Form 10-Q
period 1996-03-31
INSIGHT ENTERPRISES INC
filed 1996-05-14
CIK 932696

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

             [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             for the transition period from __________ to __________

                         Commission File Number: 0-25092


                            INSIGHT ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)


         DELAWARE                                      86-0766246
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                       Identification Number)


                  1912 WEST FOURTH STREET, TEMPE, ARIZONA 85281
                    (Address of principal executive offices)

                                 (602) 902-1001
              (Registrant's telephone number, including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X           No
                                ---               ---

Indicate the number of shares outstanding of each of issuer's class of common stock as the latest practicable date:

CLASS: COMMON STOCK           OUTSTANDING SHARES AT MAY 10, 1996:   5,370,933

                            INSIGHT ENTERPRISES, INC.

                                      INDEX

                                                                  PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

   Condensed Consolidated Balance Sheets -
   March 31, 1996 and June 30, 1995.............................     3

   Condensed Consolidated Statements of Earnings -
   Three and Nine Months Ended March 31, 1996 and 1995..........     4

   Condensed Consolidated Statements of Cash Flows -
   Nine Months ended March 31, 1996 and 1995....................     5

   Notes to Condensed Consolidated Financial Statements.........   6-8

Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations...................   9-15

PART II - OTHER INFORMATION.....................................    16

SIGNATURE.......................................................    17

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 MARCH 31,     JUNE 30,
                                                                   1996          1995
                                                                 --------      -------
                                                               (unaudited)
                               ASSETS
Current assets:
   Cash and cash equivalents..................................   $ 4,306        $ 7,574
   Accounts receivable, net...................................    38,003         17,282
   Inventories................................................    17,696         12,377
   Prepaid expenses...........................................     1,448          1,179
   Deferred income taxes......................................     1,187            808
                                                                 -------        -------
               Total current assets...........................    62,640         39,220

Property and equipment, net...................................     5,491          2,807
Other assets..................................................       672            375
                                                                 -------        -------
                                                                 $68,803        $42,402
                                                                 =======        =======
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable...........................................   $22,511        $15,368
   Accrued expenses...........................................     1,374          1,246
   Customer refunds payable...................................       299            267
   Deferred revenue...........................................       530            419
                                                                 -------        -------
               Total current liabilities......................    24,714         17,300

Line of Credit................................................     4,455          6,541
Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares
      authorized, no shares issued............................        -               -
   Common stock, $.01 par value, 10,000,000 shares authorized,
      5,370,433 at March 31, 1996 and 4,290,948 at
      June 30, 1995 shares issued and outstanding ............        54             43
   Paid-in capital............................................    29,065         11,933
   Retained earnings..........................................    10,515          6,585
                                                                 -------        -------
               Total stockholders' equity.....................    39,634         18,561
                                                                 -------        -------
                                                                 $68,803        $42,402
                                                                 =======        =======

     See accompanying notes to condensed consolidated financial statements.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (unaudited)

                                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                                       MARCH 31,              MARCH 31,
                                                       ---------              ---------
                                                    1996      1995         1996        1995
                                                  -------    -------     --------    --------
Net sales.......................................  $94,655    $64,238     $241,863    $184,348
Costs of goods sold.............................   81,224     54,390      207,358     155,565
                                                  -------    -------     --------    --------
          Gross profit..........................   13,431      9,848       34,505      28,783

Selling, general and administrative expenses....   10,758      8,331       27,839      24,489
                                                  -------    -------     --------    --------
          Earnings from operations..............    2,673      1,517        6,666       4,294
Non-operating expense, net......................       24        136          158         536
                                                  -------    -------     --------    --------
          Earnings before income taxes..........    2,649      1,381        6,508       3,758
Income tax expense..............................    1,050        548        2,578       1,489
                                                  -------    -------     --------    --------
          Net earnings..........................  $ 1,599    $   833     $  3,930    $  2,269
                                                  =======    =======     ========    ========
Net earnings data (Pro forma for the nine
  months ended March 31, 1995):
Earnings before income taxes....................  $ 2,649    $ 1,381     $  6,508    $  3,895
Income tax expense..............................    1,050        548        2,578       1,543
                                                  -------    -------     --------    --------

Net earnings....................................  $ 1,599    $   833     $  3,930    $  2,352
                                                  =======    =======     ========    ========
Net earnings per share..........................  $   .29    $   .20     $    .76    $    .69
                                                  =======    =======     ========    ========
Shares used in net earnings per
   share calculation............................    5,585      4,123        5,144       3,435
                                                  =======    =======     ========    ========

     See accompanying notes to condensed consolidated financial statements.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           NINE MONTHS ENDED MARCH 31,
                                                           ---------------------------
                                                                1996         1995
                                                              -------       -------
Cash flows from operating activities:
  Net earnings............................................   $  3,930      $  2,269
  Adjustments to reconcile net earnings to net cash
   (used in) provided by operating activities:
   Depreciation...........................................       713           558
   Tax effect of stock options............................       463            -
   Provision for losses on accounts receivable............       885         1,361
   Provision for obsolete and slow-moving inventory.......       223           180
   Deferred income tax benefit............................      (379)         (331)
   Change in assets and liabilities:
      Increase in accounts receivable.....................   (21,606)       (3,151)
      Increase in inventories.............................    (5,542)      (10,297)
      Increase in prepaid expenses........................      (269)          (94)
      Decrease  (increase) in other assets................      (297)            6
      Increase in accounts payable........................     7,143         8,718
      Increase in accrued expenses........................       128           298
      Increase (decrease) in  customer refunds payable....        32          (270)
      Increase (decrease) in deferred revenue.............       111          (536)
                                                            --------      --------
         Net cash used in operating activities............   (14,465)       (1,289)
                                                            --------      --------

Cash flows from investing activities:
    Purchases of property and equipment...................    (3,397)         (960)
                                                            --------      --------
         Net cash used in investing activities............    (3,397)         (960)
                                                            --------      --------

Cash flows from financing activities:
    Net repayments on line of credit......................    (2,086)       (7,017)
    Repayment of capital lease obligations................      -             (164)
    Repayment of notes payable to stockholders............      -             (891)
    Issuance of common stock..............................    16,680        11,870
                                                            --------      --------
        Net cash provided by financing activities.........    14,594         3,798
                                                            --------      --------
Increase (decrease)  in cash and cash equivalents.........    (3,268)        1,549
Cash and cash equivalents at beginning of period..........     7,574         2,525
                                                            --------      --------
Cash and cash equivalents at end of period................  $  4,306      $  4,074
                                                            ========      ========

     See accompanying notes to condensed consolidated financial statements.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       DESCRIPTION OF BUSINESS

         Insight Enterprises, Inc. and subsidiaries ("INSIGHT" or the "Company") is a direct marketer of microcomputers, peripherals and software. INSIGHT markets a comprehensive line of products to end-users in the business, government, education and home markets throughout the United States and Canada primarily through its own distinctive catalogs and advertisements in computer industry publications. Additionally, Insight provides direct marketing services to manufacturers and retailers seeking to outsource their direct marketing activities. The services provided include marketing, sales and distribution.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

         The condensed consolidated financial statements include the accounts of Insight Enterprises, Inc. and its wholly-owned subsidiaries: Insight Direct, Inc., IA Direct, Inc., ITA, Inc. and Intech Direct Company. Intercompany accounts and transactions have been eliminated in consolidation.

         Certain amounts in the condensed consolidated financial statements have been reclassified to confirm to the current presentation.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosure normally required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of INSIGHT as of March 31, 1996 and June 30, 1995, the results of operations for the three and nine months ended March 31, 1996 and 1995, and the cash flows for the nine months ended March 31, 1996 and 1995. The results of operations for such interim periods are not necessarily indicative of results for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements, including the related notes thereto, in INSIGHT's Annual Report on Form 10-K for the year ended June 30, 1995.

Advertising Expense

         INSIGHT adopted SOP 93-7, "Reporting on Advertising Costs", during the fourth quarter of fiscal 1995. In accordance with SOP 93-7, costs of direct-response advertising are capitalized and amortized over the expected revenue stream, generally three months, while other advertising costs are expensed as incurred. All advertising costs are recorded net of related cooperative marketing reimbursements. Direct response advertising consists primarily of costs incurred to develop and distribute catalogs and magazine advertisements. At March 31, 1996 and June 30, 1995 advertising costs of $251,000 and $214,000, respectively were deferred and are included in other assets.

         Prior to the implementation of SOP 93-7, advertising expense was recognized as a percentage of net sales during interim periods, with any unamortized amounts being expensed at year end. The interim allocation prior to the implementation of SOP 93-7 was supported by the Company's tracking of

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (unaudited)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

customer responses to unique toll-free telephone numbers placed in specific advertisements and catalogs. Pursuant to the prior interim allocation method in the third quarter of fiscal 1995 and for the nine months ended March 31, 1995, advertising expense was equal to the amount incurred.

Recent Accounting Pronouncements

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123"). SFAS No. 123 is effective for transactions entered into in fiscal years beginning after December 15, 1995. The impact of adoption of this Statement has not yet been determined.

3.       PUBLIC OFFERINGS

         In January 1995, the Company completed an initial public offering of 1,500,000 shares of its common stock at $9.00 per share. Net proceeds after underwriting discounts and other offering costs were approximately $11.9 million. Concurrent with the closing of the initial public offering, the Company reincorporated as a Delaware corporation and the current shareholders of the predecessor company exchanged their 10,000 shares of the then outstanding common stock, no par value, for 2,790,698 shares of common stock, $.01 par value.

         In November 1995, the Company completed a second public offering. The Company sold 1,000,000 newly issued shares of its common stock at $17.75 per share. Net proceeds, to the Company, after underwriting discounts and other offering costs were $16.6 million.

4.       LINE OF CREDIT

         INSIGHT has a $30,000,000 credit facility with a finance company. The agreement provides for cash advances outstanding at any one time up to a maximum of $22,500,000 on the line of credit, subject to limitations based upon the Company's eligible accounts receivable and inventories. As of March 31, 1996, $18,045,000 was available under the line of credit. Cash advances under the line of credit bear interest at the London Interbank Offered Rate (LIBOR) plus 1.90% (7.31% at March 31, 1996) payable monthly. The additional $7,500,000 of the credit facility is used to facilitate the purchases of inventories from certain vendors and is classified on the balance sheet as accounts payable. At March 31, 1996, the outstanding balance of this additional portion of the credit facility was $2,837,000. The credit facility expires in June 1998. The credit facility is secured by substantially all of the assets of INSIGHT. The credit facility contains various covenants including the requirement that INSIGHT maintain a specified dollar amount of tangible net worth.

5.       INCOME TAXES

         Income tax expense as provided for the three months and nine months ended March 31, 1996 and 1995 is based upon the estimated annual income tax rate of the Company.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (unaudited)


6.       PRO FORMA INFORMATION

         The financial results for the nine months ended March 31, 1995 reflect pro forma adjustments, including the elimination of executive compensation expense which was paid in excess of current employment agreements and the interim allocation of advertising expenses as a percentage of net sales.

7.       EARNINGS PER SHARE

         Shares used in net earnings per share calculation are calculated using the treasury stock method. Earnings per share calculations reflect the reincorporation of the Company as a Delaware corporation and the related share exchange pursuant to which the stockholders of the predecessor company received 2,790,698 shares for the 10,000 shares of the Company's common stock previously outstanding. Net earnings per share for the three months ended March 31, 1995, is based on 4,122,710 shares, which includes 3,919,543 weighted shares outstanding, 203,167 common stock equivalents. Net earnings per share for the nine months ended March 31, 1995 is based upon 3,435,237 shares, which includes 3,166,980 weighted shares outstanding and 268,257 of common stock equivalents. Net earnings per share for the three months ended March 31, 1996 is based upon 5,584,893 shares, which includes 5,367,927 weighted shares outstanding and 216,966 of common stock equivalents. Net earnings per share for the nine months ended March 31, 1996 is based upon 5,143,836 shares, which included 4,857,793 weighted shares outstanding and 286,043 of common stock equivalents.

ITEM 2.

                            INSIGHT ENTERPRISES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

         Insight is a direct marketer of microcomputers, peripherals and software. The Company markets a comprehensive line of brand name products to price-conscious, computer literate end-users in the business, government, education and home markets throughout the United States and Canada. The Company uses aggressive targeted marketing, a knowledgeable sales force and streamlined distribution together with its advanced proprietary information system to achieve volume sales and strong customer loyalty.

         The Company commenced operations in 1988 as a direct marketer of hard disk drives and other mass storage products under the name Hard Drives International. In fiscal 1991, the Company began to market its own Insight-branded microcomputers. In fiscal 1992 and 1993, the Company added peripherals, software and other branded microcomputers to its product line. Through fiscal 1992, the Company based its marketing approach primarily on advertising in computer magazines and the use of inbound toll-free telephone lines to receive customer orders. In fiscal 1993, the Company changed its marketing mix to include the publication of catalogs and the use of outbound telephone account executives focusing on the business, government and education markets. During fiscal 1995, the Company began to de-emphasize the sale of Insight-branded computers and discontinued the sale of Insight-branded computers in the second quarter of fiscal 1996.

         In fiscal 1992, the Company began outsourcing direct marketing services to third parties. Under this approach, catalogs and other mailings produced and distributed by third parties featured brand name or Insight-branded products sold under the name of such marketers. In fiscal 1993, the Company initiated its turnkey direct marketing outsourcing program for computer equipment manufacturers. In fiscal 1994, Insight significantly expanded its production and distribution of catalogs and continued to emphasize the acquisition of additional outsourcing arrangements. In fiscal 1995, the Company began its phase out of sales to third-party marketers. In January 1995, the Company completed its initial public offering of Common Stock, receiving net proceeds of approximately $11.9 million. In November 1995, the Company completed a second public offering of Common Stock, receiving net proceeds of $16.6 million.

         The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Condensed Consolidated Financial Statements of the Company, including the related notes thereto, appearing elsewhere in this filing and with the consolidated financial statements and related notes appearing in the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

         Any statement in this document that relates to future plans, expectations, events, or performances are deemed to be forward looking statements. Such forward looking statements are subject to the following important factors, among others, that could cause actual results to differ materially from the forward looking statement: the "Risk Factors" set forth in the Company's Prospectus dated November 3, 1995; changes in the personal computer industry, especially competitive pressures, changing price margins, and inventory risks due to technological developments or shifts in market demand; the Company's possible inability to obtain new outsourcing agreements and the effect on the Company's rate of net sales growth caused by the changing mix of

                            INSIGHT ENTERPRISES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              OVERVIEW (CONTINUED)

type of outsourcing agreement (as hereinafter described); changes in costs, especially paper prices, of Company catalogs and advertising; and the impact of the transition from Insight-branded computer to other branded sales.

                              RESULTS OF OPERATIONS

         The following table sets forth for the fiscal periods indicated certain financial data as a percentage of net sales:

                                          THREE MONTHS ENDED      NINE MONTHS ENDED
                                              MARCH 31,               MARCH 31,
                                              ---------               ---------
                                          1996       1995         1996        1995
                                          ----       ----         ----        ----

Net sales..............................   100.0%     100.0%       100.0%      100.0%
Costs of goods sold....................    85.8       84.7         85.7        84.4
                                          -----      -----        -----       -----
Gross profit...........................    14.2       15.3         14.3        15.6
Selling, general and administrative
   expenses............................    11.4       12.9         11.5        13.3
                                          -----      -----        -----       -----
Earnings from operations...............     2.8        2.4          2.8         2.3
Non-operating expense, net.............     0.0        0.2          0.1         0.3
                                          -----      -----        -----       -----
Earnings before income taxes...........     2.8        2.2          2.7         2.0
Income tax expense.....................     1.1        0.9          1.1         0.8
                                          -----      -----        -----       -----
Net earnings...........................     1.7%       1.3%         1.6%       1.2%
                                          =====      =====        =====       =====

THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995

         Net Sales. The Company's net sales were $94.6 million in the third quarter of fiscal 1996 and $64.2 million in the third quarter of fiscal 1995, representing an increase of $30.4 million, or 47.3% over the third quarter of fiscal 1995. Direct marketing sales increased $28.0 million or 48.5% from $57.7 million to $85.7 million in the third quarter of fiscal 1995 and 1996, respectively. Sales from outsourcing services to manufacturers, retailers and third party marketers increased $2.4 million, or 37.2%, from $6.5 million to $8.9 million in the third quarter of fiscal 1995 and 1996, respectively.

         The increase in direct marketing sales resulted primarily from increased catalog circulation, an increase in the average order size and the continued building of the Company's customer base. The Company nearly tripled its "Insight" catalog circulation from 1,106,000 to 3,191,000 in the third quarter of fiscal 1995 and 1996, respectively. The average order size increased 14% from $551 to $630 for the three months ended March 31, 1995 and 1996, respectively. The increase in outsourcing sales resulted despite completely eliminating sales to third-party marketers such as American Express and Fingerhut. Net sales to third-party marketers were $2.6 million in the third quarter of fiscal 1995. This overall increase in outsourcing sales resulted from increased sales from existing outsourcing arrangements and the addition of several new outsourcing arrangements since the third quarter of fiscal 1995.

                            INSIGHT ENTERPRISES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995   (CONTINUED)

         The Company believes that it is not practicable to analyze changes in net sales resulting from factors such as new product introductions, product discontinuance, volume changes and price changes because the Company offers a changing mix of products at prices which vary extensively over the course of any given period.

         Under certain of the Company's outsourcing arrangements, the Company takes title to inventories of products and assumes the risk of collection of accounts receivable in addition to its sales functions. Revenues derived from the sales of such products are included in the Company's net sales. Certain other outsourcing arrangements are primarily service-based, and the Company generally derives net sales from these types of arrangements based upon a percentage of the revenue generated from products sold. Accordingly, the rate of the Company's net sales growth in future periods may be affected by the mix of outsourcing arrangements which are in place from time to time.

         Gross Profit. Gross profit decreased to 14.2% from 15.3% of net sales. The gross profit percentage on the Company's direct marketing sales decreased in part due to increased industry pricing pressures. The Company's transition from Insight-branded computers to other branded computers also had a negative impact upon gross margins (although eliminating the sales of Insight-branded computers has resulted in a net positive effect due to the reduction of general and administrative expense, such as telephone and technical support costs associated with the Insight-branded product line). Sales of Insight-branded computers accounted for 22% of net sales in the third quarter of fiscal 1995. This decrease of the gross profit percentage was partially offset by the Company's ability to take advantage of vendor payment discounts and increased bulk purchasing opportunities, as well as an increase in price protection and rebates received from vendors. The gross profit percentage on the Company's outsourcing business also declined. This decrease reflects a change in the mix of products provided as a result of adding additional programs since the third quarter of fiscal 1995. Gross profit may be affected in future periods by the number and mix of outsourcing arrangements which are in place from time to time. The Company anticipates continued pressure on gross margins in fiscal 1996 primarily due to industry-wide pricing decreases.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $10.7 million in the third quarter of fiscal 1996 and $8.3 million in the third quarter of fiscal 1995. Selling, general and administrative expenses decreased as a percentage of net sales from 12.9% to 11.4%. The decline was primarily attributable to the Company's continued shift in marketing strategy, the elimination of higher general and administrative expenses associated with the Insight-branded computer and increased economies of scale as general and administrative expenses were allocated over a greater net sales base. The Company increased circulation of catalogs, reduced more expensive advertising in computer publications and received greater co-operative marketing reimbursements from manufacturers. During the fourth quarter of fiscal 1995, the Company adopted the American Institute of Certified Public Accountants Statement of Position 93-7, Reporting on Advertising Costs ("SOP 93-7"). SOP 93-7 requires the capitalization and amortization of direct response advertising costs over their expected revenue stream, generally three months. The application of SOP 93-7 resulted in a net increase of $414,000 of advertising costs for the three months ended March 31, 1996. Pursuant to the

                            INSIGHT ENTERPRISES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995   (CONTINUED)

prior interim allocation method, for the three months ended March 31, 1995, advertising expense was equal to the amount incurred.

         Non-Operating Expenses, Net. Non-operating expense, net, which consists primarily of interest expense, decreased from $136,000 to $24,000. The interest expense primarily relates to borrowings under the Company's line of credit which have been necessary to finance the Company's growth. The interest expense has decreased because of Insight's initial and second public offerings in January 1995 and November 1995 and a more favorable interest rate available to the Company under its new credit facility entered in June 1995.

         Income Tax Expense. The Company's effective tax rate is 39.6%.

NINE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995

         Net Sales. The Company's net sales were $241.8 million in the first nine months of fiscal 1996 and $184.3 million in the first nine months of fiscal 1995 representing an increase of $57.5 million, or 31.2% over the nine months ended March 31, 1995. Direct marketing sales increased $57.2 million or 35.7% from $160.3 million to $217.5 million for the nine months ended March 31, 1995 and 1996, respectively. Sales from outsourcing services to manufacturers, retailers and third-party marketers increased $0.3 million, or 1.3% from $24.0 million to $24.3 million for the nine months ended March 31, 1995 and 1996, respectively.

         The increase in direct marketing sales resulted primarily from increased catalog circulation, an increase in the average order size and the continued building of the Company's customer base. The Company increased its "Insight" catalog circulation by 126% from 4,500,000 to 10,156,000 for the nine months ended March 31, 1995 and 1996, respectively. The average order size increased 5% from $593 to $625 for the nine months ended March 31, 1995 and 1996, respectively. The increase in outsourcing services occurred despite the phasing out of sales to third-party marketers and the termination of outsourcing services provided to Ambra Computer Corporation, a subsidiary of IBM ("Ambra"). Net sales to third-party marketers were $12.4 million and $.4 million for the nine months ended March 31, 1995 and 1996 respectively. In July 1994, IBM announced the discontinuance of the Ambra product line, and therefore, the Company began reducing services to Ambra, and subsequently the agreement was terminated effective December 31, 1994. The Ambra contract accounted for $2.7 million in net sales for the nine months ended March 31, 1995. This overall increase in outsourcing sales resulted from increased sales from existing outsourcing arrangements and the addition of several new outsourcing arrangements since the third quarter of fiscal 1995.

         The Company believes that it is not practicable to analyze changes in net sales resulting from factors such as new product introductions, product discontinuance, volume changes and price changes because the Company offers a changing mix of products at prices which vary extensively over the course of any given period.

                            INSIGHT ENTERPRISES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


NINE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995 (CONTINUED)

         Under certain of the Company's outsourcing arrangements, the Company takes title to inventories of products and assumes the risk of collection of accounts receivable in addition to its sales functions. Revenues derived from the sales of such products are included in the Company's net sales. Certain other outsourcing arrangements are primarily service-based, and the Company generally derives net sales from these types of arrangements based upon a percentage of the revenue generated from products sold. Accordingly, the rate of the Company's net sales growth in future periods may be affected by the mix of outsourcing arrangements which are in place from time to time.

         Gross Profit. Gross profit decreased to 14.3% from 15.6% of net sales. The gross profit percentage on the Company's direct marketing sales decreased in part due to increased industry pricing pressures. Additionally, the Company's transition from Insight-branded computers to other branded computers also had a negative impact upon gross margins (although eliminating the sales of Insight-branded computers has resulted in a net positive effect due to the reduction of general and administrative expense, such as telephone and technical support costs associated with the Insight-branded product line). Sales of Insight branded computers accounted for 22% and 4% of net sales for the nine months ended March 31, 1995 and 1996, respectively. This decrease of the gross profit percentage was partially offset by the Company's ability to take advantage of vendor payment discounts and increased bulk purchasing opportunities, as well as an increase in price protection and rebates received from vendors. The gross profit percentage on the Company's outsourcing business also declined. This decrease was primarily related to the loss of the gross profit margins in the Company's outsourcing business with Ambra, which were higher than those in its other outsourcing arrangements. Unlike its other outsourcing arrangements, under the Ambra contract the Company provided limited services, did not maintain inventory and did not ship products. The gross profit margins in most of the Company's outsourcing arrangements other than Ambra approximated those in its direct marketing sales. Gross profit may be affected in future periods by the number and mix of outsourcing arrangements which are in place from time to time. The Company anticipates continued pressure on gross margins in fiscal 1996 primarily due to industry-wide pricing decreases.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $27.8 million in the first nine months of fiscal 1996 and $24.5 million in the first nine months of fiscal 1995. Selling, general and administrative expenses decreased as a percentage of net sales to 11.5% from 13.3%. The decline was primarily attributable to the Company's continued shift in marketing strategy, a reduction of higher general and administrative expenses associated with the Insight-branded computer, increased economies of scale as general and administrative expenses were allocated over a greater net sales base and a $137,000 reduction in compensation to the major stockholders/officers. The Company increased circulation of catalogs, reduced more expensive advertising in computer publications and received greater co-operative marketing reimbursements from manufacturers. During the fourth quarter of fiscal 1995, the Company adopted the American Institute of Certified Public Accountants Statement of

                            INSIGHT ENTERPRISES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


NINE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995 (CONTINUED)

Position 93-7, Reporting on Advertising Costs ("SOP 93-7"). SOP 93-7 requires the capitalization and amortization of direct response advertising costs over their expected revenue stream, generally three months. The application of SOP 93-7 resulted in a net deferral of $37,000 of advertising costs for the nine months ended March 31, 1996. Pursuant to the prior interim allocation method, for the nine months ended March 31, 1995, advertising expense was equal to the amount incurred.

         Non-Operating Expenses, Net. Non-operating expense, net, which consists primarily of interest expense, decreased from $536,000 to $158,000. The interest expense primarily relates to borrowings under the Company's line of credit which have been necessary to finance the Company's growth. The interest expense has decreased because of Insight's initial and second public offering in January 1995 and November 1995 and a more favorable interest rate available to the Company under its new credit facility entered in June 1995.

         Income Tax Expense. The Company's effective tax rate is 39.6%.

SEASONALITY

         The Company's business in the past has been seasonal. The second and third fiscal quarters have been generally the strongest, while the fourth fiscal quarter generally has been the weakest. As the Company continues to increase its percentage of revenue from the business, government and education markets, management believes that the Company's quarterly net sales will be less impacted by seasonality.

LIQUIDITY AND CAPITAL RESOURCES

         In January 1995, the Company completed its initial public offering of common stock. The Company received $11.9 million, net of underwriting discounts, commission and offering expenses. The Company primarily used the proceeds to repay indebtedness under its then-existing line of credit and to repay certain stockholder loans.

         In November 1995, the Company completed a second pubic offering of common stock. The Company received $16.6 million, net of underwriting discounts, commission and offering expenses. The Company used a substantial portion of the net proceeds to repay amounts outstanding under the line of credit. The balance of the net proceeds from this offering has been used for general corporate purposes.

         The Company's primary capital needs have been to fund the working capital requirements and capital expenditures necessitated by its sales growth.

         Cash flows from operations generally have been negative due primarily to increases in accounts receivable and inventories necessitated by the sales growth of the Company and the continued shift from sales to the home market to sales in the business, government and education markets. The Company's net cash

                            INSIGHT ENTERPRISES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

used in operating activities was $14.9 million for the nine months ended
March 31, 1996 as compared to $1.3 million for the nine months ended
March 31, 1995. The negative cash flow in the current year is primarily due to a $21.6 million increase in accounts receivable and a $5.5 million increase in inventory. These increases were primarily funded with the proceeds from public offerings of common stock and an increase of trade accounts payable of $7.1 million. Accounts receivable have increased due to an increase in open account purchases by commercial customers due to the Company's continued efforts to increase its sales to end users in the business, government and education markets as well as the overall Company sales increase.

         Capital expenditures for the first nine months of fiscal 1996 and 1995 were $3,397,000 and $960,000, respectively, primarily for the purchase of 17 acres of vacant land in Tempe, Arizona during the first quarter of fiscal 1996, for a future sales and administration building, and for computer systems and distribution equipment during each period.

         The Company's future capital requirements include financing the growth of working capital items such as accounts receivable and inventories, and the purchase of equipment, furniture and fixtures. Additionally, the Company started construction in the third quarter of fiscal 1996 and will be consolidating its executive, sales, and administrative functions into one facility during fiscal 1997 to better support the rapid growth in sales. The Company is evaluating sale-lease back and other financing alternatives for the building.

         The Company anticipates that cash flow from operations together with the funds available under its credit facility should be adequate to support the Company's presently anticipated cash and working capital requirements through fiscal 1997. The Company's ability to continue funding its planned growth beyond fiscal 1997 is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, or to obtain additional funds through equity or debt financings, or from other sources of financing, as may be required.

RECENT ACCOUNTING PRONOUNCEMENTS

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ( SFAS No. 123"). SFAS No. 123 is effective for transactions entered into in fiscal years beginning after December 15, 1995. The impact of adoption of this Statement has not yet been determined.

                            INSIGHT ENTERPRISES, INC.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  None

ITEM 2.  CHANGES IN SECURITIES

                  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.  OTHER INFORMATION

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  Exhibits

                  Exhibit 27-Financial Data Schedule

                  (b)  Reports on Form 8-K

                  None

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INSIGHT ENTERPRISES, INC.

                                          BY: /s/ ERIC J. CROWN
                                              ----------------------------------
                                              ERIC J. CROWN
                                              CHIEF EXECUTIVE OFFICER


DATE:  MAY 10, 1996                       BY: /s/ STANLEY LAYBOURNE
                                              ----------------------------------
                                               STANLEY LAYBOURNE
                                               CHIEF FINANCIAL OFFICER,
                                               SECRETARY AND TREASURER