Form 10-K405
period 1996-06-30
INSIGHT ENTERPRISES INC
filed 1996-09-30
CIK 932696

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

/X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED JUNE 30, 1996 OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               FOR THE TRANSITION PERIOD FROM          TO
                         COMMISSION FILE NUMBER: 0-25092

                            INSIGHT ENTERPRISES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE
(STATE OR OTHER JURISDICTION OF                           86-0766246
INCORPORATION OR ORGANIZATION)                 (IRS EMPLOYER IDENTIFICATION NO.)

             1912 WEST FOURTH STREET
                  TEMPE, ARIZONA                                  85281
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (602) 902-1001

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
      TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
             None                                         N/A

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                  Common Stock
                                (TITLE OF CLASS)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes  X                  No
                             ---                    ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Registrant's Common Stock as reported on the NASDAQ National Market on September 17, 1996, was approximately $111, 434, 000. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

         The number of outstanding shares of the Registrant's Common Stock on September 17, 1996 was 5,415,786.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on December 4, 1996 are incorporated by reference in
Part III hereof.
================================================================================

                            INSIGHT ENTERPRISES, INC.

                             FORM 10-K ANNUAL REPORT
                            YEAR ENDED JUNE 30, 1996

                                TABLE OF CONTENTS


                                                                                             PAGE
                                                                                             ----
                                     PART I
ITEM 1.       Business.................................................................         1
ITEM 2.       Properties...............................................................        12
ITEM 3.       Legal Proceedings........................................................        12
ITEM 4.       Submission of Matters to a Vote of Security Holders......................        12
ITEM 4a.      Executive Officers of the Registrant.....................................        13

                                     PART II
ITEM 5.       Market for the Registrant's Common Stock and Related Stockholder
                Matters................................................................        14
ITEM 6.       Selected Consolidated Financial Data.....................................        15
ITEM 7.       Management's Discussion and Analysis of Financial Condition and..........
                Results of Operations..................................................        16
ITEM 8.       Financial Statements and Supplementary Data..............................        25
ITEM 9.       Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure...................................................        25

                                    PART III
ITEM 10.      Directors and Executive Officers of the Registrant.......................        25
ITEM 11.      Executive Compensation...................................................        25
ITEM 12.      Security Ownership of Certain Beneficial Owners and Management...........        25
ITEM 13.      Certain Relationships and Related Transactions...........................        25

                                     PART IV
ITEM 14.      Exhibits and Reports on Form 8-K.........................................        25
SIGNATURES    .........................................................................        27

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Insight is a direct marketer of microcomputers, hardware, software and services. The Company markets a comprehensive line of brand name products to price-conscious, computer literate end-users in the business, education, government, and home markets throughout the United States and Canada. The Company uses aggressive targeted marketing, a knowledgeable sales force and streamlined distribution together with its advanced proprietary information system to achieve volume sales and strong customer loyalty.

         The Company markets its products primarily through the use of outbound telemarketing and its own distinctive catalogs and advertisements in computer industry publications. The Company's marketing campaigns prominently display the prices and features of the products offered by the Company along with customer service benefits and toll-free telephone numbers for direct ordering. Customer inquiries are handled by well-trained, empowered account executives who attempt to build long-term relationships with customers.

         The Company believes that its sales force provides a significant advantage in selling to and retaining loyal customers. Customer retention is also aided by the Company's overall commitment to customer service. This service includes fast delivery programs, free technical support, and industry standard warranties on most products. During each of fiscal 1996 and 1995, more than 50% of the Company's orders were from existing customers.

         All major functional areas of Insight utilize the Company's own proprietary information systems. The Company operates a UNIX-based information system on a PC platform, which networks all of the Company's facilities and integrates sales, accounting, inventory management, distribution, e-mail/Internet communications and other areas to increase internal efficiencies and facilitate consistent service to the customer.

         The Company also leverages its core competencies in direct marketing by providing outsourcing services to leading manufacturers. Under these various programs, the Company offers a selection of turnkey direct marketing services including marketing, sales, accounting and distribution. Currently, the Company has ongoing outsourcing programs with Toshiba(R), Samsung(R) and others.

         The Company's executive offices are located at 1912 West Fourth Street, Tempe, Arizona 85281, and its telephone number is (602) 902-1001. The Company was incorporated in Delaware in 1991 and is the successor to the business which commenced operations in 1988. Unless the context otherwise requires, the "Company" or "Insight" as used herein refers to Insight Enterprises, Inc., its subsidiaries and predecessors.

INDUSTRY BACKGROUND

         The Company is engaged in the business of selling microcomputer and related products. The Company believes that microcomputer and related product sales have increased principally as a result of the following: (i) decreases in the prices of microcomputers, peripherals and software resulting primarily from intense competition among manufacturers, retailers and resellers; (ii) improvements in microcomputer hardware performance and development of new software applications; (iii) increased use of microcomputers by businesses, educational institutions and governments; (iv) increased user familiarity with microcomputers; and (v) the emergence of industry standards and component commonality.

         Microcomputers and related products traditionally have been sold by retailers and resellers who integrated systems and provided a substantial level of support services but offered a limited selection of products at or near manufacturers' suggested retail prices. In recent years, a major change has occurred in the channels of distribution of microcomputer products in the United States. Mass merchandisers, national direct marketers, general office equipment retailers and superstore-type microcomputer and non-microcomputer retailers have joined traditional retailers and resellers in the sale of microcomputer products offering a broader selection of products at lower prices. No single group of retailers or resellers presently enjoys a dominant share of microcomputer sales.

         The Company believes that knowledgeable and value-conscious businesses and individuals are more likely to utilize the direct channel because direct channel marketers generally offer greater product selection and lower prices than, and delivery times comparable to, traditional retail stores, and because such customers possess familiarity with technology products.

         In response to competitive pressures, the traditional microcomputer resellers are consolidating operations and acquiring or merging with other resellers to increase efficiency. This industry consolidation could result in short-term price-cutting in certain markets. In addition, some manufacturers have their own direct marketing programs which seek to compete on price, but which are limited by their inability to offer broad product selection with multiple brand names. Other manufacturers, however, have recognized the Company's expertise in the direct marketing channel and contracted with the Company for the outsourcing of such activities. The Company also expects that it will contract to perform outsourcing services of this type for other leading manufacturers and retailers.

         The Company believes that it will continue to benefit from these changes as a cost-effective provider of a full range of microcomputer and related peripheral products through the direct marketing format. The Company believes that the traditional distribution channels have not satisfied the key customer purchase criteria of selection, price and service, thus creating an opportunity for the growth of direct marketing organizations such as the Company.

STRATEGY

         Insight is a direct marketer of microcomputer products to the computer literate end-user. It offers a broad range of products with aggressive pricing backed by strong customer service and support. The Company has developed a mission statement, "to be the leading direct marketer of computer products and services." The key elements of the Company's strategy are as follows:

         Small to Medium-sized Enterprises (SME) Market Focus. During fiscal 1996, the Company increased its focus on computer literate, price-conscious customers primarily in the SME market. The Company believes these business customers represent the most attractive segment of the microcomputer direct marketing industry because they tend to demand leading, high performance technology products, purchase frequently, make large purchases, are value conscious and require less technical support. The Company also serves the education, government and home markets.

         Aggressive, Targeted Marketing. The Company acquires and retains customers through integrated direct marketing that includes, but is not limited to, print, direct mail, catalogs, inbound and outbound telemarketing, electronic marketing such as the Internet, package inserts, and fax broadcasts. All communications with the customer feature value-pricing, detailed product descriptions and full color photography. All communications are segmented by customer type to deliver the right products, at the right time, to the right customer. The Company believes that this strategy will maximize its return on the investment of marketing dollars.

         Broad Selection of Products. The Company offers more than 20,000 products providing its customers with the convenience of one-stop shopping for their microcomputer-related needs. Access to a broad selection of products, combined with high volume, cost-effective direct marketing, allows the Company to competitively price its products. The Company utilizes electronic data interchange with some of its suppliers. This has allowed the Company to develop "direct-ship" programs with some of these suppliers and expand its product offering. In these cases, product can be shipped directly from a supplier to the customer without it being apparent to the customer. This allows the Company to expand its product offering without increasing its inventory, handling costs or inventory risk.

         Value Pricing. The Company offers a broad range of competitively priced products providing its customers with the convenience of one-stop shopping for their computer-related needs. Insight's product mix is based primarily on the Wintel (i.e., microcomputers that run on Microsoft's operating systems and are powered by Intel microprocessors.) standard. Insight's product and service strategy is to be value priced; not necessarily the lowest price, but always competitively priced. Value is created for our customers through competitive pricing, product availability, quick delivery, and technical advice; all managed by a strong relationship with an account executive.

         Building Customer Loyalty. The Company believes in building a strong relationship with its customers to ensure customer satisfaction and encourage repeat buying. The Company believes that a key to building customer loyalty is a team of knowledgeable and empowered account executives backed by a strong technical and support staff. The Company assigns each customer a trained account executive, to whom subsequent calls to the Company will be directed. These strong one-on-one relationships improve the likelihood that the customer may consider the Company for future purchases. Product support technicians are available during an extended workday and can be conferenced by account executives for consultation. In addition, most Company products carry industry standard guarantees. As a result of this effort, more than 50% of the Company's orders in each of fiscal 1996 and fiscal 1995 were placed by customers who had previously purchased products from the Company.

         Technology Based Operations. Part of the Company's business strategy is to develop an efficient and dynamic infrastructure. The Company uses technologically advanced, proprietary, real-time information systems to support customer service, enhance the integration of the sales, distribution and accounting functions, and allow the Company to respond effectively to opportunities in its industry. The Company uses automated systems involving telephone, credit card processing, electronic data interchange with vendors and electronic catalog production to streamline operations and increase customer satisfaction.

         Outsourcing Arrangements. The Company has leveraged its core competencies in direct marketing by offering outsourcing of direct marketing services to leading manufacturers. Under these various programs, the Company offers a selection of turnkey direct marketing services including marketing, sales, accounting and distribution. Currently, the Company has ongoing outsourcing programs with Toshiba(R), Samsung(R), and certain other manufacturers.

         Utilization of Emerging Marketing Technologies. The Company believes that its experience in the direct marketing industry, as well as the technological sophistication of its customer base, allows it to exploit emerging marketing technologies. Internet and on-line computer services are being used by the Company to distribute product information, provide product support and generate sales. These new efforts have increased the scope of the Company's marketing and should provide increased customer sales and service. The Company believes that its targeted customer base will have a greater acceptance of these interactive services due to a greater familiarity with technology products and services.

MARKETING

         The Company markets its products through integrated direct programs. The primary target market is small and medium-sized enterprises (SME's). The Company also markets to the education, governmental and home markets. The Company's various marketing programs are designed to attract new customers and to stimulate additional purchases from existing customers. Through its marketing programs the Company emphasizes its broad product offering, competitive pricing, fast delivery, customer support and multiple payment options. The Company believes that its outbound telemarketing efforts coupled with its extensive use of print advertising and catalog distribution has established it as a leading direct marketer to computer literate buyers of microcomputer products. The Company uses both conventional and emerging marketing technologies to sell its products and provide information about the Company using advertising, catalogs and specialty marketing.

         Advertising. The Company uses magazine advertising primarily to attract new customers. The Company places advertising in selected personal computer and trade magazines, such as Computer Shopper and PC Magazine, and other publications with a sophisticated, computer literate readership. These color advertisements provide detailed product descriptions, manufacturers' specifications and pricing information, and emphasize the Company's service and support features. The Company uses 800-INSIGHT as the phone number in most of its advertising as part of its Brand Awareness Strategy. The Company also advertises its sales oriented web site through independent content providers on commercial on-line services such as C/Net(R), AudioNet(R), Computer News Daily(R), and Computer Shopper(R).

         Catalogs. The Company uses catalogs to generate new orders from existing customers and to attract new customers. The "Insight" catalogs are mailed to the Company's customers and to potential customers on mailing lists acquired from product manufacturers, distributors, computer magazine publishers and list brokers. The Insight catalog has been segmented into three separate catalogs, the Business Catalog for SME's, Government and Education; the Network Catalog for technology managers and the General Catalog for non-business customers. Each catalog provides detailed product descriptions, manufacturers' specifications, pricing and the Company's service and support features. During each of fiscal 1996 and 1995, the Company had a call response rate from its catalogs of approximately 5% and 8% respectively. The decrease in the response rate was a result of the increased circulation and the extensive list testing performed in fiscal 1996. During fiscal 1996 and 1995, the Company published and distributed 12.9 million and 5.7 million "Insight" catalogs, respectively. As part of its outsourcing services the Company produces catalogs for certain manufacturers. These catalogs are circulated periodically, and for select manufacturers, the catalog is inserted into the manufacturer's product packaging.

         Specialty Marketing. Specialty marketing includes direct mail, inbound and outbound telemarketing, bulletin board services "fax on demand" service, package inserts and fax broadcasts. The Company also communicates with customers through the emerging technology of the Internet. Customers can automatically receive selected product offerings and specials, product information and ordering instructions through the Company's World-Wide Web site at http://www.insight.com.

         Cooperative Marketing. The Company enters into cooperative marketing agreements with product manufacturers. Under these agreements, the Company places advertisements in personal computer and trade magazines or catalogs that feature the manufacturer's product. The manufacturer may provide a mailing list and generally reimburses the Company through discounts, advertising allowances and rebates. Additionally, the Insight logo and telephone number are included in promotions by selected manufacturers and incoming calls are handled by Insight account executives. The Company believes that cooperative marketing leverages the Company's marketing reach and builds relationships with leading manufacturers. Cooperative marketing reimbursements totaled $10.0 million in fiscal 1996 and $5.7 million in fiscal 1995.

         Database Management. The Company continues to invest in customer retention and share of customer strategies through aggressive developments in customer information systems. The Company's database marketing efforts involve identifying customer needs through the collection, analysis and delivery of customer and prospect information. Detailed demographic, psychographic and behavioral data collected from internal and external sources, allows the Company to create a composite picture of the best customers and prospects. This in turn drives the Company to focus more on relationship marketing and less on acquisition activities to the masses. Customer centered solutions are the result, which means extremely loyal and profitable customers. Customer information will be a key resource in Insight's acquisition, conversion and retention of high lifetime value customers.

CUSTOMERS

         The Company's various marketing programs are designed to attract new customers and to stimulate additional purchases from existing customers. The Company continuously attracts new customers through advertising in the major computer magazines as well as targeted mailing of catalogs to prospective customers.

         Based on dollar volume, approximate percentages of net sales for fiscal 1996 to end-users in the Company's four major market segments were as follows: businesses - 64%, educational institutions - 8%, governmental organizations - 5%, and home - 23%. The comparable percentages in fiscal 1995 were as follows: business - 54%, educational institutions -- 8%, governmental organizations - 5%, and home - 33%. The increase in percentage of sales to business end-users in fiscal 1996 reflects the Company's continued strategy to increase its emphasis on this market segment. No single customer accounted for more than 3% of net sales during fiscal 1996.

SALES

         Insight believes that its ability to establish and maintain long term relationships and to encourage repeat purchases is dependent, in part, on the strength of its account executives. Because its customers' primary contact with the Company is through its account executives, the Company is committed to maintaining a qualified and knowledgeable sales staff.

         The Company emphasizes recruiting and training high quality personnel. New account executives are required to participate in an extensive training program to develop proficiency and knowledge of the Company's products. This program consists of class work focusing on technical product information, sales and customer service and actual inbound sales experience. The account executive progresses from selling non-technical products such as software to complex microcomputers that have a number of possible configurations and require substantial product knowledge. Additionally, the Company, in conjunction with product manufacturers and distributors, sponsors mandatory, weekly training sessions introducing new products and emphasizing fast selling products. The Company also has a training program which seeks to refine sales skills and introduce new policies and procedures. The Company's main sales division is open 365 days a year, 24 hours a day.

         Each account executive is responsible for building a customer base. A first time caller is assigned to an account executive. All subsequent incoming customer calls are then directed to this account executive. The Company's information system allows on-line retrieval of relevant customer information, including the customer's history, and product information, including list price, cost and availability, as well as upselling and cross selling opportunities. The account executive is empowered to negotiate sales prices and is compensated based upon the gross profit dollars generated. The Company also encourages the account executives to make outbound sales calls to customers. If required, a technical product engineer can be conferenced into any customer telephone call to provide additional assistance.

         The Company attributes its high inbound call volume and favorable repeat orders in part to the strength of its account executives. During fiscal 1996 and 1995, more than 50% of the Company's orders were placed by repeat customers. The Company has established a dedicated sales division focusing on business, education and government accounts. These account executives have been promoted from the direct inbound sales division or have been hired directly into this position and have demonstrated the experience needed to interact with sophisticated purchasing agents and the management information staffs of larger organizations.

         The following table sets forth certain data for the periods indicated:


                                                           YEARS ENDED JUNE 30,
                                                 ----------------------------------------
                                                    1996            1995             1994
                                                    ----            ----             ----
 Account executives (at end of period)......         321             239              143
 Orders filled..............................     518,000         406,000          261,000
 Average order size.........................        $656            $598             $644

         The increase in average order size is primarily attributable to the increased sales of high-end notebooks and was partially offset by decreasing prices on many products offered by the Company and the lower average order size associated with the Company's outsourcing programs, which tend to feature accessory and peripheral products.

OUTSOURCING

         The Company seeks to leverage its core competencies in direct marketing by providing turnkey direct marketing services to leading manufacturers. The Company believes that outsourcing provides the manufacturers the ability to reduce operational overhead, stimulate demand for their products through other marketing channels, and increase sales.

         The Company currently provides direct marketing services to certain manufacturers, including Toshiba(R) and Samsung(R). These services generally include publishing and circulating catalogs, placing advertisements under the manufacturer's name, providing account executives dedicated solely to the manufacturer's product line and fulfilling and shipping orders. The account executives interface with customers as representatives of the applicable manufacturers. In most cases, the Company is responsible for the granting of credit and for the collection of accounts generated by these product sales, but the manufacturer typically retains responsibility for warranty, service and technical support of its products. During fiscal 1996, the Company also provided outsourcing services to Air Taser(R) Inc., a manufacturer of non-lethal self defense products. The arrangement with Air Taser(R) Inc. is the Company's first outsourcing arrangement involving a non-computer-related product. While the Company's predominant market focus will remain on computer-related products, the Company intends to evaluate opportunities to leverage its sales, marketing and distribution capabilities in areas involving selected non-computer products from time to time.

         In late 1993, the Company was selected by Ambra Computer Corporation, a subsidiary of IBM ("Ambra"), to provide direct marketing sales services for IBM's newly introduced Ambra brand of microcomputers. The Company established the necessary facilities and engaged the requisite personnel and, through October 1994, effected sales of approximately $100 million of Ambra products. In July 1994, IBM announced a corporate reorganization which included the discontinuance of the Ambra brand in the United States. The Company's arrangement with Ambra was terminated effective December 31, 1994.
The Ambra activity helped the Company develop its outsourcing techniques and capacity.

         The Company also made changes in its arrangements with other marketers, such as American Express(R) and Fingerhut(R), in which brand name products are included in catalogs and other mailings produced and distributed by and under the name of the marketer. The marketer purchases products from the Company that are ordered by its customers and pays the Company the contracted-for purchase price. The products were usually subject to the manufacturer's warranties and servicing. Continued margin pressure caused these types of arrangements to become less advantageous to the Company and other marketers. Consequently, the Company phased out of sales to third party marketers in fiscal 1996. This phase of sales to third party marketer did not have a material adverse effect on the Company's operations or financial condition.

ARIZONA SALES

         The Company has developed a local marketing force within the State of Arizona to better serve the Arizona market. Sales to customers located within the State of Arizona were approximately 12% of the Company's net sales during fiscal 1996 and approximately 14% of the Company's net sales during fiscal 1995. The Company's Arizona marketing strategy includes outbound field account executives, call-in local delivery and a will-call outlet, located at its distribution center, allowing the Company to leverage its operating efficiencies and local presence. A portion of the outlet is dedicated to selling floor models, slow-moving inventory and non-warrantable products.

PRODUCTS AND MERCHANDISING

         The Company offers microcomputers, peripherals, and software products. The following chart provides information regarding selected products offered by the Company during fiscal 1996:

                                        PERCENTAGE OF
PRODUCT CATEGORIES                     1996 NET SALES         SELECTED PRODUCT MANUFACTURERS
- ------------------                     --------------         ------------------------------
Microcomputers:
    Name branded..............                29%             AST                     IBM
                                                              Compaq                  Texas Instrument
                                                              Digital                 Toshiba

    Insight-branded...........                 3%             Insight

Hard disk drives..............                23%             Fujitsu                 Quantum
                                                              IBM                     Seagate
                                                              Micropolis              Western Digital

Memory........................                 9%             IBM                     PNY
                                                              Kingston                Toshiba

Monitors/Video................                 7%             CTX                     Magnavox/Philips
                                                              Hitachi                 NEC
                                                              Mag Innovision          View Sonic

Network/Connectivity..........                 6%             Cisco                   3Com
                                                              Intel                   U.S. Robotics

Printers......................                 5%             Canon                   Okidata
                                                              Epson                   Panasonic
                                                              Hewlett-Packard         Texas Instruments

Multimedia....................                 5%             Creative Labs           Sony
                                                              New Com                 TEAC
                                                              Plextor                 Toshiba

Software......................                 5%             Corel                   Microsoft
                                                              Lotus                   Novell

Miscellaneous.................                 8%             American Power          Colorado Memory
                                                              Conversion              Intel


         The Company selects its products based upon existing and proven technology. The Company does not introduce a new product until it believes that a sufficient market has developed for such product. The Company's managers and buyers evaluate new products and the effectiveness of existing products and select products for inclusion in its marketing based upon their features, quality, sales trend, price, margins and warranties. As a result of the Company's goal to offer the latest in technology, the Company quickly replaces slower selling products with new products.

         The Company also marketed microcomputers and certain hard drives under Insight branded names. Insight-branded microcomputers accounted for approximately 3% and 21% of the Company's net sales during fiscal 1996 and 1995, respectively. Insight-branded computers consisted of private label computers configured by other manufacturers as well as systems that were configured in the Company's distribution center. The configuration process consisted of assembling base component microcomputers with other components and testing the systems through a dynamic burn-in period. The Company provided a limited warranty on all Insight-branded microcomputer systems. The majority of the components that were configured into these systems were warranted to Insight by the original equipment manufacturer for a period equal to the period warranted by Insight. In those cases where the components have not been warranted, expected future costs have been provided for in the Statement of Earnings. During fiscal 1995, as the result of the addition of various other brand computers to its product mix, the Company began to de-emphasize the selling of the Insight-branded computer. The Company discontinued selling Insight-branded computers during fiscal 1996, and the resources that were devoted to configuration of Insight-branded computers are being utilized for the configuration of other branded products.

PURCHASING AND DISTRIBUTION

         Purchasing/Inventory Management. The Company purchases products from approximately 300 suppliers. During fiscal 1996, approximately 61% (based on dollar volume) of the products were purchased directly from manufacturers, with the balance from distributors. Purchases from Merisel, Inc., a distributor and the Company's largest supplier, accounted for approximately 19% of the Company's product purchases in fiscal 1996. The top five suppliers as a group (Merisel, Inc., Toshiba American Information Systems, Inc., Seagate Technology, Inc., Ingram MicroD (a distributor), and Western Digital Corporation) accounted for approximately 51% of the Company's product purchases during the same period.

         The Company believes it has excellent relationships with its suppliers, resulting in favorable return and price protection policies, as well as promotional and marketing allowances. Although brand names and individual products are important to the Company's business, the Company believes that competitive sources of supply are available in substantially all of its product categories and therefore it is not dependent on any single vendor.

         "Just in time" inventory management is utilized by the Company as a way of reducing inventory costs. The Company's order fulfillment and inventory controls allow the Company to forecast and order products just in time for shipping. The Company promotes the use of electronic data interchange ("EDI") with its suppliers, which helps reduce overhead and the use of paper in the ordering process. Additionally, some distributors will "direct ship" products directly to the customer, which reduces physical handling by the Company. Such direct-shipments are not apparent to the customer. These inventory management techniques allow the Company to offer a greater range of products without increased inventory requirements, and maintain inventory turns of 21 times a year.

         The industry in which the Company operates is characterized by rapid technological change and the frequent introduction of new products and product enhancements. While the Company attempts to anticipate and react to new product introductions and to mitigate its exposure to losses from inventory obsolescence, there can be no assurance that such efforts will be successful or that unexpected new product introductions will not have a material adverse effect on the demand for the Company's inventory.

         Distribution Center. Activities performed in the Company's approximately 122,000-square feet of distribution space in Tempe, Arizona, include receipt and shipping of inventory, configuration of microcomputer systems and processing of returned products. Orders are transmitted electronically from the account executive to the distribution center after credit approval, where a packing slip is printed automatically for order fulfillment. All inventory items are barcoded and placed in designated areas that are easily identified on the packing slip. Barcode scanners check all orders for accurate fulfillment prior to final packing.

         Product Returns. Products returned because of defects or incompatibilities with the customer's existing equipment are processed by distribution center personnel with prompt testing to determine the problem. As part of the Company's customer service emphasis, most products returned are processed and a replacement product is shipped or a credit issued for product cost within 24 hours of when the product was received by the Company. Most defective products are returned to manufacturers for credit or replacement product. Products that cannot be returned to the manufacturer for credit or replacement are typically sent to the retail outlet for sale at a discounted price. The retail outlet allows the Company to sell non-warrantable goods and minimize any loss to the Company. In each of fiscal 1996 and 1995, the Company had a return rate of approximately 8% of gross sales.

SERVICE AND SUPPORT

         Insight believes it achieves high levels of customer satisfaction. The Company's dedication to prompt, efficient customer service and technical support are important factors in customer retention and overall satisfaction.

         Toll-Free Technical Support. The Company provides toll-free technical support to its customers 365 days a year. Product support technicians assist customers with questions concerning compatibility, installation, determination of defects and general questions of product use. The product support technicians authorize customers to return defective or incompatible products to either the manufacturer or to the Company for warranty service.

         Fast Product Delivery. Utilizing the Company's proprietary information system, customer orders are sent to the Company's distribution center for processing immediately after they are credit approved. Federal Express has set up its own packing facility within the Company's distribution facility and integrated its labeling and tracking system into the Insight information system to ensure prompt delivery. The Company ships most of its orders on the day the orders are received at the distribution center. The Company recently introduced same day delivery capability for products. For an extra delivery charge, the Company's customers can receive products on the same day the customer places the order for deliveries within certain large metropolitan areas.

         Specialty Communications. Company employees use the Internet network to enhance customer support and inter-business correspondence. The network access provides a convenient communication device enabling customers to contact their sales, customer service and technical support representatives via text-based messages.

         Guarantee. During fiscal 1995, the Company aligned its return policy with industry practice by providing that printers, notebooks, scanners and non-Insight-branded computers can be returned if unopened within 15 days of purchase, subject to a 15% restocking charge. Under this policy, most other products can be returned within 30 days of purchase, subject to a 15% restocking charge if the products are opened.

         Warranties. The majority of the products marketed by the Company are warranted by the manufacturer. The Company usually requests that customers return their defective products directly to the manufacturer for warranty service. On selected hard drives, the Company offers a one-year replacement policy in which the Company accepts the returns directly from the customer and then ships the customer a similar but previously repaired product from the Company's inventory. Upon receipt, the customer's defective product is returned to the manufacturer for repair or credit.

         The microcomputers sold under the Company's brand names had a limited warranty offered by the Company. All new sales of Insight-branded microcomputer systems carried a one-year warranty. To obtain warranty repair, a customer must return the product to the Company. Upon repair, the product is returned to the customer. For the Insight-branded microcomputers, the majority of components that were configured into the microcomputer are warranted to the Company by the original manufacturer for a period equal to the period warranted by the Company. The sale of Insight-branded microcomputers was discontinued in fiscal 1996.

TECHNOLOGY BASED OPERATIONS

         The Company believes its implementation of advanced technological systems provides competitive advantages by increasing the productivity of its account executives, delivering customer service and reducing order processing and inventory costs. The Company's account executives can access the information system to obtain (i) a customer history, (ii) the cost and availability of the current order, (iii) the compatibility of products ordered, and (iv) cross selling and up selling opportunities based upon products ordered. The Company believes that the information available to the Company's account executives empowers them to make better decisions, provide superior customer service and increase overall profitability. The Company has implemented an on-line, real time credit card address verification and approval system through a third-party provider with Visa(R), MasterCard(R), American Express(R) and Discover(R) to instantaneously match the address provided by the customer with the specific credit card billing address.

         Through the use of approximately 700 toll-free telephone numbers, the Company can track specific catalog responses based on a variety of demographic and product parameters and focus its marketing efforts and product selection to specific target markets. The system can automatically route calls, depending on their originating data, to specific sales groups or the best-selling account executives. The telephone system also uses menu systems that permit the customers to route themselves to the appropriate service or sales area, or to their assigned account executives.

         The Company has integrated its sales, accounting, inventory and distribution systems. Utilizing the Company's proprietary information system, orders are sent to the Company's distribution center for processing immediately after they are received from a customer after credit approval. All items are barcoded upon arrival in the distribution facility. The Company's barcoding system checks orders to ensure accurate fulfillment prior to shipping and tracks the reduction in inventory. Currently, the Company has implemented a re-ordering system that calculates lead times and, in some instances, automatically re-orders from certain vendors. The Company has developed a sophisticated re-ordering system that accepts vendor price quotes from several competing vendors and automatically re-orders from the vendor with the most competitive price. The Company has integrated its order processing, labeling and tracking systems with Federal Express to ensure overnight delivery to the correct location.

         The Company has a staff of eleven full-time and four part-time software programmers to develop, maintain and support its proprietary software systems.

COMPETITION

         The microcomputer products retail industry is highly competitive. Competitive pressures have intensified as the industry's rate of growth in the United States has slowed. Pricing is very aggressive in the industry and the Company expects pricing pressures to continue to intensify. The microcomputer products retail industry is also characterized by rapid changes in technology and consumer preferences, short product life cycles and evolving industry standards.

         Microcomputers are marketed through several distribution channels including traditional microcomputer retailers, computer superstores, consumer electronic and office supply superstores, mass merchandisers, national direct marketers such as the Company, and other resellers. The Company competes with national retail chains and other smaller regional or local retailers. With respect to the direct marketing channel, the Company competes with companies such as CDW Computer Centers, Inc., MicroWarehouse, Inc., and selected computer storage specific marketers. Competitive factors include price, service and support, the variety of manufacturers' products offered, and marketing and sales capabilities. There can be no assurance that the Company can continue to compete effectively against existing competitors or new competitors that may enter the market in the future.

         The Company competes with microcomputer manufacturers such as Dell Computer Corporation and Gateway 2000 that market their products via direct marketing. These manufacturers have greater financial, marketing and technological resources than the Company. The principal elements of competition are product reliability and quality, customization, price, customer service, technical support and product availability.

SALES OR USE TAX

         The Company presently collects sales tax only on sales of products to residents in the state of Arizona. Various states have attempted to impose on direct marketers the burden of collecting sales or use taxes on the sales of products shipped to state residents. The United States Supreme Court recently affirmed its position that it is unconstitutional for a state to impose sales or use tax collection obligations on an out-of-state mail order company whose only contacts with the state are the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier. If the Supreme Court changes its position or if legislation is passed to overturn the United States Supreme Court's recent decision, the imposition of a sales or use tax collection obligation on the Company in states to which it ships products would result in additional administrative expenses to the Company, could result in price increases to the customer or could have a material adverse effect on the Company. From time to time, legislation to overturn this decision of the Supreme Court has been introduced, although to date, no such legislation has been passed.

PATENTS, TRADEMARKS AND LICENSES

         The Company does not maintain a traditional research and development group, but works closely with microcomputer product suppliers and other technology developers to stay abreast of the latest developments in microcomputer technology. Where necessary, the Company has obtained patent licenses for certain technology. For example, the Company has entered into an agreement with IBM for a non-exclusive license to use certain IBM patented technology in its products. This contract has been canceled because the Company discontinued the sales of Insight branded microcomputers.

         While the Company does not believe that its continued success will depend upon the rights to a patent portfolio, there can be no assurance that the Company will continue to have access to existing or new technology for use in its products. In situations where the Company or its suppliers are required to obtain licenses to access protected technology, the Company could be placed at a disadvantage if competitors were to obtain licenses which the Company or its suppliers were unable to obtain, or if competitors were able to obtain licenses with lower royalty fee payments or other terms more favorable than those received by the Company or its suppliers. The Company could also incur substantial costs to redesign its products around other parties' protected technology and to defend patent or copyright infringement actions. If any of the Company's products were found to infringe protected technology, the Company could be enjoined from further use of that technology and could be required to pay substantial damages.

         The Company conducts its business under the trademarks and service marks "Insight(R)" and "Hard Drives International(R). "The Company intends to use and protect these and its other marks, as necessary. The Company believes its trademarks and service marks have significant value and are an important factor in the marketing of its products.

PERSONNEL AND TRAINING

         As of June 30, 1996, the Company employed 695 persons, 197 of whom were in management support services and administration; 321 were account executives; 66 were in technical support and customer service; and 111 were in warehouse/distribution. The Company's employees are not represented by any labor union, and the Company has experienced no work stoppages. The Company believes its employee relations are good.

         Insight has invested in its employees' future, and the company's future, through ongoing internal and external training. The training programs include: Insight's Sales Training Program, New Hire Training Program, LEAD, TEAM, and Management Development. Insight's new Sales Training Program is dedicated to ensuring quality sales and customer services. Classes offered target sales management, account executives, customer service, customer engineers and tech support by providing new skills through the entire sales process. New Hire Training encompasses a three-week extensive product, system, and procedural training program. Insight has contracted with Learning International to assist us in focusing training in the areas of account penetration and development. LEAD (Leadership Enhancement and Development) is a weekly one-hour informational/training session for supervisors and managers designed to improve management skills and enhance communication throughout the company. TEAM (Train Everyone to Achieve More) provides every account executive with weekly product, industry, and operational training. Management Development training is a new focus for Insight and provides each manager with individual development plans by taking classes relevant to his/her needs.

         The Company believes that its future success will depend in large part upon its continued ability to attract and retain highly qualified management, technical and sales personnel. There can be no assurance that the Company will be able to attract and retain the qualified personnel necessary for its success.

REGULATORY AND LEGAL MATTERS

         The direct response business as conducted by the Company is subject to the Merchandise Mail Order Rule and related regulations promulgated by the Federal Trade Commission, the Arizona Attorney General and various regulatory authorities in other states from which the customers purchase products. The Company believes it is in compliance with such regulations and has implemented programs and systems to assure its ongoing compliance with such regulations. There are no material legal proceedings pending against the Company.


ITEM 2. PROPERTIES

         The Company's principal facilities include 174,000 square feet of leased space in seven facilities in Tempe, Arizona which house its executive, administrative, sales, warehouse and distribution activities. The leases for approximately 70% of such space expire in 1997 and the remaining 30% expire in 1999. In July 1995, the Company acquired 17 acres of vacant land in Tempe, Arizona. The Company started construction in the third quarter of fiscal 1996 and will be consolidating its executive, sales and administrative functions into one facility on the acquired land during fiscal 1997 to better support the rapid growth in sales. Such functions currently are located in four facilities. The Company may require more space as its business expands. The amount and timing of future space needs will depend upon the extent of the Company's growth. The Company believes that suitable facilities will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

         The Company currently is not a party to any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 4a. EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information regarding the executive officers of the Company and certain key employees of its subsidiaries:

            NAME                 AGE                         POSITION
            ----                 ---                         --------
Eric J. Crown..................  34       Chief  Executive  Officer  and  Chairman of the Board of
                                          the Company

Timothy A. Crown...............  32       President and Director of the Company

Stanley Laybourne..............  47       Chief  Financial  Officer,   Secretary,   Treasurer  and
                                          Director of the Company

Michael A. Gumbert.............  37       Chief Operating Officer of Insight Direct, Inc.

Branson M. Smith...............  40       Chief Operating Officer of IA Direct, Inc.


         Eric J. Crown has been the Chief Executive Officer and Chairman of the Board of the Company since 1988, and is one of its founders. In 1984, he received a Bachelor of Science degree in Business Computer Information Systems from Arizona State University. From 1983 to 1986, Mr. Crown operated an independent computer firm. From 1986 to 1988, Mr. Crown was a partner in MicroNet Consulting, a computer consulting and sales company. Eric J. Crown is the brother of Timothy A. Crown.

         Timothy A. Crown has been employed by the Company since its inception in 1988 and has been its President since 1989. He received a Bachelor of Science degree in Business and Computer Science from the University of Kansas in 1986. From 1986 until 1987, Mr. Crown was employed by NCR Corporation as an Administrative Analyst. From 1987 to 1988, Mr. Crown was a partner in MicroNet Consulting. Timothy A. Crown is the brother of Eric J. Crown.

         Stanley Laybourne was an independent consultant to the Company from September 1990 through March 1991 and became its Chief Financial Officer and Treasurer in April 1991. In November 1994, he became Secretary of the Company. Mr. Laybourne received a Bachelor of Science degree in Accounting from The Ohio State University in 1971, with a Masters in Business Administration degree from Arizona State University in 1972. From 1972 to 1985, he was employed by Touche, Ross & Co., a predecessor to Deloitte & Touche, where he was an audit partner from 1983 to 1985. From 1985 to 1989, Mr. Laybourne was President and Chief Executive Officer of The Scottscom Group, a financial services company. From 1989 to 1990, Mr. Laybourne was Executive Vice President of Ovation Broadcasting Company, a company which operated commercial radio broadcast properties. Mr. Laybourne is the Chief Financial Officer of the Fiesta Bowl and a member of the City of Scottsdale Citizen's Bond Review Commission. Mr. Laybourne is a Certified Public Accountant.

         Michael A. Gumbert was hired on July 1, 1996, as Insight Direct, Inc.'s Chief Operating Officer. From August 1995 to June 1996, Mr. Gumbert was Senior Vice President, General Manager of Tandy Corporation, a consumer electronic retailer. From April 1983 to June 1995, Mr. Gumbert was employed by Merisel, Inc., a distributor of computers, software and peripherals. He held several positions, including Senior Vice President, Sales and Operation from April 1992 to June 1995. Mr. Gumbert received a Bachelor of Business Administration in Marketing from North Texas State University.

         Branson M. Smith has been employed by Insight Direct, Inc. since March 1992 as its Vice President of Fulfillment, and in September 1996 was promoted to Chief Operating Officer of IA Direct, Inc. From May 1991 to March 1992, Mr. Smith was a principal in Southwest Automation, an industrial operations consulting firm. From December 1987 to May 1991, Mr. Smith was a Division Manager of Shape West, a computer disk manufacturer. Mr. Smith received a Bachelor of Science degree in Business Administration from the University of Arizona. Mr. Smith is a member of the American Production and Inventory Control Society.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Market Information. The Company's Common Stock commenced trading on the NASDAQ National Market on January 24, 1995 under the symbol "NSIT." The bid price information included herein is derived from the Nasdaq Monthly Statistical Report, represents quotations by dealers, may not reflect applicable markups, markdowns or commissions, and does not necessarily represent actual transactions.

                                                             COMMON STOCK
                                                       -----------------------
                                                       HIGH BID        LOW BID
                                                       --------        -------
Fiscal Year 1995
   Third Quarter (commencing January 24, 1995)...      $12           $ 9
   Fourth Quarter................................       17 1/4        10 1/4
Fiscal Year 1996
   First Quarter.................................       25 1/2        15 7/8
   Second Quarter................................       23            10
   Third Quarter.................................       15 1/2        11 5/8
   Fourth Quarter................................       27            14 3/8


         As of September 17, 1996, there were 5,415,786 shares outstanding of the Common Stock of the Company held by approximately 72 stockholders of record.

         Dividends. The Company has never paid a cash dividend on its Common Stock. The Board of Directors currently anticipates that all of the Company's earnings will be retained for use in its business and does not intend to pay any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. The selected consolidated financial data presented below under the captions "Consolidated Statements of Earnings Data" and " Consolidated Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended June 30, 1996 are derived from the consolidated financial statements of the Company, which consolidated financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The consolidated financial statements as of June 30, 1996 and 1995, and for each of the years in the three-year period ended June 30, 1996 and the report thereon, are included elsewhere herein.

                                                                          YEARS ENDED JUNE 30,
                                                -----------------------------------------------------------------------
                                                   1996           1995           1994           1993            1992
                                                   ----           ----           ----           ----            ----
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA AND SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF EARNINGS DATA
Net sales ..................................    $  342,813     $  244,953      $  170,400       $142,951       $117,740
Cost of goods sold .........................       294,292        207,104         144,186        118,194         99,859
                                                ----------     ----------      ----------       --------       --------
Gross profit ...............................        48,521         37,849          26,214         24,757         17,881
Selling, general and administrative
   expenses ................................        38,917         31,848          23,742         22,831         16,269
                                                ----------     ----------      ----------       --------       --------
Earnings from operations ...................         9,604          6,001           2,472          1,926          1,612
Non-operating expense, net .................           136            663             409            355            144
                                                ----------     ----------      ----------       --------       --------
Earnings before income taxes ...............         9,468          5,338           2,063          1,571          1,468
Income tax expense .........................         3,748          2,114             561            365            595
                                                ----------     ----------      ----------       --------       --------
Net earnings ...............................    $    5,720     $    3,224      $    1,502       $  1,206       $    873
                                                ==========     ==========      ==========       ========       ========
PRO FORMA DATA (UNAUDITED)
   Pro forma earnings before income taxes(1)                  $    5,475       $    3,127
   Pro forma income tax expenses(2) ........                       2,168            1,238
                                                              ----------       ----------
   Pro forma net earnings ..................                  $    3,307       $    1,889
                                                              ==========       ==========
Net earnings per share (pro forma for 1995
and 1994) (3) ..............................    $     1.08    $     0.89       $     0.61
                                                ==========    ==========       ==========
Shares used in per share calculations
 (pro forma for 1995 and 1994)(3) ..........     5,289,612     3,711,093        3,091,501
                                                ==========    ==========       ==========

                                                                             JUNE 30,
                                                    ------------------------------------------------------
                                                      1996       1995          1994        1993      1992
                                                      ----       ----          ----        ----      ----
                                                                        (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital..............................       $34,567    $21,920       $ 1,922     $ 1,661   $   802
Total assets.................................        73,618     42,402        27,732      18,242    16,399
Short-term debt..............................             -          -        10,040       3,006     3,077
Long-term debt, excluding current portion....             -      6,541         1,015         371       496
Stockholders' equity.........................        41,785     18,561         3,465       2,910     1,704

- ----------

         (1) Pro forma earnings before income taxes in 1995 and 1994 reflect the elimination of executive compensation expense in excess of the amounts due under employment agreements with Eric J. Crown and Timothy A. Crown, the Company's Chief Executive Officer and President, respectively. The employment agreements are effective as of October 1, 1994 and provide for annual compensation of $225,000 for each stockholder. See Note 15 of Notes to Consolidated Financial Statements.

         (2) Pro forma income tax expense in 1995 and 1994 reflect the additional income taxes that would have been recorded after adjusting for executive compensation expense described in note (1) above. Additionally, for fiscal 1994, pro forma income tax expense has been adjusted to reflect the additional income taxes on S Corporation earnings for the respective period, assuming an effective tax rate of 39.6%. Certain subsidiaries of the Company were S Corporations prior to June 30, 1994 and were not subject to federal and state income taxes. See Note 15 of Notes to Consolidated Financial Statements.

         (3) Shares used in pro forma net earnings per share calculation in 1995 and 1994 are calculated using the treasury stock method. Earnings per share calculations consider the reincorporation of the Company as a Delaware corporation and the related share exchange pursuant to which the stockholders of the predecessor company received 2,790,698 shares for the 10,000 shares of the Company's common stock previously outstanding. Pro forma net earnings per share for the year ended June 30, 1994 is based on 3,091,501 shares, which includes 2,790,698 actual shares outstanding, 192,635 common stock equivalents and an additional 108,168 shares deemed to be outstanding. The 192,635 common stock equivalents represent the dilutive effect of stock options using the treasury stock method. The 108,168 shares deemed to be outstanding represent the number of shares (at an initial public offering price of $9.00 per shares, net of underwriting discounts and expenses) sufficient to repay $874,000 of outstanding stockholders' notes. Pro forma net earnings per share for the year ended June 30, 1995 is based on 3,711,093 shares, which includes 3,440,743 of weighted shares outstanding and 270,350 of common stock equivalents. Net earnings per share for the year ended June 30, 1996 is based on 5,289,612, which includes 4,987,649 of weighted shares outstanding and 301,963 of common stock equivalents.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Insight is a direct marketer of microcomputers, hardware, software and services. The Company markets a comprehensive line of brand name products to price-conscious, computer literate end-users in the business, education, government and home markets throughout the United States and Canada. The Company uses aggressive marketing, a knowledgeable sales force and streamlined distribution together with its advanced proprietary information system to achieve volume sales and strong customer loyalty.

         The Company commenced operations in 1988 as a direct marketer of hard disk drives and other mass storage products under the name Hard Drives International. In fiscal 1991, the Company began to market its own Insight-branded microcomputers. In fiscal 1992 and 1993, the Company added peripherals, software and other brand microcomputers to its product line. Through fiscal 1992, the Company based its marketing approach primarily on advertising in computer magazines and the use of inbound toll-free telephone lines to receive customer orders. In fiscal 1993, the Company changed its marketing mix to include the publication of catalogs and the use of outbound telephone account executives focusing on the business, education, and government markets. During fiscal 1995, the Company began to de-emphasize the sale of Insight-branded computers and discontinued the sale of Insight-branded computers in the second quarter of fiscal 1996.

         In fiscal 1992, the Company began outsourcing direct marketing services to third parties. Under this approach, catalogs and other mailings produced and distributed by third parties feature brand name or Insight-branded products sold under the name of such marketer. In fiscal 1993, the Company initiated its turnkey direct marketing outsourcing program for leading manufacturers. In fiscal 1995, the Company began its phase out of sales to third party marketers. In fiscal 1996, the Company discontinued sales to third party marketers.

         In fiscal 1995, the Company completed its initial public offering of Common Stock, receiving net proceeds of approximately $11.9 million. In November 1995, the Company completed a second public offering of Common Stock, receiving net proceeds of $16.6 million.

         The Company's results of operations have varied from period to period as a result of many factors, including continuing price competition, general economic conditions, the condition of the microcomputer products retail industry, shifts in demand for microcomputer products and industry announcements of new products or upgrades. No assurance can be given that variations in results of operations from period to period will not occur in the future. The Company's planned operating expenditures are based on sales forecasts. If revenues do not meet the Company's expectations in any given period, the Company's operating results could be materially adversely affected.

         The Company operates in an intensely competitive environment. There can be no assurance that competition will not increase in the future, which could require the Company to reduce prices, increase marketing expenditures or take other actions which may have a material adverse effect on the Company's operating results.

         From inception, the Company has experienced rapid growth that has placed, and could continue to place, a significant strain upon the Company's financial, management and other resources. The Company's future performance will depend in part on its ability to manage change in its operations. In addition, the Company's ability to manage its growth effectively will require it to continue to improve its operational, financial control and management information systems, and to attract, manage and retain key employees. If the Company's management were to become unable to manage growth effectively, the Company's business, financial condition and results of operations would be adversely affected.

         The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements of the Company, including the related notes thereto, appearing in Item 8 of this Report on Form 10-K.

         Any statement in this document that relates to future plans, expectations, events, or performances are deemed to be forward looking statements. Such forward looking statements are subject to the following important factors, among others, that could cause actual results to differ materially from the forward looking statement: the "Risk Factors" set forth in the Company's Prospectus dated November 3, 1995; changes in the personal computer industry, especially competitive pressures, changing price margins, and inventory risks due to technological developments or shifts in market demand; the Company's possible inability to obtain new outsourcing agreements and the effect on the Company's rate of net sales growth caused by the changing mix of type of outsourcing agreement (as hereinafter described); and changes in costs, especially paper prices, of Company catalogs and advertising.

                              RESULTS OF OPERATIONS

         The following table sets forth for the fiscal periods indicated certain financial data as a percentage of net sales:

                                                              YEAR ENDED JUNE 30,
                                                              -------------------
                                                          1996       1995       1994
                                                         ----------------------------
Net sales..........................................      100.0%      100.0%     100.0%
Costs of goods sold................................       85.8        84.6       84.6
                                                         -----       -----      -----
Gross profit.......................................       14.2        15.4       15.4
Selling, general and administrative expenses.......       11.4        13.0       13.9
                                                         -----       -----      -----
Earnings from operations...........................        2.8         2.4        1.5
Non-operating expense, net.........................        0.0         0.3        0.3
                                                         -----       -----      -----
Earnings before income taxes.......................        2.8         2.1        1.2
Income tax expense.................................        1.1         0.8        0.3
                                                         =====       =====      =====
Net earnings.......................................        1.7%        1.3%       0.9%
                                                         =====       =====      =====

YEARS ENDED JUNE 30, 1996 AND 1995

         Net Sales. The Company's net sales were $342.8 million in fiscal 1996 and $244.9 million in fiscal 1995. From fiscal 1995 to fiscal 1996, net sales increased $97.9 million, or 40.0%. Direct marketing sales increased $94.3 million from $215.0 million in fiscal 1995 to $309.3 million in fiscal 1996. Sales from outsourcing services to manufacturers and third-party marketers increased $3.6 million from $29.9 million in fiscal 1995 to $33.5 million in fiscal 1996.

         The increase in direct marketing sales resulted primarily from added account executives, emphasis on outbound telemarketing, increased average order size, the continued building of the Company's customer base and the increased catalog circulation. The number of account executives increased from 239 at June 30, 1995 to 321 at June 30, 1996. A significant factor in the average order size increase was the demand for the high-end notebooks. The Company more than doubled its Insight catalog circulation from 5,740,000 in fiscal 1995 to 12,880,000 in fiscal 1996. The increase in outsourcing sales resulted from increased sales for outsourcing arrangements and the addition of new outsourcing contracts with manufacturers and retailers. This increase resulted despite the de-emphasis of sales to third-party marketers and the termination of outsourcing services provided to Ambra, a subsidiary of IBM. Net sales to third-party marketers were $13.0 million in fiscal 1995 compared to $0.4 million in fiscal 1996. In 1994, IBM announced the discontinuance of the Ambra product line, and therefore, the Company began reducing services to Ambra and subsequently the agreement was terminated effective December 31, 1994. The Ambra contract accounted for $2.7 million in net sales for fiscal 1995. The Company's outsourcing arrangements generally may be canceled on relatively short notice, and there can be no assurance that the Company will be able to replace any arrangement that is canceled or not renewed upon expiration.

         Under most of the Company's outsourcing arrangements, the Company takes title to inventories of products and assumes the risk of collection of accounts receivable in addition to its sales functions. Revenues derived from the sales of such products are included in the Company's net sales. Certain other outsourcing arrangements are primarily service-based, and the Company generally derives net sales from these types of arrangements based upon a percentage of the revenue generated from products sold. Accordingly, the rate of the Company's net sales growth in future periods may be affected by the mix of outsourcing arrangements which are in place from time to time

         The Company believes that it is not practicable to analyze changes in net sales resulting from factors such as new product introduction, product discontinuances, volume changes and price changes because the Company offers a changing mix of products at prices which vary extensively over the course of any given period.

         Gross Profit. Gross profit decreased from 15.4% of net sales to 14.2% in fiscal 1996. The gross profit on the Company's direct marketing sales decreased due to industry pricing pressures which was partially offset by the Company's ability, as a result of its increased volume and financial position, to take advantage of vendor payment term discounts and increased bulk purchasing opportunities, as well as an increase in price protection and rebates received from vendors. Additionally, the Company's transition from Insight-branded computers to other branded computers also had a negative impact upon gross margins (although eliminating the sales of Insight-branded computers has resulted in a net positive effect due to the reduction of general and administrative expense, such as telephone and technical support costs associated with the Insight-branded product line). Sales of Insight-branded computers accounted for 21% and 3% of net sales for fiscal years 1995 and 1996, respectively. The Company's shift in product mix has also had a negative impact on gross profit as a percentage of sales. The Company experienced significant growth in the notebooks category which carries a low gross profit percentage. The gross profit percentage on the Company's outsourcing business also declined. This decrease was primarily related to the loss of the gross profit margins in the Company's outsourcing business with Ambra, which were higher than those in its other outsourcing arrangements. Unlike its other outsourcing arrangements, under the Ambra contract the Company provided limited services, did not maintain inventory and did not ship products. The gross profit margins in most of the Company's outsourcing arrangement other than Ambra approximated those in its direct marketing sales. Gross profit may be affected in future periods by the number and mix of outsourcing arrangements which are in place from time to time. The Company anticipates continued pressure on gross margins in fiscal 1997 primarily due to the continued shift in product mix and to industry-wide pricing pressures.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $38.9 million in fiscal 1996 and $31.8 million for fiscal 1995. Selling, general and administrative expenses decreased to 11.4% from 13.0% of net sales. The decline was attributable to increased economies of scale as general and administrative expenses were allocated over a greater net sales base, a $137,500 reduction in compensation to the major stockholders/officers and the Company's continued shift in marketing strategy. The Company increased circulation of catalogs, reduced more expensive advertising in computer publications and received greater cooperative marketing reimbursements from manufacturers. During the fourth quarter of fiscal 1995, the Company adopted the American Institute of Certified Public Accountants Statement of Position 93-7, Reporting on Advertising Costs (SOP 93-7). SOP 93-7 requires the capitalization and amortization of direct response advertising costs over their expected revenue stream, generally three months. This adjustment resulted in deferrals of advertising costs of $143,000 and $214,000 at June 30, 1996 and 1995, respectively. These decreases of general and administrative expenses as a percentage of net sales were partially offset by the addition of account executives in anticipation of future sales growth and the addition of new outsourcing contracts. New outsourcing programs initiated by the Company from time to time generally require a period of several months prior to gross profit exceeding the selling, general and administrative costs associated with the program. Increases in postage and paper costs may increase the cost of preparation and mailing of the

Company's marketing materials in future periods, though the Company anticipates that it will be able to offset these increases, in part, by increases in cooperative advertising rates, improved database management and other cost reductions. Certain manufacturers and distributors provide the Company with substantial incentives in the form of discounts, advertising allowances and rebates. A reduction in or discontinuance of such incentives could have a material adverse effect upon the Company.

         Non-Operating Expense, Net. Non-operating expense, net, which consists primarily of interest expense, decreased from $633,000 in fiscal 1995 to $136,000 in fiscal 1996. The interest expense primarily relates to borrowings under the Company's line of credit which have been necessary to finance the Company's growth. The interest expense has decreased because of Insight's initial and second public offerings in January 1995 and November 1995 and a more favorable interest rate available to the Company under its new credit facility entered in June 1995. Additionally, the interest expense associated with the Company's new facility has been capitalized.

         Income Tax Expense. The Company's current effective tax rate is 39.6%.

YEARS ENDED JUNE 30, 1995 AND 1994

         Net Sales. The Company's net sales were $244.9 million in fiscal 1995 and $170.4 million in fiscal 1994. From fiscal 1994 to fiscal 1995, net sales increased $74.5 million, or 43.8%. Direct marketing sales increased $67.5 million from $147.5 million in fiscal 1994 to $215.0 million in fiscal 1995. Sales from outsourcing services to manufacturers and third-party marketers increased $7.0 million from $22.9 million in fiscal 1994 to $29.9 million in fiscal 1995.

         The increase in direct marketing sales resulted primarily from increased catalog circulation, added account executives and the continued building of the Company's customer base. The Company more than doubled its catalog circulation from 3,363,000 in fiscal 1994 to 7,451,000 in fiscal 1995. The increase in outsourcing sales resulted from increased sales for existing outsourcing arrangements and the addition of new outsourcing contracts with manufacturers. This increase resulted despite the de-emphasis of sales to third-party marketers and the termination of outsourcing services provided to Ambra, a subsidiary of IBM. In July 1994, IBM announced the discontinuance of the Ambra product line, and therefore, the Company began reducing services to Ambra, and subsequently the agreement was terminated effective December 31, 1994. The Ambra contract accounted for $2.7 million and $2.3 million in net sales for fiscal 1995 and 1994, respectively. The Company's outsourcing arrangements generally may be canceled on relatively short notice, and there can be no assurance that the Company will be able to replace any arrangement that is canceled or not renewed upon expiration.

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

         The Company believes that it is not practicable to analyze changes in net sales resulting from factors such as new product introductions, product discontinuances, volume changes and price changes because the Company offers a changing mix of products at prices which vary extensively over the course of any given period.

         Gross Profit. Gross profit remained constant at 15.4% of net sales for the years ended June 30, 1995 and 1994. The gross profit on the Company's direct marketing sales decreased due to increased industry pricing pressures, which was partially offset by the Company's ability, as a result of its initial public offering in the third quarter of fiscal 1995, to take advantage of vendor payment term discounts and increased bulk purchasing opportunities, as well as an increase in price protection received from vendors. The decline in the gross profit percentage from direct marketing sales was offset in part by higher gross profit margins in the Company's outsourcing business with Ambra, which were higher than those in its other outsourcing arrangements. Unlike its other outsourcing arrangements, under the Ambra contract the Company provided limited services, did not maintain inventory and did not ship products. The gross profit margins in the Company's outsourcing arrangements other than Ambra were similar to those in its direct marketing sales. Gross profit may be affected in future periods by the number and mix of outsourcing arrangements which are in place from time to time. The Company anticipates continued pressure on gross margins in fiscal 1996 primarily due to industry-wide pricing pressures. The Company's transition from the Insight-branded computers to other branded computers is also expected to have a slight negative impact upon gross margins (though the Company anticipates that the reduced sale of Insight-branded computers will result in a net positive effect due to the reduction of general and administrative expense, such as telephone and technical support costs associated with the Insight-branded product line).

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $31.8 million in fiscal 1995 and $23.7 million in fiscal 1994. Selling, general and administrative expenses decreased to 13.0% from 13.9% of net sales. The decline was attributable to increased economies of scale as general and administrative expenses were allocated over a greater net sales base, a $927,000 reduction in compensation to the major stockholders/officers and the Company's continued shift in marketing strategy. The Company increased circulation of catalogs, reduced more expensive advertising in computer publications and received greater cooperative marketing reimbursements from manufacturers. During the fourth quarter of fiscal 1995, the Company adopted the American Institute of Certified Public Accountants Statement of Position 93-7, Reporting on Advertising Costs (SOP 93-7). SOP 93-7 requires the capitalization and amortization of direct response advertising costs over their expected revenue stream, generally three months. This adjustment resulted in a $214,000 deferral of advertising costs at June 30, 1995. These decreases of general and administrative and advertising expenses as a percentage of net sales were partially offset by an increase in selling expenses, as a percentage of net sales, with the addition of account executives in anticipation of future sales growth and the addition of new outsourcing contracts. New outsourcing programs initiated by the Company from time to time generally require a period of several months prior to gross profit exceeding the selling, general and administrative costs associated with the program. Increases in postage and paper costs may increase the cost of preparation and mailing of the Company's marketing materials in future periods, though the Company anticipates that it will be able to offset these increases, in part, by increases in cooperative advertising rates, improved database management and other cost reductions. Certain manufacturers and distributors provide the Company with substantial incentives in the form of discounts, advertising allowances and rebates. A reduction in or discontinuance of such incentives could have a material adverse effect upon the Company.

         Non-Operating Expense, Net. Non-operating expense, net, which consists primarily of interest expense, increased to $663,000 in fiscal 1995 from $409,000 in fiscal 1994. The increase was due to increased borrowings under the Company's line of credit which were necessary to finance the Company's growth. The majority of this interest expense was incurred prior to the Company's initial public offering.

         Income Tax Expense. The Company's current effective tax rate is 39.6%. On June 30, 1994, a corporate reorganization occurred in which certain corporations owned by individuals who at that time were the Company's sole stockholders became subsidiaries of the Company. The subsidiaries elected to be treated as S corporations for federal income taxes prior to June 30, 1994 and, accordingly, were not subject to federal and state income taxes. At June 30, 1994, these subsidiaries terminated their S corporation elections and became subject to federal and state income taxes. Accordingly, the primary difference between the Company's effective tax rate of 39.6% and the tax rate shown on the financial statements of 27.2% in fiscal 1994 relates to income tax expense that would have been incurred by these S corporation subsidiaries had they been taxed as C corporations.

QUARTERLY RESULTS AND SEASONALITY

         The Company's business in the past has been seasonal. Net sales during the second and third fiscal quarters in fiscal 1995 were the strongest. As the Company continues to increase its percentage of revenue from business, education and government markets, management believes that the Company's quarterly net sales will be less impacted by seasonality. The following table sets forth certain quarterly information for the Company's two most recent fiscal years:

                                                                           QUARTER ENDED
                                    --------------------------------------------------------------------------------------
                                     JUNE 30,   MAR. 31,   DEC. 31,   SEPT 30,   JUNE 30,   MAR. 31,  DEC. 31,    SEPT 30,
                                       1996       1996       1995      1995        1995       1995      1994       1994
                                       ----       ----       ----      ----        ----       ----      ----       ----
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Sales ....................      $100,950    $94,655    $76,431    $70,777   $60,605    $64,238     $66,384     $53,726
Costs of goods sold ..........        86,934     81,224     65,395     60,739    51,539     54,390      56,370      44,805
                                    --------    -------    -------    -------   -------    -------     -------     -------
  Gross profit ...............        14,016     13,431     11,036     10,038     9,066      9,848      10,014       8,921
Selling, general and
  administrative
  expenses(1) ................        11,078     10,758      8,942      8,139     7,359      8,331       8,399       7,759
                                    --------    -------    -------    -------   -------    -------     -------     -------
Earnings from operations .....         2,938      2,673      2,094      1,899     1,707      1,517       1,615       1,162
Non-operating expense, net ...           (22)        24         55         79       127        136         225         175
                                    --------    -------    -------    -------   -------    -------     -------     -------
Earnings before income taxes .         2,960      2,649      2,039      1,820     1,580      1,381       1,390         987
Income tax expense ...........         1,170      1,050        807        721       625        548         550         391
                                    --------    -------    -------    -------   -------    -------     -------     -------
Net earnings .................      $  1,790    $ 1,599    $ 1,232    $ 1,099   $   955    $   833     $   840     $   596
                                    ========    =======    =======    =======   =======    =======     =======     =======
Pro forma data:(2)
  Earnings before income taxes                                                                                     $ 1,124
  Net earnings ...............                                                                                         679
  Net earnings per share .....      $   0.31    $  0.29    $  0.24    $  0.24   $  0.21    $  0.20     $  0.27     $  0.22
                                    ========    =======    =======    =======   =======    =======     =======     =======

- ------------

         (1) In the fourth quarter of fiscal 1995, the Company adopted SOP 93-7, "Reporting on Advertising Costs". In accordance with SOP 93-7, costs of direct response advertising are capitalized and amortized over the expected revenue stream, generally three months. Prior to the implementation of SOP 93-7, for interim periods, advertising expense is recognized as a percentage of net sales as opposed to expensing as incurred. This interim allocation is supported by the Company's tracking of customer responses to unique toll-free telephone numbers placed in specific advertisements and catalogs. As a result, in the first quarter of fiscal 1995 advertising expense was $195,000 less than actually incurred and in the second quarter of fiscal 1995 advertising expense was $195,000 greater than incurred. In the third quarter the advertising expense was equal to the amount incurred. And in the fourth quarter of fiscal 1995, with the adoption of SOP 93-7, $214,000 of advertising costs were deferred. During the first and second quarters of fiscal 1996, the deferral increased by $85,000 and $366,000 respectively, while the deferral decreased by $414,000 and $108,000 in the third and fourth quarters. At June 30, 1996 advertising costs of $143,000 was deferred and included in other assets.

         (2) See Note (15) of Notes to Consolidated Financial Statements.

INFLATION

         Management does not believe that inflation has had a material effect on the Company's sales during the past three fiscal years.

  LIQUIDITY AND CAPITAL RESOURCES

         In January 1995, the Company completed its initial public offering of common stock. The Company received approximately $11.9 million, net of underwriters' discounts, commission and offering expenses. The Company primarily used the proceeds to repay indebtedness under its then-existing line of credit and to repay certain stockholder loans.

         In November 1995, the Company completed a second public offering of common stock. The Company received $16.6 million, net of underwriting discounts, commission and offering expenses. The Company used a substantial portion of the net proceeds to repay amounts outstanding under the line of credit. The balance of the net proceeds from this offering has been used for general corporate purposes.

         The Company's primary capital needs have been to fund the working capital requirements and capital expenditures necessitated by its sales growth.

         Cash flows from operations generally have been negative due primarily to increases in accounts receivable and inventories necessitated by the sales growth of the Company and the continued shift from sales to the home market to sales in the business, education and government markets. The Company's net cash used by operating activities was $7.7 million for fiscal 1996, including $25.8 million and $4.5 million to fund the increase in account receivables and inventories, respectively. These increases were primarily funded with the proceeds from the public offerings of common stock and an increase of trade accounts payable of $14.3 million. Accounts receivable have increased due to an increase in open account purchases by commercial customers due to the Company's continued efforts to increase its sales to end users in the business, education and government markets as well as the overall Company sales increase. During fiscal 1996, the Company's capital expenditures totaled approximately $4.9 million primarily for the purchase of 17 acres of vacant land and the construction, in progress, of a facility on that site, which will house sales, executive and administrative functions.

         As of June 30, 1996, the Company had no outstanding balance under its line of credit. In June 1995, the Company entered into a new $30 million credit facility with a finance company. The agreement provides for cash advances outstanding at any one time up to a maximum of $22.5 million on the line of credit, subject to limitations based upon the Company's eligible accounts receivable and inventories. As of June 30, 1996, $22.5 million was available under the line of credit. Cash advances bear interest at the London Interbank Offered Rate (LIBOR) plus 1.90% (7.37% at June 30, 1996) payable monthly. The additional $7.5 million of the credit facility is used to facilitate the purchases of inventories from certain vendors and is classified on the balance sheet as accounts payable. The credit facility expires in June 1998. The line is secured by substantially all of the assets of the Company. The line of credit contains various covenants including the requirement that the Company maintain a specified dollar amount of tangible net worth.

         The Company's future capital requirements include financing the growth of working capital items such as accounts receivable and inventories, and the purchase of equipment, furniture and fixtures. The Company anticipates that cash flow from operations together with the funds available from its initial and second public offerings of common stock and amounts available under its existing line of credit should be adequate to support the Company's presently anticipated cash and working capital requirements through fiscal 1997. The Company's ability to continue funding its planned operations beyond fiscal 1997 is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, or to obtain additional funds through equity or debt financings, or from other sources of financing, as may be required.

NEW ACCOUNTING STANDARD

         Statement of Financial Accounting Standards No. 123 -- "Accounting for Stock-Based Compensation" ("SFAS 123") requires that companies can elect to account for stock-based compensation plans using a method based upon fair value or continue measuring compensation expense for those plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 -- "Accounting for Stock Issued to Employees" ("APB 25"). Companies electing to continue using the intrinsic value method must make pro forma disclosures in fiscal 1997 of net earnings and earnings per share as if the fair value based method had been applied. The Company will continue using APB 25; therefore, SFAS 123 is not expected to have an impact on the Company's results of operations or financial position.

CERTAIN FACTORS AFFECTING THE COMPANY'S OPERATIONS

         Highly Competitive Industry. The microcomputer products industry is highly competitive. Competitive pressures have intensified as the industry's rate of growth in the United States has slowed. Pricing is very aggressive and the Company expects pricing pressures to continue. The Company competes with a large number and wide variety of resellers of microcomputers and related products, including traditional microcomputer retailers, computer superstores, consumer electronics and office supply superstores, mass merchandisers, national direct marketers (including value-added resellers and specialty retailers, aggregators, distributors, franchisers, manufacturers and national computer retailers which have commenced their own direct marketing operations). Many of these compete principally on the basis of price and may have lower costs than the Company. The Company may be subject to increased price competition which could have a material adverse effect on its results of operations. Certain of the Company's current and potential competitors are larger and have substantially greater resources than the Company. The Company believes that competition may increase in the future.

         Industry Consolidation and Price Reductions. The microcomputer products industry is undergoing significant change. In recent years, the number of sophisticated, computer literate customers has greatly expanded. Computer superstores and direct marketers have significantly increased their market share during this period. Certain traditional microcomputer resellers are combining operations or acquiring or merging with other resellers to increase efficiency. This industry consolidation could result in short-term price-cutting in certain markets. Decreasing prices of microcomputers and related products require the Company to sell a greater number of products to achieve the same level of net sales and gross profit. Such a trend could make it more difficult for the Company to continue to increase its net sales and earnings.

         Managing Rapid Growth; No Assurance of Additional Financing. Since inception, the Company has experienced rapid growth. Historically, cash flow from operations has been insufficient to finance this growth and the Company has relied upon a line of credit, loans from stockholders and proceeds from its initial and second public offerings to finance working capital requirements. As part of its growth strategy, the Company intends to create new marketing programs, hire additional personnel, enter into additional outsourcing arrangements, increase sales to business customers and construct a new sales administrative office building. In addition, the Company will consider, where appropriate, the acquisition of complementary or additional businesses which management believes meet the current objectives of the Company. There can be no assurance that the Company's operations will generate sufficient cash flow or that adequate financing will be available to finance continued growth.

         Rapid Changes in Product Standards and Risk of Inventory Obsolescence. The microcomputer products industry is characterized by rapid technological change and the frequent introduction of new products and product enhancements. The Company has sought to minimize its inventory exposure through a variety of inventory control procedures and policies, including automated "just-in-time" management and vendor price protection programs. In order to satisfy customer demand and to obtain greater purchasing discounts, the Company expects to carry increased inventory levels of certain products in the future. Unexpected new product introductions could have a material adverse effect on demand for the Company's inventory.

         Fluctuating Operating Results. The Company's results of operations have varied from quarter to quarter as a result of many factors, including general economic conditions, the condition of the microcomputer products industry, shifts in demand for microcomputer products and industry announcements of new products or upgrades. No assurance can be given that these quarterly variations will not occur in the future.

         Possible Nonrenewal or Cancellation of Short-Term Arrangements. The Company performs outsourcing services for certain manufacturers pursuant to various arrangements. These parties may cancel such arrangements on relatively short notice or fail to renew them upon expiration. There is no assurance that the Company will be able to replace any manufacturers that terminate or fail to renew their relationships with the Company.

         Business Interruption; Reliance on Management Information Systems. The Company believes that its success to date has been, and future results of operations will be, dependent in large part upon its ability to provide prompt and efficient service to customers. In addition, the Company's success is largely dependent on the accuracy, quality and utilization of the information generated by its management information systems, which affect its ability to manage its sales, accounting, inventory and distribution systems. Although the Company has redundant systems, with full data backup, a substantial interruption in these systems or in the Company's telephone communication systems, could have a material adverse effect on the Company's business.

         Risk of Increasing Marketing, Postage and Shipping Costs. The Company mails catalogs through the United States Postal Service, generates sales leads through advertising and ships products to customers by commercial delivery services. Increases in postage rates or paper costs could increase the cost of the Company's marketing materials. The inability to pass on these costs could have a material adverse effect on the Company's operating results.

         Changing Methods of Distribution. The manner in which personal computers and related software and products are distributed and sold is changing, and new methods of distribution and sale, such as on-line shopping services have emerged. Hardware and software vendors have sold, and may intensify their efforts to sell their products directly to end-users. From time to time, certain vendors have instituted programs for the direct sales of large order quantities of hardware and software to certain major corporate accounts. These types of programs may continue to be developed and used by various vendors. Vendors also may attempt to increase the volume of software products distributed electronically to end-users' personal computers. Any of these competitive programs could have a material adverse effect on the Company's business and financial results.

         Reliance on Manufacturers and Distributors. The Company acquires products for resale both directly from manufacturers and indirectly through distributors. Purchases from Merisel, a distributor of microcomputers and related products, accounted for approximately 19% of the Company's aggregate purchases for fiscal 1996. No other vendor or supplier accounted for more than 10% of purchases in fiscal 1996. There are few supply agreements between the Company and any manufacturers and distributors, While the loss of Merisel or any other manufacturers or distributors could cause a short-term disruption in the availability of products, the Company believes that alternative sources of supply could be obtained for such products without materially affecting product cost. Certain of the products offered by the Company are subject to manufacturer allocation which limits the number of units of such products available to resellers, including the Company. Certain manufacturers and distributors provide the Company with substantial incentives in the form of discounts, advertising allowances and rebates. A reduction in or discontinuance of such incentives could have a material adverse effect on the Company.

         State Sales Tax Collection. The Company presently collects sales tax only on sales of products to residents of the State of Arizona. Various states have sought to impose on direct marketers the burden of collecting state sales taxes on the sales of products shipped to that state's residents. The United States Supreme Court recently affirmed its position that it is unconstitutional for a state to impose sales or use tax collection obligations on an out-of-state mail order company whose only contacts with the state are the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier. If legislation is passed to overturn the United States Supreme Court, the imposition of a sales or use of tax collection obligation on the Company in states to which it ships products would result in additional administrative expenses to the Company, could result in price increases to the customer and/or could have a material adverse effect on the Company. From time to time, legislation to overturn this decision of the Supreme Court has been introduced, although to date, no such legislation has been passed.

         Dependence on Key Personnel. The Company's future success will depend to a significant extent on the efforts of key management personnel, including Eric J. Crown, Chief Executive Officer, Timothy A. Crown, President, and other key employees. The loss of one or more of these key employees could have a material adverse effect on the Company's business. The Company maintains and is the beneficiary of a $1, 000, 000 key-man life insurance policy on each on Eric
J. Crown and Timothy A. Crown. In addition, the Company believes that its future success will depend in large part upon its continued ability to attract and retain highly qualified management, technical and sales personnel.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is included in this Report beginning at page 29.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no disagreements with accountants on accounting and financial disclosure matters during the periods reported herein.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The biographical information relating to the Company's directors included under the caption "Election of Directors" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held December 4, 1996 (the "Proxy Statement") is incorporated herein by reference. The Company anticipates filing the Proxy Statement within 120 days after June 30, 1996. See also the information concerning executive officers of the Company included in
Item 4a in Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

         The information under the heading "Executive Compensation" and "Compensation of Directors" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the heading "Voting Securities and Principal Holders -- Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the heading "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this report:

1. Financial Statements

         The consolidated financial statements of Insight Enterprises, Inc. and subsidiaries and Independent Auditors' Report are filed herein beginning on page 29.

2. Exhibits.

         (a) Exhibits (unless otherwise noted, exhibits are filed herewith)

EXHIBIT NO.                                DESCRIPTION

    2.1*      --  Form of Articles of Merger and  Certificate of Merger between
                  Insight Enterprises, Inc., an Arizona corporation, and Insight
                  Enterprises, Inc., a Delaware corporation (the "Registrant")

    3.1**     --  Amended and Restated Certificate of Incorporation of
                  Registrant

    3.2**     --  Bylaws of the Registrant

    4.1**     --  Specimen Common Stock Certificate

    4.2**     --  Form of Common Stock Warrant between the Registrant and each
                  Representative of the Underwriters

   10.1**     --  Employment Agreement, between Insight Enterprises, Inc. and
                  Eric J. Crown, dated as of October 1, 1994, as amended***

   10.2**     --  Employment Agreement, between Insight Enterprises, Inc. and
                  Timothy A. Crown, dated as of October 1, 1994, as amended***

   10.3**     --  Confidentiality and Non-Competition Agreement, between
                  Registrant and Stanley Laybourne dated as of October 1, 1994

   10.4**     --  Form of Indemnification Agreement*

   10.5**     --  1994 Stock Option Plan of the Registrant***

   10.6**     --  Predecessor Stock Option Plan***

   10.7****   --  1995 Employee Stock Purchase Plan of the Registrant***

   10.8       --  Amendment to 1994 Stock Option Plan of the Registrant***

   10.9       --  Standard Form of Agreement Between Owner and Construction
                  Manager where the Construction Manager is also the Constructor.

   11.1       --  Computation of Net Earnings per Common Share

   21.1****   --  Subsidiaries of the Registrant

   23.1       --  Consent of KPMG Peat Marwick LLP

   ----------

    * The Company has entered into a separate indemnification agreement with each of its current directors and executive officers that differ only in party names and dates. Pursuant to the instructions accompanying
         Item 601 of Regulation S-K, the Registrant is filing the form of such indemnification agreement.

    ** Incorporated by reference from Company's Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995.

   ***   Management contract or compensatory plan or arrangement

  **** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

         (b) Reports on Form 8-K.

         No current Reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended June 30, 1996.

         (c) The Exhibits required to be filed as part of this report are listed in Item 14(a) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INSIGHT ENTERPRISES, INC.

                                        By /s/  ERIC J. CROWN
                                           -----------------------
                                        Eric J. Crown
                                        Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                              TITLE                                  DATE
         ---------                              -----                                  ----
/s/  ERIC J. CROWN                    Chairman of the Board of                    September 26, 1996
- -------------------------------       Directors and Chief Executive Officer
Eric J. Crown                         (Principal Executive Officer)


/s/  TIMOTHY A. CROWN                 Director and President                      September 26, 1996
- -------------------------------
Timothy A. Crown


/s/  STANLEY LAYBOURNE                Chief Financial Officer,                    September 26, 1996
- -------------------------------       Secretary, Treasurer and
Stanley Laybourne                     Director (Principal Financial and
                                      Accounting Officer)


/s/  LARRY A. GUNNING                 Director                                    September 26, 1996
- -------------------------------
Larry A. Gunning


/s/  ROBERTSON C. JONES               Director                                    September 26, 1996
- -------------------------------
Robertson C. Jones

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                  PAGE
                                                                                  ----
Independent Auditors' Report.............................................         29
Consolidated Balance Sheets -- June 30, 1996 and  1995...................         30
Consolidated Statements of Earnings -- Each of the years in the
  three-year period ended June 30, 1996..................................         31
Consolidated Statements of Stockholders' Equity -- Each of the years
  in the three-year period ended June 30, 1996...........................         32
Consolidated Statements of Cash Flows -- Each of the years in the
  three-year period ended June 30, 1996..................................         33
Notes to Consolidated Financial Statements...............................         34

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Insight Enterprises, Inc.:


We have audited the accompanying consolidated balance sheets of Insight Enterprises, Inc. and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three year period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insight Enterprises, Inc. and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1996 in conformity with generally accepted accounting principles.






                                                          KPMG Peat Marwick LLP

Phoenix, Arizona
August 13, 1996

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                               JUNE 30,
                                                                         --------------------
                                ASSETS                                   1996            1995
                                                                         ----            ----

Current assets:
      Cash and cash equivalents ...................................      $ 5,300       $ 7,574
      Accounts receivable, net (Notes 2 and 14) ...................       41,798        17,282
      Inventories (Note 14) .......................................       16,104        12,377
      Prepaid expenses ............................................        1,959         1,179
      Deferred income taxes (Note 6) ..............................        1,239           808
                                                                         -------       -------
                 Total current assets .............................       66,400        39,220
Property and equipment, net (Note 3) ..............................        6,660         2,807
Other assets ......................................................          558           375
                                                                         -------       -------
                                                                         $73,618       $42,402
                                                                         =======       =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable ............................................      $29,667       $15,368
      Accrued expenses ............................................        1,290         1,246
      Customer refunds payable ....................................          291           267
      Deferred revenue ............................................          585           419
                                                                         -------       -------
                 Total current liabilities ........................       31,833        17,300

Line of credit (Notes 4 and 12) ...................................            -         6,541

Commitments (Notes 3 and 5)

Stockholders' equity (Notes 7, 9, and 10):
      Preferred stock, $.01 par value, 1,000,000 shares authorized,
          no shares issued ........................................            -             -
      Common stock, $.01 par value, 10,000,000 shares authorized;
          5,396,754 in 1996 and 4,290,948 in 1995 shares issued
          and outstanding .........................................           54            43
      Additional paid-in capital ..................................       29,426        11,933
      Retained earnings ...........................................       12,305         6,585
                                                                         -------       -------
                 Total stockholders' equity .......................       41,785        18,561
                                                                         -------       -------
                                                                         $73,618       $42,402
                                                                         =======       =======


          See accompanying notes to consolidated financial statements.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
             (IN THOUSANDS, EXCEPT PER SHARE DATA AND SHARE AMOUNTS)


                                                                                          YEARS ENDED JUNE 30,
                                                                            --------------------------------------------
                                                                               1996             1995             1994
                                                                               ----             ----             ----
Net sales ...........................................................       $  342,813       $  244,953       $  170,400
Costs of goods sold .................................................          294,292          207,104          144,186
                                                                            ----------       ----------       ----------
         Gross profit ...............................................           48,521           37,849           26,214
Selling, general and administrative expenses ........................           38,917           31,848           23,742
                                                                            ----------       ----------       ----------
         Earnings from operations ...................................            9,604            6,001            2,472
Non-operating expense, net (Note 12) ................................              136              663              409
                                                                            ----------       ----------       ----------
         Earnings before income taxes ...............................            9,468            5,338            2,063
Income tax expense (Note 6) .........................................            3,748            2,114              561
                                                                            ----------       ----------       ----------
         Net earnings ...............................................       $    5,720       $    3,224       $    1,502
                                                                            ==========       ==========       ==========
Pro forma net earnings data (unaudited) (Note 15):
     Earnings before income taxes as reported .......................                        $    5,338       $    2,063
     Adjustment for executive compensation expense ..................                               137            1,064
                                                                                             ----------       ----------
     Pro forma earnings before income taxes .........................                             5,475            3,127
     Pro forma income tax expense ...................................                             2,168            1,238
                                                                                             ----------       ----------
     Pro forma net earnings .........................................                        $    3,307       $    1,889
                                                                                             ==========       ==========

Net earnings per share (pro forma for 1995 and 1994) ................       $     1.08       $     0.89       $     0.61
                                                                            ==========       ==========       ==========

Shares used in net earnings per share calculation (pro forma for 1995
     and 1994) ......................................................        5,289,612        3,711,093        3,091,501
                                                                            ==========       ==========       ==========

          See accompanying notes to consolidated financial statements.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                           ADDITIONAL                    TOTAL
                                                 COMMON     PAID-IN       RETAINED    STOCKHOLDERS'
                                                 STOCK      CAPITAL       EARNINGS      EQUITY
                                                 ------    ----------     --------    ------------
Balances at June 30, 1993 ..................      $20       $    21       $ 2,869        $2,910
     Net earnings ..........................        -             -         1,502         1,502
     S corporation distributions (Note 11) .        -             -        (1,010)       (1,010)
     Stockholders' capital contributions
         (Note 11) .........................        -            63             -            63
                                                  ---       -------       -------        ------
Balances at June 30, 1994 ..................       20            84         3,361         3,465
     Issuance of common stock (Note 7) .....       23        11,849             -        11,872
     Net earnings ..........................        -             -         3,224         3,224
                                                  ---       -------       -------        ------
Balances at June 30, 1995 ..................       43        11,933         6,585        18,561
     Issuance of common stock (Note 7) .....       11        16,899             -        16,910
     Tax benefit recognized on
         stock options exercised (Note 9) ..        -           594             -           594
     Net earnings ..........................        -             -         5,720         5,720
                                                  ---       -------       -------       -------
Balances at June 30, 1996 ..................      $54       $29,426       $12,305       $41,785
                                                  ===       =======       =======       =======

          See accompanying notes to consolidated financial statements.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                  YEARS ENDED JUNE 30,
                                                                                        -----------------------------------
                                                                                        1996          1995             1994
                                                                                        ----          ----             ----
Cash flows from operating activities:
    Net earnings ............................................................       $  5,720        $  3,224        $  1,502
    Adjustments to reconcile net earnings to net cash
         used in operating activities:
      Depreciation ..........................................................          1,066             766             492
      Tax benefit from stock options exercised ..............................            594               -               -
      Provision for losses on accounts receivable ...........................          1,302           1,262             836
      Provision for obsolete and slow moving inventories ....................            788             344             240
      Deferred income taxes .................................................           (431)            (69)           (192)
      Change in assets and liabilities:
        Increase in accounts receivable .....................................        (25,818)         (4,218)         (7,420)
        Increase in inventories .............................................         (4,515)         (5,794)           (253)
        Decrease (increase) in prepaid expenses .............................           (780)           (452)            112
        Increase in other assets ............................................           (183)           (209)            (53)
        Increase in accounts payable ........................................         14,299           1,920           4,395
        Increase in accrued expenses ........................................             44              45             381
        Increase (decrease) in customer refunds payable .....................             24            (169)            238
        Increase (decrease) in deferred revenue .............................            166            (691)           (774)
                                                                                    --------        --------        --------
          Net cash used in operating activities .............................         (7,724)         (4,041)           (496)
                                                                                    --------        --------        --------
Cash flows from investing activities:
    Purchases of property and equipment .....................................         (4,919)         (1,251)         (1,199)
    Proceeds from the sale of property and equipment ........................              -               -              21
                                                                                    --------        --------        --------
          Net cash used in investing activities .............................         (4,919)         (1,251)         (1,178)
                                                                                    --------        --------        --------
Cash flows from financing activities:
    Net borrowings (repayments) on lines of credit ..........................         (6,541)           (476)          4,071
    Repayment of capital lease obligations ..................................              -            (164)            (64)
    Proceeds from notes payable to stockholders .............................              -               -             600
    Repayment of notes payable to stockholders ..............................              -            (891)            (64)
    S corporation distributions .............................................              -               -            (924)
    Issuance of common stock ................................................         16,910          11,872               -
                                                                                    --------        --------        --------
          Net cash provided by financing activities .........................         10,369          10,341           3,619
                                                                                    --------        --------        --------
Increase (decrease) in cash and cash equivalents ............................         (2,274)          5,049           1,945
Cash and cash equivalents at beginning of year ..............................          7,574           2,525             580
                                                                                    --------        --------        --------
Cash and cash equivalents at end of year ....................................       $  5,300        $  7,574        $  2,525
                                                                                    ========        ========        ========
Supplemental disclosures of cash flow information:
    Cash paid during the year for interest, net of amounts capitalized ......       $    138        $    680        $    345
                                                                                    ========        ========        ========
    Cash paid during the year for income taxes ..............................       $  3,513        $  1,986        $    729
                                                                                    ========        ========        ========
Supplemental disclosure of non-cash activities:
    S corporation distribution/contribution .................................       $      -        $      -        $     63
                                                                                    ========        ========        ========
    Capital lease obligations incurred ......................................       $      -        $      -        $    152
                                                                                    ========        ========        ========

          See accompanying notes to consolidated financial statements.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 1996, 1995 AND 1994



(1)     Operations and Summary of Significant Accounting Policies

Description of Business

     Insight Enterprises, Inc. and subsidiaries (INSIGHT), formed June 30, 1994, as described below, is a direct marketer of microcomputers, hardware, software and services. INSIGHT markets a comprehensive line of brand-name products to end-users in the business, education, government and home markets throughout the United States and Canada primarily through outbound telemarketing, its own distinctive catalogs and advertisements in computer industry publications. Additionally, Insight provides direct marketing services to manufacturers seeking to outsource their direct marketing activities. The services provided include marketing, sales and distribution.

Business Combination

     On June 30, 1994, INSIGHT adopted a plan of reorganization. Prior to June 30, 1994, INSIGHT operated through two entities owned by the same stockholders:
Insight Direct, Inc. (Insight Direct) and Intech Direct Company (Intech). Insight Direct had four principal wholly-owned subsidiaries: ITA, Inc., IA Direct, Inc., Insight Credit Corporation, and Insight Distribution Network International, Inc. Intech was an S corporation and had no subsidiaries. On June 30, 1994, Insight Enterprises, Inc. was formed in Arizona to consolidate all of the INSIGHT operations. The stockholders of Insight Direct and Intech exchanged all of the outstanding stock of the two entities for 10,000 shares of Insight Enterprises, Inc. As a result, Insight Direct, Intech, ITA, Inc., and IA Direct, Inc. became direct wholly-owned subsidiaries of Insight Enterprises, Inc. Insight Credit Corporation and Insight Distribution Network International, Inc. remain subsidiaries of Insight Direct. Also, YMA, Inc., an S corporation, had previously been owned by the same stockholders as Insight Direct, and was merged into Insight Direct on June 30, 1994. The mergers were accounted for at historical cost, similar to a pooling of interests, due to the common control exercised over the entities by related parties. The consolidated financial statements have been restated for all periods presented.

     On June 30, 1994, Insight Direct purchased IAZ, Inc., an S corporation which was owned by certain employees of Insight Direct, and transferred the stock of IAZ, Inc. by dividend to the Company. The aggregate consideration for IAZ was $25,000 and the purchase was accounted for at fair value. On June 30, 1995, IAZ, Inc. was merged into Insight Direct.

     On November 7, 1994, the Company was reincorporated as a Delaware corporation and the stockholders of the predecessor company received 2,790,698 shares of common stock for the 10,000 shares of the Company's common stock previously outstanding.
All share data has been restated to reflect this exchange.

Principles of Consolidation and Presentation

     The consolidated financial statements include the accounts of Insight Enterprises, Inc. and its wholly-owned subsidiaries, as discussed above. Intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents

     INSIGHT considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash and cash equivalents.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1996, 1995 AND 1994


Inventories

     Inventories, principally purchased microcomputers, hardware and software, are stated at the lower of weighted average cost or market. Provisions are made for obsolete, slow moving and nonsalable inventory.

Property and Equipment

     Property and equipment are stated at cost. Major improvements and betterments are capitalized; maintenance, repairs and minor replacements are expensed as incurred. Depreciation is provided using the straight-line method over the economic lives of the assets ranging from five to seven years. Leasehold improvements are amortized over the shorter of the underlying lease term or asset life.

Deferred Revenue

     Deferred revenue represents cash received as advance payments for products and deferred revenue on extended warranty and service contracts.

Revenue Recognition

     Revenues from direct marketing and outsourcing product sales are recognized upon shipment to the customer. Provisions are made for estimated product returns expected to occur under INSIGHT's return policy. Revenue and direct costs relating to the sales of extended warranty and service contracts are deferred and amortized over the warranty and service period on a straight-line basis.

Warranty Expense

     INSIGHT offered a one-year limited warranty on all Insight branded microcomputer systems and a one-year replacement policy on selected other products. INSIGHT has provided for the estimated costs which may be incurred under these product warranties.

Advertising Expense

     INSIGHT adopted SOP 93-7, "Reporting on Advertising Costs", during the fourth quarter of fiscal 1995. In accordance with SOP 93-7, costs of direct-response advertising are capitalized and amortized over the expected revenue stream, generally three months, while other advertising costs are expensed as incurred. All advertising costs are recorded net of related cooperative marketing reimbursements. Direct response advertising consists primarily of costs incurred to develop and distribute catalogs and magazine advertisements. Prior to the implementation of SOP 93-7, advertising costs were expensed as incurred, net of cooperative marketing reimbursements.

     Advertising costs of $6,571,000, $6,121,000 and $4,974,000 were expensed for the years ended June 30, 1996, 1995, and 1994, respectively. Advertising costs of $143,000 and $214,000 were deferred and are included in other assets as of June 30, 1996 and 1995, respectively. This policy is supported by the Company's tracking of customer responses to specific advertisements in catalogs and selected personal computer and trade magazines.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1996, 1995 and 1994


Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Certain subsidiaries of INSIGHT were S corporations for federal income tax purposes until they terminated their S corporation elections on June 30, 1994. While S corporations, the income or loss of these entities was included in the individual tax returns of the stockholders. These entities would from time to time make S corporation distributions to its stockholders to pay their income tax liability related to the earnings of the entities.

     The consolidated statements of earnings for the year ended June 30, 1994 does not include a provision for income taxes on S corporation earnings. The unaudited pro forma income tax adjustments included in the consolidated statements of earnings represent estimated federal and state income tax expense that would have been recorded had the subsidiaries which were S corporations not made the S corporation election.

Net Earnings Per Share

     Net earnings per share for the year ended June 30, 1996 is calculated using 4,987,649 of weighted average shares of common stock and 301,963 of common stock equivalents outstanding during the period. The common stock equivalent shares relate to the Company's stock options and warrants and are calculated using the treasury stock method.

Stock Based Compensation

     The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for its stock-based compensation programs, and does not intend to adopt the fair value accounting rules as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, the Company intends to adopt the disclosure provisions of SFAS 123 beginning in fiscal 1997.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Additionally, such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1996, 1995 and 1994



(2)     Accounts Receivable

    Accounts receivable consists of the following:

                                                                            JUNE 30,
                                                                     ---------------------
                                                                       1996          1995
                                                                       ----          ----
                                                                         (IN THOUSANDS)
              Trade accounts....................................     $37,523       $16,107
              Merchandise receivable from vendors...............       6,749         2,615
                                                                     -------       -------
                                                                      44,272        18,722
              Allowance for doubtful accounts...................      (2,474)       (1,440)
                                                                     -------       -------
              Accounts receivable, net..........................     $41,798       $17,282
                                                                     =======       =======

    Merchandise receivable from vendors consists of inventories returned to vendors for credit or for replacement product.

(3)     Property and Equipment

    Property and equipment consist of the following:

                                                                            JUNE 30,
                                                                    ---------------------
                                                                      1996          1995
                                                                      ----          ----
                                                                        (IN THOUSANDS)
              Equipment......................................       $ 2,973       $ 2,650
              Furniture and fixtures.........................         2,067         1,479
              Leasehold improvements.........................         1,220           798
              Construction in progress.......................         3,601             -
                                                                    -------             -
                                                                      9,861         4,927
              Accumulated depreciation and amortization......        (3,201)       (2,120)
                                                                    -------       -------
              Property and equipment, net....................       $ 6,660       $ 2,807
                                                                    =======       =======

    The Company is currently constructing a new corporate facility to consolidate its sales, executive and administrative functions. Construction is expected to be completed in fiscal 1997. Based on current plans, the Company estimates that it will incur approximately $11 million in capital expenditures related to the acquisition of the land and constructing and equipping the facility.

 (4)    Line of Credit

     INSIGHT has a $30,000,000 credit facility with a finance company. The agreement provides for cash advances outstanding at any one time up to a maximum of $22,500,000 on the line of credit, subject to limitations based upon the Company's eligible accounts receivable and inventories. As of June 30, 1996 $22,500,000 was available under the line of credit. Cash advances bear interest at the London Interbank Offered Rate (LIBOR) plus 1.90% (7.37% at June 30, 1996) payable monthly. The additional $7,500,000 of the credit facility is used to facilitate the purchases of inventories from certain vendors and is classified on the balance sheet as accounts payable. At June 30, 1996 and 1995, the balance of this additional portion of the credit facility was $4,239,000 and $827,000, respectively. The credit facility expires in June 1998. The line is secured by substantially all of the assets of INSIGHT. The line of credit contains various covenants including the requirement that INSIGHT maintain a specified dollar amount of tangible net worth.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1996, 1995 and 1994



(5)     Lease Commitments

     The Company has several non-cancelable operating leases, primarily for office and distribution center space and certain office equipment. Rental expense for operating leases was $607,000, $536,000 and $478,000, for the years ended June 30, 1996, 1995 and 1994, respectively.

     Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 1996 are as follows:

                Years ending June 30                   (in thousands)
                        1997................             $  588
                        1998................                395
                        1999................                365
                        2000................                 33
                                                         ------
                                                         $1,381
                                                         ======

(6)      Income Taxes

     Certain subsidiaries of INSIGHT (Intech, IAZ, Inc. and YMA, Inc.) elected to be treated as S corporations for federal income taxes prior to June 30, 1994. As S corporations, these subsidiaries were not subject to federal and state income taxes. At June 30, 1994, these subsidiaries terminated their S corporation elections and became subject to federal and state income taxes. Pursuant to SFAS No. 109, an income tax benefit and deferred tax asset of $106,000 was recorded at June 30, 1994 to record the effect of cumulative temporary differences as of the date of termination.

     Insight Enterprises, Inc., Insight Direct, ITA, Inc., IA Direct, Inc., Insight Credit Corporation, and Insight Distribution Network International, Inc. have been subject to federal and state income taxes since incorporation.

     Income tax expense (benefit) consists of the following:

                                            YEARS ENDED JUNE 30,
                                    -------------------------------
                                       1996         1995       1994
                                       ----         ----       ----
                                             (IN THOUSANDS)
     Current:
         Federal..................  $3,304        $1,714      $ 595
         State....................     875           469        158
                                    ------        ------      -----
                                     4,179         2,183        753
                                    ------        ------      -----
     Deferred:
         Federal..................    (341)          (53)      (150)
         State....................     (90)          (15)       (42)
                                    ------        ------      -----
                                      (431)          (69)      (192)
                                    ------        ------      -----
                                    $3,748        $2,114      $ 561
                                    ======        ======      =====

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1996, 1995 and 1994

     Income tax expense amounted to $3,748,000, $2,114,000 and $561,000 for the years ended June 30, 1996, 1995 and 1994, respectively (an effective rate of 39.6%, 39.6% and 27.2% for the years ended June 30, 1996, 1995 and 1994, respectively). The actual expense differs from the "expected" tax expense (computed by applying the U.S. federal corporate income tax rate of 34%) as follows:

                                                                            YEARS ENDED JUNE 30,
                                                                       ----------------------------
                                                                       1996         1995       1994
                                                                       ----         ----       ----
                                                                                (IN THOUSANDS)
Computed "expected" tax expense......................................  $3,219      $ 1,815    $ 701
Earnings during the S corporation period not subject
    to income taxes..................................................       -           -      (130)
Deferred federal and state taxes for cumulative temporary
    differences at date of termination of S corporation election            -           -      (106)
Increase (reduction) in income taxes resulting from:
    State income taxes, net of federal income tax benefit                 516         299        95
    Other, net.......................................................      13           -         1
                                                                       ------      ------     -----
                                                                       $3,748      $2,114     $ 561
                                                                       ======      ======     = ===

Sources of deferred income taxes and their tax effects are as follows:

                                                             YEARS ENDED JUNE 30,
                                                         --------------------------
                                                          1996       1995      1994
                                                          ----       ----      ----
                                                                (IN THOUSANDS)
Deferred revenue.......................................  $  44      $(269)    $ 197
Prepaid expenses.......................................    (72)      (199)       27
Allowances for doubtful accounts and returns...........   (392)       127      (220)
Inventory allowances...................................   (143)        99      (108)
Accrued self-insurance.................................     77        110       (40)
Other, net.............................................     55         63       (48)
                                                         -----      -----     -----
                                                         $(431)     $ (69)    $(192)
                                                         =====      =====     =====

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1996, 1995 and 1994


     The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:

                                                                     JUNE 30,
                                                             ----------------------
                                                               1996            1995
                                                               ----            ----
                                                                   (IN THOUSANDS)
Deferred tax assets:
    Deferred revenue.....................................    $   28          $   72
    Allowance for doubtful accounts and returns..........       934             542
    Accrued warranty costs...............................         7              98
    Inventory allowances.................................       383             240
    Accrued self-insurance...............................        74             151
    Accrued vacation and other payroll liabilities.......       253               -
    Other................................................       (12)            173
                                                             ------          ------
         Total gross deferred tax assets.................     1,667           1,276
                                                             ------          ------
Deferred tax liabilities:
    Prepaid expenses.....................................      (345)           (417)
    Other................................................       (83)            (51)
                                                             ------          ------
         Total gross deferred tax liabilities............      (428)           (468)
                                                             ------          ------
         Net deferred tax asset..........................    $1,239          $  808
                                                             ======          ======

       Due to INSIGHT's profitable operations, management believes that realization of the deferred tax asset is more likely than not; therefore there is no valuation allowance for deferred tax assets as of June 30, 1996 and 1995. Reversal of INSIGHT's temporary differences is expected to occur in the near future due to their short-term nature.

(7)    Public Offerings

     In January 1995, the Company completed an initial public offering of 1,500,000 shares of its common stock at $9.00 per share. Net proceeds after underwriting discounts and other offering costs were approximately $11.9 million. Concurrent with the closing of the initial public offering, the Company reincorporated as a Delaware corporation and the current shareholders of the predecessor company exchanged their 10,000 shares of the then outstanding common stock, no par value, for 2,790,698 shares of common stock, $0.1 par value. In connection with the initial public offering the Company sold, for nominal consideration, warrants to purchase 86,250 shares of Common Stock at a purchase price of $10.80 per share. The warrants are exercisable for a period of two years beginning on January 24, 1996. The warrants contain anti-dilution, registration rights, net issuance and exercise provisions.

     In November 1995, the Company completed a second public offering. The Company sold 1,000,000 shares of its common stock at $17.75 per share. Net proceeds, to the Company, after underwriting discounts and other offering costs were $16.6 million.

(8)    Benefit Plan

      INSIGHT has adopted a defined contribution retirement plan which complies with section 401(k) of the Internal Revenue Code. Employees who complete six months of service are eligible to participate in the Plan (prior to January 1, 1995, it was one year of service). The Plan allows for INSIGHT to match up to 25% of the employees' contributions (prior to January 1, 1995, it was 10%). Contribution expense was $126,000, $14,000, and $12,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1996, 1995 and 1994

(9)      Stock Option Plan

     In September 1992, INSIGHT adopted a Stock Option Plan (the 1992 Plan), which provides for the issuance of both incentive and nonqualified stock options to acquire up to 418,604 shares of INSIGHT's Common Stock. These options are available for grant under the 1992 Plan to the officers, directors and key employees of INSIGHT. Under the terms of the 1992 Plan, participants may be granted options to purchase Common Stock in such amounts and for such prices as may be established by the Board of Directors, provided, however, that in the case of incentive stock options, the exercise price must be at least equal to the fair market value of the Common Stock on the date of the grant. If not exercised, the options terminate upon the earlier of August 30, 1998 or 90 days after such employee ceases to be employed by the Company. No further options will be granted under this plan.

     In November 1994, INSIGHT established a 1994 Stock Option Plan (the 1994
Plan). Options exercisable for a total of 500,000 shares of Common Stock are issuable under the 1994 Plan. During fiscal 1996, Insight amended the 1994 Plan, increasing the number of issuable shares by 350,000. The total 850,000 shares of common stock have been reserved for issuance upon the exercise of options under the 1994 Plan. The 1994 Plan provides for the grant to employees of either "incentive stock options" within the meaning of Section 422 of the code, or nonqualified stock options. Under the 1994 Plan, only employees (including officers) of the Company are eligible to receive incentive stock options. The 1994 Plan is administered by the Board of Directors of the Company (or a committee of the Board) which determines the terms of options granted under the 1994 Plan, including the exercise price and the number of shares subject to the option. The 1994 Plan provides the Board of Directors with the discretion to determine when options granted thereunder shall become exercisable. At June 30, 1996, 387,687 stock options under the 1994 Plan were available for grant.

     Generally, options granted expire in ten years, are exercisable during the optionee's lifetime only by the recipient and are non-transferable. Unexercised options generally terminate on the date an individual ceases to be an employee of INSIGHT.

    Activity related to the stock option plans is summarized below:

                                          INCENTIVE STOCK OPTIONS       NONQUALIFIED STOCK OPTIONS
                                         -------------------------      ---------------------------
                                         NUMBER OF    OPTION PRICE       NUMBER OF    OPTION PRICE
                                          SHARES        PER SHARE          SHARES       PER SHARE
                                          ------        ---------          ------       ---------
  Balance June 30, 1994.............            -     $          -        209,302     $      0.7166
       Granted......................      235,500       9.00-10.75          5,000             10.25
       Exercised....................         (250)            9.00              -                 -
       Expired......................      (20,750)            9.00              -                 -
                                          -------     ------------        -------     -------------
  Balance June 30, 1995.............      214,500     $ 9.00-10.75        214,302     $0.7166-10.25
                                          -------     ------------        -------     -------------
       Granted......................      265,250      10.25-24.25              -                 -
       Exercised....................      (31,150)      9.00-13.00        (72,360)           0.7166
       Expired......................      (22,687)      9.00-18.75              -                 -
                                          -------     ------------        -------     -------------
  Balance June 30, 1996.............      425,913     $ 9.00-24.25        141,942     $0.7166-10.25
                                          =======     ============        =======     =============
  Exercisable June 30, 1996                84,579     $ 9.00-19.25        137,942     $0.7166-10.25
                                          =======     ============        =======     =============
  Exercisable June 30, 1995                53,625     $ 9.00-10.75        139,535     $      0.7166
                                          =======     ============        =======     =============

The Company received an income tax benefit of $594,000 resulting from the exercise of 103,510 options during the year ended June 30, 1996. The benefit is recorded as an increase to additional paid-in capital.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1996, 1995 and 1994



(10)    Employee Stock Purchase Plan

    Effective October 1, 1995, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan allows eligible employees of the Company to purchase shares of Common Stock through payroll deductions during quarterly offering periods. The purchase price per share, in general, will be 85% of the average fair market value of the Common Stock for the five business days preceding the first day of each quarter. The Company has reserved 100,000 shares for issuance under the Purchase Plan. During the year ended June 30, 1996, 4,042 shares were purchased for prices ranging from $10.63 to $13.00 per share.

 (11)   S Corporation Distributions

    During the year ended June 30, 1994, $1,010,000 was distributed to individuals who at the time were INSIGHT's sole stockholders as S corporation distributions. Of the total distribution, $600,000 was subsequently loaned by the stockholders to INSIGHT, $347,000 was distributed to pay income taxes of the stockholders and $63,000 was subsequently reinvested into INSIGHT by the stockholders.

(12)    Interest Expense

        Total interest expense for the years ended June 30, 1996, 1995 and 1994 was $130,000, $637,000, and $403,000, respectively. Interest expense related to notes payable to stockholders, repaid in fiscal 1995, for years ended June 30, 1995, and 1994 was $63,000 and $32,000 respectively. Interest capitalized as a component of construction in progress was $138,000 for the year ended June 30, 1996.

(13)    Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107 "Disclosure about Fair Value of Financial Instruments" requires that the Company disclose estimated fair values for its financial instruments. The following summary presents a description of the methodologies and assumptions used to determine such amount.

     Fair-value estimates are made at a point in time and are based on relevant market information and information about the financial instruments; they are subjective in nature and involve uncertainties, matters of judgment and, therefore, can not be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at any time the Company's entire holdings of a particular instrument. Changes in assumptions could significantly affect these estimates.

     Since the fair-value is estimated at June 30, 1996, the amounts that will actually be realized or paid in settlement of the instrument could be significantly different.

     The carrying amount for cash and cash equivalents are assumed to be the fair value because of the liquidity of these instruments.

     The carrying amounts for accounts receivable, accounts payable, accrued expenses and customer refunds payable approximate fair value because of the short maturity of these instruments.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1996, 1995 and 1994


(14)    Supplemental Financial Information

        A summary of additions and deductions related to the allowances for accounts receivable and inventories for the years ended June 30, 1996, 1995 and 1994 follows:

                                                           BALANCE AT
                                                          BEGINNING OF                                  BALANCE AT
                                                            PERIOD         ADDITIONS     DEDUCTIONS    END OF PERIOD
                                                            ------         ---------     ----------    -------------
     Allowances for doubtful accounts:
         Year ended June 30, 1996....................       $1,440          $1,302        $(268)          $2,474
                                                            ======          ======        =====           ======
         Year ended June 30, 1995....................       $1,115          $1,262        $(937)          $1,440
                                                            ======          ======        =====           ======
         Year ended June 30, 1994....................       $  749          $  836        $(470)          $1,115
                                                            ======          ======        =====           ======
    Allowances for obsolescence of inventories:
         Year ended June 30, 1996....................       $  314          $  788        $(203)          $  899
                                                            ======          ======        =====           ======
         Year ended June 30, 1995....................       $  157          $  344        $(187)          $  314
                                                            ======          ======        =====           ======
         Year ended June 30, 1994....................       $   63          $  240        $(146)          $  157
                                                            ======          ======        =====           ======

 (15) Pro forma Information (Unaudited)

     The following pro forma adjustments have been made to the historical results of operations in fiscal 1995 and fiscal 1994 to make the presentations more comparable in relation to a consolidated group which is comprised of only taxable C corporations.

     (a) Elimination of executive compensation expense which was paid in excess of current employment agreements. Two officers who at the time were the sole stockholders of INSIGHT entered into employment agreements effective October 1, 1994 which provide for annual compensation of $225,000 each. The agreement provides for a salary of $225,000 in fiscal 1995, 1996 and 1997 and further provides no bonus will be paid during the period through fiscal 1997.

     (b) Computation of income taxes assuming an effective tax rate of 39.6% which would have been recorded had all subsidiaries of INSIGHT been taxable C corporations since inception and after adjusting executive compensation expense in (a).

Shares used in pro forma net earnings per share calculation are calculated using the treasury stock method. Earnings per share calculations reflect the reincorporation of the Company as a Delaware corporation and the related share exchange pursuant to which the stockholders of the predecessor company received 2,790,698 shares for the 10,000 shares of the Company's common stock previously outstanding. Pro forma net earnings per share for the year ended June 30, 1994, is based on 3,091,501 shares, which includes 2,790,698 actual shares outstanding, 192,635 common stock equivalents and an additional 108,168 shares deemed to be outstanding. The 192,635 common stock equivalents represent the dilutive effect of stock options using the treasury stock method. The 108,168 shares deemed to be outstanding represent the number of shares (at an initial public offering price of $9.00 per share, net of underwriting discounts and expenses) sufficient to repay $874,000 of outstanding stockholders' notes.

Pro forma net earnings per share for the year ended June 30, 1995 is based upon 3,711,093 shares, which includes 3,440,743 of weighted shares outstanding and 270,350 of common stock equivalents.