Form 10-Q
period 1996-09-30
INSIGHT ENTERPRISES INC
filed 1996-10-17
CIK 932696

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1996

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
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

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

                               Yes X     No
                                  ---       ---
Indicate the number of shares outstanding of each of issuer's class of common stock as the latest practicable date:



CLASS:    COMMON STOCK    OUTSTANDING SHARES AT OCTOBER 10, 1996:   5,416,286
----------------------    ---------------------------------------------------

                            INSIGHT ENTERPRISES, INC.


                                      INDEX



                                                                        PAGE

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

   Condensed Consolidated Balance Sheets -
   June 30, 1996 and September 30, 1996.............................     3

   Condensed Consolidated Statements of Earnings -
   Three Months Ended September 30, 1995 and 1996...................     4

   Condensed Consolidated Statements of Cash Flows -
   Three Months Ended September 30, 1995 and 1996...................     5

   Notes to Condensed Consolidated Financial Statements.............   6-7

Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations...........................................  8-11


PART II - OTHER INFORMATION.........................................    12

SIGNATURE...........................................................    13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                       JUNE 30,      SEPTEMBER 30,
                                                                        1996              1996
                                                                       -------          -------
                                                                                      (unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents ...................................       $ 5,300          $ 9,289
   Accounts receivable, net ....................................        41,798           41,116
   Inventories .................................................        16,104           15,130
   Prepaid expenses ............................................         1,959            2,211
   Deferred income taxes .......................................         1,239            2,061
                                                                       -------          -------
               Total current assets ............................        66,400           69,807

Property and equipment, net ....................................         6,660            9,413
Other assets ...................................................           558              155
                                                                       -------          -------
                                                                       $73,618          $79,375
                                                                       =======          =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................................       $29,667          $33,070
   Accrued expenses ............................................         1,290            1,508
   Customer refunds payable ....................................           291              253
   Deferred revenue ............................................           585              569
                                                                       -------          -------
               Total current liabilities .......................        31,833           35,400

Line of Credit .................................................          --               --

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized,
       no shares issued ........................................          --               --
   Common stock, $.01 par value, 10,000,000 shares authorized;
       5,396,754 at June 30, 1996 and 5,416,286 at September 30,
       1996 shares issued and outstanding ......................            54               54
   Paid-in capital .............................................        29,426           29,758
   Retained earnings ...........................................        12,305           14,163
                                                                       -------          -------
               Total stockholders' equity ......................        41,785           43,975
                                                                       -------          -------
                                                                       $73,618          $79,375
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

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (unaudited)



                                                     THREE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                        -------------

                                                     1995           1996
                                                   --------       --------

Net sales ..................................       $ 70,777       $102,383
Costs of goods sold ........................         60,739         88,434
                                                   --------       --------
          Gross profit .....................         10,038         13,949
Selling, general and administrative expenses          8,139         10,919
                                                   --------       --------
          Earnings from operations .........          1,899          3,030
Non-operating expense (income), net ........             79            (45)
                                                   --------       --------
          Earnings before income taxes .....          1,820          3,075
Income tax expense .........................            721          1,217
                                                   --------       --------
          Net earnings .....................       $  1,099       $  1,858
                                                   ========       ========

Net earnings per share .....................       $   0.24       $   0.32
                                                   ========       ========

Shares used in net earnings per
   share calculation .......................          4,645          5,823
                                                   ========       ========

     See accompanying notes to condensed consolidated financial statements.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                                  --------------------------------
                                                                       1995             1996
                                                                     --------         --------
Cash flows from operating activities:
  Net earnings ..............................................        $  1,099         $  1,858
  Adjustments to reconcile net earnings to net cash
    (used in) provided by operating activities:
    Depreciation ............................................             217              285
    Tax effect of stock options .............................            --                103
    Provision for losses on accounts receivable .............             238              614
    Provision for obsolete and slow-moving inventory ........              60              104
    Deferred income tax benefit .............................            (156)            (822)
    Change in assets and liabilities:
       Decrease (increase) in accounts receivable ...........         (10,275)              68
       Decrease (increase) in inventories ...................          (7,773)             870
       Decrease (increase) in prepaid expenses ..............             251             (252)
       Decrease (increase) in other assets ..................            (326)             403
       Increase in accounts payable .........................           8,816            3,403
       Increase (decrease) in accrued expenses ..............            (204)             218
       Increase (decrease) in  customer refunds payable .....             257              (38)
       Increase (decrease) in deferred revenue ..............            (132)             (16)
                                                                     --------         --------
          Net cash provided by (used in) operating
            activities ......................................          (7,928)           6,798
                                                                     --------         --------

Cash flows from investing activities:
     Purchases of property and equipment ....................          (2,437)          (3,038)
                                                                     --------         --------
          Net cash used in investing activities .............          (2,437)          (3,038)
                                                                     --------         --------

Cash flows from financing activities:
     Net repayments on line of credit .......................           7,574                0
     Repayment of capital lease obligations .................            --               --
     Repayment of notes payable to stockholders .............            --               --
     Issuance of common stock ...............................              19              229
                                                                     --------         --------
         Net cash provided by financing activities ..........           7,593              229
                                                                     --------         --------

Increase (decrease)  in cash and cash equivalents ...........          (2,772)           3,989
Cash and cash equivalents at beginning of period ............           7,574            5,300
                                                                     --------         --------
Cash and cash equivalents at end of period ..................        $  4,802         $  9,289
                                                                     ========         ========


     See accompanying notes to condensed consolidated financial statements.

                           INSIGHT ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS

         Insight Enterprises, Inc. and subsidiaries ("INSIGHT" or the "Company") is a direct marketer of microcomputers, hardware, software and services. INSIGHT markets a comprehensive line of brand-name products to price-conscious, computer literate end-users in the business, education, government and home markets throughout the United States and Canada primarily through outbound telemarketing and its own distinctive catalogs and advertisements in computer industry publications. Additionally, Insight provides direct marketing services to manufacturers seeking to outsource their direct marketing activities. The services provided include marketing, sales and distribution.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

         The condensed consolidated financial statements include the accounts of Insight Enterprises, Inc. and its wholly-owned subsidiaries: Insight Direct, Inc., Direct Alliance Corporation (formerly IA Direct, Inc.) and ITA, Inc. Intercompany accounts and transactions have been eliminated in consolidation.

         Certain amounts in the condensed consolidated financial statements have been reclassified to conform to the current presentation.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosure normally required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of INSIGHT as of June 30, 1996 and September 30, 1996, the results of operations for the three months ended September 30, 1995 and 1996, and the cash flows for the three months ended September 30, 1995 and 1996. The results of operations for such interim periods are not necessarily indicative of results for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements, including the related notes thereto, in INSIGHT's Annual Report on Form 10-K for the year ended June 30, 1996.

Advertising Expense

         INSIGHT adopted SOP 93-7, "Reporting on Advertising Costs", during the fourth quarter of fiscal 1995. In accordance with SOP 93-7, costs of direct-response advertising are capitalized and amortized over the expected revenue stream, generally three months, while other advertising costs are expensed as incurred. All advertising costs are recorded net of related cooperative marketing reimbursements. Direct response advertising consists primarily of costs incurred to develop and distribute catalogs and magazine advertisements. At June 30, 1996 advertising costs of $143,000 were deferred and are included in other assets, and at September 30, 1996, no advertising costs have been deferred or included in other assets.

                           INSIGHT ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123"). SFAS 123 requires that companies can elect to account for stock-based compensation plans using a method based upon fair value or continue measuring compensation expense for those plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). Companies electing to continue using the intrinsic value method must make pro forma disclosures for fiscal 1997 of net earnings and earnings per share as if the fair value based method had been applied. The Company will continue using APB 25; therefore, SFAS 123 is not expected to have an impact on the Company's results of operations or financial position.

3.       LINE OF CREDIT

         INSIGHT has a $30,000,000 credit facility with a finance company. The agreement provides for cash advances outstanding at any one time up to a maximum of $22,500,000 on the line of credit, subject to limitations based upon the Company's eligible accounts receivable and inventories. As of September 30, 1996, $22,500,000 was available under the line of credit. Cash advances under the line of credit bear interest at the London Interbank Offered Rate (LIBOR) plus 1.90% (7.34% at September 30, 1996) payable monthly. The additional $7,500,000 of the credit facility is used to facilitate the purchases of inventories from certain vendors and is classified on the balance sheet as accounts payable. At September 30, 1996, the outstanding balance of this additional portion of the credit facility was $3,209,000. The credit facility expires in June 1998. The credit facility is secured by substantially all of the assets of INSIGHT. The credit facility contains various covenants including the requirement that INSIGHT maintain a specified dollar amount of tangible net worth.

4.       INCOME TAXES

         Income tax expense as provided for the three months ended September 30, 1995 and 1996 is based upon the estimated annual income tax rate of the Company.

5.       NET EARNINGS PER SHARE

         Net earnings per share for the three months ended September 30, 1995 and 1996 are calculated using 4,291,203 and 5,404,184, respectively, of weighted average shares of common stock and 353,398 and 418,683, respectively of common stock equivalents outstanding during the period. The common stock equivalent shares relate to the Company's stock options and warrants and are calculated using the treasury stock method.

                            INSIGHT ENTERPRISES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        The following Management's Discussion and Analysis of Financial Conditions and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set forth under "Certain Factors Affecting the Company's Operations" in the Company's Annual Report on Form 10-K for the year ended June 30, 1996; changes in the personal computer industry, especially competitive pressures, changing price margins, and inventory risks due to technological developments or shifts in market demand; the Company's possible inability to obtain new outsourcing agreements and the effect on the Company's rate of net sales growth caused by the changing mix of type of outsourcing agreements (as herein after described); and the changes in costs, especially paper prices, of the Company catalogs and advertising.

OVERVIEW

        The Company commenced operations in 1988 as a direct marketer of hard disk drives and other mass storage products. In fiscal 1991, the Company began marketing its own Insight-brand microcomputers and in fiscal 1992 and 1993 added peripherals, software and other name brand microcomputers to its product line. Through fiscal 1992, the Company based its marketing practices primarily on advertising in computer magazines and the use of inbound toll-free telemarketing. In fiscal 1993, the Company shifted its marketing strategy to include the publication of proprietary catalogs and the use of outbound account executives focused on the business, education and government markets. During fiscal 1995, the Company began to de-emphasize the sale of Insight-branded computers and discontinued the sale of Insight-brand computers in the second quarter of fiscal 1996. Although the cost savings from this decision have positively impacted earnings from operations, gross margin has been negatively affected.

        In fiscal 1996, Insight increased its focus on the business, education and government markets, which aggregated approximately 80% of its business in the fourth quarter of fiscal 1996. During fiscal 1996, the Company doubled its catalog circulation to generate leads and aggressively tested new lists. The Company expects the rate of growth in catalog circulation to decrease in the future as the Company, using information generated from such testing, targets mailings to its best prospective customers and increases its focus on penetrating existing accounts. To that end, the Company has recently hired a number of senior sales managers and account executives, and plans to continue to actively increase its account executive base for the foreseeable future.

        In order to leverage its infrastructure, the Company, in fiscal 1992, began outsourcing direct marketing services to third parties, including the distribution of catalogs and mailings featuring brand name or Insight-brand products. The Company initiated its turnkey direct marketing outsourcing program for leading manufacturers in fiscal 1993. Under most of the Company's outsourcing arrangements, the Company takes title to inventories of products and assumes the risk of collection of accounts receivable in addition to its sales functions. Revenues derived from the sales of such products are included in the Company's net sales. Certain other outsourcing arrangements are primarily service-based, and the Company generally derives net sales from these types of arrangements based on a percentage of the revenue generated from products sold. Accordingly, the rate of the Company's net sales growth in future periods may be affected by the mix of outsourcing arrangements which are in place from time to time. Outsourcing represented 12.2% and 9.8% of the Company's sales in fiscal 1995 and fiscal 1996, respectively.

        Generally, pricing in the microcomputer and related products industry is very aggressive. The Company expects pricing pressures to continue and that it will be required to reduce its prices to remain competitive. Such a reduction could have a material adverse effect on the Company's financial condition and results of operations.

                            INSIGHT ENTERPRISES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




                              RESULTS OF OPERATIONS

         The following table sets forth for the fiscal periods indicated certain financial data as a percentage of net sales:

                                           THREE MONTHS ENDED
                                              SEPTEMBER 30,
                                              -------------
                                           1995           1996
                                          ------         ------
Net sales ............................     100.0%         100.0%
Costs of goods sold ..................      85.8           86.4
                                          ------         ------
Gross profit .........................      14.2           13.6
Selling, general and administrative
   expenses ..........................      11.5           10.6
                                          ------         ------
Earnings from operations .............       2.7            3.0
Non-operating expense (income), net ..       0.1            0.0
                                          ------         ------
Earnings before income taxes .........       2.6            3.0
Income tax expense ...................       1.0            1.2
                                          ------         ------
Net earnings .........................       1.6%           1.8%
                                          ======         ======


THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE
MONTHS ENDED SEPTEMBER 30, 1995

        Net Sales. Net sales increased $31.6 million, or 44.7%, to $102.4 million in the first quarter of fiscal 1997 from $70.8 million in the first quarter of fiscal 1996. The Company's net sales are comprised of two components: direct marketing sales and sales from outsourcing arrangements with manufacturers and third-party marketers. Sales derived from direct marketing increased $30.0 million, or 47.8%, to $92.8 million in the first quarter of fiscal 1997 from $62.8 million in the first quarter of fiscal 1996. The increase in direct marketing sales resulted primarily from increased demand for notebook computers, the continued shift to business customers (including education and government entities) and the corresponding increase in average order size of 22.4% to $756 in the first quarter of fiscal 1997 compared to $617 in the first quarter of fiscal 1996, as well as the continued building of the Company's customer base. The sales increase occurred despite a decrease in the "Insight" catalog circulation from 3.3 million in the first quarter of fiscal 1996 to 3.1 million in the first quarter of fiscal 1997. The Company is refining its circulation strategy with the goal of more efficiently targeting its business customer audience and improving the profitability and return on investment of its marketing activities. Sales derived from outsourcing arrangements increased $1.6 million, or 19.6%, to $9.6 million in the first quarter of fiscal 1997 from $8.0 million in the first quarter of fiscal 1996. The increase in sales from outsourcing services resulted from the addition of outsourcing contracts with manufacturers and increased sales from existing outsourcing arrangements.

                            INSIGHT ENTERPRISES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


THREE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995 (CONTINUED)


        Gross Profit. Gross profit increased $3.9 million, or 39.0%, to $13.9 million in the first quarter of fiscal 1997 from $10.0 million in the first quarter of fiscal 1996. As a percentage of sales, gross margin decreased from 14.2% in the first quarter of fiscal 1996 to 13.6% in the first quarter of fiscal 1997. The gross margin on the Company's direct marketing sales decreased due to industry pricing pressure, but was partially offset by the Company's ability, as a result of its increased volume and financial position, to take advantage of vendor discounts, rebates and bulk purchasing opportunities. In addition, the Company's decision to eliminate its private label line and instead emphasize other name brand computers has had a negative impact on the gross margin, although the cost savings from this decision have positively affected earnings from operations. Sales of Insight-brand computers accounted for 11% of sales in the first quarter of fiscal 1996, but did not account for any sales in the first quarter of fiscal 1997. Additionally, the Company has experienced significant growth in the name brand microcomputer category which carries a lower gross margin. The Company anticipates continued pressure on gross margins in fiscal 1997 primarily due to the continued shift in product mix and to industry-wide pricing pressures. The gross margin on the Company's outsourcing business also declined primarily as a result of a decrease in the Company's service-based outsourcing business, which has margins that are higher than those in other outsourcing arrangements.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.8 million, or 34.1%, to $10.9 million in the first quarter of fiscal 1997 from $8.1 million in the first quarter of fiscal 1996, and decreased as a percentage of net sales to 10.6% in the first quarter of fiscal 1997 from 11.5% in the first quarter of fiscal 1996. The decline was primarily attributable to the Company's continued shift in marketing strategy, the elimination of higher general and administrative expenses associated with the Insight-brand computers and increased economies of scale as general and administrative expenses were allocated over a greater net sales base. In addition, the Company decreased circulation of catalogs, reduced more expensive advertising in computer publications and received greater co-operative marketing reimbursements from manufacturers.

        During the fourth quarter of fiscal 1995, the Company adopted the American Institute of Certified Public Accountants Statement of Position 93-7, "Reporting on Advertising Costs" (SOP 93-7). SOP 93-7 requires the capitalization and amortization of direct response advertising costs over their expected revenue stream, generally three months. This adjustment resulted in a net increase of $143,000 and a net deferral of $85,000 of advertising costs for the three months ended September 30, 1996 and 1995, respectively.

        Non-Operating Expense (Income), net. Non-operating expense (income), net, which consists primarily of interest, changed from $79,000 of interest expense, net in the first quarter of fiscal 1996 to $45,000 of interest income, net in the first quarter of fiscal 1997. Interest expense primarily relates to borrowings under the Company's line of credit which have been necessary to finance the Company's growth. Interest expense has decreased as a result of the use of the net proceeds from Insight's initial and second public offerings in January 1995 and November 1995. Additionally, the interest expense associated with the Company's new facility has been capitalized. Interest income is generated by the Company through overnight investments in government repurchase agreements with a financial institution acting as the principal.

        Income Tax Expense. The Company's effective tax rate was 39.6% in each of the quarters ended September 30, 1996 and 1995.

                            INSIGHT ENTERPRISES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



SEASONALITY

        The Company has historically experienced, and expects to continue to experience, seasonal fluctuations in its net sales, earnings from operations and net earnings. As the Company continues to increase its percentage of sales from the business, education and government markets, management believes that the Company's quarterly net sales will be less impacted by seasonality.

LIQUIDITY AND CAPITAL RESOURCES

        In January 1995, the Company completed its initial public offering of Common Stock. The Company received $11.9 million, net of underwriting discounts, commission and offering expenses. The Company primarily used the proceeds to repay indebtedness under its then-existing line of credit and to repay certain stockholder loans.

        In November 1995, the Company completed a second public offering of Common Stock. The Company received $16.6 million, net of underwriting discounts, commissions and offering expenses. The Company used a substantial portion of the net proceeds to repay amounts outstanding under the line of credit. The balance of the net proceeds from that offering was used for general corporate purposes.

        The Company's primary capital needs have been to fund the working capital requirements and capital expenditures necessitated by its sales growth.

        Cash flows from operations generally have been negative due primarily to increases in accounts receivable and inventories necessitated by the sales growth of the Company and the continued shift from sales to the home market to sales in the business, education and government markets. The Company's net cash provided by operating activities was $6.8 million for the three months ended September 30, 1996 as compared to $7.9 million used in operating activities for the three months ended September 30, 1995. The positive cash flow in the current year is primarily due to a $3.4 million increase in accounts payable, net earnings of $1.8 million and a $.9 million decrease in inventory.

        Capital expenditures for the first three months of fiscal 1997 and 1996 were $3,038,000 and $2,437,000, respectively, primarily for the purchase of 17 acres of vacant land in Tempe, Arizona during the first quarter of fiscal 1996, and for the construction of a sales and administration building, on that site, in fiscal 1997. Based on current plans, the Company estimates that it will incur approximately $11 million in capital expenditures related to the acquisition of the land, constructing and equipping the facility.

        The Company's future capital requirements include financing the growth of working capital items such as accounts receivable and inventories, the construction of the Company's sales and administrative facility, and the purchase of equipment, furniture and fixtures. The Company anticipates that cash flow from operations, together with the amounts available under its existing line of credit should be adequate to support the Company's presently anticipated cash and working capital requirements through fiscal 1997. The Company's ability to continue funding its planned growth beyond fiscal 1997 is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required.

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

         Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K

         None

                                    SIGNATURE



         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     INSIGHT ENTERPRISES, INC.



                                     BY: /S/ ERIC J. CROWN
                                             -------------------------
                                             ERIC J. CROWN
                                             CHIEF EXECUTIVE OFFICER





DATE:  OCTOBER 16, 1996              BY: /S/ STANLEY LAYBOURNE
                                             ---------------------------
                                             STANLEY LAYBOURNE
                                             CHIEF FINANCIAL OFFICER, SECRETARY
                                             AND TREASURER