Form 10-Q
period 1996-12-31
INSIGHT ENTERPRISES INC
filed 1997-02-14
CIK 932696

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 1996

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


                  6820 SOUTH HARL AVENUE, TEMPE, ARIZONA 85283
                    (Address of principal executive offices)

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

                             Yes  /X/     No  / /

Indicate the number of shares outstanding of each of issuer's class of common stock as the latest practicable date:

CLASS:    COMMON STOCK      OUTSTANDING SHARES AT FEBRUARY 10, 1997:   6,738,582
----------------------      ----------------------------------------------------

                            INSIGHT ENTERPRISES, INC.


                                      INDEX



                                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

   Condensed Consolidated Balance Sheets -
   June 30, 1996 and December 31, 1996...................................      3

   Condensed Consolidated Statements of Earnings -
   Three and Six Months Ended December 31, 1995 and 1996.................      4

   Condensed Consolidated Statements of Cash Flows -
   Six Months ended December 31, 1995 and 1996...........................      5

   Notes to Condensed Consolidated Financial Statements..................    6-7

Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations................................................   8-13


PART II - OTHER INFORMATION..............................................  14-15

SIGNATURE................................................................     16

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                  JUNE 30,  DECEMBER 31,
                                                                    1996       1996
                                                                  --------  -----------
                                                                            (unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                      $  5,300   $ 21,166
   Accounts receivable, net                                         41,798     47,772
   Inventories                                                      16,104     27,530
   Prepaid expenses                                                  1,959      2,587
   Deferred income taxes                                             1,239      1,831
                                                                  --------   --------
               Total current assets                                 66,400    100,886

Property and equipment, net                                          6,660     13,466
Other assets                                                           558        113
                                                                  --------   --------
                                                                  $ 73,618   $114,465
                                                                  ========   ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                               $ 29,667   $ 27,938
   Accrued expenses                                                  1,290      1,492
   Customer refunds payable                                            291        288
   Deferred revenue                                                    585        806
                                                                  --------   --------
               Total current liabilities                            31,833     30,524

Line of credit                                                          --         --

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized,
       no shares issued                                                 --         --
   Common stock, $.01 par value, 10,000,000 shares authorized,
       5,396,754  at June 30, 1996 and 6,726,582 at
       December 31, 1996 shares issued and outstanding                  54         67
   Paid-in capital                                                  29,426     67,400
   Retained earnings                                                12,305     16,474
                                                                  --------   --------
               Total stockholders' equity                           41,785     83,941
                                                                  --------   --------
                                                                  $ 73,618   $114,465
                                                                  ========   ========


     See accompanying notes to condensed consolidated financial statements.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
                                   (UNAUDITED)

                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                 DECEMBER 31,          DECEMBER 31,
                                              ------------------   -------------------
                                                1995      1996       1995       1996
                                              -------  ---------   --------  ---------
Net sales                                     $76,431  $ 112,931   $147,208  $ 215,314
Costs of goods sold                            65,395     97,909    126,134    186,343
                                              -------  ---------   --------  ---------
          Gross profit                         11,036     15,022     21,074     28,971
Selling, general and administrative expenses    8,942     11,482     17,081     22,401
                                              -------  ---------   --------  ---------
          Earnings from operations              2,094      3,540      3,993      6,570
Non-operating expense (income), net                55       (285)       134       (330)
                                              -------  ---------   --------  ---------
          Earnings before income taxes          2,039      3,825      3,859      6,900
Income tax expense                                807      1,514      1,528      2,731
                                              -------  ---------   --------  ---------
          Net earnings                        $ 1,232  $   2,311   $  2,331  $   4,169
                                              =======  =========   ========  =========

Net earnings per share                        $  0.24  $    0.35   $   0.47  $    0.67
                                              =======  =========   ========  =========

Shares used in net earnings per
    share calculation                           5,202      6,603      4,923      6,213
                                              =======  =========   ========  =========


     See accompanying notes to condensed consolidated financial statements.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           SIX MONTHS ENDED DECEMBER 31,
                                                           -----------------------------
                                                               1995              1996
                                                             --------          --------
Cash flows from operating activities:
    Net earnings                                             $  2,331          $  4,169
    Adjustments to reconcile net earnings to net cash
       used in operating activities:
       Depreciation                                               456               594
       Tax effect of stock options                                 --               103
       Provision for losses on accounts receivable                522             1,021
       Provision for obsolete and slow-moving inventories         117               243
       Deferred income tax benefit                               (142)             (592)
       Change in assets and liabilities:
          Increase in accounts receivable                     (14,078)           (6,995)
          Increase in inventories                             (13,330)          (11,669)
          Decrease (increase) in prepaid expenses                 344              (628)
          Decrease (increase) in other assets                    (737)              445
          Increase (decrease) in accounts payable              14,848            (1,729)
          Increase (decrease) in accrued expenses                (107)              202
          Decrease in  customer refunds payable                   (63)               (3)
          Increase in deferred revenue                             24               221
                                                             --------          --------
              Net cash used in operating activities            (9,815)          (14,618)
                                                             --------          --------

Cash flows from investing activities:
    Purchases of property and equipment                        (2,904)          (7,400)
                                                             --------         --------
              Net cash used in investing activities            (2,904)          (7,400)
                                                             --------         --------
Cash flows from financing activities:
    Net repayments on line of credit                           (6,541)              --
    Issuance of common stock                                   16,654           37,884
                                                             --------         --------
              Net cash provided by financing activities        10,113           37,884
                                                             --------         --------
Increase (decrease)  in cash and cash equivalents              (2,606)          15,866
Cash and cash equivalents at beginning of period                7,574            5,300
                                                             --------         --------
Cash and cash equivalents at end of period                   $  4,968         $ 21,166
                                                             ========         ========


     See accompanying notes to condensed consolidated financial statements.

                            INSIGHT ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       DESCRIPTION OF BUSINESS

         Insight Enterprises, Inc. and subsidiaries ("INSIGHT" or the "Company") is a direct marketer of computers, hardware and software. INSIGHT markets a comprehensive line of brand-name products to price-conscious, computer literate end-users in the business, education, government and home markets throughout the United States and Canada primarily through outbound telemarketing and its own distinctive catalogs and advertisements in computer industry publications. Additionally, Insight provides direct marketing services to manufacturers seeking to outsource their direct marketing activities. The services provided include marketing, sales and distribution.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

         The condensed consolidated financial statements include the accounts of Insight Enterprises, Inc. and its wholly-owned subsidiaries: Insight Direct, Inc., Direct Alliance Corporation and ITA, Inc. Intercompany accounts and transactions have been eliminated in consolidation.

         Certain amounts in the condensed consolidated financial statements have been reclassified to conform to the current presentation.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosure normally required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of INSIGHT as of June 30, 1996 and December 31, 1996, the results of operations for the three and six months ended December 31, 1995 and 1996, and the cash flows for the six months ended December 31, 1995 and 1996. The results of operations for such interim periods are not necessarily indicative of results for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements, including the related notes thereto, in INSIGHT's Annual Report on Form 10-K for the year ended June 30, 1996.

Advertising Expense

         Costs of direct-response advertising are capitalized and amortized over the expected revenue stream, generally three months, while other advertising costs are expensed as incurred. All advertising costs are recorded net of related cooperative marketing reimbursements. Direct response advertising consists primarily of costs incurred to develop and distribute catalogs and magazine advertisements. At June 30, 1996 net advertising costs of $143,000 were deferred and are included in other assets. At December 31, 1996, no net advertising costs have been deferred or included in other assets.

                            INSIGHT ENTERPRISES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

3.       LINE OF CREDIT

         INSIGHT has a $30,000,000 credit facility with a finance company. The agreement provides for cash advances outstanding at any one time up to a maximum of $22,500,000 on the line of credit, subject to limitations based upon the Company's eligible accounts receivable and inventories. As of December 31, 1996, $22,500,000 was available under the line of credit. Cash advances under the line of credit bear interest at the London Interbank Offered Rate (LIBOR) plus 1.90% (7.71% at December 31, 1996) payable monthly. The additional $7,500,000 of the credit facility is used to facilitate the purchases of inventories from certain vendors and is classified on the balance sheet as accounts payable. At December 31, 1996, the outstanding balance of this additional portion of the credit facility was $4,730,000. The credit facility expires in June 1998. The credit facility is secured by substantially all of the assets of INSIGHT. The credit facility contains various covenants including the requirement that INSIGHT maintain a specified dollar amount of tangible net worth.

4.       INCOME TAXES

        Income tax expense as provided for the three and six months ended December 31, 1995 and 1996 is based upon the estimated annual income tax rate of the Company.

5.       NET EARNINGS PER SHARE

         Net earnings per share for the three months ended December 31, 1995 and 1996 are calculated using 4,914,249 and 6,163,512, respectively, of weighted average shares of common stock and 287,765 and 439,059, respectively, of common stock equivalents outstanding during the period. Net earnings per share for the six months ended December 31, 1995 and 1996 are calculated using 4,602,726 and 5,783,848, respectively, of weighted average shares of common stock and 320,582 and 428,871, respectively, of common stock equivalents outstanding during the period. The common stock equivalent shares relate to the Company's stock options and warrants and are calculated using the treasury stock method.

                            INSIGHT ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following Management's Discussion and Analysis of Financial Conditions and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set forth under "Certain Factors Affecting the Company's Operations" in the Company's Annual Report on Form 10-K for the year ended June 30, 1996 and under "Risk Factors" in the Company's Prospectus filed on November 1, 1996 with the Securities and Exchanges Commission. These factors include the following: changes in the personal computer industry, especially competitive pressures changing price margins, and inventory risks due to technological developments or shifts in market demand; the Company's possible inability to obtain new outsourcing agreements and the effect on the Company's rate of net sales growth caused by the changing mix of type of outsourcing agreements (as herein after described); and the changes in costs, especially paper prices, of the Company catalogs and advertising.

OVERVIEW

         The Company commenced operations in 1988 as a direct marketer of hard disk drives and other mass storage products. In fiscal 1991, the Company began marketing its own Insight-brand microcomputers and in fiscal 1992 and 1993 added peripherals, software and other name brand computers to its product line. Through fiscal 1992, the Company based its marketing practices primarily on advertising in computer magazines and the use of inbound toll-free telemarketing. In fiscal 1993, the Company shifted its marketing strategy to include the publication of proprietary catalogs and the use of outbound account executives focused on the business, education and government markets. During fiscal 1995, the Company began to de-emphasize the sale of Insight-branded computers and discontinued the sale of Insight-branded computers in the second quarter of fiscal 1996. Although the cost savings from this decision have positively impacted earnings from operations, gross margin has been negatively affected.

         In fiscal 1996, Insight increased its focus on the business, education and government markets, which aggregated approximately 80% of its business in the fourth quarter of fiscal 1996. During fiscal 1996, the Company doubled its catalog circulation to generate leads and aggressively test new lists. The Company expects the rate of growth in catalog circulation to decrease in the future as the Company, using information generated from such testing, targets mailings to its best prospective customers and increases its focus on penetrating existing accounts. To that end, the Company has recently hired a number of senior sales managers and account executives, and plans to continue to actively increase its account executive base for the foreseeable future.

         In order to leverage its infrastructure, the Company, in fiscal 1992, began outsourcing direct marketing services to third parties, including the distribution of catalogs and mailings featuring name brand or Insight-brand products. The Company initiated its turnkey direct marketing outsourcing program for leading manufacturers in fiscal 1993. Under most of the Company's outsourcing arrangements, the Company takes title to inventories of products and assumes the risk of collection of accounts receivable in addition to its sales functions. Revenues derived from the sales of such products are included in the Company's net sales. Certain other outsourcing arrangements are primarily service-based, and the Company generally derives net sales from these types of arrangements based on a percentage of the revenue generated from products sold. Accordingly, the rate of the Company's net sales growth in future periods may be affected by the mix of outsourcing arrangements which are in place from time to time. Outsourcing represented 12.2% and 9.8% of the Company's sales in fiscal 1995 and fiscal 1996, respectively.

                            INSIGHT ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         Generally, pricing in the computer and related products industry is very aggressive. The Company expects pricing pressures to continue and that it will be required to reduce its prices to remain competitive. Such a reduction could have a material adverse effect on the Company's financial condition and results of operations.

                              RESULTS OF OPERATIONS

         The following table sets forth for the fiscal periods indicated certain financial data as a percentage of net sales:

                                     THREE MONTHS ENDED  SIX MONTHS ENDED
                                        DECEMBER 31,       DECEMBER 31,
                                        ------------       ------------
                                        1995     1996     1995     1996
                                      ------   ------    ------   ------
Net sales                              100.0%   100.0%    100.0%   100.0%
Costs of goods sold                     85.6     86.7      85.7     86.5
                                      ------   ------    ------   ------
Gross profit                            14.4     13.3      14.3     13.5
Selling, general and administrative
   expenses                             11.7     10.2      11.6     10.4
                                      ------   ------    ------   ------
Earnings from operations                 2.7      3.1       2.7      3.1
Non-operating expense (income), net      0.1     (0.3)      0.1     (0.1)
                                      ------   ------    ------   ------
Earnings before income taxes             2.6      3.4       2.6      3.2
Income tax expense                       1.0      1.4       1.0      1.3
                                      ------   ------    ------   ------
Net earnings                             1.6%     2.0%      1.6%     1.9%
                                      ======   ======    ======   ======

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995

         Net Sales. Net sales increased $36.5 million, or 47.8%, to $112.9 million in the second quarter of fiscal 1997 from $76.4 million in the second quarter of fiscal 1996. The Company's net sales are comprised of two components: direct marketing sales and sales from outsourcing arrangements with manufacturers. Sales derived from direct marketing increased $35.7 million, or 51.7%, to $104.7 million in the second quarter of fiscal 1997 from $69.0 million in the second quarter of fiscal 1996. The increase in direct marketing sales resulted primarily from increased demand for notebook computers, the continued shift to business customers (including education and government entities) and the corresponding increase in average order size of 25.4 % to $888 in the second quarter of fiscal 1997 compared to $708 in the second quarter of fiscal 1996 as well as the continued building of the Company's customer base. The sales increase occurred despite a decrease in the "Insight" catalog circulation from
3.6 million in the second quarter of fiscal 1996 to 3.2 million in the second quarter of fiscal 1997. The Company is refining its circulation strategy with the goal of more efficiently targeting its business customer audience and improving the profitability and return on investment of its marketing activities. Sales derived from outsourcing arrangements increased $0.8 million, or 11.3%, to $8.2 million in the second quarter of fiscal 1997 from $7.4 million in the second quarter of fiscal 1996. The increase in sales from outsourcing services resulted from the addition of outsourcing contracts, from a year ago, with manufacturers and despite a decrease in sales from outsourcing arrangements that were operational a year ago.

                            INSIGHT ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


THREE MONTHS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995 (CONTINUED)

         Gross Profit. Gross profit increased $4.0 million, or 36.1%, to $15.0 million in the second quarter of fiscal 1997 from $11.0 million in the second quarter of fiscal 1996. As a percentage of net sales, gross margin on the Company's direct marketing sales decreased due to industry pricing pressure, but was partially offset by the Company's ability, as a result of its increased volume and financial position, to take advantage of vendor discount, rebates and bulk purchasing opportunities. Additionally, the Company has experienced significant growth in the name brand computer category which carries a lower gross profit percentage. The Company anticipates continued pressure on gross margins in fiscal 1997 primarily due to the continued shift in product mix and to industry-wide pricing pressures. The gross profit margin on the Company's outsourcing business increased primarily as a result of a change in product mix within the revenue-based portion of its outsourcing business.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.5 million, or 28.4%, to $11.5 million in the second quarter of fiscal 1997 from $8.9 million in the second quarter of fiscal 1996, and decreased as a percentage of net sales to 10.2% in the second quarter of fiscal 1997 from 11.7% in the second quarter of fiscal 1996. The decline was primarily attributable to the Company's continued shift in marketing strategy of targeting the business customer and increased economies of scale as general and administrative expenses were allocated over a greater net sales base. In addition, the Company decreased circulation of catalogs, reduced more expensive advertising in computer publications and received greater co-operative marketing reimbursements from manufacturers. Direct response advertising costs are capitalized and amortized over their expected revenue stream, generally three months. The accounting treatment resulted in a net deferral of $366,000 and zero of advertising costs for the three months ended December 31, 1995 and 1996, respectively.

         Non-Operating Expense (Income), Net. Non-operating expense (income), net, which consists primarily of interest, changed from $55,000 of expense, net in the second quarter of fiscal 1996 to $285,000 of interest income, net in the second quarter of fiscal 1997. Interest expense primarily relates to borrowings under the Company's line of credit which have been necessary to finance the Company's growth. Interest expense has decreased as a result of the use of the net proceeds from Insight's public offerings in November 1995 and November 1996. Additionally, the interest expense associated with the Company's new sales and administrative facility has been capitalized. Interest income is generated by the Company through overnight investments in government repurchases agreements with a Financial institution acting as the principal and by Auction Rate Preferred Bonds.

         Income Tax Expense. The Company's effective tax rate is 39.6% in each of the quarters ended December 31, 1996 and 1995.

                            INSIGHT ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1995

         Net Sales. Net sales increased $68.1 million, or 46.3% to $215.3 million in the first six months of fiscal 1997 from $147.2 million in the first six months of fiscal 1996. The Company's net sales are comprised of two components: direct marketing sales and sales from outsourcing arrangements with manufacturers. Sales derived from direct marketing increased $65.7 million, or 49.8%, to $197.5 million in the first six months of fiscal 1997 from $131.8 million in the first six months of fiscal 1996. The increase in direct marketing sales resulted primarily from increased demand for notebook computers, the continued shift to business customers (including education and government entities) and the corresponding increase in average order size of 21.1% to $867 in the first six months of fiscal 1997 compared to $716 in the first six months of fiscal 1996 as well as the continued building of the Company's customer base. The sales increase occurred despite a decrease in the "Insight" catalog circulation from 7.0 million in the first six months of fiscal 1996 to 6.3 million in the first six months of fiscal 1997. The Company is refining its circulation strategy with the goal of more efficiently targeting its business customer audience and improving the profitability and return on investment of its marketing activities. Sales derived from outsourcing arrangements increased $2.4 million, or 15.6%, to $17.8 million in the first six months of fiscal 1997 from $15.4 million in the first six months of fiscal 1996. The increase in sales from outsourcing services resulted from the addition of outsourcing contracts with manufacturers and increased sales from outsourcing arrangements that were operational a year ago.

         Gross Profit. Gross profit increased $7.9 million, or 37.5%, to $29.0 million in the first six months of fiscal 1997 from $21.1 million in the first six months of fiscal 1996. As a percentage of sales, gross margin on the Company's direct marketing sales decreased due to industry pricing pressure, but was partially offset by the Company's ability, as a result of its increased volume and financial position, to take advantage of vendor discount, rebates and bulk purchasing opportunities. Additionally, the Company has experienced significant growth in the name brand computer category which carries a lower gross profit percentage. The Company anticipates continued pressure on gross margins in fiscal 1997 primarily due to the continued shift in product mix and to industry-wide pricing pressures. The gross profit margin on the Company's outsourcing business decreased primarily as a result of a decrease in the mix of the service-based outsourcing business. Service-based outsourcing arrangements tend to have significantly higher gross margin percentages.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.3 million, or 31.5%, to $22.4 million in the first six months of fiscal 1997 from $17.0 million in the first six months of fiscal 1996, and decreased as a percentage of net sales to 10.4% in the first six months of fiscal 1997 from 11.6% in the first six months of fiscal 1996. The decline was primarily attributable to the Company's continued shift in marketing strategy of targeting the business customer and increased economies of scale as general and administrative expenses were allocated over a greater net sales base. In addition, the Company decreased circulation of catalogs, reduced more expensive advertising in computer publications and received greater co-operative marketing reimbursements from manufacturers.

                            INSIGHT ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


SIX MONTHS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995 (CONTINUED)

Direct response advertising costs are capitalized and amortized over their expected revenue stream, generally three months. The accounting treatment resulted in a net increase in advertising costs of $143,000 and a net deferral of $451,000 in advertising costs for the six months ended December 31, 1996 and 1995, respectively.

         Non-Operating Expense (Income), Net. Non-operating expense (income), net, which consists primarily of interest, changed from $134,000 of expense, net in the first six months of fiscal 1996 to $330,000 of interest income, net in the first six months of fiscal 1997. Interest expense primarily relates to borrowings under the Company's line of credit which have been necessary to finance the Company's growth. Interest expense has decreased as a result of the use of the net proceeds from Insight's public offerings in November 1995 and November 1996. Additionally, the interest expense associated with the Company's new sales and administrative facility has been capitalized. Interest income is generated by the Company through overnight investments in government repurchases agreements with a Financial institution acting as the principal and by Auction Rate Preferred Bonds.

         Income Tax Expense. The Company's effective tax rate is 39.6% in the six months ended December 31, 1996 and 1995.

SEASONALITY

         The Company has historically experienced, and expects to continue to experience, seasonal fluctuations in its net sales, earnings from operations and net earnings. As the Company continues to increase its percentage of revenue from the business, education and government markets, management believes that the Company's quarterly net sales will be less impacted by seasonality.

LIQUIDITY AND CAPITAL RESOURCES

         In November 1995, the Company completed a public offering of common stock. The Company received $16.6 million, net of underwriting discounts, commissions and offering expenses. The Company used a substantial portion of the net proceeds to repay amounts outstanding under the line of credit. The balance of the net proceeds from this offering has been used for general corporate purposes.

                            INSIGHT ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         In November 1996, the Company completed another public offering of Common Stock. The Company received $37.4 million, net of underwriting discounts, commissions and offering expenses. The Company is using the proceeds from the offering for general corporate purposes, including working capital, capital expenditures, facilities expansion, and potential acquisitions of businesses to expand or complement its operations.

         The Company's primary capital needs have been to fund the working capital requirements and capital expenditures necessitated by its sales growth.

         Cash flows from operations generally have been negative due primarily to increases in accounts receivable and inventories necessitated by the sales growth of the Company and the continued shift from sales to the home market to sales in the business, education and government markets. The Company's net cash used in operating activities was $14.6 million for the six months ended December 31, 1996 as compared to $9.8 million used in operating activities for the six months ended December 31, 1995. The negative cash flow in the current year is primarily due to a $11.7 million increase in inventories and a $7.0 million increase in accounts receivable. These increases were primarily funded with the proceeds from the public offering of common stock in November, 1996 and net earnings of $4.2 million.

         Capital expenditures for the first six months of fiscal 1997 and 1996 were $7,400,000 and $2,904,000, respectively, primarily for the purchase of 17 acres of vacant land in Tempe, Arizona during the second quarter of fiscal 1996, and for the construction of a sales and administration building, on that site, in fiscal 1997. The Company estimates that it will incur approximately $12.5 million in capital expenditures related to the acquisition of the land, constructing and equipping the facility.

         The Company's future capital requirements include financing the growth of working capital items such as accounts receivable and inventories, and the purchase of equipment, furniture and fixtures. The Company anticipates that cash flow from operations together with the unused proceeds from the recent public offering of stock and the funds available under its credit facility should be adequate to support the Company's presently anticipated cash and working capital requirements through fiscal 1997. The Company's ability to continue funding its planned growth beyond fiscal 1997 is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required.

                            INSIGHT ENTERPRISES, INC.



PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 (a)     The Company's Annual Shareholder's Meeting was held on December 12,
         1996.

 (b)      At the Annual Shareholders' Meeting, proposals were considered for,
          (i) the election of Larry A. Gunning and Robertson C. Jones as a Class II directors to serve until the annual meeting of shareholders' in 1999 (ii) the approval amendments to the Company's Amended Articles of Incorporation to increase the authorized number of shares.

          The director-nominees were elected and the Company's Amended Articles of Incorporation were approved with the voting results as follows:

Proposal                    Voted for  Voted Against  Abstained  Not-Voted
--------                    ---------  -------------  ---------  ---------
Election of                 4,903,571        4,900          -      507,815
Larry A. Gunning and
Roberston C. Jones
as a Class II directors

Approval of the             3,282,759      804,454      7,710    1,321,363
Company's Amended
Articles of Incorporation
to increase the authorized
number of shares.

                            INSIGHT ENTERPRISES, INC.

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


                                      INSIGHT ENTERPRISES, INC.



                                      BY: /S/  ERIC J. CROWN
                                         --------------------------------------
                                          ERIC J. CROWN
                                          CHIEF EXECUTIVE OFFICER





DATE:  FEBRUARY 10, 1997              BY: /S/  STANLEY LAYBOURNE
                                         --------------------------------------
                                          STANLEY LAYBOURNE
                                          CHIEF FINANCIAL OFFICER, SECRETARY
                                          AND TREASURER