Form 10-Q
period 1997-03-31
INSIGHT ENTERPRISES INC
filed 1997-05-15
CIK 932696

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
             [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1997

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

               Yes    X                                    No
                   -------                                    -------

Indicate the number of shares outstanding of each of issuer's class of common stock as the latest practicable date:

CLASS:    COMMON STOCK                               OUTSTANDING SHARES AT MAY 7, 1997:  6,763,180
----------------------                               ---------------------------------------------

                            INSIGHT ENTERPRISES, INC.


                                      INDEX



                                                                                                                  PAGE
                                                                                                                  ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

   Condensed Consolidated Balance Sheets -
   June 30, 1996 and March 31, 1997.......................................................................         3

   Condensed Consolidated Statements of Earnings -
   Three and Nine Months Ended March 31, 1996 and 1997....................................................         4

   Condensed Consolidated Statements of Cash Flows -
   Nine Months ended March 31, 1996 and 1997..............................................................         5

   Notes to Condensed Consolidated Financial Statements...................................................       6-7

Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations.................................................................................      8-13


PART II - OTHER INFORMATION...............................................................................        14

SIGNATURE.................................................................................................        15

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                        JUNE 30,        MARCH 31,
                                                                                          1996            1997
                                                                                          ----            ----
                                                                                                       (unaudited)
                                     ASSETS

Current assets:
   Cash and cash equivalents ...................................................        $  5,300        $ 11,743
   Accounts receivable, net ....................................................          41,798          58,806
   Inventories .................................................................          16,104          28,327
   Prepaid expenses ............................................................           1,959           2,133
   Deferred income taxes .......................................................           1,239           2,522
                                                                                        --------        --------
               Total current assets ............................................          66,400         103,531

Property and equipment, net ....................................................           6,660          15,780
Other assets ...................................................................             558              72
                                                                                        --------        --------
                                                                                        $ 73,618        $119,383
                                                                                        ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ............................................................        $ 29,667        $ 28,252
   Accrued expenses ............................................................           1,290           1,744
   Customer refunds payable ....................................................             291             235
   Deferred revenue ............................................................             585           1,146
                                                                                        --------        --------
               Total current liabilities .......................................          31,833          31,377

Line of credit .................................................................              --              --

Stockholders' equity:
   Preferred stock, $.01 par value, 3,000,000 shares authorized,
       no shares issued ........................................................              --              --
   Common stock, $.01 par value, 30,000,000 shares authorized,
       5,396,754 at June 30, 1996 and 6,761,166 at
       March 31, 1997 shares issued and outstanding ............................              54              67
   Paid-in capital .............................................................          29,426          68,719
   Retained earnings ...........................................................          12,305          19,220
                                                                                        --------        --------
            Total stockholders' equity .........................................          41,785          88,006
                                                                                        --------        --------
                                                                                        $ 73,618        $119,383
                                                                                        ========        ========

     See accompanying notes to condensed consolidated financial statements.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             MARCH 31,                       MARCH 31,
                                                       --------------------            --------------------
                                                       1996            1997            1996            1997
                                                       ----            ----            ----            ----
Net sales ..................................        $ 94,655         $130,825        $ 241,863         $346,139
Costs of goods sold ........................          81,224          114,103          207,358          300,446
                                                    --------         --------        ---------         --------
          Gross profit .....................          13,431           16,722           34,505           45,693
Selling, general and administrative expenses          10,758           12,340           27,839           34,741
                                                    --------         --------        ---------         --------
          Earnings from operations .........           2,673            4,382            6,666           10,952
Non-operating income (expense), net ........             (24)             122             (158)             452
                                                    --------         --------        ---------         --------
          Earnings before income taxes .....           2,649            4,504            6,508           11,404
Income tax expense .........................           1,050            1,758            2,578            4,489
                                                    --------         --------        ---------         --------
          Net earnings .....................        $  1,599         $  2,746        $   3,930         $  6,915
                                                    ========         ========        =========         ========

Net earnings per share .....................        $   0.29         $   0.39        $    0.76         $   1.06
                                                    ========         ========        =========         ========

Shares used in net earnings per
   share calculation .......................           5,585            7,084            5,144            6,503
                                                    ========         ========        =========         ========

     See accompanying notes to condensed consolidated financial statements.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                   NINE MONTHS ENDED MARCH 31,
                                                                   ---------------------------
                                                                      1996            1997
                                                                      ----            ----
  Cash flows from operating activities:
   Net earnings ...........................................        $  3,930         $  6,915
   Adjustments to reconcile net earnings to net cash
         used in operating activities:
         Depreciation .....................................             713            1,174
         Tax effect of stock options ......................             463            1,045
         Provision for losses on accounts receivable ......             885            1,614
         Provision for obsolete and slow-moving inventories             223              404
         Deferred income tax benefit ......................            (379)          (1,283)
         Loss on disposition of property and equipment ....              --               11
         Change in assets and liabilities:
           Increase in accounts receivable ..................       (21,606)         (18,622)
           Increase in inventories ..........................        (5,542)         (12,627)
           Increase in prepaid expenses .....................          (269)            (174)
           Decrease (increase) in other assets ..............          (297)             486
           Increase (decrease) in accounts payable ..........         7,143           (1,415)
           Increase in accrued expenses .....................           128              454
           Increase (decrease) in customer refunds payable ..            32              (56)
           Increase in deferred revenue .....................           111              561
                                                                   --------         --------
             Net cash used in operating activities ..........       (14,465)         (21,513)
                                                                   --------         --------
  Cash flows from investing activities:
     Purchases of property and equipment ..................          (3,397)         (10,305)
                                                                   --------         --------
         Net cash used in investing activities ............          (3,397)         (10,305)
                                                                   --------         --------
  Cash flows from financing activities:
     Net repayments on line of credit .....................          (2,086)              --
     Issuance of common stock .............................          16,680           38,261
                                                                   --------         --------
         Net cash provided by financing activities ........          14,594           38,261
                                                                   --------         --------
  Increase (decrease)  in cash and cash equivalents .......          (3,268)           6,443
  Cash and cash equivalents at beginning of period ........           7,574            5,300
                                                                   --------         --------
  Cash and cash equivalents at end of period ..............       $  4,306         $ 11,743
                                                                   ========         ========

     See accompanying notes to condensed consolidated financial statements.

                           INSIGHT ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.       DESCRIPTION OF BUSINESS

         Insight Enterprises, Inc. and subsidiaries ("INSIGHT" or the "Company") is a direct marketer of computers, hardware and software. INSIGHT markets a comprehensive line of brand-name products to price-conscious, computer literate end-users in the business, education, government and home markets throughout the United States primarily through outbound telemarketing and its own distinctive catalogs and advertisements in computer industry publications. Additionally, Insight provides direct marketing services to manufacturers seeking to outsource their direct marketing activities. The services provided include marketing, sales and distribution.

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosure normally required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of INSIGHT as of June 30, 1996 and March 31, 1997, the results of operations for the three and nine months ended March 31, 1996 and 1997, and the cash flows for the nine months ended March 31, 1996 and 1997. The results of operations for such interim periods are not necessarily indicative of results for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements, including the related notes thereto, in INSIGHT's Annual Report on Form 10-K for the year ended June 30, 1996.

Advertising Expense

         Costs of direct-response advertising are capitalized and amortized over the expected revenue stream, generally three months, while other advertising costs are expensed as incurred. All advertising costs are recorded net of related cooperative marketing reimbursements. Direct response advertising consists primarily of costs incurred to develop and distribute catalogs and magazine advertisements. At June 30, 1996 net advertising costs of $143,000 were deferred and are included in other assets. At March 31, 1997, no advertising costs have been deferred or included in other assets.

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

3.       LINE OF CREDIT

         INSIGHT has a $30,000,000 credit facility. The agreement provides for cash advances outstanding at any one time up to a maximum of $22,500,000 on the line of credit, subject to limitations based upon the Company's eligible accounts receivable and inventories. As of March 31, 1997, $22,500,000 was available under the line of credit. Cash advances under the line of credit bear interest at the London Interbank Offered Rate (LIBOR) plus 1.90% (7.56% at March 31, 1997) payable monthly. The additional $7,500,000 of the credit facility is used to facilitate the purchases of inventories from certain vendors and is classified on the balance sheet as accounts payable. At March 31, 1997, the outstanding balance of this additional portion of the credit facility was $5,715,000. The credit facility expires in June 1998 and is secured by substantially all of the assets of INSIGHT. The credit facility contains various covenants including the requirement that INSIGHT maintain a specified dollar amount of tangible net worth.

4.       INCOME TAXES

         Income tax expense as provided for the three months and nine months ended March 31, 1996 and 1997 is based upon the estimated annual income tax rate of the Company.

5.       NET EARNINGS PER SHARE

         Net earnings per share for the three months ended March 31, 1996 and 1997 is calculated using 5,367,927 and 6,738,512, respectively, of weighted average shares of common stock and 216,966 and 345,881, respectively, of common stock equivalents outstanding during the period. Net earnings per share for the nine months ended March 31, 1996 and 1997 is calculated using 4,857,793 and 6,102,069, respectively, of weighted average shares of common stock and 286,043 and 401,208, respectively, of common stock equivalents outstanding during the period. The common stock equivalent shares relate to the Company's stock options and warrants and are calculated using the treasury stock method.

                            INSIGHT ENTERPRISES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



         The following Management's Discussion and Analysis of Financial Conditions and Results of Operations contains forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology such as "expects," "should," "believes," or "anticipates" or the negative thereof or comparable terminology, or by discussions of Company goals and strategy. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to the following: the continued acceptance of the Company's distribution channel by suppliers and customers; changes in the personal computer industry, especially competitive pressures, decreasing price margins, and inventory risks due to technological developments or shifts in market demand; and the changes in costs, especially the price of paper for the Company catalogs and advertising. Additional factors are set forth under "Certain Factors Affecting the Company's Operations" in the Company's Annual Report on Form 10-K for the year ended June 30, 1996 and under "Risk Factors" in the Company's Prospectus dated November 1, 1996, as filed with the Securities and Exchange Commission.

OVERVIEW
         The Company commenced operations in 1988 as a direct marketer of hard disk drives and other mass storage products. In fiscal 1991, the Company began marketing its own Insight-brand microcomputers and in fiscal 1992 and 1993 added peripherals, software and other name brand computers to its product line. Through fiscal 1992, the Company based its marketing practices primarily on advertising in computer magazines and the use of inbound toll-free telemarketing. In fiscal 1993, the Company shifted its marketing strategy to include the publication of proprietary catalogs and the use of outbound account executives focused on the business, education and government markets. During fiscal 1995, the Company began to de-emphasize the sale of Insight- branded computers and discontinued the sale of Insight-branded computers in the second quarter of fiscal 1996. Although the cost savings from this decision have positively impacted earnings from operations, gross margin has been negatively affected.

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

         In order to leverage its infrastructure, the Company, in fiscal 1992, began outsourcing direct marketing services to third parties, including the distribution of catalogs and mailings featuring name brand or Insight-brand products. The Company initiated its turnkey direct marketing outsourcing program for leading manufacturers in fiscal 1993. Under most of the Company's outsourcing arrangements, the Company takes title to inventories of products and assumes the risk of collection of accounts receivable in addition to its sales functions. Revenues derived from the sales of such products are included in the Company's net sales. This type of outsourcing arrangement represents the majority of the outsourcing revenues. Certain other outsourcing arrangements are primarily service-based, and the Company generally derives net sales from these types of arrangements based on a percentage of the revenue generated from products sold. Accordingly, the rate of the Company's net sales growth in future periods may be affected by the mix of outsourcing arrangements which

                            INSIGHT ENTERPRISES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


are in place from time to time. Outsourcing represented approximately 10% of the Company's sales in fiscal 1996 and less than 10% in fiscal 1997.

         Generally, pricing in the computer and related products industry is very aggressive. The Company expects pricing pressures to continue and that it will be required to reduce its prices to remain competitive. Such a reduction could have a material adverse effect on the Company's financial condition and results of operations.

                              RESULTS OF OPERATIONS
         The following table sets forth for the fiscal periods indicated certain financial data as a percentage of net sales:

                                         THREE MONTHS ENDED       NINE MONTHS ENDED
                                              MARCH 31,              MARCH 31,
                                             ---------               ---------
                                         1996         1997        1996         1997
                                        ------       ------      ------       ------

Net sales.............................  100.00%      100.00%     100.00%      100.00%
Costs of goods sold...................   85.81        87.22       85.73        86.80
                                        ------       ------      ------       ------
Gross profit..........................   14.19        12.78       14.27        13.20
Selling, general and administrative
   expenses...........................   11.37         9.43       11.51        10.04
                                        ------       ------      ------       ------
Earnings from operations..............    2.82         3.35        2.76         3.16
Non-operating income (expense), net...   (0.02)        0.09       (0.07)        0.13
                                        ------       ------      ------       ------
Earnings before income taxes..........    2.80         3.44        2.69         3.29
Income tax expense....................    1.11         1.34        1.07         1.29
                                        ------       ------      ------       ------
Net earnings..........................    1.69%        2.10%       1.62%        2.00%
                                        ======       ======      ======       ======


THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

         Net Sales. Net sales increased $36.2 million, or 38.2%, to $130.8 million in the third quarter of fiscal 1997 from $94.6 million in the third quarter of fiscal 1996. The Company's net sales are comprised of two components: direct marketing sales and sales from outsourcing arrangements with manufacturers. Sales derived from direct marketing increased $37.2 million, or 43.4%, to $122.9 million in the third quarter of fiscal 1997 from $85.7 million in the third quarter of fiscal 1996. The increase in direct marketing sales resulted primarily from increased demand for name brand computers and the continued shift to business customers (including education and government entities). The percentage of net sales to business customers increased from 75% in the third quarter of fiscal 1996 to 86% in the third quarter of fiscal 1997. This continued shift to a customer segment that makes larger purchases resulted in an increase in average order size of 27.2% to $906 in the third quarter of fiscal 1997 compared to $712 in the third quarter of fiscal 1996. The "Insight" catalog circulation increased from 3.2 million in the third quarter of fiscal 1996 to 3.5 million in the third quarter of fiscal 1997. The Company continues to refine its circulation strategy, coupled with an emphasis on outbound telemarketing, with the goal of more efficiently targeting its business customer audience and improving the profitability and return investment of its marketing activities. Sales derived from outsourcing arrangements decreased $1.0 million, or 11.5%, to $7.9 million in the third quarter of fiscal 1997 from $8.9 million in the third quarter of fiscal 1996. The decrease in sales from outsourcing services resulted from the elimination of an outsourcing arrangement that was operational a year ago. The Company is activity seeking other outsourcing arrangements with major manufacturers.

                           INSIGHT ENTERPRISES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996 (CONTINUED)

        Gross Profit. Gross profit increased $3.3 million, or 24.5%, to $16.7 million in the third quarter of fiscal 1997 from $13.4 million in the third quarter of fiscal 1996. As a percentage of net sales, gross margin on the Company's direct marketing sales decreased due to a greater demand for name brand computers, which carried a lower gross profit percentage, but was partially offset by the Company's ability, as a result of its increased volume and financial position, to take advantage of vendor discount, rebates and bulk purchasing opportunities. The Company anticipates continued pressure on gross margins in fiscal 1997 primarily due to the continued shift in product mix and to industry-wide pricing pressures. The gross profit margin on the Company's outsourcing business increased primarily as a result of a change in product mix within the revenue-based portion of its outsourcing business.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.6 million, or 14.7% to $12.3 million in the third quarter of fiscal 1997 from $10.7 million in the third quarter of fiscal 1996, and decreased as a percentage of net sales to 9.4% in the third quarter of fiscal 1997 from 11.4% in the third quarter of fiscal 1996. The decline was primarily attributable to the Company's continued shift in targeting the business customer through outbound telemarketing, the receipt of greater co-operative marketing reimbursements from manufacturers, an increase in the average order size and increased economies of scale as general and administrative expenses were allocated over a greater net sales base. These savings in selling, general and administrative expenses were partially offset by an increase in compensation paid to sales account executives, in order to attract and retain highly qualified people and the costs of more than doubling the size of Company's sales and administrative facilities.

        Non-Operating Income (Expense), Net. Non-operating income (expense), net, which consists primarily of interest, changed from $24,000 of expense, net in the third quarter of fiscal 1996 to $122,000 of interest income, net in the third quarter of fiscal 1997. Interest expense primarily relates to borrowings under the Company's line of credit which have been necessary to finance the Company's growth. Interest expense has decreased as a result of the use of the net proceeds from Insight's public offerings in November 1995 and November 1996. Interest income was generated by the Company through short term investments, some of which are tax advantaged bonds.

        Income Tax Expense. The Company's effective tax rate was 39.0% and 39.6% for the quarters ended March 31, 1997 and 1996, respectively. The decrease in the effective tax rate reflects investments made in tax advantaged bonds.

                           INSIGHT ENTERPRISES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NINE MONTHS ENDED MARCH 31, 1997 COMPARED TO NINE MONTHS ENDED MARCH 31, 1996

        Net Sales. Net sales increased $104.3 million, or 43.1% to $346.1 million in the first nine months of fiscal 1997 from $241.8 million in the first nine months of fiscal 1996. The Company's net sales are comprised of two components: direct marketing sales and sales from outsourcing arrangements with manufacturers. Sales derived from direct marketing increased $102.9 million, or 47.3%, to $320.4 million in the first nine months of fiscal 1997 from $217.5 million in the first nine months of fiscal 1996. The increase in direct marketing sales resulted primarily from increased demand for name brand computers and the continued shift to business customers (including education and government entities). The percentage of net sales to business customers increased from 76% for the first nine months of fiscal 1996 to 86% for the first nine months of fiscal 1997. This continued shift to a customer segment that makes larger purchases resulted in an increase in average order size of 23.5% to $882 in the first nine months of fiscal 1997 compared to $714 in the first nine months of fiscal. The sales increase occurred, despite a decrease in the "Insight" catalog circulation from 10.2 million in the first nine months of fiscal 1996 to 9.8 million in the first nine months of fiscal 1997. The Company continues to refine its circulation strategy, coupled with an emphasis on outbound telemarketing with the goal of more efficiently targeting its business customer audience and improving the profitability and return on investment of its marketing activities. Sales derived from outsourcing arrangements increased $1.4 million, or 5.7%, to $25.7 million in the first nine months of fiscal 1997 from $24.3 million in the first nine months of fiscal 1996. The increase in sales from outsourcing services from increased sales from existing outsourcing arrangements that were operational a year ago.

        Gross Profit. Gross profit increased $11.2 million, or 32.4%, to $45.7 million in the first nine months of fiscal 1997 from $34.5 million in the first nine months of fiscal 1996. As a percentage of sales, gross margin on the Company's direct marketing sales decreased due to a greater demand for name brand computers, which carried a lower gross profit percentage and industry pricing pressure, but was partially offset by the Company's ability, as a result of its increased volume and financial position, to take advantage of vendor discount, rebates and bulk purchasing opportunities. The Company anticipates continued pressure on gross margins in fiscal 1997 primarily due to the continued shift in product mix and to industry-wide pricing pressures. The gross profit margin on the Company's outsourcing business slightly increased primarily as a result of a change in the product mix of the revenue-based outsourcing business.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $6.9 million, or 24.8%, to $34.7 million in the first nine months of fiscal 1997 from $27.8 million in the first nine months of fiscal 1996, and decreased as a percentage of net sales to 10.0% in the first nine months of fiscal 1997 from 11.5% in the first nine months of fiscal 1996. The decline was primarily attributable to the Company's continued shift in marketing strategy of targeting the business customer through outbound telemarketing, receipt of greater co-operative marketing reimbursements from manufacturers, an increase in the average order size and increased economies of scale as general and administrative expenses were allocated over a greater net sales base. These savings in selling, general and administrative expenses were partially offset by an increase in compensation paid to account executive, to attract and retain highly qualified people.

                           INSIGHT ENTERPRISES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


NINE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996 (CONTINUED)

        Non-Operating Income (Expense), Net. Non-operating income (expense), net, which consists primarily of interest, changed from $158,000 of expense, net in the first nine months of fiscal 1996 to $452,000 of interest income, net in the first nine months of fiscal 1997. Interest expense primarily relates to borrowings under the Company's line of credit which have been necessary to finance the Company's growth. Interest expense has decreased as a result of the use of the net proceeds from Insight's public offerings in November 1995 and November 1996. Additionally, the interest expense associated with the Company's new sales and administrative facility has been capitalized. Interest income is generated by the Company through short term investments, some of which are tax advantaged bonds.

        Income Tax Expense. The Company's effective tax rate was 39.4% and 39.6% for the nine months ended March 31, 1997 and 1996, respectively. The decrease in the effective tax rate reflects investments made in tax advantaged bonds.

SEASONALITY

        The Company has historically experienced, and expects to continue to experience, seasonal fluctuations in its net sales, earnings from operations and net earnings. As the Company continues to increase its percentage of revenue from the business, education and government markets, management believes that the Company's quarterly net sales will be less impacted by seasonality.

LIQUIDITY AND CAPITAL RESOURCES

        In November 1995 and November 1996, the Company completed a public offerings of common stock. The Company received $16.6 million and $37.4 million, respectively net of underwriting discounts, commissions and offering expenses. The Company used a substantial portion of the net proceeds to repay amounts outstanding under the line of credit and for general corporate purposes, including working capital, capital expenditures and facilities expansion. The balance of the net proceeds will be used for general corporate purposes and potential acquisitions of businesses to expand or complement its operations.

        The Company's primary capital needs have been to fund the working capital requirements and capital expenditures necessitated by its sales growth.

        Cash flows from operations generally have been negative due primarily to increases in accounts receivable and inventories necessitated by the sales growth of the Company and the continued shift from sales to the home market to sales in the business, education and government markets. The Company's net cash used in operating activities was $21.5 million for the nine months ended March 31, 1997 as compared to $14.5 million used in operating activities for the nine months ended March 31, 1996. The negative cash flow in the current year is primarily due to a $18.6 million increase in accounts receivable and a $12.6 million increase in inventories. These increases were primarily funded with the proceeds from the public offering of common stock in November, 1996 and net earnings of $6.9 million.

                           INSIGHT ENTERPRISES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

        Capital expenditures for the first nine months of fiscal 1997 and 1996 were $10.3 million and $3.4 million, respectively, primarily for the purchase of 17 acres of vacant land in Tempe, Arizona during the second quarter of fiscal 1996, and for the construction of a sales and administration building, on that site, in fiscal 1997. The Company has incurred approximately $12.5 million in capital expenditures related to the acquisition of the land, constructing and equipping the facility.

        The Company's future capital requirements include financing the growth of working capital items such as accounts receivable and inventories, and the purchases of equipment, furniture and fixtures to accomplish future growth. The Company anticipates that cash flow from operations together with the unused proceeds from the recent public offering of stock and the funds available under its credit facility should be adequate to support the Company's presently anticipated cash and working capital requirements through fiscal 1998. The Company's ability to continue funding its planned growth beyond fiscal 1998 is dependent upon its ability to generate sufficient cash flow or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required.

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

                                        INSIGHT ENTERPRISES, INC.


                                        By:  /s/  ERIC CROWN
                                        -----------------------------
                                             ERIC J. CROWN
                                             CHIEF EXECUTIVE OFFICER


DATE: MAY 12, 1997                      By:  /s/  STANLEY LAYBOURNE
                                        -----------------------------
                                             STANLEY LAYBOURNE
                                             CHIEF FINANCIAL OFFICER,
                                             SECRETARY AND TREASURER