Form 10-K405
period 1997-06-30
INSIGHT ENTERPRISES INC
filed 1997-09-23
CIK 932696

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED JUNE 30, 1997 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               FOR THE TRANSITION PERIOD FROM ________ TO ________
                         COMMISSION FILE NUMBER: 0-25092

                            INSIGHT ENTERPRISES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE
     (STATE OR OTHER JURISDICTION OF                        86-0766246
      INCORPORATION OR ORGANIZATION)           (IRS EMPLOYER IDENTIFICATION NO.)

          6820 SOUTH HARL AVENUE
              TEMPE, ARIZONA                                   85283
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

                                  Yes X No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Registrant's Common Stock as reported on the Nasdaq National Market on August 29, 1997, was approximately $230,634,000. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

         The number of outstanding shares of the Registrant's Common Stock on August 29, 1997 was 10,261,721.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on October 30, 1997 are incorporated by reference in
Part III hereof.

                            INSIGHT ENTERPRISES, INC.

                             FORM 10-K ANNUAL REPORT
                            YEAR ENDED JUNE 30, 1997

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
                                    PART I
ITEM 1.   Business........................................................     1
ITEM 2.   Properties......................................................     9
ITEM 3.   Legal Proceedings...............................................     9
ITEM 4.   Submission of Matters to a Vote of Security Holders.............     9

                                    PART II
ITEM 5.   Market for the Registrant's Common Stock and Related Stockholder
             Matters......................................................    10
ITEM 6.   Selected Consolidated Financial and Operating Data..............    11
ITEM 7.   Management's Discussion and Analysis of Financial Condition and.
             Results of Operations........................................    12
ITEM 8.   Financial Statements and Supplementary Data.....................    19
ITEM 9.   Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure.........................................    19

                                   PART III
ITEM 10.  Directors and Executive Officers of the Registrant..............    19
ITEM 11.  Executive Compensation..........................................    19
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management..    19
ITEM 13.  Certain Relationships and Related Transactions..................    19

                                    PART IV
ITEM 14.  Exhibits and Reports on Form 8-K................................    20
SIGNATURES................................................................    21

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Insight is a leading direct marketer of computers, hardware and software. The Company markets primarily to small and medium-sized enterprises ("SMEs"), comprised of 100 to 1,000 employees, through a combination of a strong outbound telemarketing sales force, targeted direct mail catalogs and advertising in computer magazines and publications. The Company offers an extensive assortment of more than 40,000 SKUs of computer hardware and software including such popular name brands as Compaq, Hewlett-Packard, IBM, Microsoft, Seagate, Toshiba and Western Digital. Insight's knowledgeable sales force, aggressive marketing strategies, and streamlined distribution, together with its advanced proprietary information system, have resulted in high customer loyalty and strong, profitable growth.

     The Company seeks to create a strong, long-term relationship with its customers through the use of a well-trained, dedicated outbound sales force whose goal is to increase the depth of penetration in its existing accounts, encourage repeat buying and ensure customer satisfaction. To that end, the Company has increased its number of account executives by 400% from 102 in fiscal 1992 to 510 at the end of fiscal 1997, most of whom focus on outbound telemarketing. Approximately two-thirds of the Company's orders in each of fiscal 1997 and fiscal 1996 were placed by customers who had previously purchased products from the Company.

     The Company has developed a highly-refined operating model to support an efficient fulfillment and distribution infrastructure. The Company believes its technologically advanced, proprietary real-time information systems enhance the integration of its sales, distribution and accounting functions, allow it to leverage operating expenses and further improve customer service. Moreover, its efficient use of technology has resulted in an expanded product offering while maintaining a "just-in-time" inventory system.

     The Company's objective is to increase sales and generate improved profitability by (i) increasing the penetration of its existing customer base,
(ii) leveraging its existing infrastructure, (iii) expanding its product offerings and customer base and (iv) utilizing emerging technologies. The Company's goal is to become the primary source of computer and related products to its targeted SME market.

     The Company's executive offices are located at 6820 South Harl Avenue, Tempe, Arizona 85283, and its telephone number is (602) 902-1001. The Company maintains a World Wide Web site at http://www.insight.com. The Company was incorporated in Delaware in 1991 and is the successor to the business which commenced operations in 1988. Unless the context otherwise requires, the "Company" or "Insight" as used herein refers to Insight Enterprises, Inc., its subsidiaries and predecessors.

INDUSTRY BACKGROUND

     According to industry data published in May 1997, U.S. sales of computers, hardware and software reached $77.8 billion in 1996. Such sales are projected to reach $138.1 billion in 2000, representing a compound annual growth rate of 15%. The Company believes that the sales of computers and related products have increased principally as a result of the following: (i) decreases in prices of computers, hardware and software resulting primarily from intense competition among manufacturers, retailers and resellers; (ii) improvements in computer hardware performance and development of new software applications; (iii) increased use of computers by businesses, education institutions and governments; (iv) increased user familiarity with computers; (v) rapid technological advances and resulting short product life cycles; and (vi) the emergence of industry standards and component commonality.

     The market for computers and related products is served by a variety of distribution channels, and intense competition for market share has forced computer manufacturers to seek new channels through which to distribute their products. According to industry data, the direct marketing channel is the fastest growing segment of the U.S. PC product markets, and is expected to increase at a compound annual growth rate of 23% from $16.1 billion in 1996 to $36.8 billion in 2000.

     Many businesses and individuals, increasingly familiar with computers, seem to have become more receptive to direct marketing and now make their purchase decisions based primarily on product selection and availability, price, convenience and customer service. Direct marketers generally are able to offer broader product selection, lower prices and greater purchasing convenience than traditional retail stores.

     The Company believes new entrants into the direct marketing channel must overcome a number of significant barriers to entry, including the time and resources required to build a customer base of sufficient size, quality and responsiveness for cost-effective circulation, the significant investment required to develop the information and operating infrastructure required for a direct marketer, the advantages enjoyed by larger established competitors in terms of purchasing and operating efficiencies, the established relationships of manufacturers who may be reluctant to allocate product and cooperative advertising funds to additional participants and the difficulty of identifying and recruiting management personnel with significant relevant experience.

     The Company believes that it will continue to benefit from industry changes as a cost-effective provider of a full range of computer and related products through direct marketing. The Company believes that traditional distribution channels, such as retail stores, have not satisfied the key customer purchase criteria of product selection and availability, price, convenience and service, thus creating an opportunity for growth of direct marketers of computer products such as the Company.

OPERATING STRATEGY

     The Company's objective is to become the leading direct marketer of computer and related products to the computer literate end-user. The key elements of the Company's strategy are as follows:

     Small to Medium-Sized Enterprises Market Focus. The Company targets the SME market, business with 100 to 1,000 employees, which it believes is one of the most valuable segments of the computer market. The Company's operating model positions it to more effectively serve this business segment of the market through its extensive product selection, high service levels, cost-effective distribution system, and technological innovation. The Company believes these business customers represent the most attractive segment of the industry because they demand leading, high-performance technology products, purchase frequently, are value conscious and require less technical support.

     Targeted Marketing. The Company has continued to increase its focus on outbound telemarketing and, to this end, has increased the number of account executives at a compound annual rate of 38% over the last five years to 510 in fiscal 1997. To support this effort, the Company has prioritized its database, assigned account responsibility and enhanced sales training. In addition, the Company is refining its circulation strategy to more efficiently target its business customer audience and improve the profitability and return on investment of its catalog operations. The Company continues to offer its products through integrated direct marketing that includes outbound and inbound telemarketing, catalogs, direct mail, print, and electronic marketing such as the Internet, package inserts, Email blasts and fax broadcasts.

     Building Customer Loyalty. The Company strives to create a strong, long-term relationship with its customers to increase the productivity of its existing accounts, encourage repeat buying and ensure customer satisfaction. The Company believes that a key to building customer loyalty is a team of knowledgeable and empowered account executives backed by a strong technical and support staff. Most business customers are assigned a trained account executive who handles customer orders, notifies them of products and services that may be of specific interest and acts as a liaison between the customer and the rest of the Company. The Company believes these strong one-on-one relationships improve the likelihood that the customer will consider the Company for future purchases. Product support technicians are available to customers and account executives during an extended workday. As a result of this effort, approximately two-thirds of the Company's orders in each of fiscal 1997 and fiscal 1996 were placed by customers who had previously purchased products from the Company.

     Broad Selection of Branded Products. The Company provides the convenience of one-stop shopping by offering its customers a broad, comprehensive selection of more than 40,000 computer and computer-related products based on the Wintel standard. The Company has received authorization from and offers brand name products of vendors, including, among others, Compaq, Hewlett-Packard, IBM, Microsoft, Seagate, Toshiba and Western Digital. The Company's breadth of product offering combined with its efficient, high-volume and cost-effective direct marketing practices allow it to offer its customers competitive prices. The Company has developed "direct-ship" programs with some of its suppliers through the use of electronic data interchange links allowing it to expand further its product offerings without increasing its inventory and handling costs or exposure to inventory risk.

     Efficient Technologically-Driven Operator. The Company has developed a highly refined operating model to support an efficient fulfillment and distribution infrastructure. The Company's business model has yielded inventory turns approximating 21 times for each of the past four fiscal years. The Company also uses technologically advanced, proprietary, real-time information systems to enhance the integration of its sales, distribution and accounting functions, with the goal of lowering operating expenses and further improving customer service and satisfaction levels. To minimize its inventory exposure, the Company uses a variety of inventory control procedures and policies, including automated "just-in-time" management and electronic drop-ship programs with suppliers. In addition, the Company uses other automated systems involving telephony, credit card processing, and electronic catalog production to further streamline operations and to continue to improve profitability and increase customer satisfaction. The Company has leveraged these core operating competencies by offering outsourcing of direct marketing services to leading manufacturers and expects to continue to opportunistically leverage these capabilities in the future.

GROWTH STRATEGY

     The Company's growth strategy is to increase sales and earnings by (i) increasing penetration of its existing customer base, (ii) leveraging its existing infrastructure, (iii) expanding its product offerings and customer base and (iv) utilizing emerging technologies.

     Increase Penetration of Existing Customer Base. The Company seeks to become the primary source of computer and related products to its target market. To achieve this goal, the Company's principal focus going forward will be to increase penetration of existing accounts by developing and increasing the number of account executives who focus on outbound telemarketing opportunities. The Company believes proactive account management and the assignment of individual account executives, dedicated to developing closer relationships with active business customers, will enable it to increase the volume, frequency and breadth of the business. The Company has increased the number of its account executives by 400% since 1992 to 510 at the end of fiscal 1997, most of whom focus on outbound telemarketing. In addition, the Company has added senior level sales managers to its management team in order to enhance sales productivity. The Company continues to prioritize its customer database to better understand and service its customers and to expand the long-term nature of its customer relationships.

     Leverage Existing Infrastructure. The Company has expended considerable resources to develop its infrastructure to support its planned growth. Since the end of fiscal 1996, the Company has increased the number of its account executives by 189, invested in system upgrades and improvements and constructed a new sales and administrative facility. The Company believes that these investments should allow the Company to increase its sales without a corresponding increase in selling, general and administrative expenses. The Company expects to continue to reduce its selling, general and administrative expenses as a percent of sales to further improve profitability through increased productivity of the new account executives, cost-effective marketing, and economies of scale. In addition, the Company has developed strong relationships with its suppliers and continues to reduce its overall expenses through the receipt of supplier reimbursements. The Company intends to continue to leverage its core operations by offering outsourcing of direct marketing services to leading manufacturers of computer and related products.

     Expand Product Offering and Customer Base. The Company offers an extensive assortment of products. Many of its products are offered through the use of its proprietary technology which enables the Company to maintain a "virtual inventory" through real-time access to supplier products via electronic data interchange links. The Company will continue to expand its product offerings through increased use of the electronic drop-ship programs with suppliers as well as seeking new product authorizations as they become available to direct channels. In addition, the Company, from time to time, analyzes acquisition opportunities that would further expand and enhance its existing product offerings to the business customer. The Company seeks to acquire new accounts through its outbound telemarketing force, targeted catalog mailings, and its other marketing strategies.

     Utilize Emerging Technologies. The Company believes it has historically been a leader in creating and capitalizing on emerging technologies within direct marketing and it expects to continue to capitalize on such new advances. The Company has begun to and expects to continue to utilize emerging marketing and distribution channels such as the Internet and on-line computer services to generate sales, distribute product information, provide product support and obtain additional customer leads. The Company made approximately 3% of its sales via the Internet in fiscal 1997 and expects this percentage to increase in the future. The Company believes that its business customer audience is technologically sophisticated and will be early adopters of such services. These new distribution channels continue to increase the scope of the Company's marketing efforts, and management believes that they will lead to increased sales and profitability. In particular, the Company believes that its direct marketing capabilities will provide it a competitive advantage in the rapidly expanding Internet commerce channel. The Company expects to further utilize its direct marketing expertise in order fulfillment and distribution to take advantage of these new direct marketing channels as they continue to develop.

MARKETING

     The Company sells its products through the direct marketing channel. The Company's marketing programs are designed to attract new customers and to stimulate additional purchases from existing customers. Through its marketing programs, the Company emphasizes its broad product offering, competitive pricing, fast delivery, customer support and multiple payment options. The Company uses a number of marketing techniques to reach existing and prospective customers including outbound telemarketing, catalogs, advertising and specialty marketing programs.

     Outbound Telemarketing. The Company maintains a core group of outbound telemarketing account executives who contact specified customers on a systematic basis to generate additional sales. In addition, when time permits, these account executives utilize various prospecting techniques in order to increase the size of their customer base. The Company believes that SMEs respond favorably to a one-on-one relationship with personalized, well-trained account executives. Once established, these one-on-one relationships are maintained and enhanced through frequent telecommunications and supplemented by customized marketing materials designed to meet each customer's specific computing needs. At June 30, 1997, the Company employed 510 account executives, an increase of 59% from 321 account executives at June 30, 1996, most of whom are focused on outbound marketing.

     Catalogs. The Company's catalogs are mailed to the Company's customers and to potential customers. During fiscal 1997 and 1996, the Company published and distributed 12.8 million and 12.9 million catalogs, respectively. The Company publishes three separate catalogs: a business catalog for SMEs and the education and government markets; a network catalog for technology managers; and a general catalog for non-business customers. Active customers receive a catalog several times a year depending on their purchasing history. Each catalog provides detailed product descriptions, manufacturers' specifications, pricing and the Company's service and support features. As part of its outsourcing services, the Company also produces catalogs for certain manufacturers. These catalogs are circulated periodically, and for select manufacturers, the catalog is inserted into the manufacturer's product packaging.

     The Company's catalog circulation strategy is supported by sophisticated database marketing techniques which identify customer needs through the collection, analysis and delivery of customer and prospect information. Detailed demographic, psychographic and behavioral data collected from internal and external sources allows the Company to create a composite picture of the best customers and prospects.

     Advertising. The Company places advertising in selected personal computer and trade magazines, such as Computer Shopper and PC Magazine. These color advertisements provide detailed product descriptions, manufacturers' specifications and pricing information, and emphasize the Company's service and support features. The Company uses "800-INSIGHT" as the phone number in its advertising as part of its brand awareness strategy. The Company also advertises its sales oriented World Wide Web site through independent content providers on commercial on-line services such as C|Net(R), ZDNET(R), Lycos(R), and Net Buyer(R).

     Specialty Marketing. Specialty marketing includes direct mail, other inbound and outbound telemarketing services, bulletin board services, "fax on demand" services, package inserts and fax broadcasts. The Company also communicates with customers through the emerging technology of the Internet. The Company has developed, and continuously updates, a Web site that features selected product offerings and specials and other useful information.

     Supplier Reimbursements. The Company obtains supplier reimbursements from product manufacturers. In certain cases, the Company places advertisements in catalogs and personal computer and trade magazines that feature the manufacturer's product. The manufacturer may provide a mailing list and generally reimburses the Company through discounts, advertising allowances, price protections and rebates. In other cases, the Company receives reimbursements from suppliers based upon the volume of purchases or sales of the suppliers' product. No assurance can be given that the Company will continue to receive such reimbursements or that it will be able to collect outstanding amounts relating to these reimbursements in a timely manner or at all. A reduction in, or discontinuance of, a significant delay in receiving, or the inability to collect such reimbursements could have a material adverse effect on the Company's business, results of operations and financial condition. See "Risk Factors-Reliance on Suppliers; Allocation of Goods." Additionally, the Insight logo and telephone number are included in promotions by selected manufacturers and incoming calls are handled by Insight account executives. The Company believes that suppliers reimbursements leverages the Company's marketing reach and builds relationships with leading manufacturers.

     Customers. The Company currently maintains an extensive database of customers and potential customers. Based on dollar volume, approximate percentages of net sales for fiscal 1997 to end-users in the Company's four major market segments were as follows: business - 73%, education institutions - 8%, government organizations - 6%, and home - 13%. The percentage of sales to business customers has increased from 64% in fiscal 1996. No single customer accounted for more than 1.1% of net sales during fiscal 1997.

SALES

     Insight believes that its ability to establish and maintain long term relationships and to encourage repeat purchases is dependent, in part, on the strength of its account executives. Because its customers' primary contact with the Company is through its account executives, the Company is committed to maintaining a qualified and knowledgeable sales staff.

     The Company emphasizes recruiting and training high-quality personnel. New account executives are required to participate in an extensive training program to develop proficiency and knowledge of the Company's products. This program consists of class work focusing on technical product information, sales and customer service and inbound and outbound sales experience. Additionally, the Company, in conjunction with product manufacturers and distributors, sponsors weekly training sessions introducing new products and emphasizing fast-selling products. The Company also has a training program which seeks to refine sales skills and introduce new policies and procedures. The Company's main sales division is open 365 days a year, 24 hours a day.

     Each account executive is responsible for building a customer base. Most first time callers are assigned to an account executive. All subsequent incoming calls from that customer are then directed to this account executive. The Company's information system allows on-line retrieval of relevant customer information, including the customer's history and product information, including list price, cost and availability, as well as upselling and cross-selling opportunities. The account executive is empowered to negotiate sales prices and part of their compensation is based upon the gross profit dollars generated. Most account executives also make outbound sales calls to customers. If required, a technical product engineer can be conferenced into any customer telephone call to provide additional assistance.

     The Company attributes its high inbound call volume and favorable repeat orders in part to the strength of its account executives. During fiscal 1997 and 1996, approximately two-thirds of the Company's orders were placed by repeat customers. The Company has established a dedicated sales division focusing on business, education and government accounts. These account executives have demonstrated the experience needed to interact with sophisticated purchasing agents and the management information staffs of larger organizations.

     The Company has experienced an increase in average order size of 20.7% from $656 in fiscal 1996 to $792 in fiscal 1997. This increase in average order size is primarily attributable to the increased sales of desktop computers and high-end notebooks and was partially offset by decreasing prices on many products offered by the Company and the lower average order size associated with the Company's outsourcing programs, which tend to feature accessory and peripheral products.

ARIZONA SALES

     The Company has developed a local marketing force within the State of Arizona to better serve the Arizona market. Sales to customers located within the State of Arizona were approximately 12% of the Company's net sales during each of fiscal 1997 and fiscal 1996. The Company's Arizona marketing strategy features field account executives and local delivery to allow the Company to leverage its operating efficiencies and local presence.

PRODUCTS AND MERCHANDISING

     The Company offers computers, hardware, and software products. The following chart provides information regarding selected products offered by the Company during fiscal 1997 and 1996:


                                                  PERCENTAGE OF
                                                   NET SALES
                                                 --------------
PRODUCT CATEGORIES                               1997      1996       SELECTED PRODUCT MANUFACTURERS
------------------                               ----      ----       ------------------------------
Computers:                                                        Compaq                  IBM
     Notebooks...............................     28%       22%   Hewlett-Packard         Toshiba
     Desktops................................     12%       10%

  Hard disk drives...........................     17%       23%   Iomega                  Seagate
                                                                  Quantum                 Western Digital
  Memory/Processors..........................      8%        9%   Intel                   PNY
                                                                  Kingston
  Monitors/Video.............................      7%        7%   Mag Innovision          Princeton Graphic
                                                                                          Systems
                                                                  NEC                     ViewSonic
  Network/Connectivity.......................      7%        6%   Hewlett-Packard         3Com
                                                                  Megahertz               U.S. Robotics
  Printers...................................      6%        5%   Canon                   Hewlett-Packard
                                                                  Epson                   Okidata
  Software...................................      6%        5%   Corel                   Microsoft
                                                                  Lotus                   Symantec
  Miscellaneous..............................      9%       13%   American Power          Adaptec
                                                                     Conversion           Creative Labs


     Computers are the fastest growing product category of the Company representing 40% of net sales in fiscal 1997, up from 32% of net sales in fiscal 1996. The growth of this product category is due to the increasing acceptance of the use of notebooks by the business customer and the Company's emphasis on the sale of notebook and desktop computers. The Company continues to be a leading source for hard disk drives; however, even though hard disk drive capacity and speed continue to increase, the average order size continues to decrease, which caused the decrease in hard disk drives from 23% of net sales in fiscal 1996 to 17% of net sales in fiscal 1997. During 1997, the Company's sales of refurbished products represented 4% of sales.

     The Company selects its products based upon existing and proven technology. The Company does not introduce a new product until it believes that a sufficient market has developed for such product. The Company's product managers and buyers evaluate new products and the effectiveness of existing products and select products for inclusion in its marketing based upon market demand, product features, quality, sales trend, price, margins and warranties. As a result of the Company's goal to offer the latest in technology, the Company quickly replaces slower selling products with new products. The Company offers more than 40,000 computer and computer-related products based on the Wintel standard.

SERVICE AND SUPPORT

     Insight believes it achieves high levels of customer satisfaction. The Company's dedication to prompt, efficient customer service and technical support are important factors in customer retention and overall satisfaction.

     Technical Support. The Company provides technical support to its customers six days each week. Product support technicians assist customers with questions concerning compatibility, installation, determination of defects and general questions of product use. The product support technicians authorize customers to return defective or incompatible products to either the manufacturer or to the Company for warranty service.

     Fast Product Delivery. Utilizing the Company's proprietary information system, customer orders are sent to the Company's distribution center for processing immediately after they are credit approved. Federal Express has set up its own packing facility within the Company's distribution facility and the Company has integrated Federal Express' labeling and tracking system into the Insight information system to ensure prompt delivery. The Company ships most of its orders on the day the orders are received at the distribution center. For an extra delivery charge, the Company's customers can receive products on the same day the customer places the order for deliveries within certain large metropolitan areas.

     Specialty Communications. Company employees use the Internet network to enhance customer support and inter-business correspondence. The network access provides a convenient communication device enabling customers to contact their sales, customer service and technical support representatives via text-based messages. The customer receives a message via electronic mail immediately upon shipment to confirm that the order has been shipped.

     Warranties and Product Returns. Most of the products marketed by the Company are warranted by the manufacturer. The Company usually requests that customers return their defective products directly to the manufacturer for warranty service. On selected products and for selected customer services reasons, the Company accepts returns directly from the customer and then either credits the customer or ships the customer a similar but usually previously repaired product from the Company's inventory. The Company offers a limited 30-day money back guarantee for all unopened products and selected opened products, and selected products are subject to restocking fees. The returned products are quickly processed and returned to the manufacturer for repair, replacement or credit to the Company. Products that can not be returned to the manufacturer for warranty processing are sold at a discount through a local retail outlet and through the Company's Web site, which helps to minimize losses to the Company from returned products.

TECHNOLOGY BASED OPERATIONS

     The Company believes its implementation of advanced technological systems provides competitive advantages by increasing the productivity of its account executives, delivering more efficient customer service and reducing order processing and inventory costs. The Company's account executives can access the information system to obtain (i) a customer history, (ii) the cost and availability of the current order, (iii) the compatibility of products ordered, and (iv) cross-selling and up-selling opportunities based upon products ordered. The Company believes that the information available to the Company's account executives empowers them to make better decisions, provide superior customer service and increase overall profitability. In addition, in connection with the construction of the Company's new sales and administrative facility, the Company made substantial investments in computer, telecommunication and other technology. The Company substantially increased its redundancy in the Company's management information systems and obtained back-up systems and generators that will help to minimize the impact of any interruption in the Company's management information systems or telecommunication systems. The Company is in the process of converting its software to handle the year 2000. The Company believes that its investment in such technology will continue to improve its efficiency.

     The Company has integrated its sales, accounting, inventory and distribution systems. Utilizing the Company's proprietary information system, orders are sent to the Company's distribution center for processing immediately after they are received from a customer after credit approval. All products received in the Company's distribution center have a UPC code, manufacturer bar code or supplier bar code, or are issued an Insight bar code. The Company's proprietary superscan process checks orders to ensure accurate fulfillment prior to shipping and tracks the reduction in inventory. Currently, the

Company has implemented a re-ordering system that calculates lead times and, in some instances, automatically re-orders from certain suppliers. The Company has developed a sophisticated re-ordering system that accepts price quotes from several competing suppliers and automatically re-orders from the supplier with the most competitive price. The Company has integrated its order processing, labeling and tracking systems with Federal Express to ensure overnight delivery to the correct location. Additionally, the Company has implemented an on-line, real time credit card address verification and approval system through a third-party provider with Visa(R), MasterCard(R), American Express(R) and Discover(R) to instantaneously match the address provided by the customer with the specific credit card billing address and obtain transaction approval.

     The Company's telephone system can automatically route calls, depending on their originating data, to specific sales groups or the best-selling account executives. The telephone system also uses menu systems that permit the customers to route themselves to the appropriate service or sales area, or to their assigned account executives.


PURCHASING AND DISTRIBUTION

     Purchasing/Inventory Management. During fiscal 1997, the Company purchased products from approximately 400 suppliers. Approximately 50% (based on dollar volume) of these purchases were directly from manufacturers, with the balance from distributors. Purchases from Merisel, Inc., a distributor and the Company's largest supplier, accounted for approximately 17% of the Company's product purchases in fiscal 1997. The top five suppliers as a group (Merisel, Ingram Micro D, Inc. (a distributor), Toshiba America Information Systems, Inc., Seagate Technology, Inc. and Western Digital Corporation) accounted for approximately 56% of the Company's product purchases during fiscal 1997.

     The Company believes it has excellent relationships with its suppliers, which have resulted in favorable return and price protection policies, as well as promotional and marketing allowances. Although brand names and individual products are important to the Company's business, the Company believes that competitive sources of supply are available in substantially all of its product categories and therefore it is not dependent on any single supplier.

     Inventory Management. "Just-in-time" inventory management is utilized by the Company as a way of reducing inventory costs. The Company's order fulfillment and inventory controls allow the Company to forecast and order products just-in-time for shipping. The Company promotes the use of electronic data interchange with its suppliers, which helps to reduce overhead and the use of paper in the ordering process. Additionally, some distributors will "direct ship" products directly to the customer, which reduces physical handling by the Company. Such direct shipments are not apparent to the customer. These inventory management techniques have allowed the Company to offer a greater range of products without increased inventory requirements, and to maintain inventory turns of 21 times a year for each of the past four fiscal years.

     The industry in which the Company operates is characterized by rapid technological change and the frequent introduction of new products and product enhancement, and, while the Company attempts to anticipate and react to new product introductions and to mitigate its exposure to losses from inventory obsolescence, there can be no assurance that such efforts will be successful or that unexpected new product introductions will not have a material adverse effect on the demand for the Company's inventory.

     Distribution Center. Activities performed in the Company's approximately 122,000-square feet of distribution space in Tempe, Arizona, include receipt and shipping of inventory, configuration of computer systems, processing of returned products, a "will call" facility where Arizona customers can pick up orders and a retail outlet where heavily discounted used or end of life products are offered for sale. Orders are transmitted electronically from the account executive to the distribution center after credit approval, where a packing slip is printed automatically for order fulfillment. All inventory items are bar coded and placed in designated bin locations that are marked with both readable and bar coded identifiers. Product movement is computer directed and radio frequency scanned for verification. Radio frequency technology also is used to perform daily inventory cycle counts to ensure inventory accuracy. A proprietary superscan process also is used to ensure accurate order fulfillment. The Company has a separate building where all return product and technical services are performed.

OUTSOURCING

     The Company seeks to leverage its core competencies in direct marketing by providing turnkey direct marketing services to leading manufacturers. The Company believes that outsourcing provides the manufacturers the ability to reduce operational overhead, stimulate demand for their products through other marketing channels, increase sales and enhance customer satisfaction.

     The Company currently provides direct marketing services to certain manufacturers. These services generally include publishing and circulating catalogs, placing advertisements under the manufacturer's name, providing account executives dedicated solely to the manufacturer's product line and fulfilling and/or shipping orders. The account executives interface with customers as representatives of the applicable manufacturers. In most cases, the Company is responsible for the granting of credit and for the collection of accounts generated by these product sales, but the manufacturer typically retains responsibility for warranty, service and technical support of its products. During fiscal years 1997 and 1996, the Company also provided outsourcing services to Air Taser, a manufacturer of non-lethal self defense products. The arrangement with Air Taser is the Company's only outsourcing arrangement involving a non-computer-related product. While the Company's predominant market focus will remain on computer-related products, the Company intends to evaluate opportunities to leverage its sales, marketing and distribution capabilities in areas involving selected non-computer products from time to time.

     Fiscal 1997 was a transitional year in the outsourcing area. New programs were added and some existing programs were phased out. The Company believes that the new programs in place at the end of fiscal 1997 have greater sales and net earnings potential than the programs that they replaced. However, new programs can take a period of time to reach profitability and their full potential. Additionally, some of the new programs may be more seasonal in nature, as their target customer can have cyclical buying patterns.

COMPETITION

     The computer and related products industry is highly competitive. The Company expects competition to increase as retailers and direct marketers who have not traditionally sold computer and related products enter the industry and if the industry's rate of growth in the United States slows. The Company competes with a large number and wide variety of marketers and resellers of computers and related products, including traditional computer and related products retailers, computer superstores, consumer electronics and office supply superstores, mass merchandisers and national direct marketers (including value-added resellers and specialty retailers, aggregators, distributors, franchisers, manufacturers and national computer retailers which have commenced their own direct marketing operations).

     Certain of the Company's competitors have longer operating histories and greater financial, technical, marketing and other resources than the Company. In addition, many of these competitors offer a wider range of products and services than the Company, and may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many current and potential competitors also have greater name recognition and more extensive promotional activities, offer more attractive terms to customers and adopt more aggressive pricing policies than the Company. There can be no assurance that the Company will be able to compete effectively with current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, results of operations and financial condition.

SALES OR USE TAX

     The Company presently collects sales tax only on sales of products shipped to customers in the State of Arizona. Sales to customers located within the State of Arizona were approximately 12% of the Company's net sales during fiscal 1997. Various states have sought to impose on direct marketers the burden of collecting state sales taxes on the sales of products shipped to that state's residents. The United States Supreme Court affirmed its position that it is unconstitutional for a state to impose sales or use tax collection obligations on an out-of-state mail order company whose only contacts with the state are the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier. If the Supreme Court changes its position or if legislation is passed to overturn the United States Supreme Court's decision, the imposition of a sales or use tax collection obligation on the Company in states to which it ships products would result in additional administrative expenses to the Company, could result in price increases to the customer or otherwise have a material adverse effect on the Company. From time to time, legislation to overturn this decision of the Supreme Court has been introduced, although to date, no such legislation has been passed.

PATENTS, TRADEMARKS AND LICENSES

     The Company does not maintain a traditional research and development group, but works closely with computer product manufacturers and other technology developers to stay abreast of the latest developments in computer technology. Where necessary, the Company has obtained licenses for certain technology. The Company conducts its business under the trademark and service mark "Insight" and its related logo. The Company intends to use and protect these and its other marks, as it deems necessary. The Company believes its trademarks and service marks have significant value and are an important factor in the marketing of its products.

PERSONNEL AND TRAINING

     As of June 30, 1997, the Company employed 907 persons, 268 were in management support services and administration; 510 were account executives; 30 were in technical support and customer service; and 99 were in warehouse/distribution. The Company's employees are not represented by any labor union, and the Company has experienced no work stoppages. The Company believes its employee relations are good.

     Insight has invested in its employees' future and the Company's future, through Insight University, an ongoing program of internal and external training. The training programs include: a sales training program, a new hire training program, LEAD, TEAM, and management development. Insight's Sales Training Program is dedicated to ensuring quality sales and customer services. Classes offered target sales management, account executives, customer service, customer engineers and technical support by providing new skills through the entire sales process. The Company's sales training program encompasses a two-week extensive product, system, and procedural training program. Insight has contracted with Learning International, Inc., a training company, to assist in focusing training in the areas of account penetration and development. LEAD (Leadership Enhancement and Development) is a weekly one-hour informational/training session for supervisors and managers designed to improve management skills and enhance communication throughout the Company. TEAM (Train Everyone to Achieve More) provides every account executive with weekly product, industry, and operational training. Management Development training is a new focus for Insight and provides each manager with individual development plans through classes relevant to his/her needs.

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

ITEM 2. PROPERTIES

     In July 1995, the Company acquired approximately 17 acres of vacant land in Tempe, Arizona. The Company started construction in the third quarter of fiscal 1996, and consolidated its sales and administrative functions into a 103,000 square foot facility on this land during fiscal 1997 to better support the Company expanding operations. The Company also leases approximately 157,000 square feet in 5 facilities in Tempe, Arizona which houses its distribution, warehouse and outsourcing activities. The leases for approximately 66% of such space expire in fiscal 1998 and the remaining 34% expire in 1999. The Company may require more space in the future. The amount and timing of future space needs will depend upon the extent of the Company's growth. The Company believes that suitable facilities will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

     The Company currently is not a party to any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     MARKET INFORMATION

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "NSIT." The bid price information included herein is derived from the Nasdaq Monthly Statistical Report, represents quotations by dealers, may not reflect applicable markups, markdowns or commissions, and does not necessarily represent actual transactions.

                                                                    COMMON STOCK
                                                               ----------------------
                                                               HIGH BID       LOW BID
                                                               --------       -------
Fiscal Year 1996
  First Quarter.........................................        $17           $10 9/16
  Second Quarter........................................         15 1/3         6 2/3
  Third Quarter.........................................         10 1/3         7 3/4
  Fourth Quarter........................................         18             9 9/16
Fiscal Year 1997
  First Quarter.........................................         25            12 13/16
  Second Quarter........................................         26 1/2        18 1/3
  Third Quarter.........................................         24 1/3        16 1/2
  Fourth Quarter........................................         20 1/3        15 1/2

     As of August 29, 1997, there were 10,261,721 shares outstanding of the Common Stock of the Company held by approximately 60 stockholders of record. The Company estimates that there are approximately 2,000 beneficial holders of the Company's Common Stock.

     Dividends. The Company has never paid a cash dividend on its Common Stock and the Company's credit facility includes restrictions on the payment of cash dividends. The Board of Directors currently anticipates that all of the Company's earnings will be retained for use in its business and does not intend to pay any cash dividends in the foreseeable future.

     On August 13, 1997, the Company's Board of Directors approved a 3-for-2 stock split effected in the form of a stock dividend and payable on September 17, 1997 to the stockholders of record at the close of business on August 27, 1997. All share amounts, share prices and net earnings per share in this Annual Report on Form 10-K have been retroactively adjusted to reflect this 3-for-2 stock split.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

     The following selected consolidated financial and operating data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. The selected consolidated financial data presented below under the captions "Consolidated Statements of Earnings Data" and "Consolidated Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended June 30, 1997 are derived from the consolidated financial statements of the Company, which consolidated financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The consolidated financial statements as of June 30, 1997 and 1996, and for each of the years in the three-year period ended June 30, 1997 and the report thereon, are included elsewhere herein.

                                                                             YEARS ENDED JUNE 30,
                                                 ------------------------------------------------------------------------------
                                                     1997             1996            1995              1994            1993
                                                 ------------    ------------     ------------     ------------     ------------
                                                            (in thousands, except per share data and share amounts)
CONSOLIDATED STATEMENTS OF EARNINGS DATA:
Net sales ...................................    $    485,394    $    342,813     $    244,953     $    170,400     $    142,951
Cost of goods sold ..........................         421,731         294,292          207,104          144,186          118,194
                                                 ------------    ------------     ------------     ------------     ------------
Gross profit ................................          63,663          48,521           37,849           26,214           24,757
Selling, general and administrative expenses           47,814          38,917           31,848           23,742           22,831
                                                 ------------    ------------     ------------     ------------     ------------
Earnings from operations ....................          15,849           9,604            6,001            2,472            1,926
Non-operating income (expense), net .........             585            (136)            (663)            (409)            (355)
                                                 ------------    ------------     ------------     ------------     ------------
Earnings before income taxes ................          16,434           9,468            5,338            2,063            1,571
Income tax expense ..........................           6,568           3,748            2,114              561              365
                                                 ------------    ------------     ------------     ------------     ------------
Net earnings ................................    $      9,866    $      5,720     $      3,224     $      1,502     $      1,206
                                                 ============    ============     ============     ============     ============
Net earnings per share (1) (2) ..............    $       0.99    $       0.72     $       0.59     $       0.41
                                                 ============    ============     ============     ============
Shares used in per share calculations (1) (2)       9,958,230       7,934,418        5,566,640        4,637,252
                                                 ============    ============     ============     ============

SELECTED OPERATING DATA:
"Insight" catalogs distributed ..............      12,829,000      12,880,000        5,740,000        2,667,000          657,000
Account executives (end of period) ..........             510             321              239              143              114
Orders filled ...............................         609,000         518,000          406,000          261,000          197,000
Average order size ..........................    $        792    $        656     $        598     $        644     $        724
Inventory turnover (3) ......................             21x             21x              21x              21x              17x

                                                                     JUNE 30,
                                             --------------------------------------------------------
                                               1997        1996        1995        1994        1993
                                             --------    --------    --------    --------    --------
                                                                  (in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Working capital .........................    $ 73,841    $ 34,567    $ 21,920    $  1,922    $  1,661
Total assets ............................     122,864      73,618      42,402      27,732      18,242
Short-term debt .........................          --          --          --      10,040       3,006
Long-term debt, excluding current portion          --          --       6,541       1,015         371
Stockholders' equity ....................      91,210      41,785      18,561       3,465       2,910

----------

(1) Net earnings per share and shares used in per share calculation for the years ended June 30, 1994 and 1995 are pro forma and unaudited and (i) for fiscal 1994 and fiscal 1995, reflect the elimination of executive compensation expense in excess of the amounts due under employment contracts with two officers effective as of October 1, 1994 and (ii) for fiscal 1994, reflect the additional income taxes on S corporation earnings assuming an effective tax rate of 39.6%. Certain subsidiaries of the Company were S corporations prior to June 30, 1994 and were not subject to federal and state income taxes. As a result of these adjustments, pro forma net earnings are $1,889,000 and $3,307,000 for the year ended June 30, 1994 and 1995, respectively. Shares used in per share calculation are calculated using the treasury stock method. Earnings per share calculations reflect the reincorporation of the Company as a Delaware corporation and the related share exchange. See Note 14 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

(2) As adjusted to reflect the 3-for-2 stock split effected in the form of a stock dividend and payable on September 17, 1997 to the stockholders of record at the close of business on August 27, 1997. All share amounts, share prices and earnings per share in the Annual Report on Form 10-K have been retroactively adjusted to reflect this 3-for-2 stock split.

(3) Inventory turnover is calculated by dividing cost of goods sold for the period by the average of the beginning and ending inventory for the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Conditions and Results of Operations contains forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology such as "expects," "should," "believes, " or "anticipates" or the negative thereof or comparable terminology, or by discussions of Company goals and strategy. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, set forth under "Factors That May Affect Future Results and Financial Condition."

OVERVIEW

     The Company commenced operations in 1988 as a direct marketer of hard disk drives and other mass storage products. In fiscal 1991, the Company began marketing its own Insight-brand computers and in fiscal 1992 and 1993 added hardware, software and other name brand computers to its product line. Through fiscal 1992, the Company based its marketing practices primarily on advertising in computer magazines and the use of inbound toll-free telemarketing. In fiscal 1993, the Company shifted its marketing strategy to include the publication of proprietary catalogs and the use of outbound account executives focused on the business, education and government markets. During fiscal 1995, the Company began to de-emphasize the sale of Insight-brand computers and discontinued the sale of Insight-brand computers in the second quarter of fiscal 1996. Although the cost savings from this decision have positively impacted earnings from operations, gross margin has been negatively affected. The Company expects gross margins to continue to decline in fiscal 1998 primarily due to industry-wide pricing pressures and to a continued shift in product mix.

     In fiscal 1997, Insight continued to increase its focus on the business, education and government markets, which aggregated approximately 90% of its business in the fourth quarter of fiscal 1997. During fiscal 1996, the Company doubled its catalog circulation to generate leads and aggressively tested new lists. In fiscal 1997, the Company did not increase its catalog circulation because the Company used information generated from prior year tests, targeted mailings to its best prospective customers and increased its focus on penetrating existing accounts. To that end, the Company has recently hired a number of senior sales managers and account executives, and plans to continue to actively increase its account executive base by approximately 50, per quarter, during fiscal 1998.

     In order to leverage its infrastructure, the Company, in fiscal 1992, began outsourcing direct marketing services to third parties. Under most of the Company's outsourcing arrangements, the Company takes title to inventories of products and assumes the risk of collection of accounts receivable in addition to its sales functions. Revenues derived from the sales of such products are included in the Company's net sales. Certain other outsourcing arrangements are primarily service-based, and the Company generally derives net sales from these types of arrangements based on a percentage of the revenue generated from products sold. Accordingly, the rate of the Company's net sales growth in future periods may be affected by the mix of outsourcing arrangements which are in place from time to time. Additionally, some of the programs maybe more seasonal in nature, as their target customer can have cyclical buying patterns. Outsourcing represented 6.9% and 9.8% of the Company's sales in fiscal 1997 and fiscal 1996, respectively.

     Generally, pricing in the computer and related products industry is very aggressive. The Company expects pricing pressures to continue and that it will be required to reduce its prices to remain competitive. Such a reduction could have a material adverse effect on the Company's financial condition and results of operations.

                              RESULTS OF OPERATIONS

The following table sets forth for the fiscal periods indicated certain financial data as a percentage of net sales:

                                           YEARS ENDED JUNE 30,
                                       -----------------------------
                                        1997       1996        1995
                                       ------     ------      ------
Net sales .........................     100.0%     100.0%      100.0%
Costs of goods sold ...............      86.9       85.8        84.6
                                       ------     ------      ------
Gross profit ......................      13.1       14.2        15.4
Selling, general and administrative
     expenses .....................       9.8       11.4        13.0
                                       ------     ------      ------
Earnings from operations ..........       3.3        2.8         2.4
Non-operating income (expense), net       0.1       (0.0)       (0.3)
                                       ------     ------      ------
Earnings before income taxes ......       3.4        2.8         2.1
Income tax expense ................       1.4        1.1         0.8
                                       ------     ------      ------
Net earnings ......................       2.0%       1.7%        1.3%
                                       ======     ======      ======

FISCAL 1997 COMPARED TO FISCAL 1996

     Net Sales. Net sales increased $142.6 million, or 41.6%, to $485.4 million in fiscal 1997 from $342.8 million in fiscal 1996. Sales derived from direct marketing increased $142.5 million, or 46.1%, to $451.8 million in fiscal 1997 from $309.3 million in fiscal 1996. This increase resulted primarily from deeper account penetration, a greater percentage of business customers, increased emphasis on outbound telemarketing, increased account executive productivity, more effective sales management, and an increase in the Company's customer base and average order size. A significant factor in the average order size increase was an increase in sales of notebook and desktop computers. Sales derived from outsourcing arrangements remained relatively unchanged with $33.6 million in fiscal 1997 compared to $33.5 million in fiscal 1996.

     Gross Profit. Gross profit increased $15.1 million, or 31.2%, to $63.7 million in fiscal 1997 from $48.5 million in fiscal 1996. As a percentage of sales, gross margin decreased from 14.2% in fiscal 1996 to 13.1% in fiscal 1997. The gross margin on the Company's direct marketing sales decreased due to a shift in product mix and due to industry pricing pressures but was partially offset by the Company's ability, as a result of its increased volume and financial position, to take advantage of supplier payment discounts, supplier reimbursements, rebates and bulk purchasing opportunities. The Company experienced significant growth in the notebook and desktop computer category which carries a lower gross margin and a significant decline in hard disk drives as a percentage of sales which carries a higher gross margin. The gross margin on the Company's outsourcing business increased as a result of higher gross margin obtained with its revenue-based arrangements. The Company expects gross margin to continue to decline in fiscal 1998 primarily due to industry-wide pricing pressures and a continued shift in product mix.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $8.9 million, or 22.9%, to $47.8 million in fiscal 1997 from $38.9 million in fiscal 1996, but decreased as a percent of sales to 9.8% in fiscal 1997 from 11.4% in fiscal 1996. This decline was attributable to increased economies of scale, and the Company's continued shift in its marketing strategy, including the reduction in advertising costs as a percent of sales due to the increase in suppliers reimbursements from manufacturers and a reduction of more expensive advertising in computer publications. These decreases were partially offset by additional costs associated with an increase in the number of account executives and losses experienced in the initial months of new outsourcing contracts.

     Non-Operating Income (Expense), Net. Non-operating income (expense), net, which consists primarily of interest, changed from $136,000 of interest expense, net in fiscal 1996 to $585,000 of interest income, net in fiscal 1997. Interest expense primarily relates to borrowings under the Company's line of credit which have been necessary to finance the Company's growth. Interest expense has decreased as a result of the use of the net proceeds from Insight's public offerings in November 1995 and November 1996. Additionally, the interest expense associated with the Company's new sales and administrative facility was capitalized up to the date of occupancy. Interest income is generated by the Company through short term investments, some of which are investment grade tax advantaged bonds.

     Income Tax Expense. The Company's effective tax rate was 40.0% and 39.6% for the fiscal year 1997 and 1996, respectively. The increase in the effective tax rate reflects an increase in the Company's marginal tax rate, which was partially offset by investments made in tax advantaged bonds.

FISCAL 1996 COMPARED TO FISCAL 1995

     Net Sales. Net sales increased $97.9 million, or 40.0%, to $342.8 million in fiscal 1996 from $244.9 million in fiscal 1995. Sales derived from direct marketing increased $94.3 million, or 43.9%, to $309.3 million in fiscal 1996 from $215.0 million in fiscal 1995. This increase resulted primarily from an increase in the number of account executives from 239 to 321, increased emphasis on outbound telemarketing, a more than doubling in "Insight" catalog circulation from 5,740,000 to 12,880,000, and an increase in the Company's customer base and average order size. A significant factor in the average order size increase was an increase in sales of notebook computers. Sales derived from outsourcing arrangements increased $3.6 million, or 12.0%, to $33.5 million in fiscal 1996 from $29.9 million in fiscal 1995. The increase in outsourcing sales resulted from increased sales from existing outsourcing arrangements and the addition of new outsourcing contracts with manufacturers and retailers, offset in part by a de-emphasis of sales to third-party marketers and the termination of outsourcing services provided to Ambra, a subsidiary of IBM(R).

     Gross Profit. Gross profit increased $10.7 million, or 28.2%, to $48.5 million in fiscal 1996 from $37.8 million in fiscal 1995. As a percentage of sales, gross margin decreased from 15.4% in fiscal 1995 to 14.2% in fiscal 1996. The gross margin on the Company's direct marketing sales decreased due to industry pricing pressures but was partially offset by the Company's ability, as a result of its increased volume and financial position, to take advantage of vendor discounts, rebates and bulk purchasing opportunities. In addition, the Company's decision to eliminate its private label computer line and instead emphasize name brand computers has had a negative impact on the gross margin, although the cost savings from this decision has positively affected operating margins. Sales of Insight-brand computers accounted for 21% of sales in fiscal 1995 but only 3% of sales in fiscal 1996. Additionally, the Company experienced significant growth in the notebook category which carries a lower gross margin. The gross margin on the Company's outsourcing business also declined primarily as a result of the loss of the Company's outsourcing business with Ambra, which had a higher gross margin than other outsourcing arrangements.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $7.1 million, or 22.3%, to $38.9 million in fiscal 1996 from $31.8 million in fiscal 1995, but decreased as a percent of sales to 11.4% in fiscal 1996 from 13.0% in fiscal 1995. This decline was attributable to increased economies of scale, a $137,500 reduction in compensation expense and the Company's continued shift in its marketing strategy, including the reduction in advertising costs as a percent of sales due to the increase in cooperative marketing reimbursements from manufacturers and a reduction of more expensive advertising in computer publications. These decreases were partially offset by additional costs associated with an increase in catalog circulation, the number of account executives and losses experienced in the initial months of new outsourcing contracts.

     During the fourth quarter of fiscal 1995, the Company adopted the American Institute of Certified Public Accountants Statement of Position 93-7, "Reporting on Advertising Costs" (SOP 93-7), that requires the capitalization and amortization of direct response advertising costs over their expected revenue stream (generally three months). This adjustment resulted in deferrals of advertising costs of $143,000 and $214,000 in fiscal 1996 and fiscal 1995, respectively.

     Non-Operating Income (Expense), net. Non-operating income (expense), net, which consists primarily of interest expense, decreased from $633,000 in fiscal 1995 to $136,000 in fiscal 1996. Interest expense primarily relates to borrowings under the Company's line of credit which have been necessary to finance the Company's growth. Interest expense has decreased because of Insight's initial and second public offerings in January 1995 and November 1995 and a more favorable interest rate available to the Company under its new credit facility entered in June 1995. Additionally, the interest expense associated with the Company's new facility has been capitalized.

     Income Tax Expense. The Company's effective tax rate was 39.6% in each of fiscal 1996 and 1995.

SEASONALITY AND QUARTERLY RESULTS

     The Company has historically experienced seasonal fluctuations in its net sales, earnings from operations and net earnings. As the Company has increased its percentage of sales from business, education and government markets, the Company's quarterly net sales, earnings from operations and net earnings have been less impacted by seasonality. The Company's net sales growth rate and earnings from operations and net earnings as or percentage of net sales could be affected by the mix of outsourcing arrangements which are in place from time to time, Additionally, some of the outsourcing programs can be seasonal in nature, as their target customers can have cyclical buying patterns. The following table sets forth certain quarterly information for the Company's two most recent fiscal years:

                                                                              QUARTERS ENDED
                                       ---------------------------------------------------------------------------------------------
                                       JUNE 30,    MAR. 31,    DEC. 31,    SEPT. 30,   JUNE 30,     MAR 31,    DEC. 31,    SEPT. 30,
                                         1997        1997        1996        1996        1996        1996        1995        1995
                                       --------    --------    --------    ---------   --------    --------    --------    ---------
                                                                  (in thousands, except per share data)
Net sales .........................    $139,255    $130,825    $112,931    $102,383    $100,950    $ 94,655    $ 76,431    $ 70,777
Costs of goods sold ...............     121,285     114,103      97,909      88,434      86,934      81,224      65,395      60,739
                                       --------    --------    --------    --------    --------    --------    --------    --------
  Gross profit ....................      17,970      16,722      15,022      13,949      14,016      13,431      11,036      10,038
Selling, general and administrative
 expenses .........................      13,073      12,340      11,482      10,919      11,078      10,758       8,942       8,139
                                       --------    --------    --------    --------    --------    --------    --------    --------
Earnings from operations ..........       4,897       4,382       3,540       3,030       2,938       2,673       2,094       1,899
Non-operating income (expense), net         133         122         285          45          22         (24)        (55)        (79)
                                       --------    --------    --------    --------    --------    --------    --------    --------
Earnings before income taxes ......       5,030       4,504       3,825       3,075       2,960       2,649       2,039       1,820
Income tax expense ................       2,079       1,758       1,514       1,217       1,170       1,050         807         721
                                       --------    --------    --------    --------    --------    --------    --------    --------
Net earnings ......................    $  2,951    $  2,746    $  2,311    $  1,858    $  1,790    $  1,599    $  1,232    $  1,099
                                       ========    ========    ========    ========    ========    ========    ========    ========
Net earnings per share ............    $   0.28    $   0.26    $   0.23    $   0.21    $   0.21    $   0.19    $   0.16    $   0.16
                                       ========    ========    ========    ========    ========    ========    ========    ========

LIQUIDITY AND CAPITAL RESOURCES

     In November 1995 and November 1996, the Company completed public offerings of common stock. The Company received $16.6 million and $37.4 million, respectively, net of underwriting discounts, commissions and offering expenses. The Company used a substantial portion of the net proceeds to repay amounts outstanding under the line of credit and for general corporate purposes, including working capital, capital expenditures and facilities expansion. The balance of the net proceeds are for general corporate purposes and potential acquisitions of businesses to expand or complement its operations.

     The Company's primary capital needs have been to fund the working capital requirements and capital expenditures necessitated by its sales growth. Capital expenditures for fiscal 1997 and 1996 were $12.3 million and $4.9 million, respectively, primarily for the purchase of 17 acres of vacant land in Tempe, Arizona during the second quarter of fiscal 1996, and for the construction of a sales and administration building on that site in fiscal 1997. The Company incurred approximately $12.5 million in capital expenditures related to the acquiring of the land and constructing and equipping the facility.

     Cash flows from operations generally have been negative due primarily to increases in accounts receivable and inventories necessitated by the sales growth of the Company and the continued shift from sales to the home market to sales in the business, education and government markets. Accounts receivable have increased primarily due to an increase in open account purchases by commercial customers due to the Company's continued efforts to increase its sales to end users in the business, education and government markets as well as the overall Company sales increase. The Company's net cash used in operating activities was $22.9 million for fiscal 1997 as compared to $7.7 million used in operating activities for fiscal 1996. The negative cash flow in the current year is primarily due to a $30.6 million increase in accounts receivable and a $9.4 million increase in inventories. These increases were primarily funded with the proceeds from the public offering of common stock in November, 1996 of $37.4 million and operating earnings.

     As of June 30, 1997, the Company had no outstanding balance under its line of credit. As of June 30, 1997, $21.3 million was available under the line of credit. In August 1997, the Company replaced its credit facility with a new $70 million credit facility with a finance company. The agreement provides for cash advances outstanding at any one time up to a maximum of $70 million on the line of credit, subject to limitations based upon the Company's eligible accounts receivable and inventories. Cash advances bear interest at LIBOR plus 1.40%. The new credit facility can be used to facilitate the purchases of inventories from certain suppliers and that portion will be classified on the balance sheet as accounts payable. The credit facility expires in August 2000. The line is secured by substantially all of the assets of the Company. The line of credit contains various covenants including the requirement that the Company maintain a specified dollar amount of tangible net worth and restrictions on the payment of cash dividends.

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

NEW ACCOUNTING STANDARD

     Statement of Financial Accounting Standards No. 123 -- "Accounting for Stock-Based Compensation" ("SFAS 123") allows companies to elect to account for stock-based compensation plans using a method based upon fair value or continuing to measure compensation expense for those plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 -- "Accounting for Stock Issued to Employees" ("APB 25"). Companies electing to continue using the intrinsic value method must make pro forma disclosures in fiscal 1997 of net earnings and earnings per share as if the fair value based method had been applied. The Company will continue using the method prescribed by APB 25; therefore, SFAS 123 will not have an impact on the Company's results of operations or financial position.

ACCOUNTING STANDARDS NOT YET ADOPTED BY THE COMPANY

     The Financial Accounting Standards Board ("FASB") has issued several new pronouncements that are not yet adopted by the Company.

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly-held common stock. This statement will be effective for the Company for the fiscal year ending June 30, 1998; earlier application is not permitted. This new accounting standard will require presentation of basic earnings per share and diluted earnings per share.

     In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure", to consolidate existing disclosure requirements. This new standard contains no change in disclosure requirements for the Company. It will be effective for the Company for the fiscal year ending June 30, 1998.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," to establish standards for reporting and display of comprehensive income (all changes in equity during a period except those resulting from investments by and distributions to owners) and its components in financial statements. This new standard, which will be effective for the Company for the fiscal year ending June 30, 1999, is not currently anticipated to have a significant impact on the Company's consolidated financial statements based on the current financial structure and operations of the Company.

     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," to establish standards for reporting information about operating segments in annual financial statements, selected information about operating segments in interim financial reports and disclosures about products and services, geographic areas and major customers. This new standard, which will be effective for the Company for the fiscal year ending June 30, 1999, may require the Company to report financial information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments, which may result in more detailed information in the notes to the Company's consolidated financial statements than is currently required and provided.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

     The Company's future results and financial condition are dependent on the Company's ability to continue to successfully market, sell, and distribute computers, hardware and software. Inherent in this process are a number of factors that the Company must successfully manage in order to achieve favorable operating results and financial condition. Potential risks and uncertainties that could affect the Company's future operating results and financial condition include, without limitation, the factors discussed below.

     Fluctuations in Operating Results. The Company's results of operations have varied from quarter to quarter and will continue to do so in the future. The Company's results of operations are influenced by a variety of factors, including general economic conditions, the condition of the computer and related products industry, shifts in demand for or availability of computer and related products and industry announcements of new products or upgrades. Sales can be dependent on specific product categories and any change in demand for or supply of such products could have a material adverse effect on the rate of growth of the Company's sales. The Company's operating results are also highly dependent upon its level of gross profit as a percentage of net sales which fluctuates due to numerous factors including opportunities to increase market share, the availability of opportunistic purchases, changes in prices from suppliers, reductions in the amount of supplier reimbursements that are made available, general competitive conditions, and the relative mix of products sold during the period. The Company expects gross margins to continue to decline in fiscal 1998 primarily due to industry-wide pricing pressures and a continued shift in product mix.

     Highly Competitive Industry. The computer and related products industry is highly competitive. The Company expects competition to increase as retailers and direct marketers who have not traditionally sold computers and related products enter the industry and if the industry's rate of growth in the United States slows. The Company competes with a large number and wide variety of marketers and resellers of computers and related products, including traditional computer and related products retailers, computer superstores, consumer electronics and office supply superstores, mass merchandisers and national direct marketers (including value-added resellers and specialty retailers, aggregators, distributors, franchisers, manufacturers and national computer retailers some of which have commenced their own direct marketing operations). Certain of the Company's competitors have longer operating histories and greater financial, technical, marketing and other resources than the Company. In addition, many of these competitors offer a wider range of products and services than the Company, and may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many current and potential competitors also have greater name recognition, more extensive promotional activities and adopt more aggressive pricing policies than the Company. There can be no assurance that the Company will be able to compete effectively with current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, results of operations and financial condition.

     The computer and related products industry is undergoing significant change. The Company believes that consumers have become more accepting of large-volume, cost-effective channels of distribution such as computer superstores, consumer electronic and office supply superstores, national direct marketers and mass merchandisers. Computer superstores and direct marketers that compete with the Company have significantly increased their market share and certain traditional computer and related products resellers and direct marketers are combining operations or acquiring or merging with other resellers and direct marketers to increase efficiency. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products and services. Accordingly, it is possible that new competitors or alliances among competitors may emerge and acquire significant market share. Generally, pricing is very aggressive in the industry and the Company expects pricing pressures to continue. There can be no assurance that the Company will be able to offset the effects of price reductions with an increase in the number of customers, higher sales, cost reductions or otherwise. Such pricing pressures could result in an erosion of the Company's market share, reduced sales and reduced operating margins, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. The Company expects gross margins to continue to decline in fiscal 1998 primarily due to industry-wide pricing pressures and a continued shift in product mix.

     Managing Rapid Growth; No Assurance of Additional Financing. Since its inception, the Company has experienced substantial changes in and expansion of its business and operations. The Company's past expansion has placed, and any future expansion would place, significant demands on the Company's administrative, operational, financial and other resources. The Company's operating expenses and staffing levels have increased and are expected to increase substantially in the future. In particular, the Company has hired a significant number of additional personnel, including several senior sales managers, account executives and other persons with experience in both the computer and direct marketing industries, and there can be no assurance that such persons will perform to the Company's expectations. Competition for such personnel is intense, and there can be no assurance that the Company will be able to continue to attract, assimilate and retain additional highly qualified persons in the future. In addition, the Company expects that any future expansion will continue to challenge the Company's ability to hire, train, motivate and manage its employees. The Company also expects over time to expend considerable resources to expand its management system, to implement a variety of new systems and procedures and to expand its new sales and administrative facility. If the Company's sales do not increase in proportion to its operating expenses, the Company's management systems do not expand to meet increasing demands, the Company fails to attract, assimilate and retain qualified personnel, or otherwise fails to manage its expansion effectively, there would be a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will achieve its growth strategy.

     Historically, cash flow from operations has been insufficient to finance the Company's growth and the Company has relied upon a line of credit, loans from stockholders and proceeds from its public offerings to finance working capital requirements. There can be no assurance that the Company's operations will generate sufficient cash flow or that adequate financing will be available to finance continued growth.

     Reliance on Supplier; Allocation of Goods. The Company acquires products for resale both directly from manufacturers and indirectly through distributors. Purchases from Merisel, a distributor of computers and related products, accounted for approximately 17% of the Company's aggregate purchases for fiscal 1997. No other supplier accounted for more than 14% of purchases in fiscal 1996. However, the top five suppliers as a group accounted for approximately 56% of the Company's product purchases during this period. The loss of Merisel or any other supplier could cause a short-term disruption in the availability of products. Certain of the products offered by the Company are subject to manufacturer allocation which limits the number of units of such products available to resellers, including the Company. The inability of the Company to obtain a sufficient quantity of products, in particular, high demand products such as notebooks, or an allocation of products from a manufacturer in a way which favors one of the Company's competitors relative to the Company, could cause the Company to be unable to fill customers' orders in a timely manner, or at all, which could have a material adverse effect on the Company's business, results of operations and financial condition. Certain suppliers provide the Company with substantial incentives in the form of payment discounts, supplier reimbursements, price protections and rebates. Supplier funds are used to offset, among other things, cost of goods sold, marketing costs, and other operating expenses. The Company competes with other market competitors for these funds. No assurance can be given that the Company will continue to receive such incentives or that it will be able to collect outstanding amounts relating to these incentives in a timely manner or at all. A reduction in or discontinuance of, a significant delay in receiving or the inability to collect such incentives could have a material adverse effect on the Company's business, results of operations and financial condition.

     Rapid Changes in Product Standards and Risk of Inventory Obsolescence. The computer and related products industry is characterized by rapid technological change and the frequent introduction of new products and product enhancements which can decrease demand for current products or render them obsolete. In addition, in order to satisfy customer demand and to obtain greater purchasing discounts, the Company expects to carry increased inventory levels of certain products in the future. The Company can have limited or no return privileges with respect to certain of its products. There can be no assurance that the Company will be able to avoid losses related to inventory obsolescence.

     Business Interruption; Reliance on Management Information Systems. The Company believes that its success to date has been, and future results of operations will be, dependent in large part upon its ability to provide prompt and efficient service to customers. In addition, the Company's success is largely dependent on the accuracy, quality and utilization of the information generated by its management information systems, which affect its ability to manage its sales, accounting, inventory and distribution systems. Although the Company has redundant systems, with full data backup, a substantial interruption in these systems or in the Company's telephone communication systems would have a material adverse effect on the Company's business, results of operations and financial condition.

     Changing Methods of Distribution. The manner in which computers and related products are distributed and sold is changing, and new methods of distribution and sale, such as on-line shopping services via the internet have emerged. Hardware and software manufacturers have sold, and may intensify their efforts to sell, their products directly to end-users. From time to time, certain manufacturers have instituted programs for the direct sales of large order quantities of hardware and software to certain major corporate accounts. These types of programs may continue to be developed and used by various manufacturers. In addition, manufacturers may attempt to increase the volume of software products distributed electronically to end-users. An increase in the volume of products sold through or used by consumers of any of these competitive programs or distributed electronically to end-users could have a material adverse effect on the Company's business, results of operations and financial condition.

     State Sales or Use Tax Collection. The Company presently collects sales tax only on sales of products to shipped to customers in the State of Arizona. Sales to customers located within the State of Arizona were approximately 12% of the Company's net sales during fiscal 1997. Various states have sought to impose on direct marketers the burden of collecting state sales taxes on the sales of products shipped to that state's residents. The United States Supreme Court affirmed its position that it is unconstitutional for a state to impose sales or use tax collection obligations on an out-of-state mail order company whose only contacts with the state are the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier. If the Supreme Court changes its position or if legislation is passed to overturn the Supreme Court's decision, the imposition of a sales or use tax collection obligation on the Company in states to which it ships products would result in additional administrative expenses to the Company, could result in price increases to the customer or could otherwise have a material adverse effect on the Company's business, results of operations and financial condition. From time to time, legislation to overturn this decision of the Supreme Court has been introduced, although to date, no such legislation has been passed.

     Risks Associated with Future Acquisitions. The Company may seek to acquire businesses to expand or complement its operations. The magnitude, timing and nature of any future acquisitions will depend on a number of factors, including suitable acquisition candidates, the negotiation of acceptable terms, the Company's financial capabilities, and general economic and business conditions. There is no assurance that the Company will identify acquisition candidates that would result in successful combinations or that any such acquisitions will be consummated on acceptable terms. Any future acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of additional debt and amortization of expenses related to goodwill and intangible assets, all of which could adversely affect the Company's profitability. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of operations of the acquired company, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has had no or only limited direct experience and the potential loss of key employees of the acquired company, all of which in turn, could have a material adverse effect on the Company's business, results of operations and financial condition.

     Risk of Increasing Marketing, Postage and Shipping Costs. The Company mails catalogs through the United States Postal Service, generates sales leads through marketing and ships products to customers by commercial delivery services. Shipping, postage and paper costs are significant expenses in the operation of the Company's business. Historically, the Company has experienced increases in postage and paper costs. There can be no assurance that any such increases can be recouped through an increase in vendor supported advertising rates or that the Company will be able to offset future increased costs. The inability to pass on these increased costs could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company ships primarily through Federal Express(R), and labor disputes or other service interruptions with Federal Express, the U.S. Postal Service or other commercial carriers could have an adverse effect on the Company's operating costs and ability to deliver products on a timely basis.

     Possible Nonrenewal or Cancellation of Outsourcing Arrangements. The Company performs outsourcing services for certain manufacturers pursuant to various arrangements. These parties may cancel such arrangements on relatively short notice or fail to renew them upon expiration. There is no assurance that the Company will be able to replace any manufacturers that terminate or fail to renew their relationships with the Company. The failure to maintain such arrangements or the inability to enter into new ones could have a material adverse effect on the Company's business, results of operations and financial condition.

     Dependence on Key Personnel. The Company's future success will be largely dependent on the efforts of key management personnel, including Eric J. Crown, Chief Executive Officer, Timothy A. Crown, President, and other key employees. The loss of one or more of these key employees could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company believes that its future success will be largely dependent on its continued ability to attract and retain highly qualified management, sales and technical personnel, and there can be no assurance that the Company will be able to attract and retain such personnel. Further, the Company makes a significant investment in the training of its sales account executives. The inability of the Company to retain such personnel or to train them rapidly enough to meet its expanding needs could cause a decrease in the overall quality and efficiency of its sales staff, which could have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is included in this Report beginning at page 23.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements with accountants on accounting and financial disclosure matters during the periods reported herein.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The biographical information relating to the Company's directors included under the captions "Information Concerning Directors, Nominees and Executive Officers," "Meetings of the Board and its Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held October 30, 1997 (the "Proxy Statement") is incorporated herein by reference. The Company anticipates filing the Proxy Statement within 120 days after June 30, 1997. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not being filed as a part hereof.

ITEM 11. EXECUTIVE COMPENSATION

     The information under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the heading "Certain Transactions and Relationships" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Report:

1. Financial Statements

     The consolidated financial statements of Insight Enterprises, Inc. and subsidiaries and the Independent Auditors' Report are filed herein beginning on page 23.

2. Exhibits.

     (a) Exhibits (unless otherwise noted, exhibits are filed herewith)

EXHIBIT NO.                                             DESCRIPTION
-----------                                             -----------
    2   (1) --    Form of Articles of Merger and Certificate of Merger between Insight Enterprises, Inc., an
                  Arizona corporation, and Insight Enterprises, Inc., a Delaware corporation (the "Registrant")
    3.1     --    Amended and Restated Certificate of Incorporation of Registrant
    3.2 (1) --    Bylaws of the Registrant
    4.1 (1) --    Specimen Common Stock Certificate
   10.1 (1) --    Form of Indemnification Agreement (2)
   10.2 (1) --    1994 Stock Option Plan of the Registrant (3)
   10.3 (1) --    Predecessor Stock Option Plan (3)
   10.4 (4) --    1995 Employee Stock Purchase Plan of the Registrant (3)
   10.5 (5) --    Amendment to 1994 Stock Option Plan of the Registrant (3)
   10.6 (6) --    1998 Long-Term Incentive Plan (3)
   11       --    Computation of Net Earnings per Common Share
   21       --    Subsidiaries of the Registrant
   23       --    Consent of KPMG Peat Marwick LLP
   27       --    Financial Data Schedule

         ----------

(1) Incorporated by reference from Company's Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995.

(2) The Company has entered into a separate indemnification agreement with each of its current directors and executive officers that differ only in party names and dates. Pursuant to the instructions accompanying
         Item 601 of Regulation S-K, the Registrant is filing the form of such indemnification agreement.

(3)      Management contract or compensatory plan or arrangement.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

(6) Being submitted for stockholder approval at the Annual Meeting to be held on October 30, 1997.

     (b) No current Reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended June 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                INSIGHT ENTERPRISES, INC.

                                                By  /s/ Eric J. Crown
                                                   -----------------------------
                                                Eric J. Crown
                                                Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       SIGNATURE                             TITLE                                DATE
       ---------                             -----                                ----
 /s/ Eric J. Crown            Chairman of the Board of                     September 17, 1997
-----------------------       Directors and Chief Executive Officer
Eric J. Crown                 (Principal Executive Officer)

 /s/ Timothy A. Crown         Director and President                       September 17, 1997
-----------------------
Timothy A. Crown

 /s/ Stanley Laybourne        Chief Financial Officer,                     September 17, 1997
-----------------------       Secretary, Treasurer and
Stanley Laybourne             Director (Principal Financial and
                              Accounting Officer)

 /s/ Larry A. Gunning         Director                                     September 17, 1997
-----------------------
Larry A. Gunning


 /s/ Robertson C. Jones       Director                                     September 17, 1997
-----------------------
Robertson C. Jones

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----
Independent Auditors' Report...........................................     23
Consolidated Balance Sheets -- June 30, 1997 and  1996.................     24
Consolidated Statements of Earnings - For each of the years in the
  three-year period ended June 30, 1997................................     25
Consolidated Statements of Stockholders' Equity - For each of the years
  in the three-year period ended June 30, 1997.........................     25
Consolidated Statements of Cash Flows - For each of the years in the
  three-year period ended June 30, 1997................................     26
Notes to Consolidated Financial Statements.............................     27

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
Insight Enterprises, Inc.:


   We have audited the accompanying consolidated balance sheets of Insight Enterprises, Inc. and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insight Enterprises, Inc. and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1997 in conformity with generally accepted accounting principles.





                                                    KPMG Peat Marwick LLP

Phoenix, Arizona
August 20, 1997

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                ASSETS                                                          JUNE 30,
                                                                                                            1997        1996
                                                                                                            -----       ----
Current assets:
        Cash and cash equivalents ....................................................................    $  8,582    $ 5,300
        Accounts receivable, net (Notes 2 and 13) .....................................................      68,743    41,798
        Inventories (Note 13) ........................................................................      24,596     16,104
        Prepaid expenses .............................................................................       1,350      1,959
        Deferred income taxes (Note 6) ...............................................................       2,224      1,239
                                                                                                          --------    -------
                   Total current assets ..............................................................     105,495     66,400

Property and equipment, net (Note 3) .................................................................      17,139      6,660
Other assets .........................................................................................         230        558
                                                                                                          --------    -------
                                                                                                          $122,864    $73,618
                                                                                                          ========    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
        Accounts payable .............................................................................    $ 28,630    $29,667
        Accrued expenses .............................................................................       1,798      1,290
        Customer refunds payable .....................................................................         150        291
        Deferred revenue .............................................................................       1,076        585
                                                                                                          --------    -------
                   Total current liabilities .........................................................      31,654     31,833

Commitments and subsequent events (Notes 3, 5 and 15)

Stockholders' equity (Notes 7, 9, 10 and 15):

        Preferred stock, $.01 par value, 3,000,000 and 1,000,000 shares authorized in 1997 and 1996,
          respectively, no shares issued .............................................................          --         --
        Common stock, $.01 par value, 30,000,000 and 10,000,000 shares authorized in 1997 and 1996,
          respectively; 10,159,134 in 1997 and 8,095,131 in 1996 shares issued and outstanding........         102         81
        Additional paid-in capital ...................................................................      68,937     29,399
        Retained earnings ............................................................................      22,171     12,305
                                                                                                          --------    -------
                   Total stockholders' equity ........................................................      91,210     41,785
                                                                                                          --------    -------
                                                                                                          $122,864    $73,618
                                                                                                          ========    =======

          See accompanying notes to consolidated financial statements.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
             (IN THOUSANDS, EXCEPT PER SHARE DATA AND SHARE AMOUNTS)


                                                                                  YEARS ENDED JUNE 30,
                                                                          1997          1996            1995
                                                                          ----          ----            ----
Net sales .........................................................    $  485,394    $   342,813     $   244,953
Costs of goods sold ...............................................       421,731        294,292         207,104
                                                                       ----------    -----------     -----------
         Gross profit .............................................        63,663         48,521          37,849
Selling, general and administrative expenses ......................        47,814         38,917          31,848
                                                                       ----------    -----------     -----------
         Earnings from operations .................................        15,849          9,604           6,001
Non-operating income (expense), net (Note 11) .....................           585           (136)           (663)
                                                                       ----------    -----------     -----------
         Earnings before income taxes .............................        16,434          9,468           5,338
Income tax expense (Note 6) .......................................         6,568          3,748           2,114
                                                                       ----------    -----------     -----------
         Net earnings .............................................    $    9,866    $     5,720     $     3,224
                                                                       ==========    ===========     ===========

Net earnings per share (Notes 14 and 15) ..........................    $     0.99    $      0.72     $      0.59
                                                                       ==========    ===========     ===========

Shares used in net earnings per share calculation (Notes 14 and 15)     9,958,230      7,934,418       5,566,640
                                                                       ==========    ===========     ===========




                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                                            ADDITIONAL                 TOTAL
                                                                                   COMMON    PAID-IN     RETAINED    STOCKHOLDERS'
                                                                                   STOCK     CAPITAL     EARNINGS       EQUITY
                                                                                   -----     -------     --------       ------
Balances at June 30, 1994 ...................................................      $ 30      $    74      $ 3,361      $ 3,465
     Issuance of common stock (Note 7) ......................................        35       11,837           --       11,872
     Net earnings ...........................................................        --           --        3,224        3,224
                                                                                   ----      -------      -------      -------
Balances at June 30, 1995 ...................................................        65       11,911        6,585       18,561
     Issuance of common stock (Note 7) ......................................        16       16,894           --       16,910
     Tax benefit recognized on stock options exercised (Note 9) .............        --          594           --          594
     Net earnings ...........................................................        --           --        5,720        5,720
                                                                                   ----      -------      -------      -------
Balances at June 30, 1996 ...................................................        81       29,399       12,305       41,785
     Issuance of Common Stock (Note 7) ......................................        21       38,425           --       38,446
     Tax benefit recognized on stock options exercised (Note 9) .............        --        1,113           --        1,113
     Net earnings ...........................................................        --           --        9,866        9,866
                                                                                   ----      -------      -------      -------
Balances at June 30, 1997 ...................................................      $102      $68,937      $22,171      $91,210
                                                                                   ====      =======      =======      =======

          See accompanying notes to consolidated financial statements.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                     YEARS ENDED JUNE 30,
                                                                                           1997            1996          1995
                                                                                           ----            ----          ----
Cash flows from operating activities:
    Net earnings ..................................................................      $  9,866       $  5,720       $  3,224
    Adjustments to reconcile net earnings to net cash used in operating activities:
      Depreciation ................................................................         1,760          1,066            766
      Tax benefit from stock options exercised ....................................         1,113            594             --
      Provision for losses on accounts receivable .................................         3,627          1,302          1,262
      Provision for obsolete and slow moving inventories ..........................           930            788            344
      Deferred income taxes .......................................................          (985)          (431)           (69)
      Loss on disposition of property and equipment ...............................            11             --             --
      Change in assets and liabilities:
        Increase in accounts receivable ...........................................       (30,572)       (25,818)        (4,218)
        Increase in inventories ...................................................        (9,422)        (4,515)        (5,794)
        Decrease (increase) in prepaid expenses ...................................           609           (780)          (452)
        Decrease (increase) in other assets .......................................           328           (183)          (209)
        Increase  (decrease) in accounts payable ..................................        (1,037)        14,299          1,920
        Increase in accrued expenses ..............................................           508             44             45
        Increase (decrease) in customer refunds payable ...........................          (141)            24           (169)
        Increase (decrease) in deferred revenue ...................................           491            166           (691)
                                                                                         --------       --------       --------
          Net cash used in operating activities ...................................       (22,914)        (7,724)        (4,041)
                                                                                         --------       --------       --------

Cash flows from investing activities:
    Purchases of property and equipment ...........................................       (12,250)        (4,919)        (1,251)
                                                                                         --------       --------       --------
          Net cash used in investing activities ...................................       (12,250)        (4,919)        (1,251)
                                                                                         --------       --------       --------

Cash flows from financing activities:
    Net repayments on lines of credit .............................................            --         (6,541)          (476)
    Repayment of capital lease obligations ........................................            --             --           (164)
    Repayment of notes payable to stockholders ....................................            --             --           (891)
    Issuance of common stock ......................................................        38,446         16,910         11,872
                                                                                         --------       --------       --------
          Net cash provided by financing activities ...............................        38,446         10,369         10,341
                                                                                         --------       --------       --------

Increase (decrease) in cash and cash equivalents ..................................         3,282         (2,274)         5,049
Cash and cash equivalents at beginning of year ....................................         5,300          7,574          2,525
                                                                                         --------       --------       --------

Cash and cash equivalents at end of year ..........................................      $  8,582       $  5,300       $  7,574
                                                                                         ========       ========       ========

Supplemental disclosures of cash flow information:
    Cash paid during the year for interest ........................................      $     60       $    138       $    680
                                                                                         ========       ========       ========
    Cash paid during the year for income taxes ....................................      $  7,900       $  3,513       $  1,986
                                                                                         ========       ========       ========

          See accompanying notes to consolidated financial statements.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1997, 1996 AND 1995


(1) Operations and Summary of Significant Accounting Policies

Description of Business

     Insight Enterprises, Inc. and subsidiaries (INSIGHT) is a direct marketer of computers, hardware, and software. INSIGHT markets primarily to small and medium-sized enterprises, through a combination of outbound telemarketing, targeted direct mail catalogs and advertising in computer magazine and publications. Additionally, Insight provides direct marketing services to manufacturers seeking to outsource their direct marketing activities. The services provided include marketing, sales and distribution.

Principles of Consolidation and Presentation

     The consolidated financial statements include the accounts of Insight Enterprises, Inc. and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

     On November 7, 1994, the Company was reincorporated as a Delaware corporation and the stockholders of the predecessor company received 4,186,047 shares of common stock for the 15,000 shares of the Company's common stock previously outstanding. All share data has been restated to reflect this exchange as well as a 3-for-2 stock split as described in Note 15.

Cash Equivalents

     INSIGHT considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash and cash equivalents.

Inventories

     Inventories, principally purchased computers, hardware and software, are stated at the lower of weighted average cost or market. Provisions are made currently for obsolete, slow moving and nonsalable inventory.

Property and Equipment

     Property and equipment are stated at cost. Major improvements and betterments are capitalized; maintenance, repairs and minor replacements are expensed as incurred. Depreciation is provided using the straight-line method over the economic lives of the assets ranging from three to twenty-nine years. Leasehold improvements are amortized over the shorter of the underlying lease term or asset life.

Deferred Revenue

     Deferred revenue represents cash received as advance payments for products and deferred revenue on extended warranty and service contracts.

Sales Recognition

     Sales are recognized upon shipment to the customer. Provisions are made currently for estimated product returns expected to occur under INSIGHT's return policy.

Advertising Expense

     INSIGHT adopted SOP 93-7, "Reporting on Advertising Costs", during the fourth quarter of fiscal 1995. In accordance with SOP 93-7, costs of direct-response advertising are capitalized and amortized over the expected revenue stream, generally three months, while other advertising costs are expensed as incurred. All advertising costs are recorded net of related supplier reimbursements. Direct response advertising consists primarily of costs incurred to develop and distribute catalogs and magazine advertisements. Prior to the implementation of SOP 93-7, advertising costs were expensed as incurred, net of supplier reimbursements.

     Advertising costs of $179,000 and $143,000 were deferred and are included in other assets as of June 30, 1997 and 1996, respectively. This policy is supported by the Company's tracking of customer responses to specific advertisements in catalogs and selected personal computer and trade magazines.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1997, 1996 AND 1995


Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

Net Earnings Per Share

     Net earnings per share for the years ended June 30, 1997 and 1996 are calculated using the weighted average number of common stock of 9,402,305 and 7,481,474, respectively and common stock equivalents outstanding of 555,925 and 452,944, respectively, during the periods. The common stock equivalent shares relate to the Company's stock options and warrants and are calculated using the treasury stock method.

Stock-Based Compensation

     In accordance with the provisions of Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees," the Company measures stock-based compensation expense as the excess of the market price at the grant date over the amount the employee must pay for the stock. The Company's policy is to generally grant stock options at fair market value at the date of grant; accordingly, no compensation expense is recognized. As permitted, the Company has elected to adopt the pro forma disclosure provisions only of SFAS No. 123, "Accounting for Stock-Based Compensation." (SFAS No. 123). See Note 9.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Additionally, such estimates and assumptions affect the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

 (2)    Accounts Receivable

        Accounts receivable consists of the following:                                                   JUNE 30,
                                                                                                    1997         1996
                                                                                                    ----         ----
                                                                                                     (IN THOUSANDS)
              Trade accounts.................................................................     $63,954      $37,523
              Merchandise receivable from vendors............................................       7,696        6,749
                                                                                                  -------      -------
                                                                                                   71,650       44,272
              Allowance for doubtful accounts................................................      (2,907)      (2,474)
                                                                                                  -------      -------
              Accounts receivable, net.......................................................     $68,743      $41,798
                                                                                                  =======      =======

     Merchandise receivable from vendors consists of inventories returned to vendors for credit or for replacement product.

(3)     Property and Equipment

    Property and equipment consist of the following:                                                    JUNE 30,
                                                                                                   1997         1996
                                                                                                   ----         ----
                                                                                                     (IN THOUSANDS)
              Building.......................................................................    $ 9,315      $     -
              Land...........................................................................      2,160        2,160
              Equipment......................................................................      4,281        2,973
              Furniture and fixtures.........................................................      5,336        2,067
              Leasehold improvements.........................................................        995        1,220
              Construction in progress.......................................................          -        1,441
                                                                                                 -------      -------
                                                                                                  22,087        9,861
              Accumulated depreciation and amortization......................................     (4,948)      (3,201)
                                                                                                 -------      -------
              Property and equipment, net....................................................    $17,139      $ 6,660
                                                                                                 =======      =======

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1997, 1996 AND 1995


     The Company constructed a new corporate facility to consolidate its sales and administrative functions. The Company incurred approximately $12.5 million in capital expenditures related to acquiring land and constructing and equipping the facility.

(4)     Line of Credit

     INSIGHT had a $30,000,000 credit facility with a finance company. The agreement provided for cash advances outstanding at any one time up to a maximum of $22,500,000 on the line of credit, subject to limitations based upon the Company's eligible accounts receivable and inventories. As of June 30, 1997, $21,297,000 was available under the line of credit. Cash advances bore interest at the London Interbank Offered Rate (LIBOR) plus 1.90% (7.59% at June 30, 1997) payable monthly. The additional $7,500,000 of the credit facility was used to facilitate the purchases of inventories from certain suppliers and was classified on the balance sheet as accounts payable. The credit facility allowed the Company to exceed the $7,500,000 for inventory purchases, if there was availability on the credit line portion. At June 30, 1997 and 1996, the balance of this additional portion of the credit facility was $8,703,000 and $4,239,000 respectively. In August 1997, the Company replaced its existing credit facility with a new $70,000,000 credit facility, as described in Note 15.

(5)     Lease Commitments

     The Company has several non-cancelable operating leases, primarily for office and distribution center space and certain office equipment. Rental expense for operating leases was $1,056,000, $607,000 and $536,000, for the years ended June 30, 1997, 1996 and 1995, respectively.

     Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 1997 are as follows:

                Years ending June 30,:         (in thousands)
                ----------------------         --------------
                         1998                      $  667
                         1999                         391
                         2000                          36
                                                   ------
                                                   $1,094
                                                   ======

(6) Income Taxes

     Income tax expense (benefit) consists of the following:

                                                                                          YEARS ENDED JUNE 30,
                                                                                     1997         1996        1995
                                                                                  ----------    ---------   ------
                                                                                             (IN THOUSANDS)
     Current:
         Federal................................................................  $    5,972    $   3,304   $   1,714
         State..................................................................       1,581          875         469
                                                                                  ----------    ---------   ---------
                                                                                       7,553        4,179       2,183
                                                                                  ----------    ---------   ---------

     Deferred:
         Federal................................................................        (779)        (341)        (54)
         State..................................................................        (206)         (90)        (15)
                                                                                  ----------    ---------   ---------
                                                                                        (985)        (431)        (69)
                                                                                  ----------    ---------   ---------
                                                                                  $    6,568    $   3,748   $   2,114
                                                                                  ==========    =========   =========

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1997, 1996 AND 1995


     Income tax expense amounted to $6,568,000, $3,748,000 and $2,114,000 for the years ended June 30, 1997, 1996 and 1995, respectively (an effective rate of 40.0%, 39.6% and 39.6% for the years ended June 30, 1997, 1996 and 1995, respectively). The actual expense differs from the "expected" tax expense (computed by applying the U.S. federal corporate income tax rate of 34%) as follows:

                                                                                          YEARS ENDED JUNE 30,
                                                                                    1997          1996        1995
                                                                                  ----------    ---------   ------
                                                                                             (IN THOUSANDS)
     Computed "expected" tax expense............................................  $    5,588    $   3,219   $   1,815
     Increase in income taxes resulting from:
         State income taxes, net of federal income tax benefit                           908          516         299
         Other, net.............................................................          72           13           -
                                                                                  ----------    ---------   ---------
                                                                                  $    6,568    $   3,748   $   2,114
                                                                                  ==========    =========   =========

     Sources of deferred income taxes and their tax effects are as follows:

                                                                                         YEARS ENDED JUNE 30,
                                                                                    1997         1996         1995
                                                                                  --------     ---------    ------
                                                                                            (IN THOUSANDS)
     Deferred revenue...........................................................  $    (17)    $      44    $    (269)
     Prepaid expenses...........................................................       (45)          (72)        (199)
     Allowances for doubtful accounts and returns ..............................      (226)         (392)         127
     Inventory allowances.......................................................      (170)         (143)          99
     Accrued self-insurance.....................................................        74            77          110
     Accrued vacation and other payroll liabilities ............................      (133)         (253)          -
     Other, net.................................................................      (468)          308           63
                                                                                  --------     ---------    ---------
                                                                                  $   (985)    $    (431)   $     (69)
                                                                                  ========     =========    =========

     The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:

                                                                                                   JUNE 30,
                                                                                            1997            1996
                                                                                         ---------        ------
                                                                                                (IN THOUSANDS)
     Deferred tax assets:
         Deferred revenue.............................................................   $      45         $      28
         Allowance for doubtful accounts and returns..................................       1,160               934
         Accrued warranty costs.......................................................           -                 7
         Inventory allowances.........................................................         553               383
         Accrued self-insurance.......................................................           -                74
         Accrued vacation and other payroll liabilities ..............................         386               253
         Other........................................................................         380                 -
                                                                                         ---------         ---------
              Total gross deferred tax assets.........................................       2,524             1,679
                                                                                         ---------         ---------

     Deferred tax liabilities:
         Prepaid expenses.............................................................        (300)             (345)
         Other........................................................................           -               (95)
                                                                                         ---------         ---------
              Total gross deferred tax liabilities....................................        (300)             (440)
                                                                                         ---------         ---------
              Net deferred tax asset..................................................   $   2,224         $   1,239
                                                                                         =========         =========

     Due to INSIGHT's profitable operations, management believes that realization of the deferred tax asset is more likely than not; therefore there is no valuation allowance as of June 30, 1997 and 1996. Reversal of INSIGHT's temporary differences is expected to occur in the near future due to their short-term nature.

(7) Public Offerings

     In January 1995, the Company completed an initial public offering of 2,250,000 shares of its common stock at $6.00 per share. Net proceeds after underwriting discounts and other offering costs were approximately $11.9 million. Concurrent with the closing of the initial public offering, the Company reincorporated as a Delaware corporation and the current shareholders of the predecessor company exchanged their 15,000 shares of the then outstanding common stock, no par value, for 4,186,047 shares of common stock, $0.1 par value.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1997, 1996 AND 1995


         In November 1995 and November 1996, the Company completed public offerings of common stock. The Company sold 1,500,000 shares of its common stock at each of the offerings at $11 13/16 and $22 1/3, respectively, per share. Net proceeds to the Company, after underwriting discounts and other offering costs, were $16.6 million and $37.4 million, respectively.

(8) Benefit Plan

     INSIGHT has adopted a defined contribution benefit plan which complies with section 401(k) of the Internal Revenue Code. Employees who complete six months of service are eligible to participate in the Plan (prior to January 1, 1995, it was one year of service). The Plan allows for INSIGHT to match up to 25% of the employees' contributions up to a maximum 6% of total compensation (prior to January 1, 1995, it was a 10% match). Contribution expense was $175,000, $126,000, and $14,000 for the years ended June 30, 1997, 1996 and 1995, respectively.


(9) Stock Option Plan

     In September 1992, INSIGHT adopted a Stock Option Plan (the 1992 Plan), which provides for the issuance of both incentive and nonqualified stock options to acquire up to 627,906 shares of INSIGHT's Common Stock. These options are available for grant under the 1992 Plan to the officers, directors and key employees of INSIGHT. Under the terms of the 1992 Plan, participants may be granted options to purchase Common Stock in such amounts and for such prices as may be established by the Board of Directors, provided, however, that in the case of incentive stock options, the exercise price must be at least equal to the fair market value of the Common Stock on the date of the grant. If not exercised, the options terminate upon the earlier of August 30, 1998 or 90 days after such employee ceases to be employed by the Company. No further options will be granted under this plan.

     In November 1994, INSIGHT established a 1994 Stock Option Plan (the 1994
Plan). Options exercisable for a total of 750,000 shares of Common Stock are issuable under the 1994 Plan. During fiscal 1996, Insight amended the 1994 Plan, increasing the number of issuable shares by 525,000. The total 1,275,000 shares of common stock have been reserved for issuance upon the exercise of options under the 1994 Plan. The 1994 Plan provides for the grant to employees of either "incentive stock options" within the meaning of Section 422 of the code, or nonqualified stock options. Under the 1994 Plan, only employees (including officers) of the Company are eligible to receive incentive stock options. The 1994 Plan is administered by the Board of Directors of the Company (or a committee of the Board) which determines the terms of options granted under the 1994 Plan, including the exercise price and the number of shares subject to the option. The 1994 Plan provides the Board of Directors with the discretion to determine when options granted thereunder shall become exercisable. At June 30, 1997, 251,565 stock options under the 1994 Plan were available for grant.

     Generally, options granted expire in ten years, are exercisable during the optionee's lifetime only by the recipient and are non-transferable. Unexercised options generally terminate on the date an individual ceases to be an employee of INSIGHT.

     In accordance with the provisions of Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees," the Company measures stock-based compensation expense as the excess of the market price at the grant date over the amount the employee must pay for the stock. The Company's policy is to generally grant stock options at fair market value at the date of grant, so no compensation expense is recognized. As permitted, the Company has elected to adopt the disclosure provisions only of SFAS No. 123.

     Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net earnings and net earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                   YEARS ENDED JUNE 30,
                                                                  1997            1996
                                                                  ----            ----
                                                                      (IN THOUSANDS)
         Net earnings                          As Reported      $  9,866        $  5,720
                                                                ========        ========

                                                 Pro forma      $  9,214        $  5,546
                                                                ========        ========

         Net earnings per share                As Reported      $   0.99        $   0.72
                                                                ========        ========

                                                 Pro forma      $   0.93        $   0.70
                                                                ========        ========

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1997, 1996 AND 1995


     Pro forma net earnings reflect only options granted in fiscal 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to July 1995 are not considered under SFAS No. 123.

     For purposes of the SFAS No. 123 pro forma net earnings and net earnings per share calculation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1997 and 1996:

                                       YEARS ENDED JUNE 30,
                                        1997          1996
                                        ----          ----
Dividend yield                           0%             0%
Expected volatility                     50%            50%
Risk free interest rate                6.0%           6.1%
Expected lives                         2.0 years      2.4 years

Activity related to the stock option plans is summarized below:

                                                YEAR ENDED JUNE 30, 1997                 YEAR ENDED JUNE 30, 1996
                                              Number of       Weighted Average       Number of     Weighted Average
                                               Shares          Exercise Price         Shares         Exercise Price
                                               ------          --------------         ------         --------------
Balance at the beginning of year .....         851,782            $ 6.18              643,203            $3.48
Granted ..............................         497,574             18.12              397,875             9.14
Exercised ............................        (181,571)             4.66             (155,265)            2.26
Expired ..............................        (167,609)            16.01              (34,031)            8.10
                                            ----------                              ---------
Balance at the end of  year ..........       1,000,176             10.83              851,782             6.18
                                            ==========                              =========
Exercisable at the end of year .......         335,628              4.83              333,782             2.88
                                            ==========                              =========
Weighted-average fair value of options
granted during the year ..............      $     4.50                              $    2.67
                                            ==========                              =========

The following table summarizes the status of outstanding stock options as of June 30, 1997:

                                 OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
                 ---------------------------------------------------            ----------------------------------------------
                                          Weighted          Weighted
    Range of          Number of           Average            Average                                          Weighted
    Exercise           Options           Remaining          Exercise                   Number of              Average
     Prices          Outstanding      Contractual Life        Price                     Options            Exercise Price
                                                                                      Exercisable
-------------------------------------------------------------------------       ----------------------------------------------
  $0.48  - $6.00      223,188              6.15 years        $2.62                     190,938                $2.05
   6.33  -  7.75       72,000              7.81               6.88                      42,689                 6.89
   8.67  -  8.67      272,025              8.51               8.67                      89,763                 8.67
   8.83  - 17.17      237,740              9.09              15.71                      12,238                12.73
  17.33  - 23.00      195,223              9.63              18.72                           -                    -
                    ---------                                                          -------
   0.48  - 23.00    1,000,176              8.29              10.83                     335,628                 4.83
                    =========                                                          =======

(10) Employee Stock Purchase Plan

     In August 1995, the Company adopted an employee Stock Purchase Plan (the "Purchase Plan"). Under the terms of the Purchase Plan, employees other than officers may purchase a total of up to 150,000 shares of common stock. The purchase price per share is 85% of the lower of the market value per share of common stock determined as of the beginning of the quarterly purchase period specified in the Purchase Plan.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1997, 1996 AND 1995


(11) Non-Operating Income (Expenses), net

     Non-operating income (expense), net, which consists primarily of interest changed from $136,000 and $663,000 of interest expense, net, in fiscal 1996 and 1995, respectively, to $585,000 of interest income, net, in fiscal 1997. Interest expense primarily relates to borrowings under the Company's line of credit which have been necessary to finance the Company's growth. Interest expense has been decreased as a result of the use of the net proceeds from the Company's public offerings. Additionally, the interest expense of $164,000 associated with the Company's new sales and administrative facility was capitalized.

(12) Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107 "Disclosure about Fair Value of Financial Instruments" requires that the Company disclose estimated fair values for its financial instruments. The following summary presents a description of the methodologies and assumptions used to determine such amount.

     Fair value estimates are made at a point in time and are based on relevant market information and information about the financial instruments; they are subjective in nature and involve uncertainties, matters of judgment and, therefore, can not be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at any time the Company's entire holdings of a particular instrument. Changes in assumptions could significantly affect these estimates.

     Since the fair-value is estimated at June 30, 1997, the amounts that will actually be realized or paid in settlement of the instrument could be significantly different.

     The carrying amount for cash and cash equivalents are assumed to be the fair value because of the liquidity of these instruments.

     The carrying amounts for accounts receivable, accounts payable, accrued expenses and customer refunds payable approximate fair value because of the short maturity of these instruments.

(13) Supplemental Financial Information

     A summary of additions and deductions related to the allowances for accounts receivable and inventories for the years ended June 30, 1997, 1996 and 1995 follows:

                                                           BALANCE AT
                                                           BEGINNING OF                                   BALANCE AT
                                                             PERIOD        ADDITIONS      DEDUCTIONS    END OF PERIOD
                                                             ------        ---------      ----------    -------------
     Allowances for doubtful accounts:

         Year ended June 30, 1997....................       $   2,474      $   3,627      $  (3,194)      $   2,907
                                                            =========      =========      =========       =========

         Year ended June 30, 1996....................       $   1,440      $   1,302      $    (268)      $   2,474
                                                            =========      =========      =========       =========

         Year ended June 30, 1995....................       $   1,115      $   1,262      $    (937)      $   1,440
                                                            =========      =========      =========       =========

     Allowances for obsolescence of inventories:
         Year ended June 30, 1997....................       $     899      $     930      $    (334)      $   1,495
                                                            =========      =========      =========       =========

         Year ended June 30, 1996....................       $     314      $     788      $    (203)      $     899
                                                            =========      =========      =========       =========

         Year ended June 30, 1995....................       $     157      $     344      $    (187)      $     314
                                                            =========      =========      =========       =========

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1997, 1996 AND 1995


(14) Pro forma Information (Unaudited)

     Net earnings per share and shares used in the per share calculations for fiscal 1995 are pro forma and unaudited. Net earnings per share reflect the elimination of executive compensation expense which was paid in excess of current employment agreements. Two officers who at the time were the sole stockholders of INSIGHT entered into employment agreements effective October 1, 1994 which provide for annual compensation of $225,000 each. The agreement provides for a salary of $225,000 in fiscal 1995, 1996 and 1997 and further provides no bonus will be paid during the period through fiscal 1997. As result of the adjustment and its tax effect, pro forma net earnings were $3,307,000 for the year ended June 30, 1995.

     Shares used in pro forma net earnings per share calculation are calculated using the treasury stock method. Earnings per share calculations reflect the reincorporation of the Company as a Delaware corporation and the related share exchange pursuant to which the stockholders of the predecessor company received 4,186,047 shares for the 15,000 shares of the Company's common stock previously outstanding.

     Pro forma net earnings per share for the year ended June 30, 1995 is based upon 5,566,640 shares, which includes 5,161,115 of weighted shares outstanding and 405,525 of common stock equivalents.

(15) Subsequent Events

     On August 13, 1997, the Company's Board of Directors approved a 3-for-2 stock split effected in the form of a stock dividend and payable on September 17, 1997 to the stockholders of record at the close of business on August 27, 1997. All share amounts, share prices and net earnings per share have been retroactively adjusted to reflect this 3-for-2 stock split.

     On August 20, 1997, the Company replaced its credit facility with a new $70 million credit facility with a finance company. The agreement provides for cash advances outstanding at any one time up to a maximum of $70 million on the line of credit, subject to limitations based upon the Company's eligible accounts receivable and inventories. Cash advances bear interest at LIBOR plus 1.40%. The new credit facility can be used to facilitate the purchases of inventories from certain vendors and that portion will be classified on the balance sheet as accounts payable. The credit facility expires in August 2000. The line is secured by substantially all of the assets of the Company. The line of credit contains various covenants including the requirement that the Company maintain a specified dollar amount of tangible net worth and restrictions on payment of cash dividends.