Form 10-Q
period 1997-09-30
INSIGHT ENTERPRISES INC
filed 1997-11-13
CIK 932696

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
             [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             for the transition period from       to
                                            -----    -----

                         Commission File Number: 0-25092


                            INSIGHT ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)


      DELAWARE                                        86-0766246
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

                        Yes    X                      No
                            ------                       -----

Indicate the number of shares outstanding of each of issuer's class of common stock as the latest practicable date:

CLASS: COMMON STOCK          OUTSTANDING SHARES AT OCTOBER 31, 1997: 10,273,550
-------------------          --------------------------------------------------

                            INSIGHT ENTERPRISES, INC.


                                      INDEX



                                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

  Condensed Consolidated Balance Sheets -
  September 30, 1997 and June 30, 1997..................................      3

  Condensed Consolidated Statements of Earnings -
  Three Months Ended September 30, 1997 and 1996........................      4

  Condensed Consolidated Statements of Cash Flows -
  Three Months Ended September 30, 1997 and 1996........................      5

  Notes to Condensed Consolidated Financial Statements..................    6-7

Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations...............................................   8-12


PART II - OTHER INFORMATION.............................................     13

SIGNATURE...............................................................     14

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                  SEPTEMBER 30,   JUNE 30,
                                                                      1997          1997
                                                                    ---------     ---------
                                                                   (UNAUDITED)
                                      ASSETS
Current assets:
   Cash and cash equivalents ...................................    $   3,525     $   8,582
   Accounts receivable, net ....................................       85,635        68,743
   Inventories .................................................       32,781        24,596
   Other current assets ........................................        4,440         3,574
                                                                    ---------     ---------
         Total current assets ..................................      126,381       105,495

Property and equipment, net ....................................       19,236        17,139
Other assets ...................................................          100           230
                                                                    ---------     ---------
                                                                    $ 145,717     $ 122,864
                                                                    =========     =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................................    $  42,464     $  28,630
   Accrued expenses and other current liabilities ..............        3,199         3,024
                                                                    ---------     ---------
         Total current liabilities .............................       45,663        31,654

Line of credit .................................................        3,700          --

Stockholders' equity:
   Preferred stock, $.01 par value, 3,000,000 shares authorized,
     no shares issued ..........................................         --            --
   Common stock, $.01 par value, 30,000,000 shares authorized,
     10,268,642 at September 30, 1997 and 10,159,134 at
     June 30, 1997 shares issued and outstanding ...............          103           102
   Paid-in capital .............................................       70,556        68,937
   Retained earnings ...........................................       25,697        22,171
   Foreign currency translation adjustment .....................           (2)         --
                                                                    ---------     ---------
         Total stockholders' equity ............................       96,354        91,210
                                                                    ---------     ---------
                                                                    $ 145,717     $ 122,864
                                                                    =========     =========


      See accompanying notes to condensed consolidated financial statements.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                          1997         1996
                                                       ---------     ---------
Net sales .........................................    $ 171,326     $ 102,383
Costs of goods sold ...............................      150,280        88,434
                                                       ---------     ---------
      Gross profit ................................       21,046        13,949
Selling, general and administrative expenses .......      15,090        10,919
                                                       ---------     ---------
      Earnings from operations ....................        5,956         3,030
Non-operating income (expense), net ...............          (40)           45
                                                       ---------     ---------
      Earnings before income taxes ................        5,916         3,075
Income tax expense ................................        2,390         1,217
                                                       ---------     ---------
      Net earnings ................................    $   3,526     $   1,858
                                                       =========     =========

Net earnings per share ............................    $    0.33     $    0.21
                                                       =========     =========
Shares used in net earnings per
   share calculation ..............................       10,741         8,734
                                                       =========     =========


      See accompanying notes to condensed consolidated financial statements.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED SEPTEMBER 30,
                                                           --------------------------------
                                                              1997                 1996
                                                           -------------       ------------
Cash flows from operating activities:
   Net earnings ..........................................   $  3,526           $  1,858
   Adjustments to reconcile net earnings to net cash
      used in operating activities:
      Depreciation .......................................        649                285
      Tax benefit from stock options exercised ...........        882                103
      Provision for losses on accounts receivable ........        593                614
      Provision for obsolete and slow-moving
         inventories .....................................        185                104
      Deferred income tax benefit ........................     (1,181)              (822)
      Change in assets and liabilities:
         Decrease (increase) in accounts receivable ......    (17,485)                68
         Decrease (increase) in inventories ..............     (8,370)               870
         Decrease (increase) in prepaid expenses
            and other current assets .....................        315               (252)
         Decrease in other assets ........................        130                403
         Increase in accounts payable ....................     13,834              3,403
         Increase in accrued expenses and other
            current liabilities ..........................        175                164
                                                             --------           --------
            Net cash used in operating activities ........     (6,747)             6,798
                                                             --------           --------
Cash flows from investing activities:
   Purchases of property and equipment ...................     (2,746)            (3,038)
                                                             --------           --------
            Net cash used in investing activities ........     (2,746)            (3,038)
                                                             --------           --------
Cash flows from financing activities:
   Net borrowings on line of credit ......................      3,700               --
   Issuance of common stock ..............................        738                229
                                                             --------           --------
            Net cash provided by financing activities ....      4,438                229
                                                             --------           --------
Effect of exchange rate on cash and cash equivalents .....         (2)              --
                                                             --------           --------
Increase (decrease)  in cash and cash equivalents ........     (5,057)             3,989
Cash and cash equivalents at beginning of period .........      8,582              5,300
                                                             --------           --------
Cash and cash equivalents at end of period ...............   $  3,525           $  9,289
                                                             ========           ========



      See accompanying notes to condensed consolidated financial statements.

                            INSIGHT ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.    DESCRIPTION OF BUSINESS

      Insight Enterprises, Inc. and subsidiaries ("INSIGHT" or the "Company") is a direct marketer of computers, hardware and software. INSIGHT markets primarily to small and medium-sized enterprises, through a combination of outbound telemarketing, targeted direct mail catalogs and advertisements in computer magazines and publications. Additionally, Insight provides direct marketing services to manufacturers seeking to outsource their direct marketing activities. The services provided include marketing, sales and distribution.

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

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosure normally required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of INSIGHT as of September 30, 1997 and June 30, 1997, the results of operations for the three months ended September 30, 1997 and 1996, and the cash flows for the three months ended September 30, 1997 and 1996. The results of operations for such interim periods are not necessarily indicative of results for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements, including the related notes thereto, in INSIGHT's Annual Report on Form 10-K for the year ended June 30, 1997.

Advertising Expense

      Costs of direct-response advertising are capitalized and amortized over the expected revenue stream, generally three months, while other advertising costs are expensed as incurred. All advertising costs are recorded net of related supplier reimbursements. Direct response advertising consists primarily of costs incurred to develop and distribute catalogs and magazine advertisements. At September 30, 1997 and June 30, 1997, net advertising costs of $78,000 and $179,000, respectively, were deferred and are included in other assets.

                            INSIGHT ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

      In accordance with the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees", the Company measures stock-based compensation expense as the excess of the market price at the grant date over the amount the employee must pay for the stock. The Company's policy is to generally grant stock options at fair market value at the date of grant, so no compensation expense is recognized.

3.    LINE OF CREDIT

      INSIGHT has a $70,000,000 credit facility. The credit facility provides for cash advances outstanding at any one time up to a maximum of $70,000,000 on the line of credit, subject to limitations based upon the Company's eligible accounts receivable and inventories. Cash advances under the line of credit bear interest at the London Interbank Offered Rate (LIBOR) plus 1.40% (7.56% at September 30, 1997) payable monthly. Additionally, the credit facility is used to facilitate the purchases of inventories from certain vendors and this amount is classified on the balance sheet as accounts payable. At September 30, 1997, the outstanding balance of this additional portion of the credit facility was $14,198,000. As of September 30, 1997, $41,933,000 was available under the line of credit. The credit facility expires in August 2000 and is secured by substantially all of the assets of INSIGHT. The credit facility contains various covenants including the requirement that INSIGHT maintain a specified dollar amount of tangible net worth.

4.    INCOME TAXES

      Income tax expense as provided for the three months ended September 30, 1997 and 1996 is based upon the estimated annual income tax rate of the Company.

5.    NET EARNINGS PER SHARE

      Net earnings per share for the three months ended September 30, 1997 and 1996 is calculated using 10,214,413 and 8,106,276, respectively, of weighted average shares of common stock and 527,026 and 628,025, respectively, of common stock equivalents outstanding during the period. The common stock equivalent shares relate to the Company's stock options and warrants and are calculated using the treasury stock method.

                            INSIGHT ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The following Management's Discussion and Analysis of Financial Conditions and Results of Operations contains forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology such as "expects," "should," "believes," or "anticipates" or the negative thereof or comparable terminology, or by discussions of Company goals and strategy. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to the following: the continued acceptance of the Company's distribution channel by suppliers and customers; changes in the personal computer industry, especially competitive pressures, decreasing price margins, and inventory risks due to technological developments or shifts in market demand; customer acceptance of electronic commerce; and changes in costs, especially the price of paper for the Company's catalogs and advertising. Additional factors are set forth under "Factors That May Affect Future Results and Financial Conditions" in the Company's Annual Report on Form 10-K for the year ended June 30, 1997, as filed with the Securities and Exchange Commission.

OVERVIEW

      The Company commenced operations in 1988 as a direct marketer of hard disk drives and other mass storage products. In fiscal 1991, the Company began marketing its own Insight-brand microcomputers and in fiscal 1992 and 1993 added peripherals, software and other name brand computers to its product line. Through fiscal 1992, the Company based its marketing practices primarily on advertising in computer magazines and the use of inbound toll-free telemarketing. In fiscal 1993, the Company shifted its marketing strategy to include the publication of proprietary catalogs and the use of outbound account executives focused on the business, education and government markets. During fiscal 1995, the Company began to de-emphasize the sale of Insight-branded computers and discontinued the sale of Insight-branded computers in the second quarter of fiscal 1996. Although the cost savings from this decision have positively impacted earnings from operations, gross percentage has been negatively affected.

      In fiscal 1997, Insight increased its focus on the business, education and government markets, which aggregated approximately 90% of its business in the fourth quarter of fiscal 1997. During fiscal 1996, the Company doubled its catalog circulation to generate leads and aggressively test new lists. In fiscal 1997, the Company did not increase its catalog circulation because the Company used the information generated from prior year tests and targeted its mailings to its best prospective customers while increasing its focus on penetrating existing accounts. To that end, the Company has recently hired a number of senior sales managers and account executives, and plans to continue to actively increase its account executive base by approximately 50 to 75, net, per quarter during fiscal 1998.

      In order to leverage its infrastructure, the Company, in fiscal 1992, began outsourcing direct marketing services to third parties. Under most of the Company's outsourcing arrangements, the Company takes title to inventories of products and assumes the risk of collection of accounts receivable in addition to its sales functions. Revenues derived from the sales of such products are included in the Company's net sales. Certain other outsourcing arrangements are primarily service-based, and the Company generally derives net sales from these types of arrangements based on a percentage of the net sales generated from products sold. Accordingly, the rate of the Company's net sales growth in future periods may be affected by the mix of outsourcing arrangements which are in place from time to time. Additionally, some of the programs may be more seasonal in nature, as their target customer can have cyclical buying patterns. Outsourcing represented approximately 10% of the Company's sales in fiscal 1996 and approximately 7% in fiscal 1997.

                            INSIGHT ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      Generally, pricing in the computer and related products industry is very aggressive. The Company expects pricing pressures to continue and that it will be required to reduce its prices to remain competitive. The continued acceptance of electronic commerce might place additional pricing pressure on the Company. Such price reductions could have a material adverse effect on the Company's financial condition and results of operations.

                                  RESULTS OF OPERATIONS

      The following table sets forth for the fiscal periods indicated certain financial data as a percentage of net sales:

                                                   THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                   ------------------
                                                    1997       1996
                                                   -----      -----
Net sales ...................................      100.0%     100.0%
Costs of goods sold .........................       87.7       86.4
                                                   -----      -----
      Gross profit ..........................       12.3       13.6
Selling, general and administrative
   expenses .................................        8.8       10.6
                                                   -----      -----
      Earnings from operations ..............        3.5        3.0
Non-operating income (expense), net .........       (0.1)       0.0
                                                   -----      -----
      Earnings before income taxes ..........        3.4        3.0
Income tax expense ..........................        1.3        1.2
                                                   -----      -----
      Net earnings ..........................        2.1%       1.8%
                                                   =====      =====

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

         Net Sales. Net sales increased $68.9 million, or 67%, to $171.3 million for the three months ended September 30, 1997 from $102.4 million for the three months ended September 30, 1996. Sales derived from direct marketing increased $58.2 million, or 63%, to $151.0 million for the three months ended September 30, 1997 from $92.8 million for the three months ended September 30, 1996. The increase in direct marketing sales resulted primarily from deeper account penetration, a greater percentage of business customers, increased emphasis on outbound telemarketing, increased account executive productivity, more effective sales management, and an increase in the Company's customer base and average order size. The percentage of net sales to business customers increased from 84% for the three months ended September 30, 1996 to 91% for the three months ended September 30, 1997. This continued shift to a customer segment that makes larger purchases resulted in an increase in average order size, for the direct marketing business, of 21% to $1,020 for the three months ended September 30, 1997 compared to $845 for the three months ended September 30, 1996. Sales derived from outsourcing arrangements increased $10.7 million, or 112%, to $20.3 million for the three months ended September 30, 1997 from $9.6 million for the three months ended September 30, 1996. The increase in sales from outsourcing services resulted from the successful addition of new programs. Some of these new outsourcing programs can be seasonal in nature, as their target customer can have cyclical buying patterns. The Company is actively seeking other outsourcing arrangements with major manufacturers.

                            INSIGHT ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996 (CONTINUED)

      Gross Profit. Gross profit increased $7.1 million, or 51%, to $21 million for the three months ended September 30, 1997 from $13.9 million for the three months ended September 30, 1996. As a percentage of sales, gross profit decreased from 13.6% for the three months ended September 30, 1996 to 12.3% for the three months ended September 30, 1997. As a percentage of net sales, gross margin on the Company's direct marketing sales decreased due to a shift in product mix and due to industry pricing pressures, but was partially offset by the Company's ability, as a result of its increased volume and financial position, to take advantage of supplier payment discounts, supplier reimbursements, rebates and bulk purchasing opportunities. The Company experienced significant growth in the notebooks and desktop computer category which carries a lower gross profit percentage and a significant decline in hard disk drives as a percentage of sales which carries a higher gross profit percentage. The Company expects gross profit percentage from its direct marketing sales to continue to decline in fiscal 1998 primarily due to industry-wide pricing pressures and the continued shift in product mix. The gross profit percentage on the Company's outsourcing business decreased primarily as a result of a change in product mix within the revenue-based portion of its outsourcing business. The addition of a new outsourcing program, in the current quarter, had a significant impact on the overall gross profit percentage. If the gross profit percentage is adjusted by removing this new program, it would be 12.8%, which is comparable to the sequential quarter. This new program is expected to continue in the future, but its sales are seasonal in nature.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.2 million, or 38%, to $15.1 million for the three months ended September 30, 1997 from $10.9 million for the three months ended September 30, 1996, but decreased as a percentage of net sales to 8.8% for the three months ended September 30, 1997 from 10.6% for the three months ended September 30, 1996. The decline was attributable to increased economies of scale, the Company's continued shift in its marketing strategy, an increase in supplier reimbursements from manufacturers and an increase in the average order size. These decreases were partially offset by additional costs associated with an increase in sales account executives, the costs of more than doubling the size of the Company's sales and administrative facilities, and losses experienced in the initial months of new outsourcing contracts.

      Non-Operating Income (Expense), Net. Non-operating income (expense), net, which consists primarily of interest, changed to $40,000 of expense, net for the three months ended September 30, 1997 from $45,000 of interest income, net for the three months ended September 30, 1996. Interest expense primarily relates to borrowings under the Company's line of credit which have been necessary to finance the Company's growth. Additionally, the interest expense associated with the Company's new sales and administrative facility was capitalized up to the date of occupancy. Interest income was generated by the Company through short term investments, some of which are tax advantaged bonds.

      Income Tax Expense. The Company's effective tax rate was 40.4% and 39.6% for the quarters ended September 30, 1997 and 1996, respectively. The increase in the effective tax rate reflects an increase in the Company's marginal tax rate, which is partially offset by investments made in tax-advantaged bonds.

                            INSIGHT ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996 (CONTINUED)


SEASONALITY

      The Company has historically experienced seasonal fluctuations in its net sales, earnings from operations and net earnings. As the Company has increased its percentage of sales from the business, education and government markets, the Company's quarterly net sales, earnings from operations and net earnings have been less impacted by seasonality. The Company's net sales growth rate, earnings from operations and net earnings as a percentage of net sales could be affected by the mix of outsourcing arrangements which are in place from time to time. Additionally, some of the outsourcing programs can be seasonal in nature, as their target customers can have cyclical buying patterns.

LIQUIDITY AND CAPITAL RESOURCES

      In November 1996, the Company completed a public offering of common stock. The Company received $37.4 million, net of underwriting discounts, commissions and offering expenses. The Company used the net proceeds to repay amounts outstanding under the line of credit and for general corporate purposes, including working capital, capital expenditures and facilities expansion.

      The Company's primary capital needs have been to fund the working capital requirements and capital expenditures necessitated by its sales growth.

      Historically, cash flows from operations have generally been negative due primarily to increases in accounts receivable and inventories necessitated by its sales growth. The Company's net cash used in operating activities was $6.7 million for the three months ended September 30, 1997, as compared to $6.8 provided by operating activities for the three months ended September 30, 1996. The negative cash flow in the current year is primarily due to a $17.5 million increase in accounts receivable and a $8.4 million increase in inventories. These increases were primarily funded with a $13.8 million increase in accounts payable, net borrowings of $3.7 million on the line of credit and net earnings of $3.5 million.

                            INSIGHT ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

      Capital expenditures for the three months ended September 30, 1997 and 1996 were $2.7 million and $3.0 million, respectively. Capital expenditures for the three months ended September 30, 1997 primarily relates to converting employees from terminals to network-based personal computers, with access to the Internet and the Company's intranet. Capital expenditures for the three months ended September 30, 1996 primarily relates to the construction of a sales and administration building in fiscal 1997. In total, the Company incurred approximately $12.5 million in capital expenditures related to the acquisition of the land and constructing and equipping the facility.

      The Company's future capital requirements include financing the growth of working capital items such as accounts receivable and inventories, and the purchase of property and equipment to accomplish future growth. The Company anticipates that cash flow from operations together with the funds available under its credit facility should be adequate to support the Company's presently anticipated cash and working capital requirements through fiscal 1998. The Company's ability to continue funding its planned growth beyond fiscal 1998 is dependent upon its ability to generate sufficient cash flow or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required.

                           INSIGHT ENTERPRISES, INC.

ITEM 1.     LEGAL PROCEEDINGS

            None

ITEM 2.     CHANGES IN SECURITIES

            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            (a) The Company's Annual Shareholders' Meeting was held on October 30, 1997.

            (b) At the Annual Shareholders' Meeting, proposals were considered for: (i) the election of Timothy A. Crown and Stanley Laybourne as Class III directors to serve until the annual meeting of shareholders in 2000; and (ii) the approval of the Company's 1998 Long-Term Incentive Plan.

               The director-nominees were elected and the Company's 1998
            Long-Term Incentive Plan were approved with the voting results as follows:

             Proposal                            Voted For  Voted Against  Abstained  Not Voted
                                                 ---------  -------------  ---------  ---------


             Election of Timothy A. Crown and    7,168,177      203,277          0    2,900,059
             Stanley Laybourne as Class III
             directors

             Approval of the Company's 1998       4,019,666    2,345,750     89,093    3,817,004
             Long-Term Incentive Plan




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


                                 INSIGHT ENTERPRISES, INC.



                                 BY: /s/  ERIC CROWN
                                     -------------------------------------
                                        ERIC J. CROWN
                                        CHIEF EXECUTIVE OFFICER





DATE:  NOVEMBER 10, 1997               BY: /s/  STANLEY LAYBOURNE
                                          --------------------------------
                                        STANLEY LAYBOURNE
                                        CHIEF FINANCIAL OFFICER, SECRETARY
                                        AND TREASURER