Form 10-K405
period 1997-12-31
INSIGHT ENTERPRISES INC
filed 1998-03-31
CIK 932696

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
/ /      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                               FOR THE YEAR ENDED

                                       OR
/X/      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM 7/1/97 TO 12/31/97*
                         COMMISSION FILE NUMBER: 0-25092

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

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (602) 902-1001

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE ON WHICH REGISTERED
                -------------------                            -----------------------------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based upon the closing price of the Registrant's Common Stock as reported on the Nasdaq National Market on February 27, 1998, was approximately $289,784,000. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

         The number of outstanding shares of the Registrant's Common Stock on February 27, 1998 was 10,508,352.

         * The Registrant has changed its fiscal year end from June 30 to December 31. While the Registrant is required, pursuant to Rule 13a-10, to provide audited financial statements and other information covering the transition period, this report, (including the audited financial statements contained herein) also covers the period from January 1, 1997 to June 30, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 1998 are incorporated by reference in Part III hereof.

                            INSIGHT ENTERPRISES, INC.

                             FORM 10-K ANNUAL REPORT
                          YEAR ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS


                                                                                               PAGE
                                                                                               ----
                                          PART I
ITEM 1.         Business.................................................................         1
ITEM 2.         Properties...............................................................        10
ITEM 3.         Legal Proceedings........................................................        10
ITEM 4.         Submission of Matters to a Vote of Security Holders......................        10

                                          PART II
ITEM 5.         Market for the Registrant's Common Stock and Related Stockholder
                   Matters...............................................................        10
ITEM 6.         Selected Consolidated Financial and Operating Data.......................        11
ITEM 7.         Management's Discussion and Analysis of Financial Condition and..........
                   Results of Operations.................................................        12
ITEM 8.         Financial Statements and Supplementary Data..............................        20
ITEM 9.         Changes in and Disagreements with Accountants on Accounting and
                   Financial Disclosure..................................................        20
                                         PART III
ITEM 10.        Directors and Executive Officers of the Registrant.......................        20
ITEM 11.        Executive Compensation...................................................        20
ITEM 12.        Security Ownership of Certain Beneficial Owners and Management...........        20
ITEM 13.        Certain Relationships and Related Transactions...........................        20

                                          PART IV
ITEM 14.        Exhibits and Reports on Form 8-K.........................................        21
SIGNATURES...............................................................................        22

                                     PART I

ITEM 1. BUSINESS

GENERAL

   Insight is a leading direct marketer of computers, hardware and software. The Company markets primarily to small and medium-sized enterprises ("SMEs"), comprised of 100 to 1,000 employees, through a combination of a strong outbound telemarketing sales force, electronic commerce, targeted direct marketing and advertising in computer magazines and publications. The Company offers an extensive assortment of more than 50,000 SKUs of computer hardware and software including such popular name brands as Compaq, Hewlett-Packard, IBM, Microsoft, Seagate, Toshiba and Western Digital. Insight's knowledgeable sales force, aggressive marketing strategies, and streamlined distribution, together with its advanced proprietary information system, have resulted in high customer loyalty and strong, profitable growth.

   The Company seeks to create a strong, long-term relationship with its customers through the use of a well-trained, dedicated outbound sales force whose goal is to increase the depth of penetration in its existing accounts, encourage repeat buying and ensure customer satisfaction. To that end, the Company has increased its number of account executives by 500% from 109 in calendar 1992 to 652 at the end of calendar 1997, most of whom focus on outbound telemarketing. Approximately two-thirds of the Company's orders in each of calendar 1997 and 1996 were placed by customers who had previously purchased products from the Company.

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

   Targeted Marketing. The Company has continued to increase its focus on outbound telemarketing and, to this end, has increased the number of account executives at a compound annual rate of 43% over the last five years to 652 in calendar 1997. To support this effort, the Company has prioritized its database, assigned account responsibility and enhanced sales training. In addition, the Company is refining its circulation strategy to more efficiently target its business customer audience and improve the profitability and return on investment of its catalog operations. The Company continues to offer its products through integrated direct marketing that includes outbound and inbound telemarketing, catalogs, direct mail, print, and electronic marketing such as the Internet, package inserts, e-mail blasts and fax broadcasts.

   Building Customer Loyalty. The Company strives to create a strong, long-term relationship with its customers to increase the productivity of its existing accounts, encourage repeat buying and ensure customer satisfaction. The Company believes that a key to building customer loyalty is a team of knowledgeable and empowered account executives backed by a strong technical and support staff. Most business customers are assigned a trained account executive who handles customer orders, notifies them of products and services that may be of specific interest and acts as a liaison between the customer and the rest of the Company. The Company believes these strong one-on-one relationships improve the likelihood that the customer will consider the Company for future purchases. Product support technicians are available to customers and account executives during an extended workday. As a result of this effort, approximately two-thirds of the Company's orders in each of calendar 1997 and 1996 were placed by customers who had previously purchased products from the Company.

   Broad Selection of Branded Products. The Company provides the convenience of one-stop shopping by offering its customers a broad, comprehensive selection of more than 50,000 computer and computer-related products based on the Wintel standard. The Company has received authorization from and offers brand name products of manufacturers, including, among others, Compaq, Hewlett-Packard, IBM, Microsoft, Seagate, Toshiba and Western Digital. The Company's breadth of product offering combined with its efficient, high-volume and cost-effective direct marketing practices allow it to offer its customers competitive prices. The Company has developed "direct-ship" programs with some of its suppliers through the use of electronic data interchange links allowing it to expand further its product offerings without increasing its inventory and handling costs or exposure to inventory risk.

   Efficient Technologically-Driven Operator. The Company has developed a highly refined operating model to support an efficient fulfillment and distribution infrastructure. The Company's business model has yielded inventory turns of 19 and 17 times in calendar 1997 and 1996, respectively. The Company also uses technologically advanced, proprietary, real-time information systems to enhance the integration of its sales, distribution and accounting functions, with the goal of lowering operating expenses and further improving customer service and satisfaction levels. To minimize its inventory exposure, the Company uses a variety of inventory control procedures and policies, including automated "just-in-time" management and electronic drop-ship programs with suppliers. In addition, the Company uses other automated systems involving telephony, credit card processing and electronic catalog production to further streamline operations and to continue to improve profitability and increase customer satisfaction. The Company has leveraged these core operating competencies by offering outsourcing of direct marketing services to leading manufacturers and expects to continue to opportunistically leverage these capabilities in the future.

GROWTH STRATEGY

   The Company's growth strategy is to increase sales and earnings by (i) increasing penetration of its existing customer base, (ii) leveraging its existing infrastructure, (iii) expanding its product offerings and customer base and (iv) utilizing emerging technologies.

   Increase Penetration of Existing Customer Base. The Company seeks to become the primary source of computer and related products to its target market. To achieve this goal, the Company's principal focus going forward will be to increase penetration of existing accounts by developing and increasing the number of account executives who focus on outbound telemarketing opportunities. The Company believes proactive account management and the assignment of individual account executives, dedicated to developing closer relationships with active business customers, will enable it to increase the volume, frequency and breadth of the business. The Company has increased the number of its account executives by 500% since 1992 to 652 as of December 31, 1997, most of whom focus on outbound telemarketing. In addition, the Company has added senior level sales managers to its management team in order to enhance sales productivity. The Company continues to prioritize its customer database to better understand and service its customers and to expand the long-term nature of its customer relationships.

   Leverage Existing Infrastructure. The Company has expended considerable resources to develop its infrastructure to support its planned growth. Since the end of calendar 1996, the Company has increased the number of its account executives by 278, invested in system upgrades and improvements and constructed a new sales and administrative facility. The Company believes that these investments should allow the Company to increase its sales without a corresponding increase in selling, general and administrative expenses. The Company expects to continue to reduce its selling, general and administrative expenses as a percent of sales to further improve profitability through increased productivity of the new account executives, cost-effective marketing and economies of scale. In addition, the Company has developed strong relationships with its suppliers and continues to offset expenses through the receipt of supplier reimbursements. The Company intends to continue to leverage its core operations by offering outsourcing of direct marketing services to leading manufacturers of computer and related products.

   Expand Product Offering and Customer Base. The Company offers an extensive assortment of products. Many of its products are offered through the use of its proprietary technology which enables the Company to maintain a "virtual inventory" through real-time access to supplier products via electronic data interchange links. The Company will continue to expand its product offerings through increased use of the electronic direct ship programs with suppliers as well as seeking new product authorizations as they become available to direct channels. In addition, the Company, from time to time, analyzes domestic and international acquisition opportunities that would further expand and enhance its existing product offerings to the business customer and expects to complete one or more acquisitions in 1998. The Company seeks to acquire new accounts through its outbound telemarketing force, electronic commerce, targeted direct marketing, and its other marketing strategies.

   Utilize Emerging Technologies. The Company believes it has historically been a leader in creating and capitalizing on emerging technologies within direct marketing and it expects to continue to capitalize on such new advances. The Company has begun to and expects to continue to utilize emerging marketing and distribution channels such as the Internet and on-line computer services to generate sales, distribute product information, provide product support and obtain additional customer leads. The Company made approximately 4% of its sales via the Internet in calendar 1997 and expects this percentage to increase in the future. The Company believes that its business customer audience is technologically sophisticated and will be early adopters of such services. These new distribution channels continue to increase the scope of the Company's marketing efforts, and management believes that they will lead to increased sales and profitability. In particular, the Company believes that its direct marketing capabilities will provide it a competitive advantage in the rapidly expanding Internet commerce channel. The Company expects to further utilize its direct marketing expertise in order fulfillment and distribution to take advantage of these new direct marketing channels as they continue to develop.

MARKETING

   The Company sells its products through the direct marketing channel. The Company's marketing programs are designed to attract new customers and to stimulate additional purchases from existing customers. Through its marketing programs, the Company emphasizes its broad product offering, competitive pricing, fast delivery, customer support and multiple payment options. The Company uses a number of marketing techniques to reach existing and prospective customers including outbound telemarketing, catalogs, electronic commerce, advertising and specialty marketing programs.

   Outbound Telemarketing. The Company maintains a core group of outbound telemarketing account executives who contact specified customers on a systematic basis to generate additional sales. In addition, when time permits, these account executives utilize various prospecting techniques in order to increase the size of their customer base. The Company believes that SMEs respond favorably to a one-on-one relationship with personalized service from well-trained account executives. Once established, these one-on-one relationships are maintained and enhanced through frequent telecommunications and supplemented by customized marketing materials designed to meet each customer's specific computing needs. At December 31, 1997, the Company employed 652 account executives, an increase of 74% from 374 account executives at December 31, 1996, most of whom are focused on outbound marketing.

   Specialty Marketing. Specialty marketing includes direct mail, other inbound and outbound telemarketing services, e-mail promotions, package inserts and fax broadcasts. The Company also communicates with customers through World Wide Web. The Company has developed, and continuously updates, a Web site, http://www.insight.com, that features selected product offerings and specials and other useful information.

   To increase national exposure, promote local interest and increase traffic on its Web site, the Company entered into a multi-year sponsorship of the "Insight.com Bowl", a post-season intercollegiate football game. Formerly known as the Copper Bowl, this game is played in Tucson, Arizona in December. The Company announced its sponsorship on November 6, 1997.

   During the Insight.com Bowl, which was telecast live by ESPN on December 27, 1997, the Company debuted its first national television commercial. The 30-second spot was designed to encourage high-technology business buyers to visit Insight's Web site at Subsequently, the commercial aired to targeted business audiences in the Phoenix and Kansas City markets.

   Catalogs. The Company's catalogs are mailed to the Company's customers and to potential customers. During calendar 1997 and 1996, the Company published and distributed 11.0 million and 12.2 million catalogs, respectively. Active customers receive a catalog several times a year depending on their purchasing history. Each catalog provides detailed product descriptions, manufacturers' specifications, pricing and the Company's service and support features. As part of its outsourcing services, the Company also produces catalogs for certain manufacturers. These catalogs are circulated periodically, and for select manufacturers, the catalog is inserted into the manufacturer's product packaging.

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

   Advertising. The Company places advertising in selected personal computer and trade magazines, such as Computer Shopper and PC Magazine. These color advertisements provide detailed product descriptions, manufacturers' specifications and pricing information, and emphasize the Company's service and support features. The Company uses "800-INSIGHT" as the phone number in its advertising as part of its brand awareness strategy. The Company also advertises its sales oriented World Wide Web site through independent content providers on commercial on-line services such as C|Net(R), ZDNET and Net Buyer(R).

   Supplier Reimbursements. The Company obtains supplier reimbursements from product manufacturers. In certain cases, the Company places advertisements in catalogs and personal computer and trade magazines that feature the manufacturer's product. The manufacturer may provide a mailing list and generally reimburses the Company through discounts, advertising allowances, price protections and rebates. In other cases, the Company receives reimbursements from suppliers based upon the volume of purchases or sales of the suppliers' product. No assurance can be given that the Company will continue to receive such reimbursements or that it will be able to collect outstanding amounts relating to these reimbursements in a timely manner or at all. A reduction in, or discontinuance of, a significant delay in receiving, or the inability to collect such reimbursements could have a material adverse effect on the Company's business, results of operations and financial condition. See "Factors That May Affect Future Results and Financial Conditions-Reliance on Suppliers; Allocation of

Goods." Additionally, the Insight logo and telephone number are included in promotions by selected manufacturers. The Company believes that supplier reimbursements leverage the Company's marketing reach and builds relationship with leading manufacturers.

   Customers. The Company currently maintains an extensive database of customers and potential customers. Based on dollar volume, approximate percentages of net sales for calendar 1997 to end-users in the Company's four major market segments were as follows: business - 76%, education institutions - 8%, government organizations - 5%, and home - 11%. The percentage of sales to business customers has increased from 67% in calendar 1996. No single customer accounted for more than 1.1% of net sales during calendar 1997.

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

   Each account executive is responsible for building a customer base. Most first time callers are assigned to an account executive. All subsequent incoming calls from that customer are then directed to their account executive. The Company's information system allows on-line retrieval of relevant customer information, including the customer's history and product information, including list price, cost and availability, as well as upselling and cross-selling opportunities. The account executive is empowered to negotiate sales prices and part of their compensation is based upon the gross profit dollars generated. Most account executives also make outbound sales calls to customers. If required, a technical product engineer can be conferenced into any customer telephone call to provide additional assistance.

   The Company attributes its high outbound call volume and favorable repeat orders in part to the strength of its account executives. During calender 1997 and 1996, approximately two-thirds of the Company's orders were placed by repeat customers. The Company has established a dedicated sales division focusing on business, education and government accounts. These account executives have demonstrated the experience needed to interact with sophisticated purchasing agents and the management information staffs of larger organizations.

   The Company has experienced an increase in average order size of 23.9% from $723 in calendar 1996 to $896 in calendar 1997. This increase in average order size is primarily attributable to the increased sales of desktop computers and high-end notebooks and was partially offset by decreasing prices on many products offered by the Company and the lower average order size associated with the Company's outsourcing programs, which tend to feature accessory and peripheral products.

   The Company started operations in Canada during September 1997. The Canadian operation is located in Montreal, Quebec and is the Company's first operation outside of the United States. At December 31, 1997 there were 20 account executives in Canada. The Company's operating model in Canada is the same as the United States.

ARIZONA SALES

   The Company has developed a local marketing force within the State of Arizona to better serve the Arizona market. Sales to customers located within the State of Arizona were approximately 11% and 13% of the Company's net sales during each of calendar 1997 and calendar 1996, respectively. The Company's Arizona marketing strategy features field account executives and local delivery to allow the Company to leverage its operating efficiencies and local presence.

PRODUCTS AND MERCHANDISING

   The Company offers computers, hardware, and software products. The following chart provides information regarding selected products offered by the Company during calendar 1997 and 1996:

                                                     Percentage of
                                                     Product Sales
Product Categories                                 1997        1996            Selected Product Manufacturers
------------------                                 ----        ----            ------------------------------
Computers:                                                                Compaq                      IBM

                                                                          Hewlett-Packard             Toshiba
   Notebooks...............................         29%         27%
   Desktops................................         13%          9%

Hard disk drives...........................         13%         20%       Iomega                      Seagate
                                                                          Quantum                     Western Digital
Memory/Processors..........................          7%          8%       Intel                       PNY
                                                                          Kingston
Monitors/Video.............................          7%          7%       Mag Innovision              Princeton Graphic
                                                                                                      Systems
                                                                          NEC                         ViewSonic
Network/Connectivity.......................          7%          7%       Hewlett-Packard             3Com
                                                                          Megahertz                   U.S. Robotics

Printers...................................          6%          5%        Canon                      Hewlett-Packard

                                                                          Epson                       Okidata
Software...................................          8%          6%       Corel                       Microsoft
                                                                          Lotus                       Symantec
Miscellaneous..............................         10%         11%       American Power              Adaptec
                                                                          Conversion                  Creative Labs



   Computers are the fastest growing product category of the Company representing 42% of product sales in calendar 1997, up from 36% of product sales in calendar 1996. The growth of this product category is due to the increasing acceptance of the use of notebooks by the business customer and the Company's emphasis on the sale of notebook and desktop computers. The Company continues to be a leading source for hard disk drives; however, even though hard disk drive capacities and speed continue to increase, the average order size continues to decrease, which caused the decrease in percent of product sales of hard disk drives from 20% in calendar 1996 to 13% in calendar 1997. During 1997, the Company's sales of refurbished products represented 4% of product sales.

   The Company selects its products based upon existing and proven technology. The Company does not introduce a new product until it believes that a sufficient market has developed for such product. The Company's product managers and buyers evaluate new products and the effectiveness of existing products and select products for inclusion in its marketing based upon market demand, product features, quality, sales trend, price, margins and warranties. As a result of the Company's goal to offer the latest in technology, the Company quickly replaces slower selling products with new products. The Company offers more than 50,000 computer and computer-related products based on the Wintel standard.

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

   Warranties and Product Returns. Most of the products marketed by the Company are warranted by the manufacturer. The Company usually requests that customers return their defective products directly to the manufacturer for warranty service. On selected products and for selected customer services reasons, the Company accepts returns directly from the customer and then either credits the customer or ships the customer a similar but usually previously repaired product from the Company's inventory. The Company offers a limited 30-day money back guarantee for all unopened products and selected opened products, and selected products are subject to restocking fees. The returned products are quickly processed and returned to the manufacturer for repair, replacement or credit to the Company. Products that can not be returned to the manufacturer for warranty processing, but are in working condition, are sold at a discount through a separate local retail outlet and through a separate section of the Company's Web site, which helps to minimize losses to the Company from returned products.

TECHNOLOGY BASED OPERATIONS

   The Company believes its implementation of advanced technological systems provides competitive advantages by increasing the productivity of its account executives, delivering more efficient customer service and reducing order processing and inventory costs. The Company's account executives can access the information system to obtain (i) a customer history, (ii) the cost and availability of the current order, (iii) the compatibility of products ordered, and (iv) cross-selling and up-selling opportunities based upon products ordered. The Company believes that the information available to the Company's account executives empowers them to make better decisions, provide superior customer service and increase overall profitability. In addition, in connection with the construction of the Company's new sales and administrative facility, the Company made substantial investments in computer, telecommunication and other technology. The Company substantially increased its redundancy in the Company's management information systems and obtained back-up systems and generators that will help to minimize the impact of any interruption in the Company's management information systems or telecommunication systems. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Results and Financial Conditions" for a discussion of the risks to the Company associated with the year 2000 problem. The Company believes that its investment in information technology will continue to improve its efficiency.

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

PURCHASING AND DISTRIBUTION

   Purchasing/Inventory Management. During calendar 1997, the Company purchased products from approximately 400 suppliers. Approximately 44% (based on dollar volume) of these purchases were directly from manufacturers, with the balance from distributors. Purchases from Ingram Micro D, Inc., a distributor and the Company's largest supplier, accounted for approximately 19% of the Company's product purchases in calendar 1997. The top five suppliers as a group (Ingram Micro D., Merisel, Inc. (a distributor), Toshiba America Information Systems, Inc., International Business Machines and Seagate Technology, Inc.) accounted for approximately 59% of the Company's product purchases during calendar 1997.

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

   Inventory Management. "Just-in-time" inventory management is utilized by the Company as a way of reducing inventory costs. The Company's order fulfillment and inventory controls allow the Company to forecast and order products just-in-time for shipping. The Company promotes the use of electronic data interchange with its suppliers, which helps to reduce overhead and the use of paper in the ordering process. Additionally, some distributors will "direct ship" products directly to the customer, which reduces physical handling by the Company. Such direct shipments are not apparent to the customer. These inventory management techniques have allowed the Company to offer a greater range of products without increased inventory requirements, and to have inventory turns of 19 and 17 times for calendar 1997 and 1996, respectively.

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

   Distribution Center. Activities performed in the Company's approximately 136,000-square feet of distribution space in Tempe, Arizona, include receipt and shipping of inventory, configuration of computer systems, processing of returned products, a "will call" facility where Arizona customers can pick up orders and a separate retail outlet where heavily discounted used or end of life products are offered for sale. Orders are transmitted electronically from the account executive to the distribution center after credit approval, where a packing slip is printed automatically for order fulfillment. All inventory items are bar coded and placed in designated bin locations that are marked with both readable and bar coded identifiers. Product movement is computer directed and radio frequency scanned for verification. Radio frequency technology also is used to perform daily inventory cycle counts to ensure inventory accuracy. A proprietary superscan process also is used to ensure accurate order fulfillment. The Company has a separate building where all return product and technical services are performed. A small portion of the Canadian facility is dedicated to distribution. In calendar 1998, the Company will be adding a distribution center in Indianapolis, Indiana. The facility is approximately 108,000 square feet and will have the same capacities as the Arizona facilities. The Company chose the location because of its proximity to commercial distribution hubs in the area, interstates and the Indianapolis International Airport.

OUTSOURCING

   The Company seeks to leverage its core competencies in direct marketing by providing turnkey direct marketing services to leading manufacturers. The Company believes that outsourcing provides the manufacturers the ability to reduce operational overhead, stimulate demand for their products through other marketing channels, increase sales and enhance customer satisfaction.

   The Company currently provides direct marketing services to certain manufacturers. These services generally include publishing and circulating catalogs, placing advertisements under the manufacturer's name, providing account executives dedicated solely to the manufacturer's product line and fulfilling and/or shipping orders. The account executives interface with customers as representatives of the applicable manufacturers. In most cases, the Company is responsible for the granting of credit and for the collection of accounts generated by these product sales, but the manufacturer typically retains responsibility for warranty, service and technical support of its products. During calendar years 1997 and 1996, the Company also provided outsourcing services to Air Taser, a manufacturer of nonlethal self-defense products. The arrangement with Air Taser is the Company's only outsourcing arrangement involving a non-computer-related product. While the Company's predominant market focus will remain on computer-related products, the Company intends to evaluate opportunities to leverage its sales, marketing and distribution capabilities in areas involving selected non-computer products from time to time.

   Calendar 1997 was a transitional year in the outsourcing area. New programs were added and some existing programs were phased out. The Company believes that the new programs in place at the end of calendar 1997 have greater sales and net earnings potential than the programs that they replaced. However, new programs can take a period of time to reach profitability and their full potential. Additionally, some of the new programs may be more seasonal in nature, as their target customer can have cyclical buying patterns.

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

SALES OR USE TAX

   The Company presently collects sales tax only on sales of products shipped to customers in the State of Arizona. Sales to customers located within the State of Arizona were approximately 11% of the Company's net sales during calendar 1997. Various states have sought to impose on direct marketers the burden of collecting state sales or use taxes on the sales of products shipped to that state's residents. The United States Supreme Court affirmed its position that under the Commerce Clause of the United States Constitution, a state cannot constitutionally impose sales or use tax collection obligations on an out-of-state mail order company whose only contacts with the state are the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier. If the Supreme Court changes its position or if legislation is passed to overturn the United States Supreme Court's decision, the imposition of a sales or use tax collection obligation on the Company in states to which it ships products would result in additional administrative expenses to the Company, could result in price increases to the customer or otherwise have a material adverse effect on the Company. From time to time, legislation to overturn this decision of the Supreme Court has been introduced, although to date, no such legislation has been passed.

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

PERSONNEL AND TRAINING

   As of December 31, 1997, the Company employed 1,114 persons, 348 were in management support services and administration; 652 were account executives; 15 were in technical support and customer service; and 99 were in warehouse/distribution. The Company's employees are not represented by any labor union, and the Company has experienced no work stoppages. The Company believes its employee relations are good.

   Insight has invested in its employees' future and the Company's future, through Insight University, an ongoing program of internal and external training. The training programs include: a sales training program, a new hire training program, general industry and computer education and employee and management development. Insight's Sales Training Program is dedicated to ensuring quality sales and customer services. Classes offered target sales management, account executives and sales support by providing new skills through the entire sales process. The Company's sales training program encompasses a two-week extensive product, system, and procedural training program. Insight has contracted with Learning International, Inc., a training company, to assist in focusing training in the areas of account penetration and development. Management Development training is a focus for Insight and provides each manager with individual development plans through classes relevant to his/her needs.

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

ITEM 2. PROPERTIES

   In July 1995, the Company acquired approximately 17 acres of vacant land in Tempe, Arizona. The Company started construction in the first quarter of calendar 1996, and consolidated its sales and administrative functions into a 103,000 square foot facility on this land during 1997 to better support the Company expanding operations. The Company also leases approximately 217,000 square feet in 7 facilities in Tempe, Arizona which houses its distribution, warehouse and outsourcing activities. The Company also leases another 14,000 square feet in a facility in Quebec, Canada which houses its sales, administration, distribution and warehousing activities for its Canadian subsidiary. The leases for approximately 12% of such space expire in 1998, 62% expire in 1999, 20% expire in 2001 and the remaining 6% expire in 2003. In 1998, the Company leased a distribution center of approximately 108,000 square feet in Indianapolis, Indiana. The Company may require more space in the future. The amount and timing of future space needs will depend upon the extent of the Company's growth. The Company believes that suitable facilities will be available as needed.

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

                                                                     COMMON STOCK
                                                                HIGH BID        LOW BID
                                                                --------        -------
Calendar Year 1996
  First Quarter.........................................        $10 1/3         $ 7 3/4
  Second Quarter........................................         18               9 9/16
  Third Quarter.........................................         25              12 13/16
 Fourth Quarter.........................................         26 1/2          18 1/3
Calendar Year 1997
  First Quarter.........................................         24 1/3          16 1/2
  Second Quarter........................................         20 1/3          15 1/2
  Third Quarter.........................................         37 5/8          19 13/16
  Fourth Quarter........................................         45 1/4          30 7/8


   As of February 27, 1998, there were 10,508,352 shares outstanding of the Common Stock of the Company held by approximately 80 stockholders of record. The Company estimates that there are approximately 2,400 beneficial holders of the Company's Common Stock.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

   The following selected consolidated financial and operating data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, and Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere herein. During January 1998, the Board of Directors approved the change of the Company's year end to December 31 and the Company now presents its results of operations, cash flow and financial position for all periods on a calendar year basis. Previously, such information was presented on a June 30 fiscal year basis. The selected consolidated financial data presented below under the captions "Consolidated Statements of Earnings Data" and " Consolidated Balance Sheet Data" as of and for each of the years in the three-year period ended December 31, 1997 are derived from the consolidated financial statements of the Company, which consolidated financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The consolidated financial statements as of December 31, 1997 and 1996, and for each of the years in the three-year period ended December 31, 1997 and the independent auditors' report thereon, are included elsewhere herein.

                                                                               YEARS ENDED DECEMBER 31,
                                                       1997              1996           1995              1994             1993
                                                       ----              ----           ----              ----             ----
                                                                                                      (unaudited)      (unaudited)
                                                             (in thousands, except per share data and share amounts)
CONSOLIDATED STATEMENTS OF EARNINGS DATA:
Net sales ...................................      $   627,735       $   410,919      $  272,051       $  216,699       $  141,213
Cost of goods sold ..........................          548,612           354,501         232,063          183,366          117,202
                                                   -----------       -----------      ----------       ----------       ----------
Gross profit ................................           79,123            56,418          39,988           33,333           24,011
Selling, general and administrative expenses            56,895            44,237          32,771           29,248           22,006
                                                   -----------       -----------      ----------       ----------       ----------
Earnings from operations ....................           22,228            12,181           7,217            4,085            2,005
Non-operating income (expense), net .........              (73)              328            (397)            (638)            (345)
                                                   -----------       -----------      ----------       ----------       ----------
Earnings before income taxes ................           22,155            12,509           6,820            3,447            1,660
Income tax expense ..........................            8,937             4,951           2,701            1,181              476
                                                   -----------       -----------      ----------       ----------       ----------
Net earnings ................................      $    13,218       $     7,558      $    4,119       $    2,266       $    1,184
                                                   ===========       ===========      ==========       ==========       ==========

Earnings per share(1)(2)
      Basic .................................      $      1.30       $      0.90      $     0.63       $     0.59
                                                   ===========       ===========      ==========       ==========
    Diluted .................................      $      1.23       $      0.85      $     0.59       $     0.54
                                                   ===========       ===========      ==========       ==========
Shares used in per share calculations(1)(2)
    Basic ...................................       10,197,642         8,367,315       6,520,135        4,186,047
                                                   ===========       ===========      ==========       ==========
    Diluted .................................       10,708,773         8,901,477       6,940,495        4,637,252
                                                   ===========       ===========      ==========       ==========
SELECTED OPERATING DATA:
"Insight" catalogs distributed ..............       10,953,000        12,231,000       9,310,000        4,826,000        1,679,000
Account executives (end of period) ..........              652               374             236              194              129
Inventory turnover(3) .......................              19x               17x             13x              18x              13x




                                                                                   December 31,
                                                     1997              1996            1995             1994          1993
                                                     ----              ----            ----             ----          ----
                                                                                                     (unaudited)     (unaudited)
                                                                                   (in thousands)

CONSOLIDATED BALANCE SHEET DATA:
Working capital..................................  $114,663          $ 70,362         $31,179          $ 3,202          $ 2,095
Total assets.....................................   168,515           114,465          69,548           38,192           27,809
Short-term debt..................................         -                 -               -           12,846            3,560
Long-term debt, excluding current portion........    32,750                 -               -              971              324
Stockholders' equity.............................   102,380            83,941          37,546            4,901            3,582

----------
(1) Net earnings per share and shares used in per share calculation for the year ended December 31, 1994 is pro forma and unaudited and for calendar 1994, reflect the elimination of executive compensation expense in excess of the amounts due under employment contracts with two officers effective as of October 1, 1994 and reflect the additional income taxes on S corporation earnings assuming an effective tax rate of 39.6%. Certain subsidiaries of the Company were S corporations prior to June 30, 1994 and were not subject to federal and state income taxes. As a result of these adjustments, pro forma net earnings is $2,487,000 for the year ended December 31, 1994. Shares used in per share calculation are calculated using the treasury stock method. Earnings per share calculations reflect the reincorporation of the Company as a Delaware corporation and the related share exchange.

(2) As adjusted to reflect the 3-for-2 stock split effected in the form of a stock dividend and payable on September 17, 1997 to the stockholders of record at the close of business on August 27, 1997. All share amounts, share prices and earnings per share in the Annual Report on Form 10-K have been retroactively adjusted to reflect this 3-for-2 stock split.

(3) Inventory turnover is calculated by dividing cost of goods sold for the year by the average of the beginning and ending inventory for the year and inventory at quarter ends within that year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Certain statements contained in this Item and elsewhere in this report may be "forward-looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995. These forward-looking statements may include projections of matters that may affect revenue or net earnings; projections of capital expenditures; projections of growth; hiring plans; plans for future operations; financing needs or plans; plans relating to the Company's products; and assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking information. Some of the important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by the Company include, but are not limited to, the following: fluctuations in operating results, intense competition, management of rapid growth, need for additional financing, reliance on suppliers, rapid change in product standards, inventory obsolescence, risk of business interruption, changing methods of distribution, sales tax uncertainty, future acquisitions, increasing marketing, postage and shipping cost, reliance on outsourcing arrangements, year 2000 issues, and dependence on key personnel. The section in this Item entitled "Factors That May Affect Future Results and Financial Condition" discusses these important factors in greater detail. The Company undertakes no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

OVERVIEW

   The Company commenced operations in 1988 as a direct marketer of hard disk drives and other mass storage products. In calendar 1990, the Company began marketing its own Insight-brand computers and in calendar 1991 and 1992 added hardware, software and other name brand computers to its product line. Through calendar 1992, the Company based its marketing practices primarily on advertising in computer magazines and the use of inbound toll-free telemarketing. In calendar 1993, the Company shifted its marketing strategy to the publication of proprietary catalogs and the use of outbound account executives focused on the business, education and government markets. During calendar 1995, the Company began to de-emphasize the sale of Insight-brand computers and discontinued the sale of Insight-brand computers in the fourth quarter of calendar 1995. Although the cost savings from this decision have positively impacted earnings from operations, gross margin has been negatively affected. The Company expects gross margins to continue to decline in 1998 primarily due to industry-wide pricing pressures and to a continued shift in product mix.

   In calendar 1997, Insight continued to increase its focus on the business, education and government markets, which aggregated approximately 89% of its business in calendar 1997. During calendar 1995, the Company nearly doubled its catalog circulation to generate leads and aggressively tested new lists. In calendar 1997, the Company decreased its catalog circulation because the Company used information generated from prior year tests, targeted mailings to its best prospective customers and increased its focus on penetrating existing accounts. To that end, the Company has recently hired a number of senior sales managers and account executives, and plans to continue to actively increase its account executive base by approximately 50 to 75, per quarter, during 1998.

   In order to leverage its infrastructure, the Company, in calendar 1992, began outsourcing direct marketing services to third parties. Under most of the Company's outsourcing arrangements, the Company takes title to inventories of products and assumes the risk of collection of accounts receivable in addition to its sales functions. Revenues derived from the sales of such products are included in the Company's net sales. Certain other outsourcing arrangements are primarily service-based, and the Company generally derives net sales from these types of arrangements based on a percentage of the revenue generated from products sold. Accordingly, the rate of the Company's net sales growth in future periods may be affected by the mix of outsourcing arrangements which are in place from time to time. Additionally, some of the programs maybe more seasonal in nature, as their target customers can have cyclical buying patterns. Outsourcing represented 7.8% and 8.7% of the Company's net sales in calendar 1997 and calendar 1996, respectively.

   Generally, pricing in the computer and related products industry is very aggressive. The Company expects pricing pressures to continue and that it will be required to reduce its prices to remain competitive. Such a reduction could have a material adverse effect on the Company's financial condition and results of operations.


                              RESULTS OF OPERATIONS

The following table sets forth for the calendar periods indicated certain financial data as a percentage of net sales:

                                                           YEARS ENDED DECEMBER 31,
                                                        1997         1996         1995
                                                        ----         ----         ----
Net sales........................................      100.0%       100.0%       100.0%
Costs of goods sold..............................       87.4         86.3         85.3
                                                       -----        -----        -----
Gross profit.....................................       12.6         13.7         14.7
Selling, general and administrative
     expenses....................................        9.1         10.7         12.0
                                                       -----        -----        -----
Earnings from operations.........................        3.5          3.0          2.7
Non-operating income (expense), net..............       (0.0)         0.0         (0.2)
                                                       -----        -----        -----
Earnings before income taxes.....................        3.5          3.0          2.5
Income tax expense...............................        1.4          1.2          1.0
                                                       -----        -----        -----
Net earnings.....................................        2.1%         1.8%         1.5%
                                                       =====        =====        =====

CALENDAR 1997 COMPARED TO CALENDAR 1996

   Net Sales. Net sales increased $216.8 million, or 52.8%, to $627.7 million in calendar 1997 from $410.9 million in calendar 1996. Sales derived from direct marketing increased $203.5 million, or 54.3%, to $578.5 million in calendar 1997 from $375.0 million in calendar 1996. This increase resulted primarily from deeper account penetration, a greater percentage of business customers, increased emphasis on outbound telemarketing, increased account executive productivity, more effective sales management, and an increase in the Company's customer base and average order size. A significant factor in the average order size increase was an increase in sales of notebook and desktop computers. Sales derived from outsourcing arrangements increased $13.3 million, or 37.0%, to $49.2 million in calendar 1997 from $35.9 million in calendar 1996.

   Gross Profit. Gross profit increased $22.7 million, or 40.2%, to $79.1 million in calendar 1997 from $56.4 million in calendar 1996. As a percentage of sales, gross margin decreased from 13.7% in calendar 1996 to 12.6% in calendar 1997. The gross margin on the Company's direct marketing sales decreased due to a shift in product mix and due to industry pricing pressures but was partially offset by the Company's ability, as a result of its increased volume and financial position, to take advantage of supplier payment discounts, supplier reimbursements, rebates and bulk purchasing opportunities. The Company experienced significant growth in the notebook and desktop computer category which carries a lower gross margin and a significant decline in hard disk drives as a percentage of sales which carries a higher gross margin. The gross margin on the Company's outsourcing business increased as a result of higher gross margin obtained with its revenue-based arrangements. The Company expects gross margin to continue to decline in calendar 1998 primarily due to industry-wide pricing pressures and a continued shift in product mix.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $12.7 million, or 28.6%, to $56.9 million in calendar 1997 from $44.2 million in calendar 1996, but decreased as a percent of sales to 9.1% in calendar 1997 from 10.7% in calendar 1996. This decline was attributable to increased economies of scale, and the Company's continued shift in its marketing strategy, including the reduction in advertising costs as a percent of sales due to the increase in supplier reimbursements from manufacturers and a reduction of more expensive advertising in computer publications. These decreases were partially offset by additional costs associated with an increase in the number of account executives and losses experienced in the initial months of new outsourcing contracts.

   Non-Operating Income (Expense), Net. Non-operating income (expense), net, which consists primarily of interest, changed from $328,000 of interest income, net in calendar 1996 to $73,000 of interest expense, net in calendar 1997. Interest expense primarily relates to borrowings under the Company's line of credit which have been necessary to finance the Company's growth. Interest expense has increased as the net proceeds from Insight's public offerings in November 1995 and November 1996 have been utilized by operating activities. Additionally, the interest expense associated with the Company's new sales and administrative facility was capitalized up to the date of occupancy. Interest income is generated by the Company through short-term investments, some of which are investment grade tax advantaged bonds.

   Income Tax Expense. The Company's effective tax rate was 40.3% and 39.6% for the calendar years 1997 and 1996, respectively. The increase in the effective tax rate reflects an increase in the Company's marginal tax rate, which was partially offset by investments made in tax advantaged bonds.


CALENDAR 1996 COMPARED TO CALENDAR 1995

   Net Sales. Net sales increased $138.8 million, or 51.0%, to $410.9 million in calendar 1996 from $272.1 million in calendar 1995. Sales derived from direct marketing increased $130.8 million, or 53.6%, to $375.0 million in calendar 1996 from $244.2 million in calendar 1995. This increase resulted primarily from an increase in the number of account executives from 236 to 374, increased emphasis on outbound telemarketing, a more than 30% increase in "Insight" catalog circulation and an increase in the Company's customer base and average order size. A significant factor in the average order size increase was an increase in sales of notebook computers. Sales derived from outsourcing arrangements increased $8.0 million, or 28.7%, to $35.9 million in calendar 1996 from $27.9 million in calendar 1995. The increase in outsourcing sales resulted from increased sales from existing outsourcing arrangements and the addition of new outsourcing contracts with manufacturers, offset in part by a de-emphasis of sales to third-party marketers.

   Gross Profit. Gross profit increased $16.4 million, or 41.0%, to $56.4 million in calendar 1996 from $40.0 million in calendar 1995. As a percentage of sales, gross margin decreased from 14.7% in calendar 1995 to 13.7% in calendar 1996. The gross margin on the Company's direct marketing sales decreased due to industry pricing pressures but was partially offset by the Company's ability, as a result of its increased volume and financial position, to take advantage of vendor discounts, rebates and bulk purchasing opportunities. In addition, the Company's decision to eliminate its private label computer line and instead emphasize name brand computers has had a negative impact on the gross margin, although the cost savings from this decision has positively affected operating margins. Sales of Insight-brand computers accounted for 12% of sales in calendar 1995 but less than 0.1% of sales in calendar 1996. Additionally, the Company experienced significant growth in the notebook category which carries a lower gross margin.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $11.4 million, or 35.0%, to $44.2 million in calendar 1996 from $32.8 million in calendar 1995, but decreased as a percent of sales to 10.7% in calendar 1996 from 12.0% in calendar 1995. This decline was attributable to increased economies of scale, and the Company's continued shift in its marketing strategy, including the reduction in advertising costs as a percent of sales due to the increase in cooperative marketing reimbursements from manufacturers and a reduction of more expensive advertising in computer publications. These decreases were partially offset by additional costs associated with an increase in catalog circulation, the number of account executives and losses experienced in the initial months of new outsourcing contracts.

   During the second quarter of calendar 1995, the Company adopted the American Institute of Certified Public Accountants Statement of Position 93-7, "Reporting on Advertising Costs" (SOP 93-7), that requires the capitalization and amortization of direct response advertising costs over their expected revenue stream (generally three months). This adjustment resulted in deferrals of advertising costs of $366,000 in calendar 1995. No advertising costs were deferred or included in other assets as of December 31, 1996.

   Non-Operating Income (Expense), net. Non-operating income (expense), net, which consists primarily of interest, changed from $397,000 of interest expense in calendar 1995 to $328,000 of interest income in calendar 1996. Interest expense primarily relates to borrowings under the Company's line of credit which have been necessary to finance the Company's growth. Interest expense has decreased because of Insight's initial and secondary public offerings in January 1995 and November 1995 and a more favorable interest rate available to the Company under its credit facility entered in June 1995. Additionally, the interest expense associated with the Company's new facility has been capitalized. Interest income is generated by the Company through short term investments, some of which are investment grade tax advantaged bonds.

   Income Tax Expense. The Company's effective tax rate was 39.6% in each of calendar 1996 and 1995.

SEASONALITY AND QUARTERLY RESULTS

   The Company has historically experienced seasonal fluctuations in its growth of net sales, earnings from operations and net earnings. As the Company has increased its percentage of sales from business, education and government markets, the Company's quarterly net sales, earnings from operations and net earnings have been less impacted by seasonality. The Company's net sales growth rate and earnings from operations and net earnings as a percentage of net sales could be affected by the mix of outsourcing arrangements which are in place from time to time. Additionally, some of the outsourcing programs can be seasonal in nature, as their target customers can have cyclical buying patterns. The following table sets forth certain quarterly information for the Company's two most recent calendar years:


                                                                            QUARTERS ENDED
                              DEC. 31,     SEPT. 30,      JUNE 30,     MAR. 31,     DEC. 31,    SEPT. 30,     JUNE 30,      MAR 31,
                                1997          1997          1997        1997         1996         1996         1996          1996
Net sales ...............    $186,329      $171,326      $139,255     $130,825     $112,931     $102,383     $100,950     $ 94,655
Costs of goods sold .....     162,944       150,280       121,285      114,103       97,909       88,434       86,934       81,224
                             --------      --------      --------     --------     --------     --------     --------     --------
Gross profit ............      23,385        21,046        17,970       16,722       15,022       13,949       14,016       13,431
Selling, general and
administrative
 expenses ...............      16,392        15,090        13,073       12,340       11,482       10,919       11,078       10,758
                             --------      --------      --------     --------     --------     --------     --------     --------
Earnings from operations.       6,993         5,956         4,897        4,382        3,540        3,030        2,938        2,673
Non-operating income
(expense), net ..........        (288)          (40)          133          122          285           45           22          (24)
                             --------      --------      --------     --------     --------     --------     --------     --------
Earnings before income
  taxes..................       6,705         5,916         5,030        4,504        3,825        3,075        2,960        2,649
Income tax expense ......       2,710         2,390         2,079        1,758        1,514        1,217        1,170        1,050
                             --------      --------      --------     --------     --------     --------     --------     --------
Net earnings ............    $  3,995      $  3,526      $  2,951     $  2,746     $  2,311     $  1,858     $  1,790     $  1,599
                             ========      ========      ========     ========     ========     ========     ========     ========
Net Earnings per share:
     Basic ..............    $   0.39      $   0.35      $   0.29     $   0.27     $   0.25     $   0.23     $   0.22     $   0.20
                             ========      ========      ========     ========     ========     ========     ========     ========
     Diluted ............    $   0.37      $   0.33      $   0.28     $   0.26     $   0.23     $   0.21     $   0.21     $   0.19
                             ========      ========      ========     ========     ========     ========     ========     ========


LIQUIDITY AND CAPITAL RESOURCES

   In November 1995 and November 1996, the Company completed public offerings of common stock. The Company received $16.6 million and $37.4 million, respectively, net of underwriting discounts, commissions and offering expenses. The Company used a substantial portion of the net proceeds to repay amounts outstanding under the line of credit and the remainder for general corporate purposes, including working capital, capital expenditures and facilities expansion.

   The Company's primary capital needs have been to fund the working capital requirements and capital expenditures necessitated by its sales growth. Capital expenditures for calendar 1997 and 1996 were $9.4 million each year, primarily for the construction of a sales and administration building on a 17 acre site in Tempe, Arizona in 1996 and the continued upgrade of the Company's equipment, systems and facilities in 1997. The Company incurred approximately $12.5 million in capital expenditures related to the acquiring of the land and constructing and equipping the facility.

   Cash flows from operations generally have been negative due primarily to increases in accounts receivable and inventories necessitated by the sales growth of the Company and the continued shift from sales to the home market to sales in the business, education and government markets. Accounts receivable have increased primarily due to an increase in open account purchases by commercial customers due to the Company's continued efforts to increase its sales to end users in the business, education and government markets as well as the overall Company sales increase. The Company's net cash used in operating activities was $39.9 million for calendar 1997 as compared to $12.5 million used in operating activities for calendar 1996. The negative cash flow in calendar 1997 is primarily due to a $43.2 million increase in accounts receivable and a $19.8 million increase in inventories. These increases were primarily funded with net borrowings under the line of credit of $32.8 million and operating earnings.

   The Company has a $70 million credit facility with a finance company. As of December 31, 1997, the Company had a $32.8 million outstanding balance and $25.6 million was available under the line of credit. The agreement provides for cash advances outstanding at any one time up to a maximum of $70 million on the line of credit, subject to limitations based upon the Company's eligible accounts receivable and inventories. Cash advances bear interest at LIBOR plus 1.40%. The credit facility can be used to facilitate the purchases of inventories from certain suppliers and that portion will be classified on the balance sheet as accounts payable. The credit facility expires in August 2000. The line is secured by substantially all of the assets of the Company. The line of credit contains various covenants including the requirement that the Company maintain a specified dollar amount of tangible net worth and restrictions on the payment of cash dividends.

   The Company's future capital requirements include financing the growth of working capital items such as accounts receivable and inventories, and the purchases of equipment, furniture and fixtures to accomplish future growth. The Company anticipates that cash flow from operations together with the funds available under its credit facility should be adequate to support the Company's presently anticipated cash and working capital requirements through calendar 1998. The Company's ability to continue funding its planned growth beyond calendar 1998 is dependent upon its ability to generate sufficient cash flow or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required.

INFLATION

   Management does not believe that inflation has had a material effect on the Company's sales during the past three calendar years.

NEW ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," which specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly-held common stock. This statement is effective for the Company for the calendar year ended December 31, 1997; earlier application was not permitted. This new accounting standard requires presentation of basic earnings per share and diluted earnings per share, as defined in the statement.

     In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure", to consolidate existing disclosure requirements. This new standard contains no change in disclosure requirements for the Company. It is effective for the Company for the calendar year ended December 31, 1997.

ACCOUNTING STANDARDS NOT YET ADOPTED BY THE COMPANY

     The FASB has issued several new pronouncements that are not yet adopted by the Company.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," to establish standards for reporting and display of comprehensive income (all changes in equity during a period except those resulting from investments by and distributions to owners) and its components in financial statements. This new standard, which will be effective for the Company for the quarter ending March 31, 1998, is not currently anticipated to have a significant impact on the Company's consolidated financial statements based on the current financial structure and operations of the Company.

     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," to establish standards for reporting information about operating segments in annual financial statements, selected information about operating segments in interim financial reports and disclosures about products and services, geographic areas and major customers. This new standard, which will be effective for the Company for the calendar year ending December 31, 1998, may require the Company to report financial information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments, which may result in more detailed information in the notes to the Company's consolidated financial statements than is currently required and provided.

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

   Fluctuations in Operating Results. The Company's results of operations are influenced by a variety of factors, including general economic conditions, the condition of the computer and related products industry, shifts in demand for or availability of computer and related products and industry announcements of new products or upgrades. Sales can be dependent on specific product categories and any change in demand for or supply of such products could have a material adverse effect on the rate of growth of the Company's sales. The Company's operating results are also highly dependent upon its level of gross profit as a percentage of net sales which fluctuates due to numerous factors including opportunities to increase market share, the availability of opportunistic purchases, changes in prices from suppliers, reductions in the amount of supplier reimbursements that are made available, general competitive conditions, and the relative mix of products sold during the period. The Company expects gross margins to continue to decline in calendar 1998 primarily due to industry-wide pricing pressures and a continued shift in product mix. In addition, the Company's expense levels are based, in part, on anticipated revenues. Therefore, the Company may not be able to control spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, quarterly period-to-period comparisons of the Company's financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

     Highly Competitive Industry. The computer and related products industry is highly competitive. Competition is based primarily on product availability, price, speed of delivery, credit availability, ability to tailor specific solutions to customer needs, quality and breadth of product lines. The Company expects competition to increase as retailers and direct marketers who have not traditionally sold computers and related products enter the industry and if the industry's rate of growth in the United States slows. The Company competes with a large number and wide variety of marketers and resellers of computers and related products, including traditional computer and related products retailers, computer superstores, consumer electronics and office supply superstores, mass merchandisers and national direct marketers (including value-added resellers and specialty retailers, aggregators, distributors, franchisers, manufacturers and national computer retailers some of which have commenced their own direct marketing operations). Certain of the Company's competitors have longer operating histories and greater financial, technical, marketing and other resources than the Company. In addition, many of these competitors offer a wider range of products and services than the Company, and may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many current and potential competitors also have greater name recognition, more extensive promotional activities and adopt more aggressive pricing policies than the Company. There can be no assurance that the Company will be able to compete effectively with current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, results of operations and financial condition.

     The computer and related products industry is undergoing significant change. The Company believes that consumers have become more accepting of large-volume, cost-effective channels of distribution such as computer superstores, consumer electronic and office supply superstores, national direct marketers and mass merchandisers. Computer superstores and direct marketers that compete with the Company have significantly increased their market share and certain traditional computer and related products resellers and direct marketers are combining operations or acquiring or merging with other resellers and direct marketers to increase efficiency. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products and services. Accordingly, it is possible that new competitors or alliances among competitors may emerge and acquire significant market share. Generally, pricing is very aggressive in the industry and the Company expects pricing pressures to continue. There can be no assurance that the Company will be able to offset the effects of price reductions with an increase in the number of customers, higher sales, cost reductions or otherwise. Such pricing pressures could result in an erosion of the Company's market share, reduced sales and reduced operating margins, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. The Company expects gross margins to continue to decline in calendar 1998 primarily due to industry-wide pricing pressures and a continued shift in product mix.

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

     Reliance on Suppliers; Allocation of Goods. The Company acquires products for resale both directly from manufacturers and indirectly through distributors. Purchases from Ingram Micro D, Inc., a distributor of computers and related products, accounted for approximately 19% of the Company's aggregate purchases for calendar 1997. No other supplier accounted for more than 16% of purchases in calendar 1997. However, the top five suppliers as a group accounted for approximately 59% of the Company's product purchases during calendar 1997 period. The loss of Ingram Micro D, Inc. or any other supplier could cause a short-term disruption in the availability of products. Certain of the products offered by the Company are subject to manufacturer allocation which limits the number of units of such products available to resellers, including the Company. The inability of the Company to obtain a sufficient quantity of products, in particular, high demand products such as notebooks, or an allocation of products from a manufacturer in a way which favors one of the Company's competitors relative to the Company, could cause the Company to be unable to fill customers' orders in a timely manner, or at all, which could have a material adverse effect on the Company's business, results of operations and financial condition. Certain suppliers provide the Company with substantial incentives in the form of payment discounts, supplier reimbursements, price protections and rebates. Supplier funds are used to offset, among other things, cost of goods sold, marketing costs, and other operating expenses. The Company competes with other market competitors for these funds. No assurance can be given that the Company will continue to receive such incentives or that it will be able to collect outstanding amounts relating to these incentives in a timely manner or at all. A reduction in or discontinuance of, a significant delay in receiving or the inability to collect such incentives could have a material adverse effect on the Company's business, results of operations and financial condition.

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

   State Sales or Use Tax Collection. The Company presently collects sales tax only on sales of products to shipped to customers in the State of Arizona. Sales to customers located within the State of Arizona were approximately 11% of the Company's net sales during calendar 1997. Various states have sought to impose on direct marketers the burden of collecting state sales or use taxes on the sales of products shipped to that state's residents. The United States Supreme Court affirmed its position that under the Commerce Clause of the United States Constitution, a state cannot constitutionally impose sales or use tax collection obligations on an out-of-state mail order company whose only contacts with the state are the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier. If the Supreme Court changes its position or if legislation is passed to overturn the Supreme Court's decision, the imposition of a sales or use tax collection obligation on the Company in states to which it ships products would result in additional administrative expenses to the Company, could result in price increases to the customer or could otherwise have a material adverse effect on the Company's business, results of operations and financial condition. From time to time, legislation to overturn this decision of the Supreme Court has been introduced, although to date, no such legislation has been passed.

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

   Risks Associated with Year 2000 Problem. Several currently installed computer systems and software products, including several used by the Company, are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Therefore, the Company's date critical functions related to the year 2000 and beyond, such as sales, distribution, purchasing, inventory control, marketing, product management, and financial systems may be adversely affected unless these computer systems are or become year 2000 compliant. The Company is in the process of preparing its computer-based systems for the year 2000 and plans on utilizing both internal and external resources to identify, correct, replace, or reprogram, and test its systems for year 2000 compliance in advance of the year 2000. In addition, in order to accommodate its rapid growth, the Company is evaluating a possible replacement of its existing software over the next two years with software that would be year 2000 compliant. The Company continues to evaluate the estimated costs associated with these efforts based on actual experience and does not expect the future costs of resolving its internal year 2000 problems to be material. However, no assurance can be given that the Company's computer systems will be year 2000 compliant in a timely manner or that the Company will not incur significant additional expenses pursuing year 2000 compliance. Furthermore, even if the Company's systems are year 2000 compliant, there can be no assurance that the Company will not be adversely affected by the failure of others to become year 2000 compliant or by the failure of the Company's suppliers to provide year 2000 compliant products for resale by the Company. For example, the Company may be adversely affected by, among other things, warranty and other claims made by the Company's customers related to product failures caused by the year 2000 problem, the disruption or inaccuracy of data provided to the Company by non-year 2000 compliant third parties, and the failure of the Company's service providers, such as credit card processors and independent shipping companies to become year 2000 compliant. Despite the Company's efforts to date, there can be no assurance that the year 2000 problem will not have a material adverse affect on the Company in the future.

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

   The information required by this Item is included in this Report beginning at page 24.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   There were no disagreements with accountants on accounting and financial disclosure matters during the periods reported herein.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information included under the captions "Information Concerning Directors, Nominees and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 7, 1998 (the "Proxy Statement") is incorporated herein by reference. The Company anticipates filing the Proxy Statement within 120 days after December 31, 1997. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not being filed as a part hereof.


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

                                     PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this Report:

1. Financial Statements

   The consolidated financial statements of Insight Enterprises, Inc. and subsidiaries and the Independent Auditors' Report are filed herein beginning on page 24.

2. Exhibits.

   (a) Exhibits (unless otherwise noted, exhibits are filed herewith)

 EXHIBIT NO.                               DESCRIPTION
 -----------                               -----------
 2          (1)         --  Form of Articles of Merger and Certificate of Merger between Insight Enterprises, Inc., an Arizona corporation, and Insight Enterprises, Inc., a Delaware corporation (the
                            "Registrant")
 3.1        (6)         --  Amended and Restated Certificate of Incorporation of Registrant
 3.2        (1)         --  Bylaws of the Registrant
 4.1        (1)         --  Specimen Common Stock Certificate
10.1        (1)(2)      --  Form of Indemnification Agreement
10.2        (1)(3)      --  1994 Stock Option Plan of the Registrant
10.3        (1)(3)      --  Predecessor Stock Option Plan
10.4        (3)(4)      --  1995 Employee Stock Purchase Plan of the Registrant
10.5        (3)(5)      --  Amendment to 1994 Stock Option Plan of the Registrant
10.6        (3)(7)      --  1998 Long-Term Incentive Plan
11                      --  Computation of Net Earnings per Common Share
21                      --  Subsidiaries of the Registrant
23                      --  Consent of KPMG Peat Marwick LLP
27.1                    --  Financial Data Schedule as of and for the year ended December 31, 1997
27.2                    --  Financial Data Schedule as of and for the year ended December 31, 1996
27.3                    --  Financial Data Schedule as of and for the year ended December 31, 1995

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

(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

(7) Incorporated by reference to the Company's Notice of 1997 Annual Meeting of Stockholders.

         (b) No current Reports on Form 8-K were filed by the Company during the fourth quarter of the calendar year ended December 31, 1997.

                  A Form 8-K was filed by the Company on January 30, 1998 reporting the change of the Company's fiscal year end from June 30 to December 31.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           INSIGHT ENTERPRISES, INC.

                                           By  /s/ Eric J. Crown
                                             ----------------------------------
                                           Eric J. Crown
                                           Chief Executive Officer

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


      SIGNATURE                                                TITLE                                      DATE
      ---------                                                -----                                      ----
 /s/ Eric J. Crown                                     Chairman of the Board of                        March 26, 1998
-----------------------------------------------        Directors and Chief Executive Officer
Eric J. Crown                                          (Principal Executive Officer)

 /s/ Timothy A. Crown                                  Director and President                          March 26, 1998
-----------------------------------------------
Timothy A. Crown

 /s/ Stanley Laybourne                                 Chief Financial Officer,                        March 26, 1998
-----------------------------------------------        Secretary, Treasurer and
Stanley Laybourne                                      Director (Principal Financial and
                                                       Accounting Officer)

 /s/ Larry A. Gunning                                  Director                                        March 26, 1998
-----------------------------------------------
Larry A. Gunning


 /s/ Robertson C. Jones                                Director                                        March 26, 1998
-----------------------------------------------
Robertson C. Jones

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                        PAGE
                                                                                                        ----
       Independent Auditors' Report............................................................         24
       Consolidated Balance Sheets - December 31, 1997 and  1996...............................         25
       Consolidated Statements of Earnings - For each of the years in the
         three-year period ended December 31, 1997.............................................         26
       Consolidated Statements of Stockholders' Equity - For each of the years
         in the three-year period ended December 31, 1997......................................         26
       Consolidated Statements of Cash Flows - For each of the years in the
         three-year period ended December 31, 1997.............................................         27
       Notes to Consolidated Financial Statements..............................................         28

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
Insight Enterprises, Inc.:


   We have audited the accompanying consolidated balance sheets of Insight Enterprises, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insight Enterprises, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.





                                               KPMG Peat Marwick LLP

Phoenix, Arizona
January 29, 1998

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                      DECEMBER 31,
                                   ASSETS                                                          1997          1996
                                                                                                   ----          ----
Current assets:
        Cash and cash equivalents .........................................................      $  6,982      $ 21,166
        Accounts receivable, net of allowances for doubtful accounts of $3,274 and $3,214,
        respectively.......................................................................        86,771        47,772
        Inventories .......................................................................        46,100        27,530
        Prepaid expenses and other current assets .........................................         8,195         4,418
                                                                                                 --------      --------
              Total current assets ........................................................       148,048       100,886


Property and equipment, net ...............................................................        20,432        13,466
Other assets ..............................................................................            35           113
                                                                                                 --------      --------
                                                                                                 $168,515      $114,465
                                                                                                 ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

        Accounts payable ..................................................................      $ 29,081      $ 27,938
        Accrued expenses and other current liabilities ....................................         4,304         2,586
                                                                                                 --------      --------
              Total current liabilities ...................................................        33,385        30,524

Line of credit ............................................................................        32,750          --

Commitments

Stockholders' equity:
        Preferred stock, $.01 par value, 3,000,000 and 1,000,000 shares authorized in
          1997 and 1996, respectively, no shares issued .....................................          --            --
        Common stock, $.01 par value, 30,000,000 and 10,000,000 shares authorized in 1997 and 1996, respectively; 10,367,742 in 1997 and 10,089,873 in 1996 shares issued and
          outstanding......................................................................           104           101
        Additional paid-in capital ........................................................        72,616        67,366
        Retained earnings .................................................................        29,660        16,474
                                                                                                 --------      --------
            Total stockholders' equity ....................................................       102,380        83,941
                                                                                                 --------      --------
                                                                                                 $168,515      $114,465
                                                                                                 ========      ========

          See accompanying notes to consolidated financial statements.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                       YEARS ENDED DECEMBER 31,
                                                                                    1997         1996         1995
                                                                                 -----------  -----------  -------
Net sales..................................................................      $   627,735  $   410,919  $   272,051
Costs of goods sold........................................................          548,612      354,501      232,063
                                                                                 -----------  -----------  -----------
         Gross profit......................................................           79,123       56,418       39,988
Selling, general and administrative expenses...............................           56,895       44,237       32,771
                                                                                 -----------  -----------  -----------
         Earnings from operations..........................................           22,228       12,181        7,217
Non-operating income (expense), net........................................              (73)         328         (397)
                                                                                 -----------  -----------  -----------
         Earnings before income taxes......................................           22,155       12,509        6,820
Income tax expense.........................................................            8,937        4,951        2,701
                                                                                 -----------  -----------  -----------
         Net earnings......................................................      $    13,218  $     7,558  $     4,119
                                                                                 ===========  ===========  ===========

Earnings per share:
         Basic.............................................................      $      1.30  $      0.90  $      0.63
                                                                                 ===========  ===========  ===========
         Diluted...........................................................      $      1.23  $      0.85  $      0.59
                                                                                 ===========  ===========  ===========

Shares used in per share calculation:
         Basic.............................................................       10,197,642    8,367,315    6,520,135
                                                                                 ===========  ===========  ===========
         Diluted...........................................................       10,708,773    8,901,477    6,940,495
                                                                                 ===========  ===========  ===========





                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)




                                                                              ADDITIONAL                              TOTAL
                                                                 COMMON        PAID-IN         RETAINED           STOCKHOLDERS'
                                                                 STOCK         CAPITAL         EARNINGS              EQUITY
                                                                 -----         -------         --------              ------
Balances at December 31, 1994..........................          $   30       $     74         $   4,797            $  4,901
    Issuance of common stock...........................              51         28,475                 -              28,526
    Net earnings.......................................               -              -             4,119               4,119
                                                                 ------       --------         ----------            -------
Balances at December 31, 1995..........................              81         28,549             8,916              37,546
    Issuance of common stock...........................              20         38,120                 -              38,140
    Tax benefit recognized on stock options exercised..               -            697                 -                 697
    Net earnings.......................................               -              -             7,558               7,558
                                                                 ------       --------         ----------            -------
Balances at December 31,1996...........................             101         67,366            16,474              83,941
    Issuance of common stock...........................               3          2,418                 -               2,421
    Tax benefit recognized on stock options exercised..               -          2,832                 -               2,832
    Foreign currency translation adjustment............               -              -               (32)                (32)
    Net earnings.......................................               -              -            13,218              13,218
                                                                 ------       --------         ----------            -------
Balances at December 31, 1997..........................          $  104       $ 72,616         $  29,660            $102,380
                                                                 ======       ========         =========            ========

          See accompanying notes to consolidated financial statements.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                YEARS ENDED DECEMBER 31,
                                                                                           1997           1996           1995
                                                                                           ----           ----           ----
Cash flows from operating activities:
    Net earnings ..................................................................      $ 13,218       $  7,558       $  4,119
    Adjustments to reconcile net earnings to net cash used in operating activities:
      Depreciation ................................................................         2,461          1,204            916
      Tax benefit from stock options exercised ....................................         2,832            697           --
      Provision for losses on accounts receivable .................................         4,164          1,801            878
      Provision for obsolete and slow moving inventories ..........................         1,261            914            341
      Deferred income taxes .......................................................           291           (881)           331
      Change in assets and liabilities:
        Increase in accounts receivable ...........................................       (43,163)       (18,735)       (14,493)
        Increase in inventories ...................................................       (19,831)        (2,854)       (13,756)
        Decrease (increase) in prepaid expenses and other current assets ..........        (4,068)        (1,752)          (341)
        Decrease (increase) in other assets .......................................            78            999           (955)
        Increase  (decrease) in accounts payable ..................................         1,143         (2,278)        13,065
        Increase (decrease) in accrued expenses and other current liabilities .....         1,718            800           (513)
                                                                                         --------       --------       --------
          Net cash used in operating activities ...................................       (39,896)       (12,527)       (10,408)
                                                                                         --------       --------       --------

Cash flows from investing activities:
    Purchases of property and equipment ...........................................        (9,427)        (9,415)        (3,658)
                                                                                         --------       --------       --------
          Net cash used in investing activities ...................................        (9,427)        (9,415)        (3,658)
                                                                                         --------       --------       --------

Cash flows from financing activities:
    Net borrowings (repayments) on lines of credit ................................        32,750           --          (12,846)
    Repayment of capital lease obligations ........................................          --             --             (139)
    Repayment of notes payable to stockholders ....................................          --             --             (856)
    Issuance of common stock ......................................................         2,421         38,140         28,526
                                                                                         --------       --------       --------
          Net cash provided by financing activities ...............................        35,171         38,140         14,685
                                                                                         --------       --------       --------

Effect of exchange rate on cash and cash equivalents ..............................           (32)          --             --
                                                                                         --------       --------       --------

Increase (decrease) in cash and cash equivalents ..................................       (14,184)        16,198            619
Cash and cash equivalents at beginning of year ....................................        21,166          4,968          4,349
                                                                                         --------       --------       --------

Cash and cash equivalents at end of year ..........................................      $  6,982       $ 21,166       $  4,968
                                                                                         ========       ========       ========

Supplemental disclosures of cash flow information:
    Cash paid during the year for interest ........................................      $    261       $    111       $    461
                                                                                         ========       ========       ========
    Cash paid during the year for income taxes ....................................      $ 10,504       $  5,205       $  2,688
                                                                                         ========       ========       ========

          See accompanying notes to consolidated financial statements.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


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

     In August 1997, the Company's Board of Directors approved a 3-for-2 stock split effected in the form of a stock dividend and payable on September 17, 1997 to stockholders of record at the close of business on August 27, 1997. All share amounts, share prices and earnings per share have been retroactively adjusted to reflect this 3-for-2 stock split.

     In January 1998, Insight changed its year end to December 31 from June 30. Financial results for prior periods are now presented on a calendar year basis for all years presented.

Cash Equivalents

     INSIGHT considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents.

Inventories

     Inventories, principally purchased computers, hardware and software, are stated at the lower of weighted average cost or market. Provisions are made currently for obsolete, slow moving and nonsalable inventory.

Property and Equipment

     Property and equipment are stated at cost. Major improvements and betterments are capitalized; maintenance, repairs and minor replacements are expensed as incurred. Depreciation is provided using the straight-line method over the economic lives of the assets ranging from three to 29 years. Leasehold improvements are amortized over the shorter of the underlying lease term or asset life.

Deferred Revenue

     Deferred revenue represents cash received as advance payments for products and deferred revenue on extended warranty and service contracts.

Sales Recognition

     Sales are recognized upon shipment to the customer. Provisions are made currently for estimated product returns expected to occur under INSIGHT's return policy.

Advertising Costs

     Costs of direct-response advertising are capitalized and amortized over the expected revenue stream, generally three months, while other advertising costs are expensed as incurred. All advertising costs are recorded net of related supplier reimbursements. Direct response advertising consists primarily of costs incurred to develop and distribute catalogs and magazine advertising.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


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

Foreign Currency Translation

     The financial statements of the Company's Canadian subsidiary are translated into US dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Assets and liabilities of the subsidiary are translated into US dollars at current exchange rates. Income and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are recorded directly as a separate component of stockholders' equity. All transaction gains or losses are recorded in the statement of earnings.

Earnings Per Share

     Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during each year. Diluted earnings per share includes the impact of stock options assumed to be exercised using the treasury stock method. The denominator for diluted earnings per share is greater than the denominator used in basic earnings per share by 511,131 shares in 1997, 534,162 shares in 1996 and 420,360 shares in 1995. The numerator is the same for both basic and diluted earnings per share.

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

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


(2) Property and Equipment

    Property and equipment consist of the following:

                                                                    DECEMBER 31,
                                                                1997           1996
                                                                ----           ----
                                                                  (IN THOUSANDS)
               Building ................................      $  9,875       $   --
               Land ....................................         2,160          2,160
               Equipment ...............................         5,998          2,956
               Furniture and fixtures ..................         6,544          2,594
               Leasehold improvements ..................         1,145          1,328
               Software ................................           952            331
               Construction in progress ................          --            7,891
                                                              --------       --------
                                                                26,674         17,260
               Accumulated depreciation and amortization        (6,242)        (3,794)
                                                              --------       --------
               Property and equipment, net .............      $ 20,432       $ 13,466
                                                              ========       ========


(3)  Line of Credit

     INSIGHT has a $70,000,000 credit facility with a finance company. The agreement provides for cash advances outstanding at any one time up to a maximum of $70,000,000 on the line of credit, subject to limitations based upon the Company's eligible accounts receivable and inventories. As of December 31, 1997, $25,552,000 was available under the line of credit. Cash advances bear interest at the London Interbank Offered Rate (LIBOR) plus 1.40% (7.12% at December 31,
1997) payable monthly. The credit facility can be used to facilitate the purchases of inventories from certain suppliers and that portion is classified on the balance sheet as accounts payable. As of December 31, 1997 and 1996, the balance of this portion of the credit facility was $6,950,000 and $4,730,000 respectively.

     The credit facility expires in August 2000 at which time the outstanding balance is due. The line is secured by substantially all of the assets of the Company. The line of credit contains various covenants including the requirements that the Company maintain specific dollar amount of tangible net worth and restrictions on payment of cash dividends.

(4)  Lease Commitments

     The Company has several non-cancelable operating leases, primarily for office and distribution center space and certain office equipment. Rental expense for operating leases was $1,209,000, $721,000 and $521,000, for the years ended December 31, 1997, 1996 and 1995, respectively.

     Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 1997 are as follows:

               Years ending December 31,:       (in thousands)
               --------------------------       --------------
                          1998                    $  1,168
                          1999                         742
                          2000                         568
                          2001                         423
                          2002                         113
                       Thereafter                       47
                                                  --------
                                                  $  3,061
                                                  ========

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995



(5)  Income Taxes

     Income tax expense (benefit) consists of the following:


                                                                                        YEARS ENDED DECEMBER 31,
                                                                                     1997         1996        1995
                                                                                  ----------    ---------   ------
                                                                                             (IN THOUSANDS)
     Current:
         Federal................................................................  $    6,842    $   4,647   $   2,059
         State..................................................................       1,759        1,224         542
                                                                                  ----------    ---------   ---------
                                                                                       8,601        5,871       2,601
                                                                                  ----------    ---------   ---------

     Deferred:
         Federal................................................................         261         (710)         77
         State..................................................................          75         (210)         23
                                                                                  ----------    ---------   ---------
                                                                                         336         (920)        100
                                                                                  ----------    ---------   ---------
                                                                                  $    8,937    $   4,951   $   2,701
                                                                                  ==========    =========   =========

     Income tax expense amounted to $8,937,000, $4,951,000 and $2,701,000 for the years ended December 31, 1997, 1996 and 1995, respectively (an effective rate of 40.3%, 39.6% and 39.6% for the years ended December 31, 1997, 1996 and 1995, respectively). The actual expense differs from the "expected" tax expense (computed by applying the U.S. federal corporate income tax rate of 34%) as follows:


                                                                                        YEARS ENDED DECEMBER 31,
                                                                                    1997          1996        1995
                                                                                  ----------    ---------   ------
                                                                                             (IN THOUSANDS)
     Computed "expected" tax expense............................................  $    7,533    $   4,253   $   2,319
     Increase in income taxes resulting from:
         State income taxes, net of federal income tax benefit..................       1,210          669         373
         Other, net.............................................................         194           29           9
                                                                                  ----------    ---------   ---------
                                                                                  $    8,937    $   4,951   $   2,701
                                                                                  ==========    =========   =========

Sources of deferred income taxes and their tax effects are as follows:


                                                                                        YEARS ENDED DECEMBER 31,
                                                                                    1997           1996        1995
                                                                                    ----           ----        ----
                                                                                            (IN THOUSANDS)
     Deferred revenue...........................................................  $       30    $    (228)   $     337
     Prepaid expenses...........................................................          42          154           67
     Allowances for doubtful accounts and returns...............................       1,082         (472)        (115)
     Inventory allowances.......................................................         (12)        (259)         (75)
     Miscellaneous accruals.....................................................        (657)          51           21
     Accrued vacation and other payroll liabilities.............................        (140)        (166)        (111)
     Other, net.................................................................          (9)           0          (24)
                                                                                  ----------    ---------    ---------
                                                                                  $      336    $    (920)   $     100
                                                                                  ==========    =========    =========

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


     The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:

                                                                                               DECEMBER 31,
                                                                                            1997            1996
                                                                                            ----            ----
                                                                                                (IN THOUSANDS)
     Deferred tax assets:
         Deferred revenue.............................................................   $     (14)        $      15
         Allowance for doubtful accounts and returns..................................         266             1,316
         Accrued warranty costs.......................................................           -                 -
         Inventory allowances.........................................................         473               451
         Miscellaneous accruals.......................................................         687                29
         Accrued vacation and other payroll liabilities...............................         534               385
         Other........................................................................           9                 -
                                                                                         ---------         ---------
              Total gross deferred tax assets.........................................       1,955             2,196
                                                                                         ---------         ---------

     Deferred tax liabilities:
         Prepaid expenses.............................................................        (416)             (366)
         Other........................................................................           -                 -
                                                                                         ---------         ---------
              Total gross deferred tax liabilities....................................        (416)             (366)
                                                                                         ---------         ---------
              Net deferred tax asset..................................................   $   1,539         $   1,830
                                                                                         =========         =========

     Due to INSIGHT's profitable operations, management believes that realization of the deferred tax asset is more likely than not; therefore there is no valuation allowance as of December 31, 1997 and 1996. Reversal of INSIGHT's temporary differences is expected to occur in the near future due to their short-term nature.

(6)  Public Offerings

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

 (7) Benefit Plan

     INSIGHT has adopted a defined contribution benefit plan which complies with section 401(k) of the Internal Revenue Code. Employees who complete six months of service are eligible to participate in the Plan. The Plan allows for INSIGHT to match up to 25% of the employees' contributions up to a maximum 6% of total compensation. Contribution expense was $339,000, $165,000, and $100,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


(8)  Stock Option Plans

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

     In November 1994, INSIGHT established a 1994 Stock Option Plan (the 1994
Plan). Options exercisable for a total of 750,000 shares of Common Stock are issuable under the 1994 Plan. During fiscal 1996, Insight amended the 1994 Plan, increasing the number of issuable shares by 525,000. The total 1,275,000 shares of common stock have been reserved for issuance upon the exercise of options under the 1994 Plan. The 1994 Plan provides for the grant to employees of either "incentive stock options" within the meaning of Section 422 of the code, or nonqualified stock options. Under the 1994 Plan, only employees (including officers) of the Company are eligible to receive incentive stock options. The 1994 Plan is administered by the Board of Directors of the Company (or a committee of the Board) which determines the terms of options granted under the 1994 Plan, including the exercise price and the number of shares subject to the option. The 1994 Plan provides the Board of Directors with the discretion to determine when options granted thereunder shall become exercisable. As of December 31, 1997, 9,494 stock options under the 1994 Plan were available for grant.

     In October 1997, the shareholders approved the establishment of the 1998 Long-Term Incentive Plan (the 1998 LTIP) for officers, directors and consultants or independent contractors. The 1998 LTIP authorizes grants of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and performance-based awards. The total number of shares of Common Stock initially available for awards under the 1998 LTIP is 525,000. Additionally, for each 12 month period beginning July 1, 1998 and ending June 30, 2007, an additional 1% to 4%, at the determination of the Board of Directors, of the outstanding shares of Common Stock shall be reserved for issuance under the Plan on a cumulative basis with a calculation of such additional shares to be made on the first day of each quarter of the applicable calendar year; provided, each such calculation of additional shares shall be limited to an amount of additional shares such that the number of shares of Common Stock remaining for grant under the Plan and any of the Company's other option plans, plus the number of shares of Common Stock granted but not yet exercised under the Plan and any of the Company's other option plans shall not exceed 20% of the outstanding shares of Common Stock of the Company at the time of calculation of the additional shares.

     The 1998 LTIP will be administered by the Compensation Committee of the Board of Directors. Except as provided below, the Compensation Committee has the exclusive authority to administer the 1998 LTIP, including the power to determine eligibility, the types of awards to be granted, the price and the timing of awards. The 1998 LTIP does, however, provide that the Company's CEO has the authority to grant awards to any individual (other than the three highest-ranking executives of the Company) and provided further that any grant to an individual who is subject to Section 16 of the Securities Exchange Act of 1934 may not be exercisable for at least six months from the date of grant. As of December 31, 1997, 257,725 shares of common stock available for awards under the 1998 LTIP were available to grant.

     Generally, options granted expire in ten years, are exercisable during the optionee's lifetime only by the recipient and are non-transferable. Unexercised options generally terminate shortly following the date an individual ceases to be an employee of INSIGHT.

     In accordance with the provisions of Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees," the Company measures stock-based compensation expense as the excess of the market price at the grant date over the amount the employee must pay for the stock. The Company's policy is to generally grant stock options at fair market value at the date of grant, so no compensation expense is recognized. As permitted, the Company has elected to adopt only the disclosure provisions of SFAS No. 123.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


     Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net earnings and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                      YEAR ENDED DECEMBER 31,
                                                                    1997                 1996         1995
                                                                    ----                 ----         ----
                                                                         (IN THOUSANDS)
Net earnings                                As Reported           $  13,218            $  7,558      $ 4,119
                                                                  =========            ========      =======

                                            Pro forma             $  12,154            $  6,966      $ 3,900
                                                                  =========            ========      =======

Diluted earnings per share                  As Reported           $    1.23           $    0.85      $  0.59
                                                                  =========           =========      =======

                                            Pro forma             $    1.13           $    0.78      $  0.56
                                                                  =========           =========      =======


     Pro forma net earnings reflect only options granted in calendar 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1995 are not considered under SFAS No. 123.

     For purposes of the SFAS No. 123 pro forma net earnings and net earnings per share calculation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in calendar 1997, 1996 and 1995:

                                                                YEAR ENDED DECEMBER 31,
                                                    1997                 1996                 1995
                                                    ----                 ----                 ----
Dividend yield                                       0%                    0%                   0%
Expected volatility                                 50%                   50%                  50%
Risk free interest rate                             5.6%                 6.0%                 5.3%
Expected lives                                   1.9 years             2.4 years            2.5 years



Activity related to the stock option plans is summarized below:

                                              YEAR ENDED DECEMBER 31,    YEAR ENDED DECEMBER 31,   YEAR ENDED DECEMBER 31,
                                                     1997                         1996                     1995
                                                          Weighted                     Weighted                 Weighted
                                                           Average                      Average                  Average
                                              Number of   Exercise        Number of    Exercise    Number of    Exercise
                                                Shares      Price          Shares        Price       Shares      Price
                                                ------      -----          ------        -----       ------      -----
Balance at the beginning of year .......      1,006,114    $ 10.02         523,412      $ 4.27       313,952     $0.48
Granted.................................        792,168      25.99         672,974       13.06       372,375      6.66
Exercised...............................       (270,044)      8.16        (155,940)       3.98      (115,289)     0.83
Expired ................................       (222,778)     17.48         (34,332)       9.24       (47,626)     6.29
                                             ----------                -----------                 ---------
Balance at the end of  year.............      1,305,460      18.82       1,006,114       10.02       523,412      4.27
                                             ==========                 ==========                 =========
Exercisable at the end of year .........        202,652       5.29         216,006        2.82       279,742      2.14
                                             ==========                 ==========                 =========
Weighted-average fair value
of options granted during the year .....     $     6.37                 $     3.91                 $    2.00
                                             ==========                 ==========                 =========

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


The following table summarizes the status of outstanding stock options as of December 31, 1997:

                                       OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                      -------------------------------------------------    -----------------------------------
                                                Weighted       Weighted
    Range of           Number of                Average        Average                             Weighted
    Exercise            Options                Remaining       Exercise    Number of Options       Average
     Prices           Outstanding          Contractual Life     Price         Exercisable       Exercise Price
     ------           -----------          ----------------     -----         -----------       --------------
$ 0.48 - $ 8.67          410,778              7.06 years        $6.23           178,800             $3.84
  8.83 -  17.67          278,738              8.87              16.36            18,852             14.62
 17.83 -  19.83          269,971              7.54              19.71               500             17.83
 21.82 -  38.00          341,023              9.31              34.96             4,500             22.33
 39.13 -  42.56            4,950              9.88              41.94                 -                 -
                       ---------                                                -------
  0.48 -  42.56        1,305,460              8.14              18.82           202,652              5.29
                       =========                                                =======


(9)  Employee Stock Purchase Plan

     In August 1995, the Company adopted an employee Stock Purchase Plan (the "Purchase Plan"). Under the terms of the Purchase Plan, employees other than officers may purchase a total of up to 150,000 shares of common stock. The purchase price per share is 85% of the market value per share of common stock determined as of the beginning of the quarterly purchase period as specified in the Purchase Plan.

(10)  Non-Operating Income (Expense), net

     Non-operating income (expense), net, has fluctuated year to year between $73,000 and $397,000 of interest expense, net, in calendar 1997 and 1995, respectively, to $328,000 of interest income, net, in calendar 1996. Interest expense primarily relates to borrowings under the Company's line of credit which have been necessary to finance the Company's growth. Interest expense has decreased as a result of the use of the net proceeds from the Company's public offerings. Additionally, interest expense of $164,000 associated with the Company's new sales and administrative facility was capitalized.

(11)   Fair Value of Financial Instruments

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

     Since the fair-value is estimated as of December 31, 1997, the amounts that will actually be realized or paid in settlement of the instrument could be significantly different.

     The carrying amount for cash and cash equivalents are assumed to be the fair value because of the liquidity of these instruments.

     The carrying amounts for accounts receivable, accounts payable, accrued expenses and customer refunds payable approximate fair value because of the short maturity of these instruments.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


(12)  Supplemental Financial Information

     A summary of additions and deductions related to the allowances for accounts receivable and inventories for the years ended December 31, 1997, 1996 and 1995 follows:


                                                           BALANCE AT
                                                          BEGINNING OF                                   BALANCE AT
                                                             PERIOD         ADDITIONS     DEDUCTIONS    END OF PERIOD
                                                             ------         ---------     ----------    -------------
     Allowances for doubtful accounts:

         Year ended December 31, 1997................       $   3,214      $   4,164      $  (4,104)      $   3,274
                                                            =========      =========      =========       =========

         Year ended December 31, 1996................       $   2,179      $   1,801      $    (766)      $   3,214
                                                            =========      =========      =========       =========

         Year ended December 31, 1995................       $   2,119      $     878      $    (818)      $   2,179
                                                            =========      =========      =========       =========

     Allowances for obsolescence of inventories:
         Year ended December 31, 1997................       $   1,142      $   1,080      $    (825)      $   1,397
                                                            =========      =========      =========       =========

         Year ended December 31, 1996................       $     435      $     914      $    (207)      $   1,142
                                                            =========      =========      =========       =========

         Year ended December 31, 1995................       $     277      $     341      $    (183)      $     435
                                                            =========      =========      =========       =========

                               EXHIBIT INDEX

 EXHIBIT NO.                               DESCRIPTION
 -----------                               -----------
 2          (1)         --  Form of Articles of Merger and Certificate of Merger between Insight Enterprises, Inc., an Arizona corporation, and Insight Enterprises, Inc., a Delaware corporation (the
                            "Registrant")
 3.1        (6)         --  Amended and Restated Certificate of Incorporation of Registrant
 3.2        (1)         --  Bylaws of the Registrant
 4.1        (1)         --  Specimen Common Stock Certificate
10.1        (1)(2)      --  Form of Indemnification Agreement
10.2        (1)(3)      --  1994 Stock Option Plan of the Registrant
10.3        (1)(3)      --  Predecessor Stock Option Plan
10.4        (3)(4)      --  1995 Employee Stock Purchase Plan of the Registrant
10.5        (3)(5)      --  Amendment to 1994 Stock Option Plan of the Registrant
10.6        (3)(7)      --  1998 Long-Term Incentive Plan
11                      --  Computation of Net Earnings per Common Share
21                      --  Subsidiaries of the Registrant
23                      --  Consent of KPMG Peat Marwick LLP
27.1                    --  Financial Data Schedule as of and for the year ended December 31, 1997
27.2                    --  Financial Data Schedule as of and for the year ended December 31, 1996
27.3                    --  Financial Data Schedule as of and for the year ended December 31, 1995

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

(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

(7) Incorporated by reference to the Company's Notice of 1997 Annual Meeting of Stockholders.

         (b) No current Reports on Form 8-K were filed by the Company during the fourth quarter of the calendar year ended December 31, 1997.

                  A Form 8-K was filed by the Company on January 30, 1998 reporting the change of the Company's fiscal year end from June 30 to December 31.