Form 10-Q
period 1998-03-31
INSIGHT ENTERPRISES INC
filed 1998-05-15
CIK 932696

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1998

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                  6820 SOUTH HARL AVENUE, TEMPE, ARIZONA 85283
               (Address of principal executive offices) (Zip code)

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

                           Yes    /X/              No / /

The number of shares outstanding of the issuer's common stock as of the April 30, 1998 was 10,618,086

                            INSIGHT ENTERPRISES, INC.


                                      INDEX


                                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

   Condensed Consolidated Balance Sheets -
   March 31, 1998 and December 31, 1997...................................     3

   Condensed Consolidated Statements of Earnings -
   Three Months Ended March 31, 1998 and 1997.............................     4

   Condensed Consolidated Statements of Cash Flows -
   Three Months Ended March 31, 1998 and 1997.............................     5

   Notes to Condensed Consolidated Financial Statements...................     6

Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations.................................................     8


PART II - OTHER INFORMATION...............................................    12

Item 6 - Exhibits and Reports on Form 8-K.................................    12

SIGNATURE.................................................................    13

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      MARCH 31,    DECEMBER 31,
                                                                                        1998           1997
                                                                                      --------       --------
                                                                                     (UNAUDITED)
                                                      ASSETS
Current assets:
     Cash and cash equivalents ................................................       $  8,587       $  6,982
     Accounts receivable, net .................................................        100,025         86,771
     Inventories ..............................................................         31,411         46,100
     Prepaid expenses and other current assets ................................          6,940          8,195
                                                                                      --------       --------
              Total current assets ............................................        146,963        148,048

Property and equipment, net ...................................................         21,799         20,432
Other assets ..................................................................            114             35
                                                                                      --------       --------
                                                                                      $168,876       $168,515
                                                                                      ========       ========


                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable .........................................................       $ 44,147       $ 29,081
     Accrued expenses and other current liabilities ...........................          4,257          4,304
                                                                                      --------       --------
              Total current liabilities .......................................         48,404         33,385

Line of credit ................................................................         10,800         32,750

Stockholders' equity:
     Preferred stock, $.01 par value, 3,000,000 shares authorized,
       no shares issued .......................................................           --             --
     Common stock, $.01 par value, 30,000,000 shares authorized,
       10,528,326 at March 31, 1998 and 10,367,742 at
       December 31, 1997 shares issued and outstanding ........................            105            104
     Paid-in capital ..........................................................         75,557         72,616
     Retained earnings ........................................................         34,010         29,660
                                                                                      --------       --------
               Total stockholders' equity .....................................        109,672        102,380
                                                                                      --------       --------
                                                                                      $168,876       $168,515
                                                                                      ========       ========

     See accompanying notes to condensed consolidated financial statements.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                   -------------------------------

                                                        1998               1997
                                                   ------------        -----------

Net sales ..................................       $    206,796        $   130,825
Costs of goods sold ........................            181,454            114,103
                                                   ------------        -----------
         Gross profit ......................             25,342             16,722
Selling, general and administrative expenses             17,875             12,340
                                                   ------------        -----------
         Earnings from operations ..........              7,467              4,382
Non-operating income (expense), net ........               (377)               122
                                                   ------------        -----------
         Earnings before income taxes ......              7,090              4,504
Income tax expense .........................              2,757              1,758
                                                   ------------        -----------
         Net earnings ......................       $      4,333        $     2,746
                                                   ============        ===========

Earnings per share:
         Basic .............................       $       0.41        $      0.27
                                                   ============        ===========
         Diluted ...........................       $       0.40        $      0.26
                                                   ============        ===========


Shares used in per:
         Basic .............................         10,457,273         10,107,768
                                                   ============        ===========
         Diluted ...........................         10,969,085         10,626,590
                                                   ============        ===========



     See accompanying notes to condensed consolidated financial statements.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                 ----------------------------
                                                                                     1998            1997
                                                                                 ----------        --------
Cash flows from operating activities:
     Net earnings .........................................................$          4,333        $  2,746
     Adjustments to reconcile net earnings to net cash
         used in operating activities:
         Depreciation ......................................................            709             580
         Tax benefit from stock options exercised ..........................          2,093             942
         Provision for losses on accounts receivable .......................            777             593
         Provision for obsolete and slow-moving inventories ................            225             161
         Deferred income tax benefit .......................................            593            (691)
         Loss on disposal of property and equipment ........................           --                11
         Change in assets and liabilities:
              Increase in accounts receivable ..............................        (14,006)        (11,627)
              Decrease (increase) in inventories ...........................         14,465            (958)
              Decrease in prepaid expenses and other current
              assets .......................................................            661             454
              Decrease (increase) in other assets ..........................            (80)             41
              Increase in accounts payable .................................         14,992             314
              Increase (decrease) in accrued expenses and
                  other current liabilities ................................             (6)            539
                                                                                   --------        --------
                  Net cash provided by (used in) operating activities ......         24,756          (6,895)
                                                                                   --------        --------
Cash flows from investing activities:
     Purchases of property and equipment ...................................         (2,074)         (2,905)
                                                                                   --------        --------
                  Net cash used in investing activities ....................         (2,074)         (2,905)
                                                                                   --------        --------
Cash flows from financing activities:
     Net borrowings (repayments) on line of credit .........................        (21,950)           --
     Issuance of common stock ..............................................            850             377
                                                                                   --------        --------
                  Net cash provided by (used in) financing activities ......        (21,100)            377
                                                                                   --------        --------
Effect of exchange rate on cash and cash equivalents .......................             23            --
                                                                                   --------        --------
Increase (decrease)  in cash and cash equivalents ..........................          1,605          (9,423)
Cash and cash equivalents at beginning of period ...........................          6,982          21,166
                                                                                   --------        --------
Cash and cash equivalents at end of period .................................       $  8,587        $ 11,743
                                                                                   ========        ========


     See accompanying notes to condensed consolidated financial statements.

                            INSIGHT ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       DESCRIPTION OF BUSINESS

         Insight Enterprises, Inc. and subsidiaries ("Insight" or the "Company") is a direct marketer of computers, hardware and software. The Company markets primarily to small and medium-sized enterprises, through a combination of outbound telemarketing, electronic commerce, targeted direct marketing and advertising in computer magazines and publications. Additionally, Insight provides direct marketing services to manufacturers seeking to outsource their direct marketing activities. The services provided include marketing, sales and distribution.

2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosure normally required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Insight as of March 31, 1998, the results of operations for the three months ended March 31, 1998 and 1997, and the cash flows for the three months ended March 31, 1998 and 1997. The condensed consolidated balance sheet as of December 31, 1997 was derived from the audited consolidated financial statement at such date. The results of operations for such interim periods are not necessarily indicative of results for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, including the related notes thereto, in Insight's Annual Report on Form 10-K for the year ended December 31, 1997.

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

         In January 1998, Insight changed its fiscal year end to December 31 from June 30.

3.       LINE OF CREDIT

         Insight has a $70,000,000 credit facility with a finance company. The agreement provides for cash advances outstanding at any one time up to a maximum of $70,000,000 on the line of credit, subject to limitations based upon the Company's eligible accounts receivable and inventories. As of March 31, 1998, $41,396,000 was available under the line of credit. Cash advances bear interest at the London Interbank Offered Rate (LIBOR) plus 1.40% (7.09% at March 31,
1998) payable monthly. The credit facility can be used to facilitate the purchases of inventories from certain suppliers and that portion is classified on the balance sheet as accounts payable. As of March 31, 1998, the balance of this portion of the credit facility was $9,534,000.

                            INSIGHT ENTERPRISES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


         The credit facility expires in August 2000 at which time the outstanding balance is due. The line is secured by substantially all of the assets of the Company. The line of credit contains various covenants including the requirements that the Company maintain a specific dollar amount of tangible net worth and restrictions on payment of cash dividends.

4.       INCOME TAXES

         Income tax expense as provided for the three months ended March 31, 1998 and 1997 is based upon the estimated annual income tax rate of the Company.

5.       EARNINGS PER SHARE

         Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share includes the impact of stock options assumed to be exercised using the treasury stock method. The denominator for diluted earnings per share is greater than the denominator used in basic earnings per share by 511,812 shares and 518,822 shares for the three months ended March 31, 1998 and 1997, respectively. The numerator is the same for both basic and diluted earnings per share.

6.       COMPREHENSIVE INCOME

         The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), effective January 1, 1998. SFAS 130 establishes standards for the reporting and presentation of comprehensive income and its components in financial statements. Comprehensive income encompasses net income and "other comprehensive income," which includes all other non-owner transactions and events which change stockholders' equity. Other comprehensive income for the three months ended March 31, 1998 and 1997 was immaterial.

 7.       SUBSEQUENT EVENT

         In April 1998, Insight acquired 100% of the stock of a United Kingdom ("UK") - based computer direct marketer, Choice Peripherals Limited ("Choice"). Additionally, Insight also acquired a related Choice company, Plusnet Technologies Limited, dba Force9 ("Force9"), an Internet Service Provider and Web site hosting/development company. Under the terms of the agreements, Insight will acquire 100% of Choice and 85% of Force9 for approximately $2.9 million (1.7 million Pounds sterling) in cash and $3.3 million (2.0 million Pounds sterling) in Insight stock, with additional consideration contingent on profitability over the next three years. Such acquisitions will be accounted for using the purchase method.

         Choice, based in Worksop, England, was founded in 1992 and is currently one of the UK's leading computer direct marketing companies. Choice's net sales for the year ended December 31, 1997 were in excess of $60 million (approximately 36 million Pounds sterling). Both Choice and Force9 were privately held and had common ownership and management.

                            INSIGHT ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are inherently subject to risk and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology such as "expects," "should," "believes," or "anticipates" or the negative thereof or comparable terminology, or by discussions of Company goals and strategy. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to the following: fluctuations in operating results, intense competition, management of rapid growth, need for additional financing, reliance on suppliers, rapid change in product standards, inventory obsolescence, risk of business interruption, changing methods of distribution, sales and income tax uncertainty, future acquisitions, increasing marketing, postage and shipping cost, reliance on outsourcing arrangements, year 2000 issues, and dependence on key personnel. These factors are discussed in greater detail under "Factors That May Affect Future Results and Financial Condition" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission.

OVERVIEW

         The Company commenced operations in 1988 as a direct marketer of hard disk drives and other mass storage products. In calendar 1990, the Company began marketing its own Insight-brand computers and in calendar 1991 and 1992 added hardware, software and other name brand computers to its product line. Through calendar 1992, the Company based its marketing practices primarily on advertising in computer magazines and the use of inbound toll-free telemarketing. In calendar 1993, the Company shifted its marketing strategy to include the publication of proprietary catalogs and the use of outbound account executives focused on the business, education and government markets. During calendar 1995, the Company began to de-emphasize the sale of Insight-branded computers and discontinued the sale of Insight-branded computers in the fourth quarter of calendar 1995. Although the cost savings from this decision have positively impacted earnings from operations, gross profit percentage has been negatively affected. The Company expects gross margins to continue to decline in 1998 primarily due to pricing strategies and market conditions.

         During calendar 1995, the Company nearly doubled its catalog circulation to aggressively test new lists and generate leads. In calendar 1997, the Company did not increase its catalog circulation because the Company used the information generated from prior years' tests to target mailings to its best prospective customers while increasing its focus on penetrating existing accounts. In calendar 1997, Insight continued to increase its focus on the business, education and government markets, which aggregated approximately 89% of its business in calendar 1997. The Company has hired a number of senior sales managers and account executives, and plans to continue to actively increase its account executive base by approximately 50 to 75, net, per quarter during 1998.

         In order to leverage its infrastructure, the Company, in calendar 1992, began providing direct marketing services to third parties. Under some of the Company's outsourcing arrangements, the Company takes title to inventories of products and assumes the risk of collection of accounts receivable in addition to its sales functions. Revenues derived from the sales of such products are included in the Company's net sales. Certain other outsourcing arrangements are primarily service-based, and the Company generally derives net sales from these types of arrangements based on a percentage of the net sales generated from products sold. Accordingly, the rate of the Company's net sales growth in future periods may be affected by the mix of outsourcing arrangements which are in place from time to time. Additionally, some of the programs may be more seasonal in nature, as their target customers can have cyclical buying patterns. Outsourcing represented 6.9% and 6.0% of the Company's sales for the three months ended March 31, 1998 and 1997, respectively.

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

                              RESULTS OF OPERATIONS

         The following table sets forth for the fiscal periods indicated certain financial data as a percentage of net sales:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                                ---------
                                                         1998             1997
                                                        ------           ------

Net sales .....................................          100.0%           100.0%
Costs of goods sold ...........................           87.7             87.2
                                                        ------           ------
         Gross profit .........................           12.3             12.8
Selling, general and administrative
     expenses .................................            8.7              9.5
                                                        ------           ------
         Earnings from operations .............            3.6              3.3
Non-operating income (expense), net ...........           (0.2)             0.1
                                                        ------           ------
         Earnings before income taxes .........            3.4              3.4
Income tax expense ............................            1.3              1.3
                                                        ------           ------
         Net earnings .........................            2.1%             2.1%
                                                        ======           ======


THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

         Net Sales. Net sales increased $76 million, or 58%, to $206.8 million for the three months ended March 31, 1998 from $130.8 million for the three months ended March 31, 1997. The Company's net sales are comprised of two components: direct marketing sales and sales from outsourcing arrangements with manufacturers. Sales derived from direct marketing increased $69.6 million, or 57%, to $192.5 million for the three months ended March 31, 1998 from $122.9 million for the three months ended March 31, 1997. The increase in direct marketing sales resulted primarily from increased emphasis on outbound telemarketing, deeper account penetration, a greater percentage of business customers, an increase in the Company's customer base and an increase in the average order size. The percentage of net sales to business customers increased from 86% for the three months ended March 31, 1997 to 91% for the three months ended March 31, 1998. This continued shift to a customer segment that makes larger purchases resulted in an increase in average order size, for the direct marketing business, of 9% to $985 for the three months ended March 31, 1998 compared to $906 for the three months ended March 31, 1997.

         Sales derived from outsourcing arrangements increased $6.4 million, or 82%, to $14.3 million for the three months ended March 31, 1998 from $7.9 million for the three months ended March 31, 1997. The increase in sales from outsourcing services resulted from the successful addition of new programs. Some of these new outsourcing programs can be seasonal in nature, as their target customers can have cyclical buying patterns. The Company is actively seeking other outsourcing arrangements with major manufacturers.

                            INSIGHT ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997 (CONTINUED)

         Gross Profit. Gross profit increased $8.6 million, or 52%, to $25.3 million for the three months ended March 31, 1998 from $16.7 million for the three months ended March 31, 1997. As a percentage of sales, gross profit decreased from 12.8% for the three months ended March 31, 1997 to 12.3% for the three months ended March 31, 1998. As a percentage of net sales, gross margin on the Company's direct marketing sales decreased due to a continued shift in product mix, pricing strategies and market conditions. The Company experienced significant growth in the software category which carries a lower gross profit percentage and a significant decline in hard disk drives as a percentage of sales which carries a higher gross profit percentage. The Company expects gross profit percentage from its direct marketing sales to continue to decline in 1998 primarily due to pricing strategies and market conditions. The gross profit percentage on the Company's outsourcing business decreased primarily as a result of a change in product mix within the revenue-based portion of its outsourcing business. Also, the addition of new outsourcing programs, over the last 12 months has had a negative impact on the overall gross profit percentage.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.5 million, or 45%, to $17.9 million for the three months ended March 31, 1998 from $12.3 million for the three months ended March 31, 1997, but decreased as a percentage of net sales to 8.7% for the three months ended March 31, 1998 from 9.5% for the three months ended March 31, 1997. The decline was attributable to increased economies of scale, an increase in the average order size and more effective marketing which were partially offset by the additional costs of hiring and training new account executives and costs associated with rapid growth.

         Non-Operating Income (Expense), Net. Non-operating income (expense), net, which consists primarily of interest, changed to $377,000 of expense, net, for the three months ended March 31, 1998 from $122,000 of interest income, net, for the three months ended March 31, 1997. Interest expense primarily relates to borrowings under the Company's line of credit which have been necessary to finance the Company's growth. Interest income was generated by the Company through short term investments, some of which are tax advantaged bonds.

         Income Tax Expense. The Company's effective tax rate was 38.9% and 39.0% for the quarters ended March 31, 1998 and 1997, respectively. The decrease in the effective tax rate reflects the implementation of a tax minimization strategy implemented during fiscal 1998, but was partially offset by an increase in the Company's marginal tax rate. The prior year effective tax rate includes the benefits of investments made in tax-advantaged bonds.

                            INSIGHT ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997 (CONTINUED)

SEASONALITY

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

         Cash flows from operations have generally been negative due primarily to increases in accounts receivable and inventories necessitated by sales growth and the continued shift from sales to the home market to sales in the business, education and government markets. However, the Company's net cash provided by operating activities was $24.8 million for the three months ended March 31, 1998, as compared to $6.9 used in operating activities for the three months ended March 31, 1997. The positive cash flow in the current quarter was primarily funded with a $15.0 million increase in accounts payable, a $14.5 million decrease in inventory and net earnings of $4.3 million. These funds were primarily used to fund a $14.0 million increase in accounts receivable and net repayments of $22 million on the line of credit.

         Capital expenditures for the three months ended March 31, 1998 and 1997 were $2.0 million and $2.9 million, respectively. Capital expenditures for the three months ended March 31, 1998 primarily relate to equipment for the Company's new distribution center in Indiana and furniture and equipment for additional office space in Tempe, Arizona. Capital expenditures for the three months ended March 31, 1997 primarily relate to the continued upgrade of the Company's equipment, systems and facilities.

         The Company's future capital requirements include financing the growth of working capital items such as accounts receivable and inventories, and the purchase of equipment, furniture and fixtures to accomplish future growth. The Company anticipates that cash flow from operations together with the funds available under its credit facility should be adequate to support the Company's presently anticipated cash and working capital requirements through 1998. The Company's ability to continue funding its planned growth beyond 1998 is dependent upon its ability to generate sufficient cash flow or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required.

                            INSIGHT ENTERPRISES, INC.



PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits

                  10.1 Employment Agreement between Insight Enterprises, Inc. and Eric J. Crown, dated as of March 31, 1998.

                  10.2 Employment Agreement between Insight Enterprises, Inc. and Timothy A. Crown, dated as of March 31, 1998.

                  10.3 Employment Agreement between Insight Enterprises, Inc. and Stanley Laybourne, dated as of March 31, 1998.

                  21.1 Subsidiaries of the Registrant for the three months ended March 31, 1998

                  27.1 Financial Data Schedule for the three months ended March 31, 1998.

                  27.2 Financial Data Schedule for the three months ended March 31, 1997.

                  (b) Reports on Form 8-K

                  On January 30, 1998, the Company filed a report on a Form 8-K to disclose the change in its fiscal year end from June 30 to December 31.

                  On April 20, 1998, the Company filed a report on Form 8-K to disclose the issuance of 83,212 shares of Common Stock pursuant to the exemptions provided by Section 4 (2) of the Securities Act of 1933, as amended and/or by Regulation S.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         INSIGHT ENTERPRISES, INC.



                                         BY: /S/  ERIC CROWN
                                             -------------------------------
                                             ERIC J. CROWN
                                             CHIEF EXECUTIVE OFFICER





DATE:  MAY 12, 1998                      BY: /S/  STANLEY LAYBOURNE
                                             -------------------------------
                                             STANLEY LAYBOURNE
                                             CHIEF FINANCIAL OFFICER, SECRETARY
                                             AND TREASURER

                               INDEX OF EXHIBITS


                  Exhibit Number

                  10.1 Employment Agreement between Insight Enterprises, Inc. and Eric J. Crown, dated as of March 31, 1998.

                  10.2 Employment Agreement between Insight Enterprises, Inc. and Timothy A. Crown, dated as of March 31, 1998.

                  10.3 Employment Agreement between Insight Enterprises, Inc. and Stanley Laybourne, dated as of March 31, 1998.

                  21.1 Subsidiaries of the Registrant for the three months ended March 31, 1998

                  27.1 Financial Data Schedule for the three months ended March 31, 1998.

                  27.2 Financial Data Schedule for the three months ended March 31, 1997.