Form 10-Q
period 1998-06-30
INSIGHT ENTERPRISES INC
filed 1998-08-14
CIK 932696

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
                        [x] QUARTERLY REPORT PURSUANT TO
                      SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1998

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

                    Yes   X                    No
                        -----                     -----

The number of shares outstanding of the issuer's common stock as of the July 31, 1998 was 15,980,003.

                            INSIGHT ENTERPRISES, INC.


                                      INDEX


                                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

   Condensed Consolidated Balance Sheets -
   June 30, 1998 and December 31, 1997..............................         3

   Condensed Consolidated Statements of Earnings -
   Three and Six Months Ended June 30, 1998 and 1997................         4

   Condensed Consolidated Statements of Cash Flows -
   Six Months Ended June 30, 1998 and 1997..........................         5

   Notes to Condensed Consolidated Financial Statements.............         6

Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations...........................................         8


PART II - OTHER INFORMATION.........................................        15

Item 4 - Submission of Matters to a Vote of Security Holders........        15

Item 6 - Exhibits and Reports on Form 8-K...........................        15

SIGNATURES..........................................................        16

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         JUNE 30,   DECEMBER 31,
                                                                           1998         1997
                                                                       -----------  ------------
                                                                       (UNAUDITED)
                                     ASSETS
Current assets:
     Cash and cash equivalents ...................................      $ 10,430      $  6,982
     Accounts receivable, net ....................................        99,132        80,639
     Inventories .................................................        36,324        46,100
     Prepaid expenses and other current assets ...................         5,567         8,195
                                                                        --------      --------
              Total current assets ...............................       151,453       141,916

Property and equipment, net ......................................        24,788        20,432
Other assets .....................................................         7,333            35
                                                                        --------      --------
                                                                        $183,574      $162,383
                                                                        ========      ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ............................................      $ 53,152      $ 22,949
     Accrued expenses and other current liabilities ..............         4,509         4,304
                                                                        --------      --------
              Total current liabilities ..........................        57,661        27,253

Long-term debt, less current portion .............................         8,515          --
Line of credit ...................................................          --          32,750

Stockholders' equity:
     Preferred stock, $.01 par value, 3,000,000 shares authorized,
       no shares issued ..........................................          --            --
     Common stock, $.01 par value, 30,000,000 shares authorized,
       15,979,289 at June 30, 1998 and 15,551,613 at
       December 31, 1997 shares issued and outstanding ...........           160           156
     Paid-in capital .............................................        78,609        72,564
     Retained earnings ...........................................        38,629        29,660
                                                                        --------      --------
              Total stockholders' equity .........................       117,398       102,380
                                                                        --------      --------
                                                                        $183,574      $162,383
                                                                        ========      ========

     See accompanying notes to condensed consolidated financial statements.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                             JUNE 30,                          JUNE 30,
                                                 ------------------------------     ------------------------------
                                                     1998              1997             1998              1997
                                                 ------------      ------------     ------------      ------------
Net sales ..................................     $    237,384      $    139,255     $    444,180      $    270,080
Costs of goods sold ........................          207,915           121,285          389,369           235,388
                                                 ------------      ------------     ------------      ------------
         Gross profit ......................           29,469            17,970           54,811            34,692
Selling, general and administrative expenses           21,747            13,073           39,622            25,413
                                                 ------------      ------------     ------------      ------------
         Earnings from operations ..........            7,722             4,897           15,189             9,279
Non-operating income (expense), net ........             (116)              133             (493)              255
                                                 ------------      ------------     ------------      ------------
         Earnings before income taxes ......            7,606             5,030           14,696             9,534
Income tax expense .........................            2,903             2,079            5,660             3,837
                                                 ------------      ------------     ------------      ------------
         Net earnings ......................     $      4,703      $      2,951     $      9,036      $      5,697
                                                 ============      ============     ============      ============

Earnings per share:
         Basic .............................     $       0.30      $       0.19     $       0.57      $       0.37
                                                 ============      ============     ============      ============
         Diluted ...........................     $       0.28      $       0.19     $       0.55      $       0.36
                                                 ============      ============     ============      ============

Shares used in per share calculation:
         Basic .............................       15,937,547        15,224,858       15,811,728        15,193,256
                                                 ============      ============     ============      ============
         Diluted ...........................       16,578,963        15,852,263       16,516,296        15,896,075
                                                 ============      ============     ============      ============


     See accompanying notes to condensed consolidated financial statements.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                            -------------------------
                                                                              1998            1997
                                                                            --------        --------
Cash flows from operating activities:
     Net earnings ...................................................       $  9,036        $  5,697
     Adjustments to reconcile net earnings to net cash
         used in operating activities:
         Depreciation ...............................................          1,628           1,166
         Tax benefit from stock options exercised ...................          2,329           1,010
         Provision for losses on accounts receivable ................          1,935           2,606
         Provision for obsolete and slow-moving inventories .........            631             687
         Deferred income tax benefit ................................         (1,315)           (393)
         Loss on disposal of property and equipment .................           --                11
         Change in assets and liabilities:
              Increase in accounts receivable .......................        (20,390)        (23,577)
              Decrease in inventories ...............................          9,142           2,247
              Decrease in prepaid expenses and other current
                  assets ............................................          3,942           1,237
              Increase in other assets ..............................         (7,303)           (117)
              Increase in accounts payable ..........................         30,108             692
              Increase in accrued expenses and
                  other current liabilities .........................            218             438
                                                                            --------        --------
                  Net cash provided by (used in) operating activities         29,961          (8,296)
                                                                            --------        --------
Cash flows from investing activities:
     Purchases of property and equipment ............................         (5,996)         (4,850)
                                                                            --------        --------
                  Net cash used in investing activities .............         (5,996)         (4,850)
                                                                            --------        --------
Cash flows from financing activities:
     Net repayments on line of credit ...............................        (32,750)           --
     Net borrowing of long term debt, less current position .........          8,515            --
     Issuance of common stock .......................................          3,720             562
                                                                            --------        --------
                  Net cash provided by (used in) financing activities        (20,515)            562
                                                                            --------        --------
Effect of exchange rate on cash and cash equivalents ................             (2)           --
                                                                            --------        --------
Increase (decrease) in cash and cash equivalents ....................          3,448         (12,584)
Cash and cash equivalents at beginning of period ....................          6,982          21,166
                                                                            --------        --------
Cash and cash equivalents at end of period ..........................       $ 10,430        $  8,582
                                                                            ========        ========


     See accompanying notes to condensed consolidated financial statements.

                            INSIGHT ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.       DESCRIPTION OF BUSINESS

         Insight Enterprises, Inc. and subsidiaries ("Insight" or the "Company") is a direct marketer of computers, hardware and software. The Company markets primarily to small and medium-sized enterprises, through a combination of outbound telemarketing, electronic commerce, targeted direct marketing and advertising in computer magazines and publications. Insight has locations in the United States, Canada and the United Kingdom. Additionally, Insight provides direct marketing services to manufacturers seeking to outsource their direct marketing activities. The services provided include marketing, sales and distribution.

2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosure normally required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Insight as of June 30, 1998, the results of operations for the three and six months ended June 30, 1998 and 1997, and the cash flows for the six months ended June 30, 1998 and 1997. The condensed consolidated balance sheet as of December 31, 1997 was derived from the audited consolidated financial statement at such date. Certain amounts in the condensed consolidated financial statements have been reclassified to conform to the current presentation. The results of operations for such interim periods are not necessarily indicative of results for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, including the related notes thereto, in Insight's Annual Report on Form 10-K for the year ended December 31, 1997.

         The condensed consolidated financial statements include the accounts of Insight Enterprises, Inc. and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

         In July 1998, the Company's Board of Directors approved a 3-for-2 stock split effected in the form of a stock dividend and payable on September 8, 1998 to the stockholders of record at the close of business on August 17, 1998. All share amounts and earnings per share have been retroactively adjusted to reflect this 3-for-2 stock split. All share amounts, and earnings per share also reflect the 3-for-2 stock split effected in the form of a stock dividend and paid on September 17, 1997.

         In January 1998, Insight changed its fiscal year end to December 31 from June 30.

                            INSIGHT ENTERPRISES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


3.       LINE OF CREDIT

         Insight has a $70,000,000 credit facility with a finance company. The agreement provides for cash advances outstanding at any one time up to a maximum of $70,000,000 on the line of credit, subject to limitations based upon the Company's eligible accounts receivable and inventories. Cash advances bear interest at the London Interbank Offered Rate (LIBOR) plus 1.40% (7.09% at June 30, 1998) payable monthly. The credit facility can be used to facilitate the purchases of inventories from certain suppliers and that portion is classified on the balance sheet as accounts payable. As of June 30, 1998, the balance of this portion of the credit facility was $9,090,000. As of June 30, 1998, an additional $54,670,000 was available under the line of credit.

         The credit facility expires in August 2000 at which time the outstanding balance is due. The line is secured by substantially all of the assets of the Company. The line of credit contains various covenants including the requirements that the Company maintain a specific dollar amount of tangible net worth and restrictions on payment of cash dividends.

4.        LONG-TERM DEBT

         In May 1998, the Company completed a long-term financing arrangement on its sales facility in Tempe, Arizona. The financing arrangement totals $8,625,000 at a fixed interest rate of 7.15% and is fully amortized over the 15-year period. The debt is secured by the property and the improvements.

5.       INCOME TAXES

         Income tax expense as provided for the three and six months ended June 30, 1998 and 1997 is based upon the estimated annual income tax rate of the Company.

6.       COMPREHENSIVE INCOME

         The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), effective January 1, 1998. SFAS 130 establishes standards for the reporting and presentation of comprehensive income and its components in financial statements. Comprehensive income encompasses net income and "other comprehensive income," which includes all other non-owner transactions and events that change stockholders' equity. Other comprehensive income for the three and six months ended June 30, 1998 and 1997 was immaterial.

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

         During calendar 1995, the Company nearly doubled its catalog circulation to aggressively test new lists and generate leads. In calendar 1997, the Company did not increase its catalog circulation because the Company used the information generated from prior years' tests to target mailings to its best prospective customers while increasing its focus on penetrating existing accounts. In calendar 1997, Insight continued to increase its focus on the business, education and government markets, which aggregated approximately 89% of its business in calendar 1997. The Company has hired a number of senior sales managers and account executives, and plans to continue to actively increase its account executive base by approximately 50 to 100, net, per quarter during 1998.

         In October 1997, Insight began operations in Canada and on April 3, 1998, Insight acquired a computer direct marketing company in the United Kingdom ("U.K."). International sales represented 8.2% of net sales, in the quarter ended June 30, 1998.

         In order to leverage its infrastructure, the Company, in calendar 1992, began providing direct marketing services to third parties. Under some of the Company's outsourcing arrangements, the Company takes title to inventories of products and assumes the risk of collection of accounts receivable in addition to its sales functions. Revenues derived from the sales of such products are included in the Company's net sales. Certain other outsourcing arrangements are primarily service-based, and the Company generally derives net sales from

                            INSIGHT ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


these types of arrangements based on a percentage of the net sales generated from products sold. Accordingly, the rate of the Company's net sales growth in future periods may be affected by the mix of outsourcing arrangements which are in place from time to time. Additionally, some of the programs may be more seasonal in nature, as their target customers can have cyclical buying patterns. Outsourcing represented 7.9% and 5.9% of the Company's sales for the six months ended June 30, 1998 and 1997, respectively.

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

                              RESULTS OF OPERATIONS

         The following table sets forth for the fiscal periods indicated certain financial data as a percentage of net sales:

                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                                    JUNE 30,                    JUNE 30,
                                              -------------------        -------------------
                                               1998          1997         1998          1997
                                              -----         -----        -----         -----
Net sales ...........................         100.0%        100.0%       100.0%        100.0%
Costs of goods sold .................          87.6          87.1         87.7          87.2
                                              -----         -----        -----         -----
         Gross profit ...............          12.4          12.9         12.3          12.8
Selling, general and administrative
     expenses .......................           9.1           9.4          8.9           9.4
                                              -----         -----        -----         -----
         Earnings from operations ...           3.3           3.5          3.4           3.4
Non-operating income (expense), net .          (0.1)          0.1         (0.1)          0.1
                                              -----         -----        -----         -----
         Earnings before income taxes           3.2           3.6          3.3           3.5
Income tax expense ..................           1.2           1.5          1.3           1.4
                                              -----         -----        -----         -----
         Net earnings ...............           2.0%          2.1%         2.0%          2.1%
                                              =====         =====        =====         =====

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         Net Sales. Net sales increased $98.1 million, or 70%, to $237.4 million for the three months ended June 30, 1998 from $139.3 million for the three months ended June 30, 1997. The Company increased its number of orders shipped by 54% from 164,000 for the quarter ended June 30, 1997 to 252,000 for the quarter ended June 30, 1998. The Company also experienced an 11% increase in its average order size from $842 to $934 for the three months ended June
30,1997 and 1998, respectively. International sales represented $19.5 million or 8.2% of total net sales for the quarter ended June 30, 1998. The Company's organic growth, excluding the sales from the recently acquired U.K. operations, was still 60%. The Company's net sales are comprised of two components: direct marketing sales and sales from outsourcing arrangements with manufacturers.

                            INSIGHT ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997 (CONTINUED)

         Sales derived from direct marketing increased $85.0 million, or 65%, to $216.4 million for the three months ended June 30, 1998 from $131.4 million for the three months ended June 30, 1997. The increase in direct marketing sales resulted primarily from increased emphasis on outbound telemarketing, deeper account penetration, a greater percentage of business customers, an increase in the Company's customer base, internet enhancements that have increased unassisted transactions and an increase in the average order size.

         Sales derived from outsourcing arrangements increased $13 million, or 164%, to $20.9 million for the three months ended June 30, 1998 from $7.9 million for the three months ended June 30, 1997. The increase in sales from outsourcing services resulted from the successful addition of new programs. Some of these new outsourcing programs can be seasonal in nature, as their target customers can have cyclical buying patterns. The growth rate of the outsourcing arrangements may be affected by the mix of outsourcing arrangements - service-based versus revenue-based. The Company is actively seeking other outsourcing arrangements with major manufacturers.

         Gross Profit. Gross profit increased $11.5 million, or 64%, to $29.5 million for the three months ended June 30, 1998 from $18 million for the three months ended June 30, 1997. As a percentage of sales, gross profit decreased from 12.9% for the three months ended June 30, 1997 to 12.4% for the three months ended June 30, 1998. However, it increased sequentially from 12.3% in the first quarter of 1998. The increase sequentially was due to opportunistic purchases, garnered efficiencies in supply chain management and higher gross profit percentages experienced in the U.K. As a percentage of net sales, gross margin of the Company's direct marketing sales decreased due to a continued shift in product mix, pricing strategies and market conditions. The Company experienced significant growth in the software category which carries a lower gross profit percentage and a significant decline in hard disk drives as a percentage of sales which carries a higher gross profit percentage. The Company expects gross profit percentage from its direct marketing sales to continue to decline in 1998 primarily due to pricing strategies, supplier reimbursement programs, market conditions and shifts in product mix. The gross profit percentage on the Company's outsourcing business decreased primarily as a result of a change in product mix within the revenue-based portion of its outsourcing business. Also, the addition of new outsourcing programs over the last 12 months has had a negative impact on the overall gross profit percentage.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $8.7 million, or 66%, to $21.8 million for the three months ended June 30, 1998 from $13.1 million for the three months ended June 30, 1997, but decreased as a percentage of net sales to 9.1% for the three months ended June 30, 1998 from 9.4% for the three months ended June 30, 1997. The decline was attributable to increased economies of scale, an increase in the average order size and more effective marketing which were partially offset by the additional costs of hiring and training new account executives, costs associated with rapid growth and higher operating expenses in the U.K. In the quarter ended June 30, 1998, the Company added 189 account executives. This number includes 39 account executives added with the U.K.-based acquisition in April and a significant number of account executives added to the outsourcing side for a new service-based arrangement. The Company gradually is moving its main distribution center to Indiana and during the current quarter incurred the overlapping expense of two main distribution centers in the United States. Additionally, the U.K. has operating expenses of approximately 16% of U.K. net sales. If U.K. operations had the same efficiencies as the United States operations, the Company's overall selling, general and administrative percentage would have approximated last quarter's.

                            INSIGHT ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997 (CONTINUED)

         Non-Operating Income (Expense), Net. Non-operating income (expense), net, which consists primarily of interest, decreased to $116,000 of expense, net, for the three months ended June 30, 1998 from $133,000 of interest income, net, for the three months ended June 30, 1997. Interest expense primarily relates to borrowings under the Company's line of credit and long-term debt which have been necessary to finance the Company's growth and sales facility. Interest income was generated by the Company through short-term investments, some of which are tax advantaged bonds.

         Income Tax Expense. The Company's effective tax rate was 38.2% and 41.3% for the quarters ended June 30, 1998 and 1997, respectively. The decrease in the effective tax rate reflects the implementation of a tax minimization strategy during 1998 and changes to Arizona income taxes, but was partially offset by an increase in the Company's marginal tax rate.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         Net Sales. Net sales increased $174.1 million, or 64%, to $444.2 million for the six months ended June 30, 1998 from $270.1 million for the six months ended June 30, 1997. The percentage of net sales to business, education and government customers increased from 88% for the six months ended June 30, 1997 to 91% for the six months ended June 30, 1998. This continued shift to a customer segment that makes larger purchases resulted in an increase in the average order size of 12% from $818 to $914 for the six months ended June 30, 1997 and 1998, respectively. Additionally, the Company increased its number of orders shipped by 47% from 328,000 to 483,000 for the six months ended June 30, 1997 and 1998, respectively. The Company's organic growth, excluding the sales from the recently acquired U.K. operations, was still 59%. The Company's net sales are comprised of two components: direct marketing sales and sales from outsourcing arrangements with manufacturers.

         Sales derived from direct marketing increased $154.6 million, or 61% to $408.9 million for the six months ended June 30, 1998 from $254.3 million for the six months ended June 30, 1997. The increase in direct marketing sales resulted primarily from increased emphasis on outbound telemarketing, deeper account penetration, a greater percentage of business customers, an increase in the Company's customer base, internet enhancements that have increased unassisted transactions and an increase in the average order size.

         Sales derived from outsourcing arrangements increased $19.4 million, or 123% to $35.2 million for the six months ended June 30, 1998 from $15.8 million for the six months ended June 30, 1997. The increase in sales from outsourcing services resulted from the successful addition of new programs. Some of these new outsourcing programs can be seasonal in nature, as their target customers can have cyclical buying patterns. The growth rate of the outsourcing arrangements may be affected by the mix of outsourcing arrangements - service-based versus revenue-based. The Company is actively seeking other outsourcing arrangements with major manufacturers.

         Gross Profit. Gross profit increased $20.1 million, or 58%, to $54.8 million for the six months ended June 30, 1998 from $34.7 million for the six months ended June 30, 1997. As a percentage of sales, gross profit decreased from 12.8% for the six months ended June 30, 1997 to 12.3% for the six months ended June 30, 1998. As a percentage of net sales, gross margin on the Company's direct marketing sales decreased due to a

                            INSIGHT ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997 (CONTINUED)

continued shift in product mix, pricing strategies and market conditions. The Company experienced significant growth in the software category which carries a lower gross profit percentage and a significant decline in hard disk drives as a percentage of sales which carries a higher gross profit percentage. The Company expects gross profit percentage from its direct marketing sales to continue to decline in 1998 primarily due to pricing strategies, supplier reimbursement programs, market conditions and shifts in product mix. The gross profit percentage on the Company's outsourcing business decreased primarily as a result of a change in product mix within the revenue-based portion of its outsourcing business. Also, the addition of new outsourcing programs, over the last 12 months has had a negative impact on the overall gross profit percentage.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $14.2 million, or 56%, to $39.6 million for the six months ended June 30, 1998 from $25.4 million for the six months ended June 30, 1997, but decreased as a percentage of net sales to 8.9% for the six months ended June 30, 1998 from 9.4% for the six months ended June 30, 1997. The decline was attributable to increased economies of scale, an increase in the average order size and more effective marketing which were partially offset by the additional costs of hiring and training new account executives, costs associated with rapid growth and higher operating expenses in the United Kingdom.

         Non-Operating Income (Expense), Net. Non-operating income (expense), net, which consists primarily of interest, decreased to $493,000 of expense, net, for the six months ended June 30, 1998 from $255,000 of interest income, net, for the six months ended June 30, 1997. Interest expense primarily relates to borrowings under the Company's line of credit and long-term debt which have been necessary to finance the Company's growth and finance the sales facility. Interest income was generated by the Company through short term investments, some of which are tax advantaged bonds.

         Income Tax Expense. The Company's effective tax rate was 38.5% and 40.2% for the six months ended June 30, 1998 and 1997, respectively. The decrease in the effective tax rate reflects the implementation of a tax minimization strategy during 1998 and changes to Arizona income taxes, but was partially offset by an increase in the Company's marginal tax rate. The prior year effective tax rate includes the benefits of investments made in tax-advantaged bonds.

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

         Cash flows from operations historically have been negative due primarily to increases in accounts receivable and inventories necessitated by sales growth and the continued shift from sales to the home market to sales in the business, education and government markets. However, the Company's net cash provided by operating activities was $30.0 million for the six months ended June 30, 1998, as compared to $8.3 used in operating activities for the six months ended June 30, 1997. The positive cash flow in the current year was primarily generated from a $30.1 million increase in accounts payable, a $9.1 million decrease in inventory and net earnings of $9.0 million. These funds were primarily used to fund a $20.4 million increase in accounts receivable and net repayments of $24.2 million of debt.

         Capital expenditures for the six months ended June 30, 1998 and 1997 were $6.0 million and $4.9 million, respectively. Capital expenditures for the six months ended June 30, 1998 primarily relate to equipment for the Company's new distribution center in Indiana, furniture and equipment for additional office space in Tempe, Arizona and fixed assets associated with the acquisition of the U.K. operations. Capital expenditures for the six months ended June 30, 1997 primarily relate to the continued upgrade of the Company's equipment, systems and facilities.

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

RISKS ASSOCIATED WITH YEAR 2000 PROBLEM

         Several currently installed computer systems and software products, including several used by the Company, are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Therefore, the Company's date critical functions related to the year 2000 and beyond, such as sales, distribution, purchasing, inventory control, marketing, product management, and financial systems may be adversely affected unless these computer systems are or become year 2000 compliant. The Company is in the process of preparing its computer-based systems for the year 2000 and plans on utilizing both internal and external resources to identify, correct, replace, or reprogram, and test its systems for year 2000 compliance in advance of the year 2000. In addition, in order to accommodate its rapid growth, the Company is evaluating a possible replacement of its existing software over the next year and a half with software that would be year 2000 compliant. The Company continues to evaluate the estimated costs associated with these efforts based on actual experience and does not expect the future costs of resolving its internal year 2000 problems to be material. However, no assurance can be given that the Company's computer systems will be year 2000 compliant in a timely manner or that the Company will not incur significant additional expenses pursuing year 2000 compliance. Furthermore, even if the Company's systems are year 2000 compliant, there can be no assurance

                            INSIGHT ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



RISKS ASSOCIATED WITH YEAR 2000 PROBLEM (CONTINUED)

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

                            INSIGHT ENTERPRISES, INC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)      The Company's Annual Shareholders' Meeting was held on May 7,
                  1998.

         (b) At the Annual Shareholders' Meeting, a proposal was considered as to the election of Eric J. Crown as a Class I director to serve until the annual meeting of shareholders in 2001.

                  The director-nominee was elected with the voting results as follows:

Proposal              Voted For   Voted Against    Abstained    Not Voted

Election of
Eric J. Crown as a    9,230,129      407,893             -       886,296
Class I director



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.1 Financial Data Schedule for the six months ended June 30, 1998.

                  27.2 Financial Data Schedule for the six months ended June 30, 1997.

         (b)      Reports on Form 8-K

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


DATE:  AUGUST 13, 1998                   INSIGHT ENTERPRISES, INC.



                                         BY: /S/  ERIC CROWN
                                             ----------------------------------
                                             ERIC J. CROWN
                                             CHIEF EXECUTIVE OFFICER





                                         BY: /S/  STANLEY LAYBOURNE
                                             ----------------------------------
                                             STANLEY LAYBOURNE
                                             CHIEF FINANCIAL OFFICER, SECRETARY
                                             AND TREASURER