Form 10-Q
period 1998-09-30
INSIGHT ENTERPRISES INC
filed 1998-11-16
CIK 932696

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

                                  (Mark One)
            [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934.

              FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1998

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

                        Yes    X                      No_____

The number of shares outstanding of the issuer's common stock as of October 30, 1998 was 16,625,073.

                          INSIGHT ENTERPRISES, INC.


                                    INDEX


                                                                                 PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

  Condensed Consolidated Balance Sheets -
  September 30, 1998 and December 31, 1997....................................     3

  Condensed Consolidated Statements of Earnings -
  Three and Nine Months Ended September 30, 1998 and 1997.....................     4

  Condensed Consolidated Statements of Cash Flows -
  Nine Months Ended September 30, 1998 and 1997...............................     5

  Notes to Condensed Consolidated Financial Statements........................     6

Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations.....................................................     9


PART II - OTHER INFORMATION...................................................    16

Item 2 - Changes in Securities................................................    16

Item 6 - Exhibits and Reports on Form 8-K.....................................    16

SIGNATURES....................................................................    17

                  INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                         1998           1997
                                                                    -------------    ------------
                                                                      (UNAUDITED)
                                ASSETS
Current assets:
   Cash and cash equivalents ...................................       $ 19,233       $  6,982
   Accounts receivable, net ....................................        117,226         80,639
   Inventories .................................................         21,121         46,100
   Prepaid expenses and other current assets ...................          5,448          8,195
                                                                       --------       --------
         Total current assets ..................................        163,028        141,916

Property and equipment, net ....................................         27,306         20,432
Other assets ...................................................         16,608             35
                                                                       --------       --------
                                                                       $206,942       $162,383
                                                                       ========       ========


                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................................       $ 49,359       $ 22,949
   Accrued expenses and other current liabilities ..............          9,746          4,304
                                                                       --------       --------
         Total current liabilities .............................         59,105         27,253

Long-term debt, less current portion ...........................          8,935             --
Line of credit .................................................            691         32,750

Stockholders' equity:
   Preferred stock, $.01 par value, 3,000,000 shares authorized,
     no shares issued ..........................................             --             --
   Common stock, $.01 par value, 30,000,000 shares authorized,
    16,620,783 at September 30, 1998 and 15,551,613 at
    December 31, 1997 shares issued and outstanding ............            166            156
   Paid-in capital .............................................         94,353         72,564
   Retained earnings ...........................................         43,692         29,660
                                                                       --------       --------
         Total stockholders' equity ............................        138,211        102,380
                                                                       --------       --------
                                                                       $206,942       $162,383
                                                                       ========       ========

    See accompanying notes to condensed consolidated financial statements.

                  INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                                           THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                              SEPTEMBER 30,                           SEPTEMBER 30,


                                                       1998                1997                1998                1997
                                                   ------------        ------------        ------------        ------------

Net sales ..................................       $    261,207        $    171,326        $    705,387        $    441,406
Costs of goods sold ........................            231,098             150,280             620,467             385,668
                                                   ------------        ------------        ------------        ------------
      Gross profit .........................             30,109              21,046              84,920              55,738
Selling, general and administrative expenses             21,669              15,090              61,291              40,503
                                                   ------------        ------------        ------------        ------------

      Earnings from operations .............              8,440               5,956              23,629              15,235
Non-operating income (expense), net ........               (124)                (40)               (617)                215
                                                   ------------        ------------        ------------        ------------
      Earnings before income taxes .........              8,316               5,916              23,012              15,450
Income tax expense .........................              3,131               2,390               8,791               6,227
                                                   ------------        ------------        ------------        ------------
      Net earnings .........................       $      5,185        $      3,526        $     14,221        $      9,223
                                                   ============        ============        ============        ============

Earnings per share:
      Basic ................................       $       0.32        $       0.23        $       0.89        $       0.61
                                                   ============        ============        ============        ============
      Diluted ..............................       $       0.31        $       0.22        $       0.85        $       0.58
                                                   ============        ============        ============        ============

Shares used in per share calculation:
      Basic ................................         16,215,398          15,321,620          15,946,285          15,236,043
                                                   ============        ============        ============        ============
      Diluted ..............................         16,966,310          16,112,159          16,666,301          15,968,102
                                                   ============        ============        ============        ============



    See accompanying notes to condensed consolidated financial statements.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                          -------------------------------
                                                                               1998            1997
                                                                             --------        --------
Cash flows from operating activities:
   Net earnings ......................................................       $ 14,221        $  9,223
   Adjustments to reconcile net earnings to net cash
      used in operating activities:
      Depreciation and amortization ..................................          2,797           1,815
      Tax benefit from stock options exercised .......................          4,731           1,891
      Provision for losses on accounts receivable ....................          2,924           3,199
      Provision for obsolete and slow-moving inventories .............          1,038           1,053
      Deferred income tax benefit ....................................         (1,812)         (1,574)
      Change in operating assets and liabilities, net of acquisitions:

         Increase in accounts receivable .............................        (35,628)        (34,201)
         Decrease (increase) in inventories ..........................         28,965          (6,304)
         Decrease in prepaid expenses and other current
            assets ...................................................          5,008           1,552
         Decrease (increase) in other assets .........................           (263)             13
         Increase in accounts payable ................................         21,503           7,665
         Increase (decrease) in accrued expenses and
            other current liabilities ................................         (1,279)            613
                                                                             --------        --------
            Net cash provided by (used in) operating activities ......         42,205         (15,055)
                                                                             --------        --------
Cash flows from investing activities:
   Purchases of property and equipment ...............................         (7,134)         (7,585)
   Purchase of Choice Peripherals Limited and Plusnet
      Technologies Limited, plus cash overdraft assumed ..............         (3,534)             --
   Purchase of Treasure Chest Computers, Inc.,
      net of cash acquired ...........................................            (27)             --
                                                                             --------        --------
            Net cash used in investing activities ....................        (10,695)         (7,585)
                                                                             --------        --------
Cash flows from financing activities:
   Net borrowings (repayments) on line of credit .....................        (32,070)          3,700
   Net borrowing of long term debt, less current portion .............          8,409              --
   Issuance of common stock ..........................................          4,551           1,301
                                                                             --------        --------
            Net cash provided by (used in) financing
               activities ............................................        (19,110)          5,001
                                                                             --------        --------
Effect of exchange rate on cash and cash equivalents .................           (149)             (2)
                                                                             --------        --------
Increase (decrease) in cash and cash equivalents .....................         12,251         (17,641)
Cash and cash equivalents at beginning of period .....................          6,982          21,166
                                                                             --------        --------
Cash and cash equivalents at end of period ...........................       $ 19,233        $  3,525
                                                                             ========        ========


See accompanying notes to condensed consolidated financial statements.

                          INSIGHT ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.    DESCRIPTION OF BUSINESS

      Insight Enterprises, Inc. and subsidiaries ("Insight" or the "Company") is a direct marketer of computers, hardware and software. The Company markets primarily to small and medium-sized enterprises, through a combination of outbound telemarketing, electronic commerce, targeted direct marketing and advertising in computer magazines and publications. Insight has locations in the United States, Canada and the United Kingdom. Additionally, Insight provides direct marketing services to manufacturers seeking to outsource their direct marketing activities. The services provided include marketing, sales, configuration and distribution.

2.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Insight as of September 30, 1998, the results of operations for the three and nine months ended September 30, 1998 and 1997, and the cash flows for the nine months ended September 30, 1998 and 1997. The condensed consolidated balance sheet as of December 31, 1997 was derived from the audited consolidated financial statement at such date. Certain amounts in the condensed consolidated financial statements have been reclassified to conform to the current presentation. The results of operations for such interim periods are not necessarily indicative of results for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, including the related notes thereto, in Insight's Annual Report on Form 10-K for the year ended December 31, 1997.

      On April 3, 1998, the Company acquired all of the outstanding stock of Choice Peripherals Limited, a United Kingdom direct marketer of computers and computer-related products, and 85% of the outstanding common stock of Plusnet Technologies Limited, a United Kingdom internet service provider, for a total of 124,818 shares of the Company's common stock and $3,534,000 in cash including acquisition costs and cash overdraft position assumed. The acquisition has been accounted for by the purchase method of accounting and accordingly the assets purchased and liabilities assumed have been recorded at their fair value at the date of acquisition. The excess of the purchase price, including acquisition costs, over the fair values of the net assets acquired has been recorded as goodwill.

       On September 13, 1998, the Company acquired all of the outstanding stock of Treasure Chest Computers, Inc. ("Treasure Chest Computers"), a direct marketer of computers and computer-related products for 451,338 shares of the Company's common stock, plus acquisition costs. The acquisition has been accounted for by the purchase method of accounting and accordingly the assets purchased and liabilities assumed have been recorded at their fair value at the date of acquisition. The excess of the purchase price, including acquisition costs, over the fair values of the net assets acquired has been recorded as goodwill.

      The condensed consolidated financial statements include the accounts of Insight Enterprises, Inc. and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

                          INSIGHT ENTERPRISES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

      In July 1998, the Company's Board of Directors approved a 3-for-2 stock split effected in the form of a stock dividend and payable on September 8, 1998 to the stockholders of record at the close of business on August 17, 1998. All share amounts and earnings per share have been retroactively adjusted to reflect this 3-for-2 stock split. All share amounts and earnings per share also reflect the 3-for-2 stock split effected in the form of a stock dividend which was paid on September 17, 1997.

      In January 1998, Insight changed its fiscal year end to December 31 from June 30.

3.    LINE OF CREDIT

      Insight has a $70,000,000 credit facility with a finance company. The agreement provides for cash advances outstanding at any one time up to a maximum of $70,000,000 on the line of credit, subject to limitations based upon the Company's eligible accounts receivable and inventories. Cash advances bear interest at the London Interbank Offered Rate (LIBOR) plus 1.40% (6.74% at September 30, 1998) payable monthly. The credit facility can be used to facilitate the purchases of inventories from certain suppliers and that portion is classified on the balance sheet as accounts payable. As of September 30, 1998, the balance of this portion of the credit facility was $15,607,000. As of September 30, 1998, an additional $50,866,000 was available under the line of credit.

      The credit facility expires in August 2000 at which time the outstanding balance is due. The line is secured by substantially all of the assets of the Company. The line of credit contains various covenants including the requirements that the Company maintain a specific dollar amount of tangible net worth and restrictions on payment of cash dividends.

4.    LONG-TERM DEBT

      In May 1998, the Company completed a long-term financing arrangement on its sales facility in Tempe, Arizona. The financing arrangement totals $8,625,000 at a fixed interest rate of 7.15% and will be fully amortized over the 15-year period. The debt is secured by the property and the improvements.

      In conjunction with the Treasure Chest Computers acquisition, the Company assumed long term debt, which had a total outstanding balance on September 30, 1998 of $549,000 and a weighted interest rate of 8.09%. The notes mature in April, 2000 and July, 2001. The debt is secured by substantially all of the assets of Treasure Chest Computers.

5.    INCOME TAXES

      Income tax expense as provided for the three and nine months ended September 30, 1998 and 1997 is based upon the estimated annual income tax rate of the Company.

                           INSIGHT ENTERPRISES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)



6.   COMPREHENSIVE INCOME

      The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), effective January 1, 1998. SFAS 130 establishes standards for the reporting and presentation of comprehensive income and its components in financial statements. Comprehensive income encompasses net income and "other comprehensive income," which includes all other non-owner transactions and events that change stockholders' equity. Other comprehensive income for the three and nine months ended September 30, 1998 and 1997 was immaterial.

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

OVERVIEW

      The Company commenced operations in 1988 as a direct marketer of hard disk drives and other mass storage products. In 1990, the Company began marketing its own Insight-brand computers and in 1991 and 1992, added hardware, software and other name brand computers to its product line. Through 1992, the Company based its marketing practices primarily on advertising in computer magazines and the use of inbound toll-free telemarketing. In 1993, the Company shifted its marketing strategy to include the publication of proprietary catalogs and the use of outbound account executives focused on the business, education and government markets. During 1995, the Company began to de-emphasize the sale of Insight-branded computers and discontinued the sale of Insight-branded computers in the fourth quarter of 1995. Although the cost savings from this decision have positively impacted earnings from operations, gross profit percentage has been negatively affected. The Company expects gross margins to continue to decline in 1998 primarily due to pricing strategies and market conditions.

      During 1995, the Company nearly doubled its catalog circulation to aggressively test new lists and generate leads. In 1997, the Company did not increase its catalog circulation because the Company used the information generated from prior years' tests to target mailings to its best prospective customers while increasing its focus on penetrating existing accounts. In 1997, the Company continued to increase its focus on the business, education and government markets, which aggregated approximately 89% of its business in calendar 1997. The Company has hired a number of senior sales managers and account executives, and plans to continue to actively increase its account executive base by approximately 50 to 100, net, per quarter during 1998.

      In October 1997, the Company began operations in Canada and on April 3, 1998, the Company acquired a computer direct marketing company in the United Kingdom ("U.K."). International sales represented 7.9% of net sales, in the quarter ended September 30, 1998. On September 14, 1998, the Company acquired Treasure Chest Computers, a New Orleans, Louisiana-based direct marketer of computers and computer-related products.

      In order to leverage its infrastructure, the Company, in 1992, began providing direct marketing services to third parties. Under some of the Company's outsourcing arrangements, the Company takes title to inventories of products and assumes the risk of collection of accounts receivable in addition to its

                          INSIGHT ENTERPRISES, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


sales functions. Revenues derived from the sales of such products are included in the Company's net sales. Certain other outsourcing arrangements are primarily service-based, and the Company generally derives net sales from these types of arrangements based on a percentage of the net sales generated from products sold. Accordingly, the rate of the Company's net sales growth in future periods may be affected by the mix of outsourcing arrangements which are in place from time to time. Additionally, some of the programs may be seasonal in nature, as their target customers can have cyclical buying patterns. Outsourcing represented 10.0% and 8.2% of the Company's sales for the nine months ended September 30, 1998 and 1997, respectively.

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

                            RESULTS OF OPERATIONS

      The following table sets forth for the fiscal periods indicated certain financial data as a percentage of net sales:

                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                              1998           1997           1998           1997
                                            ------         ------         ------         ------
Net sales .........................          100.0%         100.0%         100.0%         100.0%
Costs of goods sold ...............           88.5           87.7           88.0           87.4
                                            ------         ------         ------         ------
      Gross profit ................           11.5           12.3           12.0           12.6
Selling, general and administrative
   expenses .......................            8.3            8.8            8.7            9.1
                                            ------         ------         ------         ------
      Earnings from operations ....            3.2            3.5            3.3            3.5
Non-operating income (expense), net           (0.0)          (0.0)          (0.0)           0.0
                                            ------         ------         ------          ------
      Earnings before income taxes             3.2            3.5            3.3            3.5
Income tax expense ................            1.2            1.4            1.3            1.4
                                            ------         ------         ------         ------
      Net earnings ................            2.0%           2.1%           2.0%           2.1%
                                            ======         ======         ======         ======


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Net Sales. The Company's net sales are comprised of direct marketing sales and sales from outsourcing arrangements with manufacturers. Net sales increased $89.9 million, or 52%, to $261.2 million for the three months ended September 30, 1998 from $171.3 million for the three months ended September 30, 1997. The Company increased its number of orders shipped by 55% from 174,000 for the quarter ended September 30, 1997 to 270,000 for the quarter ended September 30, 1998. International sales represented $20.5 million or 7.9% of total net sales for the quarter ended September 30, 1998. The Company's organic growth, excluding the sales from the recently acquired U.K. operations, and Treasure Chest Computers was still 42%.

                          INSIGHT ENTERPRISES, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997 (CONTINUED)

      Sales derived from direct marketing increased $74.9 million, or 50%, to $225.9 million for the three months ended September 30, 1998 from $151.0 million for the three months ended September 30, 1997. The increase in direct marketing sales resulted primarily from increased emphasis on outbound telemarketing, deeper account penetration, a greater percentage of business customers, an increase in the Company's customer base and internet enhancements that have increased unassisted transactions from 1.8% of sales to 5.2% of sales for the quarters ended September 30, 1997 and 1998, respectively.

      Sales derived from outsourcing arrangements increased $15.0 million, or 74%, to $35.3 million for the three months ended September 30, 1998 from $20.3 million for the three months ended September 30, 1997. Due to a seasonal outsourcing program that was obtained last year, outsourcing sales sequentially increased in the third quarter and became a larger percentage of total sales. Outsourcing sales represented 13.5% and 11.9% of total sales in the quarters ended September 30, 1998 and 1997, respectively. The increase in sales from outsourcing services resulted from the successful addition of new programs and the increase in the volume of the seasonal outsourcing program mentioned above. New outsourcing programs can be seasonal in nature, as their target customers can have cyclical buying patterns. The growth rate of the outsourcing arrangements may also be affected by the mix of outsourcing arrangements - service-based versus revenue-based. The Company is actively seeking other outsourcing arrangements with major manufacturers.

      Gross Profit. Gross profit increased $9.1 million, or 43%, to $30.1 million for the three months ended September 30, 1998 from $21.0 million for the three months ended September 30, 1997. As a percentage of sales, gross profit decreased from 12.3% for the three months ended September 30, 1997 to 11.5% for the three months ended September 30, 1998. The decline in gross profit percentage primarily resulted from: the seasonal outsourcing program mentioned above that has lower gross profit percentage products; product shortages that were prevalent during the quarter causing the Company to pay higher prices for needed products; and increases in shipping rates. The Company expects its gross profit percentage to increase sequentially in the fourth quarter of 1998 due to the lessened impact of the seasonal outsourcing program, but to then decline in 1999 primarily due to pricing strategies, supplier reimbursement programs, market conditions and shifts in product mix.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $6.6 million, or 44%, to $21.7 million for the three months ended September 30, 1998 from $15.1 million for the three months ended September 30, 1997, but decreased as a percentage of net sales to 8.3% for the three months ended September 30, 1998 from 8.8% for the three months ended September 30, 1997. The decline was attributable to increased economies of scale, continued cost-cutting measures and the issuance of restricted stock to selected employees. This decline was partially offset by the additional costs of hiring and training new account executives, costs associated with rapid growth and relatively higher operating expenses in the U.K. In the quarter ended September 30, 1998, the Company added 95 account executives. This number includes 30 account executives added with the Treasure Chest Computer acquisition in September 1998. The Company completed its move of its main distribution center to Indiana during the quarter ended September 30, 1998 thereby incurring on a temporary basis the overlapping expenses of two main distribution centers in the United States.

                          INSIGHT ENTERPRISES, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997 (CONTINUED)

      Non-Operating Income (Expense), Net. Non-operating expense, net, which consists primarily of interest expense, increased to $124,000, for the three months ended September 30, 1998 from $40,000, for the three months ended September 30, 1997. Interest expense primarily relates to borrowings under the Company's line of credit and long-term debt which have been necessary to finance the Company's growth and sales facility. Interest income was generated by the Company through short-term investments, some of which are tax advantaged bonds.

      Income Tax Expense. The Company's effective tax rate was 37.7% and 40.4% for the quarters ended September 30, 1998 and 1997, respectively. The decrease in the effective tax rate reflects the implementation of a tax minimization strategy during 1998, changes to Arizona income taxes and investments made in tax advantaged bonds, but was partially offset by an increase in the Company's marginal Federal income tax rate.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

      Net Sales. The Company's net sales are comprised of direct marketing sales and sales from outsourcing arrangements with manufacturers. Net sales increased $264.0 million, or 60%, to $705.4 million for the nine months ended September 30, 1998 from $441.4 million for the nine months ended September 30, 1997. The Company increased its number of orders shipped by 50% from 502,000 to 753,000 for the nine months ended September 30, 1997 and 1998, respectively. The Company's organic growth, excluding the sales from the recently acquired U.K. and Treasure Chest Computers operations, was still 53%.

      Sales derived from direct marketing increased $229.6 million, or 57%, to $634.9 million for the nine months ended September 30, 1998 from $405.3 million for the nine months ended September 30, 1997. The increase in direct marketing sales resulted primarily from increased emphasis on outbound telemarketing, deeper account penetration, a greater percentage of business customers, an increase in the Company's customer base and internet enhancements that have increased unassisted transactions.

      Sales derived from outsourcing arrangements increased $34.4 million, or 95%, to $70.5 million for the nine months ended September 30, 1998 from $36.1 million for the nine months ended September 30, 1997. The increase in sales from outsourcing services resulted from the successful addition of new programs. Some of these new outsourcing programs can be seasonal in nature, as their target customers can have cyclical buying patterns. The growth rate of the outsourcing arrangements may be affected by the mix of outsourcing arrangements - service-based versus revenue-based. The Company is actively seeking other outsourcing arrangements with major manufacturers.

      Gross Profit. Gross profit increased $29.2 million, or 52%, to $84.9 million for the nine months ended September 30, 1998 from $55.7 million for the nine months ended September 30, 1997. As a percentage of sales, gross profit decreased from 12.6% for the nine months ended September 30, 1997 to 12.0% for the nine months ended September 30, 1998. As a percentage of net sales, gross margin on the Company's sales decreased due to a continued shift in product mix, pricing strategies, market conditions and a change in product mix within the revenue-based portion of its outsourcing business.

                          INSIGHT ENTERPRISES, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997 (CONTINUED)

Also, the addition of new outsourcing programs, over the last 12 months has had a negative impact on the overall gross profit percentage.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $20.8 million, or 51%, to $61.3 million for the nine months ended September 30, 1998 from $40.5 million for the nine months ended September 30, 1997, but decreased as a percentage of net sales to 8.7% for the nine months ended September 30, 1998 from 9.1% for the nine months ended September 30, 1997. The decline was attributable to increased economies of scale, an increase in the average order size, continued cost-cutting measures and more effective marketing which were partially offset by the additional costs of hiring and training new account executives, costs associated with rapid growth and relatively higher operating expenses in the U.K.

      Non-Operating Income (Expense), Net. Non-operating income (expense), net, which consists primarily of interest, decreased to ($617,000) for the nine months ended September 30, 1998 from $215,000 for the nine months ended September 30, 1997. Interest expense primarily relates to borrowings under the Company's line of credit and long-term debt which have been necessary to finance the Company's growth and finance the sales facility. Interest income was generated by the Company through short term investments, some of which are tax advantaged bonds.

      Income Tax Expense. The Company's effective tax rate was 38.2% and 40.3% for the nine months ended September 30, 1998 and 1997, respectively. The decrease in the effective tax rate reflects the implementation of a tax minimization strategy during 1998 and changes to Arizona income taxes, but was partially offset by an increase in the Company's marginal Federal income tax rate. The effective tax rate in both years includes the benefits of investments made in tax-advantaged bonds.

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

      Cash flows from operations historically have been negative due primarily to increases in accounts receivable and inventories necessitated by sales growth and the continued shift from sales to the home market to sales in the business, education and government markets. However, the Company's net cash provided by operating activities was $42.2 million for the nine months ended September 30, 1998, as compared to $15.1 used in operating activities for the nine months ended September 30, 1997. The positive cash flow in the current year was primarily generated from a $21.5 million increase in accounts payable, a $29.0 million decrease in inventory and net earnings of $14.2 million. These funds were primarily used to fund a $35.6 million increase in accounts receivable and net repayments of $32.1 million of debt.

      Capital expenditures for the nine months ended September 30, 1998 and 1997 were $7.1 million and $7.6 million, respectively. Capital expenditures for the nine months ended September 30, 1998 primarily relate to equipment for the Company's new distribution center in Indiana and furniture and equipment for additional office space in Tempe, Arizona. Capital expenditures for the nine months ended September 30, 1997 primarily relate to the continued upgrade of the Company's equipment, systems and the Company's Sales Facility.

      The Company's future capital requirements include financing the growth of working capital items such as accounts receivable and inventories, and the purchase of equipment, furniture and fixtures to accommodate future growth. The Company anticipates that cash flow from operations together with the funds available under its credit facility should be adequate to support the Company's presently anticipated cash and working capital requirements through 1998. The Company's ability to continue funding its planned growth beyond 1998 is dependent upon its ability to generate sufficient cash flow or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required. See Note 3 of Notes to Condensed Consolidated Financial Statements for a description of the Company's $70 million credit facility.

YEAR 2000 COMPLIANCE

      Many of the world's computer systems currently record years in a two-digit format. Such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions. The potential costs and uncertainties associated with this issue will depend on a number of factors, including software, hardware and the nature of the industry in which a company operates. Additionally, companies must coordinate with other entities with which they electronically interact, such as customers, vendors and lenders.

      The Company has commenced, but not completed, an assessment of its Year 2000 issues with respect to both information technology ("IT") systems and non-IT systems. The Company expects to complete its assessment in the first quarter of 1999. The Company's Year 2000 plan also includes remediation, testing, and contingency planning phases.

                          INSIGHT ENTERPRISES, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      YEAR 2000 COMPLIANCE (CONTINUED)

      The Company is in the process of replacing its core-business function applications in order to accommodate its expanding business needs. These applications are believed to be Year 2000 compliant software, purchased with such certification from the source vendor. These applications are scheduled to be installed during the first quarter of 1999 at which point the Company will proceed to the testing phase. Additionally, as a contingency measure, the Company is modifying its existing core-business functions applications to be Year 2000 compliant. The Company presently believes that with modifications to existing software, the cost of which is not expected to be material, the Year 2000 problem will not pose significant operational problems for the Company's internal operations. To date, the Company's assessment of non-IT systems, such as its buildings and equipment, has not revealed any material Year 2000 issues, assuming no disruption in telephone, electric and delivery services.

      As part of the Company's Year 2000 assessment, it is continuing to verify the Year 2000 readiness of third parties (vendors, customers and lenders) with whom the Company has material relationships. At present, the Company is not able to determine the effect on the Company's results of operations, liquidity, and financial condition in the event the Company's material vendors, customers and lenders are not Year 2000 compliant. In a worst case scenario, possible consequences include loss of communications links, loss of electric power, and inability to process transactions or engage in similar normal business activities resulting in the inability to sell and deliver products to customers. In addition, since not all customer situations can be anticipated, the Company may experience sales returns of merchandise, although such returns should not materially affect the Company's financial condition. The Company will continue to monitor the progress of its material vendors, customers and lenders and formulate a contingency plan at that point in time when the Company does not believe a material vendor, customer or lender will be compliant. The Company's internal contingency planning is not yet complete and will be reviewed regularly until Year 2000 actually begins.

                          INSIGHT ENTERPRISES, INC.

PART II -   OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

        On September 13, 1998, the Company acquired all of the outstanding capital stock of Treasure Chest Computers Inc., a Louisiana corporation. Treasure Chest Computers is based in Louisiana and is engaged in the business of direct marketing of computers, motherboards, hard drives, video cards and monitors. In connection with the acquisition, the Company issued an aggregate of 451,338 shares of its Common Stock to the four stockholders of Treasure Chest Computers (Gary Oreman, Darin Oreman, Eleanor Oreman, and Jay Oreman). Exemption from registration for the issuances of the Common Stock in this transaction is claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, regarding transactions by an issuer not involving any public offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

            10    Form of Restricted Stock Agreement

            21    Subsidiaries of the Registrant

            27.1 Financial Data Schedule for the nine months ended September 30, 1998.

            27.2 Financial Data Schedule for the nine months ended September 30, 1997.

        (b) Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter for which the report is filed.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:  NOVEMBER 12, 1998              INSIGHT ENTERPRISES, INC.



                                      BY: /S/  ERIC CROWN
                                          ERIC J. CROWN
                                          CHIEF EXECUTIVE OFFICER





                                      BY: /S/  STANLEY LAYBOURNE
                                          STANLEY LAYBOURNE
                                          CHIEF FINANCIAL OFFICER, SECRETARY
                                          AND TREASURER

                                    EXHIBITS

            10    Form of Restricted Stock Agreement

            21    Subsidiaries of the Registrant

            27.1 Financial Data Schedule for the nine months ended September 30, 1998.

            27.2 Financial Data Schedule for the nine months ended September 30, 1997.