Form 10-K
period 1998-12-31
INSIGHT ENTERPRISES INC
filed 1999-03-31
CIK 932696

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

/ X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                       OR
/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO ___________
                         COMMISSION FILE NUMBER: 0-25092

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

                                  Common Stock
                                (TITLE OF CLASS)
 .........Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes  /X/       No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based upon the closing price of the Registrant's Common Stock as reported on the Nasdaq National Market on February 26, 1999, was approximately $505,703,000. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

         The number of outstanding shares of the Registrant's Common Stock on February 26, 1999 was 25,495,482.



                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 1999 are incorporated by reference in Part III hereof.

                            INSIGHT ENTERPRISES, INC.

                             FORM 10-K ANNUAL REPORT
                          YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS


                                                                                                       PAGE
                                                                                                       ----
                                                           PART I
        ITEM 1.         Business.................................................................         1
        ITEM 2.         Properties...............................................................        10
        ITEM 3.         Legal Proceedings........................................................        10
        ITEM 4.         Submission of Matters to a Vote of Security Holders......................        10

                                                           PART II
        ITEM 5.         Market for the Registrant's Common Stock and Related Stockholder
                           Matters...............................................................        10
        ITEM 6.         Selected Consolidated Financial and Operating Data.......................        11
        ITEM 7.         Management's Discussion and Analysis of Financial Condition and..........
                           Results of Operations.................................................        12
        ITEM 7A.        Quantitative and Qualitative Disclosures about Market Risk...............        20
        ITEM 8.         Financial Statements and Supplementary Data..............................        20
        ITEM 9.         Changes in and Disagreements with Accountants on Accounting and
                           Financial Disclosure..................................................        20

                                                          PART III
        ITEM 10.        Directors and Executive Officers of the Registrant.......................        20
        ITEM 11.        Executive Compensation...................................................        20
        ITEM 12.        Security Ownership of Certain Beneficial Owners and Management...........        21
        ITEM 13.        Certain Relationships and Related Transactions...........................        21

                                                           PART IV
        ITEM 14.        Exhibits and Reports on Form 8-K.........................................        21
        SIGNATURES      .........................................................................        23

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Insight (the "Company") is a global direct marketer of brand name computers, hardware and software. The Company markets primarily to small- and medium-sized businesses comprised of 50 to 1,000 employees, through a combination of a strong outbound telemarketing sales force, electronic commerce, electronic marketing and direct mail catalogs. The Company offers an extensive assortment of more than 80,001 SKUs of computer hardware and software, including such popular name brands as Compaq, Hewlett-Packard, IBM, NEC, Microsoft, Seagate, Toshiba and 3COM. Insight's knowledgeable sales force, aggressive marketing strategies and streamlined distribution, together with its advanced proprietary information system, have resulted in high customer loyalty and strong, profitable growth.

     The Company seeks to create strong, long-term relationships with its customers through the use of a well-trained, dedicated outbound sales force whose goal is to increase the depth of penetration in its existing accounts, encourage repeat buying and ensure customer satisfaction. To that end, the Company has increased its number of account executives by 730% over five years, from 129 in 1993 to 1,072 at the end of 1998, most of whom focus on outbound telemarketing.

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

     In 1998, the Company expanded its operations outside of North America with the acquisition of two European computer direct marketing companies. The first, in April 1998, was the acquisition of a full-service direct marketing organization based in Worksop, England, along with 85% of a related internet service provider company. In December 1998, the Company acquired a leading direct marketer based near Frankfurt, Germany. The Company's international subsidiaries - including the operation Insight established in Montreal, Canada in 1997 - represented eight percent of net sales in 1998.

     In September 1998, the Company increased its customer base in the United States with the acquisition of New Orleans-based computer direct marketer Treasure Chest Computers, Inc.

     The Company's objective is to increase sales and generate improved profitability in all areas by (i) expanding globally, (ii) increasing the penetration of its existing customer base, (iii) leveraging its existing infrastructure, (iv) expanding its product offerings and customer base and (v) utilizing emerging technologies. The Company's goal is to become the primary source of computer and related products to its targeted market.

     The Company's executive offices are located at 6820 South Harl Avenue, Tempe, Arizona 85283, and its telephone number is (602) 902-1001. Administrative offices, the Company's outsourcing subsidiary and related distribution facilities are also situated in Tempe, Arizona. Insight's full-service distribution center was relocated to Indianapolis, Indiana in early 1998. The Company maintains a World Wide Web site at www.insight.com.

     Insight was incorporated in Delaware in 1991 and is the successor to the business that commenced operations in 1988. Unless the context otherwise requires, the "Company" or "Insight" as used herein refers to Insight Enterprises, Inc. and its subsidiaries and predecessors.

INDUSTRY BACKGROUND

     U.S. and worldwide computer, hardware and software sales continue to increase. The Company believes that sales of computers and related products have increased principally as a result of the following: (i) decreases in prices of computers, hardware and software resulting primarily from intense competition among manufacturers, retailers and resellers; (ii) improvements in computer hardware performance and development of new software applications; (iii) increased use of computers by businesses, education institutions and governments; (iv) increased user familiarity with computers; (v) rapid technological advances and resulting short product life cycles; and (vi) the emergence of industry standards and component commonality.

     The market for computers and related products is served by a variety of distribution channels, and intense competition for market share has forced computer manufacturers to seek new channels through which to distribute their products. According to industry data, the direct marketing channel, the channel in which the Company operates, has been the fastest growing segment of the U.S. and worldwide PC product markets.

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

     The Company believes new entrants into the direct marketing channel must overcome a number of significant barriers to entry, including the time and resources required to build a customer base of sufficient size and a well trained account executive sales base, the significant investment required to develop the information and operating infrastructure required for a direct marketer, the advantages enjoyed by larger established competitors in terms of purchasing and operating efficiencies, the established relationships with manufacturers who may be reluctant to allocate product and cooperative advertising funds to additional participants and the difficulty of identifying and recruiting management personnel with significant relevant experience.

     The Company believes that it will continue to benefit from industry changes as a cost-effective provider of a full range of computer and related products through direct marketing. The Company believes that traditional distribution channels, such as retail stores, have not satisfied the key customer purchase criteria of product selection and availability, price, convenience and customer service, thus creating an opportunity for growth of direct marketers of computer products such as the Company. Additionally, the Company believes that recently emerging internet-only computer providers, though currently offering attractive pricing, are not able to offer the necessary support functions (e.g. dedicated account executive, term purchases, efficient return privileges) to satisfy the Company's targeted customer, the small and medium business.

OPERATING STRATEGY

     The Company's objective is to become the global leader in the direct sales and direct marketing of computers and related products to the computer literate end-user. The key elements of the Company's strategy are as follows:

     Small- to Medium-Sized Business Market Focus. The Company targets businesses with 50 to 1,000 employees, which it believes is one of the most valuable segments of the computer market. The Company's operating model positions it to more effectively serve this business segment of the market through its extensive product availability, high service levels, cost-effective distribution system and technological innovation. The Company believes these business customers represent the most attractive segment of the industry because they demand leading, high-performance technology products, purchase frequently, are value conscious and require less technical support.

     Well Trained Account Executives Supported by Attractive Targeted Marketing. The Company focuses its effort on outbound telemarketing and, to this end, has increased the number of account executives at a compound annual rate of 53% over the last five years to 1,072 in 1998. To support this effort, the Company has prioritized its database, assigned account responsibility and enhanced sales training. The Company offers its products through integrated direct marketing that includes outbound and inbound telesales, electronic commerce, electronic direct marketing, printed catalogs and advertisements in international trade publications.

     Use of E-Commerce. The Company actively promotes the use of e-commerce with its customers. The Company believes that providing the customer with a seamless e-commerce system supported by well trained account executives results in a highly efficient business model with high customer satisfaction. Additionally, through the promotion of e-commerce the Company hopes to increase account executive production and increase the ease of doing business with the Company.

     Building Customer Loyalty. The Company strives to create a strong, long-term relationship with its business customers to increase the productivity of its existing accounts, encourage repeat buying and ensure customer satisfaction. The Company believes that a key to building customer loyalty is a team of knowledgeable and empowered account executives backed by a strong support staff. Most business customers are assigned a trained account executive who handles orders, notifies them of products and services that may be of specific interest and acts as a liaison between the customer and the rest of the Company. The Company believes these strong one-on-one relationships improve the likelihood that the customer will consider the Company for future purchases. As a result of this effort, approximately two-thirds of the Company's orders in each of 1998 and 1997 were placed by customers who had previously purchased products from the Company.

     Broad Selection of Branded Products. The Company provides the convenience of one-stop shopping by offering its customers a broad, comprehensive selection of more than 80,001 computer and computer-related products based on the Wintel standard. The Company offers brand name products of manufacturers, including, among others, Compaq, Hewlett-Packard, IBM, NEC, Microsoft, Seagate, Toshiba and 3COM. The Company's breadth of product offering combined with its efficient, high-volume and cost-effective direct marketing practices allow it to offer its customers competitive prices. The Company has developed "direct-ship" programs with some of its suppliers through the use of electronic data interchange links allowing it to expand further its product offerings without increasing its inventory and handling costs or exposure to inventory risk.

     Efficient Technologically-Driven Operator. The Company has developed a highly refined operating model to support an efficient fulfillment and distribution infrastructure. The Company's business model has yielded inventory turns of 26 and 17 times in 1998 and 1997, respectively. The Company also uses technologically advanced, proprietary, real-time information systems to enhance the integration of its sales, distribution and accounting functions, with the goal of lowering operating expenses and further improving customer service and satisfaction levels. To minimize its inventory exposure, the Company uses a variety of inventory control procedures and policies, including automated "just-in-time" management and electronic "direct-ship" programs with suppliers. Fifty percent of the Company's orders in 1998 were shipped directly to the customer from the supplier. In addition, the Company uses other automated systems involving telephony, credit card processing and electronic catalog production to further streamline operations and to continue to improve profitability and increase customer satisfaction. The Company has leveraged these core operating competencies by offering outsourcing of direct marketing services to leading manufacturers and expects to continue to opportunistically leverage these capabilities in the future.

GROWTH STRATEGY

     The Company's growth strategy is to increase sales and earnings by (i) expanding globally, (ii) increasing penetration of its existing customer base,
(iii) leveraging its existing infrastructure, (iv) expanding its product offerings and customer base and (v) utilizing emerging technologies.

     Global Expansion. The Company seeks to become a global leader in direct marketing. To that end, the Company established operations in Canada in 1997 and in 1998 acquired direct marketers in the United Kingdom and Germany. For the year ended December 31, 1998, eight percent of the Company's net sales were from international subsidiaries. The Company intends to continue expanding globally through additional acquisitions of direct marketing companies utilizing ultimately a similar operating strategy as that used in the United States.

     Increase Penetration of Existing Customer Base. The Company seeks to become the primary source of computer and related products to its target market. To achieve this goal, one of the Company's principal focus areas is to increase penetration of existing accounts by developing and increasing the number of account executives who focus on outbound telemarketing opportunities. The Company believes proactive account management and the assignment of individual account executives, dedicated to developing closer relationships with active business customers, will enable it to increase the volume, frequency and breadth of the business. The Company has increased the number of its account executives by 730% since 1993 to 1,072 as of December 31, 1998, most of whom focus on outbound telemarketing. In addition, the Company has added senior level sales managers to its management team in order to enhance sales productivity. The Company continues to prioritize its customer database to better understand and service its customers and to expand the long-term nature of its customer relationships.

     Leverage Existing Infrastructure. The Company has expended considerable resources to develop its infrastructure to support its planned growth. Since the end of 1997, the Company has increased the number of its account executives by 420, invested in its information system and Internet upgrades/improvements and relocated its inventory to a new United States distribution center in Indianapolis, Indiana. The Company believes that ultimately these investments should allow the Company to increase its sales without a corresponding increase in selling, general and administrative expenses. The Company expects to continue to reduce its selling, general and administrative expenses as a percent of sales to further improve profitability through increased productivity of the new account executives, cost-effective marketing, the utilization of electronic commerce and economies of scale. In addition, the Company has developed strong relationships with its suppliers and continues to offset some expenses through the receipt of supplier reimbursements. The Company intends to continue to leverage its core operations by offering outsourcing of direct marketing services to leading manufacturers of computers and related products.

     Expand Product Offering and Customer Base. The Company offers an extensive assortment of products. Many of its products are offered through the use of its proprietary software which enables the Company to maintain a "virtual inventory" through real-time access to supplier products via electronic data interchange links. In 1998, 50% of the Company's shipments were direct shipped from non-Insight distribution facilities, as compared to 29% in 1997. The Company will continue to expand its product offerings through increased use of the electronic "direct ship" programs with suppliers as well as seeking new product authorizations as they become available to direct channels. In addition, the Company is analyzing domestic and international acquisition opportunities that would further expand and enhance its existing product offerings to the business customer. The Company seeks to acquire new accounts through its outbound telemarketing force, electronic commerce, electronic marketing and other strategies.

     Utilize Emerging Technologies. The Company believes it has historically been a leader in creating and capitalizing on emerging technologies within direct marketing and it expects to continue to capitalize on such new advances. The Company expects to continue to utilize emerging marketing and distribution channels such as the Internet and on-line computer services to generate sales, distribute product information, provide product support and obtain additional customer leads. The Company experienced a 375% increase in unassisted Internet sales, approximately 5.2% and 1.8% of its sales in 1998 and 1997, respectively. The Company believes that its business customer audience is technologically sophisticated and will adopt such services. These new distribution channels continue to increase the scope of the Company's marketing efforts, and management believes that they will lead to increased sales and profitability. In particular, the Company believes that its direct marketing capabilities will provide it a competitive advantage in the rapidly expanding Internet commerce channel. The Company expects to further utilize its direct marketing expertise in order fulfillment and distribution to take advantage of these new direct marketing channels as they continue to develop.

MARKETING

     The Company sells its products through the direct marketing channel. The Company's marketing programs are designed to attract new customers and to stimulate additional purchases from existing customers. Through its marketing programs, the Company emphasizes its broad product offering, competitive pricing, fast delivery, customer support and multiple payment options. The Company uses a number of marketing techniques to reach existing and prospective customers including outbound telemarketing, electronic marketing and communications, catalogs, advertising and specialty marketing programs.

     Outbound Telemarketing. The Company maintains a core group of outbound telemarketing account executives who contact specified customers on a systematic basis to generate additional sales. In addition, when time permits, these account executives utilize various prospecting techniques in order to increase the size of their customer base. The Company believes that small- and medium-sized businesses respond favorably to a one-on-one relationship with personalized service from well-trained account executives. Once established, these one-on-one relationships are maintained and enhanced through frequent telecommunications and supplemented by customized marketing materials designed to meet each customer's specific computing needs. At December 31, 1998, the Company employed 1,072 account executives, an increase of 64% from 652 account executives at December 31, 1997, most of whom are focused on outbound marketing.

     Electronic Marketing and Communications. The Company maintains a global Web site, www.insight.com, which features the Company's current product offerings, special promotions, technical product specifications and other useful information. Customers may place orders while at the site using a credit card or electronic purchase order. Unassisted Web orders - those transacted without the assistance of an Insight account executive - represented 5.2% of the Company's net sales in 1998. The Company believes this percentage will increase going forward as the popularity of the Internet grows and as businesses and electronic customers increase their use of the Web to procure computing products.

     The Company's outbound telesales account executives encourage their customers to utilize the Internet for placing orders at www.insight.com and offer selected businesses customized web sites that are designed by Insight's electronic marketing team. These customized web areas allow businesses to procure computing products from Insight at specially negotiated discounted prices. The Company also creates awareness and sales of its products to an audience of electronically savvy customers and prospects through graphically rich electronic catalogs, electronic postcards and other branded sales messages transmitted via E-mail.

     Catalogs. The Company's catalogs are mailed to the Company's customers and on a selective basis to potential customers. Active customers receive a catalog several times a year depending on their purchasing history. Each catalog provides detailed product descriptions, manufacturers' specifications, pricing and the Company's service and support features. As part of its outsourcing services, the Company also produces catalogs for certain manufacturers. These catalogs are circulated periodically, and for select manufacturers the catalog is inserted into the manufacturer's product packaging.

     Advertising. The Company places advertisements in selected personal computer and trade magazines in the United Kingdom and Germany. These color advertisements provide detailed product descriptions, manufacturers' specifications and pricing information and emphasize the Company's service and support features. Additionally, the Insight logo and telephone number are included in promotions by selected manufacturers.

     The Company also advertises its sales-oriented World Wide Web site through independent content providers on commercial on-line services such as C|Net(R), ZDNET and Net Buyer(R).

     Specialty Marketing. The Company continues to increase its national exposure, promote local interest and increase traffic on its Web site through its sponsorship of the "Insight.com Bowl", a post-season intercollegiate football game. The Company announced its multi-year sponsorship on November 6, 1997.

     During the 1998 Insight.com Bowl, which was telecast live by ESPN on December 26, 1998, and also during the national championship Fiesta Bowl which was telecast live by ABC on January 4, 1999, the Company aired television commercials showcasing the Company and its products. These 15-second spots were designed to introduce the Insight brand to prospective customers and encourage high-technology business buyers to visit Insight's Web site at www.insight.com.

     Supplier Reimbursements. The Company obtains supplier reimbursements from product manufacturers. In certain cases, the Company places advertisements in catalogs and personal computer and trade magazines that feature the manufacturer's product. The manufacturer may provide a mailing list and generally reimburses the Company through discounts, advertising allowances, price protections and rebates. In other cases, the Company receives reimbursements from suppliers based upon the volume of purchases or sales of the suppliers' product. No assurance can be given that the Company will continue to receive such reimbursements or that it will be able to collect outstanding amounts relating to these reimbursements in a timely manner or at all. A reduction in or discontinuance of, a significant delay in receiving, or the inability to collect such reimbursements could have a material adverse effect on the Company's business, results of operations and financial condition. The Company believes that supplier reimbursements leverage the Company's marketing reach and build relationships with leading manufacturers.

     Customers. The Company currently maintains an extensive database of customers and potential customers. Based on dollar volume, approximate percentages of net sales for 1998 to end-users in the Company's four major market segments were as follows: business - 80%, education institutions - 7%, government organizations - 3%, and home - 10%. The percentage of sales to business customers has increased from 76% in 1997. No single customer accounted for more than two percent of net sales during 1998.

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

     Each account executive is responsible for building a customer base. Most first time callers are assigned to an account executive. All subsequent incoming calls from that customer are then directed to their account executive. The Company's information system allows on-line retrieval of relevant customer information, including the customer's history and product information, including list price, cost and availability, as well as upselling and cross-selling opportunities. Account executives are empowered to negotiate sales prices, and part of their compensation is based upon the gross profit dollars generated. Most account executives also make outbound sales calls to customers.

     The Company attributes its high outbound call volume and favorable repeat orders in part to the strength of its account executives. The Company has established dedicated sales divisions focusing on business, education and government accounts. These account executives have demonstrated the experience needed to interact with sophisticated purchasing agents and the management information staffs of larger organizations.

     The Company has experienced an increase in average order size of two percent from $896 in 1997 to $915 in 1998. This increase in average order size is attributable to the increased sales to business customers and was partially offset by decreasing prices on many products offered by the Company.

     PRODUCTS AND MERCHANDISING

     The Company offers computers, hardware and software products. The following chart provides information regarding selected products offered by the Company during 1998 and 1997:

                                                   PERCENTAGE OF
                                                   PRODUCT SALES
                                                   --------------
PRODUCT CATEGORIES                                 1998      1997     SELECTED PRODUCT MANUFACTURERS
------------------                                 ----      ----     ------------------------------

Computers:                                                          Compaq                  IBM
                                                                    Hewlett-Packard         Toshiba
      Notebooks...............................      22%       29%
      Desktops................................      18%       13%

   Hard disk drives...........................       8%       13%   Iomega                  Seagate
                                                                    Quantum                 Western Digital
   Memory/Processors..........................       5%        7%   Intel                   PNY
                                                                    Kingston                Viking
   Monitors/Video.............................       6%        7%   Mag Innovision          Princeton Graphic
                                                                                              Systems
                                                                    NEC                     ViewSonic
   Network/Connectivity.......................       8%        7%   Bay Networks            Hewlett-Packard
                                                                    Cisco Systems           3Com
   Printers...................................       9%        6%   Epson                   Lexmark
                                                                    Hewlett-Packard         Okidata
   Software...................................      10%        8%   Adobe                   Novell
                                                                    Microsoft               Symantec
   Miscellaneous..............................      14%       10%   American Power          Adaptec
                                                                         Conversion         Creative Labs

     Computers are the largest product category of the Company, representing 40% of product sales in 1998, down from 42% of product sales in 1997. The Company continues to be a leading source for hard disk drives; however, although hard disk drive capacities and speed continue to increase, prices have decreased, causing the average order size to decrease. This has resulted in a decrease in percent of product sales of hard disk drives from 13% in 1997 to eight percent in 1998.

     The Company selects its products based upon existing and proven technology. The Company does not introduce a new product until it believes that a sufficient market has developed for such product. The Company's product managers and buyers evaluate new products and the effectiveness of existing products and select products for inclusion in the Company's marketing based upon market demand, product features, quality, sales trend, price, margins and warranties. As a result of its goal to offer the latest in technology, the Company quickly replaces slower selling products with new products. The Company offers more than 80,001 computer and computer-related products based on the Wintel standard. Historically, the Company has made purchases/sales from/to other resellers in order to offer its customers favorable pricing or to balance its inventory to minimize inventory exposure risk.

SERVICE AND SUPPORT

     Insight believes it achieves high levels of customer satisfaction. The Company's dedication to prompt, efficient customer service are important factors in customer retention and overall satisfaction.

     Fast Product Delivery. Utilizing the Company's proprietary information system, customer orders are sent to the Company's distribution center or to one of the Company's "direct ship" suppliers for processing immediately after they are credit approved. Federal Express has set up its own packing facility within the Company's distribution facility, and the Company has integrated Federal Express' labeling and tracking system into the Insight information system to ensure prompt delivery. Additionally, the Company has integrated its information system with its "direct ship" suppliers; as a result, the shipments from those suppliers are transparent to Insight's customers. The Company ships most of its orders on the day the orders are received and credit approved.

     Specialty Communications. Company employees use the Internet network to enhance customer support and inter-business correspondence. The network access provides a convenient communication device enabling customers to contact their sales, customer service and technical support representatives via text-based E-mail messages. The customer may elect to receive a message via electronic mail immediately upon shipment to confirm that the order has been shipped.

     Warranties and Product Returns. Most of the products marketed by the Company are warranted by the manufacturer. The Company usually requests that customers return their defective products directly to the manufacturer for warranty service. On selected products and for selected customer service reasons, the Company accepts returns directly from the customer and then either credits the customer or ships the customer a similar but usually previously repaired product from the Company's inventory. The Company generally offers a limited 30-day money back guarantee for unopened products and selected opened products, and selected products are subject to restocking fees. The returned products are quickly processed and returned to the manufacturer for repair, replacement or credit to the Company. Products that cannot be returned to the manufacturer for warranty processing, but are in working condition, are sold through the auction section of the Company's Web site, which helps to minimize losses to the Company from returned products.

TECHNOLOGY BASED OPERATIONS

     The Company believes its implementation of advanced technological systems provides competitive advantages by increasing the productivity of its account executives, delivering more efficient customer service and reducing order processing and inventory costs. The Company's account executives can access the information system to obtain (i) a customer history, (ii) the cost and availability of the current order, (iii) the compatibility of products ordered and (iv) cross-selling and up-selling opportunities based upon products ordered. The Company believes that the information available to the Company's account executives empowers them to make better decisions, provide superior customer service and increase overall profitability. The Company has incorporated redundancy in the Company's management information systems as well as back-up systems and generators that will help to minimize the impact of any interruption in the Company's management information systems or telecommunication systems. The Company believes that its investment in information technology will continue to improve its efficiency.

     The Company has integrated its sales, accounting, inventory and distribution systems. Utilizing the Company's proprietary information system, orders are electronically sent to either the Insight distribution center or to a "direct ship" supplier for processing immediately after credit approval. All products received in the Company's distribution center have a UPC code, manufacturer bar code or supplier bar code, or are issued an Insight bar code. The Company's proprietary superscan process checks orders to ensure accurate fulfillment prior to shipping and tracks the reduction in inventory. Currently, the Company has implemented a re-ordering system that calculates lead times and, in some instances, automatically re-orders from certain suppliers. The Company has developed a sophisticated re-ordering system that accepts price quotes from several competing suppliers and automatically re-orders from the supplier with the most competitive price. The Company has integrated its order processing, labeling and tracking systems with Federal Express to ensure overnight delivery to the correct location. Additionally, the Company has implemented an on-line, real time credit card address verification and approval system through a third-party provider with Visa(R), MasterCard(R), American Express(R) and Discover(R) to instantaneously match the address provided by the customer with the specific credit card billing address and obtain transaction approval.

     The Company's telephone system can automatically route calls, depending on their originating data, to specific sales groups or the best-selling account executives. The telephone system also uses menu systems that permit the customers to route themselves to the appropriate service or sales area, or to their assigned account executives.

PURCHASING AND DISTRIBUTION

      Purchasing/Inventory Management. During 1998, the Company purchased products from approximately 300 suppliers. Approximately 35% (based on dollar volume) of these purchases were directly from manufacturers, with the balance from distributors. Purchases from Ingram Micro, Inc., a distributor and the Company's largest supplier, accounted for approximately 25% of the Company's product purchases in 1998. The top five suppliers as a group (Ingram Micro; Merisel, Inc. (a distributor); Toshiba America Information Systems, Inc.; Tech Data Corporation (a distributor) and Hewlett-Packard Co) accounted for approximately 70% of the Company's product purchases during 1998. The Company believes it has excellent relationships with its suppliers, which have resulted in favorable return and price protection policies, as well as promotional and marketing allowances. Although brand names and individual products are important to the Company's business, the Company believes that competitive sources of supply are available in substantially all of its product categories and therefore it is not dependent on any single supplier.

     Inventory Management. "Just-in-time" inventory management is utilized by the Company as a way of reducing inventory costs. The Company's order fulfillment and inventory controls allow the Company to forecast and order products "just-in-time" for shipping. The Company promotes the use of electronic data interchange with its suppliers, which helps to reduce overhead and the use of paper in the ordering process. Additionally, some distributors will "direct ship" products directly to the customer, which reduces physical handling by the Company. Fifty percent of the Company's orders were direct shipped from non-Insight distribution facilities in 1998. Such direct shipments are not apparent to the customer. These inventory management techniques have allowed the Company to offer a greater range of products without increased inventory requirements and to have inventory turns of 26 and 17 times for 1998 and 1997, respectively.

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

     Distribution Center. The majority of the Company's U.S. distribution operations are conducted at the Company's 178,000-square foot state-of-the-art shipping facility in Indianapolis, Indiana. Inventories were relocated to this facility from the Company's Tempe, Arizona distribution center in 1998 to benefit from distance-based freight rates and to allow for faster delivery of product to the majority of its customers. Activities performed in this distribution center include receipt and shipping of inventory. Orders are transmitted electronically from the account executive to the distribution center after credit approval, where a packing slip is printed automatically for order fulfillment. All inventory items are bar coded and placed in designated bin locations that are marked with both readable and bar coded identifiers. Product movement is computer directed and radio frequency scanned for verification. Radio frequency technology also is used to perform daily inventory cycle counts to ensure inventory accuracy. A proprietary superscan process also is used to ensure accurate order fulfillment. The Company has a separate building where all return product and technical services are performed. The distribution facility serving the Company's outsourcing operations remains in Tempe, Arizona and includes computer system configuration. The Company also has distribution facilities in Louisiana, Canada, the United Kingdom and Germany.

OUTSOURCING

     The Company seeks to leverage its core competencies in direct marketing by providing turnkey direct marketing services to leading manufacturers. The Company believes that outsourcing provides the manufacturers the ability to reduce operational overhead, stimulate demand for their products through other marketing channels, increase sales and enhance customer satisfaction.

     The Company currently provides direct marketing services to certain manufacturers. These services generally include publishing and circulating catalogs, placing advertisements under the manufacturer's name, providing account executives dedicated solely to the manufacturer's product line, configuration capabilities and fulfilling and/or shipping orders. The account executives interface with customers as representatives of the applicable manufacturers. In most cases, the Company is responsible for the granting of credit and for the collection of accounts generated by these product sales, but the manufacturer typically retains responsibility for warranty, service and technical support of its products. In some cases, the outsourcing arrangements are primarily service-based and the Company generally derives net sales from these types of arrangements based on a percentage of the revenue generated from products sold. While the Company's predominant market focus will remain on computer-related products, the Company intends to evaluate opportunities to leverage its sales, marketing and distribution capabilities in areas involving selected non-computer products from time to time.

COMPETITION

     The computer and related products industry is highly competitive. The Company expects competition to increase as retailers and direct marketers who have not traditionally sold computer and related products enter the industry and if the industry's rate of growth in the United States slows. The Company competes with a large number and wide variety of marketers and resellers of computers and related products, including traditional computer and related products retailers, computer superstores, internet-only computer providers, consumer electronics and office supply superstores, mass merchandisers and national direct marketers (including value-added resellers and specialty retailers, aggregators, distributors, franchisers, manufacturers and national computer retailers some of which have commenced their own direct marketing operations).

     Certain of the Company's competitors have longer operating histories and greater financial, technical, marketing and other resources than the Company. In addition, many of these competitors offer a wider range of products and services than the Company and may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many current and potential competitors also have greater name recognition and more extensive promotional activities, offer more attractive terms to customers and adopt more aggressive pricing policies than the Company. There can be no assurance that the Company will be able to compete effectively with current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, results of operations and financial condition.

SALES OR USE TAX

     The Company presently collects sales tax only in states in which the entity shipping the products has a presence. These states include Arizona, Louisiana and Indiana. Various states have sought to impose on direct marketers the burden of collecting state sales or use taxes on the sales of products shipped to that state's residents. The United States Supreme Court has affirmed its position that under the Commerce Clause of the United States Constitution, a state cannot constitutionally impose sales or use tax collection obligations on an out-of-state mail order company whose only contacts with the state are the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier. If the Supreme Court changes its position or if legislation is passed to overturn the United States Supreme Court's decision, the imposition of a sales or use tax collection obligation on the Company in states to which it ships products would result in additional administrative expenses to the Company, could result in price increases to the customer or otherwise have a material adverse effect on the Company. From time to time, legislation to overturn this decision of the Supreme Court has been introduced, although to date, no such legislation has been passed. The Company also collects a valued added tax in Canada, the United Kingdom and Germany.

PATENTS, TRADEMARKS AND LICENSES

     The Company does not maintain a traditional research and development group, but works closely with computer product manufacturers and other technology developers to stay abreast of the latest developments in computer technology. Where necessary, the Company has obtained licenses for certain technology. The Company conducts its business under the trademark and service mark "Insight" and its related logo. The Company intends to use and protect these and its other marks as it deems necessary. The Company believes its trademarks and service marks have significant value and are an important factor in the marketing of its products.

PERSONNEL AND TRAINING

     As of December 31, 1998, the Company employed 2,066 persons; 628 were in management support services and administration, 1,072 were account executives and 366 were in warehouse/distribution. The Company's employees are not represented by any labor union, and the Company has experienced no work stoppages. The Company believes its employee relations are good.

     Insight has invested in its employees' future and the Company's future, through Insight University, an ongoing program of internal and external training. The training programs include: a sales training program, a new hire training program, general industry and computer education and employee and management development. Insight's Sales Training Program is dedicated to ensuring quality sales and customer services. Classes offered target the positions of sales management, account executives and sales support by providing new skills through the entire sales process. The Company's sales training program encompasses a two-week extensive product, system and procedural training program. Insight has contracted with Learning International, Inc., a training company, to assist in focusing training in the areas of account penetration and development. Management Development training is a focus for Insight and provides each manager with individual development plans through classes relevant to his/her needs.

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

ITEM 2. PROPERTIES

     The Company constructed a 103,000 square foot facility on 17 acres of land in Tempe, Arizona which houses part of the Company's sales force and the executive offices. The Company also leases approximately 190,000 square feet in five facilities in Tempe, Arizona which houses its administrative, support and outsourcing activities. In 1998, the Company leased a distribution center of approximately 178,000 square feet in Indianapolis, Indiana. The Company also leases another 18,000 square feet in Canada, 23,000 square feet in Louisiana, 42,000 square feet in the United Kingdom and 26,000 square feet in Germany. A portion of the space in Canada is being used to house account executives managing U.S. business accounts. The leases for approximately 39% of such space expire in 1999, two percent expire in 2000, ten percent expire in 2001, two percent expire in 2002, four percent expire in 2003, 38% expire in 2004 and the remaining five percent expire between 2005 and 2012. The Company may require more space in the future. The amount and timing of future space needs will depend upon the extent of the Company's growth. The Company believes that suitable facilities will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

     The Company currently is not a party to any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     MARKET INFORMATION

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "NSIT." The bid price information included herein is derived from the Nasdaq Monthly Statistical Report, represents quotations by dealers, may not reflect applicable markups, markdowns or commissions and does not necessarily represent actual transactions.

                                                                                     COMMON STOCK
                                                                           --------------------------------
                                                                           HIGH PRICE             LOW PRICE
                                                                           ----------             ---------
             Year 1997
                First Quarter.........................................      $ 10.815              $  7.333
                Second Quarter........................................         9.037                 6.889
                Third Quarter.........................................        16.722                 8.815
                Fourth Quarter........................................        20.111                13.722
              Year 1998
                First Quarter.........................................        19.084                14.778
                Second Quarter........................................        19.500                13.000
                Third Quarter.........................................        25.333                17.111
                Fourth Quarter........................................        36.833                12.000

     As of February 26, 1999, there were 25,495,482 shares outstanding of the Common Stock of the Company held by approximately 115 stockholders of record. The Company estimates that there are approximately 5,400 beneficial holders of the Company's Common Stock.

     Dividends. The Company has never paid a cash dividend on its Common Stock, and the Company's credit facility prohibits the payment of cash dividends without the lender's consent. The Board of Directors currently anticipates that all of the Company's earnings will be retained for use in its business and does not intend to pay any cash dividends in the foreseeable future.

     On January 6, 1999, the Company's Board of Directors approved a 3-for-2 stock split effected in the form of a stock dividend and payable on February 18, 1999 to the stockholders of record at the close of business on January 25, 1999. Additionally, 3-for-2 stock splits were effected in the form of stock dividends on September 8, 1998 and September 17, 1997. All share amounts, share prices and net earnings per share in this Annual Report on Form 10-K have been retroactively adjusted to reflect these 3-for-2 stock splits.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

     The following selected consolidated financial and operating data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, and Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere herein. The selected consolidated financial data presented below under the captions "Consolidated Statements of Earnings Data" and " Consolidated Balance Sheet Data" as of and for each of the years in the four-year period ended December 31, 1998 are derived from the consolidated financial statements of the Company, which consolidated financial statements have been audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of December 31, 1998 and 1997, and for each of the years in the three-year period ended December 31, 1998 and the independent auditors' report thereon, are included elsewhere herein.


                                                                                        YEARS ENDED DECEMBER 31,
                                                    -----------------------------------------------------------------------------
                                                        1998                1997                1996              1995
                                                    ------------        ------------        -----------       ------------

                                                                         (in thousands, except per share data and share amounts)
CONSOLIDATED STATEMENTS OF EARNINGS DATA:
Net sales ...................................       $  1,002,784        $    627,735        $   410,919       $    272,051
Cost of goods sold ..........................            881,910             548,612            354,501            232,063
                                                    ------------        ------------        -----------       ------------
Gross profit ................................            120,874              79,123             56,418             39,988
Selling, general and administrative expenses              86,989              56,895             44,237             32,771
                                                    ------------        ------------        -----------       ------------
Earnings from operations ....................             33,885              22,228             12,181              7,217
Non-operating income (expense), net .........               (713)                (73)               328               (397)
                                                    ------------        ------------        -----------       ------------
Earnings before income taxes ................             33,172              22,155             12,509              6,820
Income tax expense ..........................             12,722               8,937              4,951              2,701
                                                    ------------        ------------        -----------       ------------
Net earnings ................................       $     20,450        $     13,218        $     7,558       $      4,119
                                                    ============        ============        ===========       ============
Earnings per share(1)(2)
      Basic .................................       $       0.84        $       0.58        $      0.40       $       0.28
                                                    ============        ============        ===========       ============
    Diluted .................................       $       0.81        $       0.55        $      0.38       $       0.26
                                                    ============        ============        ===========       ============
Shares used in per share calculations(1)(2)
    Basic ...................................         24,234,358          22,944,695         18,826,460         14,670,305
                                                    ============        ============        ===========       ============
    Diluted .................................         25,327,032          24,094,740         20,028,323         15,616,114
                                                    ============        ============        ===========       ============
SELECTED OPERATING DATA:
Account executives (end of period) ..........              1,072                 652                374                236
Inventory turnover(3) .......................                26x                 17x                17x                13x



                                                  ------------
                                                      1994
                                                  ------------
                                                   (unaudited)

CONSOLIDATED STATEMENTS OF EARNINGS DATA:
Net sales ...................................     $    216,699
Cost of goods sold ..........................          183,366
                                                  ------------
Gross profit ................................           33,333
Selling, general and administrative expenses            29,248
                                                  ------------
Earnings from operations ....................            4,085
Non-operating income (expense), net .........             (638)
                                                  ------------
Earnings before income taxes ................            3,447
Income tax expense ..........................            1,181
                                                  ------------
Net earnings ................................     $      2,266
                                                  ============
Earnings per share(1)(2)
      Basic .................................     $       0.26
                                                  ============
    Diluted .................................     $       0.24
                                                  ============
Shares used in per share calculations(1)(2)
    Basic ...................................        9,418,607
                                                  ============
    Diluted .................................       10,433,817
                                                  ============
SELECTED OPERATING DATA:
Account executives (end of period) ..........              194
Inventory turnover(3) .......................              18x



                                                                                    DECEMBER 31,
                                                        ------------------------------------------------------------------
                                                          1998           1997           1996          1995          1994
                                                        --------       --------       --------       -------       -------
                                                                                                                (unaudited)
                                                                                  (in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Working capital ...................................     $101,875       $114,663       $ 70,362       $31,179       $ 3,202
Total assets ......................................      251,398        162,383        110,790        69,548        38,192
Short-term debt ...................................           --             --             --            --        12,846
Long-term debt and line of credit, excluding
 current portion ..................................        8,268         32,750             --            --           971
Stockholders' equity ..............................      151,108        102,380         83,941        37,546         4,901

------------
(1) Net earnings per share and shares used in per share calculations for the year ended December 31, 1994 are pro forma and unaudited and for 1994, reflect the elimination of executive compensation expense in excess of the amounts due under employment contracts with two officers effective as of October 1, 1994 and reflect the additional income taxes on S corporation earnings assuming an effective tax rate of 39.6%. Certain subsidiaries of the Company were S corporations prior to June 30, 1994 and were not subject to federal and state income taxes. As a result of these adjustments, pro forma net earnings is $2,487,000 for the year ended December 31, 1994. Shares used in per share calculations are calculated using the treasury stock method. Earnings per share calculations reflect the reincorporation of the Company as a Delaware corporation and the related share exchange.

(2) As adjusted to reflect the 3-for-2 stock splits effected in the form of stock dividends and payable on February 18, 1999 to the stockholders of record at the close of business on January 25, 1999 and additional 3-for-2 stock splits paid on September 8, 1998 and September 17, 1997. All share amounts, share prices and earnings per share in the Annual Report on Form 10-K have been retroactively adjusted to reflect these 3-for-2 stock splits.

(3) Inventory turnover is calculated by dividing cost of goods sold for the year by the average of the beginning and ending inventory for the year and inventory at quarter ends within that year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained in this Item and elsewhere in this report may be "forward-looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995. These forward-looking statements may include projections of matters that may affect sales or net earnings; projections of capital expenditures; projections of growth; hiring plans; plans for future operations; financing needs or plans; plans relating to the Company's products; and assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking information. Some of the important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by the Company include, but are not limited to, the following: fluctuations in operating results, intense competition, management of rapid growth, need for additional financing, past and future acquisitions and international operations, risk of business interruption, year 2000 issues, reliance on outsourcing arrangements, changing methods of distribution, reliance on suppliers, rapid change in product standards, sales and use tax uncertainty, increasing marketing, postage and shipping costs, inventory obsolescence and dependence on key personnel. The section in this Item entitled "Factors That May Affect Future Results and Financial Condition" discusses these important factors in greater detail. The Company undertakes no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

OVERVIEW

     The Company commenced operations in 1988 as a direct marketer of hard disk drives and other mass storage products. In 1990, the Company began marketing its own Insight-brand computers and in 1991 and 1992 added hardware, software and other name brand computers to its product line. Through 1992, the Company based its marketing practices primarily on advertising in computer magazines and the use of inbound toll-free telemarketing. In 1993, the Company shifted its marketing strategy to the publication of proprietary catalogs and the use of outbound account executives focused on the business, education and government markets. During 1995, the Company began to de-emphasize the sale of Insight-brand computers and discontinued the sale of Insight-brand computers in the fourth quarter of 1995. Although the cost savings from this decision have positively impacted earnings from operations, gross margin has been negatively affected. The Company expects gross margins to continue to decline in 1999 primarily due to industry-wide pricing pressures and pricing strategies.

     During 1995, the Company nearly doubled its catalog circulation to generate leads and aggressively tested new lists. In 1997, the Company decreased its catalog circulation because the Company used information generated from prior year tests to target mailings to its best customers and increased its focus on penetrating existing accounts by aggressively increasing its outbound sales force. To that end, the Company has hired a number of senior sales managers and account executives and plans to continue to actively increase its account executive base by approximately 50 to 75, per quarter, during 1999. In 1998, Insight introduced its graphically rich electronic catalogs and continued to focus on the business, education and government markets, which aggregated approximately 90% of its business in 1998.

     In order to leverage its infrastructure, the Company, in 1992, began providing direct marketing services to third parties. Under most of the Company's outsourcing arrangements, the Company takes title to inventories of products and assumes the risk of collection of accounts receivable in addition to its sales functions. Revenues derived from the sales of such products are included in the Company's net sales. Certain other outsourcing arrangements are primarily service-based, and the Company generally derives net sales from these types of arrangements based on a percentage of the revenue generated from products sold. Accordingly, the rate of the Company's net sales growth in future periods may be affected by the mix of outsourcing arrangements which are in place from time to time. Additionally, some of the programs may be more seasonal in nature, as their target customers can have cyclical buying patterns. Outsourcing represented 9.2% and 7.8% of the Company's net sales in 1998 and 1997, respectively.

     In the fourth quarter of 1997, the Company expanded into Canada. During 1998, the Company entered the United Kingdom and Germany markets through acquisitions. Sales in these international markets accounted for 7.8% and 0.2% of the Company's net sales in 1998 and 1997, respectively.

     Generally, pricing in the computer and related products industry is very aggressive. The Company expects pricing pressures to continue and that it will be required to reduce its prices to remain competitive. Such a reduction could have a material adverse effect on the Company's financial condition and results of operations.

                              RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain financial data as a percentage of net sales:

                                                 YEARS ENDED DECEMBER 31,
                                          ------------------------------------
                                            1998           1997           1996
                                          ------         ------         ------
Net sales .........................        100.0%         100.0%         100.0%
Costs of goods sold ...............         87.9           87.4           86.3
                                          ------         ------         ------
Gross profit ......................         12.1           12.6           13.7
Selling, general and administrative
     expenses .....................          8.7            9.1           10.7
                                          ------         ------         ------
Earnings from operations ..........          3.4            3.5            3.0
Non-operating income (expense), net         (0.0)          (0.0)          (0.0)
                                          ------         ------         ------
Earnings before income taxes ......          3.3            3.5            3.0
Income tax expense ................          1.3            1.4            1.2
                                          ======         ======         ======
Net earnings ......................          2.0%           2.1%           1.8%
                                          ======         ======         ======

1998 COMPARED TO 1997

     Net Sales. Net sales increased $375.1 million, or 59.8%, to $1,002.8 million in 1998 from $627.7 million in 1997. Sales derived from direct marketing increased $332.2 million, or 57.4%, to $910.7 million in 1998 from $578.5 million in 1997. This increase resulted primarily from deeper account penetration, increased market share, expanded customer base both domestic and international, expanded product offering, acquisitions of direct marketing companies accounted for by the purchase method of accounting and internet enhancements that increased unassisted transactions to 5.2% of sales for 1998 from 1.8% of sales for 1997. Sales derived from outsourcing arrangements increased $42.9 million, or 87.2%, to $92.1 million in 1998 from $49.2 million in 1997. This increase resulted from expansion of existing programs as well as addition of new programs. Sales from international markets accounted for 7.8% and 0.2% of the Company's net sales in 1998 and 1997, respectively. This increase primarily resulted from the acquisition in 1998 of two foreign based companies.

     Gross Profit. Gross profit increased $41.8 million, or 52.8%, to $120.9 million in 1998 from $79.1 million in 1997. As a percentage of sales, gross margin decreased from 12.6% in 1997 to 12.1% in 1998. The gross margin on the Company's sales decreased due to industry pricing pressures, a shift in product mix and pricing strategies. These decreases were partially offset by the Company's ability, as a result of its increased volume and financial position, to take advantage of supplier payment discounts, supplier reimbursements, rebates and purchasing opportunities. The Company expects gross margin to continue to decline in 1999 primarily due to industry-wide pricing pressures and pricing strategies.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $30.1 million, or 52.9%, to $87.0 million in 1998 from $56.9 million in 1997, but decreased as a percent of sales to 8.7% in 1998 from 9.1% in 1997. This decline was attributable to increased economies of scale and the utilization of emerging technologies. The Company has increased its unassisted web sales to 5.2% of sales for 1998 from 1.8% of sales for 1997. The Company has also significantly increased the percentage of shipments made using their electronic "direct ship" programs with its suppliers to 50% in 1998 from 29% in 1997. These enhancements were partially offset by additional costs associated with an increase in the number of account executives, the infrastructure necessary to build up the Company's international operations and higher costs incurred in the initial months of new acquisitions to fully integrate operations.

     Non-Operating Income (Expense), Net. Non-operating income (expense), net, which consists primarily of interest, increased from $73,000 of interest expense, net in 1997 to $713,000 of interest expense, net in 1998. Interest expense primarily relates to borrowings under the Company's line of credit which have been necessary to finance the Company's growth and interest expense associated with the financing of the sales facility in Tempe, Arizona. Interest expense was offset by interest income which is generated by the Company through short-term investments, some of which are investment grade tax advantaged bonds.

     Income Tax Expense. The Company's effective tax rate was 38.4% and 40.3% for the years 1998 and 1997, respectively. The decrease in the effective tax rate reflects the implementation of a tax minimization strategy during 1998, changes to the Arizona income tax laws and investments made in tax advantaged bonds, but was partially offset by an increase in the Company's marginal federal income tax rate.

1997 COMPARED TO 1996

     Net Sales. Net sales increased $216.8 million, or 52.8%, to $627.7 million in 1997 from $410.9 million in 1996. Sales derived from direct marketing increased $203.5 million, or 54.3%, to $578.5 million in 1997 from $375.0 million in 1996. This increase resulted primarily from deeper account penetration, a greater percentage of business customers, increased emphasis on outbound telemarketing, increased account executive productivity, more effective sales management and an increase in the Company's customer base and average order size. A significant factor in the average order size increase was an increase in sales of notebook and desktop computers. Sales derived from outsourcing arrangements increased $13.3 million, or 37.0%, to $49.2 million in 1997 from $35.9 million in 1996.

     Gross Profit. Gross profit increased $22.7 million, or 40.2%, to $79.1 million in 1997 from $56.4 million in 1996. As a percentage of sales, gross margin decreased from 13.7% in 1996 to 12.6% in 1997. The gross margin on the Company's direct marketing sales decreased due to a shift in product mix and due to industry pricing pressures but was partially offset by the Company's ability, as a result of its increased volume and financial position, to take advantage of supplier payment discounts, supplier reimbursements, rebates and bulk purchasing opportunities. The Company experienced significant growth in the notebook and desktop computer category which carries a lower gross margin and a significant decline in hard disk drives as a percentage of sales which carries a higher gross margin. The gross margin on the Company's outsourcing business increased as a result of higher gross margin obtained with its revenue-based arrangements.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $12.7 million, or 28.6%, to $56.9 million in 1997 from $44.2 million in 1996, but decreased as a percent of sales to 9.1% in 1997 from 10.7% in 1996. This decline was attributable to increased economies of scale and the Company's continued shift in its marketing strategy, including the reduction in advertising costs as a percent of sales due to the increase in supplier reimbursements from manufacturers and a reduction of more expensive advertising in computer publications. These decreases were partially offset by additional costs associated with an increase in the number of account executives and losses experienced in the initial months of new outsourcing contracts.

     Non-Operating Income (Expense), Net. Non-operating income (expense), net, which consists primarily of interest, changed from $328,000 of interest income, net in 1996 to $73,000 of interest expense, net in 1997. Interest expense primarily relates to borrowings under the Company's line of credit which have been necessary to finance the Company's growth. Interest expense has increased as the net proceeds from Insight's public offerings in November 1995 and November 1996 have been utilized by operating activities. Additionally, the interest expense associated with the Company's new sales and administrative facility was capitalized up to the date of occupancy. Interest income is generated by the Company through short-term investments, some of which are investment grade tax advantaged bonds.

     Income Tax Expense. The Company's effective tax rate was 40.3% and 39.6% for the years 1997 and 1996, respectively. The increase in the effective tax rate reflects an increase in the Company's marginal tax rate, which was partially offset by investments made in tax advantaged bonds.

SEASONALITY AND QUARTERLY RESULTS

     The Company has historically experienced seasonal fluctuations in its growth of net sales, earnings from operations and net earnings. However, as the Company has increased its percentage of sales from business, education and government markets, the Company's quarterly net sales, earnings from operations and net earnings have been less impacted by seasonality. The Company's net sales growth rate, earnings from operations and net earnings as a percentage of net sales could be affected by the mix of outsourcing arrangements which are in place from time to time. Additionally, some of the outsourcing programs can be seasonal in nature, as their target customers can have cyclical buying patterns. For example, the Company obtained a revenue-based outsourcing program in 1997 which offers high dollar but low margin products primarily sold in the third quarter which increases sales for the quarter but negatively impacts gross margin. The following table sets forth certain quarterly information for the Company's two most recent years:

                                                                                                  QUARTERS ENDED
                                          -----------------------------------------------------------------------------
                                           DEC. 31,        SEPT. 30,         JUNE 30,         MAR. 31,         DEC. 31,
                                             1998             1998             1998             1998             1997
                                          ---------        ---------        ---------        ---------        ---------
Net sales .........................       $ 297,397        $ 261,207        $ 237,384        $ 206,796        $ 186,329
Costs of goods sold ...............         261,443          231,098          207,915          181,454          162,944
                                          ---------        ---------        ---------        ---------        ---------
Gross profit ......................          35,954           30,109           29,469           25,342           23,385
Selling, general and
 administrative expenses ..........          25,698           21,669           21,747           17,875           16,392
                                          ---------        ---------        ---------        ---------        ---------
Earnings from operations ..........          10,256            8,440            7,722            7,467            6,993
Non-operating income (expense), net             (96)            (124)            (116)            (377)            (288)
                                          ---------        ---------        ---------        ---------        ---------
Earnings before income taxes ......          10,160            8,316            7,606            7,090            6,705
Income tax expense ................           3,931            3,131            2,903            2,757            2,710
                                          ---------        ---------        ---------        ---------        ---------
Net earnings ......................       $   6,229        $   5,185        $   4,703        $   4,333        $   3,995
                                          =========        =========        =========        =========        =========
Net earnings per share:
     Basic ........................       $    0.25        $    0.21        $    0.20        $    0.18        $    0.17
                                          =========        =========        =========        =========        =========
     Diluted ......................       $    0.24        $    0.20        $    0.19        $    0.18        $    0.16
                                          =========        =========        =========        =========        =========



                                         ----------------------------------------
                                         SEPT. 30,        JUNE 30,        MAR 31,
                                            1997            1997           1997
                                         ---------        --------       --------
Net sales .........................      $ 171,326        $139,255       $130,825
Costs of goods sold ...............        150,280         121,285        114,103
                                         ---------        --------       --------
Gross profit ......................         21,046          17,970         16,722
Selling, general and
 administrative expenses ..........         15,090          13,073         12,340
                                         ---------        --------       --------
Earnings from operations ..........          5,956           4,897          4,382
Non-operating income (expense), net            (40)            133            122
                                         ---------        --------       --------
Earnings before income taxes ......          5,916           5,030          4,504
Income tax expense ................          2,390           2,079          1,758
                                         ---------        --------       --------
Net earnings ......................      $   3,526        $  2,951       $  2,746
                                         =========        ========       ========
Net earnings per share:
     Basic ........................      $    0.15        $   0.13       $   0.12
                                         =========        ========       ========
     Diluted ......................      $    0.15        $   0.12       $   0.11
                                         =========        ========       ========


LIQUIDITY AND CAPITAL RESOURCES

     In November 1995 and November 1996, the Company completed public offerings of common stock. The Company received $16.6 million and $37.5 million, respectively, net of underwriting discounts, commissions and offering expenses. The Company used a substantial portion of the net proceeds to repay amounts outstanding under the line of credit and the remainder for general corporate purposes, including working capital, capital expenditures and facilities expansion.

     The Company's primary capital needs have been to fund the working capital requirements and capital expenditures necessitated by its sales growth. Capital expenditures for 1998 and 1997 were $9.7 million and $9.4 million, respectively, primarily for the continued upgrade of the Company's equipment, systems, software and facilities.

     In previous years, cash flows from operations generally have been negative due primarily to increases in accounts receivable and inventories necessitated by the sales growth of the Company and the continued shift from sales to the home market to sales in the business, education and government markets. However, the Company's net cash provided by operating activities was $41.4 million for 1998 as compared to $39.9 million used in operating activities for 1997. The positive cash flow in 1998 is primarily generated by a $50.6 million increase in accounts payable, $20.5 million in net earnings and a decrease of $15.9 million in inventories. These funds were used to fund a $58.6 million increase in accounts receivables.

     At the year-end, the Company had a $70 million credit facility with a finance company. As of December 31, 1998, the Company had no long-term outstanding balance, and $48.4 million was available under the line of credit. In February 1999, the Company replaced its credit facility with a new $100 million credit facility with a finance company. The agreement provides for cash advances outstanding at any one time up to a maximum of $100 million on the line of credit, subject to limitations based upon the Company's eligible accounts receivable and inventories. Cash advances bear interest at LIBOR plus .80%. The credit facility can be used to facilitate the purchases of inventories from certain suppliers and that portion will be classified on the balance sheet as accounts payable. The credit facility expires in February 2002. The line is secured by substantially all of the assets of the Company. The line of credit contains various covenants including the requirement that the Company maintain a specified dollar amount of tangible net worth and restrictions on the payment of cash dividends.

     The Company's future capital requirements include financing the growth of working capital items such as accounts receivable and inventories and the purchases of software enhancements, equipment, furniture and fixtures to accomplish future growth. The Company anticipates that cash flow from operations together with the funds available under its credit facility should be adequate to support the Company's presently anticipated cash and working capital requirements through 1999. The Company's ability to continue funding its planned growth beyond 1999 is dependent upon its ability to generate sufficient cash flow or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required.

INFLATION

     Management does not believe that inflation has had a material effect on the Company's sales during the past three years.

NEW ACCOUNTING STANDARDS

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), effective January 1, 1998. SFAS No. 130 establishes standards for the reporting and presentation of comprehensive income and its components in financial statements. Comprehensive income encompasses net income and "other comprehensive income", which includes all other non-owner transactions and events that change stockholder's equity.

     The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"), effective January 1, 1998. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements, selected information about operating segments in interim financial reports and disclosures about products and services, geographic areas and major customers. Insight only has one business segment, direct marketing.

ACCOUNTING STANDARDS NOT YET ADOPTED BY THE COMPANY

     There are no new applicable accounting standards that have not been adopted by the Company.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

     The Company's future results and financial condition are dependent on the Company's ability to continue to successfully market, sell and distribute computers, hardware and software. Inherent in this process are a number of factors that the Company must successfully manage in order to achieve favorable operating results and financial condition. Potential risks and uncertainties that could affect the Company's future operating results and financial condition include, without limitation, the factors discussed below.

     Fluctuations in Operating Results. The Company's results of operations are influenced by a variety of factors, including general economic conditions, the condition of the computer and related products industry, shifts in demand for or availability of computer and related products and industry announcements of new products, upgrades or methods of distribution. Sales can be dependent on specific product categories, and any change in demand for or supply of such products could have a material adverse effect on the rate of growth of the Company's sales. The Company's operating results are also highly dependent upon its level of gross profit as a percentage of net sales which fluctuates due to numerous factors including opportunities to increase market share, the availability of opportunistic purchases, changes in prices from suppliers, reductions in the amount of supplier reimbursements that are made available, general competitive conditions and the relative mix of products sold during the period. The Company expects gross margins to continue to decline in 1999 primarily due to industry-wide pricing pressures and pricing strategies. In addition, the Company's expense levels are based, in part, on anticipated sales. Therefore, the Company may not be able to control spending in a timely manner to compensate for any unexpected sales shortfall. As a result, quarterly period-to-period comparisons of the Company's financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

     Highly Competitive Industry. The computer and related products industry is highly competitive. Competition is based primarily on product availability, price, speed of delivery, credit availability, ability to tailor specific solutions to customer needs, quality and breadth of product lines. The Company expects competition to increase as retailers and direct marketers who have not traditionally sold computers and related products enter the industry and if the industry's rate of growth in the United States slows. The Company competes with a large number and wide variety of marketers and resellers of computers and related products, including traditional computer and related products retailers, computer superstores, internet-only computer providers, consumer electronics and office supply superstores, mass merchandisers and national direct marketers (including value-added resellers and specialty retailers, aggregators, distributors, franchisers, manufacturers and national computer retailers some of which have commenced their own direct marketing operations). Certain of the Company's competitors have longer operating histories and greater financial, technical, marketing and other resources than the Company. In addition, many of these competitors offer a wider range of products and services than the Company and may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many current and potential competitors also have greater name recognition, engage in more extensive promotional activities and adopt more aggressive pricing policies than the Company. There can be no assurance that the Company will be able to compete effectively with current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, results of operations and financial condition.

     The computer and related products industry is undergoing significant change. The Company believes that consumers have become more accepting of large-volume, cost-effective channels of distribution such as computer superstores, internet-only computer providers, consumer electronic and office supply superstores, national direct marketers and mass merchandisers. Product resellers and direct marketers are combining operations or acquiring or merging with other resellers and direct marketers to increase efficiency. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products and services. Accordingly, it is possible that new competitors or alliances among competitors may emerge and acquire significant market share. Generally, pricing is very aggressive in the industry and the Company expects pricing pressures to continue. There can be no assurance that the Company will be able to offset the effects of price reductions with an increase in the number of customers, higher sales, cost reductions or otherwise. Such pricing pressures could result in an erosion of the Company's market share, reduced sales and reduced operating margins, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. The Company expects gross margins to continue to decline in 1999 primarily due to industry-wide pricing pressures and pricing strategies.

     Managing Rapid Growth; No Assurance of Additional Financing. Since its inception, the Company has experienced substantial changes in and expansion of its business and operations. The Company's past expansion has placed, and any future expansion would place, significant demands on the Company's administrative, operational, financial and other resources. The Company's operating expenses and staffing levels have increased and are expected to increase substantially in the future. In particular, the Company has hired a significant number of additional personnel, including internationally focused personnel, senior sales managers, account executives and other persons with experience in both the computer and direct marketing industries, and there can be no assurance that such persons will perform to the Company's expectations. Competition for such personnel is intense, and there can be no assurance that the Company will be able to continue to attract, assimilate and retain additional highly qualified persons in the future. In addition, the Company expects that any future expansion will continue to challenge the Company's ability to hire, train, motivate and manage its employees. The Company also expects over time to expend considerable resources to expand/convert its information system and to implement a variety of new systems and procedures. If the Company's sales do not increase in proportion to its operating expenses, the Company's information systems do not expand to meet increasing demands, or the Company fails to attract, assimilate and retain qualified personnel or otherwise fails to manage its expansion effectively, there would be a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will achieve its growth strategy.

     Historically, cash flow from operations has been insufficient to finance the Company's growth, and the Company has relied upon a line of credit and proceeds from its public offerings to finance working capital requirements. There can be no assurance that the Company's operations will generate sufficient cash flow or that adequate financing will be available to finance continued growth.

     Risks Associated with Past and Future Acquisitions; International Operations. The Company has completed three acquisitions during 1998. Additionally, the Company will seek to acquire additional businesses to expand or complement its operations. The magnitude, timing and nature of any future acquisitions will depend on a number of factors, including suitable acquisition candidates, the negotiation of acceptable terms, the Company's financial capabilities and general economic and business conditions. There is no assurance that the Company will identify acquisition candidates that would result in successful combinations or that any such acquisitions will be consummated on acceptable terms. Any future acquisitions by the Company may result in potentially dilutive issuance of equity securities, the incurrence of additional debt and amortization of expenses related to goodwill and intangible assets, all of which could adversely affect the Company's profitability. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of operations of the acquired company, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has had no or only limited direct experience and the potential loss of key employees of the acquired company, all of which in turn could have a material adverse effect on the Company's business, results of operations and financial condition.

     In addition, the Company recently opened an operation in Canada and completed acquisitions in Europe as part of its effort to penetrate international markets. In implementing this strategy, the Company faces barriers to entry and the risk of competition from local and other companies that already have established global businesses as well as the risks generally associated with conducting business internationally, including exposure to currency fluctuations, limitations on foreign investment and the additional expense and risks inherent in operating in geographically and culturally diverse locations. Because the Company may continue to develop its international business through acquisitions, the Company may also be subject to risks associated with such acquisitions, including those relating to the marriage of different corporate cultures and shared decision-making. There can be no assurance that the Company will succeed in increasing its international business, if at all, in a profitable manner.

     Business Interruption; Reliance on Management Information Systems. The Company believes that its success to date has been, and future results of operations will be, dependent in large part upon its ability to provide prompt and efficient service to customers. In addition, the Company's success is largely dependent on the accuracy, quality and utilization of the information generated by its management information systems, which affect its ability to manage its sales, accounting, inventory and distribution systems. The Company began in 1998 a major information system upgrade to replace its core-business function applications which will continue in 1999 and beyond. Although the Company has redundant systems, with full data backup, a substantial interruption in the information system or in the Company's telephone communication systems would have a material adverse effect on the Company's business, results of operations and financial condition.

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

     The Company has commenced, but not completed, an assessment of its Year 2000 issues with respect to both information technology ("IT") systems and non-IT systems. The Company expects to complete its assessment at the beginning of the second quarter of 1999. The Company's Year 2000 plan also includes remediation, testing and contingency planning phases.

     During the middle of 1999, the Company plans to complete all testing and remediation and put "into production" all modifications to achieve Year 2000 compliance. The Company's Year 2000 plan also includes contingency planning to be completed during the third and fourth quarters of 1999.

     The Company is modifying its existing core-business functions applications to be Year 2000 compliant. The Company presently believes that with modifications to existing software, the cost of which is not expected to be material, the Year 2000 problem will not pose significant operational problems for the Company's internal operations. To date, the Company's assessment of non-IT systems, such as its buildings and equipment, has not revealed any material Year 2000 issues, assuming no disruption in telephone, electric services and delivery.

     Additionally, the Company is in the process of replacing its core-business function applications in order to accommodate its expanding business needs. These applications are believed to be Year 2000 compliant software, purchased with such certification from the source vendor. Certain of these applications are scheduled to be installed during the second quarter of 1999 at which point the Company will proceed to the testing phase.

     As part of the Company's Year 2000 assessment, it is continuing to verify the Year 2000 readiness of third parties (vendors, customers and lenders) with whom the Company has material relationships. At present, the Company is not able to determine the effect on the Company's results of operations, liquidity and financial condition in the event the Company's material vendors, customers and lenders are not Year 2000 compliant. In a worst case scenario, possible consequences include loss of communications links, loss of electric power and inability to process transactions or engage in similar normal business activities resulting in the inability to sell and deliver products to customers. In addition, since not all customer situations can be anticipated, the Company may experience sales returns of merchandise, although such returns should not materially affect the Company's financial condition. The Company will continue to monitor the progress of its material vendors, customers and lenders and formulate a contingency plan at that point in time when the Company does not believe a material vendor, customer or lender will be compliant. The Company's internal contingency planning is not yet complete and will be reviewed regularly until Year 2000 actually begins.

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

     Changing Methods of Distribution. The manner in which computers and related products are distributed and sold is changing, and new methods of distribution and sale, such as on-line shopping services via the internet, have emerged. Hardware and software manufacturers have sold, and may intensify their efforts to sell, their products directly to end-users. From time to time, certain manufacturers have instituted programs for the direct sales of large order quantities of hardware and software to certain major corporate accounts. These types of programs may continue to be developed and used by various manufacturers. In addition, manufacturers may attempt to increase the volume of software products distributed electronically to end-users. An increase in the volume of products sold through or used by consumers of any of these competitive programs or distributed electronically to end-users could have a material adverse effect on the Company's business, results of operations and financial condition.

     Reliance on Suppliers; Allocation of Goods. The Company acquires products for resale both directly from manufacturers and indirectly through distributors. Purchases from Ingram Micro, Inc., a distributor of computers and related products, accounted for approximately 25% of the Company's aggregate purchases for 1998. No other supplier accounted for more than 16% of purchases in 1998. However, the top five suppliers as a group accounted for approximately 70% of the Company's product purchases during 1998. The loss of Ingram Micro, Inc. or any other supplier could cause a short-term disruption in the availability of products. Certain of the products offered from time to time by the Company are subject to manufacturer allocation which limits the number of units of such products available to resellers, including the Company. The inability of the Company to obtain a sufficient quantity of products, in particular, high demand products such as desktops and notebooks, or an allocation of products from a manufacturer in a way which favors one of the Company's competitors relative to the Company could cause the Company to be unable to fill customers' orders in a timely manner, or at all, which could have a material adverse effect on the Company's business, results of operations and financial condition. Certain suppliers provide the Company with substantial incentives in the form of payment discounts, supplier reimbursements, price protections and rebates. Supplier funds are used to offset, among other things, cost of goods sold, marketing costs and other operating expenses. The Company competes with other market competitors for these funds. No assurance can be given that the Company will continue to receive such incentives or that it will be able to collect outstanding amounts relating to these incentives in a timely manner or at all. A reduction in or discontinuance of, a significant delay in receiving or the inability to collect such incentives could have a material adverse effect on the Company's business, results of operations and financial condition.

     Rapid Changes in Product Standards and Risk of Inventory Obsolescence. The computer and related products industry is characterized by rapid technological change and the frequent introduction of new products and product enhancements which can decrease demand for current products or render them obsolete. In addition, in order to satisfy customer demand and to obtain greater purchasing discounts, the Company may carry increased inventory levels of certain products in the future. The Company can have limited or no return privileges with respect to certain of its products. There can be no assurance that the Company will be able to avoid losses related to inventory obsolescence.

     State Sales or Use Tax Collection. The Company presently collects sales tax only in states that the entity shipping the products has a presence. The states include Arizona, Louisiana and Indiana. Various states have sought to impose on direct marketers the burden of collecting state sales or use taxes on the sales of products shipped to that state's residents. The United States Supreme Court has affirmed its position that under the Commerce Clause of the United States Constitution, a state cannot constitutionally impose sales or use tax collection obligations on an out-of-state mail order company whose only contacts with the state are the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier. If the Supreme Court changes its position or if legislation is passed to overturn the Supreme Court's decision, the imposition of a sales or use tax collection obligation on the Company in states to which it ships products would result in additional administrative expenses to the Company, could result in price increases to the customer or could otherwise have a material adverse effect on the Company's business, results of operations and financial condition. From time to time, legislation to overturn this decision of the Supreme Court has been introduced, although to date no such legislation has been passed. The Company also collects a value added tax in Canada, the United Kingdom and Germany.

     Risk of Increasing Marketing, Postage and Shipping Costs. The Company mails catalogs through the United States Postal Service and international services, generates sales leads through marketing and ships products to customers by commercial delivery services. Shipping, postage and paper costs are significant expenses in the operation of the Company's business. Historically, the Company has experienced increases in postage and paper costs. There can be no assurance that any such increases can be recouped through an increase in vendor supported advertising rates or that the Company will be able to offset future increased costs. The inability to pass on these increased costs could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company ships primarily through Federal Express(R), and labor disputes or other service interruptions with Federal Express, the U.S. Postal Service or other commercial carriers could have an adverse effect on the Company's operating costs and ability to deliver products on a timely basis.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has interest rate exposure arising from the Company's line of credit which has a variable interest rate. This variable interest rate is impacted by changes in short-term interest rates. The Company manages interest rate exposure through its conservative debt ratio target and its mix of fixed and variable rate debt. At December 31, 1998, the fair value of the Company's long-term debt approximated carrying value.

     The Company also has foreign currency translation exposure arising from the Company's purchase and operating of foreign entities. The Company monitors its foreign currency exposure and may from time to time enter into hedging transactions to manage this exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is included in this Report beginning at page 25.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements with accountants on accounting and financial disclosure matters during the periods reported herein.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information included under the captions "Information Concerning Directors, Nominees and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 13, 1999 (the "Proxy Statement") is incorporated herein by reference. The Company anticipates filing the Proxy Statement within 120 days after December 31, 1998. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not being filed as a part hereof.

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

     None.
                                     PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Report:

1. Financial Statements.

     The consolidated financial statements of Insight Enterprises, Inc. and subsidiaries and the Independent Auditors' Report are filed herein beginning on page 25.

2. Exhibits.

     Exhibits (unless otherwise noted, exhibits are filed herewith)

      EXHIBIT NO.                                             DESCRIPTION
      -----------                                             -----------
        2         (1)       --  Form of Articles of Merger and Certificate of Merger between Insight Enterprises, Inc., an
                                Arizona corporation, and Insight Enterprises, Inc., a Delaware corporation (the
                                "Registrant")
        3.1       (6)       --  Amended and Restated Certificate of Incorporation of Registrant
        3.2       (1)       --  Bylaws of the Registrant
        4.1       (1)       --  Specimen Common Stock Certificate
        4.2       (11)      --  Form of Certificate of Designation of Preferred Shares
       10.1       (1)(2)    --  Form of Indemnification Agreement
       10.2       (1)(3)    --  1994 Stock Option Plan of the Registrant
       10.3       (1)(3)    --  Predecessor Stock Option Plan
       10.4       (3)(4)    --  1995 Employee Stock Purchase Plan of the Registrant
       10.5       (3)(5)    --  Amendment to 1994 Stock Option Plan of the Registrant
       10.6       (3)(7)    --  1998 Long-Term Incentive Plan
       10.7       (3)(8)    --  Form of Restricted Stock Agreement
       10.8       (3)(9)    --  Employment Agreement between Insight Enterprises, Inc. and Eric J. Crown dated as of
                                March 31, 1998.
       10.9       (3)(9)    --  Employment Agreement between Insight Enterprises, Inc. and Timothy A. Crown dated as of
                                March 31, 1998.
       10.10      (3)(9)    --  Employment Agreement between Insight Enterprises, Inc. and Stanley Laybourne dated as of
                                March 31, 1998.
       10.11      (3)(10)   --  1998 Employee Restricted Stock Plan
       10.12      (3)(10)   --  1998 Officer Restricted Stock Plan
       10.13      (12)      --  Shareholder's Rights Agreement
       11                   --  Computation of Net Earnings per Common Share
       21                   --  Subsidiaries of the Registrant
       23                   --  Consent of KPMG LLP
       27.1                 --  Financial Data Schedule as of and for the year ended December 31, 1998
       27.2                 --  Restated Financial Data Schedule as of and for the year ended December 31, 1997
       27.3                 --  Restated Financial Data Schedule as of and for the year ended December 31, 1996

         ----------
(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995.

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

(7) Incorporated by reference to the Company's Notice of 1997 Annual Meeting of Stockholders.

(8) Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1998.

(9) Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1998.

(10) Incorporated by reference to the Company's Form S-8 filed on December 17, 1998.

(11) Incorporated by reference to the Company's current report on Form 8-K filed on March 17, 1999.

(12)     Incorporated by reference to the Company's Form 8-A filed on March 17,
         1999.

     (b) On December 30, 1998 the Company filed a report on form 8-K to disclose the issuance of 82,116 shares of Common Stock pursuant to the exemptions provided by Section 4 (2) of the Securities Act of 1933, as amended and/or by Regulation S.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               INSIGHT ENTERPRISES, INC.

                                               By  /s/ Eric J. Crown
                                                   ----------------------------
                                               Eric J. Crown
                                               Chief Executive Officer

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


                   SIGNATURE                                 TITLE                                    DATE
                   ---------                                 -----                                    ----


 /s/ Eric J. Crown                                     Chairman of the Board of                     March 25, 1999
-----------------------------------------------        Directors and Chief Executive Officer
Eric J. Crown                                          (Principal Executive Officer)



 /s/ Timothy A. Crown                                  Director and President                       March 25, 1999
-----------------------------------------------
Timothy A. Crown



 /s/ Stanley Laybourne                                 Chief Financial Officer,                     March 25, 1999
-----------------------------------------------        Secretary, Treasurer and
Stanley Laybourne                                      Director (Principal Financial and
                                                       Accounting Officer)


 /s/ Larry A. Gunning                                  Director                                     March 25, 1999
-----------------------------------------------
Larry A. Gunning



 /s/ Robertson C. Jones                                Director                                     March 25, 1999
-----------------------------------------------
Robertson C. Jones

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                       PAGE
                                                                                                       ----
       Independent Auditors' Report............................................................         25
       Consolidated Balance Sheets - December 31, 1998 and  1997...............................         26
       Consolidated Statements of Earnings - For each of the years in the
         three-year period ended December 31, 1998.............................................         27
       Consolidated Statements of Stockholders' Equity and Comprehensive Income
         - For each of the years in the three-year period ended December 31, 1998..............         27
       Consolidated Statements of Cash Flows - For each of the years in the
         three-year period ended December 31, 1998.............................................         28
       Notes to Consolidated Financial Statements..............................................         29

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Insight Enterprises, Inc.:


         We have audited the accompanying consolidated balance sheets of Insight Enterprises, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insight Enterprises, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.





                                                     KPMG LLP

Phoenix, Arizona
January 29, 1999

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                              ASSETS                                                DECEMBER 31,
                                                                                              -----------------------
                                                                                                1998             1997
                                                                                              ---------        ---------
Current assets:
       Cash and cash equivalents .......................................................      $  12,974        $   6,982
       Accounts receivable, net of allowances for doubtful accounts of
            $7,128 and $3,274, respectively ............................................        139,305           80,639
       Inventories, net ................................................................         34,449           46,100
       Prepaid expenses and other current assets .......................................          7,169            8,195
                                                                                              ---------        ---------
           Total current assets ........................................................        193,897          141,916

Property and equipment, net ............................................................         28,948           20,432
Goodwill, net of amortization of $418 ..................................................         24,020               --
Other assets ...........................................................................          4,533               35
                                                                                              ---------        ---------
                                                                                              $ 251,398        $ 162,383
                                                                                              =========        =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable ................................................................      $  80,259        $  22,949
       Accrued expenses and other current liabilities ..................................         11,763            4,304
                                                                                              ---------        ---------
          Total current liabilities ....................................................         92,022           27,253

Long-term debt, less current portion ...................................................          8,268               --
Line of credit .........................................................................             --           32,750

Commitments

Stockholders' equity:
       Preferred stock, $.01 par value, 3,000,000 shares authorized, no shares issued...             --               --
       Common stock, $.01 par value, 30,000,000 shares authorized; 25,432,642 and
             23,327,420 shares issued and outstanding  in 1998 and 1997, respectively ..            254              233
       Additional paid-in capital ......................................................        100,923           72,487
       Retained earnings ...............................................................         50,142           29,692
       Accumulated other comprehensive income - foreign currency translation adjustment            (211)             (32)
                                                                                              ---------        ---------
           Total stockholders' equity ..................................................        151,108          102,380
                                                                                              ---------        ---------
                                                                                              $ 251,398        $ 162,383
                                                                                              =========        =========

          See accompanying notes to consolidated financial statements.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF EARNINGS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                  YEARS ENDED DECEMBER 31,
                                                   ---------------------------------------------------
                                                       1998                1997               1996
                                                   ------------        ------------        -----------

Net sales ..................................       $  1,002,784        $    627,735        $   410,919
Costs of goods sold ........................            881,910             548,612            354,501
                                                   ------------        ------------        -----------
         Gross profit ......................            120,874              79,123             56,418
Selling, general and administrative expenses             86,989              56,895             44,237
                                                   ------------        ------------        -----------
         Earnings from operations ..........             33,885              22,228             12,181
Non-operating income (expense), net ........               (713)                (73)               328
                                                   ------------        ------------        -----------
         Earnings before income taxes ......             33,172              22,155             12,509
Income tax expense .........................             12,722               8,937              4,951
                                                   ------------        ------------        -----------
         Net earnings ......................       $     20,450        $     13,218        $     7,558
                                                   ============        ============        ===========

Earnings per share:
         Basic .............................       $       0.84        $       0.58        $      0.40
                                                   ============        ============        ===========
         Diluted ...........................       $       0.81        $       0.55        $      0.38
                                                   ============        ============        ===========

Shares used in per share calculation:
         Basic .............................         24,234,358          22,944,695         18,826,460
                                                   ============        ============        ===========
         Diluted ...........................         25,327,032          24,094,740         20,028,323
                                                   ============        ============        ===========



    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                           ADDITIONAL                    OTHER              TOTAL
                                                              COMMON        PAID-IN       RETAINED    COMPREHENSIVE    STOCKHOLDERS'
                                                               STOCK        CAPITAL       EARNINGS        INCOME          EQUITY
                                                              -------      ----------     --------    -------------    ------------
Balances at December 31, 1995 .........................       $   181       $ 28,449       $ 8,916             $-        $  37,546
  Issuance of common stock in secondary offering, net..            42         37,453            --             --           37,495
  Issuance of common stock under stock option plans
  and employee stock purchase plan ....................             4            641            --             --              645
  Tax benefit recognized on stock options exercised ...            --            697            --             --              697
  Net earnings ........................................            --             --         7,558             --            7,558
                                                              -------       --------       -------       --------        ---------
Balances at December 31,1996 ..........................           227         67,240        16,474             --           83,941
  Issuance of common stock under stock option plans ...             6          2,415            --             --            2,421
  and employee stock purchase plan
  Tax benefit recognized on stock options exercised ...            --          2,832            --             --            2,832
  Comprehensive income
     Foreign currency translation adjustment,
       net of tax .....................................            --             --            --            (32)             (32)
     Net earnings .....................................            --             --        13,218             --           13,218
                                                                                                                         ---------
  Total comprehensive income ..........................                                                                     13,186
                                                              -------       --------       -------       --------        ---------
Balances at December 31, 1997 .........................           233         72,487        29,692            (32)         102,380
  Issuance of common stock for acquisitions ...........             7         14,321            --             --           14,328
  Issuance of common stock under stock option plans
  and employee stock purchase plan ....................            14          7,734            --             --            7,748
  Tax benefit recognized on stock options exercised ...            --          6,381            --             --            6,381
  Comprehensive income
     Foreign currency translation adjustment,
       net of tax .....................................            --             --            --           (179)            (179)
     Net earnings .....................................            --             --        20,450             --           20,450
                                                                                                                         ---------
  Total comprehensive income ..........................                                                                     20,271
                                                              -------       --------       -------       --------        ---------
Balances at December 31, 1998 .........................       $   254       $100,923       $50,142       $   (211)       $ 151,108
                                                              =======       ========       =======       ========        =========


           See accompanying notes to consolidated financial statements.

                    INSIGHT ENTERPRISES, INC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                   YEARS ENDED DECEMBER 31,
                                                                                          ----------------------------------------
                                                                                            1998            1997            1996
                                                                                          --------        --------        --------
Cash flows from operating activities:
    Net earnings ..................................................................       $ 20,450        $ 13,218        $  7,558
    Adjustments to reconcile net earnings to net cash used in operating activities:
      Depreciation and amortization ...............................................          4,303           2,461           1,204
      Tax benefit from stock options exercised ....................................          6,381           2,832             697
      Provision for losses on accounts receivable .................................          5,366           4,164           1,801
      Provision for obsolete and slow moving inventories ..........................          1,802           1,080             914
      Deferred income taxes .......................................................         (2,553)            291            (881)
      Change in assets and liabilities, net of acquisitions:
        Increase in accounts receivable ...........................................        (58,573)        (37,031)        (18,735)
        Decrease (increase) in inventories ........................................         15,879         (19,650)         (2,854)
        Decrease (increase) in prepaid expenses and other current assets ..........          4,018          (4,068)         (1,752)
        Decrease (increase) in other assets .......................................         (4,954)             78             999
        Increase (decrease) in accounts payable ...................................         50,597          (4,989)         (2,278)
        Increase (decrease) in accrued expenses and other current liabilities .....         (1,364)          1,718             800
                                                                                          --------        --------        --------
          Net cash provided by (used in) operating activities .....................         41,352         (39,896)        (12,527)
                                                                                          --------        --------        --------

Cash flows from investing activities:
    Purchases of property and equipment ...........................................         (9,712)         (9,427)         (9,415)
    Purchase of LC Design Werbeagentur GmbH and Computerprofis
      Computersyteme and Burokommunikation, net of cash acquired ..................         (4,521)             --              --
    Purchase of Choice Peripherals Limited and Plusnet Technologies Limited,
      plus cash overdraft assumed .................................................         (3,534)             --              --
    Purchase of Treasure Chest Computers, Inc, net of cash acquired ...............            (27)             --              --
                                                                                          --------        --------        --------
          Net cash used in investing activities ...................................        (17,794)         (9,427)         (9,415)
                                                                                          --------        --------        --------

Cash flows from financing activities:
    Net borrowings (repayments) on line of credit .................................        (32,750)         32,750              --
    Net borrowings of long-term debt, less current portion ........................          7,747              --              --
    Issuance of common stock ......................................................          7,748           2,421          38,140
                                                                                          --------        --------        --------
          Net cash provided by financing activities ...............................        (17,255)         35,171          38,140
                                                                                          --------        --------        --------

Effect of exchange rate on cash and cash equivalents ..............................           (311)            (32)             --
                                                                                          --------        --------        --------
Increase (decrease) in cash and cash equivalents ..................................          5,992         (14,184)         16,198
Cash and cash equivalents at beginning of year ....................................          6,982          21,166           4,968
                                                                                          --------        --------        --------

Cash and cash equivalents at end of year ..........................................       $ 12,974        $  6,982        $ 21,166
                                                                                          ========        ========        ========

Supplemental disclosures of cash flow information:
    Cash paid during the year for interest ........................................       $    912        $    261        $    111
                                                                                          ========        ========        ========
    Cash paid during the year for income taxes ....................................       $  4,705        $ 10,504        $  5,205
                                                                                          ========        ========        ========


           See accompanying notes to consolidated financial statements.

                    INSIGHT ENTERPRISES, INC AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, and 1996


(1) Operations and Summary of Significant Accounting Policies

Description of Business

     Insight Enterprises, Inc and subsidiaries (collectively, "INSIGHT" or the "Company") is a direct marketer of computers, hardware, and software with locations in the United States, Canada, the United Kingdom and Germany. INSIGHT markets primarily to small and medium-sized enterprises, through a combination of outbound telemarketing, electronic commerce, electronic marketing, targeted direct mail catalogs and advertising in computer magazine and publications. Additionally, INSIGHT provides direct marketing services to original equipment manufacturers in the computer industry seeking to outsource their direct marketing activities. The services provided include marketing, sales, configuration and distribution.

Principles of Consolidation and Presentation

     The consolidated financial statements include the accounts of Insight Enterprises, Inc. and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

     On April 3, 1998, the Company acquired all of the outstanding stock of Choice Peripherals Limited, a United Kingdom direct marketer of computers and computer-related products, and 85% of the outstanding common stock of Plusnet Technologies Limited, a United Kingdom internet service provider, for a total of 187,227 shares of the Company's Common Stock (valued at $2,516,000), $3,534,000 in cash, including acquisition costs and a cash overdraft position that was assumed, with further consideration payable in the future, contingent on profitability.

     On September 13, 1998, the Company acquired all of the outstanding stock of Treasure Chest Computers, Inc., a United States direct marketer of computers and computer-related products, for 451,338 shares of the Company's Common Stock (valued at $10,000,000) plus $27,000 of acquisition costs, net of cash acquired, with further consideration payable in the future, contingent on profitability.

     On December 16, 1998, the Company acquired all of the outstanding stock of LC-Design Werbeagentur GmbH, a German holding company, and Computerprofis Computersysteme and Burokommunikation, a German direct marketer of computers and computer-related products, for a total of 82,116 shares of the Company's Common Stock (valued at $1,810,000) and $4,521,000 in cash including acquisition costs and net of cash acquired, with further consideration payable in the future, contingent on profitability.

     All three acquisitions have been accounted for by the purchase method of accounting, and accordingly the acquired companies' assets and liabilities have been recorded at their fair values at the date of acquisition. The excess of the purchase price, including acquisition costs, over the fair value of the net assets acquired has been recorded as goodwill. See Note 15 for pro forma financial information.

     In January 1999, the Company's Board of Directors approved a 3-for-2 stock split effected in the form of a stock dividend and payable on February 18, 1999 to stockholders of record at the close of business on January 25, 1999. Additionally, 3-for-2 stock splits were effected in the form of stock dividends on September 8, 1998 and September 17, 1997. All share amounts, share prices and earnings per share have been retroactively adjusted to reflect these 3-for-2 stock splits.

Cash Equivalents

     INSIGHT considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents.

Inventories

     Inventories, principally purchased computers, hardware and software, are stated at the lower of weighted average cost (which approximates cost under the first-in first-out method) or market. Provisions are made currently for obsolete, slow moving and nonsalable inventory.

                    INSIGHT ENTERPRISES, INC AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, and 1996


Property and Equipment

     Property and equipment are stated at cost. Major improvements and betterments are capitalized; maintenance, repairs and minor replacements are expensed as incurred Depreciation is provided using the straight-line method over the economic lives of the assets ranging from three to 29 years. Leasehold improvements are amortized over the shorter of the underlying lease term or asset life. The cost of computer software developed or obtained for internal use, including internal costs incurred for upgrades and enhancements that result in additional functionality, is capitalized and amortized over its estimated useful life of three to ten years.

Goodwill

     Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight line basis over the expected periods to be benefited, generally 20 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

Sales Recognition

     Sales are recognized upon shipment to the customer. Provisions are made currently for estimated product returns expected to occur under INSIGHT's return policy.

Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable earnings in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

Foreign Currency Translation

     The financial statements of the Company's foreign subsidiaries are translated into United States dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No 52, "Foreign Currency Translation." Assets and liabilities of the subsidiaries are translated into United States dollars at current exchange rates. Income and expense items are translated at the average exchange rate for each month within the year. The resulting translation adjustments are recorded directly as a separate component of stockholders' equity. All transaction gains or losses are recorded in the statement of earnings.

Earnings Per Share

     Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during each year. Diluted earnings per share includes the impact of stock options assumed to be exercised using the treasury stock method. The denominator for diluted earnings per share is greater than the denominator used in basic earnings per share by 1,092,674 shares in 1998, 1,150,045 shares in 1997 and 1,201,863 shares in 1996. The numerator is the same for both basic and diluted earnings per share.

                    INSIGHT ENTERPRISES, INC AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996


Stock-Based Compensation

     In accordance with the provisions of Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees," the Company measures stock-based compensation expense as the excess of the market price at the grant date over the amount the employee must pay for the stock. The Company's policy is to grant stock options at fair market value at the date of grant; accordingly, no compensation expense is recognized. As permitted, the Company has elected to adopt the pro forma disclosure provisions only of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123").

     The Company is recognizing the compensation expense associated with the issuance of restricted stock over the vesting period. The total compensation expense associated with restricted stock represents the value based upon the number of shares awarded multiplied by the closing price on the date of grant. Recipients of restricted stock are entitled to receive any dividends declared on the Company's Common Stock and have voting rights, regardless of whether such shares have vested. Unvested shares of restricted stock are forfeited if the recipient is no longer an employee of the Company.

Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Additionally, such estimates and assumptions affect the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

Segment Reporting

     On January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprises and Related Information" ("SFAS No. 131"). SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosure about products and services, geographical areas, and major customers. The adoption of SFAS No. 131 does not affect results of operations or financial position. The Company only has one segment, direct marketing. See Note 14.

Comprehensive Income

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), effective January 1, 1998. SFAS No. 130 establishes standards for the reporting and presentation of comprehensive income and its components in financial statements. Comprehensive income encompasses net income and "other comprehensive income", which includes all other non-owner transactions and events that change stockholders' equity.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

     The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Reclassifications

     Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

                    INSIGHT ENTERPRISES, INC AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996


(2) Property and Equipment

        Property and equipment consist of the following:                     DECEMBER 31,
                                                                      ------------------------
                                                                        1998             1997
                                                                      --------        --------
                                                                           (IN THOUSANDS)

                      Land ....................................       $  2,160        $  2,160
                      Building ................................         10,486           9,875
                      Equipment ...............................          9,530           5,998
                      Furniture and fixtures ..................         10,066           6,544
                      Leasehold improvements ..................          2,487           1,145
                      Software ................................          2,581             952
                                                                      --------        --------
                                                                        37,310          26,674
                      Accumulated depreciation and amortization         (8,362)         (6,242)
                                                                      --------        --------
                      Property and equipment, net .............       $ 28,948        $ 20,432
                                                                      ========        ========


(3)  Line of Credit

     INSIGHT has a $70,000,000 credit facility with a finance company. The agreement provides for cash advances outstanding at any one time up to a maximum of $70,000,000 on the line of credit, subject to limitations based upon the Company's eligible accounts receivable and inventories. As of December 31, 1998, $48,399,000 was available under the line of credit. Cash advances bear interest at the London Interbank Offered Rate ("LIBOR") plus 1.40% (resulting in an interest rate of 6.66% at December 31, 1998) payable monthly. The credit facility can be used to facilitate the purchases of inventories from certain suppliers, and that portion is classified on the balance sheet as accounts payable. As of December 31, 1998 and 1997, the balance of this portion of the credit facility was $21,601,000 and $6,950,000, respectively. As of December 31, 1997, the outstanding draws on the line of credit were $32,750,000.

     Subsequent to year-end and after the date of the auditors' report, the Company replaced its credit facility with a new $100 million credit facility with a finance company. The new agreement provides for cash advances outstanding at any one time up to a maximum of $100 million on the line of credit, subject to limitations based upon the Company's eligible accounts receivable and inventories. Cash advances bear interest at LIBOR plus 0.80%. The new credit facility can be used to facilitate the purchases of inventories from certain vendors, and that portion will be classified on the balance sheet as accounts payable. The credit facility expires in February 2002. The line is secured by substantially all of the assets of the Company. The line of credit contains various covenants, including the requirement that the Company maintain a specified dollar amount of tangible net worth and restrictions on payment of cash dividends.

(4)  Long-Term Debt

     In May 1998, the Company completed a long-term financing arrangement on its sales facility in Tempe, Arizona. The financing arrangement includes principal of $8,625,000 with a fixed interest rate of 7.15% and is payable over a 15-year period. The debt is secured by the land, building and improvements to which it relates.

     The current portion of long-term debt of $347,000 as of December 31, 1998 is included in accounts payable on the balance sheet.

     The aggregate annual maturities of long-term debt as of December 31, 1998 are as follows:

                               Years ending December 31,:       (in thousands)
                               -------------------------        -------------
                                          1999                    $    347
                                          2000                         373
                                          2001                         400
                                          2002                         430
                                          2003                         462
                                       Thereafter                    6,256
                                                                  --------
                                                                  $  8,268
                                                                  ========

                    INSIGHT ENTERPRISES, INC AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996


(5)  Lease Commitments

     The Company has several non-cancelable operating leases, primarily for office and distribution center space. Rental expense for operating leases was $2,550,000, $1,209,000 and $721,000, for the years ended December 31, 1998, 1997 and 1996, respectively.

     Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 1998 are as follows:

                               Years ending December 31,:       (in thousands)
                               -------------------------        --------------
                                             1999                     2,102
                                             2000                     1,594
                                             2001                     1,285
                                             2004                       882
                                             2005                       802
                                         Thereafter                   1,659
                                                                     ------
                                                                     $8,324
                                                                     ======

(6)  Income Taxes

     Income tax expense (benefit) consists of the following:

                           YEARS ENDED DECEMBER 31,
                  --------------------------------------
                    1998            1997           1996
                  --------        -------        -------
                              (IN THOUSANDS)
 Current:
    Federal ...   $ 13,193        $ 6,842        $ 4,647
    State .....      2,061          1,759          1,224
                  --------        -------        -------
                    15,254          8,601          5,871
                  --------        -------        -------

Deferred:
    Federal ...     (2,227)           261           (710)
    State .....       (305)            75           (210)
                  --------        -------        -------

                    (2,532)           336           (920)
                  --------        -------        -------

                  $ 12,722        $ 8,937        $ 4,951
                  ========        =======        =======

     The effective income tax rates for the years ended December 31, 1998, 1997 and 1996, were 38.4%, 40.3% and 39.6%, respectively. The actual expense differs from the "expected" tax expense (computed by applying the U.S. federal corporate income tax rate of 35% in 1998 and 1997 and 34% in 1996) as follows:

                                                                        YEARS ENDED DECEMBER 31,
                                                                -----------------------------------
                                                                  1998           1997         1996
                                                                --------        ------       ------
                                                                          (IN THOUSANDS)

Computed "expected" tax expense .........................       $ 11,806        $7,533       $4,253
Increase in income taxes resulting from:
    State income taxes, net of federal income tax benefit          1,141         1,210          669
    Other, net ..........................................           (225)          194           29
                                                                --------        ------       ------
                                                                $ 12,722        $8,937       $4,951
                                                                ========        ======       ======

Sources of deferred income taxes and their tax effects are as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                     ----------------------------------
                                                       1998         1997         1996
                                                     --------     ---------   ---------
                                                               (IN THOUSANDS)

Deferred revenue .............................       $    --        $    30        $(228)
Prepaid expenses .............................            61             42          154
Allowances for doubtful accounts and returns .        (1,287)         1,082         (472)
Inventory allowances .........................           202            (12)        (259)
Miscellaneous accruals .......................        (1,386)          (657)          51
Accrued vacation and other payroll liabilities            26           (140)        (166)
Other, net ...................................          (148)            (9)           0
                                                     -------        -------        -----
                                                     $(2,532)       $   336        $(920)
                                                     =======        =======        =====

                    INSIGHT ENTERPRISES, INC AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996


     The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:

                                                                               DECEMBER 31,
                                                                         ----------------------
                                                                           1998           1997
                                                                         -------        -------
                                                                              (IN THOUSANDS)
Deferred tax assets:
    Deferred revenue ..............................................      $   (14)       $   (14)
    Allowance for doubtful accounts and returns ...................        1,553            266
    Accrued warranty costs ........................................          144             --
    Inventory allowances ..........................................          271            473
    Miscellaneous accruals ........................................        2,073            687
    Accrued vacation and other payroll liabilities ................          508            534
    Other .........................................................           13              9
                                                                         -------        -------
         Total gross deferred tax assets ..........................        4,548          1,955
                                                                         -------        -------

Deferred tax liabilities:
    Prepaid expenses ..............................................         (477)          (416)
                                                                         -------        -------
         Total gross deferred tax liabilities .....................         (477)          (416)
                                                                         -------        -------
         Net deferred tax asset ...................................      $ 4,071        $ 1,539
                                                                         =======        =======

     Due to INSIGHT's profitable operations, management believes that realization of the deferred tax assets is more likely than not; therefore there is no valuation allowance as of December 31, 1998 and 1997. Reversal of INSIGHT's temporary differences is expected to occur in the near future due to their short-term nature. The net deferred tax asset at December 31, 1998 and 1997 are included in prepaid expenses and other current assets on the balance sheet.

(7) Public Offering

     In November 1996, the Company completed a public offering of common stock. The Company sold 3,868,915 shares of its Common Stock at $9.93 per share. Net proceeds to the Company (including proceeds received from the exercise of warrants previously issued to underwriters, and after underwriting discounts and other offering costs) were $37.5 million.

(8)  Benefit Plans

     INSIGHT has adopted a defined contribution benefit plan which complies with section 401(k) of the Internal Revenue Code. Employees who complete six months of service are eligible to participate in the Plan. The Plan allows for INSIGHT to match up to 25% of the employees' contributions up to a maximum six percent of total compensation. Contribution expense was $410,000, $339,000 and $165,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     In August 1995, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan"). Under the terms of the Purchase Plan, employees other than officers may purchase a total of up to 337,500 shares of Common Stock. The purchase price per share is 85% of the market value per share of Common Stock determined as of the beginning of the quarterly purchase period as specified in the Purchase Plan.

(9)  Stock Option Plans

     In November 1994, INSIGHT established a 1994 Stock Option Plan (the "1994 Plan"). Options exercisable for a total of 1,687,500 shares of Common Stock are issuable under the 1994 Plan. During fiscal 1996 Insight amended the 1994 Plan, increasing the number of issuable shares by 1,181,250. A total of 2,868,750 shares of Common Stock have been reserved for issuance upon the exercise of options under the 1994 Plan. The 1994 Plan provides for the grant to employees of either "incentive stock options", within the meaning of Section 422 of the Code, or nonqualified stock options. Under the 1994 Plan, only employees (including officers) of the Company are eligible to receive incentive stock options. The 1994 Plan is administered by the Board of Directors of the Company (or a committee of the Board) which determines the terms of options granted under the 1994 Plan, including the exercise price and the number of shares subject to the option. The 1994 Plan provides the Board of Directors with the discretion to determine when options granted thereunder shall become exercisable. As of December 31, 1998, 97,182 stock options under the 1994 Plan were available for grant.

                    INSIGHT ENTERPRISES, INC AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996


     In October 1997, the shareholders approved the establishment of the 1998 Long-Term Incentive Plan (the "1998 LTIP") for officers, directors and consultants or independent contractors. The 1998 LTIP authorizes grants of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and performance-based awards. The total number of shares of Common Stock initially available for awards under the 1998 LTIP is 1,181,250. Additionally, for each 12-month period beginning July 1, 1998 and ending June 30, 2007, an additional one percent to four percent, at the determination of the Board of Directors, of the outstanding shares of Common Stock shall be reserved for issuance under the Plan on a cumulative basis with a calculation of such additional shares to be made on the first day of each quarter of the applicable calendar year; provided, each such calculation of additional shares shall be limited to an amount of additional shares such that the number of shares of Common Stock remaining for grant under the Plan and any of the Company's other option plans, plus the number of shares of Common Stock granted but not yet exercised under the Plan and any of the Company's other option plans, shall not exceed 20% of the outstanding shares of Common Stock of the Company at the time of calculation of the additional shares.

     The 1998 LTIP is administered by the Compensation Committee of the Board of Directors. Except as provided below, the Compensation Committee has the exclusive authority to administer the 1998 LTIP, including the power to determine eligibility, the types of awards to be granted, the price and the timing of awards. The 1998 LTIP does, however, provide that the Company's CEO has the authority to grant awards to any individual (other than the three highest-ranking executives of the Company) and provides further that any grant to an individual who is subject to Section 16 of the Security Exchange Act of 1934 may not be exercisable for at least six months from the date of grant. As of December 31, 1998, 47,444 shares of Common Stock available for awards under the 1998 LTIP were available to grant.

     Generally, options granted expire in ten years, are exercisable during the optionee's lifetime only by the recipient and are non-transferable. Unexercised options generally terminate on the date an individual ceases to be an employee of INSIGHT.

     In September 1998, INSIGHT established the 1998 Employee Restricted Stock Plan (the "1998 Employee RSP") for the employees of the Company. The total number of Restricted Stock shares initially available for grant under the 1998 Employee RSP is 375,000. The 1998 Employee RSP is administered by a committee, that is appointed by the Board of Directors. Except as provided below, the committee has the exclusive authority to administer the 1998 Employee RSP, including the power to determine the participants, number of shares granted and the terms and conditions of the grant, if any. The 1998 Employee RSP does, however, provide that the Company's CEO has the authority to grant awards to employees (other than the three highest-ranking executives of the Company) and provides further that any grant to an employee who is subject to Section 16 of the Securities Exchange Act of 1934 shall remain subject to restriction on transferability and other restrictions for at least six months from the date of grant. As of December 31, 1998, 302,625 shares of restricted stock were available for grant under the 1998 Employee RSP.

     In December 1998, INSIGHT established the 1998 Officer Restricted Stock Plan (the "1998 Officer RSP") for the officers of the Company. The total number of Restricted Stock shares initially available for grant under the 1998 Officer RSP is 37,500. The 1998 Officer RSP is administered by a committee that is appointed by the Board of Directors. Except as provided below, the committee has the exclusive authority to administer the 1998 Officer RSP, including the power to determine the participants, numbers of shares granted and the terms and conditions of the grant, if any. The 1998 Officer RSP does, however, provide that the Company's CEO has the authority to grant awards to officers (other than the three highest-ranking executives of the Company) and provides further that any grant to an officer who is subject to Section 16 of the Securities Exchange Act of 1934 shall remain subject to restriction on transferability and other restrictions for at least six months from the date of grant. As of December 31, 1998, 37,500 shares of restricted stock were available for grant under the 1998 Officer RSP.

                    INSIGHT ENTERPRISES, INC AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996


     Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net earnings and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                                        YEARS ENDED DECEMBER 31,
                                                                              -------------------------------------------
                                                                                1998              1997              1996
                                                                              --------          --------         --------
                                                                                            (IN THOUSANDS)

Net earnings                                              As reported         $ 20,450          $ 13,218         $  7,558
                                                                              ========          ========         ========

                                                          Pro forma           $ 16,986          $ 12,154         $  6,966
                                                                              ========          ========         ========

Basic earnings per share                                  As reported         $   0.84          $   0.58         $   0.40
                                                                              ========          ========         ========

                                                          Pro forma           $   0.70          $   0.53         $   0.37
                                                                              ========          ========         ========

Diluted earnings per share                                As reported         $   0.81          $   0.55         $   0.38
                                                                              ========          ========         ========

                                                          Pro forma           $   0.67          $   0.50         $   0.35
                                                                              ========          ========         ========

     Pro forma net earnings reflect only options granted in 1998, 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1995 is not considered under SFAS No. 123.

     For purposes of the SFAS No. 123 pro forma net earnings and net earnings per share calculation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996:


                                                                                YEARS ENDED DECEMBER 31,
                                                                       ------------------------------------------
                                                                       1998               1997               1996
                                                                    --------            ---------        ----------
Dividend yield                                                          0%                  0%                 0%
Expected volatility                                                    50%                 50%               50%
Risk-free interest rate                                                4.5%               5.6%               6.0%
Expected lives                                                      2.1 years           1.9 years         2.4 years


Activity related to the stock option plans is summarized below:

                                        YEAR ENDED DECEMBER 31,        YEAR ENDED DECEMBER 31,        YEAR ENDED DECEMBER 31,
                                        -----------------------        -----------------------        -----------------------
                                                 1998                           1997                           1996
                                                 ----                           ----                           ----
                                                       Weighted                      Weighted                        Weighted
                                        Number of       Average       Number of        Average        Number of        Average
                                         Shares      Exercise Price     Shares     Exercise Price      Shares      Exercise Price
                                        ---------    --------------   ----------   --------------     ---------    --------------
Balance at the beginning of year        2,937,285        $ 8.37        2,263,757        $ 4.45        1,177,677        $ 1.90
Granted ........................        2,169,558         16.62        1,782,378         11.55        1,514,192          5.81
Exercised ......................       (1,230,159)         5.83         (607,599)         3.63         (350,865)         1.77
Expired ........................         (777,612)        15.43         (501,251)         7.77          (77,247)         4.11
                                        ---------                      ---------                      ---------
Balance at the end of  year ....        3,099,072         13.38        2,937,285          8.37        2,263,757          4.45
                                        =========                      =========                      =========
Exercisable at the end of year..          371,694         10.07          455,967          2.35          486,014          1.25
                                        =========                      =========                      =========

Weighted-average fair value of
 options granted during the year        $    4.64                      $    2.83                      $    1.74
                                        =========                      =========                      =========

                    INSIGHT ENTERPRISES, INC AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996


  The following table summarizes the status of outstanding stock options as of December 31, 1998:

                                   OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                      -----------------------------------------------     --------------------------------------
                                           Weighted        Weighted
                        Number of          Average         Average        Number of Options       Weighted
      Range of           Options          Remaining       Exercise           Exercisable          Average
  Exercise Prices      Outstanding     Contractual Life     Price                              Exercise Price
--------------------- --------------- ------------------- -----------     ------------------ -------------------
$   2.67 - 8.07           627,231           7.42 years    $   5.69             122,039          $   4.20
    8.15 -13.33         1,000,187           7.86             11.23             193,706             11.86
   13.39 -17.78           412,074           9.10             16.66              54,375             16.64
   17.81 -17.81           743,208           9.50             17.81               1,574             17.81
   17.89 -34.83           316,372           9.55             20.73                  --                --
                        ---------                                              -------
                        3,099,072           8.50             13.88             371,694             10.07
                        =========                                              =======

(10)  Shareholder Rights Plan

     On December 14, 1998, each stockholder of record received one Preferred Share Purchase Right ("Right") on each outstanding share of Common Stock owned. Each Right entitles stockholders to buy one three-hundredth of a share of Series A Preferred Stock of the Company at an exercise price of $200. The Rights will be exercisable if a person or group acquires 15% or more of the Common Stock of the Company or announces a tender offer for 15% or more of the Common Stock. Should this occur, the Right will entitle its holder to purchase, at the Right's exercise price, a number of shares of Common Stock having a market value at the time of twice the Right's exercise price. Rights held by the 15% holder will become void and will not be exercisable to purchase shares at the bargain purchase price. If the Company is acquired in a merger or other business combination transaction after a person acquires 15% or more of the Company's Common Stock, each Right will entitle its holder to purchase at the Right's then current exercise price a number of the acquiring company's common shares having a market value at the time of twice the Right's exercise price.

(11)  Non-Operating Income (Expense), net

     Non-operating income (expense), net, has fluctuated year to year from $713,000 and $73,000 of interest expense, net, in 1998 and 1997, respectively, to $328,000 of interest income, net, in 1996. Interest expense primarily relates to borrowings under the Company's line of credit which have been necessary to finance the Company's growth.

(12)   Fair Value of Financial Instruments

     SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. The following summary presents a description of the methodologies and assumptions used to determine such amounts.

     Fair value estimates are made at a point in time and are based on relevant market information and information about the financial instruments; they are subjective in nature and involve uncertainties and matters of judgment and, therefore, can not be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at any time the Company's entire holdings of a particular instrument. Changes in assumptions could significantly affect these estimates.

     Since the fair value is estimated as of December 31, 1998, the amounts that will actually be realized or paid in settlement of the instrument could be significantly different.

     The carrying amounts for cash and cash equivalents are assumed to be the fair value because of the liquidity of these instruments.

     The carrying amounts for accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value because of the short maturity of these instruments.

                    INSIGHT ENTERPRISES, INC AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996


(13)  Supplemental Financial Information

      A summary of additions and deductions related to the allowances for accounts receivable and inventories for the years ended December 31, 1998, 1997 and 1996 follows:

                                                           BALANCE AT
                                                          BEGINNING OF                                   BALANCE AT
                                                             PERIOD         ADDITIONS     DEDUCTIONS    END OF PERIOD
                                                          ------------      ---------     ----------    -------------
     Allowances for doubtful accounts receivable:
         Year ended December 31, 1998................       $   3,274      $   5,366      $  (1,512)      $   7,128
                                                            =========      =========      ==========      =========
         Year ended December 31, 1997....................   $   3,214      $   4,164      $  (4,104)      $   3,274
                                                            =========      =========      =========       =========
         Year ended December 31, 1996....................   $   2,179      $   1,801      $    (766)      $   3,214
                                                            =========      =========      =========       =========

     Allowances for obsolescence of inventories:

         Year ended December 31, 1998................       $   1,397      $   1,802      $  (1,432)      $   1,761
                                                            =========      =========      =========       =========
         Year ended December 31, 1997................       $   1,142      $   1,080      $    (825)      $   1,397
                                                            =========      =========      =========       =========
         Year ended December 31, 1996................       $     435      $     914      $    (207)      $   1,142
                                                            =========      =========      =========       =========

(14)  Segment Information

      The Company operates in one industry segment; direct marketing. The Company's principal markets are in North America and Europe.

      None of the Company's customers exceeded ten percent of net sales.

      The following is a summary of the Company's geographic operations:

                           North
                           America                 Europe                  Total
                           -------                 ------                  -----
1998
----
Net sales                  $947,277                $55,507               $1,002,784
Total long-lived assets    $ 39,412                $18,089               $   57,501

1997
----
Net sales                  $627,735                $    --                 $627,735
Total long-lived assets    $ 20,467                $    --                 $ 20,467


      Although the Company could be impacted by the international economic climate, management does not believe significant credit risk existed at December 31, 1998. The Company monitors its customers' financial conditions and does not require collateral. Historically, the Company has not experienced significant losses related to receivables from any individual or groups of customers.

(15)  Pro Forma Financial Information

      The following summary, prepared on a pro forma basis, presents the results of operations as if the three 1998 acquisitions, described in Note 1, had occurred on January 1, 1997:

                                         Years ended December 31,
                                         ------------------------
                                          1998             1997
                                          ----             ----
Net sales .............................. $1,118,600       $780,349
Net earnings ........................... $   20,407       $ 12,265
Basic earnings per share ............... $     0.83       $   0.52
Diluted earnings per share ............. $     0.79       $   0.49

      The pro forma results are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisitions had been effective at the beginning of 1997 and are not a projection of future results.

EXHIBIT NO.                                   DESCRIPTION
-----------                                   -----------
2     (1)       -        Form of Articles of Merger and Certificate of Merger
                         between Insight Enterprises, Inc., an Arizona
                         corporation, and Insight Enterprises, Inc., a Delaware
                         corporation (the "Registrant")

3.1   (6)       -        Amended and Restated Certificate of Incorporation of
                         Registrant

3.2   (1)       -        Bylaws of the Registrant

4.1   (1)       -        Specimen Common Stock Certificate

4.2   (11)      -        Form of Certificate of Designation of Preferred Shares

10.1  (1)(2)    -        Form of Indemnification Agreement

10.2  (1)(3)    -        1994 Stock Option Plan of the Registrant

10.3  (1)(3)    -        Predecessor Stock Option Plan

10.4  (3)(4)    -        1995 Employee Stock Purchase Plan of the Registrant

10.5  (3)(5)    -        Amendment to 1994 Stock Option Plan of the Registrant

10.6  (3)(7)    -        1998 Long-Term Incentive Plan

10.7  (3)(8)    -        Form of Restricted Stock Agreement

10.8  (3)(9)    -        Employment Agreement between Insight Enterprises, Inc.
                         and Eric J. Crown dated as of March 31, 1998.

10.9  (3)(9)    -        Employment Agreement between Insight Enterprises, Inc.
                         and Timothy A. Crown dated as of March 31, 1998.

10.10 (3)(9)    -        Employment Agreement between Insight Enterprises, Inc.
                         and Stanley Laybourne dated as of March 31, 1998.

10.11 (3)(10)   -        1998 Employee Restricted Stock Plan

10.12 (3)(10)   -        1998 Officer Restricted Stock Plan

10.13 (12)      -        Shareholder's Rights Agreement

11              -        Computation of Net Earnings per Common Share

21              -        Subsidiaries of the Registrant

23              -        Consent of KPMG LLP

27.1            -        Financial Data Schedule as of and for the year ended
                         December 31, 1998

27.2            -        Restated Financial Data Schedule as of and for the
                         year ended December 31, 1997

27.3            -        Restated Financial Data Schedule as of and for the
                         year ended December 31, 1996


--------------------
(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995.

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

(7) Incorporated by reference to the Company's Notice of 1997 Annual Meeting of Stockholders.

(8) Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1998.

(9) Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1998.

(10) Incorporated by reference to the Company's Form S-8 filed on December 17, 1998.

(11) Incorporated by reference to the Company's current report on Form 8-K filed on March 17, 1999.

(12) Incorporated by reference to the Company's Form 8-A filed on March 17,
     1999.