Form 10-Q
period 1999-03-31
INSIGHT ENTERPRISES INC
filed 1999-05-17
CIK 932696

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                                     (Mark One)

         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1999

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

The number of shares outstanding of the issuer's common stock as of April 30, 1999 was 25,568,373.

                           INSIGHT ENTERPRISES, INC.


                                       INDEX



                                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

  Condensed Consolidated Balance Sheets -
  March 31, 1999 and December 31, 1998....................................   3

  Condensed Consolidated Statements of Earnings -
  Three Months Ended March 31, 1999 and 1998..............................   4

  Condensed Consolidated Statements of Cash Flows -
  Three Months Ended March 31, 1999 and 1998..............................   5

  Notes to Condensed Consolidated Financial Statements....................   6

Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations.................................................   9


PART II - OTHER INFORMATION...............................................  14

Item 6 - Exhibits and Reports on Form 8-K.................................  14

SIGNATURES................................................................  15

                     INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE DATA)


                                                               MARCH 31,  DECEMBER 31,
                                                                 1999         1998
                                                             -----------   -----------
                                                             (UNAUDITED)
                                       ASSETS
Current assets:
   Cash and cash equivalents ...............................   $  25,397    $  12,974
   Accounts receivable, net ................................     154,731      139,305
   Inventories, net ........................................      20,693       34,449
   Prepaid expenses and other current assets ...............       5,612        7,169
                                                               ---------    ---------
         Total current assets ..............................     206,433      193,897

Property and equipment, net ................................      35,976       33,075
Goodwill, net ..............................................      23,726       24,020
Other assets ...............................................         527          406
                                                               ---------    ---------
                                                               $ 266,662    $ 251,398
                                                               =========    =========


                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ........................................   $  88,392    $  80,259
   Accrued expenses and other current liabilities ..........      10,951       11,763
                                                               ---------    ---------
         Total current liabilities .........................      99,343       92,022

Long-term debt, less current portion .......................       8,129        8,268
Line of credit .............................................          --           --

Stockholders' equity:
   Preferred stock, $.01 par value, 3,000,000 shares
     authorized, no shares issued ..........................          --           --
   Common stock, $.01 par value, 30,000,000 shares
     authorized, 25,540,262 at March 31, 1999 and
     25,432,642 at December 31, 1998 shares issued and
     outstanding ...........................................         255          254
   Paid-in capital .........................................     102,101      100,923
   Retained earnings .......................................      56,949       50,142
   Accumulated other comprehensive income - foreign
     currency translation ..................................        (115)        (211)
                                                               ---------    ---------
         Total stockholders' equity ........................     159,190      151,108
                                                               ---------    ---------
                                                               $ 266,662    $ 251,398
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

                     INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    (UNAUDITED)

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                               -------------------------

                                                   1999          1998
                                               -----------   -----------
Net sales ..................................   $   338,136   $   206,796
Costs of goods sold ........................       298,270       181,454
                                               -----------   -----------
      Gross profit .........................        39,866        25,342
Selling, general and administrative expenses        28,308        17,875
                                               -----------   -----------
      Earnings from operations .............        11,558         7,467
Non-operating expense, net .................           275           377
                                               -----------   -----------
      Earnings before income taxes .........        11,283         7,090
Income tax expense .........................         4,476         2,757
                                               -----------   -----------
      Net earnings .........................   $     6,807   $     4,333
                                               ===========   ===========

Earnings per share:
      Basic ................................   $      0.27   $      0.18
                                               ===========   ===========
      Diluted ..............................   $      0.26   $      0.18
                                               ===========   ===========

Shares used in per share calculation:
      Basic ................................    25,482,096    23,528,865
                                               ===========   ===========
      Diluted ..............................    26,672,280    24,680,442
                                               ===========   ===========



       See accompanying notes to condensed consolidated financial statements.

                     INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                    (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                              1999          1998
                                                                              ----          ----

Cash flows from operating activities:
   Net earnings .........................................................   $  6,807    $  4,333
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization .....................................      1,702         709
      Tax benefit from stock options exercised ..........................        164       2,093
      Provision for losses on accounts receivable .......................        628         777
      Provision for obsolete and slow-moving inventories ................        978         225
      Deferred income tax expense .......................................        493         593
      Change in operating assets and liabilities:
         Increase in accounts receivable ................................    (16,524)    (15,148)
         Decrease in inventories ........................................     12,621      14,465
         Decrease in prepaid expenses and other current assets ..........      1,025         661
         Increase in other assets .......................................          4         (80)
         Increase in accounts payable ...................................      8,687      16,134
         Decrease in accrued expenses and other current liabilities             (533)         (6)
                                                                            --------    --------

            Net cash provided by operating activities ...................     16,052      24,756
                                                                            --------    --------
Cash flows from investing activities:
   Purchases of property and equipment ..................................     (4,363)     (2,074)
                                                                            --------    --------
            Net cash used in investing activities .......................     (4,363)     (2,074)
                                                                            --------    --------
Cash flows from financing activities:
   Net repayments on line of credit .....................................          0     (21,950)
   Net repayments of long term debt, less current portion ...............       (133)         --
   Issuance of common stock .............................................      1,111         850
                                                                            --------    --------
            Net cash provided by (used in) financing activities .........        978     (21,100)
                                                                            --------    --------
Effect of exchange rate on cash and cash equivalents ....................       (244)         23
                                                                            --------    --------
Increase in cash and cash equivalents ...................................     12,423       1,605
Cash and cash equivalents at beginning of period ........................     12,974       6,982
                                                                            --------    --------
Cash and cash equivalents at end of period ..............................   $ 25,397    $  8,587
                                                                            ========    ========



     See accompanying notes to condensed consolidated financial statements.

                            INSIGHT ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   DESCRIPTION OF BUSINESS

     Insight Enterprises, Inc. and subsidiaries (collectively "Insight" or the "Company") is a global direct marketer of computers, hardware and software with locations in the United States, Canada, the United Kingdom and Germany. The Company markets primarily to small and medium-sized enterprises, through a combination of outbound telemarketing, electronic commerce, electronic marketing, targeted direct mail catalogs and advertising in computer magazines and publications. Additionally, Insight provides direct marketing services to original equipment manufacturers in the computer industry seeking to outsource their direct marketing activities. The services provided include marketing, sales, configuration and distribution.

2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Insight as of March 31, 1999, the results of operations for the three months ended March 31, 1999 and 1998, and the cash flows for the three months ended March 31, 1999 and 1998. The condensed consolidated balance sheet as of December 31, 1998 was derived from the audited consolidated financial statement at such date. Certain amounts in the condensed consolidated financial statements have been reclassified to conform to the current presentation. The results of operations for such interim periods are not necessarily indicative of results for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, including the related notes thereto, in Insight's Annual Report on Form 10-K for the year ended December 31, 1998.

      On April 3, 1998, the Company acquired all of the outstanding stock of a United Kingdom direct marketer of computers and computer-related products and 85% of the outstanding common stock of a United Kingdom internet service provider for a total of 187,227 shares of the Company's common stock (valued at $2,516,000) and $3,534,000 in cash, including acquisition costs and a cash overdraft position that was assumed, with further consideration payable in the future contingent on profitability of the acquired companies.

      On September 13, 1998, the Company acquired all of the outstanding stock of a United States direct marketer of computers and computer-related products for 451,338 shares of the Company's common stock (valued at $10,000,000), plus $27,000 of acquisition costs, net of cash acquired, with further consideration payable in the future contingent on profitability of the acquired company.

      On December 16, 1998, the Company acquired all of the outstanding stock of a German holding company and a German direct marketer of computers and computer-related products for a total of 82,116 shares of the Company's common stock (valued at $1,810,000) and $4,521,000 in cash, including acquisition costs and net of cash acquired, with further consideration payable in the future contingent on profitability of the acquired company.

                           INSIGHT ENTERPRISES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (unaudited)


      All three acquisitions have been accounted for by the purchase method of accounting, and accordingly the acquired companies' assets and liabilities have been recorded at their fair values at the date of acquisition. The excess of the purchase price, including acquisition costs, over the fair values of the net assets acquired, has been recorded as goodwill.

      The condensed consolidated financial statements include the accounts of Insight Enterprises, Inc. and its subsidiaries, which are primarily wholly-owned. Intercompany accounts and transactions have been eliminated in consolidation.

     In January 1999, the Company's Board of Directors approved a 3-for-2 stock split effected in the form of a stock dividend and paid on February 18, 1999 to the stockholders of record at the close of business on January 25, 1999. Additionally, 3-for-2 stock splits were effected in the form of stock dividends on September 8, 1998 and September 17, 1997. All share amounts and earnings per share have been retroactively adjusted to reflect these 3-for-2 stock splits.

3.   LINE OF CREDIT

     Insight has a $100,000,000 credit facility with a finance company. The agreement provides for cash advances outstanding at any one time up to a maximum of $100,000,000 on the line of credit, subject to limitations based upon the Company's eligible accounts receivable and inventories. Cash advances bear interest at the London Interbank Offered Rate (LIBOR) plus 0.80% (5.74% at March 31, 1999) payable monthly. The credit facility can be used to facilitate the purchases of inventories from certain suppliers and that portion is classified on the balance sheet as accounts payable. As of March 31, 1999, the balance of this portion of the credit facility was $17,614,000. As of March 31, 1999, an additional $61,829,000 was available under the line of credit.

      The credit facility expires in February 2002 at which time the outstanding balance is due. The line is secured by substantially all of the assets of the Company. The line of credit contains various covenants including the requirements that the Company maintain a specific dollar amount of tangible net worth and restrictions on payment of cash dividends.

4.   INCOME TAXES

     Income tax expense as provided for the three months ended March 31, 1999 and 1998 is based upon the estimated annual income tax rate of the Company.

5.   COMPREHENSIVE INCOME

      The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), effective January 1, 1998. SFAS 130 establishes standards for the reporting and presentation of comprehensive income and its components in financial statements. Comprehensive income encompasses net income and "other comprehensive income," which includes all other non-owner transactions and events that change stockholders' equity. Other comprehensive income for the three months ended March 31, 1999 and 1998 was immaterial.

                           INSIGHT ENTERPRISES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (unaudited)

6.    SUBSEQUENT EVENTS

      On May 9, 1999, the Company announced that they had entered into a definitive merger agreement with Action Computer Supplies Holdings PLC ("Action") (LSE:ACS). Action is a United Kingdom-based IT direct marketer, offering computer products and services to small, medium and large businesses with operations in the United Kingdom and Spain. Insight will merge with Action in a tax-free exchange of shares valued at approximately $150 million. The combined companies have current annualized sales of approximately $1.6 billion.

      The terms of the merger agreement provide for holders of Action stock to receive 0.16 shares of Insight common stock for each of their shares. Insight expects to issue approximately 5.64 million new shares, representing 18.1% ownership of the Company pro forma for the transaction. The merger is expected to be accounted for as a pooling of interests. The transaction is subject to customary closing conditions including the approval of shareholders of both Insight and Action and required U.K. regulatory approval. The transaction is expected to be completed in September 1999.

                            INSIGHT ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are inherently subject to risk and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology such as "expects," "should," "believes," or "anticipates" or the negative thereof or comparable terminology, or by discussions of Company goals and strategy. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to the following: fluctuations in operating results, intense competition, management of rapid growth, need for additional financing, past and future acquisitions and international operations, risk of business interruption, year 2000 issues, reliance on and seasonality of outsourcing arrangements, changing methods of distribution, reliance on suppliers, rapid change in product standards, inventory obsolescence, sales and use tax uncertainty, increasing marketing, postage and shipping cost, and dependence on key personnel. These factors are discussed in greater detail under "Factors That May Affect Future Results and Financial Condition" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission.

OVERVIEW

      The Company commenced operations in 1988 as a direct marketer of hard disk drives and other mass storage products. In 1990, the Company began marketing its own Insight-brand computers and in 1991 and 1992, added hardware, software and other name brand computers to its product line. Through 1992, the Company based its marketing practices primarily on advertising in computer magazines and the use of inbound toll-free telemarketing. In 1993, the Company shifted its marketing strategy to the publication of proprietary catalogs and the use of outbound account executives focused on the business, education and government markets. During 1995, the Company began to de-emphasize the sale of Insight-branded computers and discontinued the sale of Insight-branded computers in the fourth quarter of 1995. Although the cost savings from this decision have positively impacted earnings from operations, gross profit percentage has been negatively affected. The Company expects gross margins to continue to decline in 1999 and thereafter primarily due to industry-wide pricing pressures and pricing strategies.

      During 1995, the Company nearly doubled its catalog circulation to generate leads and aggressively tested new lists. In 1997, the Company decreased its catalog circulation because the Company used the information generated from prior year tests to target mailings to its best customers and began to increase its focus on penetrating existing accounts by aggressively increasing its outbound sales force. To that end, the Company has hired a number of senior sales managers and account executives, and plans to continue to actively increase its account executive base by approximately 50 to 75, net, per quarter during 1999. In 1998, Insight introduced its graphically rich electronic catalogs and continued to focus on the business, education and government markets, which aggregated approximately 90% of its business in 1998.

      In the fourth quarter of 1997, the Company began operations in Canada. During 1998, the Company entered the United Kingdom market, during the second quarter, and the German market, during the fourth quarter, both through acquisitions. Sales in these European markets accounted for 5.5% of the Company's net sales in 1998.

                            INSIGHT ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

      In order to leverage its infrastructure, the Company, in 1992, began providing direct marketing services to third parties. Under some of the Company's outsourcing arrangements, the Company takes title to inventories of products and assumes the risk of collection of accounts receivable in addition to its sales functions. Revenues derived from the sales of such products are included in the Company's net sales. Certain other outsourcing arrangements are primarily service-based, and the Company generally derives net sales from these types of arrangements based on a percentage of the revenue generated from products sold. Accordingly, the rate of the Company's net sales growth in future periods may be affected by the mix of type of outsourcing arrangements which are in place from time to time. Additionally, some of the programs may be seasonal in nature, as their target customers can have cyclical buying patterns. Outsourcing represented 9.2% and 7.8% of the Company's net sales in 1998 and 1997, respectively.

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

                              RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated certain financial data as a percentage of net sales:

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                           ---------
                                                       1999        1998
                                                       ----        ----
Net sales..........................................   100.0%      100.0%
Costs of goods sold................................    88.2        87.7
                                                      -----       -----
      Gross profit.................................    11.8        12.3
Selling, general and administrative expenses.......     8.4         8.7
                                                      -----       -----
      Earnings from operations.....................     3.4         3.6
Non-operating expense, net.........................     0.1         0.2
                                                      -----       -----
      Earnings before income taxes.................     3.3         3.4
Income tax expense.................................     1.3         1.3
                                                      -----       -----
      Net earnings.................................     2.0%        2.1%
                                                      =====       =====


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

     Net Sales. Net sales increased $131.3 million, or 64%, to $338.1 million for the three months ended March 31, 1999 from $206.8 million for the three months ended March 31, 1998. The Company had 1,062 and 692 account executives at March 31, 1999 and 1998, respectively. The Company increased its number of orders shipped by 81% from 231,000 for the quarter ended March 31, 1998 to 418,000 for the quarter ended March 31, 1999. European sales represented $41.8 million or 12.4% of total net sales for the quarter ended March 31, 1999.
These European sales are a result of aquisitions made after March 31, 1998.

                            INSIGHT ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

      Net sales derived from direct marketing increased $124.5 million, or 65%, to $317.0 million for the three months ended March 31, 1999 from $192.5 million for the three months ended March 31, 1998. The increase in direct marketing net sales resulted primarily from increased account executive productivity, deeper account penetration, an increase in the Company's customer base and internet enhancements that have increased unassisted transactions from 3.5% of total net sales to 8.2% of total net sales for the quarters ended March 31, 1998 and 1999, respectively.

      Net sales derived from outsourcing arrangements increased $6.8 million, or 48%, to $21.1 million for the three months ended March 31, 1999 from $14.3 million for the three months ended March 31, 1998. Outsourcing sales represented 6.3% and 6.9% of total net sales in the quarters ended March 31, 1999 and 1998, respectively. The increase in sales from outsourcing services resulted from the successful addition of new programs and sales improvements in existing programs. The growth rate of the outsourcing arrangements may be affected by the mix of type of outsourcing arrangements - that is, service-based versus revenue-based outsourcing programs. The Company is actively seeking other outsourcing arrangements with major manufacturers.

      Gross Profit. Gross profit increased $14.5 million, or 57%, to $39.9 million for the three months ended March 31, 1999 from $25.4 million for the three months ended March 31, 1998. As a percentage of net sales, gross profit decreased from 12.3% for the three months ended March 31, 1998 to 11.8% for the three months ended March 31, 1999. The decline in gross profit percentage primarily resulted from pricing strategies and market conditions. The Company expects its gross profit percentage to continue to decline in 1999 and thereafter primarily due to pricing strategies and industry-wide pricing pressures.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $10.4 million, or 58%, to $28.3 million for the three months ended March 31, 1999 from $17.9 million for the three months ended March 31, 1998, but decreased as a percentage of net sales to 8.4%, 8.3% excluding amortization of goodwill, for the three months ended March 31, 1999 from 8.7% for the three months ended March 31, 1998. The decline was attributable to increased economies of scale and continued cost-cutting measures. This decline was partially offset by costs associated with rapid growth, costs associated with maintaining an international infrastructure necessary for rapid growth and goodwill amortization which totaled $306,000 in the quarter ended March 31, 1999, compared to no goodwill amortization for the quarter ended March 31, 1998.

      Non-Operating Expense, Net. Non-operating expense, net, which consists primarily of interest expense, decreased to $275,000 for the three months ended March 31, 1999 from $377,000 for the three months ended March 31, 1998. Interest expense primarily relates to borrowings under the Company's line of credit which has been necessary to finance the Company's growth and interest expense associated with the financing of the sales facility in Tempe, Arizona. Interest expense was offset by interest income, which was generated by the Company through short-term investments, some of which are investment grade tax advantaged bonds.

     Income Tax Expense. The Company's effective tax rate was 39.7% and 38.9% for the quarters ended March 31, 1999 and 1998, respectively. The increase in the effective tax rate reflects the higher effective tax rates of the European entities and the non-deductibility of their goodwill for tax purposes.

                            INSIGHT ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

SEASONALITY

      The Company has historically experienced seasonal fluctuations in its growth of net sales, earnings from operations and net earnings. As the Company has increased its percentage of sales from the business, education and government markets, the Company's quarterly net sales, earnings from operations and net earnings have been less impacted by seasonality. Due to their lower percentages of business, education and government customers, the Company's recent acquisitions may result in seasonal fluctuations in net sales for the Company. Additionally, the Company's net sales growth rate, earnings from operations and net earnings as a percentage of net sales could be affected by the mix of types of outsourcing arrangements which are in place from time to time. Additionally, some of the outsourcing programs can be seasonal in nature, as their target customers can have cyclical buying patterns. For example, the Company obtained a revenue-based outsourcing program in 1997 which offers high dollar but low margin products primarily sold in the third quarter, which negatively impacts gross margin.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary capital needs have been to fund the working capital requirements and capital expenditures necessitated by its sales growth.

      In previous years, cash flows from operations generally have been negative due primarily to increases in accounts receivable and inventories necessitated by sales growth and the continued shift from sales to the home market to sales in the business, education and government markets. However, the Company's net cash provided by operating activities was $16.1 million for the three months ended March 31, 1999 and $24.8 million for the three months ended March 31, 1998. The positive cash flow in the current year was primarily generated from a $12.6 million decrease in inventory a $8.7 million increase in accounts payable, and net earnings of $6.8 million. The decrease in inventories resulted from the Company's increased use of direct shipments from aggregators and original equipment manufacturers which increased from 40% to 48% of orders shipped for the three months ended March 31, 1998 and 1999, respectively. These funds were primarily used to fund a $16.5 million increase in accounts receivable which occurred as the result of increased sales.

      Capital expenditures for the three months ended March 31, 1999 and 1998 were $4.4 million and $2.1 million, respectively. Capital expenditures for the three months ended March 31, 1999 primarily relate to new software applications. Capital expenditures for the three months ended March 31, 1998 primarily relate to the continued upgrade of the Company's equipment, systems and the Company's sales facility.

      The Company's future capital requirements include financing the growth of working capital items such as accounts receivable and inventories, the purchase of software enhancements, the purchase of equipment, furniture and fixtures to accommodate future growth and funds needed for future acquisitions. The Company anticipates that cash flow from operations together with the funds available under its credit facility should be adequate to support the Company's presently anticipated cash and working capital requirements through 1999. The Company's ability to continue funding its planned growth beyond 1999 is dependent upon its ability to generate sufficient cash flow or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required. See

                            INSIGHT ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Note 3 of Notes to Condensed Consolidated Financial Statements for a description of the Company's $100 million credit facility.

YEAR 2000 COMPLIANCE

      Many of the world's computer systems currently record years in a two-digit format. Such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions. The potential costs and uncertainties associated with this issue will depend on a number of factors, including software, hardware and the nature of the industry in which a company operates. Additionally, companies must coordinate with other entities with which they electronically interact, such as vendors, customers and lenders.

      The Company has completed its assessment of its Year 2000 issues with respect to both information technology ("IT") systems and non-IT systems. This completed assessment has not revealed any material Year 2000 issues. Remediation and testing, to eliminate possible business impact, is continuing and is planned to be completed in the third quarter of 1999.

      The Company is in the process of modifying its existing core-business functions applications to be Year 2000 compliant. The Company presently believes that with modifications to existing software, the cost of which is not expected to be material, the Year 2000 problem will not pose significant operational problems for the Company's internal operations. To date, the Company's assessment of non-IT systems, such as its buildings and equipment, has not revealed any material Year 2000 issues, assuming no disruption in telephone, electric services and delivery.

      Additionally, the Company is in the process of replacing its core-business function applications in order to accommodate its expanding business needs. These applications are believed to be Year 2000 compliant software, purchased with such certification from the source vendor. Certain of these applications are scheduled to be installed during the third quarter of 1999 at which point the Company will proceed to the testing phase.

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

                            INSIGHT ENTERPRISES, INC.


PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     2.1 Merger Agreement, dated May 10, 1999, by and between Insight Enterprises, Inc. and Action Computer Supplies Holdings PLC (incorporated by reference to Exh. 2.1 of Insight Enterprises, Inc. current report on Form 8-K filed on May 12, 1999).

     27.1 Financial Data Schedule for the three months ended March 31, 1999.

     27.2 Financial Data Schedule for the three months ended March 31, 1998.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter for which the report is filed.

                                     SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:  MAY 12, 1999                    INSIGHT ENTERPRISES, INC.



                                       BY:    /S/  ERIC CROWN
                                              --------------------------------
                                              ERIC J. CROWN
                                              CHIEF EXECUTIVE OFFICER





                                       BY:    /S/  STANLEY LAYBOURNE
                                              --------------------------------
                                              STANLEY LAYBOURNE
                                              CHIEF FINANCIAL OFFICER, SECRETARY
                                              AND TREASURER

                                 EXHIBIT INDEX


(a)  Exhibits

     2.1 Merger Agreement, dated May 10, 1999, by and between Insight Enterprises, Inc. and Action Computer Supplies Holdings PLC (incorporated by reference to Exh. 2.1 of Insight Enterprises, Inc. current report on Form 8-K filed on May 12, 1999).

     27.1 Financial Data Schedule for the three months ended March 31, 1999.

     27.2 Financial Data Schedule for the three months ended March 31, 1998.