Form 10-Q
period 1999-06-30
INSIGHT ENTERPRISES INC
filed 1999-08-16
CIK 932696

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
        [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1999

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

                              Yes    X               No

The number of shares outstanding of the issuer's common stock as of July 30, 1999 was 25,663,578.

                            INSIGHT ENTERPRISES, INC.


                                      INDEX


                                                                                                                        PAGE

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

   Condensed Consolidated Balance Sheets -
   June 30, 1999 and December 31, 1998.............................................................................       3

   Condensed Consolidated Statements of Earnings -
   Three and Six Months Ended June 30, 1999 and 1998...............................................................       4

   Condensed Consolidated Statements of Cash Flows -
   Six Months Ended June 30, 1999 and 1998.........................................................................       5

   Notes to Condensed Consolidated Financial Statements............................................................       6

Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations..........................................................................................       9

Item 3 - Quantitative and Qualitative  Disclosures about Market Risk................................................     16

PART II - OTHER INFORMATION........................................................................................      16

Item 4 - Submission of Matters to a Vote of Security Holders......................................................       16

Item 6 - Exhibits and Reports on Form 8-K..........................................................................      17

SIGNATURES.........................................................................................................      18

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   JUNE 30,             DECEMBER 31,
                                                                                     1999                   1998
                                                                                     ----                   ----
                                                                                  (UNAUDITED)
                                     ASSETS
Current assets:
     Cash and cash equivalents............................................       $     31,641           $     12,974
     Accounts receivable, net.............................................            169,222                139,305
     Inventories, net.....................................................             22,243                 34,449
     Prepaid expenses and other current assets............................              6,547                  7,169
                                                                                 ------------           ------------
              Total current assets........................................            229,653                193,897

Property and equipment, net...............................................             40,785                 33,075
Goodwill, net ............................................................             22,540                 24,020
Other assets  ............................................................                405                    406
                                                                                 ------------           ------------
                                                                                 $    293,383           $    251,398
                                                                                 ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.....................................................       $    106,931           $     80,259
     Accrued expenses and other current liabilities.......................             10,931                 11,763
                                                                                 ------------           ------------
              Total current liabilities...................................            117,862                 92,022

Line of credit............................................................                 --                     --
Long-term debt, less current portion......................................              7,983                  8,268

Stockholders' equity:
     Preferred stock, $.01 par value, 3,000,000 shares
       authorized, no shares issued.......................................                 --                     --
     Common stock, $.01 par value, 30,000,000 shares authorized,
       25,627,540 at June 30, 1999 and 25,432,642 at
       December 31, 1998 shares issued and outstanding....................                256                    254
     Paid-in capital......................................................            103,560                100,923
     Retained earnings....................................................             64,836                 50,142
     Accumulated other comprehensive income - foreign
       currency translation...............................................             (1,114)                  (211)
                                                                                 ------------           ------------
              Total stockholders' equity..................................            167,538                151,108
                                                                                 ------------           ------------
                                                                                 $    293,383           $    251,398
                                                                                 ============           ============

     See accompanying notes to condensed consolidated financial statements.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                              JUNE 30,                                JUNE 30,
                                                              --------                                --------

                                                      1999                1998               1999                 1998
                                                      ----                ----               ----                 ----

Net sales......................................  $     365,228       $     237,384     $     703,364        $     444,180
Costs of goods sold............................        322,964             207,915           621,234              389,369
                                                 -------------       -------------     -------------        -------------
         Gross profit..........................         42,264              29,469            82,130               54,811
Selling, general and administrative
 expenses......................................         29,302              21,747            57,610               39,622
                                                 -------------       -------------     -------------        -------------
         Earnings from operations..............         12,962               7,722            24,520               15,189
Non-operating expense, net.....................            188                 116               463                  493
                                                 -------------       -------------     -------------        -------------
         Earnings before income taxes..........         12,774               7,606            24,057               14,696
Income tax expense.............................          4,887               2,903             9,363                5,660
                                                 -------------       -------------     -------------        -------------
         Net earnings..........................  $       7,887       $       4,703     $      14,694        $       9,036
                                                 =============       =============     =============        =============

Earnings per share:............................
         Basic.................................  $        0.31       $        0.20     $        0.58        $        0.38
                                                 =============       =============     =============        =============
         Diluted...............................  $        0.30       $        0.19     $        0.55        $        0.36
                                                 =============       =============     =============        =============

Shares used in per share calculation:
         Basic.................................     25,588,571          23,906,321        25,535,334           23,717,593
                                                 =============       =============     =============        =============
         Diluted...............................     26,615,830          24,868,447        26,644,055           24,774,445
                                                 =============       =============     =============        =============


     See accompanying notes to condensed consolidated financial statements.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                               1999           1998
                                                                                               ----           ----
Cash flows from operating activities:
     Net earnings   ....................................................................    $  14,694      $   9,036
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization..................................................        3,493          1,628
         Tax benefit from stock options exercised.......................................          423          2,329
         Provision for losses on accounts receivable....................................        2,038          1,935
         Provision for obsolete and slow-moving inventories.............................        1,713            631
         Deferred income tax expense....................................................          511         (1,315)
         Change in operating assets and liabilities, net of acquisitions:
              Increase in accounts receivable...........................................      (32,216)       (18,054)
              Decrease in inventories...................................................       10,268         11,617
              (Increase) decrease in prepaid expenses and other current assets..........          (96)         4,239
              Decrease (increase) in other assets.......................................          515           (362)
              Increase in accounts payable..............................................       27,347         26,338
              Decrease in accrued expenses and other current liabilities................         (370)        (3,828)
                                                                                            ---------      ---------
                  Net cash provided by operating activities.............................       28,320         34,194
                                                                                            ---------      ---------
Cash flows from investing activities:
     Purchases of property and equipment................................................      (10,790)        (4,175)
     Purchase of United Kingdom direct marketer and internet service
         provider, plus cash overdraft assumed..........................................            -         (3,534)
                                                                                            ---------      ---------
                  Net cash used in investing activities.................................      (10,790)        (7,709)
                                                                                            ---------      ---------
Cash flows from financing activities:
     Net repayments on line of credit...................................................            -        (32,750)
     Net borrowing (repayments) of long term debt, less current portion.................         (277)         8,515
     Issuance of common stock...........................................................        2,216          1,200
                                                                                            ---------      ---------
                  Net cash provided by (used in) financing activities ..................        1,939        (23,035)
                                                                                            ---------      ---------
Effect of exchange rate on cash and cash equivalents....................................         (802)            (2)
                                                                                            ---------      ---------
Increase in cash and cash equivalents...................................................       18,667          3,448
Cash and cash equivalents at beginning of period........................................       12,974          6,982
                                                                                            ---------      ---------
Cash and cash equivalents at end of period..............................................    $  31,641      $  10,430
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

2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Insight as of June 30, 1999, the results of operations for the three and six months ended June 30, 1999 and 1998, and the cash flows for the six months ended June 30, 1999 and 1998. The condensed consolidated balance sheet as of December 31, 1998 was derived from the audited consolidated financial statement at such date. Certain amounts in the condensed consolidated financial statements have been reclassified to conform to the current presentation. The results of operations for such interim periods are not necessarily indicative of results for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, including the related notes thereto, in Insight's Annual Report on Form 10-K for the year ended December 31, 1998.

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

                            INSIGHT ENTERPRISES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


         All three acquisitions have been accounted for by the purchase method of accounting, and accordingly the acquired companies' assets and liabilities have been recorded at their fair values at the date of acquisition. The excess of the purchase price, including acquisition costs, over the fair values of the net assets acquired, has been recorded as goodwill. Any further consideration, which is contingent on profitability of the acquired companies, related to these three acquisitions would be recorded as additional goodwill.

         The condensed consolidated financial statements include the accounts of Insight Enterprises, Inc. and its subsidiaries, which are primarily wholly-owned. Intercompany accounts and transactions have been eliminated in consolidation.

         In January 1999, the Company's Board of Directors approved a 3-for-2 stock split effected in the form of a stock dividend and paid on February 18, 1999 to the stockholders of record at the close of business on January 25, 1999. Additionally, 3-for-2 stock splits were effected in the form of stock dividends on September 8, 1998 and September 17, 1997. All share amounts and earnings per share have been adjusted to reflect these 3-for-2 stock splits.

3.       LINE OF CREDIT

         Insight has a $100,000,000 credit facility with a finance company. The agreement provides for cash advances outstanding at any one time up to a maximum of $100,000,000 on the line of credit, subject to limitations based upon the Company's eligible accounts receivable and inventories. Cash advances bear interest at the London Interbank Offered Rate (LIBOR) plus 0.80% (6.01% at June 30, 1999) payable monthly. The credit facility can be used to facilitate the purchases of inventories from certain suppliers and that portion is classified on the balance sheet as accounts payable. As of June 30, 1999, the balance of this portion of the credit facility was $33,977,000. As of June 30, 1999, an additional $66,023,000 was available under the line of credit.

         The credit facility expires in February 2002 at which time the outstanding balance is due. The line is secured by substantially all of the assets of the Company. The line of credit contains various covenants including the requirements that the Company maintain a specific dollar amount of tangible net worth and restrictions on payment of cash dividends.

4.       INCOME TAXES

         Income tax expense as provided for the three and six months ended June 30, 1999 and 1998 is based upon the estimated annual income tax rate of the Company.

5.       COMPREHENSIVE INCOME

         The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), effective January 1, 1998. SFAS 130 establishes standards for the reporting and presentation of comprehensive income and its components in financial statements. Comprehensive income encompasses net earnings and "other comprehensive income," which includes all other non-owner transactions and events that change stockholders' equity. Other comprehensive income for the three and six months ended June 30, 1999 and 1998 was immaterial.

                            INSIGHT ENTERPRISES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


6.       PROPOSED MERGER WITH ACTION COMPUTER SUPPLIES HOLDINGS PLC

         On May 9, 1999, the Company announced that it had entered into a definitive merger agreement with Action Computer Supplies Holdings PLC ("Action") (LSE:ACS). Action is a United Kingdom-based IT direct marketer, offering computer products and services to small, medium and large businesses with operations in the United Kingdom and Spain. Under the terms of the merger agreement, Insight will merge with Action in a tax-free exchange of shares. The combined companies have current annualized sales of approximately $1.6 billion.

         The original terms of the merger agreement provided for holders of Action stock to receive 0.16 shares of Insight common stock for each of their shares. On July 27, 1999, the Company announced that it and Action had agreed to revise the terms of the proposed merger. Under the terms of the revised agreement, holders of Action stock would receive 0.12 shares of Insight common stock for each of their shares. With the revision, Insight expects to issue approximately 4.23 million new shares, representing 14.2% of the Company's Common Stock in the transaction. The merger is expected to be accounted for as a pooling of interests. The transaction is subject to customary closing conditions including the approval of shareholders of both Insight and Action and required U.K. regulatory approval. The Company expects that the merger transaction will be completed in October 1999.

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

         During 1995, the Company nearly doubled its catalog circulation to generate leads and aggressively tested new lists. Since 1996, the Company has decreased its catalog circulation because the Company used the information generated from prior year tests to target mailings to its best customers and instead increased its focus on penetrating existing accounts by aggressively increasing its outbound sales force. To that end, the Company has hired a number of senior sales managers and account executives, and plans to continue to actively increase its account executive base by approximately 50 to 75, net, per quarter during 1999. In 1998, Insight introduced its graphically rich electronic catalogs and continued to focus on the business, education and government markets, which aggregated approximately 90% of its business in 1998.

         In the fourth quarter of 1997, the Company began operations in Canada. During 1998, the Company entered the United Kingdom market in the second quarter and the German market in the fourth quarter, both through acquisitions. Sales in these European markets accounted for 5.5% of the Company's net sales in 1998.

                            INSIGHT ENTERPRISES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         On May 9, 1999, the Company announced that it has entered into a definitive merger agreement with Action Computer Supplies Holdings PLC ("Action"). Action is a United Kingdom-based IT direct marketer, offering computer products and services to small, medium and large businesses with operations in the United Kingdom and Spain. The Company will merge with Action in a tax-free exchange of shares. The combined companies have current annualized sales of approximately $1.6 billion. The terms of the merger agreement, as amended, provide for holders of Action stock to receive 0.12 shares of Insight's common stock for each of their shares. The Company expects to issue approximately 4.23 million new shares of common stock in the transaction. The merger is expected to be accounted for as a pooling of interests. The transaction is subject to customary closing conditions including the approval of shareholders of both the Company and Action and required U.K. regulatory approval. The Company expects that the merger will be completed in October 1999.

         In order to leverage its infrastructure, the Company, in 1992, began providing direct marketing services to third parties. Under some of the Company's outsourcing arrangements, the Company takes title to inventories of products and assumes the risk of collection of accounts receivable in addition to its sales functions. Revenues and the related costs derived from the sales of such products are included in the Company's net sales and cost of goods sold, respectively. Certain other outsourcing arrangements are primarily service-based, and the Company generally derives net sales from these types of arrangements based on a percentage of the revenue generated from products sold. Revenues so derived from service-based sales and all direct costs related to the generation of the revenues are included in the Company's net sales and cost of goods sold, respectively. Accordingly, the rate of the Company's net sales growth in future periods may be affected by the mix of type of outsourcing arrangements which are in place from time to time. Additionally, some of the programs may be seasonal in nature, as their target customers can have cyclical buying patterns. Outsourcing represented 9.2% and 7.8% of the Company's net sales in 1998 and 1997, respectively.

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

                            INSIGHT ENTERPRISES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                             RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain financial data as a percentage of net sales:

                                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                            JUNE 30,                      JUNE 30,
                                                                     --------------------          ---------------------
                                                                       1999        1998              1999         1998
                                                                     --------    --------          --------     --------
Net sales.......................................................      100.0%       100.0%            100.0%       100.0%
Costs of goods sold.............................................       88.4         87.6              88.3         87.7
                                                                     ------       ------           -------      -------
         Gross profit...........................................       11.6         12.4              11.7         12.3
Selling, general and administrative expenses....................        8.1          9.1               8.2          8.9
                                                                     ------       ------           -------      -------
         Earnings from operations...............................        3.5          3.3               3.5          3.4
Non-operating expense, net......................................        0.0          0.1               0.1          0.1
                                                                     ------       ------           -------      -------
         Earnings before income taxes...........................        3.5          3.2               3.4          3.3
Income tax expense..............................................        1.3          1.2               1.3          1.3
                                                                     ------       ------           -------      -------
         Net earnings...........................................        2.2%         2.0%              2.1%         2.0%
                                                                     ======       ======           =======      =======

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         Net Sales. Net sales increased $127.8 million, or 54%, to $365.2 million for the three months ended June 30, 1999 from $237.4 million for the three months ended June 30, 1998. The Company had 1,260 and 881 account executives at June 30, 1999 and 1998, respectively. The Company increased its number of orders shipped by 53% from 252,000 for the quarter ended June 30, 1998 to 385,000 for the quarter ended June 30, 1999. European sales represented $34.0 million, or 9.3%, of total net sales for the quarter ended June 30, 1999 as compared to $14.1 million, or 5.9%, of total net sales for the quarter ended June 30, 1998.

         Net sales derived from direct marketing increased $121.9 million, or 56%, to $338.3 million for the three months ended June 30, 1999 from $216.4 million for the three months ended June 30, 1998. The increase in direct marketing net sales resulted primarily from increased account executive productivity, deeper account penetration, an increase in the Company's customer base and internet enhancements that have increased unassisted transactions from 4.1% of total net sales to 8.7% of total net sales for the quarters ended June 30, 1998 and 1999, respectively.

         Net sales derived from outsourcing arrangements increased $6.0 million, or 28.7%, to $26.9 million for the three months ended June 30, 1999 from $20.9 million for the three months ended June 30, 1998. Outsourcing sales represented 7.4% and 8.8% of total net sales in the quarters ended June 30, 1999 and 1998, respectively. The increase in sales from outsourcing services resulted from the successful addition of new programs and sales improvements in existing programs. The growth rate of the outsourcing arrangements may be affected by the mix of type of outsourcing arrangements - that is, service-based versus revenue-based outsourcing programs. The Company is actively seeking other outsourcing arrangements with major manufacturers.

                            INSIGHT ENTERPRISES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         Gross Profit. Gross profit increased $12.8 million, or 43%, to $42.3 million for the three months ended June 30, 1999 from $29.5 million for the three months ended June 30, 1998. As a percentage of net sales, gross profit decreased from 12.4% for the three months ended June 30, 1998 to 11.6% for the three months ended June 30, 1999. The decline in gross profit percentage primarily resulted from pricing strategies and market share opportunities. The decrease was partially offset by the Company's ability, as a result of its increased volume and financial position, to take advantage of supplier payment discount, supplier reimbursements, rebates and purchasing opportunities. The Company expects its gross profit percentage to continue to decline one to two tenths of one percent per quarter on average in 1999 and thereafter primarily due to pricing strategies and industry-wide pricing pressures.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $7.6 million, or 35%, to $29.3 million for the three months ended June 30, 1999 from $21.8 million for the three months ended June 30, 1998, but decreased as a percentage of net sales to 8.1% (8.0% excluding amortization of goodwill) for the three months ended June 30, 1999 from 9.1% for the three months ended June 30, 1998. The decline was attributable to increasing economies of scale the utilization of emerging technologies and continued cost-cutting measures. This decline was partially offset by costs associated with the increase in the number of account executives and rapid growth, integration costs from acquisitions and goodwill amortization which totaled $305,000 in the quarter ended June 30, 1999, compared to $45,000 of goodwill amortization for the quarter ended June 30, 1998.

         Non-Operating Expense, Net. Non-operating expense, net, which consists primarily of interest expense, increased to $188,000 for the three months ended June 30, 1999 from $116,000 for the three months ended June 30, 1998. Interest expense primarily relates to borrowings associated with the financing of the sales facility in Tempe, Arizona and the financing of inventory purchases under the Company's line of credit. Interest expense was offset by interest income, which was generated by the Company through short-term investments, some of which are investment grade tax advantaged bonds.

         Income Tax Expense. The Company's effective tax rate was 38.3% and 38.2% for the quarters ended June 30, 1999 and 1998, respectively.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         Net Sales. Net sales increased $259.2 million, or 58%, to $703.4 million for the six months ended June 30, 1999 from $444.2 million for the six months ended June 30, 1998. The Company had 1,260 and 881 account executives at June 30, 1999 and 1998, respectively. The Company increased its number of orders shipped by 66% from 483,000 for the six months ended June 30, 1998 to 803,000 for the six months ended June 30, 1999. European sales represented $75.9 million, or 10.8%, of total net sales for the six months ended June 30, 1999 as compared to $14.1 million, or 2.3%, of total net sales for the six months ended June 30, 1998.

         Net sales derived from direct marketing increased $246.4 million, or 60%, to $655.3 million for the six months ended June 30, 1999 from $408.9 million for the six months ended June 30, 1998. The increase in direct marketing net sales resulted primarily from increased account executive productivity, deeper account penetration, sales from three acquisitions accounted for under the purchase method of accounting, an increase in the Company's customer base and internet enhancements that have increased

                            INSIGHT ENTERPRISES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


unassisted transactions from 3.8% of total net sales to 8.5% of total net sales for the six months ended June 30, 1998 and 1999, respectively.

         Net sales derived from outsourcing arrangements increased $12.8 million, or 36%, to $48.1 million for the six months ended June 30, 1999 from $35.3 million for the six months ended June 30, 1998. Outsourcing sales represented 6.8% and 7.9% of total net sales in the six months ended June 30, 1999 and 1998, respectively. The increase in sales from outsourcing services resulted from the successful addition of new programs and sales improvements in existing programs. The growth rate of the outsourcing arrangements may be affected by the mix of type of outsourcing arrangements - that is, service-based versus revenue-based outsourcing programs. The Company is actively seeking other outsourcing arrangements with major manufacturers.

         Gross Profit. Gross profit increased $27.3 million, or 50%, to $82.1 million for the six months ended June 30, 1999 from $54.8 million for the six months ended June 30, 1998. As a percentage of net sales, gross profit decreased from 12.3% for the six months ended June 30, 1998 to 11.7% for the six months ended June 30, 1999. The decline in gross profit percentage primarily resulted from pricing strategies and market conditions. The decrease was partially offset by the Company's ability, as a result of its increase volume and financial position, to take advantage of supplier payment discount, supplier reimbursement, rebate ends purchasing opportunities. The Company expects its gross profit percentage to continue to decline one to two tenths of one percent per quarter on average in 1999 and thereafter primarily due to pricing strategies and industry-wide pricing pressures.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $18.0 million, or 45%, to $57.6 million for the six months ended June 30, 1999 from $39.6 million for the six months ended June 30, 1998, but decreased as a percentage of net sales to 8.2% (8.1% excluding amortization of goodwill) for the six months ended June 30, 1999 from 8.9% for the six months ended June 30, 1998. The decline was attributable to increased economies of scale the utilization of emerging technologies the utilization of emerging technologies and continued cost-cutting measures. This decline was partially offset by costs associated with the increase in the number of account executives and rapid growth, costs associated with maintaining an international infrastructure necessary for rapid growth and goodwill amortization which totaled $611,000 in the six months ended June 30, 1999, compared to $45,000 of goodwill amortization for the six months ended June 30, 1998.

         Non-Operating Expense, Net. Non-operating expense, net, which consists primarily of interest expense, decreased to $463,000 for the six months ended June 30, 1999 from $493,000 for the six months ended June 30, 1998. Interest expense primarily relates to borrowings associated with the financing of the sales facility in Tempe, Arizona and the financing of inventory purchases under the Company's line of credit. Interest expense was offset by interest income, which was generated by the Company through short-term investments, some of which are investment grade tax advantaged bonds.

         Income Tax Expense. The Company's effective tax rate was 38.9% and 38.5% for the six months ended June 30, 1999 and 1998, respectively. The increase in the effective tax rate reflects the higher effective tax rates of the European entities and the non-deductibility of their goodwill for tax purposes.

                            INSIGHT ENTERPRISES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


SEASONALITY

         The Company has historically experienced seasonal fluctuations in its growth of net sales, earnings from operations and net earnings. As the Company has increased its percentage of sales from the business, education and government markets, the Company's quarterly net sales, earnings from operations and net earnings have been less impacted by seasonality. Due to their lower percentages of business, education and government customers, the Company's recent acquisitions may cause seasonal fluctuations in net sales for the Company. Additionally, the Company's net sales growth rate, earnings from operations and net earnings as a percentage of net sales could be affected by the mix of types of outsourcing arrangements which are in place from time to time. Additionally, some of the outsourcing programs can be seasonal in nature, as their target customers can have cyclical buying patterns. For example, the Company obtained a revenue-based outsourcing program in 1997 which offers high dollar but low margin products primarily sold in the third quarter which negatively impacts gross margin.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary capital needs have been to fund the working capital requirements and capital expenditures necessitated by its sales growth.

         In previous years, cash flows from operations generally have been negative due primarily to increases in accounts receivable and inventories necessitated by sales growth and the continued shift from sales to the home market to sales in the business, education and government markets. This trend has changed as the Company had decreased its inventory levels and increased the percentage of inventory shipments made directly by suppliers to the Company's customers.

         The Company's net cash provided by operating activities was $28.3 million for the six months ended June 30, 1999 and $34.2 million for the six months ended June 30, 1998. The positive cash flow in the current year was primarily generated from a $27.3 million increase in accounts payable, a $10.3 million decrease in inventories and net earnings of $14.7 million. The decrease in inventories resulted from the Company's increased use of direct shipments from aggregators and original equipment manufacturers (which increased from 45% to 51% of shipments for the six months ended June 30, 1998 and 1999, respectively). These funds were primarily used to fund a $32.2 million increase in accounts receivable which occurred as the result of increased sales.

         Capital expenditures for the six months ended June 30, 1999 and 1998 were $10.8 million and $7.7 million, respectively. Capital expenditures for the six months ended June 30, 1999 primarily relate to new software applications. Capital expenditures for the six months ended June 30, 1998 primarily relate to the acquisition of U.K. based companies, to equipment for the Company's new distribution center in Indiana and furniture and equipment for additional office space in Tempe, Arizona.

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

                            INSIGHT ENTERPRISES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


PART II -  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)      The Company's Annual Shareholders' Meeting was held on May 13,
                  1999.

         (b) At the Annual Shareholders' Meeting, Larry A. Gunning and Robertson C. Jones were re-elected as Class II directors to serve until the annual meeting of shareholders in 2002. The terms of office as directors of Eric J. Crown, Timothy A. Crown and Stanley Laybourne continued after the meeting.

         (c) The director-nominees were re-elected with the following voting results:

            PROPOSAL                  VOTED FOR        VOTED AGAINST       ABSTAINED            BROKER NON-VOTES

Election of Larry A. Gunning as
a Class II director                  22,757,095              -              673,923

Election of Robertson C. Jones
as a Class II director               22,757,869              -              673,149

           The proposals to amend the Company's Amended and Restated Certificate of Incorporation to increase the total authorized number of shares of Common Stock from 30,000,000, to 100,000,000 and of Preferred Stock from 3,000,000 to 10,000,000, as well as the proposal to approve amendments to the Insight Enterprises, Inc. 1998 Long Term Incentive Plan, were tabled.

                            INSIGHT ENTERPRISES, INC.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  2.1 Merger Agreement, dated May 10, 1999, by and between Insight Enterprises, Inc. and Action Computer Supplies Holdings PLC (incorporated by reference from the Insight Enterprises, Inc. Current Report on Form 8-K filed on May 13, 1999).

                  2.2 Supplemental Merger Agreement, dated July 27, 1999, by and between Insight Enterprises, Inc. and Action Computer Supplies Holdings PLC (incorporated by reference from the Insight Enterprises, Inc. Current Report on Form 8-K filed on August 12, 1999).

                  27.1 Financial Data Schedule for the six months ended June 30, 1999.

                  27.2 Financial Data Schedule for the six months ended June 30, 1998.

           (b)    Reports on Form 8-K

                  On May 13, 1999, the Company filed a report on Form 8-K to disclose a Merger Agreement, dated May 10, 1999, by and between Insight Enterprises, Inc. and Action Computer Supplies Holdings PLC.

                  On August 12, 1999, the Company filed a report on Form 8-K to disclose the Supplemental Merger Agreement, dated July 27, 1999, by and between Insight Enterprises, Inc. and Action Computer Suppliers Holdings PLC.

                            INSIGHT ENTERPRISES, INC.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:  AUGUST 12, 1999                  INSIGHT ENTERPRISES, INC.



                                        BY: /S/  ERIC CROWN
                                            --------------------------------
                                            ERIC J. CROWN
                                            CHIEF EXECUTIVE OFFICER





                                        BY: /S/  STANLEY LAYBOURNE
                                            --------------------------------
                                            STANLEY LAYBOURNE
                                            CHIEF FINANCIAL OFFICER, SECRETARY
                                            AND TREASURER

                                  EXHIBIT INDEX
        NUMBER                     DESCRIPTION

         2.1 Merger Agreement, dated May 10, 1999, by and between Insight Enterprises, Inc. and Action Computer Supplies Holdings PLC (incorporated by reference from the Insight Enterprises, Inc. Current Report on Form 8-K filed on May 13, 1999).

         2.2 Supplemental Merger Agreement, dated July 27, 1999, by and between Insight Enterprises, Inc. and Action Computer Supplies Holdings PLC (incorporated by reference from the Insight Enterprises, Inc. Current Report on Form 8-K filed on August 12, 1999).

         27.1     Financial Data Schedule for the six months ended June 30,
                  1999.

         27.2     Financial Data Schedule for the six months ended June 30,
                  1998.