Form 10-Q
period 1999-09-30
INSIGHT ENTERPRISES INC
filed 1999-11-15
CIK 932696

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
                   [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934.

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1999

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

                     Yes    X                           No
                          ______                           ______

The number of shares outstanding of the issuer's common stock as of October 29, 1999 was 25,858,242.

                            INSIGHT ENTERPRISES, INC.

                                      INDEX

                                                                          PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

   Condensed Consolidated Balance Sheets -
   September 30, 1999 and December 31, 1998.............................    3

   Condensed Consolidated Statements of Earnings -
   Three and Nine Months Ended September 30, 1999 and 1998..............    4

   Condensed Consolidated Statements of Cash Flows -
   Nine Months Ended September 30, 1999 and 1998........................    5

   Notes to Condensed Consolidated Financial Statements.................    6

Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations...............................................    9

Item 3 - Quantitative and Qualitative Disclosures about Market Risk.....   15

PART II - OTHER INFORMATION.............................................   16

Item 6 - Exhibits and Reports on Form 8-K...............................   16

SIGNATURES..............................................................   17

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       SEPTEMBER 30,     DECEMBER 31,
                                                                          1999              1998
                                                                      -------------      ----------
                                                                       (UNAUDITED)
                                ASSETS
Current assets:
     Cash and cash equivalents .................................        $  28,736         $  12,974
     Accounts receivable, net ..................................          205,537           139,305
     Inventories, net ..........................................           20,809            34,449
     Prepaid expenses and other current assets .................            4,977             7,169
                                                                        ---------         ---------
              Total current assets .............................          260,059           193,897

Property and equipment, net ....................................           45,907            33,075
Goodwill, net ..................................................           23,686            24,020
Other assets ...................................................              751               406
                                                                        ---------         ---------
                                                                        $ 330,403         $ 251,398
                                                                        =========         =========


                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..........................................        $ 123,961         $  80,259
     Accrued expenses and other current liabilities ............           16,931            11,763
                                                                        ---------         ---------
              Total current liabilities ........................          140,892            92,022

Line of credit .................................................               --                --
Long-term debt, less current portion ...........................            8,905             8,268

Stockholders' equity:
     Preferred stock, $.01 par value, 3,000,000 shares
       authorized, no shares issued ............................               --                --
     Common stock, $.01 par value, 30,000,000 shares authorized,
       25,823,232 at September 30, 1999 and 25,432,642 at
       December 31, 1998 shares issued and outstanding .........              258               254
     Paid-in capital ...........................................          106,822           100,923
     Retained earnings .........................................           74,226            50,142
     Accumulated other comprehensive income - foreign
       currency translation ....................................             (700)             (211)
                                                                        ---------         ---------
              Total stockholders' equity .......................          180,606           151,108
                                                                        ---------         ---------
                                                                        $ 330,403         $ 251,398
                                                                        =========         =========

     See accompanying notes to condensed consolidated financial statements.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                        SEPTEMBER 30,                         SEPTEMBER 30,
                                             ------------------------------        ------------------------------

                                                1999                1998              1999               1998
                                             -----------        -----------        -----------        -----------
Net sales ...........................        $   397,074        $   261,207        $ 1,100,438        $   705,387
Costs of goods sold .................            349,127            231,098            970,361            620,467
                                             -----------        -----------        -----------        -----------
         Gross profit ...............             47,947             30,109            130,077             84,920
Operating expenses ..................             31,891             21,669             89,501             61,291
                                             -----------        -----------        -----------        -----------
         Earnings from operations ...             16,056              8,440             40,576             23,629
Non-operating expense, net ..........                218                124                681                617
                                             -----------        -----------        -----------        -----------
         Earnings before income taxes             15,838              8,316             39,895             23,012
Income tax expense ..................              6,448              3,131             15,811              8,791
                                             -----------        -----------        -----------        -----------
         Net earnings ...............        $     9,390        $     5,185        $    24,084        $    14,221
                                             ===========        ===========        ===========        ===========

Earnings per share:
         Basic ......................        $      0.37        $      0.21        $      0.94        $      0.59
                                             ===========        ===========        ===========        ===========
         Diluted ....................        $      0.35        $      0.20        $      0.90        $      0.57
                                             ===========        ===========        ===========        ===========

Shares used in per share calculation:
         Basic ......................         25,717,350         24,323,097         25,596,006         23,919,428
                                             ===========        ===========        ===========        ===========
         Diluted ....................         26,941,080         25,449,465         26,743,064         24,999,451
                                             ===========        ===========        ===========        ===========


     See accompanying notes to condensed consolidated financial statements.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                      NINE MONTHS ENDED
                                                                                                        SEPTEMBER 30,
                                                                                                     ---------------------
                                                                                                      1999             1998
                                                                                                    ---------        --------
Cash flows from operating activities:
     Net earnings ..........................................................................        $ 24,084         $ 14,221
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization .....................................................           5,551            2,797
         Tax benefit from stock options exercised ..........................................           1,000            4,731
         Provision for losses on accounts receivable .......................................           4,103            2,924
         Provision for obsolete and slow moving inventories ................................           2,234            1,038
         Deferred income tax expense .......................................................           2,602           (1,812)
         Change in operating assets and liabilities, net of acquisitions:
              Increase in accounts receivable ..............................................         (70,245)         (35,628)
              Decrease in inventories ......................................................          11,287           28,965
              (Increase) decrease in prepaid expenses and other current assets .............            (416)           5,008
              Increase in other assets and goodwill ........................................            (873)            (263)
              Increase in accounts payable .................................................          43,595           21,503
              Increase (decrease) in accrued expenses and other
                  current liabilities ......................................................           5,380           (1,279)
                                                                                                    --------         --------
                  Net cash provided by operating activities ................................          28,302           42,205
                                                                                                    --------         --------
Cash flows from investing activities:
     Purchases of property and equipment ...................................................         (15,846)          (7,134)
     Purchase of United Kingdom direct marketer and internet service
         provider, plus cash overdraft assumed .............................................              --           (3,534)
     Purchase of United States direct marketer, net of cash acquired .......................              --              (27)
                                                                                                    --------         --------
                  Net cash used in investing activities ....................................         (15,846)         (10,695)
                                                                                                    --------         --------
Cash flows from financing activities:
     Net repayments on line of credit ......................................................              --          (32,070)
     Net (repayments) borrowings of long term debt, less current portion ...................            (972)           8,409
     Issuance of common stock ..............................................................           4,903            4,551
                                                                                                    --------         --------
                  Net cash provided by (used in) financing activities ......................           3,931          (19,110)
                                                                                                    --------         --------
Effect of exchange rate on cash and cash equivalents .......................................            (625)            (149)
                                                                                                    --------         --------
Increase in cash and cash equivalents ......................................................          15,762           12,251
Cash and cash equivalents at beginning of period ...........................................          12,974            6,982
                                                                                                    --------         --------
Cash and cash equivalents at end of period .................................................        $ 28,736         $ 19,233
                                                                                                    ========         ========
Supplemental disclosure of non-cash financing and investing activity:
     Property and equipment acquired through capital lease transactions ....................        $  1,615         $     --
                                                                                                    ========         ========

      See accompanying notes to condensed consolidated financial statements.

                            INSIGHT ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       DESCRIPTION OF BUSINESS

         Insight Enterprises, Inc. and subsidiaries (collectively "Insight" or the "Company") is a global direct marketer of computers, hardware and software with locations in the United States, Canada, the United Kingdom and Germany. The Company markets primarily to small and medium-sized enterprises, through a combination of outbound telemarketing, electronic commerce, electronic marketing and targeted direct mail catalogs. Additionally, Insight provides direct marketing services to original equipment manufacturers in the computer industry seeking to outsource their direct marketing activities. The services provided include marketing, sales, configuration and distribution.

2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Insight as of September 30, 1999, the results of operations for the three and nine months ended September 30, 1999 and 1998, and the cash flows for the nine months ended September 30, 1999 and 1998. The condensed consolidated balance sheet as of December 31, 1998 was derived from the audited consolidated financial statements at such date. Certain amounts in the condensed consolidated financial statements have been reclassified to conform to the current presentation. The results of operations for such interim periods are not necessarily indicative of results for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, including the related notes thereto, in Insight's Annual Report on Form 10-K for the year ended December 31, 1998.

         On April 3, 1998, the Company acquired all of the outstanding stock of a United Kingdom direct marketer of computers and computer-related products and 85% of the outstanding common stock of a United Kingdom internet service provider for a total of 187,227 shares of the Company's common stock (valued at $2,516,000) and $3,534,000 in cash, including acquisition costs and a cash overdraft position that was assumed, with further consideration payable in the future contingent on profitability of the acquired companies. The Company has recorded goodwill of $7,040,000 for these acquisitions.

         On September 13, 1998, the Company acquired all of the outstanding stock of a United States direct marketer of computers and computer-related products for 451,338 shares of the Company's common stock (valued at $10,000,000), plus $27,000 of acquisition costs, net of cash acquired, with further consideration payable in the future contingent on profitability of the acquired company. The Company has recorded goodwill of $10,683,000 for this acquisition.

         On December 16, 1998, the Company acquired all of the outstanding stock of a German holding company and a German direct marketer of computers and computer-related products for a total of 82,116 shares of the Company's common stock (valued at $1,810,000) and $4,521,000 in cash, including acquisition costs and net of cash acquired, with further consideration payable in the future contingent on profitability of the acquired company. The Company has recorded goodwill of $7,278,000 for this acquisition.

                            INSIGHT ENTERPRISES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


         All three acquisitions have been accounted for by the purchase method of accounting, and accordingly the acquired companies' assets and liabilities have been recorded at their fair values at the date of acquisition. The excess of the purchase price, including acquisition costs net of cash acquired and a cash overdraft position assumed, over the fair values of the net assets acquired, has been recorded as goodwill and is being amortized over 20 years. Any further consideration which is payable related to these acquisitions, which is contingent on profitability of the acquired companies, will be recorded as additional goodwill and will be amortized over the remaining life of the asset. The results of the operations of the acquired companies have been recorded in the financial statements of the Company beginning with the effective date of each acquisition.

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

3.       LINE OF CREDIT

         Insight has a $100,000,000 credit facility. The agreement provides for cash advances outstanding at any one time up to a maximum of $100,000,000 on the line of credit, subject to limitations based upon the Company's eligible accounts receivable and inventories. Cash advances bear interest at the London Interbank Offered Rate (LIBOR) plus 0.80% (6.18% at September 30, 1999) payable monthly. The credit facility can be used to facilitate the purchases of inventories from certain suppliers and that portion is classified on the balance sheet as accounts payable. As of September 30, 1999, the balance of this portion of the credit facility was $34,471,000. As of September 30, 1999, an additional $65,529,000 was available under the line of credit.

         The credit facility expires in February 2002 at which time the outstanding balance is due. The line is secured by substantially all of the assets of the Company. The line of credit contains various covenants including the requirements that the Company maintain a specific dollar amount of tangible net worth and restrictions on payment of cash dividends.

4.       INCOME TAXES

         Income tax expense as provided for the three and nine months ended September 30, 1999 and 1998 is based upon the estimated annual income tax rate of the Company.

                            INSIGHT ENTERPRISES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

5.       COMPREHENSIVE INCOME

         The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), effective January 1, 1998. SFAS 130 establishes standards for the reporting and presentation of comprehensive income and its components in financial statements. Comprehensive income encompasses net earnings and "other comprehensive income," which includes all other non-owner transactions and events that change stockholders' equity. Other comprehensive income for the three and nine months ended September 30, 1999 and 1998 was immaterial.


6.       PROPOSED MERGER WITH ACTION COMPUTER SUPPLIES HOLDINGS PLC

         On October 18, 1999, the Company announced that it had terminated a proposed merger with a United Kingdom-based IT direct marketer. The Company expects to take a non-recurring pretax charge of approximately $2.3 million related to the proposed merger in the fourth quarter of 1999.

                            INSIGHT ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are inherently subject to risk and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology such as "expects," "should," "believes," or "anticipates" or the negative thereof or comparable terminology, or by discussions of Company goals and strategy. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to the following: fluctuations in operating results, intense competition, management of rapid growth, need for additional financing, past and future acquisitions, international operations, risk of business interruption, year 2000 issues, reliance on outsourcing arrangements, mix of outsourcing arrangements, changing methods of distribution, reliance on suppliers, changes in vendor rebate programs, rapid change in product standards, inventory obsolescence, sales and use tax uncertainty, increasing marketing, postage and shipping cost, and dependence on key personnel. These factors are discussed in greater detail under "Factors That May Affect Future Results and Financial Condition" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission.

OVERVIEW

         The Company commenced operations in 1988 as a direct marketer of hard disk drives and other mass storage products. Since then, the Company has expanded its product line to include name brand computers, a full line of hardware products and software. Net sales include direct marketing sales from businesses, educational institutions, government organizations, consumers and computer resellers, as well as from outsourcing services. Initially, the Company based its marketing practices primarily on advertising in computer magazines and the use of inbound toll-free telemarketing. The Company has shifted its marketing strategy to the use of outbound account executives, complimented by the use of electronic commerce and marketing, focused primarily on the business, education and government markets. To that end, the Company has hired a number of account executives, and plans to continue to actively increase its account executive base by approximately 150 to 250, net, per quarter through 2000.

         In the fourth quarter of 1997, the Company began expanding internationally, first by initiating operations in Canada. During 1998, the Company entered the United Kingdom market in the second quarter and the German market in the fourth quarter, both through acquisitions. On October 18, 1999, the Company announced that it had terminated a proposed merger with a United Kingdom-based IT direct marketer. The Company expects to take a non-recurring pretax charge of approximately $2.3 million related to the proposed merger in the fourth quarter of 1999.

                            INSIGHT ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         In order to leverage its infrastructure and increase its net earnings, the Company, in 1992, began providing direct marketing services to third party original equipment manufacturers. Presently, most of the outsourcing arrangements are service-based whereby the Company derives net sales based on a percentage of the revenues generated from products sold. Revenues so derived from service-based sales and all direct costs related to the generation of the revenues are included in the Company's net sales and cost of goods sold, respectively. Under certain of the Company's other outsourcing arrangements, the Company takes title to inventories of products and assumes the risk of collection of accounts receivable in addition to its sales functions. Revenues and the related costs derived from the sales of such products are included in the Company's net sales and cost of goods sold, respectively. The rate of the Company's net sales growth in future periods may be affected by the mix of type of outsourcing arrangements which are in place from time to time. Additionally, some of the programs may be seasonal in nature, as their target customers can have cyclical buying patterns.

         Generally, pricing in the computer and related products industry is very aggressive. The Company expects pricing pressures to continue and that it will be required to reduce its prices to remain competitive. The continued acceptance of electronic commerce might place additional pricing pressure on the Company. Such price reductions could have a material adverse effect on the Company's financial condition and results of operations. The Company expects gross margins to continue to decline by approximately one to two tenths of one percent per quarter on average in 1999, and thereafter primarily due to industry-wide pricing pressures and pricing strategies.


                              RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain financial data as a percentage of net sales:

                                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                                     -------------------           --------------------
                                                                       1999         1998              1999         1998
                                                                       ----         ----              ----         ----
Net sales.......................................................      100.0%       100.0%            100.0%       100.0%
Costs of goods sold.............................................       87.9         88.5              88.2         88.0
                                                                     ------       ------           -------      -------
         Gross profit...........................................       12.1         11.5              11.8         12.0
Operating expenses..............................................        8.1          8.3               8.1          8.7
                                                                     ------       ------           -------      -------
         Earnings from operations...............................        4.0          3.2               3.7          3.3
Non-operating expense, net......................................        0.0          0.0               0.1          0.0
                                                                     ------       ------           -------      -------
         Earnings before income taxes...........................        4.0          3.2               3.6          3.3
Income tax expense..............................................        1.6          1.2               1.4          1.3
                                                                     ------       ------           -------      -------
         Net earnings..........................................         2.4%         2.0%              2.2%         2.0%
                                                                     ======       ======           =======      =======

                            INSIGHT ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED
                               SEPTEMBER 30, 1998

         Net Sales. Net sales increased $135.9 million, or 52.0%, to $397.1 million for the three months ended September 30, 1999 from $261.2 million for the three months ended September 30, 1998. The Company had 1,389 (1,153 were devoted to the direct marketing side and 236 were devoted to outsourcing programs) and 976 (852 were devoted to the direct marketing side and 124 were devoted to outsourcing programs) account executives at September 30, 1999 and 1998, respectively. The Company increased its number of orders shipped by 44.1% from 270,000 for the quarter ended September 30, 1998 to 389,000 for the quarter ended September 30, 1999. The Company increased its unassisted web sales from 5.2% of total net sales to 9.1% of total net sales for the quarters ended September 30, 1998 and 1999, respectively. European sales represented $37.4 million, or 9.4%, of total net sales for the quarter ended September 30, 1999 as compared to $14.6 million, or 5.6%, of total net sales for the quarter ended September 30, 1998.

         Net sales derived from direct marketing increased $137.1 million, or 60.7%, to $363.0 million for the three months ended September 30, 1999 from $225.9 million for the three months ended September 30, 1998. The increase in direct marketing net sales resulted primarily from an increased account executive base used to penetrate the Company's target market, deeper account penetration, an increase in the Company's customer base and internet enhancements that have increased unassisted web sales.

         Net sales derived from outsourcing arrangements decreased $1.2 million, or 3.4%, to $34.1 million for the three months ended September 30, 1999 from $35.3 million for the three months ended September 30, 1998. Outsourcing sales represented 8.6% and 13.5% of total net sales in the quarters ended September 30, 1999 and 1998, respectively. The decrease in sales from outsourcing services resulted primarily from a shift to more service-based arrangements from revenue-based arrangements. The growth rate of the outsourcing arrangements may be affected by the mix of type of outsourcing arrangements - that is, service-based versus revenue-based outsourcing programs. The Company is actively seeking other outsourcing arrangements with major manufacturers.

         Gross Profit. Gross profit increased $17.8 million, or 59.2%, to $47.9 million for the three months ended September 30, 1999 from $30.1 million for the three months ended September 30, 1998. As a percentage of net sales, gross profit increased from 11.5% for the three months ended September 30, 1998 to 12.1% for the three months ended September 30, 1999. The increase in gross profit percentage primarily resulted from the direct operation's ability to maintain product margin, increased gross profit provided by service-related outsourcing programs, increased supplier reimbursements as a result of our increasing size of operations and the lessening impact of a seasonal outsourcing program due to our overall growth in operations. The increase was enhanced by the Company's ability, as a result of its increased volume and financial position, to take advantage of supplier payment discounts, rebates and purchasing opportunities. The Company expects its gross profit percentage to decline one to two tenths of one percent per quarter on average through 1999 and thereafter primarily due to pricing strategies, industry-wide pricing pressures and product and outsourcing program mix.

                            INSIGHT ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         Operating Expenses. Operating expenses increased $10.2 million, or 47.2%, to $31.9 million for the three months ended September 30, 1999 from $21.7 million for the three months ended September 30, 1998, but decreased as a percentage of net sales to 8.1% (8.0% excluding amortization of goodwill) for the three months ended September 30, 1999 from 8.3% for the three months ended September 30, 1998. The decline was attributable to increasing economies of scale, the utilization of emerging technologies, the issuance of restricted stock for bonus compensation (generally with a three year vesting schedule and a $44 stock price acceleration clause) and continued cost-cutting measures. This decline was partially offset by costs associated with the increase in the number of account executives and rapid growth, integration costs from acquisitions and goodwill amortization which totaled $306,000 in the quarter ended September 30, 1999, compared to $65,000 for the quarter ended September 30, 1998.

         Non-Operating Expense, Net. Non-operating expense, net, which consists primarily of interest expense, increased to $218,000 for the three months ended September 30, 1999 from $124,000 for the three months ended September 30, 1998. Interest expense primarily relates to borrowings associated with the financing of the sales facility in Tempe, Arizona and the financing of inventory purchases under the Company's line of credit. Interest expense was offset by interest income, which was generated by the Company through short-term investments, some of which are investment grade tax advantaged bonds.

         Income Tax Expense. The Company's effective tax rate was 40.7% and 37.7% for the quarters ended September 30, 1999 and 1998, respectively. The increase in the effective tax rate reflects the higher effective tax rates of the European entities and the non-deductibility of international goodwill for tax purposes.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         Net Sales. Net sales increased $395.0 million, or 56.0%, to $1,100.4 million for the nine months ended September 30, 1999 from $705.4 million for the nine months ended September 30, 1998. The Company increased its number of orders shipped by 58.3% from 753,000 for the nine months ended September 30, 1998 to 1,192,000 for the nine months ended September 30, 1999. The Company increased its unassisted web sales from 4.3% of total net sales to 8.7% of total net sales for the nine months ended September 30, 1998 and 1999, respectively. European sales represented $113.2 million, or 10.3%, of total net sales for the nine months ended September 30, 1999 as compared to $28.7 million, or 4.1%, of total net sales for the nine months ended September 30, 1998.

         Net sales derived from direct marketing increased $383.3 million, or 60.4%, to $1,018.2 million for the nine months ended September 30, 1999 from $634.9 million for the nine months ended September 30, 1998. The increase in direct marketing net sales resulted primarily from an increased account executive base used to penetrate the Company's target market, deeper account penetration, sales from three acquisitions accounted for under the purchase method of accounting, an increase in the Company's customer base and internet enhancements that have increased unassisted web sales.

         Net sales derived from outsourcing arrangements increased $11.7 million, or 16.6%, to $82.2 million for the nine months ended September 30, 1999 from $70.5 million for the nine months ended September 30, 1998. Outsourcing sales represented 7.5% and 10.0% of total net sales in the nine months ended September 30, 1999 and 1998, respectively. The increase in sales from outsourcing

                            INSIGHT ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


services resulted from the successful addition of new programs and sales improvements in existing programs, however, the growth rate was slowed by the shift to service-based programs from revenue-based programs. The future growth rate of outsourcing may be affected by the mix of type of outsourcing arrangements - that is, service-based versus revenue-based outsourcing programs. The Company is actively seeking other outsourcing arrangements with major manufacturers.

         Gross Profit. Gross profit increased $45.2 million, or 53.2%, to $130.1 million for the nine months ended September 30, 1999 from $84.9 million for the nine months ended September 30, 1998. As a percentage of net sales, gross profit decreased from 12.0% for the nine months ended September 30, 1998 to 11.8% for the nine months ended September 30, 1999. The decline in gross profit percentage primarily resulted from pricing strategies and market conditions. The decrease was partially offset by the direct operation's ability to maintain product margin, increased gross profit provided by service-related outsourcing programs and the Company's ability, as a result of its increased volume and financial position, to take advantage of supplier payment discounts, supplier reimbursements, rebates and purchasing opportunities.

         Operating Expenses. Operating expenses increased $28.2 million, or 46.0%, to $89.5 million for the nine months ended September 30, 1999 from $61.3 million for the nine months ended September 30, 1998, but decreased as a percentage of net sales to 8.1% (8.0% excluding amortization of goodwill) for the nine months ended September 30, 1999 from 8.7% for the nine months ended September 30, 1998. The decline was attributable to increased economies of scale, the utilization of emerging technologies, the issuance of restricted stock for bonus compensation (generally with a three year vesting schedule and a $44 stock price acceleration clause) and continued cost-cutting measures. This decline was partially offset by costs associated with the increase in the number of account executives and rapid growth, costs associated with maintaining an international infrastructure necessary for rapid growth and goodwill amortization which totaled $917,000 in the nine months ended September 30, 1999, compared to $110,000 for the nine months ended September 30, 1998.

         Non-Operating Expense, Net. Non-operating expense, net, which consists primarily of interest expense, increased to $681,000 for the nine months ended September 30, 1999 from $617,000 for the nine months ended September 30, 1998. Interest expense primarily relates to borrowings associated with the financing of the sales facility in Tempe, Arizona and the financing of inventory purchases under the Company's line of credit. Interest expense was offset by interest income, which was generated by the Company through short-term investments, some of which are investment grade tax advantaged bonds.

         Income Tax Expense. The Company's effective tax rate was 39.6% and 38.2% for the nine months ended September 30, 1999 and 1998, respectively. The increase in the effective tax rate reflects the higher effective tax rates of the European entities and the non-deductibility of international goodwill for tax purposes.

SEASONALITY

         The Company has historically experienced seasonal fluctuations in its growth of net sales, earnings from operations and net earnings. As the Company has shifted its percentage of sales from the home market to the business, education and government markets, which presently accounts for 89% of net sales, the Company's quarterly net sales, earnings from operations and net earnings have been less

                            INSIGHT ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


impacted by seasonality. Due to their lower percentages of business, education and government customers, the Company's recent acquisitions may cause seasonal fluctuations in net sales for the Company. Additionally, the Company's net sales growth rate, earnings from operations and net earnings as a percentage of net sales could be affected by the mix of types of outsourcing arrangements which are in place from time to time. Additionally, some of the outsourcing programs can be seasonal in nature, as their target customers can have cyclical buying patterns.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary capital needs have been to fund the working capital requirements and capital expenditures necessitated by its sales growth.

         In previous years, cash flows from operations generally have been negative due primarily to increases in accounts receivable and inventories necessitated by sales growth and the continued shift from sales in the home market to sales in the business, education and government markets. This trend has changed as the Company had decreased its inventory levels and increased the percentage of inventory shipments made directly by suppliers to the Company's customers.

         The Company's net cash provided by operating activities was $28.3 million for the nine months ended September 30, 1999 and $42.2 million for the nine months ended September 30, 1998. The positive cash flow in the current year was primarily generated from a $43.6 million increase in accounts payable, a $11.3 million decrease in inventories and net earnings of $24.1 million. The decrease in inventories resulted from the Company's use of direct shipments from distributors and original equipment manufacturers (which represented 57% and 55% of shipments for the nine months ended September 30, 1998 and 1999, respectively). These funds were primarily used to fund a $70.2 million increase in accounts receivable which occurred as the result of increased sales.

         Capital expenditures for the nine months ended September 30, 1999 and 1998 were $15.8 million and $7.1 million, respectively. Capital expenditures for the nine months ended September 30, 1999 primarily relate to new software applications. Capital expenditures for the nine months ended September 30, 1998 primarily relate to equipment for the Company's new distribution center in Indiana and furniture and equipment for additional office space in Tempe, Arizona.

         The Company's future capital requirements include financing the growth of working capital items such as accounts receivable and inventories, the purchase of software enhancements, the purchase of equipment, furniture and fixtures to accommodate future growth and funds needed for future organic growth and/or acquisitions. The Company anticipates that cash flow from operations together with the funds available under its credit facility should be adequate to support the Company's presently anticipated cash and working capital requirements through 2000. The Company's ability to continue funding its planned growth beyond 2000 is dependent upon its ability to generate sufficient cash flow or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required. See Note 3 of Notes to Condensed Consolidated Financial Statements for a description of the Company's $100 million credit facility.

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

         The Company has completed its assessment of its Year 2000 issues with respect to both information technology ("IT") systems and non-IT systems. This completed assessment has not revealed any material Year 2000 issues. Remediation and testing has been completed.

         The Company has completed modifying its existing core-business functions applications to be Year 2000 compliant. The Company presently believes that with modifications to existing software, the cost of which has not been material, the Year 2000 problem will not pose significant operational problems for the Company's internal operations. To date, the Company's assessment of non-IT systems, such as its buildings and equipment, has not revealed any material Year 2000 issues, assuming no disruption in telephone, electric services and delivery.

         Additionally, the Company is in the process of replacing its core-business function applications in order to accommodate its expanding business needs. These applications are believed to be Year 2000 compliant software, purchased with such certification from the source vendor. Certain of these applications have been installed during the third quarter of 1999 and final testing is being performed.

         As part of the Company's Year 2000 assessment, it is continuing to verify the Year 2000 readiness of third parties (vendors, customers and lenders) with whom the Company has material relationships. At present, the Company is not able to determine the effect on the Company's results of operations, liquidity, and financial condition in the event the Company's material vendors, customers and lenders are not Year 2000 compliant. In a worst case scenario, possible consequences include loss of communications links, loss of electric power, and inability to process transactions or engage in similar normal business activities resulting in the inability to sell and deliver products to customers. In addition, since not all customer situations can be anticipated, the Company may experience sales returns of merchandise, although such returns should not materially affect the Company's financial condition. The Company will continue to monitor the progress of its material vendors, customers and lenders and formulate a contingency plan at that point in time when the Company does not believe a material vendor, customer or lender will be compliant. The Company's internal contingency planning will be reviewed regularly until Year 2000 actually begins.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                            INSIGHT ENTERPRISES, INC.




PART II -  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.1 Financial Data Schedule for the nine months ended September 30, 1999.

                  27.2 Financial Data Schedule for the nine months ended September 30, 1998.

         (b)      Reports on Form 8-K

                  On August 12, 1999, the Company filed a report on Form 8-K to disclose the Supplemental Merger Agreement, dated July 27, 1999, by and between Insight Enterprises, Inc. and Action Computer Suppliers Holdings PLC.

                  On October 20, 1999, the Company filed a report on Form 8-K to disclose that on October 18, 1999 it terminated the merger agreement between Insight Enterprises, Inc. and Action Computer Supplies Holdings PLC.

                            INSIGHT ENTERPRISES, INC.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:  NOVEMBER 10, 1999                     INSIGHT ENTERPRISES, INC.



                                             BY: /S/  ERIC CROWN
                                                 ------------------------------
                                                      ERIC J. CROWN
                                                      CHIEF EXECUTIVE OFFICER





                                             BY: /S/  STANLEY LAYBOURNE
                                                 ------------------------------
                                                      STANLEY LAYBOURNE
                                                      CHIEF FINANCIAL OFFICER,
                                                      SECRETARY AND TREASURER

                                    Exhibits

         27.1 Financial Data Schedule for the nine months ended September 30, 1999.

         27.2 Financial Data Schedule for the nine months ended September 30, 1998.