Form 10-K
period 1999-12-31
INSIGHT ENTERPRISES INC
filed 2000-03-30
CIK 932696

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K



(MARK ONE)
/X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                       OR
/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO ___________
                         COMMISSION FILE NUMBER: 0-25092

                            INSIGHT ENTERPRISES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                      86-0766246
  (STATE OR OTHER JURISDICTION OF              (IRS EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)

           1305 WEST AUTO DRIVE
              TEMPE, ARIZONA                                85284
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (480) 902-1001

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

                      Yes  X                  No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based upon the closing price of the Registrant's Common Stock as reported on the Nasdaq National Market on February 29, 2000, was approximately $843,944,000. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

         The number of outstanding shares of the Registrant's Common Stock on February 29, 2000 was 26,898,600.



                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2000 are incorporated by reference in Part III hereof.

                            INSIGHT ENTERPRISES, INC.

                             FORM 10-K ANNUAL REPORT
                          YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS


                                                                                          PAGE
                                                 PART I
ITEM 1.       Business.................................................................      1
ITEM 2.       Properties...............................................................      9
ITEM 3.       Legal Proceedings........................................................      9
ITEM 4.       Submission of Matters to a Vote of Security Holders......................      9

                                                 PART II
ITEM 5.       Market for the Registrant's Common Stock and Related Stockholder
                 Matters...............................................................     10
ITEM 6.       Selected Consolidated Financial and Operating Data.......................     11
ITEM 7.       Management's Discussion and Analysis of Financial Condition and..........
                 Results of Operations.................................................     12
ITEM 7A.      Quantitative and Qualitative Disclosures about Market Risk...............     19
ITEM 8.       Financial Statements and Supplementary Data..............................     19
ITEM 9.       Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure..................................................     19

                                                PART III
ITEM 10.      Directors and Executive Officers of the Registrant.......................     19
ITEM 11.      Executive Compensation...................................................     19
ITEM 12.      Security Ownership of Certain Beneficial Owners and Management...........     20
ITEM 13.      Certain Relationships and Related Transactions...........................     20

                                                 PART IV
ITEM 14.      Exhibits and Reports on Form 8-K.........................................     20
SIGNATURES    .........................................................................     22


                                     PART I

ITEM 1. BUSINESS

GENERAL

     Insight Enterprises, Inc. ("Insight" or the "Company") through its subsidiary, Insight Direct Worldwide, Inc., is a global direct marketer of brand name computers, hardware and software. We market primarily to small- and medium-sized businesses of 50 to 1,000 employees, through a combination of pro-active outbound telephone-based sales, and electronic commerce and marketing. We offer an extensive assortment of more than 100,000 SKUs of computer hardware and software, including such popular name brands as Compaq, Gateway, Hewlett-Packard, IBM, Microsoft, Toshiba and 3COM. Our knowledgeable sales force, aggressive marketing strategies and streamlined distribution, together with our advanced proprietary information system, have resulted in customer loyalty and profitable growth.

     We seek to create strong, long-term relationships with our customers through the use of a well-trained, dedicated outbound sales force whose goal is to increase penetration of existing accounts, encourage repeat buying and ensure customer satisfaction. To that end, the Company has increased its number of account executives by 693% over the last five years, from 194 in 1994 to 1,538 at the end of 1999, most of whom focus on outbound telemarketing.

     We have developed a highly refined operating model to support an efficient fulfillment and distribution infrastructure. We believe our technologically advanced, proprietary real-time information systems enhance the integration of our sales, distribution and accounting functions, allowing the Company to leverage operating expenses and improve customer service. Moreover, our efficient use of technology has resulted in an expanded product offering, while maintaining a "just-in-time" inventory system.

     In 1998, we expanded operations outside of North America with the acquisition of two European computer direct marketing companies. The first, in April 1998, was the acquisition of a full-service direct marketing organization based in Worksop, England, along with 85% of a related Internet service provider company. In January 2000, we acquired an additional 10% of the Internet service provider company. In December 1998 we acquired a leading direct marketer based near Frankfurt, Germany. Our European subsidiaries represented 10% of net sales in 1999.

     In September 1998, increasing our customer base in the United States, we acquired New Orleans-based computer direct marketer Treasure Chest Computers, Inc. During 1999, the operations of this direct marketer were moved to existing facilities in Tempe, Arizona and Indianapolis, Indiana.

     Insight, through its subsidiary Direct Alliance Corporation, is a global outsourcing provider of direct marketing services primarily to third party original equipment manufacturers. These services include marketing, sales, configuration and distribution.

     Our objectives are to increase sales and profitability in all areas by (i) expanding our customer base, (ii) increasing penetration of our existing customer base, (iii) expanding globally, (iv) leveraging our existing infrastructure, (v) expanding product offerings, (vi) utilizing emerging technologies, and (vii) expanding our outsourcing clients. Our goal is to become the primary source for providing computer products to our target markets.

     The Company's executive offices are located at 1305 West Auto Drive, Tempe, Arizona 85284, and its telephone number is (480) 902-1001. Sales and administrative offices, outsourcing operations and related distribution facilities are also situated in Tempe, Arizona. Our full-service distribution center was relocated to Indianapolis, Indiana in early 1998. We maintain World Wide Web sites at www.insight.com and www.direct-alliance.com.

     Insight was incorporated in Delaware in 1991 and is the successor to the business that commenced operations in 1988. Unless otherwise indicated, the "Company" or "Insight" as used herein refers to Insight Enterprises, Inc. and its subsidiaries and predecessors.

INDUSTRY BACKGROUND

     Computer, hardware and software sales continue to increase in the United States and worldwide. We believe that sales of computers and related products have increased principally because of the following: (i) decreasing prices of computers, hardware, and software resulting primarily from technological advances and intense competition among manufacturers, retailers, and resellers,
(ii) improvements in computer hardware performance and the development of new software applications, (iii) increased use of computers by businesses, educational institutions, and governments, (iv) increased user familiarity with computers, (v) rapid technological advances, resulting in shorter product life cycles, and (vi) component commonality resulting from the emergence of industry standards.

     The market for computers and related products is served through a variety of distribution channels, and intense competition for market share has forced computer manufacturers to seek new channels to distribute their products. We believe the direct marketing channel that we operate in is the fastest growing segment of the PC product markets both in the U.S. and worldwide. Additionally, we believe that larger companies, such as Insight, are taking away market share from smaller companies.

     We believe that as businesses and individuals become increasingly familiar with computers, they are more receptive to direct marketing. We believe that as customers become more receptive to direct marketing the customers' purchase decision, will be based increasingly on product selection and availability, price, convenience, and customer service. We believe that direct marketers offer broader product selection, lower prices, and greater purchasing convenience than traditional retail stores.

     We believe new entrants into the direct marketing channel must overcome a number of significant barriers to entry, including (i) the time and resources required to build a customer base of sufficient size and a well-trained account executive sales base, (ii) the significant investment required to develop an information and operating infrastructure, (iii) the advantages enjoyed by established larger competitors with purchasing and operating efficiencies, (iv) the reluctance of manufacturers and distributors to allocate product and cooperative advertising funds and establish electronic transactional relationships with additional participants, and (v) the difficulty of identifying and recruiting management personnel.

     We believe that we will continue to benefit from industry changes as a cost-effective provider of a full range of computer and related products through direct marketing. We believe that traditional distribution channels, such as retail stores, do not satisfy customers' key purchase criteria of product selection and availability, price, convenience and customer service, thus creating opportunity for growth of direct marketers of computer products. Additionally, the Company believes that recently emerging Internet-only computer providers, though currently offering attractive pricing, have not to date offered the necessary support functions (e.g. dedicated account executive, term purchases, efficient return privileges) to satisfy the Company's targeted customers, small- and medium-sized businesses.

OPERATING STRATEGY

     Our objective is to become the global leader in the direct sales and direct marketing of computers and related products to the computer-literate end-user. The key elements of our strategy are as follows:

     Small- to Medium-Size Business Market Focus. We target businesses with 50 to 1,000 employees, which we believe is one of the most valuable segments of the computer market because they demand leading, high-performance technology products, purchase frequently, are value conscious, and require less technical support. Our operating model positions us to more effectively serve this business segment of the market through our competitive pricing, extensive product availability, high levels of customer service, and cost-effective distribution systems and technological innovation.

     Well Trained Account Executives and Attractive Targeted Marketing. We offer our products through integrated direct marketing that includes outbound and inbound telesales, electronic commerce, electronic direct marketing, printed catalogs and selectively targeted advertisements in trade publications. We focus our effort on outbound telemarketing and, to this end, have increased the number of account executives at a compound annual rate of 51% over the last five years to 1,538 in 1999. To support our marketing effort, we have prioritized our customer database, assigned account responsibility to specific account executives and enhanced sales training.

     Use of E-Commerce. We actively promote the use of e-commerce with our customers. We believe that providing the customer with a seamless e-commerce system supported by well-trained account executives results in a highly efficient business model with high customer satisfaction. Additionally, through the promotion of e-commerce we hope to increase sales and facilitate the customer's ease of doing business with Insight.

     Building Customer Loyalty. We strive to create a strong, long-term relationship with our business customers, which we believe increases the productivity of our existing accounts, encourages repeat buying, and ensures customer satisfaction. We believe that a key to building customer loyalty is to provide customers with a team of knowledgeable and empowered account executives backed by a strong support staff. Most business customers are assigned a trained account executive who handles orders and notifies them of products and services that may be of specific interest. We believe these strong one-on-one relationships improve the likelihood that the customer will look to Insight for future purchases.

     Broad Selection of Branded Products. We provide the convenience of one-stop shopping by offering our customers a broad, comprehensive selection of more than 100,000 computer and related products based on the Wintel standard. We offer brand name products of major manufacturers, including, Compaq, Gateway, Hewlett-Packard, IBM, Microsoft, Toshiba and 3COM. Our breadth of product offering combined with our efficient, high-volume and cost-effective direct marketing practices allows us to offer competitive prices. We have developed "direct-ship" programs with many of our suppliers through the use of electronic data interchange links allowing us to expand further our product offerings, without increasing inventory and handling costs or exposure to inventory risk.

     Efficient Technologically Driven Operator. We have developed a highly refined operating model to support an efficient fulfillment and distribution infrastructure. Our business model yielded inventory turns of 57 and 26 times in 1999 and 1998, respectively. We also use technologically advanced, proprietary, real-time information systems to enhance the integration of our sales, distribution and accounting functions, with the goal of lowering operating expenses and further improving customer service and satisfaction levels. To minimize our inventory exposure, we use a variety of inventory control procedures and policies, including automated "just-in-time" management and electronic "direct-ship" programs with suppliers. Fifty-three percent of our orders in 1999 were shipped directly to the customer from our suppliers. In addition, we use other automated systems involving telephony, credit card processing and standard email notification to further streamline operations and to continue to improve profitability and increase customer satisfaction.

     We also desire to become the leading global provider of direct marketing services by leveraging our core operating competencies and offering these competencies to companies seeking to direct market their products. We expect to continue to leverage opportunistically these capabilities in the future.

GROWTH STRATEGY

     Our growth strategy is to increase sales and earnings by (i) expanding our customer base, (ii) increasing penetration of our existing customer base, (iii) expanding globally, (iv) leveraging our existing infrastructure, (v) expanding our product offerings, (vi) utilizing emerging technologies and (vii) expanding our outsourcing clients.

     Expand Customer Base. We believe we have captured less than a third of the accounts in our target market, small- and medium-sized businesses. We seek to acquire new account relationships through proactive outbound telemarketing, electronic commerce and marketing.

     Increase Penetration of Existing Customer Base. We believe the Company is the primary provider of computers and related products for less than half of our customers. We seek to become the primary provider for our customers by developing and increasing the number of account executives who focus on outbound telemarketing opportunities. We believe proactive account management and assignment of specific identified account executives dedicated to developing closer relationships with active business customers will enable us to increase the volume, frequency, and breadth of the business. Additionally, in order to increase our capability to contact accounts, we have increased the number of account executives by 693% since 1994, to 1,538 as of December 31, 1999, most of whom focus on outbound telemarketing. In addition, we have added senior level sales managers to our management team in order to enhance sales productivity. We continue to refine our customer database to better understand and service our customers resulting in long-term customer relationships.

     Global Expansion. We seek to become a global leader in direct marketing. To that end, we established operations in Canada in 1997 and in the United Kingdom and Germany in 1998. For the year ended December 31, 1999, 10% of the Company's net sales were from European subsidiaries. We intend to continue expanding globally through additional acquisitions of direct marketing companies or establishing additional locations.

     Leverage Existing Infrastructure. We have expended considerable resources to develop our infrastructure to support planned growth. Since the end of 1998, we have increased the number of account executives by 466 and invested in our information systems. We believe that ultimately these investments will allow us to increase sales, without a corresponding increase in operating expenses. We expect to continue to reduce operating expenses as a percent of sales and improve profitability through increased productivity of new account executives, cost-effective marketing, utilization of electronic commerce and economies of scale. In addition, we have developed strong relationships with our suppliers and continue to offset certain expenses through the receipt of supplier reimbursements. We intend to continue to leverage our core operations by offering outsourcing of direct marketing services to leading manufacturers of computers and related products.

     Expand Product Offering. We offer an extensive assortment of products. Many of our products are offered through the use of our proprietary software which enables us to maintain a "virtual inventory" through real-time access to supplier products via electronic data interchange links. In 1999, 53% of the Company's shipments were "direct shipped" from non-Insight distribution facilities, compared to 50% in 1998. We intend to continue to expand our product offerings through increased use of the electronic "direct ship" programs with suppliers as well as seeking new product authorizations, as they become available to direct channels. In addition, we intend to continue to analyze domestic and international acquisition opportunities that would further expand and enhance our existing product offerings to the business customer.

     Utilize Emerging Technologies. The Company has historically been a leader in creating and capitalizing on emerging technologies in direct marketing and it intends to continue to capitalize on such new advances. The Company expects to continue to utilize emerging marketing and distribution channels such as the Internet and on-line computer services to generate sales, distribute product information, provide product support, and obtain additional customer leads. The Company experienced a 159% increase in unassisted Internet sales, which constituted approximately 9.1% and 5.2% of its sales in 1999 and 1998, respectively. We believe that our target business customers are technologically sophisticated and will increase utilization of such services. These new distribution channels continue to expand the scope of our marketing efforts, and we believe that they will lead to increased sales and profitability. In particular, we believe that our direct marketing capabilities will provide us a competitive advantage in the rapidly expanding Internet commerce channel. We expect to further utilize our direct marketing expertise in order fulfillment and distribution to take advantage of these new direct marketing channels as they continue to develop.

     Expansion of Outsourcing Clients. We currently offer outsourcing services to 6 different customers. We intend to continue to actively solicit new customers from both within and outside the computer industry.

MARKETING

     We sell our products through the direct marketing channel. Our marketing programs are designed to attract new customers and to stimulate additional purchases from existing customers. Through our marketing programs, we emphasize our broad product offering, competitive pricing, fast delivery, customer support and multiple payment options. We use a variety of marketing techniques to reach existing and prospective customers including outbound telemarketing, electronic marketing and communications, catalogs and specialty marketing programs.

     Outbound Telemarketing. We maintain a core group of outbound telemarketing account executives who contact specified customers on a systematic basis to generate additional sales. In addition, when time permits, these account executives utilize various prospecting techniques in order to increase the size of our customer base. We believe that small- and medium-sized businesses respond favorably to a one-on-one relationship with personalized service from well-trained account executives. Once established, these one-on-one relationships are maintained and enhanced through frequent telecommunications supplemented by e-marketing materials designed to meet each customer's specific computing needs. At December 31, 1999, the Company employed 1,538 account executives, an increase of 43% from 1,072 account executives at December 31, 1998, most of whom are focused on outbound marketing.

     Electronic Marketing and Communications. We maintain a global Web site www.insight.com, which features our current product offerings, special promotions, technical product specifications and other useful information. Customers may place orders while at the site using a credit card or electronic purchase order. Unassisted Web orders - those transacted without the assistance of an Insight account executive - represented 9.1% of the Company's net sales in 1999. We believe this percentage will increase as the popularity and credibility of the Internet grows and as businesses and electronic customers increase their use of the Web to procure computing products.

     Our outbound telesales account executives encourage customers to utilize the Company's web site, www.insight.com, for placing orders, and we offer selected businesses customized web sites that are designed by our electronic marketing team. These customized web areas allow businesses to procure computing products from us at specially negotiated volume pricing. We also create awareness of our products to an audience of electronically savvy customers and prospects through graphically rich electronic catalogs, electronic postcards and other branded sales messages transmitted via E-mail.

     Catalogs. Our catalogs are selectively mailed to existing active customers to increase sales to those customers. Each catalog provides detailed product descriptions, manufacturers' specifications, pricing and the Company's service and support features. As part of our outsourcing services, we also produce catalogs for certain manufacturers. These catalogs are circulated periodically, and for select manufacturers the catalog is inserted into the manufacturer's product packaging.

     Advertising. We place targeted advertisements in trade publications in the United States, the United Kingdom and Germany. These color advertisements provide detailed product descriptions, manufacturers' specifications and pricing information and emphasize the Insight's service and support features. Additionally, the Insight logo and telephone number are included in promotions by selected manufacturers.

     Specialty Marketing. We continue to increase our national exposure, promote local interest, and increase traffic on our Web site through sponsorship of the "Insight.com Bowl", a post-season intercollegiate football game. The Company announced its multi-year sponsorship on November 6, 1997. During the 1999 Insight.com Bowl, which was telecast live by ESPN on December 31, 1999, we aired television commercials showcasing the Company and its products. These 15-second spots were designed to introduce the Insight brand to prospective customers and encourage high-technology business buyers to visit Insight's Web site at www.insight.com.

     Supplier Reimbursements. We obtain supplier reimbursements from certain product manufacturers. Such reimbursements may be in the form of discounts, advertising allowances, price protection or rebates. Additionally, manufacturers may also provide mailing lists, contacts or leads. In other cases, we receive reimbursements from suppliers based upon the volume of purchases, or sales, of the suppliers' product. No assurance can be given that we will continue to receive such reimbursements or that we will be able to collect outstanding amounts relating to these reimbursements in a timely manner, or at all. A reduction in or discontinuance of, a significant delay in receiving, or the inability to collect such reimbursements could have a material adverse effect on the Company's business, results of operations and financial condition. We believe that supplier reimbursements leverage our marketing reach and strengthen relationships with leading manufacturers.

     Customers. We maintain an extensive database of customers and potential customers. Based on dollar volume, approximate percentages of net sales for 1999 to end-users in the Company's four major market segments were as follows: business, including computer resellers - 82%, educational institutions - 5%, government organizations - 2%, and home - 11%. The percentage of net sales to business customers has increased from 80% in 1998. No single customer accounted for more than two percent of net sales during 1999.

SALES

     We believe that our ability to establish and maintain long term relationships and to encourage repeat purchases is dependent, in part, on the strength of our account executives. Because our customers' primary contact with the Company is through our account executives, we are committed to maintaining a qualified and knowledgeable sales staff.

     Of the 1,538 account executives employed by the Company at December 31, 1999; 1,273 were devoted to Insight Direct Worldwide, Inc. and 265 to Direct Alliance Corporation. The Company employed 1,072 account executives on December 31, 1998; 954 at Insight Direct Worldwide, Inc. and 118 at Direct Alliance Corporation.

     We focus on recruiting and training high-quality personnel. New account executives are required to participate in an extensive training program to develop proficiency and knowledge of the Company's products. This program consists of class work focusing on technical product information, sales and customer service, and supervised inbound and outbound sales experience. Additionally, the Company, in conjunction with product manufacturers and distributors, sponsors weekly training sessions introducing new products and emphasizing fast-selling products. The Company also has a training program that seeks to refine sales skills and introduce new policies and procedures. Our sales division is open 365 days a year, 24 hours a day.

     Each account executive is responsible for building a customer base. Most first time callers are assigned to an account executive, and subsequent incoming calls from that customer are then directed to their account executive. Our information system allows on-line retrieval of relevant customer information, including the customer's history and product information, such as list price, cost and availability, as well as upselling and cross-selling opportunities. Account executives are empowered to negotiate sales prices, and part of their compensation is based upon the gross profit dollars generated. Most account executives also make outbound sales calls to customers.

     We attribute our high outbound call volume and favorable repeat orders in part to the strength of our account executives. We have established dedicated sales divisions focusing on business, education, and government accounts. These account executives have demonstrated the experience needed to interact with sophisticated purchasing agents and the management information staffs of larger organizations.

     The Company has experienced an increase in average order size of 1% from $915 in 1998 to $921 in 1999. The average order size of the Company's Insight Direct Worldwide, Inc. subsidiary has decreased 1% from $962 in 1998 to $952 in 1999 while the average order size of the Company's Direct Alliance Corporation subsidiary has decreased 9% from $601 in 1998 to $544 in 1999. This increase in average order size is attributable to the increased sales to business customers, the fact that Insight Direct Worldwide's net sales increased as a percentage of total net sales, and was partially offset by decreasing prices on many products offered by the Company.

     PRODUCTS AND MERCHANDISING

     We offer computers, hardware and software products. The following chart provides information regarding selected products offered by the Company during 1999 and 1998:

                                                        PERCENTAGE OF
                                                        PRODUCT SALES
                                                     ------------------
PRODUCT CATEGORIES                                   1999          1998                 SELECTED PRODUCT MANUFACTURERS
------------------                                   ----          ----                 ------------------------------

Computers:                                                                            Compaq                      IBM
                                                                                      Hewlett-Packard             Toshiba
      Notebooks...............................        18%           22%
      Desktops and Servers....................        17%           18%

   Hard disk drives...........................         7%            8%               Iomega                      Seagate
                                                                                      Maxtor                      Western Digital
   Memory/Processors..........................         8%            5%               Intel                       PNY
                                                                                      Kingston                    Viking
   Monitors/Video.............................         6%            6%               Mag Innovision              Princeton Graphic
                                                                                                                  Systems
                                                                                                                  ViewSonic
   Network/Connectivity.......................         8%            8%               Cisco Systems               Intel
                                                                                      Hewlett Packard             3Com
   Printers...................................         9%             9%              Epson                       Lexmark
                                                                                      Hewlett-Packard             Okidata
   Software...................................        11%           10%               Adobe                       Novell
                                                                                      Microsoft                   Symantec
   Miscellaneous..............................        16%           14%               American Power              Adaptec
                                                                                      Conversion                  Belkin


     Our largest product category is computers, representing 35% of product sales in 1999, down from 40% of product sales in 1998. The decrease in computers as a percentage of sales is due to the decrease in the sales price per unit and the fact that sales in this category are significantly lower in the European operations, which were acquired in 1998.

     We select our products based upon existing and proven technology. We will not introduce a new product until we believe that a sufficient market has developed. Our product managers and buyers evaluate new products and the effectiveness of existing products, and select products for inclusion in our marketing based upon market demand, product features, quality, reliability, sales trend, price, margins and warranties. Because our goal is to offer the latest in technology, we quickly replace slower selling products with new products. We offer more than 100,000 computer and related products based on the Wintel standard. Historically, we have made purchases/sales from/to other computer resellers in order to offer our customers favorable pricing, or to balance our inventory to minimize inventory exposure risk.

SERVICE AND SUPPORT

     We believe we achieve high levels of customer satisfaction. Approximately two-thirds of our orders in both 1999 and 1998 were placed by customers who had previously purchased products from the Company. Our dedication to prompt, efficient customer service are important factors in customer retention and overall satisfaction.

     Fast Product Delivery. Utilizing our proprietary information system, customer orders are sent to our distribution center or to one of our "direct ship" suppliers for processing immediately after credit approval. Federal Express has set up its own packing facility within the Company's distribution center, and we have integrated Federal Express' and United Parcel Service's labeling and tracking system into the Insight information system to ensure prompt delivery. Additionally, we have integrated our information system with our "direct ship" suppliers; as a result, shipments from these suppliers are transparent to Insight's customers. However, we assume the risks and rewards of ownership and therefore record the revenues and related costs derived from the sale of such products in our net sales, and cost of goods sold, respectively. We ship most of our orders on the day the orders are received and credit is approved.

     Specialty Communications. Our employees use the Internet network to enhance customer support and inter-business correspondence. The network access provides a convenient communication device enabling customers to contact their sales, customer service, and technical support representatives via E-mail messages. The customer may elect to receive a message via electronic mail automatically upon shipment to confirm that the order has been shipped.

     Warranties and Product Returns. Most of the products marketed by the Company are warranted by the manufacturer. We usually request that customers return their defective products directly to the manufacturer for warranty service. On selected products, and for selected customer service reasons, we accept returns directly from the customer and then either credit the customer or ship a replacement product. We generally offer a limited 15- or 30-day money back guarantee for unopened products and (selected opened products); however certain products are subject to restocking fees. The returned products are quickly processed and returned to the manufacturer or supplier for repair, replacement, or credit to the Company, or resold by the Company if unopened. Products that cannot be returned to the manufacturer for warranty processing, but are in working condition, are promptly sold to inventory liquidators, which helps us minimize losses from returned products.

TECHNOLOGY BASED OPERATIONS

     We believe our implementation of advanced technological systems provides competitive advantages by increasing the productivity of our account executives, delivering more efficient customer service and reducing order processing and inventory costs. Our account executives can access the Company's proprietary information system to obtain (i) a customer history, (ii) the cost and availability of the current order, (iii) gross profit information, (iv) the compatibility of products ordered, and (v) cross-selling and up-selling opportunities. We believe that the information available to our account executives empowers them to make better decisions, provide superior customer service, and increase overall profitability. We have incorporated redundancy in our management information systems and back-up systems and generators that will help to minimize the impact of interruption in our management information or telecommunication systems. We believe that our investment in information technology will continue to improve efficiency.

     We have integrated our sales, accounting, inventory, and distribution systems. Utilizing our proprietary information system, orders are electronically sent to either the Insight distribution center or to a "direct ship" supplier for processing immediately upon credit approval. All products received in the Company's distribution center have a standard UPC code, manufacturer bar code, or supplier bar code, or are issued an Insight bar code. Our proprietary superscan process checks orders to ensure accurate fulfillment prior to shipping and then records reduction in inventory. We have implemented a re-ordering system that calculates lead times and, in some instances, automatically re-orders from certain suppliers. Our sophisticated system accepts price quotes from several competing suppliers and automatically re-orders from the supplier with the most competitive price. We have integrated our order processing, labeling, and tracking systems with Federal Express and United Parcel Service to ensure overnight delivery. Additionally, we have implemented an on-line, real time credit card address verification and approval system through a third-party provider with Visa(R), MasterCard(R), American Express(R) and Discover(R) to instantaneously match the address provided by the customer with the specific credit card billing address and obtain transaction approval.

     We are in the process of replacing certain of our core business function software applications in order to accommodate expanding business needs. Some applications were installed in 1999 and others will continue in 2000 and beyond.

     Our telephone system can automatically route calls, depending on their originating data, to specific sales groups, or to the best-selling account executives. Our telephone system also uses menu systems that permit the customers to route themselves to the appropriate service or sales area, or to their assigned account executives.

PURCHASING AND DISTRIBUTION

     Purchasing/Inventory Management. During 1999, we purchased products from approximately 600 suppliers. Approximately 17% (based on dollar volume) of these purchases were directly from manufacturers, with the balance from distributors. Purchases from Ingram Micro, Inc. (a distributor), our largest supplier, accounted for approximately 26% of our total product purchases in 1999. The top five suppliers as a group (Ingram Micro; Tech Data Corporation (a distributor); Merisel, Inc. (a distributor); Toshiba America Information Systems, Inc. and Synnex Information Technologies, Inc. (a distributor)) accounted for approximately 64% of our total product purchases during 1999. We believe we have excellent relationships with our suppliers, which have resulted in favorable return and price protection policies, as well as supplier reimbursements. Although brand names and individual products are important to our business, we believe that competitive sources of supply are available in substantially all of our product categories and therefore we are not dependent on any single supplier. We believe that 60%-70% of the purchases by our customers are made without regard to brand.

     Inventory Management. We utilize "just-in-time" inventory management to reduce inventory costs. Our order fulfillment and inventory controls allow us to forecast and order products "just-in-time" for shipping. We promote the use of electronic data interchange with our suppliers, which helps to reduce overhead and the use of paper in the ordering process. Additionally, some distributors will "direct ship" products directly to the customer, which reduces physical handling by the Company. Fifty-three percent of our orders were "direct shipped" from non-Insight distribution facilities in 1999. Such "direct shipments" are transparent to the customer. However, we assume the risks and rewards of ownership and therefore record the revenue and related costs from the sales of such products in our net sales and cost of goods sold, respectively. These inventory management techniques allow us to offer a greater range of products without increased inventory requirements, and to have reduced inventory exposure and faster order fulfillment time, resulting in inventory turns of 57 and 26 times for 1999 and 1998, respectively.

     The industry in which we operate is characterized by rapid technological change and the frequent introduction of new products and product enhancement. While we attempt to anticipate and react to new product introductions and to mitigate our exposure to losses from inventory obsolescence, there can be no assurance that such efforts will be successful, or that unexpected new product introductions will not have a material adverse effect on the demand for our inventory or product offerings.

     Distribution Center. The majority of our U.S. distribution operations, including Direct Alliance Corporation, are conducted at our 178,000-square foot shipping facility in Indianapolis, Indiana. Activities performed in this distribution center include receipt and shipping of inventory, configuration of computer systems, and returned product processing. Orders are transmitted electronically from the account executive to the distribution center upon credit approval, where a packing slip is printed automatically for order fulfillment. All inventory items are bar coded and placed in designated bin locations that are marked with both readable and bar coded identifiers. Product movement is computer directed and radio frequency scanned for verification. Radio frequency technology also is used to perform daily inventory cycle counts to ensure inventory accuracy. We also use a proprietary super-scan process to ensure accurate order fulfillment. Our outsourcing operations are also served by our distribution center in Tempe, Arizona. We also have distribution facilities in Canada, the United Kingdom and Germany.

OUTSOURCING

     We seek to leverage our core competencies in direct marketing by providing turnkey direct marketing services. We believe that outsourcing provides manufacturers the ability to reduce operational overhead, stimulate demand for their products through other marketing channels, increase sales and enhance customer satisfaction.

     We provide direct marketing services to certain computer product manufacturers. These services include publishing and circulating catalogs, placing advertisements under the manufacturer's name, providing account executives dedicated solely to the manufacturer's product line, configuration capabilities and fulfilling and/or shipping orders and handling returns. Our outsourcing account executives interface with customers as representatives of the applicable manufacturers, not Insight. Most of the outsourcing arrangements are service-based whereby the Company derives net sales based upon a percentage of the revenues generated from sales of the manufacturers' product. Revenues from outsourcing sales and direct costs related to the generation of the revenues are included in the Company's net sales and cost of goods sold, respectively. Under certain outsourcing arrangements, Insight takes title to inventories of products and assumes the risk of collection of accounts receivable. Revenues and the related costs from the sales of such products are included in the Company's net sales and cost of sales, respectively. The rate of our net sales growth in the future may be affected by the mix of type of outsourcing arrangements, which are in place from time to time. Additionally, some of the programs may be seasonal in nature, because the manufacturers' target customers can have cyclical buying patterns. Although we are presently focused on computer-related products, we intend to evaluate opportunities to leverage our sales, marketing, and distribution capabilities in areas involving non-computer products, from time to time.

COMPETITION

     The computer and related products industry is highly competitive. We expect competition will increase as retailers and direct marketers who have not traditionally sold computer and related products enter the industry or if the industry's rate of growth slows. We compete with a large number and wide variety of marketers and resellers of computers and related products, including traditional computer and related products retailers, computer superstores, Internet-only computer providers, consumer electronics and office supply superstores, mass merchandisers, and national direct marketers (including value-added resellers and specialty retailers, aggregators, distributors, franchisers, manufacturers and national computer retailers some of which have their own direct marketing operations).

     Certain of our competitors have longer operating histories and greater financial, technical, marketing, and other resources than the Company. In addition, many of these competitors offer a wider range of products and services than the Company and may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many current and potential competitors also have greater name recognition and more extensive promotional activities, offer more attractive terms to customers and adopt more aggressive pricing policies than the Company. There can be no assurance that the Company will be able to compete effectively with current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, results of operations and financial condition.

SALES OR USE TAX

     We presently collect sales tax only in states in which we have a physical presence. These states include Arizona, Indiana, Louisiana and Tennessee. Various states have sought to impose on direct marketers the burden of collecting state sales or use taxes on the sales of products shipped to that state's residents. The United States Supreme Court has affirmed its position that, under the Commerce Clause of the United States Constitution, a state cannot constitutionally impose sales or use tax collection obligations on an out-of-state mail order company whose only contacts with the state are the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier from a point outside of the state. If the Supreme Court changes its position or if legislation is passed to overturn the Supreme Court's decision, the imposition of a sales or use tax collection obligation on us for states to which we ship products would result in additional administrative expenses and could result in price increases to the customer or otherwise have a material adverse effect on our business. From time to time, legislation to overturn this decision of the Supreme Court has been introduced, although to date, no such legislation has been passed. Additionally, there is the possibility of a tax being imposed on Internet sales although today none has been enacted. We also collect a goods and services tax in Canada, and a value added tax in the United Kingdom and Germany.

PATENTS, TRADEMARKS AND LICENSES

     We do not maintain a traditional research and development group, but work closely with computer product manufacturers and other technology developers to stay abreast of the latest developments in computer technology. Where necessary, we have obtained licenses for certain technology. We conduct our business under the trademark and service mark "Insight" and its related logo. We believe our trademarks and service marks have significant value and are an important factor in the marketing of our products, and we intend to protect them.

PERSONNEL AND TRAINING

     As of December 31, 1999, the Company employed 2,521 persons; 849 were in management support services and administration, 1,538 were account executives and 134 were in warehouse/distribution. Our employees are not represented by any labor union, and the Company has experienced no work stoppages. We believe our employee relations are good.

     We have invested in our employees' future and the Company's future through Insight University, an ongoing program of internal and external training. The training programs include a new hire orientation program, a sales training program, general industry and computer education as well as ongoing employee and management development programs. Insight's Sales Training Program is dedicated to ensuring quality sales and customer services. The Sales Training Program encompasses a five-week extensive product, system and procedural training program. Ongoing sales skill classes target the positions of sales management, account executives and sales support by providing new skills for the entire sales process. Management development is a focus for Insight University and provides each manager with development opportunities through classes relevant to his/her needs. We focus on a self-directed learning environment made possible via an e-learning initiative.

REGULATORY AND LEGAL MATTERS

     The direct response business as conducted by the Company is subject to the Merchandise Mail and Telephone Order Rule and related regulations promulgated by the Federal Trade Commission, the Arizona Attorney General and various regulatory authorities in other states where the customers purchase products. We believe the Company is in compliance with such regulations and has implemented programs and systems to assure its ongoing compliance.

ITEM 2.  PROPERTIES

     Our executive officers are located in a 21,000 square foot building, which the Company owns. We also own a 103,000 square foot facility in Tempe, Arizona which houses part of Insight Direct Worldwide Inc.'s sales force and a 56,000 square foot facility in Tempe, Arizona that houses the sales and administration functions of Direct Alliance Corporation. All three of the buildings which we own are encumbered. We lease approximately 140,000 square feet in three facilities in Arizona, which house our administrative, support and outsourcing distribution activities. In 1998, we leased a distribution center of approximately 178,000 square feet in Indianapolis, Indiana. We also lease another 42,000 square feet in Canada, 23,000 square feet in Louisiana, 42,000 square feet in the United Kingdom, and 27,000 square feet in Germany. We lease two homes in the United Kingdom for Company employees. A portion of the space in Canada is being used to house account executives managing U.S. business accounts. The leases for approximately 14% of such space expire in 2000, 26% expire in 2001, 6% expire in 2002, 8% expire in 2003, 40% expire in 2004 and the remaining 6% expire between 2006 and 2012. We may require more space in the future. The amount and timing of future space needs will depend upon the extent of our growth. We believe that suitable facilities will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a party to various legal proceedings arising in the ordinary course of business. While it is not feasible to predict the ultimate disposition of these matters, in the opinion of management their outcome will not have a material adverse effect on the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     MARKET INFORMATION

     Our Common Stock is traded on the Nasdaq National Market under the symbol "NSIT." The bid price information included herein is derived from the Nasdaq Monthly Statistical Report, represents quotations by dealers, may not reflect applicable markups, markdowns or commissions and does not necessarily represent actual transactions.

                                                                          COMMON STOCK
                                                                HIGH PRICE          LOW PRICE
Year 1998
  First Quarter.........................................       $19.084                $14.778
  Second Quarter........................................        19.500                 13.000
  Third Quarter.........................................        25.333                 17.111
  Fourth Quarter........................................        36.833                 12.000
Year 1999
  First Quarter.........................................        40.000                 18.625
  Second Quarter........................................        30.250                 18.750
  Third Quarter.........................................        35.375                 24.250
  Fourth Quarter........................................        41.750                 29.000

     As of February 29, 2000, there were 26,898,600 shares outstanding of the Common Stock of the Company held by approximately 117 stockholders of record. We estimate there are approximately 6,600 beneficial holders of our Common Stock.

     Dividends. We have never paid a cash dividend on our Common Stock, and our credit facility prohibits the payment of cash dividends without the lender's consent. The Board of Directors anticipates that all of the Company's earnings will be retained for use in its business and does not intend to pay any cash dividends in the foreseeable future.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

     The following selected consolidated financial and operating data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The selected consolidated financial data presented below under the captions "Consolidated Statements of Earnings Data" and "Consolidated Balance Sheet Data" as of and for each of the years in the five-year period ended December 31, 1999 are derived from the consolidated financial statements of the Company, which consolidated financial statements have been audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of December 31, 1999 and 1998, and for each of the years in the three-year period ended December 31, 1999 and the independent auditors' report thereon, are included as part of this document.

                                                                              YEARS ENDED DECEMBER 31,
                                                     -------------------------------------------------------------------
                                                          1999          1998           1997           1996          1995
                                                     ------------- -------------  -------------  ------------- ---------

                                                        (in thousands, except per share data, share amounts and selected operating data)
CONSOLIDATED STATEMENTS OF EARNINGS DATA:
Net sales........................................    $ 1,518,369   $ 1,002,784     $    627,735  $    410,919    $  272,051
Cost of goods sold...............................      1,337,370       881,910          548,612       354,501       232,063
                                                     -----------   ------------    ------------  ------------    ----------
Gross profit.....................................        180,999        120,874          79,123        56,418        39,988
Operating expenses...............................        121,476         86,989          56,895        44,237        32,771
Aborted acquisition costs........................          2,302              -               -             -             -
                                                     -----------   ------------    ------------  ------------  ------------
Earnings from operations.........................         57,221         33,885          22,228        12,181         7,217
Non-operating expense (income), net..............            446            713              73          (328)          397
                                                     -----------   ------------    ------------  ------------  ------------
Earnings before income taxes.....................         56,775         33,172          22,155        12,509         6,820
Income tax expense...............................         23,188         12,722           8,937         4,951         2,701
                                                     -----------   ------------    ------------  ------------  ------------
Net earnings.....................................       $ 33,587       $ 20,450        $ 13,218       $ 7,558       $ 4,119
                                                     ===========   ============    ============  ============  ============
Earnings per share (1)...........................
    Basic........................................    $      1.30   $        0.84   $       0.58  $       0.40  $       0.28
                                                     ===========   =============   ============  ============  ============
    Diluted......................................    $      1.25   $        0.81   $       0.55  $       0.38  $       0.26
                                                     ===========   =============   ============  ============  ============
Shares used in per share calculations (1)
    Basic........................................      25,787,624    24,234,358      22,944,695    18,826,460    14,670,305
                                                     ============  ============    ============  ============  ============
    Diluted......................................      26,938,306    25,327,032      24,094,740    20,028,323    15,616,114
                                                     ============  ============    ============  ============  ============
SELECTED OPERATING DATA:
Account executives (end of period)...............          1,538          1,072             652           374           236
Inventory turnover (2)...........................            57x             26x            17x           17x           13x


                                                                                    DECEMBER 31,
                                                     --------------------------------------------------------------------
                                                          1999          1998            1997          1996          1995
                                                     -------------     ---------   -------------   -----------  ---------

                                                                                  (in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Working capital..................................    $   141,527       $ 101,875   $ 114,663      $ 70,362      $ 31,179
Total assets.....................................        375,382         251,398     162,383       110,790        69,548
Short-term debt..................................            898             347           -             -             -
Long-term debt and line of credit, excluding
  current portion................................         14,832           8,268      32,750             -             -
Stockholders' equity.............................        208,764         151,108     102,380        83,941        37,546

----------
(1) As adjusted to reflect the 3-for-2 stock splits effected in the form of stock dividends and payable on February 18, 1999, September 8, 1998 and September 17, 1997. All share amounts, share prices and earnings per share in the Annual Report on Form 10-K have been retroactively adjusted to reflect these 3-for-2 stock splits.

(2) Inventory turnover is calculated by dividing cost of goods sold for the year by the average of the beginning and ending inventories for the year and inventories at quarter ends within that year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained in this Item and elsewhere in this report may be "forward-looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995. These forward-looking statements may include projections of matters that may affect sales, gross profit, operating expenses or net earnings; projections of capital expenditures; projections of growth; hiring plans; plans for future operations; financing needs or plans; plans relating to the Company's products; and assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking information. Some of the important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by the Company include, but are not limited to, the following: fluctuations in operating results, intense competition, reliance on outsourcing arrangements, mix of outsourcing arrangements, past and future acquisitions and international operations, risk of business interruption, management of rapid growth, need for additional financing, changing methods of distribution, reliance on suppliers, changes in vendor rebate programs, rapid change in product standards, inventory obsolescence, dependence on key personnel, sales and income tax uncertainty, increasing marketing, postage and shipping costs and Year 2000. The section in this Item entitled "Factors That May Affect Future Results and Financial Condition" discusses these important factors in greater detail. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

OVERVIEW

     We commenced operations in 1988 as a direct marketer of hard disk drives and other mass storage products. Since then, we have has expanded our product line to include name brand computers and a full line of hardware and software products. Net sales include direct marketing sales to businesses, educational institutions, government organizations, consumers and computer resellers, as well as from outsourcing services. Initially, we focused our marketing effort primarily on advertising in computer magazines and the use of inbound toll-free telemarketing. We have shifted our marketing strategy to the use of outbound account executives, complimented by the use of electronic commerce and marketing, focused primarily on the business, education and government markets. To that end, we have hired a number of account executives, and plan to continue to actively increase our account executive base by approximately 150 to 250, net, per quarter through 2000.

     In the fourth quarter of 1997, we began expanding internationally, by initiating operations in Canada. During 1998, we entered the United Kingdom market in the second quarter and the German market in the fourth quarter, both through acquisitions.

     In 1992, we began providing direct marketing services to third-party original equipment manufacturers to leverage our infrastructure and increase our net earnings. Presently, most of our outsourcing arrangements are service-based whereby the Company derives revenue based on a percentage of the sales price from products sold. Revenues from service-based sales and the direct costs that relate to the generation of those revenues are included in the Company's net sales and cost of goods sold, respectively. Under certain other outsourcing arrangements, the Company takes title to the products and assumes the risk of collection of accounts receivable in addition to its sales functions. Revenue and related costs derived from the sales of such products are included in the Company's net sales and cost of goods sold, respectively. The rate of our net sales growth in future periods may be affected by the mix of type of outsourcing arrangements which are in place from time to time. Additionally, some of the programs may be seasonal in nature, as the manufacturers' target customers can have cyclical buying patterns.

     Generally, pricing in the computer and related products industry is very aggressive and declining. Therefore, to increase sales we seek to expand our customer base, increase our penetration of existing customers, expand into new markets, expand our product offering and expand our outsourcing clients. The level of sales is also effected by the product mix, the number of lines per order and the mix of type of outsourcing arrangements. We expect pricing pressures to continue and we may be required to reduce our prices to remain competitive. The continued acceptance of electronic commerce might place additional pricing pressure on the Company. Such pricing pressures could have a material adverse effect on the Company's financial condition and results of operations. We expect gross margins to continue to decline by approximately one to two tenths of one percent per quarter on average in 2000, and thereafter, primarily due to industry-wide pricing pressures and pricing strategies.

                              RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain financial data as a percentage of net sales:

                                                        YEARS ENDED DECEMBER 31,
                                                    ----------------------------------
                                                       1999         1998         1997
                                                    --------      -------      -------
Net sales.......................................      100.0%       100.0%       100.0%
Costs of goods sold.............................       88.1         87.9         87.4
                                                    --------      -------      -------
Gross profit....................................       11.9         12.1         12.6
Operating expenses..............................        8.0          8.7          9.1
Aborted acquisition costs.......................        0.2            -            -
                                                    --------      -------      -------
Earnings from operations........................        3.7          3.4          3.5
Non-operating expense, net......................        0.0          0.1          0.0
                                                    --------      -------      -------
Earnings before income taxes....................        3.7          3.3          3.5
Income tax expense..............................        1.5          1.3          1.4
                                                    --------      -------      -------
Net earnings....................................        2.2%         2.0%         2.1%
                                                    ========      =======      =======


1999 COMPARED TO 1998

     Net Sales. Net sales increased $515.6 million, or 51.4%, to $1,518.4 million in 1999 from $1,002.8 million in 1998. Sales derived from direct marketing increased $503.9 million, or 55.3%, to $1,414.6 million in 1999 from $910.7 million in 1998. This increase resulted primarily from deeper account penetration, increased market share, an expanded customer base (both domestic and international), expanded product offering, acquisitions of direct marketing companies accounted for by the purchase method of accounting and Internet enhancements that increased unassisted transactions to 9.1% of sales for 1999, from 5.2% of sales for 1998. Sales derived from outsourcing arrangements increased $11.7 million, or 12.8%, to $103.8 million in 1999 from $92.1 million in 1998. This increase resulted from expansion of existing programs, and the addition of new programs, but the growth rate also reflects a shift in the mix of outsourcing arrangements from revenue-based programs to service-based programs. Sales from European markets accounted for 10.3% and 5.5% of the Company's net sales in 1999 and 1998, respectively. This increase resulted primarily from our acquisition in 1998 of two foreign-based companies, accounted for by the purchase method of accounting.

     Gross Profit. Gross profit increased $60.1 million, or 49.7%, to $181.0 million in 1999 from $120.9 million in 1998. As a percentage of sales, gross margin decreased from 12.1% in 1998 to 11.9% in 1999. Our gross margin on sales decreased because of industry pricing pressures, a shift in product mix and pricing strategies. These decreases were partially offset by a significant increase in gross profit dollars from the outsourcing service arrangements and by the Company's ability, as a result of its increased volume and financial position, to take advantage of supplier payment discounts, supplier reimbursements, rebates and purchasing opportunities. We expect gross margin to continue to decline in 2000 primarily due to industry-wide pricing pressures and pricing strategies.

     Operating Expenses. Operating expenses increased $34.5 million, or 39.6%, to $121.5 million in 1999 from $87.0 million in 1998, but decreased as a percent of sales to 8.0% in 1999 from 8.7% in 1998. This decline was attributable to increased economies of scale and the utilization of emerging technologies. We increased our unassisted web sales to 9.1% of sales for 1999 from 5.2% of sales for 1998. We also increased the percentage of shipments made using our electronic "direct ship" programs with our suppliers to 53% in 1999 from 50% in 1998. These enhancements were partially offset by additional costs associated with an increase in the number of account executives, the infrastructure necessary to build up the Company's international operations, and higher costs incurred to integrate new acquisitions.

     The Company has issued shares of restricted stock to certain officers and employees. These shares vest over three years with the unvested shares being forfeited if the recipient is no longer an employee of the Company. The restricted stock is valued at the date of their grant and such amount is amortized over the vesting period. The majority of these restricted stock shares contain an acceleration clause which would cause them to automatically vest if the Company's stock closes at or above a certain price, ranging from $44 to $66. At December 31, 1999 there were 132,974 shares of restricted stock outstanding which represents $2,909,000 of unamortized deferred compensation.

     Aborted Acquisition Costs. On October 18, 1999, we announced that we had terminated a proposed European merger. Therefore, the 1999 fourth quarter and year-end financial results reflect a $2.3 million, pre-tax, charge for the aborted acquisition costs.

     Non-Operating Expense, Net. Non-operating expense, net, which consists primarily of interest expense, net of interest income, decreased to $446,000 in 1999 from $713,000 in 1998. Interest expense relates primarily to, borrowings under the Company's line of credit, which have been necessary to finance the Company's growth and interest expense associated with the financing of our facilities in Tempe, Arizona. Interest expense is offset by interest income generated from short-term investments, some of which are investment grade tax-advantaged bonds. Overall, interest expense decreased because of our improved cash position.

     Income Tax Expense. The Company's effective tax rate was 40.8% and 38.4% for the years 1999 and 1998, respectively. The increase in the effective tax rate is due to not being able to recognize certain tax benefits from losses at foreign subsidiaries, and non-deductibility of the goodwill in foreign subsidiaries.

1998 COMPARED TO 1997

     Net Sales. Net sales increased $375.1 million, or 59.8%, to $1,002.8 million in 1998 from $627.7 million in 1997. Sales derived from direct marketing increased $332.2 million, or 57.4%, to $910.7 million in 1998 from $578.5 million in 1997. This increase resulted primarily from deeper account penetration, increased market share, expanded customer base - both domestic and international, expanded product offering, acquisitions of direct marketing companies accounted for by the purchase method of accounting and Internet enhancements that increased unassisted transactions to 5.2% of sales for 1998, from 1.8% of sales for 1997. Sales derived from outsourcing arrangements increased $42.9 million, or 87.2%, to $92.1 million in 1998 from $49.2 million in 1997. This increase resulted from expansion of existing programs and the addition of new programs. Sales from international markets accounted for 7.8% and 0.2% of the Company's net sales in 1998 and 1997, respectively. This increase resulted primarily from our acquisition in 1998 of two foreign-based companies, accounted for by the purchase method of accounting.

     Gross Profit. Gross profit increased $41.8 million, or 52.8%, to $120.9 million in 1998 from $79.1 million in 1997. As a percentage of sales, gross margin decreased from 12.6% in 1997 to 12.1% in 1998. Our gross margin on sales decreased due to industry pricing pressures, a shift in product mix and pricing strategies. These decreases were partially offset by the Company's ability, as a result of its increased volume and financial position, to take advantage of supplier payment discounts, supplier reimbursements, rebates and purchasing opportunities. The Company expects gross margin to continue to decline in 1999 primarily due to industry-wide pricing pressures and pricing strategies.

     Operating Expenses. Operating expenses increased $30.1 million, or 52.9%, to $87.0 million in 1998 from $56.9 million in 1997, but decreased as a percent of sales to 8.7% in 1998 from 9.1% in 1997. This decline was attributable to increased economies of scale and the utilization of emerging technologies. We increased our unassisted web sales to 5.2% of sales for 1998 from 1.8% of sales for 1997. We also significantly increased the percentage of shipments made using our electronic "direct ship" programs with our suppliers to 50% in 1998 from 29% in 1997. These enhancements were partially offset by additional costs associated with an increase in the number of account executives, the infrastructure necessary to build up the Company's international operations and higher costs incurred to integrate new acquisitions.

     Non-Operating Expense, Net. Non-operating expense, net, which consists primarily of interest, increased from $73,000 in 1997 to $713,000 in 1998. Interest expense relates primarily to borrowings under the Company's line of credit which have been necessary to finance the Company's growth and interest expense associated with the financing of the sales facility in Tempe, Arizona. Interest expense is offset by interest income, generated from short-term investments, some of which are investment grade tax-advantaged bonds.

     Income Tax Expense. The Company's effective tax rate was 38.4% and 40.3% for the years 1998 and 1997, respectively. The decrease in the effective tax rate reflects the implementation of a tax minimization strategy during 1998, changes to the Arizona income tax laws and investments made in tax-advantaged bonds, but was partially offset by an increase in the Company's marginal federal income tax rate.

SEASONALITY AND QUARTERLY RESULTS

     We have historically experienced seasonal fluctuations in our growth of net sales, earnings from operations and net earnings. However, as we increase our percentage of sales from business, education, and government markets, our quarterly net sales, earnings from operations and net earnings have been less impacted by seasonality. Our net sales growth rate, earnings from operations, and net earnings as a percentage of net sales could be affected by the mix of outsourcing arrangements, which are in place from time to time. Additionally, some of the outsourcing programs can be seasonal in nature, because the manufacturers' target customers can have cyclical buying patterns. For example, we obtained a revenue-based outsourcing program in 1997 which offered high dollar but low margin products primarily sold in the third quarter which increased sales for the quarter, but impacted gross margin negatively. As our overall size has grown, the impact from this program has been mitigated. The following table sets forth certain quarterly information for the Company's two most recent years:


                                                                            QUARTERS ENDED
                                                     --------------------------------------------------------
                                                       DEC. 31,      SEPT. 30,       JUNE 30,        MAR. 31,
                                                           1999           1999           1999            1999
                                                     ----------      ---------      ---------      ----------
Net sales .....................................      $ 417,931       $ 397,074      $ 365,228      $ 338,136
Costs of goods sold ...........................        367,009         349,127        322,964        298,270
                                                     ---------       ---------      ---------      ---------
Gross profit ..................................         50,922          47,947         42,264         39,866
Operating expenses ............................         31,975          31,891         29,302         28,308
Aborted acquisition costs .....................          2,302             -              -              -
                                                     ---------       ---------      ---------      ---------
Earnings from operations ......................         16,645          16,056         12,962         11,558
Non-operating expense (income), net ...........           (235)            218            188            275
                                                     ---------       ---------      ---------      ---------
Earnings before income taxes ..................         16,880          15,838         12,774         11,283
Income tax expense ............................          7,377           6,448          4,887          4,476
                                                     ---------       ---------      ---------      ---------
Net earnings ..................................      $   9,503       $   9,390      $   7,887      $   6,807
                                                     =========       =========      =========      =========
Net earnings per share:
     Basic ....................................      $    0.36       $    0.37      $    0.31      $    0.27
                                                     =========       =========      =========      =========
     Diluted ..................................      $    0.35       $    0.35      $    0.30      $    0.26
                                                     =========       =========      =========      =========



                                                                          QUARTERS ENDED
                                                         ------------------------------------------------------
                                                          DEC. 31,      SEPT. 30,       JUNE 30,       MAR. 31,
                                                              1998           1998           1998           1998
                                                         ---------      ---------      ---------     -----------
Net sales .....................................          $ 297,397      $ 261,207      $ 237,384      $ 206,796
Costs of goods sold ...........................            261,443        231,098        207,915        181,454
                                                         ---------      ---------      ---------      ---------
Gross profit ..................................             35,954         30,109         29,469         25,342
Operating expenses ............................             25,698         21,669         21,747         17,875
Aborted acquisition costs .....................                -              -              -              -
                                                         ---------      ---------      ---------      ---------
Earnings from operations ......................             10,256          8,440          7,722          7,467
Non-operating expense (income), net ...........                 96            124            116            377
                                                         ---------      ---------      ---------      ---------
Earnings before income taxes ..................             10,160          8,316          7,606          7,090
Income tax expense ............................              3,931          3,131          2,903          2,757
                                                         ---------      ---------      ---------      ---------
Net earnings ..................................          $   6,229      $   5,185      $   4,703      $   4,333
                                                         =========      =========      =========      =========
Net earnings per share:
     Basic ....................................          $    0.25      $    0.21      $    0.20      $    0.18
                                                         =========      =========      =========      =========
     Diluted ..................................          $    0.24      $    0.20      $    0.19      $    0.18
                                                         =========      =========      =========      =========



LIQUIDITY AND CAPITAL RESOURCES

     Our primary capital needs are to fund the working capital requirements and capital expenditures necessitated by our sales growth. Capital expenditures for 1999 and 1998 were $28.4 million and $13.8 million, respectively, primarily for the continued upgrade of the Company's equipment, systems, software and facilities.

     Until the last two years, cash flows from operations generally have been negative due primarily to increases in accounts receivable and inventories necessitated by the sales growth of the Company and the continued shift from sales to the home market to sales in the business, education and government markets. However, the Company's net cash provided by operating activities was $64.1 million for 1999 as compared to $45.1 million provided by operating activities for 1998. The positive cash flow in 1999 is primarily generated by a $55.1 million increase in accounts payable, $33.6 million in net earnings and a decrease of $12.2 million in inventories. These funds were used to fund a $67.5 million increase in accounts receivables.

     At the year-end, we had a $100 million credit facility with a finance company. As of December 31, 1999, we had no long-term outstanding balance, and $45.3 million was available under the line of credit. The agreement provides for cash advances outstanding at any one time up to a maximum of $100 million on the line of credit, subject to limitations based upon the Company's eligible accounts receivable and inventories. Cash advances bear interest at LIBOR plus
 .80%. The credit facility can be used for the purchases of inventories from certain suppliers with that portion being classified on the balance sheet as accounts payable. At December 31, 1999, $54.7 million of the facility was used to facilitate the purchase of inventories. The credit facility expires in February 2002. The line is secured by substantially all of the assets of the Company. The line of credit contains various covenants including the requirement that the Company maintain a specified amount of tangible net worth as well as restrictions on the payment of cash dividends.

     Our future capital requirements include financing the growth of working capital items such as accounts receivable and inventories, and the purchase of software enhancements, equipment, furniture and fixtures and other facilities to accomplish future growth. We anticipate that cash flow from operations together with the funds available under our credit facility will be adequate to support the Company's presently anticipated cash and working capital requirements through 2000. Our ability to continue funding our planned growth beyond 2000 is dependent upon our ability to generate sufficient cash flow to obtain additional funds through equity or debt financing.

INFLATION

     We do not believe that inflation has a material effect on the Company's operations.

NEW ACCOUNTING STANDARDS

     We adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), effective January 1, 1998. SFAS No. 130 establishes standards for the reporting and presentation of comprehensive income and its components in financial statements. Comprehensive income encompasses net income and "other comprehensive income", which includes all other non-owner transactions and events that change stockholders' equity.

     We adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"), effective January 1, 1998. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements, selected information about operating segments in interim financial reports and disclosures about products and services, geographic areas and major customers. Insight only has one business segment, direct marketing.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes standards for the accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts and hedging activities. This statement generally requires recognition of gains and losses on hedging instruments based on changes in fair value or the earnings effect of forecasted transactions. As issued, SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, -Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133--An Amendment of FASB Statement No. 133, which deferred the effective date of SFAS No. 133 until June 15, 2000. We are currently evaluating the impact of SFAS No. 133.

ACCOUNTING STANDARDS NOT YET ADOPTED BY THE COMPANY

     There are no new applicable accounting standards that we have not adopted.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

     Our future results and financial condition are dependent on our ability to continue to successfully market, sell and distribute computers, hardware and software and to provide direct marketing outsourcing services. Inherent in this process are a number of factors that we must successfully manage in order to achieve favorable operating results and financial condition. Potential risks and uncertainties that could affect our future operating results and financial condition include, without limitation, the factors discussed below.

     Fluctuations in Operating Results. Our results of operations are influenced by a variety of factors, including general economic conditions, the condition of the computer and related products industry, shifts in demand for or availability of computer and related products and industry announcements of new products, upgrades or methods of distribution. Sales can be dependent on specific product categories, and any change in demand for or supply of such products could have a material adverse effect on our sales. Our operating results are also highly dependent upon our level of gross profit as a percentage of net sales which fluctuates due to numerous factors including opportunities to increase market share, the availability of opportunistic purchases, changes in prices from suppliers, reductions in the amount of supplier reimbursements that are made available, general competitive conditions and the relative mix of products sold during the period. We expect gross margins to continue to decline by approximately one to two tenths of one percent per quarter on average in 2000 primarily due to industry-wide pricing pressures and pricing strategies. In addition, our expense levels, including the costs and salaries in connection with the hiring of account executives, are based, in part, on anticipated sales. Therefore, we may not be able to control spending in a timely manner to compensate for any unexpected sales shortfall. As a result, quarterly period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

     Highly Competitive Industry. The computer and related products industry is highly competitive. Competition is based primarily on product availability, price, speed of delivery, credit availability, ability to tailor specific solutions to customer needs, quality and breadth of product lines. We expect competition to increase as retailers and direct marketers who have not traditionally sold computers and related products enter the industry and as the industry's rate of growth in North America and Europe slows. The Company competes with a large number and wide variety of marketers and resellers of computers and related products, including traditional computer and related products retailers, computer superstores, Internet-only computer providers, consumer electronics and office supply superstores, mass merchandisers and national direct marketers (including value-added resellers and specialty retailers, aggregators, distributors, franchisers, manufacturers and national computer retailers some of which have commenced their own direct marketing operations). Certain of our competitors have longer operating histories and greater financial, technical, marketing and other resources than we do. In addition, many of these competitors offer a wider range of products and services than we do and may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many current and potential competitors also have greater name recognition, engage in more extensive promotional activities and adopt more aggressive pricing policies than we do. There can be no assurance that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not have a material adverse effect on our business, results of operations and financial condition.

     The computer and related products industry is undergoing significant change. We believe that consumers have become more accepting of large-volume, cost-effective channels of distribution such as national direct marketers, Internet-only computer providers, computer superstores, consumer electronic and office supply superstores, and mass merchandisers. Major computer original equipment manufacturers have begun to sell their products directly to end-users. Additionally, product resellers and direct marketers are combining operations or acquiring or merging with other resellers and direct marketers to increase efficiency. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products and services. Accordingly, it is possible that new competitors or alliances among competitors may emerge and acquire significant market share. Generally, pricing is very aggressive in the industry and we expect pricing pressures to continue. There can be no assurance that we will be able to offset the effects of price reductions with an increase in the number of customers, higher sales, cost reductions or otherwise. Such pricing pressures could result in an erosion of our market share, reduced sales and reduced operating margins, any of which could have a material adverse effect on our business, results of operations and financial condition. We expect gross margins to continue to decline by approximately one to two tenths of one percent per quarter on average in 2000 primarily due to industry-wide pricing pressures and pricing strategies.

     Possible Nonrenewal or Cancellation of Outsourcing Arrangements; Expansion of services to non-computer customers. We perform direct marketing outsourcing services for certain manufacturers in the computer industry pursuant to various arrangements. These parties may cancel such arrangements on relatively short notice or fail to renew them upon expiration. There is no assurance that we will be able to replace any manufacturers that terminate or fail to renew their relationships with us. Additionally, we seek to expand our offerings outside of the computer industry. The failure to maintain current arrangements or the inability to enter into new ones within or without the computer industry could have a material adverse effect on our business, results of operations and financial condition.

     Risks Associated with Past and Future Acquisitions; International Operations. We completed three acquisitions during 1998 and incurred expenses totaling $2.3 million related to an aborted merger in 1999. Additionally, we may seek to acquire additional businesses to expand or complement our operations. The magnitude, timing and nature of any future acquisitions will depend on a number of factors, including suitable acquisition candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. There is no assurance that we will identify acquisition candidates that would result in successful combinations or that any such acquisitions will be consummated on acceptable terms. Any future acquisitions may result in potentially dilutive issuance of equity securities, the incurrence of additional debt and amortization of expenses related to goodwill and intangible assets, all of which could adversely affect our profitability. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of operations of the acquired company, the diversion of management's attention from other business concerns, risks of entering markets in which we have had no or only limited direct experience and the potential loss of key employees of the acquired company, all of which in turn could have a material adverse effect on our business, results of operations and financial condition.

     In addition, we initiated an operation in Canada in 1997 and completed acquisitions in Europe in 1998 as part of our effort to penetrate international markets. In implementing this strategy, we face barriers to entry and the risk of competition from local and other companies that already have established global businesses as well as the risks generally associated with conducting business internationally, including exposure to currency fluctuations, limitations on foreign investment and the additional expense and risks inherent in operating in geographically and culturally diverse locations. Because we may continue to develop our international business through acquisitions, we may also be subject to risks associated with such acquisitions, including those relating to the marriage of different corporate cultures and shared decision-making. There can be no assurance that we will succeed in increasing our international business, if at all, in a profitable manner.

     Business Interruption; Reliance on Management Information Systems. We believe that our success to date has been, and future results of operations will be, dependent in large part upon our ability to provide prompt and efficient service to customers. In addition, our success is largely dependent on the accuracy, quality and utilization of the information generated by our management information systems, which affect our ability to manage our sales, accounting, inventory and distribution systems. We began in 1998 a major information system upgrade to replace our core business function software applications to accommodate our expanding business needs which will continue in 2000 and beyond. Although we have redundant systems, with full data backup, a substantial interruption in the information system or in our telephone communication systems would have a material adverse effect on our business, results of operations and financial condition.

     Managing Rapid Growth; No Assurance of Additional Financing. Since our inception, we have experienced substantial changes in and expansion of our business and operations. Our past expansion has placed, and any future expansion would place, significant demands on our administrative, operational, financial and other resources. Our operating expenses and staffing levels have increased and are expected to increase substantially in the future. In particular, we have hired a significant number of additional personnel, including senior sales managers, account executives and other persons with experience in both the computer and direct marketing industries, and there can be no assurance that such persons will perform to our expectations. Competition for such personnel is intense, and there can be no assurance that we will be able to continue to attract, assimilate and retain additional highly qualified persons in the future. In addition, we expect that any future expansion will continue to challenge our ability to hire, train, motivate and manage our employees. We also expect over time to expend considerable resources to expand/convert our management information system and to implement a variety of new systems and procedures. If our sales do not increase in proportion to our operating expenses, our management information systems do not expand to meet increasing demands, or we fail to attract, assimilate and retain qualified personnel or otherwise fail to manage our expansion effectively, there would be a material adverse effect on our business, results of operations and financial condition. There can be no assurance that we will achieve our growth strategy.

     Historically, cash flow from operations has been insufficient to finance our growth, and we have relied upon a line of credit and proceeds from public offerings to finance working capital requirements. There can be no assurance that our operations will generate sufficient cash flow or that adequate financing will be available to finance continued growth.

     Changing Methods of Distribution. The manner in which computers and related products are distributed and sold is changing, and new methods of distribution and sale, such as on-line shopping services via the Internet, have emerged. Hardware and software manufacturers have sold, and may intensify their efforts to sell, their products directly to end-users. From time to time, certain manufacturers have instituted programs for the direct sales of large order quantities of hardware and software to certain major corporate accounts. These types of programs may continue to be developed and used by various manufacturers. In addition, manufacturers may attempt to increase the volume of software products distributed electronically to end-users. An increase in the volume of products sold through or used by consumers of any of these competitive programs or distributed electronically to end-users could have a material adverse effect on our business, results of operations and financial condition.

     Reliance on Suppliers; Allocation of Goods. We acquire products for resale both directly from manufacturers and indirectly through distributors. Purchases from Ingram Micro, Inc., a distributor of computers and related products, accounted for approximately 26% of aggregate purchases for 1999. No other supplier accounted for more than 20% of purchases in 1999. However, the top five suppliers as a group accounted for approximately 64% of our product purchases during 1999. The loss of Ingram Micro, Inc. or any other supplier could cause a short-term disruption in the availability of products. Certain of the products offered from time to time by us are subject to manufacturer allocation, which limits the number of units of such products available to resellers like us. Our inability to obtain a sufficient quantity of products, in particular, high demand products such as desktops and notebooks, or an allocation of products from a manufacturer in a way which favors one of our competitors relative to us could cause us to be unable to fill customers' orders in a timely manner, or at all, which could have a material adverse effect on the Company's business, results of operations and financial condition. Certain suppliers provide us with substantial incentives in the form of payment discounts, supplier reimbursements, price protections and rebates. Supplier funds are used to offset, among other things, cost of goods sold, marketing costs and other operating expenses. We compete with other market competitors for these funds. No assurance can be given that we will continue to receive such incentives or that we will be able to collect outstanding amounts relating to these incentives in a timely manner or at all. A reduction in, discontinuance of, a significant delay in receiving or the inability to collect such incentives could have a material adverse effect on our business, results of operations and financial condition.

     Rapid Changes in Product Standards and Risk of Inventory Obsolescence. The computer and related products industry is characterized by rapid technological change and the frequent introduction of new products and product enhancements which can decrease demand for current products or render them obsolete. In addition, in order to satisfy customer demand, protect ourselves against product shortages and to obtain greater purchasing discounts, we may carry increased inventory levels of certain products in the future. We can have limited or no return privileges with respect to certain of our products. There can be no assurance that we will be able to avoid losses related to inventory obsolescence.

     Dependence on Key Personnel. Our future success will be largely dependent on the efforts of key management personnel. The loss of one or more of these key employees could have a material adverse effect on our business, results of operations and financial condition. In addition, we believe that our future success will be largely dependent on our continued ability to attract and retain highly qualified management, sales and technical personnel, and there can be no assurance that we will be able to attract and retain such personnel. Further, we make a significant investment in the training of our sales account executives. Our inability to retain such personnel or to train them rapidly enough to meet our expanding needs could cause a decrease in the overall quality and efficiency of our sales staff, which could have a material adverse effect on our business, results of operations and financial condition.

     State Sales or Use Tax Collection. We presently collect sales tax only in states in which we have a physical presence. The states include Arizona, Indiana, Louisiana and Tennessee. Various states have sought to impose on direct marketers the burden of collecting state sales or use taxes on the sales of products shipped to that state's residents. The United States

Supreme Court has affirmed its position that, under the Commerce Clause of the United States Constitution, a state cannot constitutionally impose sales or use tax collection obligations on an out-of-state mail order company whose only contacts with the state are the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier from a point outside of the state. If the Supreme Court changes its position or if legislation is passed to overturn the Supreme Court's decision, the imposition of a sales or use tax collection obligation on us in states to which we ship products would result in additional administrative expenses and could result in price increases to the customer or could otherwise have a material adverse effect on our business. From time to time, legislation to overturn this decision of the Supreme Court has been introduced, although to date no such legislation has been passed. Additionally, there is the possibility of a tax being imposed on sales transacted via the Internet although today none has been enacted. We also collect a goods and services tax in Canada, and a value-added tax in the United Kingdom and Germany.

     Risk of Increasing Marketing, Postage and Shipping Costs. We mail catalogs to active customers through the United States Postal Service and international services and ship products to customers by commercial delivery services. Shipping, postage and paper costs are significant expenses in the operation of our business. Historically, we have experienced increases in postage, shipping and paper costs. There can be no assurance that we will be able to offset future increased costs. The inability to pass on these increased costs could have a material adverse effect on our business, results of operations and financial condition. In addition, we ship primarily through Federal Express and United Parcel Service, and labor disputes or other service interruptions with Federal Express, United Parcel Service, the U.S. Postal Service or other commercial carriers could have an adverse effect on the Company's operating costs and ability to deliver products on a timely basis.

     Year 2000. Many currently installed computer systems and software products were coded to accept only two-digit year entries in the date code field. Consequently, subsequent to December 31, 1999, many of these systems became subject to failure or malfunction. Although we are not aware of any material Year 2000 issues at this time, Year 2000 problems may occur or be made known to us in the future. Year 2000 issues may possibly affect the hardware and software products that are manufactured by third-parties and sold by us. We do not warrant that such products are Year 2000 compliant.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has interest rate exposure arising from our line of credit, which has a variable interest rate. This variable interest rate is impacted by changes in short-term interest rates. We manage interest rate exposure through our conservative debt ratio target and our mix of fixed and variable rate debt. At December 31, 1999, the fair value of the Company's long-term debt approximated its carrying value.

     We also have foreign currency translation exposure arising from the purchase and operation of foreign entities. We monitor our foreign currency exposure and may from time to time enter into hedging transactions to manage this exposure.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information included under the captions "Information Concerning Directors, Nominees and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 16, 2000 (the "Proxy Statement") is incorporated herein by reference. We anticipate filing our Proxy Statement within 120 days after December 31, 1999. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not being filed as a part hereof.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                     PART IV

ITEM 14.  EXHIBIT, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Report:

1. Financial Statements.

     The consolidated financial statements of Insight Enterprises, Inc. and subsidiaries and the Independent Auditors' Report are filed herein beginning on page 24.

2. Exhibits.

     Exhibits (unless otherwise noted, exhibits are filed herewith)



      EXHIBIT NO.                                 DESCRIPTION

        2         (1)       --  Form of Articles of Merger and Certificate of Merger between Insight Enterprises, Inc., an
                                Arizona corporation, and Insight Enterprises, Inc., a Delaware corporation (the
                                "Registrant")

        3.1       (6)       --  Amended and Restated Certificate of Incorporation of Registrant

        3.2                 --  Bylaws of the Registrant

        4.1       (1)       --  Specimen Common Stock Certificate

        4.2       (11)      --  Form of Certificate of Designation of Preferred Shares

       10.1       (1)(2)    --  Form of Indemnification Agreement

       10.2       (1)(3)    --  1994 Stock Option Plan of the Registrant

       10.3       (1)(3)    --  Predecessor Stock Option Plan

       10.4       (3)(4)    --  1995 Employee Stock Purchase Plan of the Registrant

       10.5       (3)(5)    --  Amendment to 1994 Stock Option Plan of the Registrant

       10.6       (3)(7)    --  1998 Long-Term Incentive Plan

       10.7       (3)(8)    --  Form of Restricted Stock Agreement

       10.8       (3)(9)    --  Employment Agreement between Insight Enterprises, Inc. and Eric J. Crown dated as of
                                March 31, 1998.

       10.9       (3)(9)    --  Employment Agreement between Insight Enterprises, Inc. and Timothy A. Crown dated as of
                                March 31, 1998.

       10.10      (3)(9)    --  Employment Agreement between Insight Enterprises, Inc. and Stanley Laybourne dated as of
                                March 31, 1998.

       10.11      (3)(10)   --  1998 Employee Restricted Stock Plan

       10.12      (3)(10)   --  1998 Officer Restricted Stock Plan

       10.13      (12)      --  Shareholder's Rights Agreement

       10.14      (3)       --  1999 Broad Based Employee Stock Option Plan

       11                   --  Computation of Net Earnings per Common Share

       21                   --  Subsidiaries of the Registrant

       23                   --  Consent of KPMG LLP

       27                   --  Financial Data Schedule as of and for the year ended December 31, 1999

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

                                        INSIGHT ENTERPRISES, INC.

                                        By  /s/ Eric J. Crown
                                        ------------------------------------
                                        Eric J. Crown
                                        Chairman of the Board and
                                        Co-Chief Executive Officer

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


               SIGNATURE                                    TITLE                                      DATE
               ---------                                    -----                                      ----

 /s/ Eric J. Crown                                     Chairman of the Board                        March 24, 2000
-----------------------------------------------
Eric J. Crown                                          Co-Chief Executive Officer
                                                       (Principal Executive Officer)


 /s/ Timothy A. Crown                                  Director, Co-Chief Executive Officer and     March 24, 2000
-----------------------------------------------        President
Timothy A. Crown



 /s/ Stanley Laybourne                                 Chief Financial Officer,                     March 24, 2000
-----------------------------------------------        Secretary, Treasurer and
Stanley Laybourne                                      Director (Principal Financial and
                                                       Accounting Officer)

 /s/ Larry A. Gunning                                  Director                                     March 24, 2000
-----------------------------------------------
Larry A. Gunning



 /s/ Robertson C. Jones                                Director                                     March 24, 2000
-----------------------------------------------
Robertson C. Jones

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                PAGE

Independent Auditors' Report............................................................         24
Consolidated Balance Sheets - December 31, 1999 and  1998...............................         25
Consolidated Statements of Earnings - For each of the years in the
  three-year period ended December 31, 1999.............................................         26
Consolidated Statements of Stockholders' Equity and Comprehensive Income
   - For each of the years in the three-year period ended December 31, 1999.............         26
Consolidated Statements of Cash Flows - For each of the years in the
  three-year period ended December 31, 1999.............................................         27
Notes to Consolidated Financial Statements..............................................         28



                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Insight Enterprises, Inc.:


   We have audited the accompanying consolidated balance sheets of Insight Enterprises, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insight Enterprises, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.





                                                      KPMG LLP

Phoenix, Arizona
January 28, 2000, except as to Note 16,
which is as of March 21, 2000.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                             ASSETS                                          DECEMBER 31,
                                                                      ------------------------
                                                                          1999           1998
                                                                      ---------      ---------
Current assets:
     Cash and cash equivalents ..................................     $  66,675      $  12,974
     Accounts receivable, net of allowances for doubtful
     accounts of $9,277 and $7,128, respectively ................       200,910        139,305
     Inventories, net ...........................................        18,928         34,449
     Prepaid expenses and other current assets ..................         6,800          7,169
                                                                      ---------      ---------
        Total current assets ....................................       293,313        193,897

Property and equipment, net .....................................        56,436         33,075
Goodwill, net of accumulated amortization of $1,592 and $418,
  respectively ..................................................        25,285         24,020
Other assets ....................................................           348            406
                                                                      ---------      ---------
                                                                      $ 375,382      $ 251,398
                                                                      =========      =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt ..........................     $     638      $     347
     Current portion of obligations under capital leases ........           260           --
     Accounts payable ...........................................       135,201         79,912
     Accrued expenses and other current liabilities .............        15,687         11,763
                                                                      ---------      ---------
       Total current liabilities ................................       151,786         92,022

Long-term debt, less current portion ............................        13,798          8,268
Obligations under capital leases, less current portion ..........         1,034           --

Commitments

Stockholders' equity:
     Preferred stock, $.01 par value, 3,000,000 shares
        authorized,  no shares issued ...........................            --             --
     Common stock, $.01 par value, 30,000,000 shares
       authorized; 26,801,675 and 25,432,642 shares issued and
       outstanding  in 1999 and 1998, respectively ..............           268            254
     Additional paid-in capital .................................       125,923        100,923
     Retained earnings ..........................................        83,729         50,142
     Accumulated other comprehensive income - foreign currency
       translation adjustment ...................................        (1,156)          (211)
                                                                      ---------      ---------
        Total stockholders' equity ..............................       208,764        151,108
                                                                      ----------     ---------
                                                                      $ 375,382      $ 251,398
                                                                      ==========     =========





   See accompanying notes to consolidated financial statements.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
             (IN THOUSANDS, EXCEPT PER SHARE DATA AND SHARE AMOUNTS)

                                                                                                YEARS ENDED DECEMBER 31,
                                                                                     ------------------------------------------
                                                                                          1999            1998           1997
                                                                                     -----------     -----------     ----------

Net sales ......................................................................     $ 1,518,369      $1,002,784     $   627,735
Costs of goods sold ............................................................       1,337,370         881,910         548,612
                                                                                      ----------      ----------      ----------

      Gross profit .............................................................         180,999         120,874          79,123
Operating expenses .............................................................         121,476          86,989          56,895
Aborted acquisition costs ......................................................           2,302            --              --
                                                                                      ----------      ----------      ----------
      Earnings from operations .................................................          57,221          33,885          22,228
Non-operating expense, net .....................................................             446             713              73
                                                                                      ----------      ----------      ----------
      Earnings before income taxes .............................................          56,775          33,172          22,155
Income tax expense .............................................................          23,188          12,722           8,937
                                                                                      ----------      ----------      ----------
      Net earnings .............................................................      $   33,587        $ 20,450        $ 13,218
                                                                                      ==========      ==========      ==========

Earnings per share:
      Basic ....................................................................        $   1.30         $  0.84         $  0.58
                                                                                      ==========      ==========      ==========
      Diluted ..................................................................        $   1.25         $  0.81         $  0.55
                                                                                      ==========      ==========      ==========

Shares used in per share calculation:
      Basic ....................................................................      25,787,624      24,234,358      22,944,695
                                                                                      ==========      ==========      ==========

      Diluted ..................................................................      26,938,306      25,327,032      24,094,740
                                                                                      ==========      ==========      ==========




      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                   (IN THOUSANDS)


                                                             ADDITIONAL                      OTHER           TOTAL
                                                   COMMON      PAID-IN       RETAINED     COMPREHENSIVE   STOCKHOLDERS'
                                                   STOCK       CAPITAL       EARNINGS       INCOME          EQUITY
                                                   ------    ------------  ----------     -------------   -------------
Balances at December 31, 1996.............         $227       $67,240      $16,474        $     -          $83,941
   Issuance of common stock under stock
     option plans and employee stock
     purchase plan ......................             6         2,415            -              -            2,421
   Tax benefit recognized on stock
     exercised...........................             -         2,832            -              -            2,832
   Comprehensive income:
     Foreign currency translation
       adjustment, net of tax............             -             -            -            (32)             (32)
     Net earnings........................             -             -       13,218              -           13,218
                                                                                                          --------
   Total comprehensive income............                                                                   13,186
                                                   ----      --------      -------        -------         --------
Balances at December 31, 1997............           233        72,487       29,692            (32)         102,380
   Issuance of common stock for
     acquisitions........................             7        14,321            -              -           14,328
   Issuance of common stock under stock
     plans and employee stock purchase
     plan................................            14         7,734            -              -            7,748
   Tax benefit recognized on stock
     options exercised...................             -         6,381            -              -            6,381
   Comprehensive income:
     Foreign currency translation
       adjustment, net of tax............             -             -            -           (179)            (179)
     Net earnings........................             -             -       20,450              -           20,450
                                                                                                          --------
   Total comprehensive income............                                                                   20,271
                                                   ----      --------      -------        -------         --------
Balances at December 31, 1998............           254       100,923       50,142           (211)         151,108
   Issuance of common stock under stock
     plans and employee stock purchase
     plan................................            14        16,734            -              -           16,748
   Tax benefit recognized on stock options
      exercised..........................             -         8,266            -              -            8,266
   Comprehensive income:
     Foreign currency translation
       adjustment, net of tax............             -             -            -           (945)            (945)
     Net earnings........................             -             -       33,587              -           33,587
                                                                                                          --------
   Total comprehensive income............                                                                   32,642
                                                   ----      --------      -------        -------         --------
Balances at December 31, 1999............          $268      $125,923      $83,729        $(1,156)        $208,764
                                                   ====      ========      =======        =======          ========


See accompanying notes to consolidated financial statements.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                        YEARS ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1999       1998        1997
                                                        ----       ----        ----
Cash flows from operating activities:
  Net earnings                                        $ 33,587   $ 20,450    $ 13,218
  Adjustments to reconcile net earnings to net
    cash provided by (used in)
    operating activities:
    Depreciation and amortization                        7,913      4,303       2,461
    Tax benefit from stock options exercised             8,266      6,381       2,832
    Provision for losses on accounts receivable          5,749      5,366       4,164
    Provision for obsolete and slow moving
      inventories                                        3,067      1,802       1,080
    Deferred income taxes                                1,791     (2,553)        291
    Change in assets and liabilities, net of
      acquisitions
      Increase in accounts receivable                  (67,522)   (58,573)    (37,031)
      Decrease (increase) in inventories                12,214     15,879     (19,650)
      Decrease (increase) in prepaid expenses and
        other current assets                            (1,448)     4,018      (4,068)
      Decrease (increase) in other assets                  950       (827)         78
      Increase (decrease) in accounts payable           55,108     50,250      (4,989)
      Increase (decrease) in accrued expenses and
        other current liabilities                        4,429     (1,364)      1,718
                                                      --------   --------    --------
        Net cash provided by (used in) operating
          activities                                    64,104     45,132     (39,896)
                                                      --------   --------    --------

Cash flows from investing activities:
  Purchases of property and equipment                  (28,419)   (13,839)     (9,427)
  Purchase of LC Design Werbeagentur GmbH and
    Computerprofis Computersyteme and
    Burokommunikation, net of cash acquired             (2,487)    (4,521)          -
  Purchase of Choice Peripherals Limited
    and Plusnet Technologies Limited,
    plus cash overdraft assumed                              -     (3,534)          -
  Purchase of Treasure Chest Computers, Inc.,
    net of cash acquired                                (1,225)       (27)          -
                                                      --------   --------    --------
        Net cash used in investing activities          (32,131)   (21,921)     (9,427)
                                                      --------   --------    --------
Cash flows from financing activities:
  Net borrowings (repayment) on line of credit               -    (32,750)     32,750
  Net borrowings of long-term debt                       5,827      8,094           -
  Net repayment of obligations under capital
    leases                                                (124)         -           -
  Issuance of common stock                              16,748      7,748       2,421
                                                      --------   --------    --------
        Net cash provided by (used in) financing
          activities                                    22,451    (16,908)     35,171
                                                      --------   --------    --------

Effect of exchange rate on cash and cash
  equivalents                                             (723)      (311)        (32)
                                                      --------   --------    --------
Increase (decrease) in cash and cash
  equivalents                                           53,701      5,992     (14,184)
Cash and cash equivalents at beginning of
  year                                                  12,974      6,982      21,166
                                                      --------   --------    --------

Cash and cash equivalents at end of year               $66,675    $12,974      $6,982
                                                      ========   ========    ========

Supplemental disclosures of cash flow information:
  Cash paid during the year for interest                $1,017       $912        $261
                                                      ========   ========    ========
  Cash paid during the year for income taxes           $11,808     $4,705     $10,504
                                                      ========   ========    ========

Supplemental disclosure of non-cash financing
  and investing activity:
  Property and equipment acquired through
    capital lease transactions                          $1,418         $-          $-
                                                      ========   ========    ========

             See accompanying notes to consolidated financial statements.

                     INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1999, 1998 AND 1997



(1)  Operations and Summary of Significant Accounting Policies

Description of Business

   Insight Enterprises, Inc. and subsidiaries (collectively, "INSIGHT" or the "Company") is a global direct marketer of computers, hardware, and software with locations in the United States, Canada, the United Kingdom and Germany. INSIGHT markets primarily to small and medium-sized businesses, through a combination of proactive outbound telephone-based sales, electronic commerce, electronic marketing, targeted direct mail catalogs and selectively targeted advertisements in trade publications. Additionally, INSIGHT provides direct marketing services to original equipment manufacturers in the computer industry seeking to outsource their direct marketing activities. The services provided include marketing, sales, configuration and distribution.

Principles of Consolidation and Presentation

   The consolidated financial statements include the accounts of Insight Enterprises, Inc. and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

   On April 3, 1998, the Company acquired all of the outstanding stock of Choice Peripherals Limited, a United Kingdom direct marketer of computers and computer-related products, and 85% of the outstanding common stock of Plusnet Technologies Limited, a United Kingdom internet service provider, for a total of 187,227 shares of the Company's Common Stock (valued at $2,516,000) and $3,534,000 in cash, including acquisition costs and a cash overdraft position that was assumed, with further consideration payable in the future, contingent on profitability of the acquired companies. The Company has recorded total goodwill of $6,860,000 for these acquisitions. On January 26, 2000, the Company acquired an additional 10% of the outstanding common stock of Plusnet Technologies Limited for $1,800,000.

   On September 13, 1998, the Company acquired all of the outstanding stock of Treasure Chest Computers, Inc., a United States direct marketer of computers and computer-related products, for 451,338 shares of the Company's Common Stock (valued at $10,000,000) plus $27,000 of acquisition costs, net of cash acquired. The Company has also included in goodwill the costs to relocate the business to Arizona and Indiana. Additionally, in 1999 the Company negotiated a settlement to eliminate any contingent future acquisition costs. This amount has been recorded as goodwill and no additional payments to the seller will be required. The Company has recorded total goodwill of $10,683,000 for this acquisition.

   On December 16, 1998, the Company acquired all of the outstanding stock of LC-Design Werbeagentur GmbH, a German holding company, and Computerprofis Computersysteme and Burokommunikation, a German direct marketer of computers and computer-related products, for a total of 82,116 shares of the Company's Common Stock (valued at $1,810,000) and $4,521,000 in cash including acquisition costs and net of cash acquired. In 1999, the Company negotiated a settlement to eliminate any contingent future acquisition costs. This amount has been recorded as goodwill and no additional payments to the seller will be required. The Company has recorded total goodwill of $9,334,000 for this acquisition.

   All acquisitions have been accounted for by the purchase method of accounting, and accordingly the acquired companies' assets and liabilities have been recorded at their fair values at the date of acquisition. The excess of the purchase price, including acquisition costs, net of cash acquired or cash overdraft position assumed, over the fair value of the net assets acquired has been recorded as goodwill and is being amortized over 20 years. Any further acquisition costs which is payable related to these acquisitions, which is contingent on profitability of the acquired companies, will be recorded as goodwill and will be amortized over the remaining life of the asset. The results of operations of the acquired companies have been recorded in the consolidated financial statements of the Company beginning with the effective date of each acquisition. See Note 14 for pro forma financial information.

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

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


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

Sales Recognition

   Sales are recognized upon shipment to the customer. Provisions are made currently for estimated product returns expected to occur under INSIGHT's return policy. Presently, most of the outsourcing arrangements are service-based whereby the Company derives net sales based on a percentage of the sales generated from products sold. Sales so derived from service-based arrangements and all direct costs related to the generation of the sales are included in the Company's net sales and cost of goods sold, respectively. Under certain of the Company's other outsourcing arrangements, the Company takes title to inventories of products and assumes the risk of collection of accounts receivable in addition to its sales functions. Sales and the related costs derived from the sales of such products are included in the Company's net sales and cost of goods sold, respectively.

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

Foreign Currency Translation

   The financial statements of the Company's foreign subsidiaries are translated into United States dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Assets and liabilities of the subsidiaries are translated into United States dollars at current exchange rates. Income and expense items are translated at the average exchange rate for each month within the year. The resulting translation adjustments are recorded directly as a separate component of stockholders' equity. All transaction gains or losses are recorded in the statement of earnings.

Earnings Per Share

   Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during each year. Diluted earnings per share includes the impact of stock options assumed to be exercised using the treasury stock method. The denominator for diluted earnings per share is greater than the denominator used in basic earnings per share by 1,150,682 shares in 1999, 1,092,674 shares in 1998 and 1,150,045 shares in 1997. The numerator is the same for both basic and diluted earnings per share.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


Stock-Based Compensation

   In accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the Company measures stock-based compensation expense as the excess of the market price at the grant date over the amount the employee must pay for the stock. The Company's policy is to grant stock options at fair market value at the date of grant; accordingly, no compensation expense is recognized. As permitted, the Company has elected to adopt the pro forma disclosure provisions only of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123").

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

Segment Reporting

   On January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprises and Related Information" ("SFAS No. 131"). SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosure about products and services, geographical areas, and major customers. The adoption of SFAS No. 131 does not affect results of operations or financial position. The Company operates in one segment; direct marketing. See Note 13.

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

Reclassifications

   Certain amounts in the 1998 consolidated financial statements have been reclassified to conform with the 1999 presentation.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997




(2)   Property and Equipment

     Property and equipment consist of the following:

                                                                                        DECEMBER 31,
                                                                                  ----------------------
                                                                                      1999          1998
                                                                                  --------      --------
                                                                                       (IN THOUSANDS)

Land ........................................................................     $  3,639      $  2,160
Buildings ...................................................................       16,641        10,486
Equipment ...................................................................       15,546         9,530
Furniture and fixtures ......................................................       14,963        10,066
Leasehold improvements ......................................................        4,117         2,487
Software ....................................................................       15,657         6,708
                                                                                  --------      --------
                                                                                    70,563        41,437
Accumulated depreciation and amortization ...................................      (14,127)       (8,362)
                                                                                  --------      --------
Property and equipment, net .................................................     $ 56,436      $ 33,075
                                                                                  ========      ========



(3)  Line of Credit

   INSIGHT has a $100,000,000 credit facility with a finance company. The agreement provides for cash advances outstanding at any one time up to a maximum of $100,000,000 on the line of credit, subject to limitations based upon the Company's eligible accounts receivable and inventories. As of December 31, 1999, $45,261,000 was available under the line of credit. Cash advances bear interest at the London Interbank Offered Rate ("LIBOR") plus 0.80% (resulting in an interest rate of 7.29% at December 31, 1999) payable monthly. The credit facility can be used to facilitate the purchases of inventories from certain suppliers, and that portion is classified on the balance sheet as accounts payable. As of December 31, 1999 and 1998, the balance of this portion of the credit facility was $54,739,000 and $21,601,000, respectively.

   The credit facility expires in February 2002. The line is secured by substantially all of the assets of the Company. The line of credit contains various covenants, including the requirement that the Company maintain a specified dollar amount of tangible net worth and restrictions on payment of cash dividends.

(4)   Long-Term Debt

   Long-term debt at December 31, 1999 and 1998 consists of the following:


                                                                                                              1999          1998
                                                                                                          --------      --------
                                                                                                               (IN THOUSANDS)
7.15% first mortgage note payable in monthly installments of $78,249, including interest, with final payment due in May 2013.  The debt is secured by the land,
building and improvements to which it relates .......................................................     $  8,086      $  8,434

8.02% first mortgage note payable in monthly installments of $44,013, including interest, with final payment due in December 2014.  The debt is secured by the
land, building and improvements to which it relates .................................................        4,600          --

8.02% first mortgage note payable in monthly installments of $16,266, including interest, with final payment due in December 2014.  The debt is secured by the
land, building and improvements to which it relates .................................................        1,700          --

Notes payables with interest ranging from 6.05% to 6.52% payable in quarterly installments of $12,294, including interest with final payments due from
September 2000 to July 2001 .........................................................................           50            94

Other notes payables ................................................................................         --              87
                                                                                                          --------      --------
     Total long-term debt ...........................................................................       14,436         8,615
     Less current portion ...........................................................................         (638)         (347)
                                                                                                          --------      --------
     Long-term debt, less current portion ...........................................................     $ 13,798      $  8,268
                                                                                                          ========      ========

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


   The aggregate annual maturities of long-term debt as of December 31, 1999 are as follows:

                  Years ending December 31,        (in thousands)
                  ---------------------------    ----------------
                             2000............      $  638
                             2001............         656
                             2002............         696
                             2003............         749
                             2004............         807
                         Thereafter..........      10,890
                                                  -------
                                                  $14,436
                                                  =======


(5)   Leases

   The Company is obligated under a capital lease for furniture that expires in July 2004. At December 31, 1999, this furniture is recorded in furniture and fixtures at a total cost of $1,418,000.

   The Company has several non-cancelable operating leases, primarily for office and distribution center space. Rental expense for operating leases was $3,594,000, $2,550,000 and $1,209,000 for the years ended December 31, 1999,
1998 and 1997, respectively.

   Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 1999 are as follows:

                           Years ending December 31,                  Capital Leases     Operating Leases
                                                                      --------------     ----------------
                                                                      (in thousands)      (in thousands)
                                     2000.............                     $  326             $ 2,297
                                     2001.............                        327               1,246
                                     2002.............                        326               1,017
                                     2003.............                        327                 866
                                     2004.............                        164                 405
                                  Thereafter..........                          -               1,345
                                                                           ------             -------
         Total minimum lease payments.................                      1,470             $ 7,176
                                                                                              =======
         Less amount representing interest at 5.69%...                       (176)
                                                                           ------
         Present value of net minimum capital lease payment                 1,294
         Less current portion of obligation under capital leases             (260)
                                                                           ------
         Obligations under capital leases, less current portion            $1,034
                                                                           ======


(6)   Income Taxes

   Income tax expense (benefit) consists of the following:

                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                                          1999     1998    1997
                                                        -------   ------  ------
                                                             (IN THOUSANDS)
   Current:
      Federal.........................................  $18,720   $13,193 $6,842
      State...........................................    2,043    2,061   1,759
      Foreign.........................................      964        -       -
                                                        -------   ------  ------
                                                         21,727   15,254   8,601
                                                        -------   ------  ------

   Deferred:
      Federal.........................................    1,204   (2,227)    261
      State...........................................      257     (305)     75
                                                        -------   ------  ------
                                                          1,461   (2,532)    336
                                                        -------   ------  ------
                                                        $23,188   $12,722 $8,937
                                                        =======   ======= ======

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


   The effective income tax rates for the years ended December 31, 1999, 1998 and 1997, were 40.8%, 38.4% and 40.3%, respectively. The actual expense differs from the "expected" tax expense (computed by applying the U.S. federal corporate income tax rate of 35% in 1999, 1998 and 1997) as follows:

                                                                   YEARS ENDED DECEMBER 31,
                                                                  --------------------------
                                                                   1999      1998      1997
                                                                  -------   ------    ------
                                                                       (IN THOUSANDS)

   Computed "expected" tax expense....................            $19,871   $11,806   $7,533
   Increase in income taxes resulting from:
      State income taxes, net of federal income tax benefit         1,495     1,141    1,210
      Foreign operating losses for which no tax
           benefit was recognized                                   1,031         -        -
      Non-deductible amortization.....................                424         -        -
      Other net.......................................                367      (225)     194
                                                                 --------   -------   ------
      Provision for income taxes......................           $23,188    $12,722   $8,937
                                                                 =======    =======   ======


   At December 31, 1999, U.S. income taxes have not been provided on the unremitted earnings of subsidiaries operating outside the U.S. These earnings, which are considered to be invested indefinitely, would become subject to U.S. income tax if they were remitted as dividends, were lent to the Company, or if the Company were to sell its stock in the subsidiaries.

   Sources of deferred income taxes and their tax effects are as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                        ----------------------------
                                                         1999       1998      1997
                                                        ------     ------     ------
                                                                (IN THOUSANDS)

   Software development costs.........................  $3,157     $    -     $    -
   Deferred revenue...................................     (14)         -         30
   Prepaid expenses...................................      24         61         42
   Allowances for doubtful accounts and returns.......    (920)    (1,287)     1,082
   Inventory allowances...............................    (142)       202       (12)
   Miscellaneous accruals.............................    (211)    (1,386)     (657)
   Accrued vacation and other payroll liabilities.....     (51)        26      (140)
   Other, net.........................................    (382)      (148)       (9)
                                                        ------    -------     -----
                                                        $1,461    $(2,532)    $ 336
                                                        ======    =======     =====


   The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:

                                                         YEARS ENDED DECEMBER 31,
                                                        -------------------------
                                                         1999     1998    1997
                                                        ------   ------  ------
                                                                (IN THOUSANDS)
   Deferred tax assets:
      Allowance for doubtful accounts and returns.....  $2,473   $1,553  $  266
      Foreign tax loss carry forwards.................   1,031        -       -
      Accrued warranty costs..........................     244      144       -
      Inventory allowances............................     413      271     473
      Miscellaneous accruals..........................   2,284    2,073     687
      Accrued vacation and other payroll liabilities..     559      508     534
      Other...........................................     295       (1)     (5)
                                                        ------   ------  ------
         Subtotal.....................................   7,299    4,548   1,955
      Valuation allowance.............................  (1,031)       -       -
                                                        ------   ------  ------
         Total gross deferred tax assets..............   6,268    4,548   1,955
                                                        ------   ------  ------

   Deferred tax liabilities:
      Software development costs......................  (3,157)       -       -
      Prepaid expenses................................    (501)    (477)   (416)
                                                        ------   ------  ------
         Total gross deferred tax liabilities.........  (3,658)    (477)   (416)
                                                        ------   ------  ------
         Net deferred tax asset.......................  $2,610   $4,071  $1,539
                                                        ======   ======  ======

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


   Due to INSIGHT's profitable operations, management believes that realization of the deferred tax assets, net of applicable valuation allowances, is more likely than not. The amount of the deferred tax assets considered realizable could be reduced or increased if estimates of future taxable income during the carryforward period are reduced or increased. Reversal of INSIGHT's temporary differences is expected to occur in the near future due to their short-term nature. The net deferred tax asset at December 31, 1999, 1998 and 1997 is included in prepaid expenses and other current assets on the consolidated balance sheet.

(7)   Benefit Plans

   INSIGHT has adopted a defined contribution benefit plan which complies with section 401(k) of the Internal Revenue Code. Employees who complete six months of service are eligible to participate in the Plan. The Plan allows for INSIGHT to match up to 25% of the employees' contributions up to a maximum six percent of total compensation. Contribution expense was $568,000, $410,000 and $339,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

   In August 1995, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan"). Under the terms of the Purchase Plan, employees other than officers may purchase a total of up to 337,500 shares of Common Stock. The purchase price per share is 85% of the market value per share of Common Stock determined as of the beginning of the quarterly purchase period as specified in the Purchase Plan. As of December 31, 1999, 102,571 shares have been issued under the Purchase Plan.

(8)   Stock Plans

   In November 1994, INSIGHT established a 1994 Stock Option Plan (the "1994 Plan"). Options exercisable for a total of 1,687,500 shares of Common Stock are issuable under the 1994 Plan. During fiscal 1996 Insight amended the 1994 Plan, increasing the number of issuable shares by 1,181,250. A total of 2,868,750 shares of Common Stock have been reserved for issuance upon the exercise of options under the 1994 Plan. The 1994 Plan provides for the grant to employees of either "incentive stock options", within the meaning of Section 422 of the Code, or nonqualified stock options. Under the 1994 Plan, only employees (including officers) of the Company are eligible to receive incentive stock options. The 1994 Plan is administered by the Board of Directors of the Company (or a committee of the Board) which determines the terms of options granted under the 1994 Plan, including the exercise price and the number of shares subject to the option. The 1994 Plan provides the Board of Directors with the discretion to determine when options granted thereunder shall become exercisable. As of December 31, 1999, 15,636 stock options under the 1994 Plan were available for grant.

   In October 1997, the shareholders approved the establishment of the 1998 Long-Term Incentive Plan (the "1998 LTIP") for officers, directors and consultants or independent contractors. The 1998 LTIP authorizes grants of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and performance-based awards. The total number of shares of Common Stock initially available for awards under the 1998 LTIP was 1,181,250. Additionally, for each 12-month period which started on July 1, 1998 and goes through June 30, 2007, an additional one percent to four percent, at the determination of the Board of Directors, of the outstanding shares of Common Stock shall be reserved for issuance under the Plan on a cumulative basis with a calculation of such additional shares to be made on the first day of each quarter of the applicable calendar year; provided, each such calculation of additional shares shall be limited to an amount of additional shares such that the number of shares of Common Stock remaining for grant under the Plan and any of the Company's other option plans, plus the number of shares of Common Stock granted but not yet exercised under the Plan and any of the Company's other option plans, shall not exceed 20% of the outstanding shares of Common Stock of the Company at the time of calculation of the additional shares. As of December 31, 1999, there were no shares of Common Stock available to grant for awards under the 1998 LTIP.

   In September 1998, INSIGHT established the 1998 Employee Restricted Stock Plan (the "1998 Employee RSP") for the employees of the Company. The total number of Restricted Stock shares initially available for grant under the 1998 Employee RSP is 375,000. As of December 31, 1999, 232,021 shares of restricted stock were available for grant under the 1998 Employee RSP.

   In December 1998, INSIGHT established the 1998 Officer Restricted Stock Plan (the "1998 Officer RSP") for the officers of the Company. The total number of Restricted Stock shares initially available for grant under the 1998 Officer RSP is 37,500. As of December 31, 1999, 37,500 shares of restricted stock were available for grant under the 1998 Officer RSP.

   In September 1999, INSIGHT established the 1999 Broad Based Employee Stock Option Plan (the "1999 Broad Base Plan") for the employees of the Company. The total number of stock options initially available for grant under the 1999 Broad Base Plan is 1,000,000; provided, however, that no more than 20% of the shares of stock available under the plan may be

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


awarded to the Officers. As of December 31, 1999, 474,888 stock options were available for grant under the 1999 Broad Base Plan.

   The 1998 LTIP, 1998 Employee RSP, 1998 Officer RSP and 1999 Broad Base Plan (the "Plans") are administered by the Compensation Committee of the Board of Directors. Except as provided below, the Compensation Committee has the exclusive authority to administer the Plans, including the power to determine eligibility, the types of awards to be granted, the price and the timing of awards. The Plans do, however, provide that the Company's CEO has the authority to grant awards to any individual (other than the three highest-ranking executives of the Company) and provides further that any grant to an individual who is subject to Section 16 of the Security Exchange Act of 1934 may not be exercisable for at least six months from the date of grant.

   Generally, options granted expire in ten years, are exercisable during the optionee's lifetime only by the recipient and are non-transferable. Unexercised options generally terminate on the date an individual ceases to be an employee of INSIGHT.

   The Company has issued shares of restricted stock to certain officers and employees. These restricted stock shares vest over three years with the unvested shares being forfeited if the recipient is no longer an employee of the Company. The restricted stock shares are valued at the date of their grant and are amortized over their term. The majority of these restricted stock shares contain an acceleration clause which would cause them to automatically vest if the Company's stock closes at or above a certain price, ranging from $44 to $66. At December 31, 1999 there were 132,974 shares of restricted stock outstanding which represents $2,909,000 of unamortized deferred compensation.

   Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net earnings and diluted earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                YEARS ENDED DECEMBER 31,
                                                              1999        1998        1997
                                                              ----        ----        ----
                                                                    (IN THOUSANDS)

Net earnings                           As reported           $33,587     $20,450      $13,218
                                                             =======     =======      =======

                                       Pro forma             $29,360     $16,986      $12,154
                                                             =======     =======      =======

Basic earnings per share               As reported           $ 1.30      $ 0.84       $0.58
                                                             ======      ======       =====

                                       Pro forma             $ 1.14      $ 0.70       $0.53
                                                             ======      ======       =====

Diluted earnings per share             As reported           $ 1.25      $ 0.81       $0.55
                                                             ======      ======       =====

                                       Pro forma             $ 1.09      $ 0.67       $0.50
                                                             ======      ======       =====

   Pro forma net earnings reflect only options granted in 1995 through 1999. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1995 is not considered under SFAS No. 123.

   For purposes of the SFAS No. 123 pro forma net earnings and net earnings per share calculation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997:

                                                   YEARS ENDED DECEMBER 31,
                                                1999         1998         1997
                                                ----         ----         ----

Dividend yield...........................        0%            0%           0%
Expected volatility......................       50%          50%          50%
Risk-free interest rate..................       6.3%         4.5%         5.6%
Expected lives...........................    2.4 years    2.1 years    1.9 years

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997



   Activity related to the stock option plans is summarized below:

                               YEAR ENDED DECEMBER 31,            YEAR ENDED DECEMBER 31,             YEAR ENDED DECEMBER 31,
                                         1999                              1998                               1997

                                              Weighted                             Weighted                          Weighted
                               Number of       Average              Number of       Average           Number of       Average
                                Shares      Exercise Price            Shares     Exercise Price         Shares     Exercise Price
                              ------------  --------------         ------------  --------------      ------------  --------------
Balance at the
beginning of year........        3,099,072     $13.39                 2,937,285     $ 8.37             2,263,757     $ 4.45
Granted..................        1,598,770      27.75                 2,169,558      16.62             1,782,378      11.55
Exercised................       (1,268,865)     11.47                (1,230,159)      5.83              (607,599)      3.63
Expired .................         (352,169)     18.55                  (777,612)     15.42              (501,251)      7.77
                               -----------                          -----------                        ---------
Balance at the end of
year.....................        3,076,808      21.04                 3,099,072      13.39             2,937,285       8.36
                               ===========                          ===========                        =========
Exercisable at the end
of year....................        548,643      13.62                   371,694      10.08               455,967       2.35
                               ===========                          ===========                        =========
Weighted-average fair
value of options granted
during the year..........      $      8.11                          $     4.64                        $     2.83
                               ===========                          ==========                        ==========

   The following table summarizes the status of outstanding stock options as of December 31, 1999:


                              OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
               --------------------------------------------------       ----------------------------------
                                       Weighted         Weighted
                    Number of          Average           Average            Number of       Weighted
Range of             Options          Remaining         Exercise             Options         Average
Exercise Prices    Outstanding     Contractual Life      Price             Exercisable    Exercise Price
-----------------------------------------------------------------       ----------------------------------
$ 2.67 - 13.33        643,072              6.64 years    $ 9.47             321,512       $ 9.67
 13.39 - 17.81        758,926              8.35           17.40             130,189        16.95
 17.88 - 26.75        654,961              9.19           23.61              75,448        19.69
 26.91 - 29.69        703,829              9.71           28.26               6,977        28.07
 29.71 - 40.94        316,020              9.64           31.93              14,517        32.85
                    ---------                                               -------
                    3,076,808              8.62           21.04             548,643        13.62
                    =========                                               =======


(9)  Shareholder Rights Plan

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

(10)  Non-Operating Expense, Net

   Non-operating expense, net consists primarily of interest expense, net of interest income. Interest expense relates primarily to borrowings under the Company's line of credit, which has been necessary to finance the Company's growth, and interest expense associated with the financing of our facilities in Tempe, Arizona. Interest expense is offset by interest income generated from short-term investments, some of which are investment grade tax-advantaged bonds.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


(11)    Fair Value of Financial Instruments

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

   Since the fair value is estimated as of December 31, 1999, the amounts that will actually be realized or paid in settlement of the instrument could be significantly different.

   The carrying amounts for cash and cash equivalents are assumed to be the fair value because of the liquidity of these instruments.

   The carrying amounts for accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value because of the short maturity of these instruments.

 (12)  Supplemental Financial Information

   A summary of additions and deductions related to the allowances for accounts receivable and inventories for the years ended December 31, 1999, 1998 and 1997 follows (in thousands):


                                                      BALANCE AT
                                                      BEGINNING OF                          BALANCE AT
                                                        PERIOD     ADDITIONS   DEDUCTION    SEND OF PERIOD
                                                      ------------ ---------   ----------   --------------
   Allowances for doubtful accounts receivable:
      Year ended December 31, 1999..                    $7,128      $5,749       $(3,600)    $9,277
                                                        ======      ======       =======     ======
      Year ended December 31, 1998..                    $3,274      $5,366       $(1,512)    $7,128
                                                        ======      ======       =======     ======
      Year ended December 31, 1997..                    $3,214      $4,164       $(4,104)    $3,274
                                                        ======      ======       =======     ======

   Allowances for obsolescence of inventories:

      Year ended December 31, 1999....                  $1,761      $3,067       $(3,218)    $1,610
                                                        ======      ======       =======     ======
      Year ended December 31, 1998....                  $1,397      $1,802       $(1,438)    $1,761
                                                        ======      ======       =======     ======
      Year ended December 31, 1997....                  $1,142      $1,080       $ (825)     $1,397
                                                        ======      ======       =======     ======

(13)  Segment Information

   The Company operates in one industry segment; direct marketing. The Company's principal markets are in North America and Europe.

   None of the Company's customers exceeded two percent of net sales.

   The following is a summary of the Company's geographic operations (in thousands):

                                           North
                                          America     Europe     Total
                                         ----------   --------  ----------
      1999
      Net sales.....................     $1,362,728   $155,641  $1,518,369
      Total long-lived assets.......        $61,510    $20,559    $ 82,069

      1998
      Net sales.....................       $947,277    $55,507  $1,002,784
      Total long-lived assets.......        $39,412    $18,089    $ 57,501

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

   Although the Company could be impacted by the international economic climate, management does not believe material credit risk existed at December 31, 1999. The Company monitors its customers' financial conditions and does not require collateral. Historically, the Company has not experienced significant losses related to receivables from any individual or groups of customers.


   The following is a summary of the Company's product mix:

                                                              1999        1998
                                                             -----      ------
      Notebooks.......................................         18%         22%
      Desktops........................................         17          18
      Hard disk drives................................          7           8
      Memory/Processors...............................          8           5
      Monitors/Video..................................          6           6
      Network/Connectivity............................          8           8
      Printers........................................          9           9
      Software........................................         11          10
      Miscellaneous...................................         16          14
                                                              ---         ---
                                                              100%        100%
                                                              ===         ===


(14)  Pro Forma Financial Information (unaudited)

   The following summary, prepared on a pro forma basis, presents the results of operations as if the three 1998 acquisitions, described in Note 1, had occurred on January 1, 1998 (in thousands, except earnings per share figures):

                                                               YEARS ENDED DECEMBER 31,
                                                              1999                 1998

      Net sales.......................................      $1,518,369       $ 1,118,600
      Net earnings....................................      $   33,587       $    20,407
      Basic earnings per share........................      $     1.30       $      0.83
      Diluted earnings per share......................      $     1.25       $      0.79

   The pro forma results are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisitions had been effective at the beginning of 1998 and are not a projection of future results.

(15)  Aborted Acquisition Costs

   During 1999 the Company recorded a pre-tax charge of $2.3 million related to an aborted acquisition. On October 18, 1999, Insight announced it had terminated a proposed European merger and reflected the costs of the aborted acquisition in its fourth quarter and year-end results.

(16)  Subsequent Events

   On January 26, 2000, the Company acquired an additional 10% of the outstanding common stock of Plusnet Technologies Limited for $1,800,000.

   On February 24, 2000, the Company's Board of Directors instituted a stock repurchase program, which allows the Company to repurchase up to 1,000,000 shares of its common stock. Any shares repurchased will be held as treasury shares, and could be used for employee benefit plans, acquisitions, contingency payments on acquisitions or other general corporate purposes. Between February 25, 2000 and March 21, 2000, the Company purchased a total of 412,450 shares at an average cost of $28.49 per share.

                                 EXHIBIT INDEX


      EXHIBIT NO.                                 DESCRIPTION

        2         (1)       --  Form of Articles of Merger and Certificate of Merger between Insight Enterprises, Inc., an
                                Arizona corporation, and Insight Enterprises, Inc., a Delaware corporation (the
                                "Registrant")

        3.1       (6)       --  Amended and Restated Certificate of Incorporation of Registrant

        3.2                 --  Bylaws of the Registrant

        4.1       (1)       --  Specimen Common Stock Certificate

        4.2       (11)      --  Form of Certificate of Designation of Preferred Shares

       10.1       (1)(2)    --  Form of Indemnification Agreement

       10.2       (1)(3)    --  1994 Stock Option Plan of the Registrant

       10.3       (1)(3)    --  Predecessor Stock Option Plan

       10.4       (3)(4)    --  1995 Employee Stock Purchase Plan of the Registrant

       10.5       (3)(5)    --  Amendment to 1994 Stock Option Plan of the Registrant

       10.6       (3)(7)    --  1998 Long-Term Incentive Plan

       10.7       (3)(8)    --  Form of Restricted Stock Agreement

       10.8       (3)(9)    --  Employment Agreement between Insight Enterprises, Inc. and Eric J. Crown dated as of
                                March 31, 1998.

       10.9       (3)(9)    --  Employment Agreement between Insight Enterprises, Inc. and Timothy A. Crown dated as of
                                March 31, 1998.

       10.10      (3)(9)    --  Employment Agreement between Insight Enterprises, Inc. and Stanley Laybourne dated as of
                                March 31, 1998.

       10.11      (3)(10)   --  1998 Employee Restricted Stock Plan

       10.12      (3)(10)   --  1998 Officer Restricted Stock Plan

       10.13      (12)      --  Shareholder's Rights Agreement

       10.14      (3)       --  1999 Broad Based Employee Stock Option Plan

       11                   --  Computation of Net Earnings per Common Share

       21                   --  Subsidiaries of the Registrant

       23                   --  Consent of KPMG LLP

       27                   --  Financial Data Schedule as of and for the year ended December 31, 1999


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