Form 10-Q
period 2000-03-31
INSIGHT ENTERPRISES INC
filed 2000-05-15
CIK 932696

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
                     [x]  QUARTERLY REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2000

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

                   1305 WEST AUTO DRIVE, TEMPE, ARIZONA 85284
               (Address of principal executive offices) (Zip Code)

                                 (480) 902-1001
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                        Yes    X            No

The number of shares outstanding of the issuer's common stock as of May 5, 2000 was 26,564,078.

                            INSIGHT ENTERPRISES, INC.


                                      INDEX


                                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

   Condensed Consolidated Balance Sheets -
   March 31, 2000 and December 31, 1999..................................    3

   Condensed Consolidated Statements of Earnings -
   Three Months Ended March 31, 2000 and 1999............................    4

   Condensed Consolidated Statements of Cash Flows -
   Three Months Ended March 31, 2000 and 1999............................    5

   Notes to Condensed Consolidated Financial Statements..................    6

Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations................................................    8

Item 3 - Quantitative and Qualitative Disclosures about Market Risk......   13

PART II - OTHER INFORMATION..............................................   13

Item 6 - Exhibits and Reports on Form 8-K................................   13

SIGNATURES...............................................................   14

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     MARCH 31,     DECEMBER 31,
                                                                       2000            1999
                                                                     ---------     ------------
                                                                    (UNAUDITED)
                             ASSETS
Current assets:
     Cash and cash equivalents .................................     $  50,420      $  66,675
     Accounts receivable, net ..................................       236,253        200,910
     Inventories, net ..........................................        20,335         18,928
     Prepaid expenses and other current assets .................         6,293          6,800
                                                                     ---------      ---------
              Total current assets .............................       313,301        293,313

Property and equipment, net ....................................        59,608         56,436
Goodwill, net ..................................................        25,896         25,285
Other assets ...................................................           337            348
                                                                     ---------      ---------
                                                                     $ 399,142      $ 375,382
                                                                     =========      =========


               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..........................................     $ 156,527      $ 135,201
     Accrued expenses and other current liabilities ............        14,690         16,585
                                                                     ---------      ---------
              Total current liabilities ........................       171,217        151,786

Line of credit .................................................         1,725           --
Long-term debt, less current portion ...........................        15,007         14,832

Stockholders' equity:
     Preferred stock, $.01 par value, 3,000,000 shares
       authorized, no shares issued ............................          --             --
     Common stock, $.01 par value, 30,000,000 shares authorized,
       26,501,460 at March 31, 2000 and 26,801,675 at
       December 31, 1999 shares issued and outstanding .........           269            268
     Additional paid-in capital ................................       128,436        125,923
     Retained earnings .........................................        96,055         83,729
     Accumulated other comprehensive income - foreign
       currency translation ....................................        (1,818)        (1,156)
     Treasury stock, 412,450 shares at cost ....................       (11,749)          --
                                                                     ---------      ---------
              Total stockholders' equity .......................       211,193        208,764
                                                                     ---------      ---------
                                                                     $ 399,142      $ 375,382
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

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                 ------------------------------
                                                     2000              1999
                                                 ------------      ------------

Net sales ..................................     $    467,303      $    338,136
Costs of goods sold ........................          411,907           298,270
                                                 ------------      ------------
         Gross profit ......................           55,396            39,866
Selling, general and administrative expenses           34,734            28,002
Amortization of goodwill ...................              340               306
                                                 ------------      ------------
         Earnings from operations ..........           20,322            11,558
Non-operating (income) expense, net ........             (121)              275
                                                 ------------      ------------
         Earnings before income taxes ......           20,443            11,283
Income tax expense .........................            8,117             4,476
                                                 ------------      ------------
         Net earnings ......................     $     12,326      $      6,807
                                                 ============      ============

Earnings per share:
         Basic .............................     $       0.46      $       0.27
         Diluted ...........................     $       0.45      $       0.26

Shares used in per share calculation:
         Basic .............................       26,732,822        25,482,096
                                                 ============      ============
         Diluted ...........................       27,553,713        26,672,280
                                                 ============      ============


     See accompanying notes to condensed consolidated financial statements.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                 ----------------------
                                                                                   2000          1999
                                                                                 --------      --------
Cash flows from operating activities:
     Net earnings ..........................................................     $ 12,326      $  6,807
     Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
         Depreciation and amortization .....................................        2,709         1,702
         Tax benefit from stock options exercised ..........................          529           164
         Provision for losses on accounts receivable .......................        2,018           628
         Provision for obsolete and slow moving inventories ................        1,352           978
         Deferred income tax (benefit) expense .............................         (480)          493
         Change in operating assets and liabilities, net of acquisitions:
              Increase in accounts receivable ..............................      (37,566)      (16,524)
              (Increase) decrease in inventories ...........................       (2,829)       12,621
              Decrease in prepaid expenses and other current assets ........          970         1,025
              Decrease in other assets and goodwill ........................          167             4
              Increase in accounts payable .................................       21,516         8,687
              Decrease in accrued expenses and other
                  current liabilities ......................................       (1,712)         (533)
                                                                                 --------      --------
                  Net cash (used in) provided by operating activities ......       (1,000)       16,052
                                                                                 --------      --------
Cash flows from investing activities:
     Purchases of property and equipment ...................................       (5,787)       (4,363)
     Purchase of additional interest in Plusnet Technologies, Ltd. .........       (1,809)         --
                                                                                 --------      --------
                  Net cash used in investing activities ....................       (7,596)       (4,363)
                                                                                 --------      --------
Cash flows from financing activities:
     Net borrowings on line of credit ......................................        1,726          --
     Net borrowings (repayments) of long-term debt, less current portion ...          137          (133)
     Issuance of common stock ..............................................        1,985         1,111
     Purchase of treasury stock ............................................      (11,749)         --
                                                                                 --------      --------
                  Net cash  (used in) provided by financing activities .....       (7,901)          978
                                                                                 --------      --------
Effect of exchange rate on cash and cash equivalents .......................          242          (244)
                                                                                 --------      --------
(Decrease) increase in cash and cash equivalents ...........................      (16,255)       12,423
Cash and cash equivalents at beginning of period ...........................       66,675        12,974
                                                                                 --------      --------
Cash and cash equivalents at end of period .................................     $ 50,420      $ 25,397
                                                                                 ========      ========

     See accompanying notes to condensed consolidated financial statements.

                            INSIGHT ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       DESCRIPTION OF BUSINESS

         Insight Enterprises, Inc. (the "Company") is a holding company with two major subsidiaries: Insight Direct Worldwide, Inc. ("Insight") and Direct Alliance Corporation ("DAC").

         Insight is a leading global direct marketer of computers, hardware and software, with locations in the United States, Canada, the United Kingdom and Germany. We market primarily to small- and medium-sized businesses of 50 to 1,000 employees, through a combination of proactive outbound telephone-based sales and electronic commerce and marketing. One of Insight's subsidiaries, Plusnet Technologies, Ltd. ("Plusnet"), is an Internet service provider ("ISP") providing Internet access and value-added Internet services within the United Kingdom to residential, small- and medium-sized businesses and corporate customers.

         DAC is a global outsourcing provider of web marketing, sales and transactional management services for traditional and e-commerce companies.

2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2000, the results of operations for the three months ended March 31, 2000 and 1999, and the cash flows for the three months ended March 31, 2000 and 1999. The condensed consolidated balance sheet as of December 31, 1999 was derived from the audited consolidated financial statements at such date. Certain amounts in the condensed consolidated financial statements have been reclassified to conform to the current presentation. The results of operations for such interim periods are not necessarily indicative of results for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, including the related notes thereto, in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         The condensed consolidated financial statements include the accounts of Insight Enterprises, Inc. and its subsidiaries, which are primarily wholly-owned. Intercompany accounts and transactions have been eliminated in consolidation.

3.       LINE OF CREDIT

         The Company has a $100,000,000 credit facility with a finance company. The agreement provides for cash advances outstanding at any one time up to a maximum of $100,000,000 on the line of credit, subject to limitations based upon the Company's eligible accounts receivable and inventories. Cash advances bear interest at the London Interbank Offered Rate (LIBOR) plus 0.80% (6.93% at March 31, 2000) payable monthly. The credit facility can be used to facilitate the purchases of inventories from certain suppliers and that portion is classified on the balance sheet as accounts payable. As of March 31, 2000, the balance of this portion of the credit facility was $44,999,000. As of March 31, 2000, an additional $55,001,000 was available under the line of credit.

                            INSIGHT ENTERPRISES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


         The credit facility expires in February 2002 at which time the outstanding balance is due. The line is secured by substantially all of the assets of the Company. The line of credit contains various covenants, including the requirement that the Company maintain a specific dollar amount of tangible net worth and restrictions on payment of cash dividends.

4.       INCOME TAXES

         Income tax expense as provided for the three months ended March 31, 2000 and 1999 is based upon the estimated annual income tax rate of the Company.

                            INSIGHT ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are inherently subject to risk and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology such as "expects," "should," "believes," or "anticipates" or the negative thereof or comparable terminology, or by discussions of Company goals and strategy. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to the following: fluctuations in operating results, intense competition, reliance on outsourcing arrangements, mix of outsourcing arrangements, past and future acquisitions, international operations, risk of business interruption, management of rapid growth, need for additional financing, changing methods of distribution, reliance on suppliers, changes in vendor rebate programs, rapid change in product standards, inventory obsolescence, dependence on key personnel, sales and income tax uncertainty, increasing marketing, postage and shipping cost and Year 2000 issues. These factors are discussed in greater detail under "Factors That May Affect Future Results and Financial Condition" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission.

OVERVIEW

Insight Enterprises, Inc. (the "Company") is a holding company with two major subsidiaries: Insight Direct Worldwide, Inc. ("Insight") and Direct Alliance Corporation ("DAC").


                                     INSIGHT

         Insight commenced operations in 1988 as a direct marketer of hard disk drives and other mass storage products. We have expanded our product line to include name brand computers, a full line of hardware and software products. Net sales include direct marketing sales to businesses, educational institutions, government organizations, consumers and computer resellers. Initially, we focused our marketing effort primarily on advertising in computer magazines and the use of inbound toll-free telemarketing. We have shifted our marketing strategy to the use of outbound account executives, complimented by the use of electronic commerce and marketing, focused primarily on the business, education and government markets. We have hired a number of account executives, and plan to continue to actively increase our account executive base by approximately 150 to 250, net, per quarter through 2000.

         In the fourth quarter of 1997, we began expanding internationally by initiating operations in Canada. During 1998, we entered the United Kingdom market in the second quarter and the German market in the fourth quarter, both through acquisitions.

         Plusnet, a 95% owned subsidiary of Insight, was also acquired during the second quarter of 1998. Plusnet is an Internet service provider (ISP) providing Internet access and value-added Internet services within the United Kingdom to residential, small- and medium-sized businesses and corporate customers.

                            INSIGHT ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                       DAC


         In 1992, we began providing direct marketing services to third-party original equipment manufacturers to leverage our infrastructure and increase our net earnings. Presently, most of our outsourcing arrangements are service-based, whereby we derive revenue based on a percentage of the sales price from products sold. Revenues from service-based sales and the direct costs that relate to the generation of those revenues are included in the Company's net sales and cost of goods sold, respectively. Under certain other outsourcing arrangements, we take title to the products and assume the risk of collection of accounts receivable in addition to sales functions. Revenue and related costs derived from the sales of such products are included in the Company's net sales and cost of goods sold, respectively. The rate of our net sales growth in future periods may be affected by the mix of type of outsourcing arrangements which are in place from time to time. Additionally, some of the programs may be seasonal in nature, as the manufacturers' target customers can have cyclical buying patterns.


Generally, pricing in the computer and related products industry is very aggressive and declining. Therefore, to increase sales we seek to expand our customer base, increase our penetration of existing customers, expand into new markets and expand our product offerings. We expect pricing pressures to continue, and we may be required to reduce our prices to remain competitive. The continued acceptance of electronic commerce might place additional pricing pressure on the Company. Such pricing pressures could have a material adverse effect on the Company's financial condition and results of operations. We expect overall gross margins to continue to decline by approximately one to two tenths of one percent per quarter on average in 2000 and thereafter, primarily due to industry-wide pricing pressures and pricing strategies.

                              RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain financial data of the Company as a percentage of net sales:


                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           --------------------
                                                            2000          1999
                                                           ------        ------

Net sales ..........................................        100.0%        100.0%
Costs of goods sold ................................         88.1          88.2
                                                           ------        ------
         Gross profit ..............................         11.9          11.8
Selling, general and administrative expenses .......          7.5           8.3
Amortization of goodwill ...........................           .1            .1
                                                           ------        ------
         Earnings from operations ..................          4.3           3.4
Non-operating expense, net .........................          0.0           0.1
                                                           ------        ------
         Earnings before income taxes ..............          4.3           3.3
Income tax expense .................................          1.7           1.3
                                                           ------        ------
         Net earnings ..............................          2.6%          2.0%
                                                           ======        ======

                            INSIGHT ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         Net Sales. Net sales increased $129.2 million, or 38.2%, to $467.3 million for the three months ended March 31, 2000 from $338.1 million for the three months ended March 31, 1999. The Company had 1,682 and 1,062 account executives at March 31, 2000 and 1999, respectively.

         Net sales derived from Insight, the direct marketing business, increased $130.5 million, or 41.2%, to $447.5 million for the three months ended March 31, 2000 from $317.0 million for the three months ended March 31, 1999. Net sales for Insight's United States core direct business increased 53% for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. The increase in net sales resulted primarily from deeper account penetration, increased market share, an expanded customer base (both domestic and international), expanded product offerings and Internet enhancements that increased unassisted transactions. Insight's average order size increased to $1,124 for the three months ended March 31, 2000 from $824 for the three months ended March 31, 1999. North American sales represented 91% and 87% of Insight's net sales for the three months ended March 31, 2000 and 1999, respectively. Average order size for our sales in North America increased from $1,129 for the three months ended March 31, 1999 to $1,380 for the three months ended March 31, 2000. European sales represented 9% and 13% of its net sales for the three months ended March 31, 2000 and 1999, respectively. Average order size for our sales in Europe increased from $289 for the three months ended March 31, 1999 to $376 for the three months ended March 31, 2000. Our target market, small- and medium-sized business (including education and government), increased from 87% of net sales for the three months ended March 31, 1999 to 94% for the three months ended March 31, 2000. Insight had 1,437 account executives at March 31, 2000, with 1,274 in North America and 163 in Europe, an increase from 943, 793 and 150, respectively at March 31, 1999.

         Net sales for Plusnet, whose numbers are included in Insight's numbers, increased $700,000, or 41.2%, to $2.4 million for the three months ended March 31, 2000 from $1.7 million for the three months ended March 31, 1999.

         Net sales derived from DAC, the outsourcing business, decreased $1.4 million, or 6.6%, to $19.8 million for the three months ended March 31, 2000 from $21.2 million for the three months ended March 31, 1999. Outsourcing sales represented 4.2% and 6.3% of total Company net sales in the three months ended March 31, 2000 and 1999, respectively. The decrease in sales from outsourcing services resulted primarily from a shift to more service-based arrangements from revenue-based arrangements. The growth rate of the outsourcing arrangements may be affected by the mix of type of outsourcing arrangements - that is, service-based versus revenue-based outsourcing programs. If net sales had been recognized for all programs as if they were revenue-based programs, net sales from DAC would have increased 127% for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. DAC had 245 and 119 account executives at March 31, 2000 and 1999, respectively

         Gross Profit. Gross profit increased $15.5 million, or 38.8%, to $55.4 million for the three months ended March 31, 2000 from $39.9 million for the three months ended March 31, 1999. As a percentage of net sales, gross profit increased from 11.8% for the three months ended March 31, 1999 to 11.9% for the three months ended March 31, 2000. Insight's gross profit, as a percentage of net sales, decreased from 11.7% for the three months ended March 31, 1999 to 11.5% for the three months ended March 31, 2000. DAC's gross profit, as a percentage of net sales, increased from 13.3% for the three

                            INSIGHT ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


months ended March 31, 1999 to 19.5% for the three months ended March 31, 2000. The fluctuations in gross profit percentage primarily resulted from the direct operation's decreased product margin amidst pricing strategies and pressures, increased gross profit provided by service-related outsourcing programs and increased supplier reimbursements, payment discounts, rebates and purchasing opportunities as a result of our increasing size of operations. We expect our overall gross profit percentage to decline one to two tenths of one percent per quarter on average through 2000 and thereafter, primarily due to pricing strategies, industry-wide pricing pressures and our product and outsourcing program mix.

         Operating Expenses. Operating expenses increased $6.8 million, or 24.0%, to $35.1 million for the three months ended March 31, 2000 from $28.3 million for the three months ended March 31, 1999, but decreased as a percentage of net sales to 7.6% for the three months ended March 31, 2000 from 8.4% for the three months ended March 31, 1999. Operating expenses as a percentage of net sales for Insight were 7.5% for the three months ended March 31, 2000 and 8.4% for the three months ended March 31, 1999. The decline in the operating expense percentage at Insight was attributable to increasing economies of scale, the utilization of emerging technologies and continued cost-cutting measures. This decline was partially offset by costs associated with the increase in the number of account executives, the write-off of impaired assets and costs associated with rapid growth. Operating expenses as a percentage of net sales for DAC were 6.7% for the three months ended March 31, 2000 and 8.8% for the three months ended March 31, 1999. This decline was primarily due to the shift from revenue-based to service-based outsourcing programs.

         We increased our overall unassisted web sales to 10.7% of sales for the three months ended March 31, 2000 from 8.2% from the three months ended March 31, 1999. We also increased the percentage of shipments made using our electronic "direct ship" programs with our suppliers to 59.1% for the three months ended March 31, 2000 from 48.5% from the three months ended March 31, 1999. Annualized inventory turnover for the Company for the three months ended March 31, 2000 was 84 times compared to 43 times for the three months ended March 31, 1999.

         Non-Operating (Income) Expense, Net. Non-operating (income) expense, net, which consists primarily of interest expense and interest income, increased to $121,000 of income for the three months ended March 31, 2000 from $275,000 of expense for the three months ended March 31, 1999. Interest expense primarily relates to borrowings associated with the financing of Insight's sales facility in Tempe, Arizona and the financing of inventory purchases under the Company's line of credit. Interest income is generated by the Company through short-term investments, some of which are investment grade tax-advantaged bonds. Non-operating (income) expense, net is improving due to our increasingly strong cash position.

         Income Tax Expense. The Company's effective tax rate was consistent at 39.7% for the quarters ended March 31, 2000 and 1999, respectively.

         Net Earnings. Net earnings increased $5.5 million, or 80.9%, to $12.3 million for the three months ended March 31, 1999 from $6.8 for the three months ended March 31, 1999. Diluted earnings per share increased 73.1% to $0.45 for the three months ended March 31, 2000 from $0.26 for the three months ended March 31, 1999. Net earnings for Insight increased 72.6% to $10.7 million for the three months ended March 31, 2000 from $6.2 million for the three months ended March 31, 1999. Plusnet net earnings, included in the numbers for Insight, increased 17.6% to $381,000 for the three months ended March 31, 2000 from $324,000 for the three months ended March 31, 1999. Net earnings for

                            INSIGHT ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


DAC increased 171.2% to $1.6 million for the three months ended March 31, 2000 from $590,000 for the three months ended March 31, 1999.

SEASONALITY

         We have historically experienced seasonal fluctuations in our growth of net sales, earnings from operations and net earnings. However, as we increase our percentage of sales from business, education and government markets, our quarterly net sales, earnings from operations and net earnings have been less impacted by seasonality. Our net sales growth rate, earnings from operations and net earnings as a percentage of net sales could be affected by the mix of types of outsourcing arrangements, which are in place from time to time. Additionally, some of the outsourcing programs can be seasonal in nature because the manufacturers' target customers can have cyclical buying patterns.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary capital needs have been to fund the working capital requirements and capital expenditures necessitated by our sales growth.

         Until the last two years, cash flows from operations generally have been negative due primarily to increases in accounts receivable and inventories necessitated by sales growth and the continued shift from sales to the home market to sales to the business, education and government markets. This trend had been changing as the Company decreased its inventory levels and increased the percentage of inventory shipments made directly by suppliers to the Company's customers.

         The Company's net cash used in operating activities was $1.0 million for the three months ended March 31, 2000 compared to $16.1 million provided by operating activities for the three months ended March 31, 1999. The negative cash flow in the current period was primarily due to a $37.6 million increase in accounts receivable and a $2.8 million increase in inventories as a result of increased sales. These increases were funded primarily by net earnings of $12.3 million and an increase in accounts payable of $21.5 million.

         Capital expenditures for the three months ended March 31, 2000 and 1999 were $5.8 million and $4.4 million, respectively. Capital expenditures for the three months ended March 31, 2000 and the three months ended March 31, 1999 primarily relate to new software applications.

         Our future capital requirements include financing the growth of working capital items such as accounts receivable and inventories, the purchase of software enhancements, the purchase of equipment, furniture and fixtures to accommodate future growth and funds needed for future organic growth and/or acquisitions. We anticipate that cash flow from operations together with the funds available under our credit facility should be adequate to support the Company's presently anticipated cash and working capital requirements through 2000. Our ability to continue funding planned growth beyond 2000 is dependent upon our ability to generate sufficient cash flow or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required. See Note 3 of Notes to Condensed Consolidated Financial Statements for a description of the Company's $100 million credit facility.

                            INSIGHT ENTERPRISES, INC.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


PART II -  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 27 - Financial Data Schedule for the three months ended March 31, 2000.


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


DATE:  MAY 10, 2000                    INSIGHT ENTERPRISES, INC.



                                          BY: /s/  ERIC CROWN
                                              ERIC J. CROWN
                                              CHIEF EXECUTIVE OFFICER





                                          BY: /s/  STANLEY LAYBOURNE
                                              STANLEY LAYBOURNE
                                              CHIEF FINANCIAL OFFICER, SECRETARY
                                              AND TREASURER

                                EXHIBIT INDEX

                   Exhibit 27     -     Financial Data Schedule