Form 10-Q
period 2000-06-30
INSIGHT ENTERPRISES INC
filed 2000-08-14
CIK 932696

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
                    [X] QUARTERLY REPORT PURSUANT TO SECTION
                   13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2000

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

                               Yes [X]     No [ ]

The number of shares outstanding of the issuer's common stock as of August 10, 2000 was 27,293,405.

                            INSIGHT ENTERPRISES, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                          PAGE
Item 1 - Financial Statements:

  Condensed Consolidated Balance Sheets -
  June 30, 2000 and December 31, 1999..............................................................       3

  Condensed Consolidated Statements of Earnings -
  Three and Six Months Ended June 30, 2000 and 1999................................................       4

  Condensed Consolidated Statements of Cash Flows -
  Six Months Ended June 30, 2000 and 1999..........................................................       5

  Notes to Condensed Consolidated Financial Statements.............................................       6

Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations..........................................................................       8

Item 3 - Quantitative and Qualitative Disclosures about Market Risk.................................     16

PART II - OTHER INFORMATION........................................................................      17

Item 4 - Submission of Matters to a Vote of Security Holders.......................................      17

Item 6 - Exhibits and Reports on Form 8-K..........................................................      17

SIGNATURES.........................................................................................      18

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  JUNE 30,      DECEMBER 31,
                                                                                    2000           1999
                                                                                    ----           ----
                                                                                (UNAUDITED)
                                     ASSETS
Current assets:
     Cash and cash equivalents ............................................      $  46,736       $  66,675
     Accounts receivable, net .............................................        252,398         200,910
     Inventories, net .....................................................         32,358          18,928
     Prepaid expenses and other current assets ............................          5,721           6,800
                                                                                 ---------       ---------
              Total current assets ........................................        337,213         293,313

Property and equipment, net ...............................................         72,297          56,436
Goodwill, net .............................................................         36,423          25,285
Other assets ..............................................................            816             348
                                                                                 ---------       ---------
                                                                                 $ 446,749       $ 375,382
                                                                                 =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable .....................................................      $ 172,063       $ 135,201
     Accrued expenses and other current liabilities .......................         14,195          16,585
                                                                                 ---------       ---------
              Total current liabilities ...................................        186,258         151,786

Line of credit ............................................................             --              --
Long-term debt, less current portion ......................................         14,741          14,832

Stockholders' equity:
     Preferred stock, $.01 par value, 3,000,000 shares
       authorized, no shares issued .......................................             --              --
     Common stock, $.01 par value, 100,000,000 shares authorized,
       27,237,003 at June 30, 2000 and 26,801,675 at
       December 31, 1999 shares issued and outstanding ....................            273             268
     Additional paid-in capital ...........................................        139,131         125,923
     Retained earnings ....................................................        109,792          83,729
     Accumulated other comprehensive income - foreign
       currency translation ...............................................         (2,857)         (1,156)
     Treasury stock, 20,663 shares at cost ................................           (589)             --
                                                                                 ---------       ---------
              Total stockholders' equity ..................................        245,750         208,764
                                                                                 ---------       ---------
                                                                                 $ 446,749       $ 375,382
                                                                                 =========       =========

     See accompanying notes to condensed consolidated financial statements.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                 JUNE 30,                             JUNE 30,
                                                         2000               1999              2000              1999
                                                         ----               ----              ----              ----
Net sales ..................................      $    488,174       $    365,228      $    955,477       $    703,364
Costs of goods sold ........................           430,201            322,964           842,108            621,234
                                                  ------------       ------------      ------------       ------------
        Gross profit .......................            57,973             42,264           113,369             82,130
Operating Expenses:
Selling, general and administrative
  expenses..................................            34,429             28,997            69,162             56,999
Restricted stock charge ....................             1,127                 --             1,127                 --
Amortization of goodwill ...................               325                305               665                611
                                                  ------------       ------------      ------------       ------------
        Earnings from operations ...........            22,092             12,962            42,415             24,520
Non-operating (income) expense, net ........              (517)               188              (638)               463
                                                  ------------       ------------      ------------       ------------
        Earnings before income taxes .......            22,609             12,774            43,053             24,057
Income tax expense .........................             8,872              4,887            16,989              9,363
                                                  ------------       ------------      ------------       ------------
        Net earnings .......................      $     13,737       $      7,887      $     26,064       $     14,694
                                                  ============       ============      ============       ============

Earnings per share:
        Basic ..............................      $       0.51       $       0.31      $       0.98       $       0.58
                                                  ============       ============      ============       ============
        Diluted ............................      $       0.49       $       0.30      $       0.94       $       0.55
                                                  ============       ============      ============       ============

Shares used in per share calculation:
        Basic ..............................        26,713,588         25,588,571        26,723,205         25,535,334
                                                  ============       ============      ============       ============
        Diluted ............................        27,968,102         26,615,830        27,760,908         26,644,055
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

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                            ------------------------
                                                                                               2000           1999
                                                                                               ----           ----
Cash flows from operating activities:
   Net earnings ......................................................................      $ 26,064       $ 14,694
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization ..................................................         5,754          3,493
      Tax benefit from stock options exercised .......................................         4,350            423
      Provision for losses on accounts receivable ....................................         3,476          2,038
      Provision for obsolete and slow moving inventories .............................         2,453          1,713
      Deferred income tax (benefit) expense ..........................................          (672)           511
      Change in operating assets and liabilities, net of acquisitions:
         Increase in accounts receivable .............................................       (56,051)       (32,216)
         (Increase) decrease in inventories ..........................................       (16,066)        10,268
         Decrease (increase) in prepaid expenses and other current assets ............         1,686            (96)
         (Increase) decrease in other assets and goodwill ............................          (576)           515
         Increase in accounts payable ................................................        37,948         27,347
         Decrease in accrued expenses and other
            current liabilities ......................................................        (2,039)          (370)
                                                                                            --------       --------
            Net cash provided by operating activities ................................         6,327         28,320
                                                                                            --------       --------
Cash flows from investing activities:
   Purchases of property and equipment ...............................................       (21,746)       (10,790)
   Purchase of additional interest in Plusnet Technologies, Ltd. .....................        (1,809)            --
                                                                                            --------       --------
            Net cash used in investing activities ....................................       (23,555)       (10,790)
                                                                                            --------       --------
Cash flows from financing activities:
   Net repayments of long-term debt, less current portion ............................          (128)          (277)
   Issuance of common stock ..........................................................         8,862          2,216
   Purchase of treasury stock ........................................................       (11,749)            --
                                                                                            --------       --------
            Net cash (used in) provided by financing activities ......................        (3,015)         1,939
                                                                                            --------       --------
Effect of exchange rate on cash and cash equivalents .................................           304           (802)
                                                                                            --------       --------
(Decrease) increase in cash and cash equivalents .....................................       (19,939)        18,667
Cash and cash equivalents at beginning of period .....................................        66,675         12,974
                                                                                            --------       --------
Cash and cash equivalents at end of period ...........................................      $ 46,736       $ 31,641
                                                                                            ========       ========
Supplemental disclosure of non-cash financing and investing activity:
   Treasury stock issued as final contingent acquisition payment .....................      $ 11,160       $     --
                                                                                            ========       ========

     See accompanying notes to condensed consolidated financial statements.

                            INSIGHT ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       DESCRIPTION OF BUSINESS

         Insight Enterprises, Inc. (the "Company") is a holding company with two major operating units: Insight Direct Worldwide, Inc. ("Insight") and Direct Alliance Corporation ("Direct Alliance").

         Insight is a leading global direct marketer of computers, hardware and software, with locations in the United States, Canada, the United Kingdom and Germany. We market primarily to small- and medium-sized businesses of 50 to 1,000 employees, through a combination of proactive outbound telephone-based sales and electronic commerce and marketing. One of Insight's subsidiaries, Plusnet Technologies, Ltd. ("PlusNet"), is an Internet ("ISP") and application ("ASP") service provider providing Internet access and value-added Internet application services within the United Kingdom to residential, small- and medium-sized businesses and corporate customers.

         Direct Alliance is a global outsourcing provider of web marketing, sales and transactional management services for traditional and e-commerce companies.

2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2000, the results of operations for the three and six months ended June 30, 2000 and 1999, and the cash flows for the six months ended June 30, 2000 and 1999. The condensed consolidated balance sheet as of December 31, 1999 was derived from the audited consolidated financial statements at such date. Certain amounts in the condensed consolidated financial statements have been reclassified to conform to the current presentation. The results of operations for such interim periods are not necessarily indicative of results for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, including the related notes thereto, in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         The condensed consolidated financial statements include the accounts of Insight Enterprises, Inc. and its subsidiaries, which are primarily wholly-owned. Intercompany accounts and transactions have been eliminated in consolidation.

         On June 23, 2000, 391,787 shares of the Company's Common Stock were issued out of treasury shares as final consideration of the contingent payment related to the acquisition of PlusNet. $11,160,215 has been recorded as goodwill and no additional payments to the seller will be required.

3.       LINE OF CREDIT

         The Company has a $100,000,000 credit facility with a finance company. The agreement provides for cash advances outstanding at any one time up to a maximum of $100,000,000 on the line of credit, subject to limitations based upon the Company's eligible accounts receivable and inventories. Cash advances bear interest at the London Interbank Offered Rate (LIBOR) plus 0.80% (7.44% at June 30, 2000) payable monthly. The credit facility can be used to facilitate the purchases of inventories

                            INSIGHT ENTERPRISES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

from certain suppliers and that portion is classified on the balance sheet as accounts payable. As of June 30, 2000, the balance of this portion of the credit facility was $51,836,000. As of June 30, 2000, an additional $48,164,000 was available under the line of credit.

         The credit facility expires in February 2002 at which time the outstanding balance is due. The line is secured by substantially all of the assets of the Company. The line of credit contains various covenants, including the requirement that the Company maintain a specific dollar amount of tangible net worth and restrictions on payment of cash dividends.

4.       INCOME TAXES

         Income tax expense as provided for the three and six months ended June 30, 2000 and 1999 is based upon the estimated annual income tax rate of the Company.

                            INSIGHT ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are inherently subject to risk and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology such as "expects," "should," "believes," or "anticipates" or the negative thereof or comparable terminology, or by discussions of Company goals and strategy. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to the following: fluctuations in operating results, intense competition, reliance on outsourcing arrangements, mix of outsourcing arrangements, past and future acquisitions, international operations, risk of business interruption, management of rapid growth, need for additional financing, changing methods of distribution, reliance on suppliers, changes in supplier reimbursement programs, rapid change in product standards, inventory obsolescence, dependence on key personnel, sales and income tax uncertainty and increasing marketing, postage and shipping costs. These factors are discussed in greater detail under "Factors That May Affect Future Results and Financial Condition" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission.

OVERVIEW

Insight Enterprises, Inc. (the "Company") is a holding company with two major operating units: Insight Direct Worldwide, Inc. ("Insight") and Direct Alliance Corporation ("Direct Alliance").


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

         PlusNet, a 95% owned subsidiary of Insight, was also acquired during the second quarter of 1998. PlusNet is an Internet ("ISP") and applications ("ASP") service provider providing Internet access and value-added Internet application services within the United Kingdom to residential, small- and medium-sized businesses and corporate customers.

                            INSIGHT ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                                 DIRECT ALLIANCE

         In 1992, we began providing direct marketing services to third-party original equipment manufacturers to leverage our infrastructure and increase our net earnings. Currently, we provide services for several manufacturers including Compaq, IBM, Micron, Toshiba, Unisys and one major unnamed customer. Most of our outsourcing arrangements are service-based, whereby we derive revenue based on a percentage of the sales price from products sold. Revenues from service-based sales and the direct costs that relate to the generation of those revenues are included in the Company's net sales and cost of goods sold, respectively. Under certain other outsourcing arrangements, we take title to the products and assume the risk of collection of accounts receivable in addition to sales functions. Revenue and related costs derived from the sales of such products are included in the Company's net sales and cost of goods sold, respectively. The rate of our net sales growth in future periods may be affected by the mix of type of outsourcing arrangements which are in place from time to time. Additionally, some of the programs may be seasonal in nature, as the manufacturers' target customers can have cyclical buying patterns.


Generally, pricing in the computer and related products industry is very aggressive and declining. Therefore, to increase sales we seek to expand our customer base, increase our penetration of existing customers, expand into new markets and expand our product offerings. We expect pricing pressures to continue, and we may be required to reduce our prices to remain competitive. The continued acceptance of electronic commerce might place additional pricing pressure on the Company. Such pricing pressures could have a material adverse effect on the Company's financial condition and results of operations. We expect overall gross margins to continue to fluctuate depending on factors such as industry-wide pricing pressures, supplier reimbursement programs, pricing/selling strategies and our product and outsourcing program mix.

                            INSIGHT ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                              RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain financial data of the Company as a percentage of net sales:

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30,                 JUNE 30,
                                                   2000         1999        2000         1999
                                                   ----         ----        ----         ----
Net sales ..................................      100.0%       100.0%      100.0%       100.0%
Costs of goods sold ........................       88.1         88.4        88.1         88.3
                                                  -----        -----       -----        -----
         Gross profit ......................       11.9         11.6        11.9         11.7
Operating Expenses:
Selling, general and administrative
  expenses...................................       7.1          8.0         7.3          8.1
Restricted stock charge ....................        0.2           --         0.1           --
Amortization of goodwill ...................        0.1          0.1         0.1          0.1
                                                  -----        -----       -----        -----
         Earnings from operations ..........        4.5          3.5         4.4          3.5
Non-operating (income) expense, net ........       (0.1)         0.0        (0.1)         0.1
                                                  -----        -----       -----        -----
         Earnings before income taxes ......        4.6          3.5         4.5          3.4
Income tax expense .........................        1.8          1.3         1.8          1.3
                                                  -----        -----       -----        -----
         Net earnings ......................        2.8%         2.2%        2.7%         2.1%
                                                  =====        =====       =====        =====

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         Net Sales. Net sales increased $123.0 million, or 34%, to $488.2 million for the three months ended June 30, 2000 from $365.2 million for the three months ended June 30, 1999. The Company had 1,822 and 1,260 account executives at June 30, 2000 and 1999, respectively.

         Net sales derived from Insight, the direct marketing business, increased $124.6 million, or 37%, to $462.9 million for the three months ended June 30, 2000 from $338.3 million for the three months ended June 30, 1999. Net sales for Insight's United States core (organically grown) direct business increased 45% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. The increase in net sales resulted primarily from deeper account penetration, increased market share, an expanded customer base (both domestic and international), expanded product offerings and Internet enhancements that increased unassisted transactions. Insight's average order size increased to $1,299 for the three months ended June 30, 2000 from $943 for the three months ended June 30, 1999. North American sales represented 93% and 90% of Insight's net sales for the three months ended June 30, 2000 and 1999, respectively. Average order size for our sales in North America increased from $1,256 for the three months ended June 30, 1999 to $1,480 for the three months ended June 30, 2000. European sales represented 7% and 10% of its net sales for the three months ended June 30, 2000 and 1999, respectively. Average order size for our sales in Europe increased from $281 for the three months ended June 30, 1999 to $456 for the three months ended June 30, 2000. Insight's target market, small- and medium-sized business (including education and government), increased from 91% of net sales for the three months ended June 30, 1999 to 96% for the three months ended June 30, 2000. Insight had

                            INSIGHT ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

1,580 account executives at June 30, 2000, with 1,432 in North America and 148 in Europe, an increase from 1,041, 902 and 139, respectively, at June 30, 1999.

         Net sales for PlusNet, whose numbers are included in Insight's numbers, increased $500,000, or 29%, to $2.2 million for the three months ended June 30, 2000 from $1.7 million for the three months ended June 30, 1999.

         Net sales derived from Direct Alliance, the outsourcing business, decreased $1.6 million, or 6%, to $25.3 million for the three months ended June 30, 2000 from $26.9 million for the three months ended June 30, 1999. Outsourcing sales represented 5.2% and 7.4% of total Company net sales in the three months ended June 30, 2000 and 1999, respectively. The expected decrease in sales from outsourcing services resulted primarily from a shift to more service-based arrangements from revenue-based arrangements. The growth rate of the outsourcing arrangements may be affected by the mix of type of outsourcing arrangements - that is, service-based versus revenue-based outsourcing programs. If net sales had been recognized for all programs as if they were revenue-based programs, net sales from Direct Alliance would have increased 221% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. Direct Alliance had 242 and 219 account executives at June 30, 2000 and 1999, respectively.

         Gross Profit. Gross profit increased $15.7 million, or 37%, to $58.0 million for the three months ended June 30, 2000 from $42.3 million for the three months ended June 30, 1999. As a percentage of net sales, gross profit increased from 11.6% for the three months ended June 30, 1999 to 11.9% for the three months ended June 30, 2000. Insight's gross profit, as a percentage of net sales, increased from 11.2% for the three months ended June 30, 1999 to 11.6% for the three months ended June 30, 2000. Direct Alliance's gross profit, as a percentage of net sales, increased from 15.9% for the three months ended June 30, 1999 to 17.3% for the three months ended June 30, 2000. The fluctuations in gross profit percentage primarily resulted from the direct operation's decreased product margin amidst pricing strategies and pressures, increased gross profit provided by service-related outsourcing programs and increased supplier reimbursements, payment discounts, rebates and purchasing opportunities as a result of our increasing size of operations. We expect our future gross profit percentage to fluctuate depending on factors such as industry-wide pricing pressures, supplier reimbursement programs, pricing/selling strategies and our product and outsourcing program mix.

         Operating Expenses. Operating expenses, before the effect of a $1.1 million pre-tax restricted common stock charge described below, increased $5.5 million, or 19%, to $34.8 million for the three months ended June 30, 2000 from $29.3 million for the three months ended June 30, 1999, but decreased as a percentage of net sales to 7.1% for the three months ended June 30, 2000 from 8.1% for the three months ended June 30, 1999. Operating expenses as a percentage of net sales for Insight were 7.2% for the three months ended June 30, 2000 and 8.1% for the three months ended June 30, 1999. The decline in the operating expense percentage at Insight was attributable to increasing economies of scale, the utilization of emerging technologies and continued cost-cutting measures. This decline was partially offset by costs associated with the increase in the number of account executives, the scheduled amortization of restricted stock previously issued to employees and costs associated with rapid growth. Operating expenses as a percentage of net sales for Direct Alliance were 7.3% for the three months ended June 30, 2000 and 6.6% for the three months ended June 30, 1999. The increase in operating expense percentage resulted from Direct Alliance's planned investment to enhance scalability and service offerings through its breadth and depth of management and technical staff.

                            INSIGHT ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         We increased our overall unassisted web sales to 11.2% of net sales for the three months ended June 30, 2000 from 8.7% from the three months ended June 30, 1999. We also increased the percentage of shipments made using our electronic "direct ship" programs with our suppliers to 62.8% for the three months ended June 30, 2000 from 54.3% from the three months ended June 30, 1999. Annualized inventory turnover for the Company for the three months ended June 30, 2000 was 65 times compared to 60 times for the three months ended June 30, 1999.

         Restricted Stock Charge. As previously disclosed, the Company issued shares of restricted common stock as incentives to certain officers and employees. The restricted common shares are valued at the date of grant, amortized over the three-year vesting period and the majority contain an acceleration clause which causes the shares to automatically vest if the Company's stock closed above a certain price of either $44 or $66 per share. On May 15, 2000, the Company's stock closed above $44 causing 76,264 restricted common stock shares to automatically vest. The Company has recorded a pre-tax charge of $1.1 million related to the early vesting of this restricted common stock. This charge represents the unamortized portion of the restricted stock in excess of the scheduled amortization. At June 30, 2000, there were 70,616 shares of restricted common stock outstanding, which represents $1,866,197 of unamortized deferred compensation. 44,858 of these restricted common shares will automatically vest if the Company's stock closes above $66 per share. The remaining 25,758 have no such acceleration clause.

         Non-Operating (Income) Expense, Net. Non-operating (income) expense, net, which consists primarily of interest expense and interest income, increased to ($517,000) of income for the three months ended June 30, 2000 from $188,000 of expense for the three months ended June 30, 1999. Interest expense primarily relates to borrowings associated with the financing of facility acquisitions and the financing of inventory purchases under the Company's line of credit. Interest income is generated by the Company through short-term investments, some of which are investment grade tax- advantaged bonds. Interest income is improving due to our increasingly strong cash position.

         Income Tax Expense. The Company's effective tax rate was 39.2% and 38.3% for the quarters ended June 30, 2000 and 1999, respectively.

         Net Earnings. Net earnings, before the effect of a $685,000, net of tax, restricted common stock charge, increased $6.5 million, or 83%, to $14.4 million for the three months ended June 30, 2000 from $7.9 million for the three months ended June 30, 1999. Diluted earnings per share, before the effect of a restricted common stock charge, increased 73% to $0.52 for the three months ended June 30, 2000 from $0.30 for the three months ended June 30, 1999. Net earnings for Insight increased 98% to $12.7 million for the three months ended June 30, 2000 from $6.4 million for the three months ended June 30, 1999. PlusNet net earnings, included in the numbers for Insight, decreased 64% to $151,000 for the three months ended June 30, 2000 from $422,000 for the three months ended June 30, 1999. Net earnings for Direct Alliance increased 15% to $1.7 million for the three months ended June 30, 2000 from $1.5 million for the three months ended June 30, 1999.

                            INSIGHT ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         Net Sales. Net sales increased $252.1 million, or 36%, to $955.5 million for the six months ended June 30, 2000 from $703.4 million for the six months ended June 30, 1999.

         Net sales derived from Insight, the direct marketing business, increased $255.0 million, or 39%, to $910.3 million for the six months ended June 30, 2000 from $655.3 million for the six months ended June 30, 1999. Net sales for Insight's United States core (organically grown) direct business increased 49% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. The increase in net sales resulted primarily from deeper account penetration, increased market share, an expanded customer base (both domestic and international), expanded product offerings and Internet enhancements that increased unassisted transactions. North American sales represented 92% and 88% of Insight's net sales for the six months ended June 30, 2000 and 1999, respectively. European sales represented 8% and 12% of its net sales for the six months ended June 30, 2000 and 1999, respectively.

         Net sales for PlusNet, whose numbers are included in Insight's numbers, increased $1.1, or 32%, to $4.5 million for the six months ended June 30, 2000 from $3.4 million for the six months ended June 30, 1999.

         Net sales derived from Direct Alliance, the outsourcing business, decreased $3.0 million, or 6%, to $45.1 million for the six months ended June 30, 2000 from $48.1 million for the six months ended June 30, 1999. Outsourcing sales represented 4.7% and 6.8% of total Company net sales in the six months ended June 30, 2000 and 1999, respectively. The expected decrease in sales from outsourcing services resulted primarily from a shift to more service-based arrangements from revenue-based arrangements. The growth rate of the outsourcing arrangements may be affected by the mix of type of outsourcing arrangements - that is, service-based versus revenue-based outsourcing programs. If net sales had been recognized for all programs as if they were revenue-based programs, net sales from Direct Alliance would have increased 177% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999.

         Gross Profit. Gross profit increased $31.2 million, or 38%, to $113.3 million for the six months ended June 30, 2000 from $82.1 million for the six months ended June 30, 1999. As a percentage of net sales, gross profit increased from 11.7% for the six months ended June 30, 1999 to 11.9% for the six months ended June 30, 2000. Insight's gross profit, as a percentage of net sales, remained constant at 11.5% for the six months ended June 30, 1999 and June 30, 2000. Direct Alliance's gross profit, as a percentage of net sales, increased from 14.7% for the six months ended June 30, 1999 to 18.3% for the six months ended June 30, 2000. The fluctuations in gross profit percentage primarily resulted from the direct operation's decreased product margin amidst pricing strategies and pressures, increased gross profit provided by service-related outsourcing programs and increased supplier reimbursements, payment discounts, rebates and purchasing opportunities as a result of our increasing size of operations. We expect our overall future profit percentage to fluctuate depending on factors such as industry-wide pricing pressures, supplier reimbursement programs, pricing/selling strategies and our product and outsourcing program mix.

         Operating Expenses. Operating expenses, before the effect of a $1.1 million pretax restricted common stock charge described below, increased $12.2 million, or 21%, to $69.8 million for the six

                            INSIGHT ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

months ended June 30, 2000 from $57.6 million for the six months ended June 30, 1999, but decreased as a percentage of net sales to 7.4% for the six months ended June 30, 2000 from 8.2% for the six months ended June 30, 1999. Operating expenses as a percentage of net sales for Insight were 7.3% for the six months ended June 30, 2000 and 8.3% for the six months ended June 30, 1999. The decline in the operating expense percentage at Insight was attributable to increasing economies of scale, the utilization of emerging technologies and continued cost-cutting measures. This decline was partially offset by costs associated with the increase in the number of account executives, the write-off of impaired assets, the scheduled amortization of restricted stock previously issued to employees and costs associated with rapid growth. Operating expenses as a percentage of net sales for Direct Alliance were 6.6% for the six months ended June 30, 2000 and 7.5% for the six months ended June 30, 1999. This decrease was due to the shift from revenue-based to service-based outsourcing programs offset by Direct Alliance's planned investment to enhance scalability through its breadth and depth of management and technical staff.

         Restricted Stock Charge. As previously disclosed, the Company issued shares of restricted common stock as incentives to certain officers and employees. The restricted common shares are valued at the date of grant, amortized over the three-year vesting period and the majority contain an acceleration clause which causes the shares to automatically vest if the Company's stock closed above a certain price of either $44 or $66 per share. On May 15, 2000, the Company's stock closed above $44 causing 76,264 restricted common stock shares to automatically vest. The Company has recorded a pre-tax charge of $1.1 million related to the early vesting of this restricted common stock. This charge represents the unamortized portion of the restricted stock in excess of the scheduled amortization. At June 30, 2000, there were 70,616 shares of restricted common stock outstanding, which represents $1,866,197 of unamortized deferred compensation. 44,858 of these restricted common shares will automatically vest if the Company's stock closes above $66 per share. The remaining 25,758 have no such acceleration clause.

         Non-Operating (Income) Expense, Net. Non-operating (income) expense, net, which consists primarily of interest expense and interest income, increased to ($638,000) of income for the six months ended June 30, 2000 from $463,000 of expense for the six months ended June 30, 1999. Interest expense primarily relates to borrowings associated with the financing of facility acquisitions and the financing of inventory purchases under the Company's line of credit. Interest income is generated by the Company through short-term investments, some of which are investment grade tax- advantaged bonds. Interest income is improving due to our increasingly strong cash position.

         Income Tax Expense. The Company's effective tax rate was 39.5% and 38.9% for the six months ended June 30, 2000 and 1999, respectively.

         Net Earnings. Net earnings, before the effect of a $685,000, net of tax, restricted common stock charge, increased $12 million, or 82%, to $26.7 million for the six months ended June 30, 1999 from $14.7 million for the six months ended June 30, 1999. Diluted earnings per share, before the effect of a restricted common stock charge, increased 75% to $0.96 for the six months ended June 30, 2000 from $0.55 for the six months ended June 30, 1999. Net earnings for Insight increased 86% to $23.4 million for the six months ended June 30, 2000 from $12.6 million for the six months ended June 30, 1999. PlusNet net earnings, included in the numbers for Insight, decreased 29% to $532,000 for the six months ended June 30, 2000 from $746,000 for the six months ended June 30, 1999. Net earnings for Direct

                            INSIGHT ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Alliance increased 62% to $3.4 million for the six months ended June 30, 2000 from $2.1 for the six months ended June 30, 1999.

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

         Until the last two fiscal years, cash flows from operations generally have been negative due primarily to increases in accounts receivable and inventories necessitated by sales growth and the continued shift from sales to the home market to sales to the business, education and government markets. This trend has been changing as the Company decreased its inventory levels and increased the percentage of inventory shipments made directly by suppliers to the Company's customers.

         The Company's net cash provided by operating activities was $6.3 million for the six months ended June 30, 2000 compared to $28.3 million provided by operating activities for the six months ended June 30, 1999. The positive cash flow in the current period was primarily due to a $37.9 million increase in accounts payable and $26.1 million in net earnings. These funds were used to fund a $56.1 million increase in accounts receivable and a $16.1 million increase in inventories as a result of increased sales and opportunistic inventory purchases.

         Capital expenditures for the six months ended June 30, 2000 and 1999 were $21.7 million and $10.8 million, respectively. Capital expenditures for the six months ended June 30, 2000 primarily relate to the acquisition of an additional Direct Alliance facility in Tempe, Arizona, an additional Insight facility in Montreal, Canada, computer hardware for PlusNet and new software applications. Capital expenditures for the six months ended June 30, 1999 primarily relate to new software applications.

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

                            INSIGHT ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25." The Interpretation clarifies the application of APB Opinion No. 25 in certain situations, as defined. The Interpretation is effective July 1, 2000 but covers certain events having occurred after December 15, 1998. To the extent that events covered by this Interpretation occur during the period after December 15, 1998 but before the issuance of the Interpretation, the effects of applying this Interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of this Interpretation, no adjustment would be made to the financial statements for the periods before the effective date and no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. The Company has adopted this Interpretation and believes it will not have a material impact on the accompanying financial statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                            INSIGHT ENTERPRISES, INC.

PART II -  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company's Annual Shareholders' Meeting was held on May 16,
             2000.

         (b) At the Annual Shareholders' Meeting, proposals were considered for:
             (i) the election of Timothy A. Crown and Stanley Laybourne as Class III directors to serve until the annual meeting of shareholders in 2003; (ii) the approval of an amendment to the Company's Amended and Restated Certificate of Incorporation increasing the number of authorized shares of common stock, $.01 par value per share, from 30,000,000 to 100,000,000; (iii) the approval of amendments to the Company's 1998 Long-Term Incentive Plan increasing the number of shares authorized for issuance thereunder to 4,000,000 and to make certain other amendments.

         (c) The proposals were all approved with the following voting results as follows:

         PROPOSAL                 VOTED FOR        VOTED AGAINST      ABSTAINED     BROKER NON-VOTES

Election of Timothy A.           19,776,656                --         3,555,441           --
Crown as a Class III
Director

Election of Stanley               19,765,164                --        3,566,933           --
Laybourne as a Class III
Director

Approval of Amendment to          15,762,108         7,569,989        3,572,172           --
Amended and Restated
Articles of Incorporation

Approval of Amendments            14,977,570         8,354,527        3,572,172           --
to 1998 Long-Term Incentive
Plan

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             Exhibit 27 - Financial Data Schedule for the six months ended June 30, 2000.


         (b) Reports on Form 8-K - None

                            INSIGHT ENTERPRISES, INC.


SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:  AUGUST 11, 2000                        INSIGHT ENTERPRISES, INC.



                                              BY: /S/  ERIC CROWN
                                                  ------------------------------
                                              ERIC J. CROWN
                                              CO - CHIEF EXECUTIVE OFFICER





                                              BY: /S/  STANLEY LAYBOURNE
                                                  ------------------------------
                                              STANLEY LAYBOURNE
                                              CHIEF FINANCIAL OFFICER, SECRETARY
                                              AND TREASURER

                                Exhibit Index

 Exhibit 27 - Financial Data Schedule for the six months ended June 30, 2000