Form 10-Q
period 2000-09-30
INSIGHT ENTERPRISES INC
filed 2000-11-14
CIK 932696

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

          [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2000

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

                   Yes    X                      No
                      ---------                    ---------

The number of shares outstanding of the issuer's common stock as of November 9, 2000 was 41,530,804.

                            INSIGHT ENTERPRISES, INC.

                                      INDEX

                                                                                PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

  Condensed Consolidated Balance Sheets -
  September 30, 2000 and December 31, 1999....................................     3

  Condensed Consolidated Statements of Earnings -
  Three and Nine Months Ended September 30, 2000 and 1999.....................     4

  Condensed Consolidated Statements of Cash Flows -
  Nine Months Ended September 30, 2000 and 1999...............................     5

  Notes to Condensed Consolidated Financial Statements........................     6

Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations.....................................................     8

Item 3 - Quantitative and Qualitative Disclosures about Market Risk...........    16

PART II - OTHER INFORMATION...................................................    17

Item 2 - Changes in Securities and Use of Proceeds............................    17
Item 6 - Exhibits and Reports on Form 8-K.....................................    17

SIGNATURES....................................................................    18

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                            2000            1999
                                                                       -------------    ------------
                                                                        (UNAUDITED)
                                               ASSETS

Current assets:
   Cash and cash equivalents ......................................      $  42,602       $  66,675
   Accounts receivable, net .......................................        299,798         200,910
   Inventories, net ...............................................         23,724          18,928
   Prepaid expenses and other current assets ......................          6,752           6,800
                                                                         ---------       ---------
         Total current assets .....................................        372,876         293,313

Property and equipment, net .......................................         75,389          56,436
Goodwill, net .....................................................         34,908          25,285
Other assets ......................................................          2,483             348
                                                                         ---------       ---------
                                                                         $ 485,656       $ 375,382
                                                                         =========       =========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt ..............................      $     634       $     638
   Current portion of obligations under capital leases ............            366             260
   Accounts payable ...............................................        210,118         135,201
   Accrued expenses and other current liabilities .................         13,162          15,687
                                                                         ---------       ---------
         Total current liabilities ................................        224,280         151,786

Long-term debt, less current portion ..............................         13,307          13,798
Obligations under capital leases, less current portion ............          1,177           1,034

Stockholders' equity:
   Preferred stock, $.01 par value, 3,000,000 shares
     authorized, no shares issued .................................             --              --
   Common stock, $.01 par value, 100,000,000 shares authorized,
     41,368,767 at September 30, 2000 and 40,202,512 at
     December 31, 1999 shares issued and outstanding ..............            414             402
   Additional paid-in capital .....................................        146,960         125,789
   Retained earnings ..............................................        125,964          83,729
   Accumulated other comprehensive income - foreign
     currency translation .........................................         (4,145)         (1,156)
   Treasury stock, 766,545 shares at cost .........................        (22,301)             --
                                                                         ---------       ---------
         Total stockholders' equity ...............................        246,892         208,764
                                                                         ---------       ---------
                                                                         $ 485,656       $ 375,382
                                                                         =========       =========

     See accompanying notes to condensed consolidated financial statements.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
             (IN THOUSANDS, EXCEPT PER SHARE DATA AND SHARE AMOUNTS)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                           SEPTEMBER 30,                        SEPTEMBER 30,
                                                      2000               1999              2000               1999
                                                  ------------       ------------      ------------       ------------
Net sales ......................................  $    540,261       $    397,074      $  1,495,738       $  1,100,438
Costs of goods sold ............................       476,548            349,127         1,318,656            970,361
                                                  ------------       ------------      ------------       ------------
      Gross profit .............................        63,713             47,947           177,082            130,077
Operating Expenses:
Selling, general and administrative expenses ...        36,688             31,585           105,851             88,584
Restricted stock charge ........................            --                 --             1,127                 --
Amortization of goodwill .......................           493                306             1,158                917
                                                  ------------       ------------      ------------       ------------
      Earnings from operations .................        26,532             16,056            68,946             40,576
Non-operating (income) expense, net ............          (277)               218              (915)               681
                                                  ------------       ------------      ------------       ------------
      Earnings before income taxes .............        26,809             15,838            69,861             39,895
Income tax expense .............................        10,637              6,448            27,626             15,811
                                                  ------------       ------------      ------------       ------------
      Net earnings .............................  $     16,172       $      9,390      $     42,235       $     24,084
                                                  ============       ============      ============       ============

Earnings per share*:
      Basic ....................................  $       0.39       $       0.24      $       1.05       $       0.63
                                                  ============       ============      ============       ============
      Diluted ..................................  $       0.38       $       0.23      $       1.00       $       0.60
                                                  ============       ============      ============       ============

Shares used in per share calculation*:
      Basic ....................................    41,001,294         38,576,025        40,390,303         38,394,009
                                                  ============       ============      ============       ============
      Diluted ..................................    42,849,754         40,411,620        42,044,159         40,114,595
                                                  ============       ============      ============       ============

* Retroactively reflects 3-for-2 stock split effected in the form of a stock dividend paid September 18, 2000.



     See accompanying notes to condensed consolidated financial statements.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                   (UNAUDITED)


                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                       2000            1999
                                                                                    ---------       ---------
Cash flows from operating activities:
   Net earnings ..............................................................      $  42,235       $  24,084
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization ..........................................          9,371           5,551
      Tax benefit from stock options exercised ...............................          7,290           1,000
      Provision for losses on accounts receivable ............................          5,730           4,103
      Provision for obsolete and slow moving inventories .....................          4,319           2,234
      Deferred income tax (benefit) expense ..................................         (1,858)          2,602
      Change in operating assets and liabilities, net of acquisitions:
         Increase in accounts receivable .....................................       (105,894)        (70,245)
         (Increase) decrease in inventories ..................................         (9,550)         11,287
         Decrease (increase) in prepaid expenses and other current assets ....          1,822            (416)
         Increase in other assets and goodwill ...............................         (1,795)           (873)
         Increase in accounts payable ........................................         76,214          43,595
         Increase (decrease) in accrued expenses and other
            current liabilities ..............................................         (1,882)          5,380
                                                                                    ---------       ---------
            Net cash provided by operating activities ........................         26,002          28,302
Cash flows from investing activities:
   Purchases of property and equipment .......................................        (28,360)        (15,846)
   Purchase of additional interest in Plusnet Technologies, Ltd. .............         (1,809)             --
                                                                                    ---------       ---------
            Net cash used in investing activities ............................        (30,169)        (15,846)
                                                                                    ---------       ---------
Cash flows from financing activities:
   Net repayments of long-term debt, less current portion ....................           (384)           (972)
   Issuance of common stock ..................................................         13,892           4,903
   Purchase of treasury stock ................................................        (33,461)             --
                                                                                    ---------       ---------
            Net cash (used in) provided by financing activities ..............        (19,953)          3,931
                                                                                    ---------       ---------
Effect of exchange rate on cash and cash equivalents .........................             47            (625)
                                                                                    ---------       ---------
(Decrease) increase in cash and cash equivalents .............................        (24,073)         15,762
Cash and cash equivalents at beginning of period .............................         66,675          12,974
                                                                                    ---------       ---------
Cash and cash equivalents at end of period ...................................      $  42,602       $  28,736
                                                                                    =========       =========

Supplemental disclosure of non-cash financing and investing activity:
   Property and equipment acquired through capital lease transactions ........             --           1,615
                                                                                    =========       =========
   Treasury stock issued as final contingent acquisition payment .............      $  11,160       $      --
                                                                                    =========       =========


     See accompanying notes to condensed consolidated financial statements.

                            INSIGHT ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    DESCRIPTION OF BUSINESS

      Insight Enterprises, Inc. (the "Company") is a holding company with two operating units: Insight Direct Worldwide, Inc. ("Insight") and Direct Alliance Corporation ("Direct Alliance").

      Insight is a leading global direct marketer of computers, hardware and software, with locations in the United States, Canada, the United Kingdom and Germany. Insight sells products via the Internet and by a staff of customer-dedicated account executives utilizing proactive outbound telephone-based sales, electronic commerce and electronic marketing. Plusnet Technologies, Ltd. ("PlusNet"), a 95% owned subsidiary of Insight, is an Internet ("ISP") and applications ("ASP") service provider providing Internet access and value-added Internet services within the United Kingdom to residential, small- and medium-sized businesses and corporate customers.

      Direct Alliance is a global outsourcing services provider of direct and web marketing, sales and transactional management services for traditional and e-commerce companies.

2.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2000, the results of operations for the three and nine months ended September 30, 2000 and 1999, and the cash flows for the nine months ended September 30, 2000 and 1999. The condensed consolidated balance sheet as of December 31, 1999 was derived from the audited consolidated financial statements at such date. Certain amounts in the condensed consolidated financial statements have been reclassified to conform to the current presentation. The results of operations for such interim periods are not necessarily indicative of results for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, including the related notes thereto, in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

      The condensed consolidated financial statements include the accounts of Insight Enterprises, Inc. and its subsidiaries, which are primarily wholly-owned. Intercompany accounts and transactions have been eliminated in consolidation.

      In August 2000, the Company's Board of Directors approved a 3-for-2 stock split effected in the form of a stock dividend and paid on September 18, 2000 to the stockholders of record at the close of business on August 21, 2000. All share amounts and earnings per share have been adjusted to reflect this 3-for-2 stock split.

                         INSIGHT ENTERPRISES, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


3.    LINE OF CREDIT

      The Company has a $100,000,000 credit facility with a finance company. The agreement provides for cash advances outstanding at any one time up to a maximum of $100,000,000 on the line of credit, subject to limitations based upon the Company's eligible accounts receivable and inventories. Cash advances bear interest at the London Interbank Offered Rate (LIBOR) plus 0.80% (7.42% at September 30, 2000) payable monthly. The credit facility can be used to facilitate the purchases of inventories from certain suppliers and that portion is classified on the balance sheet as accounts payable. As of September 30, 2000, the balance of this portion of the credit facility was $50,919,000. As of September 30, 2000, an additional $49,081,000 was available under the line of credit.

      The credit facility expires in February 2002 at which time the outstanding balance is due. The line is secured by substantially all of the assets of the Company. The line of credit contains various covenants, including the requirement that the Company maintain a specific dollar amount of tangible net worth and restrictions on payment of cash dividends.

4.    INCOME TAXES

      Income tax expense as provided for the three and nine months ended September 30, 2000 and 1999 is based upon the estimated annual income tax rate of the Company.

                            INSIGHT ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are inherently subject to risk and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology such as "expects", "should", "believes" or "anticipates", or the negative thereof or comparable terminology, or by discussions of Company goals and strategy. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to the following: fluctuations in operating results, intense competition, reliance on outsourcing arrangements, mix of outsourcing arrangements, past and future acquisitions, international operations, risk of business interruption, management of rapid growth, need for additional financing, changing methods of distribution, reliance on suppliers, changes in supplier reimbursement programs, rapid change in product standards, inventory obsolescence, dependence on key personnel, sales and income tax uncertainty and increasing marketing, postage and shipping costs. These factors are discussed in greater detail under "Factors That May Affect Future Results and Financial Condition" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission.

OVERVIEW

Insight Enterprises, Inc. (the "Company") is a holding company with two operating units: Insight Direct Worldwide, Inc. ("Insight") and Direct Alliance Corporation ("Direct Alliance").


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

      PlusNet, a 95% owned subsidiary of Insight, was also acquired during the second quarter of 1998. PlusNet is an Internet ("ISP") and applications ("ASP") service provider providing Internet access and value-added Internet services within the United Kingdom to residential, small- and medium-sized businesses and corporate customers.

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

Generally, pricing in the computer and related products industry is very aggressive and average selling prices of products are declining. Therefore, to increase sales we seek to expand our customer base, increase our penetration of existing customers, expand into new markets and expand our product and service offerings. We expect pricing pressures to continue, and we may be required to reduce our prices to remain competitive. The continued acceptance of electronic commerce might place additional pricing pressure on the Company. Such pricing pressures could have a material adverse effect on the Company's financial condition and results of operations. On average, we expect our future gross profit percentage to decrease approximately 0.1% per quarter, depending on factors such as industry-wide pricing pressures, supplier reimbursement programs, pricing/selling strategies and our product and outsourcing program mix.

                            INSIGHT ENTERPRISES, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                              RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated certain financial data of the Company as a percentage of net sales:

                                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                                          SEPTEMBER 30,              SEPTEMBER 30,
                                                       2000          1999         2000          1999
                                                      ------        ------       ------        ------
Net sales ......................................       100.0%        100.0%       100.0%        100.0%
Costs of goods sold ............................        88.2          87.9         88.2          88.2
                                                      ------        ------       ------        ------
      Gross profit .............................        11.8          12.1         11.8          11.8
Operating Expenses:
Selling, general and administrative expenses ...         6.8           8.0          7.0           8.0

Restricted stock charge ........................          --            --          0.1            --
Amortization of goodwill .......................         0.1           0.1          0.1           0.1
                                                      ------        ------       ------        ------
      Earnings from operations .................         4.9           4.0          4.6           3.7
Non-operating (income) expense, net ............        (0.1)          0.0         (0.1)          0.1
                                                      ------        ------       ------        ------
      Earnings before income taxes .............         5.0           4.0          4.7           3.6
Income tax expense .............................         2.0           1.6          1.9           1.4
                                                      ------        ------       ------        ------
      Net earnings .............................         3.0%          2.4%         2.8%          2.2%
                                                      ======        ======       ======        ======


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

      Net Sales. Net sales increased $143.2 million, or 36%, to $540.3 million for the three months ended September 30, 2000 from $397.1 million for the three months ended September 30, 1999. The Company had 1,994 and 1,389 account executives at September 30, 2000 and 1999, respectively.

      Net sales derived from Insight, the direct marketing business, increased $139.9 million, or 39%, to $502.9 million for the three months ended September 30, 2000 from $363.0 million for the three months ended September 30, 1999. Net sales for Insight's United States core (organically grown) direct business increased 48% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. The increase in net sales resulted primarily from deeper account penetration, increased market share, an expanded customer base, expanded product offerings and Internet enhancements that increased unassisted transactions. Insight's average order size increased to $1,383 for the three months ended September 30, 2000 from $997 for the three months ended September 30, 1999. North American sales represented 94% and 90% of Insight's net sales for the three months ended September 30, 2000 and 1999, respectively. Average order size for our sales in North America increased from $1,299 for the three months ended September 30, 1999 to $1,518 for the three months ended September 30, 2000. European sales represented 6% and 10% of Insight's net sales for the three months ended September 30, 2000 and 1999, respectively. Average order size for our sales in Europe increased from $318 for the three months ended September 30, 1999 to $536 for the three months ended September 30, 2000. Sales to businesses increased from 91% of net sales for the three months ended September 30, 1999 to 97% for the three months ended September 30, 2000. Insight had 1,704 account

                            INSIGHT ENTERPRISES, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


executives at September 30, 2000, with 1,531 in North America and 173 in Europe, an increase from 1,153, 1,018 and 135, respectively, at September 30, 1999.

      Net sales for PlusNet, whose numbers are included in Insight's numbers increased $300,000, or 15%, to $2.3 million for the three months ended September 30, 2000 from $2.0 million for the three months ended September 30, 1999.

      Net sales derived from Direct Alliance, the outsourcing business, increased $3.3 million, or 10%, to $37.4 million for the three months ended September 30, 2000 from $34.1 million for the three months ended September 30, 1999. Outsourcing sales represented 7% and 9% of total Company net sales in the three months ended September 30, 2000 and 1999, respectively. The increase in sales from outsourcing services resulted primarily from the expansion of service-based programs offset by the shift from revenue-based programs to service-based arrangements. The growth rate of the outsourcing arrangements may be affected by the mix of type of outsourcing arrangements - that is, service-based versus revenue-based outsourcing programs. As a result of Direct Alliance's strategic emphasis on service-based programs as opposed to revenue-based programs, 64% of Direct Alliance's net sales were from service-based programs for the three months ended September 30, 2000 compared to 39% for the three months ended September 30, 1999. If net sales had been recognized for all programs as if they were revenue-based programs, net sales from Direct Alliance would have increased 229% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. Direct Alliance had 290 and 236 account executives at September 30, 2000 and 1999, respectively.

      Gross Profit. Gross profit increased $15.8 million, or 33%, to $63.7 million for the three months ended September 30, 2000 from $47.9 million for the three months ended September 30, 1999. As a percentage of net sales, gross profit decreased from 12.1% for the three months ended September 30, 1999 to 11.8% for the three months ended September 30, 2000. Insight's gross profit, as a percentage of net sales, decreased from 11.8% for the three months ended September 30, 1999 to 11.5% for the three months ended September 30, 2000. Direct Alliance's gross profit, as a percentage of net sales, increased from 15.1% for the three months ended September 30, 1999 to 15.3% for the three months ended September 30, 2000. The fluctuations in gross profit percentage primarily resulted from increased gross profit provided by service-related outsourcing programs and the direct operation's decreased product margin amidst pricing strategies and pressures while other components of costs of goods sold, such as supplier reimbursements, freight and discounts, remained constant as a percentage of net sales. On average, we expect our future gross profit percentage to decrease approximately 0.1% per quarter, depending on factors such as industry-wide pricing pressures, supplier reimbursement programs, pricing/selling strategies and our product and outsourcing program mix.

      Operating Expenses. Operating expenses increased $5.2 million, or 16%, to $37.2 million for the three months ended September 30, 2000 from $32.0 million for the three months ended September 30, 1999, but decreased as a percentage of net sales to 6.9% for the three months ended September 30, 2000 from 8.1% for the three months ended September 30, 1999. Included, as a reduction of selling, general and administrative expenses for the three months ended September 30, 2000 is $750,000 of proceeds from an insurance claim related to aborted acquisition costs incurred in the fourth quarter of 1999. As previously disclosed, the Company recorded in the fourth quarter of 1999 a nonrecurring pretax charge of $2.1 million related to an aborted merger. These proceeds are not included in the operating expense percentage of the operating units, Insight and Direct Alliance, as discussed herein. Operating expenses as a percentage of net sales for Insight were 7.0% for the three months ended

                            INSIGHT ENTERPRISES, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



September 30, 2000 and 8.2% for the three months ended September 30, 1999. The decline in the operating expense percentage at Insight was attributable to the efficiency of Insight's sales and marketing approach to generate sales dollars along with increasing economies of scale. This decline was partially offset by costs associated with the increase in the number of account executives and costs associated with international growth. Operating expenses as a percentage of net sales for Direct Alliance remained constant at 6.8% for the three months ended September 30, 1999 and September 30, 2000.

      We increased our overall unassisted web sales to 11.1% of net sales for the three months ended September 30, 2000 from 9.1% from the three months ended September 30, 1999. We also increased the percentage of shipments made using our electronic "direct ship" programs with our suppliers to 66.3% for the three months ended September 30, 2000 from 55.2% from the three months ended September 30, 1999. Annualized inventory turnover for the Company for the three months ended September 30, 2000 was 68 times compared to 65 times for the three months ended September 30, 1999.

      Non-Operating (Income) Expense, Net. Non-operating (income) expense, net, which consists primarily of interest expense and interest income, increased to ($277,000) of income for the three months ended September 30, 2000 from $218,000 of expense for the three months ended September 30, 1999. Interest expense primarily relates to borrowings associated with the financing of facility acquisitions and the financing of inventory purchases under the Company's line of credit. Interest income is generated by the Company through short-term investments, some of which are investment grade tax-advantaged bonds. Interest income is improving due to our increasingly strong cash position.

      Income Tax Expense. The Company's effective tax rate was 39.7% and 40.7% for the quarters ended September 30, 2000 and 1999, respectively. The decrease in the effective rate reflects the reduced effect of nonrecognition of tax benefits on foreign operating losses.

      Net Earnings. Net earnings increased $6.8 million, or 72%, to $16.2 million for the three months ended September 30, 2000 from $9.4 million for the three months ended September 30, 1999. Diluted earnings per share increased 65% to $0.38 for the three months ended September 30, 2000 from $0.23 for the three months ended September 30, 1999. Net earnings for Insight increased 78% to $13.7 million for the three months ended September 30, 2000 from $7.7 million for the three months ended September 30, 1999. PlusNet net (loss) earnings, included in the numbers for Insight, decreased 133% to a net loss of $(190,000) for the three months ended September 30, 2000 from net earnings of $576,000 for the three months ended September 30, 1999. Net earnings for Direct Alliance increased 19% to $2.0 million for the three months ended September 30, 2000 from $1.7 million for the three months ended September 30, 1999.

                            INSIGHT ENTERPRISES, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

      Net Sales. Net sales increased $395.3 million, or 36%, to $1,495.7 million for the nine months ended September 30, 2000 from $1,100.4 million for the nine months ended September 30, 1999.

      Net sales derived from Insight, the direct marketing business, increased $394.9 million, or 39%, to $1,413.2 million for the nine months ended September 30, 2000 from $1,018.3 million for the nine months ended September 30, 1999. Net sales for Insight's United States core (organically grown) direct business increased 48% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. The increase in net sales resulted primarily from deeper account penetration, increased market share, an expanded customer base (both domestic and international), expanded product offerings and Internet enhancements that increased unassisted transactions. North American sales represented 93% and 89% of Insight's net sales for the nine months ended September 30, 2000 and 1999, respectively. European sales represented 7% and 11% of Insight's net sales for the nine months ended September 30, 2000 and 1999, respectively.

      Net sales for PlusNet, whose numbers are included in Insight's numbers, increased $1.4 million, or 26%, to $6.8 million for the nine months ended September 30, 2000 from $5.4 million for the nine months ended September 30, 1999.

      Net sales derived from Direct Alliance, the outsourcing business, increased $300,000, or 0.4%, to $82.5 million for the nine months ended September 30, 2000 from $82.2 million for the nine months ended September 30, 1999. Outsourcing sales represented 6% and 8% of total Company net sales in the nine months ended September 30, 2000 and 1999, respectively. The comparable year-over-year sales from outsourcing services was expected as Direct Alliance continued to shift to more service-based arrangements from revenue-based arrangements. The growth rate of the outsourcing arrangements may be affected by the mix of type of outsourcing arrangements - that is, service-based versus revenue-based outsourcing programs. As a result of Direct Alliance's strategic emphasis on service-based programs as opposed to revenue-based programs, 67% of Direct Alliance's net sales were from service-based programs for the nine months ended September 30, 2000 compared to 37% for the nine months ended September 30, 1999. If net sales had been recognized for all programs as if they were revenue-based programs, net sales from Direct Alliance would have increased 200% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

      Gross Profit. Gross profit increased $47.0 million, or 36%, to $177.1 million for the nine months ended September 30, 2000 from $130.1 million for the nine months ended September 30, 1999. As a percentage of net sales, gross profit remained constant at 11.8% for the nine months ended September 30, 1999 and September 30, 2000. Insight's gross profit, as a percentage of net sales, decreased from 11.6% for the nine months ended September 30, 1999 to 11.5% for the nine months ended September 30, 2000. Direct Alliance's gross profit, as a percentage of net sales, increased from 14.9% for the nine months ended September 30, 1999 to 16.9% for the nine months ended September 30, 2000. The fluctuations in gross profit percentage primarily resulted from the direct operation's decreased product margin amidst pricing strategies and pressures, increased gross profit provided by service-related outsourcing programs and increased supplier reimbursements, payment discounts, rebates and purchasing opportunities as a result of our increasing size of operations. On average, we expect our future gross profit percentage to decrease approximately 0.1% per quarter, depending on

                            INSIGHT ENTERPRISES, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



factors such as industry-wide pricing pressures, supplier reimbursement programs, pricing/selling strategies and our product and outsourcing program mix.

      Operating Expenses. Operating expenses, before the effect of a $1.1 million pretax restricted common stock charge described below, increased $17.5 million, or 19.6%, to $107.0 million for the nine months ended September 30, 2000 from $89.5 million for the nine months ended September 30, 1999, but decreased as a percentage of net sales to 7.1% for the nine months ended September 30, 2000 from 8.1% for the nine months ended September 30, 1999. Included, as a reduction of selling, general and administrative expenses for the nine months ended September 30, 2000 is $750,000 of proceeds from an insurance claim related to aborted acquisition costs incurred in the fourth quarter of 1999. As previously disclosed, the Company recorded in the fourth quarter of 1999 a nonrecurring pretax charge of $2.1 million related to an aborted merger. These proceeds are not included in the operating expense percentage of the operating units, Insight and Direct Alliance, as discussed herein. Operating expenses as a percentage of net sales for Insight were 7.2% for the nine months ended September 30, 2000 and 8.2% for the nine months ended September 30, 1999. The decline in the operating expense percentage at Insight was attributable to the efficiency of Insight's sales and marketing approach to generate sales dollars along with increasing economies of scale, the utilization of emerging technologies and continued cost-cutting measures. This decline was partially offset by costs associated with the increase in the number of account executives, the write-off of impaired assets, the scheduled amortization of restricted stock previously issued to employees and costs associated with rapid and international growth. Operating expenses as a percentage of net sales for Direct Alliance were 6.7% for the nine months ended September 30, 2000 and 7.2% for the nine months ended September 30, 1999. This decrease was due to the shift from revenue-based to service-based outsourcing programs offset by Direct Alliance's planned investment to enhance scalability through its breadth and depth of management and technical staff.

      Restricted Stock Charge. As previously disclosed, the Company issues shares of restricted common stock as incentives to certain officers and employees. The restricted common shares are valued at the date of grant, amortized over the three-year vesting period and the majority contain an acceleration clause which causes the shares to automatically vest if the Company's stock closed above a certain price of either $29 or $44 per share. On May 15, 2000, the Company's stock closed above $29 causing 114,396 restricted common shares to automatically vest. The Company has recorded a pre-tax charge of $1.1 million related to the early vesting of this restricted common stock. This charge represents the unamortized portion of the restricted stock in excess of the scheduled amortization. At September 30, 2000, there were 117,164 shares of restricted common stock outstanding, which represents $2,330,524 of unamortized deferred compensation. 60,468 of these restricted common shares will automatically vest if the Company's stock closes above $44 per share. The remaining 56,696 have no such acceleration clause. Share amounts and price per share figures reflect the 3-for-2 stock split, effected in the form of a stock dividend paid on September 18, 2000.

      Non-Operating (Income) Expense, Net. Non-operating (income) expense, net, which consists primarily of interest expense and interest income, increased to ($915,000) of income for the nine months ended September 30, 2000 from $681,000 of expense for the nine months ended September 30, 1999. Interest expense primarily relates to borrowings associated with the financing of facility acquisitions and the financing of inventory purchases under the Company's line of credit. Interest income is generated by the Company through short-term investments, some of which are investment grade tax-advantaged bonds. Interest income is improving due to our increasingly strong cash position.

                            INSIGHT ENTERPRISES, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



      Income Tax Expense. The Company's effective tax rate was 39.5% and 39.6% for the nine months ended September 30, 2000 and 1999, respectively.

      Net Earnings. Net earnings, before the effect of a $685,000, net of tax, restricted common stock charge, increased $18.8 million, or 78%, to $42.9 million for the nine months ended September 30, 2000 from $24.1 million for the nine months ended September 30, 1999. Diluted earnings per share, before the effect of a restricted common stock charge, increased 70% to $1.02 for the nine months ended September 30, 2000 from $0.60 for the nine months ended September 30, 1999. Net earnings for Insight increased 83% to $37.0 million for the nine months ended September 30, 2000 from $20.3 million for the nine months ended September 30, 1999. PlusNet net earnings, included in the numbers for Insight, decreased 287% to $342,000 for the nine months ended September 30, 2000 from $1,322,000 for the nine months ended September 30, 1999. Net earnings for Direct Alliance increased 41% to $5.4 million for the nine months ended September 30, 2000 from $3.8 million for the nine months ended September 30, 1999.

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

      The Company's net cash provided by operating activities was $26.0 million for the nine months ended September 30, 2000 compared to $28.3 million provided by operating activities for the nine months ended September 30, 1999. The positive cash flow in the current period was primarily due to a $76.2 million increase in accounts payable and $42.2 million in net earnings. These funds were used to fund a $105.9 million increase in accounts receivable and a $9.6 million increase in inventories as a result of increased sales and opportunistic inventory purchases.

      Capital expenditures for the nine months ended September 30, 2000 and 1999 were $28.4 million and $15.8 million, respectively. Capital expenditures for the nine months ended September 30, 2000 primarily relate to the acquisition of an additional Direct Alliance facility in Tempe, Arizona, an

                            INSIGHT ENTERPRISES, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



additional Insight facility in Montreal, Canada, computer hardware for PlusNet and new software applications. Capital expenditures for the nine months ended September 30, 1999 primarily relate to new software applications.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      During December 1999, the SEC released Staff Accounting Bulletin No. 101 (SAB No. 101), "Revenue Recognition in Financial Statements". SAB 101 summarizes the SEC staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC staff issued SAB 101A to delay certain transition provisions of SAB 101. SAB 101A deferred the effective date for registrants with a fiscal year beginning between December 16, 1999 and March 15, 2000. Those registrants may report a change in accounting principle no later than their second fiscal quarter of the fiscal year beginning after December 15, 1999. In periods subsequent to transition, registrants should disclose the amount of revenue (if material to income before income taxes) recognized in those periods that was included in the cumulative effect adjustment. The adoption of SAB 101 did not have a material impact on our revenues or revenue recognition policies.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which established accounting and reporting standards for all derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the balance sheet and measurement of those instruments at fair value. This new standard, as amended by SFAS No. 137 and No. 138, will be effective for all fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 in 2001. SFAS No. 133 is not expected to have a material impact on the Company's result of operations or financial position.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                            INSIGHT ENTERPRISES, INC.

PART II - OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On April 3, 1998, the Company acquired eight-five percent (85%) of the outstanding capital stock of Plusnet Technologies Limited, a Company incorporated in England and Wales ("Plusnet"). In connection with the acquisition, the Company agreed to make a contingent payment of Company common stock based on the post-closing financial performance of Plusnet. Pursuant to such agreement, on June 23, 2000 the Company issued an aggregate of 391,787 shares of its common stock to two former stockholders of Plusnet (Paul Cusack and Patricia Dolman). Exemption from registration for the issuance of the common stock in this transaction is claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, regarding transactions by an issuer not involving any public offering and/or pursuant to Regulation S.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            Exhibit 27.1 - Financial Data Schedule for the nine months ended September 30, 2000.

            Exhibit 27.2 - Restated Financial Data Schedule for the nine months ended September 30, 1999

      (b)   Reports on Form 8-K

            No reports on Form 8-K were filed during a quarter for which the report is filed.

                            INSIGHT ENTERPRISES, INC.


SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  NOVEMBER 13, 2000                    INSIGHT ENTERPRISES, INC.

                                            BY: /S/ ERIC CROWN
                                                    ERIC J. CROWN
                                                    CO - CHIEF EXECUTIVE OFFICER

                                            BY: /S/ STANLEY LAYBOURNE
                                                    STANLEY LAYBOURNE
                                                    CHIEF FINANCIAL OFFICER,
                                                    SECRETARY AND TREASURER

                            INSIGHT ENTERPRISES, INC.


                                 EXHIBIT INDEX



            EXHIBIT NO.       DESCRIPTION
            -----------       -----------
            Exhibit 27.1      Financial Data Schedule for the nine months ended
                              September 30, 2000.

            Exhibit 27.2 Restated Financial Data Schedule for the nine months ended September 30, 1999.