Form 10-K
period 2000-12-31
INSIGHT ENTERPRISES INC
filed 2001-03-27
CIK 932696

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2000

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

Registrant’s telephone number, including area code: (480) 902-1001

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

Yes X            No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /   /

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the closing price of the Registrant’s Common Stock as reported on the Nasdaq National Market on February 28, 2001, was approximately $935,820,000. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

      The number of outstanding shares of the Registrant’s Common Stock on February 28, 2001 was 41,248,266.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2001 are incorporated by reference in Part III hereof.

INSIGHT ENTERPRISES, INC.

FORM 10-K ANNUAL REPORT
Year Ended December 31, 2000

PART I

Item 1. Business

General

      Insight Enterprises, Inc. (the “Company”) is a holding company with the following operating units: Insight Direct Worldwide, Inc. (“Insight”) and Direct Alliance Corporation (“Direct Alliance”). Insight represented 95% of the Company’s net sales in 2000 with the remaining 5% generated by Direct Alliance. The Company was incorporated in Delaware in 1991 and is the successor to the business that commenced operations in 1988. Unless otherwise indicated, the “Company” as used herein refers to Insight Enterprises, Inc. and its subsidiaries and predecessors.

      The Company’s executive offices are located at 1305 West Auto Drive, Tempe, Arizona 85284, and its telephone number is (480) 902-1001. Sales, administrative offices and distribution facilities are also situated in Tempe, Arizona. Our full-service United States distribution center is located in Indianapolis, Indiana. We also have sales and distribution facilities in Canada, the United Kingdom and Germany. We maintain web sites at www.insight.com and www.direct-alliance.com.

Insight

      Insight is a leading global direct marketer of brand name computers, hardware and software. Insight sells products via the Internet and by a staff of customer-dedicated account executives utilizing proactive outbound telephone-based sales, electronic commerce and electronic marketing. We market primarily to small- and medium-sized businesses of 50 to 1,000 employees in the United States, Canada, the United Kingdom and Germany. We offer an extensive assortment of more than 130,000 SKUs of computer hardware and software, including such popular name brands as Compaq, Gateway, Hewlett-Packard, IBM, Microsoft, Toshiba and 3COM. We believe that our knowledgeable sales force, aggressive marketing strategies and streamlined distribution, together with our advanced proprietary information system, have resulted in customer loyalty and profitable growth.

      We seek to create strong, long-term relationships with our customers through the use of a well-trained, dedicated outbound sales force whose goal is to increase penetration of existing accounts, encourage repeat buying and ensure customer satisfaction. To that end, Insight has increased its number of account executives by 672% over the last five years, from 234 in 1995 to 1,807 at the end of 2000, the majority of whom focus on outbound telemarketing.

      We have developed a highly refined operating model to support our efficient fulfillment and distribution infrastructure. We believe our technologically advanced, proprietary real-time information systems enhance the integration of our sales, distribution and accounting functions, allowing us to leverage operating expenses while at the same time improve customer service. Moreover, we believe our efficient use of technology has resulted in an expanded product offering, while maintaining a “just-in-time” inventory system.

      In the fourth quarter of 1997, we expanded internationally by initiating operations in Canada. During 1998, we expanded our operations to the United Kingdom and Germany, both through acquisitions. Also in 1998, we acquired an 85% interest in PlusNet Technologies, Limited (“PlusNet”) with an additional 10% purchased in 2000. PlusNet is an Internet (“ISP”) and applications (“ASP”) service provider providing Internet access and value-added Internet services within the United Kingdom to residential, small- and medium-sized businesses and corporate customers. North American sales represented 93% of Insight’s net sales in 2000, with the remaining 7% generated by our European subsidiaries.

      Insight’s objectives are to increase sales and profitability in all areas by (i) expanding its customer base, (ii) increasing penetration of its existing customer base, (iii) expanding globally, (iv) leveraging its existing infrastructure, (v) expanding product and service offerings and (vi) utilizing emerging technologies. Our goal is to become the primary source for providing computer products to our target markets.

Direct Alliance

      Direct Alliance provides demand generation marketing, direct sales management, Internet enablement, product fulfillment and transaction management services using state-of-the-art proprietary technology, infrastructure and processes. Our services enable manufacturers of brand name products to sell directly to customers and support existing indirect sales channels in a cost-effective and timely manner. We operate as a “virtual division” of our clients, and provide a comprehensive range of services, from customer acquisition to returns management. Our unique combination of services, technology and direct channel expertise allows us to provide customized, vertically integrated outsourced programs for our clients.

      Direct Alliance’s goal is to become the leading global provider of outsourced direct channel services by enhancing existing client relationships, expanding market share in its current industry, expanding into new industries, broadening its service offerings globally, developing strategic partnerships and continually improving its technology.

      On December 22, 2000, the Company announced its intention to spin-off Direct Alliance in a tax-free distribution to its stockholders sometime in late 2001. Prior to the spin-off, it is the Company’s intent to complete an initial public offering of up to $50 million of Direct Alliance’s Common Stock, as detailed in the registration statement filed with the Securities and Exchange Commission on December 22, 2000.

Industry Background

      Computer, hardware and software sales continue to increase in the United States and worldwide. However, during the fourth quarter of 2000, we noted a slowdown in growth of notebook and desktop computer sales. We believe that sales of computers and related products have increased during the past several years principally because of the following: (i) decreasing prices of computers, hardware, and software resulting primarily from technological advances and intense competition among manufacturers, retailers, and resellers, (ii) improvements in computer hardware performance and the development of new software applications, (iii) increased use of computers by businesses, educational institutions, and governments, (iv) increased user familiarity with computers, (v) rapid technological advances, resulting in shorter product life cycles, and (vi) component commonality resulting from the emergence of industry standards.

      Businesses today operate in an environment of rapid technological advancement, increasing competition and continuous pressure to improve operating efficiencies. In response to these conditions, two important trends have emerged that are relevant to our business. First, manufactures increasingly are using the direct channel, through direct marketers such as Insight or internally, to market and sell products directly to customers in order to enhance sales growth and lower overall selling costs. Second, manufacturers, electing to access the direct market internally, increasingly are outsourcing business processes such as sales and marketing to providers such as Direct Alliance in order to focus on their core competencies and to lower costs.

      The market for computers and related products is served through a variety of distribution channels, and intense competition for market share has forced computer manufacturers to seek the most cost effective and efficient channels to distribute their products. We believe the direct marketing channel that we operate in is the fastest growing segment of the personal computer product markets both in the United States and worldwide. Additionally, we believe that larger companies, such as Insight, are continuing to take market share away from smaller companies.

      We believe that as businesses and individuals become increasingly familiar with computers, they are more receptive to direct marketing. We believe that as customers become more receptive to direct marketing, their purchase decision will be based increasingly on product selection and availability, price, convenience, and customer service. We believe that direct marketers offer broader product selection, lower prices, and greater purchasing convenience than traditional retail stores or value added resellers (“VARs”).

      We believe that new entrants into the direct marketing channel must overcome a number of significant barriers to entry including (i) the time and resources required to build a customer base of sufficient size and a well-trained account executive sales base, (ii) the significant investment required to develop an information and operating infrastructure, (iii) the advantages enjoyed by established larger competitors with purchasing and operating efficiencies, (iv) the reluctance of manufacturers and distributors to allocate product and cooperative advertising funds and establish electronic transactional relationships with additional participants and (v) the difficulty of identifying and recruiting management personnel.

      We believe that we will continue to benefit from industry changes as a cost-effective provider of a full range of computer and related products through direct marketing. We believe that traditional distribution channels, such as retail stores and VARs, do not satisfy customers’ key purchase criteria of product selection and availability, price, convenience and customer service, thus creating opportunity for growth of direct marketers of computer products. Additionally, we believe that Internet-only computer providers, though offering attractive pricing, do not offer the necessary support functions (e.g., dedicated account executives, purchases on credit terms and efficient return privileges) to satisfy the Company’s targeted customers, small- and medium-sized businesses. Finally, we believe that more companies who desire to access the direct market will outsource their business processes to companies such as Direct Alliance who offer speed to market and a cost-effective solution.

Operating Strategy

      Our objective is to become the global leader in the direct sales and direct marketing of computers and related products to the computer-literate end-user. Additionally, we seek to become the leading global provider of outsourced direct channel solutions. The key elements of our strategy are as follows:

      Small- to Medium-sized Business Market Focus. We target businesses with 50 to 1,000 employees, which we believe is one of the most valuable segments of the computer market because they demand leading, high-performance technology products, purchase frequently, are value conscious, and require less technical support. Our operating model positions us to more effectively serve this business segment of the market through our competitive pricing, extensive product availability, high levels of customer service, and cost-effective distribution systems and technological innovation.

      Well Trained Account Executives and Attractive Targeted Marketing. We offer our products through integrated direct marketing that includes outbound and inbound telesales, electronic commerce, electronic direct marketing, printed catalogs and selectively targeted advertisements in trade publications. We focus our effort on outbound telemarketing and, to this end, have increased the number of account executives at Insight at a compound annual rate of 42% over the last five years to 1,807 in 2000. To support our marketing effort, we have prioritized our customer database, assigned account responsibility to specific account executives and enhanced sales training.

      Use of E-Commerce. We actively promote the use of e-commerce with our customers. We believe that providing the customer with a seamless e-commerce system supported by well-trained account executives results in a highly efficient business model with high customer satisfaction. Additionally, through the promotion of e-commerce, including customized customer web pages called “myInsight”, we hope to increase sales and facilitate the customer’s ease of doing business with Insight.

      Building Customer Loyalty. We strive to create a strong, long-term relationship with our business customers, which we believe increases the productivity of our existing accounts, encourages repeat buying, and ensures customer satisfaction. We believe that a key to building customer loyalty is to provide customers with a team of knowledgeable and empowered account executives backed by a strong support staff. Most business customers are assigned a trained account executive who handles orders and notifies them of products and services that may be of specific interest. We believe these strong one-on-one relationships improve the likelihood that the customer will look to the Company for future purchases.

      Broad Selection of Branded Products. We provide the convenience of one-stop shopping by offering our customers a broad, comprehensive selection of more than 130,000 computer and related products based on the Wintel standard. We offer brand name products of major manufacturers, including, Compaq, Gateway, Hewlett-Packard, IBM, Microsoft, Toshiba and 3COM. Our breadth of product offering combined with our efficient, high-volume and cost-effective direct marketing practices allows us to offer competitive prices. We have developed “direct-ship” programs with many of our suppliers through the use of electronic data interchange links allowing us to expand further our product offerings, without increasing inventory and handling costs or exposure to inventory risk.

      Efficient Technologically Driven Operator. We have developed a highly refined operating model to support an efficient fulfillment and distribution infrastructure. Our business model yielded inventory turns of 74 and 57 times in 2000 and 1999, respectively. We also use technologically advanced, proprietary, real-time information systems to enhance the integration of our sales, distribution and accounting functions, with the goal of lowering operating expenses while at the same time improving customer service and satisfaction levels. To minimize our inventory exposure, we use a variety of inventory control procedures and policies, including automated “just-in-time” management and electronic “direct-ship” programs with suppliers. Sixty-four percent of our orders in 2000 were shipped directly to the customer from our suppliers. In addition, we use other automated systems involving telephony, credit card processing and standard email notification to further streamline operations and improve profitability and increase customer satisfaction.

Growth Strategy

      Our growth strategy is to increase sales and earnings by:

      Expanding Our Customer Base. We believe we have captured less than a third of the accounts in our target market, small- and medium-sized businesses in the United States, and a much smaller percentage of those target accounts outside of the United States. We seek to acquire new account relationships through proactive outbound telemarketing, electronic commerce and marketing.

      Increasing Penetration of Our Existing Customer Base. We believe the Company is the primary provider of computers and related products for less than half of our customers. We seek to become the primary provider for our customers by developing and increasing the number of account executives who focus on outbound telemarketing opportunities. We believe proactive account management and assignment of specific identified account executives dedicated to developing closer relationships with active business customers will enable us to increase the volume, frequency, and breadth of the business. In order to increase our capability to contact accounts, Insight has increased the number of account executives by 672% since 1995, to 1,807 as of December 31, 2000, most of whom focus on outbound telemarketing. We continue to refine our customer database to better understand and service our customers resulting in long-term customer relationships. In addition, we have added senior level sales managers to our management team in order to enhance sales productivity and provide a comprehensive on-going training program to our account executives.

      Expanding Globally. We seek to become a global leader in direct marketing. To that end, we established operations in Canada in 1997 and in the United Kingdom and Germany in 1998. For the year ended December 31, 2000, 6% of

Company’s net sales were from European subsidiaries. We intend to continue expanding globally through the expansion of our existing European infrastructure in the United Kingdom and Germany.

      Leveraging Our Existing Infrastructure. We have expended considerable resources to develop our infrastructure to support planned growth. Since the end of 1999, we have increased the number of account executives at Insight by 534 and invested in our facilities and information systems. We believe that ultimately these investments will allow us to increase sales, without a corresponding increase in operating expenses. We expect to continue to reduce operating expenses as a percent of sales and improve profitability through increased productivity of new account executives, cost-effective marketing, utilization of electronic commerce and economies of scale. In addition, we have developed strong relationships with our suppliers and continue to offset certain expenses through the receipt of supplier reimbursements. We intend to continue to leverage our core operations by offering outsourcing of direct marketing services to leading manufacturers of brand name products.

      Expanding Our Product Offerings. We offer an extensive assortment of products. Many of our products are offered through the use of our proprietary software which enables us to maintain a “virtual inventory” through real-time access to supplier products via electronic data interchange links. In 2000, 64% of the Company’s shipments were “direct shipped” from non-Company distribution facilities, compared to 53% in 1999. We intend to continue to expand our product offerings through increased use of the electronic “direct ship” programs with suppliers as well as seeking new product authorizations, as they become available to direct channels. In addition, we intend to continue to analyze domestic and international acquisition opportunities that would increase our market share or further expand and enhance our existing product offerings to the business customer.

      Utilizing Emerging Technologies. The Company has historically been a leader in creating and capitalizing on emerging technologies in direct marketing and it intends to continue to capitalize on such new advances. The Company expects to continue to utilize emerging marketing and distribution channels such as the Internet and on-line computer services to generate sales, distribute product information, provide product support, and obtain additional customer leads. The Company experienced a 64% increase in unassisted Internet sales, which constituted approximately 11.4% and 9.1% of its sales in 2000 and 1999, respectively. We believe that our target business customers are technologically sophisticated and will increase utilization of such services. These new distribution channels continue to expand the scope of our marketing efforts, and we believe that they will lead to increased sales and profitability. In particular, we believe that our direct marketing capabilities will provide us a competitive advantage in the rapidly expanding Internet commerce channel. We expect to further utilize our direct marketing expertise in order fulfillment and distribution to take advantage of these new direct marketing channels as they continue to develop.

      Expanding Our Outsourcing Clients and Existing Client Relationships. We currently provide outsourcing services to several large manufacturers of name brand computers and computer related products. We believe there will continue to be growth within our current client programs as well as opportunities to obtain new clients in this industry. Additionally, we intend to actively solicit new customers from outside the computer industry.

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

      Outbound Telemarketing. We maintain a core group of outbound telemarketing account executives who contact specified customers on a systematic basis to generate additional sales. In addition, when time permits, these account executives utilize various prospecting techniques in order to increase the size of our customer base. We believe that small- and medium-sized businesses respond favorably to a one-on-one relationship with personalized service from well-trained account executives. Once established, these one-on-one relationships are maintained and enhanced through frequent telecommunications supplemented by e-marketing materials designed to meet each customer’s specific computing needs. At December 31, 2000, Insight employed 1,807 account executives, an increase of 42% from 1,273 account executives at December 31, 1999, most of whom are focused on outbound marketing.

      Electronic Marketing and Communications. The Company maintains web sites that feature current product offerings, special promotions, technical product specifications and other useful information. Customers may place orders while at one of the sites using a credit card or electronic purchase order. Unassisted web orders – those transacted without the assistance of an account executive – represented 11.4% of the Company’s net sales in 2000. We believe this percentage will increase as the popularity and credibility of the Internet grows and as businesses and electronic customers increase their use of the Web to procure computing products.

      Our outbound telemarketing account executives encourage customers to utilize the Company’s web sites for placing orders, and we offer selected businesses customized web sites that are designed by our electronic marketing team. These customized web areas allow businesses to procure computing products from us at specially negotiated volume pricing. We also create awareness of our products to an audience of electronically savvy customers and prospects through graphically rich electronic catalogs, electronic postcards and other branded sales messages transmitted via e-mail.

      Catalogs. Our catalogs are selectively mailed to existing active customers to increase sales to those customers. Each Insight catalog provides detailed product descriptions, manufacturers’ specifications, pricing and service and support features. As part of our outsourcing services, we also produce catalogs for certain manufacturers. These catalogs are circulated periodically, and for select manufacturers the catalog is inserted into the manufacturer’s product packaging.

      Advertising. We place targeted advertisements in trade publications in the United States, the United Kingdom and Germany. These color advertisements provide detailed product descriptions, manufacturers’ specifications and pricing information and emphasize Insight’s service and support features. Additionally, the Insight logo and telephone number are included in promotions by selected manufacturers.

      Specialty Marketing. We continue to increase our national exposure, promote local interest, and increase traffic on our Web site through sponsorship of the “Insight.com Bowl”, a post-season intercollegiate football game. During the 2000 Insight.com Bowl, which was telecast live by ESPN on December 28, 2000, we aired television commercials showcasing Insight and its products. These 15-second spots were designed to introduce the Insight brand to prospective customers and encourage high-technology business buyers to visit Insight’s web site at www.insight.com.

      Supplier Reimbursements. We obtain supplier reimbursements from certain product manufacturers. We typically receive reimbursements from suppliers based upon the volume of purchases, or sales, of the suppliers’ product. In other cases, such reimbursements may be in the form of discounts, advertising allowances, price protection or rebates. Additionally, manufacturers may also provide mailing lists, contacts or leads. No assurance can be given that we will continue to receive such reimbursements or that we will be able to collect outstanding amounts relating to these reimbursements in a timely manner, or at all. A reduction in or discontinuance of, a significant delay in receiving, or the inability to collect such reimbursements could have a material adverse effect on the Company’s business, results of operations and financial condition. We believe that supplier reimbursements increase our marketing reach and strengthen relationships with leading manufacturers.

      Customers. We maintain an extensive database of customers and potential customers. Based on dollar volume, approximate percentages of net sales for 2000 to end-users in the Company’s four major market segments were as follows: business, including computer resellers — 91%, educational institutions — 3%, government organizations — 2%, and home — 4%. The percentage of net sales to business customers has increased from 82% in 1999. No single customer accounted for more than two percent of net sales during 2000.

Sales

      We believe that our ability to establish and maintain long-term relationships and to encourage repeat purchases is dependent, in part, on the strength of our account executives. Because our customers’ primary contact with the Company is through our account executives, we are committed to maintaining a qualified and knowledgeable sales staff.

      We focus on recruiting and training high-quality personnel. New account executives are required to participate in an extensive training program to develop proficiency and knowledge of the Company’s products. This program consists of class work focusing on technical product information, sales and customer service, and supervised inbound and outbound sales experience. Additionally, the Company, in conjunction with product manufacturers and distributors, sponsors weekly training sessions introducing new products and emphasizing fast-selling products. The Company also has a training program that seeks to refine sales skills and introduce new policies and procedures.

      Each account executive is responsible for building a customer base. Most first time callers are assigned to an account executive, and subsequent incoming calls from that customer are then directed to their account executive. Our information system allows on-line retrieval of relevant customer information, including the customer’s history and product information, such as list price, cost and availability, as well as up-selling and cross-selling opportunities. Account executives are empowered to negotiate sales prices within limits established by the Company, and part of their compensation is based upon the gross profit dollars generated. Most account executives also make outbound sales calls to customers.

      We attribute our high outbound call volume and favorable repeat orders in part to the strength of our account executives. We have established dedicated sales divisions focusing on business, education, and government accounts. These account executives have demonstrated the ability to interact with sophisticated purchasing agents and the management information staffs of larger organizations.

Products and Merchandising

      We offer computers, hardware and software products. The following chart provides information regarding selected products offered by the Company during 2000 and 1999:

	Percentage of
	Product Sales

Product Categories	2000	1999	Selected Product Manufacturers

Computers:			Compaq	IBM

			Hewlett-Packard	Toshiba

Notebooks and Handhelds	20%	18%	Palm	Sony

Desktops and Servers	16%	17%

Hard disk drives	6%	7%	Compaq	Seagate

			Quantum	Western Digital

Memory/Processors	7%	8%	Intel	Compaq

			Kingston	Viking

Monitors/Video	7%	6%	NEC/ Mitsubishi	Princeton Graphic Systems

			InFocus	ViewSonic

Network/Connectivity	9%	8%	Cisco Systems	Intel

			Hewlett-Packard	3Com

Printers	8%	9%	Epson	Lexmark

			Hewlett-Packard	Okidata

Software	12%	11%	Adobe	Veritas

			Microsoft	Symantec

Miscellaneous	15%	16%	American Power	Adaptec

			Conversion	Belkin

			Imation	Power

      Our largest product category is computers, representing 36% of product sales in 2000, up from 35% in 1999. The continued increase in computers as a percentage of sales is due to the 49% growth in sales of notebooks, including hand-held personal computers, and the increase in sales in this category in our European operations. This increase was partially offset by the slowing of demand for desktops and notebooks late in the fourth quarter of 2000. In addition, sales of software increased 49% over 1999 primarily due to increased sales of software licenses to small- to medium-sized businesses.

      We select our products based upon existing and proven technology. We will not introduce a new product until we believe that a sufficient market has developed. Our product managers and buyers evaluate new products and the effectiveness of existing products, and select products for inclusion in our product offerings based upon market demand, product features, quality, reliability, sales trend, price, margins and warranties. Because our goal is to offer the latest in technology, we quickly replace slower selling products with new products. We offer more than 130,000 computer and related products based on the Wintel standard. Historically, we have made purchases/sales from/to other computer resellers in order to offer our customers favorable pricing, or to balance our inventory to minimize inventory exposure risk.

Service and Support

      We believe we achieve high levels of customer satisfaction. More than 80% of our orders in 2000 were placed by customers who had previously purchased products from Insight. Our dedication to prompt, efficient customer service are important factors in customer retention and overall satisfaction.

      Fast Product Delivery. Utilizing our proprietary information system, customer orders are sent to our distribution center or to one of our “direct ship” suppliers for processing immediately after credit approval. Federal Express has set up its own packing facility within the Company’s distribution center, and we have integrated Federal Express’ and United Parcel Service’s labeling and tracking system into our information system to ensure prompt delivery. Additionally, we have integrated our information system with our “direct ship” suppliers; as a result, shipments from these suppliers are transparent to our customers. However, in cases where we assume the risks and rewards of ownership, we record the revenues and related costs derived from the sale of such products in our net sales, and cost of goods sold, respectively. We ship most of our orders on the day the orders are received and credit is approved.

      Specialty Communications. Our employees use the Internet to enhance customer support and inter-business correspondence. The Internet provides a convenient communication device enabling customers to contact their sales, customer service, and technical support representatives via e-mail messages. The customer may elect to receive a message via e-mail automatically upon shipment to confirm that the order has been shipped.

      Warranties and Product Returns. Most of the products marketed by the Company are warranted by the manufacturer. We usually request that customers return their defective products directly to the manufacturer for warranty service. On selected products, and for selected customer service reasons, we accept returns directly from the customer and then either credit the customer or ship a replacement product. We generally offer a limited 15- or 30-day money back guarantee for unopened products and certain opened products; however, certain products are subject to restocking fees. The returned products are quickly processed and returned to the manufacturer or supplier for repair, replacement, or credit to the Company, or resold by the Company if unopened. Products that cannot be returned to the manufacturer for warranty processing, but are in working condition, are promptly sold to inventory liquidators, which helps us minimize losses from returned products.

Technology Based Operations

      We believe our implementation of advanced technological systems provides competitive advantages by increasing the productivity of our account executives, delivering more efficient customer service and reducing order processing and inventory costs. Our account executives can access the Company’s proprietary information system to obtain (i) a customer history, (ii) the cost and availability of the current order, (iii) gross profit information, (iv) the compatibility of products ordered, and (v) cross-selling and up-selling opportunities. We believe that the information available to our account executives empowers them to make better decisions, provide superior customer service, and increase overall profitability. We have incorporated redundancy in our information systems and back-up systems and generators that will help to minimize the impact of interruption in our information or telecommunication systems. We believe that our investment in information technology will continue to improve efficiency.

      We have integrated our sales, distribution, inventory, and accounting systems. Utilizing our proprietary information system, orders are electronically sent to either a Company distribution center or to a “direct ship” supplier for processing immediately upon credit approval. All products received in the Company’s distribution center have a standard UPC code, manufacturer bar code, or supplier bar code, or are issued a bar code. Our SuperScan process checks orders to ensure accurate fulfillment prior to shipping and then records reduction in inventory. We have implemented a re-ordering system that calculates lead times and, in some instances, automatically re-orders from certain suppliers. Our sophisticated system accepts price quotes from several competing suppliers and automatically re-orders from the supplier with the most competitive price. We have integrated our order processing, labeling, and tracking systems with Federal Express and United Parcel Service to ensure overnight delivery. Additionally, we have implemented an on-line, real time credit card address verification and approval system through a third-party provider with Visa®, MasterCard®, American Express® and Discover® to instantaneously match the address provided by the customer with the specific credit card billing address and obtain transaction approval.

      Our telephone system can automatically route calls, depending on their originating data, to specific sales groups, or to the best-selling account executives. Our telephone system also uses menu systems that permit the customers to route themselves to the appropriate service or sales area, or to their assigned account executives.

Purchasing and Distribution

      Purchasing/Inventory Management. During 2000, we purchased products from approximately 700 suppliers. Approximately 14% (based on dollar volume) of these purchases were directly from manufacturers, with the balance from distributors. Purchases from Ingram Micro, Inc. (a distributor), our largest supplier, accounted for approximately 26% of our total product purchases in 2000. The top five suppliers as a group (Ingram Micro, Inc.; Tech Data Corporation (a distributor); Merisel, Inc. (a distributor); Synnex Information Technologies, Inc. (a distributor) and Toshiba America Information Systems, Inc. (a manufacturer)) accounted for approximately 64% of our total product purchases during 2000. We believe we have excellent relationships with our suppliers, which have resulted in favorable return and price protection policies, as well as supplier reimbursements. Although brand names and individual products are important to our business, we believe that competitive sources of supply are available in substantially all of our product categories and therefore we are not dependent on any single supplier. We believe that 60%-70% of computer purchases by our customers are made without regard to brand.

      Inventory Management. We utilize “just-in-time” inventory management to reduce inventory costs. Our order fulfillment and inventory controls allow us to forecast and order products “just-in-time” for shipping. We promote the use of electronic data interchange with our suppliers, which helps to reduce overhead and the use of paper in the ordering process. Additionally, some distributors will “direct ship” products directly to the customer, which reduces physical handling by the Company. Sixty-four percent of our orders were “direct shipped” from non-Company distribution facilities in 2000. Such “direct shipments” are transparent to the customer. However, in cases where we assume the risks and rewards of ownership, we record the revenue and related costs from the sales of such products in our net sales and cost of goods sold, respectively. These inventory management techniques allow us to offer a greater range of products without increased inventory requirements, and to have reduced inventory exposure and faster order fulfillment time, resulting in inventory turns of 74 and 57 times for 2000 and 1999, respectively.

      Distribution Center. The majority of our United States distribution operations are conducted at our 178,000-square foot shipping facility in Indianapolis, Indiana. Activities performed in this distribution center include receipt and shipping of inventory, configuration of computer systems, and returned product processing. Orders are transmitted electronically from the account executive to the distribution center upon credit approval, where a packing slip is printed automatically for order fulfillment. All inventory items are bar coded and placed in designated bin locations that are marked with both readable and bar coded identifiers. Product movement is computer directed and radio frequency scanned for verification. Radio frequency technology also is used to perform daily inventory cycle counts to ensure inventory accuracy. We also use our SuperScan process to ensure accurate order fulfillment. We also have distribution facilities in Arizona, Canada, the United Kingdom and Germany.

Outsourcing

      We seek to leverage our core competencies in direct marketing by providing outsourced direct marketing services through Direct Alliance. We believe that our unique combination of services, technology and direct channel expertise allows us to provide our clients with the following benefits: profitable sales growth, cost-effectiveness, speed to market, improved customer satisfaction and system capabilities for international operations.

      Our customized programs encompass a full range of services from customer acquisition to returns management and generally can be grouped into the following categories: a) demand generation marketing, b) direct sales management, c) Internet enablement, d) product fulfillment and e) transaction management. We currently provide direct marketing services to certain brand name computer product manufacturers. At December 31, 2000, our client list included IBM, Hewlett-Packard, Micron, Toshiba and Unisys. Presently, our outsourcing arrangements are service fee based whereby the Company derives net sales based primarily upon a cost plus arrangement and a percentage of the sales price from products sold. Revenues from service fee based programs and direct costs related to the generation of those revenues are included in the Company’s net sales and cost of goods sold, respectively. Also, as an accommodation to select service fee based program clients, we also purchase and immediately resale products to our clients for ultimate client resale to their customers. These pass through product sales are completed at little or no gross margin and are included in net sales and costs of goods sold. Prior to October 1, 2000, under certain outsourcing arrangements, Direct Alliance took title to inventories of products and assumed credit risk associated with sales to the end user. Revenues and the related costs from the sales of such products are included in the Company’s net sales and cost of goods sold, respectively. Starting October 1, 2000, all of Direct Alliance’s programs are service fee based programs. The rate of our net sales growth in the future may be affected by the mix of type of outsourcing arrangements, which are in place from time to time. Additionally, some of the programs may be seasonal in nature, because the manufacturers’ target customers can have cyclical buying patterns. Although we are presently focused on computer-related products, we intend to evaluate opportunities to leverage our sales, marketing, and distribution capabilities in areas involving non-computer products.

Competition

      The computer and related products industry is highly competitive. We expect competition will increase as retailers and direct marketers who have not traditionally sold computer and related products enter the industry or if the industry’s rate of growth slows. We compete with a large number and wide variety of marketers and resellers of computers and related products, including traditional computer and related products retailers, computer superstores, Internet-only computer providers, consumer electronics and office supply superstores, mass merchandisers, and national direct marketers (including value-added resellers and specialty retailers, aggregators, distributors, franchisers, manufacturers and national computer retailers some of which have their own direct marketing operations).

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

Sales or Use Tax

      We presently collect sales tax only in states in which we have a physical presence. These states include Arizona, Indiana and Tennessee. Although not required, we also collect sales tax in California as an accommodation to our customers. Various states have sought to impose on direct marketers the burden of collecting state sales or use taxes on the sales of products shipped to that state’s residents. The United States Supreme Court has affirmed its position that, under the Commerce Clause of the United States Constitution, a state cannot constitutionally impose sales or use tax collection obligations on an out-of-state mail order company whose only contacts with the state are the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier from a point outside of the state. If the Supreme Court changes its position or if legislation is passed to overturn the Supreme Court’s decision, the imposition of a sales or use tax collection obligation on us for states to which we ship products would result in additional administrative expenses and could result in price increases to the customer or otherwise have a material adverse effect on our business. From time to time, legislation to overturn this decision of the Supreme Court has been introduced, although to date, no such legislation has been passed. Additionally, there is the possibility of a tax being imposed on Internet sales, although today none has been enacted. We also collect a goods and services tax in Canada, and a value added tax in the United Kingdom and Germany.

Patents, Trademarks and Licenses

      We do not maintain a traditional research and development group, but work closely with computer product manufacturers and other technology developers to stay abreast of the latest developments in computer technology. Where necessary, we have obtained licenses for certain technology. We conduct our direct marketing business under the trademark and service mark “Insight” and its related logo. We conduct out outsourcing business under the trademark “Direct Alliance” and its related logo. We believe our trademarks and service marks have significant value and are an important factor in the marketing of our products, and we intend to protect them.

Personnel and Training

      As of December 31, 2000, the Company employed 3,440 persons; 1,155 were in management support services and administration, 2,129 were account executives and 156 were in warehouse/distribution. Our employees are not represented by any labor union, and the Company has experienced no work stoppages. We believe our employee relations are good.

      We have invested in our employees’ future and the Company’s future through an ongoing program of internal and external training. The training programs include a new hire orientation program, a sales training program, general industry and computer education as well as ongoing employee and management development programs. Insight’s Sales Training Program is dedicated to ensuring quality sales and customer services. The Sales Training Program encompasses a six-week extensive product, system and procedural training program. Ongoing sales skill classes target the positions of sales management, account executives and sales support by providing new skills for the entire sales process. Management development is a focus and provides each manager with development opportunities through classes relevant to his/her needs. We focus on a self-directed learning environment made possible via an e-learning initiative.

Regulatory and Legal Matters

      The Company is subject to the Merchandise Mail and Telephone Order Rule and related regulations promulgated by the Federal Trade Commission and various regulatory authorities in Arizona and other states where our customers purchase products. We believe the Company is in compliance with such regulations and has implemented programs and systems to assure its ongoing compliance.

Item 2. Properties

      Our executive officers are located in a 21,000 square foot building, which the Company owns. We also own a 103,000 square foot facility in Tempe, Arizona which houses part of Insight’s United States sales force, two facilities in Tempe, Arizona totaling approximately 186,000 square feet that house the sales, administration and distribution functions of Direct Alliance and a 100,000 square foot facility in Montreal, Canada which houses part of Insight’s United States and all of its Canadian sales force. All of the buildings we own are encumbered. We lease a 133,000 square foot facility in Arizona, which house’s Insight’s administrative support activities. We also lease a distribution center of approximately 178,000 square feet in Indianapolis, Indiana. We also lease another 47,000 square feet in Canada, 45,000 square feet in the United Kingdom, and 12,000 square feet in Germany which houses Insight’s operations outside the United States. We lease three homes in the United Kingdom for Insight employees. We may require more space in the future. The amount and timing of future space needs will depend upon the extent of our growth. We believe that suitable facilities will be available as needed.

Item 3. Legal Proceedings

      The Company is a party to various legal proceedings arising in the ordinary course of business. While it is not feasible to predict the ultimate disposition of these matters, in the opinion of management their outcome will not have a material adverse effect on the financial condition of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters

      Market Information

      Our Common Stock is traded on the Nasdaq National Market under the symbol “NSIT.” The following table shows, for the calendar quarters indicated, the high and low sale prices of shares of our Common Stock as reported on the Nasdaq National Market.

	Common Stock

	High Price	Low Price

Year 1999

First Quarter	$26.667	$12.417

Second Quarter	20.167	12.500

Third Quarter	23.583	16.167

Fourth Quarter	27.833	19.333

Year 2000

First Quarter	27.167	15.167

Second Quarter	42.417	19.875

Third Quarter	43.417	23.542

Fourth Quarter	33.250	13.000

      As of February 28, 2001 there were 41,248,266 shares outstanding of the Common Stock of the Company held by approximately 148 stockholders of record. There are approximately 9,000 beneficial holders of our Common Stock.

      Dividends. We have never paid a cash dividend on our Common Stock, and our credit facility prohibits the payment of cash dividends without the lender’s consent. The Board of Directors anticipates that all of the Company’s earnings will be retained for use in its business and does not intend to pay any cash dividends in the foreseeable future.

      On July 26, 2000, the Company’s Board of Directors approved a 3-for-2 stock split effected in the form of a stock dividend and payable on September 18, 2000 to the stockholders of record at the close of business on August 21, 2000. Additionally, 3-for-2 stock splits were effected in the form of stock dividends on February 18, 1999, September 8, 1998 and September 17, 1997. All share amounts, share prices and net earnings per share in this Annual Report on Form 10-K have been retroactively adjusted to reflect these 3-for-2 stock splits.

Item 6. Selected Consolidated Financial and Operating Data

      The following selected consolidated financial and operating data should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto, and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations. The selected consolidated financial data presented below under the captions “Consolidated Statements of Earnings Data” and “ Consolidated Balance Sheet Data” as of and for each of the years in the five-year period ended December 31, 2000 are derived from the consolidated financial statements of the Company, which consolidated financial statements have been audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of December 31, 2000 and 1999, and for each of the years in the three-year period ended December 31, 2000 and the independent auditors’ report thereon, are included as part of this document.

	Years Ended December 31,

	2000	1999	1998	1997	1996

	(in thousands, except per share data, share amounts and selected operating data)
Consolidated Statements of Earnings Data:

Net sales	$2,041,086	$1,518,369	$1,002,784	$627,735	$410,919

Cost of goods sold	1,801,127	1,337,370	881,910	548,612	354,501

Gross profit	239,959	180,999	120,874	79,123	56,418

Operating expenses:

Selling, general and administrative expenses	146,062	120,265	86,571	56,895	44,237

Aborted acquisition (proceeds) costs	(1,850)	2,302	—	—	—

Restricted stock charge	1,127	—	—	—	—

Amortization of goodwill	1,642	1,211	418	—	—

Earnings from operations	92,978	57,221	33,885	22,228	12,181

Non-operating (income) expense, net	(798)	446	713	73	(328)

Earnings before income taxes	93,776	56,775	33,172	22,155	12,509

Income tax expense	37,104	23,188	12,722	8,937	4,951

Net earnings	$56,672	$33,587	$20,450	$13,218	$7,558

Earnings per share (1)
Basic	$1.40	$0.87	$0.56	$0.38	$0.27

Diluted	$1.35	$0.83	$0.54	$0.37	$0.25

Shares used in per share calculations (1)
Basic	40,461,233	38,681,436	36,351,537	34,417,043	28,239,690

Diluted	41,948,340	40,407,459	37,990,548	36,142,110	30,042,485

Selected Operating Data:

Insight account executives (end of period)	1,807	1,273	954	610	336

Inventory turnover (2)	74x	57x	26x	17x	17x

	December 31,

	2000	1999	1998	1997	1996

	(in thousands)
Consolidated Balance Sheet Data:

Working capital	$177,671	$141,527	$101,875	$114,663	$70,362

Total assets	493,900	375,382	251,398	162,383	110,790

Short-term debt	1,017	898	347	—	—

Long-term debt and line of credit, excluding current portion	33,223	14,832	8,268	32,750	—

Stockholders’ equity	264,996	208,764	151,108	102,380	83,941

(1)	Adjusted to reflect the 3-for-2 stock splits effected in the form of stock dividends and payable on September 18, 2000, February 18, 1999, September 8, 1998 and September 17, 1997. All share amounts, share prices and earnings per share in the Annual Report on Form 10-K have been retroactively adjusted to reflect these 3-for-2 stock splits.

(2)	Inventory turnover is calculated by dividing cost of goods sold for the year by the average of the beginning and ending inventories for the year and inventories at quarter ends within that year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Certain statements contained in this Item and elsewhere in this report may be “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. These forward-looking statements may include projections of matters that may affect sales, gross profit, operating expenses or net earnings; projections of capital expenditures; projections of growth; hiring plans; plans for future operations; financing needs or plans; plans relating to the Company’s products; and assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking information. Some of the important factors that could cause the Company’s actual results to differ materially from those projected in forward-looking statements made by the Company include, but are not limited to, the following: fluctuations in operating results, intense competition, reliance on outsourcing arrangements, mix of outsourcing arrangements, past and future acquisitions, international operations, risk of business interruption, management of rapid growth, need for additional financing, changing methods of distribution, reliance on suppliers, changes in supplier reimbursement programs, rapid change in product standards, inventory obsolescence, dependence on key personnel, sales and income tax uncertainty and increasing marketing, postage and shipping costs. The section in this Item entitled “Factors That May Affect Future Results and Financial Condition” discusses these important factors in greater detail. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

      We commenced operations in 1988 as a direct marketer of hard disk drives and other mass storage products. Since then, we have expanded our product line to include name brand computers and a full line of hardware and software products. Net sales include direct marketing sales to businesses, educational institutions, government organizations, consumers and computer resellers, as well as from outsourcing services. Initially, we focused our marketing effort primarily on advertising in computer magazines and the use of inbound toll-free telemarketing. We have shifted our marketing strategy to the use of outbound account executives, complimented by the use of electronic commerce and marketing, focused primarily on the small to medium-sized business market. To that end, we have hired a number of account executives, and plan to continue to actively increase our account executive base by approximately 100 to 150, net, per quarter through 2001, primarily in Canada and the United Kingdom.

      In the fourth quarter of 1997, we expanded internationally by initiating operations in Canada. During 1998, we entered the United Kingdom market in the second quarter and the German market in the fourth quarter, both through acquisitions.

      In 1992, we began providing direct marketing services to third-party original equipment manufacturers to leverage our infrastructure and increase our net earnings. Presently, our outsourcing arrangements are service fee based whereby the Company derives net sales based primarily upon a cost plus arrangement and a percentage of the sales price from products sold. Revenues from service fee based programs and direct costs related to the generation of those revenues are included in the Company’s net sales and cost of goods sold, respectively. Also, as an accommodation to select service fee based program clients, we also purchase and immediately resale products to our clients for ultimate client resale to their customers. These pass through product sales are completed at little or no gross margin and are included in net sales and costs of goods sold. Prior to October 1, 2000, under certain outsourcing arrangements, Direct Alliance took title to inventories of products and assumed the credit risk associated with sales to the end user. Revenues and the related costs from the sales of such products are included in the Company’s net sales and cost of goods sold, respectively. Starting October 1, 2000, all of Direct Alliance’s programs are service fee based programs. Some of the programs may be seasonal in nature, as the manufacturers’ target customers can have cyclical buying patterns.

      Generally, pricing in the computer and related products industry is very aggressive and declining. Therefore, to increase sales we seek to expand our customer base, increase our penetration of existing customers, expand into new markets, expand our product offering and expand our outsourcing clients. The level of sales is also affected by the product mix, the number of lines per order and the mix of type of outsourcing arrangements. We expect pricing pressures to continue, and we may be required to reduce our prices to remain competitive. The continued acceptance of electronic commerce might place additional pricing pressure on the Company. Such pricing pressures could have a material adverse effect on the Company’s financial condition and results of operations. We expect gross margins to continue to decline by approximately one to two tenths of one percent per quarter on average in 2001, and thereafter, primarily due to industry-wide pricing pressures and pricing strategies.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain financial data as a percentage of net sales:

	Years Ended December 31,

	2000	1999	1998

Net sales	100.0%	100.0%	100.0%

Costs of goods sold	88.2	88.1	87.9

Gross profit	11.8	11.9	12.1

Operating expenses:

Selling, general and administrative expenses	7.2	7.9	8.6

Aborted acquisition (proceeds) costs	(0.1)	0.2	—

Restricted stock charge	—	—	—

Amortization of goodwill	0.1	0.1	.1

Earnings from operations	4.6	3.7	3.4

Non-operating expense, net	0.0	0.0	0.1

Earnings before income taxes	4.6	3.7	3.3

Income tax expense	1.8	1.5	1.3

Net earnings	2.8%	2.2%	2.0%

2000 Compared to 1999

      Net Sales. Net sales increased $522.7 million, or 34.4%, to $2.04 billion in 2000 from $1.52 billion in 1999. Insight represented 95% and 93% of total Company sales in 2000 and 1999, respectively. Direct Alliance represented the remaining 5% and 7% of total Company sales in 2000 and 1999, respectively.

      Net sales derived from Insight, the direct marketing business, increased $515.6 million, or 36.5%, to $1.9 billion in 2000 from $1.4 billion in 1999. Net sales for Insight’s United States core (organically grown) direct business increased 45% for the year ended December 31, 2000 compared to the year ended December 31, 1999. The increase in net sales resulted primarily from deeper account penetration, increased market share, an expanded customer base (both domestic and international), expanded product offerings and Internet enhancements that increased unassisted transactions to 11.4% of sales for 2000, from 9.1% of sales for 1999. Insight’s average order size increased to $1,282 in 2000 from $952 in 1999. North America sales represented 93% and 89% of Insight’s sales in 2000 and 1999, respectively, with the remaining sales generated in Europe. Sales to businesses, including government and education, increased to 96% of net sales in 2000, up from 89% in 1999. Insight had 1,807 account executives at December 31, 2000 with 1,632 in North America and 175 in Europe, an increase from 1,273, 1,102 and 171, respectively, at December 31, 1999.

      Net sales for PlusNet, whose numbers are included in Insight’s numbers, increased $1.3 million, or 16.9%, to $9.0 million in 2000 from $7.7 million in 1999.

      Net sales derived from Direct Alliance, the outsourcing business, increased $7.1 million, or 6.8%, to $110.9 million in 2000 from $103.8 million in 1999. This increase resulted from expansion of service fee based programs offset by the shift in the mix of outsourcing arrangements from product based programs to service fee based programs. As a result of Direct Alliance’s strategic emphasis on service fee based programs as opposed to product based programs, 76% of Direct Alliance’s net sales were from service fee based programs (12% via pass through product sales) in 2000 compared to 44% (6% via pass through product sales) in 1999.

      Gross Profit. Gross profit increased $59.0 million, or 32.6%, to $240.0 million in 2000 from $181.0 million in 1999. As a percentage of sales, gross margin decreased from 11.9% in 1999 to 11.8% in 2000. Insight’s gross profit, as a percentage of net sales, decreased from 11.6% in 1999 to 11.4% in 2000. Direct Alliance’s gross profit, as a percentage of net sales, increased from 16.2% in 1999 to 17.9% in 2000. The fluctuations in gross profit percentage primarily resulted from increased gross profit provided by Direct Alliance’s service fee based programs and Insight’s decreased product margin amidst pricing strategies and pressures while other components of cost of goods sold, such as supplier reimbursements, freight and discounts, remained relatively constant as a percentage of net sales. On average, we expect our future gross profit percentage to decrease approximately one to two tenths of one percent per quarter, depending on factors such as industry-wide pricing pressures, supplier reimbursement programs, pricing/selling strategies and our product and outsourcing mix.

      Operating Expenses.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $25.8 million, or 21.5%, to $146.1 million in 2000 from $120.3 million in 1999, but decreased as a percent of net sales to 7.2% in 2000 from 7.9% in 1999. This decline was attributable to increased economies of scale and the utilization of emerging technologies. We increased our unassisted web sales to 11.4% of sales for 2000 from 9.1% of sales for 1999. We also increased the percentage of shipments made using our electronic “direct ship” programs with our suppliers to 64% in 2000 from 53% in

1999. These enhancements were partially offset by additional costs associated with an increase in the number of account executives, the infrastructure necessary to build up the Company’s international operations and additional investments in our outsourcing operations.

      Aborted Acquisition (Proceeds) Costs. On October 18, 1999, we announced that we had terminated a proposed European merger. As a result, the 1999 fourth quarter and year-end financial results reflect a $2.3 million, pre-tax, charge for acquisition costs incurred by the Company. The 2000 year-end financial results include $1.9 million related to proceeds received from an insurance policy covering the costs incurred in the aborted acquisition.

      Restricted Stock Charge. The Company has issued shares of restricted common stock as incentives to certain officers and employees. The restricted common shares are valued at the date of grant, amortized over the three-year vesting period and some contain an acceleration clause which causes the shares to automatically vest if the Company’s stock closed above a certain price of either $29 or $44 per share. On May 15, 2000, the Company’s stock closed above $29 causing 114,396 restricted common shares to automatically vest. The Company has recorded a pre-tax charge of $1.1 million related to the early vesting of this restricted common stock. This charge represents the unamortized portion of the restricted stock in excess of the scheduled amortization. Scheduled amortization is included in selling, general and administrative expenses. At December 31, 2000, there were 143,138 shares of restricted common stock outstanding, which represents $2.9 million of unamortized deferred compensation. 60,468 of these restricted common shares will automatically vest if the Company’s stock closes above $44 per share. The remaining 82,670 shares have no such acceleration clause.

      Amortization of Goodwill. Amortization of goodwill increased from $1.2 million in 1999 to $1.6 million in 2000 due to the issuance of treasury stock in the amount of $11.2 million in the second quarter of 2000 for the final PlusNet acquisition contingent payment. This payment was based on the profitability of PlusNet for the year ended December 31, 1999 and was recorded as an addition to goodwill in 2000.

      Non-Operating Expense, Net. Non-operating (income) expense, net, which consists primarily of interest expense and interest income, increased to $798,000 of income in 2000 from $446,000 of expense in 1999. Interest expense primarily relates to borrowings associated with the financing of facility acquisitions and the financing of inventory purchases under the Company’s line of credit. Interest income is generated by the Company through short-term investments, some of which are investment grade tax-advantaged bonds. Interest income continues to increase because of our increasingly strong cash position.

      Income Tax Expense. The Company’s effective tax rate was 39.6% and 40.8% for the years 2000 and 1999, respectively. The decrease in the effective tax rate is due primarily to greater utilization in 2000 of foreign net operating loss carryforwards.

1999 Compared to 1998

      Net Sales. Net sales increased $515.6 million, or 51.4%, to $1,518.4 million in 1999 from $1,002.8 million in 1998. Sales derived from direct marketing increased $503.9 million, or 55.3%, to $1,414.6 million in 1999 from $910.7 million in 1998. This increase resulted primarily from deeper account penetration, increased market share, an expanded customer base (both domestic and international), expanded product offering, acquisitions of direct marketing companies accounted for by the purchase method of accounting and Internet enhancements that increased unassisted transactions to 9.1% of sales for 1999, from 5.2% of sales for 1998. Sales derived from outsourcing arrangements increased $11.7 million, or 12.7%, to $103.8 million in 1999 from $92.1 million in 1998. This increase resulted from expansion of existing programs, and the addition of new programs, but the growth rate also reflects a shift in the mix of outsourcing arrangements from product based programs to service fee based programs. Sales from European markets accounted for 10.3% and 5.5% of the Company’s net sales in 1999 and 1998, respectively. This increase resulted primarily from our acquisition in 1998 of two foreign-based companies, accounted for by the purchase method of accounting.

      Gross Profit. Gross profit increased $60.1 million, or 49.7%, to $181.0 million in 1999 from $120.9 million in 1998. As a percentage of sales, gross margin decreased from 12.1% in 1998 to 11.9% in 1999. Our gross margin on sales decreased because of industry pricing pressures, a shift in product mix and pricing strategies. These decreases were partially offset by a significant increase in gross profit dollars from the outsourcing service fee based programs and by the Company’s ability, as a result of its increased volume and financial position, to take advantage of supplier payment discounts, supplier reimbursements, rebates and purchasing opportunities.

      Operating Expenses.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $33.7 million, or 38.9%, to $120.3 million in 1999 from $86.6 million in 1998, but decreased as a percent of net sales to 7.9% in 1999 from 8.6% in 1998. This decline was attributable to increased economies of scale and the utilization of emerging technologies. We increased our unassisted web sales to 9.1% of sales for 1999 from 5.2% of sales for 1998. We also increased the percentage of shipments made using our electronic “direct ship” programs with our suppliers to 53% in 1999 from 50% in

1998. These enhancements were partially offset by additional costs associated with an increase in the number of account executives, the infrastructure necessary to build up the Company’s international operations, and higher costs incurred to integrate new acquisitions.

      The Company has issued shares of restricted stock to certain officers and employees. These shares vest over three years with the unvested shares being forfeited if the recipient is no longer an employee of the Company. The restricted stock is valued at the date of grant and such amount is amortized over the vesting period. The majority of these shares contain an acceleration clause which would cause them to automatically vest if the Company’s stock closes at or above a certain price, ranging from $29 to $44. At December 31, 1999 there were 199,461 shares of restricted stock outstanding which represents $2.9 million of unamortized deferred compensation.

      Aborted Acquisition Costs. On October 18, 1999, we announced that we had terminated a proposed European merger. Therefore, the 1999 fourth quarter and year-end financial results reflect a $2.3 million, pre-tax, charge for acquisition costs incurred by the Company.

      Amortization of Goodwill. Amortization of goodwill increased from $0.4 million in 1998 to $1.2 million in 1999 due to a full year of amortization relating to acquisitions made in 1998.

      Non-Operating Expense, Net. Non-operating expense, net, which consists primarily of interest expense, net of interest income, decreased to $446,000 in 1999 from $713,000 in 1998. Interest expense relates primarily to borrowings under the Company’s line of credit, which have been necessary to finance the Company’s growth, and interest expense associated with the financing of our facilities in Tempe, Arizona. Interest expense is offset by interest income generated from short-term investments, some of which are investment grade tax-advantaged bonds. Overall, interest expense decreased because of our improved cash position.

      Income Tax Expense. The Company’s effective tax rate was 40.8% and 38.4% for the years 1999 and 1998, respectively. The increase in the effective tax rate is due to not being able to recognize certain tax benefits from losses at foreign subsidiaries, and non-deductibility of the goodwill in foreign subsidiaries.

Seasonality and Quarterly Results

      Although the Company has historically experienced variability in the rates of sales growth, it has not experienced seasonality in its overall business during the past several years as we increased the percentage of our sales from business, education and government units. Some of our outsourcing arrangements may be seasonal in nature because the manufacturers’ target customers can have cyclical buying patterns, but the impact on overall sales in negligible. The following table sets forth certain quarterly information for the Company’s two most recent years:

	Quarters Ended
	(in thousands, except per share data)
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2000	2000	2000	2000

Net sales	$545,348	$540,261	$488,174	$467,303

Costs of goods sold	482,471	476,548	430,201	411,907

Gross profit	62,877	63,713	57,973	55,396

Operating expenses:

Selling, general and administrative	39,461	37,438	34,429	34,734

Aborted acquisition (proceeds) costs	(1,100)	(750)	—	—

Restricted stock charge	—	—	1,127	—

Amortization of goodwill	484	493	325	340

Earnings from operations	24,032	26,532	22,092	20,322

Non-operating expense (income), net	117	(277)	(517)	(121)

Earnings before income taxes	23,915	26,809	22,609	20,443

Income tax expense	9,478	10,637	8,872	8,117

Net earnings	$14,437	$16,172	$13,737	$12,326

Net earnings per share:

Basic	$0.35	$0.39	$0.34	$0.31

Diluted	$0.35	$0.38	$0.33	$0.30

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Quarters Ended
	(in thousands, except per share data)
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	1999	1999	1999	1999

Net sales	$417,931	$397,074	$365,228	$338,136

Costs of goods sold	367,009	349,127	322,964	298,270

Gross profit	50,922	47,947	42,264	39,866

Operating expenses:
Selling, general and administrative	31,681	31,585	28,997	28,002

Aborted acquisition (proceeds) costs	2,302	—	—	—

Restricted stock charge	—	—	—	—

Amortization of goodwill	294	306	305	306

Earnings from operations	16,645	16,056	12,962	11,558

Non-operating expense (income), net	(235)	218	188	275

Earnings before income taxes	16,880	15,838	12,774	11,283

Income tax expense	7,377	6,448	4,887	4,476

Net earnings	$9,503	$9,390	$7,887	$6,807

Net earnings per share:

Basic	$0.24	$0.24	$0.21	$0.18

Diluted	$0.23	$0.23	$0.20	$0.17

Liquidity and Capital Resources

      Our primary capital needs are to fund the working capital requirements and capital expenditures necessitated by our sales growth. Capital expenditures for 2000 and 1999 were $41.4 million and $28.4 million, respectively, primarily for facility acquisitions in the United States and Canada and continued upgrade of the Company’s equipment, systems and software.

      The Company’s net cash provided by operating activities was $1.5 million for 2000 as compared to $64.1 million for 1999. The positive cash flow in the current year was primarily generated by $56.7 million in net earnings and a $46.8 million increase in accounts payable. These funds were used to fund a $122.2 million increase in accounts receivables and a $13.5 million increase in inventories.

      At the year-end, we had a $100 million credit facility with a finance company. As of December 31, 2000, we had a long-term outstanding balance of $19 million, and $40.0 million was available under the line of credit. The agreement provides for cash advances outstanding at any one time up to a maximum of $100 million on the line of credit, subject to limitations based upon the Company’s eligible accounts receivable and inventories. Cash advances bear interest at LIBOR plus .80%. The credit facility can be used for the purchases of inventories from certain suppliers with that portion being classified on the balance sheet as accounts payable. At December 31, 2000, $41.0 million of the facility was used to facilitate the purchase of inventories. The credit facility expires in February 2002. The line is secured by substantially all of the assets of the Company. The line of credit contains various covenants including the requirement that the Company maintain a specified amount of tangible net worth as well as restrictions on the payment of cash dividends.

      Our future capital requirements include financing the growth of working capital items such as accounts receivable and inventories, and the purchase of software enhancements, equipment, furniture and fixtures and other facilities to accomplish future growth. We anticipate that cash flow from operations together with the funds available under our credit facility will be adequate to support the Company’s presently anticipated cash and working capital requirements through 2001. Our ability to continue funding our planned growth beyond 2001 is dependent upon our ability to generate sufficient cash flow to obtain additional funds through equity or debt financing.

Inflation

      We do not believe that inflation has a material effect on the Company’s operations.

New Accounting Standards

      During December 1999, the SEC released Staff Accounting Bulletin No. 101 (“SAB No. 101”), “Revenue Recognition in Financial Statements”. SAB No. 101 summarizes the SEC staff’s view in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC staff issued SAB No. 101A to delay certain transition provisions of SAB No. 101. SAB No. 101A deferred the effective date for registrants with a fiscal year beginning between December 16, 1999 and March 15, 2000. Those registrants may report a change in accounting principle no later than their second fiscal quarter of the fiscal year beginning after December 15, 1999. In periods subsequent to transition, registrants should disclose the amount of revenue (if material to income before income taxes) recognized in those periods that was included in the cumulative effect adjustment. We have adopted the provisions of SAB No. 101 and the adoption did not have a material impact on our sales or revenue recognition policies.

      In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25.” The Interpretation clarifies the application of APB Opinion No. 25 in certain situations, as defined. The Interpretation was effective July 1, 2000 but covers certain events having occurred after December 15, 1998. To the extent that events covered by this Interpretation occur during the period after December 15, 1998 but before the issuance of the Interpretation, the effects of applying this Interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of this Interpretation, no adjustment would be made to the financial statements for the periods before the effective date and no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. We have adopted this Interpretation and the adoption did not have a material impact on our consolidated financial statements.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), which established accounting and reporting standards for all derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This new standard, as amended by SFAS No. 137 and No. 138, will be effective for the year ending December 31, 2001. It is not expected to have a material impact on our consolidated financial statements.

Accounting Standards Not Yet Adopted by the Company

      There are no new applicable accounting standards that we have not adopted.

Factors That May Affect Future Results and Financial Condition

      Our future results and financial condition are dependent on our ability to continue to successfully market, sell and distribute computers, hardware and software and to provide direct marketing outsourcing services. Inherent in this process are a number of factors that we must successfully manage in order to achieve favorable operating results and financial condition. Potential risks and uncertainties that could affect our future operating results and financial condition include, but are not limited to, the factors discussed below.

      Fluctuations in Operating Results. Our results of operations are influenced by a variety of factors, including general economic conditions, the condition of the computer and related products industry, shifts in demand for or availability of computer and related products and industry announcements of new products, upgrades or methods of distribution. Sales can be dependent on specific product categories, and any change in demand for or supply of such products could have a material adverse effect on our sales. Our operating results are also highly dependent upon our level of gross profit as a percentage of net sales which fluctuates due to numerous factors including opportunities to increase market share, the availability of opportunistic purchases, changes in prices from suppliers, reductions in the amount of supplier reimbursements that are made available, general competitive conditions and the relative mix of products sold during the period. We noted unusual competitive pressure and a general lightening in business demand in the notebook and desktop product categories during the last half of December 2000 that has continued on into 2001. We expect gross margins to continue to decline by approximately one to two tenths of one percent per quarter on average in 2001 primarily due to industry-wide pricing pressures and pricing strategies. In addition, our expense levels, including the costs and salaries in connection with the hiring of account executives, are based, in part, on anticipated sales. Therefore, we may not be able to reduce spending in a timely manner to compensate for any unexpected sales shortfall. As a result, quarterly period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

      Highly Competitive Industry. The computer and related products industry is highly competitive. Competition is based primarily on product availability, price, speed of delivery, credit availability, ability to tailor specific solutions to customer needs and quality and breadth of product lines. We expect competition to increase as retailers and direct marketers who have not traditionally sold computers and related products enter the industry and as the industry’s rate of growth in North America and Europe slows. The Company competes with a large number and wide variety of marketers and resellers of computers and related products, including traditional computer and related products retailers, computer superstores, Internet-only computer providers, consumer electronics and office supply superstores, mass merchandisers and national direct marketers (including value-added resellers and specialty retailers, aggregators, distributors, franchisers, manufacturers and national computer retailers, some of which have commenced their own direct marketing operations). Certain of our competitors have longer operating histories and greater financial, technical, marketing and other resources than we do. In addition, many of these competitors offer a wider range of products and services than we do and may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many current and potential competitors also have greater name recognition, engage in more extensive promotional activities and adopt more aggressive pricing policies than we do. There can be no assurance that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not have a material adverse effect on our business, results of operations and financial condition.

      The computer and related products industry is undergoing significant change. We believe that consumers have become more accepting of large-volume, cost-effective channels of distribution such as national direct marketers, Internet-only computer providers, computer superstores, consumer electronic and office supply superstores, and mass merchandisers. Major computer original equipment manufacturers have begun to sell their products directly to end-users. Additionally, product resellers and direct marketers are combining operations or acquiring or merging with other resellers and direct marketers to increase efficiency. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products and services. Accordingly, it is possible that new competitors or alliances among competitors may emerge and acquire significant market share. Generally, pricing is very aggressive in the industry and we expect pricing pressures to continue. There can be no assurance that we will be able to offset the effects of price reductions with an increase in the number of customers, higher sales, cost reductions or otherwise. Such pricing pressures could result in an erosion of our market share, reduced sales and reduced operating margins, any of which could have a material adverse effect on our business, results of operations and financial condition. We expect gross margins to continue to decline by approximately one to two tenths of one percent per quarter on average in 2001 primarily due to industry-wide pricing pressures and pricing strategies.

      Possible Nonrenewal or Cancellation of Outsourcing Arrangements; Expansion of services to non-computer customers. We perform direct marketing outsourcing services for certain manufacturers in the computer industry pursuant to various arrangements. These parties may cancel such arrangements on relatively short notice or fail to renew them upon expiration. There is no assurance that we will be able to replace any manufacturers that terminate or fail to renew their relationships with us. Additionally, we seek to expand our offerings outside of the computer industry. The failure to maintain current arrangements or the inability to enter into new ones within or outside the computer industry could have a material adverse effect on our business, results of operations and financial condition.

      Risks Associated with Past and Future Acquisitions; International Operations. We may seek to acquire additional businesses to expand or complement our operations. The magnitude, timing and nature of any future acquisitions will depend on a number of factors, including suitable acquisition candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. There is no assurance that we will identify acquisition candidates that would result in successful combinations or that any such acquisitions will be consummated on acceptable terms. Any future acquisitions may result in potentially dilutive issuance of equity securities, the incurrence of additional debt and amortization of expenses related to goodwill and intangible assets, all of which could adversely affect our profitability. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of operations of the acquired company, the diversion of management’s attention from other business concerns, risks of entering markets in which we have had no or only limited direct experience and the potential loss of key employees of the acquired company, all of which in turn could have a material adverse effect on our business, results of operations and financial condition.

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

      Business Interruption; Reliance on Information Systems. We believe that our success to date has been, and future results of operations will be, dependent in large part upon our ability to provide prompt and efficient service to customers. In addition, our success is largely dependent on the accuracy, quality and utilization of the information generated by our information systems, which affect our ability to manage our sales, distribution, inventory and accounting systems. We began in 1998 a major information system upgrade to replace our core business function software applications to accommodate our expanding business needs which will continue in 2001 and beyond. Although we have redundant systems, with full data backup, a substantial interruption in the information system or in our telephone communication systems would have a material adverse effect on our business, results of operations and financial condition.

      Managing Rapid Growth; No Assurance of Additional Financing. Since our inception, we have experienced substantial changes in and expansion of our business and operations. Our past expansion has placed, and any future expansion would place, significant demands on our administrative, operational, financial and other resources. Our operating expenses and staffing levels have increased and are expected to increase substantially in the future. In particular, we have hired a significant number of additional personnel, including senior sales managers, account executives and other persons with experience in both the computer and direct marketing industries, and there can be no assurance that such persons will perform to our expectations. Competition for such personnel is intense, and there can be no assurance that we will be able to continue to attract, assimilate and retain qualified persons in the future. In addition, we expect that any future expansion will continue to challenge our ability to hire, train, motivate and manage our employees. We also expect over time to expend considerable resources to expand/convert our information system and to implement a variety of new systems and procedures. If our sales do not increase in proportion to our operating expenses, our information systems do not expand to meet increasing demands, or we fail to attract, assimilate and retain qualified personnel or otherwise fail to manage our expansion effectively, there would be a material adverse effect on our business, results of operations and financial condition. There can be no assurance that we will achieve our growth strategy.

      Until recent years, cash flow from operations has been insufficient to finance our growth, and we have relied upon a line of credit and proceeds from public offerings to finance working capital requirements. There can be no assurance that our operations will generate sufficient cash flow or that adequate financing or additional public funds will be available to finance continued growth.

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

      Reliance on Suppliers; Allocation of Goods. We acquire products for resale both directly from manufacturers and indirectly through distributors. Purchases from Ingram Micro, Inc. and Tech Data Corporation, both distributors of computers and related products, accounted for approximately 26% and 25%, respectively, of aggregate purchases for 2000. No other supplier accounted for more than 10% of purchases in 2000. However, the top five suppliers as a group accounted for approximately 64% of our product purchases during 2000. The loss of Ingram Micro, Inc. or any other supplier could cause a short-term disruption in the availability of products. Additionally, there is no assurance that as manufacturers continue to sell directly to end users, they will not limit or curtail the availability of their product to companies such as Insight. Certain of the products offered from time to time by us are subject to manufacturer allocation, which limits the number of units of such products available to resellers like us. Our inability to obtain a sufficient quantity of products, in particular, high demand products such as desktops and notebooks, or an allocation of products from a manufacturer in a way which favors one of our competitors relative to us could cause us to be unable to fill customers’ orders in a timely manner, or at all, which could have a material adverse effect on the Company’s business, results of operations and financial condition. Certain suppliers provide us with substantial incentives in the form of payment discounts, supplier reimbursements, price protections and rebates. Supplier funds are used to offset, among other things, cost of goods sold, marketing costs and other operating expenses. We compete with other market competitors for these funds. No assurance can be given that we will continue to receive such incentives or that we will be able to collect outstanding amounts relating to these incentives in a timely manner or at all. A reduction in, the discontinuance of, a significant delay in receiving or the inability to collect such incentives could have a material adverse effect on our business, results of operations and financial condition.

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

      State Sales or Use Tax Collection. We presently collect sales tax only in states in which we have a physical presence. These states include Arizona, Indiana and Tennessee. Although not required, we also collect sales tax in California as an accommodation to our customers. Various states have sought to impose on direct marketers the burden of collecting state sales or use taxes on the sales of products shipped to that state’s residents. The United States Supreme Court has affirmed its position that, under the Commerce Clause of the United States Constitution, a state cannot constitutionally impose sales or use tax collection obligations on an out-of-state mail order company whose only contacts with the state are the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier from a point outside of the state. If the Supreme Court changes its position or if legislation is passed to overturn the Supreme Court’s decision, the imposition of a sales or use tax collection obligation on us in states to which we ship products would result in additional administrative expenses and could result in price increases to the customer or could otherwise have a material adverse effect on our business. From time to time, legislation to overturn this decision of the Supreme Court has been introduced, although to date no such legislation has been passed. Additionally, there is the possibility of a tax being imposed on sales transacted via the Internet although today none has been enacted. We also collect a goods and services tax in Canada, and a value-added tax in the United Kingdom and Germany.

      Risk of Increasing Marketing, Postage and Shipping Costs. We mail catalogs to active customers through the United States Postal Service and international services and ship products to customers by commercial delivery services. Shipping, postage and paper costs are significant expenses in the operation of our business. Historically, we have experienced increases in postage, shipping and paper costs. There can be no assurance that we will be able to offset future increased costs. The inability to pass on these increased costs could have a material adverse effect on our business, results of operations and financial condition. In addition, we ship primarily through Federal Express and United Parcel Service, and labor disputes or other service interruptions with Federal Express, United Parcel Service, the United States Postal Service or other commercial carriers could have an adverse effect on the Company’s operating costs and ability to deliver products on a timely basis.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

      The Company has interest rate exposure arising from our line of credit, which has a variable interest rate. This variable interest rate is impacted by changes in short-term interest rates. We manage interest rate exposure through our conservative debt ratio target and our mix of fixed and variable rate debt. At December 31, 2000, the fair value of the Company’s long-term debt approximated its carrying value.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

      The information included under the captions “Information Concerning Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 15, 2001 (the “Proxy Statement”) is incorporated herein by reference. We anticipate filing our Proxy Statement within 120 days after December 31, 2000. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not being filed as a part hereof.

Item 11. Executive Compensation

      The information under the caption “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      The information under the caption “Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this Report:

1. Financial Statements.

      The consolidated financial statements of Insight Enterprises, Inc. and subsidiaries and the Independent Auditors’ Report are filed herein beginning on page 24.

2. Exhibits. (unless otherwise noted, exhibits are filed herewith)

Exhibit No.			Description

2	(1)	—	Form of Articles of Merger and Certificate of Merger between Insight Enterprises, Inc., an Arizona corporation, and Insight Enterprises, Inc., a Delaware corporation (the “Registrant”)

3.1	(6)	—	Amended and Restated Certificate of Incorporation of Registrant

3.2	(13)	—	Bylaws of the Registrant

4.1	(1)	—	Specimen Common Stock Certificate

4.2	(11)	—	Form of Certificate of Designation of Preferred Shares

10.1	(1)(2)	—	Form of Indemnification Agreement

10.2	(1)(3)	—	1994 Stock Option Plan of the Registrant

10.3	(1)(3)	—	Predecessor Stock Option Plan

10.4	(3)(4)	—	1995 Employee Stock Purchase Plan of the Registrant

10.5	(3)(5)	—	Amendment to 1994 Stock Option Plan of the Registrant

10.6	(3)(7)	—	1998 Long-Term Incentive Plan

10.7	(3)(8)	—	Form of Restricted Stock Agreement

10.8	(3)(9)	—	Employment Agreement between Insight Enterprises, Inc. and Eric J. Crown dated as of March 31, 1998.

10.9	(3)(9)	—	Employment Agreement between Insight Enterprises, Inc. and Timothy A. Crown dated as of March 31, 1998.

10.10	(3)(9)	—	Employment Agreement between Insight Enterprises, Inc. and Stanley Laybourne dated as of March 31, 1998.

10.11	(3)(10)	—	1998 Employee Restricted Stock Plan

10.12	(3)(10)	—	1998 Officer Restricted Stock Plan

10.13	(12)	—	Stockholder Rights Agreement

10.14	(3)(13)	—	1999 Broad Based Employee Stock Option Plan

10.15	(3)	—	Employment Agreement between Insight Direct Worldwide, Inc. and Michael A. Gumbert dated as of January 1, 2000.

10.16	(3)	—	Employment Agreement between Direct Alliance Corporation and Branson (“Tony”) M. Smith dated as of July 1, 1999.

10.17	(3)	—	Direct Alliance Corporation 2000 Long-Term Incentive Plan

10.18	(3)	—	PlusNet Technologies Ltd. 2000 Long-Term Incentive Plan

10.19	(3)	—	Insight ASP Ltd. 2000 Long-Term Incentive Plan

11		—	Computation of Earnings per Share

21		—	Subsidiaries of the Registrant

23		—	Consent of KPMG LLP

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995.

(2)	The Company has entered into a separate indemnification agreement with each of its current directors and executive officers that differ only in party names and dates. Pursuant to the instructions accompanying Item 601 of Regulation S-K, the Registrant is filing the form of such indemnification agreement.

(3)	Management contract or compensatory plan or arrangement.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

(7)	Incorporated by reference to the Company’s Notice of 1997 Annual Meeting of Stockholders.

(8)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 1998.

(9)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 1998.

(10)	Incorporated by reference to the Company’s Form S-8 filed on December 17, 1998.

(11)	Incorporated by reference to the Company’s current report on Form 8-K filed on March 17, 1999.

(12)	Incorporated by reference to the Company’s Form 8-A filed on March 17, 1999.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

      (b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended December 31, 2000.

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

Signature	Title	Date

/s/ Eric J. Crown Eric J. Crown	Chairman of the Board Co-Chief Executive Officer (Principal Executive Officer)	March 23, 2001

/s/ Timothy A. Crown Timothy A. Crown	Director, Co-Chief Executive Officer and President	March 23, 2001

/s/ Stanley Laybourne Stanley Laybourne	Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial and Accounting Officer)	March 23, 2001

/s/ Larry A. Gunning Larry A. Gunning	Director	March 23, 2001

/s/ Robertson C. Jones Robertson C. Jones	Director	March 23, 2001

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Insight Enterprises, Inc.
Tempe, Arizona

      We have audited the accompanying consolidated balance sheets of Insight Enterprises, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insight Enterprises, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Phoenix, Arizona

January 26, 2001

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,

	2000	1999

ASSETS

Current assets:

Cash and cash equivalents	$24,917	$66,675

Accounts receivable, net of allowances for doubtful accounts of $11,813 and $9,277, respectively	313,457	200,910

Inventories, net	25,975	18,928

Prepaid expenses and other current assets	9,003	6,800

Total current assets	373,352	293,313

Property and equipment, net	84,259	56,436

Goodwill, net of accumulated amortization of $3,170 and $1,592, respectively	35,073	25,285

Other assets	1,216	348

	$493,900	$375,382

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term debt	$646	$638

Current portion of obligations under capital leases	371	260

Accounts payable	180,434	135,201

Accrued expenses and other current liabilities	14,230	15,687

Total current liabilities	195,681	151,786

Long-term debt, less current portion	13,141	13,798

Obligations under capital leases, less current portion	1,082	1,034

Line of credit	19,000	—

Commitments

Stockholders’ equity:

Preferred stock, $.01 par value, 3,000 shares authorized, no shares issued	—	—

Common stock, $.01 par value, 100,000 shares authorized; 41,540 and 40,203 shares issued and outstanding in 2000 and 1999, respectively	415	402

Additional paid-in capital	150,333	125,789

Retained earnings	140,401	83,729

Accumulated other comprehensive income —foreign currency translation adjustment	(2,844)	(1,156)

Treasury stock, 812 shares at cost	(23,309)	—

Total stockholders’ equity	264,996	208,764

	$493,900	$375,382

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)

	Years Ended December 31,

	2000	1999	1998

Net sales	$2,041,086	$1,518,369	$1,002,784

Costs of goods sold	1,801,127	1,337,370	881,910

Gross profit	239,959	180,999	120,874

Operating expenses:

Selling and administrative expenses	146,062	120,265	86,571

Aborted acquisition (proceeds) costs	(1,850)	2,302	—

Restricted stock charge	1,127	—	—

Amortization of goodwill	1,642	1,211	418

Earnings from operations	92,978	57,221	33,885

Non-operating (income) expense, net	(798)	446	713

Earnings before income taxes	93,776	56,775	33,172

Income tax expense	37,104	23,188	12,722

Net Earnings	$56,672	$33,587	$20,450

Earnings per share:

Basic	$1.40	$0.87	$0.56

Diluted	$1.35	$0.83	$0.54

Shares used in per share calculation:

Basic	40,461	38,681	36,352

Diluted	41,948	40,407	37,991

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands)

		Additional		Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Capital	Earnings	Income	Stock	Equity

Balances at December 31, 1997	$349	$72,371	$29,692	$(32)	$—	$102,380

Issuance of common stock for acquisitions	11	14,317	—	—	—	14,328

Issuance of common stock under stock option plans and employee stock purchase plan	21	7,727	—	—	—	7,748

Tax benefit recognized on stock exercised	—	6,381	—	—	—	6,381

Comprehensive income:

Foreign currency translation adjustment, net of tax	—	—	—	(179)	—	(179)

Net earnings	—	—	20,450	—	—	20,450

Total comprehensive income						20,271

Balances at December 31, 1998	381	100,796	50,142	(211)	—	151,108

Issuance of common stock under stock plans and employee stock purchase plan	21	16,727	—	—	—	16,748

Tax benefit recognized on stock options exercised	—	8,266	—	—	—	8,266

Comprehensive income:

Foreign currency translation adjustment, net of tax	—	—	—	(945)	—	(945)

Net earnings	—	—	33,587	—	—	33,587

Total comprehensive income					—	32,642

Balances at December 31, 1999	402	125,789	83,729	(1,156)	—	208,764

Issuance of common stock under stock plans and employee stock purchase plan	13	16,404	—	—	—	16,417

Tax benefit recognized on stock options exercised	—	8,140	—	—	—	8,140

Repurchase of common stock	—	—	—	—	(34,469)	(34,469)

Issuance of treasury stock in satisfaction of contingent acquisition payment	—	—	—	—	11,160	11,160

Comprehensive income:

Foreign currency translation adjustment, net of tax	—	—	—	(1,688)	—	(1,688)

Net earnings	—	—	56,672	—	—	56,672

Total comprehensive income						54,984

Balances at December 31, 2000	$415	$150,333	$140,401	$(2,844)	$(23,309)	$264,996

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,

	2000	1999	1998

Cash flows from operating activities:

Net earnings	$56,672	$33,587	$20,450

Adjustments to reconcile net earnings to net cash provided by operating activities:

Depreciation and amortization	14,602	7,913	4,303

Tax benefit from stock options exercised	8,140	8,266	6,381

Provision for losses on accounts receivable	8,375	5,749	5,366

Provision for obsolete and slow moving inventories	6,160	3,067	1,802

Deferred income taxes	(3,561)	1,791	(2,553)

Change in assets and liabilities, net of acquisitions
Increase in accounts receivable	(122,237)	(67,522)	(58,573)

(Increase) decrease in inventories	(13,450)	12,214	15,879

Decrease (increase) in prepaid expenses and other current assets	1,287	(1,448)	4,018

(Increase) decrease in other assets	(319)	950	(827)

Increase in accounts payable	46,756	55,108	50,250

(Decrease) increase in accrued expenses and other current liabilities	(878)	4,429	(1,364)

Net cash provided by operating activities	1,547	64,104	45,132

Cash flows from investing activities:

Purchases of property and equipment	(41,428)	(28,419)	(13,839)

Purchase of LC Design Werbeagentur GmbH and Computerprofis Computersyteme and Burokommunikation, net of cash acquired	—	(2,487)	(4,521)

Purchase of Choice Peripherals Limited and PlusNet Technologies Limited, plus cash overdraft assumed	—	—	(3,534)

Purchase of additional interest in PlusNet Technologies, net of cash acquired	(1,809)	—	—

Purchase of Treasure Chest Computers, Inc., net of cash acquired	—	(1,225)	(27)

Net cash used in investing activities	(43,237)	(32,131)	(21,921)

Cash flows from financing activities:

Net borrowings (repayment) on line of credit	19,000	—	(32,750)

Net (repayment) borrowings of long-term debt	(657)	5,827	8,094

Net repayment of obligations under capital leases	(463)	(124)	—

Issuance of common stock	16,417	16,748	7,748

Purchase of treasury stock	(34,469)	—	—

Net cash (used in) provided by financing activities	(172)	22,451	(16,908)

Effect of exchange rate on cash and cash equivalents	104	(723)	(311)

(Decrease) increase in cash and cash equivalents	(41,758)	53,701	5,992

Cash and cash equivalents at beginning of year	66,675	12,974	6,982

Cash and cash equivalents at end of year	$24,917	$66,675	$12,974

Supplemental disclosures of cash flow information:

Cash paid during the year for interest	$1,469	$1,017	$912

Cash paid during the year for income taxes	$29,821	$11,808	$4,705

Supplemental disclosure of non-cash financing and investing activity:

Treasury stock issued in satisfaction of contingent acquisition payment	$11,160	$—	$—

Property and equipment acquired through capital lease transactions	$511	$1,418	$—

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2000, 1999 and 1998

(1) Operations and Summary of Significant Accounting Policies

Description of Business

      Insight Enterprises, Inc. (the “Company”) is a holding company with the following operating units: Insight Direct Worldwide, Inc. (“Insight”) and Direct Alliance Corporation (“Direct Alliance”). Insight is a global direct marketer of computers, hardware, and software with locations in the United States, Canada, the United Kingdom and Germany. Insight sells products via the Internet and by a staff of customer-dedicated account executives utilizing proactive outbound telephone-based sales, electronic commerce and electronic marketing. Direct Alliance enables manufacturers of brand name products to directly access customers and improve the efficiency of their indirect sales channels. Direct Alliance provides outsourced services that include demand generation marketing, direct sales management, Internet enablement, product fulfillment and transaction management services.

Principles of Consolidation and Presentation

      The consolidated financial statements include the accounts of Insight Enterprises, Inc. and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

      On April 3, 1998, the Company acquired all of the outstanding stock of Choice Peripherals Limited, a United Kingdom direct marketer of computers and computer-related products, and 85% of the outstanding common stock of PlusNet Technologies Limited, a United Kingdom Internet service provider, for a total of 280,841 shares of the Company’s Common Stock (valued at $2,516,000) and $3,534,000 in cash, including acquisition costs and a cash overdraft position that was assumed, with further consideration payable in the future, contingent on profitability of the acquired companies. On January 26, 2000, the Company acquired an additional 10% of the outstanding Common Stock of PlusNet Technologies Limited for $1,809,000. On June 23, 2000, the Company issued 587,681 shares of its common stock out of treasury (valued at $11,160,000) as full consideration of the final contingent acquisition payment. The Company has recorded total goodwill of $19,561,000 for these acquisitions.

      On September 13, 1998, the Company acquired all of the outstanding stock of Treasure Chest Computers, Inc., a United States direct marketer of computers and computer-related products, for 677,007 shares of the Company’s Common Stock (valued at $10,000,000) plus $27,000 of acquisition costs, net of cash acquired. The Company has also included in goodwill the costs to relocate the business to Arizona and Indiana. Additionally, in 1999 the Company negotiated a final settlement to eliminate any contingent future acquisition costs. This amount has been recorded as goodwill. The Company has recorded total goodwill of $10,683,000 for this acquisition.

      On December 16, 1998, the Company acquired all of the outstanding stock of LC-Design Werbeagentur GmbH, a German holding company, and Computerprofis Computersysteme and Burokommunikation, a German direct marketer of computers and computer-related products, for a total of 123,174 shares of the Company’s Common Stock (valued at $1,810,000) and $4,521,000 in cash, including acquisition costs and net of cash acquired. In 1999, the Company negotiated a final settlement to eliminate any contingent future acquisition costs. This amount has been recorded as goodwill. The Company has recorded total goodwill of $9,334,000 for this acquisition.

      All acquisitions have been accounted for by the purchase method of accounting, and accordingly the acquired companies’ assets and liabilities have been recorded at their fair values at the date of acquisition. The excess of the purchase price, including acquisition costs, net of cash acquired or cash overdraft position assumed, over the fair value of the net assets acquired has been recorded as goodwill and is being amortized over 20 years. The results of operations of the acquired companies have been recorded in the consolidated financial statements of the Company beginning with the effective date of each acquisition

      In July 2000, the Company’s Board of Directors approved a 3-for-2 stock split effected in the form of a stock dividend and payable on September 18, 2000 to stockholders of record at the close of business on August 21, 2000. Additionally, 3-for-2 stock splits were affected in the form of stock dividends on February 18, 1999 and September 8, 1998. All share amounts, share prices and earnings per share have been retroactively adjusted to reflect these 3-for-2 stock splits.

Cash Equivalents

      The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(continued)
December 31, 2000, 1999 and 1998

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

Goodwill

      Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight line basis over the expected periods to be benefited, generally 20 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

Sales Recognition

      Sales are recognized upon shipment to the customer. Provisions are made currently for estimated product returns expected to occur under the Company’s return policy. Presently, outsourcing arrangements are service fee based whereby the Company derives net sales based on a percentage of the sales generated from products sold. Sales so derived from service fee based arrangements and all direct costs related to the generation of the sales are included in the Company’s net sales and cost of goods sold, respectively. Under certain of the Company’s other outsourcing arrangements, the Company takes title to inventories of products and assumes credit risk associated with sales to the end user. Sales and the related costs derived from the sales of such products are included in the Company’s net sales and cost of goods sold, respectively.

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

Foreign Currency Translation

      The financial statements of the Company’s foreign subsidiaries are translated into United States dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” Assets and liabilities of the subsidiaries are translated into United States dollars at current exchange rates. Income and expense items are translated at the average exchange rate for each month within the year. The resulting translation adjustments are recorded directly as a separate component of stockholders’ equity. All transaction gains or losses are recorded in the statement of earnings.

Earnings Per Share

      Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during each year. Diluted earnings per share includes the impact of stock options assumed to be exercised using the treasury stock method. The denominator for diluted earnings per share is greater than the denominator used in basic earnings per share by 1,487,107 shares in 2000, 1,726,023 shares in 1999 and 1,639,011 shares in 1998. The numerator is the same for both basic and diluted earnings per share.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(continued)
December 31, 2000, 1999 and 1998

Stock-Based Compensation

      In accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” the Company measures stock-based compensation expense as the excess of the market price at the grant date over the amount the employee must pay for the stock. The Company’s policy is to grant stock options at fair market value at the date of grant; accordingly, no compensation expense is recognized. As permitted, the Company has elected to adopt the pro forma disclosure provisions only of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).

      The Company is recognizing the compensation expense associated with the issuance of restricted stock over the vesting period. The total compensation expense associated with restricted stock represents the value based upon the number of shares awarded multiplied by the closing price on the date of grant. Recipients of restricted stock are entitled to receive any dividends declared on the Company’s Common Stock and have voting rights, regardless of whether such shares have vested. Unvested shares of restricted stock are forfeited if the recipient is no longer an employee of the Company.

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

Segment Reporting

      On January 1, 1998, the Company adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). SFAS No. 131 supersedes SFAS No. 14, “Financial Reporting for Segments of a Business Enterprise,” replacing the “industry segment” approach with the “management” approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. SFAS No. 131 also requires disclosure about products and services, geographical areas, and major customers. The adoption of SFAS No. 131 does not affect results of operations or financial position. The Company operates in two segments; direct marketing (Insight) and outsourcing of direct marketing services (Direct Alliance). See Note 13.

Comprehensive Income

      The Company adopted SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”), effective January 1, 1998. SFAS No. 130 establishes standards for the reporting and presentation of comprehensive income and its components in financial statements. Comprehensive income encompasses net income and “other comprehensive income”, which includes all other non-owner transactions and events that change stockholders’ equity.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

      The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Reclassifications

      Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform with the 2000 presentation.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
December 31, 2000, 1999 and 1998

(2) Property and Equipment

      Property and equipment consist of the following:

	December 31,

	2000	1999

	(in thousands)
Land	$5,344	$3,639

Buildings	33,544	16,641

Equipment	23,276	15,546

Furniture and fixtures	20,496	14,963

Leasehold improvements	5,217	4,117

Software	21,056	15,657

	108,933	70,563

Accumulated depreciation and amortization	(24,674)	(14,127)

Property and equipment, net	$84,259	$56,436

(3) Line of Credit

      The Company has a credit facility with a finance company. The agreement provides for cash advances outstanding at any one time up to a maximum of $100,000,000 on the line of credit, subject to limitations based upon the Company’s eligible accounts receivable and inventories. As of December 31, 2000, we had a long-term outstanding balance of $19,000,000 and $40,042,000 was available under the line of credit. The credit facility can be used to facilitate the purchases of inventories from certain suppliers, and that portion is classified on the balance sheet as accounts payable. As of December 31, 2000 and 1999, the balance of this portion of the credit facility was $40,958,000 and $54,739,000, respectively. Cash advances bear interest at the London Interbank Offered Rate (“LIBOR”) plus 0.80% (resulting in an interest rate of 7.36% at December 31, 2000) payable monthly.

      The credit facility expires in February 2002. The line is secured by substantially all of the assets of the Company. The line of credit contains various covenants, including the requirement that the Company maintain a specified dollar amount of tangible net worth and restrictions on payment of cash dividends.

(4) Long-Term Debt

      Long-term debt at December 31, 2000 and 1999 consists of the following:

	2000	1999

	(in thousands)
7.15% first mortgage note payable in monthly installments of $78,249, including interest, with final payment due in May 2013. The debt is secured by the land, building and improvements to which it relates	$7,713	$8,086

8.02% first mortgage note payable in monthly installments of $44,013, including interest, with final payment due in December 2014. The debt is secured by the land, building and improvements to which it relates	4,435	4,600

8.02% first mortgage note payable in monthly installments of $16,266, including interest, with final payment due in December 2014. The debt is secured by the land, building and improvements to which it relates	1,639	1,700

Notes payable paid off in 2000	—	50

Total long-term debt	13,787	14,436

Less current portion	(646)	(638)

Long-term debt, less current portion	$13,141	$13,798

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2000, 1999 and 1998

      The aggregate annual maturities of long-term debt as of December 31, 2000 are as follows:

Years ending December 31,	(in thousands)

2001	$646

2002	696

2003	749

2004	807

2005	870

Thereafter	10,019

$13,787

(5) Leases

      The Company is obligated under a capital lease for furniture that expires in July 2004. At December 31, 2000, this furniture is recorded in furniture and fixtures at a total cost of $1,928,000.

      The Company has several non-cancelable operating leases, primarily for office and distribution center space. Rental expense for operating leases was $3,599,000, $3,594,000 and $2,550,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

      Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2000 are as follows:

Years ending December 31,	Capital Leases	Operating Leases

	(in thousands)	(in thousands)

2001	$444	$2,536

2002	444	2,459

2003	444	2,040

2004	281	1,174

2005	—	403

Thereafter	—	1,057

Total minimum lease payments	1,613	$9,669

Less amount representing interest at 5.69%	(160)

Present value of net minimum capital lease payment	1,453

Less current portion of obligation under capital leases	(371)

Obligations under capital leases, less current portion	$1,082

(6) Income Taxes

      Income tax expense (benefit) consists of the following:

	Years Ended December 31,

	2000	1999	1998

	(in thousands)
Current:

Federal	$36,332	$18,720	$13,193

State	3,664	2,043	2,061

Foreign	706	964	—

	40,702	21,727	15,254

Deferred:

Federal	(3,364)	1,204	(2,227)

State	(234)	257	(305)

	(3,598)	1,461	(2,532)

	$37,104	$23,188	$12,722

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2000, 1999 and 1998

      The effective income tax rates for the years ended December 31, 2000, 1999 and 1998, were 39.6% , 40.8% and 38.4%, respectively. The actual expense differs from the “expected” tax expense (computed by applying the United States federal corporate income tax rate of 35% in 2000, 1999 and 1998) as follows:

	Years Ended December 31,

	2000	1999	1998

	(in thousands)
Computed “expected” tax expense	$32,822	$19,871	$11,806

Increase in income taxes resulting from:

State income taxes, net of federal income tax benefit	3,001	1,495	1,141

Foreign operating losses for which no tax benefit was recognized	982	1,031	—

Non-deductible amortization	627	424	—

Tax exempt interest	(299)	—	—

Other net	(29)	367	(225)

Provision for income taxes	$37,104	$23,188	$12,722

      At December 31, 2000, United States income taxes have not been provided on the unremitted earnings of subsidiaries operating outside the United States. These earnings, which are considered to be invested indefinitely, would become subject to United States income tax if they were remitted as dividends, were lent to the Company, or if the Company were to sell its stock in the subsidiaries.

      Sources of deferred income taxes and their tax effects are as follows:

	Years Ended December 31,

	2000	1999	1998

	(in thousands)
Software development costs	$285	$3,157	$—

Deferred revenue	3	(14)	—

Prepaid expenses	186	24	61

Allowances for doubtful accounts and returns	(1,159)	(920)	(1,287)

Inventories allowances	(137)	(142)	202

Miscellaneous accruals	(2,977)	(211)	(1,386)

Accrued vacation and other payroll liabilities	(212)	(51)	26

Other, net	413	(382)	(148)

	$(3,598)	$1,461	$(2,532)

      The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:

	December 31,

	2000	1999

	(in thousands)
Deferred tax assets:

Allowance for doubtful accounts and returns	$3,632	$2,473

Foreign tax loss carryforwards	982	1,031

Accrued warranty costs	103	244

Inventories allowances	550	413

Miscellaneous accruals	5,261	2,284

Accrued vacation and other payroll liabilities	771	559

Other	20	295

Subtotal	11,319	7,299

Valuation allowance	(982)	(1,031)

Total gross deferred tax assets	10,337	6,268

Deferred tax liabilities:

Software development costs	(3,442)	(3,157)

Prepaid expenses	(687)	(501)

Total gross deferred tax liabilities	(4,129)	(3,658)

Net deferred tax asset	$6,208	$2,610

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2000, 1999 and 1998

      Due to the Company’s profitable operations, management believes that realization of the deferred tax assets, net of applicable valuation allowances, is more likely than not. The amount of the deferred tax assets considered realizable could be reduced or increased if estimates of future taxable income during the carryforward period are reduced or increased. Reversal of the Company’s temporary differences is expected to occur in the near future due to their short-term nature. The net deferred tax asset at December 31, 2000 and 1999 is included in prepaid expenses and other current assets on the consolidated balance sheet.

(7) Benefit Plans

      The Company has adopted a defined contribution benefit plan (the “Defined Contribution Plan”) which complies with section 401(k) of the Internal Revenue Code. Employees who complete six months of service are eligible to participate in the Defined Contribution Plan. The Defined Contribution Plan allows for the Company to match up to 25% of the employees’ contributions up to a maximum six percent of total compensation. Contribution expense was $670,000, $568,000 and $410,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

      In August 1995, the Company adopted an Employee Stock Purchase Plan (the “Purchase Plan”). Under the terms of the Purchase Plan, employees other than officers may purchase a total of up to 506,250 shares of Common Stock. The purchase price per share is 85% of the market value per share of Common Stock determined as of the beginning of the quarterly purchase period as specified in the Purchase Plan. As of December 31, 2000, 184,106 shares have been issued under the Purchase Plan.

(8) Stock Plans

      The Company has various long-term incentive plans (the “Plans”) including: stock option and restricted stock plans in the Company (the “Company Plans”), and stock option plans in the following subsidiaries: Direct Alliance, PlusNet Technologies, Limited and Insight ASP, Limited (collectively, the “Subsidiary Plans”). The purpose of the Plans is to benefit and advance the interests of the Company by rewarding officers, directors and employees for their contributions to the success of the Company and therefore motivating them to continue to make such contributions in the future. The Plans provide for fixed grants of both incentive stock options, nonqualified stock options and restricted stock grants. The stock options generally vest over a one to five year period from the date of grant and expire 6 to 10 years after the date of grant.

      The Company has adopted the disclosure-only provisions of SFAS 123, “Accounting for Stock-based Compensation”. In accordance with the provisions of SFAS 123, the Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for the Plans and accordingly, does not recognize compensation expense for any of its Plans because the Company typically does not issue options at exercise prices below the market value at date of grant. Had compensation cost for the Plans been determined consistent with SFAS No. 123, the Company’s net earnings and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

		Years ended December 31,

		2000	1999	1998

		(in thousands, except per share data)
Net earnings Basic earnings per share Diluted earnings per share	As reported Pro forma As reported Pro forma As reported Pro forma	$56,672 $46,156 $1.40 $1.14 $1.35 $1.10	$33,587 $29,360 $0.87 $0.76 $0.83 $0.73	$20,450 $16,986 $0.56 $0.47 $0.54 $0.45

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2000, 1999 and 1998

Company Plans

      In November 1994, the Company established a 1994 Stock Option Plan (the “1994 Plan”). Options exercisable for a total of 4,303,125 shares of Common Stock are issuable under the 1994 Plan. The 1994 Plan provides for the grant to executive officers, other key employees, non-employee directors and consultants of either “incentive stock options”, within the meaning of Section 422 of the Code, or nonqualified stock options. Under the 1994 Plan, only employees (including officers) of the Company are eligible to receive incentive stock options. The 1994 Plan is administered by the Board of Directors of the Company (or a committee of the Board) which determines the terms of options granted under the 1994 Plan, including the exercise price and the number of shares subject to the option. The 1994 Plan provides the Board of Directors with the discretion to determine when options granted thereunder shall become exercisable. As of December 31, 2000, 21,984 stock options under the 1994 Plan were available for grant.

      In October 1997, the stockholders approved the establishment of the 1998 Long-Term Incentive Plan (the “1998 LTIP”) for officers, employees, directors and consultants or independent contractors. The 1998 LTIP authorizes grants of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted Common Stock and performance-based awards. Effective March 13, 2000, the stockholders approved an amendment to the 1998 LTIP increasing the number of shares eligible for awards to 6,000,000. In addition, the Board of Directors may reserve additional shares although the calculation of additional shares shall be limited to an amount of additional shares such that the number of shares of Common Stock remaining for grant under the 1998 LTIP and any of the Company’s other option plans, plus the number of shares of Common Stock granted but not yet exercised under the 1998 LTIP and any of the Company’s other option plans, shall not exceed 20% of the outstanding shares of Common Stock of the Company at the time of calculation of the additional shares. As of December 31, 2000, there were 1,120,784 shares of Common Stock available to grant for awards under the 1998 LTIP.

      In September 1998, the Company established the 1998 Employee Restricted Stock Plan (the “1998 Employee RSP”) for the employees of the Company. The total number of restricted Common Stock shares initially available for grant under the 1998 Employee RSP is 562,500. As of December 31, 2000, 434,417 shares of restricted Common Stock stock were available for grant under the 1998 Employee RSP.

      In December 1998, the Company established the 1998 Officer Restricted Stock Plan (the “1998 Officer RSP”) for the officers of the Company. The total number of restricted Common Stock shares initially available for grant under the 1998 Officer RSP is 56,250. As of December 31, 2000, 490 shares of restricted Common Stock were available for grant under the 1998 Officer RSP.

      In September 1999, the Company established the 1999 Broad Based Employee Stock Option Plan (the “1999 Broad Based Plan”) for the employees of the Company. The total number of stock options initially available for grant under the 1999 Broad Based Plan is 1,500,000; provided, however, that no more than 20% of the shares of stock available under the 1999 Broad Based Plan may be awarded to the Officers. As of December 31, 2000, 56,138 stock options were available for grant under the 1999 Broad Based Plan.

      The 1994 Plan, 1998 LTIP, 1998 Employee RSP, 1998 Officer RSP and 1999 Broad Based Plan (the “Plans”) are administered by the Compensation Committee of the Board of Directors. Except as provided below, the Compensation Committee has the exclusive authority to administer the Plans, including the power to determine eligibility, the types of awards to be granted, the price and the timing of awards. The Plans do, however, provide that the Company’s CEO has the authority to grant awards to any individual (other than the three highest-ranking executives of the Company) and provides further that any grant to an individual who is subject to Section 16 of the Securities Exchange Act of 1934 may not be exercisable for at least six months from the date of grant.

      Generally, options granted expire in ten years, are exercisable during the optionee’s lifetime only by the recipient and are non-transferable. Unexercised options generally terminate seven days after an individual ceases to be an employee of the Company.

      The Company has issued shares of restricted Common Stock as incentives to certain officers and employees. The shares of restricted Common Stock are valued at the date of grant, amortized over the three-year vesting period and the majority contain an acceleration clause which causes the shares to automatically vest if the Company’s Common Stock closed above a certain price of either $29 or $44 per share. On May 15, 2000, the Company’s Common Stock closed above $29 causing 114,396 shares of restricted Common Stock to automatically vest. The Company has recorded a pre-tax charge of $1,127,000 related to the early vesting of this restricted Common Stock. This charge represents the unamortized portion of the restricted Common Stock in excess of the scheduled amortization. Scheduled amortization is included in selling and administrative expenses. At December 31, 2000, there were 143,138 shares of restricted Common Stock outstanding, which represents $2,850,000 of

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2000, 1999 and 1998

unamortized deferred compensation. 60,468 of these restricted Common Stock shares will automatically vest if the Company’s Common Stock closes above $44 per share. The remaining 82,670 have no such acceleration clause.

      For purposes of the SFAS No. 123 pro forma net earnings and net earnings per share calculation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants under the Company Plans in 2000, 1999 and 1998:

	Years ended December 31,

	2000	1999	1998

Dividend yield	0%	0%	0%

Expected volatility	50%	50%	50%

Risk-free interest rate	5.1%	6.3%	4.5%

Expected lives	2.4 years	2.4 years	2.1 years

      The following table summarizes the Company’s stock option activity under the Company Plans:

	Year ended December 31,2000		Year ended December 31, 1999

	Number of	Weighted Average	Number of	Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Balance at the beginning of year	4,615,212	$14.03	4,648,608	$8.92

Granted	3,769,273	20.48	2,398,155	18.49

Exercised	(1,210,541)	10.99	(1,903,298)	7.65

Expired	(340,349)	18.59	(528,253)	12.37

Balance at the end of year	6,833,596	17.81	4,615,212	14.03

Exercisable at the end of year	1,573,719	13.44	822,965	9.08

Weighted-average fair value of options granted during the year	$6.90		$4.22

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Year ended December 31, 1998

	Number of	Weighted Average
	Shares	Exercise Price

Balance at the beginning of year	4,405,928	$5.58

Granted	3,254,337	11.08

Exercised	(1,845,239)	3.89

Expired	(1,166,418)	10.28

Balance at the end of year	4,648,608	8.92

Exercisable at the end of year	557,541	6.72

Weighted-average fair value of options granted during the year	$2.31

      The following table summarizes the status of outstanding stock options under the Company Plans as of December 31, 2000:

	OPTIONS OUTSTANDING

		Weighted
		Average	Weighted
Range of	Number of Options	Remaining	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price

$1.78-13.67	1,372,422	6.90 years	$10.02

13.69-16.92	1,482,435	9.46	14.69

16.94-19.79	1,603,998	8.88	18.30

19.81-23.00	1,690,983	9.05	22.20

23.01-42.79	683,758	9.50	28.22

	6,833,596	8.71	17.81

[Additional columns below]

[Continued from above table, first column(s) repeated]

	OPTIONS EXERCISABLE

		Weighted
Range of	Number of Options	Average
Exercise Prices	Exercisable	Exercise Price

$1.78-13.67	870,917	$8.94

13.69-16.92	148,925	16.08

16.94-19.79	357,893	18.80

19.81-23.00	171,234	21.25

23.01-42.79	24,750	24.50

	1,573,719	13.44

Subsidiary Plans

      In May 2000, the Company established the Direct Alliance Corporation 2000 Long-Term Incentive Plan (Direct Alliance 2000 LTIP”), the PlusNet Technologies Limited 2000 Long-Term Incentive Plan (“PlusNet 2000 LTIP”) and the Insight ASP Limited 2000 Long-Term Incentive Plan (“Insight ASP 2000 LTIP”). The total number of stock options initially available for grant under these plans is: Direct Alliance 2000 LTIP – 4,500,000, PlusNet 2000 LTIP – 7,500,000 and Insight ASP 2000 LTIP – 7,500,000. As of December 31, 2000, the number of stock options available for grant under these plans is: Direct Alliance 2000 LTIP – 1,090,000, PlusNet 2000 LTIP – 2,300,000 and Insight ASP 2000 LTIP – 2,000,000.

      Subsidiary Plans, which are currently administered by the respective subsidiary’s Board of Directors, include provisions for granting of incentive awards in the form of stock options to the subsidiary’s employees and directors as well as to officers and employees of its parent and corporate affiliates.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2000, 1999 and 1998

      The right to purchase shares under the stock option agreements with the subsidiary’s employees and directors vest 100% on the fifth anniversary of the date of grant. The vesting and exercisability of the options accelerate in the event of an initial public offering or change of control of the subsidiary or the Company.

      The right to purchase shares under the stock option agreements with officers or employees of its parent or corporate affiliates are 100% vested on the date of grant, however, are not exercisable until the fifth anniversary of the date of grant. The exercisability of these options accelerate in the event of an initial public offering or change of control of the subsidiary or the Company.

      Generally, options granted expire in ten years, unless an earlier time is set in the grant agreement, are exercisable during the optionee’s lifetime only by the recipient and are non-transferable. Unexercised options generally terminate seven days after an individual ceases to be an employee of the Company. Options granted under the Subsidiary Plans to date must be exercised within six years from the date of grant.

      For purposes of the SFAS No. 123 pro forma net earnings and net earnings per share calculation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants under the Subsidiary Plans:

		PlusNet
		Technologies,
	Direct Alliance	Limited	Insight ASP, Limited

Dividend yield	0%	0%	0%

Expected volatility	0%	0%	0%

Risk-free interest rate	5.13%	5.08%	5.08%

Expected lives	2.8 years	5.5 years	5.5 years

The following table summarizes the Company’s stock option activity in 2000 under the Subsidiary Plans:

			PlusNet Technologies,

	Direct Alliance		Limited

	Number of	Weighted Average	Number of	Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Balance at the beginning of year	—	$—	—	$—

Granted	3,410,000	1.42	5,200,000	0.30

Exercised	—	—	—	—

Expired	—	—	—	—

Balance at the end of year	3,410,000	1.42	5,200,000	0.30

Weighted-average fair value of options granted during the year	$0.18		< $0.01

[Additional columns below]

[Continued from above table, first column(s) repeated]

Insight ASP,

Limited

	Number of	Weighted Average
	Shares	Exercise Price

Balance at the beginning of year	—	$—

Granted	5,500,000	0.04

Exercised	—	—

Expired	—	—

Balance at the end of year	5,500,000	0.04

Weighted-average fair value of options granted during the year	< $0.01

PlusNet Technologies, Limited and Insight ASP, Limited are subsidiaries of the Company in the United Kingdom and as such, exercise prices are designated in British pounds. The exercise prices represented in the table above for these plans is based on the exchange rate for British Pounds at December 31, 2000.

At December 31, 2000, no options granted under the Subsidiary Plans were exercisable.

(9) Stockholder Rights Agreement

      On December 14, 1998, each stockholder of record received one Preferred Share Purchase Right (“Right”) on each outstanding share of Common Stock owned. Each Right entitles stockholders to buy one three-hundredth of a share of Series A Preferred Stock of the Company at an exercise price of $200. The Rights will be exercisable if a person or group acquires 15% or more of the Common Stock of the Company or announces a tender offer for 15% or more of the Common Stock. Should this occur, the Right will entitle its holder to purchase, at the Right’s exercise price, a number of shares of Common Stock having a market value at the time of twice the Right’s exercise price. Rights held by the 15% holder will become void and will not be exercisable to purchase shares at the bargain purchase price. If the Company is acquired in a merger or other business

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2000, 1999 and 1998

combination transaction after a person acquires 15% or more of the Company’s Common Stock, each Right will entitle its holder to purchase at the Right’s then current exercise price a number of the acquiring company’s common shares having a market value at the time of twice the Right’s exercise price.

(10) Non-Operating (Income) Expense, Net

      Non-operating (income) expense, net, consists primarily of interest income and interest expense. Interest income is generated by the Company through short-term investments, some of which are investment grade tax-advantaged bonds. Interest expense primarily relates to borrowings associated with the financing of facility acquisitions and the financing of inventory purchases under the Company’s line of credit.

(11) Fair Value of Financial Instruments

      SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values for its financial instruments. The following summary presents a description of the methodologies and assumptions used to determine such amounts.

      Fair value estimates are made at a point in time and are based on relevant market information and information about the financial instruments; they are subjective in nature and involve uncertainties and matters of judgment and, therefore, can not be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at any time the Company’s entire holdings of a particular instrument. Changes in assumptions could significantly affect these estimates.

      Since the fair value is estimated as of December 31, 2000, the amounts that will actually be realized or paid in settlement of the instrument could be significantly different.

      The carrying amounts for cash and cash equivalents are assumed to be the fair value because of the liquidity of these instruments.

      The carrying amounts for accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value because of the short maturity of these instruments.

(12) Supplemental Financial Information

      A summary of additions and deductions related to the allowances for doubtful accounts receivable and provisions for obsolescence of inventories for the years ended December 31, 2000, 1999 and 1998 follows (in thousands):

	Balance at
	Beginning of			Balance at
	Period	Additions	Deductions	End of Period

Allowances for doubtful accounts receivable:

Year ended December 31, 2000	$9,277	$8,375	$(5,839)	$11,813

Year ended December 31, 1999	$7,128	$5,749	$(3,600)	$9,277

Year ended December 31, 1998	$3,274	$5,366	$(1,512)	$7,128

Provisions for obsolescence of inventories:

Year ended December 31, 2000	$1,610	$6,160	$(6,452)	$1,318

Year ended December 31, 1999	$1,761	$3,067	$(3,218)	$1,610

Year ended December 31, 1998	$1,397	$1,802	$(1,438)	$1,761

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2000, 1999 and 1998

(13) Segment Information (in thousands)

      The Company operates in two industry segments: direct marketing (Insight) and outsourcing of direct marketing services (Direct Alliance). The Company’s principal markets are in North America and Europe.

		Direct	Acquisition
	Insight	Alliance	(Costs) Proceeds	Consolidated

2000

Net sales	$1,930,179	$110,907	$—	$2,041,086

Earnings from operations	$79,281	$11,847	$1,850	$92,978

1999

Net sales	$1,414,559	$103,810	$—	$1,518,369

Earnings from operations	$50,655	$8,868	$(2,302)	$57,221

1998

Net sales	$910,647	$92,137	$—	$1,002,784

Earnings from operations	$29,772	$4,113	$—	$33,885

      None of the Company’s customers exceeded two percent of net sales.

      The following is a summary of the Company’s geographic operations:

	North
	America	Europe	Total

2000

Net sales	$1,910,791	$130,295	$2,041,086

Total long-lived assets	$84,904	$35,644	$120,548

1999

Net sales	$1,362,728	$155,641	$1,518,369

Total long-lived assets	$61,510	$20,559	$82,069

      Although the Company could be impacted by the international economic climate, management does not believe material credit risk existed at December 31, 2000. The Company monitors its customers’ financial conditions and does not require collateral. Historically, the Company has not experienced significant losses related to accounts receivables from any individual or groups of customers.

(14) Aborted Acquisition (Proceeds) Costs

      On October 18, 1999, the Company announced it had terminated a proposed European merger and reflected $2,302,000 of the costs of the aborted acquisition in its 1999 fourth quarter and year-end results. During 2000, the Company received proceeds of $1,850,000 from an insurance policy covering costs incurred in the aborted acquisition and reflected the proceeds in the 2000 year-end results.

(15) Repurchase Program

      On February 24, 2000, the Company’s Board of Directors instituted a stock repurchase program, which allows the Company to repurchase up to 1,500,000 shares of its Common Stock. On September 25, 2000 the Company’s Board of Directors authorized the repurchase of an additional 1,000,000 shares. Any shares repurchased are held as treasury shares and could be used for employee benefit plans, acquisitions, contingency payments on acquisitions or other general corporate purposes. During 2000, the Company purchased a total of 1,399,225 shares at an average cost of $24.63 per share. On June 23, 2000, 587,681 of these shares were issued as a final contingency acquisition payment associated with the acquisition of PlusNet Technologies, Limited.

Index to Exhibits

Exhibit No.			Description

2	(1)	—	Form of Articles of Merger and Certificate of Merger between Insight Enterprises, Inc., an Arizona corporation, and Insight Enterprises, Inc., a Delaware corporation (the “Registrant”)

3.1	(6)	—	Amended and Restated Certificate of Incorporation of Registrant

3.2	(13)	—	Bylaws of the Registrant

4.1	(1)	—	Specimen Common Stock Certificate

4.2	(11)	—	Form of Certificate of Designation of Preferred Shares

10.1	(1)(2)	—	Form of Indemnification Agreement

10.2	(1)(3)	—	1994 Stock Option Plan of the Registrant

10.3	(1)(3)	—	Predecessor Stock Option Plan

10.4	(3)(4)	—	1995 Employee Stock Purchase Plan of the Registrant

10.5	(3)(5)	—	Amendment to 1994 Stock Option Plan of the Registrant

10.6	(3)(7)	—	1998 Long-Term Incentive Plan

10.7	(3)(8)	—	Form of Restricted Stock Agreement

10.8	(3)(9)	—	Employment Agreement between Insight Enterprises, Inc. and Eric J. Crown dated as of March 31, 1998.

10.9	(3)(9)	—	Employment Agreement between Insight Enterprises, Inc. and Timothy A. Crown dated as of March 31, 1998.

10.10	(3)(9)	—	Employment Agreement between Insight Enterprises, Inc. and Stanley Laybourne dated as of March 31, 1998.

10.11	(3)(10)	—	1998 Employee Restricted Stock Plan

10.12	(3)(10)	—	1998 Officer Restricted Stock Plan

10.13	(12)	—	Stockholder Rights Agreement

10.14	(3)(13)	—	1999 Broad Based Employee Stock Option Plan

10.15	(3)	—	Employment Agreement between Insight Direct Worldwide, Inc. and Michael A. Gumbert dated as of January 1, 2000.

10.16	(3)	—	Employment Agreement between Direct Alliance Corporation and Branson (“Tony”) M. Smith dated as of July 1, 1999.

10.17	(3)	—	Direct Alliance Corporation 2000 Long-Term Incentive Plan

10.18	(3)	—	PlusNet Technologies Ltd. 2000 Long-Term Incentive Plan

10.19	(3)	—	Insight ASP Ltd. 2000 Long-Term Incentive Plan

11		—	Computation of Earnings per Share

21		—	Subsidiaries of the Registrant

23		—	Consent of KPMG LLP

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995.

(2)	The Company has entered into a separate indemnification agreement with each of its current directors and executive officers that differ only in party names and dates. Pursuant to the instructions accompanying Item 601 of Regulation S-K, the Registrant is filing the form of such indemnification agreement.

(3)	Management contract or compensatory plan or arrangement.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

(7)	Incorporated by reference to the Company’s Notice of 1997 Annual Meeting of Stockholders.

(8)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 1998.

(9)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 1998.

(10)	Incorporated by reference to the Company’s Form S-8 filed on December 17, 1998.

(11)	Incorporated by reference to the Company’s current report on Form 8-K filed on March 17, 1999.

(12)	Incorporated by reference to the Company’s Form 8-A filed on March 17, 1999.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.