Form 10-Q
period 2001-03-31
INSIGHT ENTERPRISES INC
filed 2001-05-14
CIK 932696

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

Commission File Number: 0-25092

INSIGHT ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-0766246

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1305 West Auto Drive, Tempe, Arizona 85284
(Address of principal executive offices) (Zip Code)

(480) 902-1001
(Registrant’s telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No_____

      The number of shares outstanding of the issuer’s common stock as of May 7, 2001 was 41,411,005.

INSIGHT ENTERPRISES, INC.
FORM 10-Q QUARTERLY REPORT
Three Months Ended March 31, 2001

Page

PART I —Financial Information

Item 1 —Financial Statements:

Condensed Consolidated Balance Sheets - March 31, 2001 and
December 31, 2000	3

Condensed Consolidated Statements of Earnings - Three Months Ended
March 31, 2001 and 2000	4

Condensed Consolidated Statements of Cash Flows - Three Months Ended
March 31, 2001 and 2000	5

Notes to Condensed Consolidated Financial Statements	6

Item 2 —Management’s Discussion and Analysis of Financial Condition and
Results of Operations	8

Item 3 —Quantitative and Qualitative Disclosures about Market Risk	14

PART II —Other Information	14

Item 6 —Exhibits and Reports on Form 8-K	14

Signatures	14

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,	December 31,
	2001	2000

	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$44,167	$24,917

Accounts receivable, net	304,752	313,457

Inventories, net	17,135	25,975

Prepaid expenses and other current assets	9,574	9,003

Total current assets	375,628	373,352

Property and equipment, net	86,927	84,259

Goodwill, net	33,185	35,073

Other assets	1,060	1,216

	$496,800	$493,900

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term debt	$658	$646

Current portion of obligations under capital leases	376	371

Accounts payable	186,511	180,434

Accrued expenses and other current liabilities	8,633	14,230

Total current liabilities	196,178	195,681

Long-term debt, less current portion	12,972	13,141

Obligations under capital leases, less current portion	987	1,082

Line of credit	—	19,000

Stockholders’ equity:

Preferred stock, $.01 par value, 3,000 shares authorized, no shares issued	—	—

Common stock, $.01 par value, 100,000 shares authorized; 42,135 shares at March 31, 2001 and 41,540 shares at December 31, 2000 issued and outstanding	421	415

Additional paid-in capital	160,172	150,333

Retained earnings	154,687	140,401

Accumulated other comprehensive income —foreign currency translation adjustment	(5,308)	(2,844)

Treasury stock, 812 shares at cost	(23,309)	(23,309)

Total stockholders’ equity	286,663	264,996

	$496,800	$493,900

See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,

	2001	2000

Net sales	$557,503	$467,303

Costs of goods sold	493,225	411,907

Gross profit	64,278	55,396

Operating expenses:

Selling and administrative expenses	40,034	34,734

Amortization of goodwill	492	340

Earnings from operations	23,752	20,322

Non-operating expense (income), net	42	(121)

Earnings before income taxes	23,710	20,443

Income tax expense	9,424	8,117

Net earnings	$14,286	$12,326

Earnings per share:

Basic	$.35	$0.31

Diluted	$.34	$0.30

Shares used in per share calculation:

Basic	41,048	40,099

Diluted	42,251	41,331

See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,

	2001	2000

Cash flows from operating activities:

Net earnings	$14,286	$12,326

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:

Depreciation and amortization	4,168	2,709

Tax benefit from stock options exercised	2,921	529

Provision for losses on accounts receivable	2,952	2,018

Provision for obsolete and slow moving inventories	3,361	1,352

Deferred income taxes	1,538	(480)

Change in assets and liabilities:

Decrease (increase) in accounts receivable	4,446	(37,566)

Decrease (increase) in inventories	5,382	(2,829)

(Increase) decrease in prepaid expenses and other current assets	(2,172)	970

Decrease in other assets	147	167

Increase in accounts payable	7,513	21,516

Decrease in accrued expenses and other current liabilities	(5,378)	(1,712)

Net cash provided by (used in) operating activities	39,164	(1,000)

Cash flows from investing activities:

Purchases of property and equipment	(7,339)	(5,787)

Purchase of additional interest in Plusnet Technologies, Ltd.	—	(1,809)

Net cash used in investing activities	(7,339)	(7,596)

Cash flows from financing activities:

Net (repayment) borrowings on line of credit	(19,000)	1,726

Net (repayment) borrowings of long-term debt, less current portion	(169)	137

Net repayment of obligations under capital leases	(95)	—

Issuance of common stock	6,924	1,985

Purchase of treasury stock	—	(11,749)

Net cash used in financing activities	(12,340)	(7,901)

Effect of exchange rate on cash and cash equivalents	(235)	242

Increase (decrease) in cash and cash equivalents	19,250	(16,255)

Cash and cash equivalents at beginning of period	24,917	66,675

Cash and cash equivalents at end of period	$44,167	$50,420

See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Description of Business

      Insight Enterprises, Inc. (the “Company”) is a holding company with the following operating units: Insight Direct Worldwide, Inc. (“Insight”) and Direct Alliance Corporation (“Direct Alliance”).

      Insight is a global direct marketer of computers, hardware and software with locations in the United States, Canada, the United Kingdom and Germany. Insight sells products via the Internet and by a staff of customer-dedicated account executives utilizing proactive outbound telephone-based sales, electronic commerce and electronic marketing.

      Direct Alliance enables manufacturers of brand name products to directly access customers and improve the efficiency of their indirect sales channels. Direct Alliance provides outsourced services that include demand generation, direct sales management, Internet enablement, product fulfillment and transaction management services.

2.	Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2001, the results of operations for the three months ended March 31, 2001 and 2000, and the cash flows for the three months ended March 31, 2001 and 2000. The condensed consolidated balance sheet as of December 31, 2000 was derived from the audited consolidated financial statements at such date. Certain amounts in the condensed consolidated financial statements have been reclassified to conform to the current presentation. The results of operations for such interim periods are not necessarily indicative of results for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, including the related notes thereto, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

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

      The Company has a $100,000,000 credit facility with a finance company. The agreement provides for cash advances outstanding at any one time up to a maximum of $100,000,000 on the line of credit, subject to limitations based upon the Company’s eligible accounts receivable and inventories. Cash advances bear interest at the London Interbank Offered Rate (LIBOR) plus 0.80% (5.88% at

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

March 31, 2001) payable monthly. The credit facility can be used to facilitate the purchases of inventories from certain suppliers and that portion is classified on the balance sheet as accounts payable. As of March 31, 2001, the balance of this portion of the credit facility was $45,015,000. As of March 31, 2001, an additional $54,985,000 was available under the line of credit.

      The credit facility expires in February 2003 at which time the outstanding balance is due. The line is secured by substantially all of the assets of the Company. The line of credit contains various covenants, including the requirement that the Company maintain a specific dollar amount of tangible net worth and restrictions on payment of cash dividends.

4.	Income Taxes

      Income tax expense as provided for the three months ended March 31, 2001 and 2000 is based upon the estimated annual income tax rate of the Company.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Certain statements contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations may be “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. These forward-looking statements may include projections of matters that may affect sales, gross profit, operating expenses or net earnings; projections of capital expenditures; projections of growth; hiring plans; plans for future operations; financing needs or plans; plans relating to the Company’s products; and assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which can not be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking information. Some of the important factors that could cause the Company’s actual results to differ materially from those projected in forward-looking statements made by the Company include, but are not limited to, the following: fluctuations in operating results, intense competition, reliance on outsourcing arrangements, mix of outsourcing arrangements, past and future acquisitions, international operations, risk of business interruption, management of rapid growth, need for additional financing, changing methods of distribution, reliance on suppliers, changes in supplier reimbursement programs, rapid change in product standards, inventory obsolescence, dependence on key personnel, sales and income tax uncertainty and increasing marketing, postage and shipping costs. These factors are discussed in greater detail under “Factors That May Affect Future Results and Financial Condition” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

      Insight Enterprises, Inc. (the “Company”) is a holding company with the following operating units: Insight Direct Worldwide, Inc. (“Insight”) and Direct Alliance Corporation (“Direct Alliance”).

Insight

      Insight commenced operations in 1988 as a direct marketer of hard disk drives and other mass storage products. Since then, we have expanded our product line to include name brand computers and a full line of hardware and software products. Net sales include direct marketing sales to businesses, educational institutions, government organizations, consumers and computer resellers. Our marketing strategy utilizes outbound account executives, complimented by the use of electronic commerce and marketing, focused primarily on the small to medium-sized business market. To that end, we have hired a number of account executives, and plan to continue to increase our account executive base by approximately 100 to 150, net, per quarter through 2001, primarily in Canada and the United Kingdom, subject to economic conditions.

      In the fourth quarter of 1997, we expanded internationally by initiating operations in Canada. During 1998, we entered the United Kingdom market in the second quarter and the German market in the fourth quarter, both through acquisitions.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Direct Alliance

      In 1992, we began providing direct marketing services to third-party original equipment manufacturers to leverage our infrastructure and increase our net earnings. Presently, all of our outsourcing arrangements are service fee based whereby the Company derives net sales based primarily upon a cost plus arrangement and a percentage of the sales price from products sold. Revenues from service fee based programs and direct costs related to the generation of those revenues are included the Company’s net sales and costs of goods sold, respectively. Also, as an accommodation to select service fee based program clients, we purchase and immediately resale products to our clients for immediate resale to their customers. These pass through product sales are completed at little or no gross margin and are included in sales and costs of goods sold. Prior to October 1, 2000, under certain product based outsourcing arrangements, Direct Alliance took title to inventories of products and assumed the credit risk associated with sales to the end user. Revenues and related costs from the sales of such products are included in the Company’s net sales and costs of goods sold, respectively. Starting in 1998, we began to strategically shift outsourcing arrangements from product based to service fee based programs. As a result, effective October 1, 2000 all of Direct Alliance’s programs are service fee based programs. Some of the programs may be seasonal in nature, as the manufacturers’ target customers can have cyclical buying patterns.

Generally, pricing in the computer and related products industry is very aggressive and declining. Therefore, to increase sales we seek to expand our customer base, increase our penetration of existing customers, expand into new markets, expand our product offering and expand our outsourcing clients. The level of sales is also affected by the product mix, the number of lines per order and the mix of outsourcing arrangements. We expect pricing pressures to continue, and we may be required to reduce our prices to remain competitive. The continued acceptance of electronic commerce might place additional pricing pressure on the Company. Such pricing pressures could have a material adverse effect on the Company’s financial condition and results of operations.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

      The following table sets forth for the periods indicated certain financial data of the Company as a percentage of net sales:

	Three Months Ended
	March 31,

	2001	2000

Net sales	100.0%	100.0%

Costs of goods sold	88.5	88.1

Gross profit	11.5	11.9

Operating expenses:

Selling and administrative expenses	7.1	7.5

Amortization of goodwill	.1	.1

Earnings from operations	4.3	4.3

Non-operating expense, net	0.0	0.0

Earnings before income taxes	4.3	4.3

Income tax expense	1.7	1.7

Net earnings	2.6%	2.6%

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

      Net Sales. Net sales increased $90.2 million, or 19%, to $557.5 million for the three months ended March 31, 2001 from $467.3 million for the three months ended March 31, 2000. Insight represented 95% and 96% of total Company net sales for the three months ended March 31, 2001 and 2000, respectively. Direct Alliance represented the remaining 5% and 4% of total Company net sales for the three months ended March 31, 2001 and 2000, respectively.

      Net sales derived from Insight, the direct marketing business, increased $83.9 million, or 19%, to $531.4 million for the three months ended March 31, 2001 from $447.5 million for the three months ended March 31, 2000. Net sales for Insight’s United States direct business increased 21% for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. The increase in net sales resulted primarily from deeper account penetration, increased market share, an expanded customer base, expanded product offerings and Internet enhancements that increased unassisted transactions to 12.5% of net sales for the three months ended March 31, 2001, from 10.6% of net sales for the three months ended March 31, 2000. Insight’s average order size increased to $1,228 for the three months ended March 31, 2001 from $1,124 for the three months ended March 31, 2000. North American sales represented 93% and 91% of Insight’s net sales for the three months ended March 31, 2001 and 2000, respectively, with the remaining sales generated in Europe. Sales to businesses, including government and education, increased to 97% of net sales in the three months ended March 31, 2001, up from 94% in the three months ended March 31, 2000. Insight had 1,791 account executives at March 31, 2001, with 1,632 in North America and 159 in Europe, an increase from 1,437, 1,274 and 163, respectively, at March 31, 2000.

      Net sales derived from Direct Alliance, the outsourcing business, increased $6.3 million, or 32%, to $26.1 million for the three months ended March 31, 2001 from $19.8 million for the three months ended March 31, 2000. This increase resulted from the expansion of service fee based programs offset by the shift in the mix of outsourcing arrangements from product based programs to service fee based programs. As a result of Direct Alliance’s strategic emphasis on service fee based programs as opposed to product based programs, 100% of Direct Alliance’s net sales were from service fee based programs (17% via pass through product sales) in the three months ended March 31, 2001 compared to 70% (3% via pass through product sales) in the three months ended March 31, 2000.

      Gross Profit. Gross profit increased $8.9 million, or 16%, to $64.3 million for the three months ended March 31, 2001 from $55.4 million for the three months ended March 31, 2000. As a percentage of net sales, gross profit decreased from 11.9% for the three months ended March 31, 2000 to 11.5% for the three months ended March 31, 2001. Insight’s gross profit, as a percentage of net sales, decreased from 11.5% for the three months ended March 31, 2000 to 11.1% for the three months ended March 31, 2001. Direct Alliance’s gross profit, as a percentage of net sales, increased from 19.5% for the three months ended March 31, 2000 to 20.8% for the three months ended March 31, 2001. The fluctuations in gross profit percentage primarily resulted from Insight’s decreased product margin amidst pricing strategies and pressures and increased gross profit provided by Direct Alliance’s service fee based programs. Other components of costs of goods sold remained relatively constant as a percentage of net sales, with the exception of supplier reimbursement programs which increased slightly. On average, we expect our future gross profit percentage to decrease approximately 0.1% —0.2% per quarter, depending

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

on factors such as industry-wide pricing pressures, supplier reimbursement programs, pricing/selling strategies and our product and outsourcing program mix.

      Operating Expenses. Operating expenses increased $5.4 million, or 16%, to $40.5 million for the three months ended March 31, 2001 from $35.1 million for the three months ended March 31, 2000, but decreased as a percentage of net sales to 7.2% for the three months ended March 31, 2001 from 7.6% for the three months ended March 31, 2000. Operating expenses as a percentage of net sales for Insight were 7.3% for the three months ended March 31, 2001 and 7.5% for the three months ended March 31, 2000. The decline in the operating expense percentage at Insight was attributable to the efficiency of Insight’s sales and marketing approach to generate sales dollars along with increasing economies of scale. This decline was partially offset by costs associated with international growth and to a lesser extent bad debt expense. Operating expenses as a percentage of net sales for Direct Alliance were 6.3% for the three months ended March 31, 2001 and 6.7% for the three months ended March 31, 2000. The percentages for these periods are not directly comparable because of the differing mix of service fee based and product based programs in the periods and the different accounting treatment of direct costs between the two program types. Under service fee based programs, all direct costs related to generation of the fees are included in costs of goods sold, and not in operating expenses as is the case with product based programs.

      We increased our overall unassisted web sales to 12.5% of net sales for the three months ended March 31, 2001 from 10.7% from the three months ended March 31, 2000. We also increased the percentage of shipments made using our electronic “direct ship” programs with our suppliers to 69.0% for the three months ended March 31, 2001 from 59.1% from the three months ended March 31, 2000. Annualized inventory turnover for the Company for the three months ended March 31, 2001 was 92 times compared to 84 times for the three months ended March 31, 2000.

      Non-Operating (Income) Expense, Net. Non-operating (income) expense, net, which consists primarily of interest expense and interest income, decreased to $42,000 of expense for the three months ended March 31, 2001 from $121,000 of income for the three months ended March 31, 2000. Interest expense primarily relates to borrowings associated with the financing of facility acquisitions and the financing of inventory purchases under the Company’s line of credit. Interest income is generated by the Company through short-term investments, some of which are investment grade tax-advantaged bonds. Interest income decreased due to the reduction in cash as a result of the repurchase of common stock shares in 2000 pursuant to the Company’s stock repurchase program

      Income Tax Expense. The Company’s effective tax rate was 39.7% for the quarters ended March 31, 2001 and 2000, respectively.

      Net Earnings. Net earnings increased $2.0 million, or 16%, to $14.3 million for the three months ended March 31, 2001 from $12.3 million for the three months ended March 31, 2000. Diluted earnings per share increased 13% to $0.34 for the three months ended March 31, 2001 from $0.30 for the three months ended March 31, 2000. Net earnings for Insight increased 12% to $12.0 million for the three months ended March 31, 2001 from $10.7 million for the three months ended March 31, 2000. Net earnings for Direct Alliance increased 41% to $2.3 million for the three months ended March 31, 2001 from $1.6 million for the three months ended March 31, 2000.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Seasonality

      Although the Company has historically experienced variability in the rates of sales growth, it has not experienced seasonality in its overall business during the past several years as it increased the percentage of its sales from business, education and government units. Some of the outsourcing programs can be seasonal in nature because the manufacturers’ target customers can have cyclical buying patterns, but the impact on overall net sales is negligible.

Liquidity and Capital Resources

      Our primary capital needs have been to fund the working capital requirements and capital expenditures necessitated by our sales growth. Capital expenditures for the three months ended March 31, 2001 and 2000 were $7.3 million and $5.8 million, respectively. Capital expenditures for the three months ended March 31, 2001 primarily relating to purchases of office furniture and equipment for our additional facilities acquired during 2000 and new software applications. Capital expenditures for the three months ended March 31, 2000 primarily relate to new software applications.

      The Company’s net cash provided by operating activities was $39.2 million for the three months ended March 31, 2001 compared to $1.0 million used by operating activities for the three months ended March 31, 2000. The positive cash flow in the current period was primarily due to a $7.5 million increase in accounts payable, a $5.4 million decrease in inventories, a $4.4 million decrease in accounts receivable and $14.3 million in net earnings. These funds were used to fund a $5.4 million decrease in accrued expenses and other current liabilities.

      In May 2001, we renewed our $100 million credit facility with a finance company. The agreement provides for cash advances outstanding at any one time up to a maximum of $100 million on the line of credit, subject to limitations based on the Company’s eligible accounts receivable and inventories. Cash advances bear interest at LIBOR plus .80%. The credit facility expires in February 2003 and is secured by substantially all the assets of the Company. The line of credit contains various covenants including the requirement that the Company maintain a specified amount of tangible net worth as well as restrictions on the payment of cash dividends. The credit facility can be used for the purchase of inventories from certain suppliers with that portion being classified on the balance sheet as accounts payable. At March 31, 2001, $45 million of the facility was used to facilitate the purchase of inventories, we had no long-term outstanding balance and $55 million was available under the line of credit.

      Our future capital requirements include financing the growth of working capital items such as accounts receivable and inventories, the purchase of software enhancements, equipment, furniture and fixtures and other facilities to accomplish future growth. We anticipate that cash flow from operations together with the funds available under our credit facility should be adequate to support the Company’s presently anticipated cash and working capital requirements through 2001. Our ability to continue funding planned growth beyond 2001 is dependent upon our ability to generate sufficient cash flow or to obtain additional funds through equity or debt financing.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), which established accounting and reporting standards for all derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the balance sheet and measurement of those instruments at fair value. This new standard, as amended by SFAS No. 137 and No. 138, is effective for the year ended December 31, 2001. The adoption of SFAS No. 133 did not have a material impact on the Company’s result of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

      Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Part II —Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K

No reports on Form 8-K were filed during a quarter for which the report is filed.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2001	INSIGHT ENTERPRISES, INC.

By: /s/ Timothy A. Crown Timothy A. Crown Co - Chief Executive Officer

By: /s/ Stanley Laybourne Stanley Laybourne Chief Financial Officer, Secretary and Treasurer