Form 10-Q
period 2001-06-30
INSIGHT ENTERPRISES INC
filed 2001-08-14
CIK 932696

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2001

OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

Commission File Number: 0-25092

INSIGHT ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-0766246 (I.R.S. Employer Identification Number)

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

Yes                                  No

The number of shares outstanding of the issuer’s common stock as of August 3, 2001 was 41,588,448.

INSIGHT ENTERPRISES, INC.
FORM 10-Q QUARTERLY REPORT
Three and Six Months Ended June 30, 2001

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,	December 31,
	2001	2000

	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$51,394	$24,917

Accounts receivable, net	272,321	313,457

Inventories, net	15,495	25,975

Prepaid expenses and other current assets	12,030	9,003

Total current assets	351,240	373,352

Property and equipment, net	90,160	84,259

Goodwill, net	32,329	35,073

Other assets	608	1,216

	$474,337	$493,900

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term debt	$670	$646

Current portion of obligations under capital leases	382	371

Accounts payable	148,703	180,434

Accrued expenses and other current liabilities	9,799	14,230

Total current liabilities	159,554	195,681

Long-term debt, less current portion	12,075	13,141

Obligations under capital leases, less current portion	889	1,082

Line of credit	—	19,000

Stockholders’ equity:

Preferred stock, $.01 par value, 3,000 shares authorized, no shares issued	—	—

Common stock, $.01 par value, 100,000 shares authorized, 42,380 shares at June 30, 2001 and 41,540 shares at December 31, 2000 shares issued and outstanding	424	415

Additional paid-in capital	164,137	150,333

Retained earnings	165,755	140,401

Accumulated other comprehensive income —foreign currency translation adjustment	(5,188)	(2,844)

Treasury stock, 812 shares at cost	(23,309)	(23,309)

Total stockholders’ equity	301,819	264,996

	$474,337	$493,900

See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

Net sales	$504,826	$488,174	$1,062,329	$955,477

Costs of goods sold	446,487	430,201	939,712	842,108

Gross profit	58,339	57,973	122,617	113,369

Operating expenses:

Selling and administrative expenses	38,515	34,429	78,549	69,162

Aborted IPO costs	1,354	—	1,354	—

Restricted stock charge	—	1,127	—	1,127

Amortization of goodwill	481	325	973	665

Earnings from operations	17,989	22,092	41,741	42,415

Non-operating income, net	(60)	(517)	(18)	(638)

Earnings before income taxes	18,049	22,609	41,759	43,053

Income tax expense	6,981	8,872	16,405	16,989

Net earnings	$11,068	$13,737	$25,354	$26,064

Earnings per share:

Basic	$0.27	$0.34	$0.61	$0.65

Diluted	$0.26	$0.33	$0.60	$0.63

Shares used in per share calculation:

Basic	41,462	40,070	41,255	40,085

Diluted	42,577	41,952	42,414	41,641

See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,

	2001	2000

Cash flows from operating activities:

Net earnings	$25,354	$26,064

Adjustments to reconcile net earnings to net cash provided by operating activities:

Depreciation and amortization	8,069	5,754

Tax benefit from stock options exercised	3,389	4,350

Provision for losses on accounts receivable	5,032	3,476

Provision for obsolete and slow moving inventories	6,006	2,453

Deferred income tax benefit	(222)	(672)

Change in operating assets and liabilities, net of acquisitions:

Decrease (increase) in accounts receivable	35,135	(56,051)

Decrease (increase) in inventories	4,381	(16,066)

(Increase) decrease in prepaid expenses and other current assets	(2,776)	1,686

Decrease (increase) in other assets and goodwill	595	(576)

(Decrease) increase in accounts payable	(30,587)	37,948

Decrease in accrued expenses and current liabilities	(4,280)	(2,039)

Net cash provided by operating activities	50,096	6,327

Cash flows from investing activities:

Purchases of property and equipment	(13,665)	(21,746)

Purchase of additional interest in Plusnet Technologies, Ltd.	—	(1,809)

Net cash used in investing activities	(13,665)	(23,555)

Cash flows from financing activities:

Net repayment on line of credit	(19,000)	—

Net repayments of long-term debt, less current portion	(1,066)	(128)

Net repayment of obligations under capital leases	(193)	—

Issuance of common stock	10,413	8,862

Purchase of treasury stock	—	(11,749)

Net cash used in financing activities	(9,846)	(3,015)

Effect of exchange rate on cash and cash equivalents	(108)	304

Increase (decrease) in cash and cash equivalents	26,477	(19,939)

Cash and cash equivalents at beginning of period	24,917	66,675

Cash and cash equivalents at end of period	$51,394	$46,736

Supplemental disclosure of non-cash financing and investing activity:

Treasury stock issued as final contingent acquisition payment	$—	$11,160

See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Description of Business

     Insight Enterprises, Inc. (the “Company”) is a holding company with two operating units: Insight Direct Worldwide, Inc. (“Insight”) and Direct Alliance Corporation (“Direct Alliance”).

     Insight is a global direct marketer of computers, hardware and software with locations in the United States, Canada, the United Kingdom and Germany. Insight sells products via a staff of customer-dedicated account executives utilizing proactive outbound telephone-based sales, electronic commerce and electronic marketing and via the Internet.

     Direct Alliance enables manufacturers of brand name products to directly access customers and improve the efficiency of their indirect sales channels. Direct Alliance provides outsourced services that include demand generation, direct sales management, Internet enablement, product fulfillment and transaction management services.

2.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2001, the results of operations for the three and six months ended June 30, 2001 and 2000, and the cash flows for the six months ended June 30, 2001 and 2000. The condensed consolidated balance sheet as of December 31, 2000 was derived from the audited consolidated financial statements at such date. Certain amounts in the condensed consolidated financial statements have been reclassified to conform to the current presentation. The results of operations for such interim periods are not necessarily indicative of results for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, including the related notes thereto, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

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

3.  Line of Credit

     The Company has a $100,000,000 credit facility with a finance company. The agreement provides for cash advances outstanding at any one time up to a maximum of $100,000,000 on the line of credit, subject to limitations based upon the Company’s eligible accounts receivable and inventories. Cash advances bear interest at the London Interbank Offered Rate (LIBOR) plus 0.80% (4.66% at June 30, 2001) payable monthly. The credit facility can be used to facilitate the purchases of inventories

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

from certain suppliers and that portion is classified on the balance sheet as accounts payable. As of June 30, 2001, the balance of this portion of the credit facility was $27,982,000. As of June 30, 2001, an additional $72,018,000 was available under the line of credit.

     The credit facility expires in February 2003 at which time the outstanding balance is due. The line is secured by substantially all of the assets of the Company. The line of credit contains various covenants, including the requirement that the Company maintain a specific dollar amount of tangible net worth and restrictions on payment of cash dividends.

4.  Income Taxes

     Income tax expense as provided for the three and six months ended June 30, 2001 and 2000 is based upon the estimated annual income tax rate of the Company.

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

Overview

Insight Enterprises, Inc. (the “Company”) is a holding company with two operating units: Insight Direct Worldwide, Inc. (“Insight”) and Direct Alliance Corporation (“Direct Alliance”).

Insight

     Insight commenced operations in 1988 as a direct marketer of hard disk drives and other mass storage products. Since then, we have expanded our product line to include name brand computers and a full line of hardware and software products. Net sales include direct marketing sales to businesses, educational institutions, government organizations, consumers and computer resellers. Our marketing strategy utilizes outbound account executives, complimented by the use of electronic commerce and marketing, focused primarily on the small to medium-sized business market. To that end, we have hired a number of account executives, and plan to continue to increase our account executive base through the end of 2001, primarily in Canada and the United Kingdom, subject to economic conditions. We currently have direct marketing operations in the United States, Canada, the United Kingdom and Germany.

Direct Alliance

     In 1992, we began providing direct marketing services to third-party original equipment manufacturers to leverage our infrastructure and increase our net earnings. Presently, all of our outsourcing arrangements are service fee based whereby the Company derives net sales based primarily upon a cost plus arrangement and a percentage of the sales price from products sold. Revenues from service fee based programs and direct costs related to the generation of those revenues are included the

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Company’s net sales and costs of goods sold, respectively. Also, as an accommodation to select service fee based program clients, we purchase and immediately resale products to our clients for immediate resale to their customers. These pass through product sales are completed at little or no gross margin and are included in sales and costs of goods sold. Prior to October 1, 2000, under certain product based outsourcing arrangements, Direct Alliance took title to inventories of products and assumed the credit risk associated with sales to the end user. Revenues and related costs from the sales of such products are included in the Company’s net sales and costs of goods sold, respectively. Starting in 1998, we began to strategically shift outsourcing arrangements from product based to service fee based programs. As a result, effective October 1, 2000 all of Direct Alliance’s programs are service fee based programs which may include pass-through product sales for certain clients. Some of the programs may be seasonal in nature, as the manufacturers’ target customers can have cyclical buying patterns.

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

Results of Operations

     The following table sets forth for the periods indicated certain financial data of the Company as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

Net sales	100.0%	100.0%	100.0%	100.0%

Costs of goods sold	88.4	88.1	88.5	88.1

Gross profit	11.6	11.9	11.5	11.9

Operating expenses:

Selling and administrative expenses	7.6	7.1	7.4	7.3

Aborted IPO costs	.3	—	.1	—

Restricted stock charge	—	0.2	—	0.1

Amortization of goodwill	.1	0.1	.1	0.1

Earnings from operations	3.6	4.5	3.9	4.4

Non-operating income, net	—	(0.1)	—	(0.1)

Earnings before income taxes		4.6	3.9	4.5

Income tax expense	1.4	1.8	1.5	1.8

Net earnings	2.2%	2.8%	2.4%	2.7%

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

     Net Sales. Net sales increased $16.6 million, or 3%, to $504.8 million for the three months ended June 30, 2001 from $488.2 million for the three months ended June 30, 2000.

     Net sales derived from Insight, the direct marketing business, increased $18.7 million, or 4%, to $481.6 million for the three months ended June 30, 2001 from $462.9 million for the three months ended June 30, 2000. Net sales for Insight’s North American and European business each increased 4% for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. The increase in net sales resulted primarily from deeper account penetration, increased market share, an expanded customer base (both domestic and international), expanded product offerings and Internet enhancements that increased unassisted transactions. These increases were offset slightly by declines in the exchange rates for Canada, the United Kingdom and Germany and a decrease in sales in Germany due to the conversion from consumer customers to small- to medium-sized business customers. Insight’s average order size decreased to $1,256 for the three months ended June 30, 2001 from $1,299 for the three months ended June 30, 2000 due to a decrease in the percentage of sales of computers which was offset by the sale of more line items per order. North American sales represented 93% of Insight’s net sales for the three months ended June 30, 2001 and 2000. Average order size for our sales in North America decreased from $1,480 for the three months ended June 30, 2000 to $1,325 for the three months ended June 30, 2001 again due to a decrease in the percentage of sales of computers which was offset by the sale of more line items per order. European sales represented 7% of Insight’s net sales for the three months ended June 30, 2001 and 2000. Average order size for our sales in Europe increased from $456 for the three months ended June 30, 2000 to $703 for the three months ended June 30, 2001 due to an increase in the percentage of computer sales. Insight’s target market, small- and medium-sized business (including education and government), increased from 96% of net sales for the three months ended June 30, 2000 to 98% for the three months ended June 30, 2001. Insight had 1,823 account executives at June 30, 2001, with 1,621 in North America and 202 in Europe, an increase from 1,580, 1,432 and 148, respectively, at June 30, 2000.

     Net sales derived from Direct Alliance, the outsourcing business, decreased $2.1 million, or 8%, to $23.2 million for the three months ended June 30, 2001 from $25.3 million for the three months ended June 30, 2000. This decrease resulted from the shift in the mix of outsourcing arrangements from product based programs to service fee based programs offset by the expansion of service fee based programs. As a result of Direct Alliance’s strategic emphasis on service fee based programs as opposed to product based programs, 100% of Direct Alliance’s net sales were from service fee based programs (12% via pass through product sales) in the three months ended June 30, 2001 compared to 72% (9% via pass through product sales) in the three months ended June 30, 2000. If net sales had been recognized for all programs as if they were product based programs, net sales from Direct Alliance would have increased 72% for the three months ended June 30, 2001 compared to the three months ended June 30, 2000.

     Gross Profit. Gross profit increased $300,000, or 0.6%, to $58.3 million for the three months ended June 30, 2001 from $58.0 million for the three months ended June 30, 2000. As a percentage of net sales, gross profit decreased from 11.9% for the three months ended June 30, 2000 to 11.6% for the three months ended June 30, 2001. Insight’s gross profit, as a percentage of net sales, decreased from 11.6% for the three months ended June 30, 2000 to 11.0% for the three months ended June 30, 2001. Direct Alliance’s gross profit, as a percentage of net sales, increased from 17.3% for the three months

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

ended June 30, 2000 to 24.0% for the three months ended June 30, 2001. The fluctuations in gross profit percentage primarily resulted from Insight’s decreased product margin amidst pricing strategies and pressures and increased gross profit provided by Direct Alliance’s service fee based programs. Other components of costs of goods sold remained relatively constant as a percentage of net sales. We expect our future gross profit percentage to fluctuate depending on factors such as industry-wide pricing pressures, supplier reimbursement programs, pricing/selling strategies and our product and outsourcing program mix.

     Operating Expenses. Operating expenses, before the effect of a $1.4 million pre-tax charge for the effect of aborted IPO costs related to Direct Alliance Corporation described below, increased $4.2 million, or 12%, to $39.0 million for the three months ended June 30, 2001 from $34.8 million for the three months ended June 30, 2000 before the effect of a $1.1 million pre-tax restricted common stock charge. Operating expenses, before one-time charges, as a percentage of net sales increased to 7.7% for the three months ended June 30, 2001 from 7.2% for the three months ended June 30, 2000. Operating expenses as a percentage of net sales for Insight, before a one-time charge, were 7.8% for the three months ended June 30, 2001 and 7.2% for the three months ended June 30, 2000. The increase in the operating expense percentage at Insight was attributable to continued investment in account executives, European growth and IT professionals offset by the efficiency of its sales and marketing approach to generate sales dollars and continued cost-cutting measures. Operating expenses as a percentage of net sales for Direct Alliance, before one-time charges, were 6.5% for the three months ended June 30, 2001 and 6.6% for the three months ended June 30, 2000. The percentages for these periods are not directly comparable because of the differing mix of service fee based and product based programs in the periods and the differing accounting treatment of direct costs between the two program types. Under service fee based programs, all direct costs related to the generation of the fees are included in costs of goods sold, and not in operating expenses as is the case with product based programs.

     Insight’s overall unassisted web sales represented 11.3% of its net sales for the three months ended June 30, 2001 and 2000. The percentage of Insight shipments made using our electronic “direct ship” programs with our suppliers increased to 72.4% for the three months ended June 30, 2001 from 65.3% from the three months ended June 30, 2000. Annualized inventory turnover for the Company for the three months ended June 30, 2001 was 96 times compared to 65 times for the three months ended June 30, 2000.

     Aborted IPO Costs. The Company withdrew its planned initial public offering and spin-off of Direct Alliance Corporation on June 6, 2001. The Company has recorded a pre- tax charge of $1.4 million in operating expenses during the three months ended June 30, 2001 related to the aborted IPO costs.

     Restricted Stock Charge. As previously disclosed, the Company issued shares of restricted common stock as incentives to certain officers and employees. The restricted common shares are valued at the date of grant, amortized over the three-year vesting period and a portion contain an acceleration clause which causes the shares to automatically vest if the Company’s stock closed above a certain price of either $29 or $44 per share. On May 15, 2000, the Company’s stock closed above $29 causing 76,264 restricted common stock shares to automatically vest. The Company recorded a pre-tax charge of $1.1 million during the three months ended June 30, 2000 related to the early vesting of this restricted common stock. This charge represents the unamortized portion of the restricted stock in excess of the scheduled amortization.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Non-Operating Income, Net. Non-operating income, net, which consists primarily of interest income and interest expense, decreased to $60,000 of income for the three months ended June 30, 2001 from $517,000 of income for the three months ended June 30, 2000. Interest expense primarily relates to borrowings associated with the financing of facility acquisitions and the financing of inventory purchases under the Company’s line of credit. Interest income is generated by the Company through short-term investments, some of which are investment grade tax- advantaged bonds.

     Income Tax Expense. The Company’s effective tax rate was 38.7% and 39.2% for the three months ended June 30, 2001 and 2000, respectively. The decrease is due primarily to the decrease in the income tax rate for the State of Arizona.

     Net Earnings. Net earnings, before the effect of $830,000, net of tax, aborted IPO costs decreased $2.5 million, or 18%, to $11.9 million for the three months ended June 30, 2001 from $14.4 million, before the effect of a $685,000, net of tax, restricted common stock charge for the three months ended June 30, 2000. Diluted earnings per share, before one-time charges, decreased 18% to $0.28 for the three months ended June 30, 2001 from $0.34 for the three months ended June 30, 2000. Net earnings for Insight, before a one-time charge, decreased 25% to $9.4 million for the three months ended June 30, 2001 from $12.7 million for the three months ended June 30, 2000. Net earnings, before one-time charges, for Direct Alliance increased 39% to $2.5 million from $1.7 million for the three months ended June 30, 2000.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

     Net Sales. Net sales increased $106.8 million, or 11%, to $1,062.3 million for the six months ended June 30, 2001 from $955.5 million for the six months ended June 30, 2000.

     Net sales derived from Insight, the direct marketing business, increased $102.7 million, or 11%, to $1,013.0 million for the six months ended June 30, 2001 from $910.3 million for the six months ended June 30, 2000. Net sales for Insight’s North American direct business increased 13% for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. Net sales for Insight’s European business decreased 5% for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. The increase in net sales resulted primarily from deeper account penetration, increased market share, an expanded customer base (both domestic and international), expanded product offerings and Internet enhancements that increased unassisted transactions. These increases were offset slightly by declines in the exchange rates for Canada, the United Kingdom and Germany and a decrease in sales in Germany due to the conversion from consumer customers to small- to medium-sized business customers. North American sales represented 93% and 92% of Insight’s net sales for the six months ended June 30, 2001 and 2000. European sales represented 7% and 8% of its net sales for the six months ended June 30, 2001 and 2000, respectively.

     Net sales derived from Direct Alliance, the outsourcing business, increased $4.2 million, or 9%, to $49.3 million for the six months ended June 30, 2001 from $45.2 million for the six months ended June 30, 2000. Outsourcing sales represented 5% of total Company net sales in the six months ended June 30, 2001 and 2000. This increase resulted from the expansion of service fee based programs offset by the shift in the mix of outsourcing arrangements from product based programs to service fee based

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

programs. As a result of Direct Alliance’s strategic emphasis on service fee based programs as opposed to product based programs, 100% of Direct Alliance’s net sales were from service fee based programs (15% via pass through product sales) in the six months ended June 30, 2001 compared to 70% (6% via pass through product sales) in the six months ended June 30, 2000. If net sales had been recognized for all programs as if they were product based programs, net sales from Direct Alliance would have increased 107% for the six months ended June 30, 2001 compared to the six months ended June 30, 2000.

     Gross Profit. Gross profit increased $9.2 million, or 8%, to $122.6 million for the six months ended June 30, 2001 from $113.4 million for the six months ended June 30, 2000. As a percentage of net sales, gross profit decreased from 11.9% for the six months ended June 30, 2000 to 11.5% for the six months ended June 30, 2001. Insight’s gross profit, as a percentage of net sales, decreased from 11.5% for the six months ended June 30, 2000 to 11.0% for the six months ended June 30, 2001. Direct Alliance’s gross profit, as a percentage of net sales, increased from 18.3% for the six months ended June 30, 2000 to 22.3% for the six months ended June 30, 2001. The fluctuations in gross profit percentage primarily resulted from Insight’s decreased product margin amidst pricing strategies and pressures and increased gross profit provided by Direct Alliance’s service fee based programs. Other components of costs of goods sold remained relatively constant as a percentage of net sales, with the exception of supplier reimbursement programs which increased slightly. We expect our future gross profit percentage to fluctuate depending on factors such as industry-wide pricing pressures, supplier reimbursement programs, pricing/selling strategies and our product and outsourcing program mix.

     Operating Expenses. Operating expenses, before the effect of a $1.4 million pre-tax charge for the effect of aborted IPO costs related to Direct Alliance Corporation described below, increased $9.7 million, or 14%, to $79.5 million for the six months ended June 30, 2001 from $69.8 before the effect of a $1.1 million pretax restricted common stock charge described below for the six months ended June 30, 2000. Operating expenses, before one-time charges, as a percentage of net sales increased to 7.5% for the six months ended June 30, 2001 from 7.4% for the six months ended June 30, 2000. Operating expenses as a percentage of net sales for Insight, before a one-time charge, were 7.5% for the six months ended June 30, 2001 and 7.3% for the six months ended June 30, 2000. The increase in the operating expense percentage at Insight was attributable to continued investment in account executives, European growth and IT professionals offset by the efficiency of its sales and marketing approach to generate sales dollars and continued cost-cutting measures. Operating expenses as a percentage of net sales for Direct Alliance, before one-time charges, were 9.1% for the six months ended June 30, 2001 and 6.6% for the six months ended June 30, 2000 The percentages for these periods are not directly comparable because of the differing mix of service fee based and product based programs in the periods and the differing accounting treatment of direct costs between the two program types. Under service fee based programs, all direct costs related to the generation of the fees are included in costs of goods sold, and not in operating expenses as is the case with product based programs.

     Aborted IPO Costs. The Company withdrew its planned initial public offering and spin-off of Direct Alliance Corporation on June 6, 2001. The Company has recorded a pre- tax charge of $1.4 million in operating expenses during the three months ended June 30, 2001 related to the aborted IPO costs.

     Restricted Stock Charge. As previously disclosed, the Company issued shares of restricted common stock as incentives to certain officers and employees. The restricted common shares are valued at the date of grant, amortized over the three-year vesting period and a portion contain an acceleration

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

clause which causes the shares to automatically vest if the Company’s stock closed above a certain price of either $29 or $44 per share. On May 15, 2000, the Company’s stock closed above $29 causing 76,264 restricted common stock shares to automatically vest. The Company recorded a pre-tax charge of $1.1 million during the three months ended June 30, 2000 related to the early vesting of this restricted common stock. This charge represents the unamortized portion of the restricted stock in excess of the scheduled amortization.

     Non-Operating Income, Net. Non-operating income, net, which consists primarily of interest income and interest expense, decreased to $18,000 of income for the six months ended June 30, 2001 from $638,000 of income for the six months ended June 30, 2000. Interest expense primarily relates to borrowings associated with the financing of facility acquisitions and the financing of inventory purchases under the Company’s line of credit. Interest income is generated by the Company through short-term investments, some of which are investment grade tax- advantaged bonds.

     Income Tax Expense. The Company’s effective tax rate was 39.3% and 39.5% for the six months ended June 30, 2001 and 2000, respectively. The decrease is due primarily to the decrease in the income tax rate for the State of Arizona.

     Net Earnings. Net earnings, before the effect of a $830,000, net of tax, aborted IPO costs related to Direct Alliance Corporation, decreased $500,000, or 2%, to $26.2 million for the six months ended June 30, 2001 from $26.7 million, before the effect of a $685,000, net of tax, restricted common stock charge for the six months ended June 30, 2000. Diluted earnings per share, before one-time charges, decreased 3% to $0.62 for the six months ended June 30, 2001 from $0.64 for the six months ended June 30, 2000. Net earnings for Insight, before a one-time charge, decreased 8% to $21.5 million for the six months ended June 30, 2001 from $23.3 million for the six months ended June 30, 2000. Net earnings for Direct Alliance, before one-time charges, increased 40% to $4.7 million for the six months ended June 30, 2001 from $3.4 for the six months ended June 30, 2000.

Seasonality

     Although the Company has historically experienced variability in the rates of sales growth, we have not experienced seasonality in our overall business during the past several years as we increased our percentage of sales from businesses, educational institutions and government organizations. Some of the outsourcing programs can be seasonal in nature because the manufacturers’ target customers can have cyclical buying patterns, but the impact on overall sales is negligible.

Liquidity and Capital Resources

     Our primary capital needs have been to fund the working capital requirements and capital expenditures necessitated by our sales growth.

     The Company’s net cash provided by operating activities was $50.1 million for the six months ended June 30, 2001 compared to $6.3 million for the six months ended June 30, 2000. The positive cash flow in the current period was primarily due to a $35.1 million decrease in accounts receivable and $25.4 million in net earnings. These funds were used to fund a $30.6 million decrease in accounts payable.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Capital expenditures for the six months ended June 30, 2001 and 2000 were $13.7 million and $21.7 million, respectively. Capital expenditures for the six months ended June 30, 2001 primarily relate to purchases of office furniture and equipment for new facilities purchased during 2000 and new software applications. Capital expenditures for the six months ended June 30, 2000 primarily relate to the acquisition of an additional Direct Alliance facility in Tempe, Arizona, an additional Insight facility in Montreal, Canada, computer hardware for PlusNet and new software applications.

     Our future capital requirements include financing the growth of working capital items such as accounts receivable and inventories, the purchase of software enhancements, the purchase of equipment, furniture and fixtures to accommodate future growth and funds needed for future organic growth and/or acquisitions. We anticipate that cash flow from operations together with the funds available under our credit facility should be adequate to support the Company’s presently anticipated cash and working capital requirements through 2001. Our ability to continue funding planned growth beyond 2001 is dependent upon our ability to generate sufficient cash flow or to obtain additional funds through equity or debt financing. See Note 3 of Notes to Condensed Consolidated Financial Statements for a description of the Company’s $100 million credit facility.

Recent Accounting Pronouncements

     In July 2001, the FASB issued Statement No. 141, Business Combinations (“Statement 141”), and Statement No. 142, Goodwill and Other Intangible Assets (“Statement 142”). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 is effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

     Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of earnings.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $31.4 million (excluding the effects of any fluctuations in foreign currency translation) and unamortized identifiable intangible assets in the amount of $0, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $1.6 million and $973,000 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Part II —Other Information

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company’s Annual Shareholders’ Meeting was held on May 15, 2001.

(b)	At the Annual Shareholders’ Meeting, a proposal was considered for the election of Eric J. Crown as Class I director to serve until the annual meeting of shareholders in 2004.

(c)	The proposal was approved with the following voting results:

Proposal	Voted For	Voted Against	Abstained	Broker Non-Votes

Election of Eric J. Crown	29,620,923	—	4,796,196	—

as Class I Director

Item 6. Exhibits and Reports on Form 8-K

(a)	Reports on Form 8-K

No reports on Form 8-K were filed during a quarter for which the report is filed.

INSIGHT ENTERPRISES, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2001

INSIGHT ENTERPRISES, INC.

By: /s/ Timothy A. Crown Timothy A. Crown Chief Executive Officer

By: /s/ Stanley Laybourne Stanley Laybourne Chief Financial Officer, Secretary and Treasurer