Form 10-Q
period 2001-09-30
INSIGHT ENTERPRISES INC
filed 2001-11-13
CIK 932696

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2001

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

Yes            No

The number of shares outstanding of the issuer’s common stock as of November 1, 2001 was 41,659,497.

INSIGHT ENTERPRISES, INC.
FORM 10-Q QUARTERLY REPORT
Three and Nine Months Ended September 30, 2001

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,	December 31,
	2001	2000

	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$68,979	$24,917

Accounts receivable, net	262,787	313,457

Inventories, net	23,205	25,975

Prepaid expenses and other current assets	12,199	9,003

Total current assets	367,170	373,352

Property and equipment, net	99,820	84,259

Goodwill, net	33,054	35,073

Other assets	687	1,216

	$500,731	$493,900

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term debt	$683	$646

Current portion of obligations under capital leases	387	371

Accounts payable	160,016	180,434

Accrued expenses and other current liabilities	9,550	14,230

Total current liabilities	170,636	195,681

Long-term debt, less current portion	11,900	13,141

Obligations under capital leases, less current portion	790	1,082

Line of credit	4,120	19,000

Stockholders’ equity:

Preferred stock, $.01 par value, 3,000 shares authorized, no shares issued	—	—

Common stock, $.01 par value, 100,000 shares authorized, 42,458 shares at September 30, 2001 and 41,540 shares at December 31, 2000 shares issued and outstanding	425	415

Additional paid-in capital	166,030	150,333

Retained earnings	174,033	140,401

Accumulated other comprehensive income — foreign currency translation adjustment	(3,894)	(2,844)

Treasury stock, 812 shares at cost	(23,309)	(23,309)

Total stockholders’ equity	313,285	264,996

	$500,731	$493,900

See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net sales	$490,150	$540,261	$1,552,479	$1,495,738

Costs of goods sold	435,416	476,548	1,375,128	1,318,656

Gross profit	54,734	63,713	177,351	177,082

Operating expenses:

Selling and administrative expenses	40,552	36,688	119,101	105,851

Aborted IPO costs	—	—	1,354	—

Restricted stock charge	—	—	—	1,127

Amortization of goodwill	485	493	1,458	1,158

Earnings from operations	13,697	26,532	55,438	68,946

Non-operating income, net	(33)	(277)	(51)	(915)

Earnings before income taxes	13,730	26,809	55,489	69,861

Income tax expense	5,452	10,637	21,857	27,626

Net earnings	$8,278	$16,172	$33,632	$42,235

Earnings per share:

Basic	$0.20	$0.39	$0.81	$1.05

Diluted	$0.20	$0.38	$0.79	$1.00

Shares used in per share calculation:

Basic	41,648	41,001	41,372	40,390

Diluted	42,211	42,850	42,346	42,044

See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,

	2001	2000

Cash flows from operating activities:

Net earnings	$33,632	$42,235

Adjustments to reconcile net earnings to net cash provided by operating activities:

Depreciation and amortization	12,183	9,371

Tax benefit from stock options exercised	3,622	7,290

Provision for losses on accounts receivable	7,433	5,730

Provision for obsolete and slow moving inventories	8,267	4,319

Deferred income tax benefit	(918)	(1,858)

Change in operating assets and liabilities, net of acquisitions:

Decrease (increase) in accounts receivable	42,684	(105,894)

Increase in inventories	(5,569)	(9,550)

(Increase) decrease in prepaid expenses and other current assets	(2,286)	1,822

Decrease (increase) in other assets and goodwill	518	(1,795)

(Decrease) increase in accounts payable	(19,554)	76,214

Decrease in accrued expenses and current liabilities	(4,541)	(1,882)

Net cash provided by operating activities	75,471	26,002

Cash flows from investing activities:

Purchases of property and equipment	(26,795)	(28,360)

Purchase of additional interest in Plusnet Technologies, Ltd.	—	(1,809)

Net cash used in investing activities	(26,795)	(30,169)

Cash flows from financing activities:

Net repayment on line of credit	(14,973)	—

Net repayments of long-term debt, less current portion	(1,241)	(384)

Net repayment of obligations under capital leases	(292)	—

Issuance of common stock	12,085	13,892

Purchase of treasury stock	—	(33,461)

Net cash used in financing activities	(4,421)	(19,953)

Effect of exchange rate on cash and cash equivalents	(193)	47

Increase (decrease) in cash and cash equivalents	44,062	(24,073)

Cash and cash equivalents at beginning of period	24,917	66,675

Cash and cash equivalents at end of period	$68,979	$42,602

Supplemental disclosure of non-cash financing and investing activity:

Treasury stock issued as final contingent acquisition payment	$—	$11,160

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

2. Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2001, the results of operations for the three and nine months ended September 30, 2001 and 2000, and the cash flows for the nine months ended September 30, 2001 and 2000. The condensed consolidated balance sheet as of December 31, 2000 was derived from the audited consolidated financial statements at such date. Certain amounts in the condensed consolidated financial statements have been reclassified to conform to the current presentation. The results of operations for such interim periods are not necessarily indicative of results for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, including the related notes thereto, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

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

3. Line of Credit

         The Company has a $100,000,000 credit facility with a finance company. The agreement provides for cash advances outstanding at any one time up to a maximum of $100,000,000 on the line of credit, subject to limitations based upon the Company’s eligible accounts receivable and inventories. Cash advances bear interest at the London Interbank Offered Rate (LIBOR) plus 0.80% (3.43% at

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

September 30, 2001) payable monthly. The credit facility can be used to facilitate the purchases of inventories from certain suppliers and that portion is classified on the balance sheet as accounts payable. As of September 30, 2001, the balance of this portion of the credit facility was $27,093,000. As of September 30, 2001, we had a long-term outstanding balance of $4,120,000 and $68,787,000 was available under the line of credit.

         The credit facility expires in February 2003 at which time the outstanding balance is due. The line is secured by substantially all of the assets of the Company. The line of credit contains various covenants, including the requirement that the Company maintain a specific dollar amount of tangible net worth and restrictions on payment of cash dividends.

4. Income Taxes

         Income tax expense as provided for the three and nine months ended September 30, 2001 and 2000 is based upon the estimated annual income tax rate of the Company.

5. Subsequent Events

         In October 2001, Insight acquired the stock of Action plc (LSE:ACS) (“Action”), a United Kingdom-based direct marketer of computers and computer related products for approximately $39 million cash.

         Additionally, in October 2001, Insight acquired the stock of Kortex Computer Centre Ltd. (“Kortex”), a Canadian-based direct marketer of computers and computer related products. Under the terms of the agreement, Insight will acquire Kortex for approximately $3.5 million cash with additional consideration in the next three years contingent on sales and profitability.

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

Insight

         Insight commenced operations in 1988 as a direct marketer of hard disk drives and other mass storage products. Since then, we have expanded our product line to include name brand computers and a full line of hardware and software products. Net sales include direct marketing sales to businesses, educational institutions, government organizations, consumers and computer resellers. Our marketing strategy utilizes outbound account executives, complimented by the use of electronic commerce and marketing, focused primarily on the small- to medium-sized business market. We currently have direct marketing operations in the United States, Canada, the United Kingdom and Germany.

Direct Alliance

         In 1992, we began providing direct marketing services to third-party original equipment manufacturers to leverage our infrastructure and increase our net earnings. Presently, all of our outsourcing arrangements are service fee based whereby the Company derives net sales based primarily upon a cost plus arrangement and a percentage of the sales price from products sold. Revenues from service fee based programs and direct costs related to the generation of those revenues are included the Company’s net sales and costs of goods sold, respectively. Also, as an accommodation to select service fee based program clients, we purchase and immediately resale products to our clients for immediate

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

resale to their customers. These pass-through product sales are completed at little or no gross margin and are included in sales and costs of goods sold. Prior to October 1, 2000, under certain product based outsourcing arrangements, Direct Alliance took title to inventories of products and assumed the credit risk associated with sales to the end user. Revenues and related costs from the sales of such products are included in the Company’s net sales and costs of goods sold, respectively. Starting in 1998, we began to strategically shift outsourcing arrangements from product based to service fee based programs. As a result, effective October 1, 2000 all of Direct Alliance’s programs are service fee based programs which may include pass-through product sales for certain clients. Some of the programs may be seasonal in nature, as the manufacturers’ target customers can have cyclical buying patterns.

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

Results of Operations

         The following table sets forth for the periods indicated certain financial data of the Company as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net sales	100.0%	100.0%	100.0%	100.0%

Costs of goods sold	88.8	88.2	88.6	88.2

Gross profit	11.2	11.8	11.4	11.8

Operating expenses:

Selling and administrative expenses	8.3	6.8	7.6	7.0

Aborted IPO costs	—	—	0.1	—

Restricted stock charge	—	—	—	0.1

Amortization of goodwill	0.1	0.1	0.1	0.1

Earnings from operations	2.8	4.9	3.6	4.6

Non-operating income, net	—	(0.1)	—	(0.1)

Earnings before income taxes	2.8	5.0	3.6	4.7

Income tax expense	1.1	2.0	1.4	1.9

Net earnings	1.7%	3.0%	2.2%	2.8%

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

         Net Sales. Net sales of the Company decreased $50.1 million, or 9%, to $490.2 million for the three months ended September 30, 2001 from $540.3 million for the three months ended September 30, 2000.

         Net sales derived from Insight, the direct marketing business, decreased $39.9 million, or 8%, to $463.0 million for the three months ended September 30, 2001 from $502.9 million for the three months ended September 30, 2000. Net sales for Insight’s North American business decreased 9% for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. The decrease in sales is due to the decline in technology spending in the United States. Net sales for Insight’s European business increased 17% for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. The increase in net sales resulted primarily from deeper account penetration, increased market share and an expanded customer base. These increases were offset slightly by declines in the exchange rates for the United Kingdom and Germany and a decrease in sales in Germany due to the conversion from consumer customers to small- to medium-sized business customers. Insight’s average order size decreased to $1,278 for the three months ended September 30, 2001 from $1,383 for the three months ended September 30, 2000 due to a decrease in the percentage of sales of computers which was offset by the sale of more line items per order. North American sales represented 93% and 94% of Insight’s net sales for the three months ended September 30, 2001 and 2000, respectively. Average order size for our sales in North America decreased from $1,518 for the three months ended September 30, 2000 to $1,345 for the three months ended September 30, 2001 again due to a decrease in the percentage of sales of computers which was offset by the sale of more line items per order. European sales represented 7% and 6% of Insight’s net sales for the three months ended September 30, 2001 and 2000, respectively. Average order size for our sales in Europe increased from $536 for the three months ended September 30, 2000 to $766 for the three months ended September 30, 2001 due to an increase in the percentage of computer sales and an increase in the number of lines per order. Insight’s target market, small- and medium-sized business (including education and government), increased from 97% of net sales for the three months ended September 30, 2000 to 98% for the three months ended September 30, 2001. Insight had 1,644 account executives at September 30, 2001, with 1,421 in North America and 223 in Europe, a change from 1,704, 1,531 and 173, respectively, at September 30, 2000.

         Net sales derived from Direct Alliance, the outsourcing business, decreased $10.2 million, or 27%, to $27.2 million for the three months ended September 30, 2001 from $37.4 million for the three months ended September 30, 2000. This decrease resulted from the shift in the mix of outsourcing arrangements from product based programs to service fee based programs and a large seasonal product based program in 2000 offset by the expansion of service fee based programs. As a result of Direct Alliance’s strategic emphasis on service fee based programs as opposed to product based programs, 100% of Direct Alliance’s net sales were from service fee based programs (16% via pass through product sales) in the three months ended September 30, 2001 compared to 64% (14% via pass through product sales) in the three months ended September 30, 2000. If net sales had been recognized for all programs as if they were product based programs, net sales from Direct Alliance would have increased 20% for the three months ended September 30, 2001 compared to the three months ended September 30, 2000.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

         Gross Profit. The Company’s gross profit decreased $9.0 million, or 14%, to $54.7 million for the three months ended September 30, 2001 from $63.7 million for the three months ended September 30, 2000. As a percentage of net sales, gross profit decreased from 11.8% for the three months ended September 30, 2000 to 11.2% for the three months ended September 30, 2001. Insight’s gross profit, as a percentage of net sales, decreased from 11.5% for the three months ended September 30, 2000 to 10.5% for the three months ended September 30, 2001. Direct Alliance’s gross profit, as a percentage of net sales, increased from 15.3% for the three months ended September 30, 2000 to 22.0% for the three months ended September 30, 2001. The fluctuations in gross profit percentage primarily resulted from Insight’s decreased product margin due to the decision to aggressively move product at the end of the quarter to compensate for a sales reduction due to the tragic events of September 11, 2001 offset by increased gross profit provided by Direct Alliance’s service fee based programs. Other components of costs of goods sold remained relatively constant as a percentage of net sales. We expect our future gross profit percentage to fluctuate depending on factors such as industry-wide pricing pressures, supplier reimbursement programs, pricing/selling strategies and our product and outsourcing program mix.

         Operating Expenses. The Company’s operating expenses increased $3.8 million, or 10%, to $41.0 million for the three months ended September 30, 2001 from $37.2 million for the three months ended September 30, 2000. Included, as a reduction of selling and administrative expenses for the three months ended September 30, 2000 is $750,000 of proceeds from an insurance claim related to aborted acquisition costs incurred in the fourth quarter of 1999. These proceeds are not included in the operating expense percentage of the operating units, Insight and Direct Alliance, as discussed herein. Operating expenses as a percentage of net sales increased to 8.4% for the three months ended September 30, 2001 from 6.9% for the three months ended September 30, 2000. The Company’s operating expenses as a percentage of net sales for Insight were 8.5% for the three months ended September 30, 2001 and 7.0% for the three months ended September 30, 2000. The increase in the operating expense percentage at Insight was attributable to continued investment in account executives, European growth and IT professionals , increases in the reserve for bad debts and the inability to reduce operating expenses at quarter end to compensate for the reduction in sales and gross profit after September 11, 2001. Operating expenses as a percentage of net sales for Direct Alliance were 6.4% for the three months ended September 30, 2001 and 6.8% for the three months ended September 30, 2000. The percentages for these periods are not directly comparable because of the differing mix of service fee based and product based programs in the periods and the differing accounting treatment of direct costs between the two program types. Under service fee based programs, all direct costs related to the generation of the fees are included in costs of goods sold, and not in operating expenses as is the case with product based programs.

         Insight’s overall unassisted web sales represented 11.8% of its net sales for the three months ended September 30, 2001, up from 11.5% from the three months ended September 30, 2000. The percentage of Insight shipments made using our electronic “direct ship” programs with our suppliers increased to 72.4% for the three months ended September 30, 2001 from 67.4% from the three months ended September 30, 2000. Annualized inventory turnover for the Company for the three months ended September 30, 2001 was 90 times compared to 68 times for the three months ended September 30, 2000.

         Non-Operating Income, Net. Non-operating income, net, which consists primarily of interest income and interest expense, decreased to $33,000 for the three months ended September 30, 2001 from $277,000 for the three months ended September 30, 2000. Interest income is generated by the Company through short-term investments, some of which are investment grade tax- advantaged bonds. Interest expense primarily relates to borrowings associated with the financing of facility acquisitions and the

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

financing of inventory purchases under the Company’s line of credit. Decrease in other income is due to declines in interest rates earned on short-term investments further decreased by fixed interest rates on mortgages and capital leases.

         Income Tax Expense. The Company’s effective tax rate was 39.7% for the three months ended September 30, 2001 and 2000.

         Net Earnings. The Company’s net earnings decreased $7.9 million, or 49%, to $8.3 million for the three months ended September 30, 2001 from $16.2 million for the three months ended September 30, 2000. Diluted earnings per share decreased 47% to $0.20 for the three months ended September 30, 2001 from $0.38 for the three months ended September 30, 2000. Net earnings for Insight decreased 58% to $5.7 million for the three months ended September 30, 2001 from $13.7 million for the three months ended September 30, 2000. Net earnings for Direct Alliance increased 28% to $2.6 million from $2.0 million for the three months ended September 30, 2000. The insurance proceeds discussed previously in operating expenses are not included in the net earnings of the operating units, Insight and Direct Alliance, as discussed herein.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

         Net Sales. Net sales of the Company increased $56.8 million, or 4%, to $1,552.5 million for the nine months ended September 30, 2001 from $1,495.7 million for the nine months ended September 30, 2000.

         Net sales derived from Insight, the direct marketing business, increased $62.8 million, or 4%, to $1,476.0 million for the nine months ended September 30, 2001 from $1,413.2 million for the nine months ended September 30, 2000. Net sales for Insight’s North American direct business increased 5% for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. Net sales for Insight’s European business increased 1% for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. The increase in net sales resulted primarily from deeper account penetration, increased market share, an expanded customer base (both domestic and international), expanded product offerings and Internet enhancements that increased unassisted transactions. These increases were offset by declines in the exchange rates for Canada, the United Kingdom and Germany and a decrease in sales in Germany due to the conversion from consumer customers to small- to medium-sized business customers. North American sales represented 93% of Insight’s net sales for the nine months ended September 30, 2001 and 2000. European sales represented 7% of its net sales for the nine months ended September 30, 2001 and 2000, respectively.

         Net sales derived from Direct Alliance, the outsourcing business, decreased $6.0 million, or 7%, to $76.5 million for the nine months ended September 30, 2001 from $82.5 million for the nine months ended September 30, 2000. Outsourcing sales represented 5% and 6% of total Company net sales in the nine months ended September 30, 2001 and 2000, respectively. This decrease resulted from the the shift in the mix of outsourcing arrangements from product based programs to service fee based programs offset by the expansion of service fee based programs. As a result of Direct Alliance’s strategic emphasis on service fee based programs as opposed to product based programs, 100% of Direct Alliance’s net sales were from service fee based programs (15% via pass through product sales) in the nine months ended September 30, 2001 compared to 67% (10% via pass through product sales) in the nine months ended

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

September 30, 2000. If net sales had been recognized for all programs as if they were product based programs, net sales from Direct Alliance would have increased 65% for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000.

         Gross Profit. The Company’s gross profit increased $300,000, or 0.2%, to $177.4 million for the nine months ended September 30, 2001 from $177.1 million for the nine months ended September 30, 2000. As a percentage of net sales, gross profit decreased from 11.8% for the nine months ended September 30, 2000 to 11.4% for the nine months ended September 30, 2001. Insight’s gross profit, as a percentage of net sales, decreased from 11.5% for the nine months ended September 30, 2000 to 10.9% for the nine months ended September 30, 2001. Direct Alliance’s gross profit, as a percentage of net sales, increased from 16.9% for the nine months ended September 30, 2000 to 22.2% for the nine months ended September 30, 2001. The fluctuations in gross profit percentage primarily resulted from Insight’s decreased product margin amidst pricing strategies and pressures and increased gross profit provided by Direct Alliance’s service fee based programs. Other components of costs of goods sold remained relatively constant as a percentage of net sales, with the exception of supplier reimbursement programs which increased slightly. We expect our future gross profit percentage to fluctuate depending on factors such as industry-wide pricing pressures, supplier reimbursement programs, pricing/selling strategies and our product and outsourcing program mix.

         Operating Expenses. The Company’s operating expenses, before the effect of a $1.4 million pre-tax charge for the effect of aborted IPO costs related to Direct Alliance Corporation described below, increased $13.6 million, or 13%, to $120.6 million for the nine months ended September 30, 2001 from $107.0 before the effect of a $1.1 million pretax restricted common stock charge described below for the nine months ended September 30, 2000. Operating expenses, before one-time charges, as a percentage of net sales increased to 7.7% for the nine months ended September 30, 2001 from 7.1% for the nine months ended September 30, 2000. Included, as a reduction of selling and administrative expenses for the nine months ended September 30, 2000 is $750,000 of proceeds from an insurance claim related to aborted acquisition costs incurred in the fourth quarter of 1999. These proceeds are not included in the operating expense percentage of the operating units, Insight and Direct Alliance, as discussed herein. Operating expenses as a percentage of net sales for Insight, before a one-time charge, were 7.9% for the nine months ended September 30, 2001 and 7.2% for the nine months ended September 30, 2000. The increase in the operating expense percentage at Insight was attributable to continued investment in account executives, European growth and IT professionals offset by the efficiency of its sales and marketing approach to generate sales dollars and continued cost-cutting measures. Operating expenses as a percentage of net sales for Direct Alliance, before one-time charges, were 6.4% for the nine months ended September 30, 2001 and 6.7% for the nine months ended September 30, 2000. The percentages for these periods are not directly comparable because of the differing mix of service fee based and product based programs in the periods and the differing accounting treatment of direct costs between the two program types. Under service fee based programs, all direct costs related to the generation of the fees are included in costs of goods sold, and not in operating expenses as is the case with product based programs.

         Aborted IPO Costs. The Company withdrew its planned initial public offering and spin-off of Direct Alliance Corporation on June 6, 2001. The Company has recorded a pre-tax charge of $1.4 million in operating expenses during the nine months ended September 30, 2001 related to the aborted IPO costs.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

         Restricted Stock Charge. As previously disclosed, the Company issued shares of restricted common stock as incentives to certain officers and employees. The restricted common shares are valued at the date of grant, amortized over the three-year vesting period and a portion contain an acceleration clause which causes the shares to automatically vest if the Company’s stock closed above a certain price of either $29 or $44 per share. On May 15, 2000, the Company’s stock closed above $29 causing 76,264 restricted common stock shares to automatically vest. The Company recorded a pre-tax charge of $1.1 million during the nine months ended September 30, 2000 related to the early vesting of this restricted common stock. This charge represents the unamortized portion of the restricted stock in excess of the scheduled amortization.

         Non-Operating Income, Net. Non-operating income, net, which consists primarily of interest income and interest expense, decreased to $51,000 for the nine months ended September 30, 2001 from $915,000 for the nine months ended September 30, 2000. Interest income is generated by the Company through short-term investments, some of which are investment grade tax-advantaged bonds. Interest expense primarily relates to borrowings associated with the financing of facility acquisitions and the financing of inventory purchases under the Company’s line of credit. Decrease in other income is due to declines in interest rates earned on short-term investments further decreased by fixed interest rates on mortgages and capital leases.

         Income Tax Expense. The Company’s effective tax rate was 39.4% and 39.5% for the nine months ended September 30, 2001 and 2000, respectively. The decrease is due primarily to the decrease in the income tax rate for the State of Arizona.

         Net Earnings. The Company’s net earnings, before the effect of $830,000, net of tax, aborted IPO costs related to Direct Alliance Corporation, decreased $8.4 million, or 20%, to $34.5 million for the nine months ended September 30, 2001 from $42.9 million, before the effect of a $685,000, net of tax, restricted common stock charge for the nine months ended September 30, 2000. Diluted earnings per share, before one-time charges, decreased 21% to $0.81 for the nine months ended September 30, 2001 from $1.02 for the nine months ended September 30, 2000. Net earnings for Insight, before a one-time charge, decreased 27% to $27.2 million for the nine months ended September 30, 2001 from $37.0 million for the nine months ended September 30, 2000. Net earnings for Direct Alliance, before one-time charges, increased 36% to $7.3 million for the nine months ended September 30, 2001 from $5.4 for the nine months ended September 30, 2000. The insurance proceeds discussed previously in operating expenses are not included in the net earnings of the operating units, Insight and Direct Alliance, as discussed herein.

Seasonality

         Although the Company has historically experienced variability in the rates of sales growth, we have not experienced seasonality in our overall business during the past several years as we increased our percentage of sales from businesses, educational institutions, government organizations and computer resellers. Some of the outsourcing programs can be seasonal in nature because the manufacturers’ target customers can have cyclical buying patterns, but the impact on overall sales is negligible.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

         Our primary capital needs have been to fund the working capital requirements and capital expenditures necessitated by our sales growth.

         The Company’s net cash provided by operating activities was $75.5 million for the nine months ended September 30, 2001 compared to $26.0 million for the nine months ended September 30, 2000. The positive cash flow in the current period was primarily due to a $42.7 million decrease in accounts receivable and $33.6 million in net earnings. These funds were used to fund a $19.6 million decrease in accounts payable.

         Capital expenditures for the nine months ended September 30, 2001 and 2000 were $26.8 million and $28.4 million, respectively. Capital expenditures for the nine months ended September 30, 2001 primarily relate to the acquisition of new facilities in Sheffield, England, office furniture and equipment for facilities purchased during 2000 and new software applications. Capital expenditures for the nine months ended September 30, 2000 primarily relate to the acquisition of an additional Direct Alliance facility in Tempe, Arizona, an additional Insight facility in Montreal, Canada, computer hardware and new software applications.

         Our future capital requirements include financing the growth of working capital items such as accounts receivable and inventories, the purchase of software enhancements, the purchase of equipment, furniture and fixtures to accommodate future growth and funds needed for future organic growth and/or acquisitions. We anticipate that cash flow from operations together with the funds available under our credit facility should be adequate to support the Company’s presently anticipated cash and working capital requirements through 2002. Our ability to continue funding planned growth beyond 2001 is dependent upon our ability to generate sufficient cash flow or to obtain additional funds through equity or debt financing. See Note 3 of Notes to Condensed Consolidated Financial Statements for a description of the Company’s $100 million credit facility.

Recent Accounting Pronouncements

         On October 3, 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Statement 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. Statement 144 will be effective for the year ending December 31, 2002. It is not expected to have a material impact on our consolidated financial statements.

         In July 2001, the FASB issued Statement No. 141, Business Combinations (“Statement 141”), and Statement No. 142, Goodwill and Other Intangible Assets (“Statement 142”). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 144.

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

         Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

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

         As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $32.6 million (excluding the effects of any fluctuations in foreign currency translation and

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

the effects of acquisitions completed subsequent to September 30, 2001) and unamortized identifiable intangible assets in the amount of $0, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $1.6 million and $1.5 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

         Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Part II — Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	Reports on Form 8-K

No reports on Form 8-K were filed during a quarter for which the report is filed.

INSIGHT ENTERPRISES, INC.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2001	INSIGHT ENTERPRISES, INC.

	By:	/s/ Timothy A. Crown

Timothy A. Crown Chief Executive Officer

	By:	/s/ Stanley Laybourne

Stanley Laybourne Chief Financial Officer, Secretary and Treasurer