Form 10-K405
period 2001-12-31
INSIGHT ENTERPRISES INC
filed 2002-04-01
CIK 932696

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
/X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2001
                                       OR

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the closing price of the Registrant's Common Stock as reported on the Nasdaq National Market on February 28, 2002, was approximately $902,145,000. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

      The number of outstanding shares of the Registrant's Common Stock on February 28, 2002 was 42,274,819.


                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of our definitive proxy statement relating to our 2002 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference in Part III of this Form 10-K.

                           INSIGHT ENTERPRISES, INC.

                            FORM 10-K ANNUAL REPORT
                          YEAR ENDED DECEMBER 31, 2001

                               TABLE OF CONTENTS

                                                                            PAGE
                                 PART I
ITEM 1.  Business..........................................................   1
ITEM 2.  Properties........................................................  10
ITEM 3.  Legal Proceedings.................................................  10
ITEM 4.  Submission of Matters to a Vote of Security Holders...............  10

                                 PART II
ITEM 5.  Market for the Registrant's Common Stock and Related Stockholder
            Matters........................................................  11
ITEM 6.  Selected Consolidated Financial and Operating Data................  12
ITEM 7.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations..........................................  13
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk........  23
ITEM 8.  Financial Statements and Supplementary Data.......................  23
ITEM 9.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure...........................................  23

                                PART III
ITEM 10. Directors and Executive Officers of the Registrant................  24
ITEM 11. Executive Compensation............................................  24
ITEM 12. Security Ownership of Certain Beneficial Owners and Management....  24
ITEM 13. Certain Relationships and Related Transactions....................  24

                                 PART IV
ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..  24

SIGNATURES ................................................................  26

                                     PART I

ITEM 1. BUSINESS

GENERAL

      We are a holding company with two operating units: Insight Direct Worldwide, Inc., which we refer to as Insight, and Direct Alliance Corporation, which we refer to as Direct Alliance. Insight represented 95% of our net sales in 2001 with the remaining 5% generated by Direct Alliance. We were incorporated in Delaware in 1991 as the successor to the business that commenced operations in 1988. Unless otherwise indicated, all references to we, our or us refer to Insight Enterprises, Inc. and its operating units, Insight and Direct Alliance.

      Our executive offices are located at 1305 West Auto Drive, Tempe, Arizona 85284, and our telephone number is (480) 902-1001. Sales, administrative offices and distribution facilities are also situated in Tempe, Arizona. Our full-service United States distribution center is located in Indianapolis, Indiana. We also have sales and distribution facilities in Canada and the United Kingdom. We maintain web sites at www.insight.com and www.direct-alliance.com.

INSIGHT

      Insight is a leading global direct marketer of brand name computers, hardware and software. Insight sells products through a variety of means including:

            - a staff of customer-dedicated account executives utilizing proactive outbound telephone-based sales that market primarily to small- and medium-sized businesses of 50 to 1,000 employees in the United States, Canada and the United Kingdom;

            -     electronic commerce and electronic marketing; and

            -     via the Internet.

      Insight offers an extensive assortment of more than 180,000 SKUs of computer hardware and software, including such popular name brands as Compaq, Hewlett-Packard, IBM, Microsoft, Palm, Toshiba and 3COM. We believe that Insight's knowledgeable sales force, targeted marketing strategies and streamlined distribution, together with its advanced proprietary information system, have resulted in customer loyalty and our past profitable growth.

      Insight seeks to create strong, long-term relationships with its customers through the use of a well-trained, dedicated outbound sales force whose goal is to increase penetration of existing accounts, encourage repeat buying and ensure customer satisfaction. To that end, Insight has increased its number of account executives by 352% over the last five years, from 336 in 1996 to 1,518 at the end of 2001, the majority of whom focus on outbound telemarketing. During 2001, Insight reduced its number of account executives by approximately 480, from a high of 1,823 at June 30, 2001, in response to slowing sales growth rates. This decrease was partially offset by approximately 180 account executives added in connection with the acquisitions in the fourth quarter of 2001.

      We have developed a highly refined operating model to support Insight's efficient fulfillment and distribution infrastructure. We believe Insight's technologically advanced, proprietary, real-time information systems enhance the integration of Insight's sales, distribution and accounting functions, allowing us to leverage operating expenses while at the same time improving customer service. Moreover, we believe Insight's efficient use of technology has resulted in an expanded product offering, while maintaining a "just-in-time" inventory system.

     In 1997, Insight expanded internationally by initiating operations in Canada. During 1998, it initiated operations in the United Kingdom and Germany, both through acquisitions. In the fourth quarter of 2001, we acquired additional computer direct marketers in Canada and the United Kingdom and we closed down Insight's German operation in order to focus all of our European efforts on the United Kingdom. North American sales represented 89% of Insight's net sales in 2001, with the remaining 11% generated by Insight's European subsidiaries.

      Insight's objectives are to increase sales and profitability in all areas by:

            -     expanding its customer base;

            -     increasing the penetration into its existing customer base;

            -     expanding globally;

            -     expanding product and service offerings;

            -     increasing account executive productivity;

            -     leveraging its existing infrastructure and

            -     utilizing emerging technologies.

      Our goal is to make Insight the leading global direct marketer of computers and related products and services to its target customers.

DIRECT ALLIANCE

      Direct Alliance is a business process outsourcing organization. It provides marketplace solutions in the areas of direct marketing, direct sales, finance and logistics using state-of-the-art proprietary technology, infrastructure and processes. Direct Alliance's services enable manufacturers of brand name products to sell directly to customers and support existing indirect sales channels in a cost-effective and timely manner. Direct Alliance operates as a "virtual division" of its clients, and provides its clients a comprehensive range of services, from customer acquisition to returns management. Direct Alliance's unique combination of services, technology and direct channel expertise allows it to provide customized, vertically integrated outsourced programs for its clients.

      Our goal is to make Direct Alliance the leading global provider of outsourced business process services by enhancing existing client relationships, expanding market share in the computer industry, expanding into new industries, broadening its service offerings globally, developing strategic partnerships and continually improving its technology.

      In December 2000, we announced our intention to spin-off Direct Alliance in a tax-free distribution to our stockholders sometime in late 2001. Prior to the spin-off, it was our intent to complete an initial public offering of up to $50 million of Direct Alliance's Common Stock, as detailed in the registration statement filed with the Securities and Exchange Commission on December 22, 2000. We withdrew our planned initial public offering and spin-off of Direct Alliance on June 6, 2001 due to declining economic conditions. Currently, we have no plans to spin-off Direct Alliance.

INDUSTRY BACKGROUND

      The market for computers and related products is served through a variety of distribution channels, and intense competition for market share has forced computer manufacturers to seek the most cost effective and efficient channels to distribute their products. We believe the direct marketing channel in which we operate is the fastest growing segment of the personal computer product markets both in North America and worldwide. Additionally, we believe that larger companies, such as Insight, are continuing to take market share away from smaller companies.

      Demand for computers and computer related products over the past year has decreased in North America and worldwide. Demand has particularly weakened in the notebook and desktop computer categories due to slowing economic growth and a lengthening of replacement cycles resulting primarily from depressed general economic conditions. This slowdown in spending was evident beginning in the fourth quarter of 2000. Prior to that time, the industry experienced strong growth rates amidst a healthy economic environment.

      Businesses today operate in an environment of rapid technological advancement, increasing competition and continuous pressure to improve operating efficiencies. In response to these conditions, two important trends have emerged. First, manufacturers are increasing their use of the direct channel, through direct marketers such as Insight or internally, to market and sell products directly to customers in order to enhance sales growth and lower overall selling costs. Second, manufacturers electing to access customers directly are increasingly outsourcing business processes such as sales and marketing to providers such as Direct Alliance in order to focus on their core competencies and to lower costs.

      We believe that we will continue to benefit from industry changes as a cost-effective provider of a full range of computers and related products and services through direct marketing. We believe that as businesses and individuals become increasingly familiar with computers, they are more receptive to direct marketing and their purchase decisions will be based increasingly on product selection and availability, price, convenience, knowledge of sales executives and customer service. We believe that direct marketers have the ability to offer broader product selection and availability, lower prices, dedicated knowledgeable sales executives and greater purchasing convenience than traditional retail stores or value added resellers ("VARs"). Additionally, Internet-only computer providers, though offering attractive pricing, do not offer the necessary support functions (e.g., dedicated account executives, purchases on credit terms and efficient return privileges) to satisfy our targeted customers, small- and medium-sized businesses. Finally, we believe that more companies that desire to access the direct market will outsource their business processes to companies such as Direct Alliance that offer speed to market and a cost-effective solution.

OPERATING STRATEGY

      Our objective is to become the global leader in the direct sales and direct marketing of computers and related products and services. Additionally, we seek to become the leading global provider of outsourced direct channel solutions. The key elements of our strategy are as follows:

      Focus on Small- to Medium-sized Businesses. We target businesses with 50 to 1,000 employees, which we believe is one of the most valuable segments of the computer products and services market because they demand leading, high-performance technology products and services, purchase frequently, are value conscious, value well-trained account executives and are knowledgeable buyers that require less technical support than the average consumer. Our operating model positions us to more effectively serve this business segment of the market through our competitive pricing, extensive product availability, well-trained account executives, high levels of customer service, cost-effective distribution systems and technological innovation.

      Well-Trained Account Executives and Proactive Targeted Marketing. We offer our products through integrated direct sales and marketing that includes outbound and inbound telesales, electronic commerce and selectively targeted electronic direct marketing. We focus our effort on outbound telemarketing and, to this end, have increased the number of account executives at Insight at a compound annual growth rate of 352% over the last five years to 1,518 at December 31, 2001. During 2001, Insight reduced its number of account executives by approximately 480, from a high of 1,823 at June 30, 2001, in response to slowing sales growth rates. This decrease was partially offset by approximately 180 account executives added in connection with the acquisitions in the fourth quarter of 2001. To support our marketing effort, we have analyzed and prioritized our customer database, assigned account responsibility to specific account executives and enhanced our sales training.

      Use of E-Commerce. We actively promote the use of e-commerce with our customers, including our customizable website and customer web pages. We believe that providing the customer with a seamless e-commerce system supported by well-trained account executives results in a highly efficient business model with high customer satisfaction. Through the promotion of e-commerce, we hope to increase sales and facilitate the customer's ease of doing business with Insight. We increased our unassisted web sales - those sales transacted without the assistance of an account executive - to 12.2% of sales in 2001 from 11.4% of sales in 2000.

      Building Customer Loyalty. We strive to create a strong, long-term relationship with our business customers, which we believe increases the order sizes in our existing accounts, encourages repeat buying, and promotes customer satisfaction. We believe that a key to building customer loyalty is to provide customers with a team of knowledgeable account executives backed by a strong support staff. Most business customers are assigned a trained account executive who understands the customer's technology needs and proactively identifies and processes orders for products that meet those needs. We believe these strong one-on-one relationships improve the likelihood that the customer will look to us for future purchases.

      Broad Selection of Branded Products. We provide the convenience of one-stop shopping by offering our customers a comprehensive selection of more than 180,000 computer and computer-related products. We offer brand name products of major manufacturers including Compaq, Hewlett-Packard, IBM, Microsoft, Palm, Toshiba and 3COM. Our breadth of product offering combined with our efficient, high-volume and cost-effective direct sales and marketing allows us to offer competitive prices. We have developed "direct-ship" programs with many of our suppliers through the use of electronic data interchange links allowing us to further expand our product offerings without increasing inventory, handling costs or inventory risk exposure.

      Efficient Technologically-Driven Operations. We have developed a highly refined operating model to support an efficient fulfillment and distribution infrastructure. This operating model yielded inventory turns of 80 and 74 times in 2001 and 2000, respectively. We also use technologically advanced, proprietary, real-time information systems to enhance the integration of our sales, distribution and accounting functions, with the goal of lowering operating expenses while at the same time improving customer service and satisfaction levels. To minimize our inventory exposure, we use a variety of inventory control procedures and policies, including automated "just-in-time" management and electronic "direct-ship" programs with suppliers. We shipped 68% of our orders in 2001 directly to the customer from our suppliers. In addition, we use other automated systems involving telephony, credit card processing and standard email notification to further streamline operations and improve profitability and increase customer satisfaction.

GROWTH STRATEGY

      Our growth strategy is to increase sales and earnings by:

      Expanding Our Customer Base. We believe we have made sales to less than a third of the accounts in our target market, small- and medium-sized businesses, in the United States and a much smaller percentage of those target accounts outside of the United States. Additionally, we intend to increase our direct sales and marketing efforts on customer segments that procure their IT products and services similar to the small- and medium-sized businesses. These customer segments include government and education institutions and large corporations with decentralized purchasing. We seek to acquire new account relationships through proactive outbound telesales, electronic commerce and targeted electronic direct marketing.

      Increasing Penetration of Our Existing Customer Base. We believe we are the primary provider of computers and related products for less than half of our existing customers. We seek to become the primary provider for our customers by investing in the development of our account executives who focus on outbound telemarketing. We believe proactive account management and assignment of specific account executives dedicated to developing closer relationships with active business customers will enable us to increase the volume, frequency, and breadth of sales to these customers. We continue to refine and analyze our customer database to better understand and service our customer which results in long-term customer relationships. In addition, we are focused on improving account executive productivity by providing a comprehensive, on-going training program to our account executives, implementing incentive programs that focus on rewarding and retaining top performers and automating routine processes.

      Expanding Globally. We seek to become a global leader in direct marketing. To that end, we have established operations in Canada and the United Kingdom. Our presence in these countries was expanded in 2001 as we completed acquisitions in both Canada and the United Kingdom during the fourth quarter of 2001. These acquisitions provide Insight with an increased customer base, expanded product offerings and the ability to leverage its existing infrastructure and vendor relationships. Our small operation in Germany was closed down during the fourth quarter of 2001 so we could focus all of our European efforts on the United Kingdom. For the year ended December 31, 2001, 90% of our net sales were generated from North American subsidiaries with the remaining 10% from European subsidiaries. We intend to continue expanding in Europe through the expansion of our existing infrastructure in the United Kingdom.

      Leveraging Our Existing Infrastructure. We have expended considerable resources to develop our infrastructure to support planned growth. We believe that these investments, primarily in facilities and technology, will ultimately allow us to increase sales at a higher rate than operating expenses. We expect to reduce operating expenses as a percent of sales, thereby improving profitability, through increased productivity of account executives, cost-effective marketing, utilization of electronic commerce and economies of scale. In addition, our strong relationships with our suppliers will continue to offset certain expenses through the receipt of supplier reimbursements. We intend to continue to leverage our core operations by offering outsourcing of direct marketing services to leading manufacturers of brand name products.

      Expanding Our Product and Service Offerings. We offer an extensive assortment of products. Many of our products are offered through the use of our proprietary software which enables us to maintain a "virtual inventory" through real-time access to supplier products via electronic data interchange links. In 2001, 68% of Insight's shipments were "direct shipped" from supplier distribution facilities, compared to 64% in 2000. We intend to continue to expand our product offerings through the use of the electronic "direct ship" programs with suppliers as well as seeking new product authorizations as they become available to direct channels. During the fourth quarter of 2001, we established a new subsidiary, Insight Services Corporation, which will be focused exclusively on providing a full range of information technology services and solutions to small- and medium-sized businesses. These services will be provided through third-party partnerships and are anticipated to include: asset management, break-fix services, training, infrastructure and network design, installation and start-up services, hardware and software support, asset recovery and disposition, system consulting services, broadband services and enterprise software solutions. In addition, we intend to continue to analyze domestic and international acquisition opportunities that would increase our market share or further expand and enhance our existing product and service offerings.

      Utilizing Emerging Technologies. We have historically been a leader in creating and capitalizing on emerging technologies in direct marketing and we intend to continue to capitalize on such new advances. We expect to continue to develop and utilize emerging marketing and distribution channels such as the Internet and on-line computer services to generate sales, distribute product information, provide product support, and obtain additional customer leads. We experienced a 9.1% increase in unassisted web sales, which constituted approximately 12.2% and 11.4% of our net sales in 2001 and 2000, respectively. We believe that our target business customers are technologically sophisticated and will increase utilization of such services. These new distribution channels continue to expand the scope of our marketing efforts, and we believe that they will lead to increased sales and profitability. In particular, we believe that our direct marketing capabilities will provide us a competitive advantage in the rapidly expanding Internet commerce channel. We expect to further utilize our direct marketing expertise in order fulfillment and distribution to take advantage of these new direct marketing channels as they continue to develop.

      Expanding Our Outsourcing Clients and Existing Client Relationships. We currently provide outsourcing services to several large manufacturers of name brand computers and related products. We believe there will continue to be growth within our current client programs as well as opportunities to obtain new clients in this industry. Additionally, we intend to actively solicit new customers from outside the computer industry.

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

      Outbound Telemarketing. We maintain a core group of outbound telemarketing account executives who contact specified customers on a systematic basis to generate additional sales. In addition, these account executives utilize various prospecting techniques in order to increase the size of our customer base. We believe that small- and medium-sized businesses respond favorably to a one-on-one relationship with personalized service from well-trained account executives.

Once established, these one-on-one relationships are primarily maintained and enhanced through frequent telecommunications supplemented by e-marketing materials designed to meet each customer's specific computing needs. At December 31, 2001, Insight employed 1,518 account executives, most of who are focused on outbound marketing, a decrease of 16% from 1,807 account executives at December 31, 2000.

      Electronic Marketing and Communications. We maintain web sites that feature customizable web interaction and reporting, current product offerings, special promotions, technical product specifications and other useful information. Customers may place orders while at one of the sites using a credit card or electronic purchase order. Unassisted web sales - those sales transacted without the assistance of an account executive - represented 12.2% of our net product sales in 2001. We believe this percentage will increase as the popularity and credibility of the Internet grows and as businesses and electronic customers increase their use of the web to procure computing products.

      Our outbound telemarketing account executives encourage customers to utilize our web sites for placing orders, and we offer selected businesses customized web pages, called "myInsight", that are designed by our electronic marketing team. These customized web pages allow businesses to procure computing products from us at specially negotiated volume pricing. We also create awareness of our products to an audience of electronically-savvy customers and prospects through graphically rich electronic catalogs, electronic postcards and other branded sales messages transmitted via e-mail.

      Catalogs. We no longer utilize catalogs to solicit sales for Insight in North America. With respect to our recent acquisition in the United Kingdom, we are continuing to provide a catalog to acquired customers in the near term. These catalogs are selectively mailed to customers and each catalog provides detailed product descriptions, manufacturers' specifications, pricing and service and support features. Once the acquisition is integrated, it is our intent to transition the acquired customers to our e-commerce marketing and discontinue this catalog over a period of time. As part of our outsourcing services, we also produce catalogs for certain manufacturers. These catalogs are circulated periodically and, for select manufacturers, the catalog is inserted into the manufacturer's product packaging.

      Advertising. We selectively place targeted advertisements in trade publications in the United States, Canada and the United Kingdom. These color advertisements provide detailed product descriptions, manufacturers' specifications and pricing information and emphasize Insight's service and support features. Additionally, the Insight logo and telephone number are included in promotions by selected manufacturers.

      Specialty Marketing. We continue to increase our national exposure, promote local interest, and increase traffic on our web site through sponsorship of the "Insight.com Bowl", a post-season intercollegiate football game. During the 2001 Insight.com Bowl, which was telecast live by ESPN2 on December 29, 2001, we aired television commercials showcasing Insight and its products. These 15-second spots were designed to introduce the Insight brand to prospective customers and encourage high-technology business buyers to visit Insight's web site at www.insight.com.

      Supplier Reimbursements. We obtain supplier reimbursements from certain product manufacturers. We typically receive reimbursements from suppliers based upon the volume of purchases, or sales, of the suppliers' product. In other cases, such reimbursements may be in the form of discounts, advertising allowances, price protection or rebates. Additionally, manufacturers may provide mailing lists, contacts or leads. We believe that supplier reimbursements increase our marketing reach and strengthen relationships with leading suppliers.

      Customers. We maintain an extensive database of customers and potential customers. Based on dollar volume, the approximate percentages of net sales for 2001 to end-users in our four major market segments were as follows:

            -      Business, including computer resellers - 92%

            -      Educational institutions - 3%

            -      Government organizations - 3%

            -      Home - 2%

      No single customer accounted for more than three percent of net sales during 2001.

SALES

      We believe that our ability to establish and maintain long-term relationships and to encourage repeat purchases is dependent, in part, on the strength of our account executives. Over 90% of our orders are from customers who have purchased from us within the past 24 months. Because our customers' primary contact with us is through our account executives, we are committed to maintaining a qualified and knowledgeable sales staff.

      We focus on recruiting, training and retaining high-quality personnel. New account executives are required to participate in Insight University, an extensive training program, to develop proficiency in and knowledge of our products. This program consists of class work focusing on technical product information, sales and customer service, and supervised inbound and outbound sales experience. Additionally, in conjunction with product manufacturers and distributors, we sponsor weekly training sessions introducing new products and emphasizing fast-selling products. We also have a training program that seeks to refine sales skills and introduce new policies and procedures.

      Each account executive is responsible for building a customer base and proactively servicing the needs of those established customers. Most first time callers are assigned to an account executive, and subsequent incoming calls from that customer are then directed to their account executive. Our information system allows on-line retrieval of relevant customer information, including the customer's history and product information, such as list price, cost and availability, as well as up-selling and cross-selling opportunities. Additionally, we use data mining tools and analytics to help the account executive to establish a portfolio of customers that will provide the best selling opportunities. Account executives are empowered to negotiate sales prices within limits established by us, and a large part of their compensation is based upon the gross profit dollars generated. The more experienced the sales executive, the greater the latitude to make decisions and the higher the percentage of total compensation that is based on gross profit dollars generated. Incentive plans, including compensation and stock options, are designed to promote and reward top performers in the organization.

      We attribute our high outbound call volume and favorable repeat orders in part to the strength of our account executives. We have established dedicated sales divisions focusing on business, education, and government accounts. Account executives in these divisions have demonstrated the ability to interact with sophisticated purchasing agents and the management information staffs of organizations. We also have a smaller number of knowledgeable account executives dedicated to taking inbound calls.

PRODUCTS AND MERCHANDISING

      We offer computers, hardware and software products. The following chart provides information regarding selected products offered by us during 2001 and 2000:

                                                     PERCENTAGE OF
                                                     PRODUCT SALES
      PRODUCT CATEGORIES                              2001   2000         SELECTED PRODUCT MANUFACTURERS
      ------------------                              ----   ----         ------------------------------
      Computers:
                                                                      Compaq                  IBM
         Notebooks and PDA's.....................      15%    20%     Toshiba                 Hewlett-Packard
         Desktops and Servers....................      15%    17%     Palm                    Sony
                                                      ----   ----
                                                       30%    37%

      Software...................................      16%    11%     Microsoft               Veritas
                                                                      Adobe                   Symantec
      Storage Devices............................      10%     9%     Hewlett-Packard         Seagate
                                                                      Quantum                 Compaq
      Printers...................................      10%     9%     Hewlett-Packard         Xerox/Tektronix
                                                                      Epson                   Lexmark
      Network and Connectivity...................       9%     9%     Cisco Systems           Nortel
                                                                      Hewlett-Packard         3Com
      Monitors and Video.........................       7%     7%     Princeton               InFocus
                                                                      Viewsonic               NEC/Mitsubishi
      Memory and Processors......................       5%     7%     Viking                  Compaq
                                                                      Kingston                Intel
      Supplies and Accessories...................       5%     4%     Targus                  Imation
                                                                      Belkin
      Miscellaneous..............................       8%     7%     American Power          Logitec
                                                                        Conversion

      Our largest product category continues to be computers, representing 30% of product sales in 2001, although down from 37% in 2000. The decrease in computer sales as a percentage of overall product sales is due to the slowing of demand for desktops and notebooks, a lengthening of replacement cycles attributable to a decline in the general economy and an increase in demand for other product categories. Our highest growth category was software, which increased 48% over 2000 due primarily to increased sales of software licenses to small- and medium-sized businesses. We believe the strength in software license sales is a result of anti-piracy campaigns, reductions in license seat requirements and additional subscription products offered by certain software manufacturers.

      We select our products based upon existing and proven technology. We will not introduce a new product until we believe that a sufficient market has developed. Our product managers and buyers evaluate the effectiveness of new and existing products and select those products for inclusion in our product offerings based upon market demand, product features, quality, reliability, sales trend, price, margins and warranties. Because our goal is to offer the latest in technology, we quickly replace slower selling products with new products. We offer more than 180,000 SKU's of computer and related products. Historically, we have purchased from and sold to other computer resellers in order to offer our customers favorable pricing, or to balance our inventory to minimize inventory risk.

SERVICE AND SUPPORT

      We believe we achieve high levels of customer satisfaction. More than 90% of Insight's orders in 2001 were placed by customers who had previously purchased products from Insight within the past 24 months. Our dedication to prompt, efficient customer service is an important factor in customer retention and overall satisfaction.

      Fast Product Delivery. Utilizing our proprietary information system, customer orders are sent to one of our distribution centers or to one of our "direct ship" suppliers for processing immediately after credit approval. We have integrated labeling and tracking systems with major carriers into our information system to ensure prompt delivery. Additionally, we have integrated our information system with our "direct ship" suppliers; as a result, shipments from these suppliers are transparent to our customers. We ship most of our orders on the day the orders are received and credit is approved.

      Specialty Communications. Our employees use the Internet to enhance customer support and inter-business correspondence. The Internet provides a convenient communication device enabling customers to contact their sales, customer service and technical support representatives via e-mail messages. The customer may elect to receive a message via e-mail automatically upon shipment to confirm that the order has been shipped.

      Warranties and Product Returns. Most of the products we market are warranted by the manufacturer. We usually request that customers return their defective products directly to the manufacturer for warranty service. On selected products, and for selected customer service reasons, we accept returns directly from the customer and then either credit the customer or ship a replacement product. We generally offer a limited 15- or 30-day money back guarantee for unopened products and certain opened products; however, certain products are subject to restocking fees. Opened products are quickly processed and returned to the manufacturer or supplier for repair, replacement, or credit to us. We resell all unopened products returned to us. Products that cannot be returned to the manufacturer for warranty processing, but are in working condition, are promptly sold to inventory liquidators, which helps us minimize losses from returned products. Direct Alliance also provides returns management as an outsource service offering to its clients.

TECHNOLOGY BASED OPERATIONS

      We believe our implementation of advanced technological systems provides a barrier to new entrants into our market and a competitive advantage by increasing the productivity of our account executives, delivering more efficient customer service and reducing order processing and inventory costs. Our account executives can access our proprietary information system to obtain:

            -       a customer history,

            -       the cost and availability of the current order,

            -       gross profit information,

            -       the compatibility of products ordered, and

            -       cross-selling and up-selling opportunities.

      We believe that the information available to our account executives allows them to make better decisions regarding product recommendations and pricing, provide superior customer service, and increase overall profitability. We have incorporated redundancy in our information systems, including back-up systems and generators, that will help to minimize the impact of interruption in our information or telecommunication systems. We believe that our investment in information technology will continue to improve efficiency.

      We have integrated our sales, distribution, inventory, and accounting systems. Utilizing our proprietary information system, orders are electronically sent to either our distribution center or to a "direct ship" supplier for processing immediately upon credit approval. All products received in our distribution center have a standard UPC code, manufacturer bar code, or supplier bar code, or are issued a bar code. Our SuperScan process checks orders to ensure accurate fulfillment prior to shipping and then records reduction in inventory. We have implemented a re-ordering system that calculates lead times and, in some instances, automatically re-orders from certain suppliers. Our sophisticated system accepts price quotes from several competing suppliers and automatically re-orders from the supplier with the most competitive price. We have integrated our order processing, labeling, and tracking systems with major carriers to ensure prompt delivery. Additionally, we have implemented an on-line, real time credit card address verification and approval system through a third-party provider with Visa(R), MasterCard(R), American Express(R) and Discover(R) to instantaneously match the address provided by the customer with the specific credit card billing address and obtain transaction approval.

Our telephone system can automatically route calls, depending on their originating data, to specific sales groups, or to the best-selling account executives. Our telephone system also uses menu systems that permit the customers to route themselves to the appropriate service or sales area, or to their assigned account executives.

PURCHASING AND DISTRIBUTION

      Purchasing/Suppliers. During 2001, we purchased products from approximately 500 suppliers. Approximately 21% (based on dollar volume) of these purchases were directly from manufacturers, with the balance from distributors. Purchases from Tech Data Corporation (a distributor), our largest supplier, accounted for approximately 32% of our total product purchases in 2001. The top five suppliers as a group (Tech Data Corporation; Ingram Micro, Inc. (a distributor); Hewlett-Packard Company (a manufacturer); Synnex Information Technologies, Inc. (a distributor) and Compaq Computer Corporation (a manufacturer)) accounted for approximately 71% of our total product purchases during 2001. We believe we have excellent relationships with our suppliers, which has resulted in favorable return and price protection policies, as well as supplier reimbursements. Although brand names and individual products are important to our business, we believe that competitive sources of supply are available in substantially all of our product categories and therefore we are not dependent on any single supplier. We believe that 60%-70% of computer purchases by our customers are made without regard to brand.

      Inventory Management. We utilize "just-in-time" inventory management and "direct ship" relationships with suppliers to reduce inventory costs. Our order fulfillment and inventory controls allow us to forecast and order products "just-in-time" for shipping. We promote the use of electronic data interchange with our suppliers, which helps to reduce overhead and the use of paper in the ordering process. Additionally, some suppliers will "direct ship" products directly to the customer, which eliminates physical handling by us. We "direct shipped" 68% percent of our orders from supplier distribution facilities in 2001. Such "direct shipments" are transparent to the customer. These inventory management techniques allow us to offer a greater range of products without increased inventory requirements, and to have reduced inventory exposure and faster order fulfillment time, resulting in inventory turns of 80 and 74 times for 2001 and 2000, respectively.

      Distribution Center. The majority of our United States distribution operations are conducted at our 178,000-square foot shipping facility in Indianapolis, Indiana. Activities performed in this distribution center include receipt and shipping of inventory, configuration of computer systems, and returned product processing. Orders are transmitted electronically from account executives to the distribution center upon credit approval, where a packing slip is printed automatically for order fulfillment. All inventory items are bar coded and placed in designated bin locations that are marked with both readable and bar coded identifiers. Product movement is computer directed and radio frequency scanned for verification. Radio frequency technology also is used to perform daily inventory cycle counts to ensure inventory accuracy. We also use our SuperScan process to ensure accurate order fulfillment. We also have distribution facilities in Arizona, Canada and the United Kingdom.

OUTSOURCING

      We seek to leverage our core competencies in direct marketing by providing outsourced direct marketing services to third parties through Direct Alliance. We believe that our unique combination of services, technology and direct channel expertise allows us to provide our clients with the following:

            -       profitable sales growth;

            -       cost-effectiveness;

            -       speed to market;

            -       improved customer satisfaction; and

            -       system capabilities for international operations.

      Our customized programs encompass a full range of services from customer acquisition to returns management and generally can be grouped into the following five key components of the direct marketplace:

            -       supply chain management and logistics;

            -       financial services;

            -       sales channels;

            -       direct marketing; and

            -       analytics.

      We currently provide outsourced direct marketing services to certain brand name computer product manufacturers. Presently, our outsourcing arrangements are service fee based whereby we derive net sales based primarily upon a cost plus arrangement and a percentage of the sales price from products sold. Revenues from service fee based programs and direct costs related to the generation of those revenues are included in our net sales and cost of goods sold, respectively. Also, as an accommodation to select service fee based program clients, we also purchase and immediately resell products to our clients for ultimate client resell to their customers. These pass through product sales are completed at little or no gross margin and are included in net sales and costs of goods sold. Prior to October 1, 2000, under certain outsourcing arrangements, Direct

Alliance took title to inventories of products and assumed credit risk associated with sales to the end user. Revenues and the related costs from the sales of such products are included in our net sales and cost of goods sold, respectively. Starting October 1, 2000, all of Direct Alliance's programs are service fee based programs. The rate of our net sales growth in the future may be affected by the mix of type of outsourcing arrangements that are in place from time to time. Additionally, some of the programs may be seasonal in nature, because the manufacturers' target customers can have cyclical buying patterns. Although we are presently focused on computer-related products, we intend to evaluate opportunities to leverage our sales, marketing, and distribution capabilities in areas involving non-computer products.

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

      We believe that new entrants into the direct marketing channel must overcome a number of significant barriers to entry including:

            - the time and resources required to build a customer base of sufficient size and a well-trained account executive sales base,

            - the significant investment required to develop an information and operating infrastructure,

            - the advantages enjoyed by established larger competitors with purchasing and operating efficiencies,

            - the reluctance of manufacturers and distributors to allocate product and cooperative advertising funds and establish electronic transactional relationships with additional participants and

            - the difficulty of identifying and recruiting management personnel.

      Certain of our competitors have longer operating histories and greater financial, technical, marketing, and other resources than us. In addition, some of these competitors offer a wider range of products and services than we do and may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many current and potential competitors also have greater name recognition and more extensive promotional activities, offer more attractive terms to customers and adopt more aggressive pricing policies than us.

SALES OR USE TAX

     We presently collect sales tax in states in which we have a physical presence. These states include Arizona, Indiana and Tennessee. Although not required, we also collect sales tax in California as an accommodation to our customers. Various states have sought to impose on direct marketers the burden of collecting state sales or use taxes on the sales of products shipped to that state's residents. The United States Supreme Court has affirmed its position that, under the Commerce Clause of the United States Constitution, a state cannot constitutionally impose sales or use tax collection obligations on an out-of-state mail order company whose only contacts with the state are the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier from a point outside of the state. If the Supreme Court changes its position or if legislation is passed to overturn the Supreme Court's decision, the imposition of a sales or use tax collection obligation on us for states to which we ship products would result in additional administrative expenses and could result in price increases to the customer or otherwise have a material adverse effect on our business. From time to time, legislation to overturn this decision of the Supreme Court has been introduced, although to date, no such legislation has been passed. Additionally, there is the possibility of a tax being imposed on Internet sales, although today none has been enacted. We also collect a goods and services tax in Canada and a value added tax in the United Kingdom.

PATENTS, TRADEMARKS AND LICENSES

      We do not maintain a traditional research and development group, but work closely with computer product manufacturers and other technology developers to stay abreast of the latest developments in computer technology. Where necessary, we have obtained licenses for certain technology. We conduct our direct marketing business under the trademark and service mark "Insight" and its related logo. We conduct our outsourcing business under the trademark "Direct Alliance" and its related logo. We believe our trademarks and service marks have significant value and are an important factor in the marketing of our products, and we intend to protect them.

PERSONNEL AND TRAINING

      As of December 31, 2001, we employed 3,564 persons; 1,464 were in management, support services and administration, 1,915 were account executives and 185 were in warehouse/distribution. Our employees are not represented by any labor union, and we have not experienced any work stoppages. We believe our employee relations are good.

      We have invested in our employees' future and our future through an ongoing program of internal and external training. The training programs include a new hire orientation program, a sales training program, general industry and computer education as well as ongoing employee and management development programs. Insight's Sales Training Program is dedicated to ensuring quality sales and customer services. The Sales Training Program encompasses a six-week extensive product, system and procedural training program. Ongoing sales skill classes target the positions of sales management, account executives and sales support by providing new skills for the entire sales process. Management development is a focus and provides each manager with development opportunities through classes relevant to his/her needs.

REGULATORY AND LEGAL MATTERS

      We are subject to regulations promulgated by the Federal Trade Commission and various regulatory authorities in Arizona and other states where our customers purchase products. We believe we are in compliance with such regulations and have implemented programs and systems to assure our ongoing compliance.

ITEM 2.  PROPERTIES

      We conduct sales, distribution and administrative activities in owned and leased facilities. We have renewal rights in most of our property leases. We anticipate that we will be able to extend these leases on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms. We believe our facilities are in good condition and are suitable to our needs. Information about sales, administration and distribution facilities in use as of December 31, 2001 is summarized in the following table:

OPERATING                                             SQUARE    PRIMARY                                OWN OR
UNIT                LOCATION                          FOOTAGE   ACTIVITIES                             LEASE
----                --------                          -------   ----------                             -----
Headquarters        Tempe, Arizona, USA                21,000   Executive Offices                      Own

Insight             Tempe, Arizona, USA               103,000   Sales, Administration                  Own
Insight             Tempe, Arizona, USA                47,000   Administration                         Lease
Insight             Indianapolis, Indiana, USA        108,000   Distribution                           Lease
Insight             Montreal, Quebec, Canada          100,000   Sales, Administration, Distribution    Own
Insight             Montreal, Quebec, Canada           46,000   Sales, Administration, Distribution    Lease
Insight             Winnipeg, Manitoba, Canada         28,000   Sales                                  Lease
Insight             Mississauga, Ontario, Canada       26,000   Sales, Distribution                    Lease
Insight             Sheffield, England                 50,000   Sales, Administration, Distribution    Own
Insight             Sheffield, England                 20,000   Administration                         Lease
Insight             Greater Manchester, England        13,000   Sales, Administration                  Lease
Insight             Alberton, Brent, England           48,000   Administration                         Lease
Insight             Southall, England                  78,000   Administration, Distribution           Lease

Direct Alliance     Tempe, Arizona, USA               130,000   Sales, Administration, Distribution    Own
Direct Alliance     Tempe, Arizona, USA                56,000   Sales, Administration                  Own


      We also have several leased facilities that are no longer in use due to the integration of the acquisitions in Canada and the United Kingdom during the fourth quarter of 2001. These properties are not included in the table above.

ITEM 3. LEGAL PROCEEDINGS

      The Company is a party to various legal proceedings arising in the ordinary course of business. While it is not feasible to predict the ultimate disposition of these matters, in the opinion of management their outcome will not have a material adverse effect on the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of our security holders during our fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      MARKET INFORMATION

      Our Common Stock is traded on the Nasdaq National Market under the symbol "NSIT." The following table shows, for the calendar quarters indicated, the high and low closing price per share for our Common Stock as reported on the Nasdaq National Market.

                                                          COMMON STOCK
                                                  ---------------------------
                                                  HIGH PRICE        LOW PRICE
                                                  ----------        ---------
     Year 2001
       First Quarter..........................     $29.563           $16.188
       Second Quarter.........................      26.700            18.930
       Third Quarter..........................      22.300            14.140
       Fourth Quarter.........................      25.340            14.000
     Year 2000
       First Quarter..........................      27.167            15.167
       Second Quarter.........................      42.417            19.875
       Third Quarter..........................      43.417            23.542
       Fourth Quarter.........................      33.250            13.000

      As of February 28, 2002 there were 42,274,819 shares outstanding of the Common Stock of the Company held by approximately 271 stockholders of record. There are approximately 7,800 beneficial holders of our Common Stock.

      Dividends. We have never paid a cash dividend on our Common Stock, and our credit facility prohibits the payment of cash dividends without the lender's consent. The Board of Directors anticipates that all of our earnings will be retained for use in its business and does not intend to pay any cash dividends in the foreseeable future.

      All share amounts, share prices and net earnings per share in this Annual Report on Form 10-K have been retroactively adjusted to reflect 3-for-2 stock splits affected in the form of stock dividends on September 18, 2000, February 18, 1999 and September 8, 1998.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

      The following selected consolidated financial and operating data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto, and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The selected consolidated financial data presented below under the captions "Consolidated Statements of Earnings Data" and " Consolidated Balance Sheet Data" as of and for each of the years in the five-year period ended December 31, 2001 are derived from the consolidated financial statements of the Company, which consolidated financial statements have been audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of December 31, 2001 and 2000, and for each of the years in the three-year period ended December 31, 2001 and the independent auditors' report thereon, are included as part of this document.

                                                                            YEARS ENDED DECEMBER 31,
                                                     ---------------------------------------------------------------------
                                                        2001          2000            1999           1998         1997
                                                     -----------   -----------     -----------   -----------   -----------
                                                       (in thousands, except per share data and selected operating data)
CONSOLIDATED STATEMENTS OF EARNINGS DATA:
Net sales........................................    $ 2,082,339   $ 2,041,086     $ 1,518,369   $ 1,002,784   $   627,735
Cost of goods sold...............................      1,840,167     1,801,127       1,337,370       881,910       548,612
                                                     -----------   -----------     -----------   -----------   -----------
Gross profit.....................................        242,172       239,959         180,999       120,874        79,123
Operating expenses:
Selling and administrative expenses..............        167,627       146,062         120,265        86,571        56,895
Expenses related to closure of German operation..         10,566             -               -             -             -
Acquisition integration expenses.................          7,194             -               -             -             -
Aborted IPO costs................................          1,354             -               -             -             -
Aborted acquisition costs (insurance proceeds)...              -        (1,850)          2,302             -             -
Restricted stock charge..........................              -         1,127               -             -             -
Amortization of goodwill.........................          1,910         1,642           1,211           418             -
                                                     -----------   -----------     -----------   -----------   -----------
Earnings from operations.........................         53,521        92,978          57,221        33,885        22,228
Non-operating expense (income), net..............            770          (798)            446           713            73
                                                     -----------   -----------     -----------   -----------   -----------
Earnings before income taxes.....................         52,751        93,776          56,775        33,172        22,155
Income tax expense...............................         18,864        37,104          23,188        12,722         8,937
                                                     -----------   -----------     -----------   -----------   -----------
Net earnings.....................................    $    33,887   $    56,672     $    33,587   $    20,450   $    13,218
                                                     ===========   ===========     ===========   ===========   ===========
Net earnings per share (1).......................
    Basic........................................    $      0.82   $      1.40     $      0.87   $      0.56   $      0.38
                                                     ===========   ===========     ===========   ===========   ===========
    Diluted......................................    $      0.80   $      1.35     $      0.83   $      0.54   $      0.37
                                                     ===========   ===========     ===========   ===========   ===========
Shares used in per share calculations (1)
    Basic........................................         41,460        40,461          38,681        36,352        34,417
                                                     ===========   ===========     ===========   ===========   ===========
    Diluted......................................         42,388        41,948          40,407        37,991        36,142
                                                     ===========   ===========     ===========   ===========   ===========
SELECTED OPERATING DATA:
Insight account executives (end of period).......          1,518         1,807           1,273           954           610
Inventory turnover (2)...........................             80x           74x             57x           26x           17x

                                                                            YEARS ENDED DECEMBER 31,
                                                     ---------------------------------------------------------------------
                                                        2001          2000            1999           1998         1997
                                                     -----------   -----------     -----------   -----------   -----------
                                                                                (in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Working capital..................................    $   159,742   $   177,671     $   141,527   $   101,875     $ 114,663
Total assets.....................................        598,412       493,900         375,382       251,398       162,383
Short-term debt..................................          3,009         1,017             898           347             -
Long-term debt and line of credit, excluding
current portion..................................         54,752        33,223          14,832         8,268        32,750
Stockholders' equity.............................        320,054       264,996         208,764       151,108       102,380

----------
(1) All share amounts, share prices and earnings per share in this Annual Report on Form 10-K have been retroactively adjusted to reflect 3-for-2 stock splits affected in the form of stock dividends on September 18, 2000, February 18, 1999 and September 8, 1998.

(2) Inventory turnover is calculated by dividing cost of goods sold for the year by the average of the beginning and ending inventories for the year and inventories at quarter ends within that year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.

      Certain statements contained in this Item and elsewhere in this report may be "forward-looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995. These forward-looking statements may include projections of matters that may affect sales, gross profit, operating expenses or net earnings; projections of capital expenditures; projections of growth; hiring plans; plans for future operations; financing needs or plans; plans relating to our products; and assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking information. Some of the important factors that could cause our actual results to differ materially from those projected in forward-looking statements made by the Company include, but are not limited to, the following: general economic and computer industry conditions, competition, reliance on outsourcing arrangements, past and future acquisitions, international operations, reliance on information systems, reliance on suppliers, changes in supplier reimbursement programs, management of growth, changing methods of distribution, rapid change in product standards, inventory obsolescence, dependence on key personnel and sales or use tax collection. The section in this Item entitled "Factors That May Affect Future Results and Financial Condition" discusses these important factors in greater detail. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

OVERVIEW

      We commenced operations in 1988 as a direct marketer of hard disk drives and other mass storage products. Since then, we have expanded our product line to include name brand computers and a full line of computer hardware and software products. Net sales include direct marketing sales to businesses, educational institutions, government organizations, consumers and computer resellers, as well as from outsourcing and other services. Initially, we focused our marketing effort primarily on advertising in computer magazines and the use of inbound toll-free telemarketing. We later shifted our marketing strategy to the use of outbound account executives, complemented by the use of electronic commerce and marketing, focused primarily on the small- to medium-sized business market.

      In 1997, we expanded internationally by initiating operations in Canada. During 1998, we entered the United Kingdom market and the German market, both through acquisitions. During the fourth quarter of 2001, we further expanded our reach into Canada and the United Kingdom through acquisitions and closed down our small German operation in order to focus our European efforts exclusively on the United Kingdom.

      In 1992, we began providing direct marketing services to third-party original equipment manufacturers to leverage our infrastructure and increase our net earnings. Presently, our outsourcing arrangements are service fee based whereby we derive net sales based primarily upon a cost plus arrangement and a percentage of the sales price from products sold. Revenues from service fee based programs and direct costs related to the generation of those revenues are included in our net sales and cost of goods sold, respectively. Also, as an accommodation to select service fee based program clients, we also purchase and immediately resell products to our clients for ultimate client resale to their customers. These pass through product sales are completed at little or no gross margin and are included in net sales and costs of goods sold. Prior to October 1, 2000, under certain outsourcing arrangements, Direct Alliance took title to inventories of products and assumed the credit risk associated with sales to the end user. Revenues and the related costs from the sales of such products are included in our net sales and cost of goods sold, respectively. Starting October 1, 2000, all of Direct Alliance's programs are service fee based programs. Some of the programs may be seasonal in nature, as the manufacturers' target customers can have cyclical buying patterns.

      Generally, pricing in the computer and related products industry is very aggressive and average selling prices are declining. Therefore, to increase sales we seek to expand our customer base, increase our penetration of existing customers, expand into new markets, expand our product and service offering and expand our outsourcing clients. The level of sales is also affected by the product mix, the number of lines per order and the mix of type of outsourcing arrangements. We expect pricing pressures to continue, and we may be required to reduce our prices to remain competitive. The increased acceptance of electronic commerce might place additional pricing pressure on us. Such pricing pressures could have a material adverse effect on our financial condition and results of operations.

CRITICAL ACCOUNTING POLICIES

      Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

      Sales Recognition

      Our sales recognition policy is significant because sales are a key component of our results of operations. We follow very specific and detailed guidelines in measuring sales, following principles of sales recognition described in Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101), issued by the staff of the Securities and Exchange Commission (the "SEC") in December 1999 and adopted by us effective January 1, 2000. The majority of Insight's sales are product sales recognized upon shipment to the customer with provisions for estimated product returns expected to occur under Insight's return policy. Should customers return a greater amount of product than originally estimated, additional reductions to sales may be required. Insight sells certain third-party service contracts and software assurance or subscription products. These sales do not meet the criteria for gross sales recognition as defined in SAB 101. As we enter into contracts with third-party service providers or vendors, we must evaluate whether the subsequent sales of such services should be recorded as gross sales or net sales in accordance with the sales recognition criteria outlined in SAB 101. Under gross sales recognition, the entire selling price is recorded in sales and our cost to the third-party service provider or vendor is recorded in costs of goods sold. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to sales resulting in net sales equal to the gross profit on the transaction and no costs of goods sold.

      Goodwill

     Goodwill represents the excess of purchase price over the fair value of the net assets acquired. Certain estimates and judgments are necessary to determine fair market value of assets and liabilities acquired. Until December 31, 2001 goodwill arising from acquisitions is amortized on a straight-line basis over the expected periods to be benefited and its value reviewed for impairment whenever facts or circumstances indicate that the carrying amounts may not be recoverable, based on an evaluation of the estimated future undiscounted cash flows associated with the underlying business operation compared to the carrying amount of the goodwill to determine if a write-down is required. If such an assessment indicates that the undiscounted future cash flows will not be recovered, the carrying amount is reduced to the estimated fair value. As of January 1, 2002 we will adopt Statement of Financial Accounting Standards #142, "Goodwill and Other Intangible Assets", which provides that goodwill and intangible assets with indefinite lives not be amortized, but tested at least annually for impairment. Any impairment loss incurred is recorded as a charge to current period earnings. Certain provisions of SFAS #142 were adopted as required for goodwill arising from business combinations consummated after June 30, 2001. We are currently evaluating the provisions of the new accounting standard and we do not expect to record any impairment upon adoption.

      Allowances for Doubtful Accounts

      The Company maintains allowances for doubtful accounts for estimated losses on customer and vendor receivables based on historical write-offs, evaluation of the aging of the receivables and the current economic environment. Should actual collections of customer and vendor receivables differ from our estimates, adjustments to the allowance for doubtful account may be necessary.

      Inventory Provisions

Provisions are made currently for obsolete, slow moving and non-salable inventory based on the difference between the carrying amount of the inventory and market value based on estimated future demand and market conditions. If actual future demand or market conditions or market conditions are less favorable than those projected by us, additional inventory write-downs may be required.

      RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain financial data as a percentage of net sales:

                                                              YEARS ENDED DECEMBER 31,
                                                          -------------------------------
                                                          2001         2000         1999
                                                          -----        -----        -----
    Net sales........................................     100.0%       100.0%       100.0%
    Costs of goods sold..............................      88.4         88.2         88.1
                                                          -----        -----        -----
    Gross profit.....................................      11.6         11.8         11.9
    Operating expenses:
    Selling and administrative expenses..............       8.0          7.2          7.9
    Expenses related to closure of German operation..       0.5            -            -
    Acquisition integration expenses.................       0.3            -            -
    Aborted IPO costs................................       0.1            -            -
    Aborted acquisition costs (insurance proceeds)...         -         (0.1)         0.2
    Restricted stock charge..........................         -            -            -
    Amortization of goodwill.........................       0.1          0.1          0.1
                                                          -----        -----        -----
    Earnings from operations.........................       2.6          4.6          3.7
    Non-operating expense, net.......................      (0.1)         0.0          0.0
                                                          -----        -----        -----
    Earnings before income taxes.....................       2.5          4.6          3.7
    Income tax expense...............................       0.9          1.8          1.5
                                                          -----        -----        -----
    Net earnings.....................................       1.6%         2.8%         2.2%
                                                          =====        =====        =====

2001 COMPARED TO 2000

      Net Sales. Net sales increased $41.3 million, or 2%, to $2.08 billion in 2001 from $2.04 billion in 2000. Insight represented 95% of net sales in 2001 and 2000. Direct Alliance represented the remaining 5% of net sales in 2001 and 2000.

      Net sales derived from Insight, the direct marketing business, increased $49.7 million, or 2.6%, to $1.98 billion in 2001 from $1.93 billion in 2000. This was attributable to net sales of $87.9 million from acquisitions completed in the fourth quarter of 2001. The impact of the acquisitions was partially offset by a decline in overall IT spending in the United States resulting from a continued sluggish economy, an increase in the proportion of sales of certain software products that are recorded as net sales and an increased focus on maximizing gross margin by declining to make unprofitable sales. Additionally, we saw declines in the exchange rates for the United Kingdom and Germany and a decrease in sales in Germany due to the conversion from consumer customers to small- to medium-sized business customers and ultimately the closure of our German operation in the fourth quarter of 2001. Insight's average order size decreased to $1,175 in 2001 from $1,282 in 2000 due primarily to the decrease in computers as a percentage of sales from 37% in 2000 to 30% in 2001. North American sales represented 89% and 93% of Insight's sales in 2001 and 2000, respectively, with the remaining sales generated in Europe. Sales to businesses, including government and education, increased to 98% of net sales in 2001, up from 96% in 2000. Insight had 1,518 account executives at December 31, 2001 with 1,199 in North America and 319 in Europe, a decrease from 1,807, 1,632 and 175, respectively, at December 31, 2000. Insight reduced its number of account executives from 1,807 at December 31, 2001 to 1,341 at December 31, 2001 in response to slowing sales growth rates. This decrease was partially offset approximately 180 account executives added in connection with the acquisitions in the fourth quarter of 2001.

      Net sales derived from Direct Alliance, the outsourcing business, decreased $8.4 million, or 7.6%, to $102.5 million in 2001 from $110.9 million in 2000. This decrease resulted from the expansion of service fee based programs offset by the shift in the mix of outsourcing arrangements from product based programs to service fee based programs. As a result of Direct Alliance's strategic emphasis on service fee based programs as opposed to product based programs, 100% of Direct Alliance's net sales were from service fee based programs (including 15% from pass through product sales) in 2001 compared to 76% (including 12% from pass through product sales) in 2000.

      Gross Profit. Gross profit increased $2.2 million, or 0.9%, to $242.2 million in 2001 from $240.0 million in 2000. As a percentage of sales, gross margin decreased from 11.8% in 2000 to 11.6% in 2001. Insight's gross profit, as a percentage of net sales, decreased from 11.4% in 2000 to 11.1% in 2001. Direct Alliance's gross profit, as a percentage of net sales, increased from 17.9% in 2000 to 22.6% in 2001. The fluctuations in gross profit percentage primarily resulted from increased gross profit provided by Direct Alliance's service fee based programs and Insight's decreased product margin resulting from pricing strategies and pressures while other components of cost of goods sold, such as supplier reimbursements, freight and discounts, remained relatively constant as a percentage of net sales. Additionally, Insight experienced a sharp decline in gross profit as a percentage of net sales in the third quarter of 2001, which primarily resulted from Insight's decision to aggressively move product at the end of the third quarter to compensate for a sales reduction due to the tragic events of September 11, 2001. On average, we expect our future gross profit percentage to fluctuate, depending on factors such as industry-wide pricing pressures, supplier reimbursement programs, pricing/selling strategies and our product and outsourcing mix.

      Operating Expenses.

      Selling and Administrative Expenses. Selling and administrative expenses increased $21.5 million, or 14.7%, to $167.6 million in 2001 from $146.1 million in 2000, and increased as a percent of net sales to 8.0% in 2001 from 7.2% in 2000. This increase was attributable to increased expenses from acquired entities and costs associated with the addition of account executives throughout the year. These increases were offset partially by a cost reduction plan implemented in the middle of the fourth quarter 2001 which resulted in a reduction in net headcount of approximately 300 employees worldwide. Direct Alliance also experienced a decrease in operating expenses due to an increase in the allocation of overhead to service fee based programs which is included in cost of goods sold and the decreased inventory and accounts receivable exposure due to the transition from product based programs to service fee based programs. We increased our unassisted web sales to 12.2% of sales for 2001 from 11.4% of sales for 2000. Increases in the percentage of unassisted web sales reduces operating expenses as these sales are transacted without the assistance of an account executive. We also increased the percentage of shipments made using our electronic "direct ship" programs with our suppliers to 68% in 2001 from 64% in 2000. Direct shipments from suppliers to our customers reduces warehousing and distribution expenses but increases costs of goods sold for increased prices charged by the suppliers for this service.

     Acquisition Integration Expenses. In October 2001, Insight acquired the stock of Action plc ("Action"), a United Kingdom-based direct marketer of computers and computer related products, for approximately $38.9 million in cash. Additionally, in October 2001, Insight acquired the stock of Kortex Computer Centre Ltd. ("Kortex"), a Canadian-based direct marketer of computers and computer related products. Under the terms of the acquisition agreement, Insight acquired Kortex for approximately $3.5 million cash with additional consideration in the next three years contingent on sales and profitability.

      In connection with the acquisitions of Action and Kortex, Insight recorded charges relating to integration expenses totaling $7.2 million, of which $3.5 million represented non-cash write-offs of fixed assets, leasehold improvements and government grant receivables. The remaining cash charges primarily represent severance costs and lease termination expenses. The after-tax effect of these charges is $4.7 million, and the net cash flow effect is a negative $1.1 million.

      Expenses Related to Closure of German Operation. Effective November 15, 2001, Insight closed its German operation. The decision was based upon Insight's intention to focus its European efforts on the United Kingdom due to its recent acquisition of Action and the historical operating losses in its German operation. Insight recorded a charge of $10.6 million, including $10.2 million of non-cash charges due primarily to the write-off of goodwill of $7.2 million and the recognition of the cumulative foreign currency translation adjustment of $2.5 million. The remaining cash charges represent severance costs and lease commitments. The after-tax effect of this charge is $4.2 million, and the net cash flow effect is a positive $5.9 million. The positive cash flow effect of this non-recurring charge was due to the majority of the charge being non-cash and the tax basis write-off exceeding the book value.

      Aborted IPO Costs. In December 2000, we announced our intention to spin-off Direct Alliance in a tax-free distribution to our stockholders sometime in late 2001. Prior to the spin-off, it was our intent to complete an initial public offering of up to $50 million of Direct Alliance's Common Stock, as detailed in the registration statement filed with the Securities and Exchange Commission on December 22, 2000. We withdrew the planned initial public offering and spin-off of Direct Alliance Corporation on June 6, 2001, and recorded a $1.4 million charge for the costs of the aborted IPO. Currently, we have no plans to spin-off Direct Alliance.

      Aborted Acquisition Costs (Insurance Proceeds). On October 18, 1999, we announced that we had terminated a proposed merger with Action. As a result, the 1999 fourth quarter and year-end financial results reflect a $2.3 million, pre-tax charge for acquisition costs incurred by us. The 2000 year-end financial results include $1.9 million related to proceeds received from an insurance policy covering the costs incurred in the aborted acquisition.

      Restricted Stock Charge. We have issued shares of restricted common stock as incentives to certain officers and employees. The restricted common shares are valued at the date of grant, amortized over the three-year vesting period and some contain an acceleration clause which causes the shares to automatically vest if our common stock closes above a certain price of either $29 or $44 per share. On May 15, 2000, our common stock closed above $29 causing 114,396 restricted common shares to automatically vest. We have recorded a pre-tax charge of $1.1 million related to the early vesting of this restricted common stock. This charge represents the unamortized portion of the restricted stock in excess of the scheduled amortization. Scheduled amortization is included in selling and administrative expenses. At December 31, 2001, there were 137,069 shares of restricted common stock outstanding, which represents $2.6 million of unamortized deferred compensation. Of these shares, 16,952 will automatically vest if our common stock closes above $44 per share. The remaining 120,117 shares have no such acceleration clause.

      Amortization of Goodwill. Amortization of goodwill increased from $1.6 million in 2000 to $1.9 million in 2001 due to a full year of amortization in 2001 of the final PlusNet acquisition contingent payment made in the second quarter of 2000.

      Non-Operating Expense (Income), Net. Non-operating expense (income), net, which consists primarily of interest expense and interest income, decreased to $770,000 of expense in 2001 from $798,000 of income in 2000. Interest expense of $2.2 million and $1.3 million in 2001 and 2000, respectively, primarily relates to borrowings associated with our credit facilities, financing of facility acquisitions and the financing of inventory purchases under our line of credit. Interest expense has increased due to financing of acquisitions and interest-bearing debt assumed with the acquisitions, offset partially by a decline in interest rates during 2001. Interest income of $1.8 million and $2.5 million in 2001 and 2000, respectively, is generated by us through short-term investments, some of which are investment grade tax-advantaged bonds. The decrease in interest income is due to the decrease in our average short-term investments throughout the year and the decline in interest rates earned on short-term investments.

      Income Tax Expense. Our effective tax rate was 35.8% and 39.6% for the years 2001 and 2000, respectively. The decrease in the effective tax rate is due primarily to the recognition of a tax benefit in the fourth quarter of 2001 in connection with the closure of Insight's German operation. The recognition of that benefit is offset in part by not being able to recognize certain tax benefits from losses at foreign subsidiaries and the non-deductibility of goodwill in foreign subsidiaries.

2000 COMPARED TO 1999

      Net Sales. Net sales increased $522.7 million, or 34.4%, to $2.04 billion in 2000 from $1.52 billion in 1999. Insight represented 95% and 93% of net sales in 2000 and 1999, respectively. Direct Alliance represented the remaining 5% and 7% of net sales in 2000 and 1999, respectively.

      Net sales derived from Insight, the direct marketing business, increased $515.6 million, or 36.5%, to $1.9 billion in 2000 from $1.4 billion in 1999. The increase in net sales resulted primarily from deeper account penetration, increased market share, an expanded customer base (both domestic and international), expanded product offerings and Internet enhancements that increased unassisted transactions to 11.4% of sales for 2000, from 9.1% of sales for 1999. Insight's average order size increased to $1,282 in 2000 from $952 in 1999. North America sales represented 93% and 89% of Insight's sales in 2000 and 1999, respectively, with the remaining sales generated in Europe. Sales to businesses, including government and education, increased to 96% of net sales in 2000, up from 89% in 1999. Insight had 1,807 account executives at December 31, 2000 with 1,632 in North America and 175 in Europe, an increase from 1,273, 1,102 and 171, respectively, at December 31, 1999.

      Net sales derived from Direct Alliance, the outsourcing business, increased $7.1 million, or 6.8%, to $110.9 million in 2000 from $103.8 million in 1999. This increase resulted from expansion of service fee based programs offset by the shift in the mix of outsourcing arrangements from product based programs to service fee based programs. As a result of Direct Alliance's strategic emphasis on service fee based programs as opposed to product based programs, 76% of Direct Alliance's net sales were from service fee based programs (12% via pass through product sales) in 2000 compared to 44% (6% via pass through product sales) in 1999.

     Gross Profit. Gross profit increased $59.0 million, or 32.6%, to $240.0 million in 2000 from $181.0 million in 1999. As a percentage of sales, gross margin decreased from 11.9% in 1999 to 11.8% in 2000. Insight's gross profit, as a percentage of net sales, decreased from 11.6% in 1999 to 11.4% in 2000. Direct Alliance's gross profit, as a percentage of net sales, increased from 16.2% in 1999 to 17.9% in 2000. The fluctuations in gross profit percentage primarily resulted from increased gross profit provided by Direct Alliance's service fee based programs and Insight's decreased product margin resulting from pricing strategies and pressures while other components of cost of goods sold, such as supplier reimbursements, freight and discounts, remained relatively constant as a percentage of net sales.

      Operating Expenses.

      Selling and Administrative Expenses. Selling and administrative expenses increased $25.8 million, or 21.5%, to $146.1 million in 2000 from $120.3 million in 1999, but decreased as a percent of net sales to 7.2% in 2000 from 7.9% in 1999. This decline was attributable to increased economies of scale and the utilization of emerging technologies. We increased our unassisted web sales to 11.4% of sales for 2000 from 9.1% of sales for 1999. Increases in the percentage of unassisted web sales reduces operating expenses as these sales are transacted without the assistance of an account executive. We also increased the percentage of shipments made using our electronic "direct ship" programs with our suppliers to 64% in 2000 from 53% in 1999. Direct shipments from suppliers to our customers reduces warehousing and distribution expenses but increases costs of goods sold for increased prices charged by the suppliers for this service. These enhancements were partially offset by additional costs associated with an increase in the number of account executives, the infrastructure necessary to build up our international operations and additional investments in our outsourcing operations.

      Aborted Acquisition Costs (Insurance Proceeds). On October 18, 1999, we announced that we had terminated a proposed merger with Action. As a result, the 1999 fourth quarter and year-end financial results reflect a $2.3 million, pre-tax, charge for acquisition costs incurred by us. The 2000 year-end financial results include $1.9 million related to proceeds received from an insurance policy covering the costs incurred in the aborted acquisition.

      Restricted Stock Charge. We have issued shares of restricted common stock as incentives to certain officers and employees. The restricted common shares are valued at the date of grant, amortized over the three-year vesting period and some contain an acceleration clause which causes the shares to automatically vest if our common stock closed above a certain price of either $29 or $44 per share. On May 15, 2000, our common stock closed above $29 causing 114,396 restricted common shares to automatically vest. We have recorded a pre-tax charge of $1.1 million related to the early vesting of this restricted common stock. This charge represents the unamortized portion of the restricted stock in excess of the scheduled amortization. Scheduled amortization is included in selling and administrative expenses. At December 31, 2000, there were 143,138 shares of restricted common stock outstanding, which represents $2.9 million of unamortized deferred compensation. Of these shares, 60,468 will automatically vest if our common stock closes above $44 per share. The remaining 82,670 shares have no such acceleration clause.

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

      Non-Operating Expense (Income), Net. Non-operating expense (income), net, which consists primarily of interest expense and interest income, increased to $798,000 of income in 2000 from $446,000 of expense in 1999. Interest expense of $1.3 million and $1.0 million in 2000 and 1999, respectively, primarily relates to borrowings associated with the financing of facility acquisitions and the financing of inventory purchases under our line of credit. Interest income of $2.5 million and $1.3 million in 2000 and 1999, respectively, is generated by us through short-term investments, some of which are investment grade tax-advantaged bonds. Interest income increased because of our increasingly strong cash position.

      Income Tax Expense. Our effective tax rate was 39.6% and 40.8% for the years 2000 and 1999, respectively. The decrease in the effective tax rate is due primarily to greater utilization in 2000 of foreign net operating loss carry-forwards.

SELECTED QUARTERLY FINANCIAL INFORMATION

      The following table sets forth selected unaudited consolidated quarterly financial information for our two most recent years:

                                                                             QUARTERS ENDED
                                                                (in thousands, except per share data)
                                       ---------------------------------------------------------------------------------------------
                                        DEC. 31,    SEPT. 30,    JUNE 30,   MAR. 31,   DEC. 31,   SEPT. 30,   JUNE 30,     MAR. 31,
                                          2001        2001        2001        2001       2000        2000       2000        2000
                                        ---------   ---------   ---------   --------  ---------   ---------   ---------   ---------
Net sales ............................  $ 529,860   $ 490,150   $ 504,826   $557,503  $ 545,348   $ 540,261   $ 488,174   $ 467,303

Costs of goods sold ..................    465,039     435,416     446,487    493,225    482,471     476,548     430,201     411,907
                                        ---------   ---------   ---------   --------  ---------   ---------   ---------   ---------
Gross profit .........................     64,821      54,734      58,339     64,278     62,877      63,713      57,973      55,396
Operating expenses:
Selling and administrative ...........     48,526      40,552      38,515     40,034     39,461      37,438      34,429      34,734
Acquisition integration expenses .....      7,194          --          --         --         --          --          --          --
Expenses related to closure of
German operations ....................     10,566          --          --         --         --          --          --          --
Aborted IPO costs ....................         --          --       1,354         --         --          --          --          --
Aborted acquisition costs (insurance
proceeds) ............................         --          --          --         --     (1,100)       (750)         --          --
Restricted stock charge ..............         --          --          --         --         --          --       1,127          --
Amortization of goodwill .............        452         485         481        492        484         493         325         340
                                        ---------   ---------   ---------   --------  ---------   ---------   ---------   ---------
(Loss) earnings from operations ......     (1,917)     13,697      17,989     23,752     24,032      26,532      22,092      20,322
Non-operating expense (income), net ..        821         (33)        (60)        42        117        (277)       (517)       (121)
                                        ---------   ---------   ---------   --------  ---------   ---------   ---------   ---------
(Loss) earnings before income taxes ..     (2,738)     13,730      18,049     23,710     23,915      26,809      22,609      20,443
Income tax (benefit) expense .........     (2,993)      5,452       6,981      9,424      9,478      10,637       8,872       8,117
                                        ---------   ---------   ---------   --------  ---------   ---------   ---------   ---------
Net earnings .........................  $     255   $   8,278   $  11,068   $ 14,286  $  14,437   $  16,172   $  13,737   $  12,326
                                        =========   =========   =========   ========  =========   =========   =========   =========
Earnings per share:
     Basic ...........................  $    0.01   $    0.20   $    0.27   $   0.35  $    0.35   $    0.39   $    0.34   $    0.31
                                        =========   =========   =========   ========  =========   =========   =========   =========
     Diluted .........................  $    0.01   $    0.20   $    0.26   $   0.34  $    0.35   $    0.38   $    0.33   $    0.30
                                        =========   =========   =========   ========  =========   =========   =========   =========

LIQUIDITY AND CAPITAL RESOURCES

      Our primary capital needs are to fund the working capital requirements and capital expenditures necessitated by our sales growth and to provide capital for potential acquisitions. Capital expenditures for 2001 and 2000 were $31.3 million and $41.4 million, respectively. Capital expenditures for 2001 primarily relate to the acquisition of additional Insight facilities in Sheffield, England, office furniture and equipment for facilities purchased during 2000 and new software applications. Capital expenditures for 2000 primarily related to the acquisition of an additional Direct Alliance facility in Tempe, Arizona, an additional Insight facility in Montreal, Canada, computer hardware and new software applications. Additionally, $42.3 million was used in 2001 to fund the acquisitions of Action and Kortex.

      Our net cash provided by operating activities was $35.0 million for 2001 as compared to $1.5 million for 2000. The positive cash flow in the current year was primarily generated by $33.9 million in net earnings and a $74.0 million decrease in accounts receivable. These funds were used to fund a $98.7 million decrease in accounts payable and a $12.3 million increase in inventories.

      We have a $100 million credit facility with a finance company. The facility provides for cash advances outstanding at any one time up to a maximum of $100 million, subject to limitations based upon our eligible accounts receivable and inventories. As of December 31, 2001, we had a long-term outstanding balance of $11.0 million, and $69.0 million was available under the line of credit. The credit facility can be used for the purchase of inventory from certain suppliers with that portion being classified on the balance sheet as accounts payable. At December 31, 2001, $20.0 million of the facility was used to facilitate the purchases of inventory. The credit facility expires in February 2003 and cash advances bear interest at LIBOR for the United States dollar plus .80%. The facility is secured by substantially all of the Company's assets. The credit facility contains various covenants including the requirement that the Company maintain a specified amount of tangible net worth as well as restrictions on the payment of cash dividends. We were in compliance with these covenants, as amended, on December 31, 2001.

      Additionally, in the United Kingdom, we have a $36.4 million credit facility and an overdraft facility of $2.2 million with a bank. The credit facility provides for cash advances subject to limitations based upon our eligible accounts receivable. The facilities expire March 31, 2003 and bear interest at LIBOR for the Great Britain pound plus 1.60% for the credit facility and LIBOR for the Great Britain pound plus 1.75% for the overdraft facility. As of December 31, 2001, we had no outstanding balance under the overdraft facility, a long-term outstanding balance of $27.5 million under the credit facility and $3.9 million was available under the facilities. The facility is secured by substantially all of Action's assets.

      Our future capital requirements include financing the growth of working capital items such as accounts receivable and inventories; improvements, equipment, furniture and fixtures for the United Kingdom facility purchased in 2001; the purchase of software enhancements; equipment and furniture and fixtures to accomplish future growth and capital needs for potential acquisitions. We anticipate that cash flow from operations together with the funds available under our credit facility will be adequate to support our presently anticipated cash and working capital requirements for operations in 2002. We may need additional debt or equity financing to continue funding our internal growth beyond 2002. In addition, as part of our growth strategy, we intend to consider appropriate acquisition opportunities from time to time, which may require additional debt or equity financing. We do not have any commitments for additional financing, and we can not assure you that we will be able to obtain such financing to fund internal growth or acquisitions. Our ability to obtain additional financing in the future depends to a large degree on our ability to maintain sufficient cash flows.

INFLATION

      We do not believe that inflation has a material effect on our operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 2001, the FASB issued SFAS No. 141, Business Combinations, (SFAS No. 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No.
142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption.

      We adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 is effective and will be adopted on January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full, are not amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized and tested for impairment prior to the full adoption of SFAS No. 142.

      Upon adoption of SFAS No. 142, we are required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. We will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

      In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Statement requires us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. We will then have up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and we must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, we must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of income.

      As of the December 31, 2001, we had unamortized goodwill in the amount of approximately $108.7 million and unamortized identifiable intangible assets in the amount of $0, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $1.9 million and $1.6 million for the year ended December 31, 2001 and 2000, respectively. We completed two business combinations in October 2001, resulting in goodwill of $83.6 million which, in accordance with Statement 142, has not been amortized. The adoption of this new accounting pronouncement is not expected to have a material impact on our consolidated financial statements.

      In August, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We are required to adopt SFAS No. 144 on January 1, 2002. The adoption of this new accounting pronouncement is not expected to have a material impact on our consolidated financial statements.

ACCOUNTING STANDARDS NOT YET ADOPTED BY THE COMPANY

      None.

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

      General Economic and Computer Industry Conditions. Our results of operations are influenced by a variety of factors, including general economic conditions, the condition of the computer and related products industry, shifts in demand for or availability of computer and related products and industry announcements of new products, upgrades or methods of distribution. The computer industry in general has felt the effects of the slowdown in the United States economy and we specifically have seen a decrease in demand for the products we sell. Sales can be dependent on specific product categories, and any change in demand for or supply of such products could have a material adverse effect on our sales if we fail to react in a timely manner to such changes. Our operating results are also highly dependent upon our level of gross profit as a percentage of net sales which fluctuates due to numerous factors including opportunities to increase market share, the availability of opportunistic purchases, changes in prices from suppliers, reductions in the amount of supplier reimbursements that are made available, general competitive conditions and the relative mix of products sold during the period. In addition, our expense levels, including the costs and salaries in connection with the hiring of account executives, are based, in part, on anticipated sales. Therefore, we may not be able to reduce spending in a timely manner to compensate for any unexpected sales shortfall. As a result, comparisons of our quarterly financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

      Competition. The computer and related products industry is highly competitive. Competition is based primarily on product availability, price, speed of delivery, credit availability, ability to tailor specific solutions to customer needs and quality and breadth of product lines. We compete with a large number and wide variety of marketers and resellers of computers and related products, including traditional computer and related products retailers, computer superstores, Internet-only computer providers, consumer electronics and office supply superstores, mass merchandisers and national direct marketers (including value-added resellers and specialty retailers, aggregators, distributors, franchisers, manufacturers and national computer retailers, some of which have commenced their own direct marketing operations). Certain of our competitors have longer operating histories and greater financial, technical, marketing and other resources than we do. In addition, many of these competitors offer a wider range of products and services than we do and may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many current and potential competitors also have greater name recognition, engage in more extensive promotional activities and adopt more aggressive pricing policies than we do. There can be no assurance that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not have a material adverse effect on our business, results of operations and financial condition.

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

      Reliance on Outsourcing Arrangements. We perform direct marketing outsourcing services for certain manufacturers in the computer industry pursuant to various arrangements. These parties may cancel such arrangements on relatively short notice or fail to renew them upon expiration. There is no assurance that we will be able to replace any manufacturers that terminate or fail to renew their relationships with us. Additionally, we seek to expand our offerings outside of the computer industry. The failure to maintain current arrangements or the inability to enter into new ones within or outside the computer industry could have a material adverse effect on our business, results of operations and financial condition.

      Risks Associated with Past and Future Acquisitions; International Operations. We may acquire additional businesses to expand or complement our operations. The magnitude, timing and nature of any future acquisitions will depend on a number of factors, including suitable acquisition candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. There is no assurance that we will identify acquisition candidates that would result in successful combinations or that any such acquisitions will be consummated on acceptable terms. Any future acquisitions may result in potentially dilutive issuance of equity securities, the incurrence of additional debt and amortization of expenses related to identifiable intangible assets, all of which could adversely affect our profitability. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of operations of the acquired company, the diversion of management's attention from other business concerns, risks of entering markets in which we have had no or only limited direct experience and the potential loss of key employees of the acquired company, all of which in turn could have a material adverse effect on our business, results of operations and financial condition.

      In addition, we initiated an operation in Canada in 1997 and completed acquisitions in Europe in 1998 as part of our effort to penetrate international markets. In the fourth quarter of 2001, we completed additional acquisitions in Canada and the United Kingdom. Also in the fourth quarter of 2001, we closed down our German operation which was acquired in 1998 in order to focus resources exclusively on the United Kingdom. In implementing our international strategy, we face barriers to entry and the risk of competition from local and other companies that already have established global businesses as well as the risks generally associated with conducting business internationally, including exposure to currency fluctuations, limitations on foreign investment and the additional expense and risks inherent in operating in geographically and culturally diverse locations. While we believe we will effectively integrate the recent acquisitions with our own operations, we may be unable to smoothly integrate the acquired companies' sales, administration, distribution and information systems resulting in our inability to realize anticipated cost savings and/or sales growth. Because we may continue to develop our international business through acquisitions, we may also be subject to risks associated with such acquisitions, including those relating to the marriage of different corporate cultures and shared decision-making. There can be no assurance that we will succeed in increasing our international business, if at all, in a profitable manner.

      Reliance on Information Systems. We believe that our success to date has been, and future results of operations will be, dependent in large part upon our ability to provide prompt and efficient service to customers. In addition, our success is largely dependent on the accuracy, quality and utilization of the information generated by our information systems, which affect our ability to manage our sales, distribution, inventory and accounting systems. Additionally, our success is dependent on our ability to successfully integrate our information system with that of acquired entities. We began in 1998 a major information system upgrade to replace our core business function software applications to accommodate our expanding business needs which will continue in 2002 and beyond. Although we have redundant systems, with full data backup, a substantial interruption in the information system or in our telephone communication systems would have a material adverse effect on our business, results of operations and financial condition.

      Reliance on Suppliers; Changes in Supplier Reimbursement Programs. We acquire products for resale both directly from manufacturers and indirectly through distributors. Purchases from Tech Data Corporation and Ingram Micro, Inc., both distributors of computers and related products, accounted for approximately 32% and 27%, respectively, of aggregate purchases for 2001. No other supplier accounted for more than 10% of purchases in 2001. However, the top five suppliers as a group (Tech Data Corporation; Ingram Micro, Inc. (a distributor); Hewlett-Packard Company (a manufacturer); Synnex Information Technologies, Inc. (a distributor) and Compaq Computer Corporation (a manufacturer)) accounted for approximately 71% of our total product purchases during 2001. The loss of Tech Data Corporation or any other supplier could cause a short-term disruption in the availability of products. Additionally, there is no assurance that as manufacturers continue to sell directly to end users, they will not limit or curtail the availability of their product to companies such as Insight. Certain of the products offered from time to time by us are subject to manufacturer allocation, which limits the number of units of such products available to resellers like us. Our inability to obtain a sufficient quantity of products, in particular, high demand products such as desktops and notebooks, or an allocation of products from a manufacturer in a way which favors one of our competitors relative to us could cause us to be unable to fill customers' orders in a timely manner, or at all, which could have a material adverse effect on our business, results of operations and financial condition. Certain suppliers provide us with substantial incentives in the form of payment discounts, supplier reimbursements, price protections and rebates. Supplier funds are used to offset, among other things, cost of goods sold, marketing costs and other operating expenses. We compete with other market competitors for these funds. No assurance can be given that we will continue to receive such incentives or that we will be able to collect outstanding amounts relating to these incentives in a timely manner or at all. A reduction in, the discontinuance of, a significant delay in receiving or the inability to collect such incentives could have a material adverse effect on our business, results of operations and financial condition. Additionally, it was recently announced that preliminary approval has been received from the respective stockholders for the merger of Compaq Computer Corporation and Hewlett-Packard Company. The final results of the shareholder votes are still pending. Both companies are significant suppliers to Insight and Hewlett-Packard Company is a client of Direct Alliance. Although we do not know specifically how this merger will affect our relationships with these companies, we can not assure you that any changes will not have a material adverse effect on our business, results of operations and financial condition.

      Management of Growth. Since our inception, we have experienced substantial changes in and expansion of our business and operations. Our past expansion has placed, and any future expansion would place, significant demands on our administrative, operational, financial and other resources. Our operating expenses and staffing levels have increased and are expected to increase in the future. In particular, we have hired a significant number of additional personnel, including senior sales managers, account executives and other persons with experience in both the computer and direct marketing industries, and there can be no assurance that such persons will perform to our expectations. Competition for such personnel is intense, and there can be no assurance that we will be able to continue to attract, assimilate and retain qualified persons in the future. In addition, we expect that any future expansion will continue to challenge our ability to hire, train, motivate and manage our employees. We also expect over time to expend considerable resources to expand/convert our information system and to implement a variety of new systems and procedures. If our sales do not increase in proportion to our operating expenses, our information systems do not expand to meet increasing demands, or we fail to attract, assimilate and retain qualified personnel or otherwise fail to manage our expansion effectively, there would be a material adverse effect on our business, results of operations and financial condition. There can be no assurance that we will achieve our growth strategy.

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

      State Sales or Use Tax Collection. We presently collect sales tax in states in which we have a physical presence. These states include Arizona, Indiana and Tennessee. Although not required, we also collect sales tax in California as an accommodation to our customers. Various states have sought to impose on direct marketers the burden of collecting state sales or use taxes on the sales of products shipped to that state's residents. The United States Supreme Court has affirmed its position that, under the Commerce Clause of the United States Constitution, a state cannot constitutionally impose sales or use tax collection obligations on an out-of-state mail order company whose only contacts with the state are the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier from a point outside of the state. If the Supreme Court changes its position or if legislation is passed to overturn the Supreme Court's decision, the imposition of a sales or use tax collection obligation on us in states to which we ship products would result in additional administrative expenses and could result in price increases to the customer or could otherwise have a material adverse effect on our business. From time to time, legislation to overturn this decision of the Supreme Court has been introduced, although to date no such legislation has been passed. Additionally, there is the possibility of a tax being imposed on sales transacted via the Internet although today none has been enacted. We also collect a goods and services tax in Canada, and a value-added tax in the United Kingdom.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We have interest rate exposure arising from our line of credit, which has a variable interest rate. This variable interest rate is impacted by changes in short-term interest rates. We manage interest rate exposure through our conservative debt ratio target and our mix of fixed and variable rate debt. At December 31, 2001, the fair value of our long-term debt approximated its carrying value.

      We also have foreign currency translation exposure arising from the purchase and operation of foreign entities. We monitor our foreign currency exposure and may from time to time enter into hedging transactions to manage this exposure. There were no significant hedging transactions during 2001 or hedging instruments outstanding at December 31, 2001.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this Item is included in this Report beginning at page 27.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no disagreements with accountants on accounting and financial disclosure matters during the periods reported herein.

PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information included under the captions "Information Concerning Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 29, 2002 (the "Proxy Statement") is incorporated herein by reference. We anticipate filing our Proxy Statement within 120 days after December 31, 2000. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not being filed as a part hereof.


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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information under the caption "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.


PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedules.

      The consolidated financial statements of Insight Enterprises, Inc. and subsidiaries and the Independent Auditors' Report are filed herein beginning on page 27 as set forth under Item 8 of this report.

      Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ended December 31, 2001.

(c) Exhibits. (unless otherwise noted, exhibits are filed herewith)

EXHIBIT NO.                         DESCRIPTION
  3.1           --  Composite Certificate of Incorporation of Registrant

  3.2  (11)     --  Bylaws of the Registrant

  4.1  (1)      --  Specimen Common Stock Certificate

 10.1  (1)(2)   --  Form of Indemnification Agreement

 10.2  (1)(3)   --  1994 Stock Option Plan of the Registrant

 10.3  (1)(3)   --  Predecessor Stock Option Plan

 10.4  (3)(4)   --  1995 Employee Stock Purchase Plan of the Registrant

 10.5  (3)(5)   --  Amendment to 1994 Stock Option Plan of the Registrant

 10.6  (3)(6)   --  1998 Long-Term Incentive Plan

 10.7  (3)(7)   --  Form of Restricted Stock Agreement

 10.8  (3)(8)   --  Employment Agreement between Insight Enterprises, Inc. and
                    Eric J. Crown dated as of March 31, 1998.

 10.9  (3)(8)   --  Employment Agreement between Insight Enterprises, Inc. and
                    Timothy A. Crown dated as of March 31, 1998.

 10.10 (3)(8)   --  Employment Agreement between Insight Enterprises, Inc. and
                    Stanley Laybourne dated as of March 31, 1998.

 10.11 (3)(9)   --  1998 Employee Restricted Stock Plan

 10.12 (3)(9)   --  1998 Officer Restricted Stock Plan

 10.13 (10)     --  Stockholder Rights Agreement

 10.14 (3)(11)  --  1999 Broad Based Employee Stock Option Plan

 10.15 (3)(12)  --  Employment Agreement between Insight Direct Worldwide, Inc.
                    and Michael A. Gumbert dated as of January 1, 2000.

 10.16 (3)(12)  --  Employment Agreement between Direct Alliance Corporation and
                    Branson ("Tony") M. Smith dated as of July 1, 1999.

 10.17 (3)(12)  --  Direct Alliance Corporation 2000 Long-Term Incentive Plan

 10.18 (3)(12)  --  PlusNet Technologies Ltd. 2000 Long-Term Incentive Plan

 10.19 (3)(12)  --  Insight ASP Ltd.  2000 Long-Term Incentive Plan

 10.24 (3)      --  Amendment to Employment Agreement between Insight
                    Enterprises, Inc. and Michael A. Gumbert dated as of
                    January 1, 2000.

 10.25 (3)      --  Notice of Termination to Michael A. Gumbert dated
                    December 18, 2001

 10.26 (3)      --  Letter Agreement between Insight Enterprises, Inc. and
                    Michael A. Gumbert dated December 20, 2001

 21             --  Subsidiaries of the Registrant

 23.1           --  Consent of KPMG LLP

--------------------------

(1) Incorporated by reference from our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995.

(2) The Company has entered into a separate indemnification agreement with each of its current directors and executive officers that differ only in party names and dates. Pursuant to the instructions accompanying Item 601 of Regulation S-K, the Registrant is filing the form of such indemnification agreement.

(3)   Management contract or compensatory plan or arrangement.

(4) Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

(5) Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

(6) Incorporated by reference to our Notice of 1997 Annual Meeting of Stockholders.

(7) Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended September 30, 1998.

(8) Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended March 31, 1998.

(9)   Incorporated by reference to our Form S-8 filed on December 17, 1998.

(10) Incorporated by reference to our current report on Form 8-K filed on March 17, 1999.

(11) Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999.

(12) Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2000.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tempe, State of Arizona, on this 29th day of March, 2002.

                                              INSIGHT ENTERPRISES, INC.

                                              By  /s/ Timothy A. Crown
                                                 ------------------------------
                                              Timothy A. Crown
                                              Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     SIGNATURE                        TITLE                           DATE
 /s/ Timothy A. Crown      Director, Chief Executive Officer      March 29, 2002
------------------------   (Principal Executive Officer)
Timothy A. Crown


 /s/ Eric J. Crown         Chairman of the Board, Vice President  March 29, 2002
------------------------
Eric J. Crown


 /s/ Stanley Laybourne     Chief Financial Officer,               March 29, 2002
------------------------   Secretary, Treasurer and
Stanley Laybourne          Director (Principal Financial and
                           Accounting Officer)


 /s/ Larry A. Gunning      Director                               March 29, 2002
------------------------
Larry A. Gunning


 /s/ Robertson C. Jones    Director                               March 29, 2002
------------------------
Robertson C. Jones


 /s/ Michael M. Fisher     Director                               March 29, 2002
------------------------
Michael M. Fisher

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE

Independent Auditors' Report................................................ 28
Consolidated Balance Sheets - December 31, 2001 and 2000.................... 29
Consolidated Statements of Earnings - For each of the years in the three-year period ended December 31, 2001................................. 30
Consolidated Statements of Stockholders' Equity and Comprehensive Income
  - For each of the years in the three-year period ended December 31, 2001.. 30 Consolidated Statements of Cash Flows - For each of the years in the three-year period ended December 31, 2001................................. 31
Notes to Consolidated Financial Statements.................................. 32

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Insight Enterprises, Inc.
Tempe, Arizona


      We have audited the accompanying consolidated balance sheets of Insight Enterprises, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insight Enterprises, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the consolidated financial statements, effective July 1, 2001, Insight Enterprises, Inc. adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and certain provisions of SFAS 142, "Goodwill and Other Intangible Assets", as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.


                                                KPMG LLP

Phoenix, Arizona
January 31, 2002

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                            DECEMBER 31,
                                                                                                       ----------------------
                                                                                                         2001         2000
                                                                                                       ---------    ---------
                                     ASSETS
Current assets:
        Cash and cash equivalents ..................................................................   $  31,868    $  24,917
        Accounts receivable, net of allowances for doubtful accounts of
             $11,554 and $11,813, respectively .....................................................     304,680      313,457
        Inventories, net ...........................................................................      33,754       25,975
        Prepaid expenses and other current assets ..................................................      13,046        9,003
                                                                                                       ---------    ---------
            Total current assets ...................................................................     383,348      373,352

Property and equipment, net ........................................................................     105,663       84,259
Goodwill, net of accumulated amortization of $3,890 and $3,170, respectively .......................     108,731       35,073
Other assets .......................................................................................         670        1,216
                                                                                                       ---------    ---------
                                                                                                       $ 598,412    $ 493,900
                                                                                                       =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Current portion of long-term debt ..........................................................   $   2,616    $     646
        Current portion of obligations under capital leases ........................................         393          371
        Accounts payable ...........................................................................     180,803      180,434
        Accrued expenses and other current liabilities .............................................      39,794       14,230
                                                                                                       ---------    ---------
            Total current liabilities ..............................................................     223,606      195,681

Long-term debt, less current portion ...............................................................      15,538       13,141
Obligations under capital leases, less current portion .............................................         690        1,082
Lines of credit ....................................................................................      38,524       19,000
                                                                                                       ---------    ---------
                                                                                                         278,358      228,904

Commitments and contingencies

Stockholders' equity:
        Preferred stock, $.01 par value, 3,000 shares authorized, no shares issued .................        --           --
        Common stock, $.01 par value, 100,000 shares authorized; 42,735 and 41,540 shares
        issued and outstanding in 2001 and 2000, respectively ......................................         427          415
        Additional paid-in capital .................................................................     170,982      150,333
        Retained earnings ..........................................................................     174,288      140,401
        Accumulated other comprehensive income - foreign currency translation adjustment ...........      (2,334)      (2,844)
        Treasury stock, 812 shares at cost .........................................................     (23,309)     (23,309)
                                                                                                       ---------    ---------
            Total stockholders' equity .............................................................     320,054      264,996
                                                                                                       ---------    ---------
                                                                                                       $ 598,412    $ 493,900
                                                                                                       =========    =========

          See accompanying notes to consolidated financial statements.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                               YEARS ENDED DECEMBER 31,
                                                                                   ----------------------------------------------
                                                                                        2001            2000             1999
                                                                                   -------------   -------------    -------------
Net sales ......................................................................   $   2,082,339   $   2,041,086    $   1,518,369
Costs of goods sold ............................................................       1,840,167       1,801,127        1,337,370
                                                                                   -------------   -------------    -------------
           Gross profit ........................................................         242,172         239,959          180,999
Operating expenses:
Selling and administrative expenses ............................................         167,627         146,062          120,265
Expenses related to closure of German operation ................................          10,566            --               --
Acquisition integration expenses ...............................................           7,194            --               --
Aborted IPO costs ..............................................................           1,354            --               --
Aborted acquisition costs (insurance proceeds) .................................            --            (1,850)           2,302
Restricted stock charge ........................................................            --             1,127             --
Amortization of goodwill .......................................................           1,910           1,642            1,211
                                                                                   -------------   -------------    -------------
           Earnings from operations ............................................          53,521          92,978           57,221
Non-operating expense (income), net ............................................             770            (798)             446
                                                                                   -------------   -------------    -------------
           Earnings before income taxes ........................................          52,751          93,776           56,775
Income tax expense .............................................................          18,864          37,104           23,188
                                                                                   -------------   -------------    -------------
           Net earnings ........................................................   $      33,887   $      56,672    $      33,587
                                                                                   =============   =============    =============
Earnings per share:
           Basic ...............................................................   $        0.82   $        1.40    $        0.87
                                                                                   =============   =============    =============
           Diluted .............................................................   $        0.80   $        1.35    $        0.83
                                                                                   =============   =============    =============
Shares used in per share calculation:
           Basic ...............................................................          41,460          40,461           38,681
                                                                                   =============   =============    =============
           Diluted .............................................................          42,388          41,948           40,407
                                                                                   =============   =============    =============

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                      ADDITIONAL                OTHER                     TOTAL
                                                             COMMON     PAID-IN   RETAINED  COMPREHENSIVE   TREASURY   STOCKHOLDERS'
                                                              STOCK     CAPITAL   EARNINGS     INCOME        STOCK        EQUITY
                                                            --------  ----------  --------  -------------   --------   -----------
Balances at December 31, 1998 ............................  $    381  $  100,796  $ 50,142  $        (211)  $   --     $   151,108
 Issuance of common stock under stock plans
     and employee stock purchase plan ....................        21      16,727      --             --         --          16,748
 Tax benefit recognized on stock exercised ...............      --         8,266      --             --         --           8,266
 Comprehensive income:
     Foreign currency translation adjustment, net of tax        --          --        --             (945)      --            (945)
     Net earnings ........................................      --          --      33,587           --         --          33,587
                                                                                                                       -----------
 Total comprehensive income ..............................                                                                  32,642
                                                            --------  ----------  --------  -------------   --------   -----------
Balances at December 31, 1999 ............................       402     125,789    83,729         (1,156)      --         208,764
 Issuance of common stock under stock plans
     and employee stock purchase plan ....................        13      16,404      --             --         --          16,417
 Tax benefit recognized on stock options exercised .......      --         8,140      --             --         --           8,140
 Repurchase of common stock ..............................      --          --        --             --      (34,469)      (34,469)

 Issuance of treasury stock in satisfaction of contingent
     acquisition payment .................................      --          --        --             --       11,160        11,160
 Comprehensive income:
     Foreign currency translation adjustment, net of tax        --          --        --           (1,688)      --          (1,688)
     Net earnings ........................................      --          --      56,672           --         --          56,672
                                                                                                                       -----------
 Total comprehensive income ..............................                                                                   54,984
                                                            --------  ----------  --------  -------------   --------   -----------
Balances at December 31, 2000 ............................       415     150,333   140,401         (2,844)   (23,309)      264,996

 Issuance of common stock under stock plans
     and employee stock purchase plan ....................        12      16,893      --             --         --          16,905
 Tax benefit recognized on stock options exercised .......      --         3,756      --             --         --           3,756
 Comprehensive income:
     Foreign currency translation adjustment, net of tax        --          --        --              510       --             510
     Net earnings ........................................      --          --      33,887           --         --          33,887
                                                                                                                       -----------
 Total comprehensive income ..............................                                                                  34,397
                                                            --------  ----------  --------  -------------   --------   -----------
Balances at December 31, 2001 ............................  $    427  $  170,982  $174,288  $      (2,334)  $(23,309)  $   320,054
                                                            ========  ==========  ========  =============   ========   ===========

          See accompanying notes to consolidated financial statements.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                             YEARS ENDED DECEMBER 31,
                                                                                       -----------------------------------
                                                                                          2001         2000         1999
                                                                                       ---------    ---------    ---------
Cash flows from operating activities:
    Net earnings ...................................................................   $  33,887    $  56,672    $  33,587
    Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization ...............................................      17,830       14,602        7,913
       Provision for obsolete, slow moving and non-salable inventories .............      10,656        6,160        3,067
       Closure of German operation .................................................      10,566         --           --
       Provision for losses on accounts receivable .................................      10,020        8,375        5,749
       Tax benefit from stock options exercised ....................................       3,756        8,140        8,266
       Deferred income taxes .......................................................       2,269       (3,561)       1,791

    Change in assets and liabilities, net of acquisitions:
       Decrease (increase) in accounts receivable ..................................      73,998     (122,237)     (67,522)
       (Increase) decrease in inventories ..........................................     (12,348)     (13,450)      12,214
       (Increase) decrease in prepaid expenses and other current assets ............      (3,052)       1,287       (1,448)
       Decrease (increase) in other assets .........................................       1,217         (319)         950
       (Decrease) increase in accounts payable .....................................     (98,663)      46,756       55,108
       (Decrease) increase in accrued expenses and other current liabilities .......      (4,530)        (878)       4,429
                                                                                       ---------    ---------    ---------
            Net cash provided by operating activities ..............................      45,606        1,547       64,104
                                                                                       ---------    ---------    ---------

Cash flows from investing activities:
       Purchases of property and equipment .........................................     (31,324)     (41,428)     (28,419)
       Purchase of Action plc, net of cash acquired ................................     (38,860)        --           --
       Purchase of Kortex Computer Centre ltd, net of cash acquired ................      (3,485)        --           --
       Purchase of additional interest in PlusNet Technologies, net of cash acquired        --         (1,809)        --
       Final contingent payment for LC Design Werbeagentur GmbH and
           Computerprofis Computersyteme and Burokommunikation .....................        --           --         (2,487)
       Purchase of Treasure Chest Computers, Inc., net of cash acquired ............        --           --         (1,225)
                                                                                       ---------    ---------    ---------
            Net cash used in investing activities ..................................     (73,669)     (43,237)     (32,131)
                                                                                       ---------    ---------    ---------

Cash flows from financing activities:
       Net borrowings on lines of credit ...........................................      19,271       19,000         --
       Net (repayment) borrowings of long-term debt ................................        (729)        (657)       5,827
       Net repayment of obligations under capital leases ...........................        (392)        (463)        (124)
       Issuance of common stock ....................................................      16,905       16,417       16,748
       Purchase of treasury stock ..................................................        --        (34,469)        --
                                                                                       ---------    ---------    ---------
            Net cash  provided by (used in) financing activities ...................      35,055         (172)      22,451
                                                                                       ---------    ---------    ---------

Foreign currency exchange impact on cash flow ......................................         (41)         104         (723)
                                                                                       ---------    ---------    ---------
Increase (decrease) in cash and cash equivalents ...................................       6,951      (41,758)      53,701
Cash and cash equivalents at beginning of year .....................................      24,917       66,675       12,974
                                                                                       ---------    ---------    ---------
Cash and cash equivalents at end of year ...........................................   $  31,868    $  24,917    $  66,675
                                                                                       =========    =========    =========

Supplemental disclosures of cash flow information:
       Cash paid during the year for interest ......................................   $   2,221    $   1,469    $   1,017
                                                                                       =========    =========    =========
       Cash paid during the year for income taxes ..................................   $  21,181    $  29,821    $  11,808
                                                                                       =========    =========    =========

Supplemental disclosure of non-cash financing and investing activity:
       Treasury stock issued in satisfaction of contingent acquisition payment .....   $    --      $  11,160    $    --
                                                                                       =========    =========    =========
       Property and equipment acquired through capital lease transactions ..........   $    --      $     511    $   1,418
                                                                                       =========    =========    =========

          See accompanying notes to consolidated financial statements.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

(1)  Operations and Summary of Significant Accounting Policies

Description of Business

      Insight Enterprises, Inc. (the "Company") is a holding company with the following operating units: Insight Direct Worldwide, Inc. ("Insight") and Direct Alliance Corporation ("Direct Alliance"). Insight is a global direct marketer of computers, hardware, and software with locations in the United States, Canada and the United Kingdom. Insight sells products via a staff of customer-dedicated account executives utilizing proactive outbound telephone-based sales, electronic commerce and electronic marketing and via the Internet. Direct Alliance provides outsourced marketing, sales and supply chain services to enable manufacturers to access the direct channel.

Principles of Consolidation and Presentation

      The consolidated financial statements include the accounts of Insight Enterprises, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      All share amounts, share prices and earnings per share have been retroactively adjusted to reflect 3-for-2 stock splits affected in the form of stock dividends on September 18, 2000, February 18, 1999 and September 8, 1998.

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

Inventories

      Inventories, principally purchased computers, hardware and software, are stated at the lower of weighted average cost (which approximates cost under the first-in first-out method) or market. Provisions are made currently for obsolete, slow moving and non-salable inventory resulting in a new cost basis for the inventory items adjusted.

Property and Equipment

      Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of the minimum lease payments. Major improvements and betterments are capitalized; maintenance, repairs and minor replacements are expensed as incurred. Depreciation is provided using the straight-line method over the economic lives of the assets ranging from three to twenty-nine years. Leasehold improvements are amortized over the shorter of the underlying lease term or asset life. The cost of computer software developed or obtained for internal use, including internal costs incurred for upgrades and enhancements that result in additional functionality, is capitalized and amortized over its estimated useful life of three to ten years.

Goodwill

      Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 20 years. The Company assesses the recoverability of goodwill by determining whether the amortization of goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2001, 2000 AND 1999


Sales Recognition

Insight.

      Insight's current shipping policies dictate that title passes and sales are recognized upon shipment. Provisions are made currently for estimated product returns expected to occur under Insight's return policy. Sales of services provided by third-party service providers, software assurance products and certain enterprise software licenses are generally recorded at the net of the sales price to the customer and the amount paid to the third party service provider or software vendor.

Direct Alliance.

      Presently, Direct Alliance's outsourcing arrangements are service fee based whereby it derives net sales based primarily upon a cost plus arrangement and a percentage of the sales price from products sold. Revenues from service fee based programs and direct costs related to the generation of those revenues are included in net sales and cost of goods sold, respectively. Also, as an accommodation to select service fee based program clients, Direct Alliance also purchases and immediately resells products to its clients for ultimate client resell to its customers. These pass through product sales are completed at little or no gross margin and are included in net sales and costs of goods sold. Prior to October 1, 2000, under certain outsourcing arrangements, Direct Alliance took title to inventories of products and assumed credit risk associated with sales to the end user. Revenues and the related costs from the sales of such products are included in net sales and cost of goods sold, respectively. Starting October 1, 2000, all of Direct Alliance's programs are service fee based programs.

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

Foreign Currency Translation

      The financial statements of the Company's foreign subsidiaries are translated into United States dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Assets and liabilities of the subsidiaries are translated into United States dollars at current exchange rates. Income and expense items are translated at the average exchange rate for each month within the year. The resulting translation adjustments are recorded directly as a separate component of stockholders' equity. All transaction gains or losses are recorded in the statement of earnings. Such gains or losses were not material in any of the years presented in the consolidated financial statements.

Earnings Per Share

      Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during each year. Diluted earnings per share includes the impact of stock options assumed to be exercised using the treasury stock method. The denominator for diluted earnings per share is greater than the denominator used in basic earnings per share by 927,799 shares in 2001, 1,487,107 shares in 2000 and 1,726,023 shares in 1999. The number of weighted average incremental shares related to stock options excluded from the diluted earnings per share calculation is 3,014,680 shares in 2001, 679,125 shares in 2000 and 26,277 in 1999. These shares have been excluded from the calculation as their effect is anti-dilutive. The numerator is the same for both basic and diluted earnings per share.

Stock-Based Compensation

      The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25" issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2001, 2000 AND 1999


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

Segment Reporting

      On January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosure about products and services, geographical areas, and major customers. The adoption of SFAS No. 131 does not affect results of operations or financial position. The Company operates in two segments; direct marketing (Insight) and outsourcing of direct marketing services (Direct Alliance). See Note 20.

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

Reclassifications

      Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform with the 2001 presentation.

Recently Issued Accounting Standards

      In June 2001, the FASB issued SFAS No. 141, Business Combinations, (SFAS No. 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No.
142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption.

      The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 is effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full, are not amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized and tested for impairment prior to the full adoption of SFAS No. 142.

      Upon adoption of SFAS No. 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company will be required to

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2001, 2000 AND 1999


reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

      In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company will then have up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of income.

      As of December 31, 2001, the Company has unamortized goodwill in the amount of approximately $108,731,000 and unamortized identifiable intangible assets in the amount of $0, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $1,910,000, $1,642,000 and $1,211,000 for the years ended December 31, 2001,
2000 and 1999, respectively. The Company completed two business combinations in October 2001, resulting in goodwill of $83,566,000, which, in accordance with SFAS No. 142 has not been amortized. The adoption of this new accounting pronouncement is not expected to have a material impact on the Company's consolidated financial statements.

      In August, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 on January 1, 2002. The adoption of this new accounting pronouncement is not expected to have a material impact on the Company's consolidated financial statements.

(2)  Fair Value of Financial Instruments

      SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. The following summary presents a description of the methodologies and assumptions used to determine such amounts.

     Fair value estimates are made at a point in time and are based on relevant market information and information about the financial instruments; they are subjective in nature and involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at any time the Company's entire holdings of a particular instrument. Changes in assumptions could significantly affect these estimates. Since the fair value is estimated as of December 31, 2001, the amounts that will actually be realized or paid in settlement of the instrument could be significantly different. The carrying amounts for cash and cash equivalents are assumed to be the fair value because of the liquidity of these instruments. The carrying amounts for accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value because of the short maturity of these instruments.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2001, 2000 AND 1999


(3)   Property and Equipment

      Property and equipment consist of the following:

                                                             DECEMBER 31,
                                                     --------------------------
                                                         2001          2000
                                                     -----------    -----------
                                                           (IN THOUSANDS)
   Land............................................  $     5,310    $     5,344
   Buildings.......................................       51,123         33,544
   Equipment.......................................       26,927         23,276
   Furniture and fixtures..........................       26,395         20,496
   Leasehold improvements..........................        6,664          5,217
   Software........................................       28,093         21,056
                                                     -----------    -----------
                                                         144,512        108,933
   Accumulated depreciation and amortization.......      (38,849)       (24,674)
                                                     ------------   -----------
   Property and equipment, net.....................  $   105,663    $    84,259
                                                     ===========    ===========

(4)   Lines of Credit

           The Company has a credit facility with a finance company. The facility provides for cash advances outstanding at any one time up to a maximum of $100,000,000 on the line of credit, subject to limitations based upon the Company's eligible accounts receivable and inventories. As of December 31, 2001, the Company had a long-term outstanding balance of $10,976,000 and $68,999,000 was available under the line of credit. The credit facility can be used to facilitate the purchases of inventories from certain suppliers, and that portion is classified on the balance sheet as accounts payable. As of December 31, 2001 and 2000, the balance of this portion of the credit facility was $20,025,000 and $40,958,000, respectively. Cash advances bear interest at the London Interbank Offered Rate ("LIBOR") for the United States dollar plus 0.80% (2.67% at December 31, 2001) payable monthly. The credit facility expires in February
2003 and is secured by substantially all of the Company's assets. The line of credit contains various covenants, including the requirement that the Company maintain a specified dollar amount of tangible net worth and restrictions on payment of cash dividends. The Company was in compliance with all such covenants, as amended, at December 31, 2001.

      Additionally, in the United Kingdom, the Company has a $36,400,000 credit facility and an overdraft facility of $2,200,000 with a bank. The credit facility provides for cash advances subject to limitations based on our eligible accounts receivable. The facilities expire March 31, 2003 and bear interest at LIBOR for the Great Britain pound plus 1.60% (5.6% at December 31, 2001) for the credit facility and LIBOR for the Great Britain pound plus 1.75% (5.75% at December 31, 2001) for the overdraft facility. As of December 31, 2001, the Company had no outstanding balance under the overdraft facility, a long-term outstanding balance of $27,548,000 under the credit facility and $3,900,000 was available under the facilities. The facility is secured by substantially all of the assets of Action plc ("Action").

(5)  Long-Term Debt

Long-term debt consists of the following:                                                   DECEMBER 31,
                                                                                          2001        2000
                                                                                        --------    --------
                                                                                           (IN THOUSANDS)
7.15% first mortgage note payable in monthly installments of $78,249, including interest, with final payment due in May 2013. The debt is secured by the land,
building and improvements to which it relates .......................................   $  7,313    $  7,713

8.02% first mortgage note payable in monthly installments of $44,013, including interest, with final payment due in December 2014. The debt is secured by the
land, building and improvements to which it relates .................................      4,256       4,435

8.02% first mortgage note payable in monthly installments of $16,266, including interest, with final payment due in December 2014. The debt is secured by the
land, building and improvements to which it relates .................................      1,573       1,639

Note payable with imputed interest at 5.75%, payable in semi-annual installments
of $1,091,000 due January 31, 2004 ..................................................      5,012        --

        Total long-term debt ........................................................     18,154      13,787
        Less current portion ........................................................     (2,616)       (646)
                                                                                        --------    --------
        Long-term debt, less current portion ........................................   $ 15,538    $ 13,141
                                                                                        ========    ========

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2001, 2000 AND 1999


      The aggregate annual maturities of long-term debt as of December 31, 2001 are as follows:

      YEARS ENDING DECEMBER 31,                  (IN THOUSANDS)
      -------------------------                  --------------
               2002.......................        $     2,616
               2003.......................              2,782
               2004.......................              1,867
               2005.......................                870
               2006.......................                938
             Thereafter...................              9,081
                                                  -----------
                                                  $    18,154
                                                  ===========

(6)   Leases

      The Company is obligated under a capital lease for furniture that expires in July 2004. At December 31, 2001, this furniture under lease is recorded in furniture and fixtures at a total cost of $1,928,000.

      The Company has several non-cancelable operating leases, primarily for office and distribution center space. Rental expense for operating leases was $4,115,000, $3,599,000, and $3,594,000 for the years ended December 31, 2001,
2000 and 1999, respectively.

      Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2001 are as follows:

                                            YEARS ENDING DECEMBER 31,                  CAPITAL LEASES    OPERATING LEASES
                                            -------------------------                  --------------    ----------------
                                                                                       (IN THOUSANDS)     (IN THOUSANDS)
                                                       2002.......................       $      447          $   4,030
                                                       2003.......................              447              2,738
                                                       2004.......................              283              1,779
                                                       2005.......................                -                836
                                                       2006.......................                -                599
                                                    Thereafter....................                -              2,099
                                                                                         ----------          ---------
      Total minimum lease payments................................................            1,177          $  12,081
                                                                                                             =========
      Less amount representing interest at 5.69%..................................               94
                                                                                         ----------
      Present value of net minimum capital lease payment..........................            1,083
      Less current portion of obligation under capital leases.....................              393
                                                                                         ----------
      Obligations under capital leases, less current portion......................       $      690
                                                                                         ==========

(7)  Income Taxes

     Income tax expense (benefit) consists of the following:

                                              YEARS ENDED DECEMBER 31,
                                      -----------------------------------------
                                          2001           2000           1999
                                      -----------     -----------   -----------
                                                   (IN THOUSANDS)
      Current:
           Federal.................   $    15,338     $    36,332   $    18,720
           State...................           678           3,664         2,043
           Foreign.................           578             706           964
                                      -----------     -----------   -----------
                                           16,594          40,702        21,727
                                      -----------     -----------   -----------

      Deferred:
           Federal.................         2,364          (3,364)        1,204
           State...................           208            (234)          257
           Foreign.................          (302)              -             -
                                      -----------     -----------   -----------
                                            2,270          (3,598)        1,461
                                      -----------     -----------   -----------
                                      $    18,864     $    37,104   $    23,188
                                      ===========     ===========   ===========

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2001, 2000 AND 1999


      The effective income tax rates for the years ended December 31, 2001, 2000 and 1999, were 35.8%, 39.6%, and 40.8%, respectively. The actual expense differs from the "expected" tax expense (computed by applying the United States federal corporate income tax rate of 35% in 2001, 2000 and 1999) as follows:

                                                                                                  YEARS ENDED DECEMBER 31,
                                                                                          -----------------------------------------
                                                                                              2001           2000           1999
                                                                                          -----------     -----------   -----------
                                                                                                       (IN THOUSANDS)
Computed "expected" tax expense........................................................   $    18,463     $    32,822   $    19,871
Increase in income taxes resulting from:
     State income taxes, net of federal income tax benefit.............................         1,415           3,001         1,495
     Foreign operating losses for which no tax benefit was recognized..................         4,826             982         1,031
     Tax benefit related to closure of German operation................................        (6,334)              -             -
     Non-deductible amortization.......................................................           478             627           424
     Tax exempt interest...............................................................          (206)           (299)            -
     Other net.........................................................................           222             (29)          367
                                                                                          -----------     -----------   -----------
     Provision for income taxes........................................................   $    18,864     $    37,104   $    23,188
                                                                                          ===========     ===========   ===========

      At December 31, 2001, United States income taxes have not been provided on the unremitted earnings of subsidiaries operating outside the United States. These earnings, which are considered to be invested indefinitely, would become subject to United States income tax if they were remitted as dividends, were lent to the Company, or if the Company were to sell its stock in the subsidiaries.

      Sources of deferred income taxes and their tax effects are as follows:

                                                                                                 YEARS ENDED DECEMBER 31,
                                                                                         ---------------------------------------
                                                                                            2001           2000          1999
                                                                                         ----------     ----------    ----------
                                                                                                      (IN THOUSANDS)
      Software development costs.......................................................  $    1,648     $      285    $    3,157
      Prepaid expenses.................................................................        (156)           186            24
      Allowances for doubtful accounts and returns.....................................       1,846         (1,159)         (920)
      Inventories allowances...........................................................      (1,209)          (137)         (142)
      Miscellaneous accruals...........................................................        (354)        (2,977)         (211)
      Accrued vacation and other payroll liabilities...................................         375           (212)          (51)
      Other, net.......................................................................         120            416          (396)
                                                                                         ----------     ----------    ----------
                                                                                         $    2,270     $   (3,598)   $    1,461
                                                                                         ==========     ==========    ==========

      The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:

                                                                                                       DECEMBER 31,
                                                                                                -------------------------
                                                                                                   2001           2000
                                                                                                ----------     ----------
                                                                                                     (IN THOUSANDS)
      Deferred tax assets:
           Allowance for doubtful accounts and returns.......................................   $    1,786     $    3,632
           Foreign tax loss carryforwards....................................................        5,808            982
           Accrued warranty costs............................................................           52            103
           Inventories allowances............................................................        1,759            550
           Miscellaneous accruals............................................................        5,615          5,261
           Accrued vacation and other payroll liabilities....................................          396            771
           Other.............................................................................          (49)            20
                                                                                                ----------     ----------
                Subtotal.....................................................................       15,367         11,319
           Valuation allowance...............................................................       (5,808)          (982)
                                                                                                ----------     ----------
                Total gross deferred tax assets..............................................        9,559         10,337
                                                                                                ----------     ----------

      Deferred tax liabilities:
           Software development costs........................................................       (5,090)        (3,442)
           Prepaid expenses..................................................................         (531)          (687)
                                                                                                ----------     ----------
                Total gross deferred tax liabilities.........................................       (5,621)        (4,129)
                                                                                                ----------     ----------
                Net deferred tax asset.......................................................   $    3,938     $    6,208
                                                                                                ==========     ==========

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2001, 2000 AND 1999


      Due to the Company's profitable operations, management believes that realization of the deferred tax assets, net of applicable valuation allowances, is more likely than not. The amount of the deferred tax assets considered realizable could be reduced or increased if estimates of future taxable income during the carryforward period are reduced or increased. Reversal of the Company's temporary differences is expected to occur in the near future due to their short-term nature. The net deferred tax asset at December 31, 2001 and 2000 is included in prepaid expenses and other current assets on the consolidated balance sheet.

(8)  Benefit Plans

     The Company has adopted a defined contribution benefit plan (the "Defined Contribution Plan") which complies with section 401(k) of the Internal Revenue Code. Employees who complete six months of service are eligible to participate in the Defined Contribution Plan. The Defined Contribution Plan allows for the Company to match up to 25% of the employees' contributions up to a maximum six percent of total compensation. Contribution expense was $654,000, $670,000 and $568,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

      In August 1995, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan"). Under the terms of the Purchase Plan, employees other than officers may purchase a total of up to 506,250 shares of Common Stock. The purchase price per share is 85% of the market value per share of Common Stock determined as of the beginning of the quarterly purchase period as specified in the Purchase Plan. As of December 31, 2001, 239,727 shares have been issued under the Purchase Plan.

(9)  Stock Plans

     The Company has various long-term incentive plans (the "Plans") including: stock option and restricted stock plans in the Company (the "Company Plans"), and stock option plans in the following subsidiaries: Direct Alliance, PlusNet Technologies, Limited and Insight ASP, Limited (collectively, the "Subsidiary Plans"). The purpose of the Plans is to benefit and advance the interests of the Company by rewarding officers, directors and employees for their contributions to the success of the Company and therefore motivating them to continue to make such contributions in the future. The Plans provide for fixed grants of both incentive stock options, nonqualified stock options and restricted stock grants. The stock options generally vest over a one to five year period from the date of grant and expire 5 to 10 years after the date of grant.

      The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-based Compensation". In accordance with the provisions of SFAS 123, the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for the Plans and accordingly, does not recognize compensation expense for any of its Plans because the Company typically does not issue options at exercise prices below the market value at date of grant. Had compensation cost for the Plans been determined consistent with SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                 YEARS ENDED DECEMBER 31,
                                           ------------------------------------
                                             2001          2000          1999
                                           --------      --------      --------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net earnings                 As reported   $ 33,887      $ 56,672      $ 33,587
                                           ========      ========      ========

                             Pro forma     $ 23,197      $ 46,156      $ 29,360
                                           ========      ========      ========

Basic earnings per share     As reported   $   0.82      $   1.40      $   0.87
                                           ========      ========      ========

                             Pro forma     $   0.56      $   1.14      $   0.76
                                           ========      ========      ========

Diluted earnings per share   As reported   $   0.80      $   1.35      $   0.83
                                           ========      ========      ========

                             Pro forma     $   0.55      $   1.10      $   0.73
                                           ========      ========      ========

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2001, 2000 AND 1999


Company Plans

      In November 1994, the Company established a 1994 Stock Option Plan (the "1994 Plan"). Options exercisable for a total of 4,303,125 shares of Common Stock are issuable under the 1994 Plan. The 1994 Plan provides for the grant to executive officers, other key employees, non-employee directors and consultants of either "incentive stock options", within the meaning of Section 422 of the Code, or nonqualified stock options. Under the 1994 Plan, only employees (including officers) of the Company are eligible to receive incentive stock options. The 1994 Plan is administered by the Board of Directors of the Company (or a committee of the Board) which determines the terms of options granted under the 1994 Plan, including the exercise price and the number of shares subject to the option. The 1994 Plan provides the Board of Directors with the discretion to determine when options granted thereunder shall become exercisable. Stock options available for grant under the 1994 Plan are included in the total shares of Common Stock available to grant for awards under the 1998 LTIP, 1994 Plan or 1999 Broad Based Plan discussed under the 1998 LTIP below.

      In October 1997, the stockholders approved the establishment of the 1998 Long-Term Incentive Plan (the "1998 LTIP") for officers, employees, directors and consultants or independent contractors. The 1998 LTIP authorizes grants of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted Common Stock and performance-based awards. Effective March 13, 2000, the stockholders approved an amendment to the 1998 LTIP increasing the number of shares eligible for awards to 6,000,000. In addition, the Board of Directors may reserve additional shares although the calculation of additional shares shall be limited to an amount of additional shares such that the number of shares of Common Stock remaining for grant under the 1998 LTIP and any of the Company's other option plans, plus the number of shares of Common Stock granted but not yet exercised under the 1998 LTIP and any of the Company's other option plans, shall not exceed 20% of the outstanding shares of Common Stock of the Company at the time of calculation of the additional shares. As of December 31, 2001, there were 53,323 total shares of Common Stock available to grant for awards under the 1998 LTIP, 1994 Plan and 1999 Broad Based Employee Stock Option Plan.

      In September 1998, the Company established the 1998 Employee Restricted Stock Plan (the "1998 Employee RSP") for the employees of the Company. The total number of restricted Common Stock shares initially available for grant under the 1998 Employee RSP is 562,500. As of December 31, 2001, 434,417 shares of restricted Common Stock shares were available for grant under the 1998 Employee RSP.

      In December 1998, the Company established the 1998 Officer Restricted Stock Plan (the "1998 Officer RSP") for the officers of the Company. The total number of restricted Common Stock shares initially available for grant under the 1998 Officer RSP is 56,250. As of December 31, 2001, 490 shares of restricted Common Stock were available for grant under the 1998 Officer RSP.

      In September 1999, the Company established the 1999 Broad Based Employee Stock Option Plan (the "1999 Broad Based Plan") for the employees of the Company. The total number of stock options initially available for grant under the 1999 Broad Based Plan is 1,500,000; provided, however, that no more than 20% of the shares of stock available under the 1999 Broad Based Plan may be awarded to the Officers. Stock options available for grant under the 1999 Broad Based Plan are included in the total shares of Common Stock available to grant for awards under the 1998 LTIP, 1994 Plan or 1999 Broad Based Plan discussed under the 1998 LTIP above.

      The 1994 Plan, 1998 LTIP, 1998 Employee RSP, 1998 Officer RSP and 1999 Broad Based Plan (the "Plans") are administered by the Compensation Committee of the Board of Directors. Except as provided below, the Compensation Committee has the exclusive authority to administer the Plans, including the power to determine eligibility, the types of awards to be granted, the price and the timing of awards. The Plans do, however, provide that the Company's CEO has the authority to grant awards to any individual (other than the three highest-ranking executives of the Company) and provides further that any grant to an individual who is subject to Section 16 of the Securities Exchange Act of 1934 may not be exercisable for at least six months from the date of grant.

      Generally, options granted expire in five to ten years, are exercisable during the optionee's lifetime only by the recipient and are non-transferable. Unexercised options generally terminate seven days after an individual ceases to be an employee of the Company.

      The Company has issued shares of restricted Common Stock as incentives to certain officers and employees. The shares of restricted Common Stock are valued at the date of grant, amortized over the three-year vesting period and some contain an acceleration clause which causes the shares to automatically vest if the Company's Common Stock closed above $44 per share. At December 31, 2001, there were 137,069 shares of restricted Common Stock outstanding, which represents $2,599,000 of unamortized deferred compensation. 16,952 of these restricted Common Stock shares will automatically vest if the Company's Common Stock closes above $44 per share. The remaining 120,117 have no such acceleration clause.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2001, 2000 AND 1999


      For purposes of the SFAS No. 123 pro forma net earnings and net earnings per share calculation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants under the Company Plans in 2001, 2000 and 1999:


                                                                                         YEARS ENDED DECEMBER 31,
                                                                          ------------------------------------------------------
                                                                            2001                   2000                  1999
                                                                          ---------              ---------             ---------
Dividend yield...................................................           0%                     0%                    0%
Expected volatility..............................................          50%                    50%                   50%
Risk-free interest rate..........................................         3.3%                   5.1%                  6.3%
Expected lives...................................................         2.1 years              2.4 years             2.4 years

      The following table summarizes the Company's stock option activity under the Company Plans:

                                            YEAR ENDED DECEMBER 31,        YEAR ENDED DECEMBER 31,         YEAR ENDED DECEMBER 31,
                                         -----------------------------  -----------------------------  -----------------------------
                                                     2001                           2000                           1999
                                         -----------------------------  -----------------------------  -----------------------------
                                         Number of    Weighted Average   Number of   Weighted Average   Number of   Weighted Average
                                           Shares      Exercise Price      Shares     Exercise Price     Shares      Exercise Price
                                         ----------   ----------------  ----------   ----------------  ----------   ----------------
Balance at the beginning of year......    6,833,596      $  17.81        4,615,212       $  14.03       4,648,608      $   8.92
Granted...............................    2,976,777         16.04        3,769,273          20.48       2,398,155         18.49
Exercised.............................   (1,069,095)        13.43       (1,210,541)         10.99      (1,903,298)         7.65
Forfeited ............................     (534,393)        20.87         (340,348)         18.59        (528,253)        12.37
                                         ----------                     ----------                     ----------
Balance at the end of year............    8,206,886         17.54        6,833,596          17.81       4,615,212         14.03
                                         ==========                     ==========                     ==========
Exercisable at the end of year........    2,887,481         17.56        1,573,719          13.44         822,965          9.08
                                         ==========                     ==========                     ==========
Weighted-average fair value of
 options granted during the year......   $     4.85                     $     6.90                     $     4.22
                                         ==========                     ==========                     ==========

      The following table summarizes the status of outstanding stock options under the Company Plans as of December 31, 2001:

                                        OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
                         ------------------------------------------------              -----------------------------------
                                               Weighted          Weighted
                          Number of             Average           Average               Number of             Weighted
     Range of              Options             Remaining         Exercise               Options               Average
 Exercise Prices         Outstanding       Contractual Life        Price               Exercisable          Exercise Price
-------------------------------------------------------------------------              -----------------------------------
$ 1.78 - 13.93             1,664,476             6.29 years     $   12.29               1,049,339            $    11.35
 13.94 - 16.18             2,287,142             6.92               14.88                  66,136                 14.76
 16.19 - 18.93             1,918,458             7.87               18.10                 666,075                 17.80
 19.00 - 23.00             1,767,581             7.85               21.91                 772,222                 21.59
 23.01 - 42.42               569,229             8.38               28.10                 333,709                 27.82
                           ---------                                                    ---------
                           8,206,886             7.32               17.54               2,887,481                 17.56
                           =========                                                    =========

Subsidiary Plans

      In May 2000, the Company established the Direct Alliance Corporation 2000 Long-Term Incentive Plan (Direct Alliance 2000 LTIP"), the PlusNet Technologies Limited 2000 Long-Term Incentive Plan ("PlusNet 2000 LTIP") and the Insight ASP Limited 2000 Long-Term Incentive Plan ("Insight ASP 2000 LTIP"). The total number of stock options initially available for grant under these plans is:
Direct Alliance 2000 LTIP - 4,500,000, PlusNet 2000 LTIP - 7,500,000 and Insight ASP 2000 LTIP - 7,500,000. As of December 31, 2001, the number of stock options available for grant under these plans is: Direct Alliance 2000 LTIP - 1,260,000, PlusNet 2000 LTIP - 3,430,000 and Insight ASP 2000 LTIP - 3,102,000.

      Subsidiary Plans, which are currently administered by the respective subsidiary's Board of Directors, include provisions for granting of incentive awards in the form of stock options to the subsidiary's employees and directors as well as to officers and employees of its parent and corporate affiliates.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2001, 2000 AND 1999


      The right to purchase shares under the stock option agreements with the subsidiary's employees and directors vest 100% on the fifth anniversary of the date of grant. The vesting and exercisability of the options accelerate in the event of an initial public offering or change of control of the subsidiary or the Company.

      The right to purchase shares under the stock option agreements with officers or employees of its parent or corporate affiliates are 100% vested on the date of grant, however, are not exercisable until the fifth anniversary of the date of grant. The exercisability of these options accelerate in the event of an initial public offering or change of control of the subsidiary or the Company.

      Generally, options granted expire in five to ten years, unless an earlier time is set in the grant agreement, are exercisable during the optionee's lifetime only by the recipient and are non-transferable. Unexercised options generally terminate seven days after an individual ceases to be an employee of the Company. Options granted under the Subsidiary Plans to date must be exercised within six years from the date of grant.

      For purposes of the SFAS No. 123 pro forma net earnings and net earnings per share calculation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for 2000 grants under the Subsidiary Plans:

                                             PLUSNET TECHNOLOGIES,  INSIGHT ASP,
                            DIRECT ALLIANCE         LIMITED           LIMITED
                            ---------------  --------------------   -----------
Dividend yield............         0%                  0%                0%
Expected volatility.......         0%                  0%                0%
Risk-free interest rate...       5.13%               5.08%            5.08%
Expected lives............     2.8 years           5.5 years        5.5 years

There were no stock options granted in any of the Subsidiary Plans during 2001.

The following table summarizes the Company's stock option activity under the Subsidiary Plans:

                                                                              PLUSNET TECHNOLOGIES,            INSIGHT ASP,
                                                  DIRECT ALLIANCE                    LIMITED                     LIMITED
                                               -----------------------      ------------------------      -----------------------
                                                             Weighted                      Weighted                      Weighted
                                                              Average                       Average                       Average
                                               Number of     Exercise        Number of     Exercise       Number of      Exercise
                                                Shares        Price           Shares         Price          Shares         Price
                                              ----------    ----------      ----------    ----------      ----------    ---------
Balance at the beginning of year .......            --      $     --              --      $     --              --      $     --
Granted ................................       3,410,000          1.42       5,200,000          0.30       5,500,000          0.04
Exercised ..............................            --            --              --            --              --            --
Forfeited ..............................            --            --              --            --              --            --
                                              ----------                    ----------                    ----------
Balance at 12/31/00 ....................       3,410,000          1.42       5,200,000          0.30       5,500,000          0.04
                                              ==========                    ==========                    ==========
Granted ................................            --            --              --            --              --            --
Exercised ..............................            --            --              --            --              --            --
Forfeited ..............................        (170,000)         1.42      (1,130,000)         0.30      (1,102,000)         0.04
                                              ----------                    ----------                    ----------
Balance at 12/31/01 ....................       3,240,000          1.42       4,070,000          0.30       4,398,000          0.04
                                              ==========                    ==========                    ==========

PlusNet Technologies, Limited and Insight ASP, Limited are subsidiaries of the Company in the United Kingdom and as such, exercise prices are designated in British pounds. The exercise prices represented in the table above for these plans is based on the exchange rate for British Pounds at December 31, 2001.

At December 31, 2001, no options granted under the Subsidiary Plans were exercisable.

(10)  Stockholder Rights Agreement

     On December 14, 1998, each stockholder of record received one Preferred Share Purchase Right ("Right") on each outstanding share of Common Stock owned. Each Right entitles stockholders to buy .00148 of a share of Series A Preferred Stock of the Company at an exercise price of $88.88. The Rights will be exercisable if a person or group acquires 15%

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2001, 2000 AND 1999


or more of the Common Stock of the Company or announces a tender offer for 15% or more of the Common Stock. Should this occur, the Right will entitle its holder to purchase, at the Right's exercise price, a number of shares of Common Stock having a market value at the time of twice the Right's exercise price. Rights held by the 15% holder will become void and will not be exercisable to purchase shares at the bargain purchase price. If the Company is acquired in a merger or other business combination transaction after a person acquires 15% or more of the Company's Common Stock, each Right will entitle its holder to purchase at the Right's then current exercise price a number of the acquiring company's common shares having a market value at the time of twice the Right's exercise price.

(11)  Non-Operating Expense (Income), Net

      Non-operating expense (income), net consists primarily of interest expense and interest income. Interest expense of $2,169,000 and $1,321,000 in 2001 and 2000, respectively, primarily relates to borrowings associated with our credit facilities, financing of facility acquisitions and the financing of inventory purchases under our line of credit. Interest income of $1,836,000 and $2,503,000 in 2001 and 2000, respectively, is generated by us through short-term investments, some of which are investment grade tax-advantaged bonds.

(12)  Expenses Related to Closure of German Operation

     Effective November 15, 2001, Insight closed its German operation. The decision was based upon Insight's intention to focus its European efforts on the United Kingdom due to its recent acquisition of Action and the historical operating losses in its German operation. As a result of this closure, Insight recorded a charge of $10,566,000, including $10,145,000 of non-cash charges due primarily to the write-off of goodwill of $7,178,000 and the recognition of the cumulative foreign currency translation adjustment of $2,482,000.
The remaining cash charges represent primarily severance costs of $172,000 and lease commitments of $202,000.

(13)  Aborted IPO Costs

     On December 22, 2000, the Company announced its intention to spin-off Direct Alliance in a tax-free distribution to its stockholders sometime in late 2001. Prior to the spin-off, it was the Company's intent to complete an initial public offering of up to $50 million of Direct Alliance's Common Stock, as detailed in the registration statement filed with the Securities and Exchange Commission on December 22, 2000. The Company withdrew its planned initial public offering and spin-off of Direct Alliance Corporation on June 6, 2001 and recorded a $1,354,000 million charge for the costs of the aborted IPO.

(14)  Aborted Acquisition Costs (Insurance Proceeds)

     On October 18, 1999, the Company announced it had terminated a previously proposed merger with Action and reflected $2,302,000 of the costs of the aborted acquisition in its 1999 fourth quarter and year-end results. During 2000, the Company received proceeds of $1,850,000 from an insurance policy covering costs incurred in the aborted acquisition and reflected the proceeds in the 2000 year-end results.

(15)  Restricted Stock Charge

     On May 15, 2000, the Company's Common Stock closed above $29 causing 114,396 shares of restricted Common Stock to automatically vest. The Company has recorded a pre-tax charge of $1,127,000 related to the early vesting of this restricted Common Stock. This charge represents the unamortized portion of the restricted Common Stock in excess of the scheduled amortization. Scheduled amortization is included in selling and administrative expenses.

(16)  Acquisitions

     On October 8, 2001, Insight acquired 100 percent of the outstanding common shares of Action. The results of Action's operations have been included in the consolidated financial statements since that date. Action is a United Kingdom-based direct marketer of computers and computer related products. As a result of this acquisition, the Company is expected to be a leading supplier and the number one direct marketer of computers and computer related products in the United Kingdom. It also expects to reduce costs through economies of scale. The aggregate cash purchase price was $38,860,000. The Company has recorded total goodwill of $79,667,000 for this acquisition.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2001, 2000 AND 1999


     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

                                                          (in thousands)
       Current assets                                       $   76,309
       Property and equipment                                    5,636
       Goodwill                                                 79,667
                                                            ----------
                       Total assets acquired                   161,612
                                                            ----------

       Current liabilities                                    (119,660)
       Long-term debt                                           (3,092)
                                                            ----------
                       Total liabilities assumed              (122,752)
                                                            ----------

                       Net assets acquired                  $   38,860
                                                            ==========

     The goodwill is not expected to be tax deductible.

     The Company has consolidated the results of operations for each of the acquired companies as of the respective acquisition date. The following table reports pro forma information as if the acquisition of Action had been completed at the beginning of the stated period.

                                                 YEARS ENDED DECEMBER 31,
                                           ------------------------------------
                                                2001                   2000
                                           -------------          -------------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                        (UNAUDITED)
Net sales                    As reported   $   2,082,339          $   2,041,086
                                           =============          =============

                             Pro forma     $   2,349,651          $   2,431,695
                                           =============          =============

Net earnings                 As reported   $      33,887          $      56,672
                                           =============          =============

                             Pro forma     $      35,322          $      46,403
                                           =============          =============

Diluted earnings per share   As reported   $        0.80          $        1.35
                                           =============          =============

                             Pro forma     $        0.83          $        1.11
                                           =============          =============


      Pro forma adjustments have been made to reflect reduced depreciation expense based on the fair market values assigned to the assets upon acquisition and increased interest expense associated with the cash paid for the acquisition. Additionally, the results of operations for the Spain subsidiary that Action sold during 2001 has been excluded from the pro forma numbers as the Spanish operations were not acquired by the Company.

      Additionally, on October 1, 2001, the Company acquired 100 percent of the outstanding common shares of Kortex Computer Centre Ltd. ("Kortex"). The results of Kortex's operations have been included in the consolidated financial statements since that date. Kortex is a Canadian-based direct marketer of computers and computer related products. As a result of this acquisition, the Company is expected to be a leading supplier and the number one direct marketer of computers and computer related products in Canada. It also expects to reduce costs through economies of scale. Under the terms of the agreement, the Company acquired Kortex for $3,167,000 million cash with additional consideration in the next three years contingent on sales and profitability. The Company has recorded total goodwill of $3,899,000 for this acquisition. This acquisition is not considered to be a material business combination and is not included in the pro forma information above.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2001, 2000 AND 1999


(17)  Acquisition Integration Expenses

     In connection with the acquisitions of Action and Kortex, the Company recorded charges relating to integration expenses totaling $7,194,000, of which $3,541,000 represented non-cash write-offs of fixed assets, leasehold improvements and government grant receivables. The remaining cash charges primarily represent severance costs of $2,641,000 and lease termination expenses of $1,012,000.

(18)  Contingencies

     The Company has employment agreements with certain officers and employees under which severance payments would become payable in the event of specified terminations without cause or pursuant to a change in control of the Company. In the event these severance payments were payable, the maximum contingent severance payment as of December 31, 2001 would have been $5,439,000.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based on consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of its operations or liquidity. Accordingly, the financial statements do not include a provision for losses, if any, that might result from the ultimate disposition of these matters.

(19)  Supplemental Financial Information

      A summary of additions and deductions related to the allowances for doubtful accounts receivable for the years ended December 31, 2001, 2000 and 1999 follows (in thousands):

                                                                      BALANCE AT
                                                                     BEGINNING OF                                       BALANCE AT
                                                                        PERIOD         ADDITIONS      DEDUCTIONS       END OF PERIOD
                                                                     ------------     ----------      ----------       -------------
      Allowances for doubtful accounts receivable:
           Year ended December 31, 2001.......................        $   11,813      $   10,020      $  (10,279)       $   11,554
                                                                      ==========      ==========      ==========        ==========
           Year ended December 31, 2000.......................        $    9,277      $    8,375      $   (5,839)       $   11,813
                                                                      ==========      ==========      ==========        ==========
           Year ended December 31, 1999.......................        $    7,128      $    5,749      $   (3,600)       $    9,277
                                                                      ==========      ==========      ==========        ==========

(20)  Segment Information (in thousands)

      The Company operates in two industry segments: direct marketing (Insight) and outsourcing of direct marketing services (Direct Alliance). The Company's principal markets are in North America and Europe.

                                                          DIRECT
                                              INSIGHT    ALLIANCE   CONSOLIDATED
                                            ----------   --------    ----------
           2001
           Net sales....................    $1,979,887   $102,452    $2,082,339
           Earnings from operations.....    $   38,205   $ 15,316    $   53,521
           2000
           Net sales....................    $1,930,179   $110,907    $2,041,086
           Earnings from operations.....    $   81,131   $ 11,847    $   92,978
           1999
           Net sales....................    $1,414,559   $103,810    $1,518,369
           Earnings from operations.....    $   48,353   $  8,868    $   57,221

      None of the Company's customers exceeded three percent of net sales.

                   INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2001, 2000 AND 1999



      The following is a summary of the Company's geographic operations:

                                           NORTH
                                          AMERICA        EUROPE          TOTAL
                                         ----------     --------      ----------
      2001
      Net sales.....................     $1,869,224     $213,115      $2,082,339
      Total long-lived assets.......     $   97,078     $117,986      $  215,064
      2000
      Net sales.....................     $1,910,791     $130,295      $2,041,086
      Total long-lived assets.......     $   84,904     $ 35,644      $  120,548

      Although the Company could be impacted by the international economic climate, management does not believe material credit risk existed at December 31, 2001. The Company monitors its customers' financial conditions and does not require collateral. Historically, the Company has not experienced significant losses related to accounts receivables from any individual or groups of customers.

(21)  Common Stock Repurchase Program

      On February 24, 2000, the Company's Board of Directors instituted a stock repurchase program, which allows the Company to repurchase up to 1,500,000 shares of its Common Stock. On September 25, 2000 the Company's Board of Directors authorized the repurchase of an additional 1,000,000 shares. Any shares repurchased are held as treasury shares and could be used for employee benefit plans, acquisitions, contingency payments on acquisitions or other general corporate purposes. During 2000, the Company purchased a total of 1,399,225 shares at an average cost of $24.63 per share. On June 23, 2000, 587,681 of these shares were issued as a final contingency acquisition payment associated with the acquisition of PlusNet Technologies, Limited. No shares were repurchased during 2001.

                               INDEX TO EXHIBITS


EXHIBIT NO.                         DESCRIPTION
  3.1           --  Composite Certificate of Incorporation of Registrant

  3.2  (11)     --  Bylaws of the Registrant

  4.1  (1)      --  Specimen Common Stock Certificate

 10.1  (1)(2)   --  Form of Indemnification Agreement

 10.2  (1)(3)   --  1994 Stock Option Plan of the Registrant

 10.3  (1)(3)   --  Predecessor Stock Option Plan

 10.4  (3)(4)   --  1995 Employee Stock Purchase Plan of the Registrant

 10.5  (3)(5)   --  Amendment to 1994 Stock Option Plan of the Registrant

 10.6  (3)(6)   --  1998 Long-Term Incentive Plan

 10.7  (3)(7)   --  Form of Restricted Stock Agreement

 10.8  (3)(8)   --  Employment Agreement between Insight Enterprises, Inc. and
                    Eric J. Crown dated as of March 31, 1998.

 10.9  (3)(8)   --  Employment Agreement between Insight Enterprises, Inc. and
                    Timothy A. Crown dated as of March 31, 1998.

 10.10 (3)(8)   --  Employment Agreement between Insight Enterprises, Inc. and
                    Stanley Laybourne dated as of March 31, 1998.

 10.11 (3)(9)   --  1998 Employee Restricted Stock Plan

 10.12 (3)(9)   --  1998 Officer Restricted Stock Plan

 10.13 (10)     --  Stockholder Rights Agreement

 10.14 (3)(11)  --  1999 Broad Based Employee Stock Option Plan

 10.15 (3)(12)  --  Employment Agreement between Insight Direct Worldwide, Inc.
                    and Michael A. Gumbert dated as of January 1, 2000.

 10.16 (3)(12)  --  Employment Agreement between Direct Alliance Corporation and
                    Branson ("Tony") M. Smith dated as of July 1, 1999.

 10.17 (3)(12)  --  Direct Alliance Corporation 2000 Long-Term Incentive Plan

 10.18 (3)(12)  --  PlusNet Technologies Ltd. 2000 Long-Term Incentive Plan

 10.19 (3)(12)  --  Insight ASP Ltd.  2000 Long-Term Incentive Plan

 10.24 (3)      --  Amendment to Employment Agreement between Insight
                    Enterprises, Inc. and Michael A. Gumbert dated as of
                    January 1, 2000.

 10.25 (3)      --  Notice of Termination to Michael A. Gumbert dated
                    December 18, 2001

 10.26 (3)      --  Letter Agreement between Insight Enterprises, Inc. and
                    Michael A. Gumbert dated December 20, 2001

 21             --  Subsidiaries of the Registrant

 23.1           --  Consent of KPMG LLP

--------------------------

(1) Incorporated by reference from our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995.

(2) The Company has entered into a separate indemnification agreement with each of its current directors and executive officers that differ only in party names and dates. Pursuant to the instructions accompanying Item 601 of Regulation S-K, the Registrant is filing the form of such indemnification agreement.

(3)   Management contract or compensatory plan or arrangement.

(4) Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

(5) Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

(6) Incorporated by reference to our Notice of 1997 Annual Meeting of Stockholders.

(7) Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended September 30, 1998.

(8) Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended March 31, 1998.

(9)   Incorporated by reference to our Form S-8 filed on December 17, 1998.

(10) Incorporated by reference to our current report on Form 8-K filed on March 17, 1999.

(11) Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999.

(12) Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2000.