Form 10-Q
period 2002-03-31
INSIGHT ENTERPRISES INC
filed 2002-05-15
CIK 932696

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2002

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

Yes         No

The number of shares outstanding of the issuer’s common stock as of May 9, 2002 was 45,684,899.

INSIGHT ENTERPRISES, INC.
FORM 10-Q QUARTERLY REPORT
Three Months Ended March 31, 2002

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,	December 31,
	2002	2001

	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$62,006	$31,868

Accounts receivable, net	307,356	304,680

Inventories, net	32,795	33,754

Prepaid expenses and other current assets	9,069	13,046

Total current assets	411,226	383,348

Property and equipment, net	104,174	105,663

Goodwill, net	106,730	108,731

Other assets	71	670

	$622,201	$598,412

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term debt	$2,643	$2,616

Current portion of obligations under capital leases	398	393

Lines of credit	32,737	—

Accounts payable	197,549	180,803

Accrued expenses and other current liabilities	31,782	39,794

Total current liabilities	265,109	223,606

Long-term debt, less current portion	14,312	15,538

Obligations under capital leases, less current portion	589	690

Lines of credit	—	38,524

Stockholders’ equity:

Preferred stock, $.01 par value, 3,000 shares authorized, no shares issued	—	—

Common stock, $.01 par value, 100,000 shares authorized; 43,384 shares at March 31, 2002 and 42,735 shares at December 31, 2001 issued and outstanding	434	427

Additional paid-in capital	182,599	170,982

Retained earnings	186,353	174,288

Accumulated other comprehensive income — foreign currency translation adjustment	(3,886)	(2,334)

Treasury stock, 812 shares at cost	(23,309)	(23,309)

Total stockholders’ equity	342,191	320,054

	$622,201	$598,412

See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,

	2002	2001

Net sales	$527,963	$557,503

Costs of goods sold	462,393	493,225

Gross profit	65,570	64,278

Operating expenses:

Selling and administrative expenses	45,732	40,034

Amortization of goodwill	—	492

Earnings from operations	19,838	23,752

Non-operating expenses, net	797	42

Earnings before income taxes	19,041	23,710

Income tax expense	6,976	9,424

Net earnings	$12,065	$14,286

Earnings per share:

Basic	$0.29	$0.35

Diluted	$0.28	$0.34

Shares used in per share calculation:

Basic	42,173	41,048

Diluted	43,620	42,251

See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,

	2002	2001

Cash flows from operating activities:

Net earnings	$12,065	$14,286

Adjustments to reconcile net earnings to net cash provided by operating activities:

Depreciation and amortization	3,965	4,168

Provision for obsolete, slow moving and non-salable inventories	1,949	3,361

Provision for losses on accounts receivable	2,414	2,952

Tax benefit from stock options exercised	903	2,921

Deferred income taxes	(326)	1,538

Change in assets and liabilities:

(Increase) decrease in accounts receivable	(6,499)	4,446

(Increase) decrease in inventories	(1,081)	5,382

Decrease (increase) in prepaid expenses and other current assets	4,220	(2,172)

Decrease in other assets	612	147

Increase in accounts payable	17,929	7,513

Decrease in accrued expenses and other current liabilities	(7,320)	(5,378)

Net cash provided by operating activities	28,831	39,164

Cash flows from investing activities:

Purchases of property and equipment	(2,936)	(7,339)

Net cash used in investing activities	(2,936)	(7,339)

Cash flows from financing activities:

Net repayment on lines of credit	(5,059)	(19,000)

Net repayment of long-term debt	(1,156)	(169)

Net repayment of obligations under capital leases	(101)	(95)

Proceeds from sales of common stock through employee stock plans	10,721	6,924

Net cash provided by (used in) financing activities	4,405	(12,340)

Foreign currency impact on cash flow	(162)	(235)

Increase in cash and cash equivalents	30,138	19,250

Cash and cash equivalents at beginning of period	31,868	24,917

Cash and cash equivalents at end of period	$62,006	$44,167

See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Description of Business

         Insight Enterprises, Inc. (the “Company”) is a holding company with the following operating units: Insight Direct Worldwide, Inc. (“Insight”) and Direct Alliance Corporation (“Direct Alliance”).

         Insight is a global direct marketer of computers, hardware and software with locations in the United States, Canada and the United Kingdom. Insight sells its products and services via a staff of customer-dedicated account executives utilizing proactive outbound telephone-based sales, a customer-focused direct sales force, electronic commerce and marketing and via the Internet.

         Direct Alliance is a business process outsourcing organization providing marketplace solutions in the areas of direct marketing, direct sales, finance and logistics using state-of-the-art proprietary technology, infrastructure and processes.

2.	Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2002 and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. The condensed consolidated balance sheet as of December 31, 2001 was derived from the audited consolidated financial statements at such date. Certain amounts in the condensed consolidated financial statements have been reclassified to conform to the current presentation. The results of operations for such interim periods are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, including the related notes thereto, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

         The condensed consolidated financial statements include the accounts of Insight Enterprises, Inc. and its subsidiaries, which are primarily wholly owned. Intercompany accounts and transactions have been eliminated in consolidation.

3.	Lines of Credit

         The Company has a $100,000,000 credit facility with a finance company. The credit facility provides for cash advances outstanding at any one time up to a maximum of $100,000,000, subject to limitations based upon the Company’s eligible accounts receivable and inventories. The credit facility expires February 2003, and cash advances bear interest at the London Interbank Offered Rate for the United States dollar (“US LIBOR”) plus 0.80% (2.68% at March 31, 2002), payable monthly. The credit facility can be used for the purchases of inventories from certain suppliers and that portion is classified on the balance sheet as accounts payable. As of March 31, 2002, $10,674,000 of the facility was used to facilitate the purchase of inventories and included in accounts payable. The Company had an additional outstanding balance of $4,413,000 for borrowings in the United Kingdom and Canada, and $84,913,000 was available under the credit facility.

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

         The facility is secured by substantially all of the assets of the Company and contains various covenants, including the requirement that the Company maintain a specific dollar amount of tangible net worth and restrictions on payment of cash dividends. This credit facility was amended effective April 25, 2002 (see Note 6).

         Additionally, in the United Kingdom, a subsidiary of the Company has a $35,600,000 credit facility and an overdraft facility of $2,100,000 with a bank. The credit facility provides for cash advances subject to limitations based upon eligible accounts receivable. These facilities expire March 31, 2003 and bear interest at London Interbank Offered Rate for the Great Britain pound (“GBP LIBOR”) plus 1.60% for the credit facility and GBP LIBOR plus 1.75% for the overdraft facility. As of March 31, 2002, there was an outstanding balance of $2,100,000 under the overdraft facility and an outstanding balance of $26,224,000 under the credit facility, and $0 was available under the facilities. The facility is secured by substantially all of the assets of the subsidiary. In connection with the system integration of the acquired United Kingdom entity with Insight’s subsidiary in the United Kingdom (“Insight UK”) in April 2002, all of the sales in the United Kingdom operations are now invoiced by Insight UK. This has created a reduction in eligible receivables and corresponding availability under this credit facility.

4.	Income Taxes

         Income tax expense as provided for the three months ended March 31, 2002 and 2001 is based upon the estimated annual income tax rate of the Company.

5.	Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations (“SFAS No. 141”), and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121 and, subsequently, SFAS No. 144 after its adoption.

         The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 as of January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 was adopted in full, were not amortized in 2001. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized and tested for impairment prior to the adoption of SFAS No. 142 on January 1, 2002. In accordance with SFAS No. 142, all goodwill amortization was discontinued as of January 1, 2002.

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

         In accordance with SFAS No. 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company is required to reassess the useful lives and residual values of all intangible assets acquired and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. This analysis was completed by the Company and did not result in any reclassifications or amortization period adjustments.

         In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company will then have until June 30, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication would exist that the reporting unit goodwill may be impaired and the Company would then be required to perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than December 31, 2002. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of earnings.

         As of December 31, 2001, the Company had unamortized goodwill in the amount of approximately $108.7 million and unamortized identifiable intangible assets in the amount of $0, all of which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $1.9 million for the year ended December 31, 2001. We completed two business combinations in October 2001, resulting in goodwill of $83.6 million, which in accordance with SFAS No. 142 has not been amortized. We have not completed the analysis of adopting SFAS No. 142 but do not expect it to have a material impact on our consolidated financial statements.

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

         In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. The following table adjusts the reported net earnings for the three months ended March 31, 2001 and the related basic and diluted earnings per share amounts to exclude goodwill amortization (in thousands, except per share amounts):

Net earnings	$14,286

Add back: amortization of goodwill, net of taxes	297

Adjusted net earnings	$14,583

Basic earnings per share	$0.35

Add back: amortization of goodwill, net of taxes	0.01

Adjusted basic earnings per share	$0.36

Diluted earnings per share	$0.34

Add back: amortization of goodwill, net of taxes	0.01

Adjusted diluted earnings per share	$0.35

6.	Subsequent Events

         On April 25, 2002, the Company acquired all of the outstanding stock of Comark, Inc. and Comark Investments, Inc. (collectively, “Comark”) pursuant to a Stock Purchase Agreement. Under the Agreement, the base purchase price was $150,000,000, subject to adjustments for: 1) an $85,500,000 minimum net book value requirement for Comark as of April 25, 2002; and 2) certain contingent payments pursuant to which the previous owners of Comark could be paid up to an additional $3,600,000 based on the post-closing performance of Comark and its subsidiaries during the period from April 25, 2002 to December 31, 2003. The purchase price was paid by delivery of $100,000,000 in cash and 2,306,964 shares of the Company’s common stock valued at approximately $50,000,000. Founded in 1977 and headquartered in Bloomingdale, Illinois, Comark is a reseller of brand name computers, peripherals, networking products, storage products, software and accessories. Comark also provides services such as asset management, configuration and integration, network design and consulting, installations, moves, adds and changes, network monitoring, system integration, enterprise consulting, hardware maintenance and voice/video/data integration. Comark markets to medium-to-large enterprises, educational customers, federal, state and local government agencies, small businesses and certain corporate resellers. Its principal customers are medium-to-large enterprises. Concurrent with the acquisition, the Company renegotiated Comark’s credit facility with a bank. The renegotiated credit facility provides for cash advances outstanding at any one time up to a maximum of $100,000,000, subject to limitations based upon Comark’s eligible accounts receivable. Cash advances bear interest, at Comark’s option, at the bank’s corporate base rate, the swing-line rate or the bank’s US LIBOR-based rate, payable monthly. The credit facility expires April 23, 2003 and is secured by substantially all of the assets of Comark. The credit facility contains various covenants, including the requirement that the Company maintain a specific dollar amount of tangible net worth and certain leverage and interest coverage ratios. As part of the credit agreement, $50,000,000 was immediately borrowed against the facility and loaned to the Company as an additional source of funds for the acquisition.

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

         On April 25, 2002, the Company also amended its $100,000,000 credit facility with a finance company. The amended agreement continues to provide for cash advances outstanding at any one time up to a maximum of $100,000,000 on the line of credit, subject to limitations based upon the Company’s eligible accounts receivable and inventories. Cash advances bear interest at US LIBOR plus 1.50% if the average monthly outstanding balance is less than $35,000,000, US LIBOR plus 2.00% if the average monthly outstanding balance is between $35,000,000 and $50,000,000 or US LIBOR plus 2.75% if the average monthly outstanding balance is greater than $50,000,000. Interest is payable monthly. The credit facility, up to a maximum outstanding balance of $40,000,000, can be used to facilitate the purchases of inventories from certain suppliers, and that portion will be classified on the balance sheet as accounts payable. The credit facility expires February 2003 and is secured by substantially all the assets of the Company. The credit facility contains various covenants including the requirement that the Company maintain a specified amount of tangible net worth as well as restrictions on transferring of inventory and accounts receivable to Comark, Inc. or its subsidiaries and restrictions on the payment of cash dividends.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations may be “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. These forward-looking statements may include projections of matters that affect sales, gross profit, operating expenses or net earnings; projections of capital expenditures; projections of growth; hiring plans; plans for future operations; financing needs or plans; plans relating to our products; and assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking information. Some of the important factors that could cause our actual results to differ materially from those projected in forward-looking statements made by us include, but are not limited to, the following: our ability to integrate Comark successfully, general economic and computer industry conditions, competition, reliance on outsourcing arrangements, past and future acquisitions, international operations, reliance on information systems, reliance on suppliers, changes in supplier reimbursement programs, management of growth, changing methods of distribution, rapid change in product standards, inventory obsolescence, dependence on key personnel and sales or use tax collection. These factors are discussed in greater detail under “Factors That May Affect Future Results And Financial Condition” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

         Insight Enterprises, Inc. (the “Company”) is a holding company with the following operating units: Insight Direct Worldwide, Inc. (“Insight”) and Direct Alliance Corporation (“Direct Alliance”).

         Insight is a global direct marketer of computers, hardware and software with locations in the United States, Canada and the United Kingdom. Insight sells its products and services via a staff of customer-dedicated account executives utilizing proactive outbound telephone-based sales, a customer-focused direct sales force, electronic commerce and marketing and via the Internet. In October 2001, Insight acquired a United Kingdom-based direct marketer of computers and computer related products and a Canada-based direct marketer of computers and computer related products. The acquired entities’ results of operations have been included in the results of operations since the dates of acquisition. Accordingly, the results of operations for these acquired entities are reflected in the three months ended March 31, 2002 but not the three months ended March 31, 2001.

         Direct Alliance is a business process outsourcing organization providing marketplace solutions in the areas of direct marketing, direct sales, finance and logistics using state-of-the-art proprietary technology, infrastructure and processes.

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

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies

         Our discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

         Sales Recognition

         Our sales recognition policy is significant because sales are a key component of our results of operations. We follow very specific and detailed guidelines in measuring sales, following principles of sales recognition described in Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”) issued by the staff of the Securities and Exchange Commission (the “SEC”) in December 1999 and adopted by us effective January 1, 2000. The majority of Insight’s sales are product sales recognized upon shipment and corresponding passing of title to the customer with provisions for estimated product returns expected to occur under Insight’s return policy. Should customers return a greater amount of product than originally estimated, additional reductions to sales may be required. Insight sells certain third-party service contracts and software assurance or subscription products. These sales do not meet the criteria for gross sales recognition as defined in SAB 101. As we enter into contracts with third-party service providers or vendors, we must evaluate whether the subsequent sales of such services should be recorded as gross sales or net sales in accordance with the sales recognition criteria outlined in SAB 101. Under gross sales recognition, the entire selling price is recorded in sales and our cost to the third-party service provider or vendor is recorded in costs of goods sold. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to sales resulting in net sales equal to the gross profit on the transaction and no costs of goods sold.

         Goodwill

         Goodwill represents the excess of purchase price over the fair value of the net assets acquired. Certain estimates and judgments are necessary to determine fair market value of assets and liabilities acquired. Until December 31, 2001 goodwill arising from acquisitions was amortized on a straight-line basis over the expected periods to be benefited and its value reviewed for impairment whenever facts or circumstances indicate that the carrying amounts may not be recoverable, based on an evaluation of the estimated future undiscounted cash flows associated with the underlying business operation compared to the carrying amount of the goodwill to determine if a write-down is required. If such an assessment indicates that the undiscounted future cash flows will not be recovered, the carrying amount is reduced to the estimated fair value. As of January 1, 2002 we adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”, which provides that goodwill and intangible assets with indefinite lives not be amortized but be tested at least annually for impairment. Any impairment loss incurred is recorded as a charge to current period earnings. Certain provisions of SFAS No. 142 were adopted as required for goodwill arising from business combinations consummated after

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

June 30, 2001. In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of earnings. The Company has not completed its analysis of adopting SFAS No. 142 but does not expect it to have a material impact on the Company’s consolidated financial statements.

         Allowances for Doubtful Accounts

         The Company maintains allowances for doubtful accounts for estimated losses on customer and vendor receivables based on historical write-offs, evaluation of the aging of the receivables and the current economic environment. Should actual collections of customer and vendor receivables differ from our estimates, adjustments to the allowance for doubtful accounts may be necessary.

         Inventories Provisions

         Provisions are made currently for obsolete, slow moving and non-salable inventories based on the difference between the carrying amount of the inventories and market value based on estimated future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by us, additional write-downs of inventories may be required.

Results of Operations

         The following table sets forth for the periods indicated certain financial data of the Company as a percentage of net sales:

	Three Months Ended
	March 31,

	2002	2001

Net sales	100.0%	100.0%

Costs of goods sold	87.6	88.5

Gross profit	12.4	11.5

Operating expenses:

Selling and administrative expenses	8.6	7.1

Amortization of goodwill	—	.1

Earnings from operations	3.8	4.3

Non-operating expense, net	.2	—

Earnings before income taxes	3.6	4.3

Income tax expense	1.3	1.7

Net earnings	2.3%	2.6%

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

         Net Sales. Net sales decreased $29.5 million, or 5%, to $528.0 million for the three months ended March 31, 2002 from $557.5 million for the three months ended March 31, 2001. Insight represented 95% of the total Company net sales for the three months ended March 31, 2002 and 2001. Direct Alliance represented the remaining 5% of total Company net sales for the three months ended March 31, 2002 and 2001.

         Insight’s net sales decreased $29.1 million, or 5%, to $502.3 million for the three months ended March 31, 2002 from $531.4 million for the three months ended March 31, 2001. This decrease was due to a decline in overall information technology spending in the United States resulting from a sluggish economy, an increase in the proportion of certain software products and third-party services that are recorded as net sales (as described under Critical Accounting Policies – Sales Recognition) and an increased focus on maximizing gross margin by declining to make unprofitable sales. The impact of the net sales decline was offset by net sales from entities in the United Kingdom and Canada that were acquired in the fourth quarter of 2001. Insight’s average order size decreased to $926 for the three months ended March 31, 2002 from $1,228 for the three months ended March 31, 2001 primarily resulting from decreased average selling prices and a decrease in computers, notebooks and servers as a percentage of our total product mix from 31% for the three months ended March 31, 2001 to 29% for the three months ended March 31, 2002. North American sales represented 78% and 93% of Insight’s net sales for the three months ended March 31, 2002 and 2001, respectively, with the remaining sales generated in Europe. The increase in the percentage of net sales in Europe was due to net sales from a United Kingdom entity that was acquired in the fourth quarter of 2001. Sales to businesses, including government and education, were 97% of net sales in the three months ended March 31, 2002 and 2001. Insight had 1,477 account executives at March 31, 2002, with 1,197 in North America and 280 in Europe, decreases from 1,791, 1,632 and an increase from 159, respectively, at March 31, 2001. Insight reduced its number of account executives in the United States during the last half of 2001 in response to slowing sales growth rates. These decreases were offset partially by the addition of approximately 180 account executives added in connection with the acquisitions in the fourth quarter of 2001.

         Net sales derived from Direct Alliance, the outsourcing business, decreased $400,000, or 2%, to $25.7 million for the three months ended March 31, 2002 from $26.1 million for the three months ended March 31, 2001. This decrease was due primarily to a reduction of pass-through product sales. Pass-through product sales occur when Direct Alliance, as an accommodation to certain clients, purchases and immediately resells products to its clients for immediate resale to their customers. These pass-through product sales are completed at little or no gross margin and are included in sales and cost of goods sold. Pass-through product sales represented 14% and 17% of Direct Alliance’s net sales for the three months ended March 31, 2002 and 2001, respectively.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

         Gross Profit. Gross profit increased $1.3 million, or 2%, to $65.6 million for the three months ended March 31, 2002 from $64.3 million for the three months ended March 31, 2001. As a percentage of net sales, gross profit increased from 11.5% for the three months ended March 31, 2001 to 12.4% for the three months ended March 31, 2002. Insight’s gross profit, as a percentage of net sales, increased from 11.1% for the three months ended March 31, 2001 to 12.0% for the three months ended March 31, 2002. Direct Alliance’s gross profit, as a percentage of net sales, increased from 20.8% for the three months ended March 31, 2001 to 21.0% for the three months ended March 31, 2002. The majority of the increase in gross profit as a percentage of net sales is due to an increase in product margins with net revenue recognition of certain software assurance products and third party services having a smaller impact. These increases were offset slightly by a small reduction in supplier reimbursement funds recorded as an offset to cost of goods sold. Other components of costs of goods sold remained relatively constant as a percentage of net sales. We expect our future gross profit percentage to fluctuate depending on factors such as industry-wide pricing pressures, supplier reimbursement programs, pricing/selling strategies and our product and outsourcing program mix.

         Operating Expenses.

         Selling and Administrative Expenses. Selling and administrative expenses increased $5.2 million, or 12.8%, to $45.7 million for the three months ended March 31, 2002 from $40.5 million for the three months ended March 31, 2001, and increased as a percentage of net sales to 8.6% for the three months ended March 31, 2002 from 7.2% for the three months ended March 31, 2001. Selling and administrative expenses as a percentage of net sales for Insight were 8.9% for the three months ended March 31, 2002 and 7.3% for the three months ended March 31, 2001. The increase in the selling and administrative expenses at Insight was due to selling and administrative expenses attributable to entities in the United Kingdom and Canada that were acquired in the fourth quarter of 2001. This increase was offset by a reduction in selling and administrative expenses due to cost savings initiatives, including a reduction in staff during the last half of 2001. Selling and administrative expenses as a percentage of net sales for Direct Alliance were 5.2% for the three months ended March 31, 2002 and 6.3% for the three months ended March 31, 2001. The decrease in selling and administrative expenses at Direct Alliance is due to cost savings initiatives, including some reductions in staff, and a small increase in the amount of expenses directly attributable to specific projects which are included in costs of goods sold rather than selling and administrative expenses.

         Insight increased its overall unassisted web sales to 14.2% of net sales for the three months ended March 31, 2002 from 12.5% from the three months ended March 31, 2001. Increases in the percentage of unassisted web sales reduce selling and administrative expenses as these sales are transacted without the assistance of an account executive. The percentage of shipments made using our electronic “direct ship” programs with our suppliers decreased to 62% for the three months ended March 31, 2002 from 69% from the three months ended March 31, 2001 due primarily to the acquisitions in the fourth quarter of 2001. These acquired entities initially process very few direct shipments. Direct shipments from suppliers to our customers reduce selling and administrative expenses but increase costs of goods sold as the result of increased prices charged by suppliers for this service.

         Amortization of Goodwill. In accordance with SFAS No.142, the amortization of goodwill was discontinued as of January 1, 2002 and therefore there was no goodwill amortization expense recorded for the three months ended March 31, 2002. Goodwill amortization expense was $492,000 for the three months ended March 31, 2001.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

         Non-Operating Expenses, Net. Non-operating expenses, net, which consist primarily of interest expense and interest income, increased to $797,000 for the three months ended March 31, 2002 from $42,000 for the three months ended March 31, 2001. Interest expense of $796,000 and $399,000 for the three months ended March 31, 2002 and 2001, respectively, primarily relates to borrowings associated with our credit facilities which are used to finance working capital, acquisitions and capital expenditures. Interest expense has increased due to the financing of acquisitions and the assumption of interest-bearing debt in connection with acquisitions, offset partially by a decline in interest rates. Interest income of $159,000 and $430,000 for the three months ended March 31, 2002 and 2001, respectively, is generated by the Company through short-term investments, some of which are investment grade tax-advantaged bonds. The decrease in interest income is due to the decrease in average short-term investments and the decrease in interest rates earned on short-term investments.

         Income Tax Expense. The Company’s effective tax rate was 36.6% for the three months ended March 31, 2002 and 39.7% for the three months ended March 31, 2001. The decrease in the effective tax rate was due primarily to the elimination of losses incurred at our closed German operation, utilization of net operating loss carry-forwards in the United Kingdom, the reduction in amortization of goodwill and a reduction in the Canadian tax rates.

         Net Earnings. Net earnings decreased $2.2 million, or 16%, to $12.1 million for the three months ended March 31, 2002 from $14.3 million for the three months ended March 31, 2001. Diluted earnings per share decreased 18% to $0.28 for the three months ended March 31, 2002 from $0.34 for the three months ended March 31, 2001. Net earnings for Insight decreased 20% to $9.6 million for the three months ended March 31, 2002 from $12.0 million for the three months ended March 31, 2001. Net earnings for Direct Alliance increased 10% to $2.5 million for the three months ended March 31, 2002 from $2.3 million for the three months ended March 31, 2001.

Liquidity and Capital Resources

         Our primary capital needs have been to fund the working capital requirements and capital expenditures necessitated by our sales growth and to provide capital for potential acquisitions. Capital expenditures for the three months ended March 31, 2002 and 2001 were $2.9 million and $7.3 million, respectively. Capital expenditures for the three months ended March 31, 2002 primarily relate to capitalized costs of computer software developed for internal use. Capital expenditures for the three months ended March 31, 2001 primarily relate to purchases of office furniture and equipment and capitalized costs of computer software developed for internal use.

         The Company’s net cash provided by operating activities was $28.8 million for the three months ended March 31, 2002 compared to $39.2 million used by operating activities for the three months ended March 31, 2001. The positive cash flow in the current period was primarily due to $12.1 million in net earnings, a $17.9 million increase in accounts payable and a $4.2 decrease in prepaid expenses and other current assets. These funds were used to fund a $7.3 million decrease in accrued expenses and other current liabilities, a $6.5 million increase in accounts receivable and a $1.1 million increase in inventories.

         We have a $100 million credit facility with a finance company. The credit facility provides for cash advances outstanding at any one time up to a maximum of $100 million, subject to limitations

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

based upon our eligible accounts receivable and inventories. The credit facility expires in February 2003, and cash advances bear interest at LIBOR for the United States dollar (“US LIBOR”) plus 0.80%, payable monthly. The credit facility can also be used for the purchase of inventories from certain suppliers with that portion being classified on the balance sheet as accounts payable. At March 31, 2002, $10.7 million of the facility was used to facilitate the purchase of inventories and is included in accounts payable. We had an additional outstanding balance of $4.4 million for borrowings in the United Kingdom and Canada, and $84.9 million was available under the credit facility. The facility is secured by substantially all of our assets and contains various covenants, including the requirement that we maintain a specified amount of tangible net worth as well as restrictions on the payment of cash dividends.

         On April 25, 2002, in connection with our acquisition of Comark, we amended our $100 million credit facility. The amended agreement continues to provide for cash advances outstanding at any one time up to a maximum of $100 million on the line of credit, subject to limitations based upon our eligible accounts receivable and inventories. Cash advances bear interest at US LIBOR plus 1.50% if the average monthly outstanding balance is less than $35 million, US LIBOR plus 2.00% if the average monthly outstanding balance is between $35 million and $50 million or US LIBOR plus 2.75% if the average monthly outstanding balance is greater than $50 million. Interest is payable monthly. The credit facility, up to a maximum outstanding balance of $40 million, can be used to facilitate the purchases of inventories from certain suppliers and that portion will be classified on the balance sheet as accounts payable. The credit facility expires in February 2003 and is secured by substantially all of our assets. The credit facility contains various covenants including the requirement that we maintain a specified amount of tangible net worth as well as restrictions on transferring of inventory and accounts receivable to Comark, Inc. or its subsidiaries and restrictions on the payment of cash dividends.

         Concurrent with the acquisition, the Company also renegotiated Comark’s credit facility with a bank. The renegotiated credit facility provides for cash advances outstanding at any one time up to a maximum of $100 million subject to limitations based upon Comark’s eligible accounts receivable. Cash advances bear interest, at Comark’s option, at the bank’s corporate base rate, the swing-line rate or the bank’s US LIBOR-based rate, payable monthly. The credit facility expires April 23, 2003 and is secured by substantially all of the assets of Comark. The credit facility contains various covenants, including the requirement that the Company maintain a specific dollar amount of tangible net worth and certain leverage and interest coverage ratios. As part of the credit agreement, $50 million was immediately borrowed against the facility and loaned to the Company as an additional source of funds for the acquisition.

         Additionally, in the United Kingdom, one of our subsidiaries has a $35.6 million credit facility and an overdraft facility of $2.1 million with a bank. The credit facility provides for cash advances subject to limitations based upon eligible accounts receivable. The facilities expire March 31, 2003 and bear interest at LIBOR for the Great Britain pound (“GBP LIBOR”) plus 1.60% for the credit facility and GBP LIBOR plus 1.75% for the overdraft facility. As of March 31, 2002, there was an outstanding balance of $2.1 million under the overdraft facility and an outstanding balance of $26.2 million under the credit facility, and $0 was available under the facilities. The facility is secured by substantially all of the assets of the subsidiary. In connection with the system integration of the acquired United Kingdom entity with our Insight subsidiary in the United Kingdom (“Insight UK”) in April 2002, all of the sales in the United Kingdom operations are now invoiced by Insight UK. This has created a reduction in eligible

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

receivables and corresponding availability under this credit facility. We are currently evaluating alternative credit facilities for our operations in the United Kingdom.

         Our future capital requirements include financing the following: the growth of working capital items such as accounts receivable and inventories; improvements, equipment, furniture and fixtures for the United Kingdom facility purchased in 2001; the purchase of software enhancements; equipment, furniture and fixtures to accomplish future growth; and capital needs for potential acquisitions. We anticipate that cash flow from operations together with the funds available under our credit facilities will be adequate to support our presently anticipated cash and working capital requirements for operations in 2002. We may need additional debt or equity financing to continue funding our internal growth beyond 2002. In addition, as part of our growth strategy, we intend to consider appropriate acquisition opportunities from time to time, which may require additional debt or equity financing. All of our credit facilities expire in 2003, we do not have any commitments for additional financing and we cannot assure you that we will be able to obtain such financing to fund internal growth or acquisitions. Our ability to obtain additional financing in the future depends to a large degree on our ability to maintain sufficient cash flows.

Recently Issued Accounting Standards

         In June 2001, the FASB issued SFAS No. 141, Business Combinations, (“SFAS No. 141”) and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121 and, subsequently, SFAS No. 144 after its adoption.

         We adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 as of January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 was adopted in full, were not amortized in 2001. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized and tested for impairment prior to the adoption of SFAS No. 142 on January 1, 2002. In accordance with SFAS No. 142, all goodwill amortization was discontinued as of January 1, 2002.

         In accordance with SFAS No. 142, we are required to evaluate our existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. We are required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, we are required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. This analysis was completed and did not result in a reclassification or amortization period adjustments.

         In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement requires us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. We will then have until June 30, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication would exist that the reporting unit goodwill may be impaired and we would then be required to perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than December 31, 2002. In the second step, we must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of earnings.

         As of December 31, 2001, we had unamortized goodwill in the amount of approximately $108.7 million and unamortized identifiable intangible assets in the amount of $0, all of which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $1.9 million for the year ended December 31, 2001. We completed two business combinations in October 2001, resulting in goodwill of $83.6 million, which in accordance with SFAS No. 142 has not been amortized. We have not completed the analysis of adopting SFAS No. 142 but do not expect it to have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

         Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Part II — Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

INSIGHT ENTERPRISES, INC.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 13, 2002	INSIGHT ENTERPRISES, INC.

	By:	/s/ Timothy A. Crown

Timothy A. Crown Chief Executive Officer

	By:	/s/ Stanley Laybourne

Stanley Laybourne Chief Financial Officer, Secretary and Treasurer