Form 10-Q
period 2002-06-30
INSIGHT ENTERPRISES INC
filed 2002-08-14
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2002

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

Yes       No

         The number of shares outstanding of the issuer’s common stock as of August 6, 2002 was 46,064,661.

PART I – Financial Information
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Part II — Other Information
Item 1. Legal Proceedings
Item 2. Recent Sales of Unregistered Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Index to Exhibits
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 10.10
EX-99.1
EX-99.2

INSIGHT ENTERPRISES, INC.
FORM 10-Q QUARTERLY REPORT
Three Months Ended June 30, 2002

PART I – Financial Information
Item 1. Financial Statements

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,	December 31,
	2002	2001

	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$—	$31,868

Accounts receivable, net	470,289	296,749

Inventories, net	80,028	33,754

Deferred income taxes and other current assets	13,481	13,046

Total current assets	563,798	375,417

Property and equipment, net	123,198	105,663

Goodwill, net	174,855	108,731

Other assets	333	670

	$862,184	$590,481

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term debt and capital leases	$3,197	$3,009

Lines of credit	83,553	—

Accounts payable	282,764	172,872

Accrued expenses and other current liabilities	39,641	39,794

Total current liabilities	409,155	375,417

Long-term debt and capital leases, less current portion	14,756	16,228

Lines of credit	—	38,524

Deferred income taxes	1,209	—

Stockholders’ equity:

Preferred stock, $.01 par value, 3,000 shares authorized; no shares issued	—	—

Common stock, $.01 par value, 100,000 shares authorized; 46,865 shares at June 30, 2002 and 42,735 shares at December 31, 2001 issued and outstanding	469	427

Additional paid-in capital	255,973	170,982

Retained earnings	199,496	174,288

Accumulated other comprehensive income — foreign currency translation adjustment	4,435	(2,334)

Treasury stock, 812 shares at cost	(23,309)	(23,309)

Total stockholders’ equity	437,064	320,054

	$862,184	$590,481

See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net sales	$737,065	$504,826	$1,265,028	$1,062,329

Costs of goods sold	650,181	446,487	1,112,574	939,712

Gross profit	86,884	58,339	152,454	122,617

Operating expenses:

Selling and administrative expenses	63,950	38,515	109,682	78,549

Aborted IPO costs	—	1,354	—	1,354

Amortization	311	481	311	973

Earnings from operations	22,623	17,989	42,461	41,741

Non-operating expense (income), net	1,218	(60)	2,015	(18)

Earnings before income taxes	21,405	18,049	40,446	41,759

Income tax expense	8,262	6,981	15,238	16,405

Net earnings	$13,143	$11,068	$25,208	$25,354

Earnings per share:

Basic	$0.29	$0.27	$0.58	$0.61

Diluted	$0.28	$0.26	$0.56	$0.60

Shares used in per share calculation:

Basic	44,924	41,462	43,549	41,255

Diluted	46,363	42,577	44,991	42,414

See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:

Net earnings	$25,208	$25,354

Adjustments to reconcile net earnings to net cash provided by operating activities:

Depreciation and amortization	8,451	8,069

Tax benefit from stock options exercised	5,189	3,389

Provision for losses on accounts receivable	4,974	5,032

Provision for obsolete, slow moving and non-salable inventories	4,277	6,006

Deferred income taxes	(153)	(222)

Change in assets and liabilities, net of acquisitions:

(Increase) decrease in accounts receivable	(27,436)	35,135

(Increase) decrease in inventories	(1,436)	4,381

Decrease (increase) in other current assets	4,383	(2,776)

Decrease in other assets	312	595

Increase (decrease) in accounts payable	34,414	(30,587)

Decrease in accrued expenses and other current liabilities	(13,654)	(4,280)

Net cash provided by operating activities	44,529	50,096

Cash flows from investing activities, net of acquisitions:

Purchases of property and equipment	(9,653)	(13,665)

Purchase of Comark, Inc. and Comark Investments, Inc. (collectively, “Comark”)	(102,392)	—

Net cash used in investing activities	(112,045)	(13,665)

Cash flows from financing activities, net of acquisitions:

Net borrowings (repayment) on lines of credit	9,302	(19,000)

Net repayment of long-term debt and capital leases	(1,569)	(1,259)

Proceeds from sales of common stock through employee stock plans	27,844	10,413

Net cash provided by (used in) financing activities	35,577	(9,846)

Foreign currency impact on cash flow	71	(108)

(Decrease) increase in cash and cash equivalents	(31,868)	26,477

Cash and cash equivalents at beginning of period	31,868	24,917

Cash and cash equivalents at end of period	$—	$51,394

Supplemental disclosure of non-cash investing activity:

Common stock issued in connection with acquisition of Comark	$50,000	$—

Common stock issued to settle deferred compensation liability assumed in connection with the acquisition of Comark	$2,000	$—

See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.      Description of Business

         Insight Enterprises, Inc. (the “Company”) is a holding company with the following operating segments: the direct marketing segment (referred to as “Insight”) and the business process outsourcing segment (referred to as “Direct Alliance”).

         Insight is a direct marketer of computers, hardware and software with locations in the United States, Canada and the United Kingdom. Insight sells its products and services via a staff of customer-dedicated account executives utilizing proactive outbound telephone-based sales, a customer-focused “face-to-face” sales force, electronic commerce and marketing, and via the Internet.

         Direct Alliance is a business process outsourcing organization providing marketplace solutions in the areas of direct marketing, direct sales, finance and logistics using proprietary technology, infrastructure and processes.

2.      Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2002, the results of operations for the three and six months ended June 30, 2002 and 2001, and the cash flows for the six months ended June 30, 2002 and 2001. The condensed consolidated balance sheet as of December 31, 2001 was derived from the audited consolidated financial statements at such date. Certain amounts in the condensed consolidated financial statements have been reclassified to conform to the current presentation. The results of operations for such interim periods are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, including the related notes thereto, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

         The condensed consolidated financial statements include the accounts of Insight Enterprises, Inc. and its subsidiaries, which are primarily wholly-owned. Intercompany accounts and transactions have been eliminated in consolidation.

3.      Lines of Credit

         The Company amended its $100,000,000 credit facility with a finance company on April 25, 2002. The amended agreement provides for cash advances outstanding at any one time up to a maximum of $100,000,000 on the line of credit, subject to limitations based upon the Company’s eligible accounts receivable and inventories. Cash advances bear interest at London Interbank Offered Rate for the United States dollar (“US LIBOR”) plus 1.50% (3.34% at June 30, 2002) if the average monthly outstanding balance is less than $35,000,000, US LIBOR plus 2.00% (3.84% at June 30, 2002) if the average monthly outstanding balance is equal to or greater than $35,000,000 but less than $50,000,000 or US LIBOR plus 2.75% (4.59% at June 30, 2002) if the average monthly outstanding balance is equal to or greater than $50,000,000. Interest is payable monthly. The credit facility, up to a maximum outstanding balance of $40,000,000, can be used to facilitate the purchases of inventories from certain suppliers, and that portion is classified on the balance sheet as accounts payable. The credit facility expires February 2003 and is secured by substantially all the assets of the Company, except the assets of Comark. The credit facility contains various covenants including the requirement that the Company maintain a specified amount of tangible net worth as well as restrictions on transferring inventory and accounts receivable to Comark and restrictions on the payment of cash dividends. The Company was in compliance with all such covenants at June 30, 2002. As of June 30, 2002, $33,247,000 was outstanding under the credit facility of which $17,979,000

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

was used to facilitate the purchase of inventories and included in accounts payable. $66,753,000 was available under the credit facility at June 30, 2002.

         Comark, our recently acquired subsidiary, also has a credit facility with a bank. The credit facility provides for cash advances outstanding at any one time up to a maximum of $100,000,000, subject to limitations based upon Comark’s eligible accounts receivable. Cash advances bear interest, at Comark’s option, at the bank’s corporate base rate (3.63% at June 30, 2002), the swing-line rate (2.94% at June 30, 2002) or the bank’s US LIBOR-based rate (3.09% at June 30, 2002), payable quarterly. The credit facility expires April 2003 and is secured by substantially all of the assets of Comark. The credit facility contains various covenants, including the requirement that Comark maintain a specific dollar amount of tangible net worth and certain leverage and interest coverage ratios. Comark was in compliance with all such covenants at June 30, 2002. As part of the credit agreement, $50,000,000 was immediately borrowed against the facility and loaned to the Company as an additional source of funds for the acquisition of Comark. As of June 30, 2002, the outstanding balance was $67,200,000, and $32,800,000 was available under the line of credit.

         Action Limited (“Action”), a subsidiary of the Company in the United Kingdom, has an overdraft facility of $2,287,000 with a bank. The facility expires March 2003 and bears interest at London Interbank Offered Rate for the Great Britain pound plus 1.75% (5.75% at June 30, 2002). As of June 30, 2002, there was an outstanding balance of $1,085,000 and $1,202,000 was available under the overdraft facility. The facility is secured by substantially all of the assets of Action. The prior credit facility in the United Kingdom was terminated in April 2002 in connection with the integration of Action into Insight’s existing United Kingdom operations.

4.      Income Taxes

         Income tax expense as provided for the three and six months ended June 30, 2002 and 2001 is based upon the estimated annual income tax rate of the Company.

5.      Goodwill and Other Intangible Assets

Goodwill

         The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over the respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

         The Company’s goodwill balance of $108.7 million as of December 31, 2001 is in the direct marketing segment. Goodwill was tested for impairment as of January 1, 2002 and will be tested for impairment annually in the fourth quarter. As of January 1, 2002, there was no impairment of goodwill. The fair value of the direct marketing segment was estimated using a valuation based on a market approach, which takes into consideration market values of comparable publicly traded companies.

         Application of the provisions of SFAS No. 142 has affected the comparability of current period results of operations with prior periods because the goodwill in the direct marketing segment is no longer being amortized over a twenty-year period. Thus, the following transitional disclosures present net earnings and earnings per share, adjusted as shown below (in thousands, except per share amounts):

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2001	June 30, 2001

Net earnings	$11,068	$25,354

Add back: amortization of goodwill, net of taxes *	481	973

Adjusted net earnings	$11,549	$26,327

Basic earnings per share	$0.27	$0.61

Add back: amortization of goodwill, net of taxes *	0.01	0.02

Adjusted basic earnings per share	$0.28	$0.63

Diluted earnings per share	$0.26	$0.60

Add back: amortization of goodwill, net of taxes *	0.01	0.02

Adjusted diluted earnings per share	$0.27	$0.62

•     Amortization of goodwill was non-deductible for tax purposes; therefore, the tax component of the adjustment for amortization of goodwill is $0.

The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows (in thousands):

Balance as of December 31, 2001	$108,731

Goodwill acquired during the year	66,287

Goodwill adjustments related primarily to lease termination settlements	(5,026)

Foreign currency impact on goodwill	4,863

Balance as of June 30, 2002	$174,855

Other Intangible Assets

         Based on preliminary estimates for fair value of intangible assets obtained in connection with the acquisition of Comark, the Comark trade name has been assigned a value of $1,400,000, which represents its gross carrying amount at June 30, 2002. Amortization expense, for the three and six months ended June 30, 2002, and accumulated amortization at June 30, 2002 were $311,000. Given an estimated useful life of 9 months, we expect amortization expense for the years ended December 31, 2002 and 2003 to total $1,244,000 and $156,000, respectively.

6.      Acquisition

         On April 25, 2002, the Company acquired all of the outstanding stock of Comark pursuant to a Stock Purchase Agreement. Under the Agreement, the base purchase price was $150,000,000, subject to adjustments for: 1) an $85,500,000 minimum net book value requirement for Comark as of April 25, 2002; and 2) certain contingent payments pursuant to which the previous owners of Comark could be paid up to an additional $3,600,000 based on the post-closing performance of Comark during the period from April 25, 2002 to December 31, 2003. The purchase price was paid by delivery of $100,000,000 in cash and 2,306,964 shares of the Company’s common stock valued at $50,000,000. The original purchase price of $150,000,000 has subsequently been reduced by $780,388 due to Comark not meeting the minimum net book value requirement of $85,500,000 on the date of acquisition. The reduction in the purchase price will be refunded in cash.

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

         Founded in 1977 and headquartered in Bloomingdale, Illinois, Comark is a reseller of brand name computers, peripherals, networking products, storage products, software and accessories. Comark also provides services such as asset management, configuration and integration, network design and consulting, installations, moves, adds and changes, network monitoring, system integration, enterprise consulting, hardware maintenance and voice/video/data integration. Comark markets to medium-to-large enterprises, educational customers, federal, state and local government agencies, small businesses and certain corporate resellers. Its principal customers are medium-to-large enterprises. As a result of the acquisition, the Company has expanded its customer base in the United States and expects to reduce costs through economies of scale. The Company has recorded total goodwill of $66,287,000 for this acquisition, which is expected to be deductible for tax purposes.

         The following table summarizes the purchase price and the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining valuations of certain intangible assets; therefore, the allocation of the purchase price is subject to refinement.

Purchase price paid as:		(in 000's)

Borrowings on lines of credit		$99,220

Common stock		23

Additional paid-in capital		49,977

Acquisition costs		3,172

Total purchase price		152,392

Fair value of net assets acquired:

Current assets	$197,435

Intangible assets – trade name	1,400

Property and equipment	14,443

Other assets	264

Current liabilities	(127,437)

Total fair value of net assets acquired		86,105

Excess purchase price over fair value of net assets acquired (“goodwill”)		$66,287

         Based on preliminary estimates for fair value of intangible assets, the Comark trade name has been assigned a value of $1,400,000 and a useful life of nine months. This value and useful life may be adjusted once the final valuations are completed.

         The Company has consolidated the results of operations for Comark since its acquisition on April 25, 2002. The following table reports pro forma information as if the acquisition of Comark had been completed at the beginning of the stated period.

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

		Three		Six
		Months Ended June 30,		Months Ended June 30,

		2002	2001	2002	2001

		(in thousands, except per share data)
Net sales	As reported	$737,065	$504,826	$1,265,028	$1,062,329

	Pro forma	$838,047	$871,979	$1,700,303	$1,796,597

Net earnings	As reported	$13,143	$11,068	$25,208	$25,354

	Pro forma	$14,690	$14,673	$30,479	$30,456

Diluted earnings per share	As reported	$0.28	$0.26	$0.56	$0.60

	Pro forma	$0.30	$0.33	$0.64	$0.68

         Pro forma adjustments have been made to a) eliminate historical sales and cost of sales between the Company and Comark; b) reflect amortization of identifiable intangible assets; c) reflect increased interest expense associated with the cash paid for the acquisition; d) reflect addition shares of common stock issued as part of the purchase price; and e) to reflect income taxes on the net earnings of Comark, which previously was a Subchapter S Corporation.

7.      Subsequent Event

         The Company has been named in a lawsuit filed in the United States District Court, District of Arizona, by a stockholder alleging violations of Section 10(b) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder. Plaintiff in this action alleges the Company and certain of its officers made false and misleading statements pertaining to its business, operations and management in an effort to inflate the price of its common stock. The lawsuit also names Eric J. Crown, the Company’s Chairman of the Board of Directors; Timothy A. Crown, the Company’s Chief Executive Officer and a director; and Stanley Laybourne, the Company’s Chief Financial Officer, Secretary, Treasurer and a director; as co-defendants. In the complaint, which was served on the Company August 5, 2002, the plaintiff seeks class action status to represent all buyers of the Company’s common stock from April 26, 2002 to July 17, 2002. The Company is preparing its response to the allegations as set forth in the lawsuit and intends to defend the lawsuit vigorously. In addition, the Company has been informed that a second complaint has been filed against it with respect to these matters and related matters. The Company has not yet been served with the complaint, and has not yet had sufficient time to review the complaint. The costs associated with defending the allegations in these lawsuits and the potential outcome cannot be determined at this time and, accordingly, no estimate for such costs have been included in these financial statements.

8.      Recently Issued Accounting Pronouncements

         In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146, Accounting for Exit or Disposal Activities (“SFAS No. 146”), which addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are voluntarily terminated under the terms of one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is in the process of evaluating the adoption of SFAS No. 146 and its impact on the financial position or results of operations of the Company.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations may be “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. These forward-looking statements may include projections of matters that affect net sales, gross profit, operating expenses or net earnings; projections of capital expenditures; projections of growth; hiring plans; plans for future operations; financing needs or plans; plans relating to our products; and assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking information. Some of the important factors that could cause our actual results to differ materially from those projected in forward-looking statements made by us include, but are not limited to, the following: risks associated with past and future acquisitions, management of growth, current economic conditions affecting our industry, reliance on information and telephone systems, reliance on suppliers, changes in supplier reimbursement programs, competition, short-term credit facilities, reliance on outsourcing clients, changing methods of distribution, dependence on key personnel, international operations, rapid change in product standards, inventory obsolescence, sales or use tax collection and litigation. These factors are discussed in greater detail below under “Factors That May Affect Future Results And Financial Condition”. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

         Insight Enterprises, Inc. is a holding company with the following operating segments: the direct marketing segment (referred to as “Insight”) and the business process outsourcing segment (referred to as “Direct Alliance”).

         Insight is a direct marketer of computers, hardware and software with operations in the United States, Canada and the United Kingdom. Insight sells its products and services via a staff of customer-dedicated account executives utilizing proactive outbound telephone-based sales, a customer-focused “face-to-face” sales force, electronic commerce and marketing and via the Internet. We expanded our direct marketing segment in October 2001 when we acquired Action plc (“Action”), a United Kingdom-based direct marketer of computers and computer related products and Kortex Computer Centre ltd. (“Kortex”), a Canada-based direct marketer of computers and computer related products. Additionally, in April 2002, we acquired Comark, Inc. and Comark Investments, Inc. (collectively, “Comark”), a direct marketer of computers and computer related products in the United States to further expand our direct marketing segment. The results of operations of Action, Kortex and Comark have been included in the results of operations since their respective dates of acquisition. Accordingly, the results of operations for Action and Kortex are reflected in the three and six months ended June 30, 2002 but not the three and six months ended June 30, 2001. The results of operations for Comark are reflected since April 25, 2002 in the three and six months ended June 30, 2002 but are not reflected in the three and six months ended June 30, 2001.

         Direct Alliance is a business process outsourcing organization providing marketplace solutions in the areas of direct marketing, direct sales, finance and logistics using proprietary technology, infrastructure and processes.

Critical Accounting Policies

         Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the periods presented. The significant accounting policies which we believe are the most critical to fully understand and evaluate our reported financial results include the following:

         Sales Recognition

         We adhere to guidelines and principles of sales recognition described in Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”) issued by the staff of the Securities and Exchange Commission (the “SEC”) in December 1999 and adopted by us effective January 1, 2000. The majority of Insight’s sales are product sales recognized upon shipment and corresponding passing of title to the customer. We make provisions for estimated product returns that we expect to occur under our return policy, based upon historical return rates. Should customers return a different amount of product than originally estimated, our future net sales are adjusted to reflect historical return rates. Insight sells certain third-party service contracts and software assurance or subscription products. These sales do not meet the criteria for gross sales recognition as defined in SAB 101 and thus are recorded on a net basis. As we enter into contracts with third-party service providers or vendors, we must evaluate whether the subsequent sales of such services should be recorded as gross sales or net sales in accordance with the sales recognition criteria outlined in SAB 101. Under gross sales recognition, the entire selling price is recorded in sales and our cost to the third-party service provider or vendor is recorded in costs of goods sold. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to sales resulting in net sales equal to the gross profit on the transaction and there is no costs of goods sold. Direct Alliance’s outsourcing arrangements are service fee based whereby we derive net sales based primarily upon a cost plus arrangement and a percentage of the sales price from products sold. Also, as an accommodation to select clients, Direct Alliance purchases product from suppliers and immediately resells the product to clients for ultimate resale to the client’s customer. These product sales (referred to as “pass-through product sales”) to our clients are transacted at little or no gross margin and the selling price to our client is recorded in net sales with the cost payable to the supplier recorded in cost of goods sold.

         Goodwill and Other Intangible Assets

         Goodwill represents the excess of purchase price over the fair value of the net assets acquired. Certain estimates and judgments are necessary to determine the fair market value of assets and liabilities acquired. Until December 31, 2001, goodwill arising from acquisitions completed prior to July 1, 2001 was amortized on a straight-line basis over the expected periods to be benefited, generally twenty years. Goodwill was reviewed for impairment whenever facts or circumstances indicated that the carrying amounts may not be recoverable, based on an evaluation of the estimated future undiscounted cash flows associated with the underlying business operation compared to the carrying amount of the goodwill to determine if a write-down is required. If such an assessment indicated that the undiscounted future cash flows would not be recovered, the carrying amount was reduced to the estimated fair value. On January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over the respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

         Our goodwill is in the direct marketing segment. Goodwill was tested for impairment as of January 1, 2002 and will be tested for impairment annually in the fourth quarter. As of January 1, 2002, there was no impairment of goodwill. The fair value of the direct marketing segment was estimated using a valuation based on a market approach, which takes into consideration market values of comparable publicly traded companies.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

         Allowances for Doubtful Accounts

         We maintain allowances for doubtful accounts for estimated losses on customer and vendor receivables based on historical write-offs, evaluation of the aging of the receivables and the current economic environment. Should actual collections of customer and vendor receivables differ from our estimates, adjustments to the allowances for doubtful accounts would be necessary.

         Inventories Provisions

         We make provisions on an ongoing basis for obsolete, slow moving and non-salable inventories based on the difference between the carrying amount of the inventories and market value based on estimated future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by us, additional write-downs of inventories would be required.

Results of Operations

The following table sets forth for the periods indicated certain financial data of Insight Enterprises, Inc. as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%

Costs of goods sold	88.2	88.4	87.9	88.5

Gross profit	11.8	11.6	12.1	11.5

Operating expenses:

Selling and administrative expenses	8.7	7.6	8.7	7.4

Aborted IPO costs	—	0.3	—	0.1

Amortization of goodwill	—	0.1	—	0.1

Earnings from operations	3.1	3.6	3.4	3.9

Non-operating expense (income), net	0.2	—	0.2	—

Earnings before income taxes	2.9	3.6	3.2	3.9

Income tax expense	1.1	1.4	1.2	1.5

Net earnings	1.8%	2.2%	2.0%	2.4%

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

         Net Sales. Net sales increased $232.2 million, or 46%, to $737.0 million for the three months ended June 30, 2002 from $504.8 million for the three months ended June 30, 2001. Insight represented 97% and 95% of total net sales for the three months ended June 30, 2002 and 2001, respectively. Direct Alliance represented the remaining 3% and 5% of total net sales for the three months ended June 30, 2002 and 2001, respectively.

         Insight’s net sales increased $231.6 million, or 48%, to $713.2 million for the three months ended June 30, 2002 from $481.6 million for the three months ended June 30, 2001. The increase was due to the net sales from Action and Kortex, which were acquired in the fourth quarter of 2001 and the net sales from Comark, which was acquired on April 25, 2002. This increase was partially offset by a decrease in net sales in our base North American operations due to a decline in overall information technology spending, an increase in the proportion of certain software products and third-party services that are recorded as net sales (as described under Critical

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Accounting Policies – Sales Recognition) and an increased focus on maximizing gross margin by minimizing the volume of unprofitable sales. Insight’s average order size increased slightly to $1,263 for the three months ended June 30, 2002 from $1,256 for the three months ended June 30, 2001 primarily resulting from an increase in larger enterprise customers with the acquisition of Comark and an increase in computers, notebooks and servers as a percentage of our total product mix from 30% for the three months ended June 30, 2001 to 31% for the three months ended June 30, 2002. This increase was partially offset by decreases in average selling prices. North American sales represented 88% and 93% of Insight’s net sales for the three months ended June 30, 2002 and 2001, respectively, with the remaining sales generated in Europe. The increase in the percentage of net sales generated in Europe was due to the net sales of Action which was acquired in the fourth quarter of 2001.

         Sales to businesses, including government and education, were 99% of Insight’s net sales in the three months ended June 30, 2002 and 98% of Insight’s net sales for the three months ended June 30, 2001. Insight had 2,241 account executives at June 30, 2002, with 1,971 in North America and 270 in Europe, increases from 1,823, 1,621 and 202, respectively, at June 30, 2001. Insight reduced its number of account executives in the United States during the last half of 2001 in response to slowing sales growth rates. These decreases were offset by the addition of account executives added in connection with acquired entities.

         Net sales derived from Direct Alliance, our outsourcing business, increased $662,000, or 3%, to $23.8 million for the three months ended June 30, 2002 from $23.2 million for the three months ended June 30, 2001. Service fees increased 4.9% to $21.3 million for the three months ended June 30, 2002 from $20.3 million for the three months ended June 30, 2001. Pass-through product sales decreased 11.9% from $2.8 million to $2.5 million for the three months ended June 30, 2001 and 2002, respectively. For the three months ended June 30, 2002, one outsourcing client accounted for approximately 57% of Direct Alliance’s net sales. For the three months ended June 30, 2002, the three largest outsourcing clients accounted for approximately 96% of Direct Alliance’s net sales.

         Gross Profit. Gross profit increased $28.6 million, or 49%, to $86.9 million for the three months ended June 30, 2002 from $58.3 million for the three months ended June 30, 2001. As a percentage of net sales, gross profit increased from 11.6% for the three months ended June 30, 2001 to 11.8% for the three months ended June 30, 2002. Insight’s gross profit, as a percentage of net sales, increased from 11.0% for the three months ended June 30, 2001 to 11.5% for the three months ended June 30, 2002. Direct Alliance’s gross profit, as a percentage of net sales, decreased from 24.0% for the three months ended June 30, 2001 to 21.0% for the three months ended June 30, 2002. The majority of the overall increase in gross profit as a percentage of net sales is due to enhanced product margins and an increase in sales of certain software assurance products and third party services with net sales recognition. The net reporting of these products and services resulted in an increase of gross profit as a percentage of sales of 0.45%. These increases were offset slightly by lower gross margins in sales to large enterprise customers contributed by the acquisition of Comark and a reduction in supplier reimbursement funds recorded as an offset to cost of goods sold. Other components of costs of goods sold remained relatively constant as a percentage of net sales. We expect our future gross profit percentage to fluctuate depending on factors such as industry-wide pricing pressures, supplier reimbursement programs, pricing/selling strategies and customer, product and services mix.

         Operating Expenses.

         Selling and Administrative Expenses. Selling and administrative expenses increased $25.5 million, or 66.0%, to $64.0 million for the three months ended June 30, 2002 from $38.5 million for the three months ended June 30, 2001, and increased as a percentage of net sales to 8.7% for the three months ended June 30, 2002 from 7.6% for the three months ended June 30, 2001. Selling and administrative expenses as a percentage of net sales for Insight were 8.8% for the three months ended June 30, 2002 and 7.7% for the three months ended June 30, 2001. The increase in selling and administrative expenses at Insight was due primarily to selling and

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

administrative expenses attributable to acquired entities and higher than usual selling and administrative expenses in the United Kingdom as a percentage of net sales. This increase was offset by a reduction in selling and administrative expenses due to cost savings initiatives, including a reduction in staff at Insight’s North American operations during the last half of 2001. Selling and administrative expenses as a percentage of net sales for Direct Alliance were 3.8% for the three months ended June 30, 2002 and 6.5% for the three months ended June 30, 2001. The decrease in selling and administrative expenses at Direct Alliance is due to cost savings initiatives, including some reductions in staff, and an increase in the amount of expenses directly attributable to specific projects, which are included in costs of goods sold rather than selling and administrative expenses.

         Overall unassisted web sales at Insight decreased to 9.5% of net sales for the three months ended June 30, 2002 from 11.3% for the three months ended June 30, 2001 due to the acquisition of Comark, which transacts virtually no unassisted web sales. Excluding the acquisition of Comark, unassisted web sales increased as a percentage of sales over the same period in the prior year. An increase in the percentage of unassisted web sales reduce selling and administrative expenses as these sales are transacted without the assistance of an account executive. The percentage of shipments made using electronic “direct ship” programs with our suppliers decreased to 61% for the three months ended June 30, 2002 from 72% for the three months ended June 30, 2001 due to the acquired entities, which process fewer direct shipments. Direct shipments from suppliers to our customers reduce selling and administrative expenses but increase costs of goods sold due to increased prices charged by suppliers for this service.

         Aborted IPO Costs. We withdrew our planned initial public offering and spin-off of Direct Alliance on June 6, 2001. We recorded a pre-tax charge of $1.4 million in operating expenses during the three months ended June 30, 2001 related to the costs of the aborted IPO.

         Amortization. In accordance with SFAS No.142, the amortization of goodwill was discontinued as of January 1, 2002 and therefore there was no goodwill amortization expense recorded for the three months ended June 30, 2002. Goodwill amortization expense was $481,000 for the three months ended June 30, 2001. The decrease in goodwill amortization was offset partially by $311,000 of amortization of intangible assets obtained in connection with the acquisition of Comark.

         Non-Operating Expense (Income), Net. Non-operating expense (income), net, which consists primarily of interest expense and interest income, increased to $1.2 million of expense for the three months ended June 30, 2002 from $60,000 of income for the three months ended June 30, 2001. Interest expense of $883,000 and $446,000 for the three months ended June 30, 2002 and 2001, respectively, primarily relates to borrowings associated with our credit facilities which are used to finance acquisitions, working capital and capital expenditures. Interest expense has increased due to the financing of acquisitions and the assumption of interest-bearing debt in connection with acquisitions, offset partially by a decline in interest rates. Interest income of $31,000 and $666,000 for the three months ended June 30, 2002 and 2001, respectively, was generated through short-term investments, some of which are investment grade tax-advantaged bonds. The decrease in interest income is due to the decrease in average short-term investments and the decrease in interest rates earned on short-term investments.

         Income Tax Expense. The Company’s effective tax rate was 38.6% for the three months ended June 30, 2002 and 38.7% for the three months ended June 30, 2001. The effective tax rate was reduced by the elimination of losses in our German operation (due to its closure during the fourth quarter of 2001), the elimination of goodwill amortization and a reduction in Canadian tax rates. The reduction in the effective tax rate was offset by the recognition of tax benefits on foreign operating losses at a lower effective tax rate than that of the United States as well as a higher state income tax rate for the acquired Comark operations.

         Net Earnings. Net earnings increased $1.2 million, or 10%, to $13.1 million for the three months ended June 30, 2002 from $11.9 million, excluding the effect of an $830,000, net of tax, aborted IPO charge for the three months ended June 30, 2001. Diluted earnings per share were $0.28 for the three months ended June 30,

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

2002 and June 30, 2001, excluding the one-time charge for aborted IPO costs in the three months ended June 30, 2001. Net earnings for Insight increased 13% to $10.6 million for the three months ended June 30, 2002 from $9.4 million for the three months ended June 30, 2001. Net earnings for Direct Alliance increased 3% to $2.52 million for the three months ended June 30, 2002 from $2.45, million, excluding the one-time charge for aborted IPO costs in the three months ended June 30, 2001.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

         Net Sales. Net sales increased $202.7 million, or 19%, to $1,265.0 million for the six months ended June 30, 2002 from $1,062.3 million for the six months ended June 30, 2001. Insight represented 96% and 95% of the total net sales for the six months ended June 30, 2002 and 2001, respectively. Direct Alliance represented the remaining 4% and 5% of total net sales for the six months ended June 30, 2002 and 2001, respectively.

         Insight’s net sales increased $202.5 million, or 20%, to $1,215.5 million for the six months ended June 30, 2002 from $1,013.0 million for the six months ended June 30, 2001. The increase was due to the net sales from Action and Kortex, which were acquired in the fourth quarter of 2001 and net sales from Comark, which was acquired on April 25, 2002. This increase was partially offset by a decrease in net sales in our base North American operations due to a decline in overall information technology spending, an increase in the proportion of certain software products and third-party services that are recorded as net sales (as described under Critical Accounting Policies – Sales Recognition) and an increased focus on maximizing gross margin by minimizing the volume of unprofitable sales. North American sales represented 83% and 93% of Insight’s net sales for the six months ended June 30, 2002 and 2001, with the remaining net sales generated in Europe. The increase in the percentage of net sales in Europe was due to net sales from Action, which was acquired in the fourth quarter of 2001.

         Net sales derived from Direct Alliance, our outsourcing business, increased $239,000, to $49.5 million for the six months ended June 30, 2001 from $49.3 million for the six months ended June 30, 2001. Service fees increased 3.1% to $43.4 million for the six months ended June 30, 2002 from $42.1 million for the six months ended June 30, 2001. Pass-through product sales decreased 15.1% from $7.2 million to $6.1 million for the six months ended June 30, 2001 and 2002, respectively. For the six months ended June 30, 2002, one outsourcing client accounted for approximately 55% of Direct Alliance’s net sales. For the six months ended June 30, 2002, the three largest outsourcing clients accounted for approximately 93% of Direct Alliance’s net sales.

         Gross Profit. Gross profit increased $29.9 million, or 24%, to $152.5 million for the six months ended June 30, 2002 from $122.6 million for the six months ended June 30, 2001. As a percentage of net sales, gross profit increased from 11.5% for the six months ended June 30, 2001 to 12.1% for the six months ended June 30, 2002. Insight’s gross profit, as a percentage of net sales, increased from 11.0% for the six months ended June 30, 2001 to 11.7% for the six months ended June 30, 2002. Direct Alliance’s gross profit, as a percentage of net sales, decreased from 22.3% for the six months ended June 30, 2001 to 21.0% for the six months ended June 30, 2002. The majority of the increase in gross profit as a percentage of net sales at Insight is due to enhanced product margins and an increase in sales of certain software assurance products and third party services with net sales recognition. The net reporting of these products and services resulted in an increase of gross profit as a percentage of sales of 0.36%. These increases were offset slightly by lower gross margins in the sales to large enterprise customers contributed by the acquisition of Comark and a reduction in supplier reimbursement funds recorded as an offset to cost of goods sold. Other components of costs of goods sold remained relatively constant as a percentage of net sales. We expect our future gross profit percentage to fluctuate depending on factors such as industry-wide pricing pressures, supplier reimbursement programs, pricing/selling strategies and customer, product and services mix.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

         Operating Expenses.

         Selling and Administrative Expenses. Selling and administrative expenses increased $31.2 million, or 38%, to $109.7 million for the six months ended June 30, 2002 from $78.5 million for the six months ended June 30, 2001. Selling and administrative expenses as a percentage of net sales were 8.7% for the six months ended June 30, 2002, an increase from 7.4% for the six months ended June 30, 2001. Selling and administrative expenses as a percentage of net sales for Insight were 8.8% for the six months ended June 30, 2002 and 7.5% for the six months ended June 30, 2001. The increase in the selling and administrative expenses at Insight was due to selling and administrative expenses attributable to acquired entities and higher than usual selling and administrative expenses in the United Kingdom as a percentage of net sales during the second quarter of 2002. This increase was offset by a reduction in selling and administrative expenses due to cost savings initiatives, including a reduction in staff at Insight’s North American operations during the last half of 2001. Selling and administrative expenses as a percentage of net sales for Direct Alliance were 4.4% for the six months ended June 30, 2002 and 6.4% for the six months ended June 30, 2001. The decrease in selling and administrative expenses at Direct Alliance is due to cost savings initiatives, including some reductions in staff, and an increase in the amount of expenses directly attributable to specific projects, which are included in costs of goods sold rather than selling and administrative expenses.

         Aborted IPO Costs. We withdrew our planned initial public offering and spin-off of Direct Alliance Corporation on June 6, 2001. We recorded a pre-tax charge of $1.4 million in operating expenses during the six months ended June 30, 2001 related to the costs of the aborted IPO.

         Amortization. In accordance with SFAS No.142, the amortization of goodwill was discontinued as of January 1, 2002 and therefore there was no goodwill amortization expense recorded for the six months ended June 30, 2002. Goodwill amortization expense was $973,000 for the six months ended June 30, 2001. The decrease in goodwill amortization was offset partially by $311,000 of amortization of intangible assets obtained in connection with the acquisition of Comark.

         Non-Operating Expense (Income), Net. Non-operating expense (income), net, which consists primarily of interest income and interest expense, increased to $2.0 million of expense for the six months ended June 30, 2002 from $18,000 of income for the six months ended June 30, 2001. Interest expense of $1.7 million and $845,000 for the six months ended June 30, 2002 and 2001, respectively, primarily relates to borrowings associated with our credit facilities which are used to finance working capital, acquisitions and capital expenditures. Interest expense has increased due to the financing of acquisitions and the assumption of interest-bearing debt in connection with acquisitions, offset partially by a decline in interest rates. Interest income of $190,000 and $1.1 million for the six months ended June 30, 2002 and 2001, respectively, was generated by the Company through short-term investments, some of which are investment grade tax-advantaged bonds. The decrease in interest income is due to the decrease in average short-term investments and the decrease in interest rates earned on short-term investments.

         Income Tax Expense. The Company’s effective tax rate was 37.7% and 39.3% for the six months ended June 30, 2002 and 2001, respectively. The effective tax rate was reduced by the elimination of losses in our German operation (due to its closure during the fourth quarter of 2001), the elimination of goodwill amortization, and a reduction in Canadian tax rates. The reduction in the effective tax rate was offset partially by the recognition of tax benefits on foreign operating losses at a lower effective tax rate than that of the United States as well as a higher state income tax rate for the acquired Comark operations.

         Net Earnings. Net earnings decreased $1.0 million, or 4%, to $25.2 million, for the six months ended June 30, 2002 from $26.2 million, excluding the effect of an $830,000, net of tax, aborted IPO charge, for the six months ended June 30, 2001. Diluted earnings per share decreased 10% to $0.56 for the six months ended June 30, 2002 from $0.62, excluding the one-time charge for aborted IPO costs, for the six months ended June 30, 2001. Net earnings for Insight decreased 6% to $20.2 million for the six months ended June 30, 2002 from $21.5

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

million for the six months ended June 30, 2001. Net earnings for Direct Alliance increased 6% to $5.02 million for the six months ended June 30, 2002 from $4.74 million, excluding the one-time charge for aborted IPO costs, for the six months ended June 30, 2001.

Seasonality

         Although we historically have experienced variability in the rates of sales growth, we have not experienced material seasonality in our overall business during the past several years due to the large percentage of our sales to businesses customers. As we increase sales to government organizations and educational institutions, we may experience additional seasonality in our overall business, as these customers tend to increase purchases during the third quarter of the calendar year.

Liquidity and Capital Resources

         Our primary capital needs have been to fund the working capital requirements and capital expenditures necessitated by our sales growth and to provide capital for potential acquisitions. Capital expenditures for the six months ended June 30, 2002 and 2001 were $9.7 million and $13.7 million, respectively. Capital expenditures for the six months ended June 30, 2002 primarily relate to capitalized costs of computer software developed for internal use, purchases of computer equipment and capital improvements to our facility in the United Kingdom, which we purchased in 2001. Capital expenditures for the six months ended June 30, 2001 primarily relate to purchases of office furniture and equipment and capitalized costs of computer software developed for internal use.

         Our net cash provided by operating activities was $44.5 million for the six months ended June 30, 2002 compared to $50.1 million for the six months ended June 30, 2001. The positive cash flow in the current period was primarily due to $25.2 million in net earnings, $34.4 million increase in accounts payable, $9.2 million in provisions for inventories and accounts receivable, $8.5 million in depreciation and amortization and $5.2 million in tax benefit from stock options that were exercised. These funds were used to fund a $27.4 million increase in accounts receivables and a $13.7 million decrease in accrued expenses and other current liabilities.

         We amended our $100,000,000 credit facility with a finance company on April 25, 2002. The amended agreement provides for cash advances outstanding at any one time up to a maximum of $100,000,000 on the line of credit, subject to limitations based upon our eligible accounts receivable and inventories. Cash advances bear interest at London Interbank Offered Rate for the United States dollar (“US LIBOR”) plus 1.50% (3.34% at June 30, 2002) if the average monthly outstanding balance is less than $35,000,000, US LIBOR plus 2.00% (3.84% at June 30, 2002) if the average monthly outstanding balance is equal to or greater than $35,000,000 but less than $50,000,000 or US LIBOR plus 2.75% (4.59% at June 30, 2002) if the average monthly outstanding balance is equal to or greater than $50,000,000. Interest is payable monthly. The credit facility, up to a maximum outstanding balance of $40,000,000, can be used to facilitate the purchases of inventories from certain suppliers, and that portion is classified on the balance sheet as accounts payable. The credit facility expires February 2003 and is secured by substantially all of our assets, except the assets of Comark. The credit facility contains various covenants including the requirement that we maintain a specified amount of tangible net worth as well as restrictions on transferring inventory and accounts receivable to Comark and restrictions on the payment of cash dividends. We were in compliance with all such covenants at June 30, 2002. As of June 30, 2002, $33,247,000 was outstanding under the credit facility of which $17,979,000 was used to facilitate the purchase of inventories and included in accounts payable. $66,753,000 was available under the credit facility at June 30, 2002.

Comark, our recently acquired subsidiary, also has a credit facility with a bank. The credit facility provides for cash advances outstanding at any one time up to a maximum of $100,000,000, subject to limitations based upon Comark’s eligible accounts receivable. Cash advances bear interest, at Comark’s option, at the bank’s corporate base rate (3.63% at June 30, 2002), the swing-line rate (2.94% at June 30, 2002) or the bank’s US LIBOR-based rate (3.09% at June 30, 2002), payable quarterly. The credit facility expires April 23, 2003 and is secured by substantially all of the assets of Comark. The credit facility contains various covenants, including the requirement

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

that Comark maintain a specific dollar amount of tangible net worth and certain leverage and interest coverage ratios. Comark was in compliance with all such covenants at June 30, 2002. As part of the credit agreement, $50,000,000 was immediately borrowed against the facility and loaned to us as an additional source of funds for the acquisition of Comark. As of June 30, 2002, the outstanding balance was $67,200,000, and $32,800,000 was available under the line of credit.

         Action Limited (“Action”), a subsidiary in the United Kingdom, has an overdraft facility of $2,287,000 with a bank. The facility expires March 2003 and bears interest at London Interbank Offered Rate for the Great Britain pound plus 1.75% (5.75% at June 30, 2002). As of June 30, 2002, there was an outstanding balance of $1,085,000 and $1,202,000 was available under the overdraft facility. The facility is secured by substantially all of the assets of Action. The prior credit facility in the United Kingdom was terminated in April 2002 in connection with the integration of Action into Insight’s existing United Kingdom operations.

         Our future capital requirements include financing the following: the growth of working capital items such as accounts receivable and inventories; improvements, equipment, furniture and fixtures for the United Kingdom facility purchased in 2001; the purchase and internal development of software enhancements; equipment, furniture and fixtures to support future growth; and capital needs for potential acquisitions and integration of recent acquisitions. We anticipate that cash flow from operations together with the funds available under our credit facilities will be adequate to support our presently anticipated cash and working capital requirements for operations in 2002. We may need additional debt or equity financing to continue funding our internal growth beyond 2002. In addition, as part of our growth strategy, we intend to consider appropriate acquisition opportunities from time to time, which may require additional debt or equity financing. All of our credit facilities expire in 2003. We do not have any commitments for additional financing and we cannot assure you that we will be able to obtain such financing on terms acceptable to us or at all to fund internal growth or acquisitions. Our ability to obtain financing in the future depends to a large degree on our ability to maintain sufficient cash flows.

Factors That May Affect Future Results and Financial Condition

         Risks associated with past and future acquisitions. We recently completed the acquisitions of Comark, Inc. and Comark Investments, Inc. (collectively, “Comark”), in the United States, Action, plc (“Action”) in the United Kingdom and Kortex Computer Centre Ltd. in Canada. Acquisitions involve numerous risks, including difficulties in the assimilation of operations of the acquired company, the diversion of management’s attention from other business concerns, risks of entering markets in which we have had no or only limited direct experience, assumption of unknown liabilities and the potential loss of key employees and/or customers of the acquired company, all of which in turn could have a material adverse effect on our business, results of operations and financial condition. In addition, our strategy includes the possible acquisition of other businesses to expand or complement our operations. The magnitude, timing and nature of any future acquisitions will depend on a number of factors, including the availability of suitable acquisition candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. There is no assurance that we will identify acquisition candidates that would result in successful combinations or that any such acquisitions will be consummated on acceptable terms. Any future acquisitions may result in potentially dilutive issuance of equity securities, the incurrence of additional debt and amortization of expenses related to identifiable intangible assets, all of which could affect our profitability adversely.

         Management of growth. Since our inception, we have experienced substantial changes in and expansion of our business and operations through both acquisitions such as Comark and Action, which collectively are now a material portion of our business, and internal growth. The Comark and Action acquisitions have placed, and any future acquisitions may place, significant demands on our operational, financial, administrative and other resources. For example, we will need to integrate our information systems with those of Comark in order to realize the efficiencies we expected when we acquired Comark. Additionally, we are currently working on a cost reduction program in the United Kingdom due to recent operating losses experienced in our United Kingdom operations. These operating losses resulted in the resignations, at our request, of both the President and Chief

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating Officer of our United Kingdom operations. Our operating expenses and staffing levels have increased and are expected to increase in the future as our business grows. In particular, we have retained a significant percentage of the Comark employees and there can be no assurance that such persons will perform to our expectations. There can also be no assurance that we will be able to successfully replace the executives in the United Kingdom. Competition for highly qualified personnel is intense, and there can be no assurance that we will be able to continue to attract, assimilate and retain qualified persons in the future. In addition, we expect that any future expansion will continue to challenge our ability to hire, train, motivate and manage our employees. We also expect over time to expend considerable resources to expand/convert our information system and to implement a variety of new systems and procedures. System conversion decisions may result in write-downs of existing systems that will not be used after the integration or conversion. If our sales do not increase in proportion to our operating expenses, our information systems do not expand to meet increasing demands, or we fail to attract, assimilate and retain qualified personnel or otherwise fail to manage our expansion effectively, there would be a material adverse effect on our business, results of operations and financial condition. There can be no assurance that we will achieve our growth strategy.

         Current economic conditions affecting our industry. Our results of operations are influenced by a variety of factors, including general economic conditions, the condition of the computer and related products industry, shifts in demand for or availability of computer and related products and industry introductions of new products, upgrades or methods of distribution. The computer industry in general has felt the effects of the slowdown in the United States economy and we specifically have seen a decrease in demand for the products we sell. Sales can be dependent on specific product categories, and any change in demand for or supply of such products could have a material adverse effect on our sales if we fail to react in a timely manner to such changes. Our operating results are also highly dependent upon our level of gross profit as a percentage of net sales which fluctuates due to numerous factors, including changes in prices from suppliers, reductions in the amount of supplier reimbursements that are made available, changes in customer mix, the relative mix of products sold during the period, general competitive conditions, the availability of opportunistic purchases and opportunities to increase market share. In addition, our expense levels, including the costs and salaries incurred in connection with the hiring of account executives, are based, in part, on anticipated sales. Therefore, we may not be able to reduce spending in a timely manner to compensate for any unexpected sales shortfall. As a result, comparisons of our quarterly financial results should not be relied upon as an indication of future performance.

         Reliance on information and telephone systems. We believe that our success to date has been, and future results of operations will be, dependent in large part upon our ability to provide prompt and efficient service to customers. In addition, our success is largely dependent on the accuracy, quality and utilization of the information generated by our information systems, which affect our ability to manage our sales, distribution, inventory and accounting systems. Additionally, our success is dependent on our ability to successfully integrate our information system with those of acquired entities. In 1998 we began a major information system upgrade to replace our core business function software applications in order to accommodate our expanding business needs, which will continue in 2002 and beyond. Although we have redundant systems with full data backup, we do not have a formal disaster recovery plan; therefore, a substantial interruption in our information systems or in our telephone communication systems would have a material adverse effect on our business, results of operations and financial condition.

         Reliance on suppliers; Changes in supplier reimbursement programs. We acquire products for resale both directly from manufacturers and indirectly through distributors. Purchases from Tech Data Corporation and Ingram Micro, Inc., both distributors of computers and related products, accounted for approximately 32% and 27%, respectively, of aggregate purchases in 2001. No other supplier accounted for more than 10% of purchases in 2001. However, the top five suppliers as a group (Tech Data Corporation (a distributor); Ingram Micro, Inc. (a distributor); Hewlett-Packard Company (a manufacturer); Synnex Information Technologies, Inc. (a distributor) and Compaq Computer Corporation (a manufacturer)) accounted for approximately 71% of our total product purchases during 2001. The loss of Tech Data Corporation, Ingram Micro, Inc. or any other supplier could cause a short-term disruption in the availability of products. The reduction in the amount of credit granted to us by our

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

suppliers could have a material adverse effect on our business, results of operations and financial condition. Additionally, there is no assurance that as manufacturers continue to sell directly to end users, they will not limit or curtail the availability of their product to companies such as Insight. Certain of the products offered from time to time by us are subject to manufacturer allocation, which limits the number of units of such products available to resellers like us. Our inability to obtain a sufficient quantity of product or an allocation of products from a manufacturer in a way that favors one of our competitors relative to us could cause us to be unable to fill customers’ orders in a timely manner, or at all, which could have a material adverse effect on our business, results of operations and financial condition. Certain suppliers provide us with substantial incentives in the form of payment discounts, supplier reimbursements, price protections and rebates. Supplier funds are used to offset, among other things, cost of goods sold, marketing costs and other operating expenses. No assurance can be given that we will continue to receive such incentives or that we will be able to collect outstanding amounts relating to these incentives in a timely manner, or at all. A reduction in, the discontinuance of, a significant delay in receiving or the inability to collect such incentives could have a material adverse effect on our business, results of operations and financial condition. Additionally, Compaq Computer Corporation and Hewlett-Packard Company merged on May 3, 2002. Although we do not know specifically how this merger will affect our relationships with these companies, we cannot assure you that any changes resulting from this merger will not have a material adverse effect on our business, results of operations and financial condition.

         We are subject to substantial competition. The computer and related products industry is highly competitive. Competition is based primarily on price, product availability, speed of delivery, credit availability, ability to tailor specific solutions to customer needs and quality and breadth of product lines. We compete with a large number and wide variety of marketers and resellers of computers and related products, including national direct marketers (including value-added resellers and specialty retailers, aggregators, distributors, franchisers, manufacturers and national computer retailers, some of which have commenced their own direct marketing operations), traditional computer and related products retailers, computer superstores, Internet-only computer providers, consumer electronics and office supply superstores and mass merchandisers. Certain of our competitors have longer operating histories and greater financial, technical, marketing and other resources than we do. In addition, many of these competitors offer a wider range of products and services than we do and may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many current and potential competitors also have greater name recognition, engage in more extensive promotional activities and adopt more aggressive pricing policies than we do. Additionally, several of our competitors have lower operating costs structures, allowing them to profitably employ more aggressive pricing strategies. There can be no assurance that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not have a material adverse effect on our business, results of operations and financial condition.

         The computer and related products industry is undergoing significant change. We believe that consumers have become more accepting of large-volume, cost-effective channels of distribution, such as national direct marketers, computer superstores, Internet-only computer providers, consumer electronic and office supply superstores, and mass merchandisers. Major computer original equipment manufacturers, such as Hewlett-Packard Company and IBM, have begun to sell their products directly to end-users. Additionally, product resellers and direct marketers are combining operations or acquiring or merging with other resellers and direct marketers to increase efficiency. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products and services. Accordingly, it is possible that new competitors or alliances among competitors may emerge and acquire significant market share. Generally, pricing is very aggressive in the industry and we expect pricing pressures to continue. There can be no assurance that we will be able to offset the effects of price reductions with an increase in the number of customers, higher sales, cost reductions or otherwise. Pricing pressures and resulting price reductions could result in an erosion of our market share, reduced sales and reduced operating margins, any of which could have a material adverse effect on our business, results of operations and financial condition.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

         Our existing credit facilities expire in 2003 and if we are unable to replace these facilities on acceptable terms we may incur higher interest expenses or your equity interest may be diluted. We currently utilize two short-term lines of credit for our working capital and other needs. We may borrow up to a maximum of $100 million under each of the lines, which expire in February and April 2003. The availability under each of these lines is subject to formulas based on our eligible accounts receivable and inventories. As of June 30, 2002, our current aggregate availability under these lines is $99,553,000 and $100,447,000 in aggregate is outstanding. We intend to seek long-term financing to replace these short-term facilities prior to their expiration or, in the alternative, refinance the existing facilities. However, we may be unable to secure long-term financing or refinance our existing facilities or, if we are able to secure long-term financing or refinance our existing facilities, it may be on less favorable terms such as higher interest rates. If we were unable to secure acceptable long-term financing or refinance the current facilities, we may be required to seek other financing alternatives such as selling additional equity securities or convertible debt securities that would dilute the equity interests of current shareholders. We cannot assure you that we will be able to obtain such financing on terms favorable to us or at all.

         We rely on outsourcing clients. Through our operating segment, Direct Alliance Corporation, we perform business process outsourcing services for a small number of manufacturers in the computer industry pursuant to various arrangements. For the year ended December 31, 2001 and the six months ended June 30, 2002, one outsourcing client accounted for approximately 52% and 55%, respectively, of Direct Alliance’s net sales. The three largest clients accounted for approximately 92% and 93% of Direct Alliance’s net sales for the year ended December 31, 2001 and the six months ended June 30, 2002, respectively. These clients may cancel such arrangements on relatively short notice or fail to renew them upon expiration. There is no assurance that we will be able to replace any manufacturers that terminate or fail to renew their relationships with us. Additionally, we seek to expand our offerings outside of the computer industry. The failure to maintain current arrangements or the inability to enter into new ones within or outside the computer industry could have a material adverse effect on our business, results of operations and financial condition. All of our current outsourcing clients are manufacturers in the computer industry, and, therefore, are subject to the same risks as we are with respect to the general economy. These risks may negatively impact the amount of business our clients outsource to us.

         Changing methods of distribution. The manner in which computers and related products are distributed and sold is changing, and new methods of distribution and sale, such as on-line shopping services via the Internet, have emerged. Hardware and software manufacturers have sold, and have publicly stated their intent to intensify their efforts to sell, their products directly to end-users. From time to time, certain manufacturers have instituted programs for the direct sales of large order quantities of hardware and software to certain major corporate accounts. These types of programs may continue to be developed and used by various manufacturers. In addition, manufacturers may attempt to increase the volume of software products distributed electronically to end-users. An increase in the volume of products sold through any of these competitive programs or distributed electronically to end-users could have a material adverse effect on our business, results of operations and financial condition.

         Dependence on key personnel. Our future success will be largely dependent on the efforts of key management personnel. The loss of one or more of these key employees could have a material adverse effect on our business, results of operations and financial condition. We also believe that our future success will be largely dependent on our continued ability to attract and retain highly qualified management, sales and technical personnel. We cannot assure you that we will be able to attract and retain such personnel. Volatility or lack of positive performance in our stock price may also adversely affect our ability to retain key employees, all of whom have been granted stock options, or attract additional highly qualified personnel. Further, we make a significant investment in the training of our sales account executives. Our inability to retain such personnel or to train them rapidly enough to meet our expanding needs could cause a decrease in the overall quality and efficiency of our sales staff, which could have a material adverse effect on our business, results of operations and financial condition.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

         Risks associated with international operations. We initiated an operation in Canada in 1997 and completed acquisitions in Europe in 1998 as part of our effort to penetrate international markets. In the fourth quarter of 2001, we completed additional acquisitions in Canada and the United Kingdom. Also in the fourth quarter of 2001, we closed down our German operation, which was acquired in 1998, in order to focus resources exclusively on the United Kingdom. In implementing our international strategy, we face barriers to entry and the risk of competition from local and other companies that already have established global businesses, as well as, the risks generally associated with conducting business internationally, including local labor conditions and regulations, exposure to currency fluctuations, limitations on foreign investment and the additional expense and risks inherent in operating in geographically and culturally diverse locations. While we believe we will effectively integrate these recent acquisitions with our own operations, we may be unable to integrate smoothly the acquired companies’ sales, administration, distribution and information systems, resulting in our inability to realize anticipated cost savings and/or sales growth. Because we may continue to develop our international business through acquisitions, we may also be subject to risks associated with such acquisitions, including those relating to the marriage of different corporate cultures and shared decision-making. There can be no assurance that we will succeed in increasing our international business, if at all, in a profitable manner.

         Rapid changes in product standards may result in substantial inventory obsolescence. The computer and related products industry is characterized by rapid technological change and the frequent introduction of new products and product enhancements, which can decrease demand for current products or render them obsolete. In addition, in order to satisfy customer demand, protect ourselves against product shortages and obtain greater purchasing discounts, we may carry relatively high inventory levels of certain products that may have limited or no return privileges. There can be no assurance that we will be able to avoid losses related to inventory obsolescence on these products.

         Changes in state sales or use tax collection procedures may increase our administrative burden and our prices to customers. We presently collect sales tax from our customers in states in which we, via one of our subsidiaries, have a physical presence. For our subsidiaries selling to small- and medium-sized customers (< 1000 computers), these states are Arizona, Indiana and Tennessee. Although not required, we also collect state and use tax in California as an accommodation to these customers. For our subsidiaries selling to large corporate customers (> 1000 computers), we currently collect sales tax in virtually every state. Various states have sought to impose on direct marketers the burden of collecting state sales or use taxes on the sales of products shipped to that state’s residents. The United States Supreme Court has affirmed its position that, under the Commerce Clause of the United States Constitution, a state cannot constitutionally impose sales or use tax collection obligations on an out-of-state mail order company whose only contacts with the state are the solicitation of sales via the telephone or Internet or the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier from a point outside of the state. If the Supreme Court changes its position or if legislation is passed to overturn the Supreme Court’s decision, the imposition of a sales or use tax collection obligation on us in states to which we ship products, and do not already collect sales or use tax, would result in additional administrative expenses and could result in price increases to the customer or could otherwise have a material adverse effect on our business. From time to time, legislation to overturn this decision of the Supreme Court has been introduced, although to date no such legislation has been passed. Additionally, there is the possibility of a tax being imposed on sales transacted via the Internet, although none has been imposed to date. We also collect a goods and services tax in Canada, and a value-added tax in the United Kingdom.

         The results of litigation may affect our operating results. From time to time we will be made defendants to lawsuits both in the ordinary course of business and as a result of other circumstances. Depending on the claims made and the nature of the relief sought, any such lawsuit, if decided against us, could adversely impact our results of operations. The Company has been named in a lawsuit filed in the United States District Court, District of Arizona, by a stockholder alleging violations of Section 10(b) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder. Plaintiff in this action alleges the Company and certain of its officers made false and misleading statements pertaining to its business, operations and management in an effort

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

to inflate the price of its common stock. The lawsuit also names Eric J. Crown, the Company’s Chairman of the Board of Directors; Timothy A. Crown, the Company’s Chief Executive Officer and a director; and Stanley Laybourne, the Company’s Chief Financial Officer, Secretary, Treasurer and a director; as co-defendants. In the complaint, which was served on the Company August 5, 2002, the plaintiff seeks class action status to represent all buyers of the Company’s common stock from April 26, 2002 to July 17, 2002. The Company is preparing its response to the allegations as set forth in the lawsuit and intends to defend the lawsuit vigorously. In addition, the Company has been informed that a second complaint has been filed against it with respect to these matters and related matters. The Company has not yet been served with the complaint, and has not yet had sufficient time to review the complaint. Therefore, we cannot assure you that these, or any piece of litigation that we are currently party to or that may be filed against us in the future, will not have an adverse affect on our results of operations.

         We may issue options under our stock option plans and sell shares under our employee stock purchase plan, which may dilute the interest of shareholders. We have reserved shares of our common stock for issuance under our Employee Stock Purchase Plan, our 1998 Long Term Incentive Plan (the “1998 LTIP”) and pursuant our 1999 Broad –Based Incentive Plan. As approved by our stockholders, our 1998 LTIP provides that additional shares will be made available for issuance based on a preset formula contained in that plan. The preset formula states that the total number of shares of Common Stock remaining for grant under the 1998 LTIP and any of the Company’s other option plans, plus the number of shares of Common Stock granted but not yet exercised under the 1998 LTIP and the Company’s other option plans, shall not exceed 20% of the outstanding shares of Common Stock of the Company at the time of calculation of the additional shares. Therefore, we will reserve additional shares on an ongoing basis for issuance under this plan. At June 30, 2002, we had 7,789,907 of stock options outstanding with a weighted average exercise price of $18.82. Based on the preset formula, we had 1,331,109 stock options available for grant at June 30, 2002.

         If stock options with an exercise price lower than the current market price are exercised, our stockholders will experience dilution in the price of their shares and they may experience a dilution of earnings per share due to the increased number of shares outstanding. Also, the terms upon which we will be able to obtain equity capital may be affected, because the holders of outstanding options can be expected to exercise them at a time when we would, in all likelihood, be able to obtain needed capital on terms more favorable to us than those provided in outstanding options.

         Potential sales of additional common stock and securities convertible into our common stock may dilute the voting power of current holders. We may issue equity securities in the future whose terms and rights are superior to those of our common stock. Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock. These are “blank check” preferred shares, meaning our board of directors is authorized to designate and issue the shares from time to time without shareholder consent. No preferred shares are currently outstanding. Any shares of preferred stock that may be issued in the future could be given voting and conversion rights that could dilute the voting power and equity of existing holders of shares of common stock, and have preferences over shares of common stock with respect to dividends and liquidation rights.

         We have never paid dividends on our common stock and do not plan to do so in the future. Our equity securities are entitled to receive any dividends that may be declared by our board of directors. We have not paid any cash dividends on our common stock and we do not expect to pay cash dividends in the future. We intend to retain any future earnings to provide funds for operations of our business. Investors who anticipate the need for dividends from investments should not purchase our common stock.

Recently Issued Accounting Pronouncements

         In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146, Accounting for Exit or Disposal Activities (“SFAS No.146”), which addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are voluntarily terminated under the terms of one-time benefit arrangement that is not an ongoing benefit arrangement or an individual

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

deferred compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is in the process of evaluating the adoption of SFAS No. 146 and its impact on the financial position or results of operations of the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         We have interest rate exposure arising from our lines of credit, which have a variable interest rates. These variable interest rates are impacted by changes in short-term interest rates. We manage interest rate exposure through our conservative debt ratio target and our mix of fixed and variable rate debt. At June 30, 2002, the fair value of our long-term debt approximated its carrying value.

         We also have foreign currency translation exposure arising from the purchase and operation of foreign entities. We monitor our foreign currency exposure and may from time to time enter into hedging transactions to manage this exposure. There were no significant hedging transactions during the six months ended June 30, 2002 or hedging instruments outstanding at June 30, 2002.

Part II — Other Information

Item 1. Legal Proceedings

         The Company has been named in a lawsuit filed in the United States District Court, District of Arizona, by a stockholder alleging violations of Section 10(b) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder. Plaintiff in this action alleges the Company and certain of its officers made false and misleading statements pertaining to its business, operations and management in an effort to inflate the price of its common stock. The lawsuit also names Eric J. Crown, the Company’s Chairman of the Board of Directors; Timothy A. Crown, the Company’s Chief Executive Officer and a director; and Stanley Laybourne, the Company’s Chief Financial Officer, Secretary, Treasurer and a director; as co-defendants. In the complaint, which was served on the Company August 5, 2002, the plaintiff seeks class action status to represent all buyers of the Company’s common stock from April 26, 2002 to July 17, 2002. The Company is preparing its response to the allegations as set forth in the lawsuit and intends to defend the lawsuit vigorously. In addition, the Company has been informed that a second complaint has been filed against it with respect to these matters and related matters. The Company has not yet been served with the complaint, and has not yet had sufficient time to review the complaint.

Item 2. Recent Sales of Unregistered Securities

         On April 25, 2002, we issued 2,306,964 shares of our common stock as part of the consideration for the acquisition of all of the outstanding stock of Comark, Inc. and Comark Investments, Inc., from Philip E. Corcoran and Charles S. Wolande pursuant to a Stock Purchase Agreement dated as of April 25, 2002 (the “Agreement”). Under the Agreement, the base purchase price was $150 million, subject to certain adjustments. The purchase price was paid by delivery of $100 million in cash and the aforementioned shares of our common stock. Such shares were issued pursuant to Section 4(2) of the Securities Act of 1933. We also issued 46,140 shares of our common stock to each of Timothy J. McGrath and Michael V. Wise, for an aggregate of 92,280 shares, in payment of certain liabilities we assumed as part of the Comark acquisition. Such shares were issued pursuant to Section 4(2) of the Securities Act of 1933.

INSIGHT ENTERPRISES, INC.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company’s Annual Shareholders’ Meeting was held on May 29, 2002.

(c)	At the Annual Shareholders’ Meeting, a proposal was considered for the election of Larry A. Gunning and Robertson C. Jones as Class II directors to serve until the annual meeting of shareholders in 2005. The proposal was approved with the following voting results:

Proposal	Voted For	Voted Against	Abstained	Broker Non-Votes

Election of Larry A. Gunning as Class II Director	40,040,820	—	1,738,216	—

Election of Robertson C. Jones as Class II Director	40,041,125	—	1,737,911	—

INSIGHT ENTERPRISES, INC.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. (unless otherwise noted, exhibits are filed herewith)

Exhibit No.		Description

2.1 (3)	—	Stock Purchase Agreement dated as of April 25, 2002 by and among Insight Enterprises, Comark, Inc, Comark Investments, Inc., Philip E. Corcoran and Charles S. Wolande

3.1 (2)	—	Composite Certificate of Incorporation of Registrant

3.2 (1)	—	Bylaws of the Registrant

10.1 (4)	—	Summary description of amendment to Employment Agreement between Insight Enterprises, Inc. and Eric J. Crown effective April 1, 2002

10.2 (4)	—	Amendment to Employment Agreement between Insight Enterprises, Inc. and Stanley Laybourne dated as of August 13, 2002

10.3 (4)	—	Amendment to Employment Agreement among Insight Enterprises, Inc., Direct Alliance Corporation and Branson M. Smith dated as of July 1, 2001

10.4 (4)	—	Employment Agreement between Insight Direct Worldwide, Inc. and Dino Farfante dated as of November 17, 2000

10.5 (4)	—	Amendment to Employment Agreement between Insight Direct Worldwide, Inc. and Dino Farfante dated as of June 1, 2001

10.6 (4)	—	Employment Agreement between Insight Direct Worldwide, Inc. and Joel Borovay dated as of November 17, 2000

10.7 (4)	—	Amendment to Employment Agreement among Insight Services Corporation, Insight Direct Worldwide, Inc. and Joel Borovay dated as of April 25, 2002

10.8 (4)	—	Employment Agreement between Comark, Inc. and Michael V. Wise dated as of April 25, 2002

10.9 (4)	—	Employment Agreement between Comark, Inc. and Timothy J. McGrath dated as of April 25, 2002

10.10 (4)	—	Compromise Agreement between Insight Enterprise, Inc. and David Palk dated as of July 17, 2002

99.1	—	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

99.2	—	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999.

(2)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001.

(3)	Incorporated by reference to our current report on Form 8-K filed on May 10, 2002.

(4)	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

A Form 8-K was filed on May 10, 2002, under Item 2, disclosing the acquisition of Comark, Inc and Comark Investments, Inc. on April 25, 2002.

A Form 8-K was filed on June 20, 2002, under Item 5, incorporating by reference Insight Enterprises, Inc.’s June 19, 2002 press release providing an update on the integration of Comark, Inc.

INSIGHT ENTERPRISES, INC.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 14, 2002	INSIGHT ENTERPRISES, INC.

	By:	/s/ Timothy A. Crown

Timothy A. Crown Chief Executive Officer

	By:	/s/ Stanley Laybourne

Stanley Laybourne Chief Financial Officer, Secretary and Treasurer (principal financial officer)

Index to Exhibits

Exhibit No.		Description

2.1 (3)	—	Stock Purchase Agreement dated as of April 25, 2002 by and among Insight Enterprises, Comark, Inc, Comark Investments, Inc., Philip E. Corcoran and Charles S. Wolande

3.1 (2)	—	Composite Certificate of Incorporation of Registrant

3.2 (1)	—	Bylaws of the Registrant

10.1 (4)	—	Summary description of amendment to Employment Agreement between Insight Enterprises, Inc. and Eric J. Crown effective April 1, 2002

10.2 (4)	—	Amendment to Employment Agreement between Insight Enterprises, Inc. and Stanley Laybourne dated as of August 13, 2002

10.3 (4)	—	Amendment to Employment Agreement among Insight Enterprises, Inc., Direct Alliance Corporation and Branson M. Smith dated as of July 1, 2001

10.4 (4)	—	Employment Agreement between Insight Direct Worldwide, Inc. and Dino Farfante dated as of November 17, 2000

10.5 (4)	—	Amendment to Employment Agreement between Insight Direct Worldwide, Inc. and Dino Farfante dated as of June 1, 2001

10.6 (4)	—	Employment Agreement between Insight Direct Worldwide, Inc. and Joel Borovay dated as of November 17, 2000

10.7 (4)	—	Amendment to Employment Agreement among Insight Services Corporation, Insight Direct Worldwide, Inc. and Joel Borovay dated as of April 25, 2002

10.8 (4)	—	Employment Agreement between Comark, Inc. and Michael V. Wise dated as of April 25, 2002

10.9 (4)	—	Employment Agreement between Comark, Inc. and Timothy J. McGrath dated as of April 25, 2002

10.10 (4)	—	Compromise Agreement between Insight Enterprise, Inc. and David Palk dated as of July 17, 2002

99.1	—	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

99.2	—	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999.

(2)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001.

(3)	Incorporated by reference to our current report on Form 8-K filed on May 10, 2002.

(4)	Management contract or compensatory plan or arrangement.