Form 10-Q
period 2002-09-30
INSIGHT ENTERPRISES INC
filed 2002-11-14
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2002

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

Yes    [X]          No  [  ]

The number of shares outstanding of the issuer’s common stock as of November 5, 2002 was 46,072,383.

INSIGHT ENTERPRISES, INC.
FORM 10-Q QUARTERLY REPORT
Three Months Ended September 30, 2002

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2002	December 31, 2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,247	$31,868
Accounts receivable, net	423,630	296,749
Inventories, net	79,019	33,754
Deferred income taxes and other current assets	12,501	13,046

Total current assets	534,397	375,417
Property and equipment, net	118,840	105,663
Goodwill, net	188,658	108,731
Other assets	330	670

	$842,225	$590,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital leases	$3,340	$3,009
Lines of credit	99,165	—
Accounts payable	228,069	172,872
Accrued expenses and other current liabilities	45,373	39,794

Total current liabilities	375,947	215,675

Long-term debt and capital leases, less current portion	13,414	16,228
Lines of credit	—	38,524
Deferred income taxes	2,308	—

Stockholders’ equity:
Preferred stock, $.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 100,000 shares authorized; 46,876 shares at September 30, 2002 and 42,735 shares at December 31, 2001 issued and outstanding	469	427
Additional paid-in capital	256,565	170,982
Retained earnings	209,595	174,288
Accumulated other comprehensive income – foreign currency translation adjustment	7,236	(2,334)
Treasury stock, 812 shares at cost	(23,309)	(23,309)

Total stockholders’ equity	450,556	320,054

	$842,225	$590,481

See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Net sales	$854,003	$490,150	$2,119,031	$1,552,479
Costs of goods sold	760,321	435,416	1,872,895	1,375,128

Gross profit	93,682	54,734	246,136	177,351
Operating expenses:
Selling and administrative expenses	74,658	40,552	184,340	119,101
Aborted IPO costs	—	—	—	1,354
Amortization	467	485	778	1,458

Earnings from operations	18,557	13,697	61,018	55,438
Non-operating expense (income), net	1,590	(33)	3,605	(51)

Earnings before income taxes:	16,967	13,730	57,413	55,489
Income tax expense	6,868	5,452	22,106	21,857

Net earnings	$10,099	$8,278	$35,307	$33,632

Earnings per share:
Basic	$0.22	$0.20	$0.80	$0.81

Diluted	$0.22	$0.20	$0.78	$0.79

Shares used in per share calculation:
Basic	46,062	41,648	44,387	41,372

Diluted	46,235	42,211	45,406	42,346

See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net earnings	$35,307	$33,632
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,197	12,183
Tax benefit from stock options exercised	5,196	3,622
Provision for losses on accounts receivable	7,340	7,433
Provision for obsolete, slow moving and non-salable inventories	6,725	8,267
Deferred income taxes	3,165	(918)
Change in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	17,374	42,684
Increase in inventories	(2,841)	(5,569)
Decrease (increase) in other current assets	2,741	(2,286)
(Increase) decrease in other assets	(1,334)	518
Decrease in accounts payable	(20,258)	(19,554)
Decrease in accrued expenses and other current liabilities	(14,654)	(4,541)

Net cash provided by operating activities	52,958	75,471

Cash flows from investing activities, net of acquisitions:
Purchases of property and equipment	(13,586)	(26,795)
Purchase of Comark, Inc. and Comark Investments, Inc. (collectively, “Comark”)	(102,423)	—

Net cash used in investing activities	(116,009)	(26,795)

Cash flows from financing activities, net of acquisitions:
Net borrowings (repayment) on lines of credit	24,501	(14,973)
Net repayment of long-term debt and capital leases	(2,943)	(1,533)
Proceeds from sales of common stock through employee stock plans	28,429	12,085

Net cash provided by (used in) financing activities	49,987	(4,421)

Foreign currency impact on cash flow	443	(193)

(Decrease) increase in cash and cash equivalents	(12,621)	44,062
Cash and cash equivalents at beginning of period	31,868	24,917

Cash and cash equivalents at end of period	$19,247	$68,979

Supplemental disclosure of non-cash investing activity:
Common stock issued in connection with acquisition of Comark	$50,000	$—

Common stock issued to settle deferred compensation liability assumed in connection with the acquisition of Comark	$2,000	$—

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

     Direct Alliance is a business process outsourcing organization providing customizable direct marketplace solutions in the areas of logistics and supply chain management, transaction and financial reporting services, sales channels, direct marketing and analytics using proprietary technology, infrastructure and processes.

2.    Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2002, the results of operations for the three and nine months ended September 30, 2002 and 2001, and the cash flows for the nine months ended September 30, 2002 and 2001. The condensed consolidated balance sheet as of December 31, 2001 was derived from the audited consolidated financial statements at such date. Certain amounts in the condensed consolidated financial statements have been reclassified to conform to the current presentation. The results of operations for such interim periods are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, including the related notes thereto, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

     The condensed consolidated financial statements include the accounts of Insight Enterprises, Inc. and its subsidiaries, which are primarily wholly-owned. Intercompany accounts and transactions have been eliminated in consolidation.

3.    Lines of Credit

     The Company amended its $100,000,000 credit facility with a finance company on April 25, 2002. The amended agreement provides for cash advances outstanding at any one time up to a maximum of $100,000,000 on the line of credit, subject to limitations based upon the Company’s eligible accounts receivable and inventories. Cash advances bear interest at London Interbank Offered Rate for the United States dollar (“US LIBOR”) plus 1.50% (3.31% at September 30, 2002) if the average monthly outstanding balance is less than $35,000,000, US LIBOR plus 2.00% (3.81% at September 30, 2002) if the average monthly outstanding balance is equal to or greater than $35,000,000 but less than $50,000,000 or US LIBOR plus 2.75% (4.56% at September 30, 2002) if the average monthly outstanding balance is equal to or greater than $50,000,000. Interest is payable monthly. The credit facility, up to a maximum outstanding balance of $40,000,000, can be used to facilitate the purchases of inventories from certain suppliers, and that portion is classified on the balance sheet as accounts payable. The credit facility expires February 2003 and is secured by substantially all the assets of the Company, except the assets of its subsidiaries Comark, Inc. and Comark Investments, Inc. (collectively, “Comark”). The credit facility contains various covenants including the requirement that the Company maintain a specified amount of tangible net worth as well as restrictions on transferring inventories and accounts receivable to Comark and restrictions on the payment of cash dividends. The Company was in compliance with all such covenants at September 30, 2002. As of September 30, 2002, $56,087,000 was outstanding under the credit facility of which $16,473,000 was used

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

to facilitate the purchase of inventories and included in accounts payable. $43,913,000 was available under the credit facility at September 30, 2002.

     Comark also has a credit facility with a bank. The credit facility provides for cash advances outstanding at any one time up to a maximum of $100,000,000, subject to limitations based upon Comark’s eligible accounts receivable. Cash advances bear interest, at Comark’s option, at the bank’s corporate base rate (3.63% at September 30, 2002), the swing-line rate (2.94% at September 30, 2002) or the bank’s US LIBOR-based rate (3.06% at September 30, 2002), payable quarterly. The credit facility expires April 2003 and is secured by substantially all of the assets of Comark. The credit facility contains various covenants, including the requirement that Comark maintain a specific dollar amount of tangible net worth and certain leverage and interest coverage ratios. Comark was in compliance with all such covenants at September 30, 2002. As part of the credit agreement, $50,000,000 was immediately borrowed against the facility and loaned to the Company as an additional source of funds for the acquisition of Comark. As of September 30, 2002, the outstanding balance was $59,500,000, and $40,500,000 was available under the line of credit.

     Action Limited (“Action”), a subsidiary of the Company in the United Kingdom, has an overdraft facility of $2,355,000 with a bank. The facility expires March 2003 and bears interest at London Interbank Offered Rate for the Great Britain pound plus 1.75% (5.69% at September 30, 2002). As of September 30, 2002, there was an outstanding balance of $51,000 and $2,304,000 was available under the overdraft facility. The facility is secured by substantially all of the assets of Action.

4.    Income Taxes

     Income tax expense as provided for the three and nine months ended September 30, 2002 and 2001 is based upon the estimated annual income tax rate of the Company.

5.    Goodwill and Other Intangible Assets

Goodwill

     The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over the respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

     The Company’s goodwill balance of $108,731,000 and $188,658,000 as of December 31, 2001 and September 30, 2002, repectively, is in the direct marketing segment. Goodwill was tested for impairment upon the adoption of SFAS No. 142 as of January 1, 2002 with no resulting impairment of goodwill. The fair value of the direct marketing segment was estimated using a valuation based on a market approach, which takes into consideration market values of comparable publicly traded companies. Goodwill will be tested for impairment annually in the fourth quarter. Because of the substantial decline in the market price of the Company’s stock, which is used as an indicator of the fair value of the direct marketing segment, it is likely that a non-cash charge for impairment of goodwill will be recorded in the fourth quarter of 2002.

     Application of the provisions of SFAS No. 142 has affected the comparability of current period results of operations with prior periods because the goodwill in the direct marketing segment is no longer being amortized over a twenty-year period. Thus, the following transitional disclosures present net earnings and earnings per share, adjusted as shown below (in thousands, except per share amounts):

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(continued)
(unaudited)

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001

Net earnings	$8,278	$33,632
Add back: amortization of goodwill, net of taxes *	485	1,458

Adjusted net earnings	$8,763	$35,090

Basic earnings per share	$0.20	$0.81
Add back: amortization of goodwill, net of taxes *	0.01	0.04

Adjusted basic earnings per share	$0.21	$0.85

Diluted earnings per share	$0.20	$0.79
Add back: amortization of goodwill, net of taxes *	0.01	0.04

Adjusted diluted earnings per share	$0.21	$0.83

*Amortization of goodwill was not deductible for tax purposes; therefore, the tax component of the adjustment for amortization of goodwill is $0.

     The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows (in thousands):

Balance as of December 31, 2001	$108,731
Goodwill recorded as a result of the acquisition of Comark	70,506
Goodwill adjustments related primarily to final integration plan and fair value adjustments for Action	1,765
Foreign currency impact on goodwill	7,656

Balance as of September 30, 2002	$188,658

Other Intangible Assets

     Based on an external valuation of intangible assets obtained in connection with the acquisition of Comark, the Comark trade name has been assigned a value of $1,400,000, which is amortized over its useful life of nine months. Amortization expense, with respect to the Comark trade name, for the three months ended September 30, 2002 was $467,000. Amortization expense, with respect to the Comark trade name, for the nine months ended September 30, 2002 and accumulated amortization with respect to the Comark trade name at September 30, 2002 were $778,000. Given a useful life of nine months from date of acquisition, the Company expects amortization expense, with respect to the Comark trade name, for the years ended December 31, 2002 and 2003 to total $1,244,000 and $156,000, respectively.

6.    Acquisition

     On April 25, 2002, the Company acquired all of the outstanding stock of Comark pursuant to a Stock Purchase Agreement. Under the Agreement, the base purchase price was $150,000,000, subject to adjustments for: (1) an $85,500,000 minimum net book value requirement for Comark as of April 25, 2002; and (2) certain contingent payments pursuant to which the previous owners of Comark could be paid up to an additional $3,600,000 based on the post-closing performance of Comark during the period from April 25, 2002 to December 31, 2003. The purchase price was paid by delivery of $100,000,000 in cash and 2,306,964 shares of the Company’s common stock valued at $50,000,000. The original purchase price of $150,000,000 has subsequently been reduced by $780,388 due to Comark not meeting the minimum net book value requirement of $85,500,000 on the date of acquisition. The reduction in the purchase price will be refunded in cash.

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

     Founded in 1977 and headquartered in Bloomingdale, Illinois, Comark is a reseller of brand name computers, peripherals, networking products, storage products, software and accessories. Comark also provides services such as asset management, configuration and integration, network design and consulting, installations, moves, adds and changes, network monitoring, system integration, enterprise consulting, hardware maintenance and voice/video/data integration. Comark markets to medium-to-large enterprises, educational customers, federal, state and local government agencies, small businesses and certain corporate resellers. Its principal customers are medium-to-large enterprises. As a result of the acquisition, the Company has expanded its customer base in the United States and expects to reduce costs through economies of scale. The Company has recorded total goodwill of $70,506,000 for this acquisition, which is expected to be deductible for tax purposes.

     The following table summarizes the purchase price and the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Purchase price paid as:
Borrowings on lines of credit		$99,220
Common stock		23
Additional paid-in capital		49,977
Acquisition costs		3,203

Total purchase price		152,423
Fair value of net assets acquired:
Current assets	$197,435
Intangible assets – Comark trade name	1,400
Property and equipment	11,165
Other assets	264
Current liabilities	(128,347)

Total fair value of net assets acquired		81,917

Excess purchase price over fair value of net assets acquired (“goodwill”)		$70,506

     Based on an external valuation, the Comark trade name has been assigned a value of $1,400,000 and a useful life of nine months from date of acquisition.

     The Company has consolidated the results of operations for Comark since its acquisition on April 25, 2002. The following table reports pro forma information as if the acquisition of Comark had been completed at the beginning of the earliest period presented (in thousands, except per share amounts):

		Three Months Ended September 30,		Nine Months Ended September 30,

		2002	2001	2002	2001

Net sales	As reported	$854,003	$490,150	$2,119,031	$1,552,479
	Pro forma	$854,003	$828,991	$2,554,306	$2,625,589
Net earnings	As reported	$10,099	$8,278	$35,307	$33,632
	Pro forma	$10,099	$15,005	$40,578	$45,461
Diluted earnings per share	As reported	$0.22	$0.20	$0.78	$0.79
	Pro forma	$0.22	$0.34	$0.85	$1.02

     Pro forma adjustments have been made to: (a) eliminate historical sales and cost of sales between the Company and Comark; (b) reflect amortization of identifiable intangible assets; (c) reflect increased interest expense associated with the cash paid for the acquisition; (d) reflect additional shares of common stock issued as

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

part of the purchase price; and (e) to reflect income taxes on the net earnings of Comark, which previously was a Subchapter S Corporation.

7.    Contingencies

     The Company has been named in a lawsuit filed in the United States District Court, District of Arizona, by a stockholder alleging violations of Section 10(b) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder. Plaintiff in this action alleges the Company and certain of its officers made false and misleading statements pertaining to its business, operations and management in an effort to inflate the price of its common stock. The lawsuit also names as co-defendants: Eric J. Crown, the Company’s Chairman of the Board of Directors; Timothy A. Crown, the Company’s Chief Executive Officer and a director; and Stanley Laybourne, the Company’s Chief Financial Officer, Treasurer and a director. In the complaint, which was served on the Company August 5, 2002, the plaintiff seeks class action status to represent all buyers of the Company’s common stock from April 26, 2002 to July 17, 2002. Three additional complaints have been filed against the Company with respect to these and related matters. The Company is preparing its response to the allegations as set forth in these lawsuits and intends to defend the lawsuits vigorously. The costs associated with defending the allegations in these lawsuits and the potential outcome cannot be determined at this time and, accordingly, no estimate for such costs have been included in these consolidated financial statements.

8.    Segment Information

     The Company operates in two reportable segments: direct marketing (referred to as “Insight”) and business process outsourcing (referred to as “Direct Alliance”). The accounting policies of the Company’s reportable segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The Company allocates resources to and evaluates the performance of its operating segments based on net earnings, which includes an allocation of corporate expenses. There is no allocation of corporate assets to the reporting segments and there are no intersegment sales.

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

     The table below presents information about the Company’s reportable segments as of and for the three and nine months ended September 31, 2002 and 2001 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net sales:
Insight	$829,222	$462,996	$2,044,711	$1,476,025
Direct Alliance	24,781	27,154	74,320	76,454

Total	$854,003	$490,150	$2,119,031	$1,552,479

Net earnings:
Insight	$7,704	$5,679	$27,891	$27,126
Direct Alliance	2,395	2,599	7,416	7,336	*

Total	$10,099	$8,278	$35,307	$34,462

* Excludes a charge of approximately $1,400,000 ($830,000, net of taxes) for the effect of aborted IPO costs.

	As of September 30,

	2002	2001

Total assets:
Insight	$772,559	$387,801
Direct Alliance	47,858	46,419
Corporate	310,983	169,700
Eliminations	(289,175)	(103,189)

Total	$842,225	$500,731

9.    Recently Issued Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”), which addresses financial accounting and reporting for reporting gains and losses from extinguishment of debt, accounting for intangible assets of motor carriers and accounting for leases. SFAS No. 145 requires that gains and losses from the early extinguishment of debt should not be classified as extraordinary, as previously required. SFAS No. 145 also rescinds SFAS No. 44, which was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980 (Public Law 96-296, 96th Congress, July 1, 1980). Those transitions are completed; therefore, SFAS No. 44 is no longer necessary. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also makes various technical corrections to existing pronouncements. Those corrections are not substantive in nature. The provisions of SFAS No. 145 relating to SFAS No. 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on our consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities , which addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

benefits provided to employees that are voluntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is in the process of evaluating the adoption of SFAS No. 146 and its impact on the financial position or results of operations of the Company.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Certain statements contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include projections of matters that affect net sales, gross profit, operating expenses or net earnings; projections of capital expenditures; projections of growth; hiring plans; plans for future operations; financing needs or plans; plans relating to our products; and assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking information. Some of the important factors that could cause our actual results to differ materially from those projected in forward-looking statements made by us include, but are not limited to, the following: risks associated with past and future acquisitions, management of growth, current unfavorable economic conditions and reduced demand in our industry, reliance on suppliers, changes in supplier reimbursement programs, reliance on information and telephone systems, actions of competitors, reliance on outsourcing clients, changing methods of distribution, availability of short-term credit facilities, dependence on key personnel, risks associated with international operations, rapid change in product standards, inventory obsolescence, changes in state sales or use tax collection and results of litigation. These factors are discussed in greater detail below under “Factors That May Affect Future Results And Financial Condition.” We do not undertake to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

     Insight Enterprises, Inc. is a holding company with the following operating segments: the direct marketing segment (referred to as “Insight”) and the business process outsourcing segment (referred to as “Direct Alliance”).

     Insight is a direct marketer of computers, hardware and software with operations in the United States, Canada and the United Kingdom. Insight sells its products and services via a staff of customer-dedicated account executives utilizing proactive outbound telephone-based sales, a customer-focused “face-to-face” sales force, electronic commerce and marketing and via the Internet. We expanded our direct marketing segment in October 2001 when we acquired Action plc (“Action”), a United Kingdom-based direct marketer of computers and computer related products and Kortex Computer Centre ltd. (“Kortex”), a Canada-based direct marketer of computers and computer related products. Additionally, in April 2002, we acquired Comark, Inc. and Comark Investments, Inc. (collectively, “Comark”), a direct marketer of computers and computer related products in the United States to further expand our direct marketing segment. The results of operations of Action, Kortex and Comark have been included in the results of operations since their respective dates of acquisition. Accordingly, the results of operations for Action and Kortex are reflected in the three and nine months ended September 30, 2002 but not the three and nine months ended September 30, 2001. The results of operations for Comark are reflected in the three months ended September 30, 2002 and since April 25, 2002 in the nine months ended September 30, 2002 but are not reflected in the three and nine months ended September 30, 2001.

     Direct Alliance is a business process outsourcing organization providing customizable direct marketplace solutions in the areas of logistics and supply chain management, transaction and financial reporting services, sales channels, direct marketing and analytics using proprietary technology, infrastructure and processes.

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

     Sales Recognition

     We adhere to guidelines and principles of sales recognition described in Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), issued by the staff of the Securities and Exchange Commission (the“SEC”) in December 1999 and adopted by us effective January 1, 2000. The majority of Insight’s sales are product sales recognized upon shipment and corresponding passing of title to the customer. We make provisions for estimated product returns that we expect to occur under our return policy, based upon historical return rates. Should customers return a different amount of product than originally estimated, our future net sales are adjusted to reflect historical return rates. Insight sells certain third-party service contracts and software assurance or subscription products. These sales do not meet the criteria for gross sales recognition as defined in SAB 101 and thus are recorded on a net sales recognition basis. As we enter into contracts with third-party service providers or vendors, we must evaluate whether the subsequent sales of such services should be recorded as gross sales or net sales in accordance with the sales recognition criteria outlined in SAB 101 and EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Under gross sales recognition, the entire selling price is recorded in sales and our cost to the third-party service provider or vendor is recorded in costs of goods sold. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to sales resulting in net sales equal to the gross profit on the transaction and there is no costs of goods sold. Direct Alliance’s outsourcing arrangements are service fee based whereby we derive net sales based primarily upon a cost plus arrangement and a percentage of the sales price from products sold. Also, as an accommodation to select clients, Direct Alliance purchases product from suppliers and immediately resells the product to clients for ultimate resale to the client’s customer. These product sales (referred to as “pass-through product sales”) to our clients are transacted at little or no gross margin and the selling price to our client is recorded in net sales with the cost payable to the supplier recorded in cost of goods sold.

     Goodwill and Other Intangible Assets

     Goodwill represents the excess of purchase price over the fair value of the net assets acquired. Certain estimates and judgments are necessary to determine the fair market value of assets and liabilities acquired. Until December 31, 2001, goodwill arising from acquisitions completed prior to July 1, 2001 was amortized on a straight-line basis over the expected periods to be benefited, generally twenty years. Goodwill was reviewed for impairment whenever facts or circumstances indicated that the carrying amounts may not be recoverable, based on an evaluation of the estimated future undiscounted cash flows associated with the underlying business operation compared to the carrying amount of the goodwill to determine if a write-down is required. If such an assessment indicated that the undiscounted future cash flows would not be recovered, the carrying amount was reduced to the estimated fair value. On January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over the respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

     Our goodwill is in the direct marketing segment. Goodwill was tested for impairment upon the adoption of SFAS No. 142 as of January 1, 2002 with no resulting impairment of goodwill. The fair value of the direct marketing segment was estimated using a valuation based on a market approach, which takes into consideration market values of comparable publicly traded companies. Goodwill will be tested for impairment annually in the fourth quarter. Because of the substantial decline in the market price of our stock, which is used as an indicator of

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     the fair market value of the direct marketing segment, it is possible that a non-cash charge for impairment of goodwill will be recorded in the fourth quarter of 2002.

     Allowances for Doubtful Accounts

     We maintain allowances for doubtful accounts for estimated losses on customer and vendor receivables based on historical write-offs, evaluation of the aging of the receivables and the current economic environment. Should actual collections of customer and vendor receivables differ from our estimates, adjustments to the provision for losses on accounts receivable and the related allowances for doubtful accounts would be necessary.

     Inventories Provisions

     We make provisions on an ongoing basis for obsolete, slow moving and non-saleable inventories based on the difference between the carrying amount of the inventories and market value based on estimated future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by us, additional provisions for obsolete, slow moving and non-saleable inventories would be required.

Results of Operations

     The following table sets forth certain financial data of Insight Enterprises, Inc. as a percentage of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	89.0	88.8	88.4	88.6

Gross profit	11.0	11.2	11.6	11.4
Operating expenses:
Selling and administrative expenses	8.7	8.3	8.7	7.6
Aborted IPO costs	—	—	—	0.1
Amortization	0.1	0.1	—	0.1

Earnings from operations	2.2	2.8	2.9	3.6
Non-operating expense (income), net	0.2	—	0.2	—

Earnings before income taxes	2.0	2.8	2.7	3.6
Income tax expense	0.8	1.1	1.0	1.4

Net earnings	1.2%	1.7%	1.7%	2.2%

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

     Net Sales . Net sales increased $363.8 million, or 74%, to $854.0 million for the three months ended September 30, 2002 from $490.2 million for the three months ended September 30, 2001. Insight represented 97% and 94% of total net sales for the three months ended September 30, 2002 and 2001, respectively. Direct Alliance represented the remaining 3% and 6% of total net sales for the three months ended September 30, 2002 and 2001, respectively.

     Insight’s net sales increased $366.2 million, or 79%, to $829.2 million for the three months ended September 30, 2002 from $463.0 million for the three months ended September 30, 2001. The increase was due primarily to the net sales from Action and Kortex, which were acquired in the fourth quarter of 2001 and net sales from Comark, which was acquired on April 25, 2002. Additionally, net sales of Microsoft software products were strong in the third quarter of 2002 due to the July 31 deadline for Microsoft’s upgrade programs. This increase was partially offset by a decrease in net sales in our base North American operations due to a decline in overall information technology spending, an increase in the proportion of certain software products and third-party services that are recorded under net sales recognition (as described under Critical Accounting Policies – Sales Recognition). Insight’s average order size increased to $1,506 for the three months ended September 30, 2002 from $1,278 for the three months ended September 30, 2001 primarily resulting from an increase in larger enterprise customers obtained as a result of the acquisition of Comark. This increase was partially offset by decreases in average selling prices. North American sales represented 87% and 93% of Insight’s net sales for the three months ended September 30, 2002 and 2001, respectively, with the remaining sales generated in Europe. The increase in the percentage of net sales generated in Europe was due to the net sales of Action, which was acquired in the fourth quarter of 2001.

     Sales to businesses, including government and education, were 99% of Insight’s net sales in the three months ended September 30, 2002 and 98% of Insight’s net sales for the three months ended September 30, 2001. Insight had 2,118 account executives at September 30, 2002, with 1,863 in North America and 255 in Europe, increases from 1,644, 1,421 and 223, respectively, at September 30, 2001. Insight reduced its number of account executives in the United States during the last half of 2001 in response to slowing sales growth rates. These decreases were offset by the addition of account executives added in connection with acquired entities.

     Net sales derived from Direct Alliance, our outsourcing business, decreased $2.4 million, or 9%, to $24.8 million for the three months ended September 30, 2002 from $27.2 million for the three months ended September 30, 2001. Service fees decreased 1% to $22.6 million for the three months ended September 30, 2002 from $22.9 million for the three months ended September 30, 2001. Pass-through product sales decreased 49% from $4.3 million to $2.2 million for the three months ended September 30, 2001 and 2002, respectively. For the three months ended September 30, 2002, one outsourcing client accounted for approximately 62% of Direct Alliance’s net sales as compared to 52% for the three months ended September 30, 2001. For the three months ended September 30, 2002, the three largest outsourcing clients accounted for approximately 95% of Direct Alliance’s net sales as compared to 94% for the three months ended September 30, 2001.

     Gross Profit. Gross profit increased $39.0 million, or 71%, to $93.7 million for the three months ended September 30, 2002 from $54.7 million for the three months ended September 30, 2001. As a percentage of net sales, gross profit decreased from 11.2% for the three months ended September 30, 2001 to 11.0% for the three months ended September 30, 2002. Insight’s gross profit as a percentage of net sales increased from 10.5% for the three months ended September 30, 2001 to 10.7% for the three months ended September 30, 2002. The increase in Insight’s gross profit as a percentage of sales is due primarily to an increase in sales of certain software products and third party services with net sales recognition and stabilized product margins on product categories other than software. The net reporting of certain products and services resulted in an increase of gross profit as a percentage of sales of 0.70%. These increases are partially offset by lower gross margins in sales to large enterprise customers contributed by the acquisition of Comark, lower gross margins on the increased sales of

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

software licenses and a reduction in supplier reimbursement funds recorded as an offset to cost of goods sold. Other components of costs of goods sold remained relatively constant as a percentage of net sales.

     Direct Alliance’s gross profit as a percentage of net sales decreased from 22.0% for the three months ended September 30, 2001 to 21.0% for the three months ended September 30, 2002 due to the loss of a small service program and an increase in direct program expenses which are recorded as costs of goods sold.

     Operating Expenses.

     Selling and Administrative Expenses. Selling and administrative expenses increased $34.1 million, or 84%, to $74.7 million for the three months ended September 30, 2002 from $40.6 million for the three months ended September 30, 2001, and increased as a percentage of net sales to 8.7% for the three months ended September 30, 2002 from 8.3% for the three months ended September 30, 2001. Selling and administrative expenses as a percentage of net sales for Insight were 8.8% for the three months ended September 30, 2002 and 8.4% for the three months ended September 30, 2001. The increase in selling and administrative expenses at Insight was due primarily to selling and administrative expenses attributable to acquired entities, start-up costs of new product and services initiatives and $1.5 million in severance costs in the United Kingdom operations. This increase was offset by a reduction in selling and administrative expenses due to cost savings initiatives, including a reduction in staff at Insight’s North American operations during the last half of 2001.

     Selling and administrative expenses as a percentage of net sales for Direct Alliance were 4.7% for the three months ended September 30, 2002 and 6.4% for the three months ended September 30, 2001. The decrease in selling and administrative expenses at Direct Alliance is due to reductions in marketing and other operating expenses as well as a bad debt recovery of approximately $150,000 in the three months ended September 30, 2002.

     Overall unassisted web sales at Insight decreased to 7.6% of net sales for the three months ended September 30, 2002 from 11.8% for the three months ended September 30, 2001 due primarily to the acquisition of Comark, which transacts no unassisted web sales. Excluding the acquisition of Comark, unassisted web sales increased as a percentage of sales over the same period in the prior year. An increase in the percentage of unassisted web sales reduces selling and administrative expenses as these sales are transacted without the assistance of an account executive. The percentage of shipments made using electronic “direct ship” programs with our suppliers decreased to 62% for the three months ended September 30, 2002 from 72% for the three months ended September 30, 2001 due to the acquired entities, which process fewer direct shipments. Direct shipments from suppliers to our customers reduce selling and administrative expenses but increase costs of goods sold due to increased prices charged by suppliers for this service.

     Amortization. In accordance with SFAS No.142, the amortization of goodwill was discontinued as of January 1, 2002 and therefore there was no goodwill amortization expense recorded for the three months ended September 30, 2002. Goodwill amortization expense was $485,000 for the three months ended September 30, 2001. The decrease in goodwill amortization was offset by $467,000 of amortization of intangible assets, namely the Comark trade name, obtained in connection with the acquisition of Comark.

     Non-Operating Expense (Income), Net. Non-operating expense (income), net, which consists primarily of interest expense and interest income, increased to $1.6 million of expense for the three months ended September 30, 2002 from $33,000 of income for the three months ended September 30, 2001. Interest expense of $1.2 million and $431,000 for the three months ended September 30, 2002 and 2001, respectively, primarily relates to borrowings associated with our credit facilities which were used to finance acquisitions, working capital and capital expenditures. Interest expense has increased due to the financing of acquisitions and the assumption of interest-bearing debt in connection with acquisitions. Interest income of $58,000 and $499,000 for the three months ended September 30, 2002 and 2001, respectively, was generated through short-term investments, some of which are investment grade tax-advantaged bonds. The decrease in interest income is due to the decrease in

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

cash available for short-term investments. Non-operating expenses, other than interest expense, consists primarily of bank fees associated with credit facilities and cash management.

     Income Tax Expense. Our effective tax rate was 40.5% for the three months ended September 30, 2002 and 39.7% for the three months ended September 30, 2001. The increase in the effective tax rate was due to the recognition of tax benefits on foreign operating losses at a lower effective tax rate than that of the United States as well as a higher state tax rate for our Illinois-based operations that were added with the acquisition of Comark. This increase was partially offset by the elimination of losses in Germany (due to the closure of our German operations in the fourth quarter of 2001), the elimination of goodwill amortization, and a reduction in Canadian tax rates.

     Net Earnings. Net earnings increased $1.8 million, or 22%, to $10.1 million for the three months ended September 30, 2002 from $8.3 million for the three months ended September 30, 2001. Diluted earnings per share increased 10% to $0.22 for the three months ended September 30, 2002 from $0.20 for the three months ended September 30, 2001. Net earnings for Insight increased 36% to $7.7 million for the three months ended September 30, 2002 from $5.7 million for the three months ended September 30, 2001. Net earnings for Direct Alliance decreased 8% to $2.4 million for the three months ended September 30, 2002 from $2.6 million in the three months ended September 30, 2001.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

     Net Sales. Net sales increased $566.5 million, or 36%, to $2,119.0 million for the nine months ended September 30, 2002 from $1,552.5 million for the nine months ended September 30, 2001. Insight represented 96% and 95% of the total net sales for the nine months ended September 30, 2002 and 2001, respectively. Direct Alliance represented the remaining 4% and 5% of total net sales for the nine months ended September 30, 2002 and 2001, respectively.

     Insight’s net sales increased $568.7 million, or 39%, to $2,044.7 million for the nine months ended September 30, 2002 from $1,476.0 million for the nine months ended September 30, 2001. The increase was due to the net sales from Action and Kortex, which were acquired in the fourth quarter of 2001 and net sales from Comark, which was acquired on April 25, 2002. Additionally, net sales of Microsoft software products were strong in the third quarter of 2002 due to the July 31 deadline for Microsoft’s upgrade programs. This increase was partially offset by a decrease in net sales in our base North American operations due to a decline in overall information technology spending, an increase in the proportion of certain software products and third-party services that are recorded under net sales recognition (as described under Critical Accounting Policies – Sales Recognition) and an increased focus on maximizing gross margin by minimizing the volume of unprofitable sales. North American sales represented 85% and 93% of Insight’s net sales for the nine months ended September 30, 2002 and 2001, respectively, with the remaining net sales generated in Europe. The increase in the percentage of net sales in Europe was due to net sales from Action, which was acquired in the fourth quarter of 2001.

     Net sales derived from Direct Alliance, our outsourcing business, decreased $2.2 million, or 3%, to $74.3 million for the nine months ended September 30, 2002 from $76.5 million for the nine months ended September 30, 2001. Service fees increased 2% to $66.0 million for the nine months ended September 30, 2002 from $65.0 million for the nine months ended September 30, 2001. Pass-through product sales decreased 28% from $11.5 million to $8.3 million for the nine months ended September 30, 2001 and 2002, respectively. For the nine months ended September 30, 2002, one outsourcing client accounted for approximately 57% of Direct Alliance’s net sales as compared to 52% for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, the three largest outsourcing clients accounted for approximately 94% of Direct Alliance’s net sales as compared to 91% for the nine months ended September 30, 2001.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Gross Profit. Gross profit increased $68.7 million, or 39%, to $246.1 million for the nine months ended September 30, 2002 from $177.4 million for the nine months ended September 30, 2001. As a percentage of net sales, gross profit increased from 11.4% for the nine months ended September 30, 2001 to 11.6% for the nine months ended September 30, 2002. Insight’s gross profit as a percentage of net sales increased from 10.9% for the nine months ended September 30, 2001 to 11.3% for the nine months ended September 30, 2002. The majority of the increase in gross profit as a percentage of net sales at Insight is due to an increase in sales of certain software products and third-party services with net sales recognition and enhanced product margins to the small-to medium-sized business customer. These increases were offset slightly by lower gross margins in the sales to large enterprise customers contributed by the acquisition of Comark and a reduction in supplier reimbursement funds recorded as an offset to cost of goods sold. Other components of costs of goods sold remained relatively constant as a percentage of net sales.

Direct Alliance’s gross profit as a percentage of net sales decreased from 22.2% for the nine months ended September 30, 2001 to 21.0% for the nine months ended September 30, 2002 due primarily to increases in direct program expenses recorded as costs of goods sold.

     Operating Expenses.

     Selling and Administrative Expenses. Selling and administrative expenses increased $65.2 million, or 55%, to $184.3 million for the nine months ended September 30, 2002 from $119.1 million for the nine months ended September 30, 2001. Selling and administrative expenses as a percentage of net sales were 8.7% for the nine months ended September 30, 2002, an increase from 7.6% for the nine months ended September 30, 2001. Selling and administrative expenses as a percentage of net sales for Insight were 8.9% for the nine months ended September 30, 2002 and 7.8% for the nine months ended September 30, 2001. The increase in selling and administrative expenses at Insight was due primarily to selling and administrative expenses attributable to acquired entities, start-up costs of new product and services initiatives and severance costs of $1.5 million in the United Kingdom operations. This increase was offset by a reduction in selling and administrative expenses due to cost savings initiatives, including a reduction in staff at Insight’s North American operations during the last half of 2001.

     Selling and administrative expenses as a percentage of net sales for Direct Alliance were 4.5% for the nine months ended September 30, 2002 and 6.4% for the nine months ended September 30, 2001. The decrease in selling and administrative expenses at Direct Alliance is due to cost savings initiatives, including some reductions in staff, and an increase in direct program expenses, which are included in costs of goods sold rather than selling and administrative expenses.

     Aborted IPO Costs. We withdrew our planned initial public offering (“IPO”) and spin-off of Direct Alliance Corporation on June 6, 2001. We recorded a pre-tax charge of $1.4 million in operating expenses during the nine months ended September 30, 2001 related to the costs of the aborted IPO.

     Amortization. In accordance with SFAS No.142, the amortization of goodwill was discontinued as of January 1, 2002 and therefore there was no goodwill amortization expense recorded for the nine months ended September 30, 2002. Goodwill amortization expense was $1.5 million for the nine months ended September 30, 2001. The decrease in goodwill amortization was offset partially by $778,000 of amortization of intangible assets, namely the Comark trade name, obtained in connection with the acquisition of Comark.

     Non-Operating Expense (Income), Net. Non-operating expense (income), net, which consists primarily of interest expense and interest income, increased to $3.6 million of expense for the nine months ended September 30, 2002 from $51,000 of income for the nine months ended September 30, 2001. Interest expense of $2.9 million and $1.3 million for the nine months ended September 30, 2002 and 2001, respectively, primarily relates to borrowings associated with our credit facilities which were used to finance working capital, acquisitions and

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

capital expenditures. Interest expense has increased due to the financing of acquisitions and the assumption of interest-bearing debt in connection with acquisitions. Interest income of $247,000 and $1.6 million for the nine months ended September 30, 2002 and 2001, respectively, was generated by the Company through short-term investments, some of which are investment grade tax-advantaged bonds. The decrease in interest income is primarily due to the decrease in cash available for short-term investments and also to the decrease in interest rates earned on short-term investments. Non-operating expenses, other than interest expense, consists primarily of bank fees associated with credit facilities and cash management.

     Income Tax Expense. The Company’s effective tax rate was 38.5% and 39.4% for the nine months ended September 30, 2002 and 2001, respectively. The effective tax rate was reduced by the elimination of losses in Germany (due to the closure of our German operations during the fourth quarter of 2001), the elimination of goodwill amortization, and a reduction in Canadian tax rates. The reduction in the effective tax rate was offset partially by the recognition of tax benefits on foreign operating losses at a lower effective tax rate than that of the United States as well as a higher state income tax rate for the acquired Comark operations.

     Net Earnings. Net earnings increased $845,000 or 2%, to $35.3 million, for the nine months ended September 30, 2002 from $34.5 million, excluding the effect of an $830,000, net of tax, aborted IPO charge, for the nine months ended September 30, 2001. Diluted earnings per share decreased 4% to $0.78 for the nine months ended September 30, 2002 from $0.81, excluding the one-time charge for aborted IPO costs, for the nine months ended September 30, 2001. Net earnings for Insight increased 3% to $27.9 million for the nine months ended September 30, 2002 from $27.1 million for the nine months ended September 30, 2001. Net earnings for Direct Alliance increased 1% to $7.4 million for the nine months ended September 30, 2002 from $7.3 million, excluding the one-time charge for aborted IPO costs, for the nine months ended September 30, 2001.

Seasonality

     Although we historically have experienced variability in the rates of sales growth, we have not experienced material seasonality in our overall business during the past several years due to the large percentage of our sales to business customers. As we increase sales to government organizations and educational institutions, we may experience additional seasonality in our overall business, as these customers tend to increase purchases during the third quarter of the calendar year.

Liquidity and Capital Resources

     Our primary capital needs have been to provide capital for potential acquisitions and to fund the working capital requirements and capital expenditures necessitated by our growth. Cash used to acquire Comark on April 25, 2002, including acquisition costs, totaled $102.4 million for the nine months ended September 30, 2002. Capital expenditures for the nine months ended September 30, 2002 and 2001 were $13.6 million and $26.8 million, respectively. Capital expenditures for the nine months ended September 30, 2002 primarily relate to capitalized costs of computer software developed for internal use, purchases of computer equipment and capital improvements to our facility in the United Kingdom, which we purchased in 2001. Capital expenditures for the nine months ended September 30, 2001 primarily relate to the acquisition of new facilities in Sheffield, England, office furniture and equipment for facilities purchased during 2000 and new software applications.

     Our net cash provided by operating activities was $53.0 million for the nine months ended September 30, 2002 compared to $75.5 million for the nine months ended September 30, 2001. The positive cash flow in the current period was primarily due to $35.3 million in net earnings, $17.4 million decrease in accounts receivable, $14.2 million in depreciation and amortization, $14.1 million in provisions for accounts receivable and inventories and $5.2 million in tax benefit from stock options that were exercised. These funds were used to fund a $20.3 million decrease in accounts payable and a $14.7 million decrease in accrued expenses and other current liabilities.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     We amended our $100,000,000 credit facility with a finance company on April 25, 2002. The amended agreement provides for cash advances outstanding at any one time up to a maximum of $100,000,000 on the line of credit, subject to limitations based upon our eligible accounts receivable and inventories. Cash advances bear interest at London Interbank Offered Rate for the United States dollar (“US LIBOR”) plus 1.50% (3.31% at September 30, 2002) if the average monthly outstanding balance is less than $35,000,000, US LIBOR plus 2.00% (3.81% at September 30, 2002) if the average monthly outstanding balance is equal to or greater than $35,000,000 but less than $50,000,000 or US LIBOR plus 2.75% (4.56% at September 30, 2002) if the average monthly outstanding balance is equal to or greater than $50,000,000. Interest is payable monthly. The credit facility, up to a maximum outstanding balance of $40,000,000, can be used to facilitate the purchases of inventories from certain suppliers, and that portion is classified on the balance sheet as accounts payable. The credit facility expires February 2003 and is secured by substantially all of our assets, except the assets of Comark. The credit facility contains various covenants including the requirement that we maintain a specified amount of tangible net worth as well as restrictions on transferring inventories and accounts receivable to Comark and restrictions on the payment of cash dividends. We were in compliance with all such covenants at September 30, 2002. As of September 30, 2002, $56,087,000 was outstanding under the credit facility of which $16,473,000 was used to facilitate the purchase of inventories and included in accounts payable. $43,913,000 was available under the credit facility at September 30, 2002.

     Comark also has a credit facility with a bank. The credit facility provides for cash advances outstanding at any one time up to a maximum of $100,000,000, subject to limitations based upon Comark’s eligible accounts receivable. Cash advances bear interest, at Comark’s option, at the bank’s corporate base rate (3.63% at September 30, 2002), the swing-line rate (2.94% at September 30, 2002) or the bank’s US LIBOR-based rate (3.06 % at September 30, 2002), payable quarterly. The credit facility expires April 23, 2003 and is secured by substantially all of the assets of Comark. The credit facility contains various covenants, including the requirement that Comark maintain a specific dollar amount of tangible net worth and certain leverage and interest coverage ratios. Comark was in compliance with all such covenants at September 30, 2002. As part of the credit agreement, $50,000,000 was immediately borrowed against the facility and loaned to us as an additional source of funds for the acquisition of Comark. As of September 30, 2002, the outstanding balance was $59,500,000, and $40,500,000 was available under the line of credit.

     Action, a subsidiary in the United Kingdom, has an overdraft facility of $2,355,000 with a bank. The facility expires March 2003 and bears interest at London Interbank Offered Rate for the Great Britain pound plus 1.75% (5.69% at September 30, 2002). As of September 30, 2002, there was an outstanding balance of $51,000 and $2,304,000 was available under the overdraft facility. The facility is secured by substantially all of the assets of Action.

     Our future capital requirements include financing the following: the growth of working capital items such as accounts receivable and inventories; the purchase and internal development of software enhancements; building improvements, equipment, furniture and fixtures for the United Kingdom facilities purchased in 2001; equipment, furniture and fixtures to support future growth; and capital needs for integration of recent acquisitions and potential acquisitions. We anticipate that cash flow from operations together with the funds available under our credit facilities will be adequate to support our presently anticipated cash and working capital requirements for operations in 2002. We may need additional debt or equity financing to continue funding our internal growth beyond 2002. In addition, as part of our growth strategy, we intend to consider appropriate acquisition opportunities from time to time, which may require additional debt or equity financing. All of our credit facilities expire in 2003 and we are in discussions with potential lenders for new credit facilities. We do not have any commitments for additional financing and we cannot assure you that we will be able to obtain such financing on terms acceptable to us or at all to fund internal growth or acquisitions. Our ability to obtain financing in the future depends to a large degree on our ability to maintain sufficient cash flows.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Factors That May Affect Future Results and Financial Condition

     Risks associated with past and future acquisitions. Over the past year, we completed the acquisitions of Comark in the United States, Action in the United Kingdom and Kortex in Canada. Acquisitions involve numerous risks, including difficulties in the conversion of information systems and assimilation of operations of the acquired company, the diversion of management’s attention from other business concerns, risks of entering markets in which we have had no or only limited direct experience, assumption of unknown liabilities and the potential loss of key employees and/or customers of the acquired company, all of which in turn could have a material adverse effect on our business, results of operations and financial condition. Our strategy includes the possible acquisition of other businesses to expand or complement our operations. The magnitude, timing and nature of any future acquisitions will depend on a number of factors, including the availability of suitable acquisition candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. There is no assurance that we will identify acquisition candidates that would result in successful combinations or that any such acquisitions will be consummated on acceptable terms. Any future acquisitions may result in potentially dilutive issuance of equity securities, the incurrence of additional debt, the utilization of cash and amortization of expenses related to identifiable intangible assets, all of which could affect our profitability adversely.

     Management of growth. Since our inception, we have experienced substantial changes in and expansion of our business and operations through both acquisitions such as Comark and Action, which collectively are now a material portion of our business, and internal growth. The Comark and Action acquisitions have placed, and any future acquisitions may place, significant demands on our operational, financial, administrative and other resources. For example, we will need to integrate our information systems with those of Comark in order to realize the efficiencies we expected when we acquired Comark. Our operating expenses and staffing levels have increased and are expected to increase in the future as our business grows. In particular, we have retained a significant percentage of the Comark and Action employees and there can be no assurance that such persons will perform to our expectations. Competition for highly qualified personnel is intense, and there can be no assurance that we will be able to continue to attract, assimilate and retain qualified persons in the future. In addition, we expect that any future expansion will continue to challenge our ability to hire, train, motivate and manage our employees. We also expect over time to expend considerable resources to expand/convert our information system and to implement a variety of new systems and procedures. System conversion decisions may result in write-downs of existing hardware and software that will not be used after the integration or conversion. If our sales do not increase in proportion to our operating expenses, our information systems do not expand to meet increasing demands, or we fail to attract, assimilate and retain qualified personnel or otherwise fail to manage our expansion effectively, there would be a material adverse effect on our business, results of operations and financial condition. There can be no assurance that we will achieve our growth strategy.

     Current unfavorable economic conditions and reduced demand in our industry. Our results of operations are influenced by a variety of factors, including general economic conditions, the condition of the computer and related products industry, shifts in demand for or availability of computer and related products and industry introductions of new products, upgrades or methods of distribution. The computer industry in general has felt the effects of the slowdown in the United States and European economies and we specifically have seen a decrease in demand for the products we sell. Sales can be dependent on specific product categories, and any change in demand for or supply of such products could have a material adverse effect on our sales if we fail to react in a timely manner to such changes. Our operating results are also highly dependent upon our level of gross profit as a percentage of net sales which fluctuates due to numerous factors, including changes in prices from suppliers, reductions in the amount of supplier reimbursements that are made available, changes in customer mix, the relative mix of products sold during the period, general competitive conditions, the availability of opportunistic purchases and opportunities to increase market share. In addition, our expense levels, including the costs and salaries incurred in connection with the hiring of account executives, are based, in part, on anticipated sales. Therefore, we may not be able to reduce spending in a timely manner to compensate for any unexpected sales

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

shortfall. As a result, comparisons of our quarterly financial results should not be relied upon as an indication of future performance.

     Reliance on suppliers; Changes in supplier reimbursement programs. We acquire products for resale both directly from manufacturers and indirectly through distributors. Purchases from Tech Data Corporation and Ingram Micro, Inc., both distributors of computers and related products, accounted for approximately 32% and 27%, respectively, of aggregate purchases in 2001. No other supplier accounted for more than 10% of purchases in 2001. However, the top five suppliers as a group (Tech Data Corporation (a distributor); Ingram Micro, Inc. (a distributor); Hewlett-Packard Company (a manufacturer); Synnex Information Technologies, Inc. (a distributor) and Compaq Computer Corporation (a manufacturer)) accounted for approximately 71% of our total product purchases during 2001. The loss of Tech Data Corporation, Ingram Micro, Inc. or any other supplier could cause a short-term disruption in the availability of products. The reduction in the amount of credit granted to us by our suppliers could increase our cost of working capital and have a material adverse effect on our business, results of operations and financial condition. Additionally, there is no assurance that as manufacturers continue to sell directly to end users, they will not limit or curtail the availability of their product to companies such as Insight. Certain of the products offered from time to time by us are subject to manufacturer allocation, which limits the number of units of such products available to resellers like us. Our inability to obtain a sufficient quantity of product or an allocation of products from a manufacturer in a way that favors one of our competitors relative to us could cause us to be unable to fill customers’ orders in a timely manner, or at all, which could have a material adverse effect on our business, results of operations and financial condition. Certain suppliers provide us with substantial incentives in the form of payment discounts, supplier reimbursements, price protections and rebates. Supplier funds are used to offset, among other things, cost of goods sold, marketing costs and other operating expenses. No assurance can be given that we will continue to receive such incentives or that we will be able to collect outstanding amounts relating to these incentives in a timely manner, or at all. A reduction in, the discontinuance of, a significant delay in receiving or the inability to collect such incentives could have a material adverse effect on our business, results of operations and financial condition. Additionally, Compaq Computer Corporation and Hewlett-Packard Company merged on May 3, 2002. Effective November 1, 2002, the merged entity “Hewlett-Packard” instituted changes to its funding programs, as well as changes to the terms and conditions of its operating agreements. Additionally, as a by-product of these changes, we will become more dependent on Hewlett-Packard’s successful execution of its business plan as we will start acquiring more product directly from Hewlett-Packard as opposed to distributors of computers and related products. Because we do not know specifically how these changes will affect our relationships with Hewlett-Packard, we cannot assure you that these changes will not have a material adverse effect on our business, results of operations and financial condition.

     Reliance on information and telephone systems. We believe that our success to date has been, and future results of operations will be, dependent in large part upon our ability to provide prompt and efficient service to customers. In addition, our success is largely dependent on the accuracy, quality and utilization of the information generated by our information systems, which affect our ability to manage our sales, distribution, inventories and accounting systems. Additionally, our success is dependent on our ability to successfully integrate our information system with those of acquired entities. We currently plan to convert to one software platform over the next twelve to eighteen months. There can be no assurances that the conversion will not cause material disruptions in our business, which would have a material adverse effect on our results of operations and financial condition. Although we have built redundancy into most of our systems, and have full data backup, we do not have a formal disaster recovery plan; therefore, a substantial interruption in our information systems or in our telephone communication systems would have a material adverse effect on our business, results of operations and financial condition.

     Actions of competitors. The computer and related products industry is highly competitive. Competition is based primarily on price, product availability, speed of delivery, credit availability, ability to tailor specific solutions to customer needs and quality and breadth of product lines. We compete with original equipment manufacturers (including original equipment manufacturers whose products we sell) as well as a large number

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

and wide variety of marketers and resellers of computers and related products, including national direct marketers (including value-added resellers and specialty retailers, aggregators, distributors, franchisers, manufacturers and national computer retailers, some of which have commenced their own direct marketing operations), traditional computer and related products retailers, computer superstores, Internet-only computer providers, consumer electronics and office supply superstores and mass merchandisers. Certain of our competitors have longer operating histories and greater financial, technical, marketing and other resources than we do. In addition, many of these competitors offer a wider range of products and services than we do and may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many current and potential competitors also have greater name recognition, engage in more extensive promotional activities and adopt more aggressive pricing policies than we do. Additionally, several of our competitors have lower operating cost structures, allowing them to profitably employ more aggressive pricing strategies. There can be no assurance that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not have a material adverse effect on our business, results of operations and financial condition.

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

     We rely on outsourcing clients. Through our operating segment, Direct Alliance Corporation, we perform business process outsourcing services for a small number of manufacturers in the computer industry pursuant to various arrangements. For the year ended December 31, 2001 and the nine months ended September 30, 2002, one outsourcing client accounted for approximately 52% and 57%, respectively, of Direct Alliance’s net sales. The three largest clients accounted for approximately 92% and 94% of Direct Alliance’s net sales for the year ended December 31, 2001 and the nine months ended September 30, 2002, respectively. These clients may cancel such arrangements in some instances on relatively short notice or fail to renew them upon expiration. There is no assurance that we will be able to replace any manufacturers that terminate or fail to renew their relationships with us. Additionally, we seek to expand our offerings both within and outside of the computer industry. The failure to maintain current arrangements or the inability to enter into new ones within or outside the computer industry could have a material adverse effect on our business, results of operations and financial condition. All of our current outsourcing clients are manufacturers in the computer industry, and, therefore, are subject to the same risks as we are with respect to the general economy. These risks may negatively impact the amount of business our clients outsource to us.

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

     Our existing credit facilities expire in 2003 and if we are unable to replace these facilities on acceptable terms we may incur higher interest expenses or your equity interest may be diluted. We currently utilize two short-term lines of credit for our working capital and other needs. We may borrow up to a maximum of $100 million under each of the lines, which expire in February and April 2003. The availability under each of these lines is subject to formulas based on our eligible accounts receivable and inventories. As of September 30, 2002, our current aggregate availability under these lines was $84,413,000 and $115,587,000 in aggregate was outstanding, of which $16,473,000 was classified on the balance sheet as accounts payable. We intend to seek a combination of long-term and short-term financing to replace these short-term facilities prior to their expiration or, in the alternative, refinance the existing facilities. However, we may be unable to secure financing or refinance our existing facilities or, if we are able to secure financing or refinance our existing facilities, it may be on less favorable terms such as higher interest rates. If we were unable to secure acceptable financing or refinance the current facilities, we may be required to seek other financing alternatives such as selling additional equity securities or convertible debt securities that would dilute the equity interests of current shareholders. We cannot assure you that we will be able to obtain such financing on terms favorable to us or at all.

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

     Rapid changes in product standards may result in substantial inventory obsolescence. The computer and related products industry is characterized by rapid technological change and the frequent introduction of new products and product enhancements, which can decrease demand for current products or render them obsolete. In addition, in order to satisfy customer demand, protect ourselves against product shortages, obtain greater purchasing discounts and react to changes in original equipment manufacturers’ terms and conditions, we may

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

carry relatively high inventory levels of certain products that may have limited or no return privileges. There can be no assurance that we will be able to avoid losses related to inventory obsolescence on these products.

     Changes in state sales or use tax collection procedures may increase our administrative burden and our prices to customers. We presently collect sales tax from our customers in states in which we, via one of our subsidiaries, have a physical presence. For our subsidiaries selling to small- and medium-sized customers (businesses with less than 1,000 computers), these states are Arizona, Indiana and Tennessee. Although not required, we also collect state and use tax in California as an accommodation to these customers. For our subsidiaries selling to large corporate customers (businesses with at least 1,000 computers), we currently collect sales tax in virtually every state. Various states have sought to impose on direct marketers the burden of collecting state sales or use taxes on the sales of products shipped to that state’s residents. The United States Supreme Court has affirmed its position that, under the Commerce Clause of the United States Constitution, a state cannot constitutionally impose sales or use tax collection obligations on an out-of-state mail order company whose only contacts with the state are the solicitation of sales via the telephone or Internet or the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier from a point outside of the state. If the Supreme Court changes its position or if legislation is passed to overturn the Supreme Court’s decision, the imposition of a sales or use tax collection obligation on us in states to which we ship products, and do not already collect sales or use tax, would result in additional administrative expenses and could result in price increases to the customer or could otherwise have a material adverse effect on our business. From time to time, legislation to overturn this decision of the Supreme Court has been introduced, although to date no such legislation has been passed. Additionally, there is the possibility of a tax being imposed on sales transacted via the Internet, although none has been imposed to date. We also collect a goods and services tax in Canada, and a value-added tax in the United Kingdom.

     The results of litigation may affect our operating results. From time to time we will be made defendants to lawsuits both in the ordinary course of business and as a result of other circumstances. Depending on the claims made and the nature of the relief sought, any such lawsuit, if decided against us, could adversely impact our results of operations. We have been named in a lawsuit filed in the United States District Court, District of Arizona, by a stockholder alleging violations of Section 10(b) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder. Plaintiff in this action alleges that we and certain of our officers made false and misleading statements pertaining to our business, operations and management in an effort to inflate the price of our common stock. The lawsuit also names as co-defendants: Eric J. Crown, our Chairman of the Board of Directors; Timothy A. Crown, our Chief Executive Officer and a director; and Stanley Laybourne, our Chief Financial Officer, Treasurer and a director. In the complaint, which was served on us August 5, 2002, the plaintiff seeks class action status to represent all buyers of our common stock from April 26, 2002 to July 17, 2002. Three additional complaints have been filed against us with respect to these and related matters. We are preparing our response to the allegations as set forth in the lawsuit and intend to defend the lawsuit vigorously. We cannot assure you that these, or any piece of litigation that we are currently party to, or that may be filed against us in the future, will not have an adverse affect on our results of operations.

     We may issue options under our stock option plans and sell shares under our employee stock purchase plan, which may dilute the interest of shareholders. We have reserved shares of our common stock for issuance under our Employee Stock Purchase Plan, our 1998 Long Term Incentive Plan (the “1998 LTIP”) and pursuant to our 1999 Broad –Based Incentive Plan. As approved by our stockholders, our 1998 LTIP provides that additional shares will be made available for issuance based on a preset formula contained in that plan. The preset formula states that the total number of shares of common stock remaining for grant under the 1998 LTIP and any of our other option plans, plus the number of shares of common stock granted but not yet exercised under the 1998 LTIP and our other option plans, shall not exceed 20% of the outstanding shares of our common stock at the time of calculation of the additional shares. Therefore, we will reserve additional shares on an ongoing basis for issuance under this plan. At September 30, 2002, we had 8,082,234 stock options outstanding with a weighted average exercise price of $18.13. Based on the preset formula, we had 1,058,267 stock options available for grant at September 30, 2002.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     When stock options with an exercise price lower than the current market price are exercised, our stockholders will experience dilution in the price of their shares and may experience a dilution of earnings per share due to the increased number of shares outstanding. Also, the terms upon which we will be able to obtain equity capital may be affected, because the holders of outstanding options can be expected to exercise them at a time when we would, in all likelihood, be able to obtain needed capital on terms more favorable to us than those provided in outstanding options.

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

     We have never paid dividends on our common stock and do not plan to do so in the future .. Our equity securities are entitled to receive any dividends that may be declared by our board of directors. We have not paid any cash dividends on our common stock and we do not expect to pay cash dividends in the future. We intend to retain any future earnings to provide funds for operations of our business. Investors who anticipate the need for dividends from investments should not purchase our common stock.

Recently Issued Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”), which addresses financial accounting and reporting for reporting gains and losses from extinguishment of debt, accounting for intangible assets of motor carriers and accounting for leases. SFAS No. 145 requires that gains and losses from the early extinguishment of debt should not be classified as extraordinary, as previously required. SFAS No. 145 also rescinds SFAS No. 44, which was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980 (Public Law 96-296, 96th Congress, July 1, 1980). Those transitions are completed; therefore, SFAS No. 44 is no longer necessary. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also makes various technical corrections to existing pronouncements. Those corrections are not substantive in nature. The provisions of SFAS No. 145 relating to SFAS No. 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on our consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities , which addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are voluntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is in the process of evaluating the adoption of SFAS No. 146 and its impact on the financial position or results of operations of the Company.

INSIGHT ENTERPRISES, INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We have interest rate exposure arising from our lines of credit, which have a variable interest rates. These variable interest rates are impacted by changes in short-term interest rates. We manage interest rate exposure through our conservative debt to equity ratio and our mix of fixed and variable rate debt. At September 30, 2002, the fair value of our long-term debt approximated its carrying value.

     We also have foreign currency translation exposure arising from the purchase and operation of foreign entities. We monitor our foreign currency exposure and may from time to time enter into hedging transactions to manage this exposure. There were no significant hedging transactions during the nine months ended September 30, 2002 or hedging instruments outstanding at September 30, 2002.

Item 4. Controls and Procedures

     Within the 90 days prior to the filing date of this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Insight Enterprises, Inc and our consolidated subsidiaries required to be included in this Quarterly Report on Form 10-Q. Since the date of this evaluation, there have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

     We have been named in a lawsuit filed in the United States District Court, District of Arizona, by a stockholder alleging violations of Section 10(b) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder. Plaintiff in this action alleges that we and certain of our officers made false and misleading statements pertaining to our business, operations and management in an effort to inflate the price of our common stock. The lawsuit also names as co-defendants: Eric J. Crown, our Chairman of the Board of Directors; Timothy A. Crown, our Chief Executive Officer and a director; and Stanley Laybourne, our Chief Financial Officer, Treasurer and a director. In the complaint, which was served on us August 5, 2002, the plaintiff seeks class action status to represent all buyers of our common stock from April 26, 2002 to July 17, 2002. Three additional complaints have been filed against us with respect to these and related matters. We are preparing our response to the allegations as set forth in these lawsuits and intend to defend the lawsuits vigorously.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

INSIGHT ENTERPRISES, INC.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. (unless otherwise noted, exhibits are filed herewith)

Exhibit No.		Description

2.1	(1)	— Stock Purchase Agreement dated as of April 25, 2002 by and among Insight Enterprises, Comark, Inc, Comark Investments, Inc., Philip E. Corcoran and Charles S. Wolande

3.1	(2)	— Composite Certificate of Incorporation of Registrant

3.2	(3)	— Bylaws of the Registrant

99.1		— Certification of Chief Executive OfficerPursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

99.2		— Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our current report on Form 8-K filed on May 10, 2002.

(2)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001.

(3)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999.

(b)	Current Reports on Form 8-K filed or furnished during the quarter covered by this Form 10-Q are as follows:

1.	A Form 8-K/A was filed on July 9, 2002 amending its report on Form 8-K filed May 10, 2002 disclosing the acquisition of Comark, Inc. and Comark Investments, Inc. (“Comark”) on April 25, 2002. The Form 8-K/A incorporated by reference the Stock Purchase Agreement dated April 25, 2002 by and among Insight Enterprises, Inc., Comark, Philip Corcoran and Charles Wolande. The Form 8-K/A also included, under Item 7, audited combined balance sheets of Comark as of December 29, 2001 and December 30, 2000 and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 29, 2001. The Form 8-K/A also included, under Item 7, unaudited pro forma condensed consolidated financial statements of Insight Enterprises, Inc. and Comark as of and for the year ended December 31, 2001.

2.	A Form 8-K was filed on July 19, 2002, and included, under Item 5, the following:

1.	A press release dated July 17, 2002 announcing that Insight Enterprises, Inc.’s second quarter 2002 results would be lower than the guidance previously reported.

2.	A press release dated July 18, 2002 announcing that Insight Enterprises, Inc. would hold a pre-Q2 2002 earnings conference call on July 18, 2002 at 5:00 pm eastern time.

3.	A conference call script for the conference call held on July 18, 2002 at 5:00 pm eastern time.

A copy of each of the above was attached to the Form 8-K as an Exhibit.

3.	A Form 8-K was furnished on August 14, 2002, under Item 9, reporting that each of the Principal Executive Officer, Timothy A. Crown, and the Principal Financial Officer, Stanley Laybourne, of Insight Enterprises, Inc. submitted to the Securities and Exchange Commission (the “SEC”)

INSIGHT ENTERPRISES, INC.

sworn statements pursuant to SEC Order No. 4-460. A copy of each of those statements was attached to the Form 8-K as an Exhibit.

4.	A Form 8-K was filed on August 15, 2002 including, under Item 5, the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002. The Form 8-K also included, under Item 7, unaudited combined balance sheets of Comark as of March 30, 2002 and December 29, 2001 and the related statements of income, retained earnings and cash flows for the three months ended March 30, 2002 and March 31, 2001. The Form 8-K also included, under Item 7, unaudited pro forma condensed consolidated financial statements of Insight Enterprises, Inc. and Comark as of and for the three months ended March 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 14, 2002	INSIGHT ENTERPRISES, INC.

	By:	/s/ Timothy A. Crown

Timothy A. Crown
Chief Executive Officer

	By:	/s/ Stanley Laybourne

Stanley Laybourne
Chief Financial Officer and Treasurer
(principal financial officer)

INSIGHT ENTERPRISES, INC.

CERTIFICATIONS

I, Timothy A. Crown, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Insight Enterprises, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:	/s/ Timothy A. Crown

Timothy A. Crown
Chief Executive Officer

INSIGHT ENTERPRISES, INC.

I, Stanley Laybourne, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Insight Enterprises, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:	/s/ Stanley Laybourne

Stanley Laybourne
Chief Financial Officer