Form 10-K
period 2002-12-31
INSIGHT ENTERPRISES INC
filed 2003-03-27
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2002

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from           to

Commission File Number: 0-25092

INSIGHT ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of	86-0766246
incorporation or organization)	(IRS Employer Identification No.)

1305 West Auto Drive
Tempe, Arizona (Address of principal executive offices)	85284 (Zip Code)
Registrant’s telephone number, including area code: (480) 902-1001

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	N/A

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

Yes  [X]        No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  [X]        No [  ]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the closing price of the Registrant’s Common Stock as reported on the Nasdaq National Market on June 28, 2002, the last business day of the Registrant’s most recently completed second fiscal quarter, was $1,116,553,551. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

     The number of outstanding shares of the Registrant’s Common Stock on February 28, 2003 was 46,101,041.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s definitive proxy statement relating to its 2003 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference into Part II, Item 5 and Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, among other things, projections of matters that affect sales, gross profit, operating expenses or net earnings; projections of capital expenditures; projections for growth; hiring plans; plans for future operations, including the execution of acquisition integration plans; financing needs or plans; plans relating to our products and services; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking information. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:

•	risks associated with our integration and operation of past and future acquired businesses;

•	reduced demand for products and services in our industry;

•	current unfavorable economic conditions (including uncertainty created by military action);

•	actions of competitors;

•	changes in supplier reimbursement and buying programs;

•	our ability to manage growth successfully;

•	changing methods of distribution;

•	risks associated with international operations;

•	reliance on suppliers;

•	reliance on information and telephone systems;

•	reliance on our outsourcing clients;

•	rapid changes in product standards;

•	dependence on key personnel;

•	availability of short-term financing arrangements;

•	changes in state sales or use tax collection requirements;

•	recently enacted and proposed changes in securities laws and regulations;

•	results of litigation;

•	and other risks that are otherwise described from time to time in our Securities and Exchange Commission reports, including but not limited to the items discussed in “Factors that Could Affect Future Results” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.

We assume no obligation and do not intend to update any forward-looking statements.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Consolidated Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
EX-10.20
EX-10.30
EX-10.31
EX-10.32
EX-10.33
EX-10.34
EX-10.35
Ex-10.36
EX-10.37
EX-10.38
EX-21
Ex-23.1
Ex-99.1
EX-99.2

INSIGHT ENTERPRISES, INC.

FORM 10-K ANNUAL REPORT
Year Ended December 31, 2002

PART I

Item 1. Business

General

     We were incorporated in Delaware in 1991 as the successor to the business that commenced operations in 1988.

     We are a leading provider of information technology (“IT”) products and services to businesses in the United States, Canada and the United Kingdom. Our offerings include brand name computing products, IT services and outsourcing of business processes. Our business is organized in the following four operating segments:

•	Direct marketer of computing products and services – North America (referred to as “Insight North America”)

•	Direct marketer of computing products and services – United Kingdom (referred to as “Insight UK”)

•	Business process outsource provider (referred to as “Direct Alliance”)

•	Other: Internet service provider – United Kingdom (referred to as “PlusNet”)

     Insight North America, Insight UK, Direct Alliance and PlusNet represented 83%, 13%, 3% and 1% of our net sales in 2002, respectively. As explained below under “Operating Segments,” we reorganized our operating segments in the fourth quarter of 2002. Prior to this reorganization, Insight North America, Insight UK and PlusNet were operated and reported as a single operating segment.

     We seek to become the best source for IT products and services in the United States, Canada and the United Kingdom, as well as the leading global provider of outsourced direct channel business processes. Accordingly, in 2002 we focused on strengthening our market position by expanding our customer base and strengthening our service capabilities.

Acquisitions

     In 1997, we expanded internationally by initiating operations in Canada. During 1998, we initiated operations in the United Kingdom and Germany, both through acquisitions. In the fourth quarter of 2001, we acquired additional computer direct marketers in Canada and the United Kingdom and closed down our operations in Germany to focus all of our European efforts on the United Kingdom.

     In April 2002, we acquired Comark, Inc. and Comark Investments, Inc. (collectively, “Comark”), which had net sales of $1.5 billion in its fiscal year ended December 31, 2001. Comark was a reseller of brand name computers, peripherals, networking products, storage products, software and accessories. Comark also provided services such as asset management, configuration and integration, network design and consulting, installation, moves, adds and changes, network monitoring, system integration, enterprise consulting, hardware maintenance and voice/video/data integration. Comark marketed to medium-to-large enterprises, educational customers, federal, state and local government agencies, small businesses and certain computer resellers in the United States. Their primary target customer was the medium-to-large enterprise business. Among the general strategic benefits we sought from the acquisition were to:

•	solidify our position as a leading provider of IT products;

•	enhance our existing customer base through strategically-located sales offices and access to larger enterprise customers;

•	capitalize on our existing direct sales force that is experienced in servicing the corporate and public sector markets;

•	become the primary source for all IT product and related service needs of the small- to medium-sized business;

•	expand our vast product offerings into the medium-to-large enterprise business market;

•	have the ability to deliver custom IT solutions, including complex systems integration and total project management, to all markets;

•	increase penetration into the public sector, particularly federal government;

•	increase buying power leverage with suppliers;

•	realize cost savings through economies of scale and operational efficiencies;

•	benefit from combined virtual and physical distribution capabilities; and

•	add to the experience and depth of our senior management team.

Effective December 31, 2002, we ceased using the Comark trade name and are continuing to integrate the former Comark operations into the operating structure of Insight North America. We have integrated departments under one organization chart, consolidated employee benefits and finalized and communicated the final integration plans and operating strategy to our employees. The most significant remaining step to the integration is the conversion of our United States direct marketing operations onto one IT system, which we expect to complete by the end of 2003.

Operating Segments

     During the fourth quarter of 2002, we reorganized our internal reporting structure in conjunction with the continuing integration of our acquisitions. As a result of this revised internal reporting structure, our increased focus on geographic information to make investment decisions and the investment community’s request to receive additional information, we reorganized our financial reporting, effective in the fourth quarter of 2002, into the following reportable operating segments:

•	Insight North America

•	Insight UK

•	Direct Alliance

•	PlusNet

     Insight North America, Insight UK, Direct Alliance and PlusNet are discussed below as separate operating segments for all periods presented to conform to their current reportable segment designation. Prior to the fourth quarter of 2002, the results of Insight North America, Insight UK and PlusNet were reported in a single operating segment. Results of operations for our operations in Germany are not included in the segment discussion below as we closed these operations in the fourth quarter of 2001. Future changes to our organizational structure and business operations may result in further changes to our reportable operating segments.

     The following discussion of our operating segments should be read in conjunction with the segment disclosures found in Note 19 to the Consolidated Financial Statements in Item 8 of this report. A discussion of factors potentially affecting our operations is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Factors that Could Affect Future Results” in Item 7 of this report which is incorporated herein by this reference.

Insight North America

     Insight North America, our primary operating segment representing 83% of net sales in 2002, has grown to be one of the largest IT products and services resellers in North America. The acquisition of Comark, as discussed previously, provided Insight North America with the additional service capabilities and expanded customer base to permit the adoption of a strategy of becoming the best source for business computing products and services. We believe that Insight North America has evolved from being a direct marketer of IT products into a leading reseller of IT products and services.

     Insight North America offers an extensive assortment of more than 200,000 SKUs of computer hardware and software, including such popular name brands as Hewlett-Packard, IBM, Microsoft, Toshiba, Cisco, 3Com, Lexmark and Sony. Insight North America also provides its United States customers IT services such as:

•	custom configuration and advanced integration;

•	network design and consulting; and

•	asset management, deployment and disposal.

     Additionally, Insight North America offers third-party services including extended warranties, training, connectivity, and leasing. We believe that our knowledgeable sales force, targeted marketing strategies, streamlined distribution, and advanced services capabilities will further differentiate Insight North America from its competitors.

     Insight North America sells these products and services through a variety of means including:

•	a staff of customer-dedicated account executives utilizing proactive outbound telephone-based sales;

•	a customer-focused face-to-face field sales force;

•	electronic commerce (primarily the Internet); and

•	electronic marketing.

     Insight North America seeks to create strong, long-term relationships with its customers through the use of a well-trained, dedicated sales force whose goal is to increase penetration of existing accounts, encourage repeat buying and ensure customer satisfaction. Insight North America has increased its number of account executives over the last five years, from 588 in 1997 to 1,711 at the end of 2002, the majority of whom focus on outbound telemarketing.

     Insight North America targets small- to medium-sized businesses and large corporate enterprises, as well as governmental and educational entities. Insight North America markets its products and services principally under the name “Insight.”

     Our goal is to make Insight North America the best source for business computing products and services by providing a broad, competitively-priced product selection and personalized advanced integrated services to help our customers reduce the total cost of ownership and manage the technology lifecycle.

Insight UK

     Insight UK, representing 13% of our net sales in 2002, offers an extensive assortment of more than 70,000 SKUs of computer hardware and software, including such popular name brands as Hewlett-Packard, IBM, Microsoft, Toshiba, Cisco, 3Com, Lexmark and Sony.

     Insight UK sells these products through a variety of means including:

•	a staff of customer-dedicated account executives utilizing proactive outbound telephone-based sales;

•	a customer-focused face-to-face field sales force;

•	a comprehensive product catalog;

•	electronic commerce (primarily the Internet); and

•	electronic marketing.

     Insight UK seeks to create strong, long-term relationships with its customers through the use of a well-trained, dedicated sales force whose goal is to increase penetration of existing accounts, encourage repeat buying and ensure customer satisfaction. To that end, Insight UK has increased its number of account executives by 318% over the last four years, from 62 in 1998 to 259 at the end of 2002, the majority of whom focus on outbound telemarketing. Insight UK targets small- to medium-sized businesses, as well as governmental and educational entities. Insight UK markets its products and services under the name “Insight.”

     The business model for Insight UK is very similar to Insight North America. The primary differences between the two are:

•	the advanced service offering capability in Insight North America;

•	the focus on larger corporate enterprises in the United States; and

•	the use of product catalogs in the United Kingdom.

     Our goal is to make Insight UK the leading direct marketer of IT products to small- and medium-sized businesses, including government and educational entities, in the United Kingdom by offering the broadest selection of competitively priced brand name products.

Direct Alliance

     Direct Alliance, representing 3% of net sales in 2002, is our business process outsourcing organization. Direct Alliance provides marketplace solutions in the areas of logistics and supply chain management, finance, direct sales, direct marketing and analytics using proprietary technology, infrastructure and processes. Direct Alliance’s services enable manufacturers of brand name products to sell directly to customers and support existing indirect sales channels in a cost-effective and timely manner. Direct Alliance operates as a “virtual division” of its clients, and provides its clients a comprehensive range of services, from customer acquisition to returns management. Direct Alliance’s unique combination of services, technology and direct channel expertise allows it to provide customized, vertically integrated outsourced programs for its clients. For the year ended December 31, 2002, one outsourcing client accounted for approximately 59% of Direct Alliance’s net sales and the three largest clients accounted for approximately 93% of net sales.

     Our goal is to make Direct Alliance the leading global provider of such outsourced business process services by enhancing existing client relationships, expanding market share in the computer industry, expanding its services into new industries, broadening its service offerings globally, developing strategic partnerships and continually improving its technology.

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

PlusNet

     PlusNet, representing less than 1% of our net sales in 2002, is our Internet service provider (“ISP”) in the United Kingdom that we acquired as part of the acquisition of a United Kingdom direct marketer in 1998. PlusNet offers dial-up and broadband Internet access to businesses and consumers in the United Kingdom. PlusNet targets the experienced and educated Internet user and sales are made via the Internet. The ISP market in the United Kingdom is continuing to evolve as dial-up customers are migrating to broadband Internet access. We believe PlusNet is well positioned to respond to this market shift. Although broadband Internet access is sold at a lower gross margin percentage than dial-up, it currently is providing an increase in net sales and earnings from operations for PlusNet. We will continue to operate PlusNet as a stand-

alone operating segment. However, because Internet access is not part of our core operations, our long-term goal is to maximize shareholder value by divesting PlusNet through a sale, spin-off or another type of transaction.

Industry

     The market for IT products and services is served through a variety of distribution channels, and intense competition for market share has forced computer manufacturers to seek the most cost effective and efficient channels to distribute their products. We believe the industry is evolving and some of the roles defining the participants in the supply chain are becoming blurred. We believe three important trends have emerged. First, manufacturers are increasing their use of the direct channel, through direct marketers, such as Insight North America and Insight UK, and increasingly through their own internal resources, to market and sell products directly to customers in order to enhance sales growth and lower overall selling costs. Second, direct marketers are increasing their offerings to include IT services and complementing their outbound telesales organizations with face-to-face field sales. Third, larger resellers, such as Insight North America, are continuing to take market share away from smaller resellers.

     Demand for IT products over the past several years has decreased in North America and worldwide due to slowing economic growth and a lengthening of replacement cycles. This slowdown in spending was evident beginning in the fourth quarter of 2000 and has not shown any signs of improving in the near term. Prior to late 2000, the industry experienced strong growth rates amidst a healthy economic environment.

     We believe that we will continue to benefit from industry changes as a cost-effective provider of a full range of IT products and services. We believe that demand is no longer driven only by increased speed and functionality of basic desktop computers, but by the total cost of ownership and return on investment of capital IT expenditures. While purchase decisions will continue to be based on product selection and availability, price, convenience, service offerings, knowledge of sales executives and customer service, we believe businesses increasingly desire a total solution that includes products and services and focuses on minimizing the total cost of ownership. We believe that direct marketers, like Insight North America, have the ability to offer broader product selection and availability, lower prices, dedicated knowledgeable sales executives and greater purchasing convenience than traditional retail stores or value added resellers (“VARs”) and have the ability to offer the necessary support functions (e.g., dedicated account executives, purchases on credit terms and efficient return privileges), which Internet-only sellers do not usually provide. Additionally, manufacturers do not offer the breadth of multi-branded product offerings that direct marketers offer. We believe that business customers, including governmental and educational entities, increasingly desire a total package solution that includes not only competitively priced products backed by superior customer service, but also advanced services such as custom configuration, advanced integration and deployment. We believe that we are uniquely positioned to take advantage of this shift in customer needs, as our primary operating segment, Insight North America, has migrated from a direct marketer of IT products to a reseller of IT products and services. Insight North America provides customers with a single source for technology products, services, integration, configuration, deployment, installation and networking design. We do not believe that any of our competitors have the breadth of capabilities we have in the United States. This allows us to differentiate ourselves with a customer service strategy that spans the continuum from fast delivery of competitively priced products to advanced IT solutions. Finally, we believe that as more manufacturers desire to access the direct market, they may elect to outsource their business processes to companies such as Direct Alliance that offer fast deployment of direct marketing programs and cost-effective solutions. For a discussion of risks associated with the actions of our competitors, see “Management’s Discussion and Analysis of Financial Condition – Factors That May Affect Future Results and Financial Condition – Actions of competitors,” in Item 7. For a discussion of risks associated with the changing methods of distribution, see “Management’s Discussion and Analysis of Financial Condition – Factors That May Affect Future Results and Financial Condition – Changing methods of distribution,” in Item 7.

Operating Strategy

     Our objective is to become the best source for IT products and services in the United States, Canada and the United Kingdom. Additionally, we seek to become the leading global provider of outsourced direct business processes. The key elements of our strategy are as follows:

     Focus on Businesses and Public Sector. We target businesses as well as governmental and educational entities. Our target customer employs 50 to 5,000 people that regularly use computing products. We believe this is one of the most valuable segments of the IT products and services market because entities in this segment demand leading, high-performance technology products and services, purchase frequently, are value conscious, value well-trained account executives and are knowledgeable buyers that require less technical support than the average consumer. Our operating model positions us to serve this segment of the market more effectively through our competitive pricing, extensive product availability, advanced service capabilities, well-trained account executives, high levels of customer service, cost-effective distribution systems and technological innovation.

     Utilize Well-Trained Account Executives and Proactive Targeted Marketing. We offer our products through integrated direct sales and marketing that includes outbound and inbound telesales, face-to-face field sales personnel, electronic commerce and selectively targeted electronic direct marketing. The type of marketing model employed varies by operating subsidiary, with each focusing on specific customer segments. We focus our effort on outbound telemarketing and Insight North America and Insight UK had 1,970 accounts executives combined at December 31, 2002 compared to 1,518 at December 31, 2001. To support our marketing effort, in 2003, we will be increasing our traditional marketing efforts in the areas of brand building and demand generation, including some national advertising.

     Promote Use of E-Commerce and Electronic Marketing. We actively promote the use of e-commerce with our customers, including our websites and customer web pages. We believe that providing the customer with a seamless e-commerce system supported by well-trained account executives results in a highly efficient business model with high customer satisfaction. Through the promotion of e-commerce, we hope to increase sales and facilitate the customer’s ease of doing business with us. During 2002, Insight North America and Insight UK experienced a decrease in its unassisted web sales, those sales transacted without the assistance of an account executive, to 9.1% of sales in 2002 from 12.2% of sales in 2001. The decrease was due primarily to the acquisition of Comark, whose large corporate customers traditionally did not place orders directly through the website without the assistance of their account executives.

     Build Customer Loyalty. We strive to create a strong, long-term relationship with our business customers, which we believe increases the order sizes in our existing accounts, encourages repeat buying, and promotes customer satisfaction. We believe that a key to building customer loyalty is to provide customers with a team of knowledgeable account executives backed by a strong support staff. Most business customers are assigned a trained account executive who understands the customer’s technology needs and proactively identifies and processes orders for products and services that meet those needs. We believe these strong one-on-one relationships improve the likelihood that the customer will look to us for future purchases.

     Maintain Broad Selection of Branded Products. We provide the convenience of one-stop shopping by offering our customers a comprehensive selection of more than 200,000 brand name IT products. We offer products of major manufacturers including Hewlett-Packard, IBM, Microsoft, Toshiba, Cisco, 3COM, Lexmark and Sony. Our breadth of product offering combined with our efficient, high-volume and cost-effective direct sales and marketing allows us to offer competitive prices. We have developed “direct-ship” programs with many of our suppliers through the use of electronic data interchange links allowing us to further expand our product offerings without increasing inventory, handling costs or inventory risk exposure.

     Offer Advanced Services. We offer our customers a total package solution that includes comprehensive product selection and advanced services such as:

•	Custom configuration and advanced integration;

•	Network design and consulting; and

•	Asset management, deployment and disposal.

     These product service offerings are supported by technical experts in select product and service areas that we refer to as “Centers of Excellence.” We currently have Centers of Excellence focused on the following specialized areas:

•	Connectivity

•	High Performance Systems

•	International Shipments

•	Networking

•	Software Licensing

•	Storage

•	Warranty

     We believe that there is no other reseller with the same breadth and depth of IT products and services that we offer to our customers.

     Maintain Efficient Technology Driven Operations. We have developed an operating model which is supported by what we believe is an efficient fulfillment and distribution infrastructure. This operating model, which teams the flexibility of both physical and virtual inventory sourcing, yielded inventory turns of 40 and 80 times in 2002 and 2001, respectively. The decrease in annualized inventory turns resulted from a reduction in the percentage of direct shipments and corresponding increase in inventories due to the acquisition of Comark, increases in opportunistic purchases and changes in one manufacturer’s buying programs. We also use proprietary, real-time information systems to enhance the integration of our sales, distribution and accounting functions, with the goal of lowering operating expenses while at the same time improving customer service and satisfaction levels. To minimize our inventory exposure, we use a variety of inventory control procedures and policies, including automated “just-in-time” management and electronic “direct-ship” programs with suppliers. We shipped 63% of our orders in 2002 directly to the customer from our suppliers. In addition, we use other automated systems involving telephony, credit card processing and standard e-mail notification to further streamline operations, improve profitability and increase customer satisfaction.

Growth Strategy

     Our growth strategy is to increase sales and earnings by:

     Increasing Penetration of Our Existing Customer Base. We seek to become the primary provider of IT products and services for our customers by investing in the development and training of our account executives and providing the tools to effectively sell the best IT solution, including products and services, to our customers. We believe proactive account management and assignment of specific account executives dedicated to developing closer relationships with active business customers will enable us to increase the volume, frequency, and breadth of sales to these customers. We continue to refine and analyze our customer database to better understand and service our customer, which results in long-term customer relationships. In addition, we are focused on improving account executive productivity by providing a comprehensive, on-going training program to our account executives, implementing incentive programs that focus on rewarding and retaining top performers and automating routine processes. We will also be increasing our marketing initiatives in 2003 relating to brand awareness and service capabilities.

     Expanding Our Customer Base. We intend to increase our direct sales and targeted marketing efforts in each of our customer segments: small-to medium-sized businesses, large corporate enterprises, and governmental and educational institutions. We seek to acquire new account relationships through proactive outbound telesales, face-to-face field sales, electronic commerce, targeted electronic direct marketing and increased advertising.

     Capitalizing on Global Presence. We seek to expand our global presence in an effort to achieve our goal of becoming a global leader for IT products and services. To that end, we have established operations in Canada and the United Kingdom. Our presence in these countries was expanded in 2001 as we completed acquisitions in both Canada and the United Kingdom during the fourth quarter of 2001. These acquisitions provide Insight North America and Insight UK with an increased customer base, expanded product offerings and the ability to leverage their existing infrastructure and supplier relationships. Our operation in Germany was closed during the fourth quarter of 2001 and presently we are focusing all of our European efforts on the United Kingdom. We intend eventually to continue expanding in Europe through the expansion of our existing infrastructure in the United Kingdom. Additionally, Direct Alliance offers multi-lingual, multi-currency capabilities that assist its clients as they expand into European and Asian markets.

     For the year ended December 31, 2002, 86% of our net sales were generated from North American subsidiaries with the remaining 14% from United Kingdom subsidiaries. A summary of our North American and United Kingdom net sales and long-lived assets is set forth in Note 19 to our Consolidated Financial Statements in Item 8. For a discussion of risks associated with our international operations, see “Management’s Discussion and Analysis of Financial Condition – Factors That May Affect Future Results and Financial Condition – Risks associated with international operations,” in Item 7.

     Leveraging and Improving Our Existing Infrastructure. We have expended considerable resources to develop our infrastructure to support planned growth. As part of the integration of Comark, we are migrating the United States operations of Insight North America to one system platform. We call this new system “Maximus.” The plan for the new Maximus system is to not only retain all of the functionality currently available in our two separate systems necessary to properly service our customers’ needs and desires, but to add additional functionality that will enable us to exceed our customers’ expectations and further differentiate us from our competitors. The benefits we expect to see from the Maximus system will be: an integrated sales and support engine; an efficient, reliable and consistent system to support our business needs; more robust reporting capabilities with more internal controls and analysis ability; and a significant increase in functionality from a sales perspective to exceed our customers’ needs and expectations. We expect to complete this system conversion by the end of 2003. For a discussion of risks associated with our system conversion, see “Management’s Discussion and Analysis of Financial Condition – Factors That May Affect Future Results and Financial Condition – Reliance on information and telephone systems,” in Item 7.

     We believe that our investments, primarily in facilities and technology, will ultimately allow us to increase sales at a higher rate than operating expenses. We expect to reduce operating expenses as a percent of sales, thereby improving profitability, through migration onto one system platform in the United States operation of Insight North America, increased productivity of account executives, cost-effective marketing, utilization of electronic commerce and economies of scale. Specifically, migration onto one system platform will allow us to reduce headcount in support functions such as accounting and information systems. In addition, our relationships with our suppliers will continue to offset certain expenses through the receipt of supplier reimbursements. We intend to continue to leverage our core operations by offering outsourcing of direct marketing services to leading manufacturers of brand name products.

     Expanding Our Existing Client Relationships and Outsourcing Clients. We currently provide outsourcing services to several large manufacturers of name brand computers and related products. We believe there will continue to be growth within our current client programs as well as opportunities to obtain new clients in this industry. Additionally, we actively solicit new customers from outside the computer industry. For a discussion of risks associated with our reliance on outsourcing clients, see “Management’s Discussion and Analysis of Financial Condition – Factors That May Affect Future Results and Financial Condition – We rely on outsourcing clients,” in Item 7.

Marketing

     We sell our products and services primarily through the direct marketing channel. Our marketing programs are designed to attract new customers and to stimulate additional purchases from existing customers. Through our marketing programs, we emphasize our broad product and service offering, competitive pricing, fast delivery, customer support and multiple payment options. We use a variety of marketing techniques to reach existing and prospective customers including outbound telemarketing, face-to-face field sales, electronic marketing and communications, catalogs, advertising and specialty marketing programs.

     Sales Force. Our outbound telemarketing account executives contact customers on a systematic basis to generate additional sales. In addition, these account executives utilize various prospecting techniques in order to increase the size of our customer base. We believe that small- and medium-sized businesses respond favorably to a one-on-one relationship with personalized service from well-trained outbound telemarketing account executives. Once established, these one-on-one relationships are primarily maintained and enhanced through frequent telecommunications supplemented by e-marketing materials designed to meet each customer’s specific computing needs. We also enhance our telemarketing operations by maintaining smaller groups of face-to-face field sales executives in several cities throughout the United States and in London, England. These account executives typically service larger corporate accounts, government accounts or accounts that have advanced system and service needs. At December 31, 2002, Insight North America and Insight UK employed 1,970 account executives, most of whom are focused on outbound telemarketing, an increase of 30% from 1,518 account executives at December 31, 2001. This increase is due to approximately 750 account executives added with the acquisition of Comark, offset partially by headcount reductions in Insight North America after the acquisition in response to declining demand for IT products and services.

     Electronic Marketing and Communications. We maintain web sites that feature customizable web interaction and reporting, current product offerings, special promotions, technical product specifications and other useful information. Customers may place orders while at one of the sites using a credit card or electronic purchase order. Unassisted web sales, those sales transacted without the assistance of an account executive, for Insight North America and Insight UK represented 9.1% of our net product sales in 2002. We believe this percentage will increase as businesses and electronic customers increase their use of the web to procure computing products.

     Our account executives encourage customers to utilize our web sites for placing orders, and we offer selected businesses customized web pages, called “myInsight,” that are designed by our electronic marketing team. These customized web pages allow businesses to procure computing products from us at pre-negotiated volume pricing. We also create awareness of our products to an audience of electronically-savvy customers and prospects through graphically rich electronic catalogs, electronic postcards and other branded sales messages transmitted via e-mail.

     Catalogs. We have not used catalogs to solicit sales for Insight North America over the past few years but may do so in the future. With respect to our acquisition in the United Kingdom in late 2001, we are continuing to provide a catalog to acquired customers. These catalogs are selectively mailed to customers and each catalog provides detailed product descriptions, manufacturers’ specifications, pricing and service and support features. As part of our outsourcing services, we may produce catalogs for certain manufacturers.

     Advertising. We selectively place targeted advertisements in trade publications in the United States, Canada and the United Kingdom. These color advertisements provide detailed product descriptions, manufacturers’ specifications and pricing information and emphasize Insight’s service and support features. Additionally, the Insight logo and telephone number are included in promotions by selected manufacturers. We have hired an outside advertising firm to assist with branding initiatives and to launch some traditional marketing campaigns, which may include some national advertising in the United States in 2003.

     Specialty Marketing. We continue to increase our national exposure, promote local interest, and increase traffic on our web site through sponsorship of the “Insight Bowl,” a post-season intercollegiate football game. During the 2002 Insight Bowl, which was telecast live by ESPN on December 26, 2002, we aired television commercials showcasing Insight and its products. These 15-second spots were designed to introduce the Insight brand to prospective customers and encourage high-technology business buyers to visit Insight’s web site at www.insight.com.

     Supplier Reimbursements. We obtain supplier reimbursements from certain product manufacturers. We typically receive reimbursements from suppliers based upon the volume of sales or purchases of the suppliers’ product. In other cases, such reimbursements may be in the form of discounts, advertising allowances, price protection or rebates. Additionally, manufacturers may provide mailing lists, contacts or leads. We believe that supplier reimbursements increase our marketing reach and strengthen relationships with leading suppliers. These reimbursements are important to us and any elimination or substantial reduction would increase our marketing expenses and decrease our operating earnings. For a discussion of risks associated with changes in supplier reimbursement programs, see “Management’s Discussion and Analysis of Financial

Condition – Factors That May Affect Future Results and Financial Condition – Reliance on suppliers; Changes in supplier reimbursement programs,” in Item 7.

     Customers. We maintain an extensive database of customers and potential customers. During 2002, approximately 99% of consolidated net sales for 2002 were to business customers, including governmental and educational institutions. No single customer accounted for more than three percent of our consolidated net sales during 2002, although for the year ended December 31, 2002, Direct Alliance had one outsourcing client that accounted for approximately 59% of the its net sales.

Sales

     We believe that our ability to establish and maintain long-term relationships and to encourage repeat purchases is dependent, in part, on the strength of our account executives. Over 85% of our orders in Insight North America are from customers who have purchased from us within the past 24 months. Because our customers’ primary contact with us is through our account executives, we are committed to maintaining a qualified and knowledgeable sales staff.

     We focus on recruiting, training and retaining high-quality personnel. New account executives are required to participate in Insight University, an extensive training program, to develop proficiency in and knowledge of our products. This program consists of class work focusing on technical product information, sales and customer service, and supervised inbound and outbound sales experience. Additionally, in conjunction with product manufacturers and distributors, we sponsor weekly training sessions introducing new products and emphasizing fast-selling products. We also have training programs that seek to refine sales skills and introduce new policies and procedures.

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

     We attribute our high outbound call volume and favorable repeat orders in part to the strength of our account executives. We have established dedicated sales divisions focusing on small and medium-sized businesses (less than 1,000 PC’s) larger corporate businesses (at least 1,000 PC’s) and public sector (including governmental and educational entities). Account executives in these divisions have demonstrated the ability to interact with sophisticated purchasing agents and the information management staffs of organizations. Additionally, we have face-to-face field sales executives that primarily service larger corporate accounts or accounts with advanced system and service needs. We also have a group of knowledgeable account executives dedicated to taking inbound calls.

     Information regarding tenure of account executives at Insight North America and Insight UK combined at December 31, 2002 and 2001 follows:

Experience	12/31/02		12/31/01

Less than one year		25%		34%
One to two years		16%		28%
Two to three years		20%		16%
More than three years		39%		22%

		100%		100%

Average tenure	2.7	years	2.0	years

     Increase in tenure is important to our business as our statistics show that account executive productivity increases with experience. The increase in tenure is due to the addition of more tenured account executives with the acquisition of Comark, increased retention efforts, including performance based incentives and enhanced training programs, the overall sluggish economy resulting in a less favorable job market and headcount reductions within Insight North America.

Products

     We sell computers, hardware and software products. The following chart provides sales information by product category for Insight North America and Insight UK during 2002 and 2001:

	Insight North America		Insight UK
	Percentage of Product		Percentage of Product
	Net Sales		Net Sales
Product Categories	2002	2001	2002	2001	Selected Product Manufacturers

Computers:					Hewlett-Packard	IBM
Notebooks and PDA’s	14%	15%	14%	16%	Sun	Toshiba
Desktops and Servers	17%	15%	13%	18%	Sony	Palm

	31%	30%	27%	34%
Software	16%	17%	18%	16%	Microsoft	Adobe
					IBM/Lotus	Symantec
Storage Devices	9%	10%	6%	9%	Hewlett-Packard	IBM
					Seagate	Maxtor
Printers	12%	10%	11%	11%	Hewlett-Packard	Lexmark
					Xerox	Epson
Network and Connectivity	10%	9%	8%	7%	Cisco	3com
					Hewlett-Packard	NETGEAR
Monitors and Video	7%	7%	8%	6%	Viewsonic	NEC/Mitsubishi
					InFocus
Memory and Processors	5%	5%	4%	5%	Intel	Kingston
					Viking	Simple
Supplies and Accessories	4%	5%	10%	5%	Targus	Belkin
					Imation	Kensington
Miscellaneous	6%	7%	8%	7%	American Power	Logitech
					Conversion

     The largest product category continues to be computers for Insight North America and Insight UK, representing 31% and 27% of product net sales in 2002, respectively. The slight increase in Insight North America computer sales is due primarily to the acquisition of Comark, which historically sold more computers as a percentage of net sales. The decrease in Insight UK computer sales as a percentage of overall product sales is due to the slowing of demand for desktops and notebooks, a lengthening of replacement cycles attributable to a decline in the general economy and an increase in demand for other product categories. Insight North America’s highest growth category was printers, which increased 2% over 2001 due primarily to the increased sales of color printers, which have a higher average selling price than other types of printers. Insight UK’s highest growth category was software, which increased over 2001 due primarily to increased sales of software licenses to small- and medium-sized businesses. We believe the strength in software license sales was a result of Microsoft’s July 31, 2002 deadline for its upgrade program, anti-piracy campaigns, reductions in license seat requirements and additional subscription products offered by certain software manufacturers.

     We select our products based upon existing and proven technology. We normally will not introduce a new product until we believe that a sufficient market opportunity exists. Our product managers and buyers evaluate the effectiveness of new and existing products and select those products for inclusion in our product offerings based upon market demand, product features, quality, reliability, sales trend, price, margins and warranties. Because our goal is to offer the latest in technology, we quickly replace slower selling products with new products. We offer more than 200,000 SKUs of computer and related products.

Service and Support

     We believe we achieve high levels of customer satisfaction. More than 85% of Insight North America’s orders in 2002 were placed by customers who had previously purchased products from us within the past 24 months. Our dedication to prompt, efficient customer service is an important factor in customer retention and overall satisfaction.

     Fast Product Delivery. Utilizing our proprietary information system, customer orders are sent to one of our distribution centers or to one of our “direct ship” suppliers for processing immediately after credit approval. We have integrated labeling and tracking systems with major carriers into our information system to ensure prompt delivery. Additionally, we have integrated our information system with our “direct ship” suppliers. As a result, shipments from these suppliers are virtually transparent to our customers. We ship most of our orders on the day the orders are received and credit is approved.

     Email Communications. Our employees use the Internet to enhance customer support and inter-business correspondence. The Internet provides a convenient communication device enabling customers to contact their sales, customer service and technical support representatives via e-mail messages. The customer may elect to receive a message via e-mail automatically upon shipment to confirm that the order has been shipped.

     Warranties and Product Returns. Most of the products we market are warranted by the manufacturer. We usually request that customers return their defective products directly to the manufacturer for warranty service. On selected products, and for selected customer service reasons, we accept returns directly from the customer and then either credit the customer or ship a replacement product. We generally offer a limited 15- to 30-day return policy for unopened products and certain opened products, which is consistent with manufacturers’ terms; however, certain products are subject to restocking fees. Products returned opened are quickly processed and returned to the manufacturer or supplier for repair, replacement, or credit to us. We resell all unopened products returned to us. Products that cannot be returned to the manufacturer for warranty processing, but are in working condition, are promptly sold to inventory liquidators or end users or are sold through other channels, which helps us minimize losses from returned products. Direct Alliance also provides returns management as an outsource service offering to its clients.

Technology Based Operations

     We believe our implementation of advanced technological systems provides a barrier to new entrants into our market and a competitive advantage by increasing the productivity of our account executives, delivering more efficient customer service and reducing order processing and inventory costs. Our account executives can access our information systems to obtain a wide range of information, including, in part, the following:

•	customer information;

•	product information;

•	product pricing, gross profit and availability;

•	product compatibility and alternative product offerings and accessories; and

•	order status.

     We believe that the information available to our account executives allows them to make better decisions regarding product recommendations and pricing, provide superior customer service, and increase overall profitability. We believe that our investment in information technology will continue to improve efficiency.

     We have systems that integrate our sales, distribution, inventory, and accounting functions. Utilizing our proprietary information systems, orders are electronically sent to one of our distribution centers or to a “direct ship” supplier for processing immediately upon credit approval. All products received in our distribution centers have a standard UPC code, manufacturer bar code, or supplier bar code, or are issued a bar code. We scan orders to ensure accurate fulfillment prior to shipping, then record the reduction in inventories. We have implemented a re-ordering system that calculates lead times and, in some instances, automatically re-orders from certain suppliers. Our system accepts price quotes from several competing suppliers and in most cases automatically re-orders from the supplier with the most competitive price. We have integrated our order processing, labeling, and tracking systems with major carriers to ensure prompt delivery. Additionally, we have implemented an on-line, real time credit card address verification and approval system through a third-party provider with Visa®, MasterCard®, American Express® and Discover® to instantaneously match the address provided by the customer with the specific credit card billing address and obtain transaction approval.

     Our telephone system can automatically route calls, depending on their originating data, to specific sales groups, or to the specific account executives. Our telephone system also uses menu systems that permit the customers to route themselves to the appropriate service or sales area, or to their assigned account executives. For a discussion of risks associated with our information and telephone systems, see “Management’s Discussion and Analysis of Financial Condition – Factors That May Affect Future Results and Financial Condition – Reliance on information and telephone systems,” in Item 7.

Purchasing and Distribution

     Purchasing/Suppliers. During 2002, we purchased products from approximately 1,257 suppliers. Approximately 49% (based on dollar volume) of these purchases were directly from manufacturers, with the balance from distributors. Historically, we have also purchased from and sold to other computer resellers in order to offer our customers favorable pricing, or to balance our inventory to minimize inventory risk. Purchases from our largest supplier, Ingram (a distributor), accounted for approximately 20.4% of our total product purchases in 2002. Our top five suppliers as a group (Ingram; Tech Data Corporation (a distributor); Hewlett-Packard Company (a manufacturer); Synnex Information Technologies, Inc. (a distributor); and IBM (a manufacturer)) accounted for approximately 68.5% of our total product purchases during 2002. Although brand names and individual products are important to our business, we believe that competitive sources of supply are available in substantially all of our product categories and therefore we are not dependent on any single supplier. We believe that the majority of computer purchases by our customers are made without regard to brand. For a discussion of risks associated with our reliance on suppliers, see “Management’s Discussion and Analysis of Financial Condition – Factors That

May Affect Future Results and Financial Condition – Reliance on suppliers; Changes in supplier reimbursement programs,” in Item 7.

     Inventory Management. We utilize a virtual distribution model complemented by physical distribution capabilities. We utilize “just-in-time” inventory management and “direct ship” relationships with suppliers to reduce inventory costs. Our order fulfillment and inventory controls allow us to forecast and order products “just-in-time” for shipping. We promote the use of electronic data interchange with our suppliers, which helps to reduce overhead, simplifies the order fulfillment cycle and reduces the use of paper in the ordering process. Additionally, some suppliers will “direct ship” products directly to the customer, which eliminates physical handling by us. We “direct shipped” 63% percent of our orders from supplier distribution facilities in 2002. Such “direct shipments” are virtually transparent to the customer. Our physical distribution capabilities allow us to inventory product as needed to take advantage of product allocations, opportunistic purchases or to meet the service requirements of our customers. Our inventory management techniques allow us to offer a greater range of products without increased inventory requirements, and to have reduced inventory exposure and faster order fulfillment time, resulting in inventory turns of 40 and 80 times for 2002 and 2001, respectively. The increase in inventories and corresponding decline in inventory turns is due to the acquisition of Comark, increases in opportunistic purchases and changes in a manufacturer’s buying programs.

     Distribution Center. The majority of our United States distribution operations are conducted at our 323,000 square foot shipping facility in Hanover Park, Illinois. Effective March 1, 2003, we closed our 178,000 square foot distribution facility in Indianapolis, Indiana and leased an additional 72,500 square foot distribution facility in Hanover Park, Illinois in order to consolidate our United States distribution in Illinois. Activities performed in our Illinois distribution center include receipt and shipping of inventory and returned product processing. Additionally, this distribution center houses our advanced integration and custom configuration labs. Orders are transmitted electronically from account executives to the distribution center upon credit approval, where a packing slip is automatically printed for order fulfillment. All inventory items are bar coded and placed in designated bin locations that are marked with both readable and bar coded identifiers. Product movement is computer directed and radio frequency scanned for verification. Radio frequency technology also is used to perform daily inventory cycle counts to ensure inventory accuracy. We also use our scanning process to ensure accurate order fulfillment. We also have distribution facilities in Arizona, Canada and the United Kingdom.

Outsourcing

     We seek to leverage our core competencies in direct marketing by providing outsourced direct marketing services to third parties through Direct Alliance. We believe that our unique combination of services, proprietary technology and direct channel expertise allows us to provide our clients with the following:

•	profitable sales growth;

•	cost-effectiveness;

•	fast deployment of direct marketing programs;

•	improved customer satisfaction; and

•	system capabilities for international and domestic operations.

     Our customized programs encompass a full range of services from customer acquisition to returns management and generally can be grouped into the following five key components of the direct marketplace:

•	supply chain logistics and management;

•	financial services;

•	direct sales and channel management;

•	direct marketing; and

•	analytics.

     We currently provide business process outsourcing services to certain brand name computer product and consumer electronic manufacturers. Presently, the majority of our outsourcing arrangements are service fee based whereby we derive net sales based primarily upon a cost plus arrangement, in which we earn a percentage of the sales price from products sold. Revenues from service fee based programs and direct costs related to the generation of those revenues are included in our net sales and cost of goods sold, respectively. As an accommodation to select service fee based program clients, we also purchase and immediately resell products to our clients for ultimate sale to their customers. These pass through product sales are completed at little or no gross margin and are included in net sales and cost of goods sold. Under certain outsourcing arrangements, Direct Alliance may take title to inventories of products and assume credit risk associated with sales to the end user. Revenues and the related costs from the sales of such products are included in our net sales and cost of goods sold, respectively. The rate of our net sales growth in the future may be affected by the mix of type of outsourcing arrangements that are in place from time to time. Additionally, some of the programs may be seasonal in nature, if the manufacturers’ target customers have cyclical buying patterns. Although we are presently focused on computer and consumer electronic-related products, we intend to evaluate opportunities to leverage our sales, marketing, analytics, financial services and logistics capabilities in other industries.

     For a discussion of risks associated with our reliance on outsourcing clients, see “Management’s Discussion and Analysis of Financial Condition – Factors That May Affect Future Results and Financial Condition – We rely on outsourcing clients,” in Item 7.

Competition

     The IT products and services industry is highly competitive. We compete with a large number and wide variety of marketers and resellers of IT products and services, including:

•	product manufacturers, such as Dell, Hewlett-Packard and IBM;

•	national direct marketers, such as Computer Discount Warehouse;

•	national and regional resellers, including value-added resellers and specialty retailers, aggregators, distributors, and national computer retailers, computer superstores, Internet-only computer providers, consumer electronics and office supply superstores, and mass merchandisers.

     Product manufacturers, in particular, have been increasing their efforts to sell directly to the business customer, particularly larger corporate customers and thus have become more of a competitive threat to us than in the past.

     We believe that new entrants into the direct marketing channel must overcome a number of significant barriers to entry including:

•	the time and resources required to build a customer base of sufficient size and a well-trained account executive sales base;

•	the significant investment required to develop an information and operating infrastructure;

•	the advantages enjoyed by established larger competitors with purchasing and operating efficiencies;

•	the reluctance of manufacturers and distributors to allocate product and cooperative advertising funds; and establish electronic transactional relationships with additional participants; and

•	the difficulty of identifying and recruiting qualified management personnel.

     Certain of our competitors have longer operating histories and greater financial, technical, marketing and other resources than us. In addition, some of these competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many current and potential competitors also have greater name recognition and engage in more extensive promotional activities, offer more attractive terms to customers and adopt more aggressive pricing policies than we do.

     As stated earlier in the Industry discussion, we believe we are differentiating ourselves from our competitors by adopting a customer service strategy that spans the continuum from fast delivery of competitively priced products to advanced IT solutions. We do not believe that any of our competitors have the breadth of capabilities we have in the United States.

Sales or Use Tax

     We presently collect sales or use taxes in virtually all states which impose such taxes; however, the requirement to collect varies by each subsidiary’s activities. For subsidiaries targeting small-to-medium sized business (businesses with less than 1,000 computers), we collect sales or use tax in Arizona, California, Illinois, Indiana and Tennessee. In our subsidiaries targeting larger corporate enterprises (businesses with at least 1,000 computers) and governmental entities, we collect sales or use tax in most states. Various states have sought to impose on direct marketers the burden of collecting state sales or use taxes on the sales of products shipped to that state’s residents. On November 12, 2002, representatives of over thirty states voted to approve the Streamlined Sales and Use Tax Agreement (the “Agreement”), an agreement between states to simplify sales and use tax compliance for all sellers and to encourage and incent voluntary collection by remote sellers. The Agreement is only effective after at least ten states, comprising at least twenty percent of the total population of states with a sales tax, become members of the Agreement. The United States Supreme Court has affirmed its position that, under the Commerce Clause of the United States Constitution, a state cannot constitutionally impose sales or use tax collection obligations on an out-of-state mail order company whose only contacts with the state are the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier from a point outside of the state. While the Agreement cannot force direct marketers to collect tax, states hope it may aid their efforts to win Congressional approval of the power to require remote sellers to collect tax. If the Supreme Court changes its position or if legislation is passed to overturn the Supreme Court’s decision, the imposition of a sales or use tax collection obligation on the subsidiaries which do not currently collect sales or use tax may result in additional administrative expenses, price increases to the customer or otherwise have a material adverse effect on our business. We also collect goods and services taxes in all provinces in Canada and value-added tax in the United Kingdom.

Patents, Trademarks and Licenses

     We do not maintain a traditional research and development group, but work closely with computer product manufacturers and other technology developers to stay abreast of the latest developments in computer technology. We have obtained licenses for certain third-party provided technology. We conduct our direct marketing business under the trademark and service marks “Insight,” “Insight Corporate Solutions,” “Insight Public Sector,” “PC Wholesale,” “Insight Global Finance,” “Insight Services Corporation” and their related logos. We conduct our outsourcing business under the trademark “Direct Alliance” and its related logo. We conduct our United Kingdom ISP business under the trademarks “PlusNet,” “Force9,” “Freeonline” and their related logos. We believe our trademarks and service marks have significant value and are an important factor in the marketing of our products, and we intend to protect them.

Employees

     We believe our employee relations are good. Our employees are not represented by any labor union, and we have not experienced any work stoppages. At December 31, 2002, we had 4,424 employees as follows:

	Insight
	North			Direct
	America	Insight UK	PlusNet	Alliance	Consolidated

Management, support services and administration	930	278	142	353	1,703
Sales account executives	1,711	259	—	433	2,403
Distribution	269	44	—	5	318

Total	2,910	581	142	791	4,424

     We have invested in our employees’ future and our future through an ongoing program of internal and external training. The training programs include a new hire orientation program, a sales training program, general industry and computer education as well as ongoing employee and management development programs. Insight’s Sales Training Program is dedicated to ensuring quality sales and customer services. The Sales Training Program encompasses a six-week extensive product, system and procedural training program. Ongoing sales skill classes target the positions of sales management, account executives and sales support by providing new skills for the entire sales process. Management development is a focus and provides each manager with development opportunities through classes relevant to his/her needs.

Regulatory and Legal Matters

     We are subject to regulations promulgated by the Federal Trade Commission and various regulatory authorities in Arizona and other states where our customers purchase products. We believe we are in compliance with such regulations and have implemented programs and systems to assure our ongoing compliance.

Available Information

     Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website at www.insight.com, as soon as reasonably practicable after we electronically file with, or furnish to, the Securities and Exchange Commission (“SEC”). Additionally, the public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the SEC’s Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov, that contains all of information we file with, or furnish to, the SEC.

Item 2. Properties

     Our principal executive offices are located at 1305 West Auto Drive, Tempe, Arizona 85284. We conduct sales, distribution, services, and administrative activities in owned and leased facilities. Some of our face-to-face sales executives conduct business out of their home offices. We have renewal rights in most of our property leases. We anticipate that we will be able to extend these leases on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms. We believe our facilities are in good condition and are suitable to our needs. Information about sales, administration and distribution facilities in use as of December 31, 2002 is summarized in the following table:

Operating		Square	Primary	Own or
Segment	Location	Footage	Activities	Lease

Headquarters	Tempe, Arizona, USA	21,000	Executive Offices	Own(1)

Insight NA	Tempe, Arizona, USA
Tempe, Arizona, USA
Indianapolis, Indiana, USA
Montreal, Quebec, Canada
Montreal, Quebec, Canada
Winnipeg, Manitoba, Canada
Bloomingdale, Illinois, USA
Bloomingdale, Illinois, USA
Hanover Park, Illinois, USA
Hanover Park, Illinois, USA	103,000 86,000 178,000 100,000 7,000 28,000 80,000 37,000 175,000 148,000	Sales and Administration
Administration
Distribution
Sales, Administration and Distribution
Sales, Administration and Distribution
Sales and Distribution
Sales and Administration
Sales and Administration
Distribution
			Distribution	Own(1) Lease Lease Own Lease Lease Lease Lease Lease Lease

Insight UK	Sheffield, England Sheffield, England Sheffield, England Greater Manchester, England Alperton, Brent, England	88,500 5,300 53,000 13,000 36,600	Sales, Administration and Distribution Administration Distribution Sales and Administration Administration	Own Own Lease Lease Lease

PlusNet	Sheffield, England Sheffield, England	6,000 11,500	Sales and Administration Sales and Administration	Lease Own

Direct Alliance	Tempe, Arizona, USA Tempe, Arizona, USA	130,000 56,000	Sales, Administration and Distribution Sales and Administration	Own Own(1)

     We also have several leased facilities that are no longer in use due to the integration of the acquisitions of Action and Kortex during the fourth quarter of 2001 and the acquisition of Comark in the second quarter of 2002. These properties are not included in the table above. In addition to those listed above, Insight North America has leased sales offices ranging in size from 180 square feet to 15,000 square feet in various cities across the United States. Effective March 1, 2003, we closed our 178,000 square foot distribution facility in Indianapolis, Indiana and leased an additional 72,500 square foot distribution facility in Hanover Park, Illinois in order to consolidate our United States distribution in Illinois.

     (1) These properties are encumbered by mortgages.

Item 3. Legal Proceedings

     We are a defendant in a lawsuit pending in the United States District Court, District of Arizona which alleges violations of Section 10(b) of the Securities Exchange Act of 1934, and SEC Rule 10b-5. Three separate lawsuits filed by stockholders have been consolidated into a single action. The plaintiff in this action alleges we and certain of our officers made false and misleading statements pertaining to our business, operations and management in an effort to inflate the price of our common stock. The lawsuit also names as co-defendants: Eric J. Crown, the Chairman of our Board of Directors; Timothy A. Crown, our Chief Executive Officer and a director; and Stanley Laybourne, a director and our Executive Vice President, Chief Financial Officer and Treasurer. In the consolidated complaint, which was filed in December 2002, the plaintiff seeks class action status to represent all buyers of our common stock from September 3, 2001 through July 17, 2002. We intend to defend the lawsuit vigorously, and in February 2003 filed a motion to dismiss. The costs associated with defending the allegations in these lawsuits and the potential outcome cannot be determined at this time and, accordingly, no estimate for such costs, other than the deductible amount under our directors and officers liability insurance policies, have been included in these consolidated financial statements.

     We are also party to various legal proceedings arising in the ordinary course of business. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate provisions for any probable and estimable losses. It is possible, nevertheless, that the results of our operations or cash flows could be affected in any particular period by the resolution of a legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our security holders during our fourth quarter of 2002.

     PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

     Market Information

     Our Common Stock is traded on the Nasdaq National Market under the symbol “NSIT.” The following table shows, for the calendar quarters indicated, the high and low closing price per share for our Common Stock as reported on the Nasdaq National Market.

	Common Stock

	High Price	Low Price

Year 2002
First Quarter	$25.530	$21.050
Second Quarter	28.230	20.000
Third Quarter	24.050	9.180
Fourth Quarter	12.500	6.780
Year 2001
First Quarter	29.563	16.188
Second Quarter	26.700	18.930
Third Quarter	22.300	14.140
Fourth Quarter	25.340	14.000

     As of February 28, 2003, we had 46,101,041 shares of common stock outstanding held by approximately 203 stockholders of record. There are approximately 5,700 beneficial holders of our Common Stock.

     Dividends. We have never paid a cash dividend on our Common Stock and our credit facility prohibits the payment of cash dividends without the lender’s consent. We intend to retain all of our earnings for use in our business and currently do not intend to pay any cash dividends in the foreseeable future.

     All share amounts, share prices and net earnings per share in this Annual Report on Form 10-K have been retroactively adjusted to reflect 3-for-2 stock splits affected in the form of stock dividends on September 18, 2000 and February 18, 1999.

     Securities Authorized for Issuance Under Equity Compensation Plans. The information included under the captions “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held May 14, 2003 (the “Proxy Statement”) is incorporated herein by reference. We anticipate filing our Proxy Statement within 120 days after December 31, 2002. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not being filed as a part hereof.

Item 6. Selected Consolidated Financial Data

     The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto, and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data presented below under the captions “Consolidated Statements of Operations Data” and “ Consolidated Balance Sheet Data” as of and for each of the years in the five-year period ended December 31, 2002 are derived from the consolidated financial statements of the Company, which have been audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of December 31, 2002 and 2001, and for each of the years in the three-year period ended December 31, 2002 and the independent auditors’ report thereon, are included elsewhere in this report.

	Years Ended December 31,

	2002	2001	2000	1999	1998

		(in thousands, except per share data)
Consolidated Statements of Operations Data (1)(2)
Net sales	$2,890,986	$2,082,339	$2,041,086	$1,518,369	$1,002,784
Cost of goods sold	2,555,376	1,840,167	1,801,127	1,337,370	881,910

Gross profit	335,610	242,172	239,959	180,999	120,874
Operating expenses:
Selling and administrative expenses	254,398	167,627	146,062	120,265	86,571
Goodwill impairment	91,587	—	—	—	—
Expenses related to closure of German operation	—	10,566	—	—	—
Acquisition integration expenses	—	7,194	—	—	—
Restructuring charges	1,500	—	—	—	—
Aborted IPO costs	—	1,354	—	—	—
Aborted acquisition costs (insurance proceeds)	—	—	(1,850)	2,302	—
Restricted stock charge	—	—	1,127	—	—
Amortization	1,400	1,910	1,642	1,211	418

(Loss) earnings from operations	(13,275)	53,521	92,978	57,221	33,885
Non-operating expense (income), net	4,587	770	(798)	446	713

(Loss) earnings before income taxes	(17,862)	52,751	93,776	56,775	33,172
Income tax expense	24,978	18,864	37,104	23,188	12,722

Net (loss) earnings	$(42,840)	$33,887	$56,672	$33,587	$20,450

(Loss) earnings per share (3)
Basic	$(0.96)	$0.82	$1.40	$0.87	$0.56

Diluted	$(0.96)	$0.80	$1.35	$0.83	$0.54

Shares used in per share calculations (3)
Basic	44,808	41,460	40,461	38,681	36,352

Diluted	44,808	42,388	41,948	40,407	37,991

	December 31,

	2002	2001	2000	1999	1998

			(in thousands)
Consolidated Balance Sheet Data (1)(2)
Working capital	$181,331	$164,832	$177,671	$141,527	$101,875
Total assets	773,731	595,571	493,900	375,382	251,398
Short-term debt	94,592	3,009	1,017	898	347
Long-term debt and capital leases, excluding current portion	13,146	54,752	33,223	14,832	8,268
Stockholders’ equity	375,291	320,054	264,996	208,764	151,108

(1)Our consolidated financial statements above include results of the Action, Kortex and Comark acquisitions from their respective acquisition dates. See further discussion in the Notes to the Consolidated Financials Statements in Item 8.

(2) Certain reclassifications have been made to prior year balances in order to conform to current year presentation.

(3) Share amounts and earnings per share have been retroactively adjusted to reflect 3-for-2 stock splits effected in the form of stock dividends on September 18, 2000 and February 18, 1999.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this report.

Critical Accounting Policies and Estimates

     General

     Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements.

     Sales Recognition

     The majority of our sales are product sales. Sales are recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectibility is reasonably assured. The majority of our sales are product sales recognized upon shipment. Usual sales terms are FOB shipping point, at which time title and risk of loss has passed to the customer. From time to time, we enter into contracts to sell our products and services, and, while the majority of our sales agreements contain standard terms and conditions, there may be agreements that contain multiple elements or non-standard terms and conditions. As a result, significant contract interpretation may be required to determine the appropriate accounting, including how the price should be allocated among the deliverable elements if there are multiple deliverables, whether undelivered elements are essential to the functionality of delivered elements, and when to recognize revenue. We recognize revenue for delivered elements only when the following criteria are satisfied:

•	Undelivered elements are not essential to the functionality of delivered elements;

•	Uncertainties regarding customer acceptance are resolved;

•	No significant obligations remain; and

•	The fair value of each undelivered element is known.

Changes in the allocation of the sales price between deliverables might affect the timing of revenue recognition, but would not change the total revenue recognized on the contract.

     We also sell certain third-party service contracts and software assurance for which we are not the primary obligor. These sales do not meet the criteria for gross sales recognition and thus are recorded on a net sales recognition basis. As we enter into contracts with third-party service providers or vendors, we must evaluate whether the subsequent sales of such services should be recorded as gross sales or net sales. Under gross sales recognition, the entire selling price is recorded in sales and our cost to the third-party service provider or vendor is recorded in costs of goods sold. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to sales resulting in net sales equal to the gross profit on the transaction and there is no costs of goods sold.

     We make provisions for estimated product returns that we expect to occur under our return policy, based upon historical return rates. Should customers return a different amount of product than originally estimated, our future net sales are adjusted to reflect historical return rates.

     Business Combinations

     We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. The determination of fair values requires us to make significant estimates and assumptions, especially with respect to acquired intangible assets. We engaged an independent third-party appraisal firm to assist us in determining the fair values of intangible assets acquired in connection with the acquisition of Comark. The fair values assigned to the identified intangible assets in connection with the acquisition of Comark are discussed in detail in Note 15 to the Consolidated Financial Statements in Item 8.

     Critical estimates in valuing certain intangible assets include but are not limited to: future expected cash flows from customer contracts, customer lists, brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in our product portfolio and discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

     Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. In addition, liabilities to integrate or restructure acquired organizations, including the termination of employees, are subject to change as we continue our assessment of operations and execute the approved plan.

     Valuation of Long-Lived Assets Including Purchased Intangible Assets and Goodwill

     We review property, plant and equipment, and purchased intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. This approach uses our estimates of future market growth, forecasted revenue and costs, expected periods the assets will be utilized and appropriate discount rates.

     We assess whether goodwill is impaired on an annual basis. Upon determining the existence of goodwill impairment, we measure that impairment based on the amount by which the book value of goodwill exceeds its implied fair value. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the book value of goodwill has been impaired.

     Such evaluations of impairment of long-lived assets including goodwill and purchased intangible assets are an integral part of, but not limited to, our strategic reviews of our business and operations performed in conjunction with restructuring actions. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Deterioration of our business in a geographic region or within a business segment in the future could also lead to impairment adjustments as such issues are identified.

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

     Provisions for Inventories

     We evaluate inventories for excess, obsolescence or other factors that may render inventories unmarketable at normal margins. Write-downs are recorded so that inventories reflect the approximate net realizable value and take into account our contractual provisions with our suppliers governing price protection, stock rotation and return privileges relating to obsolescence. Because of the large number of transactions and the complexity of managing the process around price protections and stock rotations, estimates are made regarding adjustments to the carrying amount of inventories. Additionally, assumptions about future demand, market conditions and decisions by manufacturers to discontinue certain product lines can affect the decision to write down inventories. If assumptions about future demand change or actual market conditions are less favorable than those projected by management, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

     Taxes on Earnings

     Our effective tax rate includes the impact of certain undistributed foreign earnings for which no United States taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States. Earnings remittance amounts are planned based on the projected cash flow needs as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Material changes in our estimates of cash, working capital and long-term investment requirements could affect our effective tax rate.

     We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance. If we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, the previously provided valuation allowance would be reversed.

     Restructuring and Acquisition Integration Activities

     In the third quarter of 2002, we initiated and approved plans to restructure the operations of Insight UK. The restructuring replaced top Insight UK management, eliminated certain duplicative activities, prioritized activities to specific customer segments and reduced the cost structure to better align operating expenses with existing general economic conditions. Consequently, we recorded expenses of $1.5 million in our Insight UK operating segment related to employee termination benefits. The costs were accounted for under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” and have been included as a charge to the results of operations for the year ended December 31, 2002.

     In connection with the integration of Comark, we incurred costs of $1.8 million related to restructure the operations. These costs were accounted for under EITF Issue No. 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations” and were based on the restructuring plans that were initiated and committed to by management in 2002. Accordingly, these costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Comark. The charge of $1.8 million to restructure the organization consisted of employee termination benefits of $1.6 million and facilities based costs of $205,000. The employee termination benefits relate to severance payments and transition bonuses for 173 employees who were terminated in connection with the elimination of certain duplicative activities resulting from the acquisition. Severance payments of $1.1 million were made in 2002 resulting in an accrual balance of $500,000 at December 31, 2002. The facilities based costs relate to lease termination costs associated with vacating duplicate facilities. Facility costs of $110,000 were paid during 2002 resulting in an accrual of $95,000 at December 31, 2002.

     In connection with our acquisitions of Action and Kortex, we initiated and approved plans in 2001 to restructure our existing operations. These plans included eliminating certain duplicative activities, terminating lease commitments on unused facilities and recording non-cash asset write-downs. In accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”, we recorded $7.2 million for these charges to the results of operations for the year ended December 31, 2001. Of the $7.2 million accrued at December 31, 2001, $3.6 million of restructuring charges represented non-cash write-offs of fixed assets, leasehold improvements and government grant receivables. Employee termination benefits of $2.6 million, included in the accrual at December 31, 2001, were paid in 2002 to two members of senior management and 25 employees whose positions were eliminated as part of the integration plan. Facilities based charges of $1.0 million accrued at December 31, 2001 primarily consisted of remaining lease commitments on unused facilities and estimated costs to terminate lease commitments. In 2002, the accrual was decreased by $274,000 due to decreases in estimated lease commitments offset partially by increases in exchange rates for the United Kingdom. Facility costs of $440,000 were paid during 2002 resulting in an accrual of $298,000 at December 31, 2002.

     Also, in connection with the 2001 plan for integration of the acquisitions of Action and Kortex, we incurred costs of $18.4 million relating to restructuring the operations of the acquired companies. These costs were accounted for under EITF Issue No. 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations” and accordingly were recognized as liabilities assumed in the purchase business combination and included in the allocation of the costs to acquire Action and Kortex. The $18.4 million charge to restructure the organization consisted of employee termination benefits and facilities-based charges of $3.5 million and $14.9 million, respectively. The employee termination benefits consist of severance costs for 105 positions eliminated as part of the initial integration plan. Adjustments in 2002 of $1.3 million primarily represent severance cost for 25 additional positions eliminated as part of the final integration and increases in the exchange rates for the United Kingdom. Employee termination benefits of $357,000 and $4.3 million were paid in 2001and 2002, respectively, resulting in an ending accrual balance at December 31, 2002 of $242,000. The facilities based costs primarily consist of remaining lease commitments on unused facilities and estimated costs to terminate lease commitments, reduced by estimated subleases. Adjustments in 2002 for facilities based costs were $3.3 million, representing decreases in estimated lease commitments offset partially be increases in exchange rates for the United Kingdom. Facilities based costs of $85,000 and $2.0 million were paid in 2001 and 2002, respectively, resulting in an ending accrual balance at December 31, 2002 of $9.5 million.

RESULTS OF OPERATIONS

     Overview

     Acquisition of Comark

     On April 25, 2002, we acquired all of the outstanding stock of Comark, a leading provider of IT products and services in the United States. As a result, the fluctuations in the operating results of Insight Enterprises, Inc. and our Insight North America operating segment in the year ended December 31, 2002 as compared to the years ended December 31, 2001 and 2000 results are due generally to the acquisition of Comark. The historical results section below presents a discussion of our consolidated operating results using the historical results of Insight Enterprises Inc. prepared in accordance with generally accepted accounting principles (“GAAP”) for the years ended December 31, 2002, 2001 and 2000, including Comark’s results of operations from April 25, 2002 (the acquisition date). In order to provide additional information relating to our operating results, we also present a discussion of our consolidated operating results as if Insight Enterprises Inc. and Comark had been a combined company in the years ended December 31, 2002 and 2001 (“Unaudited Pro Forma Combined Company Results”). We have included this additional information in order to provide further insight into our operating results, prior period trends and current position. This supplemental information is presented in a manner consistent with the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” which are described in more detail in Note 15 to the Consolidated Financial Statements in Item 8. Pro Forma information is useful in analyzing operating performance, but should be used only in conjunction with results reported in accordance with GAAP.

     The discussion of operating results at the consolidated level is followed by a more detailed discussion of results of operations by operating segment. The discussion of our results of operations by operating segment is presented on a historical basis for the years ended December 31, 2002, 2001 and 2000, including Comark’s results of operations in Insight North America from April 25, 2002 (the acquisition date).

HISTORICAL RESULTS OF OPERATIONS

     The following discussion compares the historical consolidated results of operations on a GAAP basis for the years ended December 31, 2002, 2001 and 2000:

	Years Ended December 31,

	2002		2001		2000

			(in thousands)
Net sales	$2,890,986	100.0%	$2,082,339	100.0%	$2,041,086	100.0%
Cost of goods sold	2,555,376	88.4	1,840,167	88.4	1,801,127	88.2

Gross profit	335,610	11.6	242,172	11.6	239,959	11.8
Operating expenses:
Selling and administrative expenses	254,398	8.8	167,627	8.0	146,062	7.2
Goodwill Impairment	91,587	3.1	—	—	—	—
Expenses related to closure of German operation	—	—	10,566	0.5	—	—
Acquisition integration expenses	—	—	7,194	0.3	—	—
Restructuring Charges	1,500	0.1	—	—	—	—
Aborted IPO costs	—	—	1,354	0.1	—	—
Aborted acquisition costs (insurance proceeds)	—	—	—	—	(1,850)	(0.1)
Restricted stock charge	—	—	—	—	1,127	—
Amortization	1,400	0.1	1,910	0.1	1,642	0.1

(Loss) earnings from operations	(13,275)	(0.5)	53,521	2.6	92,978	4.6
Non-operating expense (income), net	4,587	(0.1)	770	(0.1)	(798)	0.0

(Loss) earnings before income taxes	(17,862)	(0.6)	52,751	2.5	93,776	4.6
Income tax expense	24,978	0.9	18,864	0.9	37,104	1.8

Net (loss) earnings	$(42,840)	(1.5)%	$33,887	1.6%	$56,672	2.8%

2002 Compared to 2001

     Net Sales. Net sales for the year ended December 31, 2002 increased 39% to $2.89 billion from $2.08 billion for the year ended December 31, 2001. This increase was attributable to the addition of the net sales from Comark, which was acquired on April 25, 2002, and to a lesser extent the acquisitions of Action PLC (“Action”) and Kortex Computer Centre Ltd. (“Kortex”), which were acquired in October 2001. Additionally, net sales of Microsoft software products were strong in the second and third quarter of 2002 due to the July 31 deadline for Microsoft’s upgrade programs. These increases were partially offset by a decrease in net sales in our base North American operations due to a decline in overall IT spending, an increase in the proportion of certain software products and third-party services that are recorded under net sales recognition (as described under Critical Accounting Policies – Sales Recognition) and a continued focus on maximizing gross margin by minimizing the volume of unprofitable sales.

     Gross Profit. Gross profit increased $93.4 million, or 39%, to $335.6 million in 2002 from $242.2 million in 2001. As a percentage of sales, gross margin was 11.6% in 2001 and 2002. The consistency in our gross profit as a percentage of sales is due primarily to an increase in a) sales of certain software products and third-party services with net sales recognition and b) stabilized product margins on product categories other than software; offset by a) lower gross margins in sales to large corporate customers contributed by the acquisition of Comark, b) lower gross margins on the increased sales of software licenses and c) a reduction in supplier reimbursement funds as a percentage of net sales recorded as an offset to cost of goods sold.

     Operating Expenses.

     Selling and Administrative Expenses. Selling and administrative expenses increased $86.8 million, or 52%, to $254.4 million in 2002 from $167.6 million in 2001, and increased as a percent of net sales to 8.8% in 2002 from 8.0% in 2001. The increase was due primarily to selling and administrative expenses attributable to acquired entities, additional costs associated with the integration of acquired entities and start-up costs of new product and services initiatives.

     Goodwill Impairment. Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” under which goodwill is no longer amortized but instead is assessed for impairment at least annually. Goodwill was tested for impairment upon adoption of SFAS No. 142 as of January 1, 2002 with no resulting impairment of goodwill. We completed our annual assessment of the impairment of goodwill during the fourth quarter of 2002. We retained a third-party to perform valuations of each reporting unit that had recorded goodwill. As a result of the decline in Insight UK’s operating performance, Insight UK’s book value exceeded its market value resulting in an impairment of goodwill. Based on results of the annual assessment, we recorded a non-cash goodwill impairment charge of $91.6 million, $88.4 million net of taxes, which represented the entire goodwill balance recorded at Insight UK. See Note 4 to the Consolidated Financial Statements in Item 8.

     Expenses Related to Closure of German Operation. Effective November 15, 2001, we closed our German operation. The decision was based upon our intention to focus our European efforts on the United Kingdom due to our acquisition of Action and the historical operating losses in our German operation. We recorded a charge of $10.6 million, including $10.2 million of non-cash charges due primarily to the write-off of goodwill of $7.2 million and the recognition of the cumulative foreign currency translation adjustment of $2.5 million. The remaining cash charges represent severance costs and lease commitments. The after-tax effect of this charge was $4.2 million, and the net cash flow effect was a positive $5.9 million. The positive cash flow effect of this non-recurring charge was due to the majority of the charge being non-cash and the tax basis of assets written off exceeding their book value.

     Acquisition Integration Expenses. In connection with the acquisitions of Action and Kortex in October 2001, we recorded charges relating to integration expenses totaling $7.2 million, of which $3.6 million represented non-cash write-offs of fixed assets, leasehold improvements and government grant receivables. The remaining cash charges primarily represent severance costs and lease termination expenses. The after-tax effect of these charges was $4.7 million, and the net cash flow effect was a negative $1.1 million. See Note 16 to the Consolidated Financial Statements in Item 8 for further discussion.

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

     Restructuring Costs. In the third quarter of 2002, we initiated and approved plans to restructure the operations of Insight UK. The restructuring replaced top Insight UK management, prioritized activities to specific customer segments, eliminated certain duplicative activities and reduced the cost structure to better align operating expenses with existing general economic conditions. Consequently, we recorded approximately $1.5 million of costs. See Note 16 to the Consolidated Financial Statements in Item 8 for further discussion.

     Amortization. In accordance with SFAS No.142, the amortization of goodwill was discontinued as of January 1, 2002 and therefore there was no goodwill amortization expense recorded for the year ended December 31, 2002. Goodwill amortization expense was $1.9 million for the year ended December 31, 2001. The decrease in goodwill amortization was offset by $1.4 million of amortization of intangible assets, namely the Comark trade name, obtained in connection with the acquisition of Comark.

     Non-Operating Expense, Net. Non-operating expense, net, which consists primarily of interest expense and interest income, increased to $4.6 million in 2002 from $770,000 in 2001. Interest expense of $3.6 million and $2.2 million in 2002 and 2001, respectively, primarily relates to borrowings associated with our credit facilities, financing of acquisitions and the financing of inventory purchases under our line of credit. Interest expense has increased due to the financing of acquisitions and the assumption of interest-bearing debt in connection with acquisitions. Interest income of $386,000 and $1.8 million in 2002 and 2001, respectively, was generated through short-term investments, some of which are investment grade tax-advantaged bonds. The decrease in interest income is due to the decrease in cash available for short-term investments. Non-operating expenses other than interest expense of $1.4 million and $438,000 in 2002 and 2001, respectively, consists primarily of bank fees associated with credit facilities and cash management.

     Income Tax Expense. Our effective tax rate for the year ended December 31, 2002 and 2001 was (139.8)% and 35.8%, respectively. The negative tax rate for 2002 is due to the inability to recognize a tax benefit on the majority of the goodwill impairment charge. Excluding charges for impairment of goodwill and restructuring, the adjusted effective tax rate for the year ended December 31, 2002 was 38.0%. The increase in the effective tax rate, excluding charges for impairment of goodwill and restructuring, was due to higher state tax rates and nondeductible expense amounts for our Chicago-based operations as well as the recognition of a tax benefit in the fourth quarter of 2001 as a result of the closure of our operations in Germany. This increase was partially offset by the elimination of losses in Germany (due to the closure of our German operations during the fourth quarter of 2001), the elimination of goodwill amortization and a reduction in Canadian tax rates.

2001 Compared to 2000

     The following discussion compares the historical consolidated results of operations on a GAAP basis for the years ended December 31, 2001 and 2000. The results do not include Comark’s results of operations which we acquired on April 25, 2002:

     Net Sales. Net sales increased $41.3 million, or 2%, to $2.08 billion in 2001 from $2.04 billion in 2000. The increase is attributable to net sales of $87.9 million from the acquisitions of Action and Kortex completed in October 2001. The impact of the acquisitions was partially offset by a decline in overall IT spending in the United States resulting from a continued sluggish economy, an increase in the proportion of sales of certain software products that are recorded under net sales recognition and an increased focus on maximizing gross margin by declining to make unprofitable sales. Additionally, we saw declines in the exchange rates for the United Kingdom and Germany and a decrease in sales in Germany due to the conversion from consumer customers to small- to medium-sized business customers and ultimately the closure of our German operation in the fourth quarter of 2001.

     Gross Profit. Gross profit increased $2.2 million, or 0.9%, to $242.2 million in 2001 from $240.0 million in 2000. As a percentage of sales, gross margin decreased from 11.8% in 2000 to 11.6% in 2001. The fluctuations in gross profit percentage primarily resulted from increased gross profit provided by Direct Alliance’s service fee based programs and Insight North America and Insight UK’s decreased product margin resulting from pricing strategies and competitive pressures. Other components of cost of goods sold, such as supplier reimbursements, freight and discounts, remained relatively constant as a percentage of net sales. Additionally, Insight North America experienced a sharp decline in gross margin as a percentage of net sales in the third quarter of 2001, which primarily resulted from our decision to aggressively move product at the end of the third quarter to compensate for a sales reduction due to the tragic events of September 11, 2001.

     Operating Expenses.

     Selling and Administrative Expenses. Selling and administrative expenses increased $21.5 million, or 15%, to $167.6 million in 2001 from $146.1 million in 2000, and increased as a percent of net sales to 8.0% in 2001 from 7.2% in 2000. This increase was attributable to increased expenses from acquired entities and costs associated with the addition of account executives throughout the year. These increases were offset partially by a cost reduction plan implemented in the middle of the fourth quarter 2001 which resulted in a reduction in net headcount of approximately 300 employees worldwide. Direct Alliance also experienced a decrease in operating expenses due to an increase in the allocation of overhead to service fee based programs which is included in cost of goods sold, the decreased inventories and accounts receivable exposure due to the transition from product based programs to service fee based programs and as a result of cost reduction initiatives.

     Expenses Related to Closure of German Operation. Effective November 15, 2001, we closed our German operation. The decision was based upon our intention to focus our European efforts on the United Kingdom due to our acquisition of Action and the historical operating losses in our German operation. We recorded a charge of $10.6 million, including $10.2 million of non-cash charges due primarily to the write- off of goodwill of $7.2 million and the recognition of the cumulative foreign currency translation adjustment of $2.5 million. The remaining cash charges represent severance costs and lease commitments. The after-tax effect of this charge was $4.2 million, and the net cash flow effect was a positive $5.9 million. The positive cash flow effect of this non-recurring charge was due to the majority of the charge being non-cash and the tax basis of assets written off exceeding their book value.

     Acquisition Integration Expenses. In connection with the acquisitions of Action and Kortex in October 2001, we recorded charges relating to integration expenses totaling $7.2 million, of which $3.6 million represented non-cash write-offs of fixed assets, leasehold improvements and government grant receivables. The remaining cash charges primarily represent severance costs and lease termination expenses. The after-tax effect of these charges was $4.7 million, and the net cash flow effect was a negative $1.1 million. See Note 16 to the Consolidated Financial Statements in Item 8 for further discussion.

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

     Aborted Acquisition Costs (Insurance Proceeds). On October 18, 1999, we announced that we had terminated a previously proposed merger with Action. As a result, we recorded a $2.3 million, pre-tax charge in 1999 for acquisition costs incurred by us. During 2000, we recorded $1.9 million related to proceeds from an insurance policy covering the costs incurred in the aborted acquisition.

     Restricted Stock Charge. We have issued shares of restricted common stock as incentives to certain officers and employees. The restricted common shares are valued at the date of grant, amortized over the three-year vesting period and some contain an acceleration clause which causes the shares to automatically vest if our common stock closes above a certain price of either $29 or $44 per share. On May 15, 2000, our common stock closed above $29 causing 114,396 restricted common shares to automatically vest. We recorded a charge of $1.1 million related to the early vesting of this restricted common stock. This charge represents the unamortized portion of the restricted stock in excess of the scheduled amortization. Amortization of restricted stock compensation is included in selling and administrative expenses.

     Amortization. Amortization of goodwill increased from $1.6 million in 2000 to $1.9 million in 2001 due to a full year of amortization in 2001 of the final PlusNet acquisition contingent payment made in the second quarter of 2000.

     Non-Operating Expense (Income), Net. Non-operating expense (income), net, which consists primarily of interest expense and interest income, decreased to $770,000 of expense in 2001 from $798,000 of income in 2000. Interest expense of $2.2 million and $1.3 million in 2001 and 2000, respectively, primarily relates to borrowings associated with our credit facilities, financing of facility acquisitions and the financing of inventories purchases under our line of credit. Interest expense increased due to financing of acquisitions and interest-bearing debt assumed with the acquisitions, offset partially by a decline in interest rates during 2001. Interest income of $1.8 million and $2.5 million in 2001 and 2000, respectively, was generated through short-term investments, some of which are investment grade tax-advantaged bonds. The decrease in interest income is due to the decrease in our average short-term investments throughout the year and the decline in interest rates earned on short-term investments.

     Income Tax Expense. Our effective tax rate was 35.8% and 39.6% for the years 2001 and 2000, respectively. The decrease in the effective tax rate is due primarily to the recognition of a tax benefit in the fourth quarter of 2001 in connection with the closure of our German operation. The recognition of that benefit is offset in part by not being able to recognize certain tax benefits from losses at foreign subsidiaries and the non-deductibility of goodwill in foreign subsidiaries.

UNAUDITED PRO FORMA COMBINED COMPANY RESULTS

     As previously described, the following discussion includes the unaudited pro forma combined results of operations of Insight Enterprises Inc. and Comark as if the acquisition of Comark had occurred as of the beginning of each of the periods presented. Pro forma adjustments have been made to: (a) eliminate historical sales and cost of sales between us and Comark; (b) reflect amortization of identifiable intangible assets; (c) reflect increased interest expense associated with the cash paid for the acquisition; (d) reflect additional shares of common stock issued as part of the purchase price; and (e) to reflect income taxes on the net earnings of Comark, which previously was a Subchapter S Corporation.

     Unaudited pro forma results of operations for the combined company were as follows:

	Years ended December 31,

	2002		2001

	(in thousands)
Net sales	$3,326,261	100.0%	$3,521,044	100.0%
Cost of goods sold	2,945,858	88.6	3,132,807	89.0

Gross profit	380,403	11.4	388,237	11.0
Operating expenses:
Selling and administrative expenses	288,661	8.7	269,777	7.7
Goodwill impairment	91,587	2.8	—	—
Expenses related to closure of German operation	—	—	10,566	0.3
Acquisition integration expenses	—	—	7,194	0.2
Restructuring charges	1,500	0.0	—	—
Aborted IPO costs	—	—	1,354	0.0
Amortization	1,400	0.0	3,310	0.1

(Loss) earnings from operations	(2,745)	(0.1)	96,036	2.7
Non-operating expense , net	5,926	0.2	7,591	0.2

(Loss) earnings before income taxes	(8,671)	(0.3)	88,445	2.5
Income tax expense	28,516	0.8	32,796	0.9

Net (loss) earnings	$(37,187)	(1.1)%	$55,649	1.6%

2002 Compared to 2001

     Net Sales. On a pro forma combined company basis, net sales for the year ended December 31, 2002 decreased 6% to $3.33 billion from $3.52 billion for the year ended December 31, 2001. This decrease was attributable to a decline in overall IT spending in the United States resulting from a continued sluggish economy, an increase in the proportion of sales of certain software products and third-party services that are recorded under net sales recognition and a continued focus on maximizing gross margin by declining to make unprofitable sales. These decreases were partly offset by strong software sales in the second and third quarter of 2002 due to the July 31 deadline for Microsoft’s upgrade program.

     Gross Profit. On a pro forma combined company basis, gross profit decreased $7.8 million, or 2%, to $380.4 million in 2002 from $388.2 million in 2001. As a percentage of sales, gross margin increased to 11.4% in 2002 from 11.0% in 2001. The increase in the combined company’s gross margin as a percentage of sales is due primarily to an increase in sales of certain software products and third-party services with net sales recognition and stabilized product margins on product categories other than software. These increases are partially offset by lower gross margins in sales to large corporate customers, lower gross margins on the increased sales of software licenses and a reduction in supplier reimbursement funds recorded as an offset to cost of goods sold.

     Operating Expenses.

     Selling and Administrative Expenses. The pro forma combined company’s selling and administrative expenses increased $18.9 million, or 7%, to $288.7 million in 2002 from $269.8 million in 2001, and increased as a percent of net sales to 8.7% in 2002 from 7.7% in 2001. The increase in selling and administrative expenses was due primarily to selling and administrative expenses due to costs associated with the integration of acquired entities and start-up costs of new product and services initiatives.

     Goodwill Impairment. Effective January 1, 2002, the combined company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” under which goodwill is no longer amortized but instead is assessed for impairment at least annually. Goodwill was tested for impairment upon adoption of SFAS No. 142 as of January 1, 2002 with no resulting impairment of goodwill. The combined company completed its annual assessment of the impairment of goodwill during the fourth quarter of 2002. The combined company retained a third-party to perform valuations of each reporting unit that had recorded goodwill. As a result of the decline in Insight UK’s operating performance, Insight UK’s book value exceeded its market value resulting in an impairment of goodwill. Based on results of the annual assessment, the combined company recorded a non-cash goodwill impairment charge of $91.6 million, $88.4 million net of taxes, which represented the entire goodwill balance recorded at Insight UK. See Note 4 to the Consolidated Financial Statements in Item 8.

     Expenses Related to Closure of German Operation. Effective November 15, 2001, we closed our German operation. The decision was based upon our intention to focus our European efforts on the United Kingdom due to our acquisition of Action and the historical operating losses in our German operation. We recorded a charge of $10.6 million, including $10.2 million of non-cash charges due primarily to the write-off of goodwill of $7.2 million and the recognition of the cumulative foreign currency translation adjustment of $2.5 million. The remaining cash charges represent severance costs and lease commitments. The after-tax effect of this charge was $4.2 million, and the net cash flow effect was a positive $5.9 million. The positive cash flow effect of this non-recurring charge was due to the majority of the charge being non-cash and the tax basis of assets written off exceeding their book value.

     Acquisition Integration Expenses. In connection with the acquisitions of Action and Kortex in October 2001, we recorded charges relating to integration expenses totaling $7.2 million, of which $3.6 million represented non-cash write-offs of fixed assets, leasehold improvements and government grant receivables. The remaining cash charges primarily represent severance costs and lease termination expenses. The after-tax effect of these charges is $4.7 million, and the net cash flow effect is a negative $1.1 million. See Note 16 to the Consolidated Financial Statements in Item 8 for further discussion.

     Restructuring Costs. In the third quarter of 2002, we initiated and approved plans to restructure the operations of Insight UK. The restructuring replaced top Insight UK management, eliminated certain duplicative activities, prioritized activities to specific customer segments and reduced the cost structure to better align operating expenses with existing general economic conditions. Consequently, we recorded approximately $1.5 million of costs. See Note 16 to the Consolidated Financial Statements in Item 8 for further discussion.

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

     Amortization. In accordance with SFAS No.142, the amortization of goodwill was discontinued as of January 1, 2002 and therefore there was no goodwill amortization expense recorded for the combined company for the year ended December

31, 2002. Goodwill amortization expense was $1.9 million for the year ended December 31, 2001. The decrease in goodwill amortization was offset by $1.4 million of amortization of intangible assets, namely the Comark trade name, obtained in connection with the acquisition of Comark and included in the pro forma combined information for both years ended December 31, 2002 and 2001.

     Non-Operating Expense, Net. The pro forma combined company’s non-operating expense, net, which consists primarily of pro forma interest expense and interest income, decreased to $5.9 million in 2002 from $7.6 million in 2001. Pro forma interest expense of $4.9 million and $9.8 million in 2002 and 2001, respectively, primarily relates to borrowings associated with our credit facilities, financing of acquisitions and the financing of inventory purchases under our line of credit. Pro forma interest expense has decreased due to decreases in interest bearing debt and interest rates offset partially by debt associated with the financing of acquisitions. The pro forma interest expense assumes the acquisition of Comark was completed at the beginning of each period presented. It does not assume any pay down of acquisition debt during these periods. Interest income of $386,000 and $1.8 million in 2002 and 2001, respectively, is generated through short-term investments, some of which are investment grade tax-advantaged bonds. The decrease in interest income is due to the decrease in cash available for short-term investments. Non-operating expenses, other than pro forma interest expense, of $1.4 million and $438,000 in 2002 and 2001, respectively, consists primarily of bank fees associated with credit facilities and cash management.

     Income Tax Expense. The combined company’s pro forma effective tax rate for the year ended December 31, 2002 and 2001 was (328.9)% and 37.1%, respectively. The negative pro forma tax rate for 2002 is due to the inability to recognize a tax benefit on the majority of the goodwill impairment charge. Excluding charges for impairment of goodwill and restructuring, the adjusted effective tax rate for the year ended December 31, 2002 was 38.1%. The increase in the pro forma effective tax rate, excluding charges for impairment of goodwill and restructuring, was due to the recognition of a tax benefit in the fourth quarter of 2001 as a result of the closure of our operations in Germany. This increase was partially offset by the elimination of losses in Germany (due to the closure of our German operations during the fourth quarter of 2001), the elimination of goodwill amortization and a reduction in Canadian tax rates.

SEGMENT INFORMATION

     During the fourth quarter of 2002, we reorganized our internal reporting structure in conjunction with the continuing integration of our acquisitions. As a result of this revised internal reporting structure, an increased focus on geographic information to make investment decisions and the investment community’s request to receive more detailed information, we have determined that, effective in the fourth quarter of 2002, we now have the following reportable operating segments:

•	Direct marketer of computing products and services – North America (referred to as “Insight North America”),

•	Direct marketer of computing products and services – United Kingdom (referred to as “Insight UK”),

•	Business process outsource provider (referred to as “Direct Alliance”), and

•	Other: Internet service provider – United Kingdom (referred to as “PlusNet”).

A detailed description of the each segment and reconciliation to consolidated results of operations can be found in Note 19 to the Consolidated Financial Statements in Item 8. We evaluate the performance of our operating segments based on earnings from operations before non-recurring items. Results of operations for our operations in Germany are not included in the segment discussion below as we closed these operations in the fourth quarter of 2001. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

     The following discussion compares the historical results of operations for each of our operating segments on a GAAP basis for the years ended December 31, 2002, 2001 and 2000. These results include Comark’s results of operations since April 25, 2002 (the acquisition date):

     Insight North America

	Years Ended December 31,

	2002		2001		2000

			(in thousands)
Net sales	$2,397,715	100.0%	$1,766,771	100.0%	$1,799,883	100.0%
Cost of goods sold	2,137,687	89.2	1,578,028	89.3	1,599,152	88.8

Gross profit	260,028	10.8	188,743	10.7	200,731	11.2
Operating expenses:
Selling and administrative expenses	196,881	8.1	132,095	7.5	119,595	6.8
Acquisition integration expenses	—	—	3,571	0.2	—	—
Aborted acquisition costs (insurance proceeds)	—	—	—	—	(1,850)	(0.1)
Restricted stock charge	—	—	—	—	886	0.0
Amortization	1,400	0.1	538	0.0	538	0.0

Earnings from operations	$61,747	2.6%	$52,539	3.0%	$81,562	4.5%

     2002 compared to 2001

     Net Sales. Net sales for the year ended December 31, 2002 increased 36% to $2.40 billion from $1.77 billion for the year ended December 31, 2001. This increase was attributable to net sales from Comark, which was acquired on April 25, 2002 and to a lesser extent, the acquisition of Kortex in October 2001. Additionally, net sales of Microsoft software products were strong in the second and third quarter of 2002 due to the July 31 deadline for Microsoft’s upgrade programs. This increase was partially offset by a decrease in net sales in our base North American operations due to a decline in overall information technology spending, an increase in the proportion of certain software products and third-party services that are recorded under net sales recognition and an increased focus on maximizing gross margin by minimizing the volume of unprofitable sales.

     The average order size for Insight North America increased to $1,474 in 2002 from $1,174 in 2001 due primarily to the increase in computer sales as a percentage of total net sales from 30% in 2001 to 31% in 2002. Insight North America had 1,711 account executives at December 31, 2002 and 1,199 at December 31, 2001. The increase in account executives is due to the acquisition of Comark, offset slightly by some reductions in headcount.

     Gross Profit. Gross profit increased $71.3 million, or 38%, to $260.0 million in 2002 from $188.7 million in 2001. As a percentage of sales, gross margin increased to 10.8% in 2002 from 10.7% in 2001. The increase in the gross profit as a percentage of sales is due primarily to an increase in a) sales of certain software products and third-party services with net sales recognition and b) stabilized product margins on product categories other than software; offset by a) lower gross margins on sales to large corporate customers contributed by the acquisition of Comark, b) lower gross margins on the increased sales of software licenses and c) a reduction in supplier reimbursement funds recorded as an offset to cost of goods sold.

     Operating Expenses.

     Selling and Administrative Expenses. Selling and administrative expenses increased $64.8 million, or 49%, to $196.9 million in 2002 from $132.1 million in 2001, and increased as a percent of net sales to 8.1% in 2002 from 7.5% in 2001. The increase in selling and administrative expenses at Insight North America was due primarily to selling and administrative expenses attributable to acquired entities, additional costs associated with the integration of acquired entities and start-up costs of new product and services initiatives.

     Overall unassisted web sales at Insight North America decreased to 8.4% of net sales for the year ended December 31, 2002 from 12.8% for the year ended December 31, 2001 due primarily to the acquisition of Comark, which transacts no unassisted web sales. An increase in the percentage of unassisted web sales reduces selling and administrative expenses as these sales are transacted without the assistance of an account executive. The percentage of shipments made using electronic “direct ship” programs with our suppliers decreased to 65% for the year ended December 31, 2002 from 76% for the year ended December 31, 2001 due to the acquired entities, which process fewer direct shipments. Direct shipments from suppliers to our customers reduce selling and administrative expenses but increase costs of goods sold due to increased prices charged by suppliers for this service.

     Acquisition Integration Expenses. In connection with the acquisitions of Action and Kortex in October 2001, Insight North America recorded charges in 2001 relating to integration expenses totaling $3.6 million, of which $1.7 million consisted of non-cash write-offs of fixed assets and leasehold improvements. The remaining cash charges primarily represent severance costs and lease termination expenses.

     Amortization. In accordance with SFAS No.142, the amortization of goodwill was discontinued as of January 1, 2002 and therefore there was no goodwill amortization expense recorded for the year ended December 31, 2002. Goodwill amortization expense was $538,000 for the year ended December 31, 2001. The decrease in goodwill amortization was offset by $1.4 million of amortization of intangible assets, namely the Comark trade name, obtained in connection with the acquisition of Comark.

     2001 compared to 2000

     Net Sales. Net sales decreased $33.1 million, or 2%, to $1.77 billion in 2001 from $1.80 billion in 2000. This was attributable to a decline in overall IT spending in the United States resulting from a continued sluggish economy, an increase in the proportion of sales of certain software products that are recorded under net sales recognition and an increased focus on maximizing gross margin by declining to make unprofitable sales.

     Insight North America’s average order size decreased to $1,174 in 2001 from $1,457 in 2000 due primarily to the decrease in computer sales as a percentage of total net sales from 32% in 2000 to 30% in 2001. We had 1,199 account executives at December 31, 2001 compared to 1,632 at December 31, 2000. Insight North America reduced the number of account executives in response to slowing sales growth rates.

     Gross Profit. Gross profit decreased $12.0 million, or 6% to $188.7 million in 2001 from $200.7 million in 2000. As a percentage of net sales, gross margin decreased to 10.7% in 2001 from 11.2% in 2000. The decrease is due to decreased product margins resulting from pricing strategies and competitive pressures. Other components of cost of goods sold, such as supplier reimbursements, freight and discounts, remained relatively constant as a percentage of net sales. Additionally, Insight North America experienced a sharp decline in gross profit as a percentage of net sales in the third quarter of 2001, which primarily resulted from our decision to aggressively move product at the end of the third quarter to compensate for a sales reduction due to the tragic events of September 11, 2001.

     Operating Expenses.

     Selling and Administrative Expenses. Selling and administrative expenses increased by $12.5 million or 11% to $132.1 million in 2001 from $119.6 million in 2000 and increased as a percentage of net sales to 7.5% in 2001 from 6.8% in 2000. This increase was attributable to increased costs associated with the addition of account executives throughout the year. These increases were offset partially by a cost reduction plan implemented in the middle of the fourth quarter 2001 which resulted in a reduction in net headcount of approximately 247 employees.

     Acquisition Integration Expenses. In connection with the acquisition of Action and Kortex in October 2001, Insight North America recorded charges in 2001 relating to integration expenses totaling $3.6 million, of which $1.7 million consisted of non-cash write-offs of fixed assets and leasehold improvements. The remaining cash charges primarily represent severance costs and lease termination expenses. See Note 16 to the Consolidated Financial Statements in Item 8 for further discussion.

     Aborted Acquisition Costs (Insurance Proceeds). On October 18, 1999, we announced that we had terminated a previously proposed merger with Action. As a result, we recorded a $2.3 million, pre-tax charge in 1999 for acquisition costs incurred by us. During 2000, we recorded $1.9 million related to proceeds from an insurance policy covering the costs incurred in the aborted acquisition.

     Restricted Stock Charge. Insight North America recorded an $886,000 charge in 2000 for the automatic early vesting of restricted common stock when our common stock closed above $29 on May 15, 2000. This charge represents the unamortized portion of the restricted stock in excess of the scheduled amortization. Amortization of restricted stock compensation is included in selling and administrative expenses.

     Amortization. Amortization of goodwill remained consistent at $538,000 in 2000 and 2001.

     Insight UK

	Years Ended December 31,

	2002		2001		2000

			(in thousands)
Net sales	$382,254	100.0%	$197,552	100.0%	$99,012	100.0%
Cost of goods sold	335,046	87.7	173,584	87.9	88,593	89.5

Gross profit	47,208	12.3	23,968	12.1	10,419	10.5
Operating expenses:
Selling and administrative expenses	47,641	12.4	22,626	11.5	9,225	9.2
Goodwill impairment	91,587	24.0	—	—	—	—
Acquisition integration expenses	—	—	3,623	1.8	—	—
Restructuring charges	1,500	0.4	—	—	—	—
Restricted stock amortization	—	—	—	—	65	0.1
Amortization	—	—	222	0.1	265	0.3

(Loss) earnings from operations	$(93,520)	(24.5)%	$(2,503)	(1.3)%	$864	0.9%

     2002 compared to 2001

     Net Sales. Net sales increased $184.7 million, or 94%, to $382.3 million in 2002 from $197.6 million in 2001. The increase is due to inclusion of an entire year of net sales from Action which was acquired in October 2001 and increases in the exchange rates for the United Kingdom, offset by declines in demand for IT products during 2002.

     The average order size for Insight UK increased to $871 in 2002 from $659 in 2001 due primarily to the acquisition of Action which historically had a higher average order size, offset by the decrease in computer sales as a percentage of total net sales from 34% in 2001 to 27% in 2002. Insight UK had 259 account executives at December 31, 2002 compared to 319 at December 31, 2001. The decrease in account executives was due to headcount reductions in order to reduce costs.

     Gross Profit. Gross profit increased $23.2 million, or 97%, to $47.2 million in 2002 from $24.0 million in 2001. As a percentage of sales, gross margin increased to 12.3% in 2002 from 12.1% in 2001. The increase in Insight UK’s gross margin is due primarily to an increase in sales of certain software products and third-party services with net sales recognition and stabilized product margins on product categories other than software, offset by lower gross margins on the increased sales of software licenses.

     Operating Expenses.

     Selling and Administrative Expenses. Selling and administrative expenses increased $25.0 million, or 111%, to $47.6 million in 2002 from $22.6 million in 2001, and increased as a percent of net sales from 11.5% in 2001 to 12.4% in 2002. The increase in selling and administrative expenses was due primarily to selling and administrative expenses attributable to Action which operated at a higher percentage of net sales, additional costs associated with the integration of Action and start-up costs of new product and services initiatives.

     Overall unassisted web sales at Insight UK increased to 13.5% of net sales for the year ended December 31, 2002 from 7.2% for the year ended December 31, 2001 due to the acquisition of Action which historically had a higher percentage of unassisted web sales and increased focus on increasing customers’ use of Insight UK’s web site for routine purchases. An increase in the percentage of unassisted web sales reduces selling and administrative expenses as these sales are transacted without the assistance of an account executive. The percentage of shipments made using electronic “direct ship” programs with our suppliers increased to 55% for the year ended December 31, 2002 from 29% for the year ended December 31, 2001 due to the expansion of electronic data interchange (“EDI”) relationships with vendors in the United Kingdom. Direct shipments from suppliers to our customers reduce selling and administrative expenses but increase costs of goods sold due to increased prices charged by suppliers for this service.

     Goodwill Impairment. Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” under which goodwill is no longer amortized but instead is assessed for impairment at least annually. Goodwill was tested for impairment upon adoption of SFAS No. 142 as of January 1, 2002 with no resulting impairment of goodwill. We completed our annual assessment of the impairment of goodwill during the fourth quarter of 2002. We retained a third-party to perform valuations of each reporting unit that had recorded goodwill. As a result of the decline in Insight UK’s operating performance, Insight UK’s book value exceeded its market value resulting in an impairment of goodwill. Based on results of the annual assessment, we recorded a non-cash goodwill impairment charge of $91.6 million, $88.4 million net of taxes, which represented the entire goodwill balance recorded at Insight UK. See Note 4 to the Consolidated Financial Statements in Item 8.

     Acquisition Integration Expenses. In connection with the acquisition of Action in October 2001, Insight UK recorded charges in 2001 relating to integration expenses totaling $3.6 million, of which $1.8 million represented non-cash write-offs of fixed assets, leasehold improvements and government grant receivables. The remaining cash charges primarily represent severance costs and lease termination expenses. See Note 16 to the Consolidated Financial Statements in Item 8 for further discussion.

     Restructuring Costs. In the third quarter of 2002, we initiated and approved plans to restructure the operations of Insight UK. The restructuring replaced top Insight UK management, eliminated certain duplicative activities, prioritized activities to specific customer segments and reduced the cost structure to better align operating expenses with existing general economic conditions. Consequently, we recorded approximately $1.5 million of costs. See Note 16 to the Consolidated Financial Statements in Item 8 for further discussion.

     Amortization. In accordance with SFAS No.142, the amortization of goodwill was discontinued as of January 1, 2002 and therefore, there was no goodwill amortization expense recorded for the year ended December 31, 2002. Goodwill amortization expense for the year ended December 31, 2001 was $222,000.

     2001 compared to 2000

     Net Sales. Net sales increased $98.5 million, or 100%, to $197.6 million in 2001 from $99.0 million in 2000. This was attributable to net sales from the acquisition of Action included from October 8, 2001 (date of acquisition). The impact of the acquisitions was partially offset by declines in the exchange rates for the United Kingdom.

     Gross Profit. Gross profit increased $13.6 million, or 130%, to $24.0 million in 2001 from $10.4 million in 2000. As a percentage of sales, gross margin increased to 12.1% in 2001 from 10.5% in 2000. The fluctuations in gross profit percentage primarily resulted from the acquisition of Action in October which had higher gross profit percentage.

     Operating Expenses.

     Selling and Administrative Expenses. Selling and administrative expenses increased $13.4 million, or 145%, to $22.6 million in 2001 from $9.2 million in 2000, and increased as a percent of net sales to 11.5% in 2001 from 9.2% in 2000. This increase was attributable to increased expenses from Action and costs associated with the addition of account executives throughout the year. These increases were offset partially by a cost reduction plan implemented in the middle of the fourth quarter 2001 which resulted in a reduction in net headcount of approximately 44 employees.

     Acquisition Integration Expenses. In connection with the acquisition of Action, Insight UK recorded charges relating to integration expenses totaling $3.6 million, of which $1.8 million represented non-cash write-offs of fixed assets, leasehold improvements and government grant receivables. The remaining cash charges primarily represent severance costs and lease termination expenses.

     Restricted Stock Charge. Insight UK recorded a $65,000 charge for the automatic early vesting of restricted common stock when our common stock closed above $29 on May 15, 2000. This charge represents the unamortized portion of the restricted stock in excess of the scheduled amortization. Amortization of restricted stock compensation is included in selling and administrative expenses.

     Amortization. Amortization of goodwill decreased from $265,000 in 2000 to $222,000 in 2001 due to declines in the exchange rates for the United Kingdom.

     Direct Alliance

	Years Ended December 31,

	2002		2001		2000

			(in thousands)
Net sales	$95,926	100.0%	$102,452	100.0%	$110,907	100.0%
Cost of goods sold	74,753	77.9	79,334	77.4	91,089	82.1

Gross profit	21,173	22.1	23,118	22.6	19,818	17.9
Operating expenses:
Selling and administrative expenses	4,813	5.0	6,449	6.4	7,795	7.0
Aborted IPO costs	—	—	1,354	1.3	—	—
Restricted stock charge	—	—	—	—	176	0.2

Earnings from operations	$16,360	17.1%	$15,315	14.9%	$11,847	10.7%

     2002 compared to 2001

     Net Sales. Net sales derived from Direct Alliance decreased by $6.6 million or 6% to $95.9 million for the year ended December 31, 2002, compared to $102.5 million for the year ended December 31, 2001. Pass through product sales decreased $5.2 million or 34% to $9.8 million for the same period of 2002 from $15.0 million for the year ended December 31, 2001. There was also a 1.6% decrease in service fee revenue for the year ended December 31, 2002 compared to the year ended December 31, 2001, which is due to a reduction in freight services that Direct Alliance provides to some of its clients.

     Gross Profit. Direct Alliance’s gross profit decreased $1.9 million or 8% to $21.2 million for the year ended December 31, 2002, compared to $23.1 million for the year ended December 31, 2001. The decrease in gross profit is related to the increases in expenses allocated to specific projects and therefore included in costs of goods sold.

     Operating Expenses.

     Selling and Administrative Expenses. Selling and administrative expenses at Direct Alliance decreased 25% to $4.8 million for the year ended December 31, 2002 compared to $6.4 million for the year ended December 31, 2001. Selling and administrative expenses as a percentage of net sales were 5.0% for the year ended December 31, 2002 compared to 6.4% for the year ended December 31, 2001. The reduction in operating expenses is due to proactive cost reduction measures and increases in expenses allocated to specific projects and therefore included in costs of goods sold.

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

     2001 compared to 2000

     Net Sales. Net sales derived from Direct Alliance decreased 8%, to $102.5 million for the year ended December 31, 2001 from $110.9 million for the year ended December 31, 2000. This decrease resulted from the expansion of service fee-based programs offset by the shift in the mix of outsourcing arrangements from product-based programs to service fee-based programs. As a result of Direct Alliance’s strategic emphasis on service fee-based programs as opposed to product-based programs, 100% of Direct Alliance’s net sales were from service fee-based programs (including 15% from pass through product sales) in 2001 compared to 76% (including 12% from pass through product sales) in 2000.

     Gross Profit. Direct Alliance’s gross margin, as a percentage of net sales, increased from 17.9% for the year ended December 31, 2000 to 22.6% for the year ended December 31, 2001. The fluctuations in gross margin percentage primarily resulted from increases in Direct Alliance’s service fee-based programs.

     Operating Expenses.

     Selling and Administrative Expenses. Selling and administrative expenses at Direct Alliance decreased $1.4 million or 17% to $6.4 million for the year ended December 31, 2001 compared to $7.8 million for the year ended December 31, 2000. Selling and administrative expenses as a percentage of net sales were 6.4% for the year ended December 31, 2001 compared to 7.0% for the same period of 2000. The reduction resulted primarily from Direct Alliance’s transition to service fee-based programs from product-based programs. Under service fee-based programs, all direct costs related to the generation of the fees are included in our cost of goods sold, and not in operating expense as is the case under product-based programs. Operating expenses for the year ended December 31, 2000 include investments to enhance our scalability and service offerings through increased breadth and depth of management and technical staff. These types of expenses are not a direct cost related to the generation of net sales under existing contracts and therefore were not included in cost of goods sold.

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

     Restricted Stock Charge. Direct Alliance recorded a $176,000 charge for the automatic early vesting of restricted common stock when our common stock closed above $29 on May 15, 2000. This charge represents the unamortized portion of the restricted stock in excess of the scheduled amortization. Amortization of restricted stock compensation is included in selling and administrative expenses.

     PlusNet

	Years Ended December 31,

	2002		2001		2000

			(in thousands)
Net sales	$15,091	100.0%	$8,942	100.0%	$9,035	100.0%
Cost of goods sold	7,890	52.3	3,119	34.9	2,237	24.8

Gross profit	7,201	47.7	5,823	65.1	6,798	75.2
Operating expenses:
Selling and administrative expenses	5,404	35.8	4,249	47.5	5,316	58.8
Amortization	—	—	765	8.6	406	4.5

Earnings from operations	$1,797	11.9%	$809	9.0%	$1,076	11.9%

     2002 compared to 2001

     Net Sales. PlusNet’s net sales increased $6.2 million or 69% to $15.1 million for the year ended December 31, 2002, compared to net sales of $8.9 million for the year ended December 31, 2001. PlusNet has experienced a shift in the primary source of its net sales from “dial-up” to broadband Internet access customers. Although broadband Internet access is sold at a lower gross margin percentage compared to dial-up, it is providing an increase in net sales and earnings from operations for PlusNet. We expect broadband Internet access to continue to increase as a percentage of PlusNet’s net sales. The increase in net sales was also due partially to increases in the exchange rates for the United Kingdom.

     Gross Profit. PlusNet’s gross margin as a percentage of net sales decreased from 65.1% for the year ended December 31, 2001 to 47.7% for the year ended December 31, 2002 due to broadband Internet access, which is sold at lower gross profit, representing a higher percentage of net sales in 2002.

     Operating Expenses.

     Selling and Administrative Expenses. For the year ended December 31, 2002, PlusNet’s selling and administrative expenses were 35.8% of net sales compared to 47.5% for the year ended December 31, 2001. This decrease was due to an increase in net sales.

     Amortization. In accordance with SFAS No.142, the amortization of goodwill was discontinued as of January 1, 2002 and therefore, there was no goodwill amortization expense recorded for the year ended December 31, 2002. Goodwill amortization expense for the year ended December 31, 2001 was $765,000.

     2001 compared to 2000

     Net Sales. PlusNet’s net sales remained relatively stable at $8.9 million for the year ended December 31, 2001 compared to net sales of $9.0 million for the year ended December 31, 2001. During 2001, Internet service in the United Kingdom experienced a shift to un-metered service from cost per minute-service, increasing affordability of Internet service in the United Kingdom. Increases in net sales were offset by declines in the exchange rates for the United Kingdom.

     Gross Profit. PlusNet’s gross profit as a percentage of net sales decreased from 75.2% for the year ended December 31, 2000 to 65.1% for the year ended December 31, 2001 due to additional telecommunication costs associated with un-metered dial service which increased in 2001 compared to 2000.

     Operating Expenses.

     Selling and Administrative Expenses. For the year ended December 31, 2001, PlusNet’s selling and administrative expenses were 47.5% of net sales compared to 58.8% for the year ended December 31, 2000. The decrease is due to reduced personnel as a result of introduction and automation of the un-metered dial service model.

     Amortization. Amortization of goodwill increased from $406,000 in 2000 to $765,000 in 2001 due to a full year of amortization in 2001 of the final PlusNet acquisition contingent payment made in the second quarter of 2000, offset by declines in the exchange rate.

Selected Quarterly Financial Information

     The following table sets forth selected unaudited consolidated quarterly financial information for our two most recent years:

				Quarters Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2002	2002	2002	2002	2001	2001	2001	2001

	(in thousands, except per share data)
Net sales	$771,955	$854,003	$737,065	$527,963	$529,860	$490,150	$504,826	$557,503
Costs of goods sold	682,481	760,321	650,181	462,393	465,039	435,416	446,487	493,225

Gross profit	89,474	93,682	86,884	65,570	64,821	54,734	58,339	64,278
Operating expenses:
Selling and administrative	71,558	73,158	63,950	45,732	48,526	40,552	38,515	40,034
Goodwill impairment	91,587	—	—	—	—	—	—	—
Expenses related to closure of German operations	—	—	—	—	10,566	—	—	—
Acquisition integration expenses	—	—	—	—	7,194	—	—	—
Restructuring expenses	—	1,500	—	—	—	—	—	—
Aborted IPO costs	—	—	—	—	—	—	1,354	—
Amortization	622	467	311	—	452	485	481	492

(Loss) earnings from operations	(74,293)	18,557	22,623	19,838	(1,917)	13,697	17,989	23,752
Non-operating expense (income), net	982	1,590	1,218	797	821	(33)	(60)	42

(Loss) earnings before income taxes	(75,275)	16,967	21,405	19,041	(2,738)	13,730	18,049	23,710
Income tax expense(benefit)	2,872	6,868	8,262	6,976	(2,993)	5,452	6,981	9,424

Net (loss) earnings	$(78,147)	$10,099	$13,143	$12,065	$255	$8,278	$11,068	$14,286

(Loss) earnings per share:
Basic	$(1.70)	$0.22	$0.29	$0.29	$0.01	$0.20	$0.27	$0.35

Diluted	$(1.70)	$0.22	$0.28	$0.28	$0.01	$0.20	$0.26	$0.34

Liquidity and Capital Resources

     Our primary capital needs have been to provide capital and to fund our working capital requirements, for potential acquisitions and capital expenditures necessitated by our growth. Cash used to acquire Comark on April 25, 2002, including acquisition costs, totaled $102.4 million for the year ended December 31, 2002. Capital expenditures for the years ended December 31, 2002 and 2001 were $18.5 million and $31.3 million, respectively. Capital expenditures for the year ended December 31, 2002 primarily relate to capitalized costs of computer software developed for internal use, purchases of computer equipment and capital improvements to our facility in Sheffield, England, which we purchased in 2001. Capital expenditures for the year ended December 31, 2001 primarily relate to the acquisition of new facilities in Sheffield, England, office furniture and equipment for facilities purchased during 2000 and new software applications.

     Our net cash provided by operating activities was $75.2 million for 2002 as compared to $45.6 million for 2001. The positive cash flow in the current year was primarily generated by $48.7 million in net earnings, excluding the non-cash goodwill impairment charge of $91.6 million, and a $38.2 million decrease in accounts receivable. These funds were used to fund a $20.0 million increase in inventories and a $15.0 million decrease in accounts payable.

     On December 31, 2002, we entered into new financing arrangements and terminated our previous credit facilities. Our new facilities include a $200 million accounts receivable securitization program, a $30 million revolving line of credit and a $40 million inventory financing facility.

     We have entered into an agreement to periodically sell trade receivables to a special purpose accounts receivable and financing entity (the “SPE”), which is exclusively engaged in purchasing trade receivables from us. The SPE is a wholly owned, bankruptcy-remote entity that we have consolidated in our financial statements. The SPE funds its purchases by selling undivided interests in up to $200 million of eligible receivables to a multi-seller conduit administered by an independent financial institution. The sales to the conduit do not qualify for sale treatment under SFAS No. 140: “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and therefore the receivables remain recorded on our consolidated financial statements. At December 31, 2002, the SPE owned approximately $359.7 million of receivables that are included in our consolidated balance sheet of which $180 million was eligible for funding. The facility expires December 30, 2003 and is renewable. Accordingly, the $90 million outstanding at December 31, 2002 is recorded as short-term debt. Interest is payable monthly and the interest rate on borrowed funds as of December 31, 2002 was 1.85%. We also pay a commitment fee on the facility equal to 0.35% of the unused balance. At December 31, 2002, $90 million was available under the facility.

     As of December 31, 2002, there was no outstanding balance under our $30 million revolving line of credit. The line of credit with a financial institution bears interest, payable quarterly, at a rate chosen by us among available rates subject to our leverage ratio and other terms and conditions. The available rates are the financial institution’s floating rate or the LIBOR based rate (4.55% and 2.93%, respectively at December 31, 2002). The credit facility expires on December 31, 2005 and any amounts outstanding would be recorded as long-term liabilities. We have an outstanding letter of credit that reduces the availability on this line of credit by $10 million. At December 31, 2002, $20 million was available under the line of credit.

     Our $40 million secured inventory facility with a finance company can be used to facilitate the purchases of inventories from certain suppliers and amounts outstanding are classified on the balance sheet as accounts payable. As of December 31, 2002, there was no outstanding balance under the inventory facility and $40 million was available. This facility is non-interest bearing if paid within its terms and expires December 31, 2005.

     The facilities contain various covenants including the requirement that we maintain a specified amount of tangible net worth and do not exceed leverage and minimum fixed charge requirements. We were in compliance with all such covenants at December 31, 2002.

     Insight UK has an overdraft facility of $2.4 million with a bank. The facility expires March 2003 and bears interest at London Interbank Offered Rate for the Great Britain pound plus 1.75% (5.81 % at December 31, 2002). As of December 31, 2002, there was an outstanding balance of $1.2 million and $1.2 million was available under the overdraft facility. The facility is secured by certain of the assets of Insight UK. We do not expect to renew this facility.

     We have no off-balance sheet financing arrangements.

     Our future capital requirements include financing the following:

•	the growth of working capital items such as accounts receivable and inventories;

•	the purchase and internal development of software enhancements related to our system conversion;

•	equipment, furniture and fixtures to support future growth;

•	potential repurchases of our common stock; and

•	capital needs for integration of recent acquisitions and potential acquisitions.

     We anticipate that cash flow from operations together with the funds available under our credit facilities will be adequate to support our presently anticipated cash and working capital requirements for operations in 2003. We may need additional debt or equity financing to continue funding our internal growth beyond 2003. In addition, as part of our long-term growth strategy, we intend to consider appropriate acquisition opportunities from time to time, which may require additional debt or equity financing.

Inflation

     We do not believe that inflation has a material effect on our operations.

Contractual Obligations

     At December 31, 2002, our contractual obligations were as follows:

	Payments due by period

		Less than	1-3	3-5	More than 5
	Total	1 Year	Years	Years	Years

Long-Term Debt Obligations	$15,870	$2,999	$2,852	$1,948	$8,071
Operating Lease Obligations	21,154	7,538	9,049	3,074	1,493
Capital Lease Obligations	690	415	275	—	—

Total	$37,714	$10,952	$12,176	$5,022	$9,564

Recently Issued Accounting Standards

     In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We adopted SFAS No. 141 as of July 1, 2001 and our 2002 acquisition was recorded in accordance with its provisions. We adopted SFAS No. 142 as of January 1, 2002. See Note 4 in the Consolidated Financial Statements in Item 8 for further discussion regarding the adoption of SFAS No. 142.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We adopted the provisions of SFAS No. 143 as required. The adoption of SFAS No. 143 did not have a material effect on our consolidated financial statements.

     We adopted SFAS No. 144 on January 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The adoption of SFAS No. 144 did not have a material effect on our consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which addresses financial accounting and reporting for reporting gains and losses from extinguishment of debt, accounting for intangible assets of motor carriers and accounting for leases. SFAS No. 145 requires that gains and losses from the early extinguishment of debt should not be classified as extraordinary, as previously required. SFAS No. 145 also makes various technical corrections to existing pronouncements. Those corrections are not substantive in nature. The provisions of SFAS No. 145 relating to SFAS No. 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on our consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes the former guidance of Emerging Issues Task Force Issue No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured when the liability is incurred (as opposed to upon the date of an entity’s commitment to a plan as provided for under EITF 94-3). The provisions of SFAS No. 146 will be effective for any exit or disposal activities that are initiated by us after December 31, 2002.

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”),”Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. The disclosure provisions of FIN 45 are effective for financial statements for years ending after December 15, 2002. The adoption of FIN 45 is not expected to have a material effect on our consolidated financial statements.

     In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The provisions of EITF Issue No. 00-21 are not expected to have a material effect on our consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. The provisions of FIN 46 are not expected to have a material effect on our consolidated financial statements.

     In January 2003, the EITF reached a consensus on Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received From a Vendor.” EITF Issue No. 02-16 provides guidance on how resellers of vendors’ products should account for cash consideration received from their vendors. The provisions of EITF Issue No. 02-16 will apply to arrangements, including modifications of existing arrangements, entered into after December 31, 2002. The provisions of EITF Issue No. 02-16 are not expected to have a material effect on our consolidated financial statements.

Factors That May Affect Future Results and Financial Condition

     Integration and operation of past and future acquired businesses. Over the past eighteen months, we completed the acquisitions of Comark in the United States, Action in the United Kingdom and Kortex in Canada. These acquired operations now comprise a material portion of our business. Acquisitions involve numerous risks, including difficulties in the conversion of information systems and assimilation of operations of the acquired company, the diversion of management’s attention from other business concerns, risks of entering markets in which we have had no or only limited direct experience, assumption of unknown liabilities and the potential loss of key employees and/or customers of the acquired company, all of which in turn could have a material adverse effect on our business, results of operations and financial condition. In particular, there are risks associated with the integration of Comark in 2003. While we have achieved our goals for the integration to date, the final integration includes the conversion of our United States direct marketing operation to one IT system platform and combined business processes. Our strategy includes the possible acquisition of other businesses to expand or complement our operations. The magnitude, timing and nature of any future acquisitions will depend on a number of factors, including the availability of suitable acquisition candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. There is no assurance that we will identify acquisition candidates that would result in successful combinations or that any such acquisitions will be consummated on acceptable terms. Any future acquisitions may result in potentially dilutive issuance of equity securities, the incurrence of additional debt, the utilization of cash, amortization of expenses related to identifiable intangible assets and future impairments of acquired goodwill, all of which could adversely affect our profitability.

     Reduced demand for products and services in our industry. The computer industry in general has felt the effects of the slowdown in the United States and European economies and we specifically have seen a decrease in demand for the products and services we sell. Sales can be dependent on specific product categories, and any change in demand for or supply of such products could have a material adverse effect on our sales if we fail to react in a timely manner to such changes. Our operating results are also highly dependent upon our level of gross profit as a percentage of net sales which fluctuates due to numerous factors, including changes in prices from suppliers, reductions in the amount of supplier reimbursements that are made available, changes in customer mix, the relative mix of products sold during the period, general competitive conditions, the availability of opportunistic purchases and opportunities to increase market share. In addition, our expense levels, including the costs and salaries incurred in connection with the hiring of account executives, are based, in part, on anticipated sales. Therefore, we may not be able to reduce spending in a timely manner to compensate for any unexpected sales shortfall. As a result, comparisons of our quarterly financial results should not be relied upon as an indication of future performance.

     Current unfavorable economic conditions (including uncertainty created by military action). Our results of operations are influenced by a variety of factors, including general economic conditions, the condition of the computer and related products industry, shifts in demand for or availability of computer and related products and industry introductions of new products, upgrades or methods of distribution. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security, and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways that cannot be presently predicted.

     Actions of competitors. The IT products and services industry is intensely competitive. Competition is based primarily on price, product availability, speed of delivery, credit availability, ability to tailor specific solutions to customer needs and quality and breadth of product lines. We compete with manufacturers (including manufacturers whose products we sell such as Hewlett-Packard and IBM) as well as a large number and wide variety of marketers and resellers of IT products and services. These marketers and resellers include national direct marketers (such as Computer Discount Warehouse) and national and regional resellers including value-added resellers and specialty retailers, aggregators, distributors, national computer retailers, national computer retailers, computer superstores, Internet-only computer providers, consumer electronics and office supply superstores and mass merchandisers. Product manufacturers, in particular, have been increasing their efforts to sell directly to the business customer, particularly larger corporate customers, and thus have become more of a competitive threat to us than in the past.

     Certain of our competitors have longer operating histories and greater financial, technical, marketing, and other resources than us. In addition, some of these competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many current and potential competitors also have greater name recognition and engage in more extensive promotional activities, offer more attractive terms to customers and adopt more aggressive pricing policies than we do. Additionally, several of our competitors have lower operating cost structures, allowing them to profitably employ more aggressive pricing strategies. There can be no assurance that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not have a material adverse effect on our business, results of operations and financial condition.

     Additionally, product resellers and direct marketers are combining operations or acquiring or merging with other resellers and direct marketers to increase efficiency. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products and services. Accordingly, it is possible that new competitors or alliances among competitors may emerge and acquire significant market share. Generally, pricing is very aggressive in the industry and we expect pricing pressures to continue. There can be no assurance that we will be able to offset the effects of price reductions with an increase in the number of customers, higher sales, cost reductions or otherwise. Price reductions by our competitors that we either can not or choose not to match, could result in an erosion of our market share and/or reduced sales or, to the extent we match such reductions, could result in reduced operating margins, any of which could have a material adverse effect on our business, results of operations and financial condition.

     Changes in supplier reimbursement and buying programs. Certain suppliers provide us with substantial incentives in the form of payment discounts, supplier reimbursements, price protections and rebates. Supplier funds are used to offset, among other things, cost of goods sold, marketing costs and other operating expenses. No assurance can be given that we will continue to receive such incentives or that we will be able to collect outstanding amounts relating to these incentives in a timely manner, or at all. A reduction in, the discontinuance of, a significant delay in receiving or the inability to collect such incentives could have a material adverse effect on our business, results of operations and financial condition. Additionally, Compaq Computer Corporation and Hewlett-Packard Company merged on May 3, 2002. Effective November 1, 2002, the merged entity, Hewlett-Packard, instituted changes to its supplier funding programs and its operating agreements. These changes will cause us to be more dependent on Hewlett-Packard’s successful execution of its business plan as we will start acquiring more product directly from Hewlett-Packard as opposed to distributors. The program changes are still relatively new and we cannot assure you that these changes will not have a material adverse effect on our business, results of operations and financial condition. There is no assurance that other manufacturers will not also institute similar or more restrictive changes.

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

     Changing methods of distribution. The manner in which IT products and services are distributed and sold is changing. Hardware and software manufacturers have sold, and have publicly stated their intent to intensify their efforts to sell, their products directly to end-users. Certain manufacturers have instituted programs for the direct sales of large order quantities of hardware and software to certain major corporate accounts. These types of programs may continue to be developed and used by various manufacturers. In addition, manufacturers may attempt to increase the volume of software products distributed electronically to end-users. An increase in the volume of products sold through any of these competitive programs or distributed electronically to end-users could have a material adverse effect on our business, results of operations and financial condition.

     Risks associated with international operations. We initiated an operation in Canada in 1997 and completed acquisitions in Europe in 1998 as part of our effort to penetrate international markets. In the fourth quarter of 2001, we completed additional acquisitions in Canada and the United Kingdom. Also in the fourth quarter of 2001, we closed down our German operation, which was acquired in 1998, in order to focus resources exclusively on the United Kingdom. In implementing our international strategy, we face barriers to entry and competition from local companies and other companies that already have established global businesses, as well as the risks generally associated with conducting business internationally. These risks include local labor conditions and regulations, exposure to currency fluctuations, limitations on foreign investment and the additional expense and risks inherent in operating in geographically and culturally diverse locations. While we believe we will effectively integrate our international acquisitions with our own operations, we may be unable to integrate smoothly the acquired companies’ sales, administration, distribution and information systems, resulting in our inability to realize anticipated cost savings and/or sales growth. For a discussion of risks associated with past and future acquisitions, see “Management’s Discussion and Analysis of Financial Condition – Factors That May Affect Future Results and Financial Condition – Risks associated with past and future acquisitions,” in Item 7. Because we may continue to develop our international business through acquisitions, we may also be subject to risks associated with such acquisitions, including those relating to the marriage of different corporate cultures and shared decision-making. There can be no assurance that we will succeed in increasing our international business, or do so, in a profitable manner.

     Reliance on suppliers. We acquire products for resale both directly from manufacturers and indirectly through distributors. Purchases from Tech Data Corporation and Ingram Micro, Inc., which are distributors, and Hewlett-Packard Company, a manufacturer, accounted for approximately 20.0%, 20.4% and 14.1%, respectively, of aggregate purchases in 2002. No other supplier accounted for more than 10% of purchases in 2002. However, the top five suppliers as a group (Ingram Micro, Inc.; Tech Data Corporation; Hewlett-Packard Company; Synnex Information Technologies, Inc. (a distributor) and IBM (a manufacturer)) accounted for approximately 68.5% of our total product purchases during 2002. The loss of Tech Data Corporation, Ingram Micro, Inc. or any other supplier could cause a short-term disruption in the availability of products. The reduction in the amount of credit granted to us by our suppliers could increase our cost of working capital and have a material adverse effect on our business, results of operations and financial condition. Additionally, there is no assurance that as manufacturers continue to sell directly to end users, they will not limit or curtail the availability of their product to resellers. Certain of the products offered from time to time by us are subject to manufacturer allocation, which limits the number of units of such products available to us. Our inability to obtain a sufficient quantity of product or an allocation of products from a manufacturer in a way that favors one of our competitors relative to us could cause us to be unable to fill customers’ orders in a timely manner, or at all, which could have a material adverse effect on our business, results of operations and financial condition.

     Reliance on information and telephone systems. We believe that our success to date has been, and future results of operations will be, dependent in large part upon our ability to provide prompt and efficient service to customers. Our ability to provide such services is largely dependent on the accuracy, quality and utilization of the information generated by our information systems, which affect our ability to manage our sales, distribution, inventory and accounting systems. Additionally, our success is dependent on our ability to successfully integrate our information system with those of acquired entities. We currently plan to convert to one software platform in our United States direct marketing operations by the end of 2003. Once this conversion is completed, we intend to convert our Canadian and United Kingdom operations to this software platform. There can be no assurances that these conversions will not cause material disruptions in our business, which would have a material adverse effect on our results of operations and financial condition. Although we have built redundancy into most of our systems, and have comprehensive data backup, we do not have a formal disaster recovery capability; therefore, a substantial interruption in our information systems or in our telephone communication systems would have a material adverse effect on our business, results of operations and financial condition.

     Reliance on our outsourcing clients. Through our operating segment, Direct Alliance, we perform business process outsourcing services for a small number of manufacturers in the computer and consumer electronics industry pursuant to various arrangements. For the years ended December 31, 2002 and, 2001, one outsourcing client accounted for approximately 59% and 52%, respectively, of Direct Alliance’s net sales. Although the contracts with this client are generally multi-year contracts, this client may cancel its contracts under certain circumstances on relatively short notice or elect to not renew them upon expiration. There is no assurance that we will be able to replace any outsourcing clients that terminate or fail to renew their relationships with us. Additionally, we seek to expand our offerings both within and outside of the computer industry. The failure to maintain current arrangements or the inability to enter into new ones within or outside the computer industry could have a material adverse effect on our business, results of operations and financial condition. Substantially all of our current outsourcing clients are manufacturers in the computer industry, and, therefore, are subject to the same risks as we are with respect to our Insight North America and Insight UK operations. These risks may negatively impact the amount of business our clients outsource to us.

     Rapid changes in product standards may result in substantial inventory obsolescence. The computer and related products industry is characterized by rapid technological change and the frequent introduction of new products and product enhancements, which can decrease demand for current products or render them obsolete. In addition, in order to satisfy customer demand, protect ourselves against product shortages, obtain greater purchasing discounts and react to changes in original equipment manufacturers’ terms and conditions, we may carry relatively high inventory levels of certain products that may have limited or no return privileges. There can be no assurance that we will be able to avoid losses related to inventory obsolescence on these products.

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

     The majority of our existing financing arrangements expire in 2003 and if we are unable to renew these arrangements or replace them on acceptable terms we may incur higher interest expenses or your equity interest may be diluted. On December 31, 2002, we entered into new financing arrangements with two financial institutions, replacing our previous credit facilities. Our new facilities include a $200 million accounts receivable securitization program, a $30 million revolving line of credit and a $40 million inventory financing facility. The availability under each of these facilities is subject to formulas based on our eligible accounts receivable or inventories. As of December 31, 2002, the aggregate outstanding balance under these facilities was $90 million and we had $150 million available. The accounts receivable securitization program expires December 30, 2003 and the line of credit and inventory facility each expire on December 31, 2005. The accounts receivable securitization program is renewable and we currently intend to renew the program on December 30, 2003. However, we may be unable to renew our existing accounts receivable securitization program or secure alternative financing or, if we are able to renew our existing accounts receivable securitization program or secure alternative financing, it may be on less favorable terms such as higher interest rates. If we were unable to renew our existing accounts receivable securitization program or secure alternative financing, we may be required to seek other financing alternatives such as selling additional equity securities or convertible debt securities that would dilute the equity interests of current shareholders. We cannot assure you that we will be able to obtain such financing on terms favorable to us or at all.

     Changes in state sales or use tax collection requirements may increase our administrative burden and our prices to customers. We presently collect sales or use taxes in virtually all states which impose such taxes; however, the requirement to collect varies by each subsidiary’s activities. For subsidiaries targeting small-to-medium sized business (businesses with less than 1,000 computers), we collect sales or use tax in Arizona, California, Illinois, Indiana and Tennessee. In our subsidiaries targeting larger corporate enterprises (businesses with at least 1,000 computers) and governmental entities, we collect sales or use tax in most states. Various states have sought to impose on direct marketers the burden of collecting state sales or use taxes on the sales of products shipped to that state’s residents. On November 12, 2002, representatives of over thirty states voted to approve the Streamlined Sales and Use Tax Agreement (the “Agreement”), an agreement between states to simplify sales and use tax compliance for all sellers and to encourage and incent voluntary collection by remote sellers. The Agreement is only effective after at least ten states, comprising at least twenty percent of the total population of states with a sales tax, become members of the Agreement. The United States Supreme Court has affirmed its position that, under the Commerce Clause of the United States Constitution, a state cannot constitutionally impose sales or use tax collection obligations on an out-of-state mail order company whose only contacts with the state are the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier from a point outside of the state. While the Agreement cannot force direct marketers to collect tax, states hope it may aid their efforts to win Congressional approval of the power to require remote sellers to collect tax. If the Supreme Court changes its position or if legislation is passed to overturn the Supreme Court’s decision, the imposition of a sales or use tax collection obligation on the subsidiaries which do not currently collect sales or use tax may result in additional administrative expenses, price increases to the customer, or otherwise have a material adverse effect on our business. We also collect goods and services taxes in all provinces in Canada and value-added tax in the United Kingdom.

     Recently enacted and proposed changes in securities laws and regulations will increase our costs and divert management’s attention. The Sarbanes-Oxley Act of 2002 (the “Act”) that became law in July 2002 requires changes in some of our corporate governance, public disclosure and compliance practices. The Act also requires the SEC to promulgate new rules on a variety of subjects. In addition to final rules and rules already made, Nasdaq has proposed revisions to its requirements for companies, such as us, that are listed on the Nasdaq. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with evolving standards. This investment will increase our legal and financial costs and divert management time and attention from other activities. We expect these changes to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain executive officers and qualified members for our board of directors, particularly to serve on the audit committee. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of costs we will incur as a result of the Act.

     The results of litigation may affect our operating results. From time to time we will be made defendants to lawsuits both in the ordinary course of business and as a result of other circumstances. Depending on the claims made and the nature of the relief sought, any such lawsuit, if decided against us, could adversely affect our results of operations. We are a defendant in a lawsuit pending in the United States District Court, District of Arizona which alleges violations of Section 10(b) of the Securities Exchange Act of 1934, and SEC Rule 10b-5. Three separate lawsuits filed by stockholders have been consolidated into a single action. The plaintiff in this action alleges we and certain of our officers made false and misleading statements pertaining to our business, operations and management in an effort to inflate the price of our common stock. The lawsuit also names as co-defendants: Eric J. Crown, the Chairman of our Board of Directors; Timothy A. Crown, our Chief Executive Officer and a director; and Stanley Laybourne, a director and our Executive Vice President, Chief Financial Officer and Treasurer. In the consolidated complaint, which was filed in December 2002, the plaintiff seeks class action status to represent all buyers of our common stock from September 3, 2001 through July 17, 2002. We intend to defend the lawsuit vigorously, and in February 2003 filed a motion to dismiss. The costs associated with defending the allegations in these lawsuits and the potential outcome cannot be determined at this time and, accordingly, no estimate for such costs, other than the deductible amount under our directors and officers liability insurance policies have been included in these consolidated financial statements. We cannot assure you that these, or any other piece of litigation that we are currently party to, or that may be filed against us in the future, will not have an adverse affect on our results of operations or financial condition.

     We issue options under our stock option plans and sell shares under our employee stock purchase plan, which dilute the interest of stockholders. We have reserved shares of our common stock for issuance under our Employee Stock Purchase Plan, our 1998 Long Term Incentive Plan (the “1998 LTIP”) and our 1999 Broad–Based Incentive Plan. As approved by our stockholders, our 1998 LTIP provides that additional shares may be reserved for issuance based on a formula contained in that plan. The formula provides that the total number of shares of common stock remaining for grant under the 1998 LTIP and any of our other option plans, plus the number of shares subject to unexercised options granted under any stock plan shall not exceed 20% of the outstanding shares of our common stock at the time of calculation of the additional shares. Therefore, we will reserve additional shares on an ongoing basis for issuance under this plan. At December 31, 2002, we had options outstanding to acquire 8,345,936 shares of common stock with a weighted average exercise price of $17.70. Based on the 1998 LTIP formula, we had 811,499 shares of common stock available for grant of stock options at December 31, 2002.

     Additionally, we have reserved shares of common stock of our subsidiaries, Direct Alliance Corporation and PlusNet Technologies Limited under the Direct Alliance 2000 Long-Term Incentive Plan and the PlusNet Technologies Limited 2000 Long-Term Incentive Plan. The amount of shares reserved for issuance under these plans represents 15% of the outstanding stock of the respective subsidiaries. At December 31, 2002 we had options outstanding to acquire 2,912,500 shares of common stock of Direct Alliance Corporation at a weighted average exercise price of $1.42 and options to acquire 4,732,000 shares of common stock of PlusNet Technologies Limited at a weighted average exercise price of $0.33.

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

     Our stock price has experienced volatility. Our common stock has experienced in the past, and could experience in the future, substantial price volatility as a result of a number of factors, including:

•	quarter increases or decreases in net sales, gross margin or earnings, and changes in our business, operations or prospects or any of our segments;

•	announcements by us, our competitors or our vendors;

•	changes in net sales or earnings estimates by the investment community;

•	speculation in the investment community about our strategic position and ability to successfully integrate the former Comark operations into our North American operations; or

•	speculation about our ability to successfully convert our United States direct marketing operations, which includes the former Comark operations, onto one IT system platform.

     The stock market has also experienced extreme price and volume fluctuations, which have affected the market price of many companies and which at times have been unrelated to the operating performance of the specific companies whose stock is traded. Broad market fluctuations, developments in the IT industry, general economic conditions and political and current events may adversely affect the market price of our common stock.

     In addition, if our current security holders sell substantial amounts of our common stock, including shares issued upon acquisitions or exercise of outstanding options, in the public market, the market price of our common stock could decline.

     Following periods of volatility in a company’s stock price, securities class action litigation against a company is sometimes instituted as was against us in 2002. For a discussion of risks associated with our current litigation, see risk factor “The results of litigation may affect our operating results,” elsewhere in this section.

     Some anti-takeover provisions contained in our certificate of incorporation, bylaws and stockholders rights agreement, as well as provisions of Delaware law, could impair a takeover attempt. We have provisions in our certificate of incorporation and bylaws, each of which could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our Board of Directors. These include provisions:

•	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to its common stock;

•	limiting the liability of, and providing indemnification to, directors and officers;

•	limiting the ability of our stockholders to call special meetings;

•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our Board of Directors;

•	controlling the procedures for conduct of Board and stockholder meetings and election and removal of directors; and

•	specifying that stockholders may take action only at a duly called annual or special meeting of stockholders.

     These provisions, alone or together, could deter or delay hostile takeovers, proxy contests and changes in control or management. As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which prevents some stockholders from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock.

     On December 14, 1998, each stockholder of record received one Preferred Share Purchase Right (“Right”) on each outstanding share of common stock owned. Each Right entitles stockholders to buy .00148 of a share of our Series A Preferred Stock at an exercise price of $88.88. The Rights will be exercisable if a person or group acquires 15% or more of our common stock or announces a tender offer for 15% or more of the common stock. Should this occur, the Right will entitle its holder to purchase, at the Right’s exercise price, a number of shares of common stock having a market value at the time of twice the Right’s exercise price. Rights held by the 15% holder will become void and will not be exercisable to purchase shares at the bargain purchase price. If we are acquired in a merger or other business combination transaction after a person acquires 15% or more of the our common stock, each Right will entitle its holder to purchase at the Right’s then current exercise price a number of the acquiring company’s common shares having a market value at the time of twice the Right’s exercise price.

     Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares our common stock and also could affect the price that some investors are willing to pay for our common stock.

     Sales of additional common stock and securities convertible into our common stock may dilute the voting power of current holders. We may issue equity securities in the future whose terms and rights are superior to those of our common stock. Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock. These are

“blank check” preferred shares, meaning our board of directors is authorized to designate and issue the shares from time to time without stockholder consent. No preferred shares are currently outstanding. Any shares of preferred stock that may be issued in the future could be given voting and conversion rights that could dilute the voting power and equity of existing holders of shares of common stock, and have preferences over shares of common stock with respect to dividends and liquidation rights.

     We have never paid dividends on our common stock and do not currently plan to do so in the foreseeable future. Our equity securities are entitled to receive any dividends that may be declared by our board of directors. We have not paid any cash dividends on our common stock and our credit facility prohibits the payment of cash dividends without lender approval. We intend to retain any future earnings to provide funds for operations of our business and currently do not expect to pay cash dividends in the foreseeable future.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     We have interest rate exposure arising from our financing arrangements, which have variable interest rates. This variable interest rate is affected by changes in short-term interest rates. We manage interest rate exposure through our conservative debt ratio target and our mix of fixed and variable rate debt. At December 31, 2002, the fair value of our long-term debt approximated its carrying value.

     We also have foreign currency translation exposure arising from the purchase and operation of foreign entities. We monitor our foreign currency exposure and may from time to time enter into hedging transactions to manage this exposure. There were no significant hedging transactions during 2002 or hedging instruments outstanding at December 31, 2002.

Item 8. Financial Statements and Supplementary Data

     The information required by this Item is included in this Report beginning at page 48.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no disagreements with accountants on accounting and financial disclosure matters during the periods reported herein.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information included under the captions “Information Concerning Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

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

Item 14. Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO of the effectiveness of our disclosure controls and procedures within 90 days prior to the date of the filing of this report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC’s rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to this evaluation.

     Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, the CEO and CFO of the Company have provided certain certifications to the Securities and Exchange Commission.

PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial Statements and Schedules

     The consolidated financial statements of Insight Enterprises, Inc. and subsidiaries and the Independent Auditors’ Report are filed herein beginning on page 48 as set forth under Item 8 of this report.

     Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)	Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended December 31, 2002.

(c)	Exhibits (Unless otherwise noted, exhibits are filed herewith.)

Exhibit No.			Description

2.1		—	Stock Purchase Agreement dated as of April 25, 2002 by and among Insight Enterprises, Inc., Comark Inc., Comark Investments, Inc., Phillip E. Corcoran and Charles S. Wolande (incorporated by reference to Exhibit 2.1 of our current report on Form 8-K filed on May 10, 2002).

3.1		—	Composite Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of our annual report on Form 10-K for the year ended December 31, 2001 filed on April 1, 2002).

3.2		—	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of our annual report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000).

4.1		—	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).

4.2		—	Stockholder Rights Agreement (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on March 17, 1999).

10.1	(1)	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.31 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).

10.2	(2)	—	1994 Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.32 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).

10.3	(2)	—	Predecessor Stock Option Plan (incorporated by reference to Exhibit 10.33 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).

10.4	(2)	—	1995 Employee Stock Purchase Plan of the Registrant (incorporated by reference to Exhibit 10.30 of our annual report on Form 10-K for the fiscal year ended June 30, 1995).

10.5	(2)	—	Amendment to 1994 Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.5 of our annual report on Form 10-K for the fiscal year ended June 30, 1996 filed on September 30, 1996).

10.6	(2)	—	1998 Long-Term Incentive Plan (incorporated by reference to Exhibit A of our Notice of 1997 Annual Meeting of Stockholders filed on September 23, 1997).

10.7	(2)	—	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10 of our quarterly report on Form 10-Q for the quarter ended September 30, 1998 filed on November 16, 1998).

10.8	(2)	—	Employment Agreement between Insight Enterprises, Inc. and Eric J. Crown dated as of March 31, 1998 (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the quarter ended March 31, 1998 filed on May 15, 1998).

10.9	(2)	—	Employment Agreement between Insight Enterprises, Inc. and Timothy A. Crown dated as of March 31, 1998 (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q for the quarter ended March 31, 1998 filed on May 15, 1998).

10.10	(2)	—	Employment Agreement between Insight Enterprises, Inc. and Stanley Laybourne dated as of March 31, 1998 (incorporated by reference to Exhibit 10.3 of our quarterly report on Form 10-Q for the quarter ended March 31, 1998 filed on May 15, 1998).

10.11	(2)	—	1998 Employee Restricted Stock Plan (incorporated by reference to Exhibit 99.3 of our Form S-8 filed on December 17, 1998).

10.12	(2)	—	1998 Officer Restricted Stock Plan (incorporated by reference to Exhibit 99.2 of our Form S-8 filed on December 17, 1998).

10.13	(2)	—	1999 Broad Based Employee Stock Option Plan (incorporated by reference to Exhibit 10.14 of our annual report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000).

10.14	(2)	—	Employment Agreement between Direct Alliance Corporation and Branson (“Tony”) M. Smith dated as of July 1, 1999 (incorporated by reference to Exhibit 10.16 of our annual report on Form 10-K for the year ended December 31, 2000 filed on March 27, 2001).

10.15	(2)	—	Direct Alliance Corporation 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 of our annual report on Form 10-K for the year ended December 31, 2000 filed on March 27, 2001).

10.16	(2)	—	PlusNet Technologies Ltd. 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.18 of our annual report on Form 10-K for the year ended December 31, 2000 filed on March 27, 2001).

10.17	(2)	—	Insight ASP Ltd. 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.19 of our annual report on Form 10-K for the year ended December 31, 2000 filed on March 27, 2001).

10.18	(2)	—	Notice of Termination to Michael A. Gumbert dated December 18, 2001 (incorporated by reference to Exhibit 10.25 of our annual report on Form 10-K for the year ended December 31, 2001 filed on April 1, 2002.

10.19	(2)	—	Letter Agreement between Insight Enterprises, Inc. and Michael A. Gumbert dated December 20, 2001 (incorporated by reference to Exhibit 10.26 of our annual report on Form 10-K for the year ended December 31, 2001 filed on April 1, 2002).

10.20	(2)	—	Employment Agreement between Insight Enterprises, Inc. and Eric J. Crown dated as of April 1, 2002.

10.21	(2)	—	Amendment to Employment Agreement between Insight Enterprises, Inc. and Stanley Laybourne dated as of August 13, 2002 (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002).

10.22	(2)	—	Amendment to Employment Agreement between Insight Enterprises, Inc., Direct Alliance Corporation and Branson M. Smith dated as of July 1, 2001 (incorporated by reference to Exhibit 10.3 of our quarterly report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002).

Exhibit No.			Description

10.23	(2)	—	Employment Agreement between Insight Direct Worldwide, Inc. and Dino Farfante dated as of November 17, 2000 (incorporated by reference to Exhibit 10.4 of our quarterly report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002).

10.24	(2)	—	Amendment to Employment Agreement between Insight Direct Worldwide, Inc. and Dino Farfante dated as of October 9, 2001 (incorporated by reference to Exhibit 10.5 of our quarterly report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002).

10.25	(2)	—	Employment Agreement between Insight Direct Worldwide, Inc. and Joel Borovay dated as of November 17, 2000 (incorporated by reference to Exhibit 10.6 of our quarterly report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002).

10.26	(2)	—	Amendment to Employment Agreement between Insight Services Corporation, Insight Direct Worldwide, Inc. and Joel Borovay dated as of April 25, 2002 (incorporated by reference to Exhibit 10.7 of our quarterly report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002).

10.27	(2)	—	Employment Agreement between Comark, Inc. and Michael V. Wise dated as of April 25, 2002 (incorporated by reference to Exhibit 10.8 of our quarterly report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002).

10.28	(2)	—	Employment Agreement between Comark, Inc. and Timothy J. McGrath dated as of April 25, 2002 incorporated by reference to Exhibit 10.9 of our quarterly report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002).

10.29	(2)	—	Compromise Agreement between Insight Enterprises, Inc. and David Palk dated as of July 17, 2002 (incorporated by reference to Exhibit 10.10 of our quarterly report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002).

10.30	(2)	—	Employment Agreement between Insight Enterprises, Inc. and P. Robert Moya dated as of October 10, 2002.

10.31	(2)	—	Employment Agreement between Insight Direct UK Limited and Stuart Fenton dated September 12, 2002.

10.32	(2)	—	Notice of Evergreen Clause Termination in Employment Agreement to Timothy A. Crown dated as of December 31, 2002.

10.33	(2)	—	Notice of Evergreen Clause Termination in Employment Agreement to Stanley Laybourne dated as of December 31, 2002.

10.34	(2)	—	Notice of Evergreen Clause Termination in Employment Agreement to Branson (“Tony”) M. Smith dated as of December 31, 2002.

10.35	(2)	—	Notice of Evergreen Clause Termination in Employment Agreement to Dino Farfante dated as of December 31, 2002.

10.36	(2)	—	Notice of Evergreen Clause Termination in Employment Agreement to Joel Borovay dated as of December 31, 2002.

10.37	(3)	—	Receivables Sales Agreement dated as of December 31, 2002 by and among Insight Direct USA, Inc., Comark Corporate Sales, Inc., Insight Services Corporation, Comark Government and Education Sales, Inc. and Comark, Inc. as originators, and Insight Receivables, LLC, as buyer.

10.38	(3)	—	Receivables Purchase Agreement dated as of December 31, 2002 among Insight Receivables, LLC, Insight Enterprises, Inc., Jupiter Securitization Corporation, Bank One NA (main office – Chicago), and the entities party thereto from time to time as financial institutions.

21		—	Subsidiaries of the Registrant.

23.1		—	Consent of KPMG LLP.

99.1		—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

99.2		—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	The Company has entered into a separate indemnification agreement with each of the following directors and executive officers that differ only in party names and dates: Eric J. Crown, Timothy A. Crown, Stanley Laybourne, Larry A. Gunning and Robertson C. Jones. Pursuant to the instructions accompanying Item 601 of Regulation S-K, the Registrant is filing the form of such indemnification agreement.

(2)	Management contract or compensatory plan or arrangement.

(3)	Pursuant to the instructions accompanying Item 601 of Regulation S-K, the Registrant has omitted certain agreements with respect to long-term debt not exceeding 10% of consolidated total assets. The Registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tempe, State of Arizona, on this 27th day of March, 2003.

INSIGHT ENTERPRISES, INC.

By /s/ Timothy A. Crown

Timothy A. Crown
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy A. Crown Timothy A. Crown	Director, Chief Executive Officer (Principal Executive Officer)	March 27, 2003

/s/ Eric J. Crown Eric J. Crown	Chairman of the Board, Vice President	March 27, 2003

/s/ Stanley Laybourne Stanley Laybourne	Executive Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)	March 27, 2003

/s/ Larry A. Gunning Larry A. Gunning	Director	March 27, 2003

/s/ Robertson C. Jones Robertson C. Jones	Director	March 27, 2003

/s/ Michael M. Fisher Michael M. Fisher	Director	March 27, 2003

CERTIFICATIONS

I, Timothy A. Crown, certify that:

1.	I have reviewed this annual report on Form 10-K of Insight Enterprises, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

By:	/s/ Timothy A. Crown

Timothy A. Crown
Chief Executive Officer

I, Stanley Laybourne, certify that:

1.	I have reviewed this annual report on Form 10-K of Insight Enterprises, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

By:	/s/ Stanley Laybourne

Stanley Laybourne
Chief Financial Officer

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Insight Enterprises, Inc.
Tempe, Arizona

     We have audited the accompanying consolidated balance sheets of Insight Enterprises, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insight Enterprises, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 4 to the consolidated financial statements, Insight Enterprises, Inc. and subsidiaries changed their method of accounting for goodwill and other intangible assets during the year ended December 31, 2002.

KPMG LLP

Phoenix, Arizona
January 30, 2003, except as to Note 20,
     which is as of March 1, 2003

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$30,930	$31,868
Accounts receivable, net of allowances for doubtful accounts of $13,759 and $11,554, respectively	401,173	296,749
Inventories, net	73,387	33,754
Inventories not available for sale	19,808	—
Deferred income taxes and other current assets	33,269	18,136

Total current assets	558,567	380,507
Property and equipment, net	120,732	105,663
Goodwill, net	94,110	108,731
Other assets	322	670

	$773,731	$595,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	235,772	172,872
Accrued expenses and other current liabilities	46,872	39,794
Current portion of long-term debt	2,999	2,616
Current portion of capital lease obligations	415	393
Short-term financing arrangements	91,178	—

Total current liabilities	377,236	215,675
Long-term debt, less current portion	12,871	15,538
Obligations under capital leases, less current portion	275	690
Lines of credit	—	38,524
Deferred income taxes	8,058	5,090

	398,440	275,517
Commitments and contingencies (See Notes 7, 9, 15 and 17)
Stockholders’ equity:
Preferred stock, $.01 par value, 3,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 100,000 shares authorized; 46,073 and 42,735 shares issued and outstanding in 2002 and 2001, respectively	461	427
Additional paid-in capital	252,624	170,982
Retained earnings	112,597	174,288
Accumulated other comprehensive income (loss) – foreign currency translation adjustment	9,609	(2,334)
Treasury stock, 0 and 812 shares at cost, respectively	—	(23,309)

Total stockholders’ equity	375,291	320,054

	$773,731	$595,571

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,

	2002	2001	2000

Net sales	$2,890,986	$2,082,339	$2,041,086
Costs of goods sold	2,555,376	1,840,167	1,801,127

Gross profit	335,610	242,172	239,959
Operating expenses:
Selling and administrative expenses	254,398	167,627	146,062
Goodwill impairment	91,587	—	—
Expenses related to closure of German operation	—	10,566	—
Acquisition integration expenses	—	7,194	—
Restructuring expenses	1,500	—	—
Aborted IPO costs	—	1,354	—
Aborted acquisition costs (insurance proceeds)	—	—	(1,850)
Restricted stock charge	—	—	1,127
Amortization	1,400	1,910	1,642

(Loss) earnings from operations	(13,275)	53,521	92,978
Non-operating expense (income), net	4,587	770	(798)

(Loss) earnings before income taxes	(17,862)	52,751	93,776
Income tax expense	24,978	18,864	37,104

Net (loss) earnings	$(42,840)	$33,887	$56,672

(Loss) earnings per share:
Basic	$(0.96)	$0.82	$1.40

Diluted	$(0.96)	$0.80	$1.35

Shares used in per share calculation:
Basic	44,808	41,460	40,461

Diluted	44,808	42,388	41,948

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands)

	Common Stock		Treasury Stock

					Retained
	Shares	Par Value	Shares	Par Value	Earnings

Balances at December 31, 1999	40,228	$402	—	$—	$83,729
Issuance of common stock under stock plans and employee stock purchase plan	1,312	13	—	—	—
Tax benefit recognized on stock options exercised	—	—	—	—	—
Repurchase of common stock	—	—	(1,400)	(34,469)	—
Issuance of treasury stock in satisfaction of contingent acquisition payment	—	—	588	11,160	—
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—
Net earnings	—	—	—	—	56,672
Total comprehensive income

Balances at December 31, 2000	41,540	415	(812)	(23,309)	140,401
Issuance of common stock under stock plans and employee stock purchase plan	1,195	12	—	—	—
Tax benefit recognized on stock options exercised	—	—	—	—	—
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—
Net earnings	—	—	—	—	33,887
Total comprehensive income

Balances at December 31, 2001	42,735	427	(812)	(23,309)	174,288
Issuance of common stock under stock plans and employee stock purchase plan	1,750	18	—	—	—
Retirement of treasury stock	(812)	(8)	812	23,309	(18,851)
Tax benefit recognized on stock options exercised	—	—	—	—	—
Issuance of common stock for purchase acquisition	2,400	24	—	—	—
Stock registration fees	—	—	—	—	—
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—
Net loss	—	—	—	—	(42,840)
Total comprehensive loss

Balances at December 31, 2002	46,073	$461	—	$—	$112,597

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Other	Additional	Total
	Comprehensive	Paid in	Stockholders’
	Income	Capital	Equity

Balances at December 31, 1999	$(1,156)	$125,789	$208,764
Issuance of common stock under stock plans and employee stock purchase plan	—	16,404	16,417
Tax benefit recognized on stock options exercised	—	8,140	8,140
Repurchase of common stock	—	—	(34,469)
Issuance of treasury stock in satisfaction of contingent acquisition payment	—	—	11,160
Comprehensive income:
Foreign currency translation adjustment	(1,688)	—	(1,688)
Net earnings	—	—	56,672

Total comprehensive income			54,984

Balances at December 31, 2000	(2,844)	150,333	264,996
Issuance of common stock under stock plans and employee stock purchase plan	—	16,893	16,905
Tax benefit recognized on stock options exercised	—	3,756	3,756
Comprehensive income:
Foreign currency translation adjustment	510	—	510
Net earnings	—	—	33,887

Total comprehensive income			34,397

Balances at December 31, 2001	(2,334)	170,982	320,054
Issuance of common stock under stock plans and employee stock purchase plan	—	28,944	28,962
Retirement of treasury stock	—	(4,450)	—
Tax benefit recognized on stock options exercised	—	5,200	5,200
Issuance of common stock for purchase acquisition	—	51,976	52,000
Stock registration fees	—	(28)	(28)
Comprehensive income:
Foreign currency translation adjustment	11,943	—	11,943
Net loss	—	—	(42,840)

Total comprehensive loss			(30,897)

Balances at December 31, 2002	$9,609	$252,624	$375,291

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net (loss) earnings	$(42,840)	$33,887	$56,672
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Goodwill impairment	91,587	—	—
Depreciation and amortization	21,936	17,830	14,602
Provision for losses on accounts receivable	10,102	10,020	8,375
Write-downs of obsolete, slow moving and non-salable inventories	9,850	10,656	6,160
Closure of German operation	—	10,566	—
Tax benefit from stock options exercised	5,200	3,756	8,140
Deferred income taxes	(3,608)	2,270	(3,598)
Change in assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	38,182	73,998	(122,237)
Increase in inventories	(19,992)	(12,348)	(13,450)
(Increase) decrease in other current assets	(6,045)	(3,052)	1,287
(Increase) decrease in other assets	(374)	1,217	(319)
(Decrease) increase in accounts payable	(15,030)	(98,663)	46,756
Decrease in accrued expenses and other current liabilities	(13,783)	(4,530)	(878)

Net cash provided by operating activities	75,185	45,607	1,510

Cash flows from investing activities:
Purchases of property and equipment	(18,507)	(31,324)	(41,428)
Purchase of Action plc (“Action”), net of cash acquired	—	(38,860)	—
Purchase of Kortex Computer Centre ltd (“Kortex”), net of cash acquired	—	(3,485)	—
Purchase of Comark, Inc. and Comark Investments Inc. (collectively, “Comark”), including stock registration fees	(102,451)	—	—
Purchase of additional interest in PlusNet Technologies (“PlusNet”), net of cash acquired	—	—	(1,809)

Net cash used in investing activities	(120,958)	(73,669)	(43,237)

Cash flows from financing activities:
Net borrowings on financing arrangements and lines of credit	16,266	19,271	19,000
Net repayment of long-term debt and capital leases	(3,270)	(1,121)	(1,120)
Proceeds from sales of common stock through employee stock plans	28,962	16,905	16,417
Purchase of treasury stock	—	—	(34,469)

Net cash provided by (used in) financing activities	41,958	35,055	(172)

Foreign currency exchange impact on cash flow	2,877	(42)	141

(Decrease) increase in cash and cash equivalents	(938)	6,951	(41,758)
Cash and cash equivalents at beginning of year	31,868	24,917	66,675

Cash and cash equivalents at end of year	$30,930	$31,868	$24,917

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$3,556	$2,221	$1,469

Cash paid during the year for income taxes	$15,996	$21,181	$29,821

Supplemental disclosure of non-cash financing and investing activity:
Common stock issued in connection with acquisition of Comark	$50,000	$—	$—

Common stock issued to settle deferred compensation liability assumed in connection with acquisition of Comark	$2,000	$—	$—

Treasury stock issued in satisfaction of contingent acquisition payment	$—	$—	$11,160

Property and equipment acquired through capital lease transactions	$—	$—	$511

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

(1) Operations and Summary of Significant Accounting Policies

Description of Business

     We are a leading provider of information technology (“IT”) products and services to businesses in the United States, Canada and the United Kingdom. Our offerings include brand name computing products, advanced IT services and outsourcing of business processes. Our business is organized along four operating segments:

•	Direct marketer of computing products and services – North America (referred to as “Insight North America”)

•	Direct marketer of computing products and services – United Kingdom (referred to as “Insight UK”)

•	Business process outsource provider (referred to as “Direct Alliance”)

•	Other: Internet service provider – United Kingdom (referred to as “PlusNet”)

     Insight North America is one of the largest IT products and services resellers in North America, offering a broad line of more than 200,000 brand name products primarily to businesses in the United States and Canada. Insight North America also offers its United States customers IT services such as advanced integration, custom configuration, deployment, installation and network design, as well as third party services such as warranties, training and leasing. Insight North America sells these products and services through a variety of means including a staff of customer-dedicated account executives utilizing proactive outbound telephone-based sales, a customer-focused face-to-face field sales force, electronic commerce (primarily the Internet) and electronic marketing.

     Insight UK is a direct marketer of IT products, offering a broad line of more than 70,000 brand name products to businesses in the United Kingdom. Insight UK sells these products through a variety of means including a staff of customer-dedicated account executives utilizing proactive outbound telephone-based sales, a customer-focused face-to-face field sales force, a comprehensive catalog mailed to regular buyers, electronic commerce (primarily the Internet) and electronic marketing.

     Direct Alliance provides marketplace solutions in the areas of logistics and supply chain management, finance, direct sales, direct marketing and analytics using proprietary technology, infrastructure and processes. Direct Alliance’s services enable manufacturers of brand name products to sell directly to customers and support existing indirect sales channels in a cost-effective and timely manner.

     PlusNet offers dial-up and broadband Internet access to businesses and consumers in the United Kingdom.

Acquisitions

     On April 25, 2002, we acquired all of the outstanding stock of Comark, a leading provider of IT products and services in the United States. On October 8, 2001, we acquired all of the outstanding common shares of Action, a United-Kingdom based direct marketer of IT products. Additionally, on October 1, 2001, we acquired all of the outstanding common shares of Kortex, a direct marketer of IT products in Canada. Accordingly, we have included the results of each of these acquisitions from their respective acquisition dates in our consolidated results of operations. See Note 15 for further discussion regarding the acquisition of Comark.

Principles of Consolidation and Presentation

     The consolidated financial statements include the accounts of Insight Enterprises, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Additionally, these estimates and assumptions affect the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2002, 2001 and 2000

Cash Equivalents

     We consider all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents.

Inventories

     We state inventories, principally purchased computers, hardware and software, at the lower of weighted average cost (which approximates cost under the first-in first-out method) or market. We evaluate inventories for excess, obsolescence or other factors that may render inventories unmarketable at normal margins. Write-downs are recorded so that inventories reflect the approximate net realizable value and take into account our contractual provisions with suppliers governing price protection, stock rotation and return privileges relating to obsolescence.

     Inventory not available for sale is related to December 2002 product sales transactions in which we are warehousing the product and will be deploying the product to the customers’ designated locations. Additionally, we are performing advanced custom imaging and configuration services on a portion of the product prior to deployment and will be paid a fee for doing so. Although the product contracts are non-cancelable with terms of net 30 from the date the inventory was segregated in our warehouse and invoiced to the customer, and the warranty periods begin on the date of invoice, the transaction does not meet the revenue recognition criteria under generally accepted accounting principles. Therefore, we have not recorded revenue and the inventory remains recorded on our balance sheet until deployed.

Property and Equipment

     We state property and equipment at cost. We state equipment under capital leases at the present value of the minimum lease payments. We capitalize major improvements and betterments, while maintenance, repairs and minor replacements are expensed as incurred. Depreciation is provided using the straight-line method over the economic lives of the assets ranging from three to twenty-nine years. Leasehold improvements are amortized over the shorter of the underlying lease term or asset life. The cost of computer software developed or obtained for internal use, including internal costs incurred for upgrades and enhancements that result in additional functionality, is capitalized and amortized over its estimated useful life of three to ten years.

     Reviews are regularly performed to determine whether facts and circumstances exist which indicate that the useful life is shorter than originally estimated or the carrying amount of assets may not be recoverable. We assess the recoverability of our assets, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the estimated fair value of those assets.

Goodwill

     Goodwill represents the excess of purchase price over fair value of net assets acquired. Goodwill related to acquisitions prior to July 1, 2001 was amortized on a straight-line basis over the expected periods to be benefited, generally 20 years. We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No.142 also requires that intangible assets with definite useful lives be amortized over the respective estimated useful lives to their estimated residual values.

Foreign Currency Translation

     The financial statements of our foreign subsidiaries are translated into United States dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” Assets and liabilities of the subsidiaries are translated into United States dollars at current exchange rates. Income and expense items are translated at the average exchange rate for each month within the year. The resulting translation adjustments are recorded directly in other comprehensive income as a separate component of stockholders’ equity. All transaction gains or losses are recorded in the statement of operations. These gains or losses were not material in any of the years presented in the consolidated financial statements.

Sales Recognition

     We adhere to guidelines and principles of sales recognition described in Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), issued by the staff of the Securities and Exchange Commission (the “SEC”). Under SAB 101, sales are recognized when the title and risk of loss have passed to the customer, there is persuasive

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2002, 2001 and 2000

evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectibility is reasonably assured. The majority of our sales are product sales recognized upon shipment. Usual sales terms are FOB shipping point, at which time title and risk of loss has passed to the customer. We make provisions for estimated product returns that we expect to occur under our return policy, based upon historical return rates.

     Insight North America and Insight UK sell certain third-party service contracts and software assurance or subscription products for which we are not the primary obligor. These sales do not meet the criteria for gross sales recognition as defined in SAB 101 and thus are recorded on a net sales recognition basis. As we enter into contracts with third-party service providers or vendors, we evaluate whether the subsequent sales of such services should be recorded as gross sales or net sales in accordance with the sales recognition criteria outlined in SAB 101 and Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. Under gross sales recognition, the entire selling price is recorded in sales and our cost to the third-party service provider or vendor is recorded in costs of goods sold. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to sales resulting in net sales equal to the gross profit on the transaction and there is no costs of goods sold.

     Insight North America may enter into multiple element arrangements, which include a combination of product and services. When some elements are delivered prior to others in an arrangement, revenue is deferred until the delivery of the last element unless all of the following exist:

•	Vendor-specific objective evidence of fair value of the undelivered elements.

•	The functionality of the delivered elements is not dependent on the undelivered elements.

•	Delivery of the delivered element represents the culmination of the earnings process.

Fair value is the price charged by Insight North America to an external customer for the same element when such element is sold separately.

     Insight North America and Insight UK enter into contracts with customers to warehouse product. These “bill-and-hold” transactions are recorded as sales only when the transactions meet the sales recognition criteria prescribed in SAB 101.

     Direct Alliance’s outsourcing arrangements are primarily service fee based whereby we derive net sales based primarily upon a cost plus arrangement in which we earn a percentage of the sales price from products sold. Also, as an accommodation to select clients, Direct Alliance purchases product from suppliers and immediately resells the product to clients for ultimate resale to the client’s customer. These product sales (referred to as “pass-through product sales”) to our clients are transacted at little or no gross margin and the selling price to our client is recorded in net sales with the cost payable to the supplier recorded in cost of goods sold.

     PlusNet’s revenue is largely derived from subscriptions for ISP services. These sales are recognized on a straight-line basis over the life of the contract.

Shipping and Handling

     In accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs”, we record freight billed to our customers as net sales and the related freight costs as costs of goods sold.

Self Insurance

     The Company is self-insured for medical insurance benefits up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred, but not reported (IBNR) claims. IBNR claims are estimated using historical lag information and other data provided by claims administrators. To the extent that future actual results differ from original estimates, adjustments to recorded accruals may be necessary.

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

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2002, 2001 and 2000

(Loss) Earnings Per Share

     Basic (loss) earnings per share is computed by dividing (loss) earnings available to common stockholders by the weighted average number of common shares outstanding during each year. Diluted earnings per share includes the impact of stock options assumed to be exercised using the treasury stock method. The denominator for diluted earnings per share is equal to the denominator used in basic earnings per share in 2002 and greater by 927,799 shares in 2001 and by 1,487,107 shares in 2000. The effects of 8,345,936 outstanding stock options have not been included in fiscal 2002 diluted loss per share as their effect would have been anti-dilutive. The number of shares related to stock options excluded from the diluted earnings per share calculation is 3,014,680 and 679,125 in 2001 and 2000, respectively.

Stock-Based Compensation

     At December 31, 2002, we had five stock-based employee compensation plans and two stock-based subsidiary plans, which are described more fully in Note 10. We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25” to account for our fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS No. 123. Accordingly, we do not recognize compensation expense for any of our stock-based plans because we do not issue options at exercise prices below the market value at date of grant. Had compensation cost for our stock-based plans been determined consistent with SFAS No. 123, our net (loss) earnings and (loss) earnings per share would have been reduced to the pro forma amounts indicated below:

	Years ended December 31,

	2002	2001	2000

	(in thousands, except per share data)
Net (loss) earnings as reported	$(42,840)	$33,887	$56,672
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$10,845	$10,690	$10,516

Pro forma net (loss) earnings	$(53,685)	$23,197	$46,156

Basic loss (earnings) per share:
As reported	$(0.96)	$0.82	$1.40

Pro forma	$(1.20)	$0.56	$1.14

Diluted loss (earnings) per share:
As reported	$(0.96)	$0.80	$1.35

Pro forma	$(1.20)	$0.55	$1.10

     We recognize the compensation expense associated with the issuance of restricted stock over the vesting period. The total compensation expense associated with restricted stock represents the value based upon the number of shares awarded multiplied by the closing price on the date of grant. Recipients of restricted stock are entitled to receive any dividends declared on our Common Stock and have voting rights, regardless of whether such shares have vested. Unvested shares of restricted stock are forfeited if the recipient is no longer an employee.

Reclassifications

     Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform to the 2002 presentation.

(2) Fair Value of Financial Instruments

     SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” requires that we disclose estimated fair values for our financial instruments. Fair value estimates are made at a point in time and are based on relevant market information and information about the financial instruments; they are subjective in nature and involve uncertainties and matters of

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2002, 2001 and 2000

judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at any time the entire holdings of a particular instrument. Changes in assumptions could significantly affect these estimates. Since the fair value is estimated as of December 31, 2002, the amounts that will actually be realized or paid in settlement of the instrument could be significantly different. The carrying amounts for cash and cash equivalents are assumed to be the fair value because of the liquidity of these instruments. The carrying amounts for accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value because of the short maturity of these instruments.

(3)	Property and Equipment

     Property and equipment consist of the following:

	December 31,

	2002	2001

	(in thousands)
Land	$5,315	$5,310
Buildings	54,958	51,123
Equipment	32,498	26,927
Furniture and fixtures	40,486	26,395
Leasehold improvements	5,004	6,664
Software	37,316	28,093

	175,577	144,512
Accumulated depreciation and amortization	(54,845)	(38,849)

Property and equipment, net	$120,732	$105,663

(4)	Goodwill and Goodwill Impairment

     Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” under which goodwill is no longer amortized but instead is assessed for impairment at least annually. Goodwill was tested for impairment upon adoption of SFAS No. 142 as of January 1, 2002 with no resulting impairment of goodwill. We have elected to test impairment annually in the fourth quarter for all reporting units, and will perform additional impairment tests when triggering events occur. During fiscal 2001 and 2000, goodwill was amortized on a straight-line basis over the expected period to be benefited, generally 20 years. In accordance with SFAS No. 142, goodwill associated with acquisitions consummated after June 30, 2001 was not amortized.

     SFAS No. 142 defines a reporting unit as an operating segment or one level below an operating segment. Upon adoption of SFAS No. 142, Insight North America, Insight UK and PlusNet were included in one operating segment and one reporting unit. Due to a change in operating segments and corresponding reporting units, Insight North America, Insight UK and PlusNet were each tested separately for impairment of goodwill in the fourth quarter annual assessment. (See Note 19 for further discussion about our operating segments). Each of the reporting units has recorded goodwill, except Direct Alliance. We retained a third party to perform valuations for each reporting unit. The valuation was completed using established valuation techniques, specifically the market and income approaches.

     As a result of the decline in Insight UK’s operating performance, Insight UK’s book value exceeded its market value resulting in an impairment of goodwill. Based on results of the annual assessment, we recorded a non-cash goodwill impairment charge of $91,587,000, $88,427,000 net of taxes, which represented the entire goodwill balance recorded at Insight UK. The charge is included in income from continuing operations on the statement of operations. The results of the annual assessment indicated that the goodwill amounts recorded at Insight North America and PlusNet were not impaired.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2002, 2001 and 2000

     Due to the nonamortization of goodwill, our reported results for 2002 are not comparable with previous years. The following table is a reconciliation of previously reported net (loss) earnings to net (loss) earnings, excluding goodwill amortization:

	Years ended December 31,

	2001	2000

	(In thousands)
Net (loss) earnings, as reported	$33,887	$56,672
Add back: amortization of goodwill, net of taxes*	1,910	1,642

Net (loss) earnings, as adjusted	$35,797	$58,314

(Loss), earnings per share, as adjusted
Basic	$0.86	$1.44

Diluted	$0.84	$1.39

*	Amortization of goodwill was not deductible for tax purposes; therefore, the tax component of the adjustment for amortization of goodwill is $0.

     The changes in the carrying amount of goodwill by operating segment for the year ended December 31, 2002 are as follows (in thousands):

	Insight
	North	Insight	Direct
	America	UK	Alliance	PlusNet	Total

Balance at December 31, 2001	$12,881	$82,305	$—	$13,545	$108,731
Goodwill recorded as a result of the acquisition of Comark	67,826	—	—	—	67,826
Goodwill adjustments related primarily to final integration plan and fair value adjustments for Action	39	989	—	—	1,028
Impairment losses	—	(91,587)	—	—	(91,587)
Currency translation adjustments	37	8,293	—	(218)	8,112

Balance at December 31, 2002	$80,783	$—	$—	$13,327	$94,110

(5)	Financing Arrangements

     On December 31, 2002, we entered into new financing arrangements with two financial institutions, replacing our previous credit facilities. Our new facilities include a $200,000,000 accounts receivable securitization program, a $30,000,000 revolving line of credit and a $40,000,000 inventory financing facility.

     We have entered into an agreement to periodically sell trade receivables to a special purpose accounts receivable and financing entity (the “SPE”), which is exclusively engaged in purchasing trade receivables from us. The SPE is a wholly owned, bankruptcy-remote entity that we have consolidated in our financial statements. The SPE funds its purchases by selling undivided interests in up to $200,000,000 of eligible receivables to a multi-seller conduit administered by an independent financial institution. The sales to the conduit do not qualify for sale treatment under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and therefore the receivables remain recorded on our consolidated financial statements. At December 31, 2002, the SPE owned $359,720,000 of receivables that are recorded at fair value and are included in our consolidated balance sheet of which $180,000,000 was eligible for funding. The facility expires December 30, 2003 and is renewable. Accordingly, the $90,000,000 outstanding at December 31, 2002 is recorded as short-term debt. Interest is payable monthly and the interest rate on borrowed funds as of December 31, 2002 was 1.85%. We also pay a commitment fee on the facility equal to 0.35% of the unused balance. At December 31, 2002, $90,000,000 was available under the facility.

     As of December 31, 2002, there was no outstanding balance under our $30,000,000 revolving line of credit. The line of credit bears interest, payable quarterly, at a rate chosen by us among available rates subject to our leverage ratio and other terms and conditions. The available rates are the financial institution’s floating rate or the LIBOR based rate (4.55% and 2.93%, respectively at December 31, 2002). Any amounts outstanding would be recorded as long-term liabilities. The credit facility expires on December 31, 2005. We have an outstanding letter of credit that reduces the availability on this line of credit by $10,000,000. At December 31, 2002, $20,000,000 was available under the line of credit.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2002, 2001 and 2000

     Our $40,000,000 secured inventory facility can be used to facilitate the purchases of inventories from certain suppliers and amounts outstanding are classified on the balance sheet as accounts payable. As of December 31, 2002, there was no outstanding balance under the inventory facility and $40,000,000 was available. This facility is non-interest bearing if paid within its terms and expires December 31, 2005.

     The facilities contain various covenants including the requirement that we maintain a specified amount of tangible net worth and do not exceed leverage and minimum fixed charge requirements. We were in compliance with all such covenants at December 31, 2002.

     Insight UK has an overdraft facility of $2,415,000 with a bank. The facility expires March 2003 and bears interest at LIBOR for the Great Britain pound plus 1.75% (5.81% at December 31, 2002). As of December 31, 2002, there was an outstanding balance of $1,178,000 and $1,237,000 was available under the overdraft facility. The facility is secured by certain of the assets of Insight UK. We do not expect to renew this facility.

(6)	Long-Term Debt

     Long-term debt consists of the following:

	December 31,

	2002	2001

	(in thousands)
7.15% first mortgage note payable in monthly installments of $78,249, including interest, with final payment due in May 2013. The debt is secured by the land, building and improvements to which it relates	$6,883	$7,313
8.02% first mortgage note payable in monthly installments of $44,013, including interest, with final payment due in December 2014. The debt is secured by the land, building and improvements to which it relates	4,062	4,256
8.02% first mortgage note payable in monthly installments of $16,266, including interest, with final payment due in December 2014. The debt is secured by the land, building and improvements to which it relates	1,501	1,573
Note payable with imputed interest at 5.75%, payable in semi-annual installments, due January 31, 2004	3,424	5,012

Total long-term debt	15,870	18,154
Less current portion	(2,999)	(2,616)

Long-term debt, less current portion	$12,871	$15,538

     The aggregate annual maturities of long-term debt as of December 31, 2002 are as follows:

Years ending December 31,	(in thousands)

2003	$2,999
2004	1,982
2005	870
2006	938
2007	1,010
Thereafter	8,071

$15,870

(7)	Leases

     We are obligated under a capital lease for furniture that expires in July 2004. At December 31, 2002, this furniture under lease is recorded in furniture and fixtures at a total cost of $1,928,000.

     We have several non-cancelable operating leases, primarily for office and distribution center space with third parties. Rental expense for these third party operating leases was $7,340,000, $4,115,000, and $3,599,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2002, 2001 and 2000

     We lease an office facility in Bloomingdale, Illinois under an operating lease agreement. The facility is owned by a company whose owners are the former owners of Comark and continue to have employment agreements with us. Rental expense for this related party operating lease was $596,000 for the year ended December 31, 2002.

     Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2002 are as follows (in thousands):

Years ending December 31,	Capital Leases	Operating Leases

2003	$447	$7,538
2004	283	5,443
2005	—	3,606
2006	—	1,961
2007	—	1,113
Thereafter	—	1,493

Total minimum lease payments	730	$21,154

Less amount representing interest at 5.69%	40

Present value of net minimum capital lease payment	690
Less current portion of obligation under capital leases	415

Obligations under capital leases, less current portion	$275

(8)	Income Taxes

     Income tax expense (benefit) consists of the following:

	Years Ended December 31,

	2002	2001	2000

	(in thousands)
Current:
Federal	$25,502	$15,338	$36,332
State	2,050	678	3,664
Foreign	1,034	578	706

	28,586	16,594	40,702

Deferred:
Federal	437	2,364	(3,364)
State	20	208	(234)
Foreign	(4,065)	(302)	—

	(3,608)	2,270	(3,598)

	$24,978	$18,864	$37,104

     The effective income tax rates for the years ended December 31, 2002, 2001 and 2000, were (139.8%), 35.8%, and 39.6%, respectively. The actual expense differs from the “expected” tax expense (computed by applying the United States federal corporate income tax rate of 35% in 2002, 2001 and 2000) as follows:

	Years Ended December 31,

	2002	2001	2000

	(in thousands)
Computed “expected” tax expense	$(6,251)	$18,463	$32,822
Increase in income taxes resulting from:
State income taxes, net of federal income tax benefit	2,070	1,415	3,001
Foreign operating losses for which no tax benefit was recognized	5	4,826	982
Tax benefit related to closure of German operation	—	(6,334)	—
Non-deductible goodwill impairment charge	28,454	—	—
Non-deductible amortization	—	478	627
Tax exempt interest	(22)	(206)	(299)
Other net	722	222	(29)

Provision for income taxes	$24,978	$18,864	$37,104

     At December 31, 2002, United States income taxes have not been provided on the unremitted earnings of subsidiaries operating outside the United States. These earnings, which are considered to be invested indefinitely, would become subject to United States income tax if they were remitted as dividends, were lent to us, or if we were to sell our stock in the subsidiaries.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2002, 2001 and 2000

     Sources of deferred income taxes and their tax effects are as follows:

	Years Ended December 31,

	2002	2001	2000

	(in thousands)
Software development costs	$2,998	$1,648	$285
Prepaid expenses	(317)	(156)	186
Allowances for doubtful accounts and returns	(702)	1,846	(1,159)
Write-downs of inventories	177	(1,209)	(137)
Goodwill amortization and deductible items	(30)	—	—
Miscellaneous accruals	(1,742)	(354)	(2,977)
Accrued vacation and other payroll liabilities	(720)	375	(212)
Deferred revenue	(698)	69	3
Operating loss carryforwards	(2,303)	—	—
Other, net	(271)	51	413

	$(3,608)	$2,270	$(3,598)

     The tax effects of temporary differences that give rise to significant portions of the net short-term deferred tax asset are presented below:

	December 31,

	2002	2001

	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts and returns	$2,488	$1,786
Foreign tax loss carryforwards	8,111	5,808
Accrued warranty costs	—	52
Write-downs of inventories	1,582	1,759
Miscellaneous accruals	7,357	5,615
Accrued vacation and other payroll liabilities	1,116	396
Deferred revenue	698	—
Other	274	(49)

Subtotal	21,626	15,367
Valuation allowance	(5,808)	(5,808)

Total short-term gross deferred tax assets	15,818	9,559

Deferred tax liabilities:
Prepaid expenses	(214)	(531)

Total short-term gross deferred tax liabilities	(214)	(531)

Net short-term deferred tax asset	$15,604	$9,028

     The tax effects of temporary differences that give rise to significant portions of the net long-term deferred tax liability are presented below:

	December 31,

	2002	2001

	(in thousands)
Deferred tax assets:
Accrued expenses in goodwill	$2,894	$—
Trade name amortization	516	—

Subtotal	3,410	—
Valuation allowance	(1,474)	—

Total long-term gross deferred tax assets	1,936	—

Deferred tax liabilities:
Software development costs	(8,088)	(5,090)
Goodwill amortization deductible for tax purposes	(1,279)	—
Other deductible goodwill	(627)	—

Total long-term gross deferred tax liabilities	(9,994)	(5,090)

Net long-term deferred tax liability	$(8,058)	$(5,090)

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2002, 2001 and 2000

     Due to our profitable operations, management believes that realization of the deferred tax assets, net of applicable valuation allowances, is more likely than not. The amount of the deferred tax assets considered realizable could be reduced or increased if estimates of future taxable income during the carryforward period are reduced or increased. Reversal of our temporary differences is expected to occur in the near future due to their short-term nature. The net deferred tax asset at December 31, 2002 and 2001 is included in deferred income taxes and other current assets on the consolidated balance sheet.

(9)	Benefit Plans

     We have adopted a defined contribution benefit plan (the “Defined Contribution Plan”) which complies with section 401(k) of the Internal Revenue Code. Employees who complete 90 days of service are eligible to participate in the Defined Contribution Plan. Under the Defined Contribution Plan, we currently match 25% of the employees’ pre-tax contributions up to a maximum six percent of total compensation. Contribution expense under this plan was $792,000, $654,000 and $670,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

     Our acquiree, Comark, also has a defined contribution benefit plan, which complies with section 401(k) of the Internal Revenue Code. Employees are eligible to participate in the plan on the first entry date after they gain employment. Under this plan, we will match 100% of the employees’ pre-tax contributions subject to a maximum two percent of eligible compensation. Contribution expense was $667,000 for the 8-month period ended December 31, 2002.

     Effective February 3, 2003, we combined our two defined contribution plans discussed above into a new defined contribution plan that also complies with section 401(k) of the Internal Revenue Code. Under the new plan, employees are eligible to participate on the first day of the month following the date of hire and we will match 25% of the employees’ pre-tax contributions up to a maximum six percent of total compensation.

     In August 1995, we adopted an Employee Stock Purchase Plan (the “Purchase Plan”). Under the terms of the Purchase Plan, employees other than officers may purchase a total of up to 506,250 shares of Common Stock. The purchase price per share is 85% of the market value per share of Common Stock determined as of the beginning of the quarterly purchase period as specified in the Purchase Plan. As of December 31, 2002, 260,037 shares have been issued under the Purchase Plan.

(10)	Stock Plans

     We have various long-term incentive plans (the “Plans”) including: stock option and restricted stock plans in Insight Enterprises, Inc, and stock option plans in the following subsidiaries: Direct Alliance and PlusNet Technologies (collectively, the “Subsidiary Plans”). The purpose of the Plans is to benefit and advance our interests by rewarding officers, directors and employees for their contributions to our success and therefore motivating them to continue to make such contributions in the future. The Plans provide for fixed grants of both incentive stock options, nonqualified stock options and restricted stock grants. The stock options generally vest over a one to five year period from the date of grant and expire 5 to 10 years after the date of grant.

Company Plans

     In November 1994, the stockholders approved the establishment of the 1994 Stock Option Plan (the “1994 Plan”). Options exercisable for a total of 4,303,125 shares of Common Stock are issuable under the 1994 Plan. The 1994 Plan provides for the grant to executive officers, other key employees, non-employee directors and consultants of either “incentive stock options”, within the meaning of Section 422 of the Code, or nonqualified stock options. Under the 1994 Plan, only employees (including officers) are eligible to receive incentive stock options. The 1994 Plan is administered by the Board of Directors (or a committee of the Board), which determines the terms of options granted under the 1994 Plan, including the exercise price and the number of shares subject to the option. The 1994 Plan provides the Board of Directors with the discretion to determine when options granted thereunder shall become exercisable. Stock options available for grant under the 1994 Plan are included in the total shares of Common Stock available to grant for awards under the 1998 LTIP, 1994 Plan or 1999 Broad Based Plan discussed under the 1998 LTIP below.

     In October 1997, the stockholders approved the establishment of the 1998 Long-Term Incentive Plan (the “1998 LTIP”) for officers, employees, directors and consultants or independent contractors. The 1998 LTIP authorizes grants of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted Common Stock and performance-based awards. Effective March 13, 2000, the stockholders approved an amendment to the 1998 LTIP increasing the number of shares eligible for awards to 6,000,000. In addition, the Board of Directors may reserve additional shares although the calculation of additional shares shall be limited to an amount of additional shares such that the number of shares of Common Stock remaining for grant under the 1998 LTIP and any of our other option plans, plus the number of shares of Common Stock granted but not yet exercised under the 1998 LTIP and any of our other option plans, shall not exceed 20% of the outstanding shares of our Common Stock at the time of calculation of the additional shares. As of December 31, 2002, there were 811,499

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2002, 2001 and 2000

total shares of Common Stock available to grant for awards under the 1998 LTIP, 1994 Plan and 1999 Broad Based Employee Stock Option Plan.

     In September 1998, we established the 1998 Employee Restricted Stock Plan (the “1998 Employee RSP”) for our employees. The total number of restricted Common Stock shares initially available for grant under the 1998 Employee RSP is 562,500. As of December 31, 2002, 434,417 shares of restricted Common Stock shares were available for grant under the 1998 Employee RSP.

     In December 1998, we established the 1998 Officer Restricted Stock Plan (the “1998 Officer RSP”) for our officers. The total number of restricted Common Stock shares initially available for grant under the 1998 Officer RSP is 56,250. As of December 31, 2002, 490 shares of restricted Common Stock were available for grant under the 1998 Officer RSP.

     In September 1999, we established the 1999 Broad Based Employee Stock Option Plan (the “1999 Broad Based Plan”) for our employees. The total number of stock options initially available for grant under the 1999 Broad Based Plan is 1,500,000; provided, however, that no more than 20% of the shares of stock available under the 1999 Broad Based Plan may be awarded to the Officers. Stock options available for grant under the 1999 Broad Based Plan are included in the total shares of Common Stock available to grant for awards under the 1998 LTIP, 1994 Plan or 1999 Broad Based Plan discussed under the 1998 LTIP above.

     The 1994 Plan, 1998 LTIP, 1998 Employee RSP, 1998 Officer RSP and 1999 Broad Based Plan (the “Plans”) are administered by the Compensation Committee of the Board of Directors. Except as provided below, the Compensation Committee has the exclusive authority to administer the Plans, including the power to determine eligibility, the types of awards to be granted, the price and the timing of awards. The Plans do, however, provide that our CEO has the authority to grant awards to any individual (other than the three highest-ranking executives) and provides further that any grant to an individual who is subject to Section 16 of the Securities Exchange Act of 1934 may not be exercisable for at least six months from the date of grant.

     Generally, options granted expire in five to ten years, are exercisable during the optionee’s lifetime only by the recipient and are non-transferable. Unexercised options generally terminate seven days after an individual ceases to be an employee.

     We have issued shares of restricted Common Stock as incentives to certain officers and employees. The shares of restricted Common Stock are valued at the date of grant and are amortized over the three-year vesting period. At December 31, 2002, there were 57,211 shares of restricted Common Stock outstanding, which represents $941,000 of unamortized deferred compensation.

     For purposes of the SFAS No. 123 pro forma net (loss) earnings and net (loss) earnings per share calculation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants under the Plans in 2002, 2001 and 2000:

	Years ended December 31,

	2002	2001	2000

Dividend yield	0%	0%	0%
Expected volatility	81%	50%	50%
Risk-free interest rate	1.8%	3.3%	5.1%
Expected lives (in years)	2.2	2.1	2.4

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2002, 2001 and 2000

     The following table summarizes our stock option activity under the Plans:

	Years ended December 31,

	2002		2001		2000

		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Balance at the beginning of year	8,206,886	$17.54	6,833,596	$17.81	4,615,212	$14.03
Granted	2,445,318	17.06	2,976,777	16.04	3,769,273	20.48
Exercised	(1,717,408)	15.57	(1,069,095)	13.43	(1,210,541)	10.99
Forfeited	(588,860)	19.04	(534,392)	20.87	(340,348)	18.59

Balance at the end of year	8,345,936	17.70	8,206,886	17.54	6,833,596	17.81

Exercisable at the end of year	4,098,945	18.18	2,887,481	17.56	1,573,719	13.44

Weighted-average fair value of options granted during the year	$7.67		$4.85		$6.90

     The following table summarizes the status of outstanding stock options under the Plans as of December 31, 2002:

	Options Outstanding			Options Exercisable

	Number of	Weighted Average	Weighted	Number of	Weighted
Range of	Options	Remaining	Average	Options	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

		(in years)
$1.78 - 13.94	1,855,288	6.37	$10.56	653,991	$11.53
13.94 - 16.19	1,803,644	5.86	14.84	833,756	14.45
16.25 - 20.54	1,776,112	7.24	18.56	1,415,932	18.56
20.56 - 22.67	1,668,818	5.56	21.68	579,018	22.24
22.69 - 42.42	1,242,074	6.31	25.92	616,248	25.59

	8,345,936	6.27	17.70	4,098,945	18.18

Subsidiary Plans

     In May 2000, we established the Direct Alliance Corporation 2000 Long-Term Incentive Plan (Direct Alliance 2000 LTIP”), the PlusNet Technologies Limited 2000 Long-Term Incentive Plan (“PlusNet 2000 LTIP”) and the Insight ASP Limited 2000 Long-Term Incentive Plan (“Insight ASP 2000 LTIP”). The total number of stock options initially available for grant under these plans, representing 15% of the outstanding shares of the subsidiaries’ common stock, is: Direct Alliance 2000 LTIP – 4,500,000, PlusNet 2000 LTIP – 7,500,000 and Insight ASP 2000 LTIP – 7,500,000. During 2002, the Insight ASP 2000 LTIP was terminated and all of the options were cancelled. As of December 31, 2002, the number of stock options available for grant under these plans is: Direct Alliance 2000 LTIP – 1,587,500 and PlusNet 2000 LTIP – 2,768,000.

     Subsidiary Plans, which are currently administered by the respective subsidiary’s Board of Directors, include provisions for granting of incentive awards in the form of stock options to the subsidiary’s employees and directors as well as to officers and employees of its parent and corporate affiliates.

     The right to purchase shares under the stock option agreements with the subsidiary’s employees and directors vest 100% on May 5, 2005 and expire on May 5, 2006. The vesting and exercisability of the options accelerate in the event of an initial public offering or change of control of the subsidiary or us. Unexercised options terminate seven days after an individual ceases to be an employee.

     The right to purchase shares under the stock option agreements with officers or employees of its parent or corporate affiliates are 100% vested on the date of grant, however, are not exercisable until May 5, 2005 and expire on May 5, 2006. The exercisability of these options accelerate in the event of an initial public offering or change of control of the subsidiary or us. Unexercised options do not terminate after an individual ceases to be an employee.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2002, 2001 and 2000

     For purposes of the SFAS No. 123 pro forma net (loss) earnings and net (loss) earnings per share calculation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants under the Subsidiary Plans:

Direct Alliance	Years ended December 31,

	2002	2001	2000

Dividend yield	N/A*	N/A*	0%
Expected volatility	N/A*	N/A*	0%
Risk-free interest rate	N/A*	N/A*	5.13%
Expected lives	N/A*	N/A*	2.8 years

PlusNet	Years ended December 31,

	2002	2001	2000

Dividend yield	0%	N/A*	0%
Expected volatility	0%	N/A*	0%
Risk-free interest rate	2.4%	N/A*	5.08%
Expected lives	4.2 years	N/A*	5.5 years

Insight ASP Limited	Years ended December 31,

	2002	2001	2000

Dividend yield	N/A*	N/A*	0%
Expected volatility	N/A*	N/A*	0%
Risk-free interest rate	N/A*	N/A*	5.08%
Expected lives	N/A*	N/A*	5.5 years

*	Not applicable as no stock options were granted during the year.

     The following table summarizes the stock option activity under the Subsidiary Plans:

						Insight ASP
	Direct Alliance			PlusNet		Limited

			Weighted		Weighted			Weighted
	Number		Average	Number	Average	Number		Average
	of Shares		Exercise Price	of Shares	Exercise Price	of Shares		Exercise Price

Balance at 12/31/99		—	$—	—	$—		—	$—
Granted		3,410,000	1.42	5,200,000	0.30		5,500,000	0.04
Exercised		—	—	—	—		—	—
Forfeited		—	—	—	—		—	—

Balance at 12/31/00		3,410,000	1.42	5,200,000	0.30		5,500,000	0.04
Granted		—	—	—	—		—	—
Exercised		—	—	—	—		—	—
Forfeited		(170,000)	1.42	(1,130,000)	0.30		(1,102,000)	0.04

Balance at 12/31/01		3,240,000	1.42	4,070,000	0.30		4,398,000	0.04
Granted		—	—	728,000	0.47		—	—
Exercised		—	—	—	—		—	—
Forfeited		(327,500)	1.42	(66,000)	0.34		(4,398,000)	0.04

Balance at 12/31/02		2,912,500	1.42	4,732,000	0.33		—	—

Weighted-average fair value of options granted during 2000		$0.18		$0.07			$0.01

Weighted-average fair value of options granted during 2001	$	N/A *		$ N/A *		$	N/A *

Weighted-average fair value of options granted during 2002	$	N/A *		$0.44		$	N/A *

*	Not applicable as no stock options were granted during the year.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2002, 2001 and 2000

     PlusNet and Insight ASP Limited are subsidiaries in the United Kingdom and as such, exercise prices are designated in British pounds. The exercise prices represented in the table above for these plans are based on the exchange rate for British pounds at the date of grant.

     The following table summarizes the status of outstanding stock options under the PlusNet Plan as of December 31, 2002:

	Options Outstanding			Options Exercisable

	Number of	Weighted Average	Weighted	Number of	Weighted
	Options	Remaining	Average	Options	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

		(in years)
$0.31	4,016,000	3.34	$0.31	—	$0.00
0.47	716,000	3.34	0.47	—	0.00

	4,732,000	3.34	0.33	—	0.00

     The following table summarizes the status of outstanding stock options under the DAC Plan as of December 31, 2002:

	Options Outstanding			Options Exercisable

	Number of	Weighted Average	Weighted	Number of	Weighted
	Options	Remaining	Average	Options	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

(in years)
$1.42	2,912,500	3.34	$1.42	—	$0.00

(11)	Common Stock Repurchase Program

     On February 24, 2000, our Board of Directors instituted a stock repurchase program, which allows us to repurchase up to 1,500,000 shares of our Common Stock. On September 25, 2000 our Board of Directors authorized the repurchase of an additional 1,000,000 shares. Any shares repurchased are held as treasury shares and could be used for employee benefit plans, acquisitions, contingency payments on acquisitions or other general corporate purposes. During 2000, we purchased a total of 1,399,225 shares at an average cost of $24.63 per share. On June 23, 2000, 587,681 of these shares were issued as a final contingency acquisition payment associated with the acquisition of PlusNet. No shares were repurchased during 2001 and 2002. In 2002, we retired the remaining 811,544 treasury shares.

(12)	Stockholder Rights Agreement

     On December 14, 1998, each stockholder of record received one Preferred Share Purchase Right (“Right”) on each outstanding share of Common Stock owned. Each Right entitles stockholders to buy .00148 of a share of our Series A Preferred Stock at an exercise price of $88.88. The Rights will be exercisable if a person or group acquires 15% or more of our Common Stock or announces a tender offer for 15% or more of the Common Stock. Should this occur, the Right will entitle its holder to purchase, at the Right’s exercise price, a number of shares of Common Stock having a market value at the time of twice the Right’s exercise price. Rights held by the 15% holder will become void and will not be exercisable to purchase shares at the bargain purchase price. If we are acquired in a merger or other business combination transaction after a person acquires 15% or more of the our Common Stock, each Right will entitle its holder to purchase at the Right’s then current exercise price a number of the acquiring company’s common shares having a market value at the time of twice the Right’s exercise price.

(13)	Non Operating Expense (Income), Net

     Non-operating expense (income), net consists primarily of interest expense and interest income. Interest expense of $3,569,000 and $2,169,000 in 2002 and 2001, respectively, primarily relates to borrowings associated with our credit facilities, financing of facility acquisitions and the financing of inventory purchases under our line of credit. Interest income of $386,000 and $1,836,000 in 2002 and 2001, respectively, is generated by us through short-term investments, some of which are investment grade tax-advantaged bonds.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2002, 2001 and 2000

(14)	Special Charges

     Over the course of the past three years, we have recorded a number of special charges in our operating expenses, which generally related to either charges stemming from acquisition and integration of newly acquired businesses or the reorganization of operations. During that period, we have also recorded other non-recurring items, generally taken in response to business conditions at the time of the charge, including goodwill impairment.

Goodwill impairment - See discussion at Note 4.

Expenses related to closure of German operation

     Effective November 15, 2001, Insight closed its German operation. The decision was based upon Insight’s intention to focus its European efforts on the United Kingdom due to its recent acquisition of Action and the historical operating losses in its German operation. As a result of this closure, Insight recorded a charge of $10,566,000, including $10,145,000 of non-cash charges due primarily to the write-off of goodwill of $7,178,000 and the recognition of the cumulative foreign currency translation adjustment of $2,482,000. The remaining cash charges represent primarily severance costs of $172,000 and lease commitments of $202,000.

Acquisition integration expenses - See discussion at Note 16.

Restructuring expenses - See discussion at Note 16.

Aborted IPO Costs

     On December 22, 2000, we announced our intention to spin-off Direct Alliance in a tax-free distribution to its stockholders sometime in late 2001. Prior to the spin-off, it was our intent to complete an initial public offering of up to $50 million of Direct Alliance’s Common Stock, as detailed in the registration statement filed with the Securities and Exchange Commission on December 22, 2000. We withdrew our planned initial public offering and spin-off of Direct Alliance Corporation on June 6, 2001 and recorded a $1,354,000 charge for the costs of the aborted IPO.

Aborted acquisition costs (insurance proceeds)

     On October 18, 1999, we announced we had terminated a previously proposed merger with Action and reflected $2,302,000 of the costs of the aborted acquisition in its 1999 fourth quarter and year-end results. During 2000, we received proceeds of $1,850,000 from an insurance policy covering costs incurred in the aborted acquisition and reflected the proceeds in the 2000 results of operations.

Restricted stock charge

     On May 15, 2000, our Common Stock closed above $29 causing 114,396 shares of restricted Common Stock to automatically vest. We recorded a pre-tax charge of $1,127,000 related to the early vesting of this restricted Common Stock in 2000. This charge represents the unamortized portion of the restricted Common Stock in excess of the scheduled amortization. Scheduled amortization is included in selling and administrative expenses.

(15)	Acquisition of Comark

     We have recorded the acquisition of Comark using purchase accounting in accordance with SFAS No. 141. Purchase accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets purchased and liabilities assumed. Consideration includes the cash paid and the value of any stock issued and options assumed, less any cash acquired, and excludes contingent employee compensation payable in cash and any debt assumed. Values were assigned to goodwill and intangible assets based on third-party independent valuations, as well as management’s forecasts and projections that include assumptions related to future revenue and cash flows generated from the acquired assets. In accordance with SFAS No. 142, goodwill and purchased intangible assets with indefinite useful lives acquired after June 30, 2001 are not amortized but will be reviewed at least annually for impairment. Purchase intangible assets with finite lives are amortized on a straight-line basis over their respective useful lives.

     On April 25, 2002, we acquired all of the outstanding stock of Comark pursuant to a Stock Purchase Agreement. Under the Agreement, the base purchase price was $150,000,000, subject to adjustments for: (1) an $85,500,000 minimum net book value requirement for Comark as of April 25, 2002; and (2) certain contingent payments pursuant to which the previous owners of Comark can be paid up to an additional $3,600,000 based on the post-closing performance of Comark during the period from April 25, 2002 to December 31, 2003. The purchase price was paid by delivery of $100,000,000 in cash and 2,306,964 shares of our Common Stock valued at $50,000,000. The original purchase price of $150,000,000 has subsequently been reduced by $780,388 due to Comark not meeting the minimum net book value requirement of $85,500,000 on the date of acquisition. The reduction in the purchase price will be refunded in cash.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2002, 2001 and 2000

     Founded in 1977 and headquartered in Bloomingdale, Illinois, Comark is a reseller of brand name computers, peripherals, networking products, storage products, software and accessories. Comark also provides services such as asset management, configuration and integration, network design and consulting, installations, moves, adds and changes, network monitoring, system integration, enterprise consulting, hardware maintenance and voice/video/data integration. Comark markets to medium-to-large enterprises, educational customers, federal, state and local government agencies, small businesses and certain corporate resellers. Its principal customers are medium-to-large enterprises. As a result of the acquisition, we have expanded our customer base in the United States and expect to reduce costs through economies of scale. We have recorded total goodwill of $67,826,000 for this acquisition, which is expected to be deductible for tax purposes.

     The following table summarizes the purchase price and the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Purchase price paid as:
Borrowings on lines of credit		$99,220
Common stock		23
Additional paid-in capital		49,977
Acquisition costs		3,884

Total purchase price		153,104
Fair value of net assets acquired:
Current assets	$197,435
Intangible assets – Comark trade name	1,400
Property and equipment	14,526
Other assets	264
Current liabilities	(128,347)

Total fair value of net assets acquired		85,278

Excess purchase price over fair value of net assets acquired (“goodwill”)		$67,826

     The determination of fair values required management to make significant estimates and assumptions, especially with respect to acquired intangible assets. We engaged an independent third-party appraisal firm to assist us in determining the fair values of intangible assets acquired. Based on an external valuation, the Comark trade name was assigned a value of $1,400,000 and a useful life of nine months from date of acquisition. The trade name was fully amortized at December 31, 2002. There are no other identifiable intangible assets related to the purchase of Comark. Additionally, $28,000 was paid to register the shares of stock issued in connection with the purchase of Comark. These costs were recorded as a reduction to additional paid in capital.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2002, 2001 and 2000

Pro forma Information

     We have consolidated the results of operations for Comark since the acquisition on April 25, 2002. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of future consolidated results of operations or of our financial condition. The following table reports pro forma information as if the acquisition of Comark had been completed at the beginning of the each period presented (in thousands, except per share amounts):

	Years ended December 31,

	2002	2001

Net sales
As reported	$2,890,986	$2,082,339

Pro forma	$3,326,261	$3,521,044

Net (loss) earnings
As reported	$(42,840)	$33,887

Pro forma	$(37,187)	$55,649

Diluted earnings per share
As reported	$(0.96)	$0.80

Pro forma	$(0.79)	$1.25

     Pro forma adjustments have been made to: (a) eliminate historical sales and cost of sales between us and Comark; (b) reflect amortization of identifiable intangible assets; (c) reflect increased interest expense associated with the cash paid for the acquisition; (d) reflect additional shares of common stock issued as part of the purchase price; and (e) to reflect income taxes on the net earnings of Comark, which previously was a Subchapter S Corporation.

(16)	Restructuring and Acquisition Integration Activities

Acquisition-Related Restructuring Costs Capitalized in 2002 as a Cost of Acquisition of Comark

     We recorded $1,819,000 of restructuring costs in connection with the integration of Comark. These costs were accounted for under EITF Issue No. 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations.” The acquisition-related restructuring charges recorded in 2002 were based on the restructuring plans that have been committed to by management. Accordingly, these costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Comark.

     The charge of $1,819,000 to restructure the organization consisted of employee termination benefits and facilities based costs. The employee termination benefits relate to severance payments and transition bonuses for 173 employees who were terminated in connection with the elimination of certain duplicative activities resulting from the acquisition. The facilities based costs relate to lease termination costs associated with vacating duplicate facilities. The following table details the changes in these liabilities during the year ended December 31, 2002 (in thousands):

	Employee
	Termination
	Benefits	Facilities Based	Total

Restructuring costs	$1,614	$205	$1,819
Cash payments	(1,114)	(110)	(1,224)

Balance at December 31, 2002	$500	$95	$595

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2002, 2001 and 2000

Insight UK Restructuring Plan Expensed in 2002

     In the third quarter of 2002, we initiated and approved plans to restructure the operations of Insight UK. The restructuring replaced top Insight UK management, eliminated certain duplicative activities, prioritized activities to specific customer segments and reduced the cost structure to better align operating expenses with existing general economic conditions. Consequently, we recorded expenses of $1,500,000 in our Insight UK operating segment related to employee termination benefits. The costs were accounted for under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” and have been included as a charge to the results of operations for the year ended December 31, 2002. The following table details the changes in this liability during the year ended December 31, 2002 (in thousands):

Employee Termination Benefits	$1,500
Cash payments	(1,500)

Balance at December 31, 2002	$—

Acquisition-Related Restructuring Costs Capitalized in 2001 as a Cost of Acquisitions of Action

     In 2001, we capitalized charges of $18,440,000 relating to restructuring the operations of Action as part of the integration of this acquisition. These costs were accounted for under EITF Issue No. 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations.” The acquisition-related restructuring charges recorded in 2001 were based on the restructuring plans that were committed to by management in 2001. Accordingly, these costs were recognized as liabilities assumed in the purchase business combination and included in the allocation of the costs to acquire Action.

     The $18,440,000 charge to restructure the organization consisted of employee termination benefits and facilities based charges of $3,532,000 and $14,908,000, respectively. The employee termination benefits consist of severance costs for 105 positions eliminated as part of the initial integration plan. Adjustments in 2002 of $1,344,000 primarily represent severance cost for 25 additional positions eliminated as part of the final integration and increases in the exchange rates for the United Kingdom. Employee termination benefits of $357,000 and $4,277,000 were paid in 2001 and 2002, respectively, resulting in an accrual balance at December 31, 2002 of $242,000. The facilities based costs primarily consist of remaining lease commitments on unused facilities or estimated costs to terminate lease commitments, reduced by estimated subleases. Adjustments in 2002 for facilities based costs were $3,349,000, representing decreases in estimated lease commitments offset partially by increases in the exchange rates for the United Kingdom. Facilities based costs of $85,000 and $1,995,000 were paid in 2001 and 2002, respectively, resulting in an ending accrual balance at December 31, 2002 of $9,479,000.

     The following table details the change in these liabilities for the year ended December 31, 2002 (in thousands):

	Employee	Facilities
	Termination Benefits	Based	Segment Total

Balance at December 31, 2001	$3,175	$14,823	$17,998
Adjustments	1,344	(3,349)	(2,005)
Cash payments	(4,277)	(1,995)	(6,272)

Balance at December 31, 2002	$242	$9,479	$9,721

Acquisition-Related Restructuring Costs Expensed in Fiscal 2001

     In 2001, we recorded charges relating restructuring our existing operations as part of the integration of the acquisitions of Action and Kortex. The costs were accounted for under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” and have been included as a charge to the results of operations for the year ended December 31, 2001. Accordingly, these costs were recorded based on the restructuring plans that were committed to by management in 2001.

     The $3,653,000 charge to restructure the organization consisted of employee termination benefits and facilities based charges of $2,641,000 and $1,012,000, respectively. In our Insight North America segment, the employee termination benefits consist of severance costs of $1,422,000 accrued in 2001 and paid in 2002 to a member of senior management whose position was eliminated as part of the integration plan. The facilities based costs of $403,000 primarily consist of remaining lease commitments on unused facilities or estimated costs to terminate lease commitments. Adjustments for facilities based

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2002, 2001 and 2000

costs were $129,000, primarily representing increases in estimated lease commitments and increases in exchange rates for the United Kingdom. Cash payments of $253,000 were made in 2002, resulting in an ending accrual of $279,000 at December 31, 2002.

     In our Insight UK segment, the employee termination benefits consist of severance costs of $1,219,000 accrued in 2001 and paid in 2002 to one member of senior management whose position was eliminated and to 25 employees whose positions were eliminated as part of the integration plan. The facilities based costs of $609,000 primarily consist of remaining lease commitments on unused facilities or estimated costs to terminate lease commitments. Adjustments for facilities based costs were $403,000, primarily representing decreases in estimated lease commitments offset partially by increases in exchange rates for the United Kingdom. Cash payments of $187,000 were made in 2002, resulting in an ending accrual of $19,000 at December 31, 2002.

     The following table details the changes in these liabilities during the year ended December 31, 2002 (in thousands):

	Insight North America			Insight UK

	Employee			Employee
	Termination	Facilities	Segment	Termination	Facilities	Segment
	Benefits	Based	Total	Benefits	Based	Total	Total

Balance at December 31, 2001	$1,422	$403	$1,825	$1,219	$609	$1,828	$3,653
Adjustments	—	129	129	—	(403)	(403)	(274)
Cash Payments	(1,422)	(253)	(1,675)	(1,219)	(187)	(1,406)	(3,081)

Balance at December 31, 2002	$—	$279	$279	$—	$19	$19	$298

(17)	Contingencies

Employment Contracts

     We have employment agreements with certain officers and employees under which severance payments would become payable in the event of specified terminations without cause or pursuant to a change in control. In the event these severance payments were payable, the maximum contingent severance payment as of December 31, 2002 would have been $12,400,000.

Legal Proceedings

     We are a defendant in a lawsuit pending in the United States District Court, District of Arizona which alleges violations of Section 10(b) of the Securities Exchange Act of 1934, and SEC Rule 10b-5. Three separate lawsuits filed by stockholders have been consolidated into a single action. The plaintiff in this action alleges we and certain of our officers made false and misleading statements pertaining to our business, operations and management in an effort to inflate the price of our common stock. The lawsuit also names as co-defendants: Eric J. Crown, the Chairman of our Board of Directors; Timothy A. Crown, our Chief Executive Officer and a director; and Stanley Laybourne, a director and our Executive Vice President, Chief Financial Officer and Treasurer. In the consolidated complaint, which was filed in December 2002, the plaintiff seeks class action status to represent all buyers of our common stock from September 3, 2001 through July 17, 2002. We intend to defend the lawsuit vigorously, and in February 2003 filed a motion to dismiss. The costs associated with defending the allegations in these lawsuits and the potential outcome cannot be determined at this time and, accordingly, no estimate for such costs, other than the deductible amount under our directors and officers liability insurance policies have been included in these consolidated financial statements.

     We are also party to various legal proceedings arising in the ordinary course of business. In accordance with SFAS No. 5, “Accounting for Contingencies,” we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate provisions for any probable and estimable losses. It is possible, nevertheless, that the results of our operations or cash flows could be affected in any particular period by the resolution of a legal proceeding.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2002, 2001 and 2000

(18)	Supplemental Financial Information

     A summary of additions and deductions related to the allowances for doubtful accounts receivable for the years ended December 31, 2002, 2001 and 2000 follows (in thousands):

	Balance at
	Beginning of			Balance at
	Period	Additions	Deductions	End of Period

Allowances for doubtful accounts receivable:
Year ended December 31, 2002	$11,554	$10,102	$(7,897)	$13,759

Year ended December 31, 2001	$11,813	$10,020	$(10,279)	$11,554

Year ended December 31, 2000	$9,277	$8,375	$(5,839)	$11,813

(19)	Segment Information

     SFAS No. 131 requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The method for determining what information to report under SFAS No. 131 is based upon the “management approach,” or the way that management organizes the operating segments within a company, for which separate financial information if available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer.

     During the fourth quarter of 2002, we reorganized our internal reporting structure in conjunction with the continuing integration of our acquisitions. As a result of this revised internal reporting structure, an increased focus on geographic information to make investment decisions and the investment community’s request to receive more detailed information, we have determined that, effective in the fourth quarter of 2002, we now have the following reportable operating segments:

•	Direct marketer of computing products and services – North America (referred to as “Insight North America”)

•	Direct marketer of computing products and services – United Kingdom (referred to as “Insight UK”)

•	Business process outsource provider (referred to as “Direct Alliance”)

•	Other: Internet service provider – United Kingdom (referred to as “PlusNet”)

     All intercompany transactions are eliminated upon consolidation and there are no differences between the accounting policies used to measure profit and loss for our segments and on a consolidated basis. Revenue is defined as revenues from external customers. None of our customers exceeded ten percent of net sales.

     Insight North America, Insight UK and PlusNet have been disclosed below as separate operating segments for all periods presented to conform to their current reportable segment designation. Prior to the fourth quarter of 2002, the results of Insight North America, Insight UK and PlusNet were included in one segment, commonly referred to as “Insight”. Insight Germany is not a segment as its operations were closed in the fourth quarter of 2001, but is included for comparative information only.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2002, 2001 and 2000

	Year Ended December 31, 2002

	(In thousands)

	Insight
	North			Insight	Insight	Direct
	America	Insight UK	PlusNet	Germany	Total	Alliance	Consolidated

Net sales	$2,397,715	$382,254	$15,091	$—	$2,795,060	$95,926	$2,890,986
Costs of goods sold	2,137,687	335,046	7,890	—	2,480,623	74,753	2,555,376

Gross profit	260,028	47,208	7,201	—	314,437	21,173	335,610
Operating expenses:
Selling and administrative expenses	196,881	47,641	5,404	(341)	249,585	4,813	254,398
Goodwill impairment	—	91,587	—	—	91,587	—	91,587
Restructuring expenses	—	1,500	—	—	1,500	—	1,500
Amortization	1,400	—	—	—	1,400	—	1,400

Earnings (loss) from operations	$61,747	$(93,520)	$1,797	$341	$(29,635)	$16,360	$(13,275)

Total assets	$758,339	$82,305	$25,203	$64	$865,911	$49,646	$773,731	*

	Year Ended December 31, 2001

	(In thousands)

	Insight
	North			Insight	Insight	Direct
	America	Insight UK	PlusNet	Germany	Total	Alliance	Consolidated

Net sales	$1,766,771	$197,552	$8,942	$6,622	$1,979,887	$102,452	$2,082,339
Costs of goods sold	1,578,028	173,584	3,119	6,102	1,760,833	79,334	1,840,167

Gross profit	188,743	23,968	5,823	520	219,054	23,118	242,172
Operating expenses:
Selling and administrative expenses	132,095	22,626	4,249	2,208	161,178	6,449	167,627
Expenses related to closure of German operation	—	—	—	10,566	10,566	—	10,566
Acquisition integration expenses	3,571	3,623	—	—	7,194	—	7,194
Aborted IPO costs	—	—	—	—	—	1,354	1,354
Amortization	538	222	765	385	1,910	—	1,910

Earnings (loss) from operations	$52,539	$(2,503)	$809	$(12,639)	$38,206	$15,315	$53,521

Total assets	$427,227	$183,008	$18,415	$496	$629,146	$53,174	$595,571	*

	Year Ended December 31, 2000

	(In thousands)

	Insight
	North			Insight	Insight	Direct
	America	Insight UK	PlusNet	Germany	Total	Alliance	Consolidated

Net sales	$1,799,883	$99,012	$9,035	$22,249	$1,930,179	$110,907	$2,041,086
Costs of goods sold	1,599,152	88,593	2,237	20,056	1,710,038	91,089	1,801,127

Gross profit	200,731	10,419	6,798	2,193	220,141	19,818	239,959
Operating expenses:
Selling and administrative expenses	119,595	9,225	5,316	4,131	138,267	7,795	146,062
Aborted acquisition costs (insurance proceeds)	(1,850)	—	—	—	(1,850)		(1,850)
Restricted Stock compensation due to acceleration	886	65	—	—	951	176	1,127
Amortization	538	265	406	433	1,642	—	1,642

Earnings (loss) from operations	$81,562	$864	$1,076	$(2,371)	$81,131	$11,847	$92,978

Total assets	$538,917	$21,682	$21,096	$9,676	$591,371	$45,897	$493,900	*

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2002, 2001 and 2000

*Consolidated numbers include net intercompany eliminations and corporate assets of $141,826, $86,749 and $143,368 in 2002, 2001 and 2000, respectively.

     The following is a summary of our geographic operations (in thousands):

	North
	America	Europe	Total

2002
Net sales	$2,493,641	$397,345	$2,890,986
Total long-lived assets	$174,232	$40,932	$215,164
2001
Net sales	$1,869,223	$213,116	$2,082,339
Total long-lived assets	$97,078	$117,986	$215,064
2000
Net sales	$1,910,790	$130,296	$2,041,086
Total long-lived assets	$84,904	$35,644	$120,548

     Although we could be impacted by the international economic climate, management does not believe material credit risk existed at December 31, 2001. We monitor its customers’ financial conditions and do not require collateral. Historically, we have not experienced significant losses related to accounts receivables from any individual or groups of customers.

(20) Subsequent Event

     During the first quarter of 2003, we made the decision to close our distribution facility in Indianapolis. The closure was effective March 1, 2003 and 44 employees were terminated or relocated. We have recorded costs of approximately $2,000,000 associated with this restructuring during the quarter ended March 31, 2003.

EXHIBIT INDEX

Exhibit No.			Description

2.1		—	Stock Purchase Agreement dated as of April 25, 2002 by and among Insight Enterprises, Inc., Comark Inc., Comark Investments, Inc., Phillip E. Corcoran and Charles S. Wolande (incorporated by reference to Exhibit 2.1 of our current report on Form 8-K filed on May 10, 2002).

3.1		—	Composite Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of our annual report on Form 10-K for the year ended December 31, 2001 filed on April 1, 2002).

3.2		—	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of our annual report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000).

4.1		—	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).

4.2		—	Stockholder Rights Agreement (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on March 17, 1999).

10.1	(1)	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.31 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).

10.2	(2)	—	1994 Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.32 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).

10.3	(2)	—	Predecessor Stock Option Plan (incorporated by reference to Exhibit 10.33 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).

10.4	(2)	—	1995 Employee Stock Purchase Plan of the Registrant (incorporated by reference to Exhibit 10.30 of our annual report on Form 10-K for the fiscal year ended June 30, 1995).

10.5	(2)	—	Amendment to 1994 Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.5 of our annual report on Form 10-K for the fiscal year ended June 30, 1996 filed on September 30, 1996).

10.6	(2)	—	1998 Long-Term Incentive Plan (incorporated by reference to Exhibit A of our Notice of 1997 Annual Meeting of Stockholders filed on September 23, 1997).

10.7	(2)	—	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10 of our quarterly report on Form 10-Q for the quarter ended September 30, 1998 filed on November 16, 1998).

10.8	(2)	—	Employment Agreement between Insight Enterprises, Inc. and Eric J. Crown dated as of March 31, 1998 (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the quarter ended March 31, 1998 filed on May 15, 1998).

10.9	(2)	—	Employment Agreement between Insight Enterprises, Inc. and Timothy A. Crown dated as of March 31, 1998 (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q for the quarter ended March 31, 1998 filed on May 15, 1998).

10.10	(2)	—	Employment Agreement between Insight Enterprises, Inc. and Stanley Laybourne dated as of March 31, 1998 (incorporated by reference to Exhibit 10.3 of our quarterly report on Form 10-Q for the quarter ended March 31, 1998 filed on May 15, 1998).

10.11	(2)	—	1998 Employee Restricted Stock Plan (incorporated by reference to Exhibit 99.3 of our Form S-8 filed on December 17, 1998).

10.12	(2)	—	1998 Officer Restricted Stock Plan (incorporated by reference to Exhibit 99.2 of our Form S-8 filed on December 17, 1998).

10.13	(2)	—	1999 Broad Based Employee Stock Option Plan (incorporated by reference to Exhibit 10.14 of our annual report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000).

10.14	(2)	—	Employment Agreement between Direct Alliance Corporation and Branson (“Tony”) M. Smith dated as of July 1, 1999 (incorporated by reference to Exhibit 10.16 of our annual report on Form 10-K for the year ended December 31, 2000 filed on March 27, 2001).

10.15	(2)	—	Direct Alliance Corporation 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 of our annual report on Form 10-K for the year ended December 31, 2000 filed on March 27, 2001).

10.16	(2)	—	PlusNet Technologies Ltd. 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.18 of our annual report on Form 10-K for the year ended December 31, 2000 filed on March 27, 2001).

10.17	(2)	—	Insight ASP Ltd. 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.19 of our annual report on Form 10-K for the year ended December 31, 2000 filed on March 27, 2001).

10.18	(2)	—	Notice of Termination to Michael A. Gumbert dated December 18, 2001 (incorporated by reference to Exhibit 10.25 of our annual report on Form 10-K for the year ended December 31, 2001 filed on April 1, 2002.

10.19	(2)	—	Letter Agreement between Insight Enterprises, Inc. and Michael A. Gumbert dated December 20, 2001 (incorporated by reference to Exhibit 10.26 of our annual report on Form 10-K for the year ended December 31, 2001 filed on April 1, 2002).

10.20	(2)	—	Employment Agreement between Insight Enterprises, Inc. and Eric J. Crown dated as of April 1, 2002.

10.21	(2)	—	Amendment to Employment Agreement between Insight Enterprises, Inc. and Stanley Laybourne dated as of August 13, 2002 (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002).

10.22	(2)	—	Amendment to Employment Agreement between Insight Enterprises, Inc., Direct Alliance Corporation and Branson M. Smith dated as of July 1, 2001 (incorporated by reference to Exhibit 10.3 of our quarterly report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002).

10.23	(2)	—	Employment Agreement between Insight Direct Worldwide, Inc. and Dino Farfante dated as of November 17, 2000 (incorporated by reference to Exhibit 10.4 of our quarterly report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002).

10.24	(2)	—	Amendment to Employment Agreement between Insight Direct Worldwide, Inc. and Dino Farfante dated as of October 9, 2001 (incorporated by reference to Exhibit 10.5 of our quarterly report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002).

10.25	(2)	—	Employment Agreement between Insight Direct Worldwide, Inc. and Joel Borovay dated as of November 17, 2000 (incorporated by reference to Exhibit 10.6 of our quarterly report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002).

10.26	(2)	—	Amendment to Employment Agreement between Insight Services Corporation, Insight Direct Worldwide, Inc. and Joel Borovay dated as of April 25, 2002 (incorporated by reference to Exhibit 10.7 of our quarterly report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002).

10.27	(2)	—	Employment Agreement between Comark, Inc. and Michael V. Wise dated as of April 25, 2002 (incorporated by reference to Exhibit 10.8 of our quarterly report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002).

10.28	(2)	—	Employment Agreement between Comark, Inc. and Timothy J. McGrath dated as of April 25, 2002 incorporated by reference to Exhibit 10.9 of our quarterly report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002).

10.29	(2)	—	Compromise Agreement between Insight Enterprises, Inc. and David Palk dated as of July 17, 2002 (incorporated by reference to Exhibit 10.10 of our quarterly report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002).

10.30	(2)	—	Employment Agreement between Insight Enterprises, Inc. and P. Robert Moya dated as of October 10, 2002.

10.31	(2)	—	Employment Agreement between Insight Direct UK Limited and Stuart Fenton dated September 12, 2002.

10.32	(2)	—	Notice of Evergreen Clause Termination in Employment Agreement to Timothy A. Crown dated as of December 31, 2002.

10.33	(2)	—	Notice of Evergreen Clause Termination in Employment Agreement to Stanley Laybourne dated as of December 31, 2002.

10.34	(2)	—	Notice of Evergreen Clause Termination in Employment Agreement to Branson (“Tony”) M. Smith dated as of December 31, 2002.

10.35	(2)	—	Notice of Evergreen Clause Termination in Employment Agreement to Dino Farfante dated as of December 31, 2002.

10.36	(2)	—	Notice of Evergreen Clause Termination in Employment Agreement to Joel Borovay dated as of December 31, 2002.

10.37	(3)	—	Receivables Sales Agreement dated as of December 31, 2002 by and among Insight Direct USA, Inc., Comark Corporate Sales, Inc., Insight Services Corporation, Comark Government and Education Sales, Inc. and Comark, Inc. as originators, and Insight Receivables, LLC, as buyer.

10.38	(3)	—	Receivables Purchase Agreement dated as of December 31, 2002 among Insight Receivables, LLC, Insight Enterprises, Inc., Jupiter Securitization Corporation, Bank One NA (main office – Chicago), and the entities party thereto from time to time as financial institutions.

21		—	Subsidiaries of the Registrant.

23.1		—	Consent of KPMG LLP.

99.1		—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

99.2		—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	The Company has entered into a separate indemnification agreement with each of the following directors and executive officers that differ only in party names and dates: Eric J. Crown, Timothy A. Crown, Stanley Laybourne, Larry A. Gunning and Robertson C. Jones. Pursuant to the instructions accompanying Item 601 of Regulation S-K, the Registrant is filing the form of such indemnification agreement.

(2)	Management contract or compensatory plan or arrangement.

(3)	Pursuant to the instructions accompanying Item 601 of Regulation S-K, the Registrant has omitted certain agreements with respect to long-term debt not exceeding 10% of consolidated total assets. The Registrant agrees to furnish a copy of such agreements to the SEC upon request.