Form 10-Q
period 2003-03-31
INSIGHT ENTERPRISES INC
filed 2003-05-13
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2003

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

Yes [X]           No [   ]

Indicate by check mark whether registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes [X]          No [   ]

The number of shares outstanding of the issuer’s common stock as of May 1, 2003 was 46,136,840.

INSIGHT ENTERPRISES, INC.
FORM 10-Q QUARTERLY REPORT
Three Months Ended March 31, 2003

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

     Certain statements in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part 1 Item 2, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, among other things, projections of matters that affect sales, gross profit, operating expenses, earnings from operations or net earnings; projections of capital expenditures; projections for growth; hiring plans; plans for future operations, including the execution of acquisition integration plans; financing needs or plans; plans relating to our products and services; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking information. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:

•	risks associated with our integration and operation of past and future acquired businesses;

•	reduced demand for products and services in our industry;

•	current unfavorable economic conditions (including uncertainty created by international situations);

•	actions of competitors;

•	changes in supplier reimbursement and buying programs;

•	our ability to manage growth successfully;

•	changing methods of distribution;

•	risks associated with international operations;

•	reliance on suppliers;

•	reliance on information and telephone systems;

•	reliance on our outsourcing clients;

•	rapid changes in product standards;

•	dependence on key personnel;

•	availability of short-term financing arrangements;

•	changes in state sales or use tax collection requirements;

•	recently enacted and proposed changes in securities laws and regulations;

•	results of litigation; and

•	risks that are otherwise described from time to time in our Securities and Exchange Commission reports, including but not limited to the items discussed in “Factors that Could Affect Future Results” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I Item 2 of this report.

We assume no obligation and do not intend to update any forward-looking statements.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash	$50,710	$30,930
Accounts receivable, net of allowances for doubtful accounts of $15,455 and $13,759, respectively	356,562	401,173
Inventories, net	72,351	73,387
Inventories not available for sale	19,772	19,808
Deferred income taxes and other current assets	26,568	33,269

Total current assets	525,963	558,567
Property and equipment, net	119,731	120,732
Goodwill, net	94,993	94,110
Other assets	211	322

	$740,898	$773,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$237,016	$235,772
Accrued expenses and other current liabilities	67,384	46,872
Current portion of long-term debt and capital leases	3,159	3,414
Short-term financing arrangements	30,000	91,178

Total current liabilities	337,559	377,236
Long-term debt and capital leases, less current portion	11,668	13,146
Deferred income taxes	8,187	8,058
Stockholders’ equity:
Preferred stock, $.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 100,000 shares authorized; 46,101 shares at March 31, 2003 and 46,073 shares at December 31, 2002 issued and outstanding	461	461
Additional paid-in capital	253,173	252,624
Retained earnings	119,624	112,597
Accumulated other comprehensive income - foreign currency translation adjustment	10,226	9,609

Total stockholders’ equity	383,484	375,291

	$740,898	$773,731

See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,

	2003	2002

Net sales	$711,271	$527,963
Costs of goods sold	626,286	462,393

Gross profit	84,985	65,570
Operating expenses:
Selling and administrative expenses	73,656	45,732
Restructuring expenses	2,826	—
Reductions in liabilities assumed in previous acquisition	(2,504)	—
Earnings from operations	11,007	19,838
Non-operating expenses, net	1,217	797

Earnings before income taxes	9,790	19,041
Income tax expense	2,763	6,976

Net earnings	$7,027	$12,065

Earnings per share:
Basic	$0.15	$0.29

Diluted	$0.15	$0.28

Shares used in per share calculation:
Basic	46,093	42,173

Diluted	46,128	43,620

See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Common Stock		Additional		Other	Total
			Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balances at December 31, 2002	46,073	$461	$252,624	$112,597	$9,609	$375,291
Issuance of common stock under stock plans and employee stock purchase plan	28	—	549	—	—	549
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	617	617
Net earnings	—	—	—	7,027	—	7,027
Total comprehensive income						7,644

Balances at March 31, 2003	46,101	$461	$253,173	$119,624	$253,173	$383,484

See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net earnings	$7,027	$12,065
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,374	3,965
Provision for losses on accounts receivable	2,358	2,414
Write-down of obsolete, slow moving and non-salable inventories	3,126	1,949
Tax benefit from stock options exercised	—	903
Deferred income taxes	(2,372)	(326)
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	42,310	(6,499)
Increase in inventories	(2,142)	(1,081)
Decrease in other current assets	8,773	4,220
(Increase) decrease in other assets	(752)	612
Increase in accounts payable	1,814	17,929
Increase (decrease) in accrued expenses and other current liabilities	20,693	(7,320)

Net cash provided by operating activities	88,209	28,831

Cash flows from investing activities, net of acquisitions:
Purchases of property and equipment	(6,214)	(2,936)

Net cash used in investing activities	(6,214)	(2,936)

Cash flows from financing activities, net of acquisitions:
Net repayments on financing arrangements and lines of credit	(61,171)	(5,059)
Net repayment of long-term debt and capital leases	(1,471)	(1,257)
Proceeds from sales of common stock through employee stock plans	549	10,721

Net cash (used in) provided by financing activities	(62,093)	4,405

Foreign currency impact on cash flow	(122)	(162)

Increase in cash	19,780	30,138
Cash at beginning of period	30,930	31,868

Cash at end of period	$50,710	$62,006

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

     We are a leading provider of information technology (“IT”) products and services to businesses in the United States, Canada and the United Kingdom. Our offerings include brand name computing products, advanced IT services and outsourcing of business processes. Our business is organized along four operating segments:

•	Single source provider of computing products and services – North America (referred to as “Insight North America”);

•	Direct marketer of computing products and services – United Kingdom (referred to as “Insight UK”);

•	Business process outsourcing provider (referred to as “Direct Alliance”); and

•	Other: Internet service provider (referred to as “PlusNet”).

     Insight North America is one of the largest IT products and services resellers in North America, offering a broad line of more than 200,000 brand name products primarily to businesses in the United States and Canada. Insight North America also offers its United States customers IT services such as advanced integration, custom configuration, network design, deployment and installation, as well as third-party services such as warranties, training and leasing. Insight North America sells these products and services through a variety of means including a staff of customer-dedicated account executives utilizing proactive outbound telephone-based sales, a customer-focused face-to-face field sales force, electronic commerce (primarily the Internet) and marketing.

     Insight UK is a direct marketer of IT products, offering a broad line of more than 70,000 brand name products to businesses in the United Kingdom. Insight UK sells these products through a variety of means including a staff of customer-dedicated account executives utilizing proactive outbound telephone-based sales, a customer-focused face-to-face field sales force, a comprehensive catalog mailed to regular and prospective buyers, electronic commerce (primarily the Internet) and marketing.

     Direct Alliance provides marketplace solutions in the areas of logistics and supply chain management, financial services, direct sales and channel management, direct marketing and analytics using proprietary technology, infrastructure and processes. Direct Alliance’s services enable manufacturers of brand name products to sell directly to customers and support existing indirect sales channels in a cost-effective and timely manner.

     PlusNet offers broadband and dial-up Internet access to businesses and consumers in the United Kingdom.

2.	Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2003, the results of operations for the three months ended March 31, 2003 and 2002, and the cash flows for the three months ended March 31, 2003 and 2002. The condensed consolidated balance sheet as of December 31, 2002 was derived from the audited consolidated financial statements at such date. The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles.

     Certain amounts in the condensed consolidated financial statements have been reclassified to conform to the current presentation. The results of operations for such interim periods are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, including the related notes thereto, in our Annual Report on Form 10-K for the year ended December 31, 2002.

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     The condensed consolidated financial statements include the accounts of Insight Enterprises, Inc. and its subsidiaries, which are primarily wholly owned. Intercompany accounts and transactions have been eliminated in consolidation.

     References to “the Company,” “we,” “us,” “our” and the like refer to Insight Enterprises, Inc. and its consolidated subsidiaries, unless the context otherwise requires. References to Comark refer collectively to Comark, Inc. and Comark Investments, Inc. References to Action refer to Action plc and references to Kortex refer to Kortex Computer Center ltd.

3.	Earnings Per Share

     Our basic earnings per share (“EPS”) is calculated based on net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes additional dilution from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options.

     The reconciliation of the numerators and denominators of the basic and diluted EPS calculations were as follows for the three-month periods ended March 31, 2003 and 2002:

	Quarter ended March 31,

	2003	2002

Numerator:
Net earnings	$7,027	$12,065

Denominator:
Weighted-average shares used to compute basic EPS	46,093	42,173
Dilutive potential common shares due to dilutive options and other stock based awards, net of tax effect	35	1,447

Weighted-average shares used to compute diluted EPS	46,128	43,620

Net earnings per share:
Basic	$0.15	$0.29

Diluted	$0.15	$0.28

4.	Financing Arrangements

     Our financing arrangements include a $200,000,000 accounts receivable securitization program, a $30,000,000 revolving line of credit and a $40,000,000 inventory financing facility.

     We have entered into an agreement to sell trade receivables periodically to a special purpose accounts receivable and financing entity (the “SPE”), which is exclusively engaged in purchasing trade receivables from us. The SPE is a wholly-owned, bankruptcy-remote entity that we have consolidated in our financial statements. The SPE funds its purchases by selling undivided interests in up to $200,000,000 of eligible receivables to a multi-seller conduit administered by an independent financial institution. The sales to the conduit do not qualify for sale treatment under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and therefore the receivables remain recorded on our condensed consolidated financial statements. At March 31, 2003, the SPE owned $290,184,000 of receivables that are recorded at fair value and are included in our

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

condensed consolidated balance sheet, of which $153,400,000 was eligible for funding. The facility expires December 30, 2003 and accordingly, the $30,000,000 outstanding at March 31, 2003 is recorded as short-term debt. Interest is payable monthly and the interest rate on borrowed funds as of March 31, 2003 was 1.86%. We also pay a commitment fee on the facility equal to 0.35% of the unused balance. At March 31, 2003, $123,400,000 was available under the facility.

     As of March 31, 2003, we had no amounts outstanding under our $30,000,000 revolving line of credit. The line of credit bears interest, payable quarterly, at a rate chosen by us among available rates subject to our leverage ratio and other terms and conditions. The available rates are the financial institution’s floating rate or the LIBOR based rate (4.65% and 3.45%, respectively at March 31, 2003). Any amounts outstanding would be recorded as long-term liabilities. The credit facility expires on December 31, 2005. We have an outstanding letter of credit that reduces the availability on this line of credit by $10,000,000. At March 31, 2003, $20,000,000 was available under the line of credit.

     Our $40,000,000 secured inventory facility can be used to facilitate the purchases of inventories from certain suppliers and amounts outstanding are classified on the balance sheet as accounts payable. As of March 31, 2003, there was $6,536,000 outstanding under the inventory facility and $33,464,000 was available. This facility is non-interest bearing if paid within its terms and expires December 31, 2005.

     The facilities contain various covenants including the requirement that we maintain a specified amount of tangible net worth and do not exceed leverage and minimum fixed charge requirements. We were in compliance with all such covenants at March 31, 2003.

5.	Income Taxes

     The effective tax rate was approximately 28.2% for the three-month period ended March 31, 2003 and 36.6% for the three-month period ended March 31, 2002. Our effective tax rate differs from the United States federal statutory rate of 35% primarily because of state income taxes, net of federal income tax benefit, income recorded for the reduction of certain UK liabilities assumed in connection with a previous acquisition which were not taxable and lower tax rates on earnings in Canada and the United Kingdom.

6.	Goodwill

     The changes in the carrying amount of goodwill for the three months ended March 31, 2003 are as follows (in thousands):

	Insight North	Insight	Direct
	America	UK	Alliance	PlusNet	Total

Balance at December 31, 2002	$80,783	$—	$—	$13,327	$94,110
Goodwill adjustments related to final Comark integration plan	839	—	—	—	839
Currency translation adjustment	297	—	—	(253)	44

Balance at March 31, 2003	$81,919	$—	$—	$13,074	$94,993

     During the quarter ended March 31, 2003, Insight UK settled certain liabilities assumed with the acquisition of Action plc in late 2001 for $2,504,000 less than the amounts originally recorded. Normally, these items would be recorded as a reduction to goodwill. However, Insight UK recorded a goodwill impairment

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

charge during the fourth quarter of 2002 which eliminated its entire goodwill balance; therefore, the $2,504,000 reduction in assumed liabilities was recorded in the statement of earnings. The income resulting from the reduction in assumed liabilities was not taxable.

7.	Restructuring and Acquisition Integration Activities

Acquisition-Related Restructuring Costs Expensed in 2003

     During the first quarter of 2003, Insight North America recorded $2,283,000 in restructuring expenses associated with costs incurred to close Insight North America’s distribution facility in Indiana. The Indiana facility was closed in order to consolidate warehouse and distribution facilities in Illinois in accordance with the Comark integration plan. The restructuring expenses generally consist of employee termination benefits of $181,000, facilities based expenses of $954,000, and non-cash expenses related to abandoned assets of $1,148,000. The facilities based expenses consist of remaining lease obligations and expenses to remove leasehold improvements. Of the $954,000 recorded, cash payments of $104,000 were made during the quarter leaving an accrual of $850,000 at March 31, 2003. The employee termination benefits relate to severance and termination benefits paid during the quarter to 44 employees.

     Also during the first quarter, Insight UK recorded $543,000 of restructuring expenses relating to severance associated with the elimination of service technicians and certain support and management functions at the end of the quarter. These expenses generally consist of employee termination benefits for 26 employees. During the first quarter of 2003, $61,000 was paid leaving an accrual of $482,000 at March 31, 2003. The majority of this amount was paid in April 2003.

     We recorded the restructuring expenses in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” or SFAS No. 112, “Employers’ Accounting for Post-Employment Benefits,” as appropriate.

     The following table details the changes in these liabilities during the quarter ended March 31, 2003 (in thousands):

	Insight North America			Insight UK

	Employee			Employee
	Termination	Facilities	Segment	Termination	Segment
	Benefits	Based	Total	Benefits	Total	Total

Restructuring expenses	$181	$954	$1,135	$543	$543	$1,678
Cash Payments	(181)	(104)	(285)	(61)	(61)	(346)

Balance at March 31, 2003	$—	$850	$850	$482	$482	$1,332

Acquisition-Related Restructuring Costs Capitalized in 2002 as a Cost of Acquisition of Comark

     During 2002, Insight North America recorded $1,819,000 of restructuring costs in connection with the integration of Comark. These costs were accounted for under Emerging Issues Task Force (“EITF”) Issue No. 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations.” The acquisition-related restructuring costs recorded in 2002 were based on the restructuring plans that were committed to by management in 2002. Accordingly, these costs were recognized as liabilities assumed in the purchase business combination and included in the allocation of the costs to acquire Comark.

     The charge of $1,819,000 to restructure the organization consisted of employee termination benefits and facilities based costs, of which $595,000 was still accrued at December 31, 2002. During the first quarter of 2003, an additional accrual was made to the employee termination benefits related to severance payments and

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

transition bonuses of $839,000 for 17 additional employees who were terminated in connection with the elimination of certain duplicative activities resulting from the acquisition. These adjustments were offset by cash payments of $1,203,000 resulting in an accrual of $136,000 at March 31, 2003. The cash payments for facilities-based costs were $29,000, leaving an accrual of $66,000 at March 31, 2003.

     The following table details the changes in these liabilities during the quarter ended March 31, 2003 (in thousands):

	Employee
	Termination	Facilities
	Benefits	Based	Total

Balance at December 31, 2002	$500	$95	$595
Adjustments	839	—	839
Cash payments	(1,203)	(29)	(1,232)

Balance at March 31, 2003	$136	$66	$202

Acquisition-Related Restructuring Costs Capitalized in 2001 as a Cost of Acquisitions of Action

     In 2001, Insight UK recorded costs of $18,440,000 relating to restructuring the operations of Action as part of the integration of this acquisition. These costs were accounted for under EITF Issue No. 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations.” The acquisition-related restructuring costs recorded in 2001 were based on the restructuring plans that were committed to by management in 2001. Accordingly, these costs were recognized as liabilities assumed in the purchase business combination and included in the allocation of the costs to acquire Action. Normally, adjustments to these amounts, other than foreign currency translation, would be recorded as a reduction to goodwill. However, Insight UK recorded a goodwill impairment charge during the fourth quarter of 2002 which eliminated its entire goodwill balance; therefore, any adjustments in assumed liabilities, other than foreign currency translation, are recorded in the statement of earnings in the line item “reductions in liabilities assumed in previous acquisition.” Foreign currency translation adjustments continue to be recorded directly in other comprehensive income as a separate component of stockholders’ equity.

     The $18,440,000 cost to restructure the organization consisted of employee termination benefits and facilities based costs of $3,532,000 and $14,908,000, respectively. Adjustments to the accrued costs in the first quarter of 2003 of $431,000 primarily represent decreases in the exchange rates for the United Kingdom and settlements of liabilities for amounts lower than originally recorded. Employee termination benefits of $11,000 were paid in the first quarter of 2003. The facilities based costs primarily consist of remaining lease commitments on unused facilities or estimated costs to terminate lease commitments, reduced by estimated subleases. Facilities based costs of $309,000 were paid in 2003, resulting in an ending accrual balance at March 31, 2003 of $8,970,000.

     The following table details the change in these liabilities for the quarter ended March 31, 2003 (in thousands):

	Employee
	Termination	Facilities	Segment
	Benefits	Based	Total

Balance at December 31, 2002	$242	$9,479	$9,721
Adjustments	(231)	(200)	(431)
Cash payments	(11)	(309)	(320)

Balance at March 31, 2003	$—	$8,970	$8,970

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Acquisition-Related Restructuring Costs Expensed in Fiscal 2001

     In 2001, we recorded expenses relating to restructuring our existing operations as part of the integration of the acquisitions of Action and Kortex. The costs were accounted for under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” and have been included as a charge to the results of operations for the year ended December 31, 2001. Accordingly, these costs were recorded based on the restructuring plans that were committed to by management in 2001.

     The $3,653,000 charge to restructure the organization in 2001 consisted of employee termination benefits and facilities based expenses of $2,641,000 and $1,012,000, respectively. At December 31, 2002, facilities based costs of $279,000 remained accrued at Insight North America. The facilities based costs primarily consist of remaining lease commitments on unused facilities or estimated costs to terminate lease commitments. During the three months ended March 31, 2003, facilities based costs of $81,000 were paid and adjustments of $7,000 were made for foreign currency translation, resulting in an ending accrual of $205,000 at March 31, 2003.

     At March 31, 2003, facilities based costs of $19,000 remained accrued at Insight UK as there were no cash payments or adjustments made to the lease commitments associated with UK facilities that are no longer in use.

     The following table details the changes in the facilities based costs during the quarter ended March 31, 2003 (in thousands):

	Insight North
	America	Insight UK	Total

Balance at December 31, 2002	$279	$19	$298
Adjustments	7	—	7
Cash Payments	(81)	—	(81)

Balance at March 31, 2003	$205	$19	$224

8.	Stock Based Compensation

     We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25” to account for our fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS No. 123. Accordingly, we do not recognize compensation expense for any of our stock-based plans because we do not issue options at exercise prices below the market value at date of grant. Had compensation cost for our stock-based plans been determined consistent with SFAS No. 123, our net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands):

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Quarter ended March 31,

	2003	2002

Net earnings as reported	$7,027	$12,065
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,119)	(2,345)

Pro forma net earnings	$4,908	$9,720

Basic earnings per share:
As reported	$0.15	$0.29

Pro forma	$0.11	$0.23

Diluted earnings per share:
As reported	$0.15	$0.28

Pro forma	$0.11	$0.22

     We recognize the compensation expense associated with the issuance of restricted stock over the vesting period. The total compensation expense associated with restricted stock represents the value based upon the number of shares awarded multiplied by the closing price on the date of grant. Recipients of restricted stock are entitled to receive any dividends declared on our Common Stock and have voting rights, regardless of whether such shares have vested. Unvested shares of restricted stock are forfeited if the recipient resigns or is terminated with cause.

9.	Contingencies

     We are a defendant in a lawsuit pending in the United States District Court, District of Arizona which alleges violations of Section 10(b) of the Securities Exchange Act of 1934, and SEC Rule 10b-5. Three separate lawsuits filed by stockholders have been consolidated into a single action. The plaintiff in this action alleges we and certain of our officers made false and misleading statements pertaining to our business, operations and management in an effort to inflate the price of our common stock. The lawsuit also names as co-defendants: Eric J. Crown, the Chairman of our Board of Directors; Timothy A. Crown, our Chief Executive Officer and a director; and Stanley Laybourne, a director and our Executive Vice President, Chief Financial Officer and Treasurer. In the consolidated complaint, which was filed in December 2002, the plaintiff seeks class action status to represent all buyers of our common stock from September 3, 2001 through July 17, 2002. In February 2003, we filed a motion to dismiss which we expect will be argued in the Summer of 2003. We intend to defend the lawsuit vigorously. The costs associated with defending the allegations in this lawsuit and the potential outcome cannot be determined at this time and, accordingly, no estimate for such costs, other than the deductible amount under our directors and officers liability insurance policies have been included in these condensed consolidated financial statements.

     We are also a party to various legal proceedings arising in the ordinary course of business. In accordance with SFAS No. 5, “Accounting for Contingencies,” we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to material legal matters pending against us, as well as adequate provisions for any probable and estimable losses. It is possible, nevertheless, that the results of our operations or cash flows could be affected in any particular period by the resolution of a legal proceeding.

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10.	Segment Information

     During the fourth quarter of 2002, we reorganized our internal reporting structure in conjunction with the continuing integration of our acquisitions. As a result of this revised internal reporting structure, an increased focus on geographic information to make investment decisions and the investment community’s request to receive more detailed information, we have determined that, effective in the fourth quarter of 2002, we now have the following reportable operating segments:

•	Single source provider of computing products and services – North America (referred to as “Insight North America”);

•	Direct marketer of computing products and services – United Kingdom (referred to as “Insight UK”);

•	Business process outsource provider (referred to as “Direct Alliance”), and

•	Other: Internet service provider (referred to as “PlusNet”).

     All intercompany transactions are eliminated upon consolidation and there are no differences between the accounting policies used to measure profit and loss for our segments and on a consolidated basis. Net sales are defined as net sales from external customers. None of our customers exceeded ten percent of consolidated net sales.

     Insight North America, Insight UK and PlusNet have been disclosed below as separate operating segments for all periods presented to conform to their current reportable segment designation. Prior to the fourth quarter of 2002, the results of Insight North America, Insight UK and PlusNet were included in one segment, commonly referred to as “Insight.”

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

     The table below presents information about our reportable segments as of and for the three months ended March 31, 2003 and 2002 (in thousands):

	Quarter Ended March 31, 2003

	Insight
	North	Insight		Insight	Direct
	America	UK	PlusNet	Total	Alliance	Consolidated

Net sales	$591,396	$94,427	$5,830	$691,653	$19,618	$711,271
Costs of goods sold	526,431	81,363	3,585	611,379	14,907	626,286

Gross profit	64,965	13,064	2,245	80,274	4,711	84,985
Operating expenses:
Selling and administrative expenses	58,730	11,997	1,731	72,458	1,198	73,656
Restructuring expenses	2,283	543	—	2,826	—	2,826
Reductions in liabilities assumed in previous acquisition	—	(2,504)	—	(2,504)	—	(2,504)

Earnings from operations	$3,952	$3,028	$514	$7,494	$3,513	$11,007

Total assets	$732,771	$98,194	$25,582	$856,547	$51,547	$740,898	*

	Quarter Ended March 31, 2002

	Insight
	North	Insight		Insight	Direct
	America	UK	PlusNet	Total	Alliance	Consolidated

Net sales	$389,370	$110,199	$2,694	$502,263	$25,700	$527,963
Costs of goods sold	344,839	96,082	1,162	442,083	20,310	462,393

Gross profit	44,531	14,117	1,532	60,180	5,390	65,570
Operating expenses:
Selling and administrative expenses	32,148	11,108	1,158	44,414	1,318	45,732

Earnings from operations	$12,383	$3,009	$374	$15,766	$4,072	$19,838

Total assets	$453,763	$200,216	$6,338	$660,317	$46,953	$622,201	*

*  Condensed consolidated total assets include net intercompany eliminations and corporate assets of $167,196 and $85,069 at March 31, 2003, and 2002, respectively.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this report.

Critical Accounting Policies and Estimates

General

     Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated condensed financial statements.

Sales Recognition

     The majority of our sales are product sales. Sales are recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred or services have been rendered, the sales price is determinable and collectibility is reasonably assured. The majority of our sales are product sales recognized upon shipment. Usual sales terms are FOB shipping point, at which time title and risk of loss are passed to the customer. From time to time, we enter into contracts to sell our products and services, and, while the majority of our sales agreements contain standard terms and conditions, there may be agreements that contain multiple elements or non-standard terms and conditions. As a result, significant contract interpretation may be required to determine the appropriate accounting, including how the price should be allocated among the deliverable elements if there are multiple deliverables, whether undelivered elements are essential to the functionality of delivered elements, and when to recognize revenue. We recognize revenue for delivered elements only when the following criteria are satisfied:

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

     We also sell certain third-party service contracts and software assurance for which we are not the primary obligor. These sales do not meet the criteria for gross sales recognition and thus are recorded on a net sales recognition basis. As we enter into contracts with third-party service providers or vendors, we must evaluate whether the subsequent sales of such services should be recorded as gross sales or net sales. Under gross sales recognition, the entire selling price is recorded in sales and our cost to the third-party service provider or vendor is recorded in costs of goods sold. Under net sales recognition, the cost to the third-party service provider or vendor

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

is recorded as a reduction to sales resulting in net sales equal to the gross profit on the transaction and there are no costs of goods sold.

     We make provisions for estimated product returns that we expect to occur under our return policy, based upon historical return rates. Should customers return a different amount of product than originally estimated, our future net sales are adjusted to reflect historical return rates.

Consideration Received From Vendors

     We receive payments and credits from vendors, including consideration pursuant to volume incentive programs and cooperative marketing programs. Pursuant to Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor,” which we adopted January 1, 2003, vendor consideration received pursuant to volume incentive programs is classified as a reduction to costs of goods sold and is recognized upon certain product volume thresholds being met. Cooperative marketing programs, which represent a reimbursement of specific, incremental, identifiable costs, are included as a reduction of the related selling and administrative expenses in the period the program takes place. Consideration that exceeds the specific, incremental, identifiable costs is classified as a reduction of costs of goods sold. Additionally, vendor consideration based on volume purchase incentives, rather than volume sales incentives, is also allocated to inventories based on applicable incentive from each vendor.

     As a result of the adoption of EITF Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor,” we recorded approximately $2.7 million of vendor consideration as a reduction to costs of goods sold during the quarter ended March 31, 2003 that prior to the adoption would have been classified as a reduction of selling and administrative expenses. The change in classification resulted in a four-tenths percentage point (0.4%) increase in gross margin and a corresponding increase in selling and administrative expenses as a percentage of net sales compared to the prior classification. The amount recorded as a reduction to inventories was not material.

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

Write-downs of Inventories

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

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Restructuring and Acquisition Integration Activities

     During the first quarter of 2003, Insight North America recorded restructuring expenses associated with costs incurred to close Insight North America’s distribution facility in Indiana. The Indiana facility was closed in order to consolidate warehouse and distribution facilities in Illinois in accordance with the Comark integration plan. Also during the first quarter, Insight UK recorded restructuring expenses relating to severance associated with the elimination of service technicians and certain support and management functions at the end of the quarter. We recorded the restructuring expenses in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” or SFAS No. 112, “Employers’ Accounting for Post-Employment Benefits,” as appropriate.

     In connection with the integration of Comark in 2002, we incurred costs related to restructuring the operations. These costs were accounted for under EITF Issue No. 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations” and were based on the restructuring plan that was committed to by management in 2002. Accordingly, these costs were recognized as liabilities assumed in the purchase business combination and included in the allocation of the costs to acquire Comark.

     In connection with our acquisitions of Action and Kortex, management committed to plans in 2001 to restructure our existing operations. These costs were accounted for in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.”

     Also, in connection with the 2001 plan for integration of the acquisitions of Action and Kortex, we incurred costs related to restructuring the operations of the acquired companies. These costs were accounted for under EITF Issue No. 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations” and accordingly were recognized as liabilities assumed in the purchase business combination and included in the allocation of the costs to acquire Action and Kortex.

     See further discussion about restructuring and acquisition integration activities in Note 7 in Part I Item 1.

RESULTS OF OPERATIONS

Overview

Acquisition of Comark

     On April 25, 2002, we acquired all of the outstanding stock of Comark, a leading provider of IT products and services in the United States. As a result, the fluctuations in the operating results of Insight Enterprises, Inc. and our Insight North America operating segment in the quarter ended March 31, 2003 as compared to the results for the quarter ended March 31, 2002 are due generally to the acquisition of Comark. The historical results section in our Management Discussion and Analysis in Item 2 presents a discussion of our condensed consolidated operating results using the historical results of Insight Enterprises Inc. prepared in accordance with generally accepted accounting principles (“GAAP”) for the quarters ended March 31, 2003 and 2002, including Comark’s results of operations from April 25, 2002 (the acquisition date).

     In order to provide additional information relating to our operating results, we also present a discussion of our historical operating results for the quarter ended March 31, 2003 prepared in accordance with GAAP compared with condensed consolidated operating results presented as if Insight Enterprises Inc. and Comark had been a combined company during the quarter ended March 31, 2002, (“Unaudited Pro Forma Combined Company Results”) in Part I Item 2. We have included this additional information in order to provide further insight into our operating results, prior period trends and current position. This supplemental information is

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

presented in a manner consistent with the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” Pro Forma information is useful in analyzing operating performance, but should be used only in conjunction with results reported in accordance with GAAP.

HISTORICAL RESULTS OF OPERATIONS

     The following discussion compares the historical condensed consolidated results of operations on a GAAP basis for the quarters ended March 31, 2003 and 2002 (in thousands):

	Quarter ended March 31,

	2003		2002

Net sales	$711,271	100.0%	$527,963	100.0%
Cost of goods sold	626,286	88.1	462,393	87.6

Gross profit	84,985	11.9	65,570	12.4
Operating expenses:
Selling and administrative expenses	73,656	10.4	45,732	8.6
Restructuring expenses	2,826	0.4	—	—
Reductions in liabilities assumed in previous acquisition	(2,504)	(0.4)	—	—

Earnings from operations	11,007	1.5	19,838	3.8
Non-operating expense, net	1,217	0.1	797	0.2

Earnings before income taxes	9,790	1.4	19,041	3.6
Income tax expense	2,763	0.4	6,976	1.3

Net earnings	$7,027	1.0%	$12,065	2.3%

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

     Net Sales. Net sales increased $183.3 million, or 35%, to $711.3 million for the three months ended March 31, 2003 from $528.0 million for the three months ended March 31, 2002 as a result of the acquisition of Comark during the second quarter of 2002, offset partially by decreases in IT spending in an uncertain economic and international environment.

     Gross Profit. Gross profit increased $19.4 million, or 30%, to $85.0 million for the three months ended March 31, 2003 from $65.6 million for the three months ended March 31, 2002. As a percentage of net sales, gross profit decreased from 12.4% for the three months ended March 31, 2002 to 11.9% for the three months ended March 31, 2003. The decrease in our gross profit as a percentage of sales is due primarily to lower gross margins of sales to large corporate enterprises added with the acquisition of Comark, declines in supplier reimbursement funds and decreases in freight margins in our Insight North America operating segment. These decreases were offset partially by decreases in write-downs of inventories and a change in accounting classification for certain funds received from vendors.

     Effective January 1, 2003, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor.” As a result of the adoption of this pronouncement, we recorded approximately $2.7 million of vendor consideration as a reduction to costs of goods sold during the quarter ended March 31, 2003 that prior to the adoption would have been classified as a reduction of selling and administrative expenses. The change in classification resulted in a four-tenths percentage point (0.4%) increase in gross margin and a corresponding increase in selling and administrative expenses as a percentage of net sales compared to the prior classification.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Operating Expenses.

     Selling and Administrative Expenses. Selling and administrative expenses increased $28.0 million, or 61%, to $73.7 million for the three months ended March 31, 2003 from $45.7 million for the three months ended March 31, 2002, and increased as a percentage of net sales to 10.4% for the three months ended March 31, 2003 from 8.6% for the three months ended March 31, 2002. The increase was due primarily to:

•	selling and administrative expenses attributable to Comark;

•	additional costs, including stay bonuses, associated with maintaining duplicate support departments until the IT system conversion and final integration of Comark is completed;

•	a change in accounting classification of certain funds received from vendors;

•	$1.7 million of accelerated depreciation due to a change in the estimated useful life of certain software assets that will no longer be used after the IT systems conversion in Insight North America is completed; and

•	selling and administrative expenses increasing at a higher rate than net sales.

     Restructuring Expenses. During the first quarter of 2003, Insight North America recorded $2.3 million in restructuring expenses associated with costs incurred to close Insight North America’s distribution facility in Indiana. The Indiana facility was closed in order to consolidate warehouse and distribution facilities in Illinois in accordance with the integration plan. These restructuring expenses primarily represented costs associated with terminated employees, abandoned assets and remaining lease obligations. Also during the first quarter, Insight UK recorded $543,000 of restructuring expenses relating to severance associated with the elimination of service technicians and certain support and management functions at the end of the quarter. See further discussion in Note 7 in Part I Item 1.

     Reductions in Liabilities Assumed in Previous Acquisition. During the quarter ended March 31, 2003, Insight UK settled certain liabilities assumed with the acquisition of Action plc in late 2001 for $2.5 million less than the amounts originally recorded. Normally, these items would be recorded as a reduction to goodwill. However, Insight UK recorded a goodwill impairment charge during the fourth quarter of 2002 which eliminated its entire goodwill balance; therefore, the $2.5 million reduction in assumed liabilities is recorded in the statement of earnings. The income resulting from the reduction in assumed liabilities was not taxable.

     Non-Operating Expense, Net. Non-operating expense, net, which consists primarily of interest expense and interest income, increased to $1.2 million for the three months ended March 31, 2003 from $797,000 for the three months ended March 31, 2002. Interest expense of $816,000 and $796,000 for the three months ended March 31, 2003 and 2002, respectively, primarily relates to borrowings associated with our credit facilities which were used to finance the acquisition of Comark in April 2002, working capital and capital expenditures. Interest expense has increased due to increases in interest-bearing debt incurred and assumed in connection with the acquisition of Comark. Interest income of $187,000 and $159,000 for the three months ended March 31, 2003 and 2002, respectively, was generated through short-term investments. The increase in interest income is due to the increase in cash invested in the United Kingdom at higher interest rates than the United States, offset partially by declining interest rates on short-term investments in the United States. Non-operating expenses, other than interest expense, consist primarily of bank fees associated with financing arrangements and cash management.

     Income Tax Expense. Our effective tax rate was 28.2% for the three months ended March 31, 2003 and 36.6% for the three months ended March 31, 2002. The effective tax rate decreased because income resulting from the reduction of certain UK liabilities assumed in connection with a previous acquisition was not taxable and Canadian tax rates were reduced. The effect was offset partially by higher state income tax rates and nondeductible expenses relating to our Chicago-based operations.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Net Earnings. Net earnings decreased $5.1 million, or 42%, to $7.0 million for the three months ended March 31, 2003 from $12.1 million for the three months ended March 31, 2002. Diluted earnings per share decreased 46% to $0.15 for the three months ended March 31, 2003 from $0.28 for the three months ended March 31, 2002.

UNAUDITED PRO FORMA COMBINED COMPANY RESULTS

     As previously described, the following discussion includes the unaudited pro forma combined results of operations of Insight Enterprises, Inc. and Comark as if the acquisition of Comark had occurred as of the beginning of each of the periods presented. Pro forma adjustments have been made to: (a) eliminate historical sales and cost of sales between us and Comark; (b) reflect amortization of identifiable intangible assets; (c) reflect increased interest expense associated with the cash paid for the acquisition; (d) reflect additional shares of common stock issued as part of the purchase price; and (e) to reflect income taxes on the net earnings of Comark, which previously was a Subchapter S Corporation (in thousands):

	Quarter ended March 31,

	2003		2002

Net sales	$711,271	100.0%	$862,256	100.0%
Cost of goods sold	626,286	88.1	763,532	88.6

Gross profit	84,985	11.9	98,724	11.4
Operating expenses:
Selling and administrative expenses	73,656	10.4	71,374	8.3
Restructuring expenses	2,826	0.4	—	—
Reductions in liabilities assumed in previous acquisition	(2,504)	(0.4)	—	—
Amortization	—	—	467	—

Earnings from operations	11,007	1.5	26,883	3.1
Non-operating expense, net	1,217	0.1	1,788	0.1

Earnings before income taxes	9,790	1.4	25,095	3.0
Income tax expense	2,763	0.4	9,306	1.2

Net earnings	$7,027	1.0%	$15,789	1.8%

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

     Net Sales. Net sales decreased $150.9 million, or 18%, to $711.3 million for the three months ended March 31, 2003 from pro forma net sales of $862.2 million for the three months ended March 31, 2002. This decrease was attributable to decreases in IT spending in an uncertain economic and international environment.

     Gross Profit. Gross profit decreased $13.7 million, or 14%, to $85.0 million for the three months ended March 31, 2003 from pro forma gross profit of $98.7 million for the three months ended March 31, 2002. As a percentage of net sales, gross margin increased from pro forma gross margin of 11.4% for the three months ended March 31, 2002 to 11.9% for the three months ended March 31, 2003. The increase in pro forma gross profit as a percentage of sales is due primarily to decreases in write-downs of inventories and a change in accounting classification for certain funds received from vendors. These increases were offset partially by declines in supplier reimbursement funds and decreases in freight margins in our Insight North America operating segment.

     Effective January 1, 2003, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor.” As a result of the adoption of this pronouncement, we recorded approximately $2.7 million of vendor consideration as a reduction to costs of goods sold during the quarter ended March 31, 2003 that prior to the adoption would have been classified as a reduction of selling and administrative expenses. The change in classification resulted in a four-tenths percentage point

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(0.4%) increase in gross margin and a corresponding increase in selling and administrative expenses as a percentage of net sales compared to the prior classification.

     Operating Expenses.

     Selling and Administrative Expenses. Selling and administrative expenses increased $2.3 million, or 3%, to $73.7 million for the three months ended March 31, 2003 from pro forma selling and administrative expenses of $71.4 million for the three months ended March 31, 2002, and increased as a percentage of net sales to 10.4% for the three months ended March 31, 2003 from 8.3% for the three months ended March 31, 2002. The increase was due primarily to:

•	additional costs, including stay bonuses, associated with maintaining duplicate support departments until the IT system conversion and final integration of Comark is completed;

•	a change in accounting classification of certain funds received from vendors;

•	$1.7 million of accelerated depreciation due to a change in the estimated useful life of certain software assets that will no longer be used after the IT systems conversion in Insight North America is completed; and

•	selling and administrative expenses not decreased at the same rate as net sales.

     Restructuring Expenses. During the first quarter of 2003, Insight North America recorded $2.3 million in restructuring expenses associated with costs incurred to close Insight North America’s distribution facility in Indiana. The Indiana facility was closed in order to consolidate warehouse and distribution facilities in Illinois in accordance with the Comark integration plan. These restructuring expenses primarily represented costs associated with terminated employees, abandoned assets and remaining lease obligations. Also during the first quarter, Insight UK recorded $543,000 of restructuring expenses relating to severance associated with the elimination of service technicians and certain support and management functions at the end of the quarter. See further discussion in Note 7 in Part I Item 1.

     Reductions in Liabilities Assumed in Previous Acquisition. During the quarter ended March 31, 2003, Insight UK settled certain liabilities assumed with the acquisition of Action plc in late 2001 for $2.5 million less than the amounts originally recorded. Normally, these items would be recorded as a reduction to goodwill. However, Insight UK recorded a goodwill impairment charge during the fourth quarter of 2002 which eliminated its entire goodwill balance; therefore, the $2.5 million reduction in assumed liabilities is recorded in the statement of earnings. The income resulting from the reduction in assumed liabilities was not taxable.

     Amortization. In accordance with SFAS No.142, the amortization of goodwill was discontinued as of January 1, 2002 and therefore there was no goodwill amortization expense recorded for the combined company for the quarters ended March 31, 2003 and 2002. Pro forma amortization expense for the quarter ended March 31, 2002 consists of the amortization of $1.4 million of intangible assets, namely the Comark trade name, obtained in connection with the acquisition of Comark.

     Non-Operating Expense, Net. Non-operating expense, net, which consists primarily of interest expense and interest income, decreased to $1.2 million for the three months ended March 31, 2003 from pro forma non-operating expense of $1.8 million for the three months ended March 31, 2002. Interest expense of $816,000 and pro forma interest expense of $1.8 million for the three months ended March 31, 2003 and 2002, respectively, primarily relates to borrowings associated with our credit facilities which were used to finance the acquisition of Comark, working capital and capital expenditures. Interest expense has decreased due the reduction in interest-bearing debt. Interest income of $187,000 and pro forma interest income of $159,000 for the three months ended March 31, 2003 and 2002, respectively, was generated through short-term investments. The increase in interest income is due to the increase in cash available for short-term investments. Non-operating expenses, other than interest expense, consist primarily of bank fees associated with financing arrangements and cash management.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Income Tax Expense. Our effective tax rate was 28.2% for the three months ended March 31, 2003 compared to the pro forma tax rate of 37.1% for the three months ended March 31, 2002. The decrease in the effective tax rate was due primarily to the reduction of certain UK liabilities assumed in connection with a previous acquisition which were not taxable as well as a reduction in Canadian tax rates.

     Net Earnings. Net earnings decreased $8.8 million, or 55%, to $7.0 million for the three months ended March 31, 2003 from pro forma net earnings of $15.8 million for the three months ended March 31, 2002. Diluted earnings per share decreased 56% to $0.15 for the three months ended March 31, 2003 from pro forma diluted earnings per share of $0.34 for the three months ended March 31, 2002.

SEGMENT INFORMATION

     During the fourth quarter of 2002, we reorganized our internal reporting structure in conjunction with the continuing integration of our acquisitions. As a result of this revised internal reporting structure, an increased focus on geographic information to make investment decisions and the investment community’s request to receive more detailed information, we have determined that, effective in the fourth quarter of 2002, we now have the following reportable operating segments:

•	Single source provider of computing products and services – North America (referred to as “Insight North America”);

•	Direct marketer of computing products and services – United Kingdom (referred to as “Insight UK”);

•	Business process outsource provider (referred to as “Direct Alliance”), and

•	Other: Internet service provider – (referred to as “PlusNet”).

     A detailed description of each segment and reconciliation to condensed consolidated results of operations can be found in Note 10 to the condensed consolidated financial statements in Part I Item 1. We evaluate the performance of our operating segments based on earnings from operations. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

     The following discussion compares the historical results of operations for each of our operating segments on a GAAP basis for the quarters ended March 31, 2003 and 2002. These results include Comark’s results of operations since April 25, 2002 (the acquisition date) (in thousands):

Insight North America

	Quarter ended March 31,

	2003		2002

Net sales	$591,396	100.0%	$389,370	100.0%
Cost of goods sold	526,431	89.0	344,839	88.6

Gross profit	64,965	11.0	44,531	11.4
Operating expenses:
Selling and administrative expenses	58,730	9.9	32,148	8.2
Restructuring expenses	2,283	0.4	—	—

Earnings from operations	$3,952	0.7%	$12,383	3.2%

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

     Net Sales. Net sales increased $202.0 million, or 52%, to $591.4 million for the three months ended March 31, 2003 from $389.4 million for the three months ended March 31, 2002. The increase in net sales resulted from the acquisition of Comark in the second quarter of 2002 offset partially by decreases in IT spending

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

in an uncertain economic and international environment. Insight North America’s average order size increased to $1,443 for the three months ended March 31, 2003 from $1,148 for the three months ended March 31, 2002 primarily resulting from an increase in larger enterprise customers obtained as a result of the acquisition of Comark.

     Sales to businesses, including government and education, were 98% of Insight North America’s net sales in the three months ended March 31, 2003 and 99% of net sales for the three months ended March 31, 2002. Insight North America had 1,715 account executives at March 31, 2003 as compared with 1,197 at March 31, 2002. The increase in account executives is due primarily to the acquisition of Comark.

     Gross Profit. Gross profit increased $20.5 million, or 46%, to $65.0 million for the three months ended March 31, 2003 from $44.5 million for the three months ended March 31, 2002. As a percentage of net sales, gross profit decreased from 11.4% for the three months ended March 31, 2002 to 11.0% for the three months ended March 31, 2003. The decrease is due primarily to the lower gross margins of sales to large corporate enterprises added with the acquisition of Comark, declines in supplier reimbursements and decreases in freight margins. This decline is offset partially by decreases in the write-down of inventories and a change in accounting classification for certain funds received from vendors.

     Effective January 1, 2003, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor.” As a result of the adoption of this pronouncement, Insight North America recorded approximately $2.3 million of vendor consideration as a reduction to costs of goods sold during the quarter ended March 31, 2003 that prior to the adoption would have been classified as a reduction of selling and administrative expenses. The change in classification resulted in a four-tenths percentage point (0.4%) increase in gross margin and a corresponding increase in selling and administrative expenses as a percentage of net sales compared to the prior classification.

     Operating Expenses.

     Selling and Administrative Expenses. Selling and administrative expenses increased $26.6 million, or 83%, to $58.7 million for the three months ended March 31, 2003 from $32.1 million for the three months ended March 31, 2002, and increased as a percentage of net sales to 9.9% for the three months ended March 31, 2003 from 8.2% for the three months ended March 31, 2002. The increase was due primarily to:

•	additional costs, including stay bonuses, associated with maintaining duplicate support departments until the IT system conversion and final integration of Comark is completed;

•	a change in accounting classification of certain funds received from vendors;

•	$1.7 million of accelerated depreciation due to a change in the estimated useful life of certain software assets that will no longer be used after the IT systems conversion in Insight North America is completed; and

•	selling and administrative expenses increasing at a higher rate than net sales.

     Overall unassisted web sales at Insight North America decreased to 6.9% of net sales for the three months ended March 31, 2003 from 15.3% for the three months ended March 31, 2002 due primarily to the acquisition of Comark, which transacts no unassisted web sales. An increase in the percentage of unassisted web sales reduces selling and administrative expenses as these sales are transacted without the assistance of an account executive. The percentage of shipments made using electronic “direct ship” programs with our suppliers decreased to 64% for the three months ended March 31, 2003 from 75% for the three months ended March 31, 2002 due to the acquisition of Comark, which process fewer direct shipments. Direct shipments from suppliers to our customers reduce selling and administrative expenses but increase costs of goods sold due to increased prices charged by suppliers for this service.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Restructuring Expenses. During the first quarter of 2003, Insight North America recorded $2.3 million in restructuring expenses associated with costs incurred to close Insight North America’s distribution facility in Indiana. The Indiana facility was closed in order to consolidate warehouse and distribution facilities in Illinois in accordance with the Comark integration plan. These restructuring expenses primarily represent costs associated with terminated employees, abandoned assets and remaining lease obligations. See further discussion in Note 7 in Part I Item 1.

Insight UK

	Quarter ended March 31,

	2003		2002

Net sales	$94,427	100.0%	$110,199	100.0%
Cost of goods sold	81,363	86.2	96,082	87.2

Gross profit	13,064	13.8	14,117	12.8
Operating expenses:
Selling and administrative expenses	11,997	12.7	11,108	10.1
Restructuring expenses	543	0.6	—	—
Reductions in liabilities assumed in previous acquisition	(2,504)	(2.7)	—	—

Earnings from operations	$3,028	3.2%	$3,009	2.7%

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

     Net Sales. Net sales decreased $15.8 million, or 14%, to $94.4 million for the three months ended March 31, 2003 from $110.2 million for the three months ended March 31, 2002. The decrease in net sales was due primarily to a weakened IT spending environment over the past year, particularly in the larger corporate enterprises, offset partially by increases in the exchange rates for the United Kingdom.

     The average order size for Insight UK increased to $897 in first quarter of 2003 from $558 in the first quarter of 2002 due primarily to decreases in number of split shipments resulting from the expansion of electronic data interchange (“EDI”) relationships with vendors in the United Kingdom and an increase in notebooks as a percentage of net sales. Insight UK had 276 account executives at March 31, 2003 compared to 220 at March 31, 2002.

     Gross Profit. Gross profit decreased $1.0 million, or 7%, to $13.1 million for the three months ended March 31, 2003 from $14.1 million for the three months ended March 31, 2002. As a percentage of net sales, gross profit increased from 12.8% for the three months ended March 31, 2002 to 13.8% for the three months ended March 31, 2003. The increase in gross profit percentage over the prior year is due primarily to increases in product margin and a change in accounting classification for certain funds received from vendors. These increases were offset partially by an increase in write-down of inventories and a decrease in services gross margin.

     Effective January 1, 2003, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor.” As a result of the adoption of this pronouncement, Insight UK recorded approximately $410,000 of vendor consideration as a reduction to costs of goods sold during the quarter ended March 31, 2003 that prior to the adoption would have been classified as a reduction of selling and administrative expenses. The change in classification resulted in a four-tenths percentage point (0.4%) increase in gross margin and a corresponding increase in selling and administrative expenses as a percentage of net sales compared to the prior classification.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Operating Expenses.

     Selling and Administrative Expenses. Selling and administrative expenses increased $889,000, or 8%, to $12.0 million for the three months ended March 31, 2003 from $11.1 million for the three months ended March 31, 2002, and increased as a percentage of net sales to 12.7% for the three months ended March 31, 2003 from 10.1% for the three months ended March 31, 2002. The increase in selling and administrative expenses as a percentage of net sales is due primarily to the investment in additional account executives and senior sales management and the change in classification of vendor consideration, offset partially by reductions in support staff.

     Overall unassisted web sales at Insight UK increased to 16.9% of net sales for the quarter ended March 31, 2003 from 10.0% for the quarter ended March 31, 2002 due to increased focus on increasing customers’ use of Insight UK’s web site for routine purchases. An increase in the percentage of unassisted web sales reduces selling and administrative expenses as these sales are transacted without the assistance of an account executive. The percentage of shipments made using electronic “direct ship” programs with our suppliers increased to 53% for the quarter ended March 31, 2003 from 35% for the quarter ended March 31, 2002 due to the expansion of EDI relationships with vendors in the United Kingdom. Direct shipments from suppliers to our customers reduce selling and administrative expenses but increase costs of goods sold due to increased prices charged by suppliers for this service.

     Restructuring Expenses. During the first quarter, Insight UK recorded $543,000 of restructuring expenses relating to severance associated with the elimination of service technicians and certain support and management functions at the end of the quarter. These expenses generally consist of employee termination benefits for 26 employees. See further discussion in Note 7 in Part I Item 1.

     Reductions in Liabilities Assumed in Previous Acquisition. During the quarter ended March 31, 2003, Insight UK settled certain liabilities assumed with the acquisition of Action plc in late 2001 for $2.5 million less than the amounts originally recorded. Normally, these items would be recorded as a reduction to goodwill. However, Insight UK recorded a goodwill impairment charge during the fourth quarter of 2002 which eliminated its entire goodwill balance; therefore, the $2.5 million reduction in assumed liabilities is recorded in the statement of earnings. The income resulting from the reduction in assumed liabilities was not taxable.

Direct Alliance

	Quarter ended March 31,

	2003		2002

Net sales	$19,618	100.0%	$25,700	100.0%
Cost of goods sold	14,907	76.0	20,310	79.0

Gross profit	4,711	24.0	5,390	21.0
Operating expenses:
Selling and administrative expenses	1,198	6.1	1,318	5.2

Earnings from operations	$3,513	17.9%	$4,072	15.8%

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

     Net Sales. Net sales derived from Direct Alliance decreased $6.1 million, or 24%, to $19.6 million for the three months ended March 31, 2003 from $25.7 million for the three months ended March 31, 2002. The decline in net sales is due primarily to a reduction in freight services that Direct Alliance provides to its clients and a decrease in pass through product sales. Additionally, one of Direct Alliance’s clients is winding down a program that is scheduled to end in May 2003. This client represented approximately 8.4% and 17.5% of Direct Alliance’s net sales for the three months ended March 31, 2003 and 2002, respectively. Service fees decreased 19% to $17.8 million for the three months ended March 31, 2003 from $22.1 million for the three months ended March 31,

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

2002.     Pass-through product sales decreased 50% to $1.8 million from $3.6 million for the three months ended March 31, 2003 and 2002, respectively. For the three months ended March 31, 2003, Direct Alliance’s largest outsourcing client accounted for approximately 61% of Direct Alliance’s net sales.

     Gross Profit. Direct Alliance’s gross profit decreased $679,000 or 13% to $4.7 million for the first quarter of 2003, compared to $5.4 million for the first quarter of 2002. The decline in gross profit is due primarily to a decrease in sales performance fees from the client whose program will end in the second quarter of 2003 and a decrease in system customization projects performed for various clients. Direct Alliance’s gross profit as a percentage of net sales increased from 21.0% for the three months ended March 31, 2002 to 24.0% for the three months ended March 31, 2003.

     Operating Expenses.

     Selling and Administrative Expenses. Selling and administrative expenses at Direct Alliance decreased 9% or $120,000 to $1.2 million for the quarter ended March 31, 2003 from $1.3 million for the quarter ended March 31, 2002. The decrease in selling and administrative expenses was due to reductions in personnel and other cost-cutting measures. Selling and administrative expenses as a percentage of net sales were 6.1% for the quarter ended March 31, 2003 compared to 5.2% for the quarter ended March 31, 2002.

PlusNet

	Quarter ended March 31,

	2003		2002

Net sales	$5,830	100.0%	$2,694	100.0%
Cost of goods sold	3,585	61.5	1,162	43.1

Gross profit	2,245	38.5	1,532	56.9
Operating expenses:
Selling and administrative expenses	1,731	29.7	1,158	43.0

Earnings from operations	$514	8.8%	$374	13.9%

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

     Net Sales. PlusNet’s net sales increased $3.1 million or 116% to $5.8 million for the year ended March 31, 2003, compared to net sales of $2.7 million for the quarter ended March 31, 2002. PlusNet has experienced a shift in the primary source of its net sales from “dial-up” to broadband Internet access customers. Although broadband Internet access is sold at a lower gross margin percentage, it is providing an increase in net sales and earnings from operations for PlusNet. PlusNet expects broadband Internet access to continue to increase as a percentage of net sales.

     Gross Profit. PlusNet’s gross profit as a percentage of net sales decreased from 56.9% in the first quarter of 2002 to 38.5% in the first quarter of 2003 due to broadband Internet access, which is sold at lower gross margins, representing a higher percentage of net sales in the first quarter of 2003.

     Operating Expenses.

     Selling and Administrative Expenses. For the first quarter of 2003, PlusNet’s selling and administrative expenses were 29.7% of net sales compared to 43.0% in the same quarter in 2002. This decrease was due to an increase in net sales offset partially by increases in personnel expenses and bad debt expense.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

     Our primary capital needs have been to provide capital and to fund our working capital requirements, for potential acquisitions and capital expenditures necessitated by our growth. Capital expenditures for the quarters ended March 31, 2003 and 2002 were $6.2 million and $2.9 million, respectively. Capital expenditures for the quarter ended March 31, 2003 primarily relate to software associated with the system conversion. Capital expenditures for the quarter ended March 31, 2002 primarily relate to capitalized costs of computer software developed for internal use.

     Our net cash provided by operating activities was $88.2 million for the three months ended March 31, 2003 as compared to $28.8 million for the three months ended March 31, 2002. Cash flows from operations in the current quarter was primarily generated by a $42.3 million decrease in accounts receivable, a $20.7 million increase in accrued expenses and other current liabilities and $7.0 million in net earnings. The decrease in accounts receivable is due to reduced sales during the quarter along with a lower percentage of the quarter’s sales being made at the end of the quarter. The increase in accrued expenses and other liabilities resulted primarily from payments on binding customer contracts that have not yet been recognized as net sales.

     Our financing arrangements include a $200,000,000 accounts receivable securitization program, a $30,000,000 revolving line of credit and a $40,000,000 inventory financing facility.

     We have entered into an agreement to sell trade receivables periodically to a special purpose accounts receivable and financing entity (the “SPE”), which is exclusively engaged in purchasing trade receivables from us. The SPE is a wholly owned, bankruptcy-remote entity that we have consolidated in our financial statements. The SPE funds its purchases by selling undivided interests in up to $200,000,000 of eligible receivables to a multi-seller conduit administered by an independent financial institution. The sales to the conduit do not qualify for sale treatment under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and therefore the receivables remain recorded on our condensed consolidated financial statements. At March 31, 2003, the SPE owned $290,184,000 of receivables that are recorded at fair value and are included in our condensed consolidated balance sheet of which $153,400,000 was eligible for funding. The facility expires December 30, 2003. Accordingly, the $30,000,000 outstanding at March 31, 2003 is recorded as short-term debt. Interest is payable monthly and the interest rate on borrowed funds as of March 31, 2003 was 1.86%. We also pay a commitment fee on the facility equal to 0.35% of the unused balance. At March 31, 2003, $123,400,000 was available under the facility.

     As of March 31, 2003, we had no amounts outstanding under our $30,000,000 revolving line of credit. The line of credit bears interest, payable quarterly, at a rate chosen by us among available rates subject to our leverage ratio and other terms and conditions. The available rates are the financial institution’s floating rate or the LIBOR based rate (4.65% and 3.45%, respectively at March 31, 2003). Any amounts outstanding would be recorded as long-term liabilities. The credit facility expires on December 31, 2005. We have an outstanding letter of credit that reduces the availability on this line of credit by $10,000,000. At March 31, 2003, $20,000,000 was available under the line of credit.

     Our $40,000,000 secured inventory facility can be used to facilitate the purchases of inventories from certain suppliers and amounts outstanding are classified on the balance sheet as accounts payable. As of March 31, 2003, there was $6,536,000 outstanding under the inventory facility and $33,464,000 was available. This facility is non-interest bearing if paid within its terms and expires December 31, 2005.

     The facilities contain various covenants including the requirement that we maintain a specified amount of tangible net worth and do not exceed leverage and minimum fixed charge requirements. We were in compliance with all such covenants at March 31, 2003.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     We have no off-balance sheet financing arrangements.

     Our future capital requirements include financing the following:

•	the growth of working capital items such as accounts receivable and inventories;

•	the purchase and internal development of software enhancements related to our IT system conversion;

•	equipment, furniture and fixtures to support future growth;

•	potential repurchases of our common stock; and

•	capital needs for integration of recent acquisitions and potential acquisitions.

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

Factors That May Affect Future Results and Financial Condition

     Integration and operation of past and future acquired businesses. Over the past eighteen months, we completed the acquisitions of Comark in the United States, Action in the United Kingdom and Kortex in Canada. These acquired operations now comprise a material portion of our business. Acquisitions involve numerous risks, including difficulties in the conversion of information systems and assimilation of operations of the acquired company, the diversion of management’s attention from other business concerns, risks of entering markets in which we have had no or only limited direct experience, assumption of unknown liabilities and the potential loss of key employees and/or customers of the acquired company, all of which in turn could have a material adverse effect on our business, results of operations and financial condition. In particular, there are risks associated with the integration of Comark in 2003. While we have achieved our goals for the integration to date, the final phase of the integration includes the conversion of our United States direct marketing operation to one IT system platform and combined business processes.

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

     Current unfavorable economic conditions (including uncertainty created by international situations). Our results of operations are influenced by a variety of factors, including general economic conditions, the condition of the computer and related products industry, shifts in demand for or availability of computer and related products and industry introductions of new products, upgrades or methods of distribution. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security, and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways that cannot be presently predicted.

     Actions of competitors. The IT products and services industry is intensely competitive. Competition is based primarily on price, product availability, speed of delivery, credit availability, ability to tailor specific solutions to customer needs and quality and breadth of product lines. We compete with manufacturers (including Dell and manufacturers whose products we sell such as Hewlett-Packard and IBM) as well as a large number and wide variety of marketers and resellers of IT products and services. These marketers and resellers include national direct marketers (such as Computer Discount Warehouse) and national and regional resellers including value-added resellers and specialty retailers, aggregators, distributors, national computer retailers, national computer retailers, computer superstores, Internet-only computer providers, consumer electronics and office supply superstores and mass merchandisers. Product manufacturers, in particular, have been increasing their efforts to sell directly to the business customer, particularly larger corporate customers, and thus have become more of a competitive threat to us than in the past.

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

     Changes in supplier reimbursement and buying programs. Certain suppliers provide us with substantial incentives in the form of payment discounts, supplier reimbursements, price protections and rebates. Supplier funds are used to offset, among other things, cost of goods sold, marketing costs and other operating expenses. No assurance can be given that we will continue to receive such incentives or that we will be able to collect outstanding amounts relating to these incentives in a timely manner, or at all. A reduction in, the discontinuance of, a significant delay in receiving or the inability to collect such incentives could have a material adverse effect on our business, results of operations and financial condition. Additionally, Compaq Computer Corporation and

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Hewlett-Packard Company merged on May 3, 2002. Effective November 1, 2002, the merged entity, Hewlett-Packard, instituted changes to its supplier funding programs and its operating agreements. These changes will cause us to be more dependent on Hewlett-Packard’s successful execution of its business plan as we will start acquiring more products directly from Hewlett-Packard as opposed to distributors. The program changes are still relatively new and we cannot assure you that these changes will not have a material adverse effect on our business, results of operations and financial condition. There is no assurance that other manufacturers will not also institute similar or more restrictive changes.

     Management of growth. Since our inception, we have experienced substantial changes in and expansion of our business and operations through both acquisitions such as Comark and Action, which collectively are now a material portion of our business, and internal growth. The Comark and Action acquisitions have placed, and any future acquisitions may place, significant demands on our operational, financial, administrative and other resources. For example, we will need to integrate our information systems with those of Comark in order to realize the efficiencies we expected when we acquired Comark. Our operating expenses and staffing levels have increased and are expected to increase in the future as our business grows. In particular, we have retained a significant percentage of the Comark and Action employees and there can be no assurance that such persons will perform to our expectations. Competition for highly-qualified personnel is intense, and there can be no assurance that we will be able to continue to attract, assimilate and retain qualified persons in the future. In addition, we expect that any future expansion will continue to challenge our ability to hire, train, motivate and manage our employees. We also expect over time to expend considerable resources to expand/convert our information system and to implement a variety of new systems and procedures. System conversion decisions may result in write-downs of existing hardware and software that will not be used after the integration or conversion. If our sales do not increase in proportion to our operating expenses, our information systems do not expand to meet increasing demands, or we fail to attract, assimilate and retain qualified personnel or otherwise fail to manage our expansion effectively, there would be a material adverse effect on our business, results of operations and financial condition. There can be no assurance that we will achieve our growth strategy.

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

     Risks associated with international operations. We initiated operations in Canada in 1997 and completed acquisitions in Europe in 1998 as part of our effort to penetrate international markets. In the fourth quarter of 2001, we completed additional acquisitions in Canada and the United Kingdom. Also in the fourth quarter of 2001, we closed down our German operation, which was acquired in 1998, in order to focus resources exclusively on the United Kingdom. In implementing our international strategy, we face barriers to entry and competition from local companies and other companies that already have established global businesses, as well as the risks generally associated with conducting business internationally. These risks include local labor conditions and regulations, exposure to currency fluctuations, limitations on foreign investment and the additional expense and risks inherent in operating in geographically and culturally diverse locations. While we believe we will effectively integrate our international acquisitions with our own operations, we may be unable to integrate smoothly the acquired companies’ sales, administration, distribution and information systems, resulting in our inability to realize anticipated cost savings and/or sales growth. For a discussion of risks associated with past and future acquisitions, see risk factor “Risks associated with past and future acquisitions,” elsewhere in this section. Because we may continue to develop our international business through acquisitions, we may also be subject to risks associated with such acquisitions, including those relating to the marriage of different corporate cultures and

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

shared decision-making. There can be no assurance that we will succeed in increasing our international business, or do so in a profitable manner.

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

     Reliance on our outsourcing clients. Through our operating segment, Direct Alliance, we perform business process outsourcing services for a small number of manufacturers in the computer and consumer electronics industry pursuant to various arrangements. For the quarters ended March 31, 2003 and, 2002, one outsourcing client accounted for approximately 61% and 52%, respectively, of Direct Alliance’s net sales. Although the contracts with this client are generally multi-year contracts, this client may cancel its contracts under certain circumstances on relatively short notice or elect to not renew them upon expiration. There is no assurance that we will be able to replace any outsourcing clients that terminate or fail to renew their relationships with us. Additionally, we seek to expand our offerings both within and outside of the computer industry. The failure to maintain current arrangements or the inability to enter into new ones within or outside the computer industry could have a material adverse effect on our business, results of operations and financial condition. Substantially all of our current outsourcing clients are manufacturers in the computer industry, and, therefore, are subject to the same risks as we are with respect to our Insight North America and Insight UK operations. These risks may negatively impact the amount of business our clients outsource to us.

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

     The majority of our existing financing arrangements expire in 2003 and if we are unable to renew these arrangements or replace them on acceptable terms we may incur higher interest expenses or your equity interest may be diluted. Our financing arrangements include a $200 million accounts receivable securitization program, a $30 million revolving line of credit and a $40 million inventory financing facility. The availability under each of these facilities is subject to formulas based on our eligible accounts receivable or inventories. As of March 31, 2003, the aggregate outstanding balance under these facilities was $37 million and we had $176 million available. The accounts receivable securitization program expires December 30, 2003 and the line of credit and inventory facility each expire on December 31, 2005. We may be unable to renew our existing accounts receivable securitization program or secure alternative financing or, if we are able to renew our existing accounts receivable securitization program or secure alternative financing, it may be on less favorable terms such as higher interest rates. If we were unable to renew our existing accounts receivable securitization program or secure alternative financing, we may be required to seek other financing alternatives such as selling additional equity securities or convertible debt securities that would dilute the equity interests of current shareholders. We cannot assure you that we will be able to obtain such financing on terms favorable to us or at all.

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

     The results of litigation may affect our operating results. From time to time we will be made defendants to lawsuits both in the ordinary course of business and as a result of other circumstances. Depending on the claims made and the nature of the relief sought, any such lawsuit, if decided against us, could adversely affect our results of operations. We are a defendant in a lawsuit pending in the United States District Court, District of Arizona which alleges violations of Section 10(b) of the Securities Exchange Act of 1934, and SEC Rule 10b-5. Three separate lawsuits filed by stockholders have been consolidated into a single action. The plaintiff in this action alleges we and certain of our officers made false and misleading statements pertaining to our business, operations and management in an effort to inflate the price of our common stock. The lawsuit also names as co-defendants: Eric J. Crown, the Chairman of our Board of Directors; Timothy A. Crown, our Chief Executive Officer and a director; and Stanley Laybourne, a director and our Executive Vice President, Chief Financial Officer and Treasurer. In the consolidated complaint, which was filed in December 2002, the plaintiff seeks class action status to represent all buyers of our common stock from September 3, 2001 through July 17, 2002. In February 2003, we filed a motion to dismiss which we expect will be argued in the Summer of 2003. We intend to defend the lawsuit vigorously. The costs associated with defending the allegations in these lawsuits and the potential outcome cannot be determined at this time and, accordingly, no estimate for such costs, other than the deductible amount under our directors and officers liability insurance policies have been included in these condensed consolidated financial statements.

     We issue options under our stock option plans and sell shares under our employee stock purchase plan, which dilute the interest of stockholders. We have reserved shares of our common stock for issuance under our Employee Stock Purchase Plan, our 1998 Long Term Incentive Plan (the “1998 LTIP”) and our 1999 Broad–Based Incentive Plan. As approved by our stockholders, our 1998 LTIP provides that additional shares may be reserved for issuance based on a formula contained in that plan. The formula provides that the total number of shares of common stock remaining for grant under the 1998 LTIP and any of our other option plans, plus the number of shares subject to unexercised options granted under any stock plan shall not exceed 20% of the outstanding shares of our common stock at the time of calculation of the additional shares. Therefore, we will reserve additional shares on an ongoing basis for issuance under this plan. At March 31, 2003, we had options outstanding to acquire 9,136,010 shares of common stock with a weighted average exercise price of $16.46. Based on the 1998 LTIP formula, we had 42,010 shares of common stock available for grant of stock options at March 31, 2003.

     Additionally, we have reserved shares of common stock of our subsidiaries, Direct Alliance Corporation and PlusNet Technologies Limited under the Direct Alliance 2000 Long-Term Incentive Plan and the PlusNet Technologies Limited 2000 Long-Term Incentive Plan. The amount of shares reserved for issuance under these plans represents 15% of the outstanding stock of the respective subsidiaries. At March 31, 2003 we had options

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

outstanding to acquire 2,857,500 shares of common stock of Direct Alliance Corporation at a weighted average exercise price of $1.42 and options to acquire 4,730,000 shares of common stock of PlusNet Technologies Limited at a weighted average exercise price of $0.33.

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

     Our stock price has experienced volatility. Our common stock has experienced in the past, and could experience in the future, substantial price volatility as a result of a number of factors, including:

•	quarterly increases or decreases in net sales, gross margin or earnings, and changes in our business, operations or prospects or any of our segments;

•	announcements by us, our competitors or our vendors;

•	changes in net sales or earnings estimates by the investment community;

•	speculation in the investment community about our strategic position and ability to integrate successfully the former Comark operations into our North American operations; and

•	speculation about our ability to successfully convert our United States direct marketing operations, which includes the former Comark operations, onto one IT system platform.

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

Recently Issued Accounting Pronouncements

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes the former guidance of Emerging Issues Task Force Issue No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured when the liability is incurred (as opposed to upon the date of an entity’s commitment to a plan as provided for under EITF 94-3). The provisions of SFAS No. 146 are effective for any exit or disposal activities that are initiated by us after December 31, 2002. The provisions of EITF Issue No. 00-16 did not have a material effect on our condensed consolidated financial statements.

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”),”Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. The disclosure provisions of FIN 45 are effective for financial statements for years ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on our condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The provisions of EITF Issue No. 00-21 are not expected to have a material effect on our condensed consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and are implemented in this document.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. The provisions of FIN 46 did not have a material effect on our condensed consolidated financial statements.

     In January 2003, the EITF reached a consensus on Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received From a Vendor.” EITF Issue No. 02-16 provides guidance on how resellers of vendors’ products should account for cash consideration received from their vendors. The provisions of EITF Issue No. 02-16 applies to arrangements, including modifications of existing arrangements, entered into after December 31, 2002 and are implemented in this document. As a result of the adoption of this pronouncement, we recorded approximately $2.7 million of vendor consideration as a reduction to costs of goods sold during the quarter ended March 31, 2003 that prior to the adoption would have been classified as a reduction of selling and administrative expenses. The change in classification resulted in a four-tenths percentage point (0.4%) increase in gross margin and a corresponding increase in selling and administrative expenses as a percentage of net sales compared to the prior classification.

INSIGHT ENTERPRISES, INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We have interest rate exposure arising from our financing arrangements, which have variable interest rates. These variable interest rates are affected by changes in short-term interest rates. We manage interest rate exposure through our conservative debt ratio target and our mix of fixed and variable rate debt. At March 31, 2003, the fair value of our long-term debt approximated its carrying value.

     We also have foreign currency translation exposure arising from the purchase and operation of foreign entities. We monitor our foreign currency exposure and may from time to time enter into hedging transactions to manage this exposure. There were no hedging transactions during the three months ended March 31, 2003 or hedging instruments outstanding at March 31, 2003.

Item 4. Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

     We are a defendant in a lawsuit pending in the United States District Court, District of Arizona which alleges violations of Section 10(b) of the Securities Exchange Act of 1934, and SEC Rule 10b-5. Three separate lawsuits filed by stockholders have been consolidated into a single action. The plaintiff in this action alleges we and certain of our officers made false and misleading statements pertaining to our business, operations and management in an effort to inflate the price of our common stock. The lawsuit also names as co-defendants: Eric J. Crown, the Chairman of our Board of Directors; Timothy A. Crown, our Chief Executive Officer and a director; and Stanley Laybourne, a director and our Executive Vice President, Chief Financial Officer and Treasurer. In the consolidated complaint, which was filed in December 2002, the plaintiff seeks class action status to represent all buyers of our common stock from September 3, 2001 through July 17, 2002. In February 2003, we filed a motion to dismiss which we expect will be argued in the Summer of 2003. We intend to defend the lawsuit vigorously. The costs associated with defending the allegations in these lawsuits and the potential outcome cannot be determined at this time and, accordingly, no estimate for such costs, other than the deductible

INSIGHT ENTERPRISES, INC.

amount under our directors and officers liability insurance policies have been included in these condensed consolidated financial statements.

     We are also party to various legal proceedings arising in the ordinary course of business. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to material legal matters pending against us, as well as adequate provisions for any probable and estimable losses. It is possible, nevertheless, that the results of our operations or cash flows could be affected in any particular period by the resolution of a legal proceeding.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

INSIGHT ENTERPRISES, INC.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits. (unless otherwise noted, exhibits are filed herewith)

Exhibit No.		Description

3.1		Composite Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of our annual report on Form 10-K for the year ended December 31, 2001 filed on April 1, 2002).

3.2		Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of our annual report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000).

4.1		Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).

4.2		Stockholder Rights Agreement (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on March 17, 1999).

10.1	(1)	Summary Description of Bonus Agreement between Insight Services Corporation, Insight Direct Worldwide, Inc. and Joel Borovay effective January 1, 2003.

10.2	(1)	Summary Description of Bonus Agreement between Comark Inc. and Timothy McGrath effective January 1, 2003.

10.3	(1)	Separation Agreement and Release between Insight Enterprises, Inc. and Michael V. Wise dated February 25, 2003.

10.4	(1)	Second Amendment to Employment Agreement and Consulting Agreement between Insight Services Corporation, Insight Direct Worldwide, Inc. and Joel Borovay dated as of April 1, 2003.

99.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

99.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Management contract or compensatory plan or arrangement.

(b)   Current Reports on Form 8-K filed or furnished during the quarter covered by this Form 10-Q are as follows:

1.	A Form 8-K was filed on February 3, 2003, and included, under Item 5, a press release entitled “Insight Enterprises, Inc. Reports Fourth Quarter Results” containing consolidated financial statements and other information for the fourth quarter of 2002.

2.	A Form 8-K was furnished on April 24, 2003, and included, under Items 9 and 12, a press release entitled “Insight Enterprises, Inc. Reports First Quarter Results” containing financial statements and other information for the first quarter of 2003.

INSIGHT ENTERPRISES, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:	May 13, 2003	INSIGHT ENTERPRISES, INC

By:	/s/ Timothy A. Crown
Timothy A. Crown
Chief Executive Officer

By:	/s/ Stanley Laybourne
Stanley Laybourne
Executive Vice President,
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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

By:	/s/ Timothy A. Crown
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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

By:	/s/ Stanley Laybourne
Stanley Laybourne
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description

3.1		Composite Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of our annual report on Form 10-K for the year ended December 31, 2001 filed on April 1, 2002).

3.2		Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of our annual report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000).

4.1		Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).

4.2		Stockholder Rights Agreement (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on March 17, 1999).

10.1	(1)	Summary Description of Bonus Agreement between Insight Services Corporation, Insight Direct Worldwide, Inc. and Joel Borovay effective January 1, 2003.

10.2	(1)	Summary Description of Bonus Agreement between Comark Inc. and Timothy McGrath effective January 1, 2003.

10.3	(1)	Separation Agreement and Release between Insight Enterprises, Inc. and Michael V. Wise dated February 25, 2003.

10.4	(1)	Second Amendment to Employment Agreement and Consulting Agreement between Insight Services Corporation, Insight Direct Worldwide, Inc. and Joel Borovay dated as of April 1, 2003.

99.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

99.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Management contract or compensatory plan or arrangement.