Form 10-Q
period 2003-06-30
INSIGHT ENTERPRISES INC
filed 2003-08-13
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2003

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________ to _______________

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

Yes [X]           No [  ]

The number of shares outstanding of the issuer’s common stock as of August 6, 2003 was 46,201,256.

INSIGHT ENTERPRISES, INC.
FORM 10-Q QUARTERLY REPORT
Three Months Ended June 30, 2003

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

          Certain statements in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part 1, Item 2, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, among other statements, projections of matters that affect sales, gross profit, operating expenses, earnings from operations or net earnings; projections of capital expenditures; projections for growth; hiring plans; plans for future operations, including the execution of acquisition integration plans; financing needs or plans; plans relating to our products and services; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking information. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:

     •     risks associated with our integration and operation of past and future acquired businesses;

     •     reduced demand for products and services in our industry;

     •     current unfavorable economic conditions;

     •     changes in supplier reimbursement and buying programs;

     •     reliance on information and telephone systems;

     •     actions of competitors;

     •     our ability to manage growth successfully;

     •     risks associated with international operations;

     •     reliance on our outsourcing clients;

     •     reliance on suppliers;

     •     changing methods of distribution;

     •     availability of short-term financing arrangements;

     •     changes in state sales tax collection;

     •     rapid changes in product standards;

     •     dependence on key personnel;

     •     recently enacted and proposed changes in securities laws and regulations;

     •     results of litigation; and

     •     risks that are otherwise described from time to time in our Securities and Exchange Commission reports, including but not limited to the items discussed in “Factors that Could Affect Future Results” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report.

We assume no obligation and do not intend to update any forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash	$28,505	$30,930
Accounts receivable, net of allowances for doubtful accounts of $17,658 and $13,759, respectively	361,307	401,173
Inventories, net	75,684	73,387
Inventories not available for sale	6,534	19,808
Deferred income taxes and other current assets	28,189	33,269

Total current assets	500,219	558,567
Property and equipment, net	120,893	120,732
Goodwill, net	98,053	94,110
Other assets	86	322

	$719,251	$773,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$230,992	$235,772
Accrued expenses and other current liabilities	56,619	46,872
Current portion of long-term debt and capital leases	1,205	3,414
Short-term financing arrangements	15,000	91,178

Total current liabilities	303,816	377,236
Long-term debt and capital leases, less current portion	11,358	13,146
Deferred income taxes	6,847	8,058
Stockholders’ equity:
Preferred stock, $.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 100,000 shares authorized; 46,141 shares at June 30, 2003 and 46,073 shares at December 31, 2002 issued and outstanding	461	461
Additional paid-in capital	253,700	252,624
Retained earnings	127,793	112,597
Accumulated other comprehensive income - foreign currency translation adjustment	15,276	9,609

Total stockholders’ equity	397,230	375,291

	$719,251	$773,731

See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net sales	$725,414	$737,065	$1,436,685	$1,265,028
Costs of goods sold	637,153	650,181	1,263,439	1,112,574

Gross profit	88,261	86,884	173,246	152,454
Operating expenses:
Selling and administrative expenses	73,628	63,950	147,284	109,682
Restructuring expenses	639	—	3,465	—
Reductions in liabilities assumed in previous acquisition	—	—	(2,504)	—
Amortization	—	311	—	311

Earnings from operations	13,994	22,623	25,001	42,461
Non-operating expense, net	1,025	1,218	2,242	2,015

Earnings before income taxes	12,969	21,405	22,759	40,446
Income tax expense	4,800	8,262	7,563	15,238

Net earnings	$8,169	$13,143	$15,196	$25,208

Earnings per share:
Basic	$0.18	$0.29	$0.33	$0.58

Diluted	$0.18	$0.28	$0.33	$0.56

Shares used in per share calculation:
Basic	46,136	44,924	46,114	43,549

Diluted	46,255	46,363	46,192	44,991

See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Common Stock		Additional		Other	Total
			Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balances at December 31, 2002	46,073	$461	$252,624	$112,597	$9,609	$375,291
Issuance of common stock under stock plans and employee stock purchase plan	68	—	1,076	—	—	1,076
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	5,667	5,667
Net earnings	—	—	—	15,196	—	15,196

Total comprehensive income						20,863

Balances at June 30, 2003	46,141	$461	$253,700	$127,793	$15,276	$397,230

See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net earnings	$15,196	$25,208
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	15,044	8,451
Provision for losses on accounts receivable	4,717	4,974
Write-down of obsolete, slow moving and non-salable inventories	5,275	4,277
Tax benefit from stock options exercised	—	5,189
Deferred income taxes	(4,082)	(153)
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	38,910	(27,436)
Decrease (increase) in inventories	5,901	(1,436)
Decrease in other current assets	8,233	4,383
(Increase) decrease in other assets	(2,635)	312
(Decrease) increase in accounts payable	(8,722)	34,414
Increase (decrease) in accrued expenses and other current liabilities	8,731	(13,654)

Net cash provided by operating activities	86,568	44,529

Cash flows from investing activities, net of acquisitions:
Purchases of property and equipment	(12,988)	(9,653)
Purchase of Comark	—	(102,392)

Net cash used in investing activities	(12,988)	(112,045)

Cash flows from financing activities, net of acquisitions:
Net repayments on financing arrangements and lines of credit	(76,182)	9,302
Net repayment of long-term debt and capital leases	(1,792)	(1,569)
Proceeds from sales of common stock through employee stock plans	1,076	27,844

Net cash (used in) provided by financing activities	(76,898)	35,577

Foreign currency effect on cash flow	893	71

Decrease in cash	(2,425)	(31,868)
Cash at beginning of period	30,930	31,868

Cash at end of period	$28,505	$—

Supplemental disclosure of non-cash investing activity:
Common stock issued in connection with acquisition of Comark	$—	$50,000

Common stock issued to settle deferred compensation liability assumed in connection with the acquisition of Comark	$—	$2,000

See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     Description of Business

          We are a leading provider of information technology (“IT”) products and services to businesses in the United States, Canada and the United Kingdom. Our offerings include brand name computing products, advanced IT services and outsourcing of business processes. Our business is organized in four operating segments:

•	Single-source provider of IT products and services – North America (referred to as “Insight North America”);

•	Direct marketer of computing products and services – United Kingdom (referred to as “Insight UK”);

•	Business process outsourcing provider (referred to as “Direct Alliance”); and

•	Other – Internet service provider (referred to as “PlusNet”).

          Insight North America is one of the largest IT products and services resellers in North America, offering a broad line of over 200,000 brand name products primarily to businesses in the United States and Canada. Insight North America also offers its United States customers IT services such as advanced integration, custom configuration, network design, deployment and installation, as well as third-party services such as warranties, training and leasing. Insight North America sells these products and services through a staff of customer-dedicated account executives utilizing proactive outbound telephone-based sales, a customer-focused face-to-face field sales force and electronic commerce (primarily the Internet).

          Insight UK is a direct marketer of IT products, offering a broad line of over 70,000 brand name products to businesses in the United Kingdom. Insight UK sells these products through a staff of customer-dedicated account executives utilizing proactive outbound telephone-based sales, a customer-focused face-to-face field sales force, a comprehensive catalog mailed to regular and prospective buyers that generates in-bound telephone calls and electronic commerce (primarily the Internet).

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

2. Basis of Presentation

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2003, the results of operations for the three and six months ended June 30, 2003 and 2002, stockholders’ equity and the cash flows for the six months ended June 30, 2003 and 2002. The condensed consolidated balance sheet as of December 31, 2002 was derived from the audited consolidated financial statements at such date. The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States.

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

3. Stock Based Compensation

          We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25” to account for our fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic value-based method of accounting described above and have adopted the disclosure requirements of SFAS No. 123. Accordingly, we do not recognize compensation expense for any of our stock-based plans because we do not issue options at exercise prices below the market value at date of grant. Had compensation cost for our stock-based plans been determined consistent with SFAS No. 123, our net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net earnings as reported	$8,169	$13,143	$15,196	$25,208
Total stock-based employee compensation expense/income determined under fair value based method for all awards, net of related tax effects	52	(2,299)	(2,067)	(4,645)

Pro forma net earnings	$8,221	$10,844	$13,129	$20,563

Basic earnings per share:
As reported	$0.18	$0.29	$0.33	$0.58

Pro forma	$0.18	$0.24	$0.28	$0.47

Diluted earnings per share:
As reported	$0.18	$0.28	$0.33	$0.56

Pro forma	$0.18	$0.23	$0.28	$0.45

          On April 17, 2003, our chief executive officer tendered for cancellation options to acquire an aggregate of 952,671 shares, which we purchased for an aggregate consideration of $952.67. The compensation income of

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

$52,000 for the three months ended June 30, 2003 resulted from the adjustment of prior compensation expense related to the cancellation of these options, offset by compensation cost related to remaining outstanding options.

          We recognize the compensation expense associated with the issuance of restricted stock ratably over the vesting period. The total compensation expense associated with restricted stock is determined by multiplying the number of shares awarded by the closing price on the date of grant. Recipients of restricted stock are entitled to receive any dividends declared on our common stock and have voting rights, regardless of whether such shares have vested. Unvested shares of restricted stock are forfeited if the recipient resigns or is terminated with cause.

4. Earnings Per Share

          Our basic earnings per share (“EPS”) is calculated based on net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes additional dilution from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options.

          The reconciliation of the numerators and denominators of the basic and diluted EPS calculations were as follows for the three and six-month periods ended June 30, 2003 and 2002 (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Numerator:
Net earnings	$8,169	$13,143	$15,196	$25,208

Denominator:
Weighted-average shares used to compute basic EPS	46,136	44,924	46,114	43,549
Dilutive potential common shares due to dilutive options and other stock based awards, net of tax effect	119	1,439	78	1,442

Weighted-average shares used to compute diluted EPS	46,255	46,363	46,192	44,991

Earnings per share:
Basic	$0.18	$0.29	$0.33	$0.58

Diluted	$0.18	$0.28	$0.33	$0.56

5. Financing Arrangements

          Our financing arrangements include a $200,000,000 accounts receivable securitization program, a $30,000,000 revolving line of credit and a $40,000,000 inventories financing facility.

          We have entered into an agreement to sell accounts receivable periodically to a special purpose accounts receivable and financing entity (the “SPE”), which is exclusively engaged in purchasing accounts receivable from us. The SPE is a wholly-owned, bankruptcy-remote entity that we have consolidated in our condensed consolidated financial statements. The SPE funds its purchases by selling undivided interests in up to $200,000,000 of eligible trade accounts receivable to a multi-seller conduit administered by an independent financial institution. The sales to the conduit do not qualify for sale treatment under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”; therefore, the accounts receivable remain recorded on our condensed consolidated financial statements. At June 30, 2003, the SPE owned $287,180,000 of accounts receivable that are recorded at fair value and are included in our condensed consolidated balance sheet, of which $154,923,000 was eligible for funding. The facility expires December 30, 2003 and accordingly, the $15,000,000 outstanding at June 30, 2003 is recorded as short-term debt. Interest is payable monthly and the interest rate on borrowed funds as

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

of June 30, 2003 was 1.81%. We also pay a commitment fee on the facility equal to 0.35% of the unused balance. At June 30, 2003, $139,923,000 was available under the facility.

          As of June 30, 2003, we had no amounts outstanding under our $30,000,000 revolving line of credit. The line of credit bears interest, payable quarterly, at a rate chosen by us among available rates subject to our leverage ratio and other terms and conditions. The available rates are the financial institution’s floating rate or the LIBOR based rate (5.85% and 2.97%, respectively at June 30, 2003). Any amounts outstanding would be recorded as long-term liabilities. The credit facility expires on December 31, 2005. We have an outstanding letter of credit that reduces the availability on this line of credit by $10,000,000. At June 30, 2003, $20,000,000 was available under the line of credit.

          Our $40,000,000 secured inventories facility can be used to facilitate the purchases of inventories from certain suppliers and amounts outstanding are classified on the condensed consolidated balance sheet as accounts payable. As of June 30, 2003, there was $12,730,000 outstanding under the inventories facility and $27,270,000 was available. This facility is non-interest bearing if paid within its terms and expires December 31, 2005.

          The facilities contain various covenants including the requirement that we maintain a specified amount of tangible net worth and do not exceed leverage and minimum fixed charge requirements. We were in compliance with all such covenants at June 30, 2003.

6. Income Taxes

          The Company’s effective tax rate was 37.0% for the three months ended June 30, 2003 and 38.6% for the three months ended June 30, 2002. Our effective tax rate for the six months ended June 30, 2003 was 33.2% and 37.7% for the six months ended June 30, 2002. Our effective tax rates differ from the United States federal statutory rate of 35% in all periods due to state income taxes, net of federal income tax benefit, and lower tax rates on earnings in Canada and the United Kingdom. The effective tax rate for the six months ended June 30, 2003 was also reduced by income recorded for the reduction of certain Insight UK liabilities assumed in connection with a previous acquisition which were not taxable.

7. Goodwill

          The changes in the carrying amount of goodwill for the six months ended June 30, 2003 are as follows (in thousands):

	Insight North	Insight	Direct
	America	UK	Alliance	PlusNet	Total

Balance at December 31, 2002	$80,783	$—	$—	$13,327	$94,110
Goodwill adjustments related to final Comark integration plan	2,101	—	—	—	2,101
Year one earn-out payment related to the Comark acquisition	806	—	—	—	806
Currency translation adjustment	679	—	—	357	1,036

Balance at June 30, 2003	$84,369	$—	$—	$13,684	$98,053

          During the six months ended June 30, 2003, Insight UK settled certain liabilities assumed with the acquisition of Action in late 2001 for $2,504,000 less than the amounts originally recorded. Normally, these

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

items would be recorded as a reduction to goodwill. However, Insight UK recorded a goodwill impairment charge during the fourth quarter of 2002 which eliminated its entire goodwill balance. Accordingly, the $2,504,000 reduction in assumed liabilities was recorded in the statement of earnings during the first quarter of 2003. The income resulting from the reduction in assumed liabilities was not taxable.

8. Restructuring and Acquisition Integration Activities

Acquisition-Related Restructuring Costs Expensed in 2003

          During the six months ended June 30, 2003, Insight North America recorded $2,283,000 in restructuring expenses associated with costs incurred to close Insight North America’s distribution facility in Indiana and $639,000 in connection with the elimination of certain support and management positions. The Indiana facility was closed in order to consolidate warehouse and distribution facilities in Illinois in accordance with the Comark integration plan. The restructuring expenses generally consist of employee termination benefits of $820,000, facilities based expenses of $954,000, and non-cash expenses related to abandoned assets of $1,148,000. The facilities based expenses consist of remaining lease obligations and expenses to remove leasehold improvements. Of the $954,000 recorded for facilities based expenses, cash payments of $213,000 and adjustments of $46,000 were made leaving an accrual of $787,000 at June 30, 2003. The employee termination benefits relate to severance and termination benefits paid during the six months ended June 30, 2003 to 109 employees.

          Also during the six months ended June 30, 2003, Insight UK recorded $543,000 of restructuring expenses relating to severance associated with the elimination of service technicians and certain support and management functions. These expenses generally consist of employee termination benefits for 26 employees. During the six months ended June 30, 2003, foreign currency translation adjustments of $18,000 were recorded and $306,000 was paid leaving an accrual of $255,000 at June 30, 2003.

          We recorded the restructuring expenses in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” or SFAS No. 112, “Employers’ Accounting for Post-Employment Benefits,” as appropriate.

          The following table details the changes in these liabilities during the six months ended June 30, 2003 (in thousands):

	Insight North America			Insight UK

	Employee			Employee
	Termination	Facilities	Segment	Termination	Segment
	Benefits	Based	Total	Benefits	Total	Total

Restructuring expenses	$181	$954	$1,135	$543	$543	$1,678
Adjustments	—	46	46	18	18	64
Cash payments	(181)	(213)	(394)	(306)	(306)	(700)

Balance at June 30, 2003	$—	$787	$787	$255	$255	$1,042

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

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

          The charge of $1,819,000 to restructure the organization consisted of employee termination benefits and facilities based costs, of which $595,000 was still accrued at December 31, 2002. During the six months ended June 30, 2003, an additional accrual was made to the employee termination benefits related to severance payments and transition bonuses of $1,083,000 for 29 additional employees who were terminated in connection with the elimination of certain duplicative activities resulting from the acquisition. These adjustments were offset by cash payments of $1,583,000. Additional facilities based costs of $19,000 were accrued during the quarter related to lease termination costs associated with vacating duplicate facilities. The cash payments for facilities based costs during the six months ended June 30, 2003 were $76,000, leaving an accrual of $38,000 at June 30, 2003.

          The following table details the changes in these liabilities during the six months ended June 30, 2003 (in thousands):

	Employee
	Termination	Facilities
	Benefits	Based	Total

Balance at December 31, 2002	$500	$95	$595
Adjustments	1,083	19	1,102
Cash payments	(1,583)	(76)	(1,659)

Balance at June 30, 2003	$—	$38	$38

Acquisition-Related Restructuring Costs Capitalized in 2001 as a Cost of Acquisition of Action

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

          The $18,440,000 cost to restructure the organization consisted of employee termination benefits and facilities based costs of $3,532,000 and $14,908,000, respectively. Adjustments to the accrued costs in the six months ended June 30, 2003 of $6,000 primarily represent fluctuations in the exchange rates for the United Kingdom. Employee termination benefits of $11,000 were paid in the first quarter of 2003. The facilities based costs primarily consist of remaining lease commitments on unused facilities or estimated costs to terminate lease commitments, reduced by estimated subleases. Facilities based costs of $652,000 were paid in the six months ended June 30, 2003, resulting in an ending accrual balance at June 30, 2003 of $9,064,000.

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

          The following table details the change in these liabilities for the six months ended June 30, 2003 (in thousands):

	Employee
	Termination	Facilities	Segment
	Benefits	Based	Total

Balance at December 31, 2002	$242	$9,479	$9,721
Adjustments	(231)	237	6
Cash payments	(11)	(652)	(663)

Balance at June 30, 2003	$—	$9,064	$9,064

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

          The $3,653,000 charge to restructure the organization in 2001 consisted of employee termination benefits and facilities based expenses of $2,641,000 and $1,012,000, respectively. At December 31, 2002, facilities based costs of $279,000 remained accrued at Insight North America. The facilities based costs primarily consist of remaining lease commitments on unused facilities or estimated costs to terminate lease commitments. During the six months ended June 30, 2003, facilities based costs of $85,000 were paid and adjustments of $28,000 were made for foreign currency translation, resulting in an ending accrual of $222,000 at June 30, 2003.

          At June 30, 2003, facilities based costs of $19,000 remained accrued at Insight UK as there were no cash payments or adjustments made to the lease commitments associated with UK facilities that are no longer in use.

          The following table details the changes in the facilities based costs during the six months ended June 30, 2003 (in thousands):

	Insight North
	America	Insight UK	Total

Balance at December 31, 2002	$279	$19	$298
Adjustments	28	—	28
Cash payments	(85)	—	(85)

Balance at June 30, 2003	$222	$19	$241

9. Contingencies

          We are a defendant in a lawsuit, which is a consolidation of three separate actions brought by stockholders, pending in the United States District Court, District of Arizona. The lawsuit alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiff in this action alleges we, and certain of our officers, made false and misleading statements pertaining to our business, operations and management in an effort to inflate the price of our common stock. The lawsuit also names as co-defendants: Eric J. Crown, the Chairman of our Board of Directors; Timothy A. Crown, our Chief Executive Officer and a director; and Stanley Laybourne, our Executive Vice President, Chief Financial Officer and Treasurer and a director. In the complaint, which was filed in December 2002, the plaintiff seeks class action status to represent all buyers of our common stock from September 3, 2001 through July 17, 2002. In February 2003, we filed a motion to dismiss. Oral arguments on the motion were heard on June 30, 2003, and we are currently awaiting the

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Court’s ruling. We intend to defend the lawsuit vigorously. The costs associated with defending the allegations in this lawsuit and the potential outcome cannot be determined at this time and, accordingly, no estimate for such costs, other than the deductible amount under our directors and officers liability insurance policies has been included in these condensed consolidated financial statements.

          We are also a party to various legal proceedings arising in the ordinary course of business. In accordance with SFAS No. 5, “Accounting for Contingencies,” we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to material legal matters pending against us, as well as adequate provisions for any probable and estimable losses. It is possible, nevertheless, that the results of our operations or cash flows could be materially and adversely affected in any particular period by the resolution of a legal proceeding.

10. Segment Information

          We have the following reportable operating segments:

•	Single-source provider of IT products and services – North America (referred to as “Insight North America”);

•	Direct marketer of computing products and services – United Kingdom (referred to as “Insight UK”);

•	Business process outsource provider (referred to as “Direct Alliance”); and

•	Other – Internet service provider (referred to as “PlusNet”).

          All intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments and on a consolidated basis. Net sales are defined as net sales to external customers. None of our customers exceeded ten percent of consolidated net sales.

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

          The tables below present information about our reportable segments as of and for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended June 30, 2003

	Insight
	North	Insight		Insight	Direct
	America	UK	PlusNet	Total	Alliance	Consolidated

Net sales	$609,906	$90,702	$6,514	$707,122	$18,292	$725,414
Costs of goods sold	540,872	78,763	4,174	623,809	13,344	637,153

Gross profit	69,034	11,939	2,340	83,313	4,948	88,261
Operating expenses:
Selling and administrative expenses	59,624	11,249	1,612	72,485	1,143	73,628
Restructuring expenses	639	—	—	639	—	639

Earnings from operations	$8,771	$690	$728	$10,189	$3,805	$13,994

Total assets	$647,226	$99,901	$26,720	$773,847	$53,079	$719,251	*

	Three Months Ended June 30, 2002

	Insight
	North	Insight		Insight	Direct
	America	UK	PlusNet	Total	Alliance	Consolidated

Net sales	$624,637	$85,430	$3,159	$713,226	$23,839	$737,065
Costs of goods sold	554,777	75,073	1,489	631,339	18,842	650,181

Gross profit	69,860	10,357	1,670	81,887	4,997	86,884
Operating expenses:
Selling and administrative expenses	50,363	11,546	1,155	63,064	886	63,950
Amortization	311	—	—	311	—	311

Earnings (loss) from operations	$19,186	$(1,189)	$515	$18,512	$4,111	$22,623

Total assets	$867,080	$210,539	$6,931	$1,084,550	$49,952	$862,184	*

*     Condensed consolidated total assets include net intercompany eliminations and corporate assets of $107,675 and $272,318 at June 30, 2003, and 2002, respectively.

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended June 30, 2003

	Insight
	North	Insight		Insight	Direct
	America	UK	PlusNet	Total	Alliance	Consolidated

Net sales	$1,201,302	$185,129	$12,344	$1,398,775	$37,910	$1,436,685
Costs of goods sold	1,067,303	160,126	7,759	1,235,188	28,251	1,263,439

Gross profit	133,999	25,003	4,585	163,587	9,659	173,246
Operating expenses:
Selling and administrative expenses	118,354	23,246	3,343	144,943	2,341	147,284
Restructuring expenses	2,922	543	—	3,465	—	3,465
Reductions in liabilities assumed in previous acquisition	—	(2,504)	—	(2,504)	—	(2,504)

Earnings from operations	$12,723	$3,718	$1,242	$17,683	$7,318	$25,001

Total assets	$647,226	$99,901	$26,720	$773,847	$53,079	$719,251	*

	Six Months Ended June 30, 2002

	Insight
	North	Insight		Insight	Direct
	America	UK	PlusNet	Total	Alliance	Consolidated

Net sales	$1,014,007	$195,629	$5,853	$1,215,489	$49,539	$1,265,028
Costs of goods sold	899,616	171,155	2,651	1,073,422	39,152	1,112,574

Gross profit	114,391	24,474	3,202	142,067	10,387	152,454
Operating expenses:
Selling and administrative expenses	82,511	22,654	2,313	107,478	2,204	109,682
Amortization	311	—	—	311	—	311

Earnings from operations	$31,569	$1,820	$889	$34,278	$8,183	$42,461

Total assets	$867,080	$210,539	$6,931	$1,084,550	$49,952	$862,184	*

*Condensed consolidated total assets include net intercompany eliminations and corporate assets of $107,675 and $272,318 at June 30, 2003, and 2002, respectively.

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

Critical Accounting Policies and Estimates

General

          Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Members of our senior management have discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated condensed financial statements.

Sales Recognition

          The majority of our sales are product sales, which are covered by our sales agreements containing our standard terms and conditions. Usual sales terms are FOB shipping point, at which time title and risk of loss are passed to the customer. Sales are recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred or services have been rendered, the sales price is fixed and determinable and collectibility is reasonably assured. Using these tests, the majority of our sales are product sales recognized upon shipment. From time to time, in the sale of products and services, we enter into contracts which contain multiple elements or non-standard terms and conditions. As a result, significant contract interpretation may be required to determine the appropriate accounting, including how the price should be allocated among the deliverable elements if there are multiple deliverables, whether undelivered elements are essential to the functionality of delivered elements, and when to recognize the sale. We recognize sales for delivered elements only when the following criteria are satisfied:

•	Undelivered elements are not essential to the functionality of delivered elements;

•	Uncertainties regarding customer acceptance are resolved;

•	No significant obligations remain; and

•	The fair value of each undelivered element is known.

Changes in the allocation of the sales price among deliverables might affect the timing of sales recognition but would not change the total sales recognized on the contract.

          We also sell certain third-party service contracts and certain software products for which we are not the primary obligor. These sales do not meet the criteria for gross sales recognition and thus are recorded on a net sales recognition basis. As we enter into contracts with third-party service providers or vendors, we must evaluate whether the subsequent sales of such services should be recorded as gross sales or net sales. Under gross sales recognition, the entire selling price is recorded in sales, and our cost to the third-party service provider or vendor is recorded in costs of goods sold. Under net sales recognition, the cost to the third-party service provider or

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

vendor is recorded as a reduction to sales resulting in net sales equal to the gross profit on the transaction with no costs of goods sold.

          We make provisions for estimated product returns that we expect to occur under our return policy based upon historical return rates. Should customers return a different amount of product than originally estimated, future net sales are adjusted to reflect historical return rates.

Consideration Received From Vendors

          We receive payments and credits from vendors, including consideration pursuant to volume incentive programs and cooperative marketing programs. Pursuant to Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor,” which we adopted January 1, 2003, vendor consideration received pursuant to volume incentive programs is classified as a reduction to costs of goods sold and is recognized upon certain product volume thresholds being met. Cooperative marketing programs, which represent a reimbursement of specific, incremental, identifiable costs, are included as a reduction of the related selling and administrative expenses in the period the program takes place. Consideration that exceeds the specific, incremental, identifiable costs is classified as a reduction of costs of goods sold. Additionally, vendor consideration based on volume purchase incentives, rather than volume sales incentives, is also allocated to inventories based on applicable incentives from each vendor.

Business Combinations

          We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. The determination of fair values requires us to make significant estimates and assumptions, especially with respect to acquired intangible assets. Critical estimates in valuing certain intangible assets include but are not limited to: future expected cash flows from customer contracts; customer lists; brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in our product portfolio; and discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

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

Valuation of Long-Lived Assets Including Purchased Intangible Assets and Goodwill

          We review property, plant and equipment, and purchased intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. This approach uses our estimates of future market growth, forecasted sales and costs, expected periods the assets will be utilized and appropriate discount rates.

          Annually, during the fourth quarter, we assess whether goodwill is impaired. Upon determining the existence of goodwill impairment, we measure that impairment based on the amount by which the book value of goodwill exceeds its implied fair value. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the book value of goodwill has been impaired.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

          Such evaluations of impairment of long-lived assets including goodwill and purchased intangible assets are an integral part of, but do not constitute all of our actions relating to, our strategic reviews of our business and operations performed in conjunction with restructuring actions. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Deterioration of our business in a geographic region or within a business segment in the future could lead to impairment adjustments as such issues are identified.

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

Taxes on Earnings

          Our effective tax rate includes the effect of certain undistributed foreign earnings for which no United States taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States. Earnings remittance amounts are planned based on the projected cash flow needs as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Material changes in our estimates of cash, working capital and long-term investment requirements could affect our effective tax rate.

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

Restructuring and Acquisition Integration Activities

          During the six months ended June 30, 2003, Insight North America recorded restructuring expenses associated with costs incurred to close Insight North America’s distribution facility in Indiana and severance associated with the elimination of certain support and management positions. Also, during the six months ended June 30, 2003, Insight UK recorded restructuring expenses relating to severance associated with the elimination of service technicians and certain support and management functions. We recorded the restructuring expenses in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 146, “Accounting for Costs Associated

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

with Exit or Disposal Activities” or SFAS No. 112, “Employers’ Accounting for Post-Employment Benefits,” as appropriate.

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

          See further discussion about restructuring and acquisition integration activities in Note 8 to the condensed consolidated financial statements in Part I, Item 1.

RESULTS OF OPERATIONS

Overview

Acquisition of Comark

          On April 25, 2002, we acquired all of the outstanding stock of Comark, a leading provider of IT products and services in the United States. As a result, the fluctuations in the operating results of Insight Enterprises, Inc. and our Insight North America operating segment in the three and six months ended June 30, 2003 as compared to the results for the three and six months ended June 30, 2002 are due, generally, to the acquisition of Comark. The Historical Results of Operations section below presents a discussion of our condensed consolidated operating results using the historical results of Insight Enterprises, Inc. prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for the three and six months ended June 30, 2003 and 2002, including Comark’s results of operations from April 25, 2002 (the acquisition date).

          In order to provide additional information relating to our operating results, we also present, below under Pro Forma Combined Company Results, a discussion of our historical operating results for the three and six months ended June 30, 2003 prepared in accordance with GAAP compared with condensed consolidated operating results presented as if Insight Enterprises, Inc. and Comark had been a combined company during the entire three and six months ended June 30, 2002. We have included this additional information in order to provide further understanding of our operating results, prior period trends and current position. This supplemental information is presented in a manner consistent with the disclosure requirements of SFAS No. 141, “Business Combinations.” Pro Forma information is useful in analyzing operating performance, but it should be used only in conjunction with results reported in accordance with GAAP.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

HISTORICAL RESULTS OF OPERATIONS

          The following discussion compares the historical condensed consolidated results of operations on a GAAP basis for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,				Six Months Ended June 30,

	2003		2002		2003		2002

	(in thousands) (unaudited)
Net sales	725,414	100.0%	737,065	100.0%	1,436,685	100.0%	1,265,028	100.0%
Costs of goods sold	637,153	87.8	650,181	88.2	1,263,439	87.9	1,112,574	87.9

Gross profit	88,261	12.2	86,884	11.8	173,246	12.1	152,454	12.1
Operating expenses:
Selling and administrative expenses	73,628	10.2	63,950	8.7	147,284	10.4	109,682	8.7
Restructuring expenses	639	0.1	—	—	3,465	0.2	—	—
Reductions in liabilities assumed in previous acquisition	—	—	—	—	(2,504)	(0.2)	—	—
Amortization	—	—	311	—	—	—	311	—

Earnings from operations	13,994	1.9	22,623	3.1	25,001	1.7	42,461	3.4
Non-operating expense, net	1,025	0.1	1,218	0.2	2,242	0.1	2,015	0.2

Earnings before income taxes	12,969	1.8	21,405	2.9	22,759	1.6	40,446	3.2
Income tax expense	4,800	0.7	8,262	1.1	7,563	0.5	15,238	1.2

Net earnings	8,169	1.1%	13,143	1.8%	15,196	1.1%	25,208	2.0%

Three and Six Months Ended June 30, 2003 Compared to Three and Six Months Ended June 30, 2002

          Net Sales. Net sales for the quarter ended June 30, 2003 decreased 2% to $725.4 million from $737.1 million in the same period in 2002. Net sales decreased due to decreases in IT spending in an uncertain economic and international environment despite the fact that net sales attributable to Comark, which was acquired on April 25, 2002, are only included for two of the three months ended June 30, 2002. The decrease in net sales was offset partially by increases in the exchange rates for the United Kingdom and Canada. Net sales for the six months ended June 30, 2003, increased 14% to $1,436.7 million from $1,265.0 million for the six months ended June 30, 2002. The increase in net sales is due to the fact that net sales attributable to Comark, which was acquired on April 25, 2002, are only included for two of the six months ended June 30, 2002 and increases in the exchange rates for the United Kingdom and Canada. These increases were offset partially by decreases in IT spending in an uncertain economic and international environment.

          Gross Profit. Gross profit for the quarter ended June 30, 2003 increased 2%, to $88.3 million from $86.9 million in the same period in 2002. Gross profit for the six months ended June 30, 2003, increased 14% to $173.2 million from $152.5 million for the six months ended June 30, 2002. As a percentage of net sales, gross profit increased to 12.2% for the quarter ended June 30, 2003 from 11.8% for the second quarter 2002. The increase in gross profit as a percentage of sales is due primarily to increases in product margin for Insight North America, increases in gross margin for Direct Alliance and a change in accounting classification for certain funds received from vendors for both Insight North America and Insight UK. These increases were offset partially by lower gross margins on sales to large corporate enterprises added with the acquisition of Comark and declines in supplier reimbursement funds for Insight North America and Insight UK. Gross margin for the six month periods ended June 30, 2003 and 2002 was 12.1%.

          Effective January 1, 2003, the Company adopted EITF Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor.” As a result of the adoption of this pronouncement, we recorded approximately $2.5 million and $5.2 million, respectively, of vendor consideration as a reduction to costs of goods sold during the three and six months ended June 30, 2003 that, prior to the adoption, would have been

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

classified as a reduction of selling and administrative expenses. For the three and six months ended June 30, 2003, the change in classification resulted in a 0.36% and 0.37%, respectively, increase in gross margin and a corresponding increase in selling and administrative expenses as a percentage of net sales compared to the prior classification.

          Operating Expenses.

          Selling and Administrative Expenses. Selling and administrative expenses for the quarter ended June 30, 2003 increased 15% to $73.6 million from $64.0 million in the same period in 2002. For the six months ended June 30, 2003, selling and administrative expenses increased 34% to $147.3 million from $109.7 million for the six months ended June 30, 2002. As a percentage of net sales, selling and administrative expenses increased to 10.2% for the quarter ended June 30, 2003 from 8.7% in the same period in 2002. For the six months ended June 30, 2003 selling and administrative expenses as a percentage of net sales increased to 10.4% from 8.7% in the six months ended June 30, 2002. The increase in selling and administrative expenses as a percentage of net sales in the 2003 periods compared to the 2002 periods was due primarily to:

•	additional costs, including stay bonuses, associated with maintaining duplicate support departments until the IT system conversion and final integration of Comark is completed in Insight North America;

•	a change in accounting classification of certain funds received from vendors for Insight North America and Insight UK;

•	accelerated depreciation due to a change in the estimated useful life of certain software assets that will no longer be used after the IT systems conversion in Insight North America is completed; and

•	selling and administrative expenses increasing at a higher rate than net sales primarily in Insight North America.

These increases in expenses were offset partially by expense reductions resulting from the continuing integration of Comark’s operations into the operations of Insight North America.

          Restructuring Expenses. During the six months ended June 30, 2003, Insight North America recorded $2.9 million in restructuring expenses associated with costs incurred to close Insight North America’s distribution facility in Indiana and severance associated with the elimination of certain support and management positions. The Indiana facility was closed in order to consolidate warehouse and distribution facilities in Illinois in accordance with the integration plan. These restructuring expenses primarily represented costs associated with terminated employees, abandoned assets and remaining lease obligations. Also, during the six months ended June 30, 2003, Insight UK recorded $543,000 of restructuring expenses relating to severance associated with the elimination of service technicians and certain support and management functions. See further discussion in Note 8 to the condensed consolidated financial statements in Part I, Item 1.

          Reductions in Liabilities Assumed in Previous Acquisition. During the six months ended June 30, 2003, Insight UK settled certain liabilities assumed with the acquisition of Action in late 2001 for $2.5 million less than the amounts originally recorded. Normally, these items would be recorded as a reduction to goodwill. However, Insight UK recorded a goodwill impairment charge during the fourth quarter of 2002 which eliminated its entire goodwill balance; therefore, the $2.5 million reduction in assumed liabilities is recorded in the statement of earnings. The income resulting from the reduction in assumed liabilities was not taxable.

          Amortization. Amortization relates to the amortization of Comark’s trade name obtained in connection with the acquisition of Comark.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

          Non-Operating Expense, Net. Non-operating expense, net, which consists primarily of interest expense and interest income, decreased to $1.0 million for the quarter ended June 30, 2003 from $1.2 million in the same period in 2002. Non-operating expense for the six months ended June 30, 2003 increased to $2.2 million from $2.0 million for the six months ended June 30, 2002. Interest expense of $658,000 and $883,000 for the three months ended June 30, 2003 and 2002, respectively, and $1.5 million and $1.7 million for the six months ended June 30, 2003 and 2002, respectively, primarily relates to borrowings under our credit facilities which were used to finance the acquisition of Comark in April 2002, working capital and capital expenditures. Interest expense has decreased due to decreases in interest-bearing debt incurred and assumed in connection with the acquisition of Comark and decreases in interest rates. Interest income of $188,000 and $31,000 for the three months ended June 30, 2003 and 2002, respectively, and $375,000 and $190,000 for the six months ended June 30, 2003 and 2002, respectively, was generated through short-term investments. The increase in interest income in the 2003 periods is due to the increase in cash invested in the United Kingdom at higher interest rates than the United States, offset partially by declining interest rates on short-term investments in the United States. Non-operating expenses, other than interest expense, consist primarily of bank fees associated with financing arrangements and cash management.

          Income Tax Expense. The Company’s effective tax rate was 37.0% for the three months ended June 30, 2003 and 38.6% for the three months ended June 30, 2002. Our effective tax rate for the six months ended June 30, 2003 was 33.2% and 37.7% for the six months ended June 30, 2002. The effective tax rates in the 2003 periods are lower than the 2002 periods because income resulting from the reduction of certain Insight UK liabilities assumed in connection with a previous acquisition was not taxable and Canadian tax rates were reduced. The effect was offset partially by higher state income tax rates and nondeductible expenses relating to our Chicago-based operations acquired in the second quarter of 2002.

          Net Earnings. Net earnings decreased 38% to $8.2 million for the three months ended June 30, 2003 from $13.1 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, net earnings decreased 40%, to $15.2 million from $25.2 million for the six months ended June 30, 2002. Diluted earnings per share for the three months ended June 30, 2003 decreased 36% to $0.18 from $0.28 for the three months ended June 30, 2002. For the six months ended June 30, 2003, diluted earnings per share decreased 41% to $0.33 from $0.56 for the six months ended June 30, 2002.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

PRO FORMA COMBINED COMPANY RESULTS

          As previously described, the following discussion includes the unaudited pro forma combined results of operations of Insight Enterprises, Inc. and Comark as if the acquisition of Comark had occurred as of January 1, 2002. Pro forma adjustments have been made to: (a) eliminate historical sales and cost of sales between us and Comark; (b) reflect amortization of identifiable intangible assets; (c) reflect increased interest expense associated with the cash paid for the acquisition; (d) reflect additional shares of common stock issued as part of the purchase price; and (e) to reflect income taxes on the net earnings of Comark, which previously was a Subchapter S Corporation:

	Three Months Ended June 30,				Six Months Ended June 30,

	2003		2002 Pro Forma		2003		2002 Pro Forma

	(in thousands) (unaudited)
Net sales	$725,414	100.0%	$838,047	100.0%	$1,436,685	100.0%	$1,700,303	100.0%
Costs of goods sold	637,153	87.8	739,524	88.2	1,263,439	87.9	1,503,056	88.4

Gross profit	88,261	12.2	98,523	11.8	173,246	12.1	197,247	11.6
Operating expenses:
Selling and administrative expenses	73,628	10.2	72,571	8.7	147,284	10.4	143,945	8.4
Restructuring expenses	639	0.1	—	—	3,465	0.2	—	—
Reductions in liabilities assumed in previous acquisition	—	—	—	—	(2,504)	(0.2)	—	—
Amortization	—	—	466	0.1	—	—	933	0.1

Earnings from operations	13,994	1.9	25,486	3.0	25,001	1.7	52,369	3.1
Non-operating expense, net	1,025	0.1	1,566	0.1	2,242	0.1	3,354	0.2

Earnings before income taxes	12,969	1.8	23,920	2.9	22,759	1.6	49,015	2.9
Income tax expense	4,800	0.7	9,230	1.1	7,563	0.5	18,536	1.1

Net earnings	$8,169	1.1%	$14,690	1.8%	$15,196	1.1%	$30,479	1.8%

Three and Six Months Ended June 30, 2003 Compared to Three and Six Months Ended June 30, 2002

          Net Sales. Net sales for the quarter ended June 30, 2003 decreased 13% to $725.4 million from pro forma net sales of $838.0 million in the same period in 2002. Net sales for the six months ended June 30, 2003, decreased 16% to $1,436.7 million from pro forma net sales of $1,700.3 million for the six months ended June 30, 2002. This decrease was attributable to decreases in IT spending in an uncertain economic and international environment.

          Gross Profit. Gross profit for the quarter ended June 30, 2003 decreased 10% to $88.3 million from pro forma gross profit of $98.5 million in the same period in 2002. Gross profit for the six months ended June 30, 2003, decreased 12% to $173.2 million from pro forma gross profit of $197.2 million for the six months ended June 30, 2002. As a percentage of net sales, gross profit increased to 12.2% for the quarter ended June 30, 2003 from pro forma gross profit percentage of 11.8% for the second quarter 2002. Gross profit as a percentage of net sales for the six months ended June 30, 2003 was 12.1% and pro forma gross profit percentage for the six months ended June 30, 2002 was 11.6%. The increase in gross profit as a percentage of net sales is due primarily to increases in product margin for Insight North America, increases in gross margin for Direct Alliance and a change in accounting classification for certain funds received from vendors for both Insight North America and Insight UK. These increases were offset partially by declines in supplier reimbursement funds for Insight North America and Insight UK.

          Effective January 1, 2003, the Company adopted EITF Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor.” As a result of the adoption of this pronouncement, we recorded

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

approximately $2.5 million and $5.2 million, respectively, of vendor consideration as a reduction to costs of goods sold during the three and six months ended June 30, 2003 that prior to the adoption would have been classified as a reduction of selling and administrative expenses. For the three and six months ended June 30, 2003, the change in classification resulted in a 0.36% and 0.37%, respectively, increase in gross margin and a corresponding increase in selling and administrative expenses as a percentage of net sales compared to the prior classification.

          Operating Expenses.

          Selling and Administrative Expenses. Selling and administrative expenses for the quarter ended June 30, 2003 increased 1% to $73.6 million from pro forma selling and administrative expenses of $72.6 million in the same period in 2002. For the six months ended June 30, 2003, selling and administrative expenses increased 2% to $147.3 million from pro forma selling and administrative expenses of $143.9 million for the six months ended June 30, 2002. As a percentage of net sales, selling and administrative expenses increased to 10.2% for the quarter ended June 30, 2003 from pro forma percentage of net sales of 8.7% in the same period in 2002. For the six months ended June 30, 2003, selling and administrative expenses as a percentage of net sales increased to 10.4% from pro forma percentage of net sales of 8.4% in the six months ended June 30, 2002. The increase in selling and administrative expenses as a percentage of net sales in the 2003 periods compared to the 2002 periods was due primarily to:

•	additional costs, including stay bonuses, associated with maintaining duplicate support departments until the IT system conversion and final integration of Comark is completed in Insight North America;

•	a change in accounting classification of certain funds received from vendors for Insight North America and Insight UK;

•	accelerated depreciation due to a change in the estimated useful life of certain software assets that will no longer be used after the IT systems conversion in Insight North America is completed; and

•	selling and administrative expenses not decreasing at the same rate as the decrease in net sales, primarily in Insight North America.

These increases in expenses were offset partially by expense reductions resulting from the continuing integration of Comark’s operations into the operations of Insight North America.

          Restructuring Expenses. During the six months ended June 30, 2003, Insight North America recorded $2.9 million in restructuring expenses associated with costs incurred to close Insight North America’s distribution facility in Indiana and severance associated with the elimination of certain support and management positions. The Indiana facility was closed in order to consolidate warehouse and distribution facilities in Illinois in accordance with the integration plan. These restructuring expenses primarily represented costs associated with terminated employees, abandoned assets and remaining lease obligations. Also, during the six months ended June 30, 2003, Insight UK recorded $543,000 of restructuring expenses relating to severance associated with the elimination of service technicians and certain support and management functions. See further discussion in Note 8 to the condensed consolidated financial statements in Part I, Item 1.

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

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

          Amortization. Amortization relates to the amortization of Comark’s trade name obtained in connection with the acquisition of Comark.

          Non-Operating Expense, Net. Non-operating expense, net, which consists primarily of interest expense and interest income, decreased to $1.0 million for the quarter ended June 30, 2003 from pro forma non-operating expense of $1.6 million in the same period in 2002. Non-operating expense for the six months ended June 30, 2003 decreased to $2.2 million from pro forma non-operating expense of $3.4 million for the six months ended June 30, 2002. Interest expense of $658,000 and $1.2 million for the three months ended June 30, 2003 and 2002, respectively, and $1.5 million and $2.8 million for the six months ended June 30, 2003 and 2002, respectively, primarily relates to borrowings under our credit facilities which were used to finance the acquisition of Comark in April 2002, working capital and capital expenditures. Non-operating expenses, other than interest expense, consist primarily of bank fees associated with financing arrangements and cash management.

          Income Tax Expense. The Company’s effective tax rate was 37.0% for the three months ended June 30, 2003 compared to the pro forma tax rate of 38.6% for the three months ended June 30, 2002. Our effective tax rate for the six months ended June 30, 2003 was 33.2% compared to the pro forma tax rate of 37.8% for the six months ended June 30, 2002. The effective tax rates in the 2003 periods are lower than the 2002 periods because income resulting from the reduction of certain Insight UK liabilities assumed in connection with a previous acquisition was not taxable and Canadian tax rates were reduced.

          Net Earnings. Net earnings decreased 44% to $8.2 million for the three months ended June 30, 2003 from pro forma net earnings of $14.7 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, net earnings decreased 50%, to $15.2 million from $30.5 million for the six months ended June 30, 2002.

SEGMENT INFORMATION

          We have the following reportable operating segments:

•	Single-source provider of IT products and services – North America (referred to as “Insight North America”);

•	Direct marketer of computing products and services – United Kingdom (referred to as “Insight UK”);

•	Business process outsource provider (referred to as “Direct Alliance”); and

•	Other – Internet service provider (referred to as “PlusNet”).

          A detailed description of each segment and reconciliation to condensed consolidated results of operations can be found in Note 10 to the condensed consolidated financial statements in Part I, Item 1. We evaluate the performance of our operating segments based on earnings from operations. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

          The following discussion compares the historical results of operations for each of our operating segments on a GAAP basis for the three and six months ended June 30, 2003 and 2002. The results for Insight North America include Comark’s results of operations since it was acquired on April 25, 2002:

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Insight North America

	Three Months Ended June 30,				Six Months Ended June 30,

	2003		2002		2003		2002

	(in thousands) (unaudited)
Net sales	$609,906	100.0%	$624,637	100.0%	$1,201,302	100.0%	$1,014,007	100.0%
Costs of goods sold	540,872	88.7	554,777	88.8	1,067,303	88.8	899,616	88.7

Gross profit	69,034	11.3	69,860	11.2	133,999	11.2	114,391	11.3
Operating expenses:
Selling and administrative expenses	59,624	9.8	50,363	8.1	118,354	9.9	82,511	8.1
Restructuring expenses	639	0.1	—	—	2,922	0.2	—
Amortization	—	—	311	—	—	—	311	—

Earnings from operations	$8,771	1.4%	$19,186	3.1%	$12,723	1.1%	$31,569	3.2%

Three and Six Months Ended June 30, 2003 Compared to Three and Six Months Ended June 30, 2002

          Net Sales. Net sales for the quarter ended June 30, 2003 decreased 2% to $609.9 million from $624.6 million in the same period in 2002. Net sales decreased due to decreases in IT spending in an uncertain economic and international environment despite the fact that net sales attributable to Comark, which was acquired on April 25, 2002, are only included for two of the three months ended June 30, 2002. Net sales for the six months ended June 30, 2003, increased 18% to $1,201.3 million from $1,014.0 million for the six months ended June 30, 2002. The increase in net sales is due to the fact that net sales attributable to Comark, which was acquired on April 25, 2002, are only included for two of the six months ended June 30, 2002 offset partially by decreases in IT spending in an uncertain economic and international environment.

          Gross Profit. Gross profit decreased 1% to $69.0 million for the three months ended June 30, 2003 from $69.9 million for the three months ended June 30, 2002. Gross profit increased 17% to $134.0 million for the six months ended June 30, 2003 from $114.4 million for the six months ended June 30, 2002. As a percentage of net sales, gross profit increased to 11.3% for the three months ended June 30, 2003 from 11.2% for the three months ended June 30, 2002. As a percentage of net sales, gross profit decreased from 11.3% for the six months ended June 30, 2002 to 11.2% for the six months ended June 30, 2002. For the six months ended June 30, 2003, the decrease is due primarily to the lower gross margins on sales to large corporate enterprises added with the acquisition of Comark and declines in supplier reimbursements. This decline is offset partially by increases in product margins, increases in service sales and a change in accounting classification for certain funds received from vendors.

          Effective January 1, 2003, the Company adopted EITF Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor.” As a result of the adoption of this pronouncement, Insight North America recorded approximately $2.2 million and $4.5 million, respectively, of vendor consideration as a reduction to costs of goods sold during the three and six months ended June 30, 2003 that prior to the adoption would have been classified as a reduction of selling and administrative expenses. For the three and six months ended June 30, 2003, the change in classification resulted in a 0.36% and 0.37%, respectively, increase in gross margin and a corresponding increase in selling and administrative expenses as a percentage of net sales compared to the prior classification.

          Operating Expenses.

          Selling and Administrative Expenses. Selling and administrative expenses increased 18% to $59.6 million for the three months ended June 30, 2003 from $50.4 million for the three months ended June 30, 2002, and increased as a percentage of net sales to 9.8% for the three months ended June 30, 2003 from 8.1% for the three months ended June 30, 2002. Selling and administrative expenses increased 43% to $118.4 million for the six

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

months ended June 30, 2003 from $82.5 million for the six months ended June 30, 2002, and increased as a percentage of net sales to 9.9% for the six months ended June 30, 2003 from 8.1% for the six months ended June 30, 2002. The increase in selling and administrative expenses as a percentage of net sales in the 2003 periods compared to the 2002 periods was due primarily to:

•	additional costs, including stay bonuses, associated with maintaining duplicate support departments until the IT system conversion and final integration of Comark is completed;

•	a change in accounting classification of certain funds received from vendors;

•	accelerated depreciation due to a change in the estimated useful life of certain software assets that will no longer be used after the IT systems conversion is completed; and

•	selling and administrative expenses increasing at a higher rate than net sales.

These increases in expenses were offset partially by expense reductions resulting from the continuing integration of Comark’s operations into the operations of Insight North America.

          Restructuring Expenses. During the six months ended June 30, 2003, Insight North America recorded $2.9 million in restructuring expenses associated with costs incurred to close Insight North America’s distribution facility in Indiana and severance associated with the elimination of certain support and management positions. The Indiana facility was closed in order to consolidate warehouse and distribution facilities in Illinois in accordance with the integration plan. These restructuring expenses primarily represented costs associated with terminated employees, abandoned assets and remaining lease obligations. See further discussion in Note 7 to the condensed consolidated financial statements in Part I, Item 1.

Insight UK

	Three Months Ended June 30,				Six Months Ended June 30,

	2003		2002		2003		2002

	(in thousands) (unaudited)
Net sales	$90,702	100.0%	$85,430	100.0%	$185,129	100.0%	$195,629	100.0%
Cost of goods sold	78,763	86.8	75,073	87.9	160,126	86.5	171,155	87.5

Gross profit	11,939	13.2	10,357	12.1	25,003	13.5	24,474	12.5
Operating expenses:
Selling and administrative expenses	11,249	12.4	11,546	13.5	23,246	12.6	22,654	11.6
Restructuring expenses	—	—	—	—	543	0.3	—	—
Reductions in liabilities assumed in previous acquisition	—	—	—	—	(2,504)	(1.4)	—	—

Earnings (loss) from operations	$690	0.8%	$(1,189)	(1.4)%	$3,718	2.0%	$1,820	0.9%

Three and Six months Ended June 30, 2003 Compared to Three and Six Months Ended June 30, 2002

          Net Sales. Net sales increased 6% to $90.7 million for the three months ended June 30, 2003 from $85.4 million for the three months ended June 30, 2002 due to increases in the exchange rates for the United Kingdom offset partially by decreases in net sales due primarily to a weakened IT spending environment over the past year, particularly among the larger corporate enterprises. Net sales decreased 5% to $185.1 million for the six months ended June 30, 2003 from $195.6 million for the six months ended June 30, 2002 due primarily to a weakened IT spending environment over the past year, particularly in the larger corporate enterprises, offset partially by increases in the exchange rates for the United Kingdom.

          Gross Profit. Gross profit increased 15%, to $11.9 million for the three months ended June 30, 2003 from $10.4 million for the three months ended June 30, 2002. Gross profit increased 2%, to $25.0 million for the

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

six months ended June 30, 2003 from $24.5 million for the six months ended June 30, 2002. As a percentage of net sales, gross profit increased from 12.1% for the three months ended June 30, 2002 to 13.2% for the three months ended June 30, 2003. As a percentage of net sales, gross profit increased from 12.5% for the six months ended June 30, 2002 to 13.5% for the six months ended June 30, 2003. The increase in gross profit percentage over the prior year periods is due primarily to increases in product and freight margins and a change in accounting classification for certain funds received from vendors. These increases were offset partially by a decrease in supplier reimbursements.

          Effective January 1, 2003, the Company adopted EITF Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor.” As a result of the adoption of this pronouncement, Insight UK recorded approximately $302,000 and $713,000, respectively, of vendor consideration as a reduction to costs of goods sold during the three and six months ended June 30, 2003 that prior to the adoption would have been classified as a reduction of selling and administrative expenses. For the three and six months ended June 30, 2003, the change in classification resulted in a 0.33% and 0.38%, respectively, increase in gross margin and a corresponding increase in selling and administrative expenses as a percentage of net sales compared to the prior classification.

          Operating Expenses.

          Selling and Administrative Expenses. Selling and administrative expenses decreased 3% to $11.2 million for the three months ended June 30, 2003 from $11.5 million for the three months ended June 30, 2002, and decreased as a percentage of net sales to 12.4% for the three months ended June 30, 2003 from 13.5% for the three months ended June 30, 2002 due primarily to cost savings initiatives including some reductions in support staff, offset by the change in classification of vendor consideration. Selling and administrative expenses increased 3%, to $23.2 million for the six months ended June 30, 2003 from $22.7 million for the six months ended June 30, 2002, and increased as a percentage of net sales to 12.6% for the six months ended June 30, 2003 from 11.6% for the six months ended June 30, 2002. The increase in selling and administrative expenses as a percentage of net sales is due primarily to the investment in senior sales management and the change in classification of vendor consideration, offset partially by reductions in support staff.

          Restructuring Expenses. During the six months ended June 30, 2003, Insight UK recorded $543,000 of restructuring expenses relating to severance associated with the elimination of service technicians and certain support and management functions. See further discussion in Note 8 to the condensed consolidated financial statements in Part I, Item 1.

          Reductions in Liabilities Assumed in Previous Acquisition. During the six months ended June 30, 2003, Insight UK settled certain liabilities assumed with the acquisition of Action in late 2001 for $2.5 million less than the amounts originally recorded. Normally, these items would be recorded as a reduction to goodwill. However, Insight UK recorded a goodwill impairment charge during the fourth quarter of 2002 which eliminated its entire goodwill balance; therefore, the $2.5 million reduction in assumed liabilities is recorded in the statement of earnings. The income resulting from the reduction in assumed liabilities was not taxable.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Direct Alliance

	Three Months Ended June 30,				Six Months Ended June 30,

	2003		2002		2003		2002

	(in thousands) (unaudited)
Net sales	$18,292	100.0%	$23,839	100.0%	$37,910	100.0%	$49,539	100.0%
Cost of goods sold	13,344	72.9	18,842	79.0	28,251	74.5	39,152	79.0

Gross profit	4,948	27.1	4,997	21.0	9,659	25.5	10,387	21.0
Operating expenses:
Selling and administrative expenses	1,143	6.3	886	3.8	2,341	6.2	2,204	4.5

Earnings from operations	$3,805	20.8%	$4,111	17.2%	$7,318	19.3%	8,183	16.5%

Three and Six months Ended June 30, 2003 Compared to Three and Six Months Ended June 30, 2002

          Net Sales. Net sales derived from Direct Alliance decreased 23% to $18.3 million for the three months ended June 30, 2003 from $23.8 million for the three months ended June 30, 2002. Net sales derived from Direct Alliance decreased 23% to $37.9 million for the six months ended June 30, 2003 from $49.5 million for the six months ended June 30, 2002. The decline in net sales in the 2003 periods compared to the 2002 periods is due primarily due to the wind-down of one client relationship that ended completely during May 2003. This client represented approximately 3% and 6%, respectively, of Direct Alliance’s net sales for the three and six months ended June 30, 2003, and approximately 16% and 17%, respectively, of Direct Alliance’s net sales for the three and six months ended June 30, 2002. Additionally, in the three and six months ended June 30, 2003, Direct Alliance experienced a reduction in freight services that Direct Alliance provides to its clients and a decrease in pass through product sales compared to the same periods in 2002. For the three and six months ended June 30, 2003, Direct Alliance’s largest outsourcing client accounted for approximately 67% and 64%, respectively, of Direct Alliance’s net sales compared to 57% and 55%, respectively, for the three and six months ended June 30, 2002. For the three and six months ended June 30, 2003, Direct Alliance’s top three outsourcing clients accounted for approximately 90% and 89%, respectively, of Direct Alliance’s net sales compared to 96% and 93%, respectively, for the three and six months ended June 30, 2002.

          Gross Profit. Direct Alliance’s gross profit decreased 1% to $4.9 million for the second quarter of 2003, compared to $5.0 million for the second quarter of 2002, due primarily to a decrease in sales performance fees from the client whose program ended in the second quarter of 2003. Direct Alliance’s gross profit decreased 7% to $9.7 million for the six months ended June 30, 2003, compared to $10.4 million for the same period in 2002 due primarily to a decrease in sales performance fees from the client whose program ended in the second quarter of 2003. Direct Alliance’s gross profit as a percentage of net sales increased from 21.0% for the three months ended June 30, 2002 to 27.1% for the three months ended June 30, 2003. Direct Alliance’s gross profit as a percentage of net sales increased from 21.0% for the six months ended June 30, 2002 to 25.5% for the six months ended June 30, 2003. Although overall net sales from the client whose program ended in the second quarter of 2003 decreased, fixed performance fees and guarantees from this client contributed a higher gross margin.

          Operating Expenses.

          Selling and Administrative Expenses. Selling and administrative expenses at Direct Alliance increased 29% to $1.1 million for the quarter ended June 30, 2003 from $886,000 for the quarter ended June 30, 2002. Selling and administrative expenses at Direct Alliance increased 6% to $2.3 million for the six months ended June 30, 2003 from $2.2 million for the six months ended June 30, 2002. Selling and administrative expenses as a percentage of net sales were 6.3% for the quarter ended June 30, 2003 compared to 3.8% for the quarter ended June 30, 2002. Selling and administrative expenses as a percentage of net sales were 6.2% for the six months ended June 30, 2003 compared to 4.5% for the six months ended June 30, 2002. The increase in selling and administrative expenses in the 2003 periods compared to the 2002 periods was due primarily to additional

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

depreciation related to IT system enhancements and selling and administrative fees associated with a new reseller program. These increases were offset partially by cost-cutting measures, including some reductions in personnel.

PlusNet

	Three Months Ended June 30,				Six Months Ended June 30,

	2003		2002		2003		2002

	(in thousands) (unaudited)
Net sales	$6,514	100.0%	$3,159	100.0%	$12,344	100.0%	$5,853	100.0%
Cost of goods sold	4,174	64.1	1,489	47.1	7,759	62.9	2,651	45.3

Gross profit	2,340	35.9	1,670	52.9	4,585	37.1	3,202	54.7
Operating expenses:
Selling and administrative expenses	1,612	24.7	1,155	36.6	3,343	27.0	2,313	39.5

Earnings from operations	$728	11.2%	$515	16.3%	$1,242	10.1%	$889	15.2%

Three and Six months Ended June 30, 2003 Compared to Three and Six Months Ended June 30, 2002

          Net Sales. PlusNet’s net sales increased 106% to $6.5 million for the quarter ended June 30, 2003, compared to net sales of $3.2 million for the quarter ended June 30, 2002. PlusNet’s net sales increased 111% to $12.3 million for the six months ended June 30, 2003, compared to net sales of $5.9 million for the six months ended June 30, 2002. PlusNet has experienced a shift in the primary source of its net sales from “dial-up” to broadband Internet access customers. Although broadband Internet access is sold at a lower gross margin, it provided an increase in net sales for the 2003 periods compared to the 2002 periods. Additionally, increases in the exchange rates for the United Kingdom contributed to the increase in net sales.

          Gross Profit. PlusNet’s gross profit as a percentage of net sales decreased from 52.9% in the second quarter of 2002 to 35.9% in the second quarter of 2003. PlusNet’s gross profit as a percentage of net sales decreased from 54.7% in the six months ended June 30, 2002 to 37.1% in the six months ended June 30, 2003 due to broadband Internet access, which is sold at lower gross margins, representing a higher percentage of net sales in the 2003 period compared to the 2002 periods.

          Operating Expenses.

          Selling and Administrative Expenses. For the second quarter of 2003, PlusNet’s selling and administrative expenses were 24.7% of net sales compared to 36.6% in the same quarter in 2002. PlusNet’s selling and administrative expenses were 27.0% of net sales for the six months ended June 30, 2003 compared to 39.5% for the six months ended June 30, 2002. The decrease in selling and administrative expenses as a percentage of net sales in the 2003 periods compared to the 2002 periods was due to an increase in net sales offset partially by increases in personnel expenses.

Liquidity and Capital Resources

          Our primary use of capital has been to fund our working capital requirements, acquisitions and capital expenditures necessitated by our growth. Capital expenditures for the six months ended June 30, 2003 and 2002 were $13.0 million and $9.7 million, respectively. Capital expenditures for the six months ended June 30, 2003 primarily relate to software, hardware and capitalized software development costs associated with the IT system conversion in Insight North America. Capital expenditures for the six months ended June 30, 2002 primarily relate to capitalized costs of computer software developed for internal use in each of our operating segments.

          Our net cash provided by operating activities was $86.6 million for the six months ended June 30, 2003 as compared to $44.5 million for the six months ended June 30, 2002. Cash flows from operations in the six months ended June 30, 2003 were primarily generated by a $38.9 million decrease in accounts receivable, $15.2 million

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

in net earnings and $15.0 million in depreciation and amortization. The decrease in accounts receivable is due to reduced sales and improved collection efforts compared to the prior year.

          Our financing arrangements include a $200 million accounts receivable securitization program, a $30 million revolving line of credit and a $40 million inventories financing facility.

          We have entered into an agreement to sell receivables periodically to a special purpose accounts receivable and financing entity (the “SPE”), which is exclusively engaged in purchasing receivables from us. The SPE is a wholly-owned, bankruptcy-remote entity that we have consolidated in our condensed consolidated financial statements. The SPE funds its purchases by selling undivided interests in up to $200 million of eligible trade accounts receivable to a multi-seller conduit administered by an independent financial institution. The sales to the conduit do not qualify for sale treatment under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”; therefore, the accounts receivable remain recorded on our condensed consolidated financial statements. At June 30, 2003, the SPE owned $287.2 million of accounts receivable that are recorded at fair value and are included in our condensed consolidated balance sheet, of which $154.9 million was eligible for funding. The facility expires December 30, 2003 and accordingly, the $15.0 million outstanding at June 30, 2003 is recorded as short-term debt. Interest is payable monthly and the interest rate on borrowed funds as of June 30, 2003 was 1.81%. We also pay a commitment fee on the facility equal to 0.35% of the unused balance. At June 30, 2003, $139.9 million was available under the facility.

          As of June 30, 2003, we had no amounts outstanding under our $30 million revolving line of credit. The line of credit bears interest, payable quarterly, at a rate chosen by us among available rates subject to our leverage ratio and other terms and conditions. The available rates are the financial institution’s floating rate or the LIBOR based rate (5.85% and 2.97%, respectively at June 30, 2003). Any amounts outstanding would be recorded as long-term liabilities. The credit facility expires on December 31, 2005. We have an outstanding letter of credit that reduces the availability on this line of credit by $10 million. At June 30, 2003, $20 million was available under the line of credit.

          Our $40 million secured inventories facility can be used to facilitate the purchases of inventories from certain suppliers and amounts outstanding are classified on the balance sheet as accounts payable. As of June 30, 2003, there was $12.7 million outstanding under the inventory facility and $27.3 million was available. This facility is non-interest bearing if paid within its terms and expires December 31, 2005.

          Our facilities contain various covenants including the requirement that we maintain a specified amount of tangible net worth and do not exceed leverage and minimum fixed charge requirements. We were in compliance with all such covenants at June 30, 2003.

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

Factors That May Affect Future Results and Financial Condition

          Integration and operation of past and future acquired businesses. Over the past two years, we completed the acquisitions of Comark in the United States, Action in the United Kingdom and Kortex in Canada. These acquired operations now comprise a material portion of our business. An acquisition involves numerous risks, including difficulties in the conversion of information systems and assimilation of operations of the acquired company, the diversion of management’s attention from other business concerns, risks of entering markets in which we have had no or only limited direct experience, assumption of unknown liabilities and the potential loss of key employees and/or customers of the acquired company, all of which in turn could have a material adverse effect on our business, results of operations and financial condition. In particular, there are risks associated with the integration of Comark in 2003. While we have achieved our goals for the integration to date, the final phase of the Comark integration includes the conversion of our United States direct marketing operation to one IT system platform and combined business processes by December 31, 2003. If we encounter difficulties in this phase, there could be a material adverse effect on our business, results of operations and financial condition.

          Our strategy includes the possible acquisition of other businesses to expand or complement our operations. The magnitude, timing and nature of any future acquisitions will depend on a number of factors, including the availability of suitable acquisition candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. There is no assurance that we will identify acquisition candidates that would result in successful combinations or that any such acquisitions will be consummated on acceptable terms. Any future acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of additional debt, the utilization of cash, amortization of expenses related to identifiable intangible assets and future impairments of acquired goodwill, all of which could adversely affect our profitability.

          Reduced demand for products and services in our industry. The computer industry in general has felt the effects of the slowdown in the United States and European economies, and we specifically have seen a decrease in demand for the products and services we sell. Sales can be dependent on specific product categories, and any change in demand for or supply of such products could have a material adverse effect on our sales if we fail to react in a timely manner to such changes. Our operating results are also highly dependent upon our level of gross profit as a percentage of net sales which fluctuates due to numerous factors, including changes in prices from suppliers, reductions in the amount of supplier reimbursements that are made available, changes in customer mix, the relative mix of products sold during the period, general competitive conditions, the availability of opportunistic purchases and opportunities to increase market share. In addition, our expense levels, including the costs and salaries incurred in connection with the hiring of account executives, are based, in part, on anticipated sales. Therefore, we may not be able to reduce spending in a timely manner to compensate for any unexpected sales shortfall. As a result, comparisons of our quarterly financial results should not be relied upon as an indication of future performance.

          Current unfavorable economic conditions (including uncertainty created by international situations). Our results of operations are influenced by a variety of factors, including general economic conditions, the condition of the computer and related products industry, shifts in demand for or availability of computer and related products and industry introductions of new products, upgrades or methods of distribution. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security, and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways that cannot presently be predicted.

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

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

No assurance can be given that we will continue to receive such incentives or that we will be able to collect outstanding amounts relating to these incentives in a timely manner, or at all. A reduction in, the discontinuance of, a significant delay in receiving or the inability to collect such incentives could have a material adverse effect on our business, results of operations and financial condition. Additionally, Compaq Computer Corporation and Hewlett-Packard Company merged on May 3, 2002. Effective November 1, 2002, the merged entity, Hewlett-Packard, instituted changes to its supplier funding programs and its operating agreements. These changes cause us to be more dependent on Hewlett-Packard’s successful execution of its business plan as we have started acquiring more products directly from Hewlett-Packard as opposed to distributors. We cannot assure you that these changes will not have a material adverse effect on our business, results of operations and financial condition and there is no assurance that other manufacturers will not also institute similar or more restrictive changes.

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

          Actions of competitors. The IT products and services industry is intensely competitive. Competition is based primarily on price, product availability, speed of delivery, credit availability, ability to tailor specific solutions to customer needs and quality and breadth of product lines. We compete with manufacturers (including Dell and manufacturers whose products we sell, such as Hewlett-Packard and IBM) as well as a large number and wide variety of marketers and resellers of IT products and services. These marketers and resellers include national direct marketers (such as CDW Corporation) and national and regional resellers including value-added resellers and specialty retailers, aggregators, distributors, national computer retailers, computer superstores, Internet-only computer providers, consumer electronics and office supply superstores and mass merchandisers. Product manufacturers, in particular, have increased their efforts to sell directly to the business customer, particularly larger corporate customers and, thus, have become more of a competitive threat to us than in the past.

          Certain of our competitors have longer operating histories and greater financial, technical, marketing and other resources than we do. In addition, some of these competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many current and potential competitors also have greater name recognition and engage in more extensive promotional activities, offer more attractive terms to customers and adopt more aggressive pricing policies than we do. Additionally, some of our competitors have lower operating cost structures, allowing them to profitably employ more aggressive pricing strategies. There can be no assurance that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not have a material adverse effect on our business, results of operations and financial condition.

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

          Risks associated with international operations. We initiated operations in Canada in 1997 and completed acquisitions in Europe in 1998 as part of our effort to penetrate international markets. In the fourth quarter of 2001, we completed additional acquisitions in Canada and the United Kingdom. Also in the fourth quarter of 2001, we closed down our German operation, which was acquired in 1998, in order to focus resources exclusively on the United Kingdom. In implementing our international strategy, we face barriers to entry and competition from local companies and other companies that already have established global businesses, as well as the risks generally associated with conducting business internationally. These risks include local labor conditions and regulations, exposure to currency fluctuations, limitations on foreign investment and the additional expense and risks inherent in operating in geographically and culturally diverse locations. Because we may continue to develop our international business through acquisitions, we may also be subject to risks associated with such acquisitions, including those relating to the marriage of different corporate cultures and shared decision-making. There can be no assurance that we will succeed in increasing our international business or do so in a profitable manner.

          Reliance on our outsourcing clients. Through our Direct Alliance operating segment, we perform business process outsourcing services for a small number of manufacturers in the computer and consumer electronics industry pursuant to various arrangements. For the three and six months ended June 30, 2003, one outsourcing client accounted for approximately 67% and 64%, respectively, of Direct Alliance’s net sales. For

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

the three and six months ended June 30, 2003, the top three clients represented 90% and 89%, respectively, of Direct Alliance’s net sales. Although the contracts with these clients are generally multi-year contracts, these clients may cancel their contracts under certain circumstances on relatively short notice or elect to not renew them upon expiration. There is no assurance that we will be able to replace any outsourcing clients that terminate or fail to renew their relationships with us. Additionally, we seek to expand our offerings both within and outside of the computer industry. The failure to maintain current arrangements or the inability to enter into new ones within or outside the computer industry could have a material adverse effect on our business, results of operations and financial condition. Substantially all of our current outsourcing clients are manufacturers in the computer industry, and, therefore, are subject to the same risks as we are with respect to our Insight North America and Insight UK operations. These risks may negatively affect the amount of business our clients outsource to us.

          Reliance on suppliers. We acquire products for resale both directly from manufacturers and indirectly through distributors. Purchases from Tech Data Corporation and Ingram Micro, Inc., which are distributors, and Hewlett-Packard, a manufacturer, accounted for approximately 20.0%, 20.4% and 14.1%, respectively, of aggregate purchases in 2002. No other supplier accounted for more than 10% of purchases in 2002. However, the top five suppliers as a group (Ingram Micro, Inc.; Tech Data Corporation; Hewlett-Packard; Synnex Information Technologies, Inc., a distributor; and IBM, a manufacturer) accounted for approximately 68.5% of our total product purchases during 2002. The loss of Tech Data Corporation, Ingram Micro, Inc. or any other supplier could cause a short-term disruption in the availability of products. The reduction in the amount of credit granted to us by our suppliers could increase our cost of working capital and have a material adverse effect on our business, results of operations and financial condition. Additionally, there is no assurance that as manufacturers continue to sell directly to end users, they will not limit or curtail the availability of their product to resellers. Certain of the products offered from time to time by us are subject to manufacturer allocation, which limits the number of units of such products available to us. Our inability to obtain a sufficient quantity of product or an allocation of products from a manufacturer in a way that favors one of our competitors relative to us could cause us to be unable to fill customers’ orders in a timely manner, or at all, which could have a material adverse effect on our business, results of operations and financial condition.

          The majority of our existing financing arrangements expire in 2003 and if we are unable to renew these arrangements or replace them on acceptable terms, we may incur higher interest expenses or your equity interest may be diluted. Our financing arrangements include a $200 million accounts receivable securitization program, a $30 million revolving line of credit and a $40 million inventories financing facility. The availability under each of these facilities is subject to formulas based on our eligible trade accounts receivable or inventories. As of June 30, 2003, the aggregate outstanding balance under these facilities was $28 million and we had $187 million available. The accounts receivable securitization program expires December 30, 2003 and the line of credit and inventories facility each expire on December 31, 2005. We may be unable to renew our existing accounts receivable securitization program or secure alternative financing or, if we are able to renew our existing accounts receivable securitization program or secure alternative financing, it may be on less favorable terms such as higher interest rates. If we were unable to renew our existing accounts receivable securitization program or secure alternative financing, we may be required to seek other financing alternatives such as selling additional equity securities or convertible debt securities that would dilute the equity interests of current stockholders. We cannot assure you that we will be able to obtain such financing on terms favorable to us or at all.

          Changes in state sales tax collection will increase the total amount we invoice customers. Currently, we collect sales or use taxes in virtually all states which impose such taxes; however, the requirement to collect varied by each subsidiary’s activities. For subsidiaries targeting small-to medium-sized business (businesses with less than 1,000 computers), we collect sales or use tax in Arizona, California, Illinois, Indiana and Tennessee. In our subsidiaries targeting larger corporate enterprises (businesses with at least 1,000 computers) and governmental entities, we collect sales tax in most states. Effective September 1, 2003 we will start collecting sales tax on sales to all of our customers, including the small- to medium-sized business customers, located in states that impose a sales tax. This will increase the total amount we charge to our customers in those states in

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

which we did not previously collect sales tax. Because not all resellers of IT products and services charge sales tax in all states that impose a sales tax, this may deter current and potential customers from purchasing from us.

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

          Recently enacted and proposed changes in securities laws and regulations will increase our costs and divert management’s attention from operations. The Sarbanes-Oxley Act of 2002 (the “Act”) became law in July 2002 and requires changes in some of our corporate governance, public disclosure and compliance practices. The Act also requires the SEC to promulgate new rules on a variety of subjects. In addition to final rules and rules already made, Nasdaq has proposed revisions to its requirements for companies, such as us, that are listed on the Nasdaq. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with evolving standards. This investment will increase our legal and financial costs and divert management time and attention from other activities. We expect these changes to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain executive officers and qualified members for our board of directors, particularly to serve on the audit committee. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of costs we will incur as a result of the Act.

          The results of litigation may affect our operating results. From time to time we will be made defendants to lawsuits both in the ordinary course of business and as a result of other circumstances. Depending on the claims made and the nature of the relief sought, any such lawsuit, if decided against us, could adversely affect our results of operations. We are a defendant in a lawsuit pending in the United States District Court, District of Arizona which alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. Three separate lawsuits filed by stockholders have been consolidated into a single action. The plaintiff in this action alleges we and certain of our officers made false and misleading statements pertaining to our business, operations and management in an effort to inflate the price of our common stock. The lawsuit also names as co-defendants: Eric J. Crown, the Chairman of our Board of Directors; Timothy A. Crown, our Chief Executive Officer and a director; and Stanley Laybourne, our Executive Vice President, Chief Financial Officer and Treasurer and a director. In the consolidated complaint, which was filed in December 2002, the plaintiff seeks class action status to represent all buyers of our common stock from September 3, 2001 through July 17, 2002. In February 2003, we filed a motion to dismiss. Oral arguments on the motion were heard on June 30, 2003, and we are currently awaiting the Court’s ruling. We intend to defend the lawsuit vigorously. The costs associated with defending the allegations in this lawsuit and the potential outcome cannot be determined at this time and,

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

accordingly, no estimate for such costs, other than the deductible amount under our directors and officers liability insurance policies, has been included in these condensed consolidated financial statements.

          We issue options under our stock option plans and sell shares under our employee stock purchase plan, which dilute the interest of stockholders. We have reserved shares of our common stock for issuance under our Employee Stock Purchase Plan, our 1998 Long Term Incentive Plan (the “1998 LTIP”) and our 1999 Broad – Based Incentive Plan. As approved by our stockholders, our 1998 LTIP provides that additional shares may be reserved for issuance based on a formula contained in that plan. The formula provides that the total number of shares of common stock remaining for grant under the 1998 LTIP and any of our other option plans, plus the number of shares subject to unexercised options granted under any stock plan shall not exceed 20% of the outstanding shares of our common stock at the time of calculation of the additional shares. Therefore, we will reserve additional shares on an ongoing basis for issuance under this plan. At June 30, 2003, we had options outstanding to acquire 8,511,265 shares of common stock with a weighted average exercise price of $15.23. Based on the 1998 LTIP formula, we had 687,870 shares of common stock available for grant of stock options at June 30, 2003.

          Additionally, we have reserved shares of common stock of our subsidiaries, Direct Alliance Corporation and PlusNet Technologies Limited under the Direct Alliance 2000 Long-Term Incentive Plan and the PlusNet Technologies Limited 2000 Long-Term Incentive Plan. The amount of shares reserved for issuance under these plans represents 15% of the outstanding stock of the respective subsidiaries. At June 30, 2003 we had options outstanding to acquire 2,817,500 shares of common stock of Direct Alliance Corporation at a weighted average exercise price of $1.42 and options to acquire 4,680,000 shares of common stock of PlusNet Technologies Limited at a weighted average exercise price of $0.33.

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

          Our stock price has experienced volatility. The price for our common stock has experienced in the past, and could experience in the future, substantial volatility as a result of a number of factors, including:

•	quarterly increases or decreases in net sales, gross profit or earnings, and changes in our business, operations or prospects of any of our segments;

•	announcements by us, our competitors or our vendors;

•	changes in net sales or earnings estimates by the investment community;

•	speculation in the investment community about our strategic position and ability to integrate successfully the former Comark operations into our North American operations; and

•	speculation about our ability to successfully convert our United States direct marketing operations, which includes the former Comark operations, to one IT system platform.

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

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

          Some anti-takeover provisions contained in our certificate of incorporation, bylaws and stockholders rights agreement, as well as provisions of Delaware law, could impair a takeover attempt. We have provisions in our certificate of incorporation and bylaws, which could have the effect (separately, or in combination) of rendering more difficult or discouraging an acquisition deemed undesirable by our Board of Directors. These include provisions:

•	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock;

•	limiting the liability of, and providing indemnification to, directors and officers;

•	limiting the ability of our stockholders to call special meetings;

•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our Board of Directors;

•	controlling the procedures for conduct of Board and stockholder meetings and election and removal of directors; and

•	specifying that stockholders may take action only at a duly called annual or special meeting of stockholders.

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

          Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and also could affect the price that some investors are willing to pay for our common stock.

          Sales of additional common stock and securities convertible into our common stock may dilute the voting power of current holders. We may issue equity securities in the future whose terms and rights are superior to those of our common stock. Our Certificate of Incorporation authorizes the issuance of up to 3,000,000 shares of preferred stock. These are “blank check” preferred shares, meaning our board of directors is authorized to designate and issue the shares from time to time without stockholder consent. No preferred shares are currently outstanding. Any shares of preferred stock that may be issued in the future could be given voting and conversion rights that could dilute the voting power and equity of existing holders of shares of common stock, and have preferences over shares of common stock with respect to dividends and liquidation rights.

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

Recently Issued Accounting Pronouncements

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes the former guidance of EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured when the liability is incurred (as opposed to upon the date of an entity’s commitment to a plan as provided for under EITF 94-3). The provisions of SFAS No. 146 are effective for any exit or disposal activities that are initiated by us after December 31, 2002. The provisions of SFAS No. 146 did not have a material effect on our condensed consolidated financial statements.

          In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. The disclosure provisions of FIN 45 are effective for financial statements for years ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on our condensed consolidated financial statements.

          In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The provisions of EITF Issue No. 00-21 are not expected to have a material effect on our condensed consolidated financial statements.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and are implemented in this document.

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

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

          In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 are not expected to have a material effect on our condensed consolidated financial statements.

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. We do not expect the adoption of SFAS No. 150 to have a material effect on our results of operations or financial condition.

INSIGHT ENTERPRISES, INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

          We have interest rate exposure arising from our financing arrangements, which have variable interest rates. These variable interest rates are affected by changes in short-term interest rates. We manage interest rate exposure through our conservative debt ratio target and our mix of fixed and variable rate debt. At June 30, 2003, the fair value of our long-term debt approximated its carrying value.

          We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material. Our financing arrangements expose net earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. Borrowings outstanding under the interest-bearing financing arrangements totalled $15.0 million at June 30, 2003. A change in net earnings resulting from a hypothetical 10% increase or decrease in interest rates would not be material.

          We also have foreign currency translation exposure arising from the purchase and operation of foreign entities. We monitor our foreign currency exposure and may from time to time enter into hedging transactions to manage this exposure. There were no hedging transactions during the three and six months ended June 30, 2003 or hedging instruments outstanding at June 30, 2003.

Item 4. Controls and Procedures

          Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

          Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

          We are a defendant in a lawsuit pending in the United States District Court, District of Arizona which alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. Three separate lawsuits filed by stockholders have been consolidated into a single action. The plaintiff in this action alleges we and certain of our officers made false and misleading statements pertaining to our business, operations and management in an effort to inflate the price of our common stock. The lawsuit also names as co-defendants: Eric J. Crown, the Chairman of our Board of Directors; Timothy A. Crown, our Chief Executive Officer and a director; and Stanley Laybourne, our Executive Vice President, Chief Financial Officer and Treasurer and a director. In the consolidated complaint, which was filed in December 2002, the plaintiff seeks class action status to represent all buyers of our common stock from September 3, 2001 through July 17, 2002. In February 2003, we filed a motion to dismiss. Oral arguments on the motion were heard on June 30, 2003, and we are currently awaiting the Court’s ruling. We intend to defend the lawsuit vigorously. The costs associated with defending the allegations in this lawsuit and the potential outcome cannot be determined at this time and, accordingly, no estimate for such costs, other than the deductible amount under our directors and officers liability insurance policies, has been included in these condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC.

          We are also party to various legal proceedings arising in the ordinary course of business. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the effects of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to each particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to material legal matters pending against us, as well as adequate provisions for any probable and estimable losses. It is possible, nevertheless, that the results of our operations or cash flows could be affected in any particular period by the resolution of a legal proceeding.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company’s Annual Stockholders’ Meeting was held on May 14, 2003.

(b)	At the Annual Stockholders’ Meeting, a proposal was considered for the election of Timothy A. Crown and Stanley Laybourne as Class III directors to serve until the annual meeting of stockholders in 2006. The proposal was approved with the following voting results:

Proposal	Votes For	Votes Withheld

Election of	40,822,150	1,831,037
Timothy A. Crown as Class III Director
Election of	40,820,718	1,832,469
Stanley Laybourne as Class III Director

Item 5. Other Information

None.

INSIGHT ENTERPRISES, INC.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits (unless otherwise noted, exhibits are filed herewith).

Exhibit No.	Description

3.1	Composite Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of our annual report on Form 10-K for the year ended December 31, 2001 filed on April 1, 2002).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of our annual report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).

4.2	Stockholder Rights Agreement (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on March 17, 1999).

31.1	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Current Reports on Form 8-K filed or furnished during the quarter covered by this Form 10-Q are as follows:

A Form 8-K furnished on April 24, 2003 included, under Items 7 and 9, a press release entitled “Insight Enterprises, Inc. Reports First Quarter Results” containing unaudited financial statements and other information for the first quarter of 2003.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 13, 2003	INSIGHT ENTERPRISES, INC.

By:	/s/ Timothy A. Crown

Timothy A. Crown
Chief Executive Officer

By:	/s/ Stanley Laybourne

Stanley Laybourne
Executive Vice President,
Chief Financial Officer and Treasurer