Form 10-Q
period 2003-09-30
INSIGHT ENTERPRISES INC
filed 2003-11-13
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Yes ☒	No ☐

Indicate by check mark whether registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

The number of shares outstanding of the issuer’s common stock as of November 5, 2003 was 46,566,773.

INSIGHT ENTERPRISES, INC.
FORM 10-Q QUARTERLY REPORT
Three Months Ended September 30, 2003

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

          Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part 1, Item 2, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, among other statements, projections of matters that affect net sales, gross profit, operating expenses, earnings from operations or net earnings; projections of capital expenditures; projections for growth; hiring plans; plans for future operations, including the execution of acquisition integration plans; financing needs or plans; plans relating to our products and services; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking information. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:

•	risks associated with our integration and operation of past and future acquired businesses;

•	reduced demand for products and services in our industry;

•	reliance on information and telephone communication systems;

•	current unfavorable economic conditions;

•	actions of competitors;

•	changes in supplier reimbursement and buying programs;

•	risks associated with international operations;

•	reliance on a limited number of outsourcing clients;

•	changes in state sales tax collection;

•	changing methods of distribution;

•	dependence on key personnel;

•	reliance on suppliers;

•	availability of short-term financing arrangements;

•	rapid changes in product standards;

•	intellectual property infringement claims;

•	results of litigation;

•	recently enacted and proposed changes in securities laws and regulations; and

•	risks that are otherwise described from time to time in our Securities and Exchange Commission reports, including but not limited to the items discussed in “Factors that Could Affect Future Results” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report.

We assume no obligation and do not intend to update any forward-looking statements.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash	$30,189	$30,930
Accounts receivable, net of allowances for doubtful accounts of $18,154 and $13,759, respectively	376,852	401,173
Inventories, net	78,147	73,387
Inventories not available for sale	10,423	19,808
Deferred income taxes and other current assets	22,081	33,269

Total current assets	517,692	558,567
Property and equipment, net	120,167	120,732
Goodwill, net	98,123	94,110
Other assets	1,558	322

	$737,540	$773,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$240,967	$235,772
Accrued expenses and other current liabilities	53,922	46,872
Current portion of long-term debt and capital leases	1,145	3,414
Short-term financing arrangements	10,000	91,178

Total current liabilities	306,034	377,236
Long-term debt and capital leases, less current portion	11,125	13,146
Deferred income taxes	7,647	8,058
Stockholders’ equity:
Preferred stock, $.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 100,000 shares authorized; 46,497 shares at September 30, 2003 and 46,073 shares at December 31, 2002 issued and outstanding	465	461
Additional paid-in capital	258,228	252,624
Retained earnings	138,390	112,597
Accumulated other comprehensive income — foreign currency translation adjustment	15,651	9,609

Total stockholders’ equity	412,734	375,291

	$737,540	$773,731

See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net sales	$729,590	$854,003	$2,166,275	$2,119,031
Costs of goods sold	642,838	760,321	1,906,277	1,872,895

Gross profit	86,752	93,682	259,998	246,136
Operating expenses:
Selling and administrative expenses	69,986	73,158	217,270	182,840
Restructuring expenses	—	1,500	3,465	1,500
Reductions in liabilities assumed in previous acquisition	—	—	(2,504)	—
Amortization	—	467	—	778

Earnings from operations	16,766	18,557	41,767	61,018
Non-operating expense, net	813	1,590	3,055	3,605

Earnings before income taxes	15,953	16,967	38,712	57,413
Income tax expense	5,356	6,868	12,919	22,106

Net earnings	$10,597	$10,099	$25,793	$35,307

Earnings per share:
Basic	$0.23	$0.22	$0.56	$0.80

Diluted	$0.22	$0.22	$0.55	$0.78

Shares used in per share calculation
Basic	46,299	46,062	46,176	44,387

Diluted	47,250	46,235	46,545	45,406

See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Common Stock		Additional		Other	Total
			Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balances at December 31, 2002	46,073	$461	$252,624	$112,597	$9,609	$375,291
Issuance of common stock under stock plans and employee stock purchase plan	424	4	5,604	—	—	5,608
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	6,042	6,042
Net earnings	—	—	—	25,793	—	25,793

Total comprehensive income						31,835

Balances at September 30, 2003	46,497	$465	$258,228	$138,390	$15,651	$412,734

See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net earnings	$25,793	$35,307
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	22,282	14,197
Provision for losses on accounts receivable	6,426	7,340
Write-down of obsolete, slow moving and non-salable inventories	7,092	6,725
Tax benefit from issuance of common stock under stock plans and employee stock purchase plan	562	5,196
Deferred income taxes	(223)	3,165
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	21,886	17,374
Increase in inventories	(2,261)	(2,841)
Decrease in other current assets	10,520	2,741
Increase in other assets	(4,056)	(1,334)
Increase (decrease) in accounts payable	1,770	(20,258)
Increase (decrease) in accrued expenses and other current liabilities	5,986	(14,654)

Net cash provided by operating activities	95,777	52,958

Cash flows from investing activities, net of acquisitions:
Purchases of property and equipment	(19,419)	(13,586)
Purchase of Comark	—	(102,423)

Net cash used in investing activities	(19,419)	(116,009)

Cash flows from financing activities, net of acquisitions:
Net (repayments) borrowings on financing arrangements and lines of credit	(81,183)	24,501
Net repayment of long-term debt and capital leases	(2,026)	(2,943)
Proceeds from sales of common stock through employee stock plans	5,046	28,429

Net cash (used in) provided by financing activities	(78,163)	49,987

Foreign currency effect on cash flow	1,064	443

Decrease in cash	(741)	(12,621)
Cash at beginning of period	30,930	31,868

Cash at end of period	$30,189	$19,247

Supplemental disclosure of non-cash investing activity:
Common stock issued in connection with acquisition of Comark	$—	$50,000

Common stock issued to settle deferred compensation liability assumed in connection with the acquisition of Comark	$—	$2,000

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

          We are a leading provider of information technology (“IT”) products and services to businesses in the United States, Canada and the United Kingdom. Our offerings include brand name computing products, advanced IT services and outsourcing of business processes. Our business is organized in four operating segments:

•	Single-source provider of IT products and services – North America (“Insight North America”);

•	Direct marketer of IT products and services – United Kingdom (“Insight UK”);

•	Business process outsourcing provider (“Direct Alliance”); and

•	Other – Internet service provider (“PlusNet”).

          Insight North America is a leading single source provider of IT products and services, offering a broad line of over 200,000 brand name products primarily to businesses in the United States and Canada. Insight North America also offers its customers IT services such as advanced integration, custom configuration, network design, deployment and installation, as well as third-party services such as warranties, training and leasing. Insight North America sells these products and services through a staff of customer-dedicated account executives utilizing proactive outbound telephone-based sales, a customer-focused face-to-face field sales force and electronic commerce (primarily the Internet).

          Insight UK is a direct marketer of IT products and services, offering a broad line of over 70,000 brand name products to businesses in the United Kingdom. Insight UK sells these products through a staff of customer-dedicated account executives utilizing proactive outbound telephone-based sales, a customer-focused face-to-face field sales force, a comprehensive catalog mailed to regular and prospective buyers that generates in-bound telephone calls and electronic commerce (primarily the Internet).

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

          PlusNet offers broadband and “dial-up” Internet access to businesses and consumers in the United Kingdom.

2.	Basis of Presentation

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2003, the results of operations for the three and nine months ended September 30, 2003 and 2002, stockholders’ equity for the nine months ended September 30, 2003 and the cash flows for the nine months ended September 30, 2003 and 2002. The condensed consolidated balance sheet as of December 31, 2002 was derived from the audited consolidated financial statements at such date. The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America.

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

3.	Stock-Based Compensation

          We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25” to account for our stock-based employee compensation plans. Under this method, compensation expense related to stock options is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic value-based method of accounting described above and have adopted the disclosure requirements of SFAS No. 123. Accordingly, we do not recognize compensation expense for any of our stock option plans because we do not issue stock options at exercise prices below the market value at date of grant. Had compensation cost for our stock option plans been determined consistent with SFAS No. 123, our net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net earnings as reported	$10,597	$10,099	$25,793	$35,307
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,971)	(3,198)	(4,038)	(7,843)

Pro forma net earnings	$8,626	$6,901	$21,755	$27,464

Basic earnings per share:
As reported	$0.23	$0.22	$0.56	$0.80

Pro forma	$0.19	$0.15	$0.47	$0.62

Diluted earnings per share:
As reported	$0.22	$0.22	$0.55	$0.78

Pro forma	$0.18	$0.15	$0.47	$0.60

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

          We recognize compensation expense associated with the issuance of restricted stock ratably over the vesting period. The total compensation expense associated with restricted stock is determined by multiplying the number of shares awarded by the closing price on the date of grant. Recipients of restricted stock are entitled to receive any dividends declared on our common stock and have voting rights, regardless of whether such shares have vested. Unvested shares of restricted stock are forfeited if the recipient resigns or is terminated for cause.

4.	Earnings Per Share

          Our basic earnings per share (“EPS”) is calculated based on net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes additional dilution from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options.

          The reconciliation of the numerators and denominators of the basic and diluted EPS calculations were as follows for the three and nine-month periods ended September 30, 2003 and 2002 (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Numerator:
Net earnings	$10,597	$10,099	$25,793	$35,307

Denominator:
Weighted-average shares used to compute basic EPS	46,299	46,062	46,176	44,387
Dilutive potential common shares due to dilutive options and other stock based awards, net of tax effect	951	173	369	1,019

Weighted-average shares used to compute diluted EPS	47,250	46,235	46,545	45,406

Earnings per share:
Basic	$0.23	$0.22	$0.56	$0.80

Diluted	$0.22	$0.22	$0.55	$0.78

Weighted-average outstanding stock options having no dilutive effect	3,976	7,146	6,299	2,491

5.	Financing Arrangements

          Our financing arrangements include a $200,000,000 accounts receivable securitization program, a $30,000,000 revolving line of credit and a $40,000,000 inventories financing facility.

          We have entered into an agreement to sell accounts receivable periodically to a special purpose accounts receivable and financing entity (the “SPE”), which is exclusively engaged in purchasing accounts receivable from us. The SPE is a wholly-owned, bankruptcy-remote entity that we have consolidated in our condensed consolidated financial statements. The SPE funds its purchases by selling undivided interests in up to $200,000,000 of eligible trade accounts receivable to a multi-seller conduit administered by an independent financial institution. The sales to the conduit do not qualify for sale treatment under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” Accordingly, the accounts receivable remain recorded on our condensed consolidated financial statements. At September 30, 2003, the SPE owned $317,252,000 of accounts receivable that are recorded at fair value and are included in our condensed consolidated balance sheet, of which $167,241,000 was eligible for funding. The facility expires December 30, 2003, and accordingly, the $10,000,000 outstanding at September 30, 2003 is recorded as short-term debt. Interest is payable monthly and the interest rate on

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

borrowed funds as of September 30, 2003 was 1.66%. We also pay a commitment fee on the facility equal to 0.35% of the unused balance. At September 30, 2003, $157,241,000 was available under the facility. We have no reason to believe the facility will not be renewed on or before December 30, 2003.

          As of September 30, 2003, we had no amounts outstanding under our $30,000,000 revolving line of credit. The line of credit bears interest, payable quarterly, at a rate chosen by us among available rates subject to our leverage ratio and other terms and conditions. The available rates are the financial institution’s floating rate or the LIBOR based rate (5.55% and 2.70%, respectively at September 30, 2003). Any amounts outstanding would be recorded as long-term liabilities. The credit facility expires on December 31, 2005. We have an outstanding letter of credit that reduces the availability on this line of credit by $10,000,000. At September 30, 2003, $20,000,000 was available under the line of credit.

          Our $40,000,000 secured inventories facility can be used to facilitate the purchases of inventories from certain suppliers and amounts outstanding are classified on the condensed consolidated balance sheet as accounts payable. As of September 30, 2003, there was $4,387,000 outstanding under the inventories facility and $35,613,000 was available. This facility is non-interest bearing if paid within its terms and expires December 31, 2005.

          The facilities contain various covenants including the requirement that we maintain a specified amount of tangible net worth and do not exceed leverage and minimum fixed charge requirements. We were in compliance with all such covenants at September 30, 2003.

6.	Income Taxes

          Our effective tax rate was 33.6% and 33.4%, respectively, for the three and nine months ended September 30, 2003 and 40.5% and 38.5%, respectively, for the three and nine months ended September 30, 2002. Our effective tax rates differ from the United States federal statutory rate of 35% in all periods due to state income taxes, net of federal income tax benefit, and lower tax rates on earnings in Canada and the United Kingdom. The effective tax rate for the nine months ended September 30, 2003 was also reduced because income resulting from the reduction of certain Insight UK liabilities assumed in connection with a previous acquisition was not taxable and because we realized a tax benefit related to a UK foreign currency exchange loss in conjunction with an intercompany debt-to-equity conversion.

7.	Goodwill

          The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 are as follows (in thousands):

	Insight North
	America	PlusNet	Total

Balance at December 31, 2002	$80,783	$13,327	$94,110
Goodwill adjustments related to final Comark integration plan	2,101	—	2,101
Year one earn-out payment related to the Comark acquisition	806	—	806
Currency translation adjustment	671	435	1,106

Balance at September 30, 2003	$84,361	$13,762	$98,123

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

          There is no goodwill recorded at Insight UK or Direct Alliance.

          During the nine months ended September 30, 2003, Insight UK settled certain liabilities assumed in the acquisition of Action in late 2001 for $2,504,000 less than the amounts originally recorded. Normally, these items would be recorded as a reduction to goodwill. However, Insight UK recorded a goodwill impairment charge during the fourth quarter of 2002 which eliminated its entire goodwill balance. Accordingly, the $2,504,000 reduction in assumed liabilities was recorded in the statement of earnings during the first quarter of 2003. The income resulting from the reduction in assumed liabilities was not taxable.

8.	Restructuring and Acquisition Integration Activities

Acquisition-Related Restructuring Costs Expensed in 2003

          During the nine months ended September 30, 2003, Insight North America recorded $2,283,000 in restructuring expenses associated with costs incurred to close Insight North America’s distribution facility in Indiana and $639,000 in connection with the elimination of certain support and management positions. The Indiana facility was closed in order to consolidate warehouse and distribution facilities in Illinois in accordance with the Comark integration plan. The restructuring expenses generally consist of employee termination benefits of $820,000, facilities based expenses of $954,000, and non-cash expenses related to abandoned assets of $1,148,000. The facilities based expenses consist of remaining lease obligations and expenses to remove leasehold improvements. Of the $954,000 recorded for facilities based expenses, $373,000 was paid and adjustments of $46,000, due to increases in estimated common area maintenance charges, were made leaving an accrual of $627,000 at September 30, 2003. The employee termination benefits relate to severance and termination benefits paid during the nine months ended September 30, 2003 to 109 employees.

          Also during the nine months ended September 30, 2003, Insight UK recorded $543,000 of restructuring expenses relating to severance associated with the elimination of service technicians and certain support and management functions. These expenses generally consist of employee termination benefits for 26 employees. During the nine months ended September 30, 2003, $329,000 was paid and adjustments of $89,000, due to decreases in estimated severance costs, were made leaving an accrual of $125,000 at September 30, 2003.

          We recorded the restructuring expenses in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” or SFAS No. 112, “Employers’ Accounting for Post-Employment Benefits,” as appropriate.

          The following table details the changes in these liabilities during the nine months ended September 30, 2003 (in thousands):

	Insight North America			Insight UK

	Employee			Employee
	Termination	Facilities	Segment	Termination	Segment	Consolidated
	Benefits	Based	Total	Benefits	Total	Total

Restructuring expenses	$820	$954	$1,774	$543	$543	$2,317
Adjustments	—	46	46	(89)	(89)	(43)
Cash payments	(820)	(373)	(1,193)	(329)	(329)	(1,522)

Balance at September 30, 2003	$—	$627	$627	$125	$125	$752

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

          The charge of $1,819,000 to restructure the organization consisted of employee termination benefits and facilities based costs, of which $595,000 was still accrued at December 31, 2002. During the nine months ended September 30, 2003, an additional accrual was made to the employee termination benefits related to severance payments and transition bonuses of $1,083,000 for 29 additional employees who were terminated in connection with the elimination of certain duplicative activities resulting from the acquisition. These adjustments were offset by cash payments of $1,583,000. Additional facilities based costs of $19,000 were accrued during the nine months related to lease termination costs associated with vacating duplicate facilities. The cash payments for facilities based costs during the nine months ended September 30, 2003 were $76,000, leaving an accrual of $38,000 at September 30, 2003.

          The following table details the changes in these liabilities during the nine months ended September 30, 2003 (in thousands):

	Employee
	Termination	Facilities
	Benefits	Based	Total

Balance at December 31, 2002	$500	$95	$595
Adjustments	1,083	19	1,102
Cash payments	(1,583)	(76)	(1,659)

Balance at September 30, 2003	$—	$38	$38

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

          The $18,440,000 cost to restructure the organization consisted of employee termination benefits and facilities based costs of $3,532,000 and $14,908,000, respectively, of which $9,721,000 remained accrued at December 31, 2002. Employee termination benefits of $11,000 were paid during the nine months ended September 30, 2003. Adjustments to the accrued employee termination benefits of $231,000 during the nine months ended September 30, 2003 primarily represented decreases in estimated employee termination benefits.

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

          The facilities based costs primarily consist of remaining lease commitments on unused facilities or estimated costs to terminate lease commitments, reduced by estimated subleases. Adjustments to the accrued facilities based costs during the nine months ended September 30, 2003 of $285,000 primarily represent fluctuations in the British pound sterling exchange rates. Facilities based costs of $937,000 were paid during the nine months ended September 30, 2003, resulting in an ending accrual balance at September 30, 2003 of $8,827,000.

          The following table details the change in these liabilities for the nine months ended September 30, 2003 (in thousands):

	Employee
	Termination	Facilities	Segment
	Benefits	Based	Total

Balance at December 31, 2002	$242	$9,479	$9,721
Adjustments	(231)	285	54
Cash payments	(11)	(937)	(948)

Balance at September 30, 2003	$—	$8,827	$8,827

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

          The $3,653,000 charge to restructure the organization in 2001 consisted of employee termination benefits and facilities based expenses of $2,641,000 and $1,012,000, respectively. At December 31, 2002, facilities based costs of $279,000 and $19,000 remained accrued at Insight North America and Insight UK, respectively. The facilities based costs primarily consist of remaining lease commitments on unused facilities or estimated costs to terminate lease commitments. During the nine months ended September 30, 2003, facilities based costs of $91,000 were paid and adjustments of $159,000 were recorded due to decreases in estimated lease termination costs, resulting in an ending accrual for Insight North America of $29,000 at September 30, 2003.

          At September 30, 2003, facilities based costs of $19,000 remained accrued at Insight UK as there were no cash payments or adjustments made to the lease commitments associated with UK facilities that are no longer in use.

          The following table details the changes in the facilities based costs during the nine months ended September 30, 2003 (in thousands):

	Insight North
	America	Insight UK	Total

Balance at December 31, 2002	$279	$19	$298
Adjustments	(159)	—	(159)
Cash payments	(91)	—	(91)

Balance at September 30, 2003	$29	$19	$48

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.	Contingencies

          We are a defendant in a lawsuit, which is a consolidation of three separate actions brought by stockholders, pending in the United States District Court, District of Arizona. The lawsuit alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiff in this action alleges we, and certain of our officers, made false and misleading statements pertaining to our business, operations and management in an effort to inflate the price of our common stock. The lawsuit also names as co-defendants: Eric J. Crown, the Chairman of our Board of Directors; Timothy A. Crown, our Chief Executive Officer and President and a director; and Stanley Laybourne, our Executive Vice President, Chief Financial Officer and Treasurer and a director. In the complaint, which was filed in December 2002, the plaintiff seeks class action status to represent all buyers of our common stock from September 3, 2001 through July 17, 2002. On September 27, 2003, the court granted our motion to dismiss, but allowed plaintiffs leave to file an amended complaint, which they did on October 31, 2003. We will continue to defend the case vigorously, and intend to file a motion to dismiss the newly amended complaint. The costs associated with defending the allegations in this lawsuit and the potential outcome cannot be determined at this time and, accordingly, no estimate for such costs, other than the deductible amount under our directors and officers liability insurance policies has been included in these condensed consolidated financial statements.

          We are also a party to various legal proceedings arising in the ordinary course of business, including asserted preference payment claims in customer bankruptcy proceedings and claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights. In accordance with SFAS No. 5, “Accounting for Contingencies,” we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Although litigation is inherently unpredictable, we believe that we have adequate provisions for any probable and estimable losses. It is possible, nevertheless, that the results of our operations or cash flows could be materially and adversely affected in any particular period by the resolution of a legal proceeding.

10.	Segment Information

          We have the following reportable operating segments:

•	Single-source provider of IT products and services – North America (“Insight North America”);

•	Direct marketer of IT products and services – United Kingdom (“Insight UK”);

•	Business process outsource provider (“Direct Alliance”); and

•	Other – Internet service provider (“PlusNet”).

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

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

          The tables below present information about our reportable segments as of and for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended September 30, 2003

	Insight
	North	Insight		Insight	Direct
	America	UK	PlusNet	Total	Alliance	Consolidated

Net sales	$607,434	$95,828	$7,063	$710,325	$19,265	$729,590
Costs of goods sold	540,991	83,387	4,594	628,972	13,866	642,838

Gross profit	66,443	12,441	2,469	81,353	5,399	86,752
Operating expenses:
Selling and administrative expenses	55,432	11,225	1,634	68,291	1,695	69,986

Earnings from operations	$11,011	$1,216	$835	$13,062	$3,704	$16,766

Total assets	$760,752	$100,807	$25,910	$887,469	$55,180	$737,540	*

	Three Months Ended September 30, 2002

	Insight
	North	Insight		Insight	Direct
	America	UK	PlusNet	Total	Alliance	Consolidated

Net sales	$723,390	$101,809	$4,023	$829,222	$24,781	$854,003
Costs of goods sold	648,418	90,197	2,138	740,753	19,568	760,321

Gross profit	74,972	11,612	1,885	88,469	5,213	93,682
Operating expenses:
Selling and administrative expenses	56,877	13,674	1,434	71,985	1,173	73,158
Restructuring Expenses	—	1,500	—	1,500	—	1,500
Amortization	467	—	—	467	—	467

Earnings (loss) from operations	$17,628	$(3,562)	$451	$14,517	$4,040	$18,557

Total assets	$835,453	$182,227	$22,661	$1,040,341	$47,858	$842,225	*

*Condensed consolidated total assets include net intercompany eliminations and corporate assets of $205,109 and $245,974 at September 30, 2003, and 2002, respectively.

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2003

	Insight
	North	Insight		Insight	Direct
	America	UK	PlusNet	Total	Alliance	Consolidated

Net sales	$1,808,736	$280,957	$19,407	$2,109,100	$57,175	$2,166,275
Costs of goods sold	1,608,294	243,513	12,353	1,864,160	42,117	1,906,277

Gross profit	200,442	37,444	7,054	244,940	15,058	259,998
Operating expenses:
Selling and administrative expenses	173,786	34,471	4,977	213,234	4,036	217,270
Restructuring expenses	2,922	543	—	3,465	—	3,465
Reductions in liabilities assumed in previous acquisition	—	(2,504)	—	(2,504)	—	(2,504)

Earnings from operations	$23,734	$4,934	$2,077	$30,745	$11,022	$41,767

Total assets	$760,752	$100,807	$25,910	$887,469	$55,180	$737,540	*

	Nine Months Ended September 30, 2002

	Insight
	North	Insight		Insight	Direct
	America	UK	PlusNet	Total	Alliance	Consolidated

Net sales	$1,737,397	$297,438	$9,876	$2,044,711	$74,320	$2,119,031
Costs of goods sold	1,548,034	261,352	4,789	1,814,175	58,720	1,872,895

Gross profit	189,363	36,086	5,087	230,536	15,600	246,136
Operating expenses:
Selling and administrative expenses	139,388	36,328	3,747	179,463	3,377	182,840
Restructuring expenses	—	1,500	—	1,500	—	1,500
Amortization	778	—	—	778	—	778

Earnings from operations	$49,197	$(1,742)	$1,340	$48,795	$12,223	$61,018

Total assets	$835,453	$182,227	$22,661	$1,040,341	$47,858	$842,225	*

*Condensed consolidated total assets include net intercompany eliminations and corporate assets of $205,109 and $245,974 at September 30, 2003, and 2002, respectively.

11.	Subsequent Event

          On October 29, 2003, we prepaid $11,850,000 of building mortgages, with interest rates ranging from 7.15% to 8.02%, with borrowings from existing financing arrangements. Prepayment penalties of $628,000 were also paid and capitalized loan origination fees of $173,000 were written off. Both amounts will be recorded as non-operating expense during the fourth quarter.

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

Sales Recognition

          The majority of our sales are product sales, which are covered by our sales agreements containing our standard terms and conditions. Usual sales terms are FOB shipping point, at which time title and risk of loss are passed to the customer. Sales are recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred or services have been rendered, the sales price is fixed and determinable and collectibility is reasonably assured. Using these tests, the majority of our sales are product sales recognized upon shipment. From time to time, in the sale of products and services, we enter into contracts which contain multiple elements or non-standard terms and conditions. As a result, significant contract interpretation may be required to determine the appropriate accounting, including how the price should be allocated among the deliverable elements if there are multiple deliverables, whether the delivered item(s) has stand-alone value to the customer, and when to recognize the sale. We recognize sales for delivered items only when all of the following criteria are satisfied:

•	The delivered item(s) has value to the customer on a stand-alone basis.

•	There is objective and reliable evidence of the fair value of the undelivered item(s).

•	If the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in our control.

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

Restructuring and Acquisition Integration Activities

          We have engaged, and may continue to engage, in restructuring activities which require us to utilize significant estimates related primarily to employee termination benefits, estimated costs to terminated leases or remaining lease commitments on used facilities, net of estimated subleases.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

Overview

Acquisition of Comark

          On April 25, 2002, we acquired all of the outstanding stock of Comark, a leading provider of IT products and services in the United States. As a result, the fluctuations in the operating results of Insight Enterprises, Inc. and our Insight North America operating segment for the nine months ended September 30, 2003 as compared to the results for the nine months ended September 30, 2002 are due, generally, to the acquisition of Comark. The Historical Results of Operations section below presents a discussion of our condensed consolidated operating results using the historical results of Insight Enterprises, Inc. prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for the three and nine months ended September 30, 2003 and 2002, including Comark’s results of operations from April 25, 2002 (the acquisition date).

          In order to provide additional information relating to our operating results, we also present, under Pro Forma Combined Company Results below, a discussion of our historical operating results for the nine months ended September 30, 2003 prepared in accordance with GAAP compared with condensed consolidated operating results presented as if Insight Enterprises, Inc. and Comark had been a combined company during the entire nine months ended September 30, 2002. We have included this additional information in order to provide further understanding of our operating results, prior period trends and current position. This supplemental information is presented in a manner consistent with the disclosure requirements of SFAS No. 141, “Business Combinations.” Pro Forma information is useful in analyzing operating performance, but it should be used only in conjunction with results reported in accordance with GAAP.

HISTORICAL RESULTS OF OPERATIONS

          The following discussion compares the historical condensed consolidated results of operations on a GAAP basis for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,				Nine Months Ended September 30,

	2003		2002		2003		2002

	(in thousands) (unaudited)
Net sales	$729,590	100.0%	$854,003	100.0%	$2,166,275	100.0%	$2,119,031	100.0%
Costs of goods sold	642,838	88.1	760,321	89.0	1,906,277	88.0	1,872,895	88.4

Gross profit	86,752	11.9	93,682	11.0	259,998	12.0	246,136	11.6
Operating expenses:
Selling and administrative expenses	69,986	9.6	73,158	8.5	217,270	10.0	182,840	8.5
Restructuring expenses	—	—	1,500	0.2	3,465	0.2	1,500	0.1
Reductions in liabilities assumed in previous acquisition	—	—	—	—	(2,504)	(0.1)	—	—
Amortization	—	—	467	0.1	—	—	778	0.1

Earnings from operations	16,766	2.3	18,557	2.2	41,767	1.9	61,018	2.9
Non-operating expense, net	813	0.1	1,590	0.2	3,055	0.1	3,605	0.2

Earnings before income taxes	15,953	2.2	16,967	2.0	38,712	1.8	57,413	2.7
Income tax expense	5,356	0.7	6,868	0.8	12,919	0.6	22,106	1.0

Net earnings	$10,597	1.5%	$10,099	1.2%	$25,793	1.2%	$35,307	1.7%

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Three and Nine Months Ended September 30, 2003 Compared to Three and Nine Months Ended September 30, 2002

          Net Sales. Net sales for the quarter ended September 30, 2003 decreased 15% to $729.6 million from $854.0 million in the same period in 2002. Net sales decreased due to decreases in IT spending in an uncertain economic and international environment and a surge in software demand in the third quarter of 2002 due to changes in Microsoft’s licensing programs. Net sales for the nine months ended September 30, 2003, increased 2% to $2,166.3 million from $2,119.0 million for the nine months ended September 30, 2002. The increase in net sales is due to the fact that net sales attributable to Comark are only included for five of the nine months ended September 30, 2002 and increases in the British pound sterling and Canadian dollar exchange rates. These increases were offset partially by decreases in IT spending in an uncertain economic and international environment and increased software demand in the third quarter of 2002 due to changes in Microsoft’s licensing programs.

          Gross Profit. Gross profit for the quarter ended September 30, 2003 decreased 7%, to $86.8 million from $93.7 million in the same period in 2002. As a percentage of net sales, gross profit increased to 11.9% for the quarter ended September 30, 2003 from 11.0% for the third quarter 2002.

          The increase in gross margin was due primarily to:

•	a change in accounting classification for certain funds received from vendors for Insight North America and Insight UK;

•	increases in service and leasing sales, which generally have a higher gross margin than product sales, for Insight North America;

•	increases in product margins for Insight UK; and

•	increase in gross margin for Direct Alliance.

The increases were offset partially by decreases in supplier reimbursements for Insight North America and Insight UK, decreases in product margins for Insight North America and decreases in service sales, which generally have a higher gross margin than product sales, for Insight UK.

Gross profit for the nine months ended September 30, 2003, increased 6% to $260.0 million from $246.1 million for the nine months ended September 30, 2002. Gross margin for the nine months ended September 30, 2003 increased to 12.0% from 11.6% for the nine months ended September 30, 2002.

The increase in gross margin was due primarily to:

•	increases in product margins on sales to small- to medium-sized business customers in Insight North America;

•	a change in accounting classification for certain funds received from vendors for Insight North America and Insight UK;

•	increases in service sales, which generally have a higher gross margin than product sales, for Insight North America;

•	increases in product and freight margins for Insight UK; and

•	increase in gross margin for Direct Alliance.

The increases were offset partially by lower gross margins on sales to large corporate customers added with the acquisition of Comark, decreases in supplier reimbursements for Insight North America and Insight UK and decreases in service sales, which generally have a higher gross margin than product sales, for Insight UK.

          Effective January 1, 2003, the Company adopted EITF Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor.” As a result of the adoption of this pronouncement, we recorded

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

approximately $2.1 million and $7.3 million, respectively, of vendor consideration as a reduction to costs of goods sold during the three and nine months ended September 30, 2003 that, prior to the adoption, would have been classified as a reduction of selling and administrative expenses. For the three and nine months ended September 30, 2003, the change in classification resulted in a 0.30% and 0.34%, respectively, increase in gross margin and a corresponding increase in selling and administrative expenses as a percentage of net sales compared to the prior classification.

          Operating Expenses.

          Selling and Administrative Expenses. Selling and administrative expenses for the quarter ended September 30, 2003 decreased 4% to $70.0 million from $73.2 million in the same period in 2002. For the nine months ended September 30, 2003, selling and administrative expenses increased 19% to $217.3 million from $182.8 million for the nine months ended September 30, 2002. As a percentage of net sales, selling and administrative expenses increased to 9.6% for the quarter ended September 30, 2003 from 8.5% in the same period in 2002. For the nine months ended September 30, 2003 selling and administrative expenses as a percentage of net sales increased to 10.0% from 8.5% in the nine months ended September 30, 2002. The increase in selling and administrative expenses as a percentage of net sales in the 2003 periods compared to the 2002 periods was due primarily to:

•	additional costs, including stay bonuses, associated with maintaining duplicate support departments until the IT system conversion and final integration of Comark is completed in Insight North America;

•	a change in accounting classification of certain funds received from vendors for Insight North America and Insight UK;

•	accelerated depreciation due to a change in the estimated useful life of certain software assets that will no longer be used after the IT systems conversion in Insight North America is completed; and

•	increased training expenses associated with the IT systems conversion in Insight North America.

          These increases in expenses were offset partially by expense reductions resulting from the continuing integration of Comark’s operations into the operations of Insight North America, cost cutting initiatives in Insight North America and Insight UK and increased capitalization of salaries and consultant fees in connection with the IT systems conversion.

          Restructuring Expenses. During the nine months ended September 30, 2003, Insight North America recorded $2.9 million in restructuring expenses associated with costs incurred to close Insight North America’s distribution facility in Indiana and severance associated with the elimination of certain support and management positions. The Indiana facility was closed in order to consolidate warehouse and distribution facilities in Illinois in accordance with the integration plan. These restructuring expenses primarily represented costs associated with terminated employees, abandoned assets and remaining lease obligations. Also, during the nine months ended September 30, 2003, Insight UK recorded $543,000 of restructuring expenses relating to severance associated with the elimination of service technicians and certain support and management functions. See further discussion in Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Report.

          Reductions in Liabilities Assumed in Previous Acquisition. During the nine months ended September 30, 2003, Insight UK settled certain liabilities assumed in the acquisition of Action in late 2001 for $2.5 million less than the amounts originally recorded. Normally, these items would be recorded as a reduction to goodwill. However, Insight UK recorded a goodwill impairment charge during the fourth quarter of 2002 which eliminated its entire goodwill balance; therefore, the $2.5 million reduction in assumed liabilities is recorded in the statement of earnings. The income resulting from the reduction in assumed liabilities was not taxable.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

          Amortization. Amortization for the nine months ended September 30, 2002 represents the amortization of Comark’s trade name obtained in connection with the acquisition of Comark.

          Non-Operating Expense, Net. Non-operating expense, net, which consists primarily of interest expense and interest income, decreased to $813,000 for the quarter ended September 30, 2003 from $1.6 million in the same period in 2002. Non-operating expense for the nine months ended September 30, 2003 decreased to $3.1 million from $3.6 million for the nine months ended September 30, 2002. Interest expense of $625,000 and $1.2 million for the three months ended September 30, 2003 and 2002, respectively, and $2.1 million and $2.9 million for the nine months ended September 30, 2003 and 2002, respectively, primarily relates to borrowings under our credit facilities which were used to finance the acquisition of Comark in April 2002 and capital expenditures. Interest expense has decreased due to decreases in interest-bearing debt incurred and assumed in connection with the acquisition of Comark and decreases in interest rates. Interest income of $215,000 and $58,000 for the three months ended September 30, 2003 and 2002, respectively, and $590,000 and $247,000 for the nine months ended September 30, 2003 and 2002, respectively, was generated through short-term investments. The increase in interest income in the 2003 periods is due to the increase in cash invested in the United Kingdom at higher interest rates than the United States, offset partially by declining interest rates on short-term investments in the United States. Non-operating expenses, other than interest expense, consist primarily of bank fees associated with financing arrangements and cash management.

          Income Tax Expense. Our effective tax rate was 33.6% and 33.4%, respectively, for the three and nine months ended September 30, 2003 and 40.5% and 38.5%, respectively, for the three and nine months ended September 30, 2002. The effective tax rates in the 2003 periods are lower than the 2002 periods because income resulting from the reduction of certain Insight UK liabilities assumed in connection with a previous acquisition was not taxable, a tax benefit relating to a UK foreign currency exchange loss in conjunction with an intercompany debt-to-equity conversion was realized, net earnings for our United Kingdom operations, which are taxed at lower rates than the United States, increased and Canadian tax rates were reduced. The effect was offset partially by higher state income tax rates and increases in partially non-deductible expenses, such as meals and entertainment.

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

	Nine Months Ended September 30,

	2003		2002 Pro Forma

	(in thousands) (unaudited)
Net sales	$2,166,275	100.0%	$2,554,306	100.0%
Costs of goods sold	1,906,277	88.0	2,263,377	88.6

Gross profit	259,998	12.0	290,929	11.4
Operating expenses:
Selling and administrative expenses	217,270	10.0	217,103	8.5
Restructuring expenses	3,465	0.2	1,500	0.1
Reductions in liabilities assumed in previous acquisition	(2,504)	(0.1)	—	—
Amortization	—	—	1,400	0.1

Earnings from operations	41,767	1.9	70,926	2.7
Non-operating expense, net	3,055	0.1	4,944	0.2

Earnings before income taxes	38,712	1.8	65,982	2.5
Income tax expense	12,919	0.6	25,404	0.9

Net earnings	$25,793	1.2%	$40,578	1.6%

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

          Net Sales. Net sales for the nine months ended September 30, 2003, decreased 15% to $2,166.3 million from pro forma net sales of $2,554.3 million for the nine months ended September 30, 2002. This decrease was attributable to decreases in IT spending in an uncertain economic and international environment and increased software demand in the third quarter of 2002 due to changes in Microsoft’s licensing programs

          Gross Profit. Gross profit for the nine months ended September 30, 2003, decreased 11% to $260.0 million from pro forma gross profit of $291.0 million for the nine months ended September 30, 2002. Gross profit as a percentage of net sales for the nine months ended September 30, 2003 was 12.0% and pro forma gross profit percentage for the nine months ended September 30, 2002 was 11.4%.

The increase in gross margin was due primarily to:

•	increases in product margins on sales to small- to medium-sized business customers in Insight North America;

•	a change in accounting classification for certain funds received from vendors for Insight North America and Insight UK;

•	increases in service sales, which generally have a higher gross margin than product sales, for Insight North America;

•	increases in product and freight margins for Insight UK; and

•	increase in gross margin for Direct Alliance.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The increases were offset partially by decreases in supplier reimbursements for Insight North America and Insight UK and decreases in service sales, which generally have a higher gross margin than product sales, for Insight UK.

          Effective January 1, 2003, the Company adopted EITF Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor.” As a result of the adoption of this pronouncement, we recorded approximately $7.3 million of vendor consideration as a reduction to costs of goods sold during the nine months ended September 30, 2003 that, prior to the adoption, would have been classified as a reduction of selling and administrative expenses. For the nine months ended September 30, 2003, the change in classification resulted in a 0.34% increase in gross margin and a corresponding increase in selling and administrative expenses as a percentage of net sales compared to the prior classification.

          Operating Expenses.

          Selling and Administrative Expenses. Selling and administrative expenses for the nine months ended September 30, 2003 increased slightly to $217.3 million from pro forma selling and administrative expenses of $217.1 million for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, selling and administrative expenses as a percentage of net sales increased to 10.0% from pro forma percentage of net sales of 8.5% in the nine months ended September 30, 2002. The increase in selling and administrative expenses as a percentage of net sales was due primarily to:

•	additional costs, including stay bonuses, associated with maintaining duplicate support departments until the IT system conversion and final integration of Comark is completed in Insight North America;

•	a change in accounting classification of certain funds received from vendors for Insight North America and Insight UK;

•	accelerated depreciation due to a change in the estimated useful life of certain software assets that will no longer be used after the IT systems conversion in Insight North America is completed; and

•	increased training expenses associated with the IT systems conversion in Insight North America.

These increases in expenses were offset partially by expense reductions resulting from the continuing integration of Comark’s operations into the operations of Insight North America, cost cutting initiatives in Insight North America and Insight UK and increased capitalization of salaries and consultant fees in connection with the IT systems conversion.

          Restructuring Expenses. During the nine months ended September 30, 2003, Insight North America recorded $2.9 million in restructuring expenses associated with costs incurred to close Insight North America’s distribution facility in Indiana and severance associated with the elimination of certain support and management positions. The Indiana facility was closed in order to consolidate warehouse and distribution facilities in Illinois in accordance with the integration plan. These restructuring expenses primarily represented costs associated with terminated employees, abandoned assets and remaining lease obligations. Also, during the nine months ended September 30, 2003, Insight UK recorded $543,000 of restructuring expenses relating to severance associated with the elimination of service technicians and certain support and management functions. See further discussion in Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Report.

          Reductions in Liabilities Assumed in Previous Acquisition. During the nine months ended September 30, 2003, Insight UK settled certain liabilities assumed with the acquisition of Action in late 2001 for $2.5 million less than the amounts originally recorded. Normally, these items would be recorded as a reduction to goodwill. However, Insight UK recorded a goodwill impairment charge during the fourth quarter of 2002 which eliminated its entire goodwill balance; therefore, the $2.5 million reduction in assumed liabilities is recorded in the statement of earnings. The income resulting from the reduction in assumed liabilities was not taxable.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

          Amortization. Pro forma amortization for the nine months ended September 30, 2002 represents the amortization of Comark’s trade name obtained in connection with the acquisition of Comark.

          Non-Operating Expense, Net. Non-operating expense for the nine months ended September 30, 2003 decreased to $3.1 million from pro forma non-operating expense of $4.9 million for the nine months ended September 30, 2002. Interest expense of $2.1 million and $4.2 million for the nine months ended September 30, 2003 and 2002, respectively, primarily relates to borrowings under our credit facilities which were used to finance the acquisition of Comark in April 2002, working capital and capital expenditures. Non-operating expenses, other than interest expense, consist primarily of bank fees associated with financing arrangements and cash management.

          Income Tax Expense. Our effective tax rate for the nine months ended September 30, 2003 was 33.4% compared to the pro forma tax rate of 38.5% for the nine months ended September 30, 2002. Our effective tax rate for the nine months ended September 30, 2003 was lower than the pro forma tax rate for the nine months ended September 30, 2002 because income resulting from the reduction of certain Insight UK liabilities assumed in connection with a previous acquisition was not taxable, a tax benefit relating to a UK foreign currency exchange loss in conjunction with an intercompany debt-to-equity conversion was realized, net earnings for our United Kingdom operations, which are taxed at lower rates than the United States, increased and Canadian tax rates were reduced. The effect was offset partially by higher state income tax rates and increases in partially non-deductible expenses, such as meals and entertainment.

SEGMENT INFORMATION

          We have the following reportable operating segments:

•	Single-source provider of IT products and services – North America (“Insight North America”);

•	Direct marketer of IT products and services – United Kingdom (“Insight UK”);

•	Business process outsource provider (“Direct Alliance”); and

•	Other – Internet service provider (“PlusNet”).

          A detailed description of each segment and reconciliation to condensed consolidated results of operations can be found in Note 10 to the condensed consolidated financial statements in Part I, Item 1 of this Report. We evaluate the performance of our operating segments based on earnings from operations. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

          The following discussion compares the historical results of operations for each of our operating segments on a GAAP basis for the three and nine months ended September 30, 2003 and 2002. The results for Insight North America include Comark’s results of operations since it was acquired on April 25, 2002.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Insight North America

	Three Months Ended September 30,				Nine Months Ended September 30,

	2003		2002		2003		2002

	(in thousands) (unaudited)
Net sales	$607,434	100.0%	$723,390	100.0%	$1,808,736	100.0%	$1,737,397	100.0%
Costs of goods sold	540,991	89.1	648,418	89.6	1,608,294	88.9	1,548,034	89.1

Gross profit	66,443	10.9	74,972	10.4	200,442	11.1	189,363	10.9
Operating expenses:
Selling and administrative expenses	55,432	9.1	56,877	7.9	173,786	9.6	139,388	8.0
Restructuring expenses	—	—	—	—	2,922	0.2	—	—
Amortization	—	—	467	0.1	—	—	778	0.1

Earnings from operations	$11,011	1.8%	$17,628	2.4%	$23,734	1.3%	$49,197	2.8%

Three and Nine Months Ended September 30, 2003 Compared to Three and Nine Months Ended September 30, 2002

          Net Sales. Net sales for the quarter ended September 30, 2003 decreased 16% to $607.4 million from $723.4 million in the same period in 2002. Net sales decreased due to decreases in IT spending in an uncertain economic and international environment and a surge in software demand in the third quarter of 2002 due to changes in Microsoft’s licensing programs. Net sales for the nine months ended September 30, 2003, increased 4% to $1,808.7 million from $1,737.4 million for the nine months ended September 30, 2002. The increase in net sales is due to the fact that net sales attributable to Comark, which was acquired on April 25, 2002, are only included for five of the nine months ended September 30, 2002. These increases are offset partially by decreases in IT spending in an uncertain economic and international environment and a surge in software demand in the third quarter of 2002 due to changes in Microsoft’s licensing programs.

          Gross Profit. Gross profit decreased 11% to $66.4 million for the three months ended September 30, 2003 from $75.0 million for the three months ended September 30, 2002. Gross profit increased 6% to $200.4 million for the nine months ended September 30, 2003 from $189.4 million for the nine months ended September 30, 2002. As a percentage of net sales, gross profit increased to 10.9% for the three months ended September 30, 2003 from 10.4% for the three months ended September 30, 2002 due primarily to a change in accounting classification for certain funds received from vendors and increases in service and leasing sales, which generally have higher gross margins than product sales. These increases were offset partially by decreases in supplier reimbursements and product margins. As a percentage of net sales, gross profit increased to 11.1% for the nine months ended September 30, 2003 from 10.9% for the nine months ended September 30, 2002 due primarily to increases in product margins in sales to small- to medium-sized businesses, increases in service sales, which generally have higher gross margins than product sales, a change in accounting classification for certain funds received from vendors and decreases in the reserves for vendor receivables. The increase is offset partially by the lower gross margins on sales to large corporate enterprises added with the acquisition of Comark and decreases in supplier reimbursements.

          Effective January 1, 2003, the Company adopted EITF Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor.” As a result of the adoption of this pronouncement, Insight North America recorded approximately $1.8 million and $6.1 million, respectively, of vendor consideration as a reduction to costs of goods sold during the three and nine months ended September 30, 2003 that prior to the adoption would have been classified as a reduction of selling and administrative expenses. For the three and nine months ended September 30, 2003, the change in classification resulted in a 0.30% and 0.34%, respectively, increase in gross margin and a corresponding increase in selling and administrative expenses as a percentage of net sales compared to the prior classification.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

          Operating Expenses.

          Selling and Administrative Expenses. Selling and administrative expenses decreased 3% to $55.4 million for the three months ended September 30, 2003 from $56.9 million for the three months ended September 30, 2002, and increased as a percentage of net sales to 9.1% for the three months ended September 30, 2003 from 7.9% for the three months ended September 30, 2002. Selling and administrative expenses increased 25% to $173.8 million for the nine months ended September 30, 2003 from $139.4 million for the nine months ended September 30, 2002, and increased as a percentage of net sales to 9.6% for the nine months ended September 30, 2003 from 8.0% for the nine months ended September 30, 2002. The increase in selling and administrative expenses as a percentage of net sales in the 2003 periods compared to the 2002 periods was due primarily to:

•	additional costs, including stay bonuses, associated with maintaining duplicate support departments until the IT system conversion and final integration of Comark is completed;

•	a change in accounting classification of certain funds received from vendors;

•	accelerated depreciation due to a change in the estimated useful life of certain software assets that will no longer be used after the IT systems conversion is completed; and

•	increased training expenses associated with the IT systems conversion.

These increases in expenses were offset partially by expense reductions resulting from the continuing integration of Comark’s operations into the operations of Insight North America and increased capitalization of salaries and consultant fees in connection with the IT systems conversion.

          Restructuring Expenses. During the nine months ended September 30, 2003, Insight North America recorded $2.9 million in restructuring expenses associated with costs incurred to close Insight North America’s distribution facility in Indiana and severance associated with the elimination of certain support and management positions. The Indiana facility was closed in order to consolidate warehouse and distribution facilities in Illinois in accordance with the integration plan. These restructuring expenses primarily represented costs associated with terminated employees, abandoned assets and remaining lease obligations. See further discussion in Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Report.

          Amortization. Amortization in the three and nine months ended September 30, 2002 represents the amortization of Comark’s trade name obtained in connection with the acquisition of Comark.

Insight UK

	Three Months Ended September 30,				Nine Months Ended September 30,

	2003		2002		2003		2002

	(in thousands) (unaudited)
Net sales	$95,828	100.0%	$101,809	100.0%	$280,957	100.0%	$297,438	100.0%
Cost of goods sold	83,387	87.0	90,197	88.6	243,513	88.7	261,352	87.9

Gross profit	12,441	13.0	11,612	11.4	37,444	13.3	36,086	12.1
Operating expenses:
Selling and administrative expenses	11,225	11.7	13,674	13.4	34,471	12.3	36,328	12.2
Restructuring expenses	—	—	1,500	1.5	543	0.2	1,500	0.5
Reductions in liabilities assumed in previous acquisition	—	—	—	—	(2,504)	(0.9)	—	—

Earnings (loss) from operations	$1,216	1.3%	$(3,562)	(3.5)%	$4,934	1.7%	$(1,742)	(0.6)%

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Three and Nine months Ended September 30, 2003 Compared to Three and Nine Months Ended September 30, 2002

          Net Sales. Net sales decreased 6% to $95.8 million for the three months ended September 30, 2003 from $101.8 million for the three months ended September 30, 2002. Net sales decreased 6% to $281.0 million for the nine months ended September 30, 2003 from $297.4 million for the nine months ended September 30, 2002. The decrease in the net sales in the 2003 periods compared to the 2002 periods was due primarily to a decrease in sales to large corporate customers and a surge in software demand in the third quarter of 2002 due to changes in Microsoft’s licensing programs. These decreases were offset partially by increases in the British pound sterling exchange rates.

          Gross Profit. Gross profit increased 7%, to $12.4 million for the three months ended September 30, 2003 from $11.6 million for the three months ended September 30, 2002. Gross profit increased 4%, to $37.4 million for the nine months ended September 30, 2003 from $36.1 million for the nine months ended September 30, 2002. As a percentage of net sales, gross profit increased from 11.4% for the three months ended September 30, 2002 to 13.0% for the three months ended September 30, 2003, due primarily to increases in product margin and a change in accounting classification for certain funds received from vendors. These increases were offset partially by decreases in service sales, which generally have higher gross margins than product sales, and supplier reimbursements. As a percentage of net sales, gross profit increased from 12.1% for the nine months ended September 30, 2002 to 13.3% for the nine months ended September 30, 2003, due primarily to increases in product and freight margins and a change in accounting classification for certain funds received from vendors. These increases were offset partially by a decrease in supplier reimbursements.

          Effective January 1, 2003, we adopted EITF Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor.” As a result of the adoption of this pronouncement, Insight UK recorded approximately $269,000 and $978,000, respectively, of vendor consideration as a reduction to costs of goods sold during the three and nine months ended September 30, 2003 that prior to the adoption would have been classified as a reduction of selling and administrative expenses. For the three and nine months ended September 30, 2003, the change in classification resulted in a 0.28% and 0.35%, respectively, increase in gross margin and a corresponding increase in selling and administrative expenses as a percentage of net sales compared to the prior classification.

          Operating Expenses.

          Selling and Administrative Expenses. Selling and administrative expenses decreased 18% to $11.2 million for the three months ended September 30, 2003 from $13.7 million for the three months ended September 30, 2002, and decreased as a percentage of net sales to 11.7% for the three months ended September 30, 2003 from 13.4% for the three months ended September 30, 2002 due primarily to cost savings initiatives, including some reductions in support staff, and lower bad debt expense, offset partially by the change in classification of vendor consideration. Selling and administrative expenses decreased 5%, to $34.5 million for the nine months ended September 30, 2003 from $36.3 million for the nine months ended September 30, 2002, and increased as a percentage of net sales to 12.3% for the nine months ended September 30, 2003 from 12.2% for the nine months ended September 30, 2002. The slight increase in selling and administrative expenses as a percentage of net sales is due primarily to the hiring of additional senior sales management and the change in classification of vendor consideration, offset partially by cost savings initiatives, including reductions in support staff, and decreases in bad debt expense.

          Restructuring Expenses. During the nine months ended September 30, 2003, Insight UK recorded $543,000 of restructuring expenses relating to severance associated with the elimination of service technicians

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

and certain support and management functions. See further discussion in Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Report.

          Reductions in Liabilities Assumed in Previous Acquisition. During the nine months ended September 30, 2003, Insight UK settled certain liabilities assumed with the acquisition of Action in late 2001 for $2.5 million less than the amounts originally recorded. Normally, these items would be recorded as a reduction to goodwill. However, Insight UK recorded a goodwill impairment charge during the fourth quarter of 2002 which eliminated its entire goodwill balance; therefore, the $2.5 million reduction in assumed liabilities is recorded in the statement of earnings. The income resulting from the reduction in assumed liabilities was not taxable.

Direct Alliance

	Three Months Ended September 30,				Nine Months Ended September 30,

	2003		2002		2003		2002

	(in thousands) (unaudited)
Net sales	$19,265	100.0%	$24,781	100.0%	$57,175	100.0%	$74,320	100.0%
Cost of goods sold	13,866	72.0	19,568	79.0	42,117	73.7	58,720	79.0

Gross profit	5,399	28.0	5,213	21.0	15,058	26.3	15,600	21.0
Operating expenses:
Selling and administrative expenses	1,695	8.8	1,173	4.7	4,036	7.1	3,377	4.5

Earnings from operations	$3,704	19.2%	$4,040	16.3%	$11,022	19.2%	12,223	16.5%

Three and Nine months Ended September 30, 2003 Compared to Three and Nine Months Ended September 30, 2002

          Net Sales. Net sales decreased 22% to $19.3 million for the three months ended September 30, 2003 from $24.8 million for the three months ended September 30, 2002. Net sales decreased 23% to $57.2 million for the nine months ended September 30, 2003 from $74.3 million for the nine months ended September 30, 2002. The decline in net sales in the 2003 periods compared to the 2002 periods is due primarily to the wind-down of one client relationship that ended during the second quarter of 2003. This client represented approximately 14% and 16%, respectively, of Direct Alliance’s net sales for the three and nine months ended September 30, 2002 and 0% and 4%, respectively, of Direct Alliance’s net sales for the three and nine months ended September 30, 2003. Additionally, in the three and nine months ended September 30, 2003, net sales decreased as a result of a reduction in freight services that Direct Alliance provides to its clients and a lower level of pass through product sales compared to the same periods in 2002. For the three and nine months ended September 30, 2003, Direct Alliance’s largest outsourcing client accounted for approximately 67% and 65%, respectively, of Direct Alliance’s net sales compared to 62% and 57%, respectively, for the three and nine months ended September 30, 2002. For the three and nine months ended September 30, 2003, Direct Alliance’s top three outsourcing clients accounted for approximately 92% and 89%, respectively, of Direct Alliance’s net sales compared to 95% and 94%, respectively, for the three and nine months ended September 30, 2002.

          Gross Profit. Gross profit increased 4% to $5.4 million for the third quarter of 2003, compared to $5.2 million for the third quarter of 2002, due primarily to an increase in sales performance fees, which have a higher gross margin, associated with higher sales generated for current client programs. This increase was offset partially by the elimination of sales performance fees for the client whose program ended in the second quarter of 2003. Gross profit decreased 3% to $15.1 million for the nine months ended September 30, 2003, compared to $15.6 million for the same period in 2002 due primarily to a decrease in sales performance fees from the client whose program ended in the second quarter of 2003. Gross profit as a percentage of net sales increased from 21.0% for the three months ended September 30, 2002 to 28.0% for the three months ended September 30, 2003 and from 21.0% for the nine months ended September 30, 2002 to 26.3% for the nine months ended September 30, 2003.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Operating Expenses.

          Selling and Administrative Expenses. Selling and administrative expenses increased 45% to $1.7 million for the quarter ended September 30, 2003 from $1.2 million for the quarter ended September 30, 2002. Selling and administrative expenses as a percentage of net sales were 8.8% for the quarter ended September 30, 2003 compared to 4.7% for the quarter ended September 30, 2002. The increase in selling and administrative expenses was due primarily to the loss of reimbursement of overhead allocation from the client whose relationship ended in the second quarter of 2003 and the addition of selling and administrative expenses associated with a new reseller program. Selling and administrative expenses increased 20% to $4.0 million for the nine months ended September 30, 2003 from $3.4 million for the nine months ended September 30, 2002. Selling and administrative expenses as a percentage of net sales were 7.1% for the nine months ended September 30, 2003 compared to 4.5% for the nine months ended September 30, 2002. The increase in selling and administrative expenses was due primarily to a decrease in expenses that are allocated to specific projects and therefore included in costs of good sold, decreases in the reimbursement of overhead allocation from the client whose relationship ended in the second quarter of 2003, and the addition of selling and administrative expenses associated with a new reseller program.

PlusNet

	Three Months Ended September 30,				Nine Months Ended September 30,

	2003		2002		2003		2002

				(in thousands) (unaudited)
Net sales	$7,063	100.0%	$4,023	100.0%	$19,407	100.0%	$9,876	100.0%
Cost of goods sold	4,594	65.0	2,138	53.1	12,353	63.7	4,789	48.5

Gross profit	2,469	35.0	1,885	46.9	7,054	36.3	5,087	51.5
Operating expenses:
Selling and administrative expenses	1,634	23.1	1,434	35.6	4,977	25.6	3,747	37.9

Earnings from operations	$835	11.9%	$451	11.3%	$2,077	10.7%	$1,340	13.6%

Three and Nine months Ended September 30, 2003 Compared to Three and Nine Months Ended September 30, 2002

          Net Sales. Net sales increased 76% to $7.1 million for the quarter ended September 30, 2003, compared to net sales of $4.0 million for the quarter ended September 30, 2002. Net sales increased 97% to $19.4 million for the nine months ended September 30, 2003, compared to net sales of $9.9 million for the nine months ended September 30, 2002. PlusNet has experienced a shift in the primary source of its net sales from “dial-up” to broadband Internet access customers. Although broadband Internet access is sold at a lower gross margin, it provided an increase in net sales for the 2003 periods compared to the 2002 periods. Additionally, increases in the British pound sterling exchange rates contributed to the increase in net sales.

          Gross Profit. Gross profit as a percentage of net sales decreased from 46.9% in the third quarter of 2002 to 35.0% in the third quarter of 2003. Gross profit as a percentage of net sales decreased from 51.5% in the nine months ended September 30, 2002 to 36.3% in the nine months ended September 30, 2003 due to broadband Internet access, which is sold at lower gross margins, representing a higher percentage of net sales in the 2003 period compared to the 2002 periods.

          Operating Expenses.

          Selling and Administrative Expenses. For the three months ended September 30, 2003, selling and administrative expenses were 23.1% of net sales compared to 35.6% for the three months ended September 30, 2002. Selling and administrative expenses were 25.6% of net sales for the nine months ended September 30,

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

2003 compared to 37.9% for the nine months ended September 30, 2002. The decrease in selling and administrative expenses as a percentage of net sales in the 2003 periods compared to the 2002 periods was due to an increase in net sales, without a corresponding increase in selling and administrative expenses, offset partially by increases in personnel expenses and depreciation.

Liquidity and Capital Resources

          Our primary use of capital has been to fund our working capital requirements, acquisitions and capital expenditures necessitated by our growth. Capital expenditures for the nine months ended September 30, 2003 and 2002 were $19.4 million and $13.6 million, respectively. Capital expenditures for the nine months ended September 30, 2003 primarily relate to software, hardware and capitalized software development costs associated with the IT system conversion in Insight North America. Capital expenditures for the nine months ended September 30, 2002 primarily relate to capitalized costs of computer software developed for internal use, purchases of computer equipment and capital improvements to our facility in the United Kingdom, which we purchased in 2001.

          Net cash provided by operating activities was $95.8 million for the nine months ended September 30, 2003, as compared to $53.0 million for the nine months ended September 30, 2002. Cash flows for the nine months ended September 30, 2003 resulted primarily from net earnings before depreciation, a decrease in accounts receivable and a decrease in other current assets. The decrease in accounts receivable is primarily due to reduced sales compared to prior year. The decrease in other current assets is due to the return of a refundable deposit paid in connection with the termination of prior financing arrangements at the end of 2002.

          Our financing arrangements include a $200 million accounts receivable securitization program, a $30 million revolving line of credit and a $40 million inventories financing facility.

          We have entered into an agreement to sell receivables periodically to a special purpose accounts receivable and financing entity (the “SPE”), which is exclusively engaged in purchasing receivables from us. The SPE is a wholly-owned, bankruptcy-remote entity that we have consolidated in our condensed consolidated financial statements. The SPE funds its purchases by selling undivided interests in up to $200 million of eligible trade accounts receivable to a multi-seller conduit administered by an independent financial institution. The sales to the conduit do not qualify for sale treatment under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” Accordingly, the accounts receivable remain recorded on our condensed consolidated financial statements. At September 30, 2003, the SPE owned $317.3 million of accounts receivable that are recorded at fair value and are included in our condensed consolidated balance sheet, of which $167.2 million was eligible for funding. The facility expires December 30, 2003 and accordingly, the $10.0 million outstanding at September 30, 2003 is recorded as short-term debt. Interest is payable monthly and the interest rate on borrowed funds as of September 30, 2003 was 1.66%. We also pay a commitment fee on the facility equal to 0.35% of the unused balance. At September 30, 2003, $157.2 million was available under the facility. We have no reason to believe the facility will not be renewed on or before December 30, 2003.

          As of September 30, 2003, we had no amounts outstanding under our $30 million revolving line of credit. The line of credit bears interest, payable quarterly, at a rate chosen by us among available rates subject to our leverage ratio and other terms and conditions. The available rates are the financial institution’s floating rate or the LIBOR based rate (5.55% and 2.70%, respectively at September 30, 2003). Any amounts outstanding would be recorded as long-term liabilities. The credit facility expires on December 31, 2005. We have an outstanding letter of credit that reduces the availability on this line of credit by $10 million. At September 30, 2003, $20 million was available under the line of credit.

          Our $40 million secured inventories facility can be used to facilitate the purchases of inventories from certain suppliers and amounts outstanding are classified on the balance sheet as accounts payable. As of September

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

30, 2003, there was $4.4 million outstanding under the inventory facility and $35.6 million was available. This facility is non-interest bearing if paid within its terms and expires December 31, 2005.

          Our facilities contain various covenants including the requirement that we maintain a specified amount of tangible net worth and do not exceed leverage and minimum fixed charge requirements. We were in compliance with all such covenants at September 30, 2003.

          On October 29, 2003, we prepaid $11,850,000 of building mortgages, with interest rates ranging from 7.15% to 8.02%, with borrowings from existing financing arrangements.

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

          We anticipate that cash flow from operations together with the funds available under our credit facilities will be adequate to support our presently anticipated cash and working capital requirements for operations through 2004. We may need additional debt or equity financing to continue funding our internal growth beyond 2004. In addition, as part of our long-term growth strategy, we intend to consider appropriate acquisition opportunities from time to time, which may require additional debt or equity financing.

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

          Reliance on information and telephone communication systems. We believe that our success to date has been, and future results of operations will be, dependent in large part upon our ability to provide prompt and efficient service to customers. Our ability to provide such services is largely dependent on the accuracy, quality and utilization of the information generated by our information systems, which affect our ability to manage our sales, distribution, inventory and accounting systems and the reliability of our telephone communication systems. Additionally, our success is dependent on our ability to integrate our information system successfully with those of acquired entities. We are currently in the process of converting to one software platform in our United States direct marketing operations and expect the conversion to be substantially complete by the end of 2003. By early 2005, we intend to convert our Canadian and United Kingdom operations to this software platform. There can be no assurances that these conversions will not cause disruptions in our business, and any such disruption could have a material adverse effect on our results of operations and financial condition. Although we have built redundancy into most of our systems, and have comprehensive data backup, we do not have a formal disaster recovery capability; therefore, a substantial interruption in our information systems or in our telephone communication systems would have a material adverse effect on our business, results of operations and financial condition.

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

          Reliance on a limited number of outsourcing clients. Through our Direct Alliance operating segment, we perform business process outsourcing services for a small number of manufacturers in the computer and consumer electronics industry pursuant to various arrangements. For the three and nine months ended September 30, 2003, one outsourcing client accounted for approximately 67% and 65%, respectively, of Direct Alliance’s net sales. For the three and nine months ended September 30, 2003, the top three clients represented 92% and 89%, respectively, of Direct Alliance’s net sales. Although the contracts with these clients are generally multi-year contracts, these clients may cancel their contracts under certain circumstances on relatively short notice or elect to not renew them upon expiration. There is no assurance that we will be able to replace any outsourcing clients that terminate or fail to renew their relationships with us. Additionally, we seek to expand our offerings both within and outside of the computer industry. The failure to maintain current arrangements or the inability to enter into new ones within or outside the computer industry could have a material adverse effect on our business, results of

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

operations and financial condition. Substantially all of our current outsourcing clients are manufacturers in the computer industry, and, therefore, are subject to the same risks as we are with respect to our Insight North America and Insight UK operations. These risks may negatively affect the amount of business our clients outsource to us.

          Changes in state sales tax collection increase the total amount we invoice customers. Effective September 1, 2003, we began collecting sales tax on sales to all of our customers, including the small- to medium-sized business customers, located in states that impose a sales and use tax. This increased the total amount we charged to our customers in those states in which we did not previously collect sales tax. Because not all resellers of IT products and services charge sales tax in all states that impose a sales tax, this may deter current and potential customers from purchasing from us.

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

          Dependence on key personnel. Our future success will be largely dependent on the efforts of key management personnel. The loss of one or more of these key employees could have a material adverse effect on our business, results of operations and financial condition. We also recently stated our desire to enhance our executive management team through the addition of one or more seasoned executives, possibly including a new Company president. We can not assure you that we will be able to attract or retain highly qualified executive personnel or that any such executive personnel, including a new Company president, will be able to integrate into the Company and lead it effectively in directions that will increase stockholder value. We also believe that our future success will be largely dependent on our continued ability to attract and retain highly qualified management, sales and technical personnel. We cannot assure you that we will be able to attract and retain such personnel. Volatility or lack of positive performance in our stock price may also adversely affect our ability to retain key employees, all of whom have been granted stock options, or attract additional highly qualified personnel. Further, we make a significant investment in the training of our sales account executives. Our inability to retain such personnel or to train them rapidly enough to meet our expanding needs could cause a decrease in the overall quality and efficiency of our sales staff, which could have a material adverse effect on our business, results of operations and financial condition.

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

          Our principal financing arrangement expires on December 30, 2003 and if we are unable to renew this arrangement or replace it on acceptable terms, we may incur higher interest expenses or your equity interest may be diluted. Our financing arrangements include a $200 million accounts receivable securitization program, a $30 million revolving line of credit and a $40 million inventories financing facility. The availability under each of these facilities is subject to formulas based on our eligible trade accounts receivable or inventories. As of September 30, 2003, the aggregate outstanding balance under these facilities was $14 million and we had $213 million available. The accounts receivable securitization program expires December 30, 2003 and the line of credit and inventories facility each expire on December 31, 2005. We have no reason to believe the accounts receivable securitization program will not be renewed on or before December 30, 2003. However, it is possible that we may be unable to renew our existing accounts receivable securitization program or secure alternative financing or, if we are able to renew our existing accounts receivable securitization program or secure alternative financing, it may be on less favorable terms, such as higher interest rates. If we were unable to renew our existing accounts receivable securitization program or secure alternative financing, we may be required to seek other financing alternatives such as selling additional equity securities or convertible debt securities that would dilute the equity interests of current stockholders. We cannot assure you that we will be able to obtain such financing on terms favorable to us or at all.

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

          We may be subject to intellectual property infringement claims, which are costly to defend and could limit our ability to provide certain content or use certain technologies in the future. Many parties are actively developing search, indexing, e-commerce and other Web-related technologies, as well as a variety of online business models and methods. We believe that these parties will continue to take steps to protect these technologies, including, but not limited to, seeking patent protection. As a result, disputes regarding the ownership of these technologies and rights associated with online business are likely to arise in the future. In addition to existing patents and intellectual property rights, we anticipate that additional third-party patents related to our services will be issued in the future. From time to time, parties assert patent infringement claims against us in the form of letters, lawsuits and other forms of communications. If there is a determination that we have infringed the proprietary rights of others, we could incur substantial monetary liability, be required to enter into costly royalty or licensing agreements, if available, or be prevented from using the rights, which could force us to change our business practices in the future. As a result, these types of claims could have a material adverse effect on our business, results of operations and financial condition.

          The results of litigation may affect our operating results. From time to time we will be made defendants to lawsuits both in the ordinary course of business and as a result of other circumstances. Depending on the claims made and the nature of the relief sought, any such lawsuit, if decided against us, could adversely affect our results of operations. We are a defendant in a lawsuit pending in the United States District Court, District of Arizona which alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. Three separate lawsuits filed by stockholders have been consolidated into a single action. The plaintiff in this action alleges we and certain of our officers made false and misleading statements pertaining to our business, operations and management in an effort to inflate the price of our common stock. The lawsuit also names as co-defendants: Eric J. Crown, the Chairman of our Board of Directors; Timothy A. Crown, our Chief Executive Officer and President and a director; and Stanley Laybourne, our Executive Vice President, Chief Financial

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Officer and Treasurer and a director. In the consolidated complaint, which was filed in December 2002, the plaintiff seeks class action status to represent all buyers of our common stock from September 3, 2001 through July 17, 2002. On September 27, 2003, the court granted our motion to dismiss, but allowed plaintiffs leave to file an amended complaint, which they did on October 31, 2003. We will continue to defend the case vigorously, and intend to file a motion to dismiss the recently amended claim. The costs associated with defending the allegations in this lawsuit and the potential outcome cannot be determined at this time and, accordingly, no estimate for such costs, other than the deductible amount under our directors and officers liability insurance policies, has been included in these condensed consolidated financial statements.

          Recently enacted and proposed changes in securities laws and regulations will increase our costs and divert management’s attention from operations. The Sarbanes-Oxley Act of 2002 (the “Act”) became law in July 2002 and requires changes in some of our corporate governance, public disclosure and compliance practices. The Act also requires the SEC to promulgate new rules on a variety of subjects. In addition, the Nasdaq adopted revisions to its corporate governance requirements for companies, such as us, that are listed on the Nasdaq. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with evolving standards. This investment will increase our legal and financial costs and divert management time and attention from other activities. These developments could make it more difficult for us to attract and retain executive officers and qualified members for our board of directors, particularly to serve on the audit committee.

          We issue options under our stock option plans and sell shares under our employee stock purchase plan, which dilute the interest of stockholders. We have reserved shares of our common stock for issuance under our Employee Stock Purchase Plan, our 1998 Long Term Incentive Plan (the “1998 LTIP”) and our 1999 Broad–Based Incentive Plan. As approved by our stockholders, our 1998 LTIP provides that additional shares may be reserved for issuance based on a formula contained in that plan. The formula provides that the total number of shares of common stock remaining for grant under the 1998 LTIP and any of our other option plans, plus the number of shares subject to unexercised options granted under any stock plan shall not exceed 20% of the outstanding shares of our common stock at the time of calculation of the additional shares. Therefore, we will reserve additional shares on an ongoing basis for issuance under this plan. At September 30, 2003, we had options outstanding to acquire 8,130,342 shares of common stock with a weighted average exercise price of $15.37. Based on the 1998 LTIP formula, we had 1,150,614 shares of common stock available for grant of stock options at September 30, 2003.

          Additionally, we have reserved shares of common stock of our subsidiaries, Direct Alliance Corporation and PlusNet Technologies Limited under the Direct Alliance 2000 Long-Term Incentive Plan and the PlusNet Technologies Limited 2000 Long-Term Incentive Plan. The amount of shares reserved for issuance under these plans represents 15% of the outstanding stock of the respective subsidiaries. At September 30, 2003, we had options outstanding to acquire 2,817,500 shares of common stock of Direct Alliance Corporation at a weighted average exercise price of $1.42 and options to acquire 4,680,000 shares of common stock of PlusNet Technologies Limited at a weighted average exercise price of $0.33.

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

Recently Issued Accounting Pronouncements

          In September 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes the former guidance of EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured when the liability is incurred (as opposed to upon the date of an entity’s commitment to a plan as provided for under EITF 94-3). The provisions of SFAS No. 146 are effective for any exit or disposal activities that are initiated by us after December 31, 2002. The provisions of SFAS No. 146 did not have a material effect on our condensed consolidated financial statements.

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

          In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The provisions of EITF Issue No. 00-21 did not have a material effect on our condensed consolidated financial statements.

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

          In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is generally effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. The provisions of SFAS No. 149 are not expected to have a material effect on our condensed consolidated financial statements.

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to existing financial instruments effective July 1, 2003. The adoption of SFAS No. 150 did not have a material effect on our results of operations or financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

          We have interest rate exposure arising from our financing arrangements, which have variable interest rates. These variable interest rates are affected by changes in short-term interest rates. We manage interest rate exposure through our conservative debt ratio target and our mix of fixed and variable rate debt. At September 30, 2003, the fair value of our long-term debt approximated its carrying value. On October 29, 2003, we prepaid $11,850,000 of building mortgages, with fixed interest rates ranging from 7.15% to 8.02%, with borrowings from existing financing arrangements. After this prepayment, substantially all of our debt has variable interest rates.

          We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material. Our financing arrangements expose net earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. Borrowings outstanding under the interest-bearing financing arrangements totaled $10.0 million at September 30, 2003. A change in net earnings resulting from a hypothetical 10% increase or decrease in interest rates would not be material.

INSIGHT ENTERPRISES, INC.

          We also have foreign currency translation exposure arising from the purchase and operation of foreign entities. We monitor our foreign currency exposure and may from time to time enter into hedging transactions to manage this exposure. There were no hedging transactions during the three and nine months ended September 30, 2003 or hedging instruments outstanding at September 30, 2003.

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

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

          We are a defendant in a lawsuit pending in the United States District Court, District of Arizona which alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. Three separate lawsuits filed by stockholders have been consolidated into a single action. The plaintiff in this action alleges we, and certain of our officers, made false and misleading statements pertaining to our business, operations and management in an effort to inflate the price of our common stock. The lawsuit also names as co-defendants: Eric J. Crown, the Chairman of our Board of Directors; Timothy A. Crown, our Chief Executive Officer and President and a director; and Stanley Laybourne, our Executive Vice President, Chief Financial Officer and Treasurer and a director. In the consolidated complaint, which was filed in December 2002, the plaintiff seeks class action status to represent all buyers of our common stock from September 3, 2001 through July 17, 2002. On September 27, 2003, the court granted our motion to dismiss, but allowed plaintiff leave to file an amended complaint, which they did on October 31, 2003. We will continue to defend the case vigorously, and intend to file a motion to dismiss the newly amended complaint. The costs associated with defending the allegations in this lawsuit and the potential outcome cannot be determined at this time and, accordingly, no estimate for such costs, other than the deductible amount under our directors and officers liability insurance policies, has been included in these condensed consolidated financial statements.

          We are also a party to various legal proceedings arising in the ordinary course of business, including asserted preference payment claims in customer bankruptcy proceedings and claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the effects of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to each particular case. Although litigation is inherently unpredictable, we believe that we have adequate provisions for any probable and estimable losses. It is possible, nevertheless, that the results of our operations or cash flows could be affected in any particular period by the resolution of a legal proceeding.

INSIGHT ENTERPRISES, INC.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits (unless otherwise noted, exhibits are filed herewith).

Exhibit No.	Description

3.1	Composite Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of our annual report on Form 10-K for the year ended December 31, 2001 filed on April 1, 2002).
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of our annual report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).
4.2	Stockholder Rights Agreement (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on March 17, 1999).
31.1	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.
10.1	Amended and Restated Receivables Sale Agreement dated as of September 3, 2003 by and among Insight Direct USA, Inc. and Insight Public Sector, Inc. as originators, and Insight Receivables, LLC, as buyer.
10.2	Amendment No. 1 to Receivables Purchase Agreement dated as of September 3, 2003 among Insight Receivables, LLC, Insight Enterprises, Inc. and Jupiter Securitization Corporation, Bank One NA.

(b)  Current Reports on Form 8-K filed or furnished during the quarter covered by this Form 10-Q are as follows:

          A Form 8-K furnished on July 24, 2003 included, under Items 7 and 9, a press release entitled “Insight Enterprises, Inc. Reports Second Quarter Results” containing unaudited financial statements and other information for the second quarter of 2003.

INSIGHT ENTERPRISES, INC.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 13, 2003	INSIGHT ENTERPRISES, INC

By: /s/ Timothy A. Crown

Timothy A. Crown
President and Chief Executive Officer

By: /s/ Stanley Laybourne

Stanley Laybourne
Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Composite Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of our annual report on Form 10-K for the year ended December 31, 2001 filed on April 1, 2002).
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of our annual report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).
4.2	Stockholder Rights Agreement (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on March 17, 1999).
31.1	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.
10.1	Amended and Restated Receivables Sale Agreement dated as of September 3, 2003 by and among Insight Direct USA, Inc. and Insight Public Sector, Inc. as originators, and Insight Receivables, LLC, as buyer.
10.2	Amendment No. 1 to Receivables Purchase Agreement dated as of September 3, 2003 among Insight Receivables, LLC, Insight Enterprises, Inc. and Jupiter Securitization Corporation, Bank One NA.