Form 10-K
period 2003-12-31
INSIGHT ENTERPRISES INC
filed 2004-03-11
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
/X/	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

or

/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____.

Commission File Number: 0-25092

INSIGHT ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-0766246 (IRS Employer Identification No.)

1305 West Auto Drive, Tempe, Arizona, 85284
(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code: (480) 902-1001

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $0.01
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/ No /   /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /   /

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes /X/ No /   /

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the closing price of the Registrant’s common stock as reported on the Nasdaq National Market on June 30, 2003, the last business day of the Registrant’s most recently completed second fiscal quarter, was $444,395,250.

     The number of outstanding shares of the Registrant’s common stock on February 20, 2004 was 47,846,154.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-K, including statements in “Business” in Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect net sales, gross profit, operating expenses, earnings from operations or net earnings; projections of capital expenditures; projections for growth; hiring plans; plans for future operations; financing needs or plans; plans relating to our products and services; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking information. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:

•	changes in the economic environment and/or IT industry;

•	actions of competitors, including manufacturers of products we sell;

•	reliance on suppliers for product availability, purchasing incentives and competitive products to sell;

•	reliance on a limited number of outsourcing clients;

•	disruptions in our information and telephone communication systems;

•	risks associated with international operations;

•	dependence on key personnel;

•	rapid changes in product standards;

•	integration and operation of future acquired businesses;

•	ability to renew or replace short-term financing arrangements;

•	recently enacted and proposed changes in securities laws and regulations;

•	results of litigation;

•	changes in state sales tax collection;

•	intellectual property infringement claims; and

•	risks that are otherwise described from time to time in our Securities and Exchange Commission reports, including but not limited to the items discussed in “Factors that Could Affect Future Results” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.

We assume no obligation to update, and do not intend to update, any forward-looking statements.

INSIGHT ENTERPRISES, INC.

FORM 10-K ANNUAL REPORT
Year Ended December 31, 2003

PART I

Item 1. Business

Insight Enterprises, Inc. — General

     Insight Enterprises, Inc. is a holding company organized in the following four operating segments:

				% of 2003
			% of 2003	Consolidated
			Consolidated Net	Earnings from
Operating Segment	Description	Geography	Sales	Operations
Insight North America	Single-source provider of
	information technology (“IT”)	United States and
	products and services	Canada	83%	59%
Insight UK	Single-source provider of IT
	products and services	United Kingdom	13%	11%
Direct Alliance	Business process outsourcing provider	United States	3%	25%
PlusNet	Internet service provider	United Kingdom	1%	5%

     Our core businesses focus on being a leading provider of brand name computing products, IT services and outsourcing of business processes primarily to business customers in the United States, Canada and the United Kingdom.

     We were incorporated in Delaware in 1991 as the successor to an Arizona corporation that commenced operations in 1988. We began operations in the United States and expanded into Canada in 1997.

Acquisitions History

     During 1998, we initiated operations in the United Kingdom and Germany, both through acquisitions. In the fourth quarter of 2001, we acquired additional computer direct marketers in Canada and the United Kingdom and closed down our operations in Germany to focus all of our European efforts on the United Kingdom.

     In April 2002, we completed our largest acquisition to date: Comark, Inc. and Comark Investments, Inc. (collectively, “Comark”). Comark, with net sales of $1.5 billion in its fiscal year ended December 29, 2001 (the last fiscal year prior to the acquisition), was a computer product reseller similar to Insight North America, except that its primary target customer was the medium-to-large enterprise business, serviced primarily by a face-to-face field sales force, and it had significant, advanced IT service capabilities that differentiated it from other resellers in the United States. The former Comark operations have been fully integrated into Insight North America, and in early 2004 we successfully converted our operations serving United States customers onto one IT system.

Operating Segments

     The following discussions of our operating segments should be read in conjunction with the operating segment disclosures and information regarding geographic operations found in Note 17 to the Consolidated Financial Statements in Item 8. A discussion of factors potentially affecting our operations is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors that Could Affect Future Results” in Item 7.

Insight North America and Insight UK — The Insight Brand

     Insight North America and Insight UK (collectively, “Insight”) are reported as separate operating segments. However, they both market products and services principally under the global brand name “Insight” and operate with similarly structured business models and strategic positioning as leading single-source providers of IT products and services.

     Insight North America, with operations in the United States and Canada, is our primary operating segment, representing 83% and 59% of consolidated net sales and earnings from operations, respectively, in 2003. Target customers are small- to medium-sized and large corporate enterprises, as well as government and educational entities.

     Insight UK represented 13% and 11% of consolidated net sales and earnings from operations, respectively, in 2003, and primarily targets small- to medium-sized businesses, as well as government and educational entities, in the United Kingdom.

Business Overview

     Insight has grown to be a leading single-source provider of IT products and services to businesses, government and educational institutions in the United States, Canada, and the United Kingdom. In 2003, we began transforming our business model and branding efforts to a “single-source” value proposition which focuses on providing total product and service solutions. This transformation is based on what we believe are customers’ business-driven needs, and is a shift from our earlier approach of strict product fulfillment. Although we have service offerings that are more advanced than most traditional direct marketers, this still represents a very small percentage of our net sales and net earnings, and we are usually referred to as a direct marketer in commentary on the industry.

     We devoted substantial resources and attention in 2003 to implementing changes to our IT systems in the portion of our business serving customers in the United States. These system changes integrated acquired capabilities, improved functionality, and we believe strengthen our ability to serve business customers, and facilitate marketing of the full breadth of our product and service capabilities across all customer segments. We believe we are positioned in 2004 to fully deploy the single-source business model to our target customers, particularly in the United States.

     Our goal is to be the best source for IT products and services for business and public sector entities by providing a broad, competitively-priced product selection and customized services. We believe our single-source business model will help our customers maximize return on their IT investments and reduce their total cost of ownership throughout the full technology lifecycle. We also believe that our single-source business model, knowledgeable sales force, targeted marketing strategies, streamlined distribution, advanced services capabilities and commitment to total solutions will further differentiate us from our competitors.

Operating Strategy

     The key elements of our operating strategy are as follows:

     Single-Source Business Model. Our single-source business model offers business customers the advantages of multiple vendor product choices, competitive pricing and availability, swift delivery and a vast array of customized services, all through a single point of contact. We are transitioning our business model beyond product fulfillment to include extensive service offerings, enabling us to adopt a selling approach focused on providing total solutions for customers’ IT needs. We believe this transition is essential to respond to the changing dynamics of how businesses plan, purchase and implement technology. In addition to a sophisticated product fulfillment engine, we offer service capabilities and can now pursue the service level agreements, which allow us to serve as the central project manager for any combination of IT services a customer may require from basic warranties and financing options, to custom configuration, network design and implementation, asset tagging and asset disposal. Our value proposition is offering a single-source IT solution that we believe will maximize our customers’ return on investment and assist them in effectively managing their IT assets throughout the full technology life cycle. In North America, our largest area of operation, we believe we have a competitive advantage in the degree to which we can provide these products and services across all customer groups.

     Integrated Sales and Marketing. We market and sell IT products and services through a variety of integrated direct sales and marketing techniques including:

•	a staff of customer-dedicated account executives utilizing proactive outbound telephone-based sales;

•	a customer-focused, face-to-face field sales force;

•	electronic commerce (primarily the Internet);

•	targeted marketing (including electronic marketing and communications, advertising and specialty marketing programs); and

•	comprehensive product and services catalogs.

     We tailor our marketing model to each customer market. We design our marketing programs to attract new customers and to stimulate additional purchases from existing customers. Through our marketing programs, we emphasize our broad product and services offerings, competitive pricing, fast delivery, customer support and multiple payment options. A large portion of our marketing efforts in 2004 and beyond will be focused on increasing awareness of our service capabilities and the value of our single-source business model, as well as increasing Insight brand awareness.

     Components of our sales and marketing strategy include:

     Focus on Businesses, including Government and Educational Entities. We target businesses as well as government and educational entities. Our target customer employs 50 to 5,000 people that regularly use computing products. We believe this is one of the most valuable segments of the IT products and services market because entities in this segment demand leading, high-performance technology products and services, purchase frequently, are value conscious, value well-trained account executives and are knowledgeable buyers that require less technical support than the average individual consumer. Our operating model, which we can tailor based on the size and complexity of our target customer, positions us to serve this segment of the market effectively through our competitive pricing, extensive product availability, advanced service capabilities, well-trained account executives, high level of customer service, cost-effective distribution systems and technological innovation. During 2003, virtually all of our net sales were to business customers, including government and educational institutions, and no single customer accounted for more than 3% of our consolidated net sales.

     Recruit, Train and Retain a Quality Sales Force. The majority of our account executives focus on outbound telemarketing by contacting existing customers on a systematic basis to generate additional sales. In addition, these account executives utilize various prospecting techniques in order to increase the size of our customer base. To support the account executives, we maintain an extensive database of customers and potential customers. We have established dedicated outbound sales divisions focusing on small- and medium-sized businesses (generally less than 1,000 PC’s), larger corporate businesses (generally at least 1,000 PC’s) and the public sector entities (including government and educational). Account executives in these divisions interact with the sophisticated purchasing agents and information management staffs of organizations to establish mutually beneficial relationships within these specific customer targets. Once established, the one-on-one relationships between our customers and their account executives are maintained and enhanced primarily through frequent telecommunications supplemented by e-marketing materials. We also enhance our telemarketing operations by maintaining a smaller group of face-to-face field account executives in a number of cities throughout the United States, and to a lesser extent, in the United Kingdom. These face-to-face field account executives typically service larger corporate accounts, government accounts or accounts that have advanced system and service needs. Additionally, we have a group of knowledgeable account executives dedicated to taking inbound calls.

     We believe that our ability to establish and maintain long-term relationships and to encourage repeat purchases is dependent, in part, on the quality of our account executives. Because our customers’ primary contact with us is through our account executives, we focus on recruiting, training and retaining qualified and knowledgeable sales staff. New account executives are required to participate in a multi-week extensive product, system, sales and procedural training program. This program consists of class work focusing on technical product and services information, sales and customer service, and supervised inbound and outbound sales experience. Additionally, in conjunction with product manufacturers, we sponsor periodic training sessions introducing new products and emphasizing fast-selling products. We also have training programs that seek to refine sales skills and introduce new policies and procedures. Ongoing sales skill classes target the positions of sales management, account executives and sales support and focus on enhancing existing skills or developing new skills for varying aspects of the sales process.

     Each account executive is responsible for building a customer base and proactively servicing the needs of his/her established customers. Our information systems allow on-line retrieval of relevant customer information, including the customer’s history and product information, such as price, cost and availability, as well as up-selling and cross-selling opportunities. Additionally, we use data mining tools and analytics to help the account executive establish a portfolio of customers that will provide the best selling opportunities. Account executives are empowered to negotiate sales prices within limits established by us, and a large part of their compensation is based upon their gross profit dollars generated. The more experienced the account executive, the greater the latitude to make decisions and the higher the percentage of total compensation that is based on gross profit dollars generated. Compensation programs are designed to promote and reward top performers in the organization.

     Information regarding the number and tenure of account executives at Insight North America and Insight UK at December 31, 2003 and 2002 follows:

	Insight North America		Insight UK
	12/31/03	12/31/02	12/31/03	12/31/02
Number of account executives	1,194	1,268	232	262

Experience:
Less than one year	27%	24%	50%	30%
One to two years	13%	15%	11%	22%
Two to three years	10%	21%	13%	14%
More than three years	50%	40%	26%	34%

	100%	100%	100%	100%

Average tenure	3.3 years	3.0 years	2.2 years	2.9 years

     Increase in tenure is important to our business as our statistics show that account executive productivity increases with experience. The increase in average tenure for Insight North America is due primarily to increased retention efforts, including performance based incentives and enhanced training programs, a less favorable job market in a sluggish economy and headcount reductions based on performance of less experienced account executives. The decrease in average tenure for Insight UK is due primarily to headcount reductions based on performance, including some more senior account executives.

     For a discussion of risks associated with our dependence on key personnel, including sales personnel, see “Management’s Discussion and Analysis of Financial Condition — Factors That May Affect Future Results and Financial Condition — We depend on key personnel,” in Item 7.

     Focus on Customer Service. We strive to create strong, long-term relationships with our customers, which we believe promotes customer satisfaction and ultimately increases the percentage of IT spending awarded to us. We believe that a key to building customer loyalty is to provide customers with a knowledgeable account executive backed by a strong support staff. Most business customers are assigned a trained account executive who understands the customer’s technology needs and proactively identifies and processes orders for products and services that meet those needs. In addition to our account executives, we also have technical specialists who support our sales force, creating a team approach to addressing customers’ various needs within a total solutions framework. Although additional support personnel may interact with the customer, such as technical specialists or third party service providers, the customer’s dedicated account executive remains the primary project manager across all product and services that may be involved when implementing a solution to the customer’s needs. We believe that solving customers’ unique business and technology challenges through strong one-to-one sales and project management relationships will improve the likelihood that customers will look to us for future product and services purchases.

     We realize that fast delivery is also important to our customers. Customer orders are sent to one of our distribution centers or to one of our “direct ship” suppliers for processing immediately after the order is released. We have integrated labeling and tracking systems with major freight carriers into our information system to ensure prompt and traceable delivery. Additionally, we have integrated our information system with our “direct ship” suppliers making shipments from these suppliers virtually transparent to our customers. We ship almost all of our orders on the day the orders are released for shipment.

     We believe that our efficient customer service is an important factor in customer retention and overall satisfaction and that the improvements in our internal IT system will make us more efficient in this area.

     Promote Use of E-Commerce. We believe that providing the customer with a seamless e-commerce system, supported by well-trained account executives results in a highly efficient business model that delivers high customer satisfaction. Account executives encourage customers to place online orders via our website, www.insight.com, and we offer selected businesses customized web pages that are designed by our electronic marketing team. These pages allow businesses to customize views based on their needs and procurement guidelines and to purchase IT products and services from us at pre-negotiated volume-based pricing. We also create awareness of our products and services to customers and prospects through graphically rich electronic catalogs, electronic postcards and other branded sales messages transmitted via e-mail. Through the promotion of e-commerce, we hope to increase sales and facilitate our customers’ ease of doing business with us.

     Selectively Employ Specialty Marketing, Catalogs and Advertising. We continue to increase our national exposure, promote local interest and encourage visits to our website through title sponsorship of the “Insight Bowl,” a post-season intercollegiate football game. During the 2003 Insight Bowl, which was telecast live by ESPN on December 26, 2003, we aired television commercials showcasing manufacturers’ products offered by us. These 15-second spots provided cooperative advertising opportunities for us and our suppliers and encouraged high-technology business buyers to visit our web site at www.insight.com. We also selectively place targeted advertisements in trade publications in the United States, Canada and the United Kingdom. These advertisements provide detailed product descriptions, manufacturers’ specifications and pricing information and emphasize our service and support features. Additionally, the Insight logo and telephone number are included in promotions by selected manufacturers. In the United Kingdom, we are continuing to provide a comprehensive product and services catalog to select customers. Each catalog provides detailed product descriptions, manufacturers’ specifications, pricing and service and support features. We also send targeted “magalogs” (catalogs designed similarly to a magazine) and direct mail brochures showcasing our product and service offerings to customers in the United States, Canada and the United Kingdom.

     Broad Selection of Branded Products. We provide the convenience of one-stop shopping by offering our customers a comprehensive selection of more than 200,000 SKUs of brand name IT products in North America, and more than 70,000 SKUs in the United Kingdom. We offer products from more than 1,000 manufacturers including Hewlett-Packard (“HP”), IBM, Microsoft, Toshiba, Cisco, 3COM, Lexmark and Sony. Our breadth of product offerings combined with our efficient, high-volume and cost-effective direct sales and marketing allows us to offer competitive prices. We believe that offering multiple vendor choices enables us to better serve customers’ needs by providing a variety of product solutions based on customer preferences, or other criteria, such as real-time best pricing and availability, or compatibility with existing technology. We have developed “direct-ship” programs with many of our suppliers through the use of electronic data interchange (“EDI”) and extensible markup language (“XML”) links allowing us to expand our product offerings without further increasing inventory, handling costs or inventory risk exposure. Convenience and product options among multiple brands are key competitive advantages against manufacturers’ direct selling programs, which are generally limited to their own brands and may not be able to offer customers a complete or best solution across all product categories.

     The following provides sales information by product category for Insight North America and Insight UK for each of the past three years:

	Percentage of Product Net Sales			Percentage of Product Net Sales
	Insight North America			Insight UK
Product Categories	2003	2002	2001	2003	2002	2001
Computers:
Notebooks and PDAs	15%	14%	15%	18%	14%	16%
Desktops and Servers	18%	17%	15%	13%	13%	18%

	33%	31%	30%	31%	27%	34%
Software	11%	16%	17%	16%	18%	16%
Storage Devices	8%	9%	10%	6%	6%	9%
Printers	12%	12%	10%	10%	11%	11%
Network and Connectivity	10%	10%	9%	8%	8%	7%
Monitors and Video	8%	7%	7%	9%	8%	6%
Memory and Processors	5%	5%	5%	3%	4%	5%
Supplies and Accessories	5%	4%	5%	10%	10%	5%
Miscellaneous	8%	6%	7%	7%	8%	7%

     The largest product category continues to be computers, representing 33% of product net sales in 2003 for Insight North America and 31% of product net sales in 2003 for Insight UK. Growth in notebooks and PDAs in 2003 was strong as businesses focused on increasing the mobility of their workforces. The increase in desktop and server sales in 2003 is due primarily to refresh cycles being initiated by businesses. Additionally, net sales of Microsoft software products were strong in 2002 due primarily to the July 31, 2002 deadline for Microsoft’s upgrade programs. There was no similar catalyst for software sales in 2003, and that contributed to a decline in software sales from 2002 levels. All other product categories, as a percentage of product net sales, were fairly consistent from the prior years, and we continue to see increased demand for products that provide solutions to customers’ security and data retention needs.

     We select our products based upon existing and proven technology and anticipated customer needs. Our product managers and buyers evaluate the effectiveness of new and existing products and select those products for inclusion in our product offerings based upon market demand, product features, quality, reliability, sales trend, price, margins and warranties. Because our goal is to offer the latest in technology, we quickly replace slower selling products with new products.

     Most of the products we market are warranted by the manufacturer and it is our policy to request that customers return their defective products directly to the manufacturer for warranty service. On selected products, and for selected customer service reasons, we accept returns directly from the customer and then either credit the customer or ship a replacement product. We generally offer a limited 15- to 30-day return policy for unopened products and certain opened products, which is consistent with manufacturers’ terms; however, some products may be subject to restocking fees. Products returned opened are quickly processed and returned to the manufacturer or supplier for repair, replacement or credit to us. We resell all unopened products returned to us. Products that cannot be returned to the manufacturer for warranty processing, but are in working condition, are promptly sold to inventory liquidators, end users as “previously sold” or “used” products or are sold through other channels, to reduce losses from returned products.

     During 2003, we purchased products from approximately 1,300 suppliers. Approximately 42% (based on dollar volume) of these purchases was directly from manufacturers, with the balance from distributors. Historically, we have also purchased from and sold to other computer resellers in order to offer our customers favorable pricing, to balance our inventory or to minimize inventory risk. Purchases from Ingram Micro, Inc. (“Ingram”) and Tech Data Corporation, which are distributors, and HP, a manufacturer, accounted for approximately 21%, 15% and 16%, respectively, of Insight’s aggregate purchases in 2003. No other supplier accounted for more than 10% of purchases in 2003. Our top five suppliers as a group (Ingram; HP; Tech Data; International Business Machines Corporation, [“IBM,” a manufacturer]; and Synnex Information Technologies, Inc. [“Synnex,” a distributor]) accounted for approximately 67% of Insight’s total product purchases during 2003. Although brand names and individual products are important to our business, we believe that competitive sources of supply are available in substantially all of our product categories and, therefore, we are not dependent on any single supplier for sourcing product.

     We obtain supplier reimbursements from certain product manufacturers. We typically receive reimbursements from suppliers based upon the volume of sales or purchases of the suppliers’ product. In other cases, such reimbursements may be in the form of discounts, advertising allowances, price protection or rebates. Manufacturers may also provide mailing lists, contacts or leads to us. We believe that supplier reimbursements allow us to increase our marketing reach and strengthen our relationships with leading suppliers. These reimbursements are important to us, and any elimination or substantial reduction would increase our costs of goods sold or marketing expenses and decrease our earnings from operations. During 2003, sales of products manufactured by HP and IBM accounted for approximately 33% and 13%, respectively, of Insight’s net sales in 2003. No other manufacturer accounted for more than 10% of Insight’s net sales in 2003. Sales of product from our top five manufacturers as a group (HP, IBM, Microsoft, Cisco and Toshiba) accounted for approximately 63% of Insight’s net sales during 2003. We believe that the majority of IT purchases by our customers are made based on the ability of our total product and service offering to meet their IT needs more than on specific brands. However, consolidation among manufacturers (e.g., the merger of HP and Compaq Computer Corporation in 2002) has increased our reliance on some manufacturers, particularly HP.

     For a discussion of risks associated with our reliance on suppliers, see “Management’s Discussion and Analysis of Financial Condition — Factors That May Affect Future Results and Financial Condition — We rely on our suppliers for product availability, purchasing incentives and competitive products to sell,” in Item 7.

     Advanced IT Services Offering. Although sales of services are currently a small percentage of our net sales and gross profit, we believe our service offering differentiates us from our competitors. We believe this service offering helps to establish strong, deep-rooted relationships with customers as they look to us for more than just product fulfillment and view us as partners in creating integrated product and service solutions for their IT needs. As sales of services increase, services will likely become a greater percentage of gross profit because sales of services are generally at a higher gross margin than product sales.

     We provide our customers a wide variety of IT services which focus on the following areas:

•	Custom Configuration — We custom configure servers, desktops, laptops and peripherals, including services such as:

•	asset tagging;

•	basic testing;

•	hardware and software configuration; and

•	software installation.

•	Advanced Integration — Our ISO 9001: 2000 certified advanced integration lab in the United States provides technical operations, resources and expertise to manage and implement large-scale network rollouts, including:

•	workstations, servers and connectivity equipment;

•	individual user customization of file servers, switches, routers and racks;

•	pre-built networks, including IP addressing; and

•	live network testing and turnkey deployment.

Our advanced integration service capabilities are more widely available to customers in the United States than in Canada or the United Kingdom

•	Enterprise Consulting — We evaluate, design, implement and manage business technology projects for our customers. Our enterprise consulting competencies include:

•	infrastructure assessment and design;

•	wireless LAN design and implementation;

•	Citrix deployments;

•	Microsoft implementation;

•	IP voice and telephony solutions; and

•	network security.

•	National Repair Center — Our National Repair Center is dedicated to maintaining our customers’ equipment and ensuring optimal performance levels through a variety of services including:

•	break fix services;

•	hot swap/spare program;

•	asset retrieval, refurbishment or redeployment; and

•	end of lease processing.

•	Resource Management — We offer highly skilled technical staff to augment customers’ existing IT staffs in areas such as:

•	desk side support;

•	help desk support;

•	installs, moves, adds and changes;

•	LAN administration; and

•	critical server restoration.

•	Project Management — We provide customers with experienced project managers who coordinate the planning, design, deployment, and support of our customers’ IT projects or ongoing service programs.

•	National Implementation Programs — Together with selected highly qualified service partners, we provide comprehensive, customized implementation services , including:

•	national implementation and deployment projects;

•	national service maintenance programs;

•	wireless LAN implementations; and

•	service vendor relationship management.

     The vast majority of services provided by Insight North America are delivered through extensive in-house capabilities, including services performed in our ISO 9001:2000 certified advanced integration and custom configuration labs. We believe this is a key differentiator from direct competitors in the United States. Insight UK manages delivery of services by contracting with highly-qualified service partners. In all cases, regardless of delivery methods or geography, the customer’s dedicated account executive remains the primary contact throughout the entire sales and service implementation process and we offer to maintain the service level agreement to assure consistent quality of service across the project. This commitment to project management is central to our “single-source” value proposition for delivering total product and service solutions, and we believe it will enhance the development of strong, long-term relationships with customers.

     Our account executives are supported by technical experts that specialize in select product and service areas. In North America, we refer to these specialty support teams as “Centers of Excellence.” We currently have specialty support teams focused on the following areas:

•	Connectivity

•	High Performance Systems

•	Networking

•	Security

•	Storage

•	Warranties

•	Wireless

     Historically in the industry, advanced services were available primarily to larger corporate customers, but we are now able to provide those services to our small- to medium-sized business customers. Creating awareness and increasing sales to this customer group will be a significant focus in 2004.

     We believe that there is no other reseller able to offer the same breadth and depth of IT products and services that we offer across all target customer groups in the United States.

     Efficient Technology Based Operations. In 2003, a significant focus was the migration of our operations serving United States customers to a new, unified IT platform. This new system, referred to as “Maximus,” is a hybrid system, combining SAP R/3 version 4.6 (“SAP”) for back-end support functions and a customized front-end consisting of a set of enhanced capabilities developed to make it easier for customers to conduct business with Insight and to increase the productivity of our account executives. These unique and customized front-end capabilities are manifested in four key areas:

•	an enhanced graphical account representative user interface designed initially for account executives previously operating on Insight’s proprietary system. The user interface is integrated with SAP, with enhanced functionality over the previous systems;

•	a highly efficient Product Master designed to enhance significantly product data, search capability and search speed, allowing both customers and account executives to search and view the same product information;

•	a virtual sourcing engine for “direct ship” sourcing; and

•	an enhanced Web environment to support our e-commerce initiatives by supplying customers with more efficient product searching and enhanced customized landing pages.

     We expect to see many benefits from the Maximus system including: an integrated sales and support engine; an efficient, reliable and consistent system to support our business needs; more robust reporting and analysis capabilities; and an increase in functionality from a sales perspective.

     We believe our implementation of advanced technological systems provides a barrier to new entrants into our market and a competitive advantage by increasing the productivity of our account executives, delivering more efficient customer service and reducing order processing and inventory costs. The migration of our operations serving United States customers to Maximus was completed in January 2004, and we currently plan to deploy Maximus to our United Kingdom and Canadian operations in 2005.

     Although Maximus has enhanced functionality, our information systems in all geographies allow our account executives to obtain a wide range of information, including:

•	customer information;

•	product information;

•	product pricing, gross profit and availability;

•	product compatibility and alternative product offerings and accessories; and

•	order status.

     We believe that the information available to our account executives allows them to make better decisions regarding product recommendations and pricing, provide superior customer service and increase overall profitability. We believe that our investment in information technology will continue to improve the efficiency of our operations.

     The majority of our United States distribution operations are conducted within a 323,000 square foot distribution facility in Hanover Park, Illinois. Activities performed in our Illinois distribution center include receipt and shipping of inventory, returned product processing and repair services. Additionally, this distribution center houses our advanced integration and custom configuration labs. We also have distribution facilities in Canada and the United Kingdom. All of our information systems have capabilities that integrate our sales, distribution, inventory and accounting functions. Through our information systems, we send orders electronically to one of our distribution centers or to a “direct ship” supplier for processing immediately upon order release, and the distribution center or supplier automatically prints a packing slip for order fulfillment. Products received in our distribution centers have a standard UPC code, manufacturer bar code, supplier bar code or are issued a bar code and then placed in designated bin locations. We use systematic checks to ensure accurate fulfillment and to provide real-time reduction in inventories. We have implemented a re-ordering system that calculates lead times and, in some instances, automatically re-orders from certain suppliers. Our system accepts price quotes from several competing suppliers and, in most cases, automatically re-orders from the supplier with the most competitive price and availability. We have integrated our order processing, labeling and tracking systems with major freight carriers to ensure prompt and traceable delivery. We utilize a combined physical and virtual distribution model, utilizing “just-in-time” inventory management and “direct ship” relationships with suppliers to reduce inventory costs. We promote the use of EDI or XML links with our suppliers, which we believe helps to reduce overhead, simplify the order fulfillment cycle and reduce the use of paper in the ordering process. Our physical distribution capabilities allow us to inventory product as needed to take advantage of product allocations, opportunistic purchases or to meet the service requirements of our customers. Our inventory management techniques, utilizing our system capabilities, allow us to offer a greater range of products without increased inventory requirements, and to reduce inventory exposure and shorten order fulfillment time.

     Additionally, our telephone system is an important part of our technology-based operations as the majority of our sales, marketing and customer service efforts are conducted via the telephone. Our telephone system is programmed to route calls automatically, depending on their originating data, to specific sales groups, or to specific account executives. Our telephone system also uses menu functions that permit the customers to route themselves to the appropriate sales, service or support area or to their assigned account executives.

     For a discussion of risks associated with our information and telephone systems, see “Management’s Discussion and Analysis of Financial Condition - Factors That May Affect Future Results and Financial Condition — Disruptions in our information and telephone communication systems could affect our ability to service our customers and cause us to incur additional expenses,” in Item 7.

     Growth Strategy

     Insight’s growth strategy is to increase sales and earnings by:

     Selling Additional Products and Services to Our Existing Customer Base. We seek to become the primary provider of IT products and services for our customers by investing in the development and training of our account executives and providing the tools to effectively sell the best IT solution, including products and services, to our customers. We believe proactive account management and assignment of specific account executives dedicated to developing closer relationships with active business customers will enable us to increase the volume, frequency, and breadth of sales to these customers. We continue to refine and analyze our customer database to better understand and service our customer, which results in long-term customer relationships. In addition, we are focused on improving account executive productivity by providing a comprehensive, on-going training program to our account executives, implementing incentive programs that focus on rewarding and retaining top performers and automating routine processes. A focus in 2004 will be training our account executives on our service capabilities and on a sales process that anticipates and evaluates our customers’ technology needs, both current and future, so that we can capitalize on opportunities to be our customers’ single-source provider of IT products and services. We also will be increasing our marketing initiatives in 2004 relating to demand generation, promotion of our single-source business model and brand awareness. We believe, particularly in the United States, that the full breadth of our single-source product and service offerings are a differentiating factor from our competitors. We also believe that the capabilities of our single-source business model are not yet fully understood by our sales executives serving small-to medium-sized business customers, government and educational entities, nor by our target customers. This provides opportunity in 2004 for increased training and marketing about our capabilities and should also have a positive effect on gross margin, as sales of services are usually conducted at higher gross margins than product sales.

     Expanding Our Customer Base. We intend to increase our direct sales and targeted marketing efforts in each of our customer segments: small- to medium-sized businesses; large corporate enterprises; and government and educational institutions. We seek to acquire new account relationships through proactive outbound telesales, face-to-face field sales, electronic commerce, targeted electronic direct marketing and increased advertising focused on Insight brand awareness and the differentiating factors of our single-source business model.

     Capitalizing on International Presence. We seek to capitalize on our international presence in an effort to achieve our long-term goal of becoming a global leader for IT products and services. To that end, we have established operations in Canada and the United Kingdom. Our presence in these countries provides us with an increased customer base, expanded product offerings and the ability to leverage our existing infrastructure and supplier relationships. We intend eventually to continue expanding in Europe through the expansion of our existing infrastructure in the United Kingdom. For a discussion of risks associated with international operations, see “Management’s Discussion and Analysis of Financial Condition — Factors That May Affect Future Results and Financial Condition — There are risks associated with international operations that are different than those inherent in the United States business,” in Item 7.

     Leveraging Existing Infrastructure. We have expended considerable resources to develop our infrastructure to support planned growth. In early 2004, we completed the conversion of our operations serving United States customers to Maximus and expect to deploy Maximus in our United Kingdom and Canadian operations in 2005. The new Maximus system adds functionality that we believe will better enable us to exceed our customers’ expectations and further differentiate us from our competitors. The benefits we expect to see from the Maximus system will be: an integrated sales and support engine; an efficient, reliable and consistent system to support our business needs; more robust reporting and analysis capabilities; and an increase in functionality from a sales perspective. During the conversion to Maximus, Insight North America incurred additional expenses relating to redundant support staffs, stay bonuses for employees to encourage retention during the conversion and accelerated depreciation related to software that would no longer be used after the conversion. We expect that we will not incur these expenses in 2004, and that we will gradually gain additional efficiencies as our employees become more proficient on the system. We believe that our investments, primarily in technology and facilities, will allow us to increase sales at a faster rate than operating expenses. We expect to reduce operating expenses as a percent of sales and improve profitability through the unified IT system platform in the United States, increased productivity of our account executives, cost-effective marketing, utilization of electronic commerce, and economies of scale. In addition, we believe our relationships with our suppliers will continue to offset certain expenses through the receipt of supplier reimbursements. We may not be able to achieve all of the potential efficiencies that are possible through the deployment of the new IT system. For a discussion of risks associated with our information and telephone systems, see “Management’s Discussion and Analysis of Financial Condition - Factors That May Affect Future Results and Financial Condition — Disruptions in our information and telephone communication systems could affect our ability to service our customers and cause us to incur additional expenses,” in Item 7.

     Making Opportunistic Strategic Acquisitions. Based on our acquisition experience, capital structure and unified IT system platform, we believe we are well positioned to take advantage of any strategic acquisitions that broaden our customer base, expand our geographic reach, scale our existing operating structure or enhance our product and service offerings. It is part of our growth strategy to evaluate and consider strategic acquisition opportunities if and when they become available.

     For a discussion of risks associated with future acquisitions, see “Management’s Discussion and Analysis of Financial Condition — Factors That May Affect Future Results and Financial Condition — The integration and operation of future acquired businesses may disrupt our business, create additional expenses and utilize cash or debt availability,” in Item 7.

Industry

     Prior to late 2000, the industry experienced strong growth rates amidst a healthy economic environment. Sales of IT products in the following years decreased worldwide due to sluggish economic growth and a lengthening of IT replacement cycles. This slowdown in spending was evident beginning in the fourth quarter of 2000 and signs of an anticipated recovery were only first seen through slightly increased activity in the latter half of 2003. We remain cautiously optimistic that IT spending will increase in 2004, although we believe the motivation for purchases has changed from that of the pre-2000 era, and we have repositioned ourselves to respond to these changes accordingly so that we may increase market share. Additionally, IT products experience continual declines in average selling prices (“ASPs”). Therefore, in order to increase net sales, unit sales must grow at a rate faster than the decline in ASPs.

     We believe the industry is evolving. The market for IT products and services is served through a variety of distribution channels, and intense competition for market share has forced manufacturers to reexamine the psychology behind customers’ purchasing behaviors and to seek the most cost effective and efficient channels to distribute their products. Customers are changing the way they plan, purchase and implement technology purchases, and participants in the supply chain, including us, are changing in an effort to keep pace with or get ahead of these changes. We believe three important trends have emerged:

1.	Technology purchases are being made to address business-driven needs, and financial officers are increasingly playing greater roles in the final purchasing decisions. We believe that demand is no longer driven only by increased speed and functionality of basic desktop computers, but by the total cost of ownership and return on investment of IT expenditures. Therefore, direct marketers are increasing efforts to include IT services among their offerings, and outbound telesales organizations are being complemented by face-to-face field sales. Insight North America has been at the forefront of this trend since acquiring extensive advanced service capabilities in early 2002, and other direct marketers have since made efforts to include varying levels of services among their offerings. We believe that we are uniquely positioned to take advantage of this shift in customer purchasing, as we began migrating from pure product fulfillment-driven direct marketing strategies to our single-source model of providing IT products and services much earlier than other direct marketers.

2.	Manufacturers are continuing their use of the direct channel, through direct marketers like us and through their own internal resources, to market and sell products directly to customers in order to grow sales and lower overall selling costs.

3.	Consolidation is increasing among direct marketers, and as larger direct marketers broaden their customer reach and increase the depth and breadth of product and service offerings, we believe that larger direct marketers will continue to take market share away from smaller resellers.

     We believe that we will continue to benefit from industry changes as a cost-effective single-source provider of a full range of IT products and services. While purchasing decisions will continue to be influenced by product selection and availability, price and convenience, we believe that service offerings, knowledge of account executives and customer service will become the differentiators businesses will look at when procuring total solutions that minimize their total cost of ownership. For a discussion of risks associated with uncertain economic conditions and actions of competitors, see “Management’s Discussion and Analysis of Financial Condition — Factors That May Affect Future Results and Financial Condition — Changes in the economic environment and/or IT industry may reduce demand for the products and services we sell; Actions of competitors, including manufacturers of products we sell, can negatively affect our business,” in Item 7.

Competition

     The IT products and services industry is highly competitive. We compete with a large number and wide variety of marketers and resellers of IT products and services, including:

•	product manufacturers, such as Dell, HP and IBM;

•	other direct marketers, such as CDW Corporation (North America), PC World Business (United Kingdom); and

•	national and regional resellers, including value-added resellers (“VARs”) and specialty retailers, aggregators, distributors, national computer retailers, computer superstores, Internet-only computer providers, consumer electronics and office supply superstores and mass merchandisers.

     Product manufacturers, in particular, have been increasing their efforts to sell directly to the business customer, particularly larger corporate customers. Manufacturers, however, typically do not offer the breadth of multi-branded product offerings that direct marketers such as us offer. Additionally, most manufacturers, as well as other direct marketers, do not provide the advanced level of services that we offer our customers. We believe that we offer broader product selection and availability, competitive prices, and greater purchasing convenience than traditional retail stores or VARs and through dedicated account executives offer the necessary support functions (e.g., purchases on credit terms and efficient return processes), which Internet-only sellers do not usually provide. We are not aware of any competitors with both the breadth and depth of capabilities we have in the United States. This allows us to differentiate ourselves with a customer service strategy that spans the continuum from fast delivery of competitively priced products to advanced IT solutions, and a selling approach that permits us to grow with customers and solidify those relationships. For a discussion of risks associated with actions of competitors, see “Management’s Discussion and Analysis of Financial Condition — Factors That May Affect Future Results and Financial Condition — Actions of competitors, including manufacturers of products we sell, can negatively affect our business,” in Item 7.

     We believe that new entrants into the direct marketing channel must overcome a number of significant barriers to entry including:

•	the time and resources required to build a customer base of sufficient size and a well-trained account executive sales base;

•	the significant investment required to develop an information and operating infrastructure;

•	the advantages enjoyed by established larger competitors with purchasing and operating efficiencies;

•	the reluctance of manufacturers and distributors to allocate product and supplier reimbursements and establish electronic transactional relationships with additional participants; and

•	the difficulty of identifying and recruiting qualified management personnel.

     Certain of our competitors have longer operating histories and greater financial, technical, marketing and other resources than us. In addition, some of these competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many current and potential competitors also have greater name recognition and engage in more extensive promotional marketing and advertising activities, offer more attractive terms to customers and adopt more aggressive pricing policies than we do.

     For a discussion of risks associated with the actions of our competitors, see “Management’s Discussion and Analysis of Financial Condition — Factors That May Affect Future Results and Financial Condition — Actions of competitors, including manufacturers of products we sell, can negatively affect our business,” in Item 7.

* * *

Direct Alliance

     Direct Alliance is our Business Process Outsourcing (“BPO”) organization, representing 3% and 25% of consolidated net sales and earnings from operations, respectively, in 2003.

Business Overview

     In 1993, we sought to leverage core competencies in direct marketing by providing outsourced direct marketing services to third parties through the creation of Direct Alliance. The range of outsourced services has expanded over the years beyond direct marketing to include channel solutions, and we currently offer solutions designed to rapidly enable and drive cost-efficient sales through proprietary systems, processes and expertise that are custom tailored to each client.

Operating Strategy

     Our BPO services are focused on customized solutions in the following key areas:

•	Customer Behavior Analytics - statistical modeling and analysis using data generated from a variety of sources, within a structured customer lifecycle methodology, including:

•	customer performance metrics;

•	sales reporting analytics;

•	campaign management; and

•	Web analytics.

•	Direct Marketing - traditional direct mail and electronic direct marketing services, including:

•	transactive e-mail solutions;

•	client extranet marketing;

•	interactive marketing;

•	direct mail; and

•	catalog design and production.

•	Direct and Indirect Sales Channels - service and technologies that can simultaneously connect clients with multiple sales channels, including:

•	outbound telesales;

•	inbound telesales;

•	reseller management;

•	pre-sales customer support;

•	internet sales support; and

•	field sales enhancement.

•	Financial Services - accurate financial information and secure transaction management services, including:

•	trade credit management;

•	credit card processing;

•	fraud detection and prevention;

•	leasing management;

•	collections;

•	sales tax collection and management;

•	accounts receivable;

•	accounts payable; and

•	vendor returns processing.

•	Logistics and Supply Chain Management - information and support services to improve logistics and supply chain management, including:

•	order management;

•	fulfillment;

•	virtual supply chain management; and

•	reverse logistics management.

     We offer a unique selection of BPO services, technology and direct, as well as channel, expertise. We can operate as a “virtual division” for our clients or as a “dedicated reseller.” These customized services enable our clients to sell directly to customers and/or support existing indirect sales channels in a cost-effective and timely manner. The services are offered through our propriety information systems, which can be successfully integrated with many of today’s most common applications, such as SAP, Oracle and Siebel. Additionally, we may license our multi-lingual, multi-currency proprietary systems to assist our clients’ in deploying telesales operations in foreign countries.

     We believe that our combination of services, proprietary technology and direct, as well as channel, expertise allows us to provide our clients with:

•	profitable sales growth;

•	cost-effectiveness;

•	fast deployment of direct and channel focused programs;

•	improved customer satisfaction; and

•	system capabilities for international and domestic operations.

     Any combination of our service offerings can be employed to provide customized, vertically integrated programs for clients. BPO programs can vary in duration, type and quantity and can run in succession or concurrently, depending on each client’s needs. Some programs may be seasonal in nature, particularly if our clients’ customers have cyclical buying patterns.

     Presently, the majority of our outsourcing arrangements are service fee based, meaning that we derive net sales based primarily upon a cost plus arrangement in addition to a percentage of the sales price from products sold. Revenues from service fee based programs and direct costs related to the generation of those revenues are included in our net sales and cost of goods sold, respectively. As an accommodation to select service fee based program clients, we may also purchase and immediately resell products to our clients for ultimate sale to their customers. These pass-through product sales are completed at little or no gross margin and are included in net sales and cost of goods sold. Under certain outsourcing arrangements, we may take title to inventories of products and assume credit risk associated with sales to the end user. Revenues and the related costs from the sales of such products are included in our net sales and cost of goods sold, respectively. The rate of our future growth in net sales and earnings from operations will likely be affected by the mix of type of outsourcing arrangements that are in place from time to time.

     We currently provide BPO services to a limited number of major brand-name manufacturers, primarily in the IT industry. For the year ended December 31, 2003, one outsourcing client accounted for approximately 65% of Direct Alliance’s net sales and our three largest outsourcing clients accounted for approximately 90% of net sales.

     For a discussion of risks associated with reliance on outsourcing clients, see “Management’s Discussion and Analysis of Financial Condition — Factors That May Affect Future Results and Financial Condition — We rely on a limited number of outsourcing clients,” in Item 7.

Growth Strategy

     Our goal is to be a leading global provider of such BPO services by:

     Enhancing Existing Client Relationships and Increasing Industry Penetration. We currently provide BPO services to a limited number of large manufacturers, primarily in the IT industry, and seek to become the system of record for all direct channel sales with each of our existing clients by:

•	promoting our outsourced services, including our multi-lingual, multi-currency system capabilities, to other divisions and product lines within our clients’ organizations;

•	expanding the breadth of services offered under current programs;

•	seeking to become the most effective sales team in our client’s organization, further supporting the benefit of outsourcing sales processes to us; and

•	increasing business development efforts to obtain additional clients within the industry.

     Growing Channel Centric Business Within the IT Industry. While we continue to see opportunity in providing direct program solutions, we are seeing an increase in demand for channel programs. Opportunities exist to provide lead and demand generation activities, channel partner support and more cost efficient supply chain solutions to manufacturers. We are responding to these opportunities by:

•	providing our clients with channel partner support through BPO programs that will generate incremental channel opportunities, motivate and support existing channel partners to sell our clients’ product lines, and provide a system that measurers the programs’ return on investment to our clients;

•	utilizing our demand generation capabilities and data analytics to produce a more cost effective channel solution;

•	offering physical distribution and virtual supply chain solutions to deliver a more cost effective and responsive supply model for our clients;

•	utilizing our sales organization to identify business opportunities and drive sales through our clients’ channel partners; and

•	providing both service and dedicated reseller programs for our clients based on their specific needs.

     Expanding Beyond the IT Industry. Although our areas of expertise have been developed primarily by providing BPO services to manufacturers of IT products, our service offerings are not limited in their application. Our business model, services and information system capabilities can be applied to other industries. In 2004, we intend to evaluate opportunities to leverage our sales, marketing, analytics, financial services and logistics capabilities and increase efforts to solicit new customers from other industries.

     Marketing Activities. Based on recent indicators supporting potential increased demand in IT spending and our strong performance history with our current clients, we believe there will continue to be growth opportunities within our current client programs as well as opportunities to obtain new clients both within and outside of the IT industry. Marketing efforts to target prospective clients include the use of proactive outbound telesales, traditional advertising, electronic and direct mail programs, and strategic sponsorship of community-based organizations and minority-owned businesses. We also maintain a website featuring our outsourced business process services at www.directalliance.com.

Industry

     In response to competitive pressure and market demands for increased productivity and reduced costs, the BPO market is rapidly growing and represents an attractive niche within the broad “Services” sector. BPO is heavily affected by off-shore and near-shore influences including Canada, India, Russia, China, the Philippines and other developing countries with lower wage costs. Although international wages and tax preferences are a factor when clients consider BPO for reducing costs, we believe that our ability to provide customized, integrated solutions competes well on both a cost-only basis and on total client service value. We do not currently have off-shore BPO operations.

     As more manufacturers desire swift access to the direct market and channel solutions to drive partner sales, we believe they may elect to partner with BPO providers to achieve cost-effective solutions. We believe that we will continue to benefit from industry trends toward outsourcing and that our total cost of operation compares favorably with other industry-leading companies. Additionally, we believe that as businesses increase their familiarity with outsourcing front-office sales and marketing operations, additional opportunities to outsource back-office operations such as distribution, finance and returns management will become more compelling. As a result, we believe companies will look to consolidate their outsourced processes to eliminate redundant costs. Because we have service capabilities that span the full supply chain, we believe we are well positioned to provide cost-effective fully integrated solutions and establish broad and deeply-rooted relationships with our clients.

Competition

     The growing BPO market is an industry characterized by intense competition, and we compete with many companies within specific offering categories (e.g., outbound telesales, fulfillment or direct marketing services). We have seen an increase in competitors in the market, including such companies as PFSweb, Modus Media and Convergys. In many instances, our competition is the in-house operations of our potential clients who have not yet made the decision to outsource a particular business process. We believe that our experience establishing best practices for sales and process management, as well as the technology developed to support our services, differentiates us from competitors, including in-house operations. For a discussion of risks associated with the actions of our competitors, see “Management’s Discussion and Analysis of Financial Condition — Factors That May Affect Future Results and Financial Condition — Actions of competitors, including manufacturers of products we sell, can negatively affect our business,” in Item 7.

* * *

PlusNet

     PlusNet, our Internet service provider (“ISP”) in the United Kingdom, represented approximately 1% and 5% of our consolidated net sales and earnings from operations, respectively, in 2003.

Business Overview

     PlusNet offers broadband and dial-up Internet access to consumers and businesses in the United Kingdom, targeting the experienced and educated Internet user. Sales are made via our website at www.plus.net or through referral partner websites.

     We acquired PlusNet as part of an acquisition of a United Kingdom direct marketer in 1998. Because Internet access is not part of our core operations, our goal is to maximize stockholder value by divesting PlusNet through a sale, public offering of stock, spin-off or another type of transaction when market conditions allow us to realize what we perceive as the fair value of this business. Until such time as PlusNet is divested, we will continue to operate it as a stand-alone operating segment.

Operating Strategy

     Provide Quality Products and Customer Service at Competitively Low Prices. In 2003, we received awards in the United Kingdom including PC Pro Magazine recognizing us as the “United Kingdom’s Best Broadband ISP” and Internet Magazine rating us the “Best ISP on the Planet.” These awards were over numerous larger competitors and based on our ability to provide product offerings and customer service that is competitive in the market place at prices lower than most other United Kingdom ISPs. We offer a range of Internet solutions tailored to the end user, including:

•	Pay As You Go — provides dial-up connection to the Internet at local call rates. Service ranges from entry level “free” accounts, with no subscription fees, to subscription based accounts with more advanced features such as domain hosting and web servers;

•	Connect Unmetered — provides dial-up connection to the Internet using a modem with no additional local call charges; and

•	Broadband Asymmetric Digital Subscriber Line (“ADSL”) — provides constant, high speed Internet connection.

     Maintain Low Cost Structure. Our operating model is centered on delivering an enhanced customer experience at a lower cost structure than any of our competitors. Our low cost structure is achieved through automation of our systems and the enablement of full customer self-service. This not only reduces administrative costs but allows us to deliver high quality service by having our employees focus on development areas that enhance the customer experience.

     For a discussion of risks associated with our information and telephone systems, see “Management’s Discussion and Analysis of Financial Condition - Factors That May Affect Future Results and Financial Condition — Disruptions in our information and telephone communication systems could affect our ability to service our customers and cause us to incur additional expenses,” in Item 7.

Growth Strategy

     Capitalize on Market Shift to Broadband. The ISP market in the United Kingdom is continuing to evolve as dial-up customers are migrating to broadband Internet access. We believe we are well positioned to respond to this market shift and have already experienced an increase in the percentage of our net sales generated from broadband Internet access. Although broadband Internet access is sold at a lower gross margin percentage than dial-up, it currently is providing us with a steady increase in net sales and earnings from operations. We are focused on not only acquiring new broadband customers, but also on migrating our existing dial-up customers to our broadband service offering.

     Increase Market Share. We are consistently rated by various sources as the lowest cost classic ADSL provider in the United Kingdom. We believe there is significant opportunity to capture market share among our targeted consumer audience and have established referral programs to encourage existing customers to recommend our services. Additionally, we are exploring opportunities to sell our services through IT product and service resellers, such as Insight UK. The capacity, quality and scalability of our network and our low cost operating model will provide us the scale to acquire significant customers without a proportionate increase in fixed costs.

     Strategic Acquisitions. The ISP market is trending toward increased consolidation, and we are well positioned to remain an industry growth leader by expanding our customer base organically or by making strategic acquisitions to broaden our customer base, scale our existing operating structure or diversify our product offerings. Strategic acquisitions may allow us to divest PlusNet at a higher return to our stockholders.

     Broaden Outsourcing Opportunities. Given our low cost structure, we have the ability to create and outsource virtual ISPs for companies desiring to establish a branded ISP for their employees or customers. We plan to broaden our marketing of these capabilities.

     Increase Value-Added Services. We will continue to develop value-added services, related primarily to communication, productivity and security, that we integrate in our packages to help differentiate our offerings in the marketplace.

Industry

     British Telecom (“BT”), the primary United Kingdom wholesale provider of Internet access, has indicated that the number of broadband users will likely double from 2003 figures to reach approximately 5 million subscribers by the end of 2005. The rapid rate at which consumers continue to switch from dial-up to broadband Internet service will eventually slow with future market saturation of broadband technology. However, we believe there is significant opportunity to capitalize on our low-cost value proposition and continue capturing market share among our targeted consumer audience.

Competition

     There are a select few large ISPs (including BT Retail, Freeserve and AOL-UK) that currently control about 80% of the ISP market in the United Kingdom. A second-tier group of ISPs, which includes PlusNet, targets the mature Internet user, who is more demanding both in terms of quality and price. For a discussion of risks associated with the actions of our competitors, see “Management’s Discussion and Analysis of Financial Condition — Factors That May Affect Future Results and Financial Condition — Actions of competitors, including manufacturers of products we sell, can negatively affect our business,” in Item 7.

* * *

Employees

     We believe our employee relations are good. Our employees are not represented by any labor union, and we have not experienced any work stoppages. At December 31, 2003, we had 4,018 employees as follows:

	Insight		Direct
	North America	Insight UK	Alliance	PlusNet	Consolidated
Management, support services and administration	1,272	262	353	108	1,995
Sales account executives	1,194	232	406	—	1,832
Distribution	135	51	5	—	191

Total	2,601	545	764	108	4,018

     We have invested in our employees’ future and our future through an ongoing program of internal and external training. Training programs include new hire orientation, sales training, general industry and computer education, technical training, specific product training and ongoing employee and management development programs. We focus on management development and provide our employees and managers with development opportunities through classes relevant to their needs.

Seasonality

     General economic conditions have an effect on our business and results of operations. We also experience some seasonal trends in the sale of our products and services. For example, sales to the federal government in the United States are often stronger in our third quarter, sales in the United Kingdom to large corporate and government entities are often stronger in our first quarter, and business customers, particularly large corporate businesses in the United States, tend to spend more in our fourth quarter as they utilize their remaining capital budget authorizations. However, due to our geographic and customer diversity, we do not believe seasonality has, or is expected to have, a material effect on our consolidated net sales or results of operations.

Backlog

     The majority of our backlog represents open cancelable purchase orders, and we do not believe that backlog as of any particular date is particularly indicative of future results.

Patents, Trademarks and Licenses

     We do not maintain a traditional research and development group, but we do work closely with computer product manufacturers and other technology developers to stay abreast of the latest developments in computer technology. We have obtained licenses for certain third-party provided technology. We conduct our direct marketing business under the trademark and service marks “Insight,” “Insight Public Sector,” “PC Wholesale,” “Insight Global Finance” and their related logos. We conduct our business process outsourcing business under the trademark “Direct Alliance” and its related logo. We conduct our United Kingdom ISP business under the trademarks “PlusNet,” “Force9,” “Freeonline” and their related logos. We believe our trademarks and service marks have significant value and are an important factor in the marketing of our products, and we intend to protect them.

Regulatory and Legal Matters

     We are subject to regulations promulgated by the Federal Trade Commission and various federal and state governmental agencies. We are also subject to regulations in the United Kingdom and Canada. We believe we are in compliance with such regulations and have implemented programs and systems to assure our ongoing compliance.

Available Information

     Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the reports of beneficial ownership filed pursuant to Section 16(a) of the Exchange Act are available free of charge on our website at www.insight.com, as soon as reasonably practicable after we electronically file with, or furnish to, the Securities and Exchange Commission (“SEC”). Additionally, the public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the SEC’s Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains all of information we file with, or furnish to, the SEC.

Item 2. Properties

     Our principal executive offices are located at 1305 West Auto Drive, Tempe, Arizona 85284. We conduct sales, distribution, services, and administrative activities in owned and leased facilities, and some of our face-to-face field account executives conduct business from their home offices. We have renewal rights in most of our property leases, and we anticipate that we will be able to extend these leases on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms. We believe our facilities are in good condition and are suitable to our needs. Information about sales, distribution, services and administration facilities in use as of December 31, 2003 is summarized in the following table:

				Own or
Operating Segment	Location	Square Footage	Primary Activities	Lease
Headquarters	Tempe, Arizona, USA	21,000	Executive Offices	Own
Insight North America	Tempe, Arizona, USA	103,000	Sales and Administration	Own
	Tempe, Arizona, USA	86,000	Administration	Lease
	Montreal, Quebec,
	Canada	100,000	Sales and Administration	Own
	Montreal, Quebec,
	Canada	7,000	Distribution	Lease
	Bloomingdale,
	Illinois, USA	80,000	Sales and Administration	Lease
	Hanover Park,
	Illinois, USA	323,000	Services and Distribution	Lease
	Hanover Park,
	Illinois, USA	72,000	Distribution	Lease
Insight UK	Sheffield, England	93,800	Sales and Administration	Own
	Sheffield, England	53,000	Distribution	Lease
	Greater Manchester,
	England	13,000	Sales and Administration	Lease
	Alperton, Brent,	36,600	Sales and Administration	Lease
	England
Direct Alliance	Tempe, Arizona, USA	187,000	Sales, Administration	Own
			and Distribution
PlusNet	Sheffield, England	11,500	Sales and Administration	Own
	Sheffield, England	6,000	Administration	Lease

     In addition to those listed above, Insight North America has leased sales offices ranging in size from 600 square feet to 11,000 square feet in various cities across the United States and Canada. We also have several leased facilities that are no longer in use due to the integration of previous acquisitions. These properties are not included in the table above.

Item 3. Legal Proceedings

     We are a defendant in a lawsuit, which is a consolidation of three separate actions brought by stockholders, pending in the United States District Court, District of Arizona. The lawsuit alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiffs in this action allege we, and certain of our officers, made false and misleading statements pertaining to our business, operations and management in an effort to inflate the price of our common stock. The lawsuit also names as co-defendants: Eric J. Crown, the Chairman of our Board of Directors; Timothy A. Crown, our Chief Executive Officer and President and a director; and Stanley Laybourne, our Executive Vice President, Chief Financial Officer and Treasurer and a director. The plaintiffs seek class action status to represent all buyers of our common stock from September 3, 2001 through July 17, 2002. On September 27, 2003, the court granted our motion to dismiss plaintiffs’ amended complaint, but allowed plaintiffs leave to file an amended complaint, which they did on October 31, 2003. On January 9, 2004, we filed a motion to dismiss the second amended complaint, and the Court is scheduled to hear oral argument on the motion to dismiss on May 3, 2004. We will continue to defend the case vigorously. The costs associated with defending the allegations in this lawsuit and the potential outcome cannot be determined at this time and, accordingly, no estimate for such costs, other than the deductible amount under our directors and officers liability insurance policies has been included in our Consolidated Financial Statements in Item 8.

     We are also a party to various legal proceedings arising in the ordinary course of business, including asserted preference payment claims in customer bankruptcy proceedings and claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights.

     In accordance with SFAS No. 5, “Accounting for Contingencies,” we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the effect of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Although litigation is inherently unpredictable, we believe that we have adequate provisions for any probable and estimable losses. It is possible, nevertheless, that the results of our operations or cash flows could be materially and adversely affected in any particular period by the resolution of a legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our security holders during our fourth quarter of 2003.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Market Information

     Our common stock trades under the symbol “NSIT” on the Nasdaq National Market. The following table shows, for the calendar quarters indicated, the high and low closing price per share for our common stock as reported on the Nasdaq National Market.

	Common Stock
	High Price	Low Price
Year 2003
Fourth Quarter	$19.30	$16.10
Third Quarter.	18.40	9.85
Second Quarter	10.16	7.00
First Quarter.	8.93	6.68
Year 2002
Fourth Quarter	12.50	6.78
Third Quarter.	24.05	9.18
Second Quarter	28.23	20.00
First Quarter.	25.53	21.05

     As of February 20, 2004, we had 47,846,154 shares of common stock outstanding held by approximately 179 stockholders of record. This figure does not include an estimate of the number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

     We have never paid a cash dividend on our common stock, and our credit facility prohibits the payment of cash dividends without the lender’s consent. We intend to retain all of our earnings for use in our business and currently do not intend to pay any cash dividends in the foreseeable future.

     All share amounts, share prices and net earnings per share in this Report have been retroactively adjusted to reflect 3-for-2 stock splits affected in the form of stock dividends on September 18, 2000 and February 18, 1999.

Item 6. Selected Consolidated Financial Data

     The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. The selected consolidated financial data presented below under the captions “Consolidated Statements of Operations Data” and “Consolidated Balance Sheet Data” as of and for each of the years in the five-year period ended December 31, 2003 are derived from the consolidated financial statements of the Company, which have been audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of December 31, 2003 and 2002, and for each of the years in the three-year period ended December 31, 2003 and the independent auditors’ report thereon, are included in Item 8.

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Consolidated Statements of Operations Data (1)
Net sales	$2,914,352	$2,890,986	$2,082,339	$2,041,086	$1,518,369
Cost of goods sold	2,565,009	2,555,376	1,840,167	1,801,127	1,337,370

Gross profit	349,343	335,610	242,172	239,959	180,999
Operating expenses:
Selling and administrative expenses	286,419	254,398	167,627	146,062	120,265
Goodwill impairment	—	91,587	—	—	—
Restructuring expenses	3,465	1,500	—	—	—
Reductions in liabilities assumed in previous acquisition	(2,504)	—	—	—	—
Expenses related to closure of German operation	—	—	10,566	—	—
Acquisition integration expenses	—	—	7,194	—	—
Aborted IPO costs	—	—	1,354	—	—
Aborted acquisition costs (insurance proceeds).	—	—	—	(1,850)	2,302
Restricted stock charge	—	—	—	1,127	—
Amortization	—	1,400	1,910	1,642	1,211

Earnings (loss) from operations	61,963	(13,275)	53,521	92,978	57,221
Non-operating expense (income), net	4,399	4,587	770	(798)	446

Earnings (loss) before income taxes	57,564	(17,862)	52,751	93,776	56,775
Income tax expense	19,810	24,978	18,864	37,104	23,188

Net earnings (loss)	$37,754	$(42,840)	$33,887	$56,672	$33,587

Earnings (loss) per share (2)
Basic	$0.82	$(0.96)	$0.82	$1.40	$0.87

Diluted	$0.81	$(0.96)	$0.80	$1.35	$0.83

Shares used in per share calculations (2)
Basic	46,315	44,808	41,460	40,461	38,681

Diluted	46,885	44,808	42,388	41,948	40,407

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Consolidated Balance Sheet Data (1)
Working capital	$240,298	$181,331	$164,832	$177,671	$141,527
Total assets	792,124	773,731	595,571	493,900	375,382
Short-term debt	55,275	94,592	3,009	1,017	898
Long-term debt (including line of credit) and capital leases, excluding current portion portion	10,004	13,146	54,752	33,223	14,832
Stockholders’ equity	439,369	375,291	320,054	264,996	208,764

(1)	Our consolidated financial statements above include results of acquisitions from their respective acquisition dates. See further discussion in the Notes to the Consolidated Financials Statements in Item 8.

(2)	Share amounts and earnings per share have been retroactively adjusted to reflect 3-for-2 stock splits effected in the form of stock dividends on September 18, 2000 and February 18, 1999.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in Item 8.

Overview

     We are a leading provider of brand name computing products, IT services and outsourcing of business processes primarily to business customers in the United States, Canada and the United Kingdom. Our business is organized in the following four operating segments:

•	Single-source provider of IT products and services — North America (“Insight North America”);

•	Single-source provider of IT products and services — United Kingdom (“Insight UK”);

•	Business Process Outsourcing provider (“Direct Alliance”); and

•	Internet service provider (“PlusNet”).

     For a business overview, as well as discussions about the operating strategy, growth strategy, industry and competition related to each of our operating segments, see “Business — Operating Segments,” in Item 1. We evaluate the performance of our operating segments based on results of operations before non-recurring items. Reconciliations to consolidated results of operations can be found in Note 17 to the Consolidated Financial Statements in Item 8.

     During the year ended December 31, 2003, we were affected negatively by a sluggish economy and cautious IT spending in the United States, Canada and the United Kingdom. Additionally, a major focus in 2003 of our Insight operations serving United States customers was on the successful completion of the IT system conversion. As of January 2004, all of our Insight North America employees serving United States customers now operate on the new system, which we refer to as “Maximus.” We are also cautiously optimistic about IT spending trends, as IT spending began to show some signs of improvement toward the end of 2003. Our prior acquisitions are now fully integrated, our system conversion in the United States is complete and 2004 will be our year to turn our time and energy away from internal projects to focus on areas that enhance the customers’ experience doing business with us. We will continue to make enhancements to our Maximus system, including our websites, and our marketing and training initiatives will emphasize the value of our single-source business model.

     Our discussion and analysis of financial condition and results of operations is intended to assist in the understanding of our consolidated financial statements, the changes in certain key items in those consolidated financial statements from year to year, the primary factors that contributed to those changes, as well as how certain critical accounting policies and estimates affect our consolidated financial statements.

Critical Accounting Policies and Estimates

General

     Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Members of our senior management have discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results, however, may differ from estimates we have made.

     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and either different estimates reasonably could have been used, or changes in the accounting estimates are reasonably likely to occur periodically, that could materially affect the consolidated financial statements. We believe the following critical accounting policies reflect our significant estimates and assumptions used in the preparation of our consolidated financial statements.

Sales Recognition

     The majority of our sales are product sales, which are covered by our sales agreements containing our standard terms and conditions. Sales are recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed and determinable and collectibility is reasonably assured. Usual sales terms are free-on-board (“FOB”) shipping point, meaning title and risk of loss are passed to the customer and delivery has occurred when the product is shipped. Persuasive evidence of the arrangement and fixed and determinable sales prices are documented via written sales contracts, purchase orders or both. Based on these criteria, the majority of our sales represent product sales recognized upon shipment. From time to time, in connection with the sale of products and services, we enter into contracts that contain multiple elements or non-standard terms and conditions. As a result, significant contract interpretation may be required to determine the appropriate accounting, including how the price should be allocated among the deliverable elements if there are multiple deliverables, whether the delivered item(s) has stand-alone value to the customer and when to recognize the sale. We recognize sales for delivered items only when all of the following criteria are satisfied:

•	the delivered item(s) has value to the customer on a stand-alone basis;

•	there is objective and reliable evidence of the fair value of the undelivered item(s); and

•	if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in our control.

     Changes in the allocation of the sales price among deliverables might affect the timing of sales recognition but would not change the total sales recognized on the contract. Additionally, sales of services currently represent a very small percentage of our net sales, and the majority of our services are performed in our facilities prior to shipment of the product. In these circumstances, net sales for both the product and services are recognized upon shipment. In other cases, net sales of services are typically recorded as the services are performed. Net sales attributable to arrangements that include warehousing product for our customers are deferred until the product is shipped.

     We also sell certain third party service contracts and certain software licenses for which we are not the primary obligor. These sales do not meet the criteria for gross sales recognition because we do not assume the risks and rewards of ownership in the transaction and thus are recorded on a net sales recognition basis. As we enter into contracts with third party service providers or vendors, we must evaluate whether the sales of such services should be recorded as gross sales or net sales. Under gross sales recognition, we are the primary obligor and the entire selling price is recorded in sales with our cost to the third party service provider or vendor recorded in costs of goods sold. Under net sales recognition, the cost to the third party service provider or vendor is recorded as a reduction to sales resulting in net sales equal to the gross profit on the transaction with no costs of goods sold.

     We make provisions for estimated product returns that we expect to occur under our return policy based upon historical return rates. Should customers return a different amount of product than originally estimated, future net sales are adjusted to reflect historical return rates.

Restructuring and Acquisition Integration Activities

     We have engaged, and may continue to engage, in restructuring and acquisition integration activities which require us to utilize significant estimates related primarily to employee termination benefits, estimated costs to terminate leases or remaining lease commitments on unused facilities, net of estimated subleases. Depending on the characteristics of the restructuring or acquisition integration activities, the costs associated will be recorded as expenses or additions to goodwill. Should the actual amounts differ from our estimates, adjustments to goodwill or restructuring expense in subsequent periods would be necessary. For Insight UK, any amounts that normally would be recorded as adjustments to goodwill will be recorded in the statement of operations because Insight UK recorded a goodwill impairment charge during 2002 which eliminated its entire goodwill balance. A detailed description of our restructuring and acquisition integration activities and remaining accruals for these activities at December 31, 2003 can be found in Note 14 to the Consolidated Financial Statements in Item 8.

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

     We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider past operating results, future market growth, forecasted earnings, historical and projected taxable income, the mix of earnings in the jurisdictions in which we operate, prudent and feasible tax planning strategies and statutory tax law changes in determining the need for a valuation allowance. If we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, the previously provided valuation allowance would be reversed.

Valuation of Long-Lived Assets Including Purchased Intangible Assets and Goodwill

     We review property, plant and equipment, and purchased intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. This approach uses our estimates of future market growth, forecasted net sales and costs, expected periods the assets will be utilized and appropriate discount rates.

     Annually, during the fourth quarter of each year, we assess whether goodwill is impaired. Upon determining the existence of goodwill impairment, we measure that impairment based on the amount by which the book value of goodwill exceeds its implied fair value. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole. Determining the fair value of reporting units, as well as identifiable assets and liabilities, uses our estimates of market capitalization allocation, future market growth, forecasted sales and costs and appropriate discount rates. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the book value of goodwill has been impaired.

     Such evaluations of impairment of long-lived assets including goodwill and purchased intangible assets are an integral part of, but do not constitute all of our actions relating to, our strategic reviews of our business and operations performed in conjunction with restructuring actions. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Deterioration of our business in a geographic region or within a business segment in the future could lead to impairment adjustments as such issues are identified.

Allowances for Doubtful Accounts

     We maintain allowances for doubtful accounts for estimated losses on customer and vendor receivables based on historical write-offs, evaluation of the aging of the receivables and the current economic environment. Should our customers’ circumstances change or actual collections of customer and vendor receivables differ from our estimates, adjustments to the provision for losses on accounts receivable and the related allowances for doubtful accounts would be necessary.

Write-downs of Inventories

     We evaluate inventories for excess, obsolescence or other factors that may render inventories unmarketable at normal margins. Write-downs are recorded so that inventories reflect the approximate net realizable value and take into account our contractual provisions with our suppliers governing price protection, stock rotation and return privileges relating to obsolescence. Because of the large number of transactions and the complexity of managing the process around price protections and stock rotations, estimates are made regarding adjustments to the carrying amount of inventories. Additionally, assumptions about future demand, market conditions and decisions by manufacturers to discontinue certain products or product lines can affect our decision to write down inventories. If our assumptions about future demand change or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required. In any case, actual values could be different from those estimated.

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

Consideration Received From Vendors

     We receive payments and credits from vendors, including consideration pursuant to volume sales incentive programs and cooperative marketing programs. Pursuant to Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor,” which we adopted January 1, 2003, vendor consideration received pursuant to volume sales incentive programs is classified as a reduction to costs of goods sold and is recognized upon certain product sales volume thresholds being met. Cooperative marketing programs, which represent a reimbursement of specific, incremental, identifiable costs, are included as a reduction of the related selling and administrative expenses in the period the program takes place. Consideration that exceeds the specific, incremental, identifiable costs is classified as a reduction of costs of goods sold. Additionally, vendor consideration based on volume purchase incentives, rather than volume sales incentives, is also allocated to inventories based on applicable incentives from each vendor.

RESULTS OF OPERATIONS

     The following table sets forth for the period presented certain financial data as a percentage of net sales:

	Years Ended December 31,
	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	88.0	88.4	88.4

Gross profit	12.0	11.6	11.6
Operating expenses:
Selling and administrative expenses	9.9	8.8	8.0
Goodwill impairment	—	3.1	—
Restructuring expenses	0.1	0.1	—
Reductions in liabilities assumed in previous acquisition	(0.1)	—	—
Expenses related to closure of German operation	—	—	0.5
Acquisition integration expenses	—	—	0.3
Aborted IPO costs	—	—	0.1
Amortization	—	0.1	0.1

Earnings (loss) from operations	2.1	(0.5)	2.6
Non-operating expense, net	(0.1)	(0.1)	(0.1)

Earnings (loss) before income taxes	2.0	(0.6)	2.5
Income tax expense	0.7	0.9	0.9

Net earnings (loss)	1.3%	(1.5)%	1.6%

2003 Compared to 2002

     Net Sales. Net sales for the year ended December 31, 2003 increased 1% to $2.91 billion from $2.89 billion for the year ended December 31, 2002. The addition of net sales from the April 25, 2002 acquisition of Comark contributed the majority of the increase while IT spending overall continued to decline in North America and the United Kingdom, offsetting a portion of this increase. Our net sales by segment were as follows (in thousands):

	Years Ended December 31,
	2003	2002	% Change
Insight North America	$2,430,005	$2,397,715	1%
Insight UK	379,785	382,254	(1%)
Direct Alliance	76,257	95,926	(21%)
PlusNet	28,305	15,091	88%

Consolidated	$2,914,352	$2,890,986	1%

     Insight North America increased net sales for the year ended December 31, 2003 by 1% to $2.43 billion from $2.40 billion for the year ended December 31, 2002. This increase was attributable to net sales from Comark, which was acquired on April 25, 2002 and therefore included in only eight months of operations in 2002 compared to twelve months of 2003. This increase was partially offset by a decline in overall IT spending in an uncertain economic and international environment. Additionally, net sales of Microsoft software products were stronger in 2002 due primarily to the July 31, 2002 deadline for Microsoft’s upgrade programs, which created an increased demand for Microsoft products. There was no similar catalyst for software sales in 2003. Insight North America had 1,194 account executives at December 31, 2003 and 1,268 at December 31, 2002. The decrease in account executives was due to planned headcount reductions, based on performance, in order to reduce costs and increase productivity of remaining account executives.

     Insight UK’s net sales decreased by 1%, to $379.8 million for the year ended December 31, 2003 from $382.3 million in 2002. The decrease is due primarily to a weakened IT spending environment over the past year, particularly in the larger corporate enterprises, partially offset by increases in the British pound sterling exchange rates. These increases in exchange rates offset $30.7 million of the decrease in net sales from 2002 to 2003. Additionally, net sales of Microsoft software products were stronger in 2002 due primarily to the July 31, 2002 deadline for Microsoft’s upgrade programs, which created an increased demand for Microsoft products. There was no similar catalyst for software sales in 2003. Insight UK had 232 account executives at December 31, 2003 compared to 262 at December 31, 2002. The decrease in account executives was due to planned headcount reductions, based on performance, in order to reduce costs and increase productivity of remaining account executives.

     Direct Alliance’s net sales decreased by 21% to $76.3 million for the year ended December 31, 2003, compared to $95.9 million for the year ended December 31, 2002 due primarily to the wind-down of one client relationship that ended, as scheduled, during the second quarter of 2003. This client represented approximately 3% of Direct Alliance’s net sales for the year ended December 31, 2003 and 14% of Direct Alliance’s net sales for the year ended December 31, 2002. Additionally, in the year ended December 31, 2003, net sales decreased as a result of a reduction in freight services that Direct Alliance provides to its clients and a lower level of pass-through product sales compared to the same periods in 2002. Direct Alliance’s net sales are concentrated with a select few manufacturers of IT products. For the year ended December 31, 2003, Direct Alliance’s largest outsourcing client accounted for approximately 65% of Direct Alliance’s net sales compared to 59% for year ended December 31, 2002. For the year ended December 31, 2003, Direct Alliance’s top three outsourcing clients accounted for approximately 90% of Direct Alliance’s net sales compared to 93% for the year ended December 31, 2002.

     PlusNet grew net sales 88% to $28.3 million for the year ended December 31, 2003, compared to net sales of $15.1 million for the year ended December 31, 2002. PlusNet continues to experience a shift in the primary source of its net sales from dial-up to broadband Internet access customers and expects broadband Internet access to continue to increase as a percentage of net sales. Increases in the British pound sterling exchange rates accounted for $2.4 million of the increase in net sales from 2002 to 2003.

     Gross Profit. Gross profit increased 4%, to $349.3 million in 2003 from $335.6 million in 2002. As a percentage of sales, gross margin increased from 11.6% for the year ended December 31, 2002 to 12.0% for the year ended December 31, 2003. The increase in gross margin was due primarily to:

•	increases in product margins on sales to small- to medium-sized business customers serviced by Insight North America;

•	a change in accounting classification for certain funds received from vendors for Insight North America and Insight UK;

•	increases in service sales, which generally have a higher gross margin than product sales, for Insight North America;

•	increases in product and freight margins for Insight UK;

•	decreases in the write-downs of inventories for Insight North America and Insight UK; and

•	higher fixed performance fees and guarantees from the Direct Alliance client whose program ended in the second quarter of 2003 and an existing client program yearly performance guarantee that did not occur in 2002.

The increases were offset partially by lower gross margins on sales to large corporate customers added with the acquisition of Comark, decreases in supplier reimbursements for Insight North America and Insight UK and decreases in service sales, which generally have a higher gross margin than product sales, for Insight UK.

     Effective January 1, 2003, the Company adopted EITF Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor.” As a result of the adoption of this pronouncement, we recorded approximately $9.6 million of vendor consideration as a reduction to costs of goods sold during the year ended December 31, 2003 that, prior to the adoption, would have been classified as a reduction of selling and administrative expenses. For the year ended December 31, 2003, the change in classification resulted in a 0.34% increase in gross margin and a corresponding increase in selling and administrative expenses as a percentage of net sales compared to the prior classification.

     Operating Expenses.

     Selling and Administrative Expenses. Selling and administrative expenses increased 13%, to $286.4 million in 2003 from $254.4 million in 2002, and increased as a percent of net sales to 9.9% in 2003 from 8.8% in 2002. The increase in selling and administrative expenses as a percentage of net sales in the 2003 compared to 2002 was due primarily to:

•	additional costs, including stay bonuses, associated with maintaining duplicate support departments until the IT system conversion and final integration of Comark was completed in Insight North America;

•	a change in accounting classification of certain funds received from vendors for Insight North America and Insight UK;

•	accelerated depreciation due to a change in the estimated useful life of certain software assets that will no longer be used after the IT systems conversion in Insight North America is completed; and

•	increased training expenses associated with the IT systems conversion in Insight North America.

These increases in expenses were offset partially by expense reductions resulting from the continuing integration of Comark’s operations into the operations of Insight North America, cost cutting initiatives and decreases in bad debt expense in Insight North America and Insight UK and increased capitalization of salaries and consultant fees in connection with the IT systems conversion.

     Restructuring Expenses. During the year ended December 31, 2003, Insight North America recorded $2.9 million in restructuring expenses associated with costs incurred to close Insight North America’s distribution facility in Indiana and severance associated with the elimination of certain support and management positions. We closed the Indiana facility in order to consolidate warehouse and distribution facilities in Illinois, in accordance with the Comark integration plan. These restructuring expenses primarily represented costs associated with terminated employees, abandoned assets and remaining lease obligations. Also, during the year ended December 31, 2003, Insight UK recorded $543,000 of restructuring expenses relating to severance associated with the elimination of service technicians and certain support and management functions. See further discussion in Note 14 to the Consolidated Financial Statements in Item 8.

     Reductions in Liabilities Assumed in Previous Acquisition. During the year ended December 31, 2003, Insight UK settled certain liabilities assumed in the acquisition of Action in late 2001 for $2.5 million less than the amounts originally recorded. Normally, these items would be recorded as a reduction to goodwill. However, Insight UK recorded a goodwill impairment charge during the fourth quarter of 2002 which eliminated its entire goodwill balance; therefore, the $2.5 million reduction in assumed liabilities is recorded in the statement of operations. The income resulting from the reduction in assumed liabilities was not taxable.

     Non-Operating Expense, Net. Non-operating expense, net, which consists primarily of interest expense and interest income, decreased to $4.4 million in 2003 from $4.6 million in 2002. Interest expense of $2.6 million and $3.6 million in 2003 and 2002, respectively, primarily relates to borrowings under our financing facilities, which were used to finance an acquisition during 2002. Interest expense has decreased due to decreases in interest-bearing debt incurred and assumed in connection with the acquisition and decreases in interest rates. Interest income of $885,000 and $386,000 in 2003 and 2002, respectively, was generated through short-term investments. The increase in interest income in 2003 is due to the increase in cash invested in the United Kingdom at higher interest rates than the United States, offset partially by declining interest rates on short-term investments in the United States. Non-operating expenses, other than interest expense, of $2.7 million and $1.4 million in 2003 and 2002, respectively, consist primarily of bank fees associated with financing arrangements and cash management. The increase in other non-operating expenses in 2003 is due primarily to prepayment penalties of $628,000 and written off capitalized loan origination fees of $173,000 associated with the prepayment of building mortgages in 2003.

     Income Tax Expense. Our effective tax rate for the year ended December 31, 2003 and 2002 was 34.4% and (139.8%), respectively. The negative tax rate for 2002 was due to the inability to recognize a tax benefit on the majority of the goodwill impairment charge. Excluding the impairment of goodwill, net of taxes, the adjusted effective tax rate for 2002 was 38.2%. The effective tax rate in 2003 periods was reduced because:

•	income resulting from the reduction of certain Insight UK liabilities assumed in connection with a previous acquisition was not taxable;

•	a tax benefit relating to a UK foreign currency exchange loss in conjunction with an intercompany debt-to-equity conversion was realized;

•	net earnings for our United Kingdom operations, which are taxed at lower rates than the United States, increased; and

•	Canadian tax rates were reduced.

These reductions were offset partially by higher effective state income tax rates due to the acquisition of Comark in April 2002, corporate reorganization changes in September 2003 and increases in partially non-deductible expenses, such as meals and entertainment.

2002 Compared to 2001

     Net Sales. Net sales for the year ended December 31, 2002 increased 39% to $2.89 billion from $2.08 billion for the year ended December 31, 2001. The addition of net sales from acquisitions contributed the vast majority of the increase while IT spending overall continued to decline in North America and the United Kingdom. Our net sales by segment were as follows (in thousands):

	Years Ended December 31,
	2002	2001	% Change
Insight North America	$2,397,715	$1,766,771	36%
Insight UK	382,254	197,552	94%
Direct Alliance	95,926	102,452	(6%)
PlusNet	15,091	8,942	69%
Insight Germany	—	6,662	(100%)

Consolidated	$2,890,986	$2,082,339	39%

     Insight North America increased net sales for the year ended December 31, 2002 by 36% to $2.40 billion from $1.77 billion for the year ended December 31, 2001. This increase was attributable to net sales from Comark, which was acquired on April 25, 2002, and to a lesser extent, the acquisition of Kortex in October 2001. Additionally, net sales of Microsoft software products were strong in the second and third quarter of 2002 due primarily to the July 31, 2002 deadline for Microsoft’s upgrade programs. This increase was partially offset by a decrease in net sales in our base North American operations due to a decline in overall IT spending, an increase in the proportion of certain software products and third-party services that are recorded under net sales recognition (as described under Critical Accounting Policies — Sales Recognition) and an increased focus on maximizing gross margin by minimizing the volume of unprofitable sales. Insight North America had 1,268 account executives at December 31, 2002 and 1,199 at December 31, 2001. The increase in account executives was due to the acquisition of Comark, offset slightly by some planned reductions in headcount.

     Insight UK increased net sales for the year ended December 31, 2002 by 94%, to $382.3 million in 2002 from $197.6 million in 2001. The increase was due to inclusion of an entire year of net sales from Action which was acquired in October 2001 and increases in the British pound sterling exchange rates, offset by declines in demand for IT products during 2002. These exchange rate increases accounted for $14.3 million of the increase in net sales from 2001 to 2002. Insight UK had 232 account executives at December 31, 2002 compared to 319 at December 31, 2001. The decrease in account executives was due to planned headcount reductions in order to reduce costs.

     Direct Alliance’s net sales decreased 6% to $95.9 million for the year ended December 31, 2002, compared to $102.5 million for the year ended December 31, 2001 due to a reduction in pass-through product sales and a reduction in freight services that Direct Alliance provides to some of its clients. Direct Alliance’s net sales were concentrated with a select few manufacturers of IT products. For the year ended December 31, 2002, Direct Alliance’s largest outsourcing client accounted for approximately 59% of Direct Alliance’s net sales compared to 52% for year ended December 31, 2001. For the year ended December 31, 2002, Direct Alliance’s top three outsourcing clients accounted for approximately 93% of Direct Alliance’s net sales compared to 92% for the year ended December 31, 2001.

     PlusNet grew net sales 69% to $15.1 million for the year ended December 31, 2002, compared to net sales of $8.9 million for the year ended December 31, 2001. PlusNet experienced a shift in the primary source of its net sales from dial-up to broadband Internet access customers. Although broadband Internet access is sold at a lower gross margin percentage compared to dial-up, it provided an increase in net sales and earnings from operations for PlusNet. Additionally, increases in the British pound sterling exchange rates accounted for $743,000 of the increase in net sales from 2001 to 2002.

     Gross Profit. Gross profit increased 39%, to $335.6 million in 2002 from $242.2 million in 2001. As a percentage of sales, gross margin was 11.6% in 2001 and 2002. The consistency in our gross margin was due primarily to an increase in:

•	sales of certain software products and third-party services with net sales recognition; and

•	stabilized product margins on product categories other than software.

     These increases were offset by:

•	lower gross margins in sales to large corporate customers contributed by the acquisition of Comark;

•	lower gross margins on the increased sales of software licenses; and

•	a reduction in supplier reimbursement funds as a percentage of net sales recorded as an offset to cost of goods sold.

     Operating Expenses.

     Selling and Administrative Expenses. Selling and administrative expenses increased 52%, to $254.4 million in 2002 from $167.6 million in 2001, and increased as a percent of net sales to 8.8% in 2002 from 8.0% in 2001. The increase was due primarily to:

•	selling and administrative expenses attributable to acquired entities;

•	additional costs associated with the integration of acquired entities; and

•	start-up costs of new product and services initiatives.

     Goodwill Impairment. Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets,” under which goodwill is no longer amortized but instead is assessed for impairment at least annually. Goodwill was tested for impairment upon adoption of SFAS No. 142 as of January 1, 2002 with no resulting impairment of goodwill. We completed our annual assessment of the impairment of goodwill during the fourth quarter of 2002. As a result of the decline in Insight UK’s operating performance, Insight UK’s book value exceeded its market value resulting in an impairment of goodwill. Based on results of the annual assessment, we recorded a non-cash goodwill impairment charge of $91.6 million, $88.4 million net of taxes, which represented the entire goodwill balance recorded at Insight UK. See Note 4 to the Consolidated Financial Statements in Item 8.

     Restructuring Costs. In the third quarter of 2002, we approved and initiated plans to restructure the operations of Insight UK. The restructuring replaced top Insight UK management, prioritized activities to specific customer segments, eliminated certain duplicative activities and reduced the cost structure to better align operating expenses with existing general economic conditions. Consequently, we recorded approximately $1.5 million of related costs. See Note 14 to our Consolidated Financial Statements in Item 8 for further discussion.

     Amortization. In accordance with SFAS No.142, the amortization of goodwill was discontinued as of January 1, 2002 and therefore there was no goodwill amortization expense recorded for the year ended December 31, 2002. Goodwill amortization expense was $1.9 million for the year ended December 31, 2001. The decrease in goodwill amortization was offset by $1.4 million of amortization of intangible assets obtained in connection with the acquisition of Comark.

     Non-Operating Expense, Net. Non-operating expense, net, which consists primarily of interest expense and interest income, increased to $4.6 million in 2002 from $770,000 in 2001. Interest expense of $3.6 million and $2.2 million in 2002 and 2001, respectively, primarily relates to borrowings associated with our financing facilities, financing of acquisitions and the financing of inventory purchases under our line of credit. Interest expense increased due to the financing of acquisitions and the assumption of interest-bearing debt in connection with acquisitions. Interest income of $386,000 and $1.8 million in 2002 and 2001, respectively, was generated through short-term investments, some of which were investment grade tax-advantaged bonds. The decrease in interest income was due to the decrease in cash available for short-term investments. Non-operating expenses other than interest expense of $1.4 million and $438,000 in 2002 and 2001, respectively, consisted primarily of bank fees associated with credit facilities and cash management.

     Income Tax Expense. Our effective tax rate for the year ended December 31, 2002 and 2001 was (139.8%) and 35.8%, respectively. The negative tax rate for 2002 was due to the inability to recognize a tax benefit on the majority of the goodwill impairment charge. Excluding the charge for impairment of goodwill, the adjusted effective tax rate for the year ended December 31, 2002 was 38.2%. The increase in the effective tax rate, excluding charges for impairment of goodwill, was due to higher state tax rates and nondeductible expense amounts for our Chicago-based operations as well as the recognition of a tax benefit in the fourth quarter of 2001 as a result of the closure of our operations in Germany. This increase was partially offset by the elimination of losses in Germany (due to the closure of our German operations during the fourth quarter of 2001), the elimination of goodwill amortization and a reduction in Canadian tax rates.

Selected Quarterly Financial Information

     The following table sets forth selected unaudited consolidated quarterly financial information for our two most recent years:

	Quarters Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2003	2003	2003	2003	2002	2002	2002	2002
	(in thousands, except per share data)
Net sales	$748,077	$729,590	$725,414	$711,271	$771,955	$854,003	$737,065	$527,963
Costs of goods sold	658,732	642,838	637,153	626,286	682,481	760,321	650,181	462,393

Gross profit	89,345	86,752	88,261	84,985	89,474	93,682	86,884	65,570
Operating expenses:
Selling and administrative	69,149	69,986	73,628	73,656	71,558	73,158	63,950	45,732
Goodwill impairment	—	—	—	—	91,587	—	—	—
Restructuring expenses	—	—	639	2,826	—	1,500	—	—
Reductions in liabilities assumed in previous acquisition	—	—	—	(2,504)	—	—	—	—
Amortization	—	—	—	—	622	467	311	—

Earnings (loss) from operations	20,196	16,766	13,994	11,007	(74,293)	18,557	22,623	19,838
Non-operating expense, net	1,344	813	1,025	1,217	982	1,590	1,218	797

Earnings (loss) before income taxes	18,852	15,953	12,969	9,790	(75,275)	16,967	21,405	19,041
Income tax expense	6,891	5,356	4,800	2,763	2,872	6,868	8,262	6,976

Net earnings (loss)	$11,961	$10,597	$8,169	$7,027	$(78,147)	$10,099	$13,143	$12,065

Earnings (loss) per share:
Basic	$0.26	$0.23	$0.18	$0.15	$(1.70)	$0.22	$0.29	$0.29

Diluted	$0.25	$0.22	$0.18	$0.15	$(1.70)	$0.22	$0.28	$0.28

Liquidity and Capital Resources

     The following table sets forth for the period presented certain consolidated cash flow information (in thousands):

	Years Ended December 31,
	2003	2002	2001
Net cash provided by operating activities	$60,024	$75,185	$45,607
Net cash used in investing activities	(25,317)	(120,958)	(73,669)
Net cash (used in) provided by financing activities	(27,095)	41,958	35,055
Foreign currency exchange impact on cash flow	3,355	2,877	(42)

Increase (decrease) in cash and cash equivalents	$10,967	$(938)	$6,951

Cash and cash equivalents at beginning of year	$30,930	$31,868	$24,917

Cash and cash equivalents at end of year	$41,897	$30,930	$31,868

Cash and Cash Flow

     Our cash balances are held in the United States, Canada and the United Kingdom. The cash held in Canada and the United Kingdom could be repatriated to the United States, but, under current law, would be subject to United States federal income taxes, less applicable foreign tax credits. Our intent is that the cash balances will remain in these countries for future growth and investments, and we will meet any liquidity requirements in the United States through ongoing cash flows, external borrowings, or both.

     Our primary use of cash has been to fund our working capital requirements, acquisitions and capital expenditures necessitated by our growth.

     Net cash provided by operating activities. Operating cash flows for the year ended December 31, 2003 resulted primarily from net earnings before depreciation, a decrease in accounts receivable, a decrease in other current assets and an increase in accrued expenses. The decrease in accounts receivable is due to a reduction in the growth rate of net sales due to a sluggish economy and enhanced collection efforts, while the decrease in other current assets is due primarily to the return of a refundable deposit paid in connection with prior financing arrangements that we terminated at the end of 2002. These increases to cash flow from operations were offset by decreases in accounts payable and increases in inventories as discussed below. Our consolidated cash flow operating metrics are as follows:

	Years Ended December 31,
	2003	2002	2001
Days outstanding in ending accounts receivable (“DSOs”)	46	47	52
Inventory turns (excluding inventories not available for sale)	33	43	80

     DSOs decreased in 2002 and 2003 due to enhanced collection efforts. The decrease in 2003 was offset partially by our expanded collection of sales tax in the United States effective September 1, 2003 because sales tax is included in accounts receivable but not net sales. The decrease in annualized inventory turns in 2003 resulted from increases in opportunistic purchases, increases in our inventory of certain categories due to anticipated product shortages, changes in a manufacturer’s buying programs, and an increase in inventories to service larger corporate customers acquired with the Comark acquisition. The decrease in 2002 from 2001 was due primarily to an increase in inventories to service larger corporate customers acquired with the Comark acquisition.

     Cash flows from operations for the past three years have exceeded net earnings (loss). However, if sales increase in the future, we expect that cash flow from operations will be used, at least partially, to fund working capital as we typically increase balances in our inventories and pay our suppliers, in order to take advantage of supplier discounts, on average terms that are shorter than the average terms granted to our customers.

     Net cash used in investing activities. Capital expenditures for the year ended December 31, 2003 primarily relate to software, hardware and capitalized software development costs associated with the IT system conversion in Insight North America. Capital expenditures for year ended December 31, 2002 primarily relate to capitalized costs of computer software developed for internal use, purchases of computer equipment and capital improvements to our facility in the United Kingdom, which we purchased in 2001. In 2002 and 2001, investment activities included acquisitions in the United States, Canada and the United Kingdom. We expect capital expenditures in 2004, primarily relating to purchased software and internal development of software enhancements related to our IT systems and purchases of computer equipment, to be between $15 million and $20 million.

     Net cash (used in) provided by financing activities. Net borrowings on financing arrangements in 2002 were due primarily to the acquisition of Comark. The total outstanding balance under our line of credit and accounts receivable securitization facility was reduced to $65.0 million at December 31, 2003 from $91.2 million at December 31, 2002 due to cash flow from operations and cash received from the exercise of stock options. Additionally in 2003, we prepaid $11.9 million of building mortgages, with interest rates ranging from 7.15% to 8.02%, with borrowings from our existing financing arrangements.

     We anticipate that cash flow from operations and stock option exercises, together with the funds available under our financing facilities, will be adequate to support our presently anticipated cash and working capital requirements for operations through 2004 and longer if we successfully renew our short-term finance arrangement when its current term ends on December 30, 2004. We may need additional debt or equity financing to continue funding our internal growth beyond 2004. In addition, as part of our long-term growth strategy, we intend to consider appropriate acquisition opportunities from time to time, which may require additional debt or equity financing.

Financing Facilities

     Our financing facilities include a $200 million accounts receivable securitization financing arrangement, a $30 million revolving line of credit and a $40 million inventories financing facility.

     We have an agreement to sell receivables periodically to a special purpose accounts receivable and financing entity (the “SPE”), which is exclusively engaged in purchasing receivables from us. The SPE is a wholly-owned, bankruptcy-remote entity that we have consolidated in our consolidated financial statements. The SPE funds its purchases by selling undivided interests in up to $200 million of eligible trade accounts receivable to a multi-seller conduit administered by an independent financial institution. The sales to the conduit do not qualify for sale treatment under SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” as we maintain effective control over the receivables that are sold. Accordingly, the accounts receivable remain recorded on our consolidated financial statements. At December 31, 2003, the SPE owned $323.5 million of accounts receivable that are recorded at fair value and are included in our consolidated balance sheet, of which $163.5 million was eligible for funding. The original financing arrangement expired December 30, 2003, and although terms of up to three years were available to us, we elected to renew the financing arrangement for one year based on pricing. Accordingly, the renewed financing arrangement expires December 30, 2004, and the $55.0 million outstanding at December 31, 2003 is recorded as short-term debt. Interest is payable monthly, and the interest rate on borrowed funds as of December 31, 2003 was 1.67%. We also pay a commitment fee on the financing arrangement equal to 0.35% of the unused balance. At December 31, 2003, $108.5 million was available under the financing arrangement. We have no reason to believe the facility will not be renewed at the end of its current term.

     As of December 31, 2003, we had $10 million outstanding under our $30 million revolving line of credit. The line of credit bears interest, payable quarterly, at a rate chosen by us among available rates subject to our leverage ratio and other terms and conditions. The available rates are the financial institution’s floating rate or the LIBOR based rate (5.55% and 2.67%, respectively at December 31, 2003). Any amounts outstanding are recorded as long-term liabilities. The credit facility expires on December 31, 2005. We have an outstanding letter of credit that reduces the availability on this line of credit by $10 million. At December 31, 2003, $10 million was available under the line of credit.

     Our $40 million secured inventories financing facility can be used to facilitate the purchases of inventories from certain suppliers and amounts outstanding are classified on the consolidated balance sheet as accounts payable. As of December 31, 2003, there was $5.6 million outstanding under the inventories financing facility and $34.4 million was available. This facility is non-interest bearing if paid within its terms and expires December 31, 2005.

     Our financing facilities contain various covenants including the requirement that we maintain a specified amount of tangible net worth and comply with leverage and minimum fixed charge requirements. We were in compliance with all such covenants at December 31, 2003.

Contractual Obligations

     At December 31, 2003, our contractual obligations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than 5
	Total	1 Year	Years	Years	Years
Long-term debt (including line of credit) and capital leases, including current portion	$10,279	$275	$10,004	$—	$—
Operating lease obligations	18,511	6,748	6,720	2,622	2,421
Restructuring obligations (a)	9,650	9,650	—	—	—
Purchase obligations (b)	—	—	—	—	—
Other contractual obligations (c)	—	—	—	—	—

Total	$38,440	$16,673	$16,724	$2,622	$2,421

(a)	As a result of approved restructuring plans, we expect future cash expenditures related to employee termination benefits and facilities based costs. Although the facilities based costs represent contractual payments under long-term leases, we are actively pursuing opportunities to negotiate out of these leases and have recorded the obligations as current accrued liabilities. See further discussion in Notes 14 and 18 to the Consolidated Financial Statements in Item 8.

(b)	Although we set purchase targets with our suppliers tied to the amount of supplier reimbursements we receive, we have no material contractual purchase obligations.

(c)	In addition to the contractual obligations noted in the above table, we also have employment agreements with certain officers and employees under which severance payments would become payable in the event of specified terminations without cause or pursuant to a change in control. In the event severance payments under the current employment agreements were to become payable, the maximum contingent severance payment calculated as of December 31, 2003 would be approximately $18.3 million.

Common Stock Repurchases

     Although we did not repurchase shares of our common stock during the years ended 2003, 2002 and 2001, we have repurchased shares of our common stock in the past and may consider doing so again in the future.

Off-Balance Sheet Arrangements

     We have no off-balance sheet financing arrangements.

Acquisitions

     Our strategy includes the possible acquisition of other businesses to expand or complement our operations. The magnitude, timing and nature of any future acquisitions will depend on a number of factors, including the availability of suitable acquisition candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. Financing of future acquisitions would result in the utilization of cash, incurrence of additional debt, or both.

Inflation

     We have not been adversely affected by inflation, as technological advances and competition within the IT industry have generally caused the prices of the products we sell to decline. This requires our growth in unit sales to exceed the decline in prices in order to have an increase in consolidated net sales. We believe that most price increases could be passed on to our customers, as prices charged by us are not set by long-term contracts; however, as a result of competitive pressure, there can be no assurance that the full effect of any such price increases could be passed on to our customers.

Recently Issued Accounting Standards

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”). The consolidation requirements apply to all SPE’s in the first fiscal year or interim period ending after December 15, 2003. The provisions of FIN 46 and FIN 46R did not have a material effect on our consolidated financial statements.

     In January 2003, the EITF reached a consensus on Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received From a Vendor.” EITF Issue No. 02-16 provides guidance on how resellers of vendors’ products should account for cash consideration received from their vendors. The provisions of EITF Issue No. 02-16 applies to arrangements, including modifications of existing arrangements, entered into after December 31, 2002 and were adopted by us as of January 1, 2003. As a result of the adoption of this pronouncement, we recorded approximately $9.6 million of vendor consideration as a reduction to costs of goods sold during the year ended December 31, 2003 that, prior to the adoption, would have been classified as a reduction of selling and administrative expenses. For the year ended December 31, 2003, the change in classification resulted in a 0.34% increase in gross margin and a corresponding increase in selling and administrative expenses as a percentage of net sales compared to the prior classification.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is generally effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. The provisions of SFAS No. 149 did not have a material effect on our consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to existing financial instruments effective July 1, 2003. In November 2003, FASB issued FASB Staff Position No. 150-3 which deferred the effective dates for applying certain provisions of SFAS 150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies. For public entities, SFAS 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable non-controlling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS 150 are deferred indefinitely. The measurement provisions of SFAS 150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period. The adoption of SFAS No. 150 did not have a material effect on our consolidated financial statements.

     In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, and a revision of FASB Statement No. 132” (SFAS No. 132 (revised 2003)). This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The new rules require additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information will be provided separately for pension plans and for other postretirement benefit plans. This includes expanded disclosure on an interim basis as well. The new disclosures are required for years ending after December 15, 2003. The adoption of SFAS No. 132 (revised 2003) did not have a material effect on our consolidated financial statements.

     In December 2003, the Staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which supercedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” (the “FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material effect on our consolidated financial statements.

Factors That May Affect Future Results and Financial Condition

     Changes in the economic environment and/or IT industry may reduce demand for the products and services we sell. Our results of operations are influenced by a variety of factors, including general economic conditions, the condition of the IT industry, shifts in demand for or availability of computer and related products and industry introductions of new products, upgrades or methods of distribution. Additionally, the potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways that cannot presently be predicted. The computer industry in general has felt the effects of the slowdown in the United States and European economies, and we specifically have seen a decrease in demand for the products and services we sell. Net sales can be dependent on demand for specific product categories, and any change in demand for or supply of such products could have a material adverse effect on our net sales if we fail to react in a timely manner to such changes. Our operating results are also highly dependent upon our level of gross profit as a percentage of net sales which fluctuates due to numerous factors, including changes in prices from suppliers, reductions in the amount of supplier reimbursements that are made available, changes in customer mix, the relative mix of products sold during the period, general competitive conditions, the availability of opportunistic purchases and opportunities to increase market share. In addition, our expense levels, including the costs and salaries incurred in connection with the hiring of account executives, are based, in part, on anticipated net sales. Therefore, we may not be able to reduce spending in a timely manner to compensate for any unexpected net sales shortfall. As a result, comparisons of our quarterly financial results should not be relied upon as an indication of future performance.

     Actions of competitors, including manufacturers of products we sell, can negatively affect our business. The IT products and services industry is intensely competitive. Competition is based primarily on price, product availability, speed of delivery, credit availability, ability to tailor specific solutions to customer needs and quality and breadth of product lines. We compete with manufacturers, including manufacturers of products we sell, as well as a large number and wide variety of marketers and resellers of IT products and services. Product manufacturers, in particular, have implemented programs to sell directly to the business customer, particularly larger corporate customers and, thus, are a competitive threat to us. In addition, manufacturers may attempt to increase the volume of software products distributed electronically to end-users. An increase in the volume of products sold through any of these competitive programs or distributed electronically to end-users could have a material adverse effect on our business, results of operations and financial condition.

     Additionally, product resellers and direct marketers are combining operations or acquiring or merging with other resellers and direct marketers to increase efficiency. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products and services. Accordingly, it is possible that new competitors or alliances among competitors may emerge and acquire significant market share. Generally, pricing is very aggressive in the industry and we expect pricing pressures to continue. There can be no assurance that we will be able to offset the effects of price reductions with an increase in the number of customers, higher net sales, cost reductions or otherwise. Price reductions by our competitors that we either cannot or choose not to match could result in an erosion of our market share and/or reduced sales or, to the extent we match such reductions, could result in reduced operating margins, any of which could have a material adverse effect on our business, results of operations and financial condition.

     Certain of our competitors in each of our operating segments have longer operating histories and greater financial, technical, marketing and other resources than we do. In addition, some of these competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many current and potential competitors also have greater name recognition and engage in more extensive promotional activities, offer more attractive terms to customers and adopt more aggressive pricing policies than we do. Additionally, some of our competitors have lower operating cost structures, allowing them to profitably employ more aggressive pricing strategies. There can be no assurance that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not have a material adverse effect on our business, results of operations and financial condition.

     We rely on our suppliers for product availability, purchasing incentives and competitive products to sell. We acquire products for resale both directly from manufacturers and indirectly through distributors. The loss of a supplier could cause a short-term disruption in the availability of products. The reduction in the amount of credit granted to us by our suppliers could increase our cost of working capital and have a material adverse effect on our business, results of operations and financial condition. Additionally, there is no assurance that as manufacturers continue to sell directly to end users, they will not limit or curtail the availability of their product to resellers. Certain of the products offered from time to time by us may become subject to manufacturer allocation, which limits the number of units of such products available to us. Our inability to obtain a sufficient quantity of product or an allocation of products from a manufacturer in a way that favors one of our competitors relative to us could cause us to be unable to fill customers’ orders in a timely manner, or at all, which could have a material adverse effect on our business, results of operations and financial condition.

     Certain manufacturers provide us with substantial incentives in the form of payment discounts, supplier reimbursements, price protections and rebates. Supplier funds are used to offset, among other things, cost of goods sold, marketing costs and other operating expenses. No assurance can be given that we will continue to receive such incentives or that we will be able to collect outstanding amounts relating to these incentives in a timely manner, or at all. A reduction in, the discontinuance of, a significant delay in receiving or the inability to collect such incentives could have a material adverse effect on our business, results of operations and financial condition.

     Although product is available from multiple sources via the distribution channel as well as directly from manufacturers, we rely on the manufacturers of products we offer for not only product availability and supplier reimbursements, but also for development of products that compete effectively with products of manufacturers we do not currently offer, namely Dell.

     We rely on a limited number of outsourcing clients. Through our Direct Alliance operating segment which represented 3% and 25% of our consolidated net sales and earnings from operations, respectively, in 2003, we perform business process outsourcing services for a small number of manufacturers in the computer and consumer electronics industry pursuant to various arrangements. For the year ended December 31, 2003, one outsourcing client accounted for approximately 65% of Direct Alliance’s net sales. For the year ended December 31, 2003, the top three clients represented 90% of Direct Alliance’s net sales. Although the contracts with these clients are generally multi-year contracts, these clients may cancel their contracts under certain circumstances on relatively short notice, elect to not renew them upon expiration or renew them on terms that are less favorable to us. There is no assurance that we will be able to replace any outsourcing clients that terminate or fail to renew their relationships with us or that we will be able to renew existing contracts on terms that are as favorable to us as the current terms. Additionally, we seek to expand our offerings both within and outside of the computer industry. The failure to maintain current arrangements or the inability to enter into new ones within or outside the computer industry could have a material adverse effect on our business, results of operations and financial condition. Substantially all of our current outsourcing clients are manufacturers in the computer industry, and, therefore, are subject to the same industry risks as we are with respect to our Insight North America and Insight UK operations. These risks may negatively affect the amount of business our clients outsource to us.

     Disruptions in our information and telephone communication systems could affect our ability to service our customers and cause us to incur additional expenses. We believe that our success to date has been, and future results of operations will be, dependent in large part upon our ability to provide prompt and efficient service to customers. Our ability to provide such services is largely dependent on the accuracy, quality and utilization of the information generated by our information systems, which affect our ability to manage our sales, distribution, inventories and accounting systems and the reliability of our telephone communication systems. In January 2004, we completed the IT system conversion across all of Insight’s operations serving United States customers and will be making enhancements to the system during 2004. In 2005, we intend to convert Insight’s United Kingdom and Canadian operations to this software platform. There can be no assurances that these enhancements or conversions will not cause disruptions in our business, and any such disruption could have a material adverse effect on our results of operations and financial condition. Although we have built redundancy into most of our systems, and have comprehensive data backup, we do not have a formal disaster recovery capability; therefore, a substantial interruption in our information systems or in our telephone communication systems would have a material adverse effect on our business, results of operations and financial condition.

     There are risks associated with international operations that are different than those inherent in the United States business. We currently have operations in the United Kingdom and Canada and may expand operations further into Europe. In implementing our international strategy, we face barriers to entry and competition from local companies and other companies that already have established global businesses, as well as the risks generally associated with conducting business internationally. These risks include local labor conditions and regulations, the ability to attract and retain suitable local management, exposure to currency fluctuations, limitations on foreign investment and the additional expense and risks inherent in operating in geographically and culturally diverse locations. Because we may continue to develop our international business through acquisitions, we may also be subject to risks associated with such acquisitions, including those relating to the marriage of different corporate cultures and shared decision-making. There can be no assurance that we will succeed in increasing our international business or do so in a profitable manner.

     We depend on certain key personnel. Our future success will be largely dependent on the efforts of key management personnel. The loss of one or more of these key employees could have a material adverse effect on our business, results of operations and financial condition. We also recently stated our desire to enhance our executive management team through the addition of one or more seasoned executives, possibly including a new Company president. We cannot assure you that we will be able to attract or retain highly qualified executive personnel or that any such executive personnel, including a new Company president, will be able to integrate into the Company and lead it effectively in directions that will increase stockholder value. We also believe that our future success will be largely dependent on our continued ability to attract and retain highly qualified management, sales and technical personnel. We cannot assure you that we will be able to attract and retain such personnel. Volatility or lack of positive performance in our stock price may also adversely affect our ability to retain key employees, all of whom have been granted stock options, or attract additional highly qualified personnel. Further, we make a significant investment in the training of our sales account executives. Our inability to retain such personnel or to train them rapidly enough to meet our expanding needs could cause a decrease in the overall quality and efficiency of our sales staff, which could have a material adverse effect on our business, results of operations and financial condition.

     Rapid changes in product standards may result in substantial inventory obsolescence. The IT industry is characterized by rapid technological change and the frequent introduction of new products and product enhancements, which can decrease demand for current products or render them obsolete. In addition, in order to satisfy customer demand, protect ourselves against product shortages, obtain greater purchasing discounts and react to changes in original equipment manufacturers’ terms and conditions, we may carry relatively high inventory levels of certain products that may have limited or no return privileges. There can be no assurance that we will be able to avoid losses related to inventory obsolescence on these products.

     The integration and operation of future acquired businesses may disrupt our business, create additional expenses and utilize cash or debt availability. Over the past few years, we completed acquisitions in the United States, the United Kingdom and Canada. These acquired operations have been fully integrated and now comprise a material portion of our business. Our strategy includes the possible acquisition of other businesses to expand or complement our operations. An acquisition involves numerous risks, including difficulties in the conversion of information systems and assimilation of operations of the acquired company, the diversion of management’s attention from other business concerns, risks of entering markets in which we have had no or only limited direct experience, assumption of unknown liabilities and the potential loss of key employees and/or customers of the acquired company, all of which in turn could have a material adverse effect on our business, results of operations and financial condition. The magnitude, timing and nature of any future acquisitions will depend on a number of factors, including the availability of suitable acquisition candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. There is no assurance that we will identify acquisition candidates that would result in successful combinations or that any such acquisitions will be consummated on acceptable terms. Any future acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of additional debt, the utilization of cash, amortization of expenses related to identifiable intangible assets and future impairments of acquired goodwill, all of which could adversely affect our profitability.

     Our principal financing arrangement expires on December 30, 2004 and if we are unable to renew this arrangement or replace it on acceptable terms, we may incur higher interest expenses or your equity interest may be diluted. Our financing facilities include a $200 million accounts receivable securitization financing arrangement, a $30 million revolving line of credit and a $40 million inventories financing facility. The availability under each of these facilities is subject to formulas based on our eligible trade accounts receivable or inventories. As of December 31, 2003, the aggregate outstanding balance under these facilities was $70.6 million and we had $152.9 million available. The accounts receivable securitization financing arrangement expires December 30, 2004, and the line of credit and inventories facility each expire on December 31, 2005. We have no reason to believe the accounts receivable securitization financing arrangement will not be renewed on or before December 30, 2004. However, it is possible that we may be unable to renew our existing accounts receivable securitization financing arrangement or secure alternative financing or, if we are able to renew our existing accounts receivable securitization financing arrangement or secure alternative financing, it may be on less favorable terms, such as higher interest rates. If we were unable to renew our existing accounts receivable securitization financing arrangement or secure alternative financing, we may be required to seek other financing alternatives such as selling additional equity securities or convertible debt securities that would dilute the equity interests of current stockholders. We cannot assure you that we will be able to obtain such financing on terms favorable to us or at all.

     Recently enacted and proposed changes in securities laws and regulations will increase our costs and divert management’s attention from operations. The Sarbanes-Oxley Act of 2002 (the “Act”) became law in July 2002 and has required changes in some of our corporate governance, public disclosure and compliance practices. The Act also requires the SEC to promulgate new rules on a variety of subjects, some of which are already in place. In addition, the NASD adopted revisions to its corporate governance requirements for companies, like us, that are listed on Nasdaq. To maintain high standards of corporate governance and public disclosure, we have invested and will continue to invest all reasonably necessary resources to comply with evolving standards. This investment increases our legal and financial costs and diverts management time and attention from other activities. The risk of litigation and claims of personal liability for corporate action or inaction could make it more difficult for us to attract and retain executive officers and qualified members for our board of directors, particularly to serve on the audit committee.

     The results of litigation may affect our operating results. From time to time we will be made defendants to lawsuits both in the ordinary course of business and as a result of other circumstances. Depending on the claims made and the nature of the relief sought, any such lawsuit, if decided against us, could adversely affect our results of operations. We are a defendant in a lawsuit, which is a consolidation of three separate actions brought by stockholders, pending in the United States District Court, District of Arizona. The lawsuit alleges, among others, violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiffs in this action allege we, and certain of our officers, made false and misleading statements pertaining to our business, operations and management in an effort to inflate the price of our common stock. The lawsuit also names as co-defendants: Eric J. Crown, the Chairman of our Board of Directors; Timothy A. Crown, our Chief Executive Officer and President and a director; and Stanley Laybourne, our Executive Vice President, Chief Financial Officer and Treasurer and a director. The plaintiffs seek class action status to represent all buyers of our common stock from September 3, 2001 through July 17, 2002. On September 27, 2003, the court granted our motion to dismiss plaintiffs’ amended complaint, but allowed plaintiffs leave to file an amended complaint, which they did on October 31, 2003. On January 9, 2004, we filed a motion to dismiss the second amended complaint, and the Court is scheduled to hear oral argument on the motion to dismiss on May 3, 2004. We will continue to defend the case vigorously; however, there can be no assurances that the court will grant our motion to dismiss or that, if the cases are not dismissed, that we will prevail at trial. No estimate for the costs of defense, other than the deductible amount under our directors and officers liability insurance policies has been included in our consolidated financial statements, and any award to plaintiffs in excess of coverage under our insurance policies would likely have a material adverse effect on our financial condition.

     Changes in state sales tax collection increase the total amount we invoice customers. Effective September 1, 2003, we began collecting sales tax on sales to all of our customers, including the small- to medium-sized business customers, located in states that impose a sales and use tax. This increased the total amount we charge to our customers in those states in which we did not previously collect sales tax and increases our administrative expenses. Although we have not experienced any material negative effects on net sales to date, this may deter current and potential customers from purchasing from us because not all resellers of IT products and services charge sales tax in all states that impose a sales tax.

     We may be subject to intellectual property infringement claims, which are costly to defend and could limit our ability to provide certain content or use certain technologies in the future. Many parties are actively developing search, indexing, e-commerce and other Web-related technologies, as well as a variety of online business models and methods. We believe that these parties will continue to take steps to protect these technologies, including, but not limited to, seeking patent protection. As a result, disputes regarding the ownership of these technologies and rights associated with online business are likely to arise in the future. In addition to existing patents and intellectual property rights, we anticipate that additional third-party patents related to our services will be issued in the future. From time to time, parties assert patent infringement claims against us in the form of cease-and-desist letters, lawsuits and other communications If there is a determination that we have infringed the proprietary rights of others, we could incur substantial monetary liability, be forced to stop selling infringing products or providing infringing services, be required to enter into costly royalty or licensing agreements, if available, or be prevented from using the rights, which could force us to change our business practices in the future. As a result, these types of claims could have a material adverse effect on our business, results of operations and financial condition.

     We issue options under our stock option plans and sell shares under our employee stock purchase plan, which dilute the interest of stockholders and may result in future compensation expense. We have reserved shares of our common stock for issuance under our Employee Stock Purchase Plan, our 1998 Long Term Incentive Plan (the “1998 LTIP”) and our 1999 Broad — Based Incentive Plan. As approved by our stockholders, our 1998 LTIP provides that additional shares may be reserved for issuance based on a formula contained in that plan. The formula provides that the total number of shares of common stock remaining for grant under the 1998 LTIP and any of our other option plans, plus the number of shares subject to unexercised options granted under any stock plan, shall not exceed 20% of the outstanding shares of our common stock at the time of calculation of the additional shares. Therefore, we will reserve additional shares on an ongoing basis for issuance under this plan. At December 31, 2003, we had options outstanding to acquire 7,417,399 shares of common stock with a weighted average exercise price of $15.64. Based on the 1998 LTIP formula, we had 1,996,263 shares of common stock available for grant of stock options at December 31, 2003.

     Additionally, we have reserved shares of common stock of our subsidiaries, Direct Alliance Corporation and PlusNet Technologies Limited under the Direct Alliance 2000 Long-Term Incentive Plan and the PlusNet Technologies Limited 2000 Long-Term Incentive Plan. The amount of shares reserved for issuance under these plans represents 15% of the outstanding stock of the respective subsidiaries. At December 31, 2003, we had options outstanding to acquire 2,777,500 shares of common stock of Direct Alliance Corporation at a weighted average exercise price of $1.42 and options to acquire 4,564,500 shares of common stock of PlusNet Technologies Limited at a weighted average exercise price of $0.33.

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

     Our stock price has experienced volatility. The price for our common stock has experienced in the past, and could experience in the future, substantial volatility as a result of a number of factors, including:

•	quarterly increases or decreases in net sales, gross profit or earnings, and changes in our business, operations or prospects of any of our segments;

•	announcements by us, our competitors or our vendors;

•	changes in net sales or earnings estimates by the investment community; and

•	general economic conditions.

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

     Some anti-takeover provisions contained in our certificate of incorporation, bylaws and stockholders rights agreement, as well as provisions of Delaware law and executive employment contracts, could impair a takeover attempt. We have provisions in our certificate of incorporation and bylaws which could have the effect (separately, or in combination) of rendering more difficult or discouraging an acquisition deemed undesirable by our Board of Directors. These include provisions:

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

     Additionally, we have employment agreements with certain officers and employees under which severance payments would become payable pursuant to a change in control. In the event these severance payments under the current employment agreements, were to become payable, the maximum contingent severance payment calculated as of December 31, 2003 would be approximately $18.3 million.

     Any provision of our certificate of incorporation, bylaws or employment agreements, or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and also could affect the price that some investors are willing to pay for our common stock.

     Sales of additional common stock and securities convertible into our common stock may dilute the voting power of current holders. We may issue equity securities in the future whose terms and rights are superior to those of our common stock. Our Certificate of Incorporation authorizes the issuance of up to 3,000,000 shares of preferred stock. These are “blank check” preferred shares, meaning our board of directors is authorized to designate and issue the shares from time to time without stockholder consent. No preferred shares are outstanding and we currently do not intend to issue any shares of preferred stock in the foreseeable future. Any shares of preferred stock that may be issued in the future could be given voting and conversion rights that could dilute the voting power and equity of existing holders of shares of common stock and have preferences over shares of common stock with respect to dividends and liquidation rights.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     We have interest rate exposure arising from our financing arrangements, which have variable interest rates. These variable interest rates are affected by changes in short-term interest rates. We manage interest rate exposure by maintaining a conservative debt to equity ratio. At December 31, 2003, the fair value of our long-term debt approximated its carrying value. On October 29, 2003, we prepaid $11.9 million of building mortgages, with fixed interest rates ranging from 7.15% to 8.02%, with borrowings from existing financing arrangements. After this prepayment, substantially all of our debt has variable interest rates.

     We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material. Our financing arrangements expose net earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. Borrowings outstanding under the interest-bearing financing arrangements totaled $65.0 million at December 31, 2003. A change in net earnings resulting from a hypothetical 10% increase or decrease in interest rates would not be material.

     We also have foreign currency translation exposure arising from the operation of foreign entities. We monitor our foreign currency exposure and may from time to time enter into hedging transactions to manage this exposure. There were no hedging transactions during the year ended December 31, 2003 or hedging instruments outstanding at December 31, 2003.

Item 8. Financial Statements and Supplementary Data

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Independent Auditors’ Report	38
Consolidated Balance Sheets – December 31, 2003 and 2002	39
Consolidated Statements of Operations – For each of the years in the three-year period ended December 31, 2003	40
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) – For each of the years in the three-year period ended December 31, 2003	41
Consolidated Statements of Cash Flows – For each of the years in the three-year period ended December 31, 2003	42
Notes to Consolidated Financial Statements	43

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Insight Enterprises, Inc.
Tempe, Arizona

     We have audited the accompanying consolidated balance sheets of Insight Enterprises, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insight Enterprises, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Phoenix, Arizona
February 4, 2004, except as to Note 18,
     which is as of February 9, 2004

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$41,897	$30,930
Accounts receivable, net of allowances for doubtful accounts of $20,175 and $13,759, respectively	381,968	401,173
Inventories	89,254	73,387
Inventories not available for sale	22,031	19,808
Deferred income taxes and other current assets	35,645	33,269

Total current assets	570,795	558,567
Property and equipment, net	120,247	120,732
Goodwill, net	100,478	94,110
Other assets	604	322

	$792,124	$773,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	209,060	235,772
Accrued expenses and other current liabilities	66,162	46,872
Short-term financing arrangement	55,000	91,178
Current portion of capital lease obligations	275	415
Current portion of long-term debt	—	2,999

Total current liabilities	330,497	377,236
Line of credit	10,004	—
Obligations under long-term capital leases, less current portion	—	275
Long-term debt, less current portion	—	12,871
Deferred income taxes	12,254	8,058

	352,755	398,440
Commitments and contingencies (See Notes 7, 8, 9, 14 and 15)
Stockholders’ equity:
Preferred stock, $.01 par value, 3,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 100,000 shares authorized; 47,116 and 46,073 shares issued and outstanding in 2003 and 2002, respectively	471	461
Additional paid-in capital	266,803	252,624
Retained earnings	150,351	112,597
Accumulated other comprehensive income– foreign currency translation adjustment.	21,744	9,609

Total stockholders’ equity	439,369	375,291

	$792,124	$773,731

                                                   See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001
Net sales	$2,914,352	$2,890,986	$2,082,339
Costs of goods sold	2,565,009	2,555,376	1,840,167

Gross profit	349,343	335,610	242,172
Operating expenses:
Selling and administrative expenses	286,419	254,398	167,627
Goodwill impairment	—	91,587	—
Restructuring expenses	3,465	1,500	—
Reductions in liabilities assumed in previous acquisition	(2,504)	—	—
Expenses related to closure of German operation	—	—	10,566
Acquisition integration expenses	—	—	7,194
Aborted IPO costs	—	—	1,354
Amortization	—	1,400	1,910

Earnings (loss) from operations	61,963	(13,275)	53,521
Non-operating expense, net	4,399	4,587	770

Earnings (loss) before income taxes	57,564	(17,862)	52,751
Income tax expense	19,810	24,978	18,864

Net earnings (loss)	$37,754	$(42,840)	$33,887

Net earnings (loss) per share:
Basic	$0.82	$(0.96)	$0.82

Diluted	$0.81	$(0.96)	$0.80

Shares used in per share calculation:
Basic	46,315	44,808	41,460

Diluted	46,885	44,808	42,388

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Common Stock		Treasury Stock			Other	Additional	Total
					Retained	Comprehensive	Paid in	Stockholders’
	Shares	Par Value	Shares	Par Value	Earnings	Income	Capital	Equity
Balances at December 31, 2000	41,540	$415	(812)	$(23,309)	$140,401	$(2,844)	$150,333	$264,996
Issuance of common stock under stock plans and employee stock purchase plan	1,195	12	—	—	—	—	16,893	16,905
Tax benefit recognized on stock options exercised	—	—	—	—	—	—	3,756	3,756
Comprehensive income:
Foreign currency translation adjustment, net of tax	—	—	—	—	—	510	—	510
Net earnings	—	—	—	—	33,887	—	—	33,887

Total comprehensive income								34,397

Balances at December 31, 2001	42,735	427	(812)	(23,309)	174,288	(2,334)	170,982	320,054
Issuance of common stock under stock plans and employee stock purchase plan	1,750	18	—	—	—	—	28,944	28,962
Retirement of treasury stock	(812)	(8)	812	23,309	(18,851)	—	(4,450)	—
Tax benefit recognized on stock options exercised	—	—	—	—	—	—	5,200	5,200
Issuance of common stock for purchase acquisition	2,400	24	—	—	—	—	51,976	52,000
Stock registration fees	—	—	—	—	—	—	(28)	(28)
Comprehensive income:
Foreign currency translation adjustment, net of tax	—	—	—	—	—	11,943	—	11,943
Net loss	—	—	—	—	(42,840)	—	—	(42,840)

Total comprehensive loss								(30,897)

Balances at December 31, 2002	46,073	461	—	—	112,597	9,609	252,624	375,291
Issuance of common stock under stock plans and employee stock purchase plan	1,043	10	—	—	—	—	12,267	12,277
Tax benefit recognized on stock options Exercised	—	—	—	—	—	—	1,912	1,912
Comprehensive income:
Foreign currency translation Adjustment, net of tax	—	—	—	—	—	12,135	—	12,135
Net earnings	—	—	—	—	37,754	—	—	37,754

Total comprehensive income								49,889

Balances at December 31, 2003	47,116	$471	—	$—	$150,351	$21,744	$266,803	$439,369

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net earnings (loss)	$37,754	$(42,840)	$33,887
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	30,372	21,936	17,830
Write-downs of inventories	8,918	9,850	10,656
Provision for losses on accounts receivable	8,424	10,102	10,020
Tax benefit from issuance of common stock	1,912	5,200	3,756
Deferred income taxes	214	(3,608)	2,270
Goodwill impairment	—	91,587	—
Closure of German operation	—	—	10,566
Change in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	19,432	38,182	73,998
Increase in inventories	(26,008)	(19,992)	(12,348)
Decrease (increase) in other current assets	2,052	(6,045)	(3,052)
(Increase) decrease in other assets	(4,078)	(374)	1,217
Decrease in accounts payable	(35,429)	(15,030)	(98,663)
(Increase) decrease in accrued expenses and other current liabilities	16,461	(13,783)	(4,530)

Net cash provided by operating activities	60,024	75,185	45,607

Cash flows from investing activities, net of acquisitions:
Purchases of property and equipment	(25,317)	(18,507)	(31,324)
Purchase of Comark, Inc. and Comark Investments Inc. (collectively, “Comark”), including stock registration fees	—	(102,451)	—
Purchase of Action plc (“Action”), net of cash acquired	—	—	(38,860)
Purchase of Kortex Computer Centre ltd (“Kortex”), net of cash acquired	—	—	(3,485)

Net cash used in investing activities	(25,317)	(120,958)	(73,669)
Cash flows from financing activities:
Net (repayments) borrowings on short-term financing arrangement and lines of credit	(26,200)	16,266	19,271
Net repayment of long-term debt and capital lease obligations	(13,172)	(3,270)	(1,121)
Proceeds from sales of common stock through employee stock plans	12,277	28,962	16,905

Net cash (used in) provided by financing activities	(27,095)	41,958	35,055
Foreign currency exchange impact on cash flow	3,355	2,877	(42)

Increase (decrease) in cash and cash equivalents	10,967	(938)	6,951
Cash and cash equivalents at beginning of year	30,930	31,868	24,917

Cash and cash equivalents at end of year	$41,897	$30,930	$31,868

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$2,325	$3,556	$2,221

Cash paid during the year for income taxes	$31,429	$15,996	$21,181

Supplemental disclosure of non-cash financing and investing activity:
Common stock issued in connection with acquisition of Comark	$—	$50,000	$—

Common stock issued to settle deferred compensation liability assumed in connection with acquisition of Comark	$—	$2,000	$—

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

(1) Operations and Summary of Significant Accounting Policies

Description of Business

     We are a leading provider of information technology (“IT”) products and services primarily to business customers in the United States, Canada and the United Kingdom. Our offerings include brand name computing products, advanced IT services and outsourcing of business processes. Our business is organized in four operating segments:

•	Single-source provider of IT products and services – North America (“Insight North America”);

•	Single-source provider of IT products and services – United Kingdom (“Insight UK”);

•	Business process outsourcing provider (“Direct Alliance”); and

•	Internet service provider (“PlusNet”).

For a business overview, as well as discussions about the operating strategy, growth strategy, industry and competition related to each of our operating segments, see “Business – Operating Segments,” in Item 1.

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

Use of Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Additionally, these estimates and assumptions affect the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

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

     Inventories not available for sale are related to product sales transactions in which we are warehousing the product and will be deploying the product to customers’ designated locations. Additionally, we may perform advanced custom imaging and configuration services on a portion of the product prior to shipment to our customers and will be paid a fee for doing so. Although the product contracts are non-cancelable with terms of net 30 from the date the inventories were segregated in our warehouse and invoiced to the customer, and the warranty periods begin on the date of invoice, these transactions do not generally meet the sales recognition criteria under GAAP. Therefore, we have not recorded sales and the inventories remain recorded as inventories not available for sale on our balance sheet until the product is shipped to our customers.

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

     Reviews are regularly performed to determine whether facts and circumstances exist which indicate that the useful life is shorter than originally estimated or the carrying amount of assets may not be recoverable. We assess the recoverability of our assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the estimated fair value of those assets.

Goodwill

     Goodwill represents the excess of purchase price over fair value of net assets acquired. Goodwill related to acquisitions prior to July 1, 2002 was amortized on a straight-line basis over the expected periods to be benefited, generally 20 years. We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but, instead, be tested for impairment at least annually. SFAS No.142 also requires that intangible assets with definite useful lives be amortized over the respective estimated useful lives to their estimated residual values.

Foreign Currency Translation

     The financial statements of our foreign subsidiaries are translated into United States dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” Assets and liabilities of the subsidiaries are translated into United States dollars at the exchange rate in effect at the balance sheet dates. Income and expense items are translated at the average exchange rate for each month within the year. The resulting translation adjustments are recorded directly in other comprehensive income as a separate component of stockholders’ equity. All transaction gains or losses are recorded in the consolidated statement of operations. These gains or losses were not material in any of the years presented in the consolidated financial statements.

Sales Recognition

     We adhere to guidelines and principles of sales recognition described in Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), issued by the staff of the Securities and Exchange Commission (the “SEC”). Under SAB 104, sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed and determinable and collectibility is reasonably assured. Using these tests, the majority of our sales represent product sales recognized upon shipment. Usual sales terms are FOB shipping point, at which time title and risk of loss has passed to the customer and delivery has occurred. Additionally, sales of services currently represent a very small percentage of our net sales, and the majority of our services are performed in our facilities prior to shipment of the product. In these circumstances, net sales for both the product and services are recognized upon shipment. In other cases, net sales of services are typically recorded as the services are performed. We make provisions for estimated product returns that we expect to occur under our return policy based upon historical return rates.

     From time to time, in the sale of products and services, we may enter into contracts that contain multiple elements or non-standard terms and conditions. We recognize sales for delivered items only when all of the following criteria are satisfied:

•	the delivered item(s) has value to the customer on a stand-alone basis;

•	there is objective and reliable evidence of the fair value of the undelivered item(s); and

•	if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in our control.

     Insight North America and Insight UK sell certain third-party service contracts and software assurance or subscription products for which we are not the primary obligor. These sales do not meet the criteria for gross sales recognition as defined in SAB 104 and thus are recorded on a net sales recognition basis. As we enter into contracts with third-party service providers or vendors, we evaluate whether the subsequent sales of such services should be recorded as gross sales or net sales in accordance with the sales recognition criteria outlined in SAB 104 and Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” We must determine whether we act as a principal in the transaction and assume the risks and rewards of ownership or if we are simply acting as an agent or broker. Under gross sales recognition, the entire selling price is recorded in sales and our cost to the third-party service provider or vendor is recorded in costs of goods sold. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to sales resulting in net sales equal to the gross profit on the transaction and there are no costs of goods sold.

     Direct Alliance’s outsourcing arrangements are primarily service fee based whereby we derive net sales based primarily upon a cost plus arrangement in which we earn a percentage of the sales price from products sold. These net sales are recorded under the net sales recognition method. Also, as an accommodation to select clients, Direct Alliance purchases product from suppliers and immediately resells the product to clients for ultimate resale to the client’s customer. These product sales (referred to as “pass-through product sales”) to our clients are transacted at little or no gross margin and the selling price to our client is recorded in net sales with the cost payable to the supplier recorded in cost of goods sold.

     PlusNet’s net sales are largely derived from subscriptions for access to the Internet and other Internet service provider services. Net sales are recognized over the life of the contract or as services are provided.

Vendor Consideration

     We receive payments and credits from vendors, including consideration pursuant to volume incentive programs and cooperative marketing programs. Pursuant to Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor,” which we adopted January 1, 2003, vendor consideration received pursuant to volume sales incentive programs is classified as a reduction to costs of goods sold and is recognized upon certain product volume thresholds being met. Cooperative marketing programs, which represent a reimbursement of specific, incremental, identifiable costs, are included as a reduction of the related selling and administrative expenses in the period the program takes place. Consideration that exceeds the specific, incremental, identifiable costs is classified as a reduction of costs of goods sold. Additionally, vendor consideration based on volume purchase incentives, rather than volume sales incentives, is also allocated to inventories based on applicable incentives from each vendor.

Shipping and Handling

     In accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs,” we record freight billed to our customers as net sales and the related freight costs as costs of goods sold.

Self Insurance

     We are self-insured for medical insurance benefits up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred, but not reported (IBNR) claims. IBNR claims are estimated using historical lag information and other data provided by claims administrators.

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

Net Earnings (Loss) Per Share

     Basic net earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during each year. Diluted net earnings (loss) per share includes the impact of stock options assumed to be exercised using the treasury stock method. The denominator for diluted net earnings per share is greater by 569,502 in 2003, equal to the denominator used in basic net earnings (loss) per share in 2002 and greater by 927,799 shares in 2001. The number of shares related to stock options excluded from the diluted net earnings per share calculation is 3,162,065 in 2003 and 3,014,680 in 2001; the effects of 8,345,936 outstanding stock options have not been included in fiscal 2002 diluted net loss per share as their effect would have been anti-dilutive.

Stock-Based Compensation

     We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25” to account for our stock-based employee compensation plans. Under this method, compensation expense related to stock options is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic value-based method of accounting described above and have adopted the disclosure requirements of SFAS No. 123. Accordingly, we do not recognize compensation expense for any of our stock option plans because we do not issue stock options at exercise prices below the market value at date of grant. Had compensation cost for our stock option plans been determined consistent with SFAS No. 123, our net earnings (loss) and net earnings (loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

	Years ended December 31,
	2003	2002	2001
Net earnings (loss) as reported	$37,754	$(42,840)	$33,887
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$5,515	$10,845	$10,690

Pro forma net earnings (loss)	$32,239	$(53,685)	$23,197

Basic net earnings (loss) per share:
As reported	$0.82	$(0.96)	$0.82

Pro forma	$0.70	$(1.20)	$0.56

Diluted net earnings (loss) per share:
As reported	$0.81	$(0.96)	$0.80

Pro forma	$0.69	$(1.20)	$0.55

     We recognize the compensation expense associated with the issuance of restricted stock over the vesting period. The total compensation expense associated with restricted stock represents the value based upon the number of shares awarded multiplied by the closing price on the date of grant. Recipients of restricted stock are entitled to receive any dividends declared on our common stock and have voting rights, regardless of whether such shares have vested. Unvested shares of restricted stock are forfeited if the recipient resigns or is terminated without cause.

Reclassifications

     Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform to the 2003 presentation.

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

(3) Property and Equipment

     Property and equipment consist of the following (in thousands):

	December 31,
	2003	2002
Land	$5,435	$5,315
Leasehold improvements	8,300	7,953
Furniture and fixtures	27,607	27,144
Equipment	39,249	37,340
Buildings	57,082	54,667
Software	62,695	43,158

	200,368	175,577
Accumulated depreciation and amortization	(80,121)	(54,845)

Property and equipment, net	$120,247	$120,732

(4) Goodwill and Goodwill Impairment

     Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” under which goodwill is no longer amortized but is tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value amount. Events or circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, significant declines in our stock price for a sustained period or significant underperformance relative to expected historical or projected future results of operations. SFAS No. 142 defines a reporting unit as an operating segment or one level below an operating segment. For purposes of financial reporting and impairment testing in accordance with SFAS No. 142, we have determined that our reporting units are the same as our operating segments: Insight North America, Insight UK, Direct Alliance and PlusNet. (See Note 17 for further discussion about our operating segments.)

     In testing for a potential impairment of goodwill, we first compare the estimated fair value of the reporting unit with book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then we are required to compare the carrying amount of the goodwill with its implied fair value. The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as trademarks. If the carrying amount of our goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess.

     Goodwill was tested for impairment upon adoption of SFAS No. 142 as of January 1, 2002 with no resulting impairment of goodwill. We have elected to test impairment annually in the fourth quarter for all reporting units and will perform additional impairment tests when triggering events occur. The results of the fourth quarter 2003 annual assessment indicated that the goodwill amounts recorded at Insight North America and PlusNet, the only reporting units with goodwill, were not impaired. Based on results of the fourth quarter 2002 annual assessment, we recorded a non-cash goodwill impairment charge of $91,587,000, $88,427,000 net of taxes, which represented the entire goodwill balance recorded at Insight UK.

     Due to the non-amortization of goodwill, our reported results for 2001 are not comparable with 2002 and 2003. The following table is a reconciliation of previously reported net earnings to net earnings, excluding goodwill amortization (in thousands):

December 31,
2001
Net earnings, as reported	$33,887
Add back: amortization of goodwill, net of taxes*	1,910

Net earnings, as adjusted	$35,797

Net earnings per share, as adjusted
Basic	$0.86

Diluted	$0.84

* Amortization of goodwill was not deductible for tax purposes; therefore, the tax component of the adjustment for amortization of goodwill is $0.

     The changes in the carrying amount of goodwill by operating segment for the year ended December 31, 2003 are as follows (in thousands):

	Insight
	North
	America	PlusNet	Total
Balance at December 31, 2002	$80,783	$13,327	$94,110
Goodwill adjustments related primarily to contingent payments, final integration plan and fair value adjustments for the acquisitions of Comark and Kortex	4,044	—	4,044
Currency translation adjustments	876	1,448	2,324

Balance at December 31, 2003	$85,703	$14,775	$100,478

     Certain agreements related to our acquisitions contain provisions that require us to make contingent payments based upon profitability of the acquired operations or if specific minimum revenue requirements are met. These provisions are based on various performance measures through December 31, 2003. During fiscal 2003, contingent payments of $1,764,000 related to the acquisitions of Comark and Kortex were determined, paid and recorded as increases to goodwill. A final contingent payment, related to the acquisition of Comark, of up to $2,000,000 will be determined, paid and recorded as goodwill in 2004.

(5) Financing Facilities

     Our financing facilities include a $200,000,000 accounts receivable securitization financing arrangement, a $30,000,000 revolving line of credit and a $40,000,000 inventory financing facility.

     We have an agreement to sell receivables periodically to a special purpose accounts receivable and financing entity (the “SPE”), which is exclusively engaged in purchasing receivables from us. The SPE is a wholly-owned, bankruptcy-remote entity that we have included in our Consolidated Financial Statements. The SPE funds its purchases by selling undivided interests in up to $200 million of eligible trade accounts receivable to a multi-seller conduit administered by an independent financial institution. The sales to the conduit do not qualify for sale treatment under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” as we maintain effective control over the receivables that are sold. Accordingly, the accounts receivable remain recorded on our Consolidated Financial Statements. At December 31, 2003, the SPE owned $323,470,000 of accounts receivable that are recorded at fair value and are included in our consolidated balance sheet, of which $163,520,000 was eligible for funding. The original financing arrangement expired December 30, 2003 and although terms of up to three years were available to us, we elected to renew the financing arrangement for one year based on available pricing. Accordingly, the renewed financing arrangement expires December 30, 2004 and the $55,000,000 outstanding at December 31, 2003 is recorded as short-term debt. Interest is payable monthly and the interest rate on borrowed funds as of December 31, 2003 was 1.67%. We also pay a commitment fee on the facility equal to 0.35% of the unused balance. At December 31, 2003, $108,520,000 was available under the facility. We have no reason to believe the facility will not be renewed at the end of its current term.

     As of December 31, 2003, we had $10,004,000 outstanding under our $30,000,000 revolving line of credit. The line of credit bears interest, payable quarterly, at a rate chosen by us among available rates subject to our leverage ratio and other terms and conditions. The available rates are the financial institution’s floating rate or the LIBOR based rate (5.55% and 2.67%, respectively at December 31, 2003). Amounts outstanding are recorded as long-term liabilities. The credit facility expires on December 31, 2005. We have an outstanding letter of credit that reduces the availability on this line of credit by $10,000,000. At December 31, 2003, $9,996,000 was available under the line of credit.

     Our $40,000,000 secured inventories facility can be used to facilitate the purchases of inventories from certain suppliers and amounts outstanding are classified on the balance sheet as accounts payable. As of December 31, 2003, there was $5,600,000 outstanding under the inventories facility and $34,400,000 was available. This facility is non-interest bearing if paid within its terms and expires December 31, 2005.

     Our facilities contain various covenants including the requirement that we maintain a specified amount of tangible net worth and comply with leverage and minimum fixed charge requirements. We were in compliance with all such covenants at December 31, 2003.

(6) Long-Term Debt

     Long-term debt consists of the following (in thousands):

December 31,
2002
7.15% first mortgage note payable in monthly installments of $78,249, including interest, with final payment due in May 2013, paid in full during 2003	$6,883
8.02% first mortgage note payable in monthly installments of $44,013, including interest, with final payment due in December 2014, paid in full during 2003	4,062
8.02% first mortgage note payable in monthly installments of $16,266, including interest, with final payment due in December 2014, paid in full during 2003	1,501
Note payable with imputed interest at 5.75%, payable in semi-annual installments, due January 31, 2004, paid in full during 2003	3,424

Total long-term debt	15,870
Less current portion	(2,999)

Long-term debt, less current portion	$12,871

There were no outstanding balances under long-term debt at December 31, 2003.

(7) Leases

     We are obligated under a capital lease for furniture that expires in July 2004. At December 31, 2003, this furniture under lease is recorded in furniture and fixtures at a book value of $725,000, net of accumulated depreciation of $1,203,000.

     We have several non-cancelable operating leases with third-parties, primarily for administrative and distribution center space and computer equipment. Rental expense for these third-party operating leases was $8,766,000, $7,340,000, and $4,115,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

     We lease an office facility in Bloomingdale, Illinois under an operating lease agreement. The facility is owned by a company whose owners are the former owners of Comark, who have employment agreements with us through June 2004. Rental expense for this related party operating lease was $1,000,000 and $596,000 for the years ended December 31, 2003 and 2002, respectively.

     Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2003 are as follows (in thousands):

Years ending December 31,	Capital Leases	Operating Leases
2004	$282	$6,748
2005	—	4,729
2006	—	1,991
2007	—	1,426
2008	—	1,196
Thereafter	—	2,421

Total minimum lease payments	282	$18,511

Less amount representing interest at 5.69%	7

Present value of net minimum capital lease payment	275
Less current portion of capital lease obligations	(275)

Capital lease obligations, less current portion	$—

(8) Income Taxes

     Income tax expense consists of the following (in thousands):

	Years Ended December 31,
	2003	2002	2001
Current:
Federal	$17,198	$25,502	$15,338
State and local	1,230	2,050	678
Foreign	1,425	1,034	578

	19,853	28,586	16,594

Deferred:
Federal	(733)	437	2,364
State and local	(224)	20	208
Foreign	914	(4,065)	(302)

	(43)	(3,608)	2,270

	$19,810	$24,978	$18,864

     The effective income tax rates for the years ended December 31, 2003, 2002 and 2001 were 34.4%, (139.8%) and 35.8%, respectively. The actual expense differs from the “expected” tax expense (benefit) (computed by applying the United States federal corporate income tax rate of 35% in 2003, 2002 and 2001) as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Computed “expected” tax expense (benefit)	$20,147	$(6,251)	$18,463
Increase in income taxes resulting from:
State income taxes, net of federal income tax benefit	1,006	2,070	1,415
Tax benefit related to UK foreign exchange loss	(554)	—	—
Non-deductible/ (deductible) goodwill impairment related charges	(751)	28,454	—
Foreign operating losses for which no tax benefit was recognized	—	5	4,826
Tax benefit related to closure of German operation	—	—	(6,334)
Non-deductible amortization	—	—	478
Tax exempt interest	—	(22)	(206)
Other, net	(38)	722	222

Provision for income taxes	$19,810	$24,978	$18,864

     At December 31, 2003, United States income taxes have not been provided on the unremitted earnings of subsidiaries operating outside the United States. These earnings, which are considered to be invested indefinitely, would become subject to United States income tax if they were remitted as dividends, were lent to us, or if we were to sell our stock in the subsidiaries.

     The significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Miscellaneous accruals	$9,718	7,357
Foreign tax loss carryforwards	9,523	9,316
Depreciation allowance carryforwards	5,769	3,641
Allowance for doubtful accounts and returns	3,823	2,751
Write-downs of inventories	3,662	1,582
Intangible assets	3,225	3,410
Accrued vacation and other payroll liabilities	1,404	1,116
Deferred revenue	554	698
Capital loss carryforward	446	—
Other, net	396	275

Gross deferred tax assets	38,520	30,146
Valuation allowance	(16,221)	(12,392)

Total deferred tax assets	22,299	17,754

Deferred tax liabilities:
Intangible assets	(14,348)	(9,994)
Prepaid expenses	(341)	(214)
Other, net	(21)	—

Total deferred tax liabilities	(14,710)	(10,208)

Net deferred tax asset	$7,589	$7,546

The net current and non-current portions are as follows (in thousands):

	December 31,
	2003	2002
Net current deferred tax asset	$19,843	$15,604
Net non-current deferred tax liability	(12,254)	(8,058)

Net deferred tax asset	$7,589	$7,546

     The net current deferred tax asset is included in deferred income taxes and other current assets on the consolidated balance sheets for December 31, 2003 and 2002.

     At December 31, 2003 and December 31, 2002, we had deferred tax assets of $15,738,000 and $12,958,000, respectively, relating to foreign net operating loss, foreign depreciation allowance and capital loss carryforwards. The carryforwards do not expire but are restricted in the manner in which they are utilized pursuant to applicable jurisdiction requirements. We have provided valuation allowances at December 31, 2003 and December 31, 2002 of $14,267,000 and $10,665,000, respectively, representing the portions of the carryforwards that we believe is not more likely than not to be realized due to the restrictions. At

December 31, 2002, we recorded a deferred tax asset for the estimated future deductible portion of the goodwill impairment charge. The balance of this deferred tax asset at December 31, 2003 is $2,894,000, net of a valuation allowance of $1,353,000.

     The increase in the valuation allowance from December 31, 2002 to December 31, 2003 is attributed primarily to changes in foreign currency exchange rates of $1,934,000, additions of $1,341,000 due to increased foreign depreciation allowances, and a $513,000 addition due to capital losses.

     The amount of the deferred tax assets considered realizable could be reduced or increased depending on forecasted earnings by jurisdiction, historical and projected taxable income, prudent and feasible tax planning strategies and statutory tax law changes. In the future, if we determine that additional realization of these deferred tax assets is more likely than not, the reversal of the related valuation allowance will reduce income tax expense.

     Tax benefits of $1,912,000 in 2003, $5,200,000 in 2002, and $3,756,000 in 2001 related to the exercise of employee stock options and other employee stock programs were applied to stockholders’ equity.

     The domestic and foreign components of earnings (losses) before income taxes were as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
United States	$43,169	$72,432	$66,436
Foreign	14,395	(90,294)	(13,685)

	$57,564	$(17,862)	$52,751

(9) Benefit Plans

     We have adopted a defined contribution benefit plan (the “Defined Contribution Plan”) which complies with section 401(k) of the Internal Revenue Code. Under the Defined Contribution Plan, we currently match 25% of the employees’ pre-tax contributions up to a maximum 6% of eligible compensation. Contribution expense under this plan was $1,584,000, $792,000, and $654,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

     Until February 3, 2003, we had an additional defined contribution benefit plan assumed in an acquisition, which also complied with section 401(k) of the Internal Revenue Code. Under this plan, we matched 100% of employees’ pre-tax contributions up to a maximum 2% of eligible compensation. Effective February 3, 2003, we merged the acquired plan into the Defined Contribution Plan and simultaneously moved administration of the Defined Contribution Plan to a new service provider and amended certain plan provisions. Contribution expense under the acquired plan was $667,000 for the 8-month period ended December 31, 2002 and $0 for the year ended December 31, 2003. All employer matching contributions for the year ended December 31, 2003 were contributed to Defined Contribution Plan.

     In August 1995, we adopted an Employee Stock Purchase Plan (the “Purchase Plan”). Under the terms of the Purchase Plan, employees other than officers may purchase a total of up to 506,250 shares of common stock. The purchase price per share is 85% of the market value per share of common stock determined as of the beginning of the quarterly purchase period as specified in the Purchase Plan. As of December 31, 2003, 376,596 shares have been issued under the Purchase Plan and 129,654 shares are available for issuance.

(10) Stock Plans

     We have various long-term incentive plans (the “Plans”) including stock option and restricted stock plans in Insight Enterprises, Inc. and stock option plans in the following subsidiaries: Direct Alliance and PlusNet Technologies (collectively, the “Subsidiary Plans”). The purpose of the Plans is to benefit and advance our interests by rewarding officers, directors and certain employees for their contributions to our success and therefore motivating them to continue to make such contributions in the future. The Plans provide for fixed grants of incentive stock options, nonqualified stock options and restricted stock grants. The stock options generally vest over a one to five year period from the date of grant and expire 5 to 10 years after the date of grant.

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

     In October 1997, the stockholders approved the establishment of the 1998 Long-Term Incentive Plan (the “1998 LTIP”) for officers, employees, directors and consultants or independent contractors. The 1998 LTIP authorizes grants of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted common stock and performance-based awards. Effective March 13, 2001, the stockholders approved an amendment to the 1998 LTIP increasing the number of shares eligible for awards to 6,000,000. In addition, the Board of Directors has reserved additional shares such that the number of shares of common stock remaining for grant under the 1998 LTIP and any of our other option plans, plus the number of shares of common stock granted but not yet exercised under the 1998 LTIP and any of our other option plans, shall not exceed 20% of the outstanding shares of our common stock at the time of calculation of the additional shares. As of December 31, 2003, there were 1,996,263 total shares of common stock available to grant for awards under the 1998 LTIP, 1994 Plan and 1999 Broad Based Employee Stock Option Plan.

     In September 1998, we established the 1998 Employee Restricted Stock Plan (the “1998 Employee RSP”) for our employees. The total number of restricted common stock shares initially available for grant under the 1998 Employee RSP was 562,500 and as of December 31, 2003, 434,417 shares of restricted common stock shares were available for grant.

     In December 1998, we established the 1998 Officer Restricted Stock Plan (the “1998 Officer RSP”) for our officers. The total number of restricted common stock shares initially available for grant under the 1998 Officer RSP was 56,250 and as of December 31, 2003, 490 shares of restricted common stock were available for grant.

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

     We have issued shares of restricted common stock as incentives to certain officers and employees. The shares of restricted common stock are valued at the date of grant and are amortized over the three-year vesting period. At December 31, 2003, there were 9,578 shares of restricted common stock outstanding, which represents $61,612 of unamortized deferred compensation. This balance is recorded as additional paid-in capital.

     For purposes of the SFAS No. 123 pro forma net earnings (loss) and net earnings (loss) per share calculation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants under the Plans in 2003, 2002 and 2001:

	Quarters Ended				Years Ended
	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2001
Dividend yield	0%	0%	0%	0%	0%	0%
Expected volatility	87%	81%	86%	79%	81%	50%
Risk-free interest rate	1.9%	1.5%	1.8%	1.3%	1.8%	3.3%
Expected lives (in years)	2.6	1.5	2.3	0.8	2.2	2.1
Options granted	1,202,175	749,618	67,924	212	2,445,318	2,976,777

During 2003, we started disclosing the SFAS No. 123 pro forma net earnings and net earnings per share calculation in our quarterly reports. As such, the assumptions used in the Black-Scholes option-pricing model were determined quarterly in 2003.

     The following table summarizes our stock option activity under the Plans:

	Years ended December 31,
	2003		2002		2001
		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Balance at the beginning of year	8,345,936	$17.70	8,206,886	$17.54	6,833,596	$17.81
Granted	2,019,929	8.15	2,445,318	17.06	2,976,777	16.04
Exercised	(926,408)	11.36	(1,717,408)	15.57	(1,069,095)	13.43
Forfeited	(2,022,058)	18.61	(588,860)	19.04	(534,392)	20.87

Balance at the end of year	7,417,399	15.64	8,345,936	17.70	8,206,886	17.54

Exercisable at the end of year	5,051,994	17.69	4,098,945	18.18	2,887,481	17.56

Weighted-average fair value of options granted during the year.	$3.79		$7.67		$4.85

     The following table summarizes the status of outstanding stock options under the Plans as of December 31, 2003:

	Options Outstanding			Options Exercisable
	Number of	Weighted Average	Weighted	Number of	Weighted
Range of	Options	Remaining	Average	Options	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
		(in years)
$ 1.78 - 8.89	1,601,096	4.10	$7.74	362,777	$8.11
8.93 - 14.11	1,868,800	4.92	12.08	1,356,955	13.03
14.14 - 18.93	1,748,214	6.56	17.50	1,522,133	17.71
19.00 - 23.00	1,687,282	4.95	21.57	1,375,402	21.67
23.02 - 41.42	512,007	5.54	27.42	434,727	27.58

	7,417,399	5.18	15.64	5,051,994	17.69

Subsidiary Plans

     In May 2000, we established the Direct Alliance Corporation 2000 Long-Term Incentive Plan (Direct Alliance 2000 LTIP”), the PlusNet Technologies Limited 2000 Long-Term Incentive Plan (“PlusNet 2000 LTIP”) and the Insight ASP Limited 2000 Long-Term Incentive Plan (“Insight ASP 2000 LTIP”). The total number of stock options initially available for grant under these plans, representing 15% of the outstanding shares of the subsidiaries’ common stock, is: Direct Alliance 2000 LTIP – 4,500,000, PlusNet 2000 LTIP – 7,500,000 and Insight ASP 2000 LTIP – 7,500,000. During 2002, the Insight ASP 2000 LTIP was terminated and all of the options were cancelled. As of December 31, 2003, the number of stock options available for grant under these plans is: Direct Alliance 2000 LTIP – 1,722,500 and PlusNet 2000 LTIP – 2,935,500.

     Subsidiary Plans, which are currently administered by the respective subsidiary’s Board of Directors, include provisions for granting of incentive awards in the form of stock options to the subsidiary’s employees and directors as well as to officers and employees of its parent and corporate affiliates.

     The right to purchase shares under the stock option agreements with the subsidiary’s employees and directors vest 100% on May 5, 2005 and expire on May 5, 2006. The vesting and exercisability of the options accelerate in the event of an initial public offering or change of control of the subsidiary or of Insight Enterprises, Inc. Unexercised options terminate seven days after an individual ceases to be an employee.

     The right to purchase shares under the stock option agreements with officers or employees of its parent or corporate affiliates are 100% vested on the date of grant, however, are not exercisable until May 5, 2005 and expire on May 5, 2006. The exercisability of these options accelerates in the event of an initial public offering or change of control of the subsidiary or us. Unexercised options do not terminate after an individual ceases to be an employee.

     For purposes of the SFAS No. 123 pro forma net earnings (loss) and net earnings (loss) per share calculation, the fair value of the 2002 PlusNet option grants is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants under the Subsidiary Plans: expected volatility and dividend yield of 0%, risk-free interest rate of 2.4% and expected lives of 2.4 years.

     The following table summarizes the stock option activity under the Subsidiary Plans:

	Direct Alliance				PlusNet
				Weighted				Weighted
	Number			Average	Number			Average
	of Shares			Exercise Price	of Shares			Exercise Price**
Balance at 12/31/00		3,410,000		1.42		5,200,000		0.30
Granted		—		—		—		—
Exercised		—		—		—		—
Forfeited		(170,000)		1.42		(1,130,000)		0.30

Balance at 12/31/01		3,240,000		1.42		4,070,000		0.30
Granted		—		—		728,000		0.47
Exercised		—		—		—		—
Forfeited		(327,500)		1.42		(66,000)		0.34

Balance at 12/31/02		2,912,500		1.42		4,732,000		0.33
Granted		—		—		—		—
Exercised		—		—		—		—
Forfeited		(135,000)		1.42		(167,500)		0.34

Balance at 12/31/03		2,777,500		1.42		4,564,500		0.33

Weighted-average fair value of options granted during 2001	$	N/A	*		$	N/A	*

Weighted-average fair value of options granted during 2002	$	N/A	*			$0.44	**

Weighted-average fair value of options granted during 2003	$	N/A	*		$	N/A	*

*	Not applicable as no stock options were granted during the year.

**	Exercise prices in the PlusNet grant agreements are designated in British pound sterling. Amounts represented in the table are based on the exchange rates on the date of grant.

     The following table summarizes the status of outstanding stock options under the Direct Alliance Plan as of December 31, 2003:

	Options Outstanding			Options Exercisable
	Number of	Weighted Average	Weighted	Number of	Weighted
	Options	Remaining	Average	Options	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
(in years)
$1.42	2,777,500	2.34	$1.42	—	$—

     The following table summarizes the status of outstanding stock options under the PlusNet Plan as of December 31, 2003:

	Options Outstanding			Options Exercisable
	Number of	Weighted Average	Weighted	Number of	Weighted
	Options	Remaining	Average	Options	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price**	Exercisable	Exercise Price
		(in years)
$0.30	3,939,000	2.34	$0.30	—	$—
0.47	625,500	2.34	0.47	—	—

	4,564,500	2.34	0.33	—	—

**	Exercise prices in the PlusNet grant agreements are designated in British pound sterling. Amounts represented in the table are based on the exchange rates on the date of grant.

(11) Stockholder Rights Agreement

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

(12) Non-Operating Expense, Net

     Non-operating expense, net consists primarily of interest expense and interest income. Interest expense of $2,629,000 and $3,569,000 in 2003 and 2002, respectively, primarily relates to borrowings under our credit facilities, which were used to finance an acquisition during 2002. Interest expense has decreased due to decreases in interest-bearing debt incurred and assumed in connection with the acquisition and decreases in interest rates. Interest income of $885,000 and $386,000 in 2003 and 2002, respectively, was generated through short-term investments. The increase in interest income in 2003 is due to the increase in cash invested in the United Kingdom at higher interest rates than the United States, offset partially by declining interest rates on short-term investments in the United States. Non-operating expenses, other than interest expense, of $2,655,000 and $1,404,000 in 2003 and 2002, respectively, consist primarily of bank fees associated with financing arrangements and cash management. The increase in other non-operating expense in 2003 is due primarily to prepayment penalties of $628,000 and written off capitalized loan origination fees of $173,000 associated with the prepayment of building mortgages in 2003.

(13) Reductions in Liabilities Assumed in Previous Acquisition

     During the year ended December 31, 2003, Insight UK settled certain liabilities assumed in the acquisition of Action in late 2001 for $2,504,000 less than the amounts originally recorded. Normally, these items would be recorded as a reduction to goodwill. However, Insight UK recorded a goodwill impairment charge during the fourth quarter of 2002 which eliminated its entire goodwill balance; therefore, the reduction in assumed liabilities is recorded in the statement of operations. The income resulting from the reduction in assumed liabilities was not taxable. (See Note 4 for further discussion about the goodwill impairment.)

(14) Restructuring and Acquisition Integration Activities

Acquisition-Related Restructuring Costs Expensed in 2003

     During the year ended December 31, 2003, Insight North America recorded $2,283,000 in restructuring expenses associated with costs incurred to close Insight North America’s distribution facility in Indiana and $639,000 in connection with the elimination of certain support and management positions. The Indiana facility was closed in order to consolidate warehouse and distribution facilities in Illinois in accordance with the Comark integration plan. The restructuring expenses generally consist of employee termination benefits of $820,000, facilities based expenses of $954,000, and non-cash expenses related to abandoned assets of $1,148,000. The facilities based expenses consist of remaining lease obligations and expenses to remove leasehold improvements. Of the $954,000 recorded for facilities based expenses, $531,000 was paid and adjustments of $35,000, due to increases in estimated common area maintenance charges offset by reductions in estimated accruals, were made leaving an accrual of $458,000 at December 31, 2003, which we expect to pay in 2004. The employee termination benefits relate to severance and termination benefits paid during the year ended December 31, 2003 to 109 employees.

     Also during the year ended December 31, 2003, Insight UK recorded $543,000 of restructuring expenses relating to severance associated with the elimination of service technicians and certain support and management functions. These expenses generally consist of employee termination benefits for 26 employees. During the year ended December 31, 2003, $329,000 was paid and adjustments of $168,000, due to decreases in estimated severance costs, were made leaving an accrual of $46,000 at December 31, 2003. We expect to pay the remaining liabilities during 2004.

     We recorded the restructuring expenses in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” or SFAS No. 112, “Employers’ Accounting for Post-Employment Benefits,” as appropriate.

     The following table details the changes in restructuring liabilities during the year ended December 31, 2003 (in thousands):

	Insight North America			Insight UK
	Employee			Employee
	Termination	Facilities	Segment	Termination	Segment	Consolidated
	Benefits	Based	Total	Benefits	Total	Total
Restructuring expenses	$820	$954	$1,774	$543	$543	$2,317
Adjustments	—	35	35	(168)	(168)	(133)
Cash payments	(820)	(531)	(1,351)	(329)	(329)	1,680)

Balance at December 31, 2003	$—	$458	$458	$46	$46	$504

The write-off of abandoned assets of $1,148,000 is not included in the table above as this was a non-cash expense.

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

     The charge of $1,819,000 to restructure the organization consisted of employee termination benefits and facilities based costs, of which $595,000 was still accrued at December 31, 2002. During the year ended December 31, 2003, an additional accrual was made to the employee termination benefits related to severance payments and transition bonuses of $1,083,000 for 29 additional employees who were terminated in connection with the elimination of certain duplicative activities resulting from the acquisition. These adjustments were offset by cash payments of $1,583,000. Additional facilities based costs of $19,000 were accrued during the year related to lease termination costs associated with vacating duplicate facilities. The cash payments for facilities based costs during the year ended December 31, 2003 were $114,000.

     The following table details the changes in these liabilities during the year ended December 31, 2003 (in thousands):

	Employee
	Termination	Facilities
	Benefits	Based	Total
Balance at December 31, 2002	$500	$95	$595
Adjustments	1,083	19	1,102
Cash payments	(1,583)	(114)	(1,697)

Balance at December 31, 2003	$—	$—	$—

Acquisition-Related Restructuring Costs Capitalized in 2001 as a Cost of Acquisition of Action

     In 2001, Insight UK recorded costs of $18,440,000 relating to restructuring the operations of Action as part of the integration of this acquisition. These costs were accounted for under EITF Issue No. 95-3, "Recognition of Liabilities in Connection with Purchase Business Combinations.” The acquisition-related restructuring costs recorded in 2001 were based on the restructuring plans that were committed to by management in 2001. Accordingly, these costs were recognized as liabilities assumed in the purchase business combination and included in the allocation of the costs to acquire Action. Normally, adjustments to these amounts, other than foreign currency translation, would be recorded as a reduction to goodwill. However, Insight UK recorded a goodwill impairment charge during the fourth quarter of 2002 which eliminated its entire goodwill balance; therefore, any adjustments in assumed liabilities, other than foreign currency translation, are recorded in the statement of operations in the line item “reductions in liabilities assumed in previous acquisition.” Foreign currency translation adjustments continue to be recorded directly in other comprehensive income as a separate component of stockholders’ equity.

     The $18,440,000 cost to restructure the organization consisted of employee termination benefits and facilities based costs of $3,532,000 and $14,908,000, respectively, of which $9,721,000 remained accrued at December 31, 2002. Employee termination benefits of $11,000 were paid during the year ended December 31, 2003. Adjustments to the accrued employee termination benefits of $231,000 during the year ended December 31, 2003 primarily represented decreases in estimated employee termination benefits. The facilities based costs primarily consist of remaining lease commitments on unused facilities or estimated costs to terminate lease commitments, reduced by estimated subleases. Adjustments to the accrued facilities based costs during the year ended December 31, 2003 of $884,000 primarily represent fluctuations in the British pound sterling exchange rates. Facilities based costs of $1,246,000 were paid during the year ended December 31, 2003, resulting in an ending accrual balance at December 31, 2003 of $9,117,000. Although the facilities based costs represent contractual payments under long-term leases, we are actively pursuing opportunities to negotiate out of these leases and have recorded the obligations as current accrued liabilities.

     The following table details the change in these liabilities for the year ended December 31, 2003 (in thousands):

	Employee
	Termination	Facilities	Segment
	Benefits	Based	Total
Balance at December 31, 2002	$242	$9,479	$9,721
Adjustments	(231)	884	653
Cash payments	(11)	(1,246)	(1,257)

Balance at December 31, 2003	$—	$9,117	$9,117

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

     The $3,653,000 charge to restructure the organization in 2001 consisted of employee termination benefits and facilities based expenses of $2,641,000 and $1,012,000, respectively. At December 31, 2002, facilities based costs of $279,000 and $19,000 remained accrued at Insight North America and Insight UK, respectively. The facilities based costs primarily consist of remaining lease commitments on unused facilities or estimated costs to terminate lease commitments. During the year ended December 31, 2003, facilities based costs of $91,000 were paid and adjustments of $178,000 were recorded due to decreases in estimated lease termination costs, resulting in an ending accrual for Insight North America of $10,000 at December 31, 2003. We expect to pay the remaining liabilities during 2004.

     At December 31, 2003, facilities based costs of $19,000 remained accrued at Insight UK as there were no cash payments or adjustments made to the lease commitments associated with UK facilities that are no longer in use. We expect to pay the remaining liabilities during 2004.

     The following table details the changes in the facilities based costs during the year ended December 31, 2003 (in thousands):

	Insight North
	America	Insight UK	Total
Balance at December 31, 2002	$279	$19	$298
Adjustments	(178)	—	(178)
Cash payments	(91)	—	(91)

Balance at December 31, 2003	$10	$19	$29

(15) Contingencies

Employment Contracts

     We have employment agreements with certain officers and employees under which severance payments would become payable in the event of specified terminations without cause or pursuant to a change in control. In the event the severance payments under the current employment agreements were to become payable, the maximum contingent severance payment calculated as of December 31, 2003 would be approximately $18,300,000.

Legal Proceedings

     We are a defendant in a lawsuit, which is a consolidation of three separate actions brought by stockholders, pending in the United States District Court, District of Arizona. The lawsuit alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiffs in this action allege we, and certain of our officers, made false and misleading statements pertaining to our business, operations and management in an effort to inflate the price of our common stock. The lawsuit also names as co-defendants: Eric J. Crown, the Chairman of our Board of Directors; Timothy A. Crown, our Chief Executive Officer and President and a director; and Stanley Laybourne, our Executive Vice President, Chief Financial Officer and Treasurer and a director. The plaintiffs seek class action status to represent all buyers of our common stock from September 3, 2001 through July 17, 2002. On September 27, 2003, the court granted our motion to dismiss plaintiffs’ amended complaint, but allowed plaintiffs leave to file an amended complaint, which they did on October 31, 2003. On January 9, 2004, we filed a motion to dismiss the second amended complaint, and the Court will hear oral argument on the motion to dismiss on May 3, 2004. We will continue to defend the case vigorously. The costs associated with defending the allegations in this lawsuit and the potential outcome cannot be determined at this time and, accordingly, no estimate for such costs, other than the deductible amount under our directors and officers liability insurance policies has been included in these Consolidated Financial Statements.

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

Contingent Acquisition Payments

     Our acquisition of Comark included provisions that require us to make contingent payments based upon profitability of the acquired operations through December 31, 2003. Contingent payments are recognized when determined and are recorded as increases to goodwill. A final contingent payment, related to the acquisition of Comark, of up to $2,000,000 will be determined, paid and recorded as goodwill in 2004.

(16) Supplemental Financial Information

     A summary of additions and deductions related to the allowances for doubtful accounts receivable for the years ended December 31, 2003, 2002 and 2001 follows (in thousands):

	Balance at
	Beginning of			Balance at
	Period	Additions	Deductions	End of Period
Allowances for doubtful accounts receivable:
Year ended December 31, 2003	$13,759	$8,424	$(2,008)	$20,175

Year ended December 31, 2002	$11,554	$10,102	$(7,897)	$13,759

Year ended December 31, 2001	$11,813	$10,020	$(10,279)	$11,554

(17) Segment Information

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

Maker (“CODM”) in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer.

     We have the following reportable operating segments:

•	Single-source provider of IT products and services – North America (“Insight North America”);

•	Single-source provider of IT products and services – United Kingdom (“Insight UK”);

•	Business process outsourcing provider (“Direct Alliance”); and

•	Internet service provider (“PlusNet”).

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

	Year ended December 31, 2003
	(in thousands)
	Insight
	North			Direct
	America	Insight UK	PlusNet	Alliance	Consolidated
Net sales	$2,430,005	$379,785	$28,305	$76,257	$2,914,352
Costs of goods sold	2,162,685	328,988	18,423	54,913	2,565,009

Gross profit	267,320	50,797	9,882	21,344	349,343
Operating expenses:
Selling and administrative expenses	228,129	45,853	6,880	5,557	286,419
Restructuring expenses	2,922	543	—	—	3,465
Reductions in liabilities assumed in previous acquisition	—	(2,504)	—	—	(2,504)

Earnings (loss) from operations	$36,269	$6,905	$3,002	$15,787	$61,963

Total assets	$771,103	$118,114	$30,051	$57,914	$792,124	*

	Year ended December 31, 2003
	(in thousands)
	Insight
	North			Insight	Direct
	America	Insight UK	PlusNet	Germany	Alliance	Consolidated
Net sales	$2,397,715	$382,254	$15,091	$—	$95,926	$2,890,986
Costs of goods sold	2,137,687	335,046	7,890	—	74,753	2,555,376

Gross profit	260,028	47,208	7,201	—	21,173	335,610
Operating expenses:
Selling and administrative expenses	196,881	47,641	5,404	(341)	4,813	254,398
Goodwill impairment	—	91,587	—	—	—	91,587
Restructuring expenses	—	1,500	—	—	—	1,500
Amortization	1,400	—	—	—	—	1,400

Earnings (loss) from operations	$61,747	$(93,520)	$1,797	$341	$16,360	$(13,275)

Total assets	$758,339	$82,305	$25,203	$64	$49,646	$773,731	*

	Year ended December 31, 2001
	(in thousands)
	Insight
	North			Insight	Direct
	America	Insight UK	PlusNet	Germany	Alliance	Consolidated
Net sales	$1,766,771	$197,552	$8,942	$6,622	$102,452	$2,082,339
Costs of goods sold	1,578,028	173,584	3,119	6,102	79,334	1,840,167

Gross profit	188,743	23,968	5,823	520	23,118	242,172
Operating expenses:
Selling and administrative expenses	132,095	22,626	4,249	2,208	6,449	167,627
Expenses related to closure of German operation	—	—	—	10,566	—	10,566
Acquisition integration expenses	3,571	3,623	—	—	—	7,194
Aborted IPO costs	—	—	—	—	1,354	1,354
Amortization	538	222	765	385	—	1,910

Earnings (loss) from operations	$52,539	$(2,503)	$809	$(12,639)	$15,315	$53,521

Total assets	$427,227	$183,008	$18,415	$496	$53,174	$595,571	*

*Consolidated numbers include net intercompany eliminations and corporate assets of $185,058, $141,826, and $86,749 in 2003, 2002 and 2001, respectively.

     The following is a summary of our geographic operations (in thousands):

	North
	America	Europe	Total
2003
Net sales	$2,506,262	$408,090	$2,914,352
Total long-lived assets	$177,340	$43,989	$221,329
2002
Net sales	$2,493,641	$397,345	$2,890,986
Total long-lived assets	$174,232	$40,932	$215,164
2001
Net sales	$1,869,223	$213,116	$2,082,339
Total long-lived assets	$97,078	$117,986	$215,064

     Although we could be impacted by the international economic climate, management does not believe material credit risk existed at December 31, 2003. We monitor our customers’ financial conditions and do not require collateral. Historically, we have not experienced significant losses related to accounts receivables from any individual or groups of customers.

(18) Subsequent Event

     On February 9, 2004, Insight UK settled certain liabilities assumed in the acquisition of Action in late 2001 for approximately $3,160,000 less than the amounts originally recorded. Normally, these items would be recorded as a reduction to goodwill. However, Insight UK recorded a goodwill impairment charge during the fourth quarter of 2002 which eliminated its entire goodwill balance; therefore, the reduction in assumed liabilities will be recorded in the statement of operations in the first quarter of 2004. The income resulting from the reduction in assumed liabilities will not be taxable. (See Note 4 for further discussion about the goodwill impairment.)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no disagreements with accountants on accounting and financial disclosure matters during the periods reported herein.

Item 9a. Controls and Procedures

     Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15 and Rule 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information included under the captions “Information Concerning Directors and Executive Officers”, “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement relating to our Annual Meeting of Stockholders to be held on April 29, 2004 (our “Proxy Statement”) is incorporated herein by reference.

Item 11. Executive Compensation

     The information under the caption “Executive Compensation” in our Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The information under the caption “Certain Relationships and Related Transactions” in our Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     The information under the caption “Relationship with Independent Auditors” in our Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements and Schedules

     The Consolidated Financial Statements of Insight Enterprises, Inc. and subsidiaries and the Independent Auditors’ Report are filed herein beginning on page 37 as set forth under Item 8 of this report.

     Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Reports on Form 8-K

     None.

(c) Exhibits

The exhibits list in the Index to Exhibits immediately following the signature page is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Tempe, State of Arizona, on this 12th day of March, 2004.

INSIGHT ENTERPRISES, INC.

By	/s/ Timothy A. Crown

Timothy A. Crown
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Timothy A. Crown Timothy A. Crown	Director, Chief Executive Officer (Principal Executive Officer)	March 12, 2004
/s/ Eric J. Crown Eric J. Crown	Chairman of the Board, Vice President	March 12, 2004
/s/ Stanley Laybourne Stanley Laybourne	Executive Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)	March 12, 2004
/s/ Larry A. Gunning Larry A. Gunning	Director	March 12, 2004
/s/ Robertson C. Jones Robertson C. Jones	Director	March 12, 2004
/s/ Michael M. Fisher Michael M. Fisher	Director	March 12, 2004
Bennett Dorrance	Director	March 12, 2004

INSIGHT ENTERPRISES, INC.
EXHIBITS TO FORM 10-K
YEAR ENDED DECEMBER 31, 2003
Commission File No. 000-25092

(Unless otherwise noted, exhibits are filed herewith.)

Exhibit
No.			Description
2.1		—	Stock Purchase Agreement dated as of April 25, 2002 by and among Insight Enterprises, Inc., Comark Inc., Comark Investments, Inc., Phillip E. Corcoran and Charles S. Wolande (incorporated by reference to Exhibit 2.1 of our current report on Form 8-K filed on May 10, 2002).

3.1		—	Composite Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of our annual report on Form 10-K for the year ended December 31, 2001 filed on April 1, 2002).

3.2		—	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of our annual report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000).

4.1		—	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).

4.2		—	Stockholder Rights Agreement (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on March 17, 1999).

10.1	(1)	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.31 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).

10.2	(2)	—	1994 Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.32 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).

10.3	(2)	—	Predecessor Stock Option Plan (incorporated by reference to Exhibit 10.33 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).

10.4	(2)	—	1995 Employee Stock Purchase Plan of the Registrant (incorporated by reference to Exhibit 10.30 of our annual report on Form 10-K for the fiscal year ended June 30, 1995).

10.5	(2)	—	Amendment to 1994 Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.5 of our annual report on Form 10-K for the fiscal year ended June 30, 1996 filed on September 30, 1996).

10.6	(2)	—	1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of our Registration Statement on Form S-8 (No. 333-110915) declared effective December 4, 2003).

10.7	(2)	—	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10 of our quarterly report on Form 10-Q for the quarter ended September 30, 1998 filed on November 16, 1998).

10.8	(2)	—	Employment Agreement between Insight Enterprises, Inc. and Eric J. Crown dated as of March 31, 1998 (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the quarter ended March 31, 1998 filed on May 15, 1998).

10.9	(2)	—	Employment Agreement between Insight Enterprises, Inc. and Timothy A. Crown dated as of March 31, 1998 (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q for the quarter ended March 31, 1998 filed on May 15, 1998).

10.10	(2)	—	Employment Agreement between Insight Enterprises, Inc. and Stanley Laybourne dated as of March 31, 1998 (incorporated by reference to Exhibit 10.3 of our quarterly report on Form 10-Q for the quarter ended March 31, 1998 filed on May 15, 1998).

10.11	(2)	—	1998 Employee Restricted Stock Plan (incorporated by reference to Exhibit 99.3 of our Form S-8 filed on December 17, 1998).

10.12	(2)	—	1998 Officer Restricted Stock Plan (incorporated by reference to Exhibit 99.2 of our Form S-8 filed on December 17, 1998).

10.13	(2)	—	1999 Broad Based Employee Stock Option Plan (incorporated by reference to Exhibit 10.14 of our annual report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000).

10.14	(2)	—	Employment Agreement between Direct Alliance Corporation and Branson (“Tony”) M. Smith dated as of July 1, 1999 (incorporated by reference to Exhibit 10.16 of our annual report on Form 10-K for the year ended December 31, 2000 filed on March 27, 2001).

10.15	(2)	—	Direct Alliance Corporation 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 of our annual report on Form 10-K for the year ended December 31, 2000 filed on March 27, 2001).

10.16	(2)	—	PlusNet Technologies Ltd. 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.18 of our annual report on Form 10-K for the year ended December 31, 2000 filed on March 27, 2001).

Exhibit
No.			Description
10.17	(2)	—	Insight ASP Ltd. 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.19 of our annual report on Form 10-K for the year ended December 31, 200 filed on March 27, 2001).

10.18	(2)	—	Employment Agreement between Insight Enterprises, Inc. and Eric J. Crown dated as of April 1, 2002 (incorporated by reference to Exhibit 10.20 of our annual report on Form 10-K for the year ended December 31, 2002 filed on March 27, 2003).

10.19	(2)	—	Amendment to Employment Agreement between Insight Enterprises, Inc. and Stanley Laybourne dated as of August 13, 2002 (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002).

10.20	(2)	—	Amendment to Employment Agreement between Insight Enterprises, Inc., Direct Alliance Corporation and Branson M. Smith dated as of July 1, 2001 (incorporated by reference to Exhibit 10.3 of our quarterly report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002).

10.21	(2)	—	Employment Agreement between Insight Direct Worldwide, Inc. and Dino Farfante dated as of November 17, 2000 (incorporated by reference to Exhibit 10.4 of our quarterly report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002).

10.22	(2)	—	Amendment to Employment Agreement between Insight Direct Worldwide, Inc. and Dino Farfante dated as of October 9, 2001 (incorporated by reference to Exhibit 10.5 of our quarterly report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002).

10.23	(2)	—	Employment Agreement between Insight Direct Worldwide, Inc. and Joel Borovay dated as of November 17, 2000 (incorporated by reference to Exhibit 10.6 of our quarterly report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002).

10.24	(2)	—	Amendment to Employment Agreement between Insight Services Corporation, Insight Direct Worldwide, Inc. and Joel Borovay dated as of April 25, 2002 (incorporated by reference to Exhibit 10.7 of our quarterly report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002).

10.25	(2)	—	Employment Agreement between Comark, Inc. and Michael V. Wise dated as of April 25, 2002 (incorporated by reference to Exhibit 10.8 of our quarterly report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002).

10.26	(2)	—	Employment Agreement between Comark, Inc. and Timothy J. McGrath dated as of April 25, 2002 incorporated by reference to Exhibit 10.9 of our quarterly report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002).

10.27	(2)	—	Compromise Agreement between Insight Enterprises, Inc. and David Palk dated as of July 17, 2002 (incorporated by reference to Exhibit 10.10 of our quarterly report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002).

10.28	(2)	—	Employment Agreement between Insight Enterprises, Inc. and P. Robert Moya dated as of October 10, 2002 (incorporated by reference to Exhibit 10.30 of our annual report on Form 10-K for the year ended December 31, 2002 filed on March 27, 2003).

10.29	(2)	—	Employment Agreement between Insight Direct UK Limited and Stuart Fenton dated September 12, 2002 (incorporated by reference to Exhibit 10.31 of our annual report on Form 10-K for the year ended December 31, 2002 filed on March 27, 2003).

10.30	(2)	—	Notice of Evergreen Clause Termination in Employment Agreement to Timothy A. Crown dated as of December 31, 2002 (incorporated by reference to Exhibit 10.32 of our annual report on Form 10-K for the year ended December 31, 2002 filed on March 27, 2003).

10.31	(2)	—	Notice of Evergreen Clause Termination in Employment Agreement to Stanley Laybourne dated as of December 31, 2002 (incorporated by reference to Exhibit 10.33 of our annual report on Form 10-K for the year ended December 31, 2002 filed on March 27, 2003).

10.32	(2)	—	Notice of Evergreen Clause Termination in Employment Agreement to Branson (“Tony”) M. Smith dated as of December 31, 2002 (incorporated by reference to Exhibit 10.34 of our annual report on Form 10-K for the year ended December 31, 2002 filed on March 27, 2003).

10.32	(2)	—	Notice of Evergreen Clause Termination in Employment Agreement to Dino Farfante dated as of December 31, 2002 (incorporated by reference to Exhibit 10.35 of our annual report on Form 10-K for the year ended December 31, 2002 filed on March 27, 2003).

10.33	(2)	—	Notice of Evergreen Clause Termination in Employment Agreement to Joel Borovay dated as of December 31, 2002 (incorporated by reference to Exhibit 10.36 of our annual report on Form 10-K for the year ended December 31, 2002 filed on March 27, 2003).

Exhibit
No.			Description
10.34	(3)	—	Receivables Sales Agreement dated as of December 31, 2002 by and among Insight Direct USA, Inc., Comark Corporate Sales, Inc., Insight Services Corporation, Comark Government and Education Sales, Inc. and Comark, Inc. as originators, and Insight Receivables, LLC, as buyer (incorporated by reference to Exhibit 10.37 of our annual report on Form 10-K for the year ended December 31, 2002 filed on March 27, 2003).

10.35	(3)	—	Receivables Purchase Agreement dated as of December 31, 2002 among Insight Receivables, LLC, Insight Enterprises, Inc., Jupiter Securitization Corporation, Bank One NA (main office – Chicago), and the entities party thereto from time to time as financial institutions (incorporated by reference to Exhibit 10.38 of our annual report on Form 10-K for the year ended December 31, 2002 filed on March 27, 2003).

10.36	(2)	—	Summary Description of Bonus Agreement between Insight Services Corporation, Insight Direct Worldwide, Inc. and Joel Borovay effective January 1, 2003 (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed May 13, 2003).

10.37	(2)	—	Summary Description of Bonus Agreement between Comark Inc. and Timothy McGrath effective January 1, 2003 (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed May 13, 2003).

10.38	(2)	—	Separation Agreement and Release between Insight Enterprises, Inc. and Michael V. Wise dated February 25, 2003 (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed May 13, 2003).

10.39	(2)	—	Second Amendment to Employment Agreement and Consulting Agreement between Insight Services Corporation, Insight Direct Worldwide, Inc. and Joel Borovay dated as of April 1, 2003 (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed May 13, 2003).

10.40		—	Amended and Restated Receivables Sale Agreement dated as of September 3, 2003 by and among Insight Direct USA, Inc. and Insight Public Sector, Inc. as originators, and Insight Receivables, LLC, as buyer (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 13, 2003).

10.41		—	Amendment No. 1 to Receivables Purchase Agreement dated as of September 3, 2003 among Insight Receivables, LLC, Insight Enterprises, Inc. and Jupiter Securitization Corporation, Bank One NA (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 13, 2003).

10.42		—	Amendment No. 2 to Receivables Purchase Agreement dated as of December 23, 2003 among Insight Receivables, LLC, Insight Enterprises, Inc. and Jupiter Securitization Corporation, Bank One NA.

10.43	(2)	—	Employment Agreement between Insight Enterprises, Inc. and Timothy A. Crown dated as of February 14, 2004, to be effective November 1, 2003.

10.44	(2)	—	Employment Agreement between Insight Enterprises, Inc. and Stanley Laybourne dated as of February 14, 2004, to be effective November 1, 2003.

10.45	(2)	—	Employment Agreement between Insight Enterprises, Inc. and P. Robert Moya dated as of February 14, 2004, to be effective November 1, 2003.

10.46	(2)	—	Employment Agreement between Insight Direct Worldwide, Inc. and Dino D. Farfante dated as of February 14, 2004, to be effective November 1, 2003.

10.47	(2)	—	Summary description of Employment Agreement between Insight Enterprises, Inc., Direct Alliance Corporation and Branson (“Tony”) M. Smith effective November 1, 2003.

14.1		—	Code of Ethics for CEO and Financial Executives

21		—	Subsidiaries of the Registrant.

23.1		—	Consent of KPMG LLP.

31.1		—	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2		—	Certification of Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1		—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	We have entered into a separate indemnification agreement with each of the following directors and executive officers that differ only in party names and dates: Eric J. Crown, Timothy A. Crown, Stanley Laybourne, P. Robert Moya, Branson M. Smith, Dino D. Farfante, Larry A. Gunning, Robertson C. Jones, Michael M. Fisher and Bennett

Dorrance. Pursuant to the instructions accompanying Item 601 of Regulation S-K, the Registrant is filing the form of such indemnification agreement.

(2)	Management contract or compensatory plan or arrangement.

(3)	Pursuant to the instructions accompanying Item 601 of Regulation S-K, the Registrant has omitted certain agreements with respect to long-term debt not exceeding 10% of consolidated total assets. The Registrant agrees to furnish a copy of such agreements to the SEC upon request.