Form 10-Q
period 2004-03-31
INSIGHT ENTERPRISES INC
filed 2004-05-10
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2004

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

Yes [X] No [  ]

The number of shares outstanding of the issuer’s common stock as of May 3, 2004 was 48,374,405.

INSIGHT ENTERPRISES, INC.
FORM 10-Q QUARTERLY REPORT
Three Months Ended March 31, 2004

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

     Certain statements in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I Item 2, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect net sales, gross profit, operating expenses, earnings from operations or net earnings; projections of capital expenditures; projections for growth; hiring plans; plans for future operations; financing needs or plans; plans relating to our products and services; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statement. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:

•	changes in the economic environment and/or IT industry;

•	actions of competitors, including manufacturers of products we sell;

•	reliance on suppliers for product availability, marketing funds, purchasing incentives and competitive products to sell;

•	reliance on a limited number of outsourcing clients;

•	disruptions in our information and telephone communication systems;

•	risks associated with international operations;

•	dependence on key personnel;

•	decreased effectiveness of equity compensation and proposed changes in accounting for equity compensation;

•	rapid changes in product standards;

•	integration and operation of future acquired businesses;

•	ability to renew or replace short-term financing facilities;

•	recently enacted and proposed changes in securities laws and regulations;

•	results of litigation;

•	intellectual property infringement claims; and

•	risks that are otherwise described from time to time in our Securities and Exchange Commission reports, including but not limited to the items discussed in “Factors that Could Affect Future Results” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I Item 2 of this report.

We assume no obligation to update, and do not intend to update, any forward-looking statements.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,180	$41,897
Accounts receivable, net of allowances for doubtful accounts of $18,360 and $20,175, respectively	366,552	381,968
Inventories, net	84,881	89,254
Inventories not available for sale	15,750	22,031
Deferred income taxes and other current assets	38,782	35,645

Total current assets	550,145	570,795
Property and equipment, net	118,378	120,247
Goodwill, net	100,870	100,478
Other assets	514	604

	$769,907	$792,124

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$209,897	$209,060
Accrued expenses and other current liabilities	60,021	66,437
Short-term financing facility	—	55,000

Total current liabilities	269,918	330,497
Line of credit	8,100	10,004
Deferred income taxes	14,254	12,254
Stockholders’ equity:
Preferred stock, $.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 100,000 shares authorized; 48,353 shares at March 31, 2004 and 47,116 shares at December 31, 2003 issued and outstanding	484	471
Additional paid-in capital	286,682	266,803
Retained earnings	166,939	150,351
Accumulated other comprehensive income - foreign currency translation adjustment	23,530	21,744

Total stockholders’ equity	477,635	439,369

	$769,907	$792,124

See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
Net sales	$732,652	$711,271
Costs of goods sold	638,998	626,286

Gross profit	93,654	84,985
Operating expenses:
Selling and administrative expenses	72,612	73,656
Restructuring expenses	—	2,826
Reductions in liabilities assumed in previous acquisition	(3,160)	(2,504)

Earnings from operations	24,202	11,007
Non-operating (income) expense, net	(413)	1,217

Earnings before income taxes	24,615	9,790
Income tax expense	8,027	2,763

Net earnings	$16,588	$7,027

Earnings per share:
Basic	$0.35	$0.15

Diluted	$0.34	$0.15

Shares used in per share calculation:
Basic	47,688	46,093

Diluted	48,878	46,128

See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$16,588	$7,027
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,605	7,374
Provision for losses on accounts receivable	1,073	2,358
Write-downs of obsolete, slow-moving and non-salable inventories	1,327	3,126
Tax benefit from stock options exercised	4,091	—
Deferred income taxes	4,542	(2,372)
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	15,900	42,310
Decrease (increase) in inventories	9,472	(2,142)
(Increase) decrease in other current assets	(5,544)	8,773
Decrease (increase) in other assets	146	(752)
(Decrease) increase in accounts payable	(809)	1,814
(Decrease) increase in accrued expenses and other current liabilities	(7,070)	20,693

Net cash provided by operating activities	45,321	88,209

Cash flows from investing activities, net of acquisitions:
Purchases of property and equipment	(2,994)	(6,214)

Net cash used in investing activities	(2,994)	(6,214)

Cash flows from financing activities, net of acquisitions:
Net repayments on short-term financing facility and line of credit	(55,000)	(61,171)
Net repayment of long-term debt and capital leases	(1,904)	(1,471)
Proceeds from sales of common stock through employee stock plans	15,801	549

Net cash used in financing activities	(41,103)	(62,093)

Foreign currency impact on cash flow	1,059	(122)

Increase in cash	2,283	19,780
Cash and cash equivalents at beginning of period	41,897	30,930

Cash and cash equivalents at end of period	$44,180	$50,710

See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 31, 2004, the results of operations for the three months ended March 31, 2004 and 2003, and the cash flows for the three months ended March 31, 2004 and 2003. The condensed consolidated balance sheet as of December 31, 2003 was derived from the audited consolidated financial statements at such date. The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America (“GAAP”).

     Certain amounts in the condensed consolidated financial statements have been reclassified to conform to the current presentation. The results of operations for such interim periods are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, including the related notes thereto, in our Annual Report on Form 10-K for the year ended December 31, 2003.

     The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     The condensed consolidated financial statements include the accounts of Insight Enterprises, Inc. and its subsidiaries, which primarily are wholly-owned. Intercompany accounts and transactions have been eliminated in consolidation. References to “the Company,” “we,” “us,” “our” and the like refer to Insight Enterprises, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

2.	Stock Based Compensation

     We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25” to account for our fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic value-based method of accounting described above and have adopted the disclosure requirements of SFAS No. 123. Accordingly, we do not recognize compensation expense for any of our stock-based plans because we do not issue options at exercise prices below the market value at date of grant. Had compensation cost for our stock-based plans been determined consistent with SFAS No. 123, our net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Quarter Ended March 31,
	2004	2003
Net earnings as reported	$16,588	$7,027
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,925)	(2,119)

Pro forma net earnings	$14,663	$4,908

Basic earnings per share:
As reported	$0.35	$0.15

Pro forma	$0.31	$0.11

Diluted earnings per share:
As reported	$0.34	$0.15

Pro forma	$0.30	$0.11

     For purposes of the SFAS No. 123 pro forma net earnings and net earnings per share calculations, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants of stock options in Insight Enterprises, Inc. during the three months ended March 31, 2004: dividend yield – 0%; expected volatility – 75%; risk-free interest rate – 1.78%; and expected lives – 2.85 years. We did not issue any stock options in PlusNet or Direct Alliance during the three months ended March 31, 2004.

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

3.	Earnings Per Share (“EPS”)

     Our basic EPS is calculated based on net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes additional dilution from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options.

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

     The reconciliation of the numerators and denominators of the basic and diluted EPS calculations were as follows for the three-month periods ended March 31, 2004 and 2003 (in thousands, except per share data):

	Quarter Ended March 31,
	2004	2003
Numerator:
Net earnings	$16,588	$7,027

Denominator:
Weighted-average shares used to compute basic EPS	47,688	46,093
Dilutive potential common shares due to dilutive options and other stock based awards, net of tax effect	1,190	35

Weighted-average shares used to compute diluted EPS	48,878	46,128

Net earnings per share:
Basic	$0.35	$0.15

Diluted	$0.34	$0.15

Weighted-average outstanding stock options having no dilutive effect	2,978	8,738

4.	Goodwill

     The changes in the carrying amount of goodwill for the three months ended March 31, 2004 are as follows (in thousands):

	Insight North
	America	PlusNet	Total
Balance at December 31, 2003	$85,703	$14,775	$100,478
Currency translation adjustment	(67)	459	392

Balance at March 31, 2004	$85,636	$15,234	$100,870

5.	Financing Facilities

     Our financing facilities include a $200,000,000 accounts receivable securitization financing facility, a $30,000,000 revolving line of credit and a $40,000,000 inventories financing facility.

     We have an agreement to sell receivables periodically to a special purpose accounts receivable and financing entity (the “SPE”), which is exclusively engaged in purchasing receivables from us. The SPE is a wholly-owned, bankruptcy-remote entity that we have included in our condensed consolidated financial statements. The SPE funds its purchases by selling undivided interests in up to $200,000,000 of eligible trade accounts receivable to a multi-seller conduit administered by an independent financial institution. The sales to the conduit do not qualify for sale treatment under SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” as we maintain effective control over the receivables that are sold. Accordingly, the receivables remain recorded on our consolidated financial statements. At March 31, 2004, the SPE owned $291,493,000 of receivables that was recorded at fair value and included in our condensed consolidated balance sheet, of which $165,779,000 was eligible for funding. The financing facility expires December 30, 2004. There were no amounts outstanding at

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

March 31, 2004. Interest is payable monthly, and the interest rate at March 31, 2004 on borrowed funds would have been 1.62%. We also pay a commitment fee on the facility equal to 0.35% of the unused balance. At March 31, 2004, $165,779,000 was available under the facility. We have no reason to believe the facility will not be renewed at the end of its current term.

     As of March 31, 2004, we had $8,100,000 outstanding under our $30,000,000 revolving line of credit. The line of credit bears interest, payable quarterly, at a rate chosen by us among available rates subject to our leverage ratio and other terms and conditions. The available rates are the financial institution’s floating rate or the London Interbank Offered Rate (LIBOR) based rate (5.55% and 2.64%, respectively, at March 31, 2004). Amounts outstanding are recorded as long-term liabilities. The credit facility expires on December 31, 2005. We have an outstanding letter of credit that reduces the availability on this line of credit by $10,000,000. At March 31, 2004, $11,900,000 was available under the line of credit.

     Our $40,000,000 secured inventories financing facility can be used to facilitate the purchases of inventories from certain suppliers and amounts outstanding are classified on the balance sheet as accounts payable. As of March 31, 2004, there was $2,853,000 outstanding under the inventories financing facility and $37,147,000 was available. This facility is non-interest bearing if paid within its terms and expires December 31, 2005.

     Our facilities contain various covenants including the requirement that we maintain a specified amount of tangible net worth and comply with leverage and minimum fixed charge requirements. We were in compliance with all such covenants at March 31, 2004.

6.	Income Taxes

     Our effective tax rates for the three months ended March 31, 2004 and 2003 were 32.6% and 28.2%, respectively. Our effective tax rates differ from the United States federal statutory rates of 35% in both periods due mainly to the tax treatment of the income resulting from reductions in liabilities assumed in a previous acquisition. For the quarter ended March 31, 2004, the remaining valuation allowance on the related deferred tax asset was released. For the quarter ended March 31, 2003, the income from the reduction of acquired liabilities was substantially non-taxable. The rate in 2004 was also reduced due to increases in net earnings in our United Kingdom operations, which are taxed at lower rates than the United States, and due to the utilization of capital loss carry forwards. These decreases are offset partially by an overall increase in our United States effective tax rate due to corporate organizational changes effective September 1, 2003, as part of our decision to collect sales tax across all applicable states.

7.	Restructuring and Acquisition Integration Activities

Acquisition-Related Restructuring Costs Expensed in 2003

     During the year ended December 31, 2003, Insight North America recorded $2,283,000 in restructuring expenses associated with costs incurred to close Insight North America’s distribution facility in Indiana and $639,000 in connection with the elimination of certain support and management positions. Of the $458,000 still recorded at December 31, 2003 for facilities based costs, $263,000 was paid during the first quarter of 2004 leaving an accrual of $195,000 at March 31, 2004, the balance of which we expect to pay or adjust in the second quarter of 2004.

     Also during the year ended December 31, 2003, Insight UK recorded $543,000 of restructuring expenses relating to severance associated with the elimination of service technicians and certain support and management functions. Of the $46,000 still accrued at December 31, 2003, no adjustments or payments were recorded during the first quarter of 2004. We expect to pay or adjust the remaining balance during 2004.

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

     The following table details the changes in restructuring liabilities during the quarter ended March 31, 2004 (in thousands):

	Insight North
	America	Insight UK
	Facilities	Employee
	Based	Termination	Consolidated
	Costs	Benefits	Total
Balance at December 31, 2003	$458	$46	$504
Cash payments	(263)	—	(263)

Balance at March 31, 2004	$195	$46	$241

Acquisition-Related Restructuring Costs Capitalized in 2001 as a Cost of Acquisition of Action plc (“Action”)

     In 2001, Insight UK recorded costs of $18,440,000 relating to restructuring the operations of Action as part of the integration of this acquisition. These costs consisted of employee termination benefits and facilities based costs of $3,532,000 and $14,908,000, respectively, of which $9,117,000 of facilities based costs remained accrued at December 31, 2003. Adjustments to the accrued facilities based costs during the quarter ended March 31, 2004 includes the settlement of a liability assumed with the acquisition for $3,160,000 less than the amounts originally recorded and an increase of $330,000 related to fluctuations in the British pound sterling exchange rates. Facilities based costs of $2,449,000 were paid during the quarter ended March 31, 2004, resulting in an ending accrual balance at March 31, 2004 of $3,838,000. Although the facilities based costs represent contractual payments under long-term leases, we are actively pursuing opportunities to negotiate out of these leases and have recorded the obligations as current accrued liabilities. The following table details the change in these liabilities for the three months ended March 31, 2004 (in thousands):

Facilities
Based
Costs
Balance at December 31, 2003	$9,117
Adjustments	(2,830)
Cash payments	(2,449)

Balance at March 31, 2004	$3,838

8.	Contingencies

Employment Contracts

     We have employment agreements with certain officers and employees under which severance payments would become payable in the event of specified terminations without cause or terminations under certain circumstances after a change in control. If all such persons were terminated, and the severance payments under the current employment agreements were to become payable, the maximum contingent severance payment calculated as of March 31, 2004 would be approximately $12,859,000.

Legal Proceedings

     We are a defendant in a lawsuit, which is a consolidation of three separate actions brought by stockholders, pending in the United States District Court, District of Arizona. The lawsuit alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission (“SEC”). The plaintiffs in this action allege we, and certain of our officers, made false and misleading statements pertaining to our business, operations and management in an effort to inflate the price of our common stock. The lawsuit also names as co-defendants: Eric J. Crown, the Chairman of our Board of Directors; Timothy A. Crown, our Chief Executive Officer and President and a director; and Stanley Laybourne, our Executive Vice President, Chief Financial Officer and Treasurer and a director. The plaintiffs seek class action status to represent all buyers

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

of our common stock from September 3, 2001 through July 17, 2002. On September 27, 2003, the court granted our motion to dismiss plaintiffs’ amended complaint, but allowed plaintiffs leave to file an amended complaint, which they did on October 31, 2003. On January 9, 2004, we filed a motion to dismiss the second amended complaint, and the Court heard oral argument on the motion to dismiss on May 3, 2004. We will continue to defend the case vigorously. The costs associated with defending the allegations in this lawsuit and the potential outcome cannot be determined at this time and, accordingly, no estimate for such costs, other than the deductible amount under our directors and officers liability insurance policies has been included in these condensed consolidated financial statements.

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

9.	Segment Information

     SFAS No. 131 requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The method for determining what information to report under SFAS No. 131 is based upon the “management approach,” or the way that management organizes the operating segments within the Company, for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. Our CODM is our chief executive officer.

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

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

     The table below presents information about our reportable operating segments as of and for the three months ended March 31, 2004 and 2003 (in thousands):

	Quarter Ended March 31, 2004
	Insight
	North	Insight	Direct
	America	UK	Alliance	PlusNet	Consolidated
Net sales	$582,312	$120,477	$18,696	$11,167	$732,652
Costs of goods sold	513,550	103,758	13,894	7,796	638,998

Gross profit	68,762	16,719	4,802	3,371	93,654
Operating expenses:
Selling and administrative expenses	55,230	13,305	1,530	2,547	72,612
Reductions in liabilities assumed in previous acquisition	—	(3,160)	—	—	(3,160)

Earnings from operations	$13,532	$6,574	$3,272	$824	$24,202

Total assets	$736,229	$121,939	$59,245	$32,982	$769,907	*

	Quarter Ended March 31, 2003
	Insight
	North	Insight	Direct
	America	UK	Alliance	PlusNet	Consolidated
Net sales	$591,396	$94,427	$19,618	$5,830	$711,271
Costs of goods sold	526,431	81,363	14,907	3,585	626,286

Gross profit	64,965	13,064	4,711	2,245	84,985
Operating expenses:
Selling and administrative expenses	58,730	11,997	1,198	1,731	73,656
Restructuring expenses	2,283	543	—	—	2,826
Reductions in liabilities assumed in previous acquisition	—	(2,504)	—	—	(2,504)

Earnings from operations	$3,952	$3,028	$3,513	$514	$11,007

Total assets	$732,771	$98,194	$51,547	$25,582	$740,898	*

*Condensed consolidated total assets include net intercompany eliminations and corporate assets of $180,488 and $167,196 at March 31, 2004, and 2003, respectively.

10.	Subsequent Event

     On April 16, 2004, final contingent acquisition payments totaling $733,251 were paid in connection with the acquisition of Comark, Inc. and Comark Investments, Inc. (collectively, “Comark”). This amount will be recorded as an increase to goodwill during the quarter ended June 30, 2004.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the condensed consolidated financial statements and the related notes that appear elsewhere in Part I Item 1 of this report.

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

     We evaluate the performance of our operating segments based on results of operations before non-recurring items. Reconciliations to consolidated results of operations can be found in Note 9 to the condensed consolidated financial statements in Part I Item 1 of this report.

     Net sales for the three months ended March 31, 2004 increased 3% to $732.7 million from $711.3 million for the three months ended March 31, 2003. Net earnings and diluted earnings per share for the three months ended March 31, 2004 were $16.6 million and $0.34, respectively, compared to the three months ended March 31, 2003 net earnings and diluted earnings per share of $7.0 million and $0.15, respectively. Net earnings and earnings per share included income resulting from a reduction in liabilities assumed in a previous acquisition of $3.2 million ($2.9 million, net of taxes) and $2.5 million ($2.5 million, net of taxes), respectively, in the three months ended March 31, 2004 and 2003. Also included in net earnings and earnings per share for the three months ended March 31, 2003 were restructuring expenses of $1.9 million, net of taxes. Included in non-operating income for the quarter ended March 31, 2004 were two separate gains on investments. Insight UK sold a building it was not utilizing for a gain of $328,000, $317,000 net of tax, and Direct Alliance realized a gain of $516,000 from selling stock upon the exercise of stock options received from a client several years ago as compensation for a note payable extension. This gain was non-taxable due to utilization of capital loss carry forwards.

     During the quarter ended March 31, 2004, we moved a majority of our Insight North America account executives serving United States small- to medium-sized (“SMB”) customers to our new IT system, which we refer to as “Maximus.” As a result, net sales in the quarter for Insight North America got off to a slow start. However, March was a strong month and momentum has continued into April. Our prior acquisitions are now fully integrated, our system conversion in the United States is complete and now we are turning our time and energy away from internal projects to focus on areas that enhance our customers’ experience doing business with us. We will continue to make enhancements to our Maximus system, including our websites, and will be making additional investments during the rest of 2004 in other areas including demand generation, brand awareness and increases in account executive headcount.

     Insight UK continued to focus on executing the single-source business model to SMB customers and the three months ended March 31, 2004 represented Insight UK’s fifth consecutive quarter of operating profitability. Direct Alliance continued to contribute strong earnings from operations. PlusNet contributed growing profitable net sales as it continues to benefit from the shift in the United Kingdom to broadband from dial-up Internet service.

     Our discussion and analysis of financial condition and results of operations is intended to assist in the understanding of our condensed consolidated financial statements, the changes in certain key items in those condensed consolidated financial statements from year to year, the primary factors that contributed to those

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

changes, as well as how certain critical accounting policies and estimates affect our condensed consolidated financial statements.

Critical Accounting Policies and Estimates

General

     Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Members of our senior management have discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results, however, may differ from estimates we have made.

     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and either different estimates reasonably could have been used, or changes in the accounting estimates are reasonably likely to occur periodically, that could materially affect the condensed consolidated financial statements. We believe there have been no significant changes during the three months ended March 31, 2004 to the items we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

     The following table sets forth for the period presented certain financial data as a percentage of net sales:

	Quarter Ended March 31,
	2004	2003
Net sales	100.0%	100.0%
Cost of goods sold	87.2	88.1

Gross profit	12.8	11.9
Operating expenses:
Selling and administrative expenses	9.9	10.4
Restructuring expenses	—	0.4
Reductions in liabilities assumed in previous acquisition	(0.4)	(0.4)

Earnings from operations	3.3	1.5
Non-operating (income) expense, net	(0.1)	0.1

Earnings before income taxes	3.4	1.4
Income tax expense	1.1	0.4

Net earnings	2.3%	1.0%

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     2004 Compared to 2003

     Net Sales. Net sales for the quarter ended March 31, 2004 increased 3% to $732.7 million from $711.3 million for the quarter ended March 31, 2003. Our net sales by operating segment were as follows (in thousands):

	Quarter Ended March 31,
	2004	2003	% Change
Insight North America	$582,312	$591,396	(2%)
Insight UK	120,477	94,427	28%
Direct Alliance	18,696	19,618	(5%)
PlusNet	11,167	5,830	92%

Consolidated	$732,652	$711,271	3%

     Insight North America’s sales decreased for the quarter ended March 31, 2004 by 2% to $582.3 million from $591.4 million for the quarter ended March 31, 2003. This decrease was primarily attributable to distractions associated with the migration of account executives serving SMB customers in the United States to our Maximus system during January. Additionally, Insight North America had 1,195 account executives at March 31, 2004 and 1,315 at March 31, 2003. The decrease in account executives is due to planned headcount reductions during 2003, based on performance, in order to reduce costs and increase the productivity of the remaining account executives.

     Insight UK’s net sales increased by 28% to $120.5 million for the quarter ended March 31, 2004 from $94.4 million in the first quarter of 2003. Increases in the British pound sterling exchange rates accounted for $15.4 million of the increase in net sales in the first quarter of 2004 over the same period last year. Excluding the effect of fluctuations in the British pound sterling exchange rates, net sales increased approximately 11% compared to the first quarter of 2003 due primarily to an increased focus on and execution of our SMB targeted business model in Insight UK. Additionally, Insight UK had 272 account executives at March 31, 2004 compared to 270 at March 31, 2003. The slight increase is due to the addition of 40 account executives in the first quarter of 2004 offset nearly entirely by planned headcount reductions, based on performance, during 2003.

     For the remainder of 2004, we expect the number of account executives to increase a net of 50 to 100 per quarter combined for Insight North America and Insight UK, as we invest for growth.

     Direct Alliance’s net sales decreased by 5% to $18.7 million for the quarter ended March 31, 2004, compared to $19.6 million for the quarter ended March 31, 2003 due primarily to the wind-down of one client relationship that ended, as scheduled, during the second quarter of 2003. This client represented approximately 8% of Direct Alliance’s net sales for the quarter ended March 31, 2003. Direct Alliance’s net sales are concentrated with a select few manufacturers of IT products. For the quarters ended March 31, 2004 and 2003, Direct Alliance’s largest outsourcing client accounted for approximately 61% of Direct Alliance’s net sales. For the quarter ended March 31, 2004, Direct Alliance’s top three outsourcing clients accounted for approximately 91% of Direct Alliance’s net sales, compared to 90% for the quarter ended March 31, 2003.

     PlusNet grew net sales 92% to $11.2 million for the quarter ended March 31, 2004, compared to net sales of $5.8 million for the quarter ended March 31, 2003. PlusNet continues to experience a shift in the primary source of its net sales from dial-up to broadband Internet access customers and expects broadband Internet access to continue to increase as a percentage of net sales. Increases in the British pound sterling exchange rates accounted for $1.6 million of the increase in net sales from the first quarter of 2003 to the first quarter of 2004. Excluding the effect of fluctuations in the British pound sterling exchange rates, net sales increased approximately 65% from the first quarter of 2003.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Gross Profit. Gross profit increased 10%, to $93.7 million in the first quarter of 2004 from $85.0 million in the first quarter of 2003. As a percentage of sales, gross margin increased from 11.9% for the quarter ended March 31, 2003 to 12.8% for the quarter ended March 31, 2004. The increase in gross margin was due primarily to:

•	increases in product and service gross margins for Insight North America due to an internal focus on margin enhancement and service sales;

•	decreases in the write-downs of obsolete, slow moving and non-salable inventories for Insight North America and Insight UK due to enhanced inventory management policies and procedures; and

•	increases in freight margins for Insight UK.

These increases were offset partially by decreased gross margins on product sales for Insight UK, primarily on desktops and laptops, as a result of increases in promotions and competitive pricing in these product categories.

     Operating Expenses.

     Selling and Administrative Expenses. Selling and administrative expenses decreased 1%, to $72.6 million in the first quarter of 2004 from $73.7 million in the first quarter of 2003, and decreased as a percent of net sales to 9.9% in the first quarter of 2004 from 10.4% in the first quarter of 2003. The decrease in selling and administrative expenses as a percentage of net sales in the first quarter of 2004 compared to the first quarter of 2003 was due primarily to cost savings from completing the system conversion which eliminated accelerated depreciation, stay bonuses and redundant personnel. Additionally, the number of account executives and provisions for accounts receivable decreased from the prior year. These decreases were partially offset by increases in marketing, sales incentive programs and senior management personnel in Insight North America and by increases in payroll taxes associated with stock option exercises.

     Reductions in Liabilities Assumed in Previous Acquisition. During the quarter ended March 31, 2004, Insight UK settled certain liabilities assumed in the acquisition of Action in late 2001 for $3.2 million less than the amounts originally recorded. The book tax expense recorded in the condensed consolidated financial statements related to this income was only $272,000 due to the release of the valuation allowance on the related deferred tax asset.

     Non-Operating (Income) Expense, Net. Non-operating (income) expense, net, which typically consists primarily of interest expense and interest income, increased to $413,000 of income in the first quarter of 2004 from expense of $1.2 million in the first quarter of 2003. Interest expense of $391,000 and $816,000 for the three months ended March 31, 2004 and 2003, respectively, primarily relates to borrowings under our financing facilities. Interest expense has decreased due primarily to decreases in outstanding interest-bearing debt. Interest income of $361,000 and $187,000 for the three months ended March 31, 2004 and 2003, respectively, was generated through short-term investments. The increase in interest income in the first quarter of 2004 is due to the increase in cash invested, offset partially by overall declining interest rates on short-term investments. Additionally, the majority of the cash is invested in the United Kingdom at currently higher interest rates than available in the United States.

     Non-operating (income) expense, other than interest, increased to income of $443,000 for the three months ended March 31, 2004 from expense of $588,000 for the three months ended March 31, 2003. The income for the three months ended March 31, 2004 was generated from two separate gains on investments. Insight UK sold a building for a gain of $328,000, $317,000 net of tax, and Direct Alliance realized a gain of $516,000 from selling stock upon the exercise of stock options that were received from a client several years ago as compensation for a note payable extension. This gain was non-taxable due to the utilization of capital loss carry forwards. Non-operating expenses, other than interest expense, for the three months ended March 31, 2004 and 2003 consist primarily of bank fees associated with our financing facilities and cash management.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Income Tax Expense. Our effective tax rates for the quarters ended March 31, 2004 and 2003 were 32.6% and 28.2%, respectively. The effective tax rate for both periods was reduced due to the treatment of the income resulting from reductions in liabilities assumed in a previous acquisition. For the quarter ended March 31, 2004, the remaining valuation allowance on the related deferred tax asset was released. For the quarter ended March 31, 2003, the income from the reduction of acquired liabilities was substantially non-taxable. The rate in 2004 was also reduced due to increases in net earnings in our United Kingdom operations, which are taxed at lower rates than the United States, and due to the utilization of capital loss carry forwards. These decreases are offset partially by an overall increase in our United States effective tax rate due to corporate organizational changes effective September 1, 2003, as part of our decision to collect sales tax across all applicable states.

Liquidity and Capital Resources

     The following table sets forth for the periods presented certain consolidated cash flow information (in thousands):

	Quarter Ended March 31,
	2004	2003
Net cash provided by operating activities	$45,321	$88,209
Net cash used in investing activities	(2,994)	(6,214)
Net cash used in financing activities	(41,103)	(62,093)
Foreign currency exchange impact on cash flow	1,059	(122)

Increase in cash and cash equivalents	$2,283	$19,780

Cash and cash equivalents at beginning of quarter	$41,897	$30,930

Cash and cash equivalents at end of quarter	$44,180	$50,710

Cash and Cash Flow

     Our cash balances are held in the United States, Canada and the United Kingdom, with the majority in the United Kingdom. The cash held in Canada and the United Kingdom could be repatriated to the United States, but, under current law, would be subject to United States federal income taxes, less applicable foreign tax credits. Our present intent is that the cash balances will remain in these countries for future growth and investments, and we will meet any liquidity requirements in the United States through ongoing cash flows, external borrowings or both.

      Our primary use of cash in the past few years has been to fund our working capital requirements, capital expenditures and acquisitions.

     Net cash provided by operating activities. Cash flows from operations for the three months ended March 31, 2004 and 2003 were $45.3 million and $88.2 million, respectively. Cash flows from operations for the three months ended March 31, 2004 resulted primarily from net earnings before depreciation, decreases in accounts receivable and inventories and tax benefits from stock option exercises. The decreases in accounts receivable and inventories from December 31, 2003 to March 31, 2004 are due primarily to a decrease in net sales from the fourth quarter of 2003 to the first quarter of 2004. These increases to cash flow from operations were offset primarily by decreases in accrued expenses.

     Our consolidated cash flow operating metrics are as follows:

	Quarter Ended March 31,
	2004	2003
Days sales outstanding in ending accounts receivable (“DSOs”).	45	45
Inventory turns (excluding inventories not available for sale)	29	34

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     DSOs remained consistent in the first quarter of 2004 compared with the first quarter of 2003. The decrease in annualized inventory turns resulted from increases over the prior year in opportunistic purchases, increases in our inventory of certain categories due to anticipated product shortages and changes in manufacturers’ buying programs. The $15.8 million of inventories not available for sale represents inventories segregated pursuant to binding customer contracts, which will be recorded as net sales when the criteria for sales recognition are met.

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

     Net cash used in investing activities. Capital expenditures for the quarter ended March 31, 2004 primarily relate to capitalized costs of computer software developed for internal use and computer equipment. Capital expenditures for quarter ended March 31, 2003 primarily relate to software, hardware and capitalized computer software development costs associated with the IT system conversion in Insight North America and capitalized costs of computer software developed for internal use. We expect capital expenditures in 2004, primarily relating to purchased software and internal development of software enhancements related to our IT systems and purchases of computer equipment, to be between $15.0 million and $20.0 million.

     Net cash used in financing activities. The total outstanding balance under our line of credit and accounts receivable securitization facility was reduced to $8.1 million at March 31, 2004 from $30.0 million at March 31, 2003 and at March 31, 2004, we had $44.2 million on hand in cash and cash equivalents. At March 31, 2004, a total of $177.7 million was available under our line of credit and accounts receivable securitization facility.

     We anticipate that cash flow from operations, together with the funds available under our financing facilities, will be adequate to support our presently anticipated cash and working capital requirements for operations through 2004 and longer if we successfully renew our short-term finance facility when its current term ends on December 30, 2004. We have no reason to believe the facility will not be renewed at the end of its current term.

     We may need additional debt or equity financing to continue funding our internal growth beyond 2004. In addition, as part of our long-term growth strategy, we intend to consider appropriate acquisition opportunities from time to time, which may require additional debt or equity financing.

Financing Facilities

     Our financing facilities include a $200.0 million accounts receivable securitization financing facility, a $30.0 million revolving line of credit and a $40.0 million inventories financing facility.

     We have an agreement to sell receivables periodically to a special purpose accounts receivable and financing entity (the “SPE”), which is exclusively engaged in purchasing receivables from us. The SPE is a wholly-owned, bankruptcy-remote entity that we have included in our condensed consolidated financial statements. The SPE funds its purchases by selling undivided interests in up to $200.0 million of eligible trade accounts receivable to a multi-seller conduit administered by an independent financial institution. The sales to the conduit do not qualify for sale treatment under SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” as we maintain effective control over the receivables that are sold. Accordingly, the receivables remain recorded on our condensed consolidated financial statements. At March 31, 2004, the SPE owned $291.5 million of receivables that are recorded at fair value and are included in our condensed consolidated balance sheet, of which $165.8 million was eligible for funding. The financing facility expires December 30, 2004. There were no amounts outstanding at March 31, 2004. Interest is payable monthly, and the interest rate at March 31, 2004 would have been 1.62%. We also pay a commitment fee on the facility equal to 0.35% of the unused balance. At March 31, 2004,

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

$165.8 million was available under the facility. We have no reason to believe the facility will not be renewed at the end of its current term.

     As of March 31, 2004, we had $8.1 million outstanding under our $30.0 million revolving line of credit. The line of credit bears interest, payable quarterly, at a rate chosen by us among available rates subject to our leverage ratio and other terms and conditions. The available rates are the financial institution’s floating rate or the LIBOR based rate (5.55% and 2.64%, respectively at March 31, 2004). Any amounts outstanding are recorded as long-term liabilities. The credit facility expires on December 31, 2005. We have an outstanding letter of credit that reduces the availability on this line of credit by $10 million. At March 31, 2004, $11.9 million was available under the line of credit.

     Our $40.0 million secured inventories financing facility can be used to facilitate the purchases of inventories from certain suppliers and amounts outstanding are classified on the condensed consolidated balance sheet as accounts payable. As of March 31, 2004, there was $2.9 million outstanding under the inventories financing facility and $37.1 million was available. This facility is non-interest bearing if paid within its terms and expires December 31, 2005.

     Our financing facilities contain various covenants including the requirement that we maintain a specified amount of tangible net worth and comply with leverage and minimum fixed charge requirements. We were in compliance with all such covenants at March 31, 2004.

Factors That May Affect Future Results and Financial Condition

     Changes in the economic environment and/or IT industry may reduce demand for the products and services we sell. Our results of operations are influenced by a variety of factors, including general economic conditions, the condition of the IT industry, shifts in demand for or availability of computer and related products and industry introductions of new products, upgrades or methods of distribution. Additionally, the potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways that cannot presently be predicted. Over the past few years, the computer industry in general has felt the effects of the slowdown in the United States and European economies, and we specifically saw a decrease in demand for the products and services we sell. Net sales can be dependent on demand for specific product categories, and any change in demand for or supply of such products could have a material adverse effect on our net sales if we fail to react in a timely manner to such changes. Our operating results are also highly dependent upon our level of gross profit as a percentage of net sales which fluctuates due to numerous factors, including changes in prices from suppliers, reductions in the amount of supplier reimbursements and marketing funds that are made available, volumes of purchases, changes in customer mix, the relative mix of products sold during the period, general competitive conditions, the availability of opportunistic purchases and opportunities to increase market share. In addition, our expense levels, including the costs and salaries incurred in connection with the hiring of account executives, are based, in part, on anticipated net sales. Therefore, we may not be able to reduce spending in a timely manner to compensate for any unexpected net sales shortfall. As a result, comparisons of our quarterly financial results should not be relied upon as an indication of future performance.

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

     Additionally, product resellers and direct marketers are combining operations or acquiring or merging with other resellers and direct marketers to increase efficiency. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their product and service offerings. Accordingly, it is possible that new competitors or alliances among competitors may emerge and acquire significant market share. Generally, pricing is very aggressive in the industry, and we expect pricing pressures to continue. There can be no assurance that we will be able to offset the effects of price reductions with an increase in the number of customers, higher net sales, cost reductions or otherwise. Price reductions by our competitors that we either cannot or choose not to match could result in an erosion of our market share and/or reduced sales or, to the extent we match such reductions, could result in reduced operating margins, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

     We rely on our suppliers for product availability, marketing funds, purchasing incentives and competitive products to sell. We acquire products for resale both directly from manufacturers and indirectly through distributors. The loss of a supplier could cause a disruption in the availability of products. The reduction in the amount of credit granted to us by our suppliers could increase our cost of working capital and have a material adverse effect on our business, results of operations and financial condition. Additionally, there is no assurance that as manufacturers continue to sell directly to end users, they will not limit or curtail the availability of their product to resellers, such as us. Certain of the products offered from time to time by us may become subject to manufacturer allocation, which limits the number of units of such products available to us. Our inability to obtain a sufficient quantity of product or an allocation of products from a manufacturer in a way that favors one of our competitors relative to us could cause us to be unable to fill customers’ orders in a timely manner, or at all, which could have a material adverse effect on our business, results of operations and financial condition.

     Certain manufacturers provide us with substantial incentives in the form of payment discounts, supplier reimbursements, marketing funds, price protections and rebates. Supplier funds are used to offset, among other things, cost of goods sold, marketing costs and other operating expenses. Certain of these funds are based on our volume of net sales or purchases, growth rate of net sales or purchases and marketing programs. If we do not grow our net sales over prior periods, this could have a material negative effect on the amount of incentives offered to us by our manufacturers. No assurance can be given that we will continue to receive such incentives or that we will be able to collect outstanding amounts relating to these incentives in a timely manner, or at all. A reduction in, the discontinuance of, a significant delay in receiving or the inability to collect such incentives could have a material adverse effect on our business, results of operations and financial condition.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Although product is available from multiple sources via the distribution channel as well as directly from manufacturers, we rely on the manufacturers of products we offer for not only product availability and supplier reimbursements, but also for development of products that compete effectively with products of manufacturers we do not currently offer, particularly Dell. We do have the ability to sell Dell product if it is specifically requested by our customers and approved by Dell, although we do not proactively advertise or offer Dell products.

     We rely on a limited number of outsourcing clients. Through our Direct Alliance operating segment which represented 3% and 14% of our consolidated net sales and earnings from operations, respectively, in the first quarter of 2004, we perform business process outsourcing services for a small number of manufacturers in the computer and consumer electronics industry pursuant to various arrangements. For the quarter ended March 31, 2004, one outsourcing client accounted for approximately 61% of Direct Alliance’s net sales. For the quarter ended March 31, 2004, the top three clients represented 91% of Direct Alliance’s net sales. Although the contracts with these clients are generally multi-year contracts, these clients may cancel their contracts under certain circumstances on relatively short notice, elect to not renew them upon expiration or renew them on terms that are less favorable to us. There is no assurance that we will be able to replace any outsourcing clients that terminate or fail to renew their relationships with us or that we will be able to renew existing contracts on terms that are as favorable to us as the current terms. Additionally, we seek to expand our offerings both within and outside of the computer industry. The failure to maintain current arrangements or the inability to enter into new ones within or outside the computer industry could have a material adverse effect on our business, results of operations and financial condition. Substantially all of our current outsourcing clients are manufacturers in the computer industry, and, therefore, are subject to the same industry risks as we are with respect to our Insight North America and Insight UK operations. These risks may negatively affect the amount of business our clients outsource to us and the performance fees we receive from clients that are based on the volume of client product we sell or process through our systems.

     Disruptions in our information and telephone communication systems could affect our ability to service our customers and cause us to incur additional expenses. We believe that our success to date has been, and future results of operations will be, dependent in large part upon our ability to provide prompt and efficient service to customers. Our ability to provide such services is largely dependent on the accuracy, quality and utilization of the information generated by our information systems, which affect our ability to manage our sales, customer service, distribution, inventories and accounting systems and the reliability of our telephone communication systems. In January 2004, we completed the IT system conversion across all of Insight’s operations serving United States customers and will be making enhancements to the system during 2004. In 2006, we will likely convert Insight’s United Kingdom and Canadian operations to this software platform. There can be no assurances that these enhancements or conversions will not cause disruptions in our business, and any such disruption could have a material adverse effect on our results of operations and financial condition. Although we have built redundancy into most of our systems, have documented system outage policies and procedures and have comprehensive data backup, we do not have a formal disaster recovery or business continuity plan; therefore, a substantial interruption in our information systems or in our telephone communication systems would have a material adverse effect on our business, results of operations and financial condition.

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

     We depend on certain key personnel. Our future success will be largely dependent on the efforts of key management personnel. The loss of one or more of these key employees could have a material adverse effect on our business, results of operations and financial condition. We also recently stated our intention to hire a new chief executive officer and our desire to enhance our executive management team through the addition of one or more seasoned executives. We cannot assure you that we will be able to attract or retain highly qualified executive personnel or that any such executive personnel, including a new chief executive officer, will be able to integrate into the Company and lead it effectively in directions that will increase stockholder value. We also believe that our future success will be largely dependent on our continued ability to attract and retain highly qualified management, sales, service and technical personnel. We cannot assure you that we will be able to attract and retain such personnel, including a new chief executive officer. Further, we make a significant investment in the training of our sales account executives. Our inability to retain such personnel or to train them rapidly enough to meet our expanding needs could cause a decrease in the overall quality and efficiency of our sales staff, which could have a material adverse effect on our business, results of operations and financial condition.

     Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain employees, and proposed changes in accounting for equity compensation could adversely affect earnings. We have historically used stock options as key components of our total employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. Volatility or lack of positive performance in our stock price may also adversely affect our ability to retain key employees, all of whom have been granted stock options, or attract additional highly qualified personnel. Many of our outstanding employee stock options have exercise prices in excess of our current stock price. To the extent these circumstances continue or recur, our ability to retain present employees may be adversely affected. In addition, the Financial Accounting Standards Board has proposed changes to GAAP that would require us and other companies to record a charge to earnings for employee stock option grants and other equity incentives. Moreover, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future, which may result in changes in our equity compensation strategy. These and other developments in the provision of equity compensation to employees could make it more difficult to attract, retain and motivate employees and result in additional expense.

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

     Our principal financing facility expires on December 30, 2004, and if we are unable to renew this facility or replace it on acceptable terms, we may incur higher interest expenses or your equity interest may be diluted. Our financing facilities include a $200 million accounts receivable securitization financing facility, a $30 million revolving line of credit and a $40 million inventories financing facility. The availability under each of these facilities is subject to formulas based on our eligible trade accounts receivable or inventories. As of March 31, 2004, the aggregate outstanding balance under these facilities was $8.1 million, and we had $177.7 million available. The accounts receivable securitization financing facility expires December 30, 2004, and the line of credit and inventories facility expire on December 31, 2005. We have no reason to believe the accounts receivable securitization financing facility will not be renewed on or before December 30, 2004. However, it is possible that we may be unable to renew our existing accounts receivable securitization financing facility or secure alternative financing or, if we are able to renew our existing accounts receivable securitization financing facility or secure alternative financing, it may be on less favorable terms, such as higher interest rates. If we were unable to renew our existing accounts receivable securitization financing facility or secure alternative financing, we may be required to seek other financing alternatives such as selling additional equity securities or convertible debt securities that would dilute the equity interests of current stockholders. We cannot assure you that we will be able to obtain such financing on terms favorable to us or at all.

     Recently enacted and proposed changes in securities laws and regulations will increase our costs and divert management’s attention from operations. The Sarbanes-Oxley Act of 2002 (the “Act”) became law in July 2002 and has required changes in some of our corporate governance, public disclosure and compliance practices. The Act also requires the SEC to promulgate new rules on a variety of subjects, some of which are already in place. In addition, the NASD adopted revisions to its corporate governance requirements for companies, like us, that are listed on Nasdaq. To maintain high standards of corporate governance and public disclosure, we have invested and will continue to invest all reasonably necessary resources to comply with evolving standards. This significant investment in these areas increases our legal, internal audit, board of directors and financial costs and diverts management time and attention from other activities. The risk of litigation and claims of personal liability for corporate action or inaction could make it more difficult for us to attract and retain executive officers, including a new chief executive officer, and qualified members for our board of directors, particularly to serve on the audit committee.

     The results of litigation may affect our operating results. From time to time we will be made defendants to lawsuits both in the ordinary course of business and as a result of other circumstances. Depending on the claims made and the nature of the relief sought, any such lawsuit, if decided against us, could adversely affect our results of operations. We are a defendant in a lawsuit, which is a consolidation of three separate actions brought by stockholders, pending in the United States District Court, District of Arizona. The lawsuit alleges, among others, violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiffs in this action allege we, and certain of our officers, made false and misleading statements pertaining to our business, operations and management in an effort to inflate the price of our common stock. The lawsuit also names as co-defendants: Eric J. Crown, the Chairman of our Board of Directors; Timothy A. Crown, our Chief Executive Officer and President and a director; and Stanley Laybourne, our Executive Vice President, Chief Financial Officer and Treasurer and a director. The plaintiffs seek class action status to represent all buyers of our common stock from September 3, 2001 through July 17, 2002. On September 27, 2003, the court granted our motion to dismiss plaintiffs’ amended complaint, but allowed plaintiffs leave to file an amended complaint, which they did on October 31, 2003. On January 9, 2004, we filed a motion to dismiss the second amended complaint, and the

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Court heard oral argument on the motion to dismiss on May 3, 2004. We will continue to defend the case vigorously; however, there can be no assurances that the court will grant our motion to dismiss or that, if the cases are not dismissed, that we will prevail at trial. No estimate for the costs of defense, other than the deductible amount under our directors and officers liability insurance policies, has been included in our condensed consolidated financial statements, and any award to plaintiffs in excess of coverage under our insurance policies would likely have a material adverse effect on our financial condition.

     We may be subject to intellectual property infringement claims, which are costly to defend and could limit our ability to provide certain content or use certain technologies in the future. Many parties are actively developing search, indexing, e-commerce and other Web-related technologies, as well as a variety of online business models and methods. We believe that these parties will continue to take steps to protect these technologies, including, but not limited to, seeking patent protection. As a result, disputes regarding the ownership of these technologies and rights associated with online business are likely to arise in the future. In addition to existing patents and intellectual property rights, we anticipate that additional third party patents related to our services will be issued in the future. From time to time, parties assert patent infringement claims against us in the form of cease-and-desist letters, lawsuits and other communications. If there is a determination that we have infringed the proprietary rights of others, we could incur substantial monetary liability, be forced to stop selling infringing products or providing infringing services, be required to enter into costly royalty or licensing agreements, if available, or be prevented from using the rights, which could force us to change our business practices in the future. As a result, these types of claims could have a material adverse effect on our business, results of operations and financial condition.

     We issue options under our stock option plans and sell shares under our employee stock purchase plan, which dilute the interest of stockholders. We have reserved shares of our common stock for issuance under our Employee Stock Purchase Plan, our 1998 Long Term Incentive Plan (the “1998 LTIP”) and our 1999 Broad–Based Incentive Plan. As approved by our stockholders, our 1998 LTIP provides that additional shares of common stock may be reserved for issuance based on a formula contained in that plan. The formula provides that the total number of shares of common stock remaining for grant under the 1998 LTIP and any of our other option plans, plus the number of shares subject to unexercised options granted under any stock plan, shall not exceed 20% of the outstanding shares of our common stock at the time of calculation of the additional shares. Therefore, we will reserve additional shares on an ongoing basis for issuance under this plan. At March 31, 2004, we had options outstanding to acquire 7,992,585 shares of common stock with a weighted average exercise price of $17.37. Based on the 1998 LTIP formula, we had 1,675,150 shares of common stock available for grant of stock options at March 31, 2004.

     Additionally, we have reserved shares of common stock of our subsidiaries, Direct Alliance Corporation and PlusNet Technologies Limited under the Direct Alliance 2000 Long-Term Incentive Plan and the PlusNet Technologies Limited 2000 Long-Term Incentive Plan, respectively. The amount of shares of common stock reserved for issuance under these plans represents 15% of the outstanding common stock of the respective subsidiaries. At March 31, 2004, we had options outstanding to acquire 2,777,500 shares of common stock of Direct Alliance Corporation at a weighted average exercise price of $1.42 and options to acquire 4,564,500 shares of common stock of PlusNet Technologies Limited at a weighted average exercise price of $0.33.

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

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Additionally, we have employment agreements with certain officers and employees under which severance payments would become payable under certain circumstances after a change in control. If all such persons were terminated, and the severance payments under the current employment agreements were to become payable, the maximum contingent severance payment calculated as of March 31, 2004 would be approximately $12.9 million.

     Any provision of our certificate of incorporation, bylaws or employment agreements, or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and also could affect the price that some investors are willing to pay for our common stock.

     Sales of additional common stock and securities convertible into our common stock may dilute the voting power of current holders. We may issue equity securities in the future whose terms and rights are superior to those of our common stock. Our certificate of incorporation authorizes the issuance of up to 3,000,000 shares of preferred stock. These are “blank check” preferred shares, meaning our board of directors is authorized to designate and issue the shares from time to time without stockholder consent. No preferred shares are outstanding, and we currently do not intend to issue any shares of preferred stock in the foreseeable future. Any shares of preferred stock that may be issued in the future could be given voting and conversion rights that could dilute the voting power and equity of existing holders of shares of common stock and have preferences over shares of common stock with respect to dividends and liquidation rights.

Recently Issued Accounting Pronouncements

     We believe there have been no significant changes during the three months ended March 31, 2004 to the items we disclosed as recently issued accounting pronouncements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We have interest rate exposure arising from our financing facilities, which have variable interest rates. These variable interest rates are affected by changes in short-term interest rates. We manage interest rate exposure by maintaining a conservative debt to equity ratio. At March 31, 2004, the fair value of our long-term debt approximated its carrying value.

     We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material given that the borrowings outstanding under the interest-bearing financing facilities totaled $8.1 million at March 31, 2004. Our financing facilities expose net earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. A change in net earnings resulting from a hypothetical 10% increase or decrease in interest rates would not be material.

     We also have foreign currency translation exposure arising from the operation of foreign entities. We monitor our foreign currency exposure and may from time to time enter into hedging transactions to manage this exposure. There were no hedging transactions during the quarter ended March 31, 2004 or hedging instruments outstanding at March 31, 2004.

INSIGHT ENTERPRISES, INC.

Item 4. Controls and Procedures

Quarterly Controls Evaluation and Related CEO and CFO Certifications.

     We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this Quarterly Report. The controls evaluation was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”).

     Attached as exhibits to this Quarterly Report are certifications of the CEO and the CFO, which are required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of Disclosure Controls.

     Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with GAAP. To the extent that components of our internal control over financial reporting are included within our Disclosure Controls, they are included in the scope of our quarterly controls evaluation.

Limitations on the Effectiveness of Controls

     The Company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

     The evaluation of our Disclosure Controls included a review of the objectives and design of the controls, the Company’s implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the controls evaluation, we sought to identify data errors, controls problems or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of

INSIGHT ENTERPRISES, INC.

management, including the CEO and CFO, concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and to supplement the disclosures made in our Annual Report on Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by our Internal Audit Department and by other personnel in our finance organization, as well as our independent auditors who evaluate them in connection with determining their auditing procedures related to their report on our annual financial statements although not to provide assurance on our controls. Our goal is to monitor our Disclosure Controls and modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

     Among other matters, we also considered whether our evaluation identified any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, and whether the Company had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. This information was important both for the controls evaluation generally and because item 5 in the certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent auditors. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions,” which are deficiencies in the design or operation of controls that could adversely affect our ability to record, process, summarize and report financial data in the financial statements. Auditing literature defines “material weakness” as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to address other controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

Conclusions

     Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Quarterly Report, our Disclosure Controls were effective to provide reasonable assurance that material information relating to Insight Enterprises, Inc. and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

     We are a defendant in a lawsuit, which is a consolidation of three separate actions brought by stockholders, pending in the United States District Court, District of Arizona. The lawsuit alleges, among others, violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiffs in this action allege we, and certain of our officers, made false and misleading statements pertaining to our business, operations and management in an effort to inflate the price of our common stock. The lawsuit also names as co-defendants: Eric J. Crown, the Chairman of our Board of Directors; Timothy A. Crown, our Chief Executive Officer and President and a director; and Stanley Laybourne, our Executive Vice President, Chief Financial Officer and Treasurer and a director. The plaintiffs seek class action status to represent all buyers of our common stock from September 3, 2001 through July 17, 2002. On September 27, 2003, the court granted our motion to dismiss plaintiffs’ amended complaint, but allowed plaintiffs leave to file an amended complaint, which they did on October 31, 2003. On January 9, 2004, we filed a motion to dismiss the second amended complaint, and the Court heard oral argument on the motion to dismiss on May 3, 2004. We will continue to defend the case vigorously; however, there can be no assurances that the court will grant our motion to dismiss or that, if the cases are not dismissed, that we will prevail at trial. No estimate for the costs of defense, other than the deductible amount under our directors and officers liability insurance policies has been included in our consolidated financial statements, and any award to plaintiffs in excess of coverage under our insurance policies would likely have a material adverse effect on our financial condition.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. (unless otherwise noted, exhibits are filed herewith)

Exhibit No.	Description
3.1	Composite Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of our annual report on Form 10-K for the year ended December 31, 2001 filed on April 1, 2002).
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of our annual report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).
4.2	Stockholder Rights Agreement (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on March 17, 1999).
10.1(1)	PlusNet Technologies Ltd. 2000 Long-Term Incentive Plan – Amended and Restated October 2000.
31.1	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

     (1) Management contract or compensatory plan or arrangement.

INSIGHT ENTERPRISES, INC.

(b)	Current Reports on Form 8-K filed or furnished during the quarter covered by this Form 10-Q are as follows:

A Form 8-K was furnished on February 5, 2004, and included, under Item 12, a press release entitled “Insight Enterprises, Inc. Reports Fourth Quarter Results” containing consolidated financial statements and other information for the fourth quarter of 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 10, 2004	INSIGHT ENTERPRISES, INC.

	By:	/s/ Timothy A. Crown

Timothy A. Crown
Chief Executive Officer

	By:	/s/ Stanley Laybourne

Stanley Laybourne
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Composite Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of our annual report on Form 10-K for the year ended December 31, 2001 filed on April 1, 2002).
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of our annual report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).
4.2	Stockholder Rights Agreement (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on March 17, 1999).
10.1(1)	PlusNet Technologies Ltd. 2000 Long-Term Incentive Plan - Amended and Restated October 2000.
31.1	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

     (1) Management contract or compensatory plan or arrangement.