Form 10-Q
period 2004-06-30
INSIGHT ENTERPRISES INC
filed 2004-08-09
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2004

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

The number of shares outstanding of the issuer’s common stock as of August 2, 2004 was 48,505,227.

INSIGHT ENTERPRISES, INC.
FORM 10-Q QUARTERLY REPORT
Three Months Ended June 30, 2004

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

     Certain statements in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I Item 2, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect net sales, gross profit, operating expenses, earnings from operations or net earnings; projections of capital expenditures; projections for growth; hiring plans; plans for future operations; financing needs or plans; plans relating to our products and services; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statement. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:

•	changes in the economic environment and/or IT industry;

•	actions of competitors, including manufacturers of products we sell;

•	reliance on suppliers for product availability, marketing funds, purchasing incentives and competitive products to sell;

•	reliance on a limited number of outsourcing clients;

•	disruptions in our information and telephone communication systems;

•	risks associated with international operations;

•	dependence on key personnel;

•	decreased effectiveness of equity compensation and proposed changes in accounting for equity compensation;

•	rapid changes in product standards;

•	integration and operation of future acquired businesses;

•	ability to renew or replace short-term financing facilities;

•	recently enacted and proposed changes in securities laws and regulations;

•	results of litigation;

•	intellectual property infringement claims; and

•	risks that are otherwise described from time to time in our Securities and Exchange Commission (“SEC”) reports, including but not limited to the items discussed in “Factors that Could Affect Future Results” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I Item 2 of this report.

We assume no obligation to update, and do not intend to update, any forward-looking statements.

PART 1- FINANCIAL INFORMATION

Item 1. Financial Statements

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,607	$41,897
Accounts receivable, net of allowances for doubtful accounts of $20,194 and $20,175, respectively	391,597	381,968
Inventories	88,287	89,254
Inventories not available for sale	14,087	22,031
Deferred income taxes and other current assets	37,151	35,645

Total current assets	591,729	570,795
Property and equipment, net	119,560	120,247
Goodwill	101,275	100,478
Other assets	280	604

	$812,844	$792,124

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$192,617	$209,060
Accrued expenses and other current liabilities	48,978	66,437
Short-term financing facility	65,000	55,000

Total current liabilities	306,595	330,497
Line of credit	—	10,004
Deferred income taxes	16,254	12,254
Stockholders’ equity:
Preferred stock, $.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 100,000 shares authorized; 48,441 shares at June 30, 2004 and 47,116 shares at December 31, 2003 issued and outstanding	484	471
Additional paid-in capital	287,721	266,803
Retained earnings	179,967	150,351
Accumulated other comprehensive income - foreign currency translation adjustment	21,823	21,744

Total stockholders’ equity	489,995	439,369

	$812,844	$792,124

See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales	$769,054	$725,414	$1,501,706	$1,436,685
Costs of goods sold	672,503	637,153	1,311,501	1,263,439

Gross profit	96,551	88,261	190,205	173,246
Operating expenses:
Selling and administrative expenses	73,554	73,628	146,166	147,284
Restructuring expenses	—	639	—	3,465
Reductions in liabilities assumed in previous acquisition	—	—	(3,160)	(2,504)

Earnings from operations	22,997	13,994	47,199	25,001
Non-operating expense, net	542	1,025	129	2,242

Earnings before income taxes	22,455	12,969	47,070	22,759
Income tax expense	9,427	4,800	17,454	7,563

Net earnings	$13,028	$8,169	$29,616	$15,196

Earnings per share:
Basic	$0.27	$0.18	$0.62	$0.33

Diluted	$0.26	$0.18	$0.60	$0.33

Shares used in per share calculation:
Basic	48,394	46,136	48,041	46,114

Diluted	49,194	46,255	49,036	46,192

See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share data)
(unaudited)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$29,616	$15,196
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,109	15,044
Provision for losses on accounts receivable	3,167	4,717
Write-downs of obsolete, slow-moving and non-salable inventories	2,737	5,275
Equity in loss of investee	131	—
Tax benefit from stock options exercised	4,281	—
Deferred income taxes	3,943	(4,082)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(12,273)	38,910
Decrease in inventories	6,160	5,901
(Increase) decrease in other current assets	(1,377)	8,233
Increase in other assets	(105)	(2,635)
Decrease in accounts payable	(17,366)	(8,722)
(Decrease) increase in accrued expenses and other current liabilities	(17,590)	8,731

Net cash provided by operating activities	12,433	86,568

Cash flows from investing activities:
Purchases of property and equipment	(10,252)	(12,988)
Investment in equity method investee	(400)	—

Net cash used in investing activities	(10,652)	(12,988)

Cash flows from financing activities:
Net repayments on short-term financing facility and line of credit	(4)	(76,182)
Net repayment of long-term debt and capital leases	—	(1,792)
Proceeds from sales of common stock through employee stock plans	16,650	1,076

Net cash provided by (used in) financing activities	16,646	(76,898)

Foreign currency impact on cash flow	283	893

Increase (decrease) in cash and cash equivalents	18,710	(2,425)
Cash and cash equivalents at beginning of period	41,897	30,930

Cash and cash equivalents at end of period	$60,607	$28,505

See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position as of June 30, 2004, the results of operations for the three and six months ended June 30, 2004 and 2003, and the cash flows for the six months ended June 30, 2004 and 2003. The condensed consolidated balance sheet as of December 31, 2003 was derived from the audited consolidated financial statements at such date. The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America (“GAAP”).

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

     The equity method of accounting is used for an investment in a company over which we have significant influence, but do not control. Significant influence is generally deemed to exist when we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. We have an equity investment in our June 30, 2004 balance sheet and statement of earnings for the three months ended June 30, 2004. See Note 4 for additional information regarding our equity method investment.

2.	Stock Based Compensation

     We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation — an interpretation of APB Opinion No. 25” to account for our fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic value-based method of accounting described above and have adopted the disclosure requirements of SFAS No. 123. Accordingly, we do not recognize compensation expense for any of our stock-based plans because we do not issue options at exercise prices below the market value at date of grant. Had compensation cost for our stock-based plans been determined consistent with SFAS No. 123, our net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net earnings as reported	$13,028	$8,169	$29,616	$15,196
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,242)	52	(4,167)	(2,067)

Pro forma net earnings	$10,786	$8,221	$25,449	$13,129

Basic earnings per share:
As reported	$0.27	$0.18	$0.62	$0.33

Pro forma	$0.22	$0.18	$0.53	$0.28

Diluted earnings per share:
As reported	$0.26	$0.18	$0.60	$0.33

Pro forma	$0.22	$0.18	$0.52	$0.28

     For purposes of the SFAS No. 123 pro forma net earnings and net earnings per share calculations, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants of stock options in Insight Enterprises, Inc. during the three months ended June 30, 2004: dividend yield – 0%; expected volatility – 74%; risk-free interest rate – 3.24%; and expected lives – 3.01 years. We did not issue any stock options in PlusNet or Direct Alliance during the three and six months ended June 30, 2004.

3.	Earnings Per Share (“EPS”)

     Basic EPS is computed by dividing net earnings available to common stockholders by the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect of stock options assumed to be exercised using the treasury stock method. The reconciliation of the numerators and denominators of the basic and diluted EPS calculations were as follows for the three and six month periods ended June 30, 2004 and 2003 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Numerator:
Net earnings	$13,028	$8,169	$29,616	$15,196

Denominator:
Weighted-average shares used to compute basic EPS	48,394	46,136	48,041	46,114
Dilutive potential common shares due to dilutive options and other stock based awards, net of tax effect	800	119	995	78

Weighted-average shares used to compute diluted EPS	49,194	46,255	49,036	46,192

Earnings per share:
Basic	$0.27	$0.18	$0.62	$0.33

Diluted	$0.26	$0.18	$0.60	$0.33

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

     The following weighted average outstanding stock options during the three and six month periods ended June 30, 2004 and 2003 were not included in the diluted EPS calculations because the exercise prices of these options were greater than the average market price of our common stock during the respective periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Weighted-average outstanding stock options having no dilutive effect (in thousands)	4,865	7,276	3,620	7,728

4.	Equity Method Investment

     In March 2004, we invested in ExecTechDirect Technology, Inc. dba Executive Technology (“ET”), a minority-owned reseller of information technology products and services. We recorded the initial investment of $400,000 at cost in “other assets” on our condensed consolidated balance sheet. Our investment represents 20% of the total outstanding common and preferred shares of ET in the form of Series A Preferred shares and is accounted for under the equity method. Accordingly, 20% of ET’s earnings or losses is recorded in non-operating expense, net. At the time of investment, the entire basis of our investment exceeded the underlying equity in the net assets of the investee. Therefore, we accounted for the investment as goodwill embedded in our investment. We will not record amortization expense associated with such embedded goodwill but will assess whether such embedded goodwill is impaired on an annual basis. In addition to the 20% net earnings or loss recorded, we will increase our investment, to the extent deemed recoverable, by the amount of cumulative distributions of profit sharing equal to 20% of ET’s cumulative net earnings. These cumulative dividends are accrued but not paid until twenty-four months after the date of the original agreement and then only if ET has achieved certain financial ratios. For the three months ended June 30, 2004, we recorded $131,000 of non-operating expenses, representing 20% of ET’s losses, and $0 for cumulative dividends.

     ET also purchases products and services from other of our subsidiaries at rates and terms that we believe are no different than would be negotiated in arm’s length transactions. Where appropriate, intercompany transactions and balances have been eliminated. At June 30, 2004, certain of our subsidiaries held receivables, net, from ET in the amount of $215,000.

5.	Goodwill

     The changes in the carrying amount of goodwill for the six months ended June 30, 2004 are as follows (in thousands):

	Insight
	North
	America	PlusNet	Total
Balance at December 31, 2003	$85,703	$14,775	$100,478
Final earn-out payment related to the Comark acquisition	733	—	733
Currency translation adjustment	(167)	231	64

Balance at June 30, 2004	$86,269	$15,006	$101,275

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6.	Financing Facilities

     Our financing facilities include a $200,000,000 accounts receivable securitization financing facility, a $30,000,000 revolving line of credit and a $40,000,000 inventories financing facility.

     We have an agreement to sell receivables periodically to a special purpose accounts receivable and financing entity (the “SPE”), which is exclusively engaged in purchasing receivables from us. The SPE is a wholly-owned, bankruptcy-remote entity that we have included in our condensed consolidated financial statements. The SPE funds its purchases by selling undivided interests in up to $200,000,000 of eligible trade accounts receivable to a multi-seller conduit administered by an independent financial institution. The sales to the conduit do not qualify for sale treatment under SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” as we maintain control over the receivables that are sold. Accordingly, the receivables remain recorded on our condensed consolidated financial statements. At June 30, 2004, the SPE owned $324,400,000 of receivables that were recorded at fair value and included in our condensed consolidated balance sheet, of which $180,300,000 was eligible for funding. The financing facility expires December 30, 2004, and, accordingly, the $65,000,000 outstanding at June 30, 2004 is recorded in current liabilities. Interest is payable monthly, and the interest rate at June 30, 2004 on borrowed funds was 1.69% per annum. We also pay a commitment fee on the facility equal to 0.35% of the unused balance. At June 30, 2004, $115,300,000 was available under the facility. We have no reason to believe the facility will not be renewed at the end of its current term.

     As of June 30, 2004, there were no amounts outstanding under our $30,000,000 revolving line of credit. The line of credit bears interest, payable quarterly, at a rate chosen by us among available rates subject to our leverage ratio and other terms and conditions. The available rates are the financial institution’s floating rate or the London Interbank Offered Rate (LIBOR) based rate (5.55% and 2.92%, respectively, at June 30, 2004). The credit facility expires on December 31, 2005 and accordingly, any amounts outstanding are recorded as long-term liabilities. We have an outstanding letter of credit that reduces the availability on this line of credit by $10,000,000. At June 30, 2004, $20,000,000 was available under the line of credit.

     Our $40,000,000 secured inventories financing facility can be used to facilitate the purchases of inventories from certain suppliers and amounts outstanding are recorded as accounts payable. As of June 30, 2004, there was $5,600,000 outstanding under the inventories financing facility and $34,400,000 was available. This facility is non-interest bearing if paid within its terms and expires on December 31, 2005.

     Our facilities contain various covenants including the requirement that we maintain a specified amount of tangible net worth and comply with leverage and minimum fixed charge requirements. We were in compliance with all such covenants at June 30, 2004.

7.	Income Taxes

     Our effective tax rates for the three and six months ended June 30, 2004 were 42.0% and 37.1%, respectively. For the three months ended June 30, 2004, our effective tax rates differ from the United States federal statutory rate of 35% primarily due to (i) the accrual of deferred tax expense resulting from our determination that the investment in PlusNet no longer met the indefinite reversal criteria as defined by GAAP, (ii) the recognition of an income tax benefit for valuation allowance releases related primarily to the utilization of depreciation allowance carryforwards, and (iii) state income taxes, net of federal income tax benefit. In addition to the foregoing, for the six months ended June 30, 2004, the effective tax rate was reduced by the recognition of an income tax benefit for valuation allowance releases related to a reduction of liabilities assumed in a previous acquisition and the utilization of capital loss carryforwards.

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

     Our effective tax rates for the three and six months ended June 30, 2003 were 37.0% and 33.2%, respectively. For the three and six months ended June 30, 2003, state income taxes, net of federal income tax benefit, and lower tax rates on earnings in Canada and the United Kingdom caused our effective tax rates to differ from the United States federal statutory rate of 35%. In addition, for the six months ended June 30, 2003, the effective tax rate was reduced by the recognition of an income tax benefit for income resulting from a reduction of liabilities assumed in a previous acquisition which was nontaxable.

8.	Restructuring and Acquisition Integration Activities

Acquisition-Related Restructuring Costs Expensed in 2003

     During the year ended December 31, 2003, Insight North America recorded $2,283,000 in restructuring expenses associated with costs incurred to close Insight North America’s distribution facility in Indiana and $639,000 in connection with the elimination of certain support and management positions. Of the remaining $458,000 still recorded at December 31, 2003 for facilities based costs, $390,000 was paid and the remaining $68,000 was adjusted and recorded as a reduction of selling and administrative expenses during the six months ended June 30, 2004.

     Also during the year ended December 31, 2003, Insight UK recorded $543,000 of restructuring expenses relating to severance associated with the elimination of service technicians and certain support and management functions. The remaining $46,000 still recorded at December 31, 2003 for employee based costs was adjusted and recorded as a reduction of selling and administrative expenses during the six months ended June 30, 2004.

     The following table details the changes in restructuring liabilities for the six months ended June 30, 2004 (in thousands):

	Insight North
	America	Insight UK
	Facilities	Employee
	Based	Termination	Consolidated
	Costs	Benefits	Total
Balance at December 31, 2003	$458	$46	$504
Adjustments	(68)	(46)	(114)
Cash payments	(390)	—	(390)

Balance at June 30, 2004	$—	$—	$—

Acquisition-Related Restructuring Costs Capitalized in 2001 as a Cost of Acquisition of Action

     In 2001, Insight UK recorded costs of $18,440,000 relating to restructuring the operations of Action plc (“Action”) as part of the integration of this acquisition. These costs consisted of employee termination benefits and facilities based costs of $3,532,000 and $14,908,000, respectively, of which $9,117,000 of facilities based costs remained accrued at December 31, 2003. Adjustments to the accrued facilities based costs during the six months ended June 30, 2004 includes the settlement of a liability assumed with the acquisition for $3,160,000 less than the amounts originally recorded and an increase of $272,000 related to fluctuations in the British pound sterling exchange rates. Facilities based costs of $2,570,000 were paid during the six months ended June 30, 2004, resulting in an ending accrual balance at June 30, 2004 of $3,659,000. Although the facilities based costs represent contractual payments under long-term leases, we are actively pursuing opportunities to negotiate a termination of these leases and have recorded the obligations as current accrued liabilities.

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

     The following table details the change in these liabilities for the six months ended June 30, 2004 (in thousands):

Facilities
Based
Costs
Balance at December 31, 2003	$9,117
Adjustments	(2,888)
Cash payments	(2,570)

Balance at June 30, 2004	$3,659

9.	Contingencies

Employment Contracts

     We have employment agreements with certain officers and management employees under which severance payments would become payable in the event of specified terminations without cause or terminations under certain circumstances after a change in control. If all such persons were terminated, and the severance payments under the current employment agreements were to become payable, the maximum contingent severance payment calculated as of June 30, 2004 would be approximately $13,900,000.

Guaranties

     In conjunction with a significant product sale made by ET, our equity method investee described in Note 4, we have provided performance and financial guaranties to a customer and a third-party product supplier on behalf of ET.

     Under the customer guaranty, we would be required to deliver products and perform under the Purchase Agreement between ET and the customer, if ET is unable to do so. With respect to this guaranty, we assessed the fair value of our obligation to stand ready to perform by considering the likelihood of occurrence of the specified triggering events or conditions requiring performance, as well as other assumptions and factors. We determined that the fair value of this guaranty is not material to our financial position, results of operations or cash flow, and, accordingly, no liability has been recorded related to this guaranty.

     Under the third-party supplier guaranty, we would be required to remit payments to the third-party supplier for the product purchased pursuant to the customer purchase order, if ET is unable to make such payments. This guaranty expires on September 5, 2004, and the maximum aggregate amount of this guaranty was $7,285,000 at June 30, 2004. Due to the fact that the customer has a strong financial and credit history, we fully expect ET to be paid in full, which increases the likelihood that the third-party supplier will be paid. In addition, the product purchased from the third-party supplier could be resold if the customer does not remit payment. We have determined that the fair value of this guaranty is $0, and, accordingly, no liability has been recorded.

Indemnifications

     In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify either our customer or a third party service provider in the arrangement from any losses incurred relating to services performed on our behalf or for losses arising from certain defined events, which may include litigation or claims relating to past performance. These arrangements include, but are not limited to, our indemnification of our officers and directors to the maximum extent under the laws of the State of Delaware, the indemnification of our lessors for certain claims arising from our use of the leased facilities, and the indemnification of the bank that provides our credit facilities for certain claims arising from the bank’s grants of

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

credit to us. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments, if any, related to these indemnifications have been immaterial, and we have not accrued any liabilities related to such indemnifications in our condensed consolidated financial statements.

Legal Proceedings

     We are a defendant in a lawsuit, which is a consolidation of four separate actions brought by stockholders in July 2002 in the United States District Court, District of Arizona. The lawsuit alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the SEC. The plaintiffs in this action allege we, and certain of our officers, made false and misleading statements pertaining to our business, operations and management in an effort to inflate the price of our common stock. The lawsuit also names as co-defendants: Eric J. Crown, the Chairman of our Board of Directors; Timothy A. Crown, our Chief Executive Officer and President and a director; and Stanley Laybourne, our Executive Vice President, Chief Financial Officer and Treasurer and a director. The plaintiffs seek class action status to represent all buyers of our common stock from September 3, 2001 through July 17, 2002. On September 27, 2003, the court granted our motion to dismiss plaintiffs’ amended complaint, but allowed plaintiffs leave to file an amended complaint, which they did on October 31, 2003. On May 11, 2004, the court granted our motion to dismiss the second amended complaint with prejudice and without leave to amend. Plaintiffs have appealed the dismissal to the Ninth Circuit Court of Appeals. We will continue to defend the case vigorously. The costs associated with defending the allegations in this lawsuit and the potential outcome cannot be determined at this time and, accordingly, no estimate for such costs has been included in these condensed consolidated financial statements.

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

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

defined as net sales from external customers. None of our customers exceeded ten percent of consolidated net sales.

     As a result of the completion of the initial public offering (“IPO”) of PlusNet in the United Kingdom, discussed in Note 11, starting in the quarter ending September 30, 2004, PlusNet will no longer be reported as a separate operating segment.

     The table below presents information about our reportable operating segments as of and for the three months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30, 2004
	Insight
	North	Insight	Direct
	America	UK	Alliance	PlusNet	Consolidated
Net sales	$634,451	$105,171	$17,438	$11,994	$769,054
Costs of goods sold	561,810	89,956	12,641	8,096	672,503

Gross profit	72,641	15,215	4,797	3,898	96,551
Operating expenses:
Selling and administrative expenses	56,649	12,928	1,659	2,318	73,554

Earnings from operations	$15,992	$2,287	$3,138	$1,580	$22,997

Total assets	$809,347	$113,823	$61,880	$34,067	$812,844	*

	Three Months Ended June 30, 2003
	Insight
	North	Insight	Direct
	America	UK	Alliance	PlusNet	Consolidated
Net sales	$609,906	$90,702	$18,292	$6,514	$725,414
Costs of goods sold	540,872	78,763	13,344	4,174	637,153

Gross profit	69,034	11,939	4,948	2,340	88,261
Operating expenses:
Selling and administrative expenses	59,624	11,249	1,143	1,612	73,628
Restructuring expenses	639	—	—	—	639

Earnings from operations	$8,771	$690	$3,805	$728	$13,994

Total assets	$647,226	$99,901	$53,079	$26,720	$719,251	*

*Condensed consolidated total assets include net intercompany eliminations and corporate assets of $206,273 and $107,675 at June 30, 2004, and 2003, respectively.

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

     The table below presents information about our reportable operating segments as of and for the six months ended June 30, 2004 and 2003 (in thousands):

	Six Months Ended June 30, 2004
	Insight
	North	Insight	Direct
	America	UK	Alliance	PlusNet	Consolidated
Net sales	$1,216,763	$225,648	$36,134	$23,161	$1,501,706
Costs of goods sold	1,075,360	193,714	26,535	15,892	1,311,501

Gross profit	141,403	31,934	9,599	7,269	190,205
Operating expenses:
Selling and administrative expenses	111,879	26,233	3,189	4,865	146,166
Reductions in liabilities assumed in previous acquisition	—	(3,160)	—	—	(3,160)

Earnings from operations	$29,524	$8,861	$6,410	$2,404	$47,199

Total assets	$809,347	$113,823	$61,880	$34,067	$812,844	*

	Six Months Ended June 30, 2003
	Insight
	North	Insight	Direct
	America	UK	Alliance	PlusNet	Consolidated
Net sales	$1,201,302	$185,129	$37,910	$12,344	$1,436,685
Costs of goods sold	1,067,303	160,126	28,251	7,759	1,263,439

Gross profit	133,999	25,003	9,659	4,585	173,246
Operating expenses:
Selling and administrative expenses	118,354	23,246	2,341	3,343	147,284
Restructuring expenses	2,922	543	—	—	3,465
Reductions in liabilities assumed in previous acquisition	—	(2,504)	—	—	(2,504)

Earnings from operations	$12,723	$3,718	$7,318	$1,242	$25,001

Total assets	$647,226	$99,901	$53,079	$26,720	$719,251	*

*Condensed consolidated total assets include net intercompany eliminations and corporate assets of $206,273 and $107,675 at June 30, 2004, and 2003, respectively.

11.	Subsequent Event

     We successfully completed an IPO of 13,900,000 shares of PlusNet at a public offering price of £0.90 per share (approximately $1.67 a share). Trading in PlusNet shares began on July 14, 2004 under the symbol “PNT” on AIM, a market of the London Stock Exchange. Insight Enterprises, Inc. sold 11,111,111 shares which resulted in gross proceeds to Insight Enterprises of £10,000,000 (approximately $18,600,000). PlusNet’s market value, based on the public offering price, was £25,110,000 (approximately $46,705,000) compared to the £9,126,000 (approximately $16,933,000) that we paid for PlusNet. We will record a gain in the three month period ending September 30, 2004 on our sale of shares of approximately $6,176,000. Additionally, in the three month period ending September 30, 2004, we will record bonus expenses of approximately $830,000 related to a management incentive plan with the top executives at PlusNet that compensates them, as a group, approximately 12.5% of the gain, after certain adjustments, related to the sales in the IPO, as well as future sales of PlusNet shares owned by Insight Enterprises. The sale of shares in the offering reduced our percentage ownership of PlusNet to approximately 45%. As a result of the sale, our investment in PlusNet, starting in the three month period ending September 30, 2004, will be accounted for under the equity method, and we will no longer report PlusNet as a separate operating segment. We are restricted from selling additional shares of PlusNet prior to

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the announcement of PlusNet’s interim results for the six month period ending June 30, 2005, without the prior consent of Robert W. Baird, the underwriters of the IPO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the condensed consolidated financial statements and the related notes that appear elsewhere in Part I Item 1 of this report.

Overview

     We are a leading provider of information technology (“IT”) products and services to businesses in the United States, Canada and the United Kingdom. Our offerings include brand name computing products, IT services and outsourcing of business processes. During the three months ended June 30, 2004, we were organized in the following four operating segments:

•	Single-source provider of IT products and services – North America (“Insight North America”);

•	Single-source provider of IT products and services – United Kingdom (“Insight UK”);

•	Business process outsourcing provider (“Direct Alliance”); and

•	Internet service provider (“PlusNet”).

     As a result of the initial public offering (“IPO”) of PlusNet shares in the United Kingdom on July 14, 2004, our ownership interest in PlusNet declined to approximately 45%. Therefore, starting in the three month period ending September 30, 2004, PlusNet will no longer be reported as a separate operating segment.

     We evaluate the performance of our operating segments based on results of operations before non-recurring items, such as restructuring expenses and reductions in liabilities assumed in previous acquisition. Reconciliations of our operating segments to consolidated results of operations can be found in Note 10 to the condensed consolidated financial statements in Part I Item 1 of this report.

     Net sales for the three months ended June 30, 2004 increased 6% to $769.1 million from $725.4 million for the three months ended June 30, 2003. Net earnings for the three months ended June 30, 2004 increased 60% to $13.0 million from $8.2 million for the three months ended June 30, 2003. For the three months ended June 30, 2004, diluted earnings per share increased 44% to $0.26 from $0.18 for the three months ended June 30, 2003. Net earnings and diluted earnings per share for the three months ended June 30, 2004 included the net effect of income tax adjustments of $853,000 related to the announcement of the PlusNet IPO and releases of deferred tax valuation allowances related to Insight UK. Net earnings and diluted earnings per share for the three months ended June 30, 2003 included Insight North America restructuring expenses of $407,000, net of taxes.

     Insight North America reported year over year and sequential sales growth of 4% and 9%, respectively, for the three months ended June 30, 2004. The sales growth was due primarily to the completion of the IT system conversion last quarter allowing a renewed focus on the customers and to businesses increasing their IT spending in a generally improving economy. Internal initiatives are now focused on ways to deliver technology solutions to business customers more effectively and efficiently. We are designing and implementing enhancements to our system and website to increase our customers’ ease of doing business with us and to further enhance the productivity of our account executives and support personnel.

     Insight UK continued to focus on increasing awareness of our single-source business model with small- and medium-sized business (“SMB”) customers. The three months ended June 30, 2004 represented Insight UK’s sixth consecutive quarter of operating profitability with earnings from operations increasing 231% over the second quarter of 2003. The second quarter is a weaker quarter for Insight UK due to a seasonally strong first quarter for large corporate and public sector customers.

     Direct Alliance continued to contribute earnings from operations and is investing in and focused on business development efforts. During the three months ended June 30, 2004, Direct Alliance signed a new client whose program is scheduled to start during the three months ended September 30, 2004. As is the case for all

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

new programs, it will take some time for the program to contribute positively to earnings from operations. However, the program provides us with opportunities for growth and client diversification.

     As discussed in Note 11 to the condensed consolidated financial statements in Part I Item 1 of this report, we successfully completed an IPO of PlusNet in the United Kingdom in July 2004. The sale of shares in the offering reduced our percentage ownership of PlusNet to approximately 45%. As a result of the sale, our investment in PlusNet, starting in the three month period ending September 30, 2004, will be accounted for under the equity method.

     During the three months ended June 30, 2004, we recorded deferred income taxes of $2.1 million for the excess of the financial statement carrying amount over the tax basis of PlusNet at June 30, 2004, reflecting the fact that United States federal income taxes will become payable as our investment in PlusNet is sold. Partially offsetting this increase in income tax expense was the recognition of a United Kingdom income tax benefit of approximately $1.3 million for valuation allowance releases primarily related to the utilization of depreciation allowance carry forwards.

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

     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and either different estimates reasonably could have been used, or changes in the accounting estimates are reasonably likely to occur periodically, that could materially affect the condensed consolidated financial statements. We believe there have been no significant changes during the six months ended June 30, 2004 to the items we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2003.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

     The following table sets forth for the period presented certain financial data as a percentage of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	87.4	87.8	87.3	87.9

Gross profit	12.6	12.2	12.7	12.1
Operating expenses:
Selling and administrative expenses	9.6	10.2	9.7	10.4
Restructuring expenses	—	0.1	—	0.2
Reductions in liabilities assumed in previous acquisition	—	—	(0.2)	(0.2)

Earnings from operations	3.0	1.9	3.2	1.7
Non-operating expense, net	0.1	0.1	0.1	0.1

Earnings before income taxes	2.9	1.8	3.1	1.6
Income tax expense	1.2	0.7	1.1	0.5

Net earnings	1.7%	1.1%	2.0%	1.1%

Three and Six Months Ended June 30, 2004 Compared to Three and Six Months Ended June 30, 2003

     Net Sales. Net sales for the three months ended June 30, 2004 increased 6% to $769.1 million from $725.4 million for the three months ended June 30, 2003. Net sales for the six months ended June 30, 2004 increased 5% to $1,501.7 million from $1,436.7 million for the six months ended June 30, 2003. Our net sales by operating segment were as follows (in thousands):

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2004	2003	Change	2004	2003	Change
Insight North America	$634,451	$609,906	4%	$1,216,763	$1,201,302	1%
Insight UK	105,171	90,702	16%	225,648	185,129	22%
Direct Alliance	17,438	18,292	(5%)	36,134	37,910	(5%)
PlusNet	11,994	6,514	84%	23,161	12,344	88%

Consolidated	$769,054	$725,414	6%	$1,501,706	$1,436,685	5%

     Insight North America’s sales increased for the three months ended June 30, 2004 by 4% to $634.5 million from $609.9 million for the three months ended June 30, 2003. This increase was primarily attributable to the completion of the IT system conversion allowing a renewed focus on customers and to businesses increasing their IT spending in a generally improving economy. Net sales increased for the six months ended June 30, 2004 by 1% to $1,216.8 million from $1,201.3 million for the six months ended June 30, 2003. The overall increase was the result of a strong second quarter, offset by decreases in net sales in the first quarter due primarily to distractions associated with the migration of account executives serving SMB customers in the United States to our Maximus system during January 2004. Insight North America had 1,252 account executives at June 30, 2004 compared with 1,309 at June 30, 2003. The decrease in account executives was due to planned headcount reductions during 2003, based on performance, in order to reduce costs and increase the productivity of the remaining account executives, offset by an increase of 58 net account executives during the six months ended June 30, 2004. For the remainder of 2004, we are not currently planning to add net account executives in Insight North America but instead will be focusing on increasing productivity and training of existing account executives.

     Insight UK’s net sales increased 16% to $105.2 million for the three months ended June 30, 2004 from $90.7 million for the three months ended June 30, 2003. Increases in the British pound sterling exchange rates accounted for $10.9 million of the increase in net sales for the three months ended June 30, 2004 over the same period last year. Excluding the effect of fluctuations in the British pound sterling exchange rates, net sales

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

increased approximately 4% compared to the same period in 2003. Insight UK’s net sales increased 22% to $225.6 million for the six months ended June 30, 2004 from $185.1 million for the six months ended June 30, 2003. Increases in the British pound sterling exchange rates accounted for $26.3 million of the increase in net sales for the six months ended June 30, 2004 over the same period last year. Excluding the effect of fluctuations in the British pound sterling exchange rates, net sales increased approximately 8% compared to the same period in 2003. The increases in net sales for the 2004 periods compared to the 2003 periods was due primarily to increasing productivity of account executives and increases in market demand from SMB and public sector customers. Insight UK had 321 account executives at June 30, 2004 compared to 272 at June 30, 2003. The increase is due to the addition of 89 net account executives during the six months ended June 30, 2004, offset by planned headcount reductions, based on performance, during 2003. For the remainder of 2004, we plan to continue to add 15 to 25 net account executives per quarter in Insight UK.

     Direct Alliance’s net sales decreased 5% to $17.4 million for the three months ended June 30, 2004, compared to $18.3 million for the three months ended June 30, 2003. Net sales decreased 5% to $36.1 million for the six months ended June 30, 2004 from $37.9 million for the six months ended June 30, 2003. Net sales declined in the 2004 periods due primarily to the wind-down of one client relationship that ended, as scheduled, during the second quarter of 2003. This client represented approximately 3% and 6%, respectively, of Direct Alliance’s net sales for the three and six months ended June 30, 2003. Direct Alliance’s net sales are concentrated with a few manufacturers of IT products. For the three and six months ended June 30, 2004, Direct Alliance’s largest outsourcing client accounted for 61% of Direct Alliance’s net sales compared to 67% and 64%, respectively, for the three and six months ended June 30, 2003. For the three and six months ended June 30, 2004, Direct Alliance’s top three outsourcing clients accounted for approximately 90% of Direct Alliance’s net sales compared to 90% and 89%, respectively, for the three and six months ended June 30, 2003.

     PlusNet grew net sales 84% to $12.0 million for the three months ended June 30, 2004, compared to net sales of $6.5 million for the three months ended June 30, 2003. Net sales increased 88% to $23.2 million for the six months ended June 30, 2004, compared to net sales of $12.3 million for the six months ended June 30, 2003. PlusNet continues to grow its broadband customer base primarily from customers migrating from “dial-up” to broadband Internet access. Increases in the British pound sterling exchange rates accounted for $1.3 million of the increase in net sales for the three months ended June 30, 2004 over the same period last year. Excluding the effect of fluctuations in the British pound sterling exchange rates, net sales increased approximately 65% compared to the same period in 2003. Increases in the British pound sterling exchange rates accounted for $2.8 million of the increase in net sales in the six months ended June 30, 2004 over the same period last year. Excluding the effect of fluctuations in the British pound sterling exchange rates, net sales increased approximately 65% from the same period in 2003.

     As discussed in Note 11 to the condensed consolidated financial statements in Part I Item 1 of this report, we successfully completed an IPO of PlusNet in the United Kingdom in July 2004. The sale of shares in the offering reduced our percentage ownership of PlusNet to approximately 45%. As a result of the sale, our investment in PlusNet, starting in the three months ending September 30, 2004, will be accounted for under the equity method.

     Gross Profit. Gross profit increased 9%, to $96.6 million for the three months ended June 30, 2004 from $88.3 million for the three months ended June 30, 2003. As a percentage of sales, gross margin increased from 12.2% for the three months ended June 30, 2003 to 12.6% for the three months ended June 30, 2004. The increase in gross margin was due primarily to:

•	a surge in referral fees from Microsoft for enterprise agreement renewals for the three months ended June 30, 2004 for Insight North America and Insight UK;

•	increases in supplier reimbursements for Insight North America and Insight UK; and

•	increases in freight margins for Insight UK.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

These increases were offset partially by decreased product and service gross margins for Insight North America due to increasing pricing pressure and an increase in the percentage of sales to large corporate and public sector customers, which are at lower gross margins.

     Gross profit for the six months ended June 30, 2004, increased 10% to $190.2 million from $173.2 million for the six months ended June 30, 2003. As a percentage of sales, gross margin increased from 12.1% for the six months ended June 30, 2003 to 12.7% for the six months ended June 30, 2004 due primarily to:

•	a surge in referral fees from Microsoft for enterprise agreement renewals for the six months ended June 30, 2004 for Insight North America and Insight UK;

•	increases in supplier reimbursements for Insight North America and Insight UK;

•	decreases in the write-downs of obsolete, slow moving and non-salable inventories for Insight North America and Insight UK due to enhanced inventory management policies and procedures; and

•	increases in freight margins and supplier discounts for Insight UK.

These increases were offset partially by decreased service gross margins for Insight North America.

     Operating Expenses.

     Selling and Administrative Expenses. Selling and administrative expenses remained consistent at $73.6 million for the three months ended June 30, 2004 and 2003, but decreased as a percent of net sales to 9.6% for the three months ended June 30, 2004 from 10.2% for the three months ended June 30, 2003. For the six months ended June 30, 2004, selling and administrative expenses decreased 1% to $146.2 million from $147.3 million for the six months ended June 30, 2003. For the six months ended June 30, 2004 selling and administrative expenses as a percentage of net sales decreased to 9.7% from 10.4% for the six months ended June 30, 2003. The decrease in selling and administrative expenses as a percentage of net sales in the 2004 periods compared to the 2003 periods was due primarily to the cost savings from completing the system conversion which eliminated accelerated depreciation, stay bonuses and redundant personnel. Also contributing to the decrease was an increase in net sales and a continued focus on cost controls in non-investment areas. These decreases were partially offset by investments in marketing, business development and hiring of senior management personnel.

     Reductions in Liabilities Assumed in Previous Acquisition. During the six months ended June 30, 2004, Insight UK settled certain liabilities assumed in the acquisition of Action in late 2001 for $3.2 million less than the amounts originally recorded. The book tax expense recorded in the condensed consolidated financial statements related to this income was only $272,000 due to the release of the valuation allowance on the related deferred tax asset.

     Non-Operating Expense, Net. Non-operating expense, net, which typically consists primarily of interest expense and interest income, decreased to $542,000 for the three months ended June 30, 2004 from $1.0 million for the three months ended June 30, 2003. Non-operating expense for the six months ended June 30, 2004 decreased to $129,000 from $2.2 million for the six months ended June 30, 2003. Interest expense of $479,000 and $658,000 for the three months ended June 30, 2004 and 2003, respectively, and $870,000 and $1.5 million for the six months ended June 30, 2004 and 2003, respectively, primarily relates to borrowings under our financing facilities. Interest expense has decreased due to decreases in outstanding interest-bearing debt during the three and six months ended June 30, 2004 compared with the 2003 periods. Interest income of $365,000 and $188,000 for the three months ended June 30, 2004 and 2003, respectively, and $726,000 and $375,000 for the six months ended June 30, 2004 and 2003, respectively, was generated through short-term investments. The increase in interest income is due to increases in the amount in cash invested in short-term investments during the three and six months ended June 30, 2004. Additionally, the majority of the cash is invested in the United Kingdom at higher interest rates than currently available in the United States.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Non-operating expenses, other than interest expense, for the three months ended June 30, 2004 and 2003 consist primarily of bank fees associated with our financing facilities and cash management. Non-operating expense, other than interest, decreased to $428,000 for the three months ended June 30, 2004 from $552,000 for the three months ended June 30, 2003. Additionally, included in non-operating expense for the three months ended June 30, 2004 is $131,000 of investment in net loss of an equity method investee as described in Note 4 to the condensed consolidated financial statements in Part I Item 1 of this report. Non-operating expense, other than interest, increased to $15,000 of income for the six months ended June 30, 2004 from $1.1 million of expense for the six months ended June 30, 2003. The increase was due primarily to two separate gains on investments that occurred during the three months ended March 31, 2004. Insight UK sold a building for a gain of $328,000, $317,000 net of tax, and Direct Alliance realized a gain of $516,000 from selling stock upon the exercise of stock options that were received from a client several years ago as compensation for a note payable extension. This gain was non-taxable due to the utilization of capital loss carry forwards.

     Income Tax Expense. Our effective tax rates for the three months ended June 30, 2004 and 2003 were 42.0% and 37.0%, respectively. The increase in the effective tax rate is due to an increase in deferred taxes related to PlusNet. As a result of the decision during the three months ended June 30, 2004 to pursue an IPO of PlusNet, we determined that the investment in PlusNet no longer met the indefinite reversal criteria. Accordingly, during the three months ended June 30, 2004, we recorded deferred income taxes of $2.1 million for the excess of the financial statement carrying amount over the tax basis of PlusNet at June 30, 2004, reflecting the fact that United States federal income taxes will become payable as our investment in PlusNet is sold. Partially offsetting this increase in the effective tax rates was the recognition of a United Kingdom income tax benefit of approximately $1.3 million for valuation allowance releases primarily related to the utilization of depreciation allowance carry forwards.

     Our effective tax rates for the six months ended June 30, 2004 and 2003 were 37.1% and 33.2%, respectively. In addition to the items noted above for the three months ended June 30, 2004 and 2003, the effective tax rate for the six months ended June 30, 2004 and 2003 was also reduced due to the treatment of the income resulting from reductions in liabilities assumed in a previous acquisition. For the six months ended June 30, 2004, the remaining valuation allowance on the related deferred tax asset was released. For the six months ended June 30, 2003, the income from the reduction of acquired liabilities was substantially non-taxable. The rate in 2004 was also reduced due to increases in net earnings in our United Kingdom operations, which are taxed at lower rates than the United States, and due to the utilization of capital loss carry forwards. These decreases are offset partially by an overall increase in our United States effective tax rate due to corporate organizational changes effective September 1, 2003, as part of our decision to collect sales tax across all applicable states.

Liquidity and Capital Resources

     The following table sets forth for the periods presented certain consolidated cash flow information (in thousands):

	Six Months Ended June 30,
	2004	2003
Net cash provided by operating activities	$12,433	$86,568
Net cash used in investing activities	(10,652)	(12,988)
Net cash provided by (used in) financing activities	16,646	(76,898)
Foreign currency exchange impact on cash flow	283	893

Increase (decrease) in cash and cash equivalents	$18,710	$(2,425)

Cash and cash equivalents at beginning of quarter	$41,897	$30,930

Cash and cash equivalents at end of quarter	$60,607	$28,505

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

     Net cash provided by operating activities. Cash flows from operations for the six months ended June 30, 2004 and 2003 were $12.4 million and $86.6 million, respectively. Cash flows from operations for the six months ended June 30, 2004 resulted primarily from net earnings before depreciation, offset by increase in accounts receivable due to increased sales compared to prior year and decreases in accounts payable and accrued expenses. Cash flows from operations for the six months ended June 30, 2003 resulted primarily from net earnings before depreciation and a decrease in accounts receivable. The decrease in accounts receivable at June 30, 2003 was due to reduced sales compared to the prior year and improved collection efforts.

     Our consolidated cash flow operating metrics are as follows:

	Six Months Ended June 30,
	2004	2003
Days sales outstanding in ending accounts receivable (“DSOs”)	47	45
Inventory turns (excluding inventories not available for sale)	30	34

     DSOs increased in the six months ended June 30, 2004 compared with the six months ended June 30, 2003 due to increases in net sales and a higher percentage of the sales being made in the last month of the six- month period. The decrease in annualized inventory turns resulted primarily from an increase in inventories due to increases in opportunistic purchases and changes in a manufacturer’s buying programs. The $14.1 million of inventories not available for sale represents inventories segregated pursuant to binding customer contracts, which will be recorded as net sales when the criteria for sales recognition are met.

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

     Net cash used in investing activities. Capital expenditures for the six months ended June 30, 2004 primarily relate to capitalized costs of computer software developed for internal use and computer equipment. Capital expenditures for six months ended June 30, 2003 primarily relate to software, hardware and capitalized computer software development costs associated with the IT system conversion in Insight North America and capitalized costs of computer software developed for internal use. We expect capital expenditures in 2004, primarily relating to purchased software and internal development of software enhancements related to our IT systems and purchases of computer equipment, to be between $15.0 million and $20.0 million.

     Net cash provided by (used in) financing activities. The total outstanding balance under our line of credit and accounts receivable securitization facility was $65.0 million at June 30, 2004 and December 31, 2003 and at June 30, 2004, we had $60.6 million on hand in cash and cash equivalents. At June 30, 2004, a total of $135.3 million was available under our line of credit and accounts receivable securitization facility.

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

     We may need additional debt or equity financing to continue funding our internal growth beyond 2004. In addition, as part of our long-term growth strategy, we intend to consider acquisition opportunities from time to time, which may require additional debt or equity financing.

Financing Facilities

     Our financing facilities include a $200.0 million accounts receivable securitization financing facility, a $30.0 million revolving line of credit and a $40.0 million inventories financing facility.

     We have an agreement to sell receivables periodically to a special purpose accounts receivable and financing entity (the “SPE”), which is exclusively engaged in purchasing receivables from us. The SPE is a wholly-owned, bankruptcy-remote entity that we have included in our condensed consolidated financial statements. The SPE funds its purchases by selling undivided interests in up to $200.0 million of eligible trade accounts receivable to a multi-seller conduit administered by an independent financial institution. The sales to the conduit do not qualify for sale treatment under SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” as we maintain effective control over the receivables that are sold. Accordingly, the receivables remain recorded on our condensed consolidated financial statements. At June 30, 2004, the SPE owned $324.4 million of receivables recorded at fair value and included in our condensed consolidated balance sheet, of which $180.3 million was eligible for funding. The financing facility expires December 30, 2004 and accordingly, the $65.0 million outstanding at June 30, 2004 is recorded in current liabilities. Interest is payable monthly, and the interest rate at June 30, 2004 on borrowed funds was 1.69%. We also pay a commitment fee on the facility equal to 0.35% of the unused balance. At June 30, 2004, $115.3 million was available under the facility. We have no reason to believe the facility will not be renewed at the end of its current term.

     As of June 30, 2004, no amounts were outstanding under our $30.0 million revolving line of credit. The line of credit bears interest, payable quarterly, at a rate chosen by us among available rates subject to our leverage ratio and other terms and conditions. The available rates are the financial institution’s floating rate or the LIBOR based rate (5.55% and 2.92%, respectively at June 30, 2004). The credit facility expires on December 31, 2005 and accordingly, amounts outstanding are recorded as long-term liabilities. We have an outstanding letter of credit that reduces the availability on this line of credit by $10.0 million. At June 30, 2004, $20.0 million was available under the line of credit.

     Our $40.0 million secured inventories financing facility can be used to facilitate the purchases of inventories from certain suppliers and amounts outstanding are recorded as accounts payable. As of June 30, 2004, there was $5.6 million outstanding under the inventories financing facility and $34.4 million available. This facility is non-interest bearing if paid within its terms and expires December 31, 2005.

     Our financing facilities contain various covenants including the requirement that we maintain a specified amount of tangible net worth and comply with leverage and minimum fixed charge requirements. We were in compliance with all such covenants at June 30, 2004.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Off Balance Sheet Arrangements

     We have entered into off-balance sheet arrangements as defined by the SEC’s Final Rule 67, “Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations,” including guaranties and indemnifications as discussed in Note 9 to the condensed consolidated financial statements in Part I Item 1 of this report. None of these off-balance sheet arrangements either has or is reasonably likely to have, a material current or future effect on financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

     Additionally, product resellers and direct marketers are combining operations or acquiring or merging with other resellers and direct marketers to increase efficiency and market share. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their product and service offerings. Accordingly, it is possible that new competitors or alliances among competitors may emerge and acquire significant market share. Generally, pricing is very aggressive in the industry, and we expect pricing pressures to continue. There can be no assurance that we will be able to negotiate prices as favorable as those negotiated by our competitors or that we will be able to offset the effects of price reductions with an increase in the number of customers, higher net sales, cost reductions or otherwise. Price

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

reductions by our competitors that we either cannot or choose not to match could result in an erosion of our market share and/or reduced sales or, to the extent we match such reductions, could result in reduced operating margins, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

     We rely on a limited number of outsourcing clients. Through our Direct Alliance operating segment, which represented 2% and 14% of our consolidated net sales and earnings from operations, respectively, for the three months ended June 30, 2004, we perform business process outsourcing services for a small number of manufacturers in the computer and consumer electronics industry pursuant to various arrangements. For the three and six months ended June 30, 2004, one outsourcing client accounted for 61% of Direct Alliance’s net sales. For the three and six months ended June 30, 2004, the top three clients represented 90% of Direct Alliance’s net sales. Although the contracts with these clients are generally multi-year contracts, these clients may cancel their contracts under certain circumstances on relatively short notice, elect to not renew them upon expiration or renew

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

them only on terms that are less favorable to us. There is no assurance that we will be able to replace any outsourcing clients that terminate or fail to renew their relationships with us or that we will be able to renew existing contracts on terms that are as favorable to us as the current terms. Additionally, we seek to expand our offerings both within and outside of the computer industry. The failure to maintain current arrangements or the inability to enter into new ones within or outside the computer industry could have a material adverse effect on our business, results of operations and financial condition. Substantially all of our current outsourcing clients are manufacturers in the computer industry, and, therefore, are subject to the same industry risks as we are with respect to our Insight North America and Insight UK operations. These risks may negatively affect the amount of business our clients outsource to us and the performance fees we receive from clients that are based on the volume of client product we sell or process through our systems.

     Disruptions in our information and telephone communication systems could affect our ability to service our customers and cause us to incur additional expenses. We believe that our success to date has been, and future results of operations will be, dependent in large part upon our ability to provide prompt and efficient service to customers. Our ability to provide such services is largely dependent on the accuracy, quality and utilization of the information generated by our information systems, which affect our ability to manage our sales, customer service, distribution, inventories and accounting systems and the reliability of our telephone communication systems. In January 2004, we completed the IT system conversion across all of Insight’s operations serving United States customers. We have been, and will continue, making enhancements to the system. In 2006, we will likely convert Insight’s United Kingdom and Canadian operations to this software platform. There can be no assurances that these enhancements or conversions will not cause disruptions in our business, and any such disruption could have a material adverse effect on our results of operations and financial condition. Although we have built redundancy into most of our systems, have documented system outage policies and procedures and have comprehensive data backup, we do not have a formal disaster recovery or business continuity plan; therefore, a substantial interruption in our information systems or in our telephone communication systems would have a material adverse effect on our business, results of operations and financial condition.

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

     We depend on certain key personnel. Our future success will be largely dependent on the efforts of key management personnel. The loss of one or more of these key employees could have a material adverse effect on our business, results of operations and financial condition. We have also stated our intention to hire a new chief executive officer. We cannot assure you that we will be able to attract or retain highly qualified executive personnel or that any such executive personnel, including a new chief executive officer, will be able to lead the Company in directions that will increase stockholder value. We also believe that our future success will be largely dependent on our continued ability to attract and retain highly qualified management, sales, service and technical personnel. We cannot assure you that we will be able to attract and retain such personnel. Further, we make a significant investment in the training of our sales account executives. Our inability to retain such personnel or to train them rapidly enough to meet our expanding needs could cause a decrease in the overall quality and efficiency of our sales staff, which could have a material adverse effect on our business, results of operations and financial condition.

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

     Our principal financing facility expires on December 30, 2004, and if we are unable to renew this facility or replace it on acceptable terms, we may incur higher interest expenses or your equity interest may be diluted. Our financing facilities include a $200 million accounts receivable securitization financing facility, a $30 million revolving line of credit and a $40 million inventories financing facility. The availability under each of these facilities is subject to formulas based on our eligible trade accounts receivable or inventories. As of June 30, 2004, the aggregate outstanding balance under these facilities was $65.0 million, and we had $135.3 million available. The accounts receivable securitization financing facility expires December 30, 2004, and the line of credit and inventories facility expire on December 31, 2005. We have no reason to believe the accounts receivable securitization financing facility will not be renewed on or before December 30, 2004. However, it is

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

possible that we may be unable to renew our existing accounts receivable securitization financing facility or secure alternative financing or, if we are able to renew our existing accounts receivable securitization financing facility or secure alternative financing, it may be on less favorable terms, such as higher interest rates. If we were unable to renew our existing accounts receivable securitization financing facility or secure alternative financing, we may be required to seek other financing alternatives such as selling additional equity securities or convertible debt securities that would dilute the equity interests of current stockholders. We cannot assure you that we will be able to obtain such financing on terms favorable to us or at all.

     Recently enacted and proposed changes in securities laws and regulations will increase our costs and divert management’s attention from operations. The Sarbanes-Oxley Act of 2002 (the “Act”) became law in July 2002 and has required changes in some of our corporate governance, public disclosure and compliance practices. The Act also requires the SEC to promulgate new rules on a variety of subjects, many of which are already in place. In addition, the NASD adopted revisions to its corporate governance requirements for companies, like us, that are listed on Nasdaq. To maintain high standards of corporate governance and public disclosure, we have invested and will continue to invest all reasonably necessary resources to comply with evolving standards. This significant investment in these areas increases our legal, internal audit, board of directors and financial costs and diverts management time and attention from other activities. The risk of litigation and claims of personal liability for corporate action or inaction could make it more difficult for us to attract and retain executive officers, including a new chief executive officer, and qualified members for our board of directors, particularly to serve on the audit committee.

     The results of litigation may affect our operating results. From time to time we will be made defendants to lawsuits both in the ordinary course of business and as a result of other circumstances. Depending on the claims made and the nature of the relief sought, any such lawsuit, if decided against us, could adversely affect our results of operations. We are a defendant in a lawsuit, which is a consolidation of four separate actions brought by stockholders in July 2002 in the United States District Court, District of Arizona. The lawsuit alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the SEC. The plaintiffs in this action allege we, and certain of our officers, made false and misleading statements pertaining to our business, operations and management in an effort to inflate the price of our common stock. The lawsuit also names as co-defendants: Eric J. Crown, the Chairman of our Board of Directors; Timothy A. Crown, our Chief Executive Officer and President and a director; and Stanley Laybourne, our Executive Vice President, Chief Financial Officer and Treasurer and a director. The plaintiffs seek class action status to represent all buyers of our common stock from September 3, 2001 through July 17, 2002. On September 27, 2003, the court granted our motion to dismiss plaintiffs’ amended complaint, but allowed plaintiffs leave to file an amended complaint, which they did on October 31, 2003. On May 11, 2004, the court granted our motion to dismiss the second amended complaint with prejudice and without leave to amend. Plaintiffs have appealed the dismissal to the Ninth Circuit Court of Appeals. We will continue to defend the case vigorously. Any adverse decision in this case could have a material adverse effect on our business, results of operations and financial condition.

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

     We issue options under our stock option plans and sell shares under our employee stock purchase plan, which dilute the interest of stockholders. We have reserved shares of our common stock for issuance under our Employee Stock Purchase Plan, our 1998 Long Term Incentive Plan (the “1998 LTIP”) and our 1999 Broad–Based Incentive Plan. As approved by our stockholders, our 1998 LTIP provides that additional shares of common stock may be reserved for issuance based on a formula contained in that plan. The formula provides that the total number of shares of common stock remaining for grant under the 1998 LTIP and any of our other option plans, plus the number of shares subject to unexercised options granted under any stock plan, shall not exceed 20% of the outstanding shares of our common stock at the time of calculation of the additional shares. Therefore, we reserve additional shares on an ongoing basis for issuance under this plan. At June 30, 2004, we had options outstanding to acquire 7,926,564 shares of common stock with a weighted average exercise price of $17.47. Based on the 1998 LTIP formula, we had 1,761,705 shares of common stock available for grant of stock options at June 30, 2004.

     Additionally, we have reserved shares of common stock of our subsidiaries, Direct Alliance Corporation and PlusNet Technologies Limited under the Direct Alliance 2000 Long-Term Incentive Plan and the PlusNet Technologies Limited 2000 Long-Term Incentive Plan, respectively. The amount of shares of common stock reserved for issuance under these plans represents 15% of the outstanding common stock of the respective subsidiaries. At June 30, 2004, we had options outstanding to acquire 2,777,500 shares of common stock of Direct Alliance Corporation at a weighted average exercise price of $1.42 and options to acquire 4,473,000 shares of common stock of PlusNet Technologies Limited at a weighted average exercise price of $0.33.

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

     The stock market has also experienced extreme price and volume fluctuations, which have affected the market price of many companies and which, at times, have been unrelated to the operating performance of the specific companies whose stock is traded. Broad market fluctuations, developments in the IT industry, general economic conditions and political and current events may adversely affect the market price of our common stock.

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

     Additionally, we have employment agreements with certain officers and management employees under which severance payments would become payable under certain circumstances after a change in control. If all such persons were terminated, and the severance payments under the current employment agreements were to become payable, the maximum contingent severance payment calculated as of June 30, 2004 would be approximately $13.9 million.

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

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Recently Issued Accounting Pronouncements

     We believe there have been no significant changes during the six months ended June 30, 2004 to items we disclosed as recently issued accounting pronouncements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We have interest rate exposure arising from our financing facilities, which have variable interest rates. These variable interest rates are affected by changes in short-term interest rates. We manage interest rate exposure by maintaining a conservative debt to equity ratio. At June 30, 2004, the fair value of our long-term debt approximated its carrying value.

     We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material. Our financing facilities expose net earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. Borrowings outstanding under the interest-bearing financing facilities totaled $65.0 million at June 30, 2004. A change in net earnings resulting from a hypothetical 10% increase or decrease in interest rates would not be material.

     We also have foreign currency translation exposure arising from the operation of foreign entities. We monitor our foreign currency exposure and may from time to time enter into hedging transactions to manage this exposure. There were no hedging transactions during the three months ended June 30, 2004 or hedging instruments outstanding at June 30, 2004.

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

     Attached as exhibits to this Quarterly Report are certifications of the CEO and the CFO, which are required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

INSIGHT ENTERPRISES, INC.

control over financial reporting are included within our Disclosure Controls, they are included in the scope of our quarterly controls evaluation.

Limitations on the Effectiveness of Controls

     Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

     The evaluation of our Disclosure Controls included a review of the objectives and design of the controls, our implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the controls evaluation, we sought to identify data errors, controls problems or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and to supplement the disclosures made in our Annual Report on Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by our Internal Audit Department and by other personnel in our finance organization, as well as our independent auditors who evaluate them in connection with determining their auditing procedures related to their report on our annual financial statements although not to provide assurance on our controls. Our goal is to monitor our Disclosure Controls and modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

     Among other matters, we also considered whether our evaluation identified any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, and whether we had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. This information was important both for the controls evaluation generally and because item 5 in the certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent auditors. We interpret “significant deficiencies” to mean a control deficiency, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. We understand that the term “material weakness in internal control” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. We also sought to address other controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

INSIGHT ENTERPRISES, INC.

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

     We are a defendant in a lawsuit, which is a consolidation of four separate actions brought by stockholders in July 2002 in the United States District Court, District of Arizona. The lawsuit alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the SEC. The plaintiffs in this action allege we, and certain of our officers, made false and misleading statements pertaining to our business, operations and management in an effort to inflate the price of our common stock. The lawsuit also names as co-defendants: Eric J. Crown, the Chairman of our Board of Directors; Timothy A. Crown, our Chief Executive Officer and President and a director; and Stanley Laybourne, our Executive Vice President, Chief Financial Officer and Treasurer and a director. The plaintiffs seek class action status to represent all buyers of our common stock from September 3, 2001 through July 17, 2002. On September 27, 2003, the court granted our motion to dismiss plaintiffs’ amended complaint, but allowed plaintiffs leave to file an amended complaint, which they did on October 31, 2003. On May 11, 2004, the court granted our motion to dismiss the second amended complaint with prejudice and without leave to amend. Plaintiffs have appealed the dismissal to the Ninth Circuit Court of Appeals. We will continue to defend the case vigorously.

     We are also party to various legal proceedings arising in the ordinary course of business. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Although litigation is inherently unpredictable, we believe that we have valid defenses with respect to material legal matters pending against us, as well as adequate provisions for any probable and estimable losses. It is possible, nevertheless, that the results of our operations or cash flows could be affected in any particular period by the resolution of a legal proceeding.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

INSIGHT ENTERPRISES, INC.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	Insight Enterprises, Inc. Annual Stockholders’ Meeting was held on April 29, 2004.

(b)	At the Annual Stockholders’ Meeting, the following proposals were considered:

•	the election of Eric J. Crown, Michael M. Fisher and Bennett Dorrance as Class I directors to serve until the 2007 Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified; and

•	the ratification of the appointment of KPMG LLP as the Company’s independent public auditors for the year ending December 31, 2004.

     The proposals were approved with the following voting results:

Proposal 1	Votes For	Votes Withheld	Abstentions	Broker Non-Votes
Election of Eric J. Crown as Class I Director	41,817,949	3,458,875	2,160,556	—
Election of Bennett Dorrance as Class I Director	41,650,278	3,626,546	2,160,556	—
Election of Michael M. Fisher as Class I Director	40,866,011	4,408,813	2,160,556	—

Proposal 2	Votes For	Votes Withheld	Abstentions	Broker Non-Votes
Ratification of the appointment of KPMG LLP as the Company’s independent public auditors	43,897,037	1,379,787	6,232	—

In addition, Class II Directors (Larry A. Gunning and Robertson C. Jones) and Class III Directors (Timothy A. Crown and Stanley Laybourne) continued their respective terms of office following the Annual Meeting of Stockholders.

Item 5. Other Information

None.

INSIGHT ENTERPRISES, INC.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. (unless otherwise noted, exhibits are filed herewith)

Exhibit No.	Description
3.1	Composite Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of our annual report on Form 10-K for the year ended December 31, 2001 filed on April 1, 2002).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of our annual report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).

4.2	Stockholder Rights Agreement (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on March 17, 1999).

10.1 (1)	Employment Agreement between Direct Alliance Corporation and Branson M. Smith dated as of February 14, 2004, effective November 1, 2003.

10.2	Guaranty Agreement by Insight Enterprises, Inc. in favor of Dell Corporation dated June 17, 2004.

10.3	PlusNet Placing Agreement between PlusNet plc, The Executive Directors, The Non-Executive Directors, Insight Direct (GB) Limited, Insight Enterprises, Inc. and Robert W. Baird Limited dated as of July 8, 2004.

31.1	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

     (1) Management contract or compensatory plan or arrangement.

(b) Current Reports on Form 8-K furnished during the quarter covered by this Form 10-Q are as follows:

A Form 8-K was furnished on June 7, 2004, and included, under Items 7 and 9, a press release entitled “Insight Enterprises, Inc. Announces Intention to Pursue Initial Public Offering of PlusNet.”

A Form 8-K was furnished on May 12, 2004, and included, under Item 9, a press release entitled “Insight Enterprises, Inc. Announces Dismissal of Securities Litigation.”

A Form 8-K was furnished on April 22, 2004, and included, under Items 7 and 12, a press release entitled “Insight Enterprises, Inc. Reports First Quarter Results” containing condensed consolidated financial statements and other information for the three months ended March 31, 2004.

INSIGHT ENTERPRISES, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 9, 2004	INSIGHT ENTERPRISES, INC.

	By:	/s/ Timothy A. Crown

Timothy A. Crown
Chief Executive Officer

	By:	/s/ Stanley Laybourne

Stanley Laybourne
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal financial officer)

INSIGHT ENTERPRISES, INC.

Exhibit Index

Exhibit No.	Description
3.1	Composite Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of our annual report on Form 10-K for the year ended December 31, 2001 filed on April 1, 2002).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of our annual report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).

4.2	Stockholder Rights Agreement (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on March 17, 1999).

10.1 (1)	Employment Agreement between Direct Alliance Corporation and Branson M. Smith dated as of February 14, 2004, effective November 1, 2003.

10.2	Guaranty Agreement by Insight Enterprises, Inc. in favor of Dell Corporation dated June 17, 2004.

10.3	PlusNet Placing Agreement between PlusNet plc, The Executive Directors, The Non-Executive Directors, Insight Direct (GB) Limited, Insight Enterprises, Inc. and Robert W. Baird Limited dated as of July 8, 2004.

31.1	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

     (1) Management contract or compensatory plan or arrangement.