Form 10-Q
period 2004-09-30
INSIGHT ENTERPRISES INC
filed 2004-11-08
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2004

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

Yes [X]                                                                No [  ]

The number of shares outstanding of the issuer’s common stock as of November 1, 2004 was 48,700,934.

INSIGHT ENTERPRISES, INC.
FORM 10-Q QUARTERLY REPORT
Three Months Ended September 30, 2004

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

     Certain statements in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I Item 2, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect net sales, gross profit, operating expenses, earnings from operations or net earnings; projections of capital expenditures; projections for growth; hiring plans; plans for future operations; financing needs or plans; plans relating to our products and services; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statement. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:

•	changes in the economic environment and/or IT industry;

•	reliance on suppliers for product availability, marketing funds, purchasing incentives and competitive products to sell;

•	actions of competitors, including manufacturers of products we sell;

•	reliance on a limited number of outsourcing clients;

•	disruptions in our information and telephone communication systems;

•	ability to renew or replace short-term financing facilities;

•	risks associated with international operations;

•	dependence on key personnel;

•	decreased effectiveness of equity compensation and proposed changes in accounting for equity compensation;

•	changes in results of operations of or non-payment by our equity method investees;

•	rapid changes in product standards;

•	recently enacted and proposed changes in securities laws and regulations;

•	intellectual property infringement claims;

•	integration and operation of future acquired businesses; and

•	risks that are otherwise described from time to time in our Securities and Exchange Commission (“SEC”) reports, including but not limited to the items discussed in “Factors that Could Affect Future Results and Financial Condition” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I Item 2 of this report.

We assume no obligation to update, and do not intend to update, any forward-looking statements.

PART 1- FINANCIAL INFORMATION

Item 1. Financial Statements

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,874	$41,897
Accounts receivable, net of allowances for doubtful accounts of $15,437 and $20,175, respectively	421,144	381,968
Receivables from equity method investees	6,021	—
Inventories, net	90,503	89,254
Inventories not available for sale	16,882	22,031
Deferred income taxes and other current assets	35,197	35,645

Total current assets	618,621	570,795
Property and equipment, net	111,017	120,247
Goodwill	86,602	100,478
Equity method investments	12,042	—
Other assets	1,479	604

	$829,761	$792,124

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$200,196	$209,060
Accrued expenses and other current liabilities	50,264	66,437
Short-term financing facility	45,000	55,000

Total current liabilities	295,460	330,497
Line of credit	5,502	10,004
Deferred income taxes and other long-term liabilities	15,961	12,254
Stockholders’ equity:
Preferred stock, $.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 100,000 shares authorized; 48,607 shares at September 30, 2004 and 47,116 shares at December 31, 2003 issued and outstanding	486	471
Additional paid-in capital	289,813	266,803
Retained earnings	199,888	150,351
Accumulated other comprehensive income — foreign currency translation adjustment	22,651	21,744

Total stockholders’ equity	512,838	439,369

	$829,761	$792,124

See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales	$798,496	$729,590	$2,300,202	$2,166,275
Costs of goods sold	705,800	642,838	2,017,301	1,906,277

Gross profit	92,696	86,752	282,901	259,998
Operating expenses:
Selling and administrative expenses	70,192	69,986	216,358	217,270
Severance and restructuring expenses	2,435	—	2,435	3,465
Reductions in liabilities assumed in previous acquisitions	(457)	—	(3,617)	(2,504)

Earnings from operations	20,526	16,766	67,725	41,767
Non-operating (income) expense:
Gain on sale of a portion of investment in PlusNet	(6,654)	—	(6,654)	—
Interest income	(554)	(215)	(1,281)	(590)
Equity in income of investees	(318)	—	(187)	—
Interest expense	598	625	1,468	2,099
Other expenses, net	451	403	306	1,546

Earnings before income taxes	27,003	15,953	74,073	38,712
Income tax expense	7,082	5,356	24,536	12,919

Net earnings	$19,921	$10,597	$49,537	$25,793

Earnings per share:
Basic	$0.41	$0.23	$1.03	$0.56

Diluted	$0.41	$0.22	$1.01	$0.55

Shares used in per share calculation:
Basic	48,531	46,299	48,205	46,176

Diluted	49,123	47,250	49,065	46,545

See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$49,537	$25,793
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	15,733	22,282
Provision for losses on accounts receivable	3,614	6,426
Write-downs of obsolete, slow-moving and non-salable inventories	5,091	7,092
Gain on sale of a portion of investment in PlusNet	(6,654)	—
Equity in income of investees	(187)	—
Tax benefit from stock options exercised	4,510	562
Deferred income taxes	323	(223)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(43,031)	21,886
Increase in inventories	(1,837)	(2,261)
Decrease in other current assets	1,156	10,520
Increase in other assets	(2,048)	(4,056)
Increase in accounts payable	733	1,770
(Decrease) increase in accrued expenses and other current liabilities	(16,353)	5,986

Net cash provided by operating activities	10,587	95,777

Cash flows from investing activities:
Proceeds from sale of a portion of investment in PlusNet, net of direct expenses	17,371	—
Purchases of property and equipment	(15,239)	(19,419)
Increase in receivables from equity method investees	(6,021)	—
Investment in equity method investee	(400)	—

Net cash used in investing activities	(4,289)	(19,419)

Cash flows from financing activities:
Net repayments on short-term financing facility and line of credit	(14,502)	(81,183)
Net repayment of long-term debt and capital leases	—	(2,026)
Proceeds from sales of common stock through employee stock plans	18,515	5,046

Net cash provided by (used in) financing activities	4,013	(78,163)

Foreign currency impact on cash flow	(3,334)	1,064

Increase (decrease) in cash and cash equivalents	6,977	(741)
Cash and cash equivalents at beginning of period	41,897	30,930

Cash and cash equivalents at end of period	$48,874	$30,189

See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

     We are a leading provider of information technology (“IT”) products and services to businesses in the United States, Canada and the United Kingdom. Our offerings include brand name computing products, IT services and outsourcing of business processes. During the quarter ended September 30, 2004, we were organized in the following three operating segments:

•	Single-source provider of IT products and services – North America (“Insight North America”);

•	Single-source provider of IT products and services – United Kingdom (“Insight UK”); and

•	Business process outsourcing provider (“Direct Alliance”).

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2004, the results of operations for the three and nine months ended September 30, 2004 and 2003, and the cash flows for the nine months ended September 30, 2004 and 2003. The condensed consolidated balance sheet as of December 31, 2003 was derived from the audited consolidated financial statements at such date. The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America (“GAAP”).

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

     The equity method of accounting is used for investments in companies over which we have significant influence, but do not have control. Significant influence is generally deemed to exist when we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. See Note 4 for additional information regarding our equity method investments.

2. Stock Based Compensation

     We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation — an interpretation of APB Opinion No. 25” to account for our fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic value-based method of accounting described above and have

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

adopted the disclosure requirements of SFAS No. 123. Accordingly, we do not recognize compensation expense for any of our stock-based plans because we do not issue options at exercise prices below the market value at date of grant. Had compensation cost for our stock-based plans been determined consistent with SFAS No. 123, our net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net earnings as reported	$19,921	$10,597	$49,537	$25,793
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,865)	(1,971)	(6,032)	(4,038)

Pro forma net earnings	$18,056	$8,626	$43,505	$21,755

Basic earnings per share:
As reported	$0.41	$0.23	$1.03	$0.56

Pro forma	$0.37	$0.19	$0.90	$0.47

Diluted earnings per share:
As reported	$0.41	$0.22	$1.01	$0.55

Pro forma	$0.37	$0.18	$0.88	$0.47

     For purposes of the SFAS No. 123 pro forma net earnings and net earnings per share calculations, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants of stock options in Insight Enterprises, Inc. during the three months ended September 30, 2004: dividend yield – 0%; expected volatility – 73%; risk-free interest rate – 2.79%; and expected lives – 2.30 years. We did not issue any stock options in Direct Alliance during the three and nine months ended September 30, 2004.

     Until the initial public offering (“IPO”) of PlusNet plc (“PlusNet”) on July 14, 2004, we had reserved shares of common stock of PlusNet under the PlusNet Technologies Limited 2000 Long-Term Incentive Plan. The sale of shares in the offering reduced our percentage ownership in PlusNet to approximately 45%. Accordingly, since July 14, 2004, we are accounting for our investment in PlusNet under the equity method, and as a result, the PlusNet Technologies Limited 2000 Long-Term Incentive Plan is no longer an Insight Enterprises, Inc. plan. See Note 4 for additional information regarding our equity method investment in PlusNet.

3. Earnings Per Share (“EPS”)

     Basic EPS is computed by dividing net earnings available to common stockholders by the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect of stock options assumed to be exercised using the treasury stock method. The reconciliation of the numerators and denominators of the basic and diluted EPS calculations were as follows for the three and nine month periods ended September 30, 2004 and 2003 (in thousands, except per share data):

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Numerator:
Net earnings	$19,921	$10,597	$49,537	$25,793
Denominator:
Weighted-average shares used to compute basic EPS	48,531	46,299	48,205	46,176
Dilutive potential common shares due to dilutive options and other stock based awards, net of tax effect	592	951	860	369

Weighted-average shares used to compute diluted EPS	49,123	47,250	49,065	46,545

Earnings per share:
Basic	$0.41	$0.23	$1.03	$0.56

Diluted	$0.41	$0.22	$1.01	$0.55

     The following weighted average outstanding stock options during the three and nine month periods ended September 30, 2004 and 2003 were not included in the diluted EPS calculations because the exercise prices of these options were greater than the average market price of our common stock during the respective periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Weighted-average outstanding stock options having no dilutive effect (in thousands)	5,449	3,976	4,472	6,299

4. Equity Method Investments

     Executive Technology, Inc., fka ExecTechDirect Technology, Inc. (“ET”)

     In March 2004, we invested in ET, a minority-owned reseller of information technology products and services. We recorded the initial investment of $400,000 at cost in “other assets” on our condensed consolidated balance sheet. Our investment represents 20% of the total outstanding common and preferred shares of ET in the form of Series A Preferred shares and is accounted for under the equity method. Accordingly, 20% of ET’s earnings or losses are recorded in our condensed consolidated statements of earnings under “equity in income of investees.” At the time of investment, the entire basis of our investment exceeded the underlying equity in the net assets of the investee. Therefore, we accounted for the investment as goodwill embedded in our investment. We will assess whether such embedded goodwill is impaired on an annual basis. In addition to the 20% net earnings or loss recorded, we will increase our investment, to the extent deemed recoverable, by the amount of cumulative distributions of profit sharing equal to 20% of ET’s cumulative net earnings. These cumulative dividends are accrued but not paid until 24 months after the date of the original agreement and then only if ET has achieved certain financial ratios.

     ET also purchases products and services from some of our subsidiaries at rates that we believe are no different than would be negotiated in arm’s length transactions. We have offered extended terms to ET that are not routinely offered to other customers and have made advances to third-party suppliers for product purchased by ET pursuant to purchase orders from an ET customer. The payments related to these advances are paid to us via a lock-box arrangement as ET’s customer pays ET for the product purchased. Where appropriate, intercompany transactions and balances have been eliminated. At September 30, 2004, certain of our subsidiaries held receivables from ET in the amount of $5,966,000. The receivables were for products purchased, services

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

rendered and for advances to third-party suppliers for product purchased by ET and are included as receivables from equity method investees on the accompanying condensed consolidated balance sheets.

     PlusNet

     During the three months ended September 30, 2004, we successfully completed an IPO of 13,900,000 shares of PlusNet at a public offering price of £0.90 per share (approximately $1.67 a share). Trading in PlusNet shares began on July 14, 2004 under the symbol “PNT” on AIM, a market of the London Stock Exchange. Insight Enterprises, Inc. sold 11,111,111 shares, which resulted in net proceeds to Insight Enterprises of £9,500,000 (approximately $17,400,000). PlusNet’s market value, based on the public offering price, was £25,110,000 (approximately $46,705,000) compared to the £9,126,000 (approximately $16,933,000) that we paid for PlusNet in 1998. We recorded a gain of $6,654,000 in the three months ended September 30, 2004 on our sale of shares. Additionally, we recorded bonus expenses of $929,000, including employer taxes, related to a management incentive plan with the top executives at PlusNet. The management incentive plan compensates them, as a group, with approximately 12.5% of the gain, after certain adjustments, related to the sales in the IPO, as well as future sales of PlusNet shares owned by Insight Enterprises.

     The sale of shares in the offering reduced our percentage ownership of PlusNet to approximately 45%. Accordingly, starting in the three months ended September 30, 2004; we are accounting for our investment in PlusNet under the equity method and are no longer reporting PlusNet as a separate operating segment. We are restricted from selling additional shares of PlusNet prior to the announcement of PlusNet’s interim results for the six-month period ending June 30, 2005, without the prior consent of Robert W. Baird Limited, the underwriters of the IPO.

     PlusNet also purchases products and services from some of our subsidiaries at rates and terms that we believe are no different than would be negotiated in arm’s length transactions. Where appropriate, intercompany transactions and balances have been eliminated. At September 30, 2004, certain of our subsidiaries held receivables from PlusNet in the amount of $55,000, which are included as receivables from equity method investees on the accompanying condensed consolidated balance sheets.

     For the three and nine months ended September 30, 2004, we recorded $318,000 and $187,000, respectively, of equity in income of investees, representing our percentage ownership of the income or loss of PlusNet and ET.

5. Goodwill

     The changes in the carrying amount of goodwill for the nine months ended September 30, 2004 are as follows (in thousands):

	Insight North
	America	PlusNet	Total
Balance at December 31, 2003	$85,703	$14,775	$100,478
Final earn-out payment related to the Comark acquisition	733	—	733
Goodwill eliminated due to no longer consolidating PlusNet	—	(14,775)	(14,775)
Foreign currency translation adjustment	166	—	166

Balance at September 30, 2004	$86,602	$—	$86,602

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6. Financing Facilities

     Our financing facilities include a $200,000,000 accounts receivable securitization financing facility, a $30,000,000 revolving line of credit and a $40,000,000 inventories financing facility.

     We have an agreement to sell receivables periodically to a special purpose accounts receivable and financing entity (the “SPE”), which is exclusively engaged in purchasing receivables from us. The SPE is a wholly-owned, bankruptcy-remote entity that we have included in our condensed consolidated financial statements. The SPE funds its purchases by selling undivided interests in up to $200,000,000 of eligible trade accounts receivable to a multi-seller conduit administered by an independent financial institution. The sales to the conduit do not qualify for sale treatment under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” as we maintain control over the receivables that are sold. Accordingly, the receivables remain recorded on our condensed consolidated financial statements. At September 30, 2004, the SPE owned $350,988,000 of receivables that were recorded at fair value and included in our condensed consolidated balance sheet, of which $182,480,000 was eligible for funding. The financing facility expires December 30, 2004, and, accordingly, the $45,000,000 outstanding at September 30, 2004 is recorded in current liabilities. Interest is payable monthly, and the interest rate at September 30, 2004 on borrowed funds was 2.21% per annum. We also pay a commitment fee on the facility equal to 0.35% of the unused balance. At September 30, 2004, $137,480,000 was available under the facility. We have no reason to believe the facility will not be renewed at the end of its current term.

     As of September 30, 2004, there was $5,502,000 outstanding under our $30,000,000 revolving line of credit. The line of credit bears interest, payable quarterly, at a rate chosen by us among available rates subject to our leverage ratio and other terms and conditions. The available rates are the financial institution’s prime rate or the London Interbank Offered Rate (LIBOR) based rate (4.75% and 3.09%, respectively, at September 30, 2004). We also pay a commitment fee on the facility equal to 0.30% of the unused balance. The credit facility expires on December 31, 2005, and, accordingly, amounts outstanding are recorded as long-term liabilities. We have an outstanding letter of credit that reduces the availability on this line of credit by $10,000,000. At September 30, 2004, $14,498,000 was available under the line of credit.

     Our $40,000,000 secured inventories financing facility can be used to facilitate the purchases of inventories from certain suppliers and amounts outstanding are recorded as accounts payable. As of September 30, 2004, there was $9,226,000 outstanding under the inventories financing facility and $30,774,000 was available. This facility is non-interest bearing if paid within its terms and expires on December 31, 2005.

     Our facilities contain various covenants including the requirement that we maintain a specified amount of tangible net worth and comply with leverage and minimum fixed charge requirements. We were in compliance with all such covenants at September 30, 2004.

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7. Income Taxes

     Our effective tax rates for the three and nine months ended September 30, 2004 were 26.2% and 33.1%, respectively. For the three months ended September 30, 2004, our effective tax rate differs from the United States federal statutory rate of 35% primarily due to the following:

•	a tax benefit of $2,110,000 recorded to reflect an increase in the actual tax basis of the PlusNet shares over the original estimate recorded in the three months ended June 30, 2004;

•	the gain on the sale of the PlusNet shares being taxed at an effective rate of 23%;

•	income resulting from the reduction of certain Insight UK liabilities assumed in connection with a previous acquisition not being taxable;

•	lower tax rates on earnings in the United Kingdom; and

•	state income taxes, net of federal tax benefit.

In addition to the foregoing, for the nine months ended September 30, 2004, the effective tax rate was reduced by the recognition of income tax benefits for the utilization of capital loss and depreciation allowance carryforwards.

     Our effective tax rates for the three and nine months ended September 30, 2003 were 33.6% and 33.4%, respectively. Our effective tax rates for the three and nine months ended September 30, 2003 differ from the United States federal statutory rate of 35% due to state income taxes, net of federal income tax benefit, and lower tax rates on earnings in Canada and the United Kingdom. The effective tax rate for the nine months ended September 30, 2003 was also reduced because income resulting from the reduction of certain Insight UK liabilities assumed in connection with a previous acquisitions was not taxable and because we realized a tax benefit related to a UK foreign currency exchange loss in conjunction with an intercompany debt-to-equity conversion.

8. Restructuring and Acquisition Integration Activities

Severance and Restructuring Costs Expensed in 2004

     During the three months ended September 30, 2004, Insight North America, Insight UK and Direct Alliance recorded severance and restructuring expenses of $1,975,000, $377,000 and $83,000, respectively, for severance attributable to the elimination of certain sales, support and management functions. These amounts include $1,650,000 recorded for the retirement of P. Robert Moya, Executive Vice President, Chief Administrative Officer, General Counsel and Secretary and the planned elimination of this senior executive position. Of the amounts recorded during the quarter, $408,000 and $101,000 were paid in Insight North America and Insight UK, respectively, leaving accruals of $1,567,000 and $276,000, respectively, at September 30, 2004. No amounts were paid during the three months ended September 30, 2004 for Direct Alliance’s severance and restructuring expenses. We expect to pay all amounts outstanding at September 30, 2004, which primarily relate to the severance due to Mr. Moya, by January 31, 2005.

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

     The following table details the changes in severance and restructuring liabilities during the three months ended September 30, 2004 (in thousands):

	Employee Termination Benefits
	Insight North			Consolidated
	America	Insight UK	Direct Alliance	Total
Severance and restructuring expenses	$1,975	$377	$83	$2,435
Cash payments	(408)	(101)	—	(509)

Balance at September 30, 2004	$1,567	$276	$83	$1,926

Acquisition-Related Severance and Restructuring Costs Expensed in 2003

     During the year ended December 31, 2003, Insight North America recorded $2,283,000 in severance and restructuring expenses associated with costs incurred to close Insight North America’s distribution facility in Indiana and $639,000 in connection with the elimination of certain support and management positions. Of the remaining $458,000 still recorded at December 31, 2003 for facilities based costs, $390,000 was paid and the remaining $68,000 was adjusted and recorded as a reduction of selling and administrative expenses during the nine months ended September 30, 2004.

     Also during the year ended December 31, 2003, Insight UK recorded $543,000 of severance and restructuring expenses attributable to the elimination of service technicians and certain support and management functions. The remaining $46,000 still recorded at December 31, 2003 for employee termination benefits was adjusted and recorded as a reduction of selling and administrative expenses during the nine months ended September 30, 2004.

     The following table details the changes in severance and restructuring liabilities during the nine months ended September 30, 2004 (in thousands):

	Insight North
	America	Insight UK
	Facilities	Employee
	Based	Termination	Consolidated
	Costs	Benefits	Total
Balance at December 31, 2003	$458	$46	$504
Adjustments	(68)	(46)	(114)
Cash payments	(390)	—	(390)

Balance at September 30, 2004	$—	$—	$—

Acquisition-Related Restructuring Costs Capitalized in 2001 as a Cost of Acquisition of Action

     In 2001, Insight UK recorded costs of $18,440,000 relating to restructuring the operations of Action plc (“Action”) as part of the integration of this acquisition. These costs consisted of employee termination benefits and facilities based costs of $3,532,000 and $14,908,000, respectively, of which $9,117,000 of facilities based costs remained accrued at December 31, 2003. Adjustments to the accrued facilities based costs during the nine months ended September 30, 2004 includes the settlement of a liability assumed with the acquisition for $3,160,000 less than the amounts originally recorded and an increase of $268,000 related to fluctuations in the British pound sterling exchange rates. Facilities based costs of $2,711,000 were paid during the nine months ended September 30, 2004, resulting in an ending accrual balance at September 30, 2004 of $3,514,000. Although the facilities based costs represent contractual payments under long-term leases, we are actively pursuing

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

opportunities to negotiate a termination of these leases and have recorded the obligations as current accrued liabilities.

     The following table details the change in these liabilities for the nine months ended September 30, 2004 (in thousands):

Facilities
Based
Costs
Balance at December 31, 2003.	$9,117
Adjustments	(2,892)
Cash payments	(2,711)

Balance at September 30, 2004	$3,514

9. Contingencies

Employment Contracts

     We have employment agreements with certain officers and management employees under which severance payments would become payable in the event of specified terminations without cause or terminations under certain circumstances after a change in control. If all such persons were terminated, and the severance payments under the current employment agreements were to become payable, the maximum contingent severance obligation as of September 30, 2004 would be approximately $15,040,000.

     As described in Note 11, on October 24, 2004, we appointed Richard A. Fennessy as president and chief executive officer of the Company effective November 15, 2004. His employment agreement includes provisions under which severance payments would become payable in the event of specified terminations without cause or terminations under certain circumstances after a change in control. Based on his annual salary and target bonus, if Mr. Fennessy were terminated, and the severance payments under his employment agreement were to become payable, the contingent severance obligation would be approximately $3,390,000.

     Effective November 15, 2004, Timothy A. Crown, chief executive officer of the Company, will resign from the position of chief executive officer and assume the role of chairman of the Board of Directors. Mr. Crown’s current employment agreement has not yet been amended to reflect the change in his position with the Company and associated compensation and benefits.

     In addition, certain statutory rules in the United Kingdom and Canada require that a specified level of severance be paid to employees when they terminate without cause. These amounts are not material and are accrued when such liabilities are probable and determinable.

Guaranties

     In conjunction with a significant product sale made by ET, one of our equity method investees described in Note 4, we have provided performance and financial guaranties to a customer on behalf of ET. Under this guaranty, we would be required to deliver products and perform under the purchase agreement between ET and the customer if ET is unable to do so. With respect to this guaranty, we assessed the fair value of our obligation to stand ready to perform by considering the likelihood of occurrence of the specified triggering events or conditions requiring performance, as well as other assumptions and factors. We determined that the fair value of this guaranty is not material to our financial position, results of operations or cash flow, and, accordingly, no liability has been recorded related to this guaranty.

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

     Additionally, in the ordinary course of business, we may guarantee the indebtedness of our subsidiaries to vendors and customers. We have not recorded a specific liability for these guarantees in the condensed consolidated financial statements because we have recorded the underlying liability associated with the guaranty. In the event we were required to perform under the related contracts, we believe the cost of such performance would not have a material adverse impact on our consolidated financial position or results of operations.

Indemnifications

     In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify either our customer or a third party service provider in the arrangement from any losses incurred relating to services performed on our behalf or for losses arising from certain defined events, which may include litigation or claims relating to past performance. These arrangements include, but are not limited to, our indemnification of our officers and directors to the maximum extent under the laws of the State of Delaware, the indemnification of our lessors for certain claims arising from our use of the leased facilities, and the indemnification of the bank that provides our credit facilities for certain claims arising from the bank’s grants of credit to us. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments, if any, related to these indemnifications have been immaterial, and we have not accrued any liabilities related to such indemnifications in our condensed consolidated financial statements.

Legal Proceedings

     In July 2002, the Company, our Chairman, our Chief Executive Officer and our Chief Financial Officer were named as defendants in four lawsuits in the United States District Court, District of Arizona. The plaintiffs sought class action status to represent all buyers of our common stock from September 3, 2001 through July 17, 2002, and the Court consolidated the lawsuits. On May 11, 2004, the Court granted our motion to dismiss the second amended complaint with prejudice and without leave to amend. Plaintiffs appealed the dismissal to the Ninth Circuit Court of Appeals but withdrew the appeal on August 30, 2004. The case has concluded with no payments to the plaintiffs or their counsel by us or our insurance carriers.

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

     We have the following reportable operating segments:

•	Single-source provider of IT products and services – North America (“Insight North America”);

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

•	Single-source provider of IT products and services – United Kingdom (“Insight UK”); and

•	Business process outsourcing provider (“Direct Alliance”).

     All intercompany transactions are eliminated upon consolidation and there are no differences between the accounting policies used to measure profit and loss for our operating segments and on a consolidated basis. Net sales are defined as net sales from external customers. None of our customers exceeded ten percent of consolidated net sales.

     The table below present information about our reportable operating segments as of and for the three months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30, 2004*
	Insight
	North	Insight	Direct
	America	UK	Alliance	Consolidated
Net sales	$664,097	$115,227	$19,172	$798,496
Costs of goods sold	591,328	100,171	14,301	705,800

Gross profit	72,769	15,056	4,871	92,696
Operating expenses:
Selling and administrative expenses	55,856	12,824	1,512	70,192
Severance and restructuring expenses	1,975	377	83	2,435
Reductions in liabilities assumed in previous acquisitions	—	(457)	—	(457)

Earnings from operations	$14,938	$2,312	$3,276	$20,526

Total assets	$832,266	$147,057	$63,998	$829,761	**

	Three Months Ended September 30, 2004*
	Insight
	North	Insight	Direct
	America	UK	Alliance	PlusNet	Consolidated
Net sales	$607,434	$95,828	$19,265	$7,063	$729,590
Costs of goods sold	540,991	83,387	13,866	4,594	642,838

Gross profit	66,443	12,441	5,399	2,469	86,752
Operating expenses:
Selling and administrative expenses	55,432	11,225	1,695	1,634	69,986

Earnings from operations	$11,011	$1,216	$3,704	$835	$16,766

Total assets	$760,752	$100,807	$55,180	$25,910	$737,540	**

*	Starting in the three months ended September 30, 2004, we are accounting for our investment in PlusNet under the equity method and no longer reporting PlusNet as a separate operating segment. See Note 4 for further discussion.

**	Consolidated total assets include net intercompany eliminations and corporate assets of $213,560 and $205,109 at September 30, 2004, and 2003, respectively.

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

     The table below presents information about our reportable operating segments as of and for the nine months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30, 2004*
	Insight
	North	Insight	Direct
	America	UK	Alliance	PlusNet*	Consolidated
Net sales	$1,880,860	$340,875	$55,306	$23,161	$2,300,202
Costs of goods sold	1,666,688	293,885	40,836	15,892	2,017,301

Gross profit	214,172	46,990	14,470	7,269	282,901
Operating expenses:
Selling and administrative expenses	167,735	39,057	4,701	4,865	216,358
Severance and restructuring expenses	1,975	377	83	—	2,435
Reductions in liabilities assumed in previous acquisitions	—	(3,617)	—	—	(3,617)

Earnings from operations	$44,462	$11,173	$9,686	$2,404	$67,725

Total assets	$832,266	$147,057	$63,998	$—	$829,761	**

	Nine Months Ended September 30, 2003
	Insight
	North	Insight	Direct
	America	UK	Alliance	PlusNet	Consolidated
Net sales	$1,808,736	$280,957	$57,175	$19,407	$2,166,275
Costs of goods sold	1,608,294	243,513	42,117	12,353	1,906,277

Gross profit	200,442	37,444	15,058	7,054	259,998
Operating expenses:
Selling and administrative expenses	173,786	34,471	4,036	4,977	217,270
Severance and restructuring expenses	2,922	543	—	—	3,465
Reductions in liabilities assumed in previous acquisitions	—	(2,504)	—	—	(2,504)

Earnings from operations	$23,734	$4,934	$11,022	$2,077	$41,767

Total assets	$760,752	$100,807	$55,180	$25,910	$737,540	**

*	Starting in the three months ended September 30, 2004, we are accounting for our investment in PlusNet under the equity method and no longer reporting PlusNet as a separate operating segment. See Note 4 for further discussion.

**	Consolidated total assets include net intercompany eliminations and corporate assets of $213,560 and $205,109 at September 30, 2004, and 2003, respectively.

11. Subsequent Event

     On October 24, 2004, we appointed Richard A. Fennessy as president and chief executive officer of the Company effective November 15, 2004. Effective November 15, 2004, Timothy A. Crown, chief executive officer of the Company, will resign from the position of chief executive officer and assume the role of chairman of the Board of Directors, and Eric J. Crown, chairman of the Board of Directors, will resign from the position of chairman but will remain on the Board of Directors as chairman emeritus.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the condensed consolidated financial statements and the related notes that appear elsewhere in Part I Item 1 of this report.

Overview

     We are a leading provider of information technology (“IT”) products and services to businesses in the United States, Canada and the United Kingdom. Our offerings include brand name computing products, IT services and outsourcing of business processes. During the three months ended September 30, 2004, we were organized in the following operating segments:

•	Single-source provider of IT products and services – North America (“Insight North America”);

•	Single-source provider of IT products and services – United Kingdom (“Insight UK”); and

•	Business process outsourcing provider (“Direct Alliance”).

     We evaluate the performance of our operating segments based on results of operations before certain unusual items such as bonus expenses associated with sale of PlusNet shares, income from reductions in liabilities assumed in previous acquisitions and severance and restructuring expenses. Reconciliations of our operating segments to consolidated results of operations can be found in Note 10 to the condensed consolidated financial statements in Part I Item 1 of this report.

     Net sales for the three months ended September 30, 2004 increased 9% to $798.5 million from $729.6 million for the three months ended September 30, 2003. Net earnings for the three months ended September 30, 2004 increased 88% to $19.9 million from $10.6 million for the three months ended September 30, 2003. For the three months ended September 30, 2004, diluted earnings per share increased 86% to $0.41 from $0.22 for the three months ended September 30, 2003. Net earnings and diluted earnings per share for the three months ended September 30, 2004 included certain unusual items, including:

•	gain on the sale of PlusNet shares of $6.7 million;

•	bonus expense of approximately $929,000, including employer taxes, related to a management incentive plan with the top executives at PlusNet;

•	severance and restructuring expenses of $2.4 million related to the severance associated with the elimination of certain sales, support and management functions; and

•	release of $457,000 of net liabilities assumed in a previous acquisition.

     Insight North America reported year over year and sequential sales growth of 9% and 5%, respectively, for the three months ended September 30, 2004. The sales growth was due primarily to the completion of the IT system conversion in the first quarter of 2004 which allowed a renewed focus on the customers and to businesses increasing their IT spending in a generally improving economy. Internal initiatives continue to focus on ways to deliver technology solutions to business customers more effectively and efficiently. We are designing and implementing enhancements to our system and website to increase our customers’ ease of doing business with us and to further enhance the productivity of our account executives and support personnel.

     Insight UK continued to focus on increasing awareness of our single-source business model with small- and medium-sized business (“SMB”) and public sector customers. The three months ended September 30, 2004 represented Insight UK’s seventh consecutive quarter of operating profitability with earnings from operations increasing 90% over the three months ended September 30, 2003.

     Direct Alliance continued to contribute consistent earnings from operations and is investing in and focused on business development efforts. During the three months ended September 30, 2004, Direct Alliance saw a 10% sequential increase in net sales due primarily to an increase in pass through product sales and fees generated from new clients.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Included in tax expense for the three months ended September 30, 2004 were the following items:

•	Tax benefit of $0.9 million for severance and restructuring expenses;

•	Tax expense of $1.5 million for the gain on the sale of PlusNet shares; and

•	Tax benefit of $2.1 million to reflect an increase in the final tax basis of the PlusNet shares over the original estimate recorded in the three months ended June 30, 2004.

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

     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and either different estimates reasonably could have been used, or changes in the accounting estimates are reasonably likely to occur periodically, that could materially affect the condensed consolidated financial statements. We believe there have been no significant changes during the nine months ended September 30, 2004 to the items we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2003.

INSIGHT ENTERPRISES, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

     The following table sets forth for the period presented certain financial data as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	88.4	88.1	87.7	88.0

Gross profit	11.6	11.9	12.3	12.0
Operating expenses:
Selling and administrative expenses	8.8	9.6	9.4	10.0
Severance and restructuring expenses	0.3	—	0.1	0.2
Reductions in liabilities assumed in previous acquisitions	(0.1)	—	(0.1)	(0.1)

Earnings from operations	2.6	2.3	2.9	1.9
Non-operating (income) expense:
Gain on sale of a portion of investment in PlusNet	(0.8)	—	(0.3)	—
Interest income	(0.1)	(0.1)	(0.1)	(0.1)
Equity in income of investees	(0.1)	—	(0.1)	—
Interest expense	0.1	0.1	0.1	0.1
Other expenses, net	0.1	0.1	0.1	0.1

Earnings before income taxes	3.4	2.2	3.2	1.8
Income tax expense	0.9	0.7	1.0	0.6

Net earnings	2.5%	1.5%	2.2%	1.2%

Three and Nine Months Ended September 30, 2004 Compared to Three and Nine Months Ended September 30, 2003

     Net Sales. Net sales for the three months ended September 30, 2004 increased 9% to $798.5 million from $729.6 million for the three months ended September 30, 2003. Net sales for the nine months ended September 30, 2004 increased 6% to $2,300.2 million from $2,166.3 million for the nine months ended September 30, 2003. Our net sales by operating segment were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2004	2003	Change	2004	2003	Change
Insight North America	$664,097	$607,434	9%	$1,880,860	$1,808,736	4%
Insight UK	115,227	95,828	20%	340,875	280,957	21%
Direct Alliance	19,172	19,265	—%	55,306	57,175	(3%)
PlusNet*	n/a	7,063	n/a	23,161	19,407	n/a

Consolidated	$798,496	$729,590	9%	$2,300,202	$2,166,275	6%

*	Starting in the three months ended September 30, 2004, we are accounting for our investment in PlusNet under the equity method and no longer reporting PlusNet as a separate operating segment. See Note 4 to the condensed consolidated financial statements in Part I Item 1 of this report for further discussion.

     Insight North America’s sales increased for the three months ended September 30, 2004 by 9% to $664.1 million from $607.4 million for the three months ended September 30, 2003. This increase was primarily attributable to businesses increasing their IT spending in a generally improving economy. Net sales increased for the nine months ended September 30, 2004 by 4% to $1,880.9 million from $1,808.7 million for the nine months ended September 30, 2003. The overall increase was the result of strong second and third quarters, offset by decreases in net sales in the first quarter due primarily to distractions associated with the migration of account executives serving SMB customers in the United States to our Maximus system during January 2004. Insight

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

North America had 1,129 account executives at September 30, 2004 compared with 1,208 at September 30, 2003. The decrease in account executives was due to planned headcount reductions, based on performance, in order to reduce costs and increase the productivity of the remaining account executives. For the fourth quarter of 2004, we are not currently planning to add net account executives in Insight North America but instead will focus on increasing productivity and training of existing account executives.

     Insight UK’s net sales increased 20% to $115.2 million for the three months ended September 30, 2004 from $95.8 million for the three months ended September 30, 2003. Increases in the British pound sterling exchange rates accounted for $13.2 million of this increase. Excluding the effect of fluctuations in the British pound sterling exchange rates, net sales increased 7% compared to the same period in 2003. Insight UK’s net sales increased 21% to $340.9 million for the nine months ended September 30, 2004 from $281.0 million for the nine months ended September 30, 2003. Increases in the British pound sterling exchange rates accounted for $40.8 million of this increase. Excluding the effect of fluctuations in the British pound sterling exchange rates, net sales increased 7% compared to the same period in 2003. The increases in net sales for the 2004 periods compared to the 2003 periods was due primarily to increasing productivity of account executives and increases in sales and demand from SMB and public sector customers. Insight UK had 300 account executives at September 30, 2004 compared to 268 at September 30, 2003. The increase is due to the addition of 67 net account executives during the nine months ended September 30, 2004, offset by planned headcount reductions, based on performance. For the fourth quarter of 2004, we plan to add 15 to 25 net account executives in Insight UK.

     Direct Alliance’s net sales of $19.2 million for the three months ended September 30, 2004 were essentially flat compared to $19.3 million for the three months ended September 30, 2003. Net sales decreased 3% to $55.3 million for the nine months ended September 30, 2004 from $57.2 million for the nine months ended September 30, 2003. Net sales declined in the 2004 periods due primarily to the wind-down of one client relationship that ended, as scheduled, during the three months ended June 30, 2003. This client represented approximately 4% of Direct Alliance’s net sales for the nine months ended September 30, 2003. Direct Alliance’s net sales are concentrated with a few manufacturers of IT products. For the three and nine months ended September 30, 2004, Direct Alliance’s largest outsourcing client accounted for 59% and 60% of Direct Alliance’s net sales compared to 67% and 65%, respectively, for the three and nine months ended September 30, 2003. For the three and nine months ended September 30, 2004, Direct Alliance’s top three outsourcing clients accounted for approximately 87% and 89% of Direct Alliance’s net sales compared to 92% and 89%, respectively, for the three and nine months ended September 30, 2003.

     Gross Profit. Gross profit increased 7%, to $92.7 million for the three months ended September 30, 2004 from $86.8 million for the three months ended September 30, 2003. As a percentage of sales, gross margin decreased to 11.6% for the three months ended September 30, 2004 from 11.9% for the three months ended September 30, 2003. The decrease in gross margin was due primarily to:

•	no longer consolidating PlusNet, which historically had gross margins that were higher than the remaining segments;

•	an increase in the percentage of sales to large corporate and public sector customers for Insight North America, which have increased product pricing pressures and are generally at lower gross margins; and

•	an increase in the percentage of sales to public sector customers for Insight UK, which are generally at lower gross margins.

These decreases were offset partially by:

•	increases in supplier reimbursements for Insight North America;

•	reduction in reserves for vendor receivables for Insight North America; and

•	increases in freight margins for Insight North America and Insight UK.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Gross profit for the nine months ended September 30, 2004, increased 9% to $282.9 million from $260.0 million for the nine months ended September 30, 2003. Gross margin increased from 12.0% for the nine months ended September 30, 2003 to 12.3% for the nine months ended September 30, 2004 due primarily to:

•	a surge in referral fees from Microsoft for enterprise agreement renewals for the nine months ended September 30, 2004 for Insight North America and Insight UK;

•	decreases in the write-downs of obsolete, slow moving and non-salable inventories for Insight North America and Insight UK due to enhanced inventory management policies and procedures; and

•	increases in supplier reimbursements for Insight North America.

These increases were offset partially by:

•	an increase in the percentage of sales to large corporate and public sector customers for Insight North America, which have increased product pricing pressures and are generally at lower gross margins; and

•	an increase in the percentage of sales to public sector customers for Insight UK, which are generally at lower gross margins.

     Operating Expenses.

     Selling and Administrative Expenses. Selling and administrative expenses for the three months ended September 30, 2004 were $70.2 million, compared to $70.0 million in the same period in 2003. Selling and administrative expenses decreased as a percent of net sales to 8.8% for the three months ended September 30, 2004 from 9.6% for the three months ended September 30, 2003. For the nine months ended September 30, 2004, selling and administrative expenses decreased slightly to $216.4 million from $217.3 million for the nine months ended September 30, 2003. For the nine months ended September 30, 2004 selling and administrative expenses as a percentage of net sales decreased to 9.4% from 10.0% for the nine months ended September 30, 2003. The decrease in selling and administrative expenses as a percentage of net sales for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 was due primarily to the cost savings from completing the system conversion which eliminated accelerated depreciation on the old IT system, stay bonuses and redundant personnel. Also contributing to the decrease was an increase in net sales, reductions in bad debt expense and a continued focus on cost controls, which resulted in some headcount reductions. These decreases were partially offset by increased investments in 2004 on marketing, business development and hiring of senior management personnel.

     Severance and Restructuring Expenses. During the three months ended September 30, 2004, Insight North America, Insight UK and Direct Alliance recorded $1,975,000, $377,000 and $83,000, respectively, of severance and restructuring expenses attributable to the elimination of certain sales, support and management functions. These amounts include $1.6 million recorded for the retirement of P. Robert Moya, Executive Vice President, Chief Administrative Officer, General Counsel and Secretary. See Note 8 to the condensed consolidated financial statements in Part I Item 1 of this report for further discussion.

     Reductions in Liabilities Assumed in Previous Acquisitions. During the three months ended September 30, 2004, Insight UK released $457,000 of net liabilities assumed in a previous acquisition. This income was not taxable.

     During the nine months ended September 30, 2004, Insight UK settled certain liabilities assumed in previous acquisitions for $3.6 million less than the amounts originally recorded. The book tax expense recorded in the condensed consolidated financial statements related to this income was only $272,000 due to the release of the valuation allowance on the related deferred tax asset.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Gain on Sale of a Portion of Investment in PlusNet. We recorded a gain of $6,654,000 during the three months ended September 30, 2004 on our sale of PlusNet shares. See Note 4 to the condensed consolidated financial statements in Part I Item 1 of this report for further discussion.

     Interest Income. Interest income of $554,000 and $215,000 for the three months ended September 30, 2004 and 2003, respectively, and $1,281,000 and $590,000 for the nine months ended September 30, 2004 and 2003, respectively, was generated through short-term investments. The increase in interest income is due to increases in the amount in cash invested in short-term investments during the three and nine months ended September 30, 2004.

     Equity in Income of Investees. For the three and nine months ended September 30, 2004, we recorded $318,000 and $187,000, respectively, of net non-operating income representing our share of the income or loss of our unconsolidated equity method investees. See Note 4 to the condensed consolidated financial statements in Part I Item 1 of this report for further discussion.

     Interest Expense. Interest expense of $598,000 and $625,000 for the three months ended September 30, 2004 and 2003, respectively, and $1.5 million and $2.1 million for the nine months ended September 30, 2004 and 2003, respectively, primarily relates to borrowings under our financing facilities. The decrease in interest expense is due to a reduction in the amounts outstanding under our interest-bearing financing facilities.

     Other Expenses, Net. Other expenses, net, increased to $451,000 for the three months ended September 30, 2004 from $403,000 for the three months ended September 30, 2003 and consist primarily of bank fees associated with our financing facilities and cash management and miscellaneous investment gains or losses. Other expenses, net, decreased to $306,000 for the nine months ended September 30, 2004 from $1.6 million for the nine months ended September 30, 2003. The decrease was due primarily to income from two separate gains on investments that occurred during the three months ended March 31, 2004. Insight UK sold a building for a gain of $328,000, $317,000 net of tax, and Direct Alliance realized a gain of $516,000 from selling stock upon the exercise of stock options that were received from a client several years ago as compensation for a note payable extension. This gain was non-taxable due to the utilization of capital loss carry forwards.

     Income Tax Expense. Our effective tax rates for the three months ended September 30, 2004 and 2003 were 26.2% and 33.6%, respectively. Tax expense for the three months ended September 30, 2004 was reduced due primarily to:

•	a tax benefit of $2,110,000 recorded to reflect an increase in the actual tax basis of the PlusNet shares over the original estimate recorded in the three months ended June 30, 2004;

•	the gain on the sale of the PlusNet shares being taxed at an effective rate of 23%; and

•	income resulting from the reduction of certain Insight UK liabilities assumed in connection with a previous acquisition not being taxable.

Our effective tax rates for the nine months ended September 30, 2004 and 2003 were 33.1% and 33.4%, respectively. In addition to the items noted above for the three months ended September 30, 2004, the effective tax rate for the nine months ended September 30, 2004 was also reduced due to the release of the remaining valuation allowance on the related deferred tax asset. See Note 7 to the condensed consolidated financial statements in Part I Item 1 of this report for further discussion.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

     The following table sets forth for the periods presented certain consolidated cash flow information (in thousands):

	Nine Months Ended
	September 30,
	2004	2003
Net cash provided by operating activities	$10,587	$95,777
Net cash used in investing activities	(4,289)	(19,419)
Net cash provided by (used in) financing activities	4,013	(78,163)
Foreign currency exchange impact on cash flow	(3,334)	1,064

Increase (decrease) in cash and cash equivalents	$6,977	$(741)

Cash and cash equivalents at beginning of period	$41,897	$30,930

Cash and cash equivalents at end of period	$48,874	$30,189

Cash and Cash Flow

     Our cash balances are held in the United States, Canada and the United Kingdom, with the majority in the United Kingdom. The cash held in Canada and the United Kingdom could be repatriated to the United States, but would be subject to United States federal income taxes, less applicable foreign tax credits. Our present intent is that the cash balances will remain in these countries for future growth and investments, and we will meet any liquidity requirements in the United States through ongoing cash flows, external borrowings or both.

     Our primary use of cash in the past few years has been to fund our working capital requirements, capital expenditures and acquisitions.

     Net Cash Provided by Operating Activities. Cash flows from operations for the nine months ended September 30, 2004 and 2003 were $10.6 million and $95.8 million, respectively. Cash flows from operations for the nine months ended September 30, 2004 resulted primarily from net earnings before depreciation, offset by an increase in accounts receivable due to increased sales compared to prior year and a decrease in accrued expenses. Cash flows from operations for the nine months ended September 30, 2003 resulted primarily from net earnings before depreciation and decreases in accounts receivable and other current assets. The decrease in accounts receivable at September 30, 2003 was due to reduced sales for the three months ended September 30, 2003 compared to the prior year. The decrease in other current assets was due primarily to the return of a refundable deposit paid in connection with the termination of prior financing arrangements at the end of 2002.

     Our consolidated cash flow operating metrics are as follows:

	Nine Months Ended
	September 30,
	2004	2003
Days sales outstanding in ending accounts receivable (“DSOs”)	49	47
Inventory turns (excluding inventories not available for sale)	30	34

     DSOs increased in the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003 due to increases in net sales and a higher percentage of 2004 net sales being transacted in September, the last month of the nine-month period, compared to the prior year. The decrease in inventory turns resulted primarily from an increase in inventories due to increases in opportunistic purchases. The $16.9 million of inventories not available for sale represents inventories segregated pursuant to binding customer contracts, which will be recorded as net sales when the criteria for sales recognition are met.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     If sales continue to increase in the future, we expect that cash flow from operations will be used, at least partially, to fund working capital as we typically increase balances in our inventories and pay our suppliers, in order to take advantage of supplier discounts, on average terms that are shorter than the average terms granted to our customers.

     Net Cash Used in Investing Activities. Capital expenditures for the nine months ended September 30, 2004 primarily relate to capitalized costs of computer software developed for internal use and computer equipment. The $6.0 million increase in receivables from equity method investees primarily represented receivables from Executive Technology, Inc., fka ExecTechDirect Technology, Inc. (“ET”), an equity method investee, for products purchased, services rendered and for advances to third-party suppliers for product purchased by ET. Additionally, we received net proceeds of $17.4 million from the sale of a portion of our investment in PlusNet. See Note 4 to the condensed consolidated financial statements in Part I Item 1 of this report for further discussion about ET and PlusNet. Capital expenditures for nine months ended September 30, 2003 primarily relate to software, hardware and capitalized computer software development costs associated with the IT system conversion in Insight North America and capitalized costs of computer software developed for internal use. We expect capital expenditures in the next twelve months, primarily relating to purchased software and internal development of software enhancements related to our IT systems and purchases of computer equipment, to be between $15.0 million and $20.0 million.

     Net Cash Provided by (Used in) Financing Activities. The total outstanding balance under our line of credit and accounts receivable securitization facility was $50.5 million at September 30, 2004 and we had $48.9 million on hand in cash and cash equivalents. At September 30, 2004, a total of $152.0 million was available under our line of credit and accounts receivable securitization facility.

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

     We have an agreement to sell receivables periodically to a special purpose accounts receivable and financing entity (the “SPE”), which is exclusively engaged in purchasing receivables from us. The SPE is a wholly-owned, bankruptcy-remote entity that we have included in our condensed consolidated financial statements. The SPE funds its purchases by selling undivided interests in up to $200.0 million of eligible trade accounts receivable to a multi-seller conduit administered by an independent financial institution. The sales to the conduit do not qualify for sale treatment under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” as we maintain effective control over the receivables that are sold. Accordingly, the receivables remain recorded on our condensed consolidated financial statements. At September 30, 2004, the SPE owned $351.0 million of receivables recorded at fair value and included in our condensed consolidated balance sheet, of which $182.5 million was eligible for funding. The financing facility expires December 30, 2004 and accordingly, the $45.0 million outstanding at September 30, 2004 is recorded in current liabilities. Interest is payable monthly, and the interest rate at September 30, 2004 on borrowed funds was 2.21%, including the 0.35% commitment fee on the

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

total $200 million facility. At September 30, 2004, $137.5 million was available under the facility. We have no reason to believe the facility will not be renewed at the end of its current term.

     As of September 30, 2004, $5.5 million was outstanding under our $30.0 million revolving line of credit. The line of credit bears interest, payable quarterly, at a rate chosen by us among available rates subject to our leverage ratio and other terms and conditions. The available rates are the financial institution’s prime rate or the LIBOR based rate (4.75% and 3.09%, respectively at September 30, 2004). We also pay a commitment fee on the facility equal to 0.30% of the unused balance. The credit facility expires on December 31, 2005 and accordingly, amounts outstanding are recorded as long-term liabilities. We have an outstanding letter of credit that reduces the availability on this line of credit by $10.0 million. At September 30, 2004, $14.5 million was available under the line of credit.

     Our $40.0 million secured inventories financing facility can be used to facilitate the purchases of inventories from certain suppliers and amounts outstanding are recorded as accounts payable. As of September 30, 2004, there was $9.2 million outstanding under the inventories financing facility and $30.8 million available. This facility is non-interest bearing if paid within its terms and expires December 31, 2005.

     Our financing facilities contain various covenants including the requirement that we maintain a specified amount of tangible net worth and comply with leverage and minimum fixed charge requirements. We were in compliance with all such covenants at September 30, 2004.

Off Balance Sheet Arrangements

     We have entered into off-balance sheet arrangements as defined by the SEC’s Final Rule 67, “Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations,” including guaranties and indemnifications as discussed in Note 9 and an outstanding letter of credit of $10.0 million as discussed in Note 6 to the condensed consolidated financial statements in Part I Item 1 of this report. Except the $1.6 million severance due to Mr. Moya pursuant to his employment contract and recorded by us during the three months ended September 30, 2004, none of our off-balance sheet arrangements either has or is reasonably likely to have, a material current or future effect on financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Factors That May Affect Future Results and Financial Condition

     Changes in the economic environment and/or IT industry may reduce demand for the products and services we sell. Our results of operations are influenced by a variety of factors, including general economic conditions, the condition of the IT industry, shifts in demand for or availability of computer and related products and services and industry introductions of new products, upgrades or methods of distribution. Additionally, the potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways that cannot presently be predicted. Over the past few years, the computer industry in general has felt the effects of the slowdown in the United States and European economies, and we specifically saw a decrease in demand for the products and services we sell. Net sales can be dependent on demand for specific product categories, and any change in demand for or supply of such products could have a material adverse effect on our net sales if we fail to react in a timely manner to such changes. Our operating results are also highly dependent upon our level of gross profit as a percentage of net sales which fluctuates due to numerous factors, including changes in prices from suppliers, reductions in the amount of supplier reimbursements and marketing funds that are made available, volumes of purchases, changes in customer mix, the relative mix of products sold during the period, general competitive conditions, the availability of opportunistic purchases and opportunities to increase market share. In addition, our expense levels, including the costs and salaries incurred in connection with the hiring of account executives, are

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

based, in part, on anticipated net sales. Therefore, we may not be able to reduce spending in a timely manner to compensate for any unexpected net sales shortfall. As a result, comparisons of our quarterly financial results should not be relied upon as an indication of future performance.

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

     Actions of competitors, including manufacturers of products we sell, can negatively affect our business. The IT products and services industry is intensely competitive. Competition is based primarily on price, product availability, speed of delivery, credit availability, ability to tailor specific solutions to customer needs and quality and breadth of product lines. We compete with manufacturers, including manufacturers of products we sell, as well as a large number and wide variety of marketers and resellers of IT products and services. Product manufacturers, in particular, have programs to sell directly to the business customer, particularly larger corporate customers and, thus, are a competitive threat to us. In addition, manufacturers may attempt to increase the volume of software products distributed electronically to end-users. An increase in the volume of products sold through any of these competitive programs or distributed electronically to end-users could have a material adverse effect on our business, results of operations and financial condition.

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

     We rely on a limited number of outsourcing clients. Through our Direct Alliance operating segment, which represented 2% and 16% of our consolidated net sales and earnings from operations, respectively, for the three months ended September 30, 2004, we perform business process outsourcing services for a small number of manufacturers in the computer and consumer electronics industry pursuant to various arrangements. For the three and nine months ended September 30, 2004, one outsourcing client accounted for 59% and 60%, respectively, of Direct Alliance’s net sales. For the three and nine months ended September 30, 2004, the top three clients represented 87% and 89%, respectively, of Direct Alliance’s net sales. Although the contracts with these clients are generally multi-year contracts, these clients may cancel their contracts under certain circumstances on relatively short notice, elect to not renew them upon expiration or renew them only on terms that are less favorable to us. There is no assurance that we will be able to replace any outsourcing clients that terminate or fail to renew their relationships with us or that we will be able to renew existing contracts on terms that are as favorable to us as the current terms. Additionally, we seek to expand our offerings both within and outside of the computer industry. The failure to maintain current arrangements or the inability to enter into new ones within or outside the computer industry could have a material adverse effect on our business, results of operations and financial condition. The majority of our current outsourcing clients are manufacturers in the computer industry, and, therefore, are subject to the same industry risks as we are with respect to our Insight North America operations. These risks may negatively affect the amount of business our clients outsource to us and the performance fees we receive from clients that are based on the volume of client product we sell or process through our systems.

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

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Our principal financing facility expires on December 30, 2004, and if we are unable to renew this facility or replace it on acceptable terms, we may incur higher interest expenses or your equity interest may be diluted. Our financing facilities include a $200 million accounts receivable securitization financing facility, a $30 million revolving line of credit and a $40 million inventories financing facility. The availability under each of these facilities is subject to formulas based on our eligible trade accounts receivable or inventories. As of September 30, 2004, the aggregate outstanding balance under these facilities was $59.7 million, and we had $182.8 million available. The accounts receivable securitization financing facility expires December 30, 2004, and the line of credit and inventories facility expire on December 31, 2005. We have no reason to believe the accounts receivable securitization financing facility will not be renewed on or before December 30, 2004. However, it is possible that we may be unable to renew our existing accounts receivable securitization financing facility or secure alternative financing or, if we are able to renew our existing accounts receivable securitization financing facility or secure alternative financing, it may be on less favorable terms, such as higher interest rates. If we were unable to renew our existing accounts receivable securitization financing facility or secure alternative financing, we may be required to seek other financing alternatives such as selling additional equity securities or convertible debt securities that would dilute the equity interests of current stockholders. We cannot assure you that we will be able to obtain such financing on terms favorable to us or at all.

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

     We depend on certain key personnel. Our future success will be largely dependent on the efforts of key management personnel. The loss of one or more of these key employees could have a material adverse effect on our business, results of operations and financial condition. We cannot assure you that we will be able to attract or retain highly qualified executive personnel or that any such executive personnel will be able to lead the Company in directions that will increase stockholder value. We also believe that our future success will be largely dependent on our continued ability to attract and retain highly qualified management, sales, service and technical personnel. We cannot assure you that we will be able to attract and retain such personnel. Further, we make a significant investment in the training of our sales account executives. Our inability to retain such personnel or to train them rapidly enough to meet our expanding needs could cause a decrease in the overall quality and efficiency of our sales staff, which could have a material adverse effect on our business, results of operations and financial condition.

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

     Changes in results of operations of or non-payment by our equity method investees could adversely affect earnings. We have a 45% equity interest in PlusNet, a United Kingdom internet service provider, and a 20% equity interest in ET, a minority-owned reseller of IT products and services. These investments are accounted for under the equity method, and, accordingly, 45% of PlusNet’s and 20% of ET’s earnings or losses are recorded in our condensed consolidated statements of earnings. For the three and nine months ended September 30, 2004, we recorded $318,000 and $187,000, respectively, of equity in income of investees, representing our percentage ownership of the income or loss of PlusNet and ET. Performance of our equity method investments may not continue at the same levels in the future and it is possible that our future earnings could be adversely affected by the recognition of our percentage ownership of their losses, if any. Additionally, at September 30, 2004 we had approximately $6.0 million in receivables from equity method investees, which primarily represented receivables from ET for products purchased, services rendered and for advances to third-party suppliers for product purchased by ET. Although we have security against the majority of the receivables from equity method investees, there can be no assurance that our equity method investees will pay us according to the terms established or that we would be able to recover secured assets or related proceeds if we assert our secured position. As a result, write-offs of the receivables could be necessary and the amounts written-off could have a material effect of our results of operations and financial condition.

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

     We issue options under our stock option plans and sell shares under our employee stock purchase plan, which dilute the interest of stockholders. We have reserved shares of our common stock for issuance under our Employee Stock Purchase Plan, our 1998 Long Term Incentive Plan (the “1998 LTIP”) and our 1999 Broad–Based Incentive Plan. As approved by our stockholders, our 1998 LTIP provides that additional shares of common stock may be reserved for issuance based on a formula contained in that plan. The formula provides that the total number of shares of common stock remaining for grant under the 1998 LTIP and any of our other option plans, plus the number of shares subject to unexercised options granted under any stock plan, shall not exceed 20% of the outstanding shares of our common stock at the time of calculation of the additional shares. Therefore, we reserve additional shares on an ongoing basis for issuance under this plan. At September 30, 2004, we had options outstanding to acquire 8,201,754 shares of common stock with a weighted average exercise price of $17.44. Based on the 1998 LTIP formula, we had 1,519,685 shares of common stock available for grant of stock options at September 30, 2004.

     Additionally, we have reserved 15% of the outstanding shares of common stock of our subsidiary, Direct Alliance Corporation under the Direct Alliance 2000 Long-Term Incentive Plan. At September 30, 2004, we had options outstanding to acquire 2,777,500 shares of common stock of Direct Alliance Corporation at a weighted average exercise price of $1.42

     Until the IPO of PlusNet on July 14, 2004, we had reserved shares of common stock of our subsidiary, PlusNet Technologies Limited under the PlusNet Technologies Limited 2000 Long-Term Incentive Plan. As a result of the sale of our share in PlusNet in the IPO, PlusNet is no longer a subsidiary of Insight Enterprises, Inc. and instead is accounted for under the Equity Method. As a result, the PlusNet Technologies Limited 2000 Long-Term Incentive Plan is no longer an Insight Enterprises, Inc. stock option plan.

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

     Additionally, we have employment agreements with certain officers and management employees under which severance payments would become payable under certain circumstances after a change in control. If all such persons were terminated, and the severance payments under the current employment agreements were to become payable, the maximum contingent obligation calculated as of September 30, 2004 would be approximately $15.0 million.

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

Recently Issued Accounting Pronouncements

     We believe there have been no significant changes during the nine months ended September 30, 2004 to items we disclosed as recently issued accounting pronouncements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We have interest rate exposure arising from our financing facilities, which have variable interest rates. These variable interest rates are affected by changes in short-term interest rates. We manage interest rate exposure by maintaining a conservative debt to equity ratio. At September 30, 2004, the fair value of our long-term debt approximated its carrying value.

     We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material. Our financing facilities expose net earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. Borrowings outstanding under the interest-bearing financing facilities totaled $50.5 million at September 30, 2004. A change in net earnings resulting from a hypothetical 10% increase or decrease in interest rates would not be material.

     We also have foreign currency translation exposure arising from the operation of foreign entities. We monitor our foreign currency exposure and may from time to time enter into hedging transactions to manage this exposure. There were no hedging transactions during the three months ended September 30, 2004 or hedging instruments outstanding at September 30, 2004.

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

     Attached as exhibits to this Quarterly Report are certifications of the CEO and the CFO, which are required by Rule 13a-15 and Rule 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

INSIGHT ENTERPRISES, INC.

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

     In July 2002, the Company, our Chairman, our Chief Executive Officer and our Chief Financial Officer were named as defendants in four lawsuits in the United States District Court, District of Arizona. The plaintiffs sought class action status to represent all buyers of our common stock from September 3, 2001 through July 17, 2002, and the Court consolidated the lawsuits. On May 11, 2004, the Court granted our motion to dismiss the second amended complaint with prejudice and without leave to amend. Plaintiffs appealed the dismissal to the Ninth Circuit Court of Appeals but withdrew the appeal on August 30, 2004. The case has concluded with no payments to the plaintiffs or their counsel by us or our insurance carriers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

INSIGHT ENTERPRISES, INC.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

     On October 24, 2004, we appointed Richard A. Fennessy as president and chief executive officer of the Company effective November 15, 2004. Effective November 15, 2004, Timothy A. Crown, chief executive officer of the Company, will resign from the position of chief executive officer and assume the role of chairman of the Board of Directors, and Eric J. Crown, chairman of the Board of Directors, will resign from the position of chairman but will remain on the Board of Directors as chairman emeritus.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. (unless otherwise noted, exhibits are filed herewith)

Exhibit No.	Description
3.1	Composite Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of our annual report on Form 10-K for the year ended December 31, 2001 filed on April 1, 2002).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of our annual report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).

4.2	Stockholder Rights Agreement (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on March 17, 1999).

10.1 (1)	Employment Agreement between Insight Enterprises, Inc. and James A. McCoy dated as of and effective April 1, 2004.

10.2 (1)	Employment Agreement between Insight Enterprises, Inc. and Karen K. McGinnis dated as of and effective October 15, 2004.

31.1	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

     (1) Management contract or compensatory plan or arrangement.

INSIGHT ENTERPRISES, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 8, 2004	INSIGHT ENTERPRISES, INC.

	By:	/s/ Timothy A. Crown

Timothy A. Crown Chief Executive Officer

	By:	/s/ Stanley Laybourne

Stanley Laybourne Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal financial officer)