Form 10-K
period 2004-12-31
INSIGHT ENTERPRISES INC
filed 2005-03-07
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .

Commission File Number: 0-25092

INSIGHT ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-0766246
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Yes ☑	No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☑	No ☐

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the closing price of the Registrant’s common stock as reported on the Nasdaq National Market on June 30, 2004, the last business day of the Registrant’s most recently completed second fiscal quarter, was $842,502,894.

     The number of outstanding shares of the Registrant’s common stock on February 28, 2005 was 49,647,989.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-K, including statements in “Business” in Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect net sales, gross profit, operating expenses, earnings from operations or net earnings; projections of capital expenditures; projections for growth; hiring plans; plans for future operations; financing needs or plans; plans relating to our products and services; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statement. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:

•	changes in the economic environment and/or information technology industry;

•	reliance on suppliers for product availability, marketing funds, purchasing incentives and competitive products to sell;

•	reliance on a limited number of outsourcing clients;

•	actions of competitors, including manufacturers of products we sell;

•	disruptions in our information technology and voice and data networks;

•	failure to comply with the terms and conditions of our public sector contracts;

•	risks associated with international operations;

•	integration and operation of future acquired businesses;

•	dependence on key personnel;

•	decreased effectiveness of equity compensation and changes in accounting for equity compensation;

•	rapid changes in product standards;

•	ability to renew or replace short-term financing facilities;

•	recently enacted and proposed changes in securities laws and regulations;

•	intellectual property infringement claims; and

•	risks that are otherwise described from time to time in our Securities and Exchange Commission reports, including but not limited to the items discussed in “Factors that Could Affect Future Results” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.

We assume no obligation to update, and do not intend to update, any forward-looking statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

FORM 10-K ANNUAL REPORT
Year Ended December 31, 2004

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

PART I

Item 1. Business

     Insight Enterprises, Inc. is a holding company organized in the following three operating segments:

				% of 2004
				Consolidated
				Earnings
			% of 2004	from
			Consolidated	Continuing
Operating Segment*	Description	Geography	Net Sales	Operations
Insight North America	Provider of information technology (“IT”) products and services	United States and Canada	83%	72%

Insight UK	Provider of IT products and services	United Kingdom	15%	13%

Direct Alliance	Business process outsourcing provider	United States	2%	15%

     Additional detailed segment and geographic information can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and in Note 17 to the Consolidated Financial Statements in Item 8 of this report.

     Our business focus is on being a leading provider of brand name computing products, IT services and outsourcing of business processes primarily to business customers in the United States, Canada and the United Kingdom.

     We were incorporated in Delaware in 1991 as the successor to an Arizona corporation that commenced operations in 1988. We began operations in the United States, expanded into Canada in 1997 and into the United Kingdom in 1998.

Acquisitions/Dispositions History

     Over the past few years, we have completed acquisitions in the United States, Canada and the United Kingdom.

     In 2004, we sold our 95% ownership interest in PlusNet plc (“PlusNet”), an Internet service provider in the United Kingdom. As a result of the disposition of our ownership interest, PlusNet is disclosed as a discontinued operation.

Operating Segments

     The following discussions of our operating segments should be read in conjunction with the operating segment disclosures and information regarding geographic operations found in Note 17 to the Consolidated Financial Statements in Item 8 of this report. A discussion of factors potentially affecting our operations is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors that Could Affect Future Results” in Item 7 of this report.

Insight North America and Insight UK – The Insight Brand

     Insight North America and Insight UK (collectively, “Insight”) are reported as separate operating segments. However, they both market products and services principally under the global brand name “Insight” and operate with similarly structured business models and strategic positioning as leading providers of IT products and services.

     Insight North America, with operations in the United States and Canada, is our primary operating segment, representing 83% and 72% of consolidated net sales and earnings from operations, respectively, in 2004. Their target customers are small- to medium-sized businesses (“SMB”) and large enterprises, as well as government and educational entities.

     Insight UK represented 15% and 13% of consolidated net sales and earnings from operations, respectively, in 2004, and primarily targets SMB, as well as government and educational entities, in the United Kingdom.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

Business Overview

     Insight is a leading provider of IT products and services that deliver strategic business value through technology to businesses, government and educational institutions in the United States, Canada and the United Kingdom. We are evolving our business model and branding efforts to emphasize Insight’s ability to provide total product and service solutions based on customers’ business-driven needs. We strive to be a valued advisor to our customers by offering technology solutions that can be applied across the full technology procurement life cycle to maximize our customers’ return on investment. We are evolving further into the IT solutions market. However, our service sales represented less than 5% of Insight’s net sales for 2004 and were sold primarily to our larger enterprise customers. Although we have initiatives to increase solution selling in our large enterprise customer base, we see a greater opportunity to sell solutions to the SMB customers. IT products are sold to this market by a variety of national product resellers but we believe there are no national providers of IT products, services and solutions effectively serving this market. We also believe that our expanded business model, knowledgeable sales force, targeted marketing strategies, streamlined distribution, advanced services capabilities and commitment to total IT solutions could further differentiate us from our competitors targeting the SMB market.

     In 2004, we saw the culmination of two years of focus on internal initiatives, which set the foundation for the evolution in our business model. In the first quarter of 2004, we achieved the successful completion of the integration of a large acquisition, a continued strengthening of United Kingdom profitability and the migration of Insight’s United States business operations to one IT system. The completion of these projects in the first quarter of 2004 strengthened our ability to serve business customers and facilitated the marketing of the full breadth of our product and service capabilities across all customer segments. In the second quarter of 2004, we added strength to our Insight North America senior management team in the areas of marketing, product management and services and re-focused our resources externally to enhance the customer experience. We hired, in the fourth quarter of 2004, a new chief executive officer who brings a breadth of industry experience to the Company. These efforts assisted us in achieving year-over-year growth in net sales for each of the last three quarters in 2004 and for the year 2004 overall. We believe the foundation is set to deploy fully the solutions-oriented business model to our target customers, particularly in the United States.

     Our goal in 2005 is to drive our target customers to our solutions-oriented business model and further invest in our account executives to increase productivity and more effectively sell solutions. Our marketing efforts will target specific business-driven customer needs and will be integrated with sales, product management and training. Additionally, we will continue to enhance our business operations through automation in order to increase our customers’ ease of doing business with us, increase sales, enhance gross margins and reduce operating expenses as a percentage of net sales.

Operating Strategy

     The key elements of our operating strategy are as follows:

     Solutions-Oriented Business Model. This model offers business customers the benefits of complete IT solutions that take advantage of our multiple-vendor product choices, competitive pricing and availability, swift delivery and a vast array of customized services. We continue to transition our business model beyond product fulfillment to include extensive service offerings, enabling us to adopt a selling approach focused on providing total solutions for customers’ IT needs. We believe this transition is essential to respond to changes in the way businesses plan for, purchase and implement technology. In addition to a sophisticated product fulfillment engine, we offer service capabilities designed to improve our customers’ business processes. We have the ability to serve as the central project manager for any combination of IT services a customer may require from basic warranties and financing options, to custom configuration, large technology deployments, centralized management of mobile technology, software license planning, network design and implementation, asset tagging or asset disposal. We believe we deliver strategic business value to our customers by streamlining IT management and costs. By combining technology products and services, we create custom-tailored solutions designed to meet customers’ unique requirements. In North America, our largest area of operation, we believe we have a strong competitive advantage in the degree to which we can provide these products and services across all targeted customer groups.

     Integrated Sales and Marketing. We market and sell IT products and services solutions through a variety of integrated direct sales and marketing techniques including:

•	a staff of customer-dedicated account executives utilizing proactive outbound telephone-based sales;

•	a customer-focused, face-to-face field sales force;

•	electronic commerce (primarily the Internet and electronic data interchange (“EDI”));

•	targeted marketing (including print and electronic marketing and communications, advertising and specialty marketing programs); and

•	comprehensive product and services catalogs.

     We tailor our marketing model to each customer market and emphasize our broad product and services offerings, competitive pricing, fast delivery, customer support and financing options. A large portion of our marketing efforts in 2005

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

and beyond will be focused on increasing awareness of our service capabilities and the value of our solutions-oriented business model, as well as increasing Insight brand awareness.

     Components of our sales and marketing strategy include:

     Focus on Businesses, including Government and Educational Entities. We target businesses as well as government and educational entities. Our target customer employs 100 to greater than 5,000 people who regularly use computing products. We believe this is one of the most valuable segments of the IT products and services market because entities in this segment demand high-performance technology solutions, purchase frequently, are value conscious, appreciate well-trained account executives and are knowledgeable buyers who require less technical support than the average individual consumer. Our operating model, which allows us to tailor our offerings to the size and complexity of our customer, positions us to serve this segment of the market effectively through our competitive pricing, extensive product availability, advanced service capabilities, well-trained account executives, high level of customer service, cost-effective distribution systems and technological innovation. During 2004, virtually all of our net sales were to business, government and educational customers, and no single customer accounted for more than 3% of our consolidated net sales.

     Insight Public Sector (“IPS”), a wholly-owned subsidiary of Insight North America, services our United States public sector customers, which include federal, state and local governmental entities, educational institutions and non-profit organizations. Net sales from our public sector customers are derived from: open market sales to federal, state and local government agencies; sales made to federal agencies and departments under the Multiple Award Schedule contract between IPS and the U. S. General Services Administration and blanket purchase agreements between IPS and various government departments; sales made to various state and local governmental agencies; and sales made to educational institutions and non-profit organizations. For a discussion of risks associated with public sector contracts, see “Management’s Discussion and Analysis of Financial Condition – Factors That May Affect Future Results and Financial Condition – The failure to comply with the terms and conditions of our public sector contracts could result in, among other things, fines or other liabilities,” in Item 7 of this report.

     Recruit, Train and Retain a Quality Sales Force. The majority of our account executives focus on outbound telemarketing by contacting existing customers on a systematic basis to generate additional sales. In addition, these account executives utilize various prospecting techniques in order to increase the size of our target customer base. To support the account executives, we maintain an extensive database of customers and potential customers. We have established dedicated outbound sales divisions focusing on SMB (generally less than 1,000 PC’s), larger enterprise businesses (generally at least 1,000 PC’s) and the public sector entities. Account executives in these sales divisions interact with the sophisticated purchasers and IT systems management and various other staff of organizations to establish mutually beneficial relationships within these specific customer targets. Once established, the one-on-one relationships between our customers and their account executives are maintained and enhanced primarily through frequent communications by telephone supplemented by marketing communications and programs. We also enhance our telemarketing operations by maintaining a smaller group of face-to-face field account executives in a number of cities throughout the United States, and to a lesser extent, in the United Kingdom. These face-to-face field account executives typically service larger enterprise accounts, government accounts or accounts that have advanced system and service needs. Additionally, we have a small group of knowledgeable account executives dedicated to taking inbound calls.

     We believe our ability to establish and maintain long-term relationships and to encourage repeat purchases is dependent, in part, on the quality of our account executives. Because our customers’ primary contact with us is through our account executives, we focus on recruiting, training and retaining qualified and knowledgeable sales staff. New account executives are required to participate in an extensive multi-week product, system, sales and procedural training program. This program consists of class work focusing on technical product and services information, sales and customer service, and supervised sales experience. Additionally, in conjunction with product manufacturers, we sponsor periodic training sessions introducing new products and emphasizing products that are in high demand. We also have training programs that introduce new policies and procedures. We are currently expanding our training programs to focus on enhancing existing skills or developing new skills for varying aspects of the sales process.

     Each account executive is responsible for building a customer base and proactively servicing the needs of established customers. Our IT systems allow on-line retrieval of relevant customer information, including the customer’s history and product information, such as price, cost and availability, as well as up-selling and cross-selling opportunities. Additionally, in 2005 we are planning to increase our use of data mining tools and analytics to target the right solution or offer to customers with the greatest propensity to have an interest. This capability helps deepen customer relationships and build our “share-of-wallet” with our customer base. Account executives are empowered to negotiate sales prices within established ranges, and a large part of their compensation is based upon gross profit dollars from sales they generate. As the account executive gains experience, we give them greater latitude to make decisions, and with greater experience, the percentage of total compensation based on gross profit dollars generated also increases. Compensation programs are designed to promote and reward top performers in the organization.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

     Information regarding the number and tenure of account executives at Insight North America and Insight UK at December 31, 2004 and 2003 follows:

	Insight North America		Insight UK
	12/31/04	12/31/03	12/31/04	12/31/03
Number of account executives	1,106	1,194	298	232

Experience:
Less than one year	28%	27%	52%	50%
One to two years	14%	13%	19%	11%
Two to three years	10%	10%	6%	13%
More than three years	48%	50%	23%	26%

	100%	100%	100%	100%

Average tenure	3.5 years	3.3 years	2.2 years	2.2 years

     Increase in tenure is important to our business as our statistics show that account executive productivity increases with experience. The increase in average tenure for Insight North America is due primarily to increased retention efforts, including performance based incentives and enhanced training programs, and headcount reductions based on performance which largely results in elimination of less experienced account executives. Average tenure for Insight UK has remained relatively flat over the past year. However, in 2004 we experienced a higher rate of attrition among our Insight UK account executives with two to three years experience than we experienced in 2003, due primarily to turnover in sales management and recruiting of our tenured account executives by our competition.

     For a discussion of risks associated with our dependence on key personnel, including sales personnel, see “Management’s Discussion and Analysis of Financial Condition – Factors That May Affect Future Results and Financial Condition – We depend on key personnel,” in Item 7 of this report.

     Focus on Customer Service. We strive to create strong, long-term relationships with our customers, which we believe promotes customer satisfaction and ultimately increases the percentage of IT spending awarded to us. We believe that a key to building customer loyalty is to provide customers with a knowledgeable account executive backed by a strong support staff that can help customers find the right IT solutions to solve business needs. Most business customers are assigned a trained account executive that understands the customer’s technology needs and proactively identifies and processes orders for product and service solutions that meet those needs. In addition to our account executives, we also have technical specialists who support our sales force, creating a team approach to addressing customers’ various needs within a total solutions framework. Although additional support personnel may interact with the customer, such as our national practices or third party service providers, the customer’s dedicated account executive remains the primary contact across all products and services involved. We believe that solving customers’ unique business and technology challenges through strong one-to-one sales and project management relationships will improve the likelihood that customers will look to us for future product and service purchases.

     We realize that fast delivery and efficient fulfillment are also important to our customers. Customer orders are sent to one of our distribution centers or to one of our “direct ship” suppliers for processing immediately after the order is released. We have integrated labeling and tracking systems with major freight carriers into our IT system to ensure prompt and traceable delivery. Additionally, we have integrated our IT system with our “direct ship” suppliers making shipments from these suppliers virtually transparent to our customers. We ship almost all of our orders on the day the orders are released for shipment.

     We believe that effective customer service is an important factor in customer retention and overall satisfaction. We are planning additional automation of our business processes and believe these improvements will increase customer satisfaction and retention.

     Promote Use of E-Commerce. We believe that providing the customer with a seamless e-commerce system, supported by well-trained account executives results in a highly efficient business model that delivers high customer satisfaction. Account executives encourage customers to place online orders via our website, www.insight.com, and we offer selected businesses their own customized landing pages, which are designed by our electronic marketing team. These pages allow businesses to customize views based on their needs and procurement guidelines and to purchase IT products and services from us at pre-negotiated, volume-based pricing. We also create awareness of our products and services to customers and prospects through graphically rich electronic newsletters, electronic postcards and other branded sales messages transmitted

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

via e-mail. Through the promotion of e-commerce, including EDI and our website, we hope to increase sales, facilitate our customers’ ease of doing business with us and decrease administrative costs.

     Selectively Employ Specialty Marketing, Catalogs and Advertising. We continue to increase our national exposure, promote local interest and encourage visits to our website through title sponsorship of the “Insight Bowl,” a post-season intercollegiate football game. During the 2004 Insight Bowl, telecast live by ESPN on December 28, 2004, we aired television commercials highlighting our in-house solutions capabilities as well as commercials showcasing manufacturers’ products offered by us. These 30-second spots provided cooperative advertising opportunities for our suppliers and us and encouraged high-technology business buyers to call us or visit our website. We also selectively place targeted advertisements in trade publications in the United States, Canada and the United Kingdom. These advertisements emphasize our solution offerings and may also provide detailed product descriptions, manufacturers’ specifications and pricing information. Additionally, the Insight logo and telephone number are included in promotions by selected manufacturers.

     In the United Kingdom, we are continuing to provide a comprehensive product and services catalog to select customers. Each catalog provides detailed product descriptions, manufacturers’ specifications, pricing and service and support features. We also send targeted catalogs and direct mail brochures showcasing our product, service and solution offerings to customers in the United States, Canada and the United Kingdom. In 2005, we expect to increase our marketing efforts in the area of targeted print advertising focused on specific solution areas.

     Broad Selection of Branded Products. We provide added convenience by offering our customers a comprehensive selection of more than 200,000 brand name IT products in North America, and more than 70,000 products in the United Kingdom. We offer products from more than 1,000 manufacturers including Hewlett-Packard (“HP”), IBM, Microsoft, Toshiba, Cisco, 3COM, Lexmark and Sony. Our breadth of product offerings combined with our efficient, high-volume and cost-effective direct sales and marketing allows us to offer competitive prices. We believe that offering multiple vendor choices enables us to better serve customers’ needs by providing a variety of product solutions based on customer preferences or other criteria, such as real-time best pricing and availability, or compatibility with existing technology. We have developed “direct-ship” programs with many of our suppliers through the use of EDI and extensible markup language (“XML”) links allowing us to expand our product offerings without further increasing inventory, handling costs or inventory risk exposure. Convenience and product options among multiple brands are key competitive advantages against manufacturers’ direct selling programs, which are generally limited to their own brands and may not be able to offer customers a complete or best solution across all product categories.

     We select our products based upon existing and proven technology and anticipated customer needs. Our product managers and buyers evaluate the effectiveness of new and existing products and select those products for inclusion in our offerings based upon the fit in strategic solutions, market demand, product features, quality, reliability, sales trends, price, margins and warranties. We also add products to our selection based on direct customer requests, when appropriate.

     The manufacturer warrants most of the products we market, and it is our policy to request that customers return their defective products directly to the manufacturer for warranty service. On selected products, and for selected customer service reasons, we may accept returns directly from the customer and then either credit the customer or ship a replacement product. We generally offer a limited 15- to 30-day return policy for unopened products and certain opened products, which is consistent with manufacturers’ terms; however, for some products we may charge restocking fees. Products returned opened are quickly processed and returned to the manufacturer or supplier for repair, replacement or credit to us. We resell most unopened products returned to us. Products that cannot be returned to the manufacturer for warranty processing, but are in working condition, are promptly sold to inventory liquidators, end users as “previously sold” or “used” products or are sold through other channels, to limit our losses from returned products.

     During 2004, we purchased products from approximately 1,400 suppliers. Approximately 43% (based on dollar volume) of these purchases were directly from manufacturers, with the balance from distributors. Historically, we have also purchased from and sold to other computer resellers in order to offer our customers favorable pricing, to balance our inventory or to minimize inventory risk. Purchases from Ingram Micro, Inc. (“Ingram”) and Tech Data Corporation (“Tech Data”), both of which are distributors, and HP, a manufacturer, accounted for approximately 19%, 14% and 17%, respectively, of Insight’s aggregate purchases in 2004. No other supplier accounted for more than 10% of purchases in 2004. Our top five suppliers as a group for 2004 were Ingram; HP; Tech Data; IBM, a manufacturer; and Synnex Information Technologies, a distributor. We purchased approximately 63% of Insight’s total product purchases during 2004 from this set of suppliers. Although brand names and individual products are important to our business, we believe that competitive sources of supply are available in substantially all of our product categories and, therefore, we are not dependent on any single supplier for sourcing product.

     We obtain supplier reimbursements from certain product manufacturers based typically upon the volume of sales or purchases of the suppliers’ product. In other cases, such reimbursements may be in the form of discounts, advertising allowances, price protection or rebates. Manufacturers may also provide mailing lists, contacts or leads to us. We believe that supplier reimbursements allow us to increase our marketing reach and strengthen our relationships with leading

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

suppliers. These reimbursements are important to us, and any elimination or substantial reduction would increase our costs of goods sold or marketing expenses and decrease our earnings from operations. During 2004, sales of products manufactured by HP and IBM accounted for approximately 31% and 14%, respectively, of Insight’s net sales in 2004. No other manufacturer accounted for more than 10% of Insight’s net sales in 2004. Sales of product from our top five manufacturers as a group (HP, IBM, Microsoft, Cisco and Toshiba) accounted for approximately 63% of Insight’s net sales during 2004. We believe that the majority of IT purchases by our customers are made based on the ability of our total product and service offering to meet their IT needs more than on specific brands. However, consolidation among manufacturers (e.g., the merger of HP and Compaq) has increased our reliance on some manufacturers, particularly HP.

     For a discussion of risks associated with our reliance on suppliers, see “Management’s Discussion and Analysis of Financial Condition – Factors That May Affect Future Results and Financial Condition – We rely on our suppliers for product availability, marketing funds, purchasing incentives and competitive products to sell,” in Item 7 of this report.

     Advanced IT Services Offering. Although sales of services are currently a small percentage of our net sales (less than 5%) and gross profit, we believe our service offerings differentiate us from our competitors. We believe these service offerings help to establish strong, deep-rooted relationships with customers as they look to us for more than just product fulfillment and view us as partners in creating integrated product and service solutions for their IT needs. As sales of services increase, services will likely become a greater percentage of gross profit because sales of services are generally at a higher gross margin than product sales. Currently, many of these service capabilities are more widely available to customers in the United States than in Canada or the United Kingdom.

     We provide our customers a wide variety of IT services that focus on the following areas:

•	Custom Configuration – We custom configure servers, desktops, laptops and peripherals, including services such as:

o	asset tagging;

o	basic testing;

o	hardware and software configuration; and

o	software imaging and installation.

•	Advanced Integration – Our ISO 9001: 2000 certified advanced integration lab in the United States provides technical operations, resources and expertise to manage and implement large-scale network rollouts, including:

o	workstations, servers and connectivity equipment;

o	individual user customization of file servers, switches, routers and racks;

o	pre-built networks, including IP addressing;

o	live network testing and turnkey deployment; and

o	wireless activations and configurations.

•	Enterprise Consulting – We evaluate, design, implement and manage business technology projects for our customers. Our enterprise consulting competencies include:

o	infrastructure assessment and design;

o	wireless LAN design and implementation;

o	Citrix deployments;

o	Microsoft implementation;

o	IP voice and telephony solutions; and

o	network security.

•	National Repair Center – Our National Repair Center is dedicated to maintaining our customers’ equipment and ensuring optimal performance levels through a variety of services including:

o	break fix services;

o	hot swap/spare program;

o	asset retrieval, refurbishment or redeployment; and

o	end-of-lease processing.

•	Resource Management – We offer highly skilled technical staff to augment customers’ existing IT staffs in areas such as:

o	desk side support;

o	help desk support;

o	installs, moves, adds and changes;

o	LAN administration; and

o	critical server restoration.

•	Project Management – We provide customers with experienced project managers who coordinate the planning, design, deployment, and support of their IT projects and ongoing service programs.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

•	National Implementation Programs – Together with selected highly qualified service partners, we provide comprehensive, customized implementation services, including:

o	national implementation and deployment projects;

o	national service maintenance programs;

o	wireless LAN implementations; and

o	service vendor relationship management.

     A significant amount of services provided by Insight North America are delivered through extensive in-house capabilities, including services performed in our ISO 9001:2000 certified advanced integration and custom configuration labs. We believe this is a key differentiator from direct competitors in the United States. Insight UK manages delivery of services by contracting with highly qualified service partners. In all cases, regardless of delivery methods or geography, the customer’s dedicated account executive remains the primary contact throughout the entire sales and service implementation process and we offer to maintain the service level agreement to assure consistent quality of service across the project. This commitment to project management is central to our value proposition for delivering total product and service solutions, and we believe it will enhance the development of strong, long-term relationships with customers.

     Our account executives are supported by teams of qualified experts that specialize in specific emerging and/or complex technologies. In North America, we currently have specialty support teams focused on the following product categories:

•	Connectivity;

•	High Performance Systems;

•	Networking;

•	Training;

•	Warranties; and

•	Wireless.

     In the United Kingdom, we currently have teams of qualified experts focused on:

•	Connectivity;

•	Servers;

•	Networking;

•	Wireless;

•	Warranties; and

•	Software Licensing/Planning.

     Historically in the industry, advanced services were available primarily to larger enterprise customers, but we are now able to provide those services to our SMB customers and view this as an opportunity for growth. Determining which services are best suited to the SMB customers, creating awareness of our capabilities and increasing sales to this customer group will be a significant focus in 2005 and thereafter.

     We believe that there is no other national reseller able to offer the same breadth and depth of IT products and services that we offer across all target customer groups in the United States.

     Efficient Technology Based Operations. In 2003 and early 2004, a significant amount of time and resources were focused on the migration of our operations serving United States customers to a new, unified IT platform. This new system, referred to as “Maximus,” is a hybrid system, combining SAP R/3 version 4.6 (“SAP”) for back-end support functions with a proprietary, customized front-end consisting of a set of enhanced capabilities developed to make it easier for customers to conduct business with Insight and to increase the productivity of our account executives. These unique and customized front-end capabilities are manifested in four key areas:

•	an enhanced graphical account representative user interface designed initially for account executives previously operating on Insight’s proprietary system integrated with SAP, with enhanced functionality over previous order-entry systems;

•	a highly efficient Product Master designed to significantly enhance product data, search capability and search speed, allowing customers and account executives to search and view the same product information;

•	a Virtual Sourcing engine for “direct ship” sourcing; and

•	an enhanced web environment to support our e-commerce initiatives by supplying customers with more efficient product searching and enhanced customized landing pages.

     We have seen many benefits from the Maximus system including: an integrated sales and support engine; an efficient, reliable and consistent system to support our business needs; more robust reporting and analysis capabilities; and an increase in functionality from a sales perspective. We expect to continue to make enhancements to the Maximus system, including upgrading to newer versions of SAP, in order to increase sales executive productivity, electronically enable routine transactions and further automate cross-selling and up-selling opportunities.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

     We believe our implementation of advanced technological systems provides a competitive advantage by increasing the productivity of our account executives, delivering more efficient customer service and reducing order processing and inventory costs. The migration of our operations serving United States customers to Maximus was completed in January 2004, and we currently plan to deploy Maximus to our United Kingdom and Canadian operations in the next few years.

     Although Maximus has enhanced functionality, our IT systems in all geographies allow our account executives to obtain a wide range of information, including:

•	customer information;

•	product information;

•	product pricing, gross profit and availability;

•	product compatibility and alternative product offerings and accessories; and

•	order status.

     We believe that the information available to our account executives allows them to make better decisions regarding product recommendations and pricing, provide superior customer service and increase overall profitability. We believe that our investment in IT will continue to improve the efficiency of our operations.

     The majority of our United States distribution operations are conducted within a 323,000 square foot distribution facility in Hanover Park, Illinois. We have begun work on expanding this facility to over 400,000 square feet and expect to operate within the expanded space beginning in the second half of 2005. Activities performed in our Illinois distribution center include receipt and shipping of inventory, returned product processing and repair services. Additionally, this distribution center houses our advanced integration and custom configuration labs. We also have a small distribution facility in Canada and a 53,000 square foot facility in the United Kingdom. All of our IT systems have capabilities that integrate our sales, distribution, inventory and accounting functions. Through our IT systems, we send orders electronically to one of our distribution centers or to a “direct ship” supplier for processing immediately upon order release, and the distribution center or supplier automatically prints a packing slip for order fulfillment. Products received in our distribution centers are assigned a unique bar code and placed in designated bin locations. We use systematic checks to ensure accurate fulfillment and to provide real-time reduction in inventories. We have implemented a re-ordering system that calculates lead times and, in some instances, automatically orders from certain suppliers. Our system accepts price quotes from several competing suppliers and, in most cases, automatically re-orders from the supplier with the most competitive price and availability. We have integrated our order processing, labeling and tracking systems with major freight carriers to ensure prompt and traceable delivery. We utilize a combined physical and virtual distribution model, utilizing “just-in-time” inventory management and “direct ship” relationships with suppliers to reduce inventory costs. We promote the use of EDI or XML links with our suppliers, which we believe helps to reduce overhead, simplify the order fulfillment cycle and reduce the use of paper in the ordering process. Our physical distribution capabilities allow us to inventory product as needed to take advantage of product allocations, make opportunistic purchases or meet the service requirements of our customers. Our inventory management techniques, utilizing our system capabilities, allow us to offer a greater range of products without increased inventory requirements, and to reduce inventory exposure and shorten order fulfillment time.

     Additionally, our voice and data networks are an important part of our technology-based operations as the majority of our sales, marketing and customer service efforts are conducted either via the telephone or over the web. Our telephone system is programmed to route inbound calls automatically, depending on their originating data, to specific sales groups, or to specific account executives. Our telephone system also uses menu functions that permit the customers to route themselves to the appropriate sales, service or support area or to their assigned account executives. Our technology infrastructure, generally, and our data connectivity, particularly, are important links in our efforts to increase the ease of transacting business with us.

     For a discussion of risks associated with our IT and telephone systems, see “Management’s Discussion and Analysis of Financial Condition – Factors That May Affect Future Results and Financial Condition – Disruptions in our IT and telephone communication systems could affect our ability to service our customers and cause us to incur additional expenses,” in Item 7 of this report.

     Growth Strategy

     Insight’s growth strategy is to increase sales and earnings by:

     Selling Additional Products and Services to Our Existing Customer Base. We seek to become the primary provider of IT solutions for our customers by investing in the development and training of our account executives and providing the tools to sell the best IT solution, including products and services, to our customers in an efficient manner. We believe proactive account management and assignment of specific account executives dedicated to developing closer relationships with active business customers will enable us to increase the volume, frequency, and breadth and depth of sales to these customers. We

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

continue to refine and analyze our customer database to better understand and service our customers, which we believe will result in establishing and maintaining long-term customer relationships. In addition, we are focused on improving account executive productivity by providing a comprehensive, on-going training program, implementing incentive programs that focus on rewarding and retaining top performers and automating routine processes. We are training account executives on our solutions capabilities and on a sales process that anticipates and evaluates our customers’ technology needs, both current and future, so that we can capitalize on opportunities to be our customers’ primary provider of IT solutions.

     We also plan to increase our marketing initiatives in 2005 relating to demand generation, promotion of our solutions capabilities and general brand awareness. We believe, particularly in the United States, that the full breadth of our solution-focused product and service offerings is an important differentiating factor from our competitors. We also believe that our value proposition of our solution-focused business model is not being fully utilized by our sales executives serving SMB customers, government, educational and non-profit organizations, nor by these target customers. This provides an opportunity in 2005 for sales growth as a result of increased training in and marketing of our capabilities and an increase in gross margin, as sales of services typically generate higher gross margins than product sales.

     Specifically, in 2005, we will be rolling out an integrated marketing approach among sales, marketing and product management. We are going to market with the following five specific solution focuses, and we are aligning our sales, marketing, technical and service areas to support these focus areas:

•	Manage ITSM – solutions focused on managing a business’s IT infrastructure (e.g. technology refresh and server consolidation);

•	Mobilize ITSM – solutions focused on product and services that assist businesses in their efforts to enhance the mobility of their workforces (e.g. wireless devices, Wi-Fi infrastructure, wireless WANs and data/voice convergence);

•	Store ITSM – solutions focused on the storage needs of business customers (e.g. disaster recovery, storage management and regulatory compliance);

•	Print ITSM – solutions focused on lowering print costs for businesses (e.g. print assessment, document management and pay per use); and

•	Secure ITSM – solutions focused on securing businesses’ communications, websites and workforces (e.g. e-mail security, firewalls and antivirus systems).

These are managed solutions that our solution experts design based on their detailed assessment of the customer’s business requirements. We “own” the solution, from design and configuration to deployment and life cycle management. We believe our long-term relationships with the world’s leading IT vendors combined with our technical expertise can help us provide effective solutions that bring our customers greater return on investment and reduced total cost of ownership.

     Specific solutions will be brought to market under each of these focus areas and will be supported by:

•	sales training and education;

•	sales tools;

•	awareness building;

•	customer events;

•	demand generation;

•	product management;

•	web merchandising; and

•	sales incentives.

     We are also developing “National Practice Groups” built around our consulting and service capabilities and are directly aligned to support each new solution. The five National Practice Groups are Enterprise (Manage ITSM), Communications (Mobilize ITSM), Storage (Store ITSM), Lifecycle (Print ITSM) and Security (Secure ITSM). The individuals in the National Practice Groups will guide customers to the right combination of products and/or services to address their business needs. They are charged with accelerating our sales growth as our solutions strategy evolves.

     We believe this integrated, targeted approach will allow us to more effectively communicate our value proposition to our customers, suppliers and account executives.

     Expanding Our Customer Base. We intend to increase our direct sales and targeted marketing efforts in each of our customer segments: SMB; large enterprises; government, educational and non-profit organizations. We seek to acquire new account relationships through proactive outbound telesales, face-to-face field sales, electronic commerce, targeted direct

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

marketing and increased advertising focused on Insight brand awareness and the differentiating factors of our business model.

     Capitalizing on International Presence. We seek to capitalize on our international presence in an effort to achieve our long-term goal of becoming a global leader for IT products and services solutions. To that end, we have established operations in Canada and the United Kingdom. Our presence in these countries provides us with an increased customer base, expanded product offerings and the ability to leverage our existing infrastructure and supplier relationships. We intend eventually to continue expanding in Europe through the expansion of our existing infrastructure in the United Kingdom, and we may expand into other international locations. For a discussion of risks associated with international operations, see “Management’s Discussion and Analysis of Financial Condition – Factors That May Affect Future Results and Financial Condition – There are risks associated with international operations that are different than those inherent in the United States business,” in Item 7 of this report.

     Leveraging Existing Infrastructure. We have expended considerable resources to develop our infrastructure to support planned growth. In early 2004, we completed the conversion of IT systems supporting our operations serving United States customers to Maximus and expect to deploy Maximus in our United Kingdom and Canadian operations in the next few years. The new Maximus system added functionality that we believe will better enable us to meet or exceed our customers’ expectations and further differentiate us from our competitors. The benefits we have seen from the Maximus system are: an integrated sales and support engine; an efficient, reliable and consistent system to support our business needs; more robust reporting and analysis capabilities; and an increase in functionality from a sales perspective. We believe there are opportunities to gain additional efficiencies as we add functionality to the system and electronically enable routine transactions. Our goal is to enhance our system capabilities to a level that enables all customer, supplier and employee interactions to potentially be transacted electronically.

     We have also invested in facilities and enhanced our senior management teams in each of our operating segments over the past few years. We believe our infrastructure allows us to grow for the next few years without additional significant investments in facilities and senior management. We will continue to invest in enhancing our IT systems, increasing the number of account executives (depending on market demand), training, marketing and brand building, and product and service expertise in our solution focus areas. We believe that our investments will allow us to increase sales at a faster rate than operating expenses. We expect to reduce operating expenses as a percent of sales and improve profitability through the enhancements to Maximus, increased productivity of our account executives, cost-effective marketing, utilization of electronic commerce, and economies of scale. In addition, we believe our relationships with our suppliers will continue to offset certain expenses through the receipt of supplier reimbursements. For a discussion of risks associated with our IT and telephone systems, see “Management’s Discussion and Analysis of Financial Condition – Factors That May Affect Future Results and Financial Condition – Disruptions in our IT and telephone communication systems could affect our ability to service our customers and cause us to incur additional expenses,” in Item 7 of this report.

     Making Opportunistic Strategic Acquisitions. Based on our acquisition experience, capital structure and IT system platform, we believe we are well positioned to take advantage of strategic acquisitions that broaden our customer base, expand our geographic reach, scale our existing operating structure or enhance our product and service offerings. It is part of our growth strategy to evaluate and consider strategic acquisition opportunities if and when they become available.

     For a discussion of risks associated with future acquisitions, see “Management’s Discussion and Analysis of Financial Condition – Factors That May Affect Future Results and Financial Condition – The integration and operation of future acquired businesses may disrupt our business, create additional expenses and utilize cash or debt availability,” in Item 7 of this report.

Industry

     Prior to late 2000, the industry experienced strong growth rates amidst a healthy economic environment. Sales of IT products in the following years decreased worldwide due to sluggish economic growth and a lengthening of IT replacement cycles. This slowdown in spending was evident beginning in the fourth quarter of 2000 and signs of an anticipated recovery were only first seen through slightly increased activity in the latter half of 2003, which continued in 2004. We remain optimistic that IT spending will increase in 2005, although we believe the motivation for purchases has changed from that of the pre-2000 era, and we have repositioned ourselves to respond to these changes accordingly so that we may increase our market share. Technology purchases are being made to address business-driven needs, and financial officers are increasingly playing greater roles in the final purchasing decisions. We believe that demand is no longer driven, for example, only by increased speed and functionality of basic desktop computers, but by the total cost of ownership and return on investment of IT expenditures. Therefore, direct marketers are increasing efforts to include IT services among their offerings, and outbound telesales organizations are being complemented by face-to-face field sales. Insight North America has been at the forefront of this trend since acquiring extensive advanced service capabilities in early 2002, and other direct marketers have since

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

made efforts to include varying levels of services among their offerings. We believe that we are uniquely positioned to take advantage of this shift in customer purchasing, as we began migrating from pure product fulfillment-driven direct marketing strategies to our solutions-oriented model of providing IT products and services much earlier than other direct marketers. We believe that in addition to the changing motivation for purchases, the industry is evolving in other ways, too. The market for IT products and services is served through a variety of distribution channels, and intense competition for market share has forced manufacturers to reexamine the psychology behind customers’ purchasing behaviors and to seek the most cost effective and efficient channels to distribute their products. Customers are changing the way they plan for, purchase and implement technology purchases, and participants in the supply chain, including us, are changing in an effort to keep pace with or get ahead of these changes. We believe the following trends have emerged:

•	Manufacturers are continuing their use of the direct channel, through direct marketers like us and through their own internal resources, to market and sell products directly to customers in order to grow sales and lower overall selling costs.

•	Consolidation is increasing among direct marketers, and as larger direct marketers broaden their customer reach and increase the depth and breadth of product and service offerings, we believe that larger direct marketers will continue to take market share away from smaller resellers.

     Additionally, with increased competition and an overall improved industry-wide supply chain, IT products experience continual declines in average selling prices. Therefore, in order to increase net sales, unit sales must grow at a rate faster than the decline in average selling prices.

     We believe that we will continue to benefit from industry changes as a cost-effective provider of a full range of IT products and services. While purchasing decisions will continue to be influenced by product selection and availability, price and convenience, we believe that solution offerings, knowledge of account executives and customer service will become the differentiators businesses will look for when procuring total solutions that minimize their total cost of ownership. For a discussion of risks associated with uncertain economic conditions and actions of competitors, see “Management’s Discussion and Analysis of Financial Condition – Factors That May Affect Future Results and Financial Condition – Changes in the economic environment and/or IT industry may reduce demand for the products and services we sell; Actions of competitors, including manufacturers of products we sell, can negatively affect our business,” in Item 7 of this report.

Competition

     The IT products and services industry is highly competitive. We compete with a large number and wide variety of marketers and resellers of IT products and services, including:

•	product manufacturers, such as Dell, HP and IBM;

•	other direct marketers, such as CDW Corporation (North America), PC World Business (United Kingdom); and

•	national and regional resellers, including value-added resellers and specialty retailers, aggregators, distributors, national computer retailers, computer superstores, Internet-only computer providers, consumer electronics and office supply superstores and mass merchandisers.

     Product manufacturers, in particular, have been increasing their efforts to sell directly to the business customer, particularly larger enterprise customers. Manufacturers, however, typically do not offer the breadth of multi-branded product offerings that direct marketers such as us offer, nor do they have sufficient scale to penetrate the SMB space cost effectively. Additionally, most manufacturers, as well as other direct marketers, do not provide the advanced level of services that we offer our customers. We believe that we offer enhanced solution capability, broader product selection and availability, competitive prices, and greater purchasing convenience than traditional retail stores or value-added resellers, and that our dedicated account executives offer the necessary support functions (e.g., purchases on credit terms and efficient return processes) which Internet-only sellers do not usually provide. We are not aware of any competitors with both the breadth and depth of solution offerings we have in the United States. This allows us to differentiate ourselves with a customer service strategy that spans the continuum from fast delivery of competitively priced products to advanced IT solutions, and a selling approach that permits us to grow with customers and solidify those relationships.

     Although the barriers to entry into the industry for an Internet-only reseller are relatively low, we believe that new entrants into the direct marketing channel must overcome a number of significant barriers to entry including:

•	the time and resources required to build a customer base of sufficient size and a well-trained account executive sales base;

•	the significant investment required to develop an IT and operating infrastructure;

•	the advantages enjoyed by established larger competitors with purchasing and operating efficiencies;

•	the reluctance of manufacturers and distributors to allocate product and supplier reimbursements and establish electronic transactional relationships with additional participants; and

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

•	the difficulty of identifying and recruiting qualified management personnel and a sufficient number of account executives to sell technically advanced products.

     Some of our competitors have longer operating histories and greater financial, technical, marketing and other resources than us. In addition, some of these competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many current and potential competitors also have greater name recognition and engage in more extensive promotional marketing and advertising activities, offer more attractive terms to customers and adopt more aggressive pricing policies than we do.

     For a discussion of risks associated with the actions of our competitors, see “Management’s Discussion and Analysis of Financial Condition – Factors That May Affect Future Results and Financial Condition – Actions of competitors, including manufacturers of products we sell, can negatively affect our business,” in Item 7 of this report.

Direct Alliance

     Direct Alliance is our Business Process Outsourcing (“BPO”) organization, representing 2% and 15% of consolidated net sales and earnings from operations, respectively, in 2004.

Business Overview

     In 1993, we sought to leverage core competencies in direct marketing by providing outsourced direct marketing services to third parties through the creation of Direct Alliance. The range of outsourced services has expanded over the years beyond direct marketing to also include solutions designed to enhance manufacturers’ relationships with their channel partners, such as direct marketers. We currently offer solutions designed to rapidly enable and drive cost-efficient sales through proprietary systems, processes, personnel and expertise that are tailored to each client.

Operating Strategy

     Our BPO services are focused on customized solutions in the following key areas:

•	Customer Behavior Analytics — statistical modeling and analysis using data generated from a variety of sources, within a structured customer lifecycle methodology, including:

o	customer performance metrics;

o	sales reporting analytics;

o	campaign management; and

o	web analytics.

•	Direct Marketing — traditional direct mail and electronic direct marketing services, including:

o	transactive e-mail solutions;

o	client extranet marketing;

o	interactive marketing;

o	direct mail; and

o	catalog design and production.

•	Direct and Indirect Sales Channels — service and technologies that can simultaneously connect clients with multiple sales channels, including:

o	outbound telesales;

o	inbound telesales;

o	reseller management;

o	pre-sales customer support;

o	internet sales support; and

o	field sales enablement.

•	Financial Services — accurate financial information and secure transaction management services, including:

o	trade credit management;

o	credit card processing;

o	leasing solutions;

o	fraud detection and prevention;

o	collections;

o	sales tax collection and management;

o	accounts receivable;

o	accounts payable; and

o	vendor returns processing.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

•	Logistics and Supply Chain Management – information and support services to improve logistics and supply chain management, including:

o	order management;

o	fulfillment;

o	virtual supply chain management; and

o	reverse logistics management.

     We offer a unique selection of BPO services, technology and direct, as well as channel, expertise. We can operate as a “virtual division” for our clients or as a “dedicated reseller.” These customized services enable our clients to sell directly to customers and/or support existing indirect sales channels in a cost-effective and timely manner. The services are offered through Direct Alliance’s proprietary IT systems, which can be successfully integrated with many of today’s most common applications, such as SAP, Oracle and Siebel. Additionally, we may license our multi-lingual, multi-currency proprietary systems to assist our clients in deploying telesales operations in foreign countries.

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

     Presently, the majority of our outsourcing arrangements are service fee based, meaning that we derive net sales based primarily upon a cost plus arrangement in addition to a percentage of the sales price from products sold. Revenues from service fee based programs and direct costs related to the generation of those revenues are included in our net sales and cost of goods sold, respectively. As an accommodation to select service fee based program clients, we may also purchase and immediately resell products to our clients for ultimate sale to their customers. These pass-through product sales are completed at little or no gross margin and are included in net sales and cost of goods sold. Under certain outsourcing arrangements, we may take title to inventories of products and assume credit risk associated with sales to the end user. Revenues and the related costs from the sales of such products are included in our net sales and cost of goods sold, respectively. The mix of type of outsourcing arrangements that are in place from time to time will likely affect the rate of our future growth in net sales and earnings from operations.

     We currently provide BPO services to a limited number of major brand-name manufacturers, primarily in the IT and consumer electronics industries. For the year ended December 31, 2004, one outsourcing client, IBM, accounted for approximately 60% of Direct Alliance’s net sales and our three largest outsourcing clients accounted for approximately 88% of net sales. For a discussion of risks associated with reliance on outsourcing clients, see “Management’s Discussion and Analysis of Financial Condition – Factors That May Affect Future Results and Financial Condition – We rely on a limited number of outsourcing clients,” in Item 7 of this report.

Growth Strategy

     Our goal is to be a leading provider of BPO services by:

     Enhancing Existing Client Relationships and Increasing Industry Penetration. We currently provide BPO services to a limited number of large manufacturers, primarily in the IT and consumer electronics industries, and seek to become the system of record for all direct channel sales with each of our existing clients by:

•	expanding the breadth of services offered under current programs;

•	seeking to become the most effective sales team in our clients’ organization, further supporting the benefit of outsourcing sales processes to us;

•	increasing business development efforts to obtain additional clients within the industry, and

•	promoting our outsourced services, including our multi-lingual, multi-currency system capabilities, to other divisions and product lines within our clients’ organizations.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

     Conducting Channel-centric Business within the IT and Consumer Electronic Industries. While we continue to see opportunity in providing direct program solutions, we are experiencing an increase in demand for channel programs designed to enhance manufacturers’ relationships with their channel partners, such as direct marketers. Opportunities exist to provide lead and demand generation activities, channel partner support and more cost efficient supply chain solutions to manufacturers. We are responding to these opportunities by:

•	providing our clients with channel partner support through BPO programs that will generate incremental channel opportunities; motivating and supporting existing channel partners to sell our clients’ product lines; and providing a system that measures the programs’ return on investment to our client;

•	utilizing our demand generation capabilities and data analytics to produce a more cost effective channel solution;

•	offering physical distribution and virtual supply chain solutions to deliver a more cost effective and responsive supply model for our clients;

•	utilizing our sales organization to identify business opportunities and drive sales through our clients’ channel partners; and

•	providing both service and dedicated reseller programs for our clients based on their specific needs.

     Marketing Activities. Based on recent indicators supporting potential increased demand in IT spending and our strong performance history with our current clients, we believe there will continue to be growth opportunities within our current client programs as well as opportunities to obtain new clients in the IT, software and consumer electronics industries. Marketing efforts to target prospective clients include the use of proactive outbound telesales, traditional advertising, electronic and direct mail programs. We also maintain a website featuring our outsourced business process services at www.directalliance.com.

Industry

     In response to competitive pressure and market demands for increased productivity and reduced costs, the BPO market is rapidly growing and represents an attractive niche within the broad “Services” sector. BPO is heavily affected by offshore and near-shore influences including Canada, India, China, the Philippines and other developing countries with lower wage costs. Although international wages and tax preferences are a factor when clients consider BPO for reducing costs, we believe that our ability to provide customized, integrated solutions competes well on both a cost-only basis and on total client service value. We do not currently have offshore BPO operations.

     As more manufacturers desire swift access to the direct market and channel solutions to drive partner sales, we believe they may elect to partner with BPO providers to achieve cost-effective solutions. We believe that we will benefit from industry trends toward outsourcing and that our total cost of operation compares favorably with other industry-leading companies. Additionally, we believe that as businesses increase their familiarity with outsourcing front-office sales and marketing operations, additional opportunities to outsource back-office operations such as distribution, finance and returns management will become more compelling. As a result, we believe companies will look to consolidate their outsourced processes to eliminate redundant costs. Because we have service capabilities that span the full supply chain, we believe we are well positioned to provide cost-effective fully integrated solutions and establish broad and deeply rooted relationships with our clients.

Competition

     The growing BPO market is an industry characterized by intense competition, and we compete with many companies within specific categories (e.g., outbound telesales, fulfillment or direct marketing services). We have seen an increase in competitors in the market, including such companies as PFSweb, Modus Media and Convergys. In many instances, our competition is the in-house operations of our potential clients who have not yet made the decision to outsource a particular business process. We believe that our experience establishing best practices for sales and process management, as well as the technology developed to support our services, differentiates us from competitors, including in-house operations. For a discussion of risks associated with the actions of our competitors, see “Management’s Discussion and Analysis of Financial Condition – Factors That May Affect Future Results and Financial Condition – Actions of competitors, including manufacturers of products we sell, can negatively affect our business,” in Item 7 of this report.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

Employees

     We believe our employee relations are good. Our employees are not represented by any labor union, and we have not experienced any work stoppages. At December 31, 2004, we had 3,914 employees as follows:

	Insight
	North		Direct
	America	Insight UK	Alliance	Consolidated
Management, support services and administration	1,343	259	309	1,911
Sales account executives	1,106	298	422	1,826
Distribution	119	54	4	177

Total	2,568	611	735	3,914

     We have invested in our employees’ future and our future through an ongoing program of internal and external training. Training programs include new hire orientation, sales training, general industry and computer education, technical training, specific product training and ongoing employee and management development programs. We emphasize on-the-job training and provide our employees and managers with development opportunities through online and classroom training relevant to their needs.

Seasonality

     General economic conditions have an effect on our business and results of operations. We also experience some seasonal trends in the sale of our products and services. For example, sales to the federal government in the United States are often stronger in our third quarter, sales in the United Kingdom to large enterprise and government entities are often stronger in our first quarter, and business customers, particularly large enterprise businesses in the United States, tend to spend more in our fourth quarter as they utilize their remaining capital budget authorizations. Due to the increased significance of our large enterprise business in the United States because of stronger growth rates in sales to this customer group, we expect that consolidated net sales and net earnings may be lower in the first quarter of any year compared to the fourth quarter of the previous year.

Backlog

     Virtually all of our backlog historically has been and continues to be open cancelable purchase orders, and we do not believe that backlog as of any particular date is indicative of future results.

Intellectual Property

     We do not maintain a traditional research and development group, but we do develop and seek to protect a range of intellectual property, including trademarks, service marks, copyrights, domain name rights, trade dress, trade secrets and similar intellectual property. We rely on applicable statutes and common law rights, trade-secret protection and confidentiality and license agreements, as applicable, with employees, clients, vendors and other suppliers and others to protect our intellectual property rights. We have registered a number of domain names and have been issued registrations for our principal trademark. We have also applied for registration of other marks, both in the United States and in select international jurisdictions, and have filed patent applications for certain of our proprietary technology. We may, in the future, license certain of our proprietary intellectual property rights to third parties. It is important for us to work closely with computer product manufacturers and other technology developers to stay abreast of the latest developments in technology in order to improve our internal operations and for the benefit of our clients, and we have established a number of internal centers of excellence to do this. We believe our trademarks and service marks, in particular, have significant value, and we continue to invest in the promotion of our trademarks and service marks and in our protection of them.

Available Information

     Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the reports of beneficial ownership filed pursuant to Section 16(a) of the Exchange Act are available free of charge on our website at www.insight.com, as soon as reasonably practicable after we electronically file with, or furnish to, the Securities and Exchange Commission (“SEC”). Additionally, the public may read and copy any materials that we file with

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the SEC’s Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains all of information we file with, or furnish to, the SEC. There were no amendments to our periodic reports in 2004, 2003 and 2002.

Item 2. Properties

     Our principal executive offices are located at 1305 West Auto Drive, Tempe, Arizona 85284. We conduct sales, distribution, services, and administrative activities in owned and leased facilities, and some of our face-to-face field account executives conduct business from home offices. We have renewal rights in most of our property leases, and we anticipate that we will be able to extend these leases on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms. We believe that our facilities in North America will be suitable and adequate for our present purposes, and that the capacity in the majority of our facilities is not fully utilized. We are currently in the process of expanding our 323,000 square foot distribution facility in Hanover Park, Illinois to over 400,000 square feet to accommodate future growth. In the future, we may need to purchase, build or lease additional facilities to meet the requirements projected in our long-term business plan. We are evaluating our facilities in the United Kingdom, specifically in Alperton, to determine if alternative locations would be better suited to our long-term growth plans in the United Kingdom. If we decide to exit the current leases, we may have to continue to make payments under the current leases or pay penalties to cancel the leases.

     Information about sales, distribution, services and administration facilities in use as of December 31, 2004 is summarized in the following table:

Operating Segment	Location	Primary Activities	Own or Lease
Headquarters	Tempe, Arizona, USA	Executive Offices	Own

Insight North America	Tempe, Arizona, USA	Sales and Administration	Own
	Tempe, Arizona, USA	Administration	Lease
	Bloomingdale, Illinois, USA	Sales and Administration	Lease*
	Hanover Park, Illinois, USA	Services and Distribution	Lease
	Winnipeg, Manitoba, Canada	Sales and Administration	Lease
	Montreal, Quebec, Canada	Sales and Administration	Own
	Mississauga, Ontario, Canada	Sales and Administration	Lease
	Montreal, Quebec, Canada	Distribution	Lease

Insight UK	Sheffield, England	Sales and Administration	Own
	Sheffield, England	Distribution	Lease
	Greater Manchester, England	Sales and Administration	Lease
	Alperton, Brent, England	Sales and Administration	Lease

Direct Alliance	Tempe, Arizona, USA	Sales, Administration and Distribution	Own

     * We have entered into a firm commitment to purchase a building in Bloomingdale, IL for $7,750,000 as disclosed in Note 15 to our Consolidated Financial Statements in Item 8 of this report. This building is owned by the previous owners of an acquired company and has been leased by us since the acquisition date. We expect the sale to be completed in the first half of 2005.

     In addition to those listed above, Insight North America has leased sales offices in various cities across the United States and Canada. For additional information on operating leases, see Note 7 to the Consolidated Financial Statements in Item 8 of this report. We also have several leased facilities in the United Kingdom that are no longer in use due to the integration of previous acquisitions. These properties are not included in the table above.

Item 3. Legal Proceedings

     In July 2002, the Company and certain of our board members and executive officers were named as defendants in four lawsuits in the United States District Court, District of Arizona. The plaintiffs sought class action status to represent all buyers of our common stock from September 3, 2001 through July 17, 2002, and the Court consolidated the lawsuits. On May 11, 2004, the Court granted our motion to dismiss the second amended complaint with prejudice and without leave to amend. Plaintiffs appealed the dismissal to the Ninth Circuit Court of Appeals but withdrew the appeal on August 30, 2004. The case has concluded with no payments to the plaintiffs or their counsel by us or our insurance carriers.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our security holders during our 2004 fourth quarter.

PART II

     Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

     Our common stock trades under the symbol “NSIT” on the Nasdaq National Market. The following table shows, for the calendar quarters indicated, the high and low closing price per share for our common stock as reported on the Nasdaq National Market.

	Common Stock
	High Price	Low Price
Year 2004
Fourth Quarter	$21.62	$16.85
Third Quarter	17.28	14.08
Second Quarter	20.00	16.13
First Quarter	22.65	17.98
Year 2003
Fourth Quarter	$19.30	$16.10
Third Quarter	18.40	9.85
Second Quarter	10.16	7.00
First Quarter	8.93	6.68

     As of February 28, 2005, we had 49,647,989 shares of common stock outstanding held by approximately 134 stockholders of record. This figure does not include an estimate of the number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

     We have never paid a cash dividend on our common stock, and our credit facility prohibits the payment of cash dividends without the lender’s consent. We intend to retain all of our earnings for use in our business and currently do not intend to pay any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

     Although we did not repurchase shares of our common stock during the three-year period ended December 31, 2004, we have repurchased shares of our common stock in the past and may consider doing so again in the future.

Item 6. Selected Financial Data

     The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report. The selected consolidated financial data presented below under the captions “Consolidated Statements of Operations Data” and “Consolidated Balance Sheet Data” as of and for each of the years in the five-year period ended December 31, 2004 are derived from the consolidated financial statements of the Company, which have been audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of December 31, 2004 and 2003, and for each of the years in the three-year period ended December 31, 2004 and the independent auditors’ report thereon, are included in Item 8 of this report.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statements of Operations Data (1)
Net sales	$3,082,725	$2,886,047	$2,875,895	$2,073,397	$2,032,051
Cost of goods sold	2,712,294	2,546,586	2,547,486	1,837,048	1,798,890

Gross profit	370,431	339,461	328,409	236,349	233,161
Operating expenses:
Selling and administrative expenses	285,742	279,539	248,994	163,378	140,340
Severance and restructuring expenses	2,435	3,465	1,500	—	—
Reductions in liabilities assumed in a previous acquisition	(3,617)	(2,504)	—	—	—
Goodwill impairment(2)	—	—	91,587	—	—
Expenses related to closure of German operation(3)	—	—	—	10,566	—
Acquisition integration expenses(4)	—	—	—	7,194	—
Aborted IPO costs(5)	—	—	—	1,354	—
Aborted acquisition costs (insurance proceeds) (6)	—	—	—	—	(1,850)
Restricted stock charge(7)	—	—	—	—	1,127
Amortization(8)	—	—	1,400	1,145	1,642

Earnings (loss) from operations	85,871	58,961	(15,072)	52,712	91,902
Non-operating (income) expense:
Interest income	(1,849)	(833)	(381)	(1,836)	(2,503)
Interest expense	2,011	2,608	3,569	2,168	1,219
Other expenses, net	893	2,472	1,404	283	68

Net earnings (loss) from continuing operations before income taxes	84,816	54,714	(19,664)	52,097	93,118
Income tax expense	24,729	18,952	24,451	18,624	36,724

Net earnings (loss) from continuing operations	60,087	35,762	(44,115)	33,473	56,394
Discontinued operation:
Earnings from discontinued operation before income taxes	3,469	2,850	1,802	654	658
Gain on sale of investment in PlusNet	23,725	—	—	—	—
Income tax expense from discontinued operation	6,753	858	527	240	380

Net earnings from discontinued operation	20,441	1,992	1,275	414	278

Net earnings (loss)	$80,528	$37,754	$(42,840)	$33,887	$56,672

Net earnings (loss) per share - Basic:
Net earnings (loss) from continuing operations	$1.24	$0.77	$(0.98)	$0.81	$1.39
Net earnings from discontinued operation	0.42	0.05	0.02	0.01	0.01

Net earnings (loss) per share	$1.66	$0.82	$(0.96)	$0.82	$1.40

Net earnings (loss) per share - Diluted:
Net earnings (loss) from continuing operations	$1.22	$0.76	$(0.98)	$0.79	$1.34
Net earnings from discontinued operation	0.42	0.05	0.02	0.01	0.01

Net earnings (loss) per share	$1.64	$0.81	$(0.96)	$0.80	$1.35

Shares used in per share calculations:
Basic	48,389	46,315	44,808	41,460	40,461

Diluted	49,231	46,885	44,808	42,388	41,948

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data
Working capital	$371,267	$240,298	$181,331	$164,832	$177,671
Total assets	887,641	792,124	773,731	595,571	493,900
Short-term debt	25,000	55,275	94,592	3,009	1,017
Long-term debt (including line of credit)	—	10,004	13,146	54,752	33,223
Stockholders’ equity	559,559	439,369	375,291	320,054	264,996
Cash dividends declared per common share	—	—	—	—	—

(1)	Our consolidated financial statements above include results of acquisitions from their respective acquisition dates. See further discussion in the Notes to the Consolidated Financials Statements in Item 8 of this report.

(2)	Goodwill Impairment. Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” under which goodwill is no longer amortized but instead is assessed for impairment at least annually. Based on results of the 2002 annual assessment, we recorded a non-cash goodwill impairment charge of $91.6 million, $88.4 million net of taxes, which represented the entire goodwill balance recorded at Insight UK.

(3)	Expenses Related to Closure of German Operation. Effective November 15, 2001, we closed our German operation. The decision was based upon our intention to focus our European efforts on the United Kingdom due to our acquisition in the United Kingdom and the historical operating losses in our German operation. We recorded a charge of $10.6 million, including $10.2 million of non-cash charges due primarily to the write-off of goodwill of $7.2 million and the recognition of the cumulative foreign currency translation adjustment of $2.5 million. The remaining cash charges represent severance costs and lease commitments. The after-tax effect of this charge was $4.2 million. The effect of the closure of Germany on results of operations in the periods presented was not material.

(4)	Acquisition integration expenses. In connection with acquisitions of companies in the United Kingdom and Canada in October 2001, we recorded charges relating to integration expenses totaling $7.2 million, of which $3.5 million represented non-cash write-offs of fixed assets, leasehold improvements and government grant receivables. The remaining cash charges primarily represent severance costs and lease termination expenses.

(5)	Aborted IPO Costs. In December 2000, we announced our intention to spin-off Direct Alliance in a tax-free distribution to our stockholders sometime in late 2001. Prior to the spin-off, it was our intent to complete an initial public offering of up to $50 million of Direct Alliance’s common stock, as detailed in the registration statement filed with the Securities and Exchange Commission on December 22, 2000. We withdrew the planned initial public offering and spin-off of Direct Alliance Corporation on June 6, 2001, and recorded a $1.4 million charge for the costs of the aborted IPO.

(6)	Aborted acquisition costs (insurance proceeds). On October 18, 1999, we announced that we had terminated a proposed merger in the United Kingdom. As a result, we recorded $1.9 million related to proceeds received from an insurance policy covering the costs incurred in the aborted acquisition.

(7)	Restricted stock charge. In 2000, we issued shares of restricted common stock as incentives to certain officers and employees. The restricted common shares were valued at the date of grant, amortized over the three-year vesting period and some contained an acceleration clause that caused the shares to automatically vest when our common stock closed above a certain price. On May 15, 2000, 114,396 restricted common shares automatically vested pursuant to the acceleration clause. We recorded a pre-tax charge of $1.1 million which represented the unamortized portion of the total restricted stock charge. Scheduled amortization was included in selling and administrative expenses.

(8)	Amortization. In accordance with SFAS No.142, the amortization of goodwill was discontinued as of January 1, 2002 and therefore there was no goodwill amortization expense recorded for the year ended December 31, 2002. Goodwill amortization expense was $1.1 million and $1.6 million for the years ended December 31, 2001 and 2000, respectively. The $1.4 million recorded in 2002 relates to amortization of intangible assets, namely the Comark trade name, obtained in connection with the acquisition of Comark.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in Item 8 of this report.

Overview

     We are a leading provider of IT products and services to businesses in the United States, Canada and the United Kingdom. Our offerings include brand name computing products, IT services and outsourcing of business processes. As of December 31, 2004, we were organized in the following operating segments:

•	Provider of IT products and services – North America (“Insight North America”);

•	Provider of IT products and services – United Kingdom (“Insight UK”); and

•	Business process outsourcing provider (“Direct Alliance”).

     For a business overview, as well as discussions about the operating strategy, growth strategy, industry and competition related to each of our operating segments, see “Business – Operating Segments,” in Item 1 of this report. We evaluate the performance of our operating segments based on results of operations before certain unusual items such as the gain and expenses associated with the sale of PlusNet shares owned by the Company, the tax benefit associated with the reduction in the deferred tax asset valuation allowance, severance and restructuring expenses, income resulting from reductions in liabilities assumed in a previous acquisition, expenses relating to the hiring of our new chief executive officer, the tax effects of these items and other tax adjustments. Reconciliations of segment results of operations to consolidated results of operations can be found in Note 17 to the Consolidated Financial Statements in Item 8 of this report.

     Net sales for the year ended December 31, 2004 increased 7% to $3.1 billion from $2.9 billion for the year ended December 31, 2003. Net earnings for the year ended December 31, 2004 increased 113% to $80.5 million from $37.8 million for the year ended December 31, 2003. For the year ended December 31, 2004, diluted earnings per share increased 102% to $1.64 from $0.81 for the year ended December 31, 2003. Net earnings and diluted earnings per share for the year ended December 31, 2004 included certain special items, including:

•	gain on the sale of PlusNet shares of $23.7 million, $18.3 million net of taxes;

•	non-tax deductible bonus expenses of approximately $3.2 million, including employer taxes, related to a management incentive plan with the top executives at PlusNet;

•	severance and restructuring expenses of $2.4 million, $1.5 million net of taxes, related to the severance associated with the elimination of certain sales, support and management functions;

•	expenses of $1.3 million, $0.8 million net of taxes, associated with hiring a new Chief Executive Officer (“CEO”), Richard Fennessy, including fees paid to the search firm, a signing bonus and relocation expenses pursuant to Mr. Fennessy’s employment agreement;

•	reversal of $3.6 million, $2.4 million net of taxes, of net liabilities assumed in previous acquisitions;

•	tax benefit of $5.5 million recorded for the reduction in the deferred tax valuation allowance due to consistent profitability of our operations in the UK and the expected future profitability of these operations; and

•	tax benefit of $1.3 million for valuation allowance reversals on depreciation allowance carry forwards and bad debt provisions.

     Insight North America reported year over year growth in net sales of 5% for the year ended December 31, 2004. The sales growth was due primarily to the completion of the IT system conversion in the first quarter of 2004, which allowed a renewed focus on our customers, and to businesses increasing their IT spending in a generally improving economy. The growth rates were stronger in sales to large enterprise and public sector customers compared to SMB customers, although the focus in 2005 will be to accelerate sales growth to the SMB customer group. Internal initiatives continue to focus on ways to deliver technology solutions to business customers more effectively and efficiently. We are designing and implementing enhancements to our systems and website to increase our customers’ ease of doing business with us and to further enhance the productivity of our account executives and support personnel.

     Insight UK continued to focus on increasing awareness of our business model with SMB and public sector customers. Net sales for the year ended December 31, 2004 increased 19% over the prior year and the fourth quarter of 2004 represented Insight UK’s eighth consecutive quarter of operating profitability.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Direct Alliance net sales and earnings from operations for the year ended December 31, 2004 declined 3% and 19%, respectively. The decline was due primarily to the wind-down of a client relationship that ended, as scheduled, in May 2003. Additionally, we renegotiated fee structures as part of multi-year contract renewals with two of Direct Alliance’s largest clients. Although new programs typically take several months to contribute to profitability, we were pleased that Direct Alliance successfully added three new clients during 2004.

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

Critical Accounting Policies and Estimates

General

     Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Members of our senior management have discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results, however, may differ from estimates we have made.

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

Sales Recognition

     The majority of our sales are product sales, which are covered by our sales agreements containing our standard terms and conditions. Sales are recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed and determinable and collectibility is reasonably assured. Usual sales terms are free-on-board (“FOB”) shipping point, meaning title and risk of loss are passed to the customer and delivery has occurred when the product is shipped. Persuasive evidence of the arrangement and fixed and determinable sales prices are documented via written sales contracts, purchase orders or both. Based on these criteria, the majority of our sales represent product sales recognized upon shipment. From time to time, in connection with the sale of products and services, we enter into contracts that contain multiple elements, sales terms of FOB destination, or other non-standard terms and conditions. As a result, significant contract interpretation may be required to determine the appropriate accounting, including how the price should be allocated among the deliverable elements if there are multiple deliverables, whether the delivered item(s) has stand-alone value to the customer and when to recognize the sale. We recognize sales for delivered items only when all of the following criteria are satisfied:

•	the delivered item(s) has value to the customer on a stand-alone basis;

•	there is objective and reliable evidence of the fair value of the undelivered item(s); and

•	if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in our control.

     When a sale involves multiple elements, such as sales or products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. The amount of product and service revenue recognized is impacted by our judgments as to whether an arrangement includes multiple elements and, if so, whether vendor-specific objective evidence of fair value exists for those elements. Changes to the elements in an arrangement and our ability to establish vendor-specific objective evidence for those elements could affect the timing of the revenue recognition. For 2004, sales of services represented less than 5% of our net sales. Portions of our services that accompany product are performed in our facilities prior to shipment of the product. In these circumstances, net sales for both the product and services are recognized upon shipment. In other cases, net sales of

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

services are typically negotiated separately and recorded as the services are performed. Net sales attributable to arrangements that include warehousing product for our customers are deferred until the product is shipped.

     We also sell certain third-party service contracts and certain software licenses for which we are not the primary obligor. These sales do not meet the criteria for gross sales recognition because we do not assume the risks and rewards of ownership in the transaction and thus are recorded on a net sales recognition basis. As we enter into contracts with third-party service providers or vendors, we must evaluate whether the sales of such services should be recorded as gross sales or net sales. Under gross sales recognition, we are the primary obligor and the entire selling price is recorded in sales with our cost to the third party service provider or vendor recorded in costs of goods sold. Under net sales recognition, the cost to the third party service provider or vendor is recorded as a reduction to sales resulting in net sales equal to the gross profit on the transaction with no costs of goods sold.

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

     We make provisions for estimated product returns that we expect to occur under our return policy based upon historical return rates. The reserve for sales returns as of December 31, 2004 and 2003 included $434,000 and $543,000, respectively, for estimated future returns that were recorded as a reduction of our accounts receivable. Should customers return a different amount of product than originally estimated, future net sales are adjusted to reflect historical return rates.

Severance, Restructuring and Acquisition Integration Activities

     We have engaged, and may continue to engage, in severance and restructuring activities which require us to utilize significant estimates related primarily to employee termination benefits, estimated costs to terminate leases or remaining lease commitments on unused facilities, net of estimated subleases. Should the actual amounts differ from our estimates, adjustments to severance and restructuring expense in subsequent periods would be necessary. Facilities based costs recorded in 2002 represent contractual payments under long-term leases for which we are actively pursuing opportunities to negotiate a termination of these leases and have recorded the obligations as current accrued liabilities. We expect these restructuring activities to have a positive effect on future operating results and liquidity. We do not expect the remaining estimates to increase in the future; however, if we are successful in negotiating early terminations of these leases, the remaining estimates may decrease. A detailed description of our severance, restructuring and acquisition integration activities and remaining accruals for these activities at December 31, 2004 can be found in Note 9 to the Consolidated Financial Statements in Item 8 of this report.

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

     We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider past operating results, future market growth, forecasted earnings, historical and projected taxable income, the mix of earnings in the jurisdictions in which we operate, prudent and feasible tax planning strategies and statutory tax law changes in determining the need for a valuation allowance. If we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, the previously provided valuation allowance would be reversed. In 2004, due to the historical and expected profitability of our UK operations, we reduced the valuation allowance and recorded a tax benefit of

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

$5.5 million. Additional information about the reduction in the valuation allowance can be found in Note 11 to the Consolidated Financial Statements in Item 8 of this report.

Valuation of Long-Lived Assets Including Purchased Intangible Assets and Goodwill

     We review property, plant and equipment, and purchased intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of the assets based on the estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) and compares the fair value to the carrying value. If the carrying value exceeds the fair value, an impairment loss is recognized for the difference. This approach uses our estimates of future market growth, forecasted net sales and costs, expected periods the assets will be utilized and appropriate discount rates.

     Annually, during the fourth quarter of each year, we assess whether goodwill is impaired. Upon determining the existence of goodwill impairment, we measure that impairment based on the amount by which the book value of goodwill exceeds its implied fair value. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole. Determining the fair value of reporting units, as well as identifiable assets and liabilities, uses our estimates of market capitalization allocation, future market growth, forecasted sales and costs and appropriate discount rates. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the book value of goodwill has been impaired. Based on impairment tests performed, there was no impairment of goodwill in fiscal 2004 or 2003. In 2002, we recorded a goodwill impairment charge of $91.6 million, $88.4 million net of taxes, which represented the entire goodwill balance recorded at Insight UK. This impairment resulted from a decline in Insight UK’s operating performance, which caused its book value to exceed its fair value at the time of the assessment. Additional information about our goodwill and goodwill impairment assessments can be found in Note 4 to the Consolidated Financial Statements in Item 8 of this report.

     We identify potential impairment of goodwill through our strategic reviews of our reporting units and operations performed in conjunction with restructuring actions. Deterioration of our business in a geographic region or within a reporting unit in the future could lead to impairment adjustments as such issues are identified. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value.

Allowances for Doubtful Accounts

     Our accounts receivable balance was $444.8 million and $382.0 million as of December 31, 2004 and 2003, respectively. The allowance for doubtful accounts was $15.5 million and $20.2 million as of December 31, 2004 and 2003, respectively. The allowance is determined using estimated losses on customer receivables based on historical write-offs, evaluation of the aging of the receivables and the current economic environment. Should our customers’ circumstances change or actual collections of customer and vendor receivables differ from our estimates, adjustments to the provision for losses on accounts receivable and the related allowances for doubtful accounts would be necessary. See further information on our allowance for doubtful accounts in Note 16 to the Consolidated Financial Statements in Item 8 of this report.

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

Consideration Received From Vendors

     We receive payments and credits from vendors, including consideration pursuant to volume sales incentive programs, volume purchase incentive programs and shared marketing expense programs. Pursuant to Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor,” which we adopted January 1, 2003, vendor consideration received pursuant to volume sales incentive programs is recognized as a reduction to costs of goods sold. Vendor consideration received pursuant to volume purchase incentive programs is allocated to inventories based on the applicable incentives from each vendor and is recorded in cost of goods sold as the inventory is sold. Vendor consideration received pursuant to shared marketing expense programs is recorded as a reduction of the related selling and administrative expenses in the period the program takes place only if the consideration represents a reimbursement of specific, incremental, identifiable costs. Consideration that exceeds the specific, incremental, identifiable costs is classified as a reduction of costs of goods sold.

RESULTS OF OPERATIONS

     The following table sets forth for the period presented certain financial data as a percentage of net sales for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	88.0	88.2	88.6

Gross profit	12.0	11.8	11.4

Operating expenses:
Selling and administrative expenses	9.3	9.7	8.7
Severance and restructuring expenses	0.0	0.1	0.0
Reductions in liabilities assumed in previous acquisitions	(0.1)	(0.0)	—
Goodwill impairment	—	—	3.2
Amortization	—	—	0.0

Earnings (loss) from operations	2.8	2.0	(0.5)
Non-operating (income) expense:
Interest income	(0.1)	(0.1)	(0.0)
Interest expense	0.1	0.1	0.1
Other expenses, net	0.0	0.1	0.1

Earnings (loss) before income taxes	2.8	1.9	(0.7)
Income tax expense	0.8	0.7	0.8

Net earnings (loss) from continuing operations	2.0	1.2	(1.5)
Discontinued operation:
Earnings from discontinued operations before income taxes	0.1	0.1	0.0
Gain on sale of investment of PlusNet	0.7	—	—
Income tax expense from discontinued operation	0.2	0.0	0.0

Net earnings from discontinued operations	0.6	0.1	0.0

Net earnings (loss)	2.6%	1.3%	(1.5)%

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

2004 Compared to 2003

     Net Sales. Net sales for the year ended December 31, 2004 increased 7% to $3.1 billion from $2.9 billion for the year ended December 31, 2003. Net sales by operating segment for the years ended December 31, 2004 and 2003 were as follows (in thousands):

	2004	2003	% Change
Insight North America	$2,557,402	$2,430,005	5%
Insight UK	451,202	379,785	19%
Direct Alliance	74,121	76,257	(3%)

Consolidated	$3,082,725	$2,886,047	7%

     Insight North America’s sales increased for the year ended December 31, 2004 by 5% to $2.6 billion from $2.4 billion for the year ended December 31, 2003. The sales growth was due primarily to the businesses increasing their IT spending in a generally improving economy and the completion of the IT system conversion in the first quarter of 2004 which allowed a renewed focus on customers. The growth rates were stronger in sales to large enterprise and public sector customers compared to SMB customers, although the focus in 2005 will be to accelerate sales growth to the SMB customer group. Insight North America had 1,106 account executives at December 31, 2004 compared with 1,194 at December 31, 2003. The decrease in account executives was due to planned headcount reductions, based on performance, in order to reduce costs and increase the productivity of the remaining account executives.

     Insight UK’s net sales increased 19% to $451.2 million for the year ended December 31, 2004 from $379.8 million for the year ended December 31, 2003. Increases in the British pound sterling exchange rates accounted for $50.2 million of this increase. Excluding the effect of fluctuations in the British pound sterling exchange rates, net sales increased 6% compared to 2003. The increase in net sales for 2004 compared to 2003 was due primarily to increasing productivity of account executives and increases in sales and demand from SMB and public sector customers. Insight UK had 298 account executives at December 31, 2004 compared to 232 at December 31, 2003. The increase is due to the addition of account executives during the year ended December 31, 2004, offset by planned headcount reductions, based on performance.

     Net sales by product category for Insight North America and Insight UK were as follows for the years ended December 31, 2004 and 2003:

	Insight North America		Insight UK
	Percentage of Product		Percentage of Product
	Net Sales		Net Sales
Product Categories	2004	2003	2004	2003
Computers:
Notebooks and PDAs	16%	15%	18%	18%
Desktops and Servers	18%	18%	13%	13%

	34%	33%	31%	31%

Software	12%	11%	15%	16%

Storage Devices	7%	8%	7%	6%

Printers	9%	12%	10%	10%

Network and Connectivity	11%	10%	8%	8%

Monitors and Video	7%	8%	11%	9%

Memory and Processors	6%	5%	4%	3%

Supplies and Accessories	7%	5%	8%	10%

Miscellaneous	7%	8%	6%	7%

	100%	100%	100%	100%

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     The largest product category continues to be computers, representing 34% of product net sales in 2004 for Insight North America and 31% of product net sales in 2004 for Insight UK. Overall, our product mix is relatively consistent with the prior year’s sales. Growth in desktops, servers and monitors has been fueled by businesses initiating refresh cycles of their IT products. Growth in notebooks and PDAs and network and connectivity in 2004 was strong as businesses continue to focus on increasing the mobility of their workforces. We also continue to see increased demand for products that provide solutions to customers’ security and data retention needs. Printers as a percentage of net sales in Insight North America declined due primarily to decreases in average selling prices and new competitors in the market place. All other product categories, as a percentage of product net sales, were fairly consistent with the prior year.

     Direct Alliance’s net sales of $74.1 million for the year ended December 31, 2004 were down 3% compared to $76.3 million for the year ended December 31, 2003. Net sales declined in 2004 due primarily to the wind-down of one client relationship that ended, as scheduled, in May 2003. This client represented approximately 3% of Direct Alliance’s net sales for the year ended December 31, 2003, offset partially by an increase in pass-through product sales. Direct Alliance’s net sales are concentrated with a few manufacturers of IT products. For the year ended December 31, 2004, Direct Alliance’s largest outsourcing client, IBM, accounted for 60% of Direct Alliance’s net sales compared to 65%, respectively, for the year ended December 31, 2003. For the year ended December 31, 2004, Direct Alliance’s top three outsourcing clients accounted for approximately 88% of Direct Alliance’s net sales compared to 90% for the year ended December 31, 2003. In certain of Direct Alliance customer contracts, there are provisions that provide for payments to Direct Alliance by its clients of the higher of the fees as calculated or a specified guaranteed service fee amount. For the year ended December 31, 2004, this fee was $162,000 compared with $461,000 for the year ended December 31, 2003. The decrease in this fee is related to decreased performance fees related to a renegotiated fee structure as part of multi-year contract renewal with Direct Alliance’s largest client.

     Gross Profit. Gross profit increased 9% to $370.4 million in 2004 from $339.5 million in 2003. As a percentage of net sales, gross profit increased from 11.8% for the year ended December 31, 2003 to 12.0% for the year ended December 31, 2004. Our gross profit and gross profit as a percent of net sales by operating segment for the years ended December 31, 2004 and 2003 were as follows (in thousands):

		% of Net		% of Net
	2004	Sales	2003	Sales
Insight North America	$289,604	11.3%	$267,320	11.0%
Insight UK	61,594	13.7%	50,797	13.4%
Direct Alliance	19,233	25.9%	21,344	28.0%

Consolidated	$370,431	12.0%	$339,461	11.8%

     Insight North America’s gross profit increased for the year ended December 31, 2004 by 8% to $289.6 million from $267.3 million for the year ended December 31, 2003. As a percentage of net sales, gross profit increased from 11.0% for the year ended December 31, 2003 to 11.3% for the year ended December 31, 2004. Product gross margin was consistent with prior year as internal initiatives to increase gross margin have been successful but offset by the increase in sales to large enterprise customers, which are typically at lower product margins. The overall increase in gross profit as a percentage of net sales was the result of a surge in referral fees from Microsoft for enterprise agreement renewals, decreases in the write-downs of inventories due to enhanced inventory management policies and procedures; and increases in supplier reimbursements. These increases were offset partially by decreases in the gross margin from sales of services.

     Insight UK’s gross profit increased for the year ended December 31, 2004 by 21% to $61.6 million from $50.8 million for the year ended December 31, 2003. As a percentage of net sales, gross profit increased from 13.4% for the year ended December 31, 2003 to 13.7% for the year ended December 31, 2004. The overall increase was the result of increases in gross margin from sales of services, supplier discounts and freight margin and decreases in the write-downs of inventories due to enhanced inventory management policies and procedures. These increases were offset partially by a decrease in supplier reimbursements and an increase in the percentage of sales to public sector customers, which are typically at lower gross margins.

     Direct Alliance’s gross profit decreased for the year ended December 31, 2004 to $19.2 million from $21.3 million for the year ended December 31, 2003. As a percentage of net sales, gross profit decreased from 28.0% for the year ended December 31, 2003 to 25.9% for the year ended December 31, 2004. The overall decrease is due primarily to renegotiated fee structures as part of multi-year contract renewals with two of Direct Alliance’s largest clients and the wind-down of one client relationship that ended, as scheduled, in May 2003.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Operating Expenses.

     Selling and administrative expenses. Selling and administrative expenses increased 2%, to $285.7 million in 2004 from $279.5 million in 2003, but decreased as a percent of net sales to 9.3% in 2004 from 9.7% in 2003. Selling and administrative expenses as a percent of net sales by operating segment for the years ended December 31, 2004 and 2003 were as follows (in thousands):

		% of Net		% of Net
	2004	Sales	2003	Sales
Insight North America	$225,956	8.8%	$228,129	9.4%
Insight UK	53,454	11.8%	45,853	12.1%
Direct Alliance	6,332	8.5%	5,557	7.3%

Consolidated	$285,742	9.3%	$279,539	9.7%

     Insight North America’s selling and administrative expenses decreased for the year ended December 31, 2004 by 1% to $226.0 million from $228.1 million for the year ended December 31, 2003. As a percentage of net sales, selling and administrative expenses decreased from 9.4% for the year ended December 31, 2003 to 8.8% for the year ended December 31, 2004. The overall decrease was primarily due to cost savings from completing the system conversion which eliminated accelerated depreciation of $6.8 million on the old IT system, stay bonuses and redundant personnel. Also contributing to the decrease was an increase in net sales, reductions in bad debt expense and a continued focus on cost controls, which resulted in some headcount reductions. These decreases were partially offset by increased investments in 2004 on marketing, business development and hiring of senior management personnel.

     Insight UK’s selling and administrative expenses increased for the year ended December 31, 2004 by 17% to $53.5 million from $45.9 million for the year ended December 31, 2003. As a percentage of net sales, selling and administrative expenses decreased from 12.1% for the year ended December 31, 2003 to 11.8% for the year ended December 31, 2004. The decrease as a percentage of sales is due primarily to reduced bad debt expense and increases in supplier reimbursements that are specifically offset against marketing expenditures offset partially by increases in personnel costs related to recruitment and headcount increases. Additionally, in the year ended December 31, 2004, Insight UK recorded bonus expenses of $3.2 million, including employer taxes, related to a management incentive plan with the top executives at PlusNet. The management incentive plan compensated them, as a group, with an equivalent to approximately 12.5% of the gain, after certain adjustments, related to our sales of PlusNet shares.

     Direct Alliance’s selling and administrative expenses increased for the year ended December 31, 2004 by 14% to $6.3 million from $5.6 million for the year ended December 31, 2003. As a percentage of net sales, selling and administrative expenses increased from 7.3% for the year ended December 31, 2003 to 8.5% for the year ended December 31, 2004. The overall increase was due primarily to the loss of reimbursement of operating expenses from the client whose program ended in May 2003 as well as increased expenses related to new business development efforts.

     Severance and Restructuring Expenses. During the year ended December 31, 2004, Insight North America, Insight UK and Direct Alliance recorded $1,975,000, $377,000 and $83,000, respectively, of severance and restructuring expenses attributable to the elimination of certain sales, support and management functions. These amounts include $1.6 million recorded in connection with the retirement of P. Robert Moya, Executive Vice President, Chief Administrative Officer, General Counsel and Secretary and our related agreement to terminate his employment agreement without cause. During the year ended December 31, 2003, Insight North America recorded $2.9 million in restructuring expenses associated with costs incurred to close Insight North America’s distribution facility in Indiana and severance associated with the elimination of certain support and management positions. We closed the Indiana facility in order to consolidate warehouse and distribution facilities in Illinois, in accordance with an acquisition integration plan. These restructuring expenses primarily represented costs associated with terminated employees, abandoned assets and remaining lease obligations. Also, during the year ended December 31, 2003, Insight UK recorded $543,000 of restructuring expenses relating to severance associated with the elimination of service technicians and certain support and management functions. See further discussion in Note 9 to the Consolidated Financial Statements in Item 8 of this report.

     Reductions in Liabilities Assumed in Previous Acquisitions. During the years ended December 31, 2004 and 2003, Insight UK settled certain liabilities assumed in previous acquisitions for $3.6 million and $2.5 million, respectively, less than the amounts originally recorded. The tax expense recorded during the year ended December 31, 2004 related to this income was only $272,000 due to the release of the valuation allowance on the related deferred tax asset. The income

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

resulting from the reductions in liabilities assumed in previous acquisitions during the year ended December 31, 2003 was not taxable. See Note 8 to the Consolidated Financial Statements in Item 8 of this report for further discussion.

     Interest Income. Interest income of $1.8 million and $833,000 for the years ended December 31, 2004 and 2003, respectively, was generated through short-term investments. The increase in interest income is due to increases in the amount of cash invested in short-term investments and increases in interest rates earned on those investments during the year ended December 31, 2004.

     Interest Expense. Interest expense of $2.0 million and $2.6 million for the years ended December 31, 2004 and 2003, respectively, primarily relates to borrowings under our financing facilities. The decrease in interest expense is due to a reduction in the amounts outstanding under our interest-bearing financing facilities offset by increases in interest rates during the year ended December 31, 2004.

     Other Expenses, Net. Other expenses, net, decreased to $893,000 for the year ended December 31, 2004 from $2.5 million for the year ended December 31, 2003 and consist primarily of bank fees associated with our financing facilities and cash management and miscellaneous investment gains or losses. The decrease was due primarily to income from two separate gains on investments that occurred during the year ended December 31, 2004. Insight UK sold a building for a gain of $328,000 and Direct Alliance realized a gain of $516,000 from selling stock upon the exercise of stock options that were received from a client several years ago as compensation for a note payable extension. For the year ended December 31, 2004, we also recorded non-operating expenses of $400,000 representing our percentage ownership of the losses of our equity method investee, Executive Technology, Inc., fka ExecTechDirect Technology, Inc. (“ET”), and the write-down of our investment to $0, which represents our estimate of fair value of the investment at December 31, 2004. See Note 5 to the Consolidated Financial Statements in Item 8 of this report for further discussion.

     Income Tax Expense. Our effective tax rates applicable to continuing operations for the year ended December 31, 2004 and 2003 were 29.2% and 34.6%, respectively. Tax expense for the year ended December 31, 2004 was reduced due primarily to a $5.5 million tax benefit recorded as a result of a decrease in the deferred tax valuation allowance for our United Kingdom operations and income resulting from the reduction of certain Insight UK liabilities assumed in connection with a previous acquisition not being taxable. These decreases were partially offset by increases in the percentage of taxable income in the United States, which is taxed at higher rates, and increases in non-deductible expenses.

     Discontinued operation.

     Earnings from discontinued operation. In 2004, we sold our entire investment in PlusNet. Accordingly, the results of operations attributable to PlusNet are disclosed as a discontinued operation. The following amounts for the years ended December 31, 2004 and 2003 represent PlusNet’s results of operations that we consolidated through July 14, 2004 (the date we reduced our ownership in PlusNet from 95% to 45%), amounts we reported as income from equity method investee, included in other income, from July 15, 2004 through December 14, 2004 (the date we sold our remaining investment), and the gain on the sales of our shares of PlusNet. The following amounts have been segregated from continuing operations and reflected as discontinued operation (in thousands):

	2004	2003
Net sales	$23,161	$28,305
Costs of goods sold	15,892	18,423

Gross profit	7,269	9,882
Operating expenses:
Selling and administrative expenses	4,865	6,880

Earnings from operations	2,404	3,002
Interest income	(94)	(52)
Interest expense	13	21
Gain on sale of investment in PlusNet	(23,725)	—
Other, net	(984)	183

Earnings from operations before income taxes	27,194	2,850
Income tax expense	6,753	858

Net earnings	$20,441	$1,992

     See Note 10 to the Consolidated Financial Statements in Item 8 of this report for further discussion.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

2003 Compared to 2002

     Net Sales. Net sales for the year ended December 31, 2003 increased 1% to $2.89 billion from $2.88 billion for the year ended December 31, 2002. Net sales by segment for the years ended December 31, 2003 and 2002 were as follows (in thousands):

	2003	2002	% Change
Insight North America	$2,430,005	$2,397,715	1%
Insight UK	379,785	382,254	(1%)
Direct Alliance	76,257	95,926	(21%)

Consolidated	$2,886,047	$2,875,895	<1%

     Insight North America’s sales increased for the year ended December 31, 2003 by 1% to $2.43 billion from $2.40 billion for the year ended December 31, 2002. This increase was attributable to net sales from a company that was acquired on April 25, 2002, and, therefore, included in only eight months of operations in 2002 compared to twelve months of 2003. This increase was partially offset by a decline in overall IT spending in an uncertain economic and international environment. Additionally, net sales of Microsoft software products were stronger in 2002 due primarily to the July 31, 2002 deadline for Microsoft’s upgrade programs, which created an increased demand for Microsoft products. There was no similar catalyst for software sales in 2003. Insight North America had 1,194 account executives at December 31, 2003 and 1,268 at December 31, 2002. The decrease in account executives was due to planned headcount reductions, based on performance, in order to reduce costs and increase productivity of remaining account executives.

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

     Net sales by product category for Insight North America and Insight UK were as follows for the years ended December 31, 2003 and 2002:

	Insight North America		Insight UK
	Percentage of Product		Percentage of Product
	Net Sales		Net Sales
Product Categories	2003	2002	2003	2002
Computers:
Notebooks and PDA’s	15%	14%	18%	14%
Desktops and Servers	18%	17%	13%	13%

	33%	31%	31%	27%

Software	11%	16%	16%	18%

Storage Devices	8%	9%	6%	6%

Printers	12%	12%	10%	11%

Network and Connectivity	10%	10%	8%	8%

Monitors and Video	8%	7%	9%	8%

Memory and Processors	5%	5%	3%	4%

Supplies and Accessories	5%	4%	10%	10%

Miscellaneous	8%	6%	7%	8%

	100%	100%	100%	100%

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     The largest product category continues to be computers, representing 33% of product net sales in 2003 for Insight North America and 31% of product net sales in 2003 for Insight UK. Growth in notebooks and PDAs in 2003 was strong as businesses focused on increasing the mobility of their workforces. The increase in desktop and server sales in 2003 is due primarily to refresh cycles initiated by businesses. Additionally, net sales of Microsoft software products were strong in 2002 due primarily to the July 31, 2002 deadline for Microsoft’s upgrade programs. There was no similar catalyst for software sales in 2003 and that contributed to a decline in software sales from 2002 levels. All other product categories, as a percentage of product net sales, were fairly consistent with the prior years, and we continue to see increased demand for products that provide solutions to customers’ security and data retention needs.

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

     Gross Profit. Gross profit increased 3%, to $339.5 million in 2003 from $328.4 million in 2002. As a percentage of sales, gross margin increased to 11.8% for the year ended December 31, 2003 from 11.4% for the year ended December 31, 2002. Our gross profit and gross profit as a percent of net sales by segment for the years ended December 31, 2003 and 2002 were as follows (in thousands):

		% of Net		% of Net
	2003	Sales	2002	Sales
Insight North America	$267,320	11.0%	$260,028	10.8%
Insight UK	50,797	13.4%	47,208	12.3%
Direct Alliance	21,344	28.0%	21,173	22.1%

Consolidated	$339,461	11.8%	$328,409	11.4%

     Insight North America’s gross profit increased for the year ended December 31, 2003 by 3% to $267.3 million from $260.0 million for the year ended December 31, 2002. As a percentage of net sales, gross profit increased from 10.8% for the year ended December 31, 2002 to 11.0% for the year ended December 31, 2003. The overall increase was the result of increases in product margins on sales to SMB customers, a change in accounting classification for certain funds received from vendors, increases in service sales, which generally have a higher gross margin than product sales and decreases in the write-downs of inventories.

     Insight UK’s gross profit increased for the year ended December 31, 2003 by 8% to $50.8 million from $47.2 million for the year ended December 31, 2002. As a percentage of net sales, gross profit increased from 12.3% for the year ended December 31, 2002 to 13.4% for the year ended December 31, 2003. The overall increase was the result of a change in accounting classification for certain funds received from vendors, increases in product and freight margin and decreases in the write-downs of inventories.

     The increases in Insight North America and Insight UK were offset partially by lower gross margins on sales to large corporate customers added with the acquisition of Comark, decreases in supplier reimbursements for Insight North America and Insight UK and decreases in service sales, which generally have a higher gross margin than product sales, for Insight UK.

     Effective January 1, 2003, the Company adopted EITF Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor.” As a result of the adoption of this pronouncement, we recorded approximately $9.6 million of vendor consideration as a reduction to costs of goods sold during the year ended December 31, 2003 that, prior to the adoption, would have been classified as a reduction of selling and administrative expenses. For the year ended December 31, 2003, the change in classification resulted in a 0.34% increase in gross margin and a corresponding increase in selling and administrative expenses as a percentage of net sales compared to the prior classification

     Direct Alliance’s gross profit increased marginally for the year ended December 31, 2003 to $21.3 million from $21.2 million for the year ended December 31, 2002. As a percentage of net sales, gross profit increased from 22.1% for the year ended December 31, 2002 to 28.0% for the year ended December 31, 2003. The overall increase is due to higher fixed

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

performance fees and guarantees from the Direct Alliance client whose program ended in the second quarter of 2003 and an existing client program yearly performance guarantee that did not occur in 2002.

     Operating Expenses.

     Selling and administrative expenses. Selling and administrative expenses increased 12% to $279.5 million in 2003 from $249.0 million in 2002, and increased as a percent of net sales to 9.7% in 2003 from 8.7% in 2002. Selling and administrative expenses as a percent of net sales by segment for the years ended December 31, 2003 and 2002 were as follows (in thousands):

		% of Net		% of Net
	2003	Sales	2002	Sales
Insight North America	$228,129	9.4%	$196,881	8.2%
Insight UK	45,853	12.1%	47,300	12.4%
Direct Alliance	5,557	7.3%	4,813	5.0%

Consolidated	$279,539	9.7%	$248,994	8.7%

     Insight North America’s selling and administrative expenses increased for the year ended December 31, 2003 by 16% to $228.1 million from $196.9 million for the year ended December 31, 2002. As a percentage of net sales, selling and administrative expenses increased to 9.4% for the year ended December 31, 2003 from 8.2% for the year ended December 31, 2002. The overall increase in selling and administrative expenses as a percentage of net sales was due primarily to additional costs, including stay bonuses, associated with maintaining duplicate support departments until the IT system conversion and final integration of an acquired company in North America and a change in accounting classification of certain funds received from vendors. In addition, in 2003, we accelerated the depreciation of certain software assets due to our decision to implement a new IT system as part of the integration of an acquired company. We determined that the old IT system would no longer be used after December 31, 2003, which shortened its estimated useful life and, in accordance with SFAS No. 144, increased the depreciation that was recorded in 2003 by approximately $6,800,000.

     These increases in expenses were offset partially by expense reductions resulting from the continuing integration of Comark’s operations into the operations of Insight North America, cost cutting initiatives and decreases in bad debt expense and increased capitalization of salaries and consultant fees in connection with the IT systems conversion.

     Insight UK’s selling and administrative expenses decreased for the year ended December 31, 2003 by 3% to $45.9 million from $47.3 million for the year ended December 31, 2002. As a percentage of net sales, selling and administrative expenses decreased to 12.1% for the year ended December 31, 2003 from 12.4% for the year ended December 31, 2002. The overall decrease in selling and administrative expenses as a percentage of net sales was due primarily to a change in accounting classification of certain funds received from vendors, cost cutting initiatives and decreases in bad debt expense.

     Direct Alliance’s selling and administrative expenses increased for the year ended December 31, 2003 by 15% to $5.6 million from $4.8 million for the year ended December 31, 2002. As a percentage of net sales, selling and administrative expenses increased to 7.3% for the year ended December 31, 2003 from 5.0% for the year ended December 31, 2002. The overall increase in selling and administrative expenses as a percentage of net sales was due primarily to the loss of reimbursement of operating expenses from the client whose program ended in the second quarter of 2003.

     Severance and Restructuring Expenses. During the year ended December 31, 2003, Insight North America recorded $2.9 million in restructuring expenses associated with costs incurred to close Insight North America’s distribution facility in Indiana and severance associated with the elimination of certain support and management positions. We closed the Indiana facility in order to consolidate warehouse and distribution facilities in Illinois, in accordance with the plan to integrate the acquired company. These restructuring expenses primarily represented costs associated with terminated employees, abandoned assets and remaining lease obligations. Also, during the year ended December 31, 2003, Insight UK recorded $543,000 of restructuring expenses relating to severance associated with the elimination of service technicians and certain support and management functions. During the year ended December 31, 2002, we approved and initiated plans to restructure the operations of Insight UK. The restructuring replaced top Insight UK management, prioritized activities to specific customer segments, eliminated certain duplicative activities and reduced the cost structure to better align operating expenses with existing general economic conditions. Consequently, we recorded approximately $1.5 million of related costs. See further discussion in Note 9 to the Consolidated Financial Statements in Item 8 of this report.

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

     Goodwill Impairment. Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” under which goodwill is no longer amortized but instead is assessed for impairment at least annually. Goodwill was tested for impairment upon adoption of SFAS No. 142 as of January 1, 2002 with no resulting impairment of goodwill. We completed our annual assessment of the impairment of goodwill during the fourth quarter of 2002. As a result of the decline in Insight UK’s operating performance, Insight UK’s book value exceeded its market value resulting in an impairment of goodwill. Based on results of the annual assessment, we recorded a non-cash goodwill impairment charge of $91.6 million, $88.4 million net of taxes, which represented the entire goodwill balance recorded at Insight UK. See further discussion in Note 4 to the Consolidated Financial Statements in Item 8 of this report.

     Interest Income. Interest income of $833,000 and $381,000 for the years ended December 31, 2003 and 2002, respectively, was generated through short-term investments. The increase in interest income in 2003 is due to the increase in cash invested in the United Kingdom at higher interest rates than the United States, offset partially by declining interest rates on short-term investments in the United States.

     Interest Expense. Interest expense of $2.6 million and $3.6 million for the years ended December 31, 2003 and 2002, respectively, primarily relates to borrowings under our financing facilities, which were used to finance an acquisition during 2002. Interest expense has decreased due to decreases in interest-bearing debt incurred and assumed in connection with the acquisition and decreases in interest rates.

     Other Expenses, Net. Other expenses, net, increased to $2.5 million from $1.4 million for the years ended December 31, 2003 and 2002, respectively, and consists primarily of bank fees associated with financing arrangements and cash management. The increase is due primarily to prepayment penalties of $628,000 and written off capitalized loan origination fees of $173,000 associated with the prepayment of building mortgages in 2003.

     Income Tax Expense. Our effective tax rate from continuing operations for the year ended December 31, 2003 and 2002 was 34.6% and (124.3%), respectively. The negative tax rate for 2002 was due to the inability to recognize a tax benefit on the majority of the goodwill impairment charge. Excluding the impairment of goodwill, net of taxes, the adjusted effective tax rate for 2002 was 38.2%. The effective tax rate in 2003 periods was reduced because:

•	income resulting from the reduction of certain Insight UK liabilities assumed in connection with a previous acquisition was not taxable;

•	a tax benefit relating to a UK foreign currency exchange loss in conjunction with an intercompany debt-to-equity conversion was realized;

•	net earnings for our United Kingdom operations, which are taxed at lower rates than the United States, increased; and

•	Canadian statutory tax rates were reduced.

These reductions were offset partially by higher effective state income tax rates due to the acquisition of Comark in April 2002, corporate reorganization changes in September 2003 and increases in partially non-deductible expenses, such as meals and entertainment.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Discontinued operation.

     Earnings from discontinued operation. In 2004, we sold our entire investment in PlusNet. Accordingly, the results of operations attributable to PlusNet are disclosed as a discontinued operation. The following amounts for the years ended December 31, 2003 and 2002 represent PlusNet’s results of operations that we historically consolidated. The following amounts have been segregated from continuing operations and reflected as discontinued operation (in thousands):

	2003	2002
Net sales	$28,305	$15,091
Costs of goods sold	18,423	7,890

Gross profit	9,882	7,201
Operating expenses:
Selling and administrative expenses	6,880	5,404

Earnings from operations	3,002	1,797
Interest income	(52)	(5)
Interest expense	21	—
Other, net	183	—

Earnings from operations before income taxes	2,850	1,802
Income tax expense	858	527

Net earnings	$1,992	$1,275

     See Note 10 to the Consolidated Financial Statements in Item 8 of this report for further discussion.

Liquidity and Capital Resources

     The following table sets forth for the period presented certain consolidated cash flow information for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Net cash provided by operating activities	$13,247	$60,024	$75,185
Net cash used in investing activities	(1,098)	(25,317)	(120,958)
Net cash (used in) provided by financing activities	(12,142)	(27,095)	41,958
Foreign currency exchange impact on cash flow	(3,461)	3,355	2,877

(Decrease) increase in cash and cash equivalents	$(3,454)	$10,967	$(938)

Cash and cash equivalents at beginning of year	$41,897	$30,930	$31,868

Cash and cash equivalents at end of year	$38,443	$41,897	$30,930

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

     In 2004, the Financial Accounting Standards Board (“FASB”) released FASB Staff Position No. 109-2 (“FSP 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” which provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. We have not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Our primary use of cash in the past few years has been to fund our working capital requirements, capital expenditures and acquisitions.

     Net cash provided by operating activities. Cash flows from operations for the years ended December 31, 2004 and 2003 were $13.2 million and $60.0 million, respectively. In 2004, cash flows from operations resulted primarily from net earnings before depreciation and the gain on the sale of investment in PlusNet, offset by an increase in accounts receivable and inventories due to increased sales compared to the prior year. Cash flows from operations for the year ended December 31, 2003 resulted primarily from net earnings before depreciation, a decrease in accounts receivable and an increase in customer payments in advance of shipment, offset by an increase in inventories and a decrease in accounts payable. The decrease in accounts receivable at December 31, 2003 was primarily due to lower sales in the fourth quarter of 2003 compared to the fourth quarter of 2002. The increase in customer payments in advance of shipment was due to payments received from customers for inventory segregated pursuant to binding customer contracts for which net sales will be recognized when the sales recognition criteria are met. The increase in inventories at December 31, 2003 was due to increases in opportunistic purchases, increases in inventories of certain categories due to anticipated product shortages, changes in a manufacturer’s buying programs, and an increase in inventories to service larger corporate customers. The decrease in accounts payable is due to timing of payments at year-end.

     The $3.1 million increase in receivables from equity method investee primarily represented receivables from ET, an equity method investee, for amounts due to Insight North America for products purchased. This balance is secured by certain ET accounts receivable.

     Our consolidated cash flow operating metrics for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Days outstanding in ending accounts receivable (“DSOs”)	52	48	50
Inventory turns (excluding inventories not available for sale)	30	33	43
Days outstanding in ending accounts payable (“DPOs”)	26	29	33

     DSOs increased in the year ended December 31, 2004 compared with the year ended December 31, 2003 due to a greater percentage of sales in the fourth quarter of 2004 compared to the fourth quarter of 2003 to large enterprise clients, who generally are granted longer payment terms. The decrease in inventory turns resulted primarily from an increase in inventories due to increases in opportunistic purchases and inventory purchased for large enterprise customer projects. The $41.8 million of inventories not available for sale at December 31, 2004 represents inventories segregated pursuant to binding customer contracts, which will be recorded as net sales when the criteria for sales recognition are met. DPOs decreased in the year ended December 31, 2004 compared with the year ended December 31, 2003 due to increases in opportunities to take early pay discounts from suppliers and timing of payments at year end.

     If sales continue to increase in the future, we expect that cash flow from operations will be used, at least partially, to fund working capital as we typically increase balances in our inventories and pay our suppliers, in order to take advantage of supplier discounts, on average terms that are shorter than the average terms granted to our customers.

     Net cash used in investing activities. We received net proceeds of $18.6 million from the sale of our investment in PlusNet. Additionally, we had $26.8 million of net proceeds recorded as a receivable from the underwriter at December 31, 2004, which was collected in January 2005. See Note 10 to the Consolidated Financial Statements in Item 8 of this report for further discussion about the sale of our investment in PlusNet.

     Capital expenditures for the year ended December 31, 2004 primarily relate to capitalized costs of computer software developed for internal use and computer equipment. Capital expenditures for the year ended December 31, 2003 primarily relate to software, hardware and capitalized computer software development costs associated with the IT system conversion in Insight North America and capitalized costs of computer software developed for internal use. We expect capital expenditures in the next twelve months to be between $25.0 million and $30.0 million. These expenditures will primarily relate to:

•	the purchase of an office facility in Bloomingdale, Illinois, which we currently lease, for $7.75 million;

•	the expansion of our 323,000 square foot distribution facility in Hanover Park, Illinois to 400,000 square feet to accommodate future growth;

•	purchases of software and internal development of software enhancements related to our IT systems; and

•	purchases of computer equipment.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Net cash used in financing activities. The total outstanding balances under our line of credit and accounts receivable securitization facility was $25.0 million at December 31, 2004, and we had $38.4 million on hand in cash and cash equivalents. At December 31, 2004, a total of $199.5 million was available under our line of credit and accounts receivable securitization facility. In 2004, $27.7 million of cash was provided from common stock issuances as a result of stock option exercises offset by $40.0 million for net repayments on our accounts receivable securitization facility and line of credit. In 2003 and 2002, cash was provided primarily from common stock issuances as a result of stock option exercises offset by net repayments on our financing facilities.

     We anticipate that cash flow from operations, together with the funds available under our financing facilities, will be adequate to support our presently anticipated cash and working capital requirements for operations through 2005 and longer if we successfully renew our short-term finance facility at or prior to the expiration of its current term on December 30, 2005. We have no reason to believe the facility will not be renewed at the end of its current term.

     As part of our long-term growth strategy, we intend to consider acquisition opportunities from time to time, which may require additional debt or equity financing.

Financing Facilities

     Our financing facilities include a $200.0 million accounts receivable securitization financing facility, a $30.0 million revolving line of credit and a $40.0 million inventories financing facility.

     We have an agreement to sell receivables periodically to a special purpose accounts receivable and financing entity (the “SPE”), which is exclusively engaged in purchasing receivables from us. The SPE is a wholly-owned, bankruptcy-remote entity that we have included in our consolidated financial statements. The SPE funds its purchases by selling undivided interests in up to $200.0 million of eligible trade accounts receivable to a multi-seller conduit administered by an independent financial institution. The sales to the conduit do not qualify for sale treatment under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” as we maintain effective control over the receivables that are sold. Accordingly, the receivables remain recorded on our consolidated financial statements. At December 31, 2004, the SPE owned $384.8 million of receivables recorded at fair value and included in our consolidated balance sheet, of which $194.7 million was eligible for funding. The financing facility expires December 30, 2005, and, accordingly, the $25.0 million outstanding at December 31, 2004 is recorded in current liabilities. Interest is payable monthly, and the interest rate at December 31, 2004 on borrowed funds was 2.81% per annum, including the 0.35% commitment fee on the total $200.0 million facility. During the years ended December 31, 2004 and 2003, our weighted average interest rate per annum and weighted average borrowings under the facility were 2.0% and $49.5 million and 1.8% and $37.8 million, respectively. At December 31, 2004, $169.7 million was available under the facility.

     As of December 31, 2004, there were no amounts outstanding under our $30.0 million revolving line of credit. The line of credit bears interest, payable quarterly, at a rate chosen by us among available rates subject to our leverage ratio and other terms and conditions. The available rates are the financial institution’s prime rate or the LIBOR based rate (5.25% and 3.65% per annum, respectively at December 31, 2004). The credit facility expires on December 31, 2007. We have an outstanding letter of credit that reduces the availability on this line of credit by $250,000, as discussed below. At December 31, 2004, $29.8 million was available under the line of credit.

     Our $40.0 million secured inventories financing facility can be used to facilitate the purchases of inventories from certain suppliers. As of December 31, 2004, there was $17.6 million outstanding under the inventories financing facility and $22.4 million available. This facility is non-interest bearing if paid within its terms and expires December 31, 2005.

     Our financing facilities contain various covenants including the requirement that we maintain a specified amount of tangible net worth and comply with leverage and minimum fixed charge requirements. If we fall out of compliance with these covenants the financial institutions that finance our facilities would be able to demand payment within the specified notice period. We were in compliance with all such covenants at December 31, 2004.

Off Balance Sheet Arrangements

     We have entered into off-balance sheet arrangements as defined by the SEC’s Final Rule 67, “Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations,” including guaranties and indemnifications as discussed in Note 15 and an outstanding letter of credit of $250,000 as

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

discussed in Note 6 to the Consolidated Financial Statements in Item 8 of this report. None of our off-balance sheet arrangements neither has or is reasonably likely to have, a material current or future effect on financial condition, changes in financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources. We believe our off-balance sheet arrangements are an important component of our business and we use the off-balance sheet arrangements primarily to enhance our relationships with customers who desire to do business with minority owned suppliers.

     Pursuant to FASB Financial Interpretation No. 46 “Consolidation of Variable Interest Entities”, we have evaluated our investments in privately held companies and have determined there were no significant unconsolidated variable interest entities as of December 31, 2004. Certain events can require a reassessment of our equity method investments to determine if they are variable interest entities and which of the stakeholders will be the primary beneficiaries. As a result of such events, we may be required to make additional disclosures or consolidate these entities. As we may not control these entities, we may not have the ability to influence these events.

Contractual Obligations for Continuing Operations

     At December 31, 2004, our contractual obligations for continuing operations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than 5
	Total	1 Year	Years	Years	Years
Short-term debt (a)	$42,600	$42,600	$—	$—	$—
Operating lease obligations	16,663	6,939	5,218	3,441	1,065
Severance and restructuring obligations (b)	3,615	3,615	—	—	—
Other contractual obligations (c)	13,031	9,831	1,600	1,600	—

Total	$75,909	$62,985	$6,818	$5,041	$1,065

(a)	Includes the accounts receivable securitization facility which expires December 30, 2005 and secured inventory financing facility which expires December 31, 2005.

(b)	As a result of approved severance and restructuring plans, we expect future cash expenditures related to employee termination benefits and facilities based costs. Although the facilities based costs represent contractual payments under long-term leases, we are actively pursuing opportunities to negotiate out of these leases and have recorded the obligations as current accrued liabilities. See further discussion in Notes 8 and 9 to the Consolidated Financial Statements in Item 8 of this report.

(c)	Includes estimated interest payments in 2005 of $1.3 million based on the projected monthly balances under the asset backed securitization facility and using the December 31, 2004 interest rate of 2.81% per annum. Also included in this amount is the $7.75 million commitment to purchase a building in 2005 in Bloomingdale, Illinois and $800,000 due annually through 2008 to the Valley of the Sun Bowl Foundation for sponsorship of the Insight Bowl. See further discussion in Note 15 to the Consolidated Financial Statements in Item 8 of this report.

     Although we set purchase targets with our suppliers tied to the amount of supplier reimbursements we receive, we have no material contractual purchase obligations. Additionally, we had no outstanding balance on our line of credit at December 31, 2004.

Acquisitions

     Our strategy includes the possible acquisition of other businesses to expand or complement our operations. The magnitude, timing and nature of any future acquisitions will depend on a number of factors, including the availability of suitable acquisition candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. Financing of future acquisitions would result in the utilization of cash, incurrence of additional debt, issuance of stock, or a combination of any of the three.

Inflation

     We have historically not been adversely affected by inflation, as technological advances and competition within the IT industry have generally caused the prices of the products we sell to decline. This requires our growth in unit sales to exceed the decline in prices in order to increase our net sales. We believe that most price increases could be passed on to our customers, as prices charged by us are not set by long-term contracts; however, as a result of competitive pressure, there can be no assurance that the full effect of any such price increases could be passed on to our customers.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Recently Issued Accounting Standards

     As discussed above, in October 2004, the FASB released FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” which provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the Jobs Act on enterprises’ income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. We have not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP No. 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the effect of the repatriation provisions of the Jobs Act.

     In November 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.” The consensus provides guidance in determining: (a) which cash flows should be taken into consideration when assessing whether the cash flows of the disposal component have been or will be eliminated from the ongoing operations of the entity, (b) the types of involvement ongoing between the disposal component and the entity disposing of the component that constitute continuing involvement in the operations of the disposal component, and (c) the appropriate (re)assessment period for purposes of assessing whether the criteria in paragraph 42 have been met. The consensus was ratified by the FASB at their November 30, 2004 meeting and should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. We do not expect the adoption of this consensus to have a material effect on our consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 to have a material effect on our consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS No. 123R beginning July 1, 2005. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the modified retrospective methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R and expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

Factors That May Affect Future Results and Financial Condition

     Changes in the economic environment and/or information technology industry may reduce demand for the products and services we sell. Our results of operations are influenced by a variety of factors, including general economic conditions, the condition of the IT industry, shifts in demand for or availability of computer and related products and services and industry introductions of new products, upgrades or methods of distribution. Over the past few years, the computer industry in general has felt the effects of the slowdown in the United States and European economies, and we specifically experienced a decrease in demand for the products and services we sell. Net sales can be dependent on demand for specific product

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

categories, and any change in demand for or supply of such products could have a material adverse effect on our net sales if we fail to react in a timely manner to such changes. Our operating results are also highly dependent upon our level of gross profit as a percentage of net sales, which fluctuates due to numerous factors, including changes in prices from suppliers, changes in the amount and timing of supplier reimbursements and marketing funds that are made available, volumes of purchases, changes in customer mix, the relative mix of products sold during the period, general competitive conditions, the availability of opportunistic purchases and opportunities to increase market share. In addition, our expense levels, including the costs and salaries incurred in connection with the hiring of account executives, are based, in part, on anticipated net sales. Therefore, we may not be able to reduce spending in a timely manner to compensate for any unexpected net sales shortfall. As a result, comparisons of our financial results should not be relied upon as an indication of future performance.

     We rely on our suppliers for product availability, marketing funds, purchasing incentives and competitive products to sell. We acquire products for resale both directly from manufacturers and indirectly through distributors. The loss of a supplier could cause a disruption in the availability of products. The reduction in the amount of credit granted to us by our suppliers could increase our cost of working capital and have a material adverse effect on our business, results of operations and financial condition. Additionally, there is no assurance that as manufacturers continue to sell directly to end users, they will not limit or curtail the availability of their product to resellers, like us. Certain of the products offered from time to time by us may become subject to manufacturer allocation, which limits the number of units available to us. Our inability to obtain a sufficient quantity of product or an allocation of products from a manufacturer in a way that favors one of our competitors relative to us could cause us to be unable to fill customers’ orders in a timely manner, or at all, which could have a material adverse effect on our business, results of operations and financial condition.

     Certain manufacturers provide us with substantial incentives in the form of early payment discounts, supplier reimbursements, marketing funds, price protections and rebates. Supplier funds are used to offset, among other things, cost of goods sold, marketing costs and other operating expenses. Certain of these funds are based on our volume of net sales or purchases, growth rate of net sales or purchases and marketing programs. If we do not grow our net sales over prior periods, this could have a material negative effect on the amount of incentives offered to us by our manufacturers. No assurance can be given that we will continue to receive such incentives or that we will be able to collect outstanding amounts relating to these incentives in a timely manner, or at all. A reduction in, the discontinuance of, a significant delay in receiving or the inability to collect such incentives could have a material adverse effect on our business, results of operations and financial condition.

     Although product is available from multiple sources via the distribution channel as well as directly from manufacturers, we rely on the manufacturers of products we offer for not only product availability and supplier reimbursements, but also for development and marketing of products that compete effectively with products of manufacturers we do not currently offer, particularly Dell. We do have the ability to sell, and periodically have sold, Dell product if it is specifically requested by our customers and approved by Dell, although we do not proactively advertise or offer Dell products.

     Additionally, Lenovo Group Limited (“Lenovo”), the leading personal computer brand in China and across Asia, and IBM recently announced a definitive agreement under which Lenovo will acquire IBM’s Personal Computing Division to form the world’s third-largest PC business. IBM is a significant supplier to Insight and the largest client of Direct Alliance. Although we do not know specifically how this sale will affect our current relationships with IBM or potential future relationships with Lenovo, we cannot assure you that the changes will not have a material adverse effect on our business, results of operations and financial condition.

     We rely on a limited number of outsourcing clients. Through our Direct Alliance operating segment, which represented 2% and 15% of our consolidated net sales and earnings from operations, respectively, for the year ended December 31, 2004, we perform business process outsourcing services for a small number of manufacturers in the computer and consumer electronics industry pursuant to various contracted arrangements. For the year ended December 31, 2004, one outsourcing client, IBM, accounted for 60% of Direct Alliance’s net sales. For the year ended December 31, 2004, the top three clients represented 88% of Direct Alliance’s net sales. Although the contracts with these clients are generally multi-year contracts, these clients may cancel their contracts under certain circumstances on relatively short notice, elect to not renew them upon expiration or renew them only on terms that are less favorable to us. There is no assurance that we will be able to replace any outsourcing clients that terminate or fail to renew their relationships with us or that we will be able to renew existing contracts on terms that are as favorable to us as the current terms. Additionally, we seek to expand our offerings both within and outside of the computer industry. The failure to maintain current arrangements or the inability to enter into new ones within or outside the computer industry could have a material adverse effect on our business, results of operations and financial condition. The majority of our current outsourcing clients are manufacturers in the computer industry, and are therefore subject to the same industry risks as we are with respect to our Insight North America operations. These risks may

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

negatively affect the amount of business our clients outsource to us and the performance fees we receive from clients that are based on the volume of client product we sell or process through our systems.

     Additionally, we do not know specifically how the acquisition of IBM’s Personal Computing Division by Lenovo will affect our current relationships with IBM or potential future relationships with Lenovo and we cannot assure you that the changes will not have a material adverse effect on our business, results of operations and financial condition.

     Actions of competitors, including manufacturers of products we sell, can negatively affect our business. The IT products and services industry is intensely competitive. Competition is based primarily on price, product availability, speed of delivery, credit availability, ability to tailor specific solutions to customer needs and quality and breadth of product lines. We compete with manufacturers, including manufacturers of products we sell, as well as a large number and wide variety of marketers and resellers of IT products and services. Product manufacturers, in particular, have programs to sell directly to the business customer, particularly larger corporate customers and, thus, are a competitive threat to us. In addition, manufacturers may attempt to increase the volume of software products distributed electronically directly to end-users. An increase in the volume of products sold through any of these competitive programs or distributed directly electronically to end-users could have a material adverse effect on our business, results of operations and financial condition.

     Additionally, product resellers and direct marketers are combining operations or acquiring or merging with other resellers and direct marketers to increase efficiency and market share. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their product and service offerings. Accordingly, it is possible that new competitors or alliances among competitors may emerge and acquire significant market share. Generally, pricing is very aggressive in the industry, and we expect pricing pressures to continue. There can be no assurance that we will be able to negotiate prices as favorable as those negotiated by our competitors or that we will be able to offset the effects of price reductions with an increase in the number of customers, higher net sales, cost reductions, greater sales of services, which are typically at higher gross margins, or otherwise. Price reductions by our competitors that we either cannot or choose not to match could result in an erosion of our market share and/or reduced sales or, to the extent we match such reductions, could result in reduced operating margins, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

     Disruptions in our information technology and voice and data networks could affect our ability to service our customers and cause us to incur additional expenses. We believe that our success to date has been, and future results of operations will be, dependent in large part upon our ability to provide prompt and efficient service to customers. Our ability to provide such services is largely dependent on the accuracy, quality and utilization of the information generated by our IT systems, which affect our ability to manage our sales, customer service, distribution, inventories and accounting systems and the reliability of our voice and data networks. In January 2004, we completed the IT system conversion across all of Insight’s operations serving United States customers. We have been, and will continue, making enhancements to the system. In the future, we will likely convert Insight’s United Kingdom and Canadian operations to this software platform. There can be no assurances that these enhancements or conversions will not cause disruptions in our business, and any such disruption could have a material adverse effect on our results of operations and financial condition. Although we have built redundancy into most of our systems, have documented system outage policies and procedures and have comprehensive data backup, we do not have a formal disaster recovery or business continuity plan; therefore, a substantial interruption in our IT systems or in our telephone communication systems would have a material adverse effect on our business, results of operations and financial condition.

     The failure to comply with the terms and conditions of our public sector contracts could result in, among other things, fines or other liabilities. Net sales to public sector customers are derived from sales to federal, state and local governmental departments and agencies, as well as to educational institutions, through open market sales and various contracts. Government contracting is a highly regulated area. Noncompliance with government procurement regulations or contract provisions could result in civil, criminal, and administrative liability, including substantial monetary fines or damages,

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

termination of government contracts, and suspension, debarment or ineligibility from doing business with the government. In addition, substantially all of our contracts in the public sector are terminable at any time for convenience or upon default. The effect of any of these possible actions by any governmental department or agency or the adoption of new or modified procurement regulations or practices could adversely affect our business, financial position and results of operations.

     There are risks associated with international operations that are different than those inherent in the United States business. We currently have operations in the United Kingdom and Canada and may expand operations further into Europe. In implementing our international strategy, we may face barriers to entry and competition from local companies and other companies that already have established global businesses, as well as the risks generally associated with conducting business internationally. These risks include local labor conditions and regulations, the ability to attract and retain suitable local management, exposure to currency fluctuations, limitations on foreign investment, potential tax exposure in repatriating earnings, and the additional expense and risks inherent in operating in geographically and culturally diverse locations. Because we may continue to develop our international business through acquisitions, we may also be subject to risks associated with such acquisitions, including those relating to the union of different corporate cultures and shared decision-making. There can be no assurance that we will succeed in increasing our international business or do so in a profitable manner.

     The integration and operation of future acquired businesses may disrupt our business, create additional expenses and utilize cash or debt availability. Over the past few years, we completed acquisitions in the United States, the United Kingdom and Canada. These acquired operations have been fully integrated and now comprise a material portion of our business. Our strategy includes the possible acquisition of other businesses to expand or complement our operations. An acquisition involves numerous risks, including difficulties in the conversion of IT systems and assimilation of operations of the acquired company, the diversion of management’s attention from other business concerns, risks of entering markets in which we have had no or only limited direct experience, assumption of unknown liabilities and the potential loss of key employees and/or customers of the acquired company, all of which in turn could have a material adverse effect on our business, results of operations and financial condition. The magnitude, timing and nature of any future acquisitions will depend on a number of factors, including the availability of suitable acquisition candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. There is no assurance that we will identify acquisition candidates that would result in successful combinations or that any such acquisitions will be consummated on acceptable terms. Any future acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of additional debt, the utilization of cash, amortization of expenses related to identifiable intangible assets and future impairments of acquired goodwill, all of which could adversely affect our profitability.

     We depend on certain key personnel. Our future success will be largely dependent on the efforts of key management personnel. The loss of one or more of these key employees could have a material adverse effect on our business, results of operations and financial condition. We cannot assure you that we will be able to continue to attract or retain highly qualified executive personnel or that any such executive personnel will be able to lead the Company in directions that will increase stockholder value. We also believe that our future success will be largely dependent on our continued ability to attract and retain highly qualified management, sales, service and technical personnel. We cannot assure you that we will be able to attract and retain such personnel. Further, we make a significant investment in the training of our sales account executives. Our inability to retain such personnel or to train them rapidly enough to meet our expanding needs could cause a decrease in the overall quality and efficiency of our sales staff, which could have a material adverse effect on our business, results of operations and financial condition.

     Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain employees, and changes in accounting for equity compensation will adversely affect earnings. We have historically used stock options as a key component of our total employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. Volatility or lack of positive performance in our stock price may also adversely affect our ability to retain key employees, all of whom have been granted stock options, or attract additional highly qualified personnel. Many of our outstanding employee stock options have exercise prices in excess of our current stock price. To the extent these circumstances continue or recur, our ability to retain present employees may be adversely affected. In addition, the FASB has finalized changes to GAAP that will require expense to be recorded for employee stock option grants and other equity incentives beginning July 1, 2005. Moreover, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future. As a result, in addition to recording additional compensation expense, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially adversely affect our business.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Rapid changes in product standards may result in substantial inventory obsolescence. The IT industry is characterized by rapid technological change and the frequent introduction of new products and product enhancements, which can decrease demand for current products or render them obsolete. In addition, in order to satisfy customer demand, protect ourselves against product shortages, obtain greater purchasing discounts and react to changes in original equipment manufacturers’ terms and conditions, we may decide to carry relatively high inventory levels of certain products that may have limited or no return privileges. There can be no assurance that we will be able to avoid losses related to inventory obsolescence on these products.

     Our principal financing facility expires on December 30, 2005, and if we are unable to renew this facility or replace it on acceptable terms, we may incur higher interest expenses or your equity interests may be diluted. Our financing facilities include a $200.0 million accounts receivable securitization financing facility, a $30.0 million revolving line of credit and a $40.0 million inventories financing facility. The availability under each of these facilities is subject to formulas based on our eligible trade accounts receivable or inventories. As of December 31, 2004, the aggregate outstanding balance under these facilities was $42.6 million, and we had $221.9 million available. The accounts receivable securitization financing facility expires December 30, 2005, and the line of credit and inventories facility expire on December 31, 2007. We have no reason to believe the accounts receivable securitization financing facility will not be renewed on or before December 30, 2005. However, it is possible that we may be unable to renew our existing accounts receivable securitization financing facility or secure alternative financing or, if we are able to renew our existing accounts receivable securitization financing facility or secure alternative financing, it may be on less favorable terms, such as higher interest rates. If we were unable to renew our existing accounts receivable securitization financing facility or secure alternative financing, we may be required to seek other financing alternatives such as selling additional equity securities or convertible debt securities that would dilute the equity interests of current stockholders. We cannot assure you that we will be able to obtain such financing on terms favorable to us or at all.

     Recently enacted and proposed changes in securities laws and regulations may continue to increase our costs and divert management’s attention from operations. The Sarbanes-Oxley Act of 2002 (the “Act”) became law in July 2002 and since then we have made changes in our corporate governance, public disclosure, compliance practices and documentation and testing of internal controls to comply with the Act. The Act also required the SEC to promulgate new rules on a variety of subjects, many of which are already in place. In addition, the NASD adopted revisions to its corporate governance requirements for companies, like us, that are listed on Nasdaq. To maintain high standards of corporate governance and public disclosure, we have invested and will continue to invest all reasonably necessary resources to comply with evolving standards. This significant investment in these areas increases our legal, external and internal audit, board of directors and financial costs and diverts management time and attention from other activities. The risk of litigation and claims of personal liability for corporate action or inaction could make it more difficult for us to attract and retain executive officers and qualified members for our board of directors, particularly to serve on the audit committee.

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

     We issue options under our stock option plans, which dilute the interest of stockholders. We have reserved shares of our common stock for issuance under our 1998 Long Term Incentive Plan (the “1998 LTIP”) and our 1999 Broad–Based Incentive Plan. As approved by our stockholders, our 1998 LTIP provides that additional shares of common stock may be reserved for issuance based on a formula contained in that plan. The formula provides that the total number of shares of common stock remaining for grant under the 1998 LTIP and any of our other option plans, plus the number of shares subject to unexercised options granted under any stock plan, shall not exceed 20% of the outstanding shares of our common stock at the time of calculation of the additional shares. Therefore, we reserve additional shares on an ongoing basis for issuance under this plan. At December 31, 2004, we had options outstanding to acquire 7,836,601 shares of common stock with a

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

weighted average exercise price of $18.16. Based on the 1998 LTIP formula, we had 2,044,057 shares of common stock available for grant at December 31, 2004.

     Additionally, we have reserved 15% of the outstanding shares of common stock of our subsidiary, Direct Alliance Corporation, under the Direct Alliance 2000 Long-Term Incentive Plan. At December 31, 2004, we had options outstanding to acquire 2,777,500 shares of common stock of Direct Alliance Corporation at a weighted average exercise price of $1.42.

     When stock options with an exercise price lower than the current market price are exercised, the risk increases that our stockholders will experience dilution of earnings per share due to the increased number of shares outstanding. Also, the terms upon which we will be able to obtain equity capital may be affected, because the holders of outstanding options can be expected to exercise them at a time when we would, in all likelihood, be able to obtain needed capital on terms more favorable to us than those provided in outstanding options.

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

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Additionally, we have employment agreements with certain officers and management employees under which severance payments would become payable under certain circumstances after a change in control. If all such persons were terminated, and the severance payments under the current employment agreements were to become payable, the maximum contingent obligation calculated as of December 31, 2004 would be approximately $20.1 million.

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

     We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material. Our financing facilities expose net earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. Borrowings outstanding under the interest-bearing financing facilities totaled $25.0 million at December 31, 2004 and the interest rate attributable to this outstanding balance was 2.81% per annum at December 31, 2004. A change in net earnings resulting from a hypothetical 10% increase or decrease in interest rates would not be material.

     A substantial majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do have foreign currency translation exposure arising from the operation of our foreign subsidiaries in Canada and in the UK. We monitor our foreign currency exposure and may from time to time enter into hedging transactions to manage this exposure. There were no hedging transactions during the year ended December 31, 2004 or hedging instruments outstanding at December 31, 2004.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item 8. Financial Statements and Supplementary Data

Page
Reports of Independent Registered Public Accounting Firm	45
Consolidated Balance Sheets – December 31, 2004 and 2003	47
Consolidated Statements of Operations – For each of the years in the three-year period ended December 31, 2004	48
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) - For each of the years in the three-year period ended December 31, 2004	49
Consolidated Statements of Cash Flows – For each of the years in the three-year period ended December 31, 2004	50
Notes to Consolidated Financial Statements	51

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Insight Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of Insight Enterprises, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insight Enterprises, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Insight Enterprises, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Phoenix, Arizona
March 1, 2005

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Insight Enterprises, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Insight Enterprises, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Insight Enterprises, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of recorded that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Insight Enterprises, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, Insight Enterprises, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Accounting Oversight Board (United States), the consolidated balance sheets of Insight Enterprises, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 1, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Phoenix, Arizona
March 1, 2005

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2004	2003
ASSETS

Current assets:
Cash and cash equivalents	$38,443	$41,897
Accounts receivable, net of allowances for doubtful accounts of $15,472 and $20,175, respectively	444,809	381,968
Receivables from equity method investee	3,098	—
Receivable from underwriter on sale of PlusNet shares	28,024	—
Inventories, net	95,903	89,254
Inventories not available for sale	41,791	22,031
Deferred income taxes and other current assets	35,455	35,645

Total current assets	687,523	570,795

Property and equipment, net	113,079	120,247
Goodwill, net of accumulated amortization of $1,702 and $3,215, respectively	86,907	100,478
Other assets	132	604

	$887,641	$792,124

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	198,322	203,463
Inventories financing facility	17,554	5,597
Accrued expenses and other current liabilities	59,110	52,653
Customer payments in advance of shipment	16,270	13,784
Short-term financing facility	25,000	55,000

Total current liabilities	316,256	330,497

Line of credit	—	10,004
Deferred income taxes	11,826	12,254

	328,082	352,755

Commitments and contingencies (Notes 6,7,8,9,15)

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 49,403 and 47,116 shares issued and outstanding in 2004 and 2003, respectively	494	471
Additional paid-in capital	301,580	266,803
Retained earnings	230,879	150,351
Accumulated other comprehensive income- foreign currency translation adjustment	26,606	21,744

Total stockholders’ equity	559,559	439,369

	$887,641	$792,124

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
Net sales	$3,082,725	$2,886,047	$2,875,895
Costs of goods sold	2,712,294	2,546,586	2,547,486

Gross profit	370,431	339,461	328,409
Operating expenses:
Selling and administrative expenses	285,742	279,539	248,994
Severance and restructuring expenses	2,435	3,465	1,500
Reductions in liabilities assumed in previous acquisitions	(3,617)	(2,504)	—
Goodwill impairment	—	—	91,587
Amortization	—	—	1,400

Earnings (loss) from operations	85,871	58,961	(15,072)
Non-operating (income) expense:
Interest income	(1,849)	(833)	(381)
Interest expense	2,011	2,608	3,569
Other expenses, net	893	2,472	1,404

Earnings (loss) from continuing operations before income taxes	84,816	54,714	(19,664)
Income tax expense	24,729	18,952	24,451

Net earnings (loss) from continuing operations	60,087	35,762	(44,115)
Discontinued operation:
Earnings from discontinued operation before income taxes	3,469	2,850	1,802
Gain on sale of investment in PlusNet plc (“PlusNet”)	23,725	—	—
Income tax expense from discontinued operation	6,753	858	527

Net earnings from discontinued operations	20,441	1,992	1,275

Net earnings (loss)	$80,528	$37,754	$(42,840)

Net earnings (loss) per share-Basic:
Net earnings (loss) from continuing operations	$1.24	$0.77	$(0.98)
Net earnings from discontinued operations	0.42	0.05	0.02

Net earnings (loss) per share	$1.66	$0.82	$(0.96)

Net earnings (loss) per share—Diluted:
Net earnings (loss) from continuing operations	$1.22	$0.76	$(0.98)
Net earnings from discontinued operations	0.42	0.05	0.02

Net earnings (loss) per share	$1.64	$0.81	$(0.96)

Shares used in per share calculation:
Basic	48,389	46,315	44,808

Diluted	49,231	46,885	44,808

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Common Stock		Treasury Stock
						Other	Additional	Total
					Retained	Comprehensive	Paid-in	Stockholders’
	Shares	Par Value	Shares	Par Value	Earnings	Income (Loss)	Capital	Equity
Balances at December 31, 2001	42,735	$427	(812)	$(23,309)	$174,288	$(2,334)	$170,982	$320,054
Issuance of common stock under stock plans and employee stock purchase plan	1,750	18	—	—	—	—	28,944	28,962
Retirement of treasury stock	(812)	(8)	812	23,309	(18,851)	—	(4,450)	—
Tax benefit recognized on stock options exercised	—	—	—	—	—	—	5,200	5,200
Issuance of common stock for purchase acquisition	2,400	24	—	—	—	—	51,976	52,000
Stock registration fees	—	—	—	—	—	—	(28)	(28)
Comprehensive income:
Foreign currency translation adjustment, net of tax	—	—	—	—	—	11,943	—	11,943
Net loss	—	—	—	—	(42,840)	—	—	(42,840)

Total comprehensive loss								(30,897)

Balances at December 31, 2002	46,073	461	—	—	112,597	9,609	252,624	375,291
Issuance of common stock under stock plans and employee stock purchase plan	1,043	10	—	—	—	—	12,267	12,277
Tax benefit recognized on stock options exercised	—	—	—	—	—	—	1,912	1,912
Comprehensive income:
Foreign currency translation adjustment, net of tax	—	—	—	—	—	12,135	—	12,135
Net earnings	—	—	—	—	37,754	—	—	37,754

Total comprehensive income								49,889

Balances at December 31, 2003	47,116	471	—	—	150,351	21,744	266,803	439,369
Issuance of common stock under stock plans and employee stock purchase plan	2,287	23	—	—	—	—	27,684	27,707
Tax benefit recognized on stock options exercised	—	—	—	—	—	—	7,093	7,093
Comprehensive income:
Foreign currency translation adjustment, net of tax	—	—	—	—	—	6,458	—	6,458
Reduction in foreign currency translation adjustment due to sale of investment in PlusNet	—	—	—	—	—	(1,596)	—	(1,596)
Net earnings	—	—	—	—	80,528	—	—	80,528

Total comprehensive income								85,390

Balances at December 31, 2004	49,403	$494	—	$—	$230,879	$26,606	$301,580	$559,559

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net earnings (loss) from continuing operations	$60,087	$35,762	$(44,115)
Plus: net earnings from discontinued operation	20,441	1,992	1,275

Net earnings (loss)	80,528	37,754	(42,840)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	20,357	30,372	21,936
Provision for losses on accounts receivable	5,606	8,424	10,102
Write-downs of inventories	7,070	8,918	9,850
Gain on sale of building	(328)	—	—
Gain on sale of investment in PlusNet	(23,725)	—	—
Equity in loss of investee	400	—	—
Tax benefit from stock options exercised	7,093	1,912	5,200
Deferred income taxes	(2,390)	214	(3,608)
Goodwill impairment	—	—	91,587

Change in assets and liabilities:
(Increase) decrease in accounts receivable	(65,666)	19,432	38,182
Increase in receivables from equity method investee	(3,098)	—	—
Increase in inventories	(32,842)	(26,008)	(19,992)
(Increase) decrease in other current assets	(668)	2,052	(6,045)
Increase in other assets	(496)	(4,078)	(374)
Increase (decrease) in accounts payable	1,813	(41,026)	4,995
Increase (decrease) in inventories financing facility	11,957	5,597	(20,025)
Increase in customer payments in advance of shipment	2,486	11,293	1,960
Increase (decrease) in accrued expenses and other current liabilities	5,150	5,168	(15,743)

Net cash provided by operating activities	13,247	60,024	75,185

Cash flows from investing activities:
Proceeds from sale of investment in PlusNet, net of direct expenses	18,629	—	—
Purchases of property and equipment	(20,705)	(25,317)	(18,507)
Proceeds from the sale of building	1,378	—	—
Investment in equity method investee	(400)	—	—
Cash paid for acquisition, including stock registration fees	—	—	(102,451)

Net cash used in investing activities	(1,098)	(25,317)	(120,958)

Cash flows from financing activities:
Repayments on short-term financing facility	(125,000)	(140,000)	(108,000)
Borrowings on short-term financing facility	95,000	105,000	163,033
Net (repayments) borrowings on line of credit	(10,004)	8,800	(38,767)
Increase in (repayment of) long-term liabilities	155	(13,172)	(3,270)
Proceeds from sales of common stock through employee stock plans	27,707	12,277	28,962

Net cash (used in) provided by financing activities	(12,142)	(27,095)	41,958

Foreign currency exchange impact on cash flow	(3,461)	3,355	2,877

(Decrease) increase in cash and cash equivalents	(3,454)	10,967	(938)
Cash and cash equivalents at beginning of year	41,897	30,930	31,868

Cash and cash equivalents at end of year	$38,443	$41,897	$30,930

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,939	$2,325	$3,556

Cash paid during the year for income taxes	$23,275	$31,429	$15,996

Supplemental disclosure of non-cash financing and investing activity:
Receivable from underwriter for sale of investment in PlusNet	$26,849	$—	$—

Common stock issued in connection with an acquisition	$—	$—	$50,000

Common stock issued to settle deferred compensation liability assumed in connection with an acquisition	$—	$—	$2,000

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Operations and Summary of Significant Accounting Policies

Description of Business

     We are a leading provider of information technology (“IT”) products and services to businesses in the United States, Canada and the United Kingdom. Our offerings include brand name computing products, IT services and outsourcing of business processes. As of December 31, 2004, we were organized in the following three operating segments:

•	Provider of IT products and services – North America (“Insight North America”);

•	Provider of IT products and services – United Kingdom (“Insight UK”); and

•	Business process outsourcing provider (“Direct Alliance”).

     As discussed below, during 2004, we sold our entire investment in PlusNet which was considered an operating segment until July 14, 2004. For a business overview, as well as discussions about the operating strategy, growth strategy, industry and competition related to each of our operating segments, see “Business – Operating Segments,” in Item 1 of this report.

Divestitures

     In 2004, we sold our entire investment in PlusNet, a leading internet service provider in the United Kingdom in which we previously owned a 95% interest. We sold 55% of our investment during PlusNet’s initial public offering (“IPO”). Trading in PlusNet shares began on July 14, 2004 under the symbol “PNT” on AIM, a market of the London Stock Exchange. In December 2004, we sold our remaining shares in PlusNet. As a result of the sale of our entire investment in PlusNet, PlusNet’s results of operations and the gain on the sale of our investment are presented as a discontinued operation. We did not allocate interest or general corporate overhead expense related to the sales of our investment in PlusNet to the discontinued operation. See further information in Note 10.

Principles of Consolidation and Presentation

     The consolidated financial statements include the accounts of Insight Enterprises, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. References to “the Company,” “we,” “us,” “our” and the like refer to Insight Enterprises, Inc. and its consolidated subsidiaries, unless the context suggests otherwise.

Use of Estimates

     The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Additionally, these estimates and assumptions affect the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Inventories not available for sale relate to product sales transactions in which we are warehousing the product and will be deploying the product to customers’ designated locations. Additionally, we may perform services on a portion of the product prior to shipment to our customers and will be paid a fee for doing so. Although the product contracts are non-cancelable with customary credit terms beginning the date the inventories were segregated in our warehouse and invoiced to the customer, and the warranty periods begin on the date of invoice, these transactions do not generally meet the sales recognition criteria under GAAP. Therefore, we have not recorded sales and the inventories are classified as inventories not available for sale on our balance sheet until the product is shipped. If customers remit payment before we ship product to them, we record the payments received as customer payments in advance of shipment on our balance sheet.

Property and Equipment

     We state property and equipment at cost. We state equipment under capital leases at the present value of the minimum lease payments. We capitalize major improvements and betterments, while maintenance, repairs and minor replacements are expensed as incurred. Depreciation is provided using the straight-line method over the following economic lives of the assets:

Leasehold improvements	Shorter of underlying lease term or asset life
Furniture and fixtures	7 years
Equipment	3-5 years
Buildings	29 years
Software	3-10 years

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

Goodwill

     Goodwill represents the excess of purchase price over fair value of net assets acquired. We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized but, instead, be tested for impairment at least annually. SFAS No.142 also requires that intangible assets with definite useful lives be amortized over the respective estimated useful lives to their estimated residual values.

Investments

     We have an investment for which we utilize the equity method of accounting as we have significant influence, but do not have control. Significant influence is generally deemed to exist when we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, voting rights and the effect of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. See Note 5 for further discussion.

Self Insurance

     We are self-insured for medical insurance benefits up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred, but not reported (“IBNR”) claims. IBNR claims are estimated using historical lag information and other data provided by claims administrators.

Foreign Currency Translation

     The financial statements of our foreign subsidiaries are translated into United States dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” Assets and liabilities of the subsidiaries are translated into United States dollars at the exchange rate in effect at the balance sheet dates. Income and expense items are translated at the average exchange rate for each month within the year. The resulting translation adjustments are recorded directly in other comprehensive income as a separate component of stockholders’ equity. For the years ended December 31, 2004 and 2003, the foreign currency translation adjustments were $4,862,000 and $12,135,000, respectively, and were primarily due to the weakening of the United States dollar against the British pound sterling and, to a lesser extent, the Canadian dollar. In 2004, we decreased the foreign currency

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

translation adjustment by $1,596,000 related to the sale of our investment in PlusNet, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 37 “Accounting for Translation Adjustments upon Sale of Part of an Investment in a Foreign Entity”. All transaction gains or losses are recorded in the consolidated statement of operations. These gains or losses were not material in any of the years presented in the consolidated financial statements.

Sales Recognition

     We adhere to guidelines and principles of sales recognition described in Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), issued by the staff of the Securities and Exchange Commission (the “SEC”). Under SAB 104, sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed and determinable and collectibility is reasonably assured. Using these tests, the vast majority of our sales represent product sales recognized upon shipment. Usual sales terms are FOB shipping point, at which time title and risk of loss has passed to the customer and delivery has occurred. We make provisions for estimated product returns that we expect to occur under our return policy based upon historical return rates.

     From time to time, in the sale of products and services, we may enter into contracts that contain multiple elements or non-standard terms and conditions. Sales of services currently represent a small percentage of our net sales, and a significant amount of our services that are performed in conjunction with product sales are completed in our facilities prior to shipment of the product. In these circumstances, net sales for both the product and services are recognized upon shipment. Net sales of services that are performed at customer locations are often service only contracts and are recorded as sales when the services are performed. If the service is performed at a customer location in conjunction with a product sale or other service sale, we recognize net sales in accordance with SAB 104 and Emerging Issues Task Force (“EITF”) 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables”. Accordingly, we recognize sales for delivered items only when all of the following criteria are satisfied:

•	the delivered item(s) has value to the customer on a stand-alone basis;

•	there is objective and reliable evidence of the fair value of the undelivered item(s); and

•	if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in our control.

     Insight North America and Insight UK sell certain third-party service contracts and software assurance or subscription products for which we are not the primary obligor. These sales do not meet the criteria for gross sales recognition as defined in SAB 104 and thus are recorded on a net sales recognition basis. As we enter into contracts with third-party service providers or vendors, we evaluate whether the subsequent sales of such services should be recorded as gross sales or net sales in accordance with the sales recognition criteria outlined in SAB 104 and EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent.” We must determine whether we act as a principal in the transaction and assume the risks and rewards of ownership or if we are simply acting as an agent or broker. Under gross sales recognition, the entire selling price is recorded in sales and our cost to the third-party service provider or vendor is recorded in costs of goods sold. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to sales resulting in net sales equal to the gross profit on the transaction and there are no costs of goods sold.

     Direct Alliance’s outsourcing arrangements are primarily service fee based whereby net sales are based primarily upon a cost plus arrangement and a percentage of the sales price from products sold. These net sales are recorded under the net sales recognition method. Also, as an accommodation to select clients, Direct Alliance purchases product from suppliers and immediately resells the product to clients for ultimate resale to the client’s customer. These product sales (referred to as “pass-through product sales”) to our clients are transacted at little or no gross margin and the selling price to our client is recorded in net sales with the cost payable to the supplier recorded in cost of goods sold.

Vendor Consideration

     We receive payments and credits from vendors, including consideration pursuant to volume sales incentive programs, volume purchase incentive programs and shared marketing expense programs.

     Pursuant to Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor,” which we adopted January 1, 2003, vendor consideration received pursuant to volume sales incentive programs is recognized as a reduction to costs of goods sold. Vendor consideration received pursuant to volume purchase incentive programs is allocated to inventories based on the applicable incentives from each vendor and is recorded in cost of goods sold as the inventory is sold. Vendor consideration received pursuant to shared marketing expense programs is recorded as a reduction of the related selling and administrative expenses in the period the program takes place only if the consideration represents a reimbursement of specific, incremental, identifiable costs. Consideration that exceeds the specific,

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

incremental, identifiable costs is classified as a reduction of costs of goods sold. The amount of vendor consideration recorded as a reduction of selling, general and administrative expenses totaled $7,478,000; $2,623,000 and $6,498,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Advertising Costs

     Advertising costs are expensed as they are incurred. Advertising expense of $15,364,000, $8,210,000 and $3,861,000 was recorded for the years ended December 31, 2004, 2003 and 2002, respectively. These amounts were partially offset by vendor consideration received pursuant to shared marketing expense programs recorded as a reduction of selling and administrative expenses, as discussed above.

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

Net Earnings (Loss) From Continuing Operations Per Share (“EPS”)

     Basic EPS is computed by dividing net earnings (loss) from continuing operations available to common stockholders by the weighted-average number of common shares outstanding during each year. Diluted EPS includes the effect of stock options assumed to be exercised using the treasury stock method. A reconciliation of the denominators of the basic and diluted EPS calculations was as follows (in thousands, except per share data):

	Years Ended December 31,
	2004	2003	2002
Numerators:
Net earnings (loss) from continuing operations	$60,087	$35,762	$(44,115)

Denominator:
Weighted-average shares used to compute basic EPS	48,389	46,315	44,808
Dilutive potential common shares due to dilutive stock options, net of tax effect	842	570	— (a)

Weighted-average shares used to compute diluted EPS	49,231	46,885	44,808

Net earnings (loss) from continuing operations per share:
Basic	$1.24	$0.77	$(0.98)

Diluted	$1.22	$0.76	$(0.98)

Weighted-average outstanding stock options having no dilutive effect (in thousands)	$4,552	$3,162	$— (a)

     (a) The effect of 8,345,936 outstanding stock options have not been included in diluted net loss per share for the year ended December 31, 2002 as their effect would have been anti-dilutive.

Stock-Based Compensation

     We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25” to account for our fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic value-based method of accounting described above and have adopted the disclosure requirements of SFAS No. 123. Accordingly, we do not recognize compensation expense for any of our stock-based plans because we do not issue options at exercise prices below the market value at date of grant. In addition, we recognize expense using the accelerated vesting methodology of FASB Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

     We have issued shares of restricted common stock as incentives to certain officers and employees and may do so in the future. In accordance with APB No. 25, the shares of restricted common stock are valued at the date of grant and are amortized over the vesting period. In addition, the unearned compensation related to restricted stock awards is expensed ratably over the vesting period. At December 31, 2004 and 2003, there were no shares and 9,578 shares, respectively, of restricted common stock outstanding. Compensation expense recognized in income for stock-based employee compensation awards for the years ended December 31, 2004, 2003 and 2002 was $62,000, $879,000 and $1,652,000, respectively.

     Had compensation cost for our stock-based plans been determined consistent with SFAS No. 123, our net earnings (loss) and earnings (loss) per share would have been reduced (increased) to the pro forma amounts indicated below (in thousands, except per share data):

	Years ended December 31,
	2004	2003	2002
Net earnings (loss) as reported	$80,528	$37,754	$(42,840)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$8,407	$5,515	$10,845

Pro forma net earnings (loss)	$72,121	$32,239	$(53,685)

Basic net earnings (loss) per share:
As reported	$1.66	$0.82	$(0.96)

Pro forma	$1.49	$0.70	$(1.20)

Diluted net earnings (loss) per share:
As reported	$1.64	$0.81	$(0.96)

Pro forma	$1.46	$0.69	$(1.20)

Reclassifications

     Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified to conform to the 2004 presentation.

Recently Issued Accounting Standards

     In October 2004, the FASB released FASB Staff Position No. 109-2 (“FSP No. 109-2”), "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” which provides guidance under FASB Statement No. 109, "Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. We have not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP No. 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

     In November 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.” The consensus provides guidance in determining: (a) which cash flows should be taken into consideration when assessing whether the cash flows of the disposal component have been or will be eliminated from the ongoing operations of the entity; (b) the types of involvement ongoing between the disposal component and the entity disposing of the component that constitute continuing involvement in the operations of the disposal component; and (c) the appropriate (re)assessment period for purposes of assessing whether the criteria in paragraph 42 have been met. The consensus was ratified by the FASB at their November 30, 2004 meeting and should be applied to a component of an enterprise that is either disposed of or

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

classified as held for sale in fiscal periods beginning after December 15, 2004. We do not expect the adoption of this consensus to have a material effect on our consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 to have a material effect on our consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS No. 123R beginning July 1, 2005. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the modified retrospective methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and we have not determined whether the adoption will result in future expenses that are similar to the current pro forma disclosures under SFAS No. 123.

(2) Fair Value of Financial Instruments

     SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” requires that we disclose estimated fair values for our financial instruments. The carrying amounts for cash and cash equivalents are assumed to be the fair value because of the liquidity of these instruments. The carrying amounts for accounts receivable, accounts payable, accrued expenses and other current liabilities, and our short-term financing facility approximate fair value because of the short maturity of these instruments.

(3) Property and Equipment

     Property and equipment consist of the following (in thousands):

	December 31,
	2004	2003
Land	$5,488	$5,435
Leasehold improvements	5,750	8,300
Furniture and fixtures	27,990	27,607
Equipment	31,264	39,249
Buildings	60,760	57,082
Software	59,041	62,695

	190,293	200,368
Accumulated depreciation	(77,214)	(80,121)

Property and equipment, net	$113,079	$120,247

     Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $20,357,000, $30,372,000 and $20,536,000, respectively.

Change in Accounting Estimate

     In 2003, we accelerated the depreciation of certain software assets due to our decision to implement a new IT system as part of the integration of an acquisition. We determined that the old IT system would no longer be used after December 31, 2003, which shortened its estimated useful life and, in accordance with paragraph SFAS No. 144, increased the depreciation

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

that was recorded in 2003 by approximately $6,800,000 and reduced net earnings and diluted earnings per share by $4,148,000 and $0.09, respectively.

(4) Goodwill

     Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” under which goodwill is no longer amortized but is tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value amount. Goodwill is assigned to the reporting unit(s) that is expected to benefit from the synergies of the business combination that resulted in the recording of goodwill. Events or circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, significant declines in our stock price for a sustained period or significant underperformance relative to expected historical or projected future results of operations. SFAS No. 142 defines a reporting unit as an operating segment or one level below an operating segment. For purposes of financial reporting and impairment testing in accordance with SFAS No. 142, we have determined that our reporting units are the same as our operating segments: Insight North America, Insight UK and Direct Alliance. See Note 17 for further discussion about our operating segments.

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

     During the 2002 annual impairment test, as a result of the decline in Insight UK’s operating performance in 2002, Insight UK’s book value exceeded its market value resulting in an impairment of goodwill. Based on results of the annual assessment, we recorded a non-cash goodwill impairment charge of $91,587,000, $88,427,000 net of taxes, which represented the entire goodwill balance recorded at Insight UK. The charge was included in income from continuing operations on the statement of operations. The results of the annual assessment indicated that the goodwill amounts recorded at Insight North America and PlusNet were not impaired. The results of the fourth quarter 2004 and 2003 annual assessments indicated that the remaining goodwill amounts were not impaired.

     The changes in the carrying amount of goodwill by operating segment for the year ended December 31, 2004 are as follows (in thousands):

	Insight
	North
	America	PlusNet	Total
Balance at December 31, 2003	$85,703	$14,775	$100,478
Final earn-out related to an acquisition	733	—	733
Goodwill eliminated due to sale of investment in PlusNet (Note 10)	—	(15,007)	(15,007)
Currency translation adjustments	471	232	703

Balance at December 31, 2004	$86,907	$—	$86,907

(5) Equity Method Investment

     In March 2004, we invested in Executive Technology, Inc., fka ExecTechDirect Technology, Inc. (“ET”), a minority-owned reseller of information technology products and services. We recorded the initial investment of $400,000 at cost in “other assets” on our consolidated balance sheet. Our investment represents 20% of the total outstanding common and preferred shares of ET in the form of Series A Preferred shares and is accounted for under the equity method. Accordingly, 20% of ET’s earnings or losses are recorded in our consolidated statements of earnings under “equity in loss of investee.” At the time of investment, the entire basis of our investment exceeded the underlying equity in the net assets of the investee.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Therefore, we accounted for the investment as goodwill embedded in our investment. For the year ended December 31, 2004, we recorded non-operating expenses of $400,000 for our percentage ownership of the losses of ET and the write-down of our investment to $0, which represents our estimate of fair value of the investment at December 31, 2004.

     ET also purchases products and services from some of our subsidiaries at prices that we believe are no different than would be negotiated in arm’s length transactions. We have offered extended terms to ET that are not routinely offered to other customers and have made advances to third-party suppliers on ET’s behalf for product purchased by ET pursuant to purchase orders from an ET customer. Where appropriate, intercompany transactions and balances have been eliminated. The receivable from equity method investee of $3,098,000 at December 31, 2004 represents amounts due for product purchased by ET from Insight North America. This balance is secured by certain ET accounts receivable and is paid to us via a lock-box arrangement as ET’s customers pay ET.

(6) Financing Facilities

     Our financing facilities include a $200,000,000 accounts receivable securitization financing facility, a $30,000,000 revolving line of credit and a $40,000,000 inventory financing facility.

     We have an agreement to sell receivables periodically to a special purpose accounts receivable and financing entity (the “SPE”), which is exclusively engaged in purchasing receivables from us. The SPE is a wholly-owned, bankruptcy-remote entity that we have included in our consolidated financial statements. The SPE funds its purchases by selling undivided interests in up to $200,000,000 of eligible trade accounts receivable to a multi-seller conduit administered by an independent financial institution. The sales to the conduit do not qualify for sale treatment under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” as we maintain effective control over the receivables that are sold. Accordingly, the receivables remain recorded on our consolidated financial statements. At December 31, 2004, the SPE owned $384,797,000 of receivables recorded at fair value and included in our consolidated balance sheet, of which $194,737,000 was eligible for funding. The financing facility expires December 30, 2005 and accordingly, the $25,000,000 outstanding at December 31, 2004 was recorded in current liabilities. Interest is payable monthly, and the interest rate at December 31, 2004 on borrowed funds was 2.81% per annum, including the 0.35% commitment fee on the total $200,000,000 facility. During the years ended December 31, 2004 and 2003, our weighted average interest rate per annum and weighted average borrowings under the facility were 2.0% and $49,548,000 and 1.8% and $37,795,000, respectively. At December 31, 2004, $169,737,000 was available under the facility. We have no reason to believe the facility will not be renewed at the end of its current term.

     As of December 31, 2004, there were no amounts outstanding under our $30,000,000 revolving line of credit. The line of credit bears interest, payable quarterly, at a rate chosen by us among available rates subject to our leverage ratio and other terms and conditions. The available rates are the financial institution’s prime rate or the LIBOR based rate (5.25% and 3.65% per annum, respectively at December 31, 2004). The credit facility expires on December 31, 2007. We have an outstanding letter of credit that reduces the availability on this line of credit by $250,000. At December 31, 2004, $29,750,000 was available under the line of credit.

     Our $40,000,000 secured inventories financing facility can be used to facilitate the purchases of inventories from certain suppliers and amounts outstanding are recorded as accounts payable. As of December 31, 2004, there was $17,554,000 outstanding under the inventories facility and $22,446,000 was available. This facility is non-interest bearing if paid within its terms and expires December 31, 2005.

     Our facilities contain various covenants including the requirement that we maintain a specified amount of tangible net worth and comply with leverage and minimum fixed charge requirements. In addition, our credit facility prohibits the payment of cash dividends without the lender’s consent. If we fall out of compliance with these covenants, the financial institutions which finance our facilities would be able to demand payment within the specified notice period. We were in compliance with all such covenants at December 31, 2004.

(7) Leases

     We have several non-cancelable operating leases with third-parties, primarily for administrative and distribution center space and computer equipment. Rental expense for these third-party operating leases was $7,950,000, $8,766,000, and $7,340,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

     We lease an office facility in Bloomingdale, Illinois under an operating lease agreement. The facility is owned by a company whose owners are the former owners of an acquired company, who had employment agreements with us that expired in June 2004. Rental expense for this operating lease was $1,000,000, $1,000,000 and $596,000 for the years ended December 31, 2004, 2003 and 2002, respectively. As discussed in Note 15, we have entered into a firm commitment to purchase this building for $7,750,000. We expect the sale to be completed on or before the lease expiration date of April 30, 2005.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2004 are as follows (in thousands):

Years ending December 31,	Operating Leases
2005	$6,939
2006	3,131
2007	2,087
2008	1,848
2009	1,593
Thereafter	1,065

Total minimum lease payments	$16,663

(8) Reductions in Liabilities Assumed in Previous Acquisitions

     During the years ended December 31, 2004 and 2003, Insight UK settled certain liabilities assumed in previous acquisitions for $3,617,000 and $2,504,000 less than the amounts originally recorded. The tax expense recorded during the year ended December 31, 2004 related to this income was only $272,000 due to the release of the valuation allowance on the related deferred tax asset. The income resulting from the reductions in liabilities assumed in previous acquisitions during the year ended December 31, 2003 was not taxable.

(9) Severance and Restructuring and Acquisition Integration Activities

Severance and Restructuring Costs Expensed in 2004

     In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” during the year ended December 31, 2004, Insight North America, Insight UK and Direct Alliance recorded severance and restructuring expenses of $1,975,000, $377,000 and $83,000, respectively, for severance attributable to the elimination of certain sales, support and management functions. These amounts include $1,650,000 recorded for the retirement of P. Robert Moya, Executive Vice President, Chief Administrative Officer, General Counsel and Secretary and the planned elimination of this senior executive position. Of the amounts recorded, $1,838,000 and $75,000 were paid in Insight North America and Direct Alliance during the year ended December 31, 2004, respectively, leaving an accrual of $137,000 and $8,000, respectively, included in accrued expenses on the accompanying consolidated balance sheets at December 31, 2004. For Insight UK, $338,000 was paid and $14,000 was adjusted for fluctuations in the British pound sterling to United States dollar exchange rates, leaving an accrual of $53,000 included in accrued expenses on the accompanying consolidated balance sheets at December 31, 2004. Management expects these restructuring activities to have a positive effect on future operating results and liquidity as employee related expenses associated with these positions are expected to decrease.

     The following table details the changes in severance and restructuring liabilities during the year ended December 31, 2004 (in thousands):

	Employee Termination Benefits
	Insight North			Consolidated
	America	Insight UK	Direct Alliance	Total
Severance and restructuring expenses	$1,975	$377	$83	$2,435
Foreign currency adjustments	—	14	—	14
Cash payments	(1,838)	(338)	(75)	(2,251)

Balance at December 31, 2004	$137	$53	$8	$198

Acquisition-Related Severance and Restructuring Costs Expensed in 2003

     During the year ended December 31, 2003, Insight North America recorded $2,283,000 in severance and restructuring expenses associated with costs incurred to close Insight North America’s distribution facility in Indiana and $639,000 in connection with the elimination of certain support and management positions. Of the remaining $458,000 still recorded at December 31, 2003 for facilities based costs, $390,000 was paid and the remaining $68,000 was adjusted and recorded as a reduction of selling and administrative expenses during the year ended December 31, 2004.

     Also during the year ended December 31, 2003, Insight UK recorded $543,000 of severance and restructuring expenses attributable to the elimination of service technicians and certain support and management functions. The remaining $46,000

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

still recorded at December 31, 2003 for employee termination benefits was adjusted and recorded as a reduction of selling and administrative expenses during the year ended December 31, 2004.

     Management expects these restructuring activities to have a positive effect on future operating results and liquidity as it reduced employee related expenses and facility costs.

     The following table details the changes in severance and restructuring liabilities during the year ended December 31, 2004 (in thousands):

	Insight North
	America	Insight UK
	Facilities-	Employee
	Based	Termination	Consolidated
	Costs	Benefits	Total
Balance at December 31, 2003	$458	$46	$504
Adjustments	(68)	(46)	(114)
Cash payments	(390)	—	(390)

Balance at December 31, 2004	$—	$—	$—

Acquisition-Related Restructuring Costs Capitalized in 2001 as a Cost of an Acquisition

     In 2001, Insight UK recorded costs of $18,440,000 relating to restructuring the operations of an acquired company as part of the integration of this acquisition. These costs consisted of employee termination benefits and facilities based costs of $3,532,000 and $14,908,000, respectively, of which $9,117,000 of facilities based costs remained accrued at December 31, 2003. Adjustments to the accrued facilities based costs during the year ended December 31, 2004 includes the settlement of a liability assumed with the acquisition for $3,160,000 less than the amounts originally recorded and an increase of $471,000 related to fluctuations in the British pound sterling exchange rates. Facilities based costs of $2,866,000 were paid during the year ended December 31, 2004, resulting in an ending accrual balance at December 31, 2004 of $3,562,000 included in accrued expenses on the accompanying consolidated balance sheets. Although the facilities based costs represent contractual payments under long-term leases, we are actively pursuing opportunities to negotiate a termination of these leases and have recorded the obligations as current accrued liabilities. Management expects these restructuring activities to have a positive effect on future operating results and liquidity as it reduced employee related expenses and facility costs associated with these positions and facilities.

     The following table details the change in these liabilities for the year ended December 31, 2004 (in thousands):

Facilities-
Based
Costs
Balance at December 31, 2003	$9,117
Adjustments	(2,689)
Cash payments	(2,866)

Balance at December 31, 2004	$3,562

(10) Discontinued Operation

     In 2004, we sold our 95% ownership in PlusNet, an Internet Service Provider in the United Kingdom which had been accounted for as a separate operating segment. We sold 55% of our investment during PlusNet’s IPO. Trading in PlusNet shares began on July 14, 2004 under the symbol “PNT” on AIM, a market of the London Stock Exchange. In December 2004, we sold our remaining shares in PlusNet. We received net proceeds from the sales of approximately $45,478,000 and recorded a gain of $23,725,000 during the year ended December 31, 2004. On the December 31, 2004 balance sheet, there was a receivable from the underwriter of $28,024,000 for the proceeds of the sale of the remaining shares in December 2004, which was received in January 2005. Additionally, we recorded bonus expenses of $3,229,000, including employer taxes, related to a management incentive plan with the top executives at PlusNet. The management incentive plan compensated them, as a group, with approximately 12.5% of the gain, after certain adjustments, related to all sales of PlusNet shares owned by Insight Enterprises. The bonus expenses were included in selling and administrative expenses on the accompanying consolidated statements of operation.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     In accordance, with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we have accounted for PlusNet as a discontinued operation. We have reported the results of operations of PlusNet and the gain of the sale of our investment in PlusNet as a discontinued operation in the consolidated statement of operations.

     Deferred taxes were not provided on the sale of our investment in PlusNet as the entire investment was sold within the current year.

     The following amounts for the years ended December 31, 2004, 2003 and 2002 represent PlusNet’s results of operations that we consolidated through July 14, 2004 (the date we reduced our ownership in PlusNet from 95% to 45%), amounts we reported as income from equity method investee, included in other income, from July 15, 2004 through December 14, 2004 (the date we sold our remaining investment), and the gain on the sales of our shares of PlusNet. The following amounts have been segregated from continuing operations and reflected as discontinued operation (in thousands):

	Years Ended December 31,
	2004	2003	2002
Net sales	$23,161	$28,305	$15,091
Costs of goods sold	15,892	18,423	7,890

Gross profit	7,269	9,882	7,201
Selling and administrative expenses	4,865	6,880	5,404

Earnings from operations	2,404	3,002	1,797
Interest income	(94)	(52)	(5)
Interest expense	13	21	—
Gain on sale of investment in PlusNet	(23,725)	—	—
Other, net	(984)	183	—

Earnings from operations before income taxes	27,194	2,850	1,802
Income tax expense	6,753	858	527

Net earnings	$20,441	$1,992	$1,275

     Select balance sheet data for the discontinued operation as of December 31, 2004 and 2003 follows (in thousands):

	December 31,
	2004	2003
ASSETS

Assets:
Current assets of discontinued operation	—	7,021
Long-term assets of discontinued operation	—	22,401

Total assets	$—	$29,422

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Current liabilities of discontinued operation	—	6,665
Long-term liabilities of discontinued operation	—	—

Total liabilities	—	6,665

Stockholders’ equity	—	22,757

Total liabilities and stockholder’s equity	$—	$29,422

(11) Income Taxes

     The following table presents the United States and foreign components of earnings (loss) from continuing operations before income taxes and the related provision for income tax expense (benefit) (in thousands):

Earnings (loss) before income taxes from continuing operations:

	Years Ended December 31,
	2004	2003	2002
United States	$70,158	$43,169	$72,432
Foreign	14,658	11,545	(92,096)

	$84,816	$54,714	$(19,664)

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Provision for income tax expense (benefit) from continuing operations:

	Years Ended December 31,
	2004	2003	2002
Current:
Federal	$25,324	$17,198	25,502
State and local	2,372	1,230	2,050
Foreign	(233)	567	507

	27,463	18,995	28,059

Deferred:
Federal	(436)	(733)	437
State and local	35	(224)	20
Foreign	(2,333)	914	(4,065)

	(2,734)	(43)	(3,608)

	$24,729	$18,952	$24,451

     A reconciliation of the actual tax expense (benefit) on continuing operations from the “expected” tax expense (benefit) (computed by applying the United States federal corporate income tax rate of 35.0%) is as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Computed “expected” tax expense (benefit)	$29,686	$19,150	$(6,882)
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax benefit	2,407	1,006	2,070
Release of valuation allowance	(7,689)	—	—
Tax benefit related to UK foreign exchange loss	—	(554)	—
Non-deductible/ (deductible) goodwill impairment related charges	(160)	(751)	28,454
Foreign operating losses for which no tax benefit was recognized	—	—	5
Tax exempt interest	—	—	(22)
Other, net	485	101	826

Provision for income tax expense	$24,729	$18,952	$24,451

Effective tax rate	29.2%	34.6%	(124.3%)

Income tax expense (benefit) relating to discontinued operations is as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
United States	$5,437	$—	$—
Foreign	1,316	858	527

	$6,753	$858	$527

     At December 31, 2004, we have not provided for United States income taxes or foreign withholding taxes on the unremitted earnings from continuing operations of subsidiaries operating outside the United States since we currently intend to reinvest those earnings indefinitely. The earnings from our Canadian subsidiary of $4,400,000, $3,500,000 and $2,800,000 for the years ended December 31, 2004, 2003 and 2002, respectively, would become subject to United States income tax if they were remitted as dividends, were lent to us, or if we were to sell our stock in the subsidiaries. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resulting U.S. income tax liability. Accordingly, it is not practical to estimate the amount of the deferred tax liability on such unremitted earnings. We have not reevaluated our position regarding the indefinite reinvestment of foreign earnings in light of the repatriation provisions contained in the Jobs Act. The Jobs Act, enacted in October 2004, provides for a temporary 85% dividends-received deduction on certain foreign earnings repatriated during a one-year period. The deduction results in a federal tax rate of approximately 5.25% on the repatriated earnings. Certain criteria established by the plan regarding the use of the repatriated earnings must be met in order for the repatriation to qualify for the special deduction. We are awaiting the issuance of further regulatory guidance and passage of statutory technical corrections with respect to certain provisions of the Jobs Act prior to determining the amount, if any, we will repatriate. At December 31, 2004, the range of amounts eligible for repatriation consideration is $0 to $4,400,000. We are not yet in a position to determine the income tax effect of a qualifying repatriation.

     During 2004, one-time cash distributions of $15,368,000 derived from the 2004 sales of PlusNet shares were made. The amount distributed represents the gain on the sale subject to tax in the United States. The PlusNet stock sales were distinct and unusual transactions in 2004 whereby we divested of our entire interest in PlusNet. The distribution of a portion of these proceeds was a tax-efficient repatriation as the gain was already subject to taxation in the United States.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     The significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Miscellaneous accruals	$13,137	$9,718
Foreign tax loss carryforwards	8,290	9,523
Depreciation allowance carryforwards	4,612	5,377
Allowance for doubtful accounts and returns	3,490	3,823
Write-downs of inventories	3,581	3,662
Depreciation and amortization	2,205	—
Intangible assets	846	3,225
Accrued vacation and other payroll liabilities	988	1,404
Foreign tax credit carryforwards	743	—
Deferred revenue	380	554
Capital loss carryforward	401	446
Other, net	111	396

Gross deferred tax assets	38,784	38,128
Valuation allowance	(9,084)	(16,221)

Total deferred tax assets	29,700	21,907

Deferred tax liabilities:
Intangible assets	(19,096)	(14,348)
Prepaid expenses	(673)	(341)
Other, net	—	(21)

Total deferred tax liabilities	(19,769)	(14,710)

Net deferred tax asset	$9,931	$7,197

The net current and non-current portions of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2004	2003
Net current deferred tax asset	$21,757	$19,451
Net non-current deferred tax liability	(11,826)	(12,254)

Net deferred tax asset	$9,931	$7,197

     Included in deferred income taxes and other current assets on our consolidated balance sheets for December 31, 2004 and 2003 are the net current deferred tax asset and an income tax receivable of $5,300,000 and $8,500,000, respectively. The net non-current deferred tax liability is disclosed separately on the consolidated balance sheets for December 31, 2004 and 2003.

     At December 31, 2004 and 2003, we had deferred tax assets of $12,902,000 and $14,900,000, respectively, relating to a foreign net operating loss, foreign depreciation allowance and foreign capital loss carryforwards. The carryforwards do not expire but are restricted in the manner in which they are utilized pursuant to applicable jurisdictional requirements. We have provided valuation allowances at December 31, 2004 and 2003 of $8,684,000 and $14,267,000, respectively, representing the portions of the carryforwards that we believe are not more likely than not to be realized due to the restrictions. At December 31, 2004 and 2003, we had capital loss carryforwards of $401,000 and $446,000, respectively, which are fully reserved and expire in 2007 and 2008. The foreign tax credit carryforward of $743,000 at December 31, 2004 expires in 2014. At December 31, 2002, we recorded a deferred tax asset for the estimated future deductible portion of the goodwill impairment charge. The balance of this deferred tax asset at December 31, 2004 and 2003 is $364,000 and $2,894,000, respectively, net valuation allowances of $0 and $1,353,000, respectively. In the future, if we determine that additional realization of these deferred tax assets is more likely than not, the reversal of the related valuation allowance will reduce income tax expense.

     A reduction of income tax expense occurred in 2004 as a result of the reduction in valuation allowances associated with:

•	the realization of the remaining deductible portion of the 2002 goodwill impairment charge in 2004 and over the near term;

•	the utilization of capital loss carryforwards, and

•	current and forecasted utilization of operating loss and depreciation allowance carryforwards in the United Kingdom.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Although realization is not assured, we believe there was sufficient positive evidence to support our conclusion that the deferred tax assets are now realizable because Insight UK has had eight consecutive quarters of operating income and is expected to generate taxable income for future tax years. However, the amount of the net deferred tax assets actually realized could vary if there are changes in the amounts of future taxable income.

     We believe it is more likely than not that forecasted income, including income that may be generated as a result of prudent and feasible tax planning strategies, together with the tax effects of deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets.

     The following table summarizes the change in the valuation allowance:

	December 31,
	2004	2003
Valuation allowance at beginning of year	$16,221	$12,392
Credited to income tax expense	(7,689)	(121)
Write-off of corresponding deferred tax asset	(487)	—
Change in foreign exchange rate	1,039	1,934
Other	—	2,016

Valuation allowance at end of year	$9,084	$16,221

     Tax benefits of $7,100,000 in 2004, $1,912,000 in 2003 and $5,200,000 in 2002 related to the exercise of employee stock options and other employee stock programs were applied to stockholders’ equity.

     The Internal Revenue Service is currently examining our tax returns for the 2002 tax year. Although the outcome of tax audits cannot be predicted with certainty, management believes the ultimate resolution of this examination will not result in a material adverse effect to the Company’s financial position or results of operations.

(12)Benefit Plans

     We have adopted a defined contribution benefit plan (the “Defined Contribution Plan”) which complies with section 401(k) of the Internal Revenue Code. Under the Defined Contribution Plan, we currently match 25% of the employees’ pre-tax contributions up to a maximum 6% of eligible compensation. Contribution expense under this plan was $1,459,000, $1,584,000 and $792,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

     Until February 3, 2003, we had an additional defined contribution benefit plan assumed in an acquisition, which also complied with section 401(k) of the Internal Revenue Code. Under this plan, we matched 100% of employees’ pre-tax contributions up to a maximum 2% of eligible compensation. Effective February 3, 2003, we merged the acquired plan into the Defined Contribution Plan and simultaneously moved administration of the Defined Contribution Plan to a new service provider and amended certain plan provisions. Contribution expense under the acquired plan was $667,000 for the 8-month period ended December 31, 2002. All employer matching contributions for the year ended December 31, 2003 were contributed to Defined Contribution Plan and accordingly, there was no contribution expense under the acquired plan for the year ended December 31, 2003.

(13) Stock Plans

     We have various long-term incentive plans (the “Plans”) including stock option and restricted stock plans in Insight Enterprises, Inc. and a stock option plan in Direct Alliance. The purpose of the Plans is to benefit and advance our interests by rewarding officers, directors and certain employees for their contributions to our success and therefore motivating them to continue to make such contributions in the future. The Plans provide for fixed grants of incentive stock options, nonqualified stock options and restricted stock grants. The stock options generally vest over a one to five year period from the date of grant and expire 5 to 10 years after the date of grant.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Company Plans

     In November 1994, the stockholders approved the establishment of the 1994 Stock Option Plan (the “1994 Plan”). The 1994 Plan provides for the grant to executive officers, other key employees, non-employee directors and consultants of “incentive stock options”, within the meaning of Section 422 of the Code, or nonqualified stock options. Effective November 9, 2004, our ability to grant incentive stock options under the 1994 Plan expired. The 1994 Plan was administered by the Board of Directors (or a committee of the Board), which determined the terms of options granted under the 1994 Plan, including the exercise price and the number of shares subject to the option. The 1994 Plan provided the Board of Directors with the discretion to determine when options granted thereunder shall become exercisable.

     In October 1997, the stockholders approved the establishment of the 1998 Long-Term Incentive Plan (the “1998 LTIP”) for officers, employees, directors and consultants or independent contractors. The 1998 LTIP authorizes grants of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted common stock and performance-based awards. In 2000, the stockholders approved an amendment to the 1998 LTIP increasing the number of shares eligible for awards to 6,000,000 and allowing the Board to reserve (which they have done) additional shares such that the number of shares of common stock remaining for grant under the 1998 LTIP and any of our other option plans, plus the number of shares of common stock granted but not yet exercised, or in the case of restricted stock, granted but not yet vested, under the 1998 LTIP and any of our other option plans, shall not exceed 20% of the outstanding shares of our common stock at the time of calculation of the additional shares. This plan will expire in 2010. As of December 31, 2004, there were 2,044,057 total shares of common stock available to grant for awards under the 1998 LTIP, 1994 Plan and 1999 Broad Based Employee Stock Option Plan.

     In September 1998, we established the 1998 Employee Restricted Stock Plan (the “1998 Employee RSP”) for our employees. The total number of restricted common stock shares initially available for grant under the 1998 Employee RSP was 562,500 and as of December 31, 2004, 434,417 of restricted common stock shares were available for grant. There were no grants of restricted common stock shares under this plan during the years ended December 31, 2004, 2003 and 2002.

     In December 1998, we established the 1998 Officer Restricted Stock Plan (the “1998 Officer RSP”) for our officers. The total number of restricted common stock shares initially available for grant under the 1998 Officer RSP was 56,250 and as of December 31, 2004, 490 shares of restricted common stock were available for grant.

     In September 1999, we established the 1999 Broad Based Employee Stock Option Plan (the “1999 Broad Based Plan”) for our employees. The total number of stock options initially available for grant under the 1999 Broad Based Plan was 1,500,000; provided, however, that no more than 20% of the shares of stock available under the 1999 Broad Based Plan may be awarded to the Officers. Stock options available for grant under the 1999 Broad Based Plan are included in the total shares of common stock available to grant for awards under the 1998 LTIP, 1994 Plan or 1999 Broad Based Plan discussed under the 1998 LTIP above.

     The 1994 Plan, 1998 LTIP, 1998 Employee RSP, 1998 Officer RSP and 1999 Broad Based Plan (the “Plans”) are administered by the Compensation Committee of the Board of Directors. Except as provided below, the Compensation Committee has the exclusive authority to administer the Plans, including the power to determine eligibility, the types of awards to be granted, the price and the timing of awards. The Compensation Committee of the Board of Directors has, however, delegated to our Chief Executive Officer the authority to grant awards to individuals other than individuals who are subject to the reporting requirements of Section 16(a) of the Exchange Act.

     Generally, options granted expire in five to ten years, are exercisable during the optionee’s lifetime only by the recipient and are non-transferable. Unexercised options generally terminate seven business days after an individual ceases to be an employee.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     For purposes of the SFAS No. 123 pro forma net earnings (loss) and net earnings (loss) per share calculation in Note 1, the fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions used for grants under the Plans in 2004, 2003 and 2002:

	Dividend	Expected	Risk-free	Expected	Options
	Yield	Volatility	Interest Rate	Lives (in years)	Granted
Quarters ended:
March 31, 2004	0%	75%	1.8%	2.9	1,935,111
June 30, 2004	0%	74%	3.2%	3.0	66,065
September 30, 2004	0%	73%	2.8%	2.3	778,640
December 31, 2004	0%	72%	3.2%	2.6	561,510

Quarters ended:
March 31, 2003	0%	87%	1.9%	2.6	1,202,175
June 30, 2003	0%	81%	1.5%	1.5	749,618
September 30, 2003	0%	86%	1.8%	2.3	67,924
December 31, 2003	0%	79%	1.3%	0.8	212

Year ended:
December 31, 2002	0%	81%	1.8%	2.2	2,445,318

     During 2003, we started disclosing the SFAS No. 123 pro forma net earnings and net earnings per share calculation in our quarterly reports. As such, the assumptions used in the Black-Scholes-Merton option-pricing model were determined quarterly in 2003 and 2004.

     The following table summarizes our activity under the Stock Option Plans:

	Years ended December 31,
	2004		2003		2002
		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Balance at the beginning of year	7,417,399	$15.64	8,345,936	$17.70	8,206,886	$17.54
Granted	3,341,326	19.53	2,019,929	8.15	2,445,318	17.06
Exercised	(2,241,410)	12.03	(926,408)	11.36	(1,717,408)	15.57
Forfeited	(680,714)	17.55	(2,022,058)	18.61	(588,860)	19.04

Balance at the end of year	7,836,601	18.16	7,417,399	15.64	8,345,936	17.70

Exercisable at the end of year	4,445,389	19.22	5,051,994	17.69	4,098,945	18.18

Weighted-average fair value of options granted during the year	$8.99		$3.79		$7.67

     The following table summarizes the status of outstanding stock options under the Plans as of December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted Average
	Number of	Remaining	Weighted	Number of	Weighted
Range of	Options	Contractual Life	Average	Options	Average
Exercise Prices	Outstanding		Exercise Price	Exercisable	Exercise Price
			(in years)
$2.57-15.58	1,888,742	3.7	$10.92	736,308	$11.18
15.61-18.93	1,682,783	5.3	17.43	1,277,303	17.76
19.00-21.03	1,550,379	4.1	20.13	791,136	20.46
21.04-21.25	1,503,998	4.0	21.24	461,193	21.22
21.30-41.00	1,210,699	4.6	24.15	1,179,449	24.19

	7,836,601	4.3	18.16	4,445,389	19.22

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Direct Alliance Stock Option Plan

     In May 2000, we established the Direct Alliance Corporation 2000 Long-Term Incentive Plan (“Direct Alliance Plan”). The total number of stock options initially available for grant under this plan, representing 15% of the outstanding shares of Direct Alliance’s common stock, was 4,500,000. As of December 31, 2004, the number of stock options available for grant under the Direct Alliance Plan was 2,777,500. We currently do not intend to grant additional stock options under the Direct Alliance Plan.

     The Direct Alliance Plan, which is currently administered by Direct Alliance’s Board of Directors, includes provisions for granting of incentive awards in the form of stock options to Direct Alliance’s employees and directors as well as to officers and employees of its parent and corporate affiliates. The right to purchase shares under the stock option agreements with Direct Alliance’s employees and directors vest 100% on May 5, 2005 and expire on May 5, 2006. The vesting and exercisability of the options accelerate in the event of an initial public offering or change of control of Direct Alliance or of Insight Enterprises, Inc. Unexercised options terminate seven days after an individual ceases to be an employee. The right to purchase shares under the stock option agreements with officers or employees of its parent or corporate affiliates are 100% vested on the date of grant, however, are not exercisable until May 5, 2005 and expire on May 5, 2006. The exercisability of these options accelerates in the event of an initial public offering or change of control of Direct Alliance or Insight Enterprises, Inc. Unexercised options do not terminate after an individual ceases to be an employee.

     The following table summarizes the stock option activity under the Direct Alliance Plan:

		Weighted
	Number	Average
	of Shares	Exercise Price
Balance at 12/31/01	3,240,000	$1.42
Forfeited	(327,500)	1.42

Balance at 12/31/02	2,912,500	1.42
Forfeited	(135,000)	1.42

Balance at 12/31/03 and 12/31/04	2,777,500	1.42

Weighted-average fair value of options granted during 2004, 2003 and 2002	$ N/A *

* Not applicable as no stock options were granted during the years reflected.

     The following table summarizes the status of outstanding stock options under the Direct Alliance Plan as of December 31, 2004:

	Options Outstanding			Options Exercisable
	Number of	Weighted Average	Weighted	Number of	Weighted
	Options	Remaining	Average	Options	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
(in years)
$1.42	2,777,500	1.34	$1.42	—	$—

(14) Stockholder Rights Agreement

     On December 14, 1998, each stockholder of record received one Preferred Share Purchase Right (“Right”) on each outstanding share of common stock owned. Each Right entitles stockholders to buy ..00148 of a share of our Series A Preferred Stock at an exercise price of $88.88. The Rights will be exercisable if a person or group acquires 15% or more of our common stock or announces a tender offer for 15% or more of the common stock. Should this occur, the Right will entitle its holder to purchase, at the Right’s exercise price, a number of shares of common stock having a market value at the time of twice the Right’s exercise price. Rights held by the 15% holder will become void and will not be exercisable to purchase shares at the bargain purchase price. If we are acquired in a merger or other business combination transaction after a person acquires 15% or more of the our common stock, each Right will entitle its holder to purchase at the Right’s then current exercise price a number of the acquiring company’s common shares having a market value at the time of twice the Right’s exercise price.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(15) Commitments and Contingencies

Purchase of Building

     We have entered into a firm commitment to purchase a building in Bloomingdale, IL for $7,750,000. This building is owned by the previous owners of an acquired company and has been leased by us since the acquisition date. We expect the sale to be completed on or before the lease expiration date of April 30, 2005.

Employment Contracts

     We have employment agreements with certain officers and management employees under which severance payments would become payable in the event of specified terminations without cause or terminations under certain circumstances after a change in control. If all such persons were terminated under certain circumstances after a change of control, and the severance payments under the current employment agreements were to become payable, the maximum contingent severance obligation as of December 31, 2004 would be approximately $20,110,000.

     In addition, certain statutory rules in the United Kingdom and Canada require that a specified level of severance be paid to employees when they terminate without cause. These amounts are not material and are accrued when such liabilities are probable and determinable.

Guaranties

     In conjunction with a significant product sale made by ET, our equity method investee described in Note 5, we have provided performance guaranties to a customer on behalf of ET. Under these guaranties, we would be required to deliver products and perform under the purchase agreement between ET and the customer if ET is unable to do so. With respect to this guaranty, we assessed the fair value of our obligation to stand ready to perform by considering the likelihood of occurrence of the specified triggering events or conditions requiring performance, as well as other assumptions and factors. We determined that the fair value of this guaranty is not material to our financial position, results of operations or cash flow, and, accordingly, no liability has been recorded related to this guaranty.

     We have provided a $250,000 outstanding letter of credit that reduces the availability on our $30,000,000 line of credit to allow ET to obtain financing.

     Additionally, in the ordinary course of business, we may guarantee the indebtedness of our subsidiaries to vendors and customers. We have not recorded a specific liability for these guarantees in the consolidated financial statements because we have recorded the underlying liability associated with the guaranty. In the event we were required to perform under the related contracts, we believe the cost of such performance would not have a material adverse effect on our consolidated financial position or results of operations.

Indemnifications

     In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify either our customer or a third party service provider in the arrangement from any losses incurred relating to services performed on our behalf or for losses arising from certain defined events, which may include litigation or claims relating to past performance. These arrangements include, but are not limited to, our indemnification of our officers and directors to the maximum extent under the laws of the State of Delaware, the indemnification of our lessors for certain claims arising from our use of the leased facilities, and the indemnification of the bank that provides our credit facilities for certain claims arising from the bank’s grants of credit to us. Such indemnification obligations may not be subject to maximum loss clauses. Management believes that payments, if any, related to these indemnifications would be immaterial, therefore, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.

Related Party Transactions

     We sponsor the Insight Bowl, a post-season intercollegiate football game that is played annually in Phoenix, Arizona. We have entered into multi-year sponsorship agreements with the Valley of the Sun Bowl Foundation d/b/a Insight Bowl and The Arizona Sports Foundation d/b/a Fiesta Bowl, the not-for-profit entities that conduct the Insight and Fiesta Bowl games and related activities. During 2004, we paid the Valley of the Sun Bowl Foundation and related Foundation entities approximately $968,000 pursuant to sponsorship agreements, for ticket purchases and other miscellaneous expenses. Stanley Laybourne, a member of our Board and our Executive Vice President, Chief Financial Officer, Treasurer and Secretary,

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

serves as the Chief Financial Officer of these organizations. We believe we obtain important local and national public relations benefits from our sponsorship, and we use the events to entertain customers, suppliers and employees. We also believe the terms of the sponsorship agreements with these organizations are as advantageous to us as we would obtain in an arm’s length transaction. Finally, the agreements between us and the organizations were negotiated by senior executive management other than Stanley Laybourne and the final agreements were approved by the Board of Directors with Stanley Laybourne abstaining from the vote.

Legal Proceedings

     In July 2002, the Company and certain of our board members and executive officers were named as defendants in four lawsuits in the United States District Court, District of Arizona. The plaintiffs sought class action status to represent all buyers of our common stock from September 3, 2001 through July 17, 2002, and the Court consolidated the lawsuits. On May 11, 2004, the Court granted our motion to dismiss the second amended complaint with prejudice and without leave to amend. Plaintiffs appealed the dismissal to the Ninth Circuit Court of Appeals but withdrew the appeal on August 30, 2004. The case has concluded with no payments to the plaintiffs or their counsel by us or our insurance carriers.

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

(16) Supplemental Financial Information

     A summary of additions and deductions related to the allowances for doubtful accounts receivable and allowances for sales returns for the years ended December 31, 2004, 2003 and 2002 was as follows (in thousands):

	Balance at
	Beginning of			Balance at
	Period	Additions	Deductions	End of Period
Allowances for doubtful accounts receivable:

Year ended December 31, 2004	$20,175	$5,606	$(10,309)	$15,472

Year ended December 31, 2003	$13,759	$8,424	$(2,008)	$20,175

Year ended December 31, 2002	$11,554	$10,102	$(7,897)	$13,759

Allowance for sales returns:

Year ended December 31, 2004	$543	$117	$(226)	$434

Year ended December 31, 2003	$646	$114	$(217)	$543

Year ended December 31, 2002	$497	$259	$(110)	$646

(17) Segment and Geographic Information

     SFAS No. 131 requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The method for determining what information to report under SFAS No. 131 is based upon the “management approach,” or the way that management organizes the operating segments within a company, for which separate financial information is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     At December 31, 2004, we have the following reportable operating segments:

•	Provider of IT products and services – North America (“Insight North America”);

•	Provider of IT products and services – United Kingdom (“Insight UK”), and

•	Business process outsourcing provider (“Direct Alliance”).

     All intercompany transactions are eliminated upon consolidation and there are no differences between the accounting policies used to measure profit and loss for our segments and on a consolidated basis. Net sales are defined as net sales from external customers. None of our customers exceeded ten percent of consolidated net sales.

     The tables below present information about our reportable operating segments as of and for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	Year Ended December 31, 2004
	Insight
	North		Direct
	America	Insight UK	Alliance	Consolidated
Net sales	$2,557,402	$451,202	$74,121	$3,082,725
Costs of goods sold	2,267,798	389,608	54,888	2,712,294

Gross profit	289,604	61,594	19,233	370,431
Operating expenses:
Selling and administrative expenses	225,956	53,454	6,332	285,742
Severance and restructuring expenses	1,975	377	83	2,435
Reductions in liabilities assumed in previous acquisition	—	(3,617)	—	(3,617)

Earnings from operations	$61,673	$11,380	$12,818	$85,871

Total assets	$895,682	$148,308	$68,003	$887,641	*

	Year Ended December 31, 2003
	Insight
	North		Direct
	America	Insight UK	Alliance	Consolidated
Net sales	$2,430,005	$379,785	$76,257	$2,886,047
Costs of goods sold	2,162,685	328,988	54,913	2,546,586

Gross profit	267,320	50,797	21,344	339,461
Operating expenses:
Selling and administrative expenses	228,129	45,853	5,557	279,539
Severance and restructuring expenses	2,922	543	—	3,465
Reductions in liabilities assumed in previous acquisition	—	(2,504)	—	(2,504)

Earnings from operations	$36,269	$6,905	$15,787	$58,961

Total assets	$771,103	$118,114	$57,914	$792,124	*

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2002
	Insight
	North		Direct
	America	Insight UK	Alliance	Consolidated
Net sales	$2,397,715	$382,254	$95,926	$2,875,895
Costs of goods sold	2,137,687	335,046	74,753	2,547,486

Gross profit	260,028	47,208	21,173	328,409
Operating expenses:
Selling and administrative expenses	196,881	47,300	4,813	248,994
Goodwill impairment	—	91,587	—	91,587
Severance and restructuring expenses	—	1,500	—	1,500
Amortization	1,400	—	—	1,400

Earnings (loss) from operations	$61,747	$(93,179)	$16,360	$(15,072)

Total assets	$758,339	$82,305	$49,646	$773,731	*

*Consolidated total assets include net intercompany eliminations and corporate assets of $224,352, $155,007, and $116,559, at December 31, 2004, 2003 and 2002, respectively.

     The following is a summary of our geographic operations (in thousands):

	United
	States	Foreign*	Total
2004
Net sales	$2,513,990	$568,735	$3,082,725
Total long-lived assets	$161,066	$39,052	$200,118

2003
Net sales	$2,413,016	$473,031	$2,886,047
Total long-lived assets	$184,466	$36,863	$221,329

2002
Net sales	$2,408,485	$467,410	$2,875,895
Total long-lived assets	$159,678	$55,486	$215,164

*Includes our continuing operations in the United Kingdom and Canada.

     Although we could be affected by the international economic climate, management does not believe material credit risk existed at December 31, 2004. We monitor our customers’ financial conditions and do not require collateral. Historically, we have not experienced significant losses related to accounts receivables from any individual or groups of customers.

(18) Non-Operating Expense, Net

     Non-operating expense, net consists primarily of interest expense and interest income. Interest expense of $2,011,000 and $2,608,000 for the year ended December 31, 2004 and 2003, respectively, primarily relates to borrowings under our financing facilities. Interest income of $1,849,000 and $833,000 for the year ended December 31, 2004 and 2003, respectively, was generated through short-term investments. Other expenses, net, decreased to $893,000 the year ended December 31, 2004 from $2,472,000 for the year ended December 31, 2003 and consists primarily of bank fees associated with our financing facilities and cash management and miscellaneous investment gains or losses. Also included was income from two separate gains on investments that occurred during the year ended December 31, 2004. Insight UK sold a building for a gain of $328,000, $317,000 net of tax, and Direct Alliance realized a gain of $516,000 from selling stock upon the exercise of stock options that were received from a client several years ago as compensation for a note payable extension. This gain was non-taxable due to the utilization of capital loss carry forwards.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(19) Selected Quarterly Financial Information (unaudited)

     As required by Item 302 of Regulation S-K, the following table sets forth selected unaudited consolidated quarterly financial information for our two most recent years:

	Quarters Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2004	2004	2004	2004	2003	2003	2003	2003
				(in thousands, except per share data)
Net sales	$805,684	$798,496	$757,060	$721,485	$739,179	$722,527	$718,900	$705,441
Costs of goods sold	710,885	705,800	664,407	631,202	652,662	638,244	632,979	622,701

Gross profit	94,799	92,696	92,653	90,283	86,517	84,283	85,921	82,740
Operating expenses:
Selling and administrative	74,249	70,192	71,236	70,065	67,246	68,352	72,016	71,925
Severance and restructuring expenses	—	2,435	—	—	—	—	639	2,826
Reductions in liabilities assumed in previous acquisition	—	(457)	—	(3,160)	—	—	—	(2,504)

Earnings from operations	20,550	20,526	21,417	23,378	19,271	15,931	13,266	10,493
Non-operating expense, net
Interest income	(662)	(554)	(317)	(316)	(265)	(199)	(184)	(185)
Interest expense	556	598	474	383	521	621	654	812
Other expenses, net	422	551	365	(445)	1,087	370	501	514

Earnings before income taxes	20,234	19,931	20,895	23,756	17,928	15,139	12,295	9,352
Income tax expense	2,996	7,705	6,712	7,316	6,604	5,103	4,590	2,655

Net earnings from continuing operations	17,238	12,226	14,183	16,440	11,324	10,036	7,705	6,697
Discontinued operation:
Earnings from discontinued operations before taxes	632	418	1,560	859	924	814	674	438
Gain on sale of investment in PlusNet	17,071	6,654	—	—	—	—	—	—
Income tax expense (benefit) from discontinued operation	3,950	(623)	2,715	711	287	253	210	108

Net earnings (loss) from discontinued operations	13,753	7,695	(1,155)	148	637	561	464	330

Net earnings	$30,991	$19,921	$13,028	$16,588	$11,961	$10,597	$8,169	$7,027

Net earnings per share - Basic:
Net earnings from continuing operations	$0.35	$0.25	$0.29	$0.34	$0.24	$0.22	$0.17	$0.15
Net earnings (loss) from discontinued operations	0.28	0.16	(0.02)	0.01	0.02	0.01	0.01	—

Net earnings per share	$0.63	$0.41	$0.27	$0.35	$0.26	$0.23	$0.18	$0.15

Net earnings per share - Diluted:
Net earnings from continuing operations	$0.35	$0.25	$0.29	$0.34	$0.24	$0.21	$0.17	$0.15
Net earnings (loss) from discontinued operations	0.27	0.16	(0.03)	—	0.01	0.01	0.01	—

Net earnings per share	$0.62	$0.41	$0.26	$0.34	$0.25	$0.22	$0.18	$0.15

INSIGHT ENTERPRISES, INC.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no disagreements with accountants on accounting and financial disclosure matters during the periods reported herein.

Item 9a. Controls and Procedures

Annual Controls Evaluation and Related CEO and CFO Certifications.

     We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this Annual Report. The controls evaluation was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”).

     Attached as exhibits to this Annual Report are certifications of the CEO and the CFO, which are required by Rule 13a-14 and Rule 15d-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of Disclosure Controls.

     Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with GAAP. To the extent that components of our internal control over financial reporting are included within our Disclosure Controls, they are included in the scope of our annual controls evaluation.

Limitations on the Effectiveness of Controls

     Management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

     The evaluation of our Disclosure Controls included a review of the objectives and design of the controls, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report. In the course of the controls evaluation, we sought to identify data errors, controls problems or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on an annual basis so that the conclusions of management, including the CEO and CFO, concerning controls effectiveness can be reported in our Annual Reports on Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by our internal audit department and by other personnel in our finance organization, as well as our independent auditors who evaluate them in connection with determining their auditing procedures related to their report on our annual financial statements although not to provide assurance on our controls. Our goal is to monitor our Disclosure

INSIGHT ENTERPRISES, INC.

Controls and modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

     Among other matters, we also considered whether our evaluation identified any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, and whether we had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. This information was important both for the controls evaluation generally and because item 5 in the certifications of the CEO and CFO, filed as exhibits 31.1 and 31.2 of this report, require that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent auditors. We interpret “significant deficiencies” to mean a control deficiency, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. We understand that the term “material weakness in internal control” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. We also sought to address other control matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

Conclusions

     Based upon the controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this Annual Report, our Disclosure Controls were effective to provide reasonable assurance that material information relating to Insight Enterprises, Inc. and its consolidated subsidiaries is made known to management, including the CEO and CFO.

Management’s Report on Internal Control Over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Attestation Report of the Registered Public Accounting Firm

     Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which can be found in Item 8 of this report.

Changes in Internal Control over Financial Reporting

     There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9b. Other Information

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this item and included under the captions “Meetings of the Board and Its Committees”, “Information Concerning Directors and Executive Officers”, “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” can be found in our definitive Proxy Statement relating to our Annual Meeting of Stockholders to be held on April 28, 2005 (our “Proxy Statement”) and is incorporated herein by reference.

INSIGHT ENTERPRISES, INC.

Item 11. Executive Compensation

     The information required by this item and included under the captions “Executive Compensation”, “Employment Contracts, Termination of Employment and Change-of-Control Arrangements”, “Meetings of the Board and Its Committees – Compensation of Directors”, “Compensation Committee Report on Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” can be found in our Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this item and included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” can be found in our Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The information required by this item and included under the caption “Certain Relationships and Related Transactions” can be found in our Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     The information required by this item and included under the captions “Audit Committee Report” and “Relationship with Independent Auditors” can be found in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements and Schedules

     The Consolidated Financial Statements of Insight Enterprises, Inc. and subsidiaries and the Independent Auditors’ Report are filed herein beginning on page 45 as set forth under Item 8 of this report.

     Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Exhibits

The exhibits list in the Index to Exhibits immediately following the signature page is incorporated herein by reference as the list of exhibits required as part of this report.

INSIGHT ENTERPRISES, INC.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Tempe, State of Arizona, on this 7th day of March, 2005.

INSIGHT ENTERPRISES, INC.

By	/s/ Richard A. Fennessy

Richard A. Fennessy
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard A. Fennessy	Chief Executive Officer and President	March 7, 2005

Richard A. Fennessy

/s/ Stanley Laybourne	Executive Vice President, Chief Financial	March 7, 2005
Officer, Secretary, Treasurer and Director
Stanley Laybourne	(Principal Financial and Accounting
Officer)

/s/ Timothy A. Crown	Chairman of the Board	March 7, 2005

Timothy A Crown

/s/ Eric J. Crown	Director (Chairman Emeritus)	March 7, 2005

Eric J. Crown

/s/ Larry A. Gunning	Director	March 7, 2005

Larry A. Gunning

/s/ Robertson C. Jones	Director	March 7, 2005

Robertson C. Jones

/s/ Michael M. Fisher	Director	March 7, 2005

Michael M. Fisher

/s/ Bennett Dorrance	Director	March 7, 2005

Bennett Dorrance

INSIGHT ENTERPRISES, INC.
EXHIBITS TO FORM 10-K
YEAR ENDED DECEMBER 31, 2004
Commission File No. 000-25092

(Unless otherwise noted, exhibits are filed herewith.)

Exhibit No.	Description
3.1	—	Composite Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of our annual report on Form 10-K for the year ended December 31, 2001 filed on April 1, 2002).

3.2	—	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of our annual report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000).

3.3	—	Form of Certificate of Designation if Series A Preferred Stock (incorporated by reference to Exhibit 5 of our Registration Statement on Form 8-A filed on March 17, 1999).

4.1	—	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).

4.2	—	Stockholder Rights Agreement and Exhibits A and B (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on March 17, 1999).

10.1 (1)	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.31 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).

10.2 (2)	—	1995 Employee Stock Purchase Plan of the Registrant (incorporated by reference to Exhibit 10.30 of our annual report on Form 10-K for the fiscal year ended June 30, 1995).

10.3 (2)	—	1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of our Registration Statement on Form S-8 (No. 333-110915) declared effective December 4, 2003).

10.4 (2)	—	1998 Employee Restricted Stock Plan (incorporated by reference to Exhibit 99.3 of our Form S-8 filed on December 17, 1998).

10.5 (2)	—	1998 Officer Restricted Stock Plan (incorporated by reference to Exhibit 99.2 of our Form S-8 filed on December 17, 1998).

10.6 (2)	—	1999 Broad Based Employee Stock Option Plan (incorporated by reference to Exhibit 10.14 of our annual report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000).

10.7 (2)	—	Direct Alliance Corporation 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 of our annual report on Form 10-K for the year ended December 31, 2000 filed on March 27, 2001).

10.8 (2)	—	Executive Service Agreement between Insight Direct UK Limited and Stuart Fent on dated September 12, 2002 (incorporated by reference to Exhibit 10.31 of our annual report on Form 10-K for the year ended December 31, 2002 filed on March 27, 2003).

10.9 (3)	—	Receivables Purchase Agreement dated as of December 31, 2002 among Insight Receivables, LLC, Insight Enterprises, Inc., Jupiter Securitization Corporation, Bank One NA (main office — Chicago), and the entities party thereto from time to time as financial institutions (incorporated by reference to Exhibit 10.38 of our annual report on Form 10-K for the year ended December 31, 2002 filed on March 27, 2003).

10.10 (2)	—	Second Amendment to Employment Agreement and Consulting Agreement between Insight Services Corporation, Insight Direct Worldwide, Inc. and Joel Borovay dated as of April 1, 2003 (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed May 13, 2003).

10.11	—	Amended and Restated Receivables Sale Agreement dated as of September 3, 2003 by and among Insight Direct USA, Inc. and Insight Public Sector, Inc. as originators, and Insight Receivables, LLC, as buyer (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 13, 2003).

10.12	—	Amendment No. 1 to Receivables Purchase Agreement dated as of September 3, 2003 among Insight Receivables, LLC, Insight Enterprises, Inc. and Jupiter Securitization Corporation, Bank One NA (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 13, 2003).

10.13	—	Amendment No. 2 to Receivables Purchase Agreement dated as of December 23, 2003 among Insight Receivables, LLC, Insight Enterprises, Inc. and Jupiter Securitization Corporation, Bank One NA (incorporated by reference to Exhibit 10.42 of our annual report on Form 10-K for the year ended December 31, 2003 filed March 11, 2004).

10.14 (2)	—	Employment Agreement between Insight Enterprises, Inc. and Timothy A. Crown dated as of February 14, 2004, to be effective November 1, 2003 (incorporated by reference to Exhibit 10.43 of our annual report on Form 10-K for the year ended December 31, 2003 filed March 11, 2004).

INSIGHT ENTERPRISES, INC.
EXHIBITS TO FORM 10-K
YEAR ENDED DECEMBER 31, 2004
Commission File No. 000-25092

Exhibit No.	Description
10.15 (2)	—	Employment Agreement between Insight Enterprises, Inc. and P. Robert Moya dated as of February 14, 2004, to be effective November 1, 2003 (incorporated by reference to Exhibit 10.45 of our annual report on Form 10-K for the year ended December 31, 2003 filed March 11, 2004).

10.16	—	Guaranty Agreement by Insight Enterprises, Inc. in favor of Dell Corporation dated June 17, 2004 (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q for the quarter ended June 30, 2004 filed August 9, 2004).

10.17 (2)	—	PlusNet Placing Agreement between PlusNet plc, The Executive Directors, The Non-Executive Directors, Insight Direct (GB) Limited, Insight Enterprises, Inc. and Robert W. Baird Limited dated as of July 8, 2004 (incorporated by reference to Exhibit 10.3 of our quarterly report on Form 10-Q for the quarter ended June 30, 2004 filed August 9, 2004).

10.18 (2)	—	Employment Agreement between Insight Enterprises, Inc. and Karen K. McGinnis dated as of and effective October 15, 2004 (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q for the quarter ended September 30, 2004 filed November 8, 2004).

10.19 (2)	—	Employment Agreement between Insight Enterprises, Inc. and Richard A. Fennessy dated as of October 24, 2004, effective November 15, 2004 (incorporated by reference to Exhibit 99.1 of our current report on Form 8-K filed October 28, 2004).

10.20 (2)	—	Summary description of 2005 bonus formula for certain executives (incorporated by reference to Item 1.01 of our current report on Form 8-K filed February 14, 2005).

10.21 (2)	—	Employment Agreement between Insight Enterprises, Inc. and Stanley Laybourne dated as of November 23, 2004, effective November 1, 2003.

10.22 (2)	—	Employment Agreement between Insight Direct Worldwide, Inc. and Dino Farfante dated as of November 23, 2004, effective November 1, 2003.

10.23 (2)	—	Amendment to Employment Agreement between Insight Direct Worldwide, Inc. and Dino Farfante and Assignment to Insight North America, Inc. dated as of February 25, 2005.

10.24 (2)	—	Employment Agreement between Direct Alliance Corporation and Branson M. Smith dated as of November 23, 2004, effective November 1, 2003.

10.25 (2)	—	Amendment to Executive Service Agreement between Insight Direct (UK) Limited and Stuart Fenton dated as of March 1, 2005, effective July 1, 2004.

21	—	Subsidiaries of the Registrant.

23.1	—	Consent of KPMG LLP.

31.1	—	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	We have entered into a separate indemnification agreement with each of the following directors and executive officers that differ only in party names and dates: Eric J. Crown, Timothy A. Crown, Larry A. Gunning, Robertson C. Jones, Michael M. Fisher, Bennett Dorrance, Stanley Laybourne, Richard A. Fennessy, Karen K. McGinnis, Branson M. Smith and Dino D. Farfante. Pursuant to the instructions accompanying Item 601 of Regulation S-K, the Registrant is filing the form of such indemnification agreement.

(2)	Management contract or compensatory plan or arrangement.

(3)	Pursuant to the instructions accompanying Item 601 of Regulation S-K, the Registrant has omitted certain agreements with respect to long-term debt not exceeding 10% of consolidated total assets. The Registrant agrees to furnish a copy of such agreements to the SEC upon request.