Form 10-K/A
period 2004-12-31
INSIGHT ENTERPRISES INC
filed 2005-03-11
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

On March 7, 2005, Insight Enterprises, Inc. (the “Company”) filed its Annual Report on Form 10-K for its fiscal year ended December 31, 2004 (the “2004 Form 10-K”). The Company is filing this Amendment No. 1 on Form 10-K/A solely to amend the original 2004 Form 10-K by replacing Exhibits 31.1, 31.2 and 32.1 thereto with the corrected versions of those exhibits submitted herewith.

The original Exhibits 31.1 and 31.2 correctly included paragraph 4b regarding internal control over financial reporting, but mistakenly omitted the introductory language in paragraph 4 of the certification that refers to the certifying officers’ responsibility for establishing and maintaining internal control over financial reporting for the registrant.

The Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (the “Section 906 Certification”), which was furnished as Exhibit 32.1 to the 2004 Form 10-K, mistakenly identified, in the lead paragraph, Timothy A. Crown as the Chief Executive Officer of the Company. The Section 906 Certification was signed, however, by Richard A. Fennessy, the Company’s Chief Executive Officer, as well as by Stanley Laybourne, the Company’s Chief Financial Officer.

The Company hereby amends the 2004 Form 10-K by resubmitting corrected versions of Exhibits 31.1, 31.2 and 32.1 with this Amendment to correct these inadvertent clerical errors. This Amendment does not reflect events occurring after the filing of the original 2004 Form 10-K, and, other than amending the stated Exhibits, does not modify or update the disclosures in the original 2004 Form 10-K in any way.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Tempe, State of Arizona, on this 11th day of March, 2005.

INSIGHT ENTERPRISES, INC.

By	/s/ Richard A. Fennessy

Richard A. Fennessy
Chief Executive Officer