Form 10-Q
period 2005-03-31
INSIGHT ENTERPRISES INC
filed 2005-05-09
CIK 932696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑   No ☐

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑   No ☐

The number of shares outstanding of the issuer’s common stock as of May 4, 2005 was 48,389,037.

INSIGHT ENTERPRISES, INC.
FORM 10-Q QUARTERLY REPORT
Three Months Ended March 31, 2005

INSIGHT ENTERPRISES, INC.

FORWARD-LOOKING STATEMENTS

     Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect net sales, gross profit, operating expenses, earnings from operations or net earnings; projections of capital expenditures and growth; hiring plans; plans for future operations; financing needs or plans; plans relating to our products and services; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statement. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:

•	changes in the economic environment and/or the information technology industry;

•	our reliance on suppliers for product availability, marketing funds, purchasing incentives and competitive products to sell;

•	our reliance on a limited number of outsourcing clients;

•	actions of our competitors, including manufacturers of products we sell;

•	disruptions in our information technology and voice and data networks;

•	our failure to comply with the terms and conditions of our public sector contracts;

•	the risks associated with international operations;

•	our integration and operation of future acquired businesses;

•	our dependence on key personnel;

•	the decreased effectiveness of equity compensation resulting from changes in accounting for equity compensation;

•	rapid changes in product standards;

•	our ability to renew or replace short-term financing facilities;

•	recently enacted and proposed changes in securities laws and regulations;

•	intellectual property infringement claims; and

•	risks that are otherwise described from time to time in the reports that we file with the SEC, including but not limited to the items discussed in “Factors that Could Affect Future Results” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

We assume no obligation to update, and do not intend to update, any forward-looking statements.

PART 1- FINANCIAL INFORMATION

Item 1. Financial Statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82,472	$38,443
Accounts receivable, net of allowances for doubtful accounts of $15,978 and $15,472 respectively	400,814	447,907
Receivable from underwriter on sale of PlusNet shares	—	28,024
Inventories, net	90,774	95,903
Inventories not available for sale	42,593	41,791
Deferred income taxes and other current assets	40,728	35,455

Total current assets	657,381	687,523

Property and equipment, net of accumulated depreciation of $80,660 and $77,214	114,605	113,079
Goodwill	86,867	86,907
Other assets	140	132

	$858,993	$887,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$181,879	$198,322
Inventories financing facility	6,300	17,554
Accrued expenses and other current liabilities	50,584	59,110
Customer payments in advance of shipment	36,004	16,270
Short-term financing facility	—	25,000

Total current liabilities	274,767	316,256

Line of credit	—	—
Deferred income taxes	13,225	11,826

	287,992	328,082

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 49,403 shares at March 31, 2005 and 49,403 shares at December 31, 2004 issued and outstanding	494	494
Additional paid-in capital	302,443	301,580
Retained earnings	243,075	230,879
Accumulated other comprehensive income – foreign currency translation adjustment	24,989	26,606

Total stockholders’ equity	571,001	559,559

	$858,993	$887,641

See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
Net sales	$779,367	$721,485
Costs of goods sold	684,119	631,202

Gross profit	95,248	90,283
Operating expenses:
Selling and administrative expenses	70,980	70,065
Reductions in liabilities assumed in a previous acquisition	(664)	(3,160)

Earnings from operations	24,932	23,378
Non-operating (income) expense:
Interest income	(801)	(316)
Interest expense	293	383
Other expense (income), net	159	(445)

Earnings from continuing operations before income taxes	25,281	23,756
Income tax expense	9,769	7,316

Net earnings from continuing operations	15,512	16,440
Earnings from discontinued operation, net of taxes of $711	—	148

Net earnings	$15,512	$16,588

Net earnings per share - Basic:
Net earnings from continuing operations	$0.31	$0.34
Net earnings from discontinued operation	—	0.01

Net earnings per share	$0.31	$0.35

Net earnings per share - Diluted:
Net earnings from continuing operations	$0.31	$0.34
Net earnings from discontinued operation	—	—

Net earnings per share	$0.31	$0.34

Shares used in per share calculation:
Basic	49,572	47,688

Diluted	50,132	48,878

See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net earnings from continuing operations	$15,512	$16,440
Plus: net earnings from discontinued operation	—	148

Net earnings	15,512	16,588

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,539	5,605
Provision for losses on accounts receivable	1,407	1,073
Write-downs of inventories	2,375	1,327
Tax benefit from stock options exercised	665	4,091
Deferred income taxes	2,799	4,542
Changes in assets and liabilities:
Decrease in accounts receivable	44,808	15,900
Decrease in inventories	1,813	9,472
Increase in other current assets	(6,636)	(5,544)
(Increase) decrease in other assets	(69)	146
(Decrease) increase in accounts payable	(15,902)	1,935
Decrease in inventories financing facility	(11,254)	(2,744)
Increase in customer payments in advance of shipment	19,754	51
Decrease in accrued expenses and other current liabilities	(8,350)	(7,121)

Net cash provided by operating activities	51,461	45,321

Cash flows from investing activities:
Cash receipt of underwriter receivable	27,776	—
Purchases of property and equipment	(6,389)	(2,994)

Net cash provided by (used in) investing activities	21,387	(2,994)

Cash flows from financing activities:
Repayments on short-term financing facility	(25,000)	(55,000)
Repurchase of common stock	(5,032)	—
Repayment of long-term liabilities	(42)	(1,904)
Proceeds from sales of common stock through employee stock Plans	1,914	15,801

Net cash used in financing activities	(28,160)	(41,103)

Foreign currency exchange impact on cash flow	(659)	1,059

Increase in cash and cash equivalents	44,029	2,283
Cash and cash equivalents at beginning of period	38,443	41,897

Cash and cash equivalents at end of period	$82,472	$44,180

See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation and Recently Issued Accounting Pronouncements

     We are a leading provider of information technology (“IT”) products and services to businesses in the United States, Canada and the United Kingdom. Our offerings include brand name computing products, IT services and outsourcing of business processes. As of March 31, 2005, we were organized in the following operating segments:

•	Provider of IT products and services – North America (“Insight North America”);

•	Provider of IT products and services – United Kingdom (“Insight UK”); and

•	Business process outsourcing provider (“Direct Alliance”).

     In 2004, we sold our entire investment in PlusNet, a leading internet service provider in the United Kingdom in which we previously owned a 95% interest. As a result of this sale, PlusNet’s results of operations are presented as a discontinued operation. We did not allocate interest or general corporate overhead expense related to the sale of our investment in PlusNet to the discontinued operation.

     The accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2005, our results of operations for the three months ended March 31, 2005 and 2004, and our cash flows for the three months ended March 31, 2005 and 2004. The condensed consolidated balance sheet as of December 31, 2004 was derived from the audited consolidated financial statements at such date. The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).

     The results of operations for such interim periods are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, including the related notes thereto, in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Recently Issued Accounting Pronouncements

     In October 2004, the Financial Accounting Standards Board (“FASB”) released FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), which provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on an enterprise’s income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. We have not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

     In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS 153 to have a material effect on our consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employee” (“APB No. 25”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 107, which provided additional guidance in applying the provisions of SFAS 123R. In April 2005, the SEC amended the compliance dates of SFAS 123R so that registrants will be required to implement the standard as of the beginning of the first annual period that begins after June 15, 2005. We will be required to implement this standard effective January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified retrospective methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in future expenses that are similar to the current pro forma disclosures under SFAS No. 123.

     In March 2005, the FASB issued FSP No. 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities” (“FSP 46(R)-5”), which provides guidance for a reporting enterprise on whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. FSP 46(R)-5 is effective the first interim period beginning after March 31, 2005. We do not expect the adoption of FSP 46(R)-5 to have a material effect on our consolidated financial statements.

2. Stock Based Compensation

     We currently apply the intrinsic value-based method of accounting prescribed by APB No. 25 and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25” to account for our fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123 established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic value-based method of accounting described above and have adopted the disclosure requirements of SFAS No. 123. Accordingly, we do not currently recognize compensation expense for any of our stock-based plans because we do not issue options at exercise prices below the market

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

value at date of grant. In addition, we recognize expense using the accelerated vesting methodology of FASB Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

     We have issued shares of restricted common stock as incentives to certain officers and employees and may do so in the future. We recognize the compensation expense associated with the issuance of restricted stock over the vesting period. The total compensation expense associated with restricted stock represents the value based upon the number of shares awarded multiplied by the closing price on the date of grant. Recipients of restricted stock are entitled to receive any dividends declared on our common stock and have voting rights, regardless of whether such shares have vested. At March 31, 2005, there were 75,000 shares of restricted common stock outstanding. Compensation expense recognized for stock-based employee compensation awards for the quarters ended March 31, 2005 and 2004 was approximately $121,000 and $62,000, respectively.

     Had compensation cost for our stock-based plans been determined consistent with SFAS No. 123, our net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended
	March 31,
	2005	2004
Net earnings as reported	$15,512	$16,588
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,188)	(1,925)

Pro forma net earnings	$13,324	$14,663

Basic earnings per share:
As reported	$0.31	$0.35

Pro forma	$0.27	$0.31

Diluted earnings per share:
As reported	$0.31	$0.34

Pro forma	$0.27	$0.30

     For purposes of the SFAS No. 123 pro forma net earnings and net earnings per share calculations, the fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions used for grants of stock options during the three months ended March 31, 2005: dividend yield – 0%; expected volatility – 71%; risk-free interest rate – 3.96%; and expected lives – 2.80 years. We have not issued any stock options in Direct Alliance since 2000.

     Effective January 1, 2006, we will be required to adopt SFAS 123R, as discussed in Note 1.

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

3. Earnings Per Share (“EPS”)

     Basic EPS is computed by dividing net earnings from continuing operations available to common stockholders by the weighted-average number of common shares outstanding during each quarter. Diluted EPS includes the effect of stock options assumed to be exercised using the treasury stock method. A reconciliation of the denominators of the basic and diluted EPS calculations was as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2005	2004
Numerator:
Net earnings from continuing operations	$15,512	$16,440

Denominator:
Weighted-average shares used to compute basic EPS	49,572	47,688
Dilutive potential common shares due to dilutive options, net of tax effect	560	1,190

Weighted-average shares used to compute diluted EPS	50,132	48,878

Earnings from continuing operations per share:
Basic	$0.31	$0.34

Diluted	$0.31	$0.34

     The following weighted average outstanding stock options during the three months ended March 31, 2005 and 2004 were not included in the diluted EPS calculations because the exercise prices of these options were greater than the average market price of our common stock during the respective periods (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Weighted-average outstanding stock options excluded from the diluted EPS calculation	4,914	2,978

4. Discontinued Operation

     In 2004, we sold our 95% ownership in PlusNet, an internet service provider in the United Kingdom, which had been accounted for as a separate operating segment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we have accounted for PlusNet as a discontinued operation and have reported PlusNet’s results of operations as a discontinued operation in the condensed consolidated statements of earnings.

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

     The following amounts for the three months ended March 31, 2005 and 2004 represent PlusNet’s results of operations and have been segregated from continuing operations and reflected as discontinued operation (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net sales	$—	$11,167
Costs of goods sold	—	7,796

Gross profit	—	3,371
Operating expenses:
Selling and administrative expenses	—	2,547

Earnings from operations	—	824
Non-operating (income) expense:
Interest income	—	(45)
Interest expense	—	8
Other expenses, net	—	2

Earnings from operations before income taxes	—	859
Income tax expense	—	711

Net earnings from discontinued operation	$—	$148

5. Termination of Our Relationship with an Equity Method Investee

     In March 2004, we invested in Executive Technology, Inc., fka ExecTechDirect Technology, Inc. (“ET”), a minority-owned reseller of information technology products and services. We recorded the initial investment of $400,000 at cost in “other assets” on our consolidated balance sheet. Our investment represented 20% of the total outstanding common and preferred shares of ET in the form of Series A Preferred shares and was accounted for under the equity method. Accordingly, in 2004, 20% of ET’s earnings or losses were recorded in our consolidated statements of earnings under “equity in loss of investee.” In January 2005, we terminated our Mentor-Protégé agreement, sold back our investment to ET for $1 and discontinued providing advances to third-party suppliers on behalf of ET. Additionally, effective February 28, 2005, we discontinued providing outsourcing services to ET. Accordingly, ET is no longer an equity method investment or a related party.

     We are in the final stages of completing existing projects with ET and had a receivable of $4,238,000 from ET at March 31, 2005, which is classified as accounts receivable. This balance is secured by certain ET accounts receivable and is paid to us via a lock-box arrangement as ET’s customers pay ET. We have also provided a $250,000 letter of credit that reduces the availability on our $30,000,000 line of credit to allow ET to obtain financing.

6. Financing Facilities

     Our financing facilities include a $200,000,000 accounts receivable securitization financing facility, a $30,000,000 revolving line of credit and a $40,000,000 inventory financing facility.

     We have an agreement to sell receivables periodically to a special purpose accounts receivable and financing entity (the “SPE”), which is exclusively engaged in purchasing receivables from us. The SPE is a wholly-owned, bankruptcy-remote entity that we have included in our consolidated financial statements. The SPE funds its purchases by selling undivided interests in up to $200,000,000 of eligible trade accounts receivable to a multi-seller conduit administered by an independent financial institution. The sales to the conduit do not qualify for sale treatment under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Liabilities” as we maintain effective control over the receivables that are sold. Accordingly, the receivables remain recorded on our consolidated financial statements. At March 31, 2005, the SPE owned $324,770,000 of receivables recorded at fair value and included in our consolidated balance sheet, of which $160,530,000 was eligible for funding. The financing facility expires December 30, 2005 and accordingly, any amounts outstanding would be recorded in current liabilities. Interest is payable monthly, and the interest rate at March 31, 2005 on borrowed funds was 3.16% per annum, including the 0.35% commitment fee on the total $200,000,000 facility. During the three months ended March 31, 2005 and 2004, our weighted average interest rate per annum and weighted average borrowings under the facility were 3.06% and $12,167,000 and 1.64% and $39,560,000, respectively. At March 31, 2005, no amounts were outstanding and $160,530,000 was available under the facility. We have no reason to believe the facility will not be renewed at the end of its current term.

     As of March 31, 2005, there were no amounts outstanding under our $30,000,000 revolving line of credit. The line of credit bears interest, payable quarterly, at a rate chosen by us among available rates subject to our leverage ratio and other terms and conditions. The available rates are the financial institution’s prime rate or the LIBOR based rate (5.75% and 4.12% per annum, respectively at March 31, 2005). The credit facility expires on December 31, 2007. We have an outstanding letter of credit that reduces the availability on this line of credit by $250,000 (See Note 5). At March 31, 2005, $29,750,000 was available under the line of credit.

     Our $40,000,000 secured inventories financing facility can be used to facilitate the purchases of inventories from certain suppliers. As of March 31, 2005, there was $6,300,000 outstanding under the inventories financing facility and $33,700,000 was available. This facility is non-interest bearing if paid within its terms and expires December 31, 2005.

     Our financing facilities contain various covenants including the requirement that we maintain a specified amount of tangible net worth and comply with leverage and minimum fixed charge requirements. In addition, our credit facilities prohibit the payment of cash dividends without the lenders’ consent. If we fall out of compliance with these covenants, the financial institutions, which finance our facilities, would be able to demand payment within the specified notice period. We were in compliance with all such covenants at March 31, 2005.

7. Income Taxes

     Our effective tax rate for continuing operations for the three months ended March 31, 2005 was 38.6%, which is higher than the United States federal statutory rate of 35% primarily due to:

•	state income taxes, net of federal tax benefit; and

•	the write-off of an excess deferred tax asset in the United Kingdom after final settlement of a liability assumed in a previous acquisition.

The items that increased our effective rate were offset partially by lower tax rates on earnings in the United Kingdom and Canada.

     Our effective tax rate for continuing operations for the three months ended March 31, 2004 was 30.8%, which is lower than the United States federal statutory rate of 35% primarily due to:

•	the release of the remaining valuation allowance associated with the future tax benefit of a reduction in liabilities assumed in a previous acquisition;

•	utilization of capital loss carryforwards in the United Kingdom; and

•	lower tax rates on earnings in the United Kingdom and Canada.

The items that reduced our effective rate were offset partially by state income taxes, net of federal tax benefit.

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

8. Restructuring and Acquisition Integration Activities

Severance and Restructuring Costs Expensed in 2004

     In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” during the year ended December 31, 2004, Insight North America, Insight UK and Direct Alliance recorded severance and restructuring expenses of $1,975,000, $377,000 and $83,000, respectively, for severance attributable to the elimination of certain sales, support and management functions. These amounts included $1,650,000 recorded for the retirement of P. Robert Moya, Executive Vice President, Chief Administrative Officer, General Counsel and Secretary and the planned elimination of this senior executive position. Of the amounts recorded, $137,000, $53,000 and $8,000 remained in Insight North America, Insight UK and Direct Alliance at December 31, 2004, respectively, and were included in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheet at December 31, 2004. All of these amounts were paid during the three months ended March 31, 2005.

     The following table details the changes in severance and restructuring liabilities during the three months ended March 31, 2005 (in thousands):

	Employee Termination Benefits
	Insight North			Consolidated
	America	Insight UK	Direct Alliance	Total
Balance at December 31, 2004	$137	$53	$8	$198
Foreign currency translation adjustments	—	(2)	—	(2)
Cash payments	(137)	(51)	(8)	(196)

Balance at March 31, 2005	$—	$—	$—	$—

Acquisition-Related Restructuring Costs Capitalized in 2001 as a Cost of an Acquisition

     In 2001, Insight UK recorded costs of $18,440,000 relating to restructuring the operations of an acquired company as part of the integration of this acquisition. These costs consisted of employee termination benefits and facilities based costs of $3,532,000 and $14,908,000, respectively, of which $3,562,000 of facilities based costs remained accrued at December 31, 2004. Adjustments to the accrued facilities based costs during the three months ended March 31, 2005 included the settlement of a liability assumed with the acquisition for $664,000 less than the amounts originally recorded and a decrease of $48,000 related to fluctuations in the British pound sterling exchange rates. Facilities based costs of $2,531,000 were paid during the three months ended March 31, 2005, resulting in an accrual balance of $319,000 which is included in accrued expenses on the accompanying condensed consolidated balance sheet as of March 31, 2005. Although the facilities based costs represent contractual payments under long-term leases, we are actively pursuing opportunities to negotiate a termination of these leases and have recorded the obligations as current accrued liabilities.

     The following table details the change in these liabilities for the three months ended March 31, 2005 (in thousands):

Facilities
Based
Costs
Balance at December 31, 2004	$3,562
Adjustments	(712)
Cash payments	(2,531)

Balance at March 31, 2005	$319

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9. Reductions in Liabilities Assumed in Previous Acquisition

     During the three months ended March 31, 2005 and 2004, Insight UK settled certain liabilities assumed in previous acquisition for $664,000 and $3,160,000 less than the amounts originally recorded. The tax expense recorded during the three months ended March 31, 2005 related to this income was $358,000. The tax expense recorded during the three months ended March 31, 2004 related to this income was only $272,000 due to the release of the valuation allowance on the related deferred tax asset.

10. Commitments and Contingencies

Purchase of Building

     We have entered into a contract to purchase a building in Bloomingdale, IL for $7,750,000. This building is owned by the previous owners of an acquired company and has been leased by us since the acquisition date. We expect the purchase to be completed during the second quarter of 2005.

Employment Contracts

     We have employment agreements with certain officers and management employees under which severance payments would become payable in the event of specified terminations without cause or terminations under certain circumstances after a change in control. If such persons were terminated without cause or under certain circumstances after a change of control, and the severance payments under the current employment agreements were to become payable, the severance payments would generally be equal to either one or two times the persons’ annual salary and bonus.

     As described in Note 13, on April 26, 2005, Insight North America, Inc. provided notice to Dino D. Farfante, President of Insight North America, to terminate his employment agreement without cause effective July 25, 2005. The total severance amount related to this termination, including incentive compensation for the second quarter of 2005 is estimated to be approximately $2.4 million and will be recorded in the second quarter of 2005.

Guaranties

     In conjunction with a significant product sale made by ET, our former equity method investee described in Note 5, we have provided performance guaranties to a customer on behalf of ET. Under these guaranties, we would be required to deliver products and perform under the purchase agreement between ET and the customer if ET is unable to do so. With respect to this guaranty, we assessed the fair value of our obligation to stand ready to perform by considering the likelihood of occurrence of the specified triggering events or conditions requiring performance, as well as other assumptions and factors. The aggregate fair value of such performance guaranties is immaterial to the Company’s consolidated financial position, results of operations and cash flows.

     We have also provided a $250,000 outstanding letter of credit that reduces the availability on our $30,000,000 line of credit to allow ET to obtain financing. The Company is not acting as a guarantor under ET’s financing arrangement other than the letter of credit.

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

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Indemnifications

     In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify either our customer or a third party service provider in the arrangement from any losses incurred relating to services performed on our behalf or for losses arising from certain defined events, which may include litigation or claims relating to past performance. These arrangements include, but are not limited to, our indemnification of our officers and directors to the maximum extent under the laws of the State of Delaware, the indemnification of our lessors for certain claims arising from our use of leased facilities, and the indemnification of the bank that provides our credit facilities for certain claims arising from the bank’s grants of credit to us. Such indemnification obligations may not be subject to maximum loss clauses. Management believes that payments, if any, related to these indemnifications are not probable at March 31, 2005 and would be immaterial. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.

Legal Proceedings

     We are party to various legal proceedings arising in the ordinary course of business, including asserted preference payment claims in customer bankruptcy proceedings and claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights.

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

11. Share Repurchases

     In March 2005, our Board of Directors authorized the purchase of up to $25,000,000 of our common stock. These purchases may be made from time to time in both open market and private transactions, as conditions warrant. As of March 31, 2005, we have purchased 280,700 shares of our common stock at a total cost of $5,032,000 (an average price of $17.93) under this repurchase program. All shares repurchased have been retired.

12. Segment Information

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

     As of March 31, 2005, we were organized in the following operating segments:

•	Provider of IT products and services – North America (“Insight North America”);

•	Provider of IT products and services – United Kingdom (“Insight UK”); and

•	Business process outsourcing provider (“Direct Alliance”).

     All intercompany transactions are eliminated upon consolidation and there are no differences between the accounting policies used to measure profit and loss for our operating segments and on a consolidated basis. Net

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

sales are defined as net sales from external customers. No customer accounted for greater than ten percent of our consolidated net sales.

     The table below present information about our reportable operating segments as of and for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31, 2005
	Insight
	North	Insight	Direct
	America	UK	Alliance	Consolidated
Net sales	$642,676	$118,615	$18,076	$779,367
Costs of goods sold	566,932	102,960	14,227	684,119

Gross profit	75,744	15,655	3,849	95,248
Operating expenses:
Selling and administrative expenses	57,082	12,591	1,307	70,980
Reductions in liabilities assumed in previous acquisition	—	(664)	—	(664)

Earnings from operations	$18,662	$3,728	$2,542	$24,932

Total assets	$872,059	$156,479	$68,592	$858,993	*

	Three Months Ended March 31, 2004
	Insight
	North	Insight	Direct
	America	UK	Alliance	Consolidated
Net sales	$582,312	$120,477	$18,696	$721,485
Costs of goods sold	513,550	103,758	13,894	631,202

Gross profit	68,762	16,719	4,802	90,283
Operating expenses:
Selling and administrative expenses	55,230	13,305	1,530	70,065
Reductions in liabilities assumed in previous acquisition	—	(3,160)	—	(3,160)

Earnings from operations	$13,532	$6,574	$3,272	$23,378

Total assets	$736,229	$121,939	$59,245	$769,907	*

*Consolidated total assets include net intercompany eliminations and corporate assets of $238,137 and $147,506 at March 31, 2005, and 2004, respectively.

13. Subsequent Event

     On April 26, 2005, Insight North America, Inc. provided notice to Dino D. Farfante, President of Insight North America, to terminate his employment agreement without cause effective July 25, 2005. Mr. Farfante was placed on administrative leave from May 1, 2005 until his termination date of July 25, 2005. Pursuant to the employment agreement, Insight North America will pay Mr. Farfante, in addition to base pay while on administrative leave, incentive compensation earned through the second quarter of 2005. Immediately following the termination date, Mr. Farfante will also receive a lump sum severance payment equal to two times his base salary (less the amount paid during the 90-day notice period) plus two times his higher annual bonus from the two immediately preceding fiscal years. The total severance amount related to this termination, including incentive compensation for the second quarter of 2005, is estimated to be approximately $2.4 million and will be recorded in the second quarter of 2005.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with the condensed consolidated financial statements and the related notes that appear elsewhere in this report.

Overview

     We are a leading provider of IT products and services to businesses in the United States, Canada and the United Kingdom. Our offerings include brand name computing products, IT services and outsourcing of business processes. As of March 31, 2005, we were organized in the following operating segments:

•	Provider of IT products and services – North America (“Insight North America”);

•	Provider of IT products and services – United Kingdom (“Insight UK”); and

•	Business process outsourcing provider (“Direct Alliance”).

     We evaluate the performance of our operating segments based on results of operations before certain unusual items such as income resulting from reductions in liabilities assumed in a previous acquisition and the tax effects of these items. Reconciliations of segment results of operations to consolidated results of operations can be found in Note 12 to the Condensed Consolidated Financial Statements included in this report.

     Net sales for the three months ended March 31, 2005 increased 8% to $779.4 million from $721.5 for the three months ended March 31, 2004. Net earnings for the three months ended March 31, 2005 decreased 6% to $15.5 million from $16.6 million for the three months March 31, 2004. For the three months ended March 31, 2005, diluted earnings per share decreased 9% to $0.31 from $0.34 for the three months ended March 31, 2004. Net earnings and diluted earnings per share for the three months ended March 31, 2005 and 2004 included income from reductions in liabilities assumed in a previous acquisition, of $664,000 ($306,000 net of taxes) and $3.2 million ($2.9 million, net of taxes), respectively.

     Insight North America reported year over year growth in net sales of 10% due primarily to a stable demand environment and our initiatives that continue to focus on ways to deliver technology solutions to business customers more effectively and efficiently. For Insight North America, earnings from operations as a percentage of net sales were 2.9% for the three months ended March 31, 2005, which is the highest operating margin for this operating segment in the past eleven quarters. We continue to design and implement enhancements to our systems and website to increase our customers’ ease of doing business with us and to further enhance the productivity of our account executives and support personnel.

     Net sales for Insight UK for the three months ended March 31, 2005 decreased 2% compared to the three months ended March 31, 2004. This decrease was due primarily to a softer demand environment, a decrease in the number of shipping days from 64 in the first three months of 2004 to 61 in the first three months of 2005, and some loss of experienced account executives due to targeted recruiting by competitors of some of our account executives. Despite this decrease, the first quarter of 2005 represents Insight UK’s ninth consecutive quarter of operating profitability.

     Direct Alliance net sales and earnings from operations for the three months ended March 31, 2005 declined 3% and 22%, respectively, compared to the three months ended March 31, 2004. The decline was due primarily to the renegotiated fee structures as part of multi-year contract renewals with some of Direct Alliance’s largest clients. These decreases were offset partially by sales to new clients and collection of fees from a smaller client, which had not been previously recognized due to initial collectibility concerns.

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

Critical Accounting Policies and Estimates

General

     Our condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Members of our senior management have discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results, however, may differ from estimates we have made.

     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and either different estimates reasonably could have been used, or changes in the accounting estimates are reasonably likely to occur periodically, that could materially affect the condensed consolidated financial statements. We believe there have been no significant changes during the three months ended March 31, 2005 to the items we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2004.

RESULTS OF OPERATIONS

     The following table sets forth for the period presented certain financial data as a percentage of net sales for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,
	2005	2004
Net sales	100.0%	100.0%
Cost of goods sold	87.8	87.5

Gross profit	12.2	12.5
Operating expenses:
Selling and administrative expenses	9.1	9.7
Reductions in liabilities assumed in previous acquisition	(0.1)	(0.4)

Earnings from continuing operations	3.2	3.2
Non-operating (income) expense, net
Interest income	(0.1)	(0.1)
Interest expense	0.1	0.1
Other expenses, net	0.0	(0.1)

Earnings before continuing operations before income taxes	3.2	3.3
Income tax expense	1.2	1.0

Net earnings from continuing operations	2.0	2.3
Discontinued operation:
Earnings before discontinued operation before income taxes	—	0.1
Income tax expense from discontinued operation	—	0.1

Net earnings	2.0%	2.3%

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

2005 Compared to 2004

     Net Sales. Net sales for the three months ended March 31, 2005 increased 8% to $779.4 million from $721.5 million for the three months ended March 31, 2004. Our net sales by operating segment were as follows (in thousands):

	Three Months Ended March 31,
	2005	2004	% Change
Insight North America	$642,676	$582,312	10%
Insight UK	118,615	120,477	(2%)
Direct Alliance	18,076	18,696	(3%)

Consolidated	$779,367	$721,485	8%

     Insight North America’s sales increased for the three months ended March 31, 2005 by 10% to $642.7 million from $582.3 million for the three months ended March 31, 2004 due primarily to a stable demand environment and our initiatives that continue to focus on ways to deliver technology solutions to business customers more effectively and efficiently. Insight North America had 1,109 account executives at March 31, 2005 compared with 1,195 at March 31, 2004. The decrease in account executives was due to planned headcount reductions, based on performance, in order to reduce costs and increase the productivity of the remaining account executives. Net sales per average account executive in Insight North America increased 19% from $487,000 for the three months ended March 31, 2004 to $580,000 for the three months ended March 31, 2005 due to the increase in net sales and internal initiatives that we believe allow our account executives to work more productively. The average tenure of our account executives in Insight North America has also increased from 3.2 years in the three months ended March 31, 2004 to 3.6 years in the three months ended March 31, 2005. We expect headcount to remain relatively flat, at least through the second quarter of 2005, as we continue to focus on improving account executive productivity and retention.

     Insight UK’s net sales decreased 2% to $118.6 million for the three months ended March 31, 2005 from $120.5 million for the three months ended March 31, 2004. Excluding the effect of fluctuations in the British pound sterling exchange rates, net sales decreased 4% compared to the same period in 2004. The decrease in net sales for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was due primarily to a decrease in demand, particularly from our small business customers, and a decrease in the number of shipping days from 64 in the first quarter of 2004 compared to 61 in the first quarter of 2005. Additionally, we experienced some targeted recruiting of some of our more experienced account executives by competitors, which negatively affected sales in the first quarter of 2005. Insight UK had 296 account executives at March 31, 2005 compared to 272 at March 31, 2004. The increase is due to the addition of account executives over the past year, offset partially by some headcount reductions. The reductions in mid 2004 were planned reductions based on performance but recent reductions are due to aggressive recruiting of our more experienced account executives by some of our competition. Net sales per average account executive in Insight UK decreased 17% from $479,000 for the three months ended March 31, 2004 to $399,000 for the three months ended March 31, 2005 due primarily to the decrease in net sales and planned increases in overall account executive headcount. The average tenure of our account executives in Insight UK has remained stable at 2.0 years, despite the recent loss of some experienced account executives. We expect to increase account executive headcount by 10 to 20 account executives per quarter for the remainder of 2005.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Net sales by product category for Insight North America and Insight UK were as follows for the three months ended March 31, 2005 and 2004:

	Insight North America		Insight UK
	Three Months Ended		Three Months Ended
	March 31,		March 31,
Product Categories	2005	2004	2005	2004
Computers:
Notebooks and PDAs	16%	17%	19%	19%
Desktops and Servers	17%	18%	13%	12%

	33%	35%	32%	31%

Software	12%	11%	15%	14%

Storage Devices	8%	7%	7%	7%

Printers	8%	9%	10%	11%

Network and Connectivity	11%	10%	8%	8%

Monitors and Video	7%	8%	10%	11%

Memory and Processors	6%	5%	4%	4%

Supplies and Accessories	7%	7%	8%	8%

Miscellaneous	8%	8%	6%	6%

	100%	100%	100%	100%

     The largest product category continues to be computers, representing 33% of product net sales in the first three months of 2005 for Insight North America and 32% for Insight UK. We continue to see increased demand for products that provide solutions to customers’ IT business needs. Specifically, we are seeing demand for computer refreshes, server consolidations and software licensing, as well as IT solutions for connectivity, security and data retention needs. Additionally, we are generally seeing declines in average selling prices for most of our product categories, which is requiring us to sell more units in order to maintain or increase the level of sales. Overall, sales among our different product categories as a percentage of product net sales were fairly consistent in the three months ended March 31, 2005 compared to the same period in 2004. Also, sales of services in Insight North America, which are not included in the product category table above, increased over the prior year quarter. Although this does not have a material effect on net sales, it has positively affected our gross profit as a percentage of net sales.

     Direct Alliance’s net sales of $18.1 million for the three months ended March 31, 2005 decreased 3% from sales of $18.7 million for the three months ended March 31, 2004. Direct Alliance’s net sales are concentrated with a few manufacturers of IT products. For the three months ended March 31, 2005, Direct Alliance’s largest outsourcing client, IBM, accounted for 54% of Direct Alliance’s net sales compared to 61%, respectively, for the three months ended March 31, 2004. For the three months ended March 31, 2005, Direct Alliance’s top three outsourcing clients accounted for approximately 82% of Direct Alliance’s net sales compared to 91% for the three months ended March 31, 2004.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Gross Profit. Gross profit increased 5% to $95.2 million for the three months ended March 31, 2005 from $90.3 million for the three months ended March 31, 2004. As a percentage of net sales, gross profit decreased from 12.5% for the three months ended March 31, 2004 to 12.2% for the three months ended March 31, 2005. Our gross profit and gross profit as a percent of net sales by operating segment for the three months ended March 31, 2005 and 2004 were as follows (in thousands):

	Three Months Ended	% of Net	Three Months Ended	% of Net
	March 31, 2005	Sales	March 31, 2004	Sales
Insight North America	$75,744	11.8%	$68,762	11.8%
Insight UK	15,655	13.2%	16,719	13.9%
Direct Alliance	3,849	21.3%	4,802	25.7%

Consolidated	$95,248	12.2%	$90,283	12.5%

     Insight North America’s gross profit increased for the three months ended March 31, 2005 by 10% to $75.7 million from $68.8 million for the three months ended March 31, 2004. As a percentage of net sales, gross profit remained consistent at 11.8%; however, we saw increases in the areas of gross margin that we have been focused on. Specifically, Insight North America posted increases in freight margin, service sales and supplier reimbursements. These increases were offset by decreases in product margin due to an increase in the percentage of sales to large enterprise customers, which are generally at lower product margins, an increase in the write-offs of inventories and an increase in the allowances against vendor funds.

     Insight UK’s gross profit decreased for the three months ended March 31, 2005 by 6% to $15.7 million from $16.7 million for the three months ended March 31, 2004. As a percentage of net sales, gross profit decreased from 13.9% for the three months ended March 31, 2004 to 13.2% for the three months ended March 31, 2005. The decrease was the result of increases in sales to large enterprise and public sector customers, which are generally at lower product margins, an increase in competitive pricing and a decrease in supplier reimbursements as a percentage of net sales. These decreases were offset partially by increases in supplier discounts and increases in referral fees from Microsoft for enterprise agreement renewals.

     Direct Alliance’s gross profit decreased for the three months ended March 31, 2005 to $3.8 million from $4.8 million for the three months ended March 31, 2004. As a percentage of net sales, gross profit decreased to 21.3% for the three months ended March 31, 2005 from 25.7% for the three months ended March 31, 2004. The overall decrease is due primarily to renegotiated fee structures as part of multi-year contract renewals with some of Direct Alliance’s largest clients. These decreases were offset partially by increases in gross profit contributed by other clients and the collection of fees from a smaller client, which had not been previously recognized due to initial collectibility concerns.

     Operating Expenses.

     Selling and administrative expenses. Selling and administrative expenses increased 1% to $71.0 million for the three months ended March 31, 2005 from $70.1 million for the three months ended March 31, 2005, but decreased as a percent of net sales to 9.1% for the three months ended March 31, 2005 from 9.7% for the three months ended March 31, 2004. Selling and administrative expenses as a percent of net sales by operating segment for the three months ended March 31, 2005 and 2004 were as follows (in thousands):

	Three Months Ended	% of Net	Three Months Ended	% of Net
	March 31, 2005	Sales	March 31, 2004	Sales
Insight North America	$57,082	8.9%	$55,230	9.5%
Insight UK	12,591	10.6%	13,305	11.0%
Direct Alliance	1,307	7.2%	1,530	8.2%

Consolidated	$70,980	9.1%	$70,065	9.7%

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Insight North America’s selling and administrative expenses increased for the three months ended March 31, 2005 by 3% to $57.1 million from $55.2 million for the three months ended March 31, 2004. As a percentage of net sales, selling and administrative expenses decreased to 8.9% for the three months ended March 31, 2005 from 9.5% for the three months ended March 31, 2004. The overall decrease of selling and administrative expenses as a percentage of net sales is due primarily to increased net sales and increases in operational efficiencies. These decreases were offset partially by increased expenses in areas we are investing in for growth, most notably in marketing.

     Insight UK’s selling and administrative expenses decreased for the three months ended March 31, 2005 by 5% to $12.6 million from $13.3 million for the three months ended March 31, 2004. As a percentage of net sales, selling and administrative expenses decreased to 10.6% for the three months ended March 31, 2005 from 11.0% for the three months ended March 31, 2004. The decrease in selling and administrative expenses as a percentage of net sales is due primarily to an increase in supplier funds used to offset specific marketing expenditures.

     Direct Alliance’s selling and administrative expenses decreased for the three months ended March 31, 2005 by 15% to $1.3 million from $1.5 million for the three months ended March 31, 2004. As a percentage of net sales, selling and administrative expenses decreased to 7.2% for the three months ended March 31, 2005 from 8.2% for the three months ended March 31, 2004. The decrease in selling and administrative expenses as a percentage of net sales is due primarily to recovery of bad debt during the first quarter of 2005.

     Reductions in Liabilities Assumed in Previous Acquisition. During the three months ended March 31, 2005 and 2004, Insight UK settled certain liabilities assumed in a previous acquisition for $664,000 and $3.2 million, respectively, less than the amounts originally recorded. See Note 9 to the Condensed Consolidated Financial Statements in Item 1 of this report for further discussion.

     Interest Income. Interest income of $801,000 and $316,000 for the three months ended March 31, 2005 and 2004, respectively, was generated through short-term investments. The increase in interest income is due to a generally higher level of cash available to be invested in short-term investments and increases in interest rates earned on those investments during the three months ended March 31, 2005.

     Interest Expense. Interest expense of $293,000 and $383,000 for the three months ended March 31, 2005 and 2004, respectively, primarily relates to borrowings under our financing facilities. The decrease in interest expense is due to a reduction in the amounts outstanding under our interest-bearing financing facilities offset by increases in interest rates during the three months ended March 31, 2005.

     Other Expenses (Income), Net. Other expenses (income), net, increased to $159,000 of expense for the three months ended March 31, 2005 from $445,000 of income for the three months ended March 31, 2004. These amounts consist primarily of bank fees associated with our financing facilities and cash management and miscellaneous investment gains or losses. The decrease was due primarily to income from two separate gains on investments that occurred for the three months ended March 31, 2004. Insight UK sold a building for a gain of $328,000 and Direct Alliance realized a gain of $516,000 from selling stock upon the exercise of stock options that were received from a client several years ago as compensation for a note receivable extension.

     Income Tax Expense. Our effective tax rates applicable to continuing operations for the three months ended March 31, 2005 and 2004 were 38.6% and 30.8%, respectively. Our effective tax rate for the three months ended March 31, 2005 was higher than for the three months ended March 31, 2004 primarily because in 2004 we released the remaining valuation allowance associated with the future tax benefit of a reduction in liabilities assumed in a previous acquisition and utilized capital loss carryforwards in the United Kingdom, both of which reduced the effective tax rate for the three months ended March 31, 2004. Additionally, a larger percentage of our earnings during the three months ended March 31, 2005 were taxable in the United States, which has a higher combined federal and state effective tax rate than the United Kingdom and Canada.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Discontinued operation.

     Earnings from discontinued operation. In 2004, we sold our entire investment in PlusNet. Accordingly, the results of operations attributable to PlusNet are disclosed as a discontinued operation. The following amounts for the three months ended March 31, 2004 represent PlusNet’s results of operations that we consolidated through July 14, 2004. The following amounts have been segregated from continuing operations and reflected as discontinued operation (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net sales	$—	$11,167
Costs of goods sold	—	7,796

Gross profit	—	3,371
Operating expenses:
Selling and administrative expenses	—	2,547

Earnings from operations	—	824
Non-operating (income) expense:
Interest income	—	(45)
Interest expense	—	8
Other expenses, net	—	2

Earnings from discontinued operation before income taxes	—	859
Income tax expense	—	711

Net earnings from discontinued operation	—	148

     See Note 4 to the Condensed Consolidated Financial Statements in Item 1 of this report for further discussion.

Liquidity and Capital Resources

     The following table sets forth certain condensed consolidated cash flow information for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net cash provided by operating activities	$51,461	$45,321
Net cash provided by (used in) investing activities	21,387	(2,994)
Net cash used in financing activities	(28,160)	(41,103)
Foreign currency exchange impact on cash flow	(659)	1,059

Increase in cash and cash equivalents	$44,029	$2,283

Cash and cash equivalents at beginning of period	$38,443	$41,897

Cash and cash equivalents at end of period	$82,472	$44,180

Cash and Cash Flow

     Our cash balances are held in the United States, Canada and the United Kingdom, with the majority in the United Kingdom. Cash held in Canada and the United Kingdom could be repatriated to the United States, but a portion may be subject to United States federal income taxes, less applicable foreign tax credits. Our present intent is that the cash balances that would be subject to repatriation taxes will remain in these countries for future

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

growth and investments, and we will meet any liquidity requirements in the United States through ongoing cash flows, external borrowings or both.

          In 2004, the Financial Accounting Standards Board (“FASB”) released FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), which provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on an enterprise’s income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. We have not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

          Our primary use of cash in the past few years has been to fund our working capital requirements, capital expenditures and acquisitions.

          Net cash provided by operating activities. Cash flows from operations for the three months ended March 31, 2005 and 2004 were $51.5 million and $45.3 million, respectively. For the three months ended March 31, 2005, cash flows from operations resulted primarily from decreases in accounts receivable, increases in customer payments in advance of shipments and net earnings before depreciation. These increases were partially offset by decreases in accounts payable and our inventories financing facility. Cash flows from operations for the three months ended March 31, 2004 resulted primarily from net earnings before depreciation and decreases in accounts receivable and inventories. The decreases in accounts receivable at both March 31, 2005 and 2004 were primarily due to seasonally lower sales in the first quarter of the year compared to the fourth quarter of the prior year.

          Our consolidated cash flow operating metrics for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended
	March 31,
	2005	2004
Days outstanding in ending accounts receivable (“DSOs”)	46	46
Inventory turns (excluding inventories not available for sale)	29	29
Days outstanding in ending accounts payable (“DPOs”)	25	30

          For the three months ended March 31, 2005 and 2004, DSOs were consistent at 46 and inventory turns were consistent at 29. The $42.6 million of inventories not available for sale at March 31, 2005 represent inventories segregated pursuant to binding customer contracts, which will be recorded as net sales when the criteria for sales recognition are met. DPOs decreased for the three months ended March 31, 2005 compared with for the three months ended March 31, 2004 due to increases in opportunities to take early pay discounts from suppliers and timing of payments at quarter end.

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

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

          Net cash provided by (used in) investing activities. In January 2005, we received the $27.8 million receivable from underwriter related to the sale of our investment in PlusNet. Capital expenditures of $6.4 million for the three months ended March 31, 2005 primarily relate to capitalized costs of computer software developed for internal use and computer equipment. Capital expenditures for the three months ended March 31, 2004 of $3.0 million primarily related to software, hardware and capitalized computer software development costs associated with the IT system conversion in Insight North America and capitalized costs of computer software developed for internal use. We expect capital expenditures in 2005 to be between $25.0 million and $30.0 million. These expenditures will primarily relate to:

•	the purchase of an office facility in Bloomingdale, Illinois, which we currently lease, for $7.75 million;

•	the expansion of our 323,000 square foot distribution facility in Hanover Park, Illinois to 400,000 square feet to accommodate future growth;

•	purchases of software and internal development of software enhancements related to our IT systems; and

•	purchases of computer equipment.

          Net cash used in financing activities. During the three months ended March 31, 2005, cash was used to pay off our short-term financing facility and to repurchase shares of our common stock. During the three months ended March 31, 2004, cash was primarily used to made repayments on our short-term financing facility, offset partially by cash received from common stock issuances as a result of stock option exercises.

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

          See Note 6 of our Condensed Consolidated Financial Statements of this report for a description of our financing facilities, including terms, amounts outstanding, amounts available and weighted average borrowings and interest rates during the quarter.

Off Balance Sheet Arrangements

          We have entered into off-balance sheet arrangements as defined by the SEC’s Final Rule 67, “Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations,” including guaranties and indemnifications and an outstanding letter of credit of $250,000 as discussed in Note 10 to the Condensed Consolidated Financial Statements in this report. We believe that none of our off-balance sheet arrangements have, or is reasonably likely to have, a material current or future effect on our financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources. We believe our off-balance sheet arrangements are an important component of our business, and we use the off-balance sheet arrangements primarily to enhance our relationships with customers who desire to do business with minority-owned suppliers, such as Executive Technology, Inc.

          We believe there have been no significant changes during the three months ended March 31, 2005 to the items we disclosed as our contractual obligations for continuing operations in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2004, except that the short-term debt has been reduced from $42,600,000 at December 31, 2004 to $6,300,000 at March 31, 2005.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Factors That May Affect Future Results and Financial Condition

          Changes in the economic environment and/or information technology industry may reduce demand for the products and services we sell. Our results of operations are influenced by a variety of factors, including general economic conditions, the condition of the IT industry, shifts in demand for or availability of computer and related products and services and industry introductions of new products, upgrades or methods of distribution. Net sales can be dependent on demand for specific product categories, and any change in demand for or supply of such products could have a material adverse effect on our net sales if we fail to react in a timely manner to such changes. Our operating results are also highly dependent upon our level of gross profit as a percentage of net sales, which fluctuates due to numerous factors, including changes in prices from suppliers, changes in the amount and timing of supplier reimbursements and marketing funds that are made available, volumes of purchases, changes in customer mix, the relative mix of products sold during the period, general competitive conditions, the availability of opportunistic purchases and opportunities to increase market share. In addition, our expense levels, including the costs of facilities expansion, acquisitions and the costs and salaries incurred in connection with the hiring of account executives, are based, in part, on anticipated net sales. Therefore, we may not be able to reduce spending in a timely manner to compensate for any unexpected net sales shortfall.

          We rely on our suppliers for product availability, marketing funds, purchasing incentives and competitive products to sell. We acquire products for resale both directly from manufacturers and indirectly through distributors. The loss of a supplier could cause a disruption in the availability of products. The reduction in the amount of credit granted to us by our suppliers could increase our cost of working capital and have a material adverse effect on our business, results of operations and financial condition. Additionally, there is no assurance that as manufacturers continue to sell directly to end users, they will not limit or curtail the availability of their product to resellers, like us. Certain of the products offered from time to time by us may become subject to manufacturer allocation, which limits the number of units available to us. Our inability to obtain a sufficient quantity of product, or an allocation of products from a manufacturer in a way that favors one of our competitors relative to us, could cause us to be unable to fill customers’ orders in a timely manner, or at all, which could have a material adverse effect on our business, results of operations and financial condition.

          Certain manufacturers provide us with substantial incentives in the form of early payment discounts, supplier reimbursements, marketing funds, price protections and rebates. Supplier funds are used to offset, among other things, cost of goods sold, marketing costs and other operating expenses. Certain of these funds are based on our volume of net sales or purchases, growth rate of net sales or purchases and marketing programs. If we do not grow our net sales over prior periods or if we are not in compliance with the terms of these programs, there could be a material negative effect on the amount of incentives offered to us by our manufacturers. No assurance can be given that we will continue to receive such incentives or that we will be able to collect outstanding amounts relating to these incentives in a timely manner, or at all. A reduction in, the discontinuance of, a significant delay in receiving or the inability to collect such incentives could have a material adverse effect on our business, results of operations and financial condition.

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

          On May 1, 2005, a definitive agreement was completed between Lenovo Group Limited (“Lenovo”), the leading personal computer brand in China, and IBM under which Lenovo acquired IBM’s Personal Computing Division to form the world’s third-largest PC business. IBM is a significant supplier to Insight and the largest client of Direct Alliance. Direct Alliance has entered into separate contracts with IBM and Lenovo representing pro-rata portions of the contract that Direct Alliance previously had with IBM. These contracts were effective

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

when Lenovo’s purchase of IBM’s Personal Computing Division was completed. Although we do not know specifically how this sale will affect our current relationships with IBM or potential future relationships with Lenovo, we cannot assure you that the changes will not have a material adverse effect on our business, results of operations and financial condition.

          We rely on a limited number of outsourcing clients. Through our Direct Alliance operating segment, which represented 2% and 15% of our consolidated net sales and earnings from operations, respectively, for the year ended December 31, 2004, we perform business process outsourcing services for a small number of manufacturers in the computer and consumer electronics industry pursuant to various contracted arrangements. For the three months ended March 31, 2005 one outsourcing client, IBM, accounted for 54% of Direct Alliance’s net sales. For the three months ended March 31, 2005, the top three clients represented 82% of Direct Alliance’s net sales. Although the contracts with these clients are generally multi-year contracts, these clients may cancel their contracts under certain circumstances on relatively short notice, elect to not renew them upon expiration or renew them only on terms that are less favorable to us. There is no assurance that we will be able to replace any outsourcing clients that terminate or fail to renew their relationships with us or that we will be able to renew existing contracts on terms that are as favorable to us as the current terms. Additionally, we seek to expand our offerings both within and outside of the computer industry. The failure to maintain current arrangements or the inability to enter into new ones within or outside the computer industry could have a material adverse effect on our business, results of operations and financial condition. The majority of our current outsourcing clients are manufacturers in the computer industry and are, therefore, subject to the same industry risks as we are with respect to our Insight North America operations. These risks may negatively affect the amount of business our clients outsource to us and the performance fees we receive from clients that are based on the volume of client product we sell or process through our systems.

          As stated above, Direct Alliance has entered into separate contracts with IBM and Lenovo representing pro-rata portions of the contract that Direct Alliance previously had with IBM. These contracts were effective when Lenovo’s purchase of IBM’s Personal Computing Division was completed. Although we do not know specifically how the acquisition of IBM’s Personal Computing Division by Lenovo will affect our current relationships with IBM or potential future relationships with Lenovo and we cannot assure you that the changes will not have a material adverse effect on our business, results of operations and financial condition.

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

          Certain of our competitors in each of our operating segments have longer operating histories and greater financial, technical, marketing and other resources than we do. In addition, some of these competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many current and potential competitors also have greater name recognition and engage in more extensive promotional activities, offer more attractive terms to customers and adopt more aggressive pricing policies than we do. Additionally, some of our competitors have higher margins and/or lower operating cost structures, allowing them to profitably employ more aggressive pricing strategies. There can be no assurance that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not have a material adverse effect on our business, results of operations and financial condition.

          Disruptions in our information technology and voice and data networks could affect our ability to service our customers and cause us to incur additional expenses. We believe that our success to date has been, and future results of operations will be, dependent in large part upon our ability to provide prompt and efficient service to customers. Our ability to provide such services is largely dependent on the accuracy, quality and utilization of the information generated by our IT systems, which affect our ability to manage our sales, customer service, distribution, inventories and accounting systems and the reliability of our voice and data networks. In January 2004, we completed the IT system conversion across all of Insight’s operations serving United States customers. We have been, and will continue, making enhancements and upgrades to the system. In the future, we will likely convert Insight’s United Kingdom and Canadian operations to this software platform. There can be no assurances that these enhancements or conversions will not cause disruptions in our business, and any such disruption could have a material adverse effect on our results of operations and financial condition. Although we have built redundancy into most of our systems, have documented system outage policies and procedures and have comprehensive data backup, we do not have a formal disaster recovery or business continuity plan; therefore, a substantial interruption in our IT systems or in our telephone communication systems would have a material adverse effect on our business, results of operations and financial condition.

          The failure to comply with the terms and conditions of our public sector contracts could result in, among other things, fines or other liabilities. Net sales to public sector customers are derived from sales to federal, state and local governmental departments and agencies, as well as to educational institutions, through open market sales and various contracts. Government contracting is a highly regulated area. Noncompliance with government procurement regulations or contract provisions could result in civil, criminal, and administrative liability, including substantial monetary fines or damages, termination of government contracts, and suspension, debarment or ineligibility from doing business with the government. In addition, substantially all of our contracts in the public sector are terminable at any time for convenience or upon default. The effect of any of these possible actions by any governmental department or agency or the adoption of new or modified procurement regulations or practices could adversely affect our business, financial position and results of operations.

          There are risks associated with international operations that are different than those inherent in the United States business. We currently have operations in the United Kingdom and Canada and may expand operations further globally. In implementing our international strategy, we may face barriers to entry and competition from local companies and other companies that already have established global businesses, as well as the risks generally associated with conducting business internationally. These risks include local labor conditions and regulations, the ability to attract and retain suitable local management, exposure to currency fluctuations, limitations on foreign investment, potential tax exposure in repatriating earnings, and the additional expense and risks inherent in operating in geographically and culturally diverse locations. Because we may continue to develop our international business through acquisitions, we may also be subject to risks associated with such acquisitions, including those relating to the union of different corporate cultures and shared decision-making. There can be no assurance that we will succeed in increasing our international business or do so in a profitable manner.

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

          Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain employees, and changes in accounting for equity compensation will adversely affect earnings. We have historically used stock options as a key component of total employee compensation in order to align employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. Volatility or lack of positive performance in our stock price may also adversely affect our ability to retain key employees, all of whom have been granted stock options, or attract additional highly qualified personnel. Many of our outstanding employee stock options have exercise prices in excess of our current stock price. To the extent these circumstances continue or recur, our ability to retain present employees may be adversely affected. In addition, the FASB has finalized changes to GAAP that will require expense to be recorded for employee stock option grants and other equity incentives beginning January 1, 2006. Moreover, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future. As a result, in addition to recording additional compensation expense, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially adversely affect our business.

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

          Our principal financing facility expires on December 30, 2005, and if we are unable to renew this facility or replace it on acceptable terms, we may incur higher interest expenses or your equity interests may be diluted. Our financing facilities include a $200.0 million accounts receivable securitization financing facility, a $30.0 million revolving line of credit and a $40.0 million inventories financing facility. The availability under each of these facilities is subject to formulas based on our eligible trade accounts receivable or inventories. As of March 31, 2005, the aggregate outstanding balance under these facilities was $6.3 million, and we had $224.0 million available. The accounts receivable securitization financing facility expires December 30, 2005, and the line of credit and inventories facility expire on December 31, 2007. We have no reason to believe the accounts receivable securitization financing facility will not be renewed on or before December 30, 2005. However, it is possible that we may be unable to renew our existing accounts receivable securitization financing facility or secure alternative financing or, if we are able to renew our existing accounts receivable securitization financing facility or secure alternative financing, it may be on less favorable terms, such as higher interest rates. If we were unable to renew our existing accounts receivable securitization financing facility or secure alternative financing, we may be required to seek other financing alternatives such as selling additional equity securities or convertible debt securities that would dilute the equity interests of current stockholders. We cannot assure you that we will be able to obtain such financing on terms favorable to us or at all.

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

          We issue options under our stock option plans, which dilute the interest of stockholders. We have reserved shares of our common stock for issuance under our 1998 Long Term Incentive Plan (the “1998 LTIP”) and our 1999 Broad–Based Incentive Plan. As approved by our stockholders, our 1998 LTIP provides that additional shares of common stock may be reserved for issuance based on a formula contained in that plan. The

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

formula provides that the total number of shares of common stock remaining for grant under the 1998 LTIP and any of our other option plans, plus the number of shares subject to unexercised options granted under any stock plan, shall not exceed 20% of the outstanding shares of our common stock at the time of calculation of the additional shares. Therefore, we reserve additional shares on an ongoing basis for issuance under this plan. At March 31, 2005, we had options outstanding to acquire 7,897,658 shares of common stock with a weighted average exercise price of $18.49. Based on the 1998 LTIP formula, we had 1,907,873 shares of common stock available for grant at March 31, 2005.

          Additionally, we have reserved 15% of the outstanding shares of common stock of our subsidiary, Direct Alliance Corporation, under the Direct Alliance 2000 Long-Term Incentive Plan. At March 31, 2005, we had options outstanding to acquire 2,777,500 shares of common stock of Direct Alliance Corporation, representing 9.3% of the outstanding common stock of Direct Alliance Corporation, at a weighted average exercise price of $1.42. These stock options vest on May 5, 2005 and expire on May 5, 2006. If option holders exercise these options, they will become minority stockholders of Direct Alliance Corporation and the percentage of Direct Alliance’s net earnings attributable to minority stockholders will not be included in our consolidated statement of earnings.

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

          Additionally, we have employment agreements with certain officers and management employees under which severance payments would become payable in the event of specified terminations without cause or terminations under certain circumstances after a change in control. If such persons were terminated without cause or under certain circumstances after a change of control, and the severance payments under the current employment agreements were to become payable, the severance payments would generally be equal to either one or two times the persons’ annual salary and bonus.

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

Recently Issued Accounting Pronouncements

          See Note 1 of our Condensed Consolidated Financial Statements in this report for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition

INSIGHT ENTERPRISES, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          We have interest rate exposure arising from our financing facilities, which have variable interest rates. These variable interest rates are affected by changes in short-term interest rates. We manage interest rate exposure by maintaining a conservative debt to equity ratio.

          We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows will not be material. Our financing facilities expose net earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. We had no borrowings outstanding under the interest-bearing financing facilities at March 31, 2005. A change in net earnings resulting from a hypothetical 10% increase or decrease in interest rates would not be material.

          A substantial majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do have foreign currency translation exposure arising from the operation of our foreign subsidiaries in Canada and in the UK. We monitor our foreign currency exposure and may from time to time enter into hedging transactions to manage this exposure. There were no hedging transactions during the three months ended March 31, 2005 or hedging instruments outstanding at March 31, 2005.

Item 4. Controls and Procedures.

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

INSIGHT ENTERPRISES, INC.

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

Scope of the Controls Evaluation

          The evaluation of our Disclosure Controls included a review of the objectives and design of the controls, our implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the controls evaluation, we sought to identify data errors, controls problems or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on an quarterly basis so that the conclusions of management, including the CEO and CFO, concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by our internal audit department and by other personnel in our finance organization, as well as our independent auditors who evaluate them in connection with determining their auditing procedures related to their report on our quarterly financial statements although not to provide assurance on our controls. Our goal is to monitor our Disclosure Controls and modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

          Among other matters, we also considered whether our evaluation identified any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, and whether we had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. This information was important both for the controls evaluation generally and because item 5 in the certifications of the CEO and CFO, filed as exhibits 31.1 and 31.2 of this report, require that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent auditors. We interpret “significant deficiencies” to mean a control deficiency, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a misstatement of our quarterly or interim financial statements that is more than inconsequential will not be prevented or detected. We understand that the term “material weakness in internal control” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our quarterly or interim financial statements will not be prevented or detected. We also sought to address other control matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

Conclusions

          Based upon the controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this Quarterly Report, our Disclosure Controls were effective to provide reasonable assurance that material information relating to Insight Enterprises, Inc. and its consolidated subsidiaries is made known to management, including the CEO and CFO.

INSIGHT ENTERPRISES, INC.

Changes in Internal Control over Financial Reporting

          There was no change in our internal control over financial reporting during our first quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

          None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          There were no unregistered sales of equity securities.

          We have never paid a cash dividend on our common stock, and our credit facility prohibits the payment of cash dividends without the lender’s consent.

Issuer Purchases of Equity Securities

			(c)	(d)
	(a)		Total number of shares	Approximate dollar value
	Total number of	(b)	purchased as part of	of shares that may yet be
	shares	Average price	publicly announced	purchased under the
Period	purchased	paid per share	plans or programs	plans or programs
January 1, 2005 through January 31, 2005	—	—	—	—
February 1, 2005 through February 28, 2005	—	—	—	—
March 1, 2005 through March 31, 2005	280,700	17.93	280,700	$19,967,654

Total	280,700	17.93	280,700	$19,967,654

          On March 3, 2005, we announced that our Board of Directors had authorized the purchase of up to $25.0 million of our common stock. These purchases may be made from time to time in both open market and private transactions, as conditions warrant. Under this repurchase program, we purchased 280,700 shares of our common stock at a total cost of approximately $5.0 million. All shares repurchased have been retired.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

INSIGHT ENTERPRISES, INC.

Item 6. Exhibits.

(a)	Exhibits. (unless otherwise noted, exhibits are filed herewith)

Exhibit No.	Description
3.1	Composite Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of our annual report on Form 10-K for the year ended December 31, 2001 filed on April 1, 2002, File No. 0-25092).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of our annual report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000, File No. 0-25092).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).

4.2	Stockholder Rights Agreement (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on March 17, 1999, File No. 0-25092).

10.1 (1)	Employment Agreement between Insight Enterprises, Inc. and Gary M. Glandon dated as of February 9, 2005 and effective February 21, 2005.

10.2 (1)	Amendment to Executive Service Agreement between Insight Direct (UK) and Stuart Fenton dated as of March 1, 2005 and effective July 1, 2004.

10.3 (1)	First Amendment to Employment Agreement between Insight Enterprises, Inc. and Karen K. McGinnis dated as of April 26, 2005 and effective January 1, 2005.

10.4	Amendment No. 5 to Receivables Purchase Agreement dated as of March 25, 2005 among Insight Receivables, LLC (the “Seller”), Insight Enterprises, Inc. (the “Servicer”), JP Morgan Chase Bank N.A. (successor by merger to Bank One, NA (Main Office Chicago)), as a Financial Institution and as Agent (in its capacity as Agent, the “Agent”), and Jupiter Securitization Corporation (“Jupiter”).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Management contract or compensatory plan or arrangement.

INSIGHT ENTERPRISES, INC.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2005	INSIGHT ENTERPRISES, INC.

	By:	/s/ Richard A. Fennessy

Richard A. Fennessy
Chief Executive Officer

	By:	/s/ Stanley Laybourne

Stanley Laybourne
Executive Vice President,
Chief Financial Officer, Secretary and Treasurer
(Principal financial officer)

INSIGHT ENTERPRISES, INC.

EXHIBIT INDEX

Exhibit No.	Description
10.1	Employment Agreement between Insight Enterprises, Inc. and Gary M. Glandon dated as of February 9, 2005 and effective February 21, 2005.

10.2	Amendment to Executive Service Agreement between Insight Direct (UK) and Stuart Fenton dated as of March 1, 2005 and effective July 1, 2004.

10.3	First Amendment to Employment Agreement between Insight Enterprises, Inc. and Karen K. McGinnis dated as of April 26, 2005 and effective January 1, 2005.

10.4	Amendment No. 5 to Receivables Purchase Agreement dated as of March 25, 2005 among Insight Receivables, LLC (the “Seller”), Insight Enterprises, Inc. (the “Servicer”), JP Morgan Chase Bank N.A. (successor by merger to Bank One, NA (Main Office Chicago)), as a Financial Institution and as Agent (in its capacity as Agent, the “Agent”), and Jupiter Securitization Corporation (“Jupiter”).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.