Form 10-Q
period 2005-06-30
INSIGHT ENTERPRISES INC
filed 2005-08-05
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2005
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
Yes ☑            No ☐
The number of shares outstanding of the issuer’s common stock as of August 1, 2005 was 48,658,955.

INSIGHT ENTERPRISES, INC.
FORM 10-Q QUARTERLY REPORT
Three Months Ended June 30, 2005

INSIGHT ENTERPRISES, INC.
FORWARD-LOOKING STATEMENTS
     Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect net sales, gross profit, operating expenses, earnings from operations or net earnings; projections of capital expenditures and growth; hiring plans; plans for future operations; the availability of financing and our needs or plans relating thereto; plans relating to our products and services; the effect of new accounting principles; benefits and expenses relating to restructuring activities and employee terminations; the effect of guaranty and indemnification obligations; the outcome of legal proceedings against the Company; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statement. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:
•	changes in the economic environment and/or the information technology industry;

•	our reliance on suppliers for product availability, marketing funds, purchasing incentives and competitive products to sell;

•	actions of our competitors, including manufacturers of products we sell;

•	disruptions in our information technology and voice and data networks;

•	our failure to comply with the terms and conditions of our public sector contracts;

•	our reliance on a limited number of outsourcing clients;

•	our dependence on key personnel;

•	the risks associated with international operations;

•	the decreased effectiveness of equity compensation resulting from changes in accounting for equity compensation;

•	our integration and operation of future acquired businesses;

•	rapid changes in product standards;

•	our ability to renew or replace short-term financing facilities;

•	recently enacted and proposed changes in securities laws and regulations;

•	intellectual property infringement claims; and

•	risks that are otherwise described from time to time in the reports that we file with the SEC, including but not limited to the items discussed in “Factors That May Affect Future Results and Financial Condition” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.
We assume no obligation to update, and do not intend to update, any forward-looking statements.

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements.
INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65,738	$38,443
Accounts receivable, net of allowances for doubtful accounts of $16,395 and $15,472, respectively	419,269	447,907
Receivable from underwriter on sale of PlusNet shares	—	28,024
Inventories, net	88,668	95,903
Inventories not available for sale	39,330	41,791
Deferred income taxes and other current assets	31,734	35,455

Total current assets	644,739	687,523

Property and equipment, net of accumulated depreciation of $84,653 and $77,214, respectively	120,924	113,079
Goodwill	86,784	86,907
Other assets	90	132

	$852,537	$887,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$176,900	$198,322
Inventories financing facility	4,499	17,554
Accrued expenses and other current liabilities	57,117	59,110
Customer payments in advance of shipment	37,767	16,270
Short-term financing facility	—	25,000

Total current liabilities	276,283	316,256

Line of credit	2,491	—
Deferred income taxes and other long-term liabilities	12,848	11,826

	291,622	328,082

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 48,551 shares at June 30, 2005 and 49,403 shares at December 31, 2004 issued and outstanding	486	494
Additional paid-in capital	298,606	301,580
Retained earnings	242,671	230,879
Accumulated other comprehensive income – foreign currency translation adjustment	19,152	26,606

Total stockholders’ equity	560,915	559,559

	$852,537	$887,641

See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales	$804,883	$757,060	$1,584,250	$1,478,545
Costs of goods sold	706,110	664,407	1,390,229	1,295,609

Gross profit	98,773	92,653	194,021	182,936
Operating expenses:
Selling and administrative expenses	74,376	71,236	145,356	141,301
Severance and restructuring expenses	4,064	—	4,064	—
Reductions in liabilities assumed in a previous acquisition	—	—	(664)	(3,160)

Earnings from operations	20,333	21,417	45,265	44,795
Non-operating (income) expense:
Interest income	(929)	(317)	(1,730)	(633)
Interest expense	304	474	597	857
Other expense (income), net	307	365	466	(80)

Earnings from continuing operations before income taxes	20,651	20,895	45,932	44,651
Income tax expense	7,966	6,712	17,735	14,028

Net earnings from continuing operations	12,685	14,183	28,197	30,623
Loss from discontinued operation, net of taxes of $0, $2,715, $0 and $3,426, respectively	—	(1,155)	—	(1,007)

Net earnings	$12,685	$13,028	$28,197	$29,616

Net earnings per share — Basic:
Net earnings from continuing operations	$0.26	$0.29	$0.57	$0.64
Net loss from discontinued operation	—	(0.02)	—	(0.02)

Net earnings per share	$0.26	$0.27	$0.57	$0.62

Net earnings per share — Diluted:
Net earnings from continuing operations	$0.26	$0.29	$0.57	$0.62
Net loss from discontinued operation	—	(0.03)	—	(0.02)

Net earnings per share	$0.26	$0.26	$0.57	$0.60

Shares used in per share calculation:
Basic	48,601	48,394	49,087	48,041

Diluted	49,084	49,194	49,608	49,036

See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net earnings from continuing operations	$28,197	$30,623
Less: net loss from discontinued operation	—	(1,007)

Net earnings	28,197	29,616

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,079	11,109
Provision for losses on accounts receivable	2,787	3,167
Write-downs of inventories	3,936	2,737
Equity in loss of investee	—	131
Non-cash stock based compensation	334	62
Tax benefit from stock options exercised	1,495	4,281
Deferred income taxes	3,012	3,943
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	21,711	(12,273)
Decrease in inventories	5,110	6,160
Decrease (increase) in other current assets	1,725	(1,377)
Increase in other assets	(209)	(105)
Decrease in accounts payable	(18,820)	(17,344)
Decrease in inventories financing facility	(13,055)	(22)
Increase (decrease) in customer payments in advance of shipment	21,668	(4,652)
Decrease in accrued expenses and other current liabilities	(1,110)	(12,938)

Net cash provided by operating activities	65,860	12,495

Cash flows from investing activities:
Cash receipt of underwriter receivable, net	27,363	—
Purchases of property and equipment	(18,302)	(10,252)
Investment in equity method investment	—	(400)

Net cash provided by (used in) investing activities	9,061	(10,652)

Cash flows from financing activities:
Repayments on short-term financing facility	(40,000)	(55,000)
Borrowings on short-term financing facility	15,000	65,000
Net borrowings (repayments) on line of credit	2,491	(10,004)
Repurchase of common stock	(24,998)	—
Repayment of long-term liabilities	(84)	—
Proceeds from sales of common stock through employee stock plans	3,782	16,588

Net cash (used in) provided by financing activities	(43,809)	16,584

Foreign currency exchange impact on cash flow	(3,817)	283

Increase in cash and cash equivalents	27,295	18,710
Cash and cash equivalents at beginning of period	38,443	41,897

Cash and cash equivalents at end of period	$65,738	$60,607

See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation and Recently Issued Accounting Pronouncements
     We are a leading provider of information technology (“IT”) products and services to businesses in the United States, Canada and the United Kingdom. Our offerings include brand name computing products, IT services and outsourcing of business processes. As of June 30, 2005, we were organized in the following operating segments:
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
     The accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2005, our results of operations for the three and six months ended June 30, 2005 and 2004, and our cash flows for the six months ended June 30, 2005 and 2004. The condensed consolidated balance sheet as of December 31, 2004 was derived from the audited consolidated financial statements at such date. The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).
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
Recently Issued Accounting Pronouncements
     In October 2004, the Financial Accounting Standards Board (“FASB”) released FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”), which provides guidance under FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on an enterprise’s income tax expense and deferred tax liability. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We have not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP No. 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
     In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS No. 153”). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 to have a material effect on our consolidated financial statements.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employee” (“APB No. 25”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 107, which provided additional guidance in applying the provisions of SFAS No. 123R. In April 2005, the SEC amended the compliance dates of SFAS No. 123R so that registrants will be required to implement the standard as of the beginning of the first annual period that begins after June 15, 2005. We will be required to implement this standard effective January 1, 2006. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from cash flow as it would have been reported under prior accounting rules. We are evaluating the requirements of SFAS No. 123R and expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and we have not determined whether the adoption will result in future expenses that are similar to the current pro forma disclosures under SFAS No. 123.
     In March 2005, the FASB issued FSP No. 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities” (“FSP No. 46(R)-5”), which provides guidance for a reporting enterprise on whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. FSP No. 46(R)-5 is effective the first interim period beginning after June 30, 2005. We do not expect the adoption of FSP No. 46(R)-5 to have a material effect on our consolidated financial statements.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. This statement establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material effect on our consolidated financial statements.

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
     In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations” which requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term Conditional Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material effect on our consolidated financial statements.
2. Stock Based Compensation
     We currently apply the intrinsic value-based method of accounting prescribed by APB No. 25 and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation — an interpretation of APB Opinion No. 25” to account for our fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123 established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic value-based method of accounting described above and have adopted the disclosure requirements of SFAS No. 123. Accordingly, we do not currently recognize compensation expense for any of our stock option plans because we do not issue options at exercise prices below the market value at date of grant. In addition, we recognize expense using the accelerated vesting methodology of FASB Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”
     We have issued shares and units of restricted common stock as incentives to certain officers and employees and may do so in the future. We recognize the compensation expense associated with the issuance of restricted stock and units over the vesting period. The total compensation expense associated with restricted stock represents the value based upon the number of shares or units awarded multiplied by the closing price on the date of grant. Recipients of restricted stock are entitled to receive any dividends declared on our common stock and have voting rights, regardless of whether such shares have vested. Recipients of restricted stock units do not have voting and dividend rights until the vesting conditions are satisfied and shares are released. At June 30, 2005, there were 122,500 shares of restricted common stock and 7,500 restricted common stock units outstanding. Compensation expense recognized for stock-based employee compensation awards for the quarters ended June 30, 2005 and 2004 was approximately $173,000 and $0, respectively.
     Had compensation cost for our stock-based plans been determined consistent with SFAS No. 123, our net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net earnings as reported	$12,685	$13,028	$28,197	$29,616
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,055)	(2,242)	(4,243)	(4,167)

Pro forma net earnings	$10,630	$10,786	$23,954	$25,449

Basic earnings per share:
As reported	$0.26	$0.27	$0.57	$0.62

Pro forma	$0.22	$0.22	$0.49	$0.53

Diluted earnings per share:
As reported	$0.26	$0.26	$0.57	$0.60

Pro forma	$0.22	$0.22	$0.48	$0.52

     For purposes of the SFAS No. 123 pro forma net earnings and net earnings per share calculations, the fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions used for grants of stock options during the three months ended June 30, 2005: dividend yield — 0%; expected volatility — 69%; risk-free interest rate — 3.67%; and expected lives — 2.7 years.
     We have not issued any stock options in Direct Alliance since 2000. The options that were issued in Direct Alliance in 2000 vested 100% on May 5, 2005 and will expire on May 5, 2006. None of the 2,652,500 options outstanding have been exercised.
     Effective January 1, 2006, we will be required to adopt SFAS No.123R, as discussed in Note 1.
3. Earnings Per Share (“EPS”)
     Basic EPS is computed by dividing net earnings from continuing operations available to common stockholders by the weighted-average number of common shares outstanding during each quarter. Diluted EPS includes the effect of stock options assumed to be exercised using the treasury stock method. A reconciliation of the denominators of the basic and diluted EPS calculations is as follows (in thousands, except per share data):

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator:
Net earnings from continuing operations	$12,685	$14,183	$28,197	$30,623

Denominator:
Weighted-average shares used to compute basic EPS	48,601	48,394	49,087	48,041
Dilutive potential common shares due to dilutive options, net of tax effect	483	800	521	995

Weighted-average shares used to compute diluted EPS	49,084	49,194	49,608	49,036

Earnings from continuing operations per share:
Basic	$0.26	$0.29	$0.57	$0.64

Diluted	$0.26	$0.29	$0.57	$0.62

     The following weighted average outstanding stock options during the three and six months ended June 30, 2005 and 2004 were not included in the diluted EPS calculations because the exercise prices of these options were greater than the average market price of our common stock during the respective periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Weighted-average outstanding stock options excluded from the diluted EPS calculation	4,785	4,865	4,820	3,620

4. Discontinued Operation
     In 2004, we sold our 95% ownership in PlusNet, an internet service provider in the United Kingdom, which had been accounted for as a separate operating segment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have accounted for PlusNet as a discontinued operation and have reported PlusNet’s results of operations as a discontinued operation in the condensed consolidated statements of earnings.

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
     The following amounts for the three and six months ended June 30, 2004 represent PlusNet’s results of operations and have been segregated from continuing operations and reflected as discontinued operation (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004
Net sales	$11,994	$23,161
Costs of goods sold	8,096	15,892

Gross profit	3,898	7,269
Operating expenses:
Selling and administrative expenses	2,318	4,865

Earnings from operations	1,580	2,404
Non-operating (income) expense:
Interest income	(49)	(94)
Interest expense	5	13
Other expense, net	64	66

Earnings from operations before income taxes	1,560	2,419
Income tax expense	2,715	3,426

Net loss from discontinued operation	$(1,155)	$(1,007)

5. Termination of Our Relationship with an Equity Method Investee
     In March 2004, we invested in Executive Technology, Inc., fka ExecTechDirect Technology, Inc. (“ET”), a minority-owned reseller of information technology products and services. We recorded the initial investment of $400,000 at cost in “other assets” on our consolidated balance sheet. Our investment represented 20% of the total outstanding common and preferred shares of ET and was accounted for under the equity method. Accordingly, in 2004, 20% of ET’s earnings or losses were recorded in our consolidated statements of earnings under “equity in loss of investee.” In January 2005, we terminated our Mentor-Protégé agreement with ET, sold back our investment to ET for $1 and discontinued providing advances to third-party suppliers on behalf of ET. Additionally, effective February 28, 2005, we discontinued providing outsourcing services to ET. Accordingly, ET is no longer an equity method investment or a related party.
     We are in the final stages of completing existing projects with ET and at June 30, 2005 had a receivable of $332,000 from ET which is classified as accounts receivable. This balance is secured by certain ET accounts receivable and is paid to us via a lock-box arrangement as ET’s customers pay ET. We have also provided a $250,000 letter of credit to allow ET to obtain financing. This letter of credit, which reduced the availability on our $30,000,000 line of credit, was canceled on July 8, 2005.
6. Financing Facilities
     Our financing facilities include a $200,000,000 accounts receivable securitization financing facility, a $30,000,000 revolving line of credit and a $40,000,000 inventory financing facility.
     We have an agreement to sell receivables periodically to a special purpose accounts receivable and financing entity (the “SPE”), which is exclusively engaged in purchasing receivables from us. The SPE is a wholly-owned, bankruptcy-remote entity that we have included in our consolidated financial statements. The SPE funds its purchases by selling undivided interests in up to $200,000,000 of eligible trade accounts receivable to a multi-seller conduit administered by an independent financial institution. The sales to the conduit do not qualify for sale treatment under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” as we maintain effective control over the receivables that are sold. Accordingly, the receivables remain

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
recorded on our consolidated financial statements. At June 30, 2005, the SPE owned $340,789,000 of receivables recorded at fair value and included in our consolidated balance sheet, of which $175,597,000 was eligible for funding. The financing facility expires December 30, 2005 and accordingly, any amounts outstanding would be recorded in current liabilities. Interest is payable monthly, and the interest rate at June 30, 2005 on borrowed funds was 3.68% per annum, including the 0.35% commitment fee on the total $200,000,000 facility. During the three months ended June 30, 2005 and 2004, our weighted average interest rate per annum and weighted average borrowings under the facility were 3.09% and $9,890,000 and 1.76% and $43,187,000, respectively. During the six months ended June 30, 2005 and 2004, our weighted average interest rate per annum and weighted average borrowings under the facility were 3.07% and $11,022,000 and 1.71% and $41,071,000, respectively. At June 30, 2005, no amounts were outstanding and $175,597,000 was available under the facility. We have no reason to believe the facility will not be renewed at the end of its current term.
     As of June 30, 2005, there was $2,491,000 outstanding under our $30,000,000 revolving line of credit. The line of credit bears interest, payable quarterly, at a rate chosen by us among available rates subject to our leverage ratio and other terms and conditions. The available rates are the financial institution’s prime rate or the LIBOR based rate (6.25% and 4.59% per annum, respectively at June 30, 2005). The credit facility expires on December 31, 2007. At June 30, 2005 we had an outstanding letter of credit that reduced the availability on this line of credit by $250,000 (See Note 5). At June 30, 2005, $27,259,000 was available under the line of credit.
     Our $40,000,000 secured inventories financing facility can be used to facilitate the purchases of inventories from certain suppliers. As of June 30, 2005, there was $4,499,000 outstanding under the inventories financing facility and $35,501,000 was available. This facility is non-interest bearing if paid within its terms and expires December 31, 2005.
     Our financing facilities contain various covenants including the requirement that we maintain a specified amount of tangible net worth and comply with leverage and minimum fixed charge ratio requirements. In addition, our credit facilities prohibit the payment of cash dividends without the lenders’ consent. If we fall out of compliance with these covenants, the lenders would be able to demand payment within the specified notice period. We were in compliance with all such covenants at June 30, 2005.
7. Income Taxes
     Our effective tax rate for the three and six months ended June 30, 2005 was 38.6%. For the three months ended June 30, 2005, our effective tax rate differs from the United States federal statutory rate of 35% primarily due to state income taxes, net of federal tax, offset partially by lower tax rates on earnings in the United Kingdom and Canada.
     Our effective tax rates for the three and six months ended June 30, 2004 were 42.0% and 37.1%, respectively. For the three months ended June 30, 2004, our effective tax rates differ from the United States federal statutory rate of 35% primarily due to:
•	the accrual of deferred tax expense resulting from our determination that the investment in PlusNet no longer met the indefinite reversal criteria as defined by GAAP;

•	the recognition of an income tax benefit for valuation allowance releases related primarily to the utilization of depreciation allowance carryforwards; and

•	state income taxes, net of federal income tax benefit.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
8. Restructuring and Acquisition Integration Activities
Severance and Restructuring Costs Expensed in 2005
     As part of our ongoing cost structure evaluation, our various business segments routinely review the size of their workforces and make adjustments as they deem appropriate. As a result, we occasionally incur severance and related expenses consisting of involuntary workforce reduction costs. During the quarter ended June 30, 2005, Insight North America and Insight UK recorded severance and restructuring expenses of $3,650,000 and $414,000, respectively, for severance attributable to the elimination of 89 positions, primarily in support and management. These amounts included the severance for the former President of Insight North America of $2,400,000. Of the amounts recorded, $2,883,000 and $327,000 remained to be paid by Insight North America and Insight UK at June 30, 2005, respectively, and were included in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheet at June 30, 2005. We expect these amounts to be paid by September 30, 2005. Management expects these restructuring activities to have a positive effect on future operating results as employee related expenses associated with these positions are expected to be reinvested in the Company primarily in the areas of IT systems, account executives and sales manager headcount, marketing, skills development and human resources.
     The following table details the changes in severance and restructuring liabilities during the six months ended June 30, 2005 (in thousands):

	Insight North		Consolidated
	America	Insight UK	Total
Severance and restructuring expenses	$3,650	$414	$4,064
Foreign currency translation adjustments	—	6	6
Cash payments	(767)	(93)	(860)

Balance at June 30, 2005	$2,883	$327	$3,210

     Insight UK is in negotiations and currently has plans to move its London operations to a new facility towards the end of December 2005. If such move occurs, we expect Insight UK to record an additional restructuring charge during the three months ended December 31, 2005 of between $6,500,000 and $7,200,000 for the remaining lease payments for the old facility. This new building should provide Insight UK with a much better layout for our business model with additional room for growth. Additionally, it is in a much more desirable location, which should help employee recruitment, retention and morale.
Severance and Restructuring Costs Expensed in 2004
     During the year ended December 31, 2004, Insight North America, Insight UK and Direct Alliance recorded severance and restructuring expenses of $1,975,000, $377,000 and $83,000, respectively, for severance attributable to the elimination of certain sales, support and management functions. These amounts included $1,650,000 recorded for the retirement of the Executive Vice President, Chief Administrative Officer, General Counsel and Secretary and the planned elimination of this senior executive position. Of the amounts recorded, $137,000, $53,000 and $8,000 remained to be paid by Insight North America, Insight UK and Direct Alliance at December 31, 2004, respectively, and were included in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheet at December 31, 2004. All of these amounts were paid during the six months ended June 30, 2005.

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
     The following table details the changes in severance and restructuring liabilities during the six months ended June 30, 2005 (in thousands):

	Employee Termination Benefits
	Insight North			Consolidated
	America	Insight UK	Direct Alliance	Total
Balance at December 31, 2004	$137	$53	$8	$198
Foreign currency translation adjustments	—	(2)	—	(2)
Cash payments	(137)	(51)	(8)	(196)

Balance at June 30, 2005	$—	$—	$—	$—

Acquisition-Related Restructuring Costs Capitalized in 2001 as a Cost of an Acquisition
     In 2001, Insight UK recorded costs of $18,440,000 relating to restructuring the operations of an acquired company as part of the integration of this acquisition. These costs consisted of employee termination benefits and facilities based costs of $3,532,000 and $14,908,000, respectively, of which $3,562,000 of facilities based costs remained accrued at December 31, 2004. Adjustments to the accrued facilities based costs during the six months ended June 30, 2005 included the settlement of a liability assumed with the acquisition for $664,000 less than the amounts originally recorded and a decrease of $60,000 related to fluctuations in the British pound sterling exchange rates. Facilities based costs of $2,539,000 were paid during the six months ended June 30, 2005, resulting in an accrual balance of $299,000 which is included in accrued expenses on the accompanying condensed consolidated balance sheet as of June 30, 2005. Although the facilities based costs represent contractual payments under long-term leases, we are actively pursuing opportunities to negotiate a termination of these leases and have recorded the obligations as current accrued liabilities.
     The following table details the change in these liabilities for the six months ended June 30, 2005 (in thousands):

Facilities
Based
Costs
Balance at December 31, 2004	$3,562
Adjustments	(724)
Cash payments	(2,539)

Balance at June 30, 2005	$299

9. Reductions in Liabilities Assumed in Previous Acquisition
     During the six months ended June 30, 2005 and 2004, Insight UK settled certain liabilities assumed in previous acquisition for $664,000 and $3,160,000 less than the amounts originally recorded. The tax expense recorded during the six months ended June 30, 2005 related to this income was $358,000. The tax expense recorded during the six months ended June 30, 2004 related to this income was only $272,000 due to the release of the valuation allowance on the related deferred tax asset.

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
10. Commitments and Contingencies
Contractual
     We have agreed to extend to 2013 our multi-year sponsorship agreements with the Valley of the Sun Bowl Foundation d/b/a Insight Bowl and The Arizona Sports Foundation d/b/a Fiesta Bowl. These entities are the not-for-profit entities that conduct the Insight and Fiesta Bowl games, respectively, and related activities. We have committed to pay $10,400,000 over the next 8 years for sponsorship arrangements, ticket purchases and miscellaneous expenses.
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
     As described in Note 13, on July 11, 2005, we provided to Branson M. (“Tony”) Smith, President of Direct Alliance, notice of termination of his employment, without cause, effective October 9, 2005. The total severance amount related to this termination, including incentive compensation for the third quarter of 2005, is estimated to be approximately $1,000,000 and will be recorded in our financial statements in the third quarter of 2005.
Guaranties
     In conjunction with a significant product sale made by ET, our former equity method investee described in Note 5, we have provided performance guaranties to a customer on behalf of ET. Under these guaranties, we would be required to deliver products and perform under the purchase agreement between ET and the customer if ET is unable to do so. With respect to this guaranty, we assessed the fair value of our obligation to stand ready to perform by considering the likelihood of occurrence of the specified triggering events or conditions requiring performance, as well as other assumptions and factors. The aggregate fair value of such performance guaranties is immaterial to the Company’s consolidated financial position, results of operations and cash flows. We have also provided a $250,000 outstanding letter of credit that reduces the availability on our $30,000,000 line of credit to allow ET to obtain financing. The Company is not acting as a guarantor under ET’s financing arrangement other than the letter of credit. The letter of credit was canceled on July 8, 2005.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Indemnifications
     In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify either our customer or a third party service provider in the arrangement from any losses incurred relating to services performed on our behalf or for losses arising from certain defined events, which may include litigation or claims relating to past performance. These arrangements include, but are not limited to, our indemnification of our officers and directors to the maximum extent under the laws of the State of Delaware, the indemnification of our lessors for certain claims arising from our use of leased facilities, and the indemnification of the bank that provides our credit facilities for certain claims arising from the bank’s grant of credit to us. Such indemnification obligations may not be subject to maximum loss clauses. Management believes that payments, if any, related to these indemnifications are not probable at June 30, 2005 and would be immaterial. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.
Legal Proceedings
     We are party to various legal proceedings arising in the ordinary course of business, including asserted preference payment claims in customer bankruptcy proceedings, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights and claims of alleged non-compliance with contract provisions.
     In accordance with SFAS No. 5, “Accounting for Contingencies,” we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the effects of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular claim. Although litigation is inherently unpredictable, we believe that we have adequate provisions for any probable and estimable losses. It is possible, nevertheless, that the results of our operations or cash flows could be materially and adversely affected in any particular period by the resolution of a legal proceeding.
11. Share Repurchases
     On March 3, 2005, we announced that our Board of Directors had authorized the purchase of up to $25,000,000 of our common stock. As of June 30, 2005, we have purchased 1,402,100 shares of our common stock at a total cost of $24,998,000 (an average price of $17.83), which completed this stock repurchase program. All shares repurchased have been retired.
     On May 12, 2005, we announced that our Board of Directors authorized a $25,000,000 increase to the stock repurchase program announced on March 3, 2005. Purchases may be made from time to time in both open market and private transactions, as conditions warrant. At June 30, 2005, we had not yet made any stock purchases under this increase to the stock repurchase program.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
     All intercompany transactions are eliminated upon consolidation and there are no differences between the accounting policies used to measure profit and loss for our operating segments and on a consolidated basis. Net sales are defined as net sales from external customers. No customer accounted for greater than ten percent of our consolidated net sales.
     The tables below present information about our reportable operating segments as of and for the three months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30, 2005
	Insight
	North	Insight	Direct
	America	UK	Alliance	Consolidated
Net sales	$669,061	$117,681	$18,141	$804,883
Costs of goods sold	590,638	101,524	13,948	706,110

Gross profit	78,423	16,157	4,193	98,773
Operating expenses:
Selling and administrative expenses	59,695	13,106	1,575	74,376
Severance and restructuring expenses	3,650	414	—	4,064

Earnings from operations	$15,078	$2,637	$2,618	$20,333

Total assets	$919,706	$156,784	$68,435	$852,537	*

	Three Months Ended June 30, 2004
	Insight
	North	Insight	Direct
	America	UK	Alliance	Consolidated
Net sales	$634,451	$105,171	$17,438	$757,060
Costs of goods sold	561,810	89,956	12,641	664,407

Gross profit	72,641	15,215	4,797	92,653
Operating expenses:
Selling and administrative expenses	56,649	12,928	1,659	71,236

Earnings from operations	$15,992	$2,287	$3,138	$21,417

Total assets	$809,347	$113,823	$61,880	$812,844	*

*	Consolidated total assets include net intercompany eliminations and corporate assets of $292,388 and $172,206 at June 30, 2005, and 2004, respectively.

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
     The tables below present information about our reportable operating segments as of and for the six months ended June 30, 2005 and 2004 (in thousands):

	Six Months Ended June 30, 2005
	Insight
	North	Insight	Direct
	America	UK	Alliance	Consolidated
Net sales	$1,311,737	$236,296	$36,217	$1,584,250
Costs of goods sold	1,157,570	204,484	28,175	1,390,229

Gross profit	154,167	31,812	8,042	194,021
Operating expenses:
Selling and administrative expenses	116,777	25,697	2,882	145,356
Severance and restructuring expenses	3,650	414	—	4,064
Reductions in liabilities assumed in previous acquisition	—	(664)	—	(664)

Earnings from operations	$33,740	$6,365	$5,160	$45,265

Total assets	$919,706	$156,784	$68,435	$852,537	*

	Six Months Ended June 30, 2004
	Insight
	North	Insight	Direct
	America	UK	Alliance	Consolidated
Net sales	$1,216,763	$225,648	$36,134	$1,478,545
Costs of goods sold	1,075,360	193,714	26,535	1,295,609

Gross profit	141,403	31,934	9,599	182,936
Operating expenses:
Selling and administrative expenses	111,879	26,233	3,189	141,301
Reductions in liabilities assumed in previous acquisition	—	(3,160)	—	(3,160)

Earnings from operations	$29,524	$8,861	$6,410	$44,795

Total assets	$809,347	$113,823	$61,880	$812,844	*

*	Consolidated total assets include net intercompany eliminations and corporate assets of $292,388 and $172,206 at June 30, 2005, and 2004, respectively .
13. Subsequent Event
     On July 11, 2005, we provided to Branson (“Tony”) M. Smith, President of Direct Alliance, notice of termination of his employment, without cause, effective October 9, 2005. Mr. Smith was placed on administrative leave from July 11, 2005 until his termination date of October 9, 2005. Pursuant to the employment agreement, we will pay Mr. Smith, in addition to base pay while on administrative leave, incentive compensation earned through the third quarter of 2005. Immediately following the termination date, Mr. Smith will also receive a lump sum severance payment equal to two times his base salary (less the amount paid during the 90-day notice period) plus two times the sum of the quarterly bonuses for the four most recently completed calendar quarters. The total severance amount related to this termination, including incentive compensation for the third quarter of 2005, is estimated to be approximately $1,000,000 and will be recorded in our financial statements in the third quarter of 2005.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with the condensed consolidated financial statements and the related notes that appear elsewhere in this report.
Quarterly Overview
     We are a leading provider of IT products and services to businesses in the United States, Canada and the United Kingdom. Our offerings include brand name computing products, IT services and outsourcing of business processes. As of June 30, 2005, we were organized in the following operating segments:
•	Provider of IT products and services – North America (“Insight North America”);

•	Provider of IT products and services – United Kingdom (“Insight UK”); and

•	Business process outsourcing provider (“Direct Alliance”).
     We evaluate the performance of our operating segments based on results of operations before certain unusual items such as severance and restructuring expenses, income resulting from reductions in liabilities assumed in a previous acquisition, the tax effects of these items and other tax adjustments. Reconciliations of segment results of operations to consolidated results of operations can be found in Note 12 to the condensed consolidated financial statements included in this report.
     Net sales for the three months ended June 30, 2005 increased 6% to $804.9 million from $757.1 million for the three months ended June 30, 2004. Net earnings for the three months ended June 30, 2005 decreased 3% to $12.7 million from $13.0 million for the three months June 30, 2004. For the three months ended June 30, 2005, diluted earnings per share remained consistent at $0.26 compared to the three months ended June 30, 2004. Net earnings and diluted earnings per share for the three months ended June 30, 2005 include severance and restructuring expenses of $4.1 million, $1.6 million net of tax. Net earnings and diluted earnings per share for the three months ended June 30, 2004 include a $1.3 million tax benefit related to valuation allowance releases and a $2.1 million tax expense adjustment related to our discontinued operation.
     Insight North America reported year over year growth in quarterly net sales of 5%. Although we believe our overall growth rate was near market growth rates, our growth in sales to large corporate enterprises continues to be strong while sales to small- to medium-sized businesses (“SMB”) were basically flat compared to the second quarter of 2004. As a result, improving the growth rates in sales to SMB clients is, and will continue to be, a specific area of focus as we move into the second half of 2005. To improve growth rates, we plan to devote resources to hire additional account executives and sales managers, as well as increase the effectiveness of our marketing, skills development, human resources and IT systems. To provide resources for these plans, we implemented a set of restructuring activities at the end of the second quarter of 2005 which were based on an extensive review of key business processes to identify ways to reduce expenses by automating key business processes, flattening the organizational structure and increasing the effectiveness of our management team. These restructuring actions are designed to streamline parts of the organization, particularly in the area of executive management and sales support, and resulted in the elimination of 73 positions in Insight North America, of which 16 positions were in management. We expect these restructuring activities to have a positive effect on future operating results as the $1.3 million of employee related expenses associated with these positions are expected to be reinvested in the areas we believe are necessary for growth. Insight North America’s earnings from operations decreased 6% compared to the second quarter of 2004 due to severance and restructuring expenses described above.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
     Net sales for Insight UK for the three months ended June 30, 2005 increased 12% compared to the three months ended June 30, 2004. In British pound sterling, we posted an increase in net sales of 9% compared to the second quarter last year, a rate we believe was greater than the overall market growth rate in the United Kingdom. We believe our additions of experienced account executives and management focused on large corporate enterprises, as well as various internal initiatives to drive sales growth, contributed to our ability to take market share in the United Kingdom during the second quarter. Additionally, Insight UK benefited from having 63 shipping days in the second quarter of 2005 compared to 61 shipping days in the second quarter of 2004.
     Net sales for Direct Alliance for the three months ended June 30, 2005 increased 4% while earnings from operations decreased 17% for the three months ended June 30, 2005. The increase in sales was due to increases in performance fees for various programs. The decline in earnings from operations was due primarily to the renegotiated fee structures as part of multi-year contract renewals with some of Direct Alliance’s largest clients. These decreases were offset partially by sales to new clients and a focus on controlling administrative expenses.
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
Critical Accounting Policies and Estimates
General
     Our condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales, costs of goods sold and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Members of our senior management have discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results, however, may differ from estimates we have made.
     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and either different estimates reasonably could have been used, or changes in the accounting estimates are reasonably likely to occur periodically, that could materially affect the condensed consolidated financial statements. We believe there have been no significant changes during the six months ended June 30, 2005 to the items we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2004.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
RESULTS OF OPERATIONS
     The following table sets forth for the period presented certain financial data as a percentage of net sales for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	87.7	87.8	87.8	87.6

Gross profit	12.3	12.2	12.2	12.4
Operating expenses:
Selling and administrative expenses	9.2	9.4	9.2	9.6
Severance and restructuring expenses	0.6	—	0.1	—
Reductions in liabilities assumed in a previous acquisition	—	—	—	(0.2)

Earnings from operations	2.5	2.8	2.9	3.0
Non-operating (income) expense:
Interest income	(0.1)	(0.0)	(0.0)	(0.0)
Interest expense	0.0	0.0	0.0	0.0
Other expense (income), net	0.0	0.0	0.0	0.0

Earnings from continuing operations before income taxes	2.6	2.8	2.9	3.0
Income tax expense	1.0	0.9	1.1	0.9

Net earnings from continuing operations	1.6	1.9	1.8	2.1
Loss from discontinued operation, net of tax	—	(0.2)	—	(0.1)

Net earnings	1.6%	1.7%	1.8%	2.0%

2005 Compared to 2004
     Net Sales. Net sales for the three months ended June 30, 2005 increased 6% to $804.9 million from $757.1 million for the three months ended June 30, 2004. Net sales for the six months ended June 30, 2005 increased 7% to $1,584.3 million from $1,478.5 million for the six months ended June 30, 2004. Our net sales by operating segment were as follows (in thousands):

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2005	2004	Change	2005	2004	Change
Insight North America	$669,061	$634,451	5%	$1,311,737	$1,216,763	8%
Insight UK	117,681	105,171	12%	236,296	225,648	5%
Direct Alliance	18,141	17,438	4%	36,217	36,134	—%

Consolidated	$804,883	$757,060	6%	$1,584,250	$1,478,545	7%

     Insight North America’s sales increased for the three months ended June 30, 2005 by 5% to $669.1 million from $634.5 million for the three months ended June 30, 2004 and by 8% to $1,311.7 million for the six months ended June 30, 2005 from $1,216.8 million for the six months ended June 30, 2004. The increases in net sales over the prior year periods are due primarily to a stable demand environment and our initiatives that continue to focus on ways to deliver technology solutions to business customers more effectively and efficiently. The growth rates for Insight North America continue to be strong in sales to large corporate enterprises while sales to SMB clients were basically flat compared to the second quarter of 2004. Insight North America had 1,054 account executives at June 30, 2005 compared with 1,252 at June 30, 2004. The decrease in account executives was due to planned headcount reductions, based on performance, during the third quarter of 2004 in order to reduce costs and increase the productivity of the remaining account executives. Additionally, we delayed

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
increasing the number of account executives while we revamped our recruiting processes and our new hire training program. We now plan to add approximately 50 net account executives by December 31, 2005, primarily in our divisions focused on SMB clients. Net sales per average account executive in Insight North America increased 19% from $519,000 for the three months ended June 30, 2004 to $619,000 for the three months ended June 30, 2005, which we believe is attributable to internal initiatives designed to allow our account executives to work more productively. The average tenure of our account executives in Insight North America has also increased from 3.1 years at June 30, 2004 to 3.8 years at June 30, 2005.
     Insight UK’s net sales increased 12% to $117.7 million for the three months ended June 30, 2005 from $105.2 million for the three months ended June 30, 2004. In British pound sterling, net sales increased 9% compared to the same period in 2004. Insight UK’s net sales increased 5% to $236.3 million for the six months ended June 30, 2005 from $225.7 million for the six months ended June 30, 2004. In British pound sterling, net sales increased 2% compared to the same period in 2004. We believe our additions of experienced account executives and management focused on large corporate enterprises, as well as various internal initiatives to drive sales growth, contributed to our ability to take market share in the United Kingdom during the first half of 2005, most notably in the second quarter. Additionally, Insight UK benefited from having 63 shipping days in the second quarter of 2005 compared to 61 shipping days in the second quarter of 2004. Insight UK had 303 account executives at June 30, 2005 compared to 321 at June 30, 2004. The decrease is due to aggressive recruiting of our more experienced account executives by some of our competition earlier in 2005. We expect our net account executive headcount will increase by 10 to 20 account executives per quarter for the remainder of 2005. Net sales per average account executive in Insight UK increased 11% from $355,000 for the three months ended June 30, 2004 to $393,000 for the three months ended June 30, 2005, which we believe is attributable to internal initiatives designed to allow our account executives to work more productively. The average tenure of our account executives in Insight UK has remained stable at 2.0 years, despite the recent loss of some experienced account executives earlier in 2005.
     Percentage of product net sales by category for Insight North America and Insight UK were as follows for the three and six months ended June 30, 2005 and 2004:

	Insight North America				Insight UK
	For Three Months		For Six Months		For Three Months		For Six Months
	Ended June 30,		Ended June 30,		Ended June 30,		Ended June 30,
Product Categories	2005	2004	2005	2004	2005	2004	2005	2004
Computers:
Notebooks and PDAs	18%	17%	17%	17%	18%	16%	19%	18%
Desktops and servers	16%	17%	17%	18%	15%	13%	14%	12%

	34%	34%	34%	35%	33%	29%	33%	30%

Software	12%	12%	12%	11%	15%	16%	15%	15%

Storage devices	8%	7%	8%	7%	9%	8%	8%	7%

Printers	7%	10%	8%	10%	8%	10%	9%	11%

Network and connectivity	13%	11%	12%	10%	8%	8%	8%	8%

Monitors and video	6%	8%	6%	8%	9%	11%	9%	11%

Memory and processors	5%	6%	5%	5%	4%	4%	4%	4%

Supplies and accessories	7%	6%	7%	7%	8%	8%	8%	8%

Miscellaneous	8%	6%	8%	7%	6%	6%	6%	6%

	100%	100%	100%	100%	100%	100%	100%	100%

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
     In general, we are seeing declines in average selling prices for most of our product categories, which requires us to sell more units in order to maintain or increase the level of sales. The largest product category continues to be computers, representing 34% of Insight North America product net sales and 33% of Insight UK product sales for the quarter ended June 30, 2005. In both Insight North America and Insight UK, we are seeing demand for computer refreshes, server consolidations and software licensing, as well as IT solutions related to connectivity, security and data retention needs. These business needs are resulting in increased sales of storage and network and connectivity products in Insight North America and in sales of storage and computers for the UK. We have experienced decreases in sales of printers and monitors as average selling prices continue to decline and competitive pressure for these products, particularly with respect to printers in North America, have increased. Also, sales of services in Insight North America, which are not included in the product category table above, increased over the prior year periods. Although this does not have a material effect on net sales, it has positively affected our gross profit as a percentage of net sales.
     Direct Alliance’s net sales of $18.1 million for the three months ended June 30, 2005 increased 4% from sales of $17.4 million for the three months ended June 30, 2004. Direct Alliance’s net sales of $36.2 million for the six months ended June 30, 2005 increased slightly from sales of $36.1 million for the six months ended June 30, 2004. Direct Alliance’s net sales are concentrated with a few manufacturers of IT products. For the three and six months ended June 30, 2005, Direct Alliance’s largest outsourcing client accounted for 31% and 42% of Direct Alliance’s net sales, respectively, compared to 61% for the three and six months ended June 30, 2004. For the three and six months ended June 30, 2005, Direct Alliance’s top three outsourcing clients accounted for approximately 76% of Direct Alliance’s net sales compared to 90% for the three and six months ended June 30, 2004. The declines in concentration with Direct Alliance’s largest clients reflects the fact that the historical contract with Direct Alliance’s largest client, IBM, was replaced in May 2005 with separate contracts with IBM and Lenovo Limited Group.
     Gross Profit. Gross profit increased 7% to $98.8 million for the three months ended June 30, 2005 from $92.7 million for the three months ended June 30, 2004. As a percentage of net sales, gross profit increased from 12.2% for the three months ended June 30, 2004 to 12.3% for the three months ended June 30, 2005. Gross profit increased 6% to $194.0 million for the six months ended June 30, 2005 from $182.9 million for the six months ended June 30, 2004. As a percentage of net sales, gross profit decreased from 12.4% for the six months ended June 30, 2004 to 12.2% for the six months ended June 30, 2005. Our gross profit and gross profit as a percent of net sales by operating segment for the three and six months ended June 30, 2005 and 2004 were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
		% of		% of		% of		% of
		Net		Net		Net		Net
	2005	Sales	2004	Sales	2005	Sales	2004	Sales
Insight North America	$78,423	11.7%	$72,641	11.4%	$154,167	11.8%	$141,403	11.6%
Insight UK	16,157	13.7%	15,215	14.5%	31,812	13.5%	31,934	14.2%
Direct Alliance	4,193	23.1%	4,797	27.5%	8,042	22.2%	9,599	26.6%

Consolidated	$98,773	12.3%	$92,653	12.2%	$194,021	12.2%	$182,936	12.4%

     Insight North America’s gross profit increased for the three months ended June 30, 2005 by 8% to $78.4 million from $72.6 million for the three months ended June 30, 2004. As a percentage of net sales, gross profit increased to 11.7% for three months ended June 30, 2005 from 11.4% for the three months ended June 30, 2004 due primarily to increases in product margin, services and freight margin. These increases were offset partially by increases in the percentage of sales to large corporate enterprise clients, which are generally at lower product margins, increases in the write-downs of inventories and decreases in supplier reimbursements as a percentage of net sales. Insight North America’s gross profit increased for the six months ended June 30, 2005 by 9% to $154.2 million from $141.4 million for the six months ended June 30, 2004. As a percentage of net sales, gross profit

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
increased to 11.8% from 11.6% for the six months ended June 30, 2004 due primarily to increases in freight margin, product margin and services. These increases were offset partially by increases in the percentage of sales to large corporate enterprise clients, which are generally at lower product margins, and increases in the write-downs of inventories.
     Insight UK’s gross profit increased for the three months ended June 30, 2005 by 6% to $16.2 million from $15.2 million for the three months ended June 30, 2004. As a percentage of net sales, gross profit decreased from 14.5% for the three months ended June 30, 2004 to 13.7% for the three months ended June 30, 2005. The decrease was primarily the result of a shift in product mix to lower margin products, an increase in the percentage of sales to large enterprise and public sector customers, which are generally at lower product margins, and a decrease in supplier reimbursements as a percentage of net sales. These decreases were offset partially by increases in referral fees from Microsoft for enterprise agreement renewals and decreases in the write-downs of inventories as a percentage of net sales. Insight UK’s gross profit decreased slightly for the six months ended June 30, 2005 to $31.8 million from $31.9 million for the six months ended June 30, 2004. As a percentage of net sales, gross profit decreased from 14.2% for the three months ended June 30, 2004 to 13.5% for the six months ended June 30, 2005. The decrease was primarily the result of a shift in product mix to lower margin products, a decrease in supplier reimbursements as a percentage of net sales and a decrease in services. These decreases were offset partially by increases in referral fees from Microsoft for enterprise agreement renewals and increases in supplier discounts.
     Direct Alliance’s gross profit decreased 13% for the three months ended June 30, 2005 to $4.2 million from $4.8 million for the three months ended June 30, 2004. As a percentage of net sales, gross profit decreased to 23.1% for the three months ended June 30, 2005 from 27.5% for the three months ended June 30, 2004. Direct Alliance’s gross profit decreased by 16% for the six months ended June 30, 2005 to $8.0 million from $9.6 million for the six months ended June 30, 2004. As a percentage of net sales, gross profit decreased to 22.2% for the six months ended June 30, 2005 from 26.6% for the six months ended June 30, 2004. The overall decrease in the 2005 periods compared to the 2004 periods is due primarily to renegotiated fee structures as part of multi-year contract renewals with some of Direct Alliance’s largest clients. These decreases were offset partially by increases in gross profit from programs with other clients.
     Operating Expenses.
     Selling and administrative expenses. Selling and administrative expenses increased 4% to $74.4 million for the three months ended June 30, 2005 from $71.2 million for the three months ended June 30, 2004, but decreased as a percent of net sales to 9.2% for the three months ended June 30, 2005 from 9.4% for the three months ended June 30, 2004. Selling and administrative expenses increased 3% to $145.3 million for the six months ended June 30, 2005 from $141.3 million for the six months ended June 30, 2004, but decreased as a percent of net sales to 9.2% for the six months ended June 30, 2005 from 9.6% for the six months ended June 30, 2004. Selling and administrative expenses as a percent of net sales by operating segment for the three and six months ended June 30, 2005 and 2004 were as follows (in thousands):

	Three months Ended June 30,				Six Months Ended June 30,
		% of		% of		% of		% of
		Net		Net		Net		Net
	2005	Sales	2004	Sales	2005	Sales	2004	Sales
Insight North America	$59,695	8.9%	$56,649	8.9%	$116,777	8.9%	$111,879	9.2%
Insight UK	13,106	11.1%	12,928	12.3%	25,697	10.9%	26,233	11.6%
Direct Alliance	1,575	8.7%	1,659	9.5%	2,882	8.0%	3,189	8.8%

Consolidated	$74,376	9.2%	$71,236	9.4%	$145,356	9.2%	$141,301	9.6%

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
     Insight North America’s selling and administrative expenses increased for the three months ended June 30, 2005 by 5% to $59.7 million from $56.6 million for the three months ended June 30, 2004. As a percentage of net sales, selling and administrative expenses remained consistent at 8.9% for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Insight North America’s selling and administrative expenses increased for the six months ended June 30, 2005 by 4% to $116.8 million from $111.9 million for the six months ended June 30, 2004. As a percentage of net sales, selling and administrative expenses decreased to 8.9% for the three months ended June 30, 2005 from 9.2% for the six months ended June 30, 2004. In the 2005 periods, we benefited from increased net sales, increases in operational efficiencies and decreases in bad debt expense as a percentage of sales. These savings were offset by increased expenses in areas we are investing in for growth, most notably marketing, skills development and human resources.
     Insight UK’s selling and administrative expenses increased for the three months ended June 30, 2005 by 1% to $13.1 million from $12.9 million for the three months ended June 30, 2004. As a percentage of net sales, selling and administrative expenses decreased to 11.1% for the three months ended June 30, 2005 from 12.3% for the three months ended June 30, 2004. Insight UK’s selling and administrative expenses decreased for the six months ended June 30, 2005 by 2% to $25.7 million from $26.2 million for the six months ended June 30, 2004. As a percentage of net sales, selling and administrative expenses decreased to 10.9% for the six months ended June 30, 2005 from 11.6% for the six months ended June 30, 2004. The decrease in selling and administrative expenses as a percentage of net sales in the 2005 periods is due primarily to an increase in net sales, an increase in supplier funds used to offset specific marketing expenditures and a decrease in bad debt expense as a percentage of net sales. These decreases were offset partially by investments in account executives and sales management and greater compensation expense from changes in sales compensation plans.
     Direct Alliance’s selling and administrative expenses decreased 5% for the three months ended June 30, 2005 to $1.6 million from $1.7 million for the three months ended June 30, 2004. As a percentage of net sales, selling and administrative expenses decreased to 8.7% for the three months ended June 30, 2005 from 9.5% for the three months ended June 30, 2004. Direct Alliance’s selling and administrative expenses decreased 10% for the six months ended June 30, 2005 to $2.9 million from $3.2 million for the six months ended June 30, 2004. As a percentage of net sales, selling and administrative expenses decreased to 8.0% for the six months ended June 30, 2005 from 8.8% for the six months ended June 30, 2004. The decrease in selling and administrative expenses as a percentage of net sales in the 2005 periods is due primarily to an increased focus on controlling administrative expenses.
     Severance and Restructuring Expenses. During the quarter ended June 30, 2005, Insight North America and Insight UK recorded severance and restructuring expenses of $3.7 million and $414,000, respectively, for severance attributable to the elimination of 89 positions, primarily in support and management. These amounts included the severance for the former President of Insight North America of $2.4 million. See Note 8 to the condensed consolidated financial statements in Item 1 of this report for further discussion.
     Reductions in Liabilities Assumed in Previous Acquisition. During the six months ended June 30, 2005 and 2004, Insight UK settled certain liabilities assumed in a previous acquisition for $664,000 and $3.2 million, respectively, less than the amounts originally recorded. See Note 9 to the condensed consolidated financial statements in Item 1 of this report for further discussion.
     Interest Income. Interest income of $929,000 and $317,000 for the three months ended June 30, 2005 and 2004, respectively, and $1,730,000 and $633,000 for the six months ended June 30, 2005 and 2004, respectively, was generated through short-term investments. The increase in interest income is due to a generally higher level of cash available to be invested in short-term investments and increases in interest rates earned on those investments during the 2005 periods.
     Interest Expense. Interest expense of $304,000 and $474,000 for the three months ended June 30, 2005 and 2004, respectively, and $597,000 and $857,000 for the six months ended June 30, 2005 and 2004,

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
respectively, primarily relates to borrowings under our financing facilities. The decrease in interest expense is due to a reduction in the amounts outstanding under our interest-bearing financing facilities offset partially by increases in interest rates.
     Other Expenses (Income), Net. Other expense, net, decreased to $307,000 for the three months ended June 30, 2005 from $365,000 for the three months ended June 30, 2004. Other expenses (income), net, decreased to $466,000 of expense for the six months ended June 30, 2005 compared to $80,000 of income for the six months ended June 30, 2004. These amounts consist primarily of bank fees associated with our financing facilities and cash management and miscellaneous investment gains or losses. The net other income for the six months ended June 30, 2004 was due primarily to income from two separate gains on investments consisting of Insight UK’s sale of a building for a gain of $328,000 and Direct Alliance’s realization of a $516,000 gain from the sale of stock upon the exercise of stock options that were received from a client several years ago as compensation for a note receivable extension.
     Income Tax Expense.Our effective tax rates for the three months ended June 30, 2005 and 2004 were 38.6% and 42.0%, respectively. Our effective tax rate for the three months ended June 30, 2004 was higher than for the three months ended June 30, 2005 primarily due to the following tax adjustments recorded in the three months ended June 30, 2004:
•	deferred income tax expense of $2,110,000 resulting from our determination that the investment in PlusNet no longer met the indefinite reversal criteria as defined by GAAP; and

•	recognition of a $1,257,000 income tax benefit for valuation allowance releases related primarily to the utilization of depreciation allowance carryforwards.
     Our effective tax rates for the six months ended June 30, 2005 and 2004 were 38.6% and 37.1%, respectively. Our effective tax rate for the six months ended June 30, 2005 was higher than for the six months ended June 30, 2004 primarily because, in addition to the tax adjustments described above, we recognized an income tax benefit of $2,888,000 during the six months ended June 30, 2004 for valuation allowance releases related to a reduction of liabilities assumed in a previous acquisition and the utilization of capital loss carryforwards.
     Additionally, a larger percentage of our earnings during the three and six months ended June 30, 2005 was taxable in the United States, which has a higher combined federal and state effective tax rate than the United Kingdom and Canada.
     Discontinued operation.
     Loss from discontinued operation. In 2004, we sold our entire investment in PlusNet. Accordingly, the results of operations attributable to PlusNet are disclosed as a discontinued operation. See Note 4 to the condensed consolidated financial statements in Item 1 of this report for further discussion.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Liquidity and Capital Resources
     The following table sets forth certain condensed consolidated cash flow information for the six months ended June 30, 2005 and 2004 (in thousands):

	Six Months Ended
	June 30,
	2005	2004
Net cash provided by operating activities	$65,860	$12,495
Net cash provided by (used in) investing activities	9,061	(10,652)
Net cash (used in) provided by financing activities	(43,809)	16,584
Foreign currency exchange impact on cash flow	(3,817)	283

Increase in cash and cash equivalents	27,295	18,710
Cash and cash equivalents at beginning of period	38,443	41,897

Cash and cash equivalents at end of period	$65,738	$60,607

Cash and Cash Flow
     Our cash balances are held in the United States, Canada and the United Kingdom, with the majority in the United Kingdom. Cash held in Canada and the United Kingdom could be repatriated to the United States, but a portion would be subject to United States federal income taxes, less applicable foreign tax credits. Our present intent is to hold those cash balances which would be subject to repatriation taxes in these countries for future growth and investments and to meet any liquidity requirements in the United States through ongoing cash flows, external borrowings or both.
     As noted in Note 1 to the condensed consolidated financial statements in Item 1 of this report, in 2004, FASB released FSP 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” which provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on an enterprise’s income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We have not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.
     Our primary use of cash in the past few years has been to fund our working capital requirements, capital expenditures and acquisitions.
     Net cash provided by operating activities. Cash flows from operations for the six months ended June 30, 2005 and 2004 were $65.9 million and $12.5 million, respectively. For the six months ended June 30, 2005, cash flows from operations resulted primarily from net earnings before depreciation, decreases in accounts receivable and increases in customer payments received in advance of shipments. These increases were partially offset by decreases in accounts payable and our inventories financing facility. Cash flows from operations for the six months ended June 30, 2004 resulted primarily from net earnings before depreciation, offset partially by increases in accounts receivable and decreases in accounts payable and accrued expenses.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
     Our consolidated cash flow operating metrics for the six months ended June 30, 2005 and 2004 are as follows:

	Six Months Ended
	June 30
	2005	2004
Days outstanding in ending accounts receivable (“DSOs”)	48	48
Inventory turns (excluding inventories not available for sale)	31	30
Days outstanding in ending accounts payable (“DPOs”)	24	27
     Annualized inventory turns, excluding inventories not available for sale, were 31 times for the six months ended June 30, 2005 compared to 30 times for the six months ended June 30, 2004 due primarily to a decrease in inventory levels from December 31, 2004. The $39.3 million of inventories not available for sale at June 30, 2005 represents inventories segregated pursuant to binding customer contracts, which will be recorded as net sales when the criteria for sales recognition are met. DSOs were consistent at 48 days for the six months ended June 30, 2005 and 2004. DPOs decreased from 27 days for the six months ended June 30, 2004 to 24 days for the six months ended June 30, 2005 due primarily to increases in opportunities to take early pay discounts from suppliers and timing of payments at quarter end.
     If sales continue to increase in the future, we expect that cash flow from operations will be used, at least partially, to fund working capital as we typically increase balances in our inventories and pay our suppliers, in order to take advantage of supplier discounts, on average terms that are shorter than the average terms granted to our customers.
     Net cash provided by (used in) investing activities. In January 2005, we received the $27.4 million receivable from underwriter related to the sale of our investment in PlusNet. Capital expenditures of $18.3 million for the six months ended June 30, 2005 primarily relate to the purchase of an office facility in Bloomingdale, Illinois for $7.75 million, capitalized costs of computer software developed for internal use and computer equipment. Capital expenditures for the six months ended June 30, 2004 of $10.3 million primarily related to software, hardware and capitalized computer software development costs associated with the IT system conversion in Insight North America and capitalized costs of computer software developed for internal use in other parts of the organization. We expect total capital expenditures in 2005 to be between $25.0 million and $30.0 million.
     Net cash (used in) provided by financing activities. During the six months ended June 30, 2005, cash was primarily used to make repayments on our short-term financing facility and to repurchase shares of our common stock. During the six months ended June 30, 2004, cash was primarily used to make repayments on our short-term financing facility and line of credit, offset partially by cash received from common stock issuances as a result of stock option exercises.
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
     As discussed in Note 11 of our condensed consolidated financial statements, we expect to use cash to repurchase up to $25.0 million in stock from time to time in both open market and private transactions, as conditions warrant.
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
Off Balance Sheet Arrangements
     We have entered into off-balance sheet arrangements as defined by the SEC’s Final Rule 67, “Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations,” including guaranties and indemnifications and an outstanding letter of credit of $250,000 as discussed in Note 10 to the condensed consolidated financial statements in this report. We believe that none of our off-balance sheet arrangements have, or is reasonably likely to have, a material current or future effect on our financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources. We believe our off-balance sheet arrangements are a minor component of our business, which we use primarily to enhance our relationships with customers who desire to do business with minority-owned suppliers, such as Executive Technology, Inc.
     We believe there have been no significant changes during the six months ended June 30, 2005 to the items we disclosed as our contractual obligations for continuing operations in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2004, except that the short-term debt has been reduced to $0 at June 30, 2005 from $25.0 million at December 31, 2004.
Factors That May Affect Future Results and Financial Condition
     Changes in the economic environment and/or information technology industry may reduce demand for the products and services we sell. Our results of operations are influenced by a variety of factors, including general economic conditions, the condition of the IT industry, shifts in demand for, or availability of, computer products, peripherals and software and IT services and industry introductions of new products, upgrades or methods of distribution. Net sales can be dependent on demand for specific product categories, and any change in demand for or supply of such products could have a material adverse effect on our net sales if we fail to react in a timely manner to such changes. Our operating results are also highly dependent upon our level of gross profit as a percentage of net sales, which fluctuates due to numerous factors, including changes in prices from suppliers, changes in the amount and timing of supplier reimbursements and marketing funds that are made available, volumes of purchases, changes in customer mix, the relative mix of products sold during the period, general competitive conditions, the availability of opportunistic purchases and opportunities to increase market share. In addition, our expense levels, including marketing, the costs of facilities expansion, acquisitions and the costs and salaries incurred in connection with the hiring of account executives, are based, in part, on anticipated net sales and the anticipated amount and timing of supplier reimbursements and marketing funds. Therefore, we may not be able to reduce spending in a timely manner to compensate for any unexpected net sales shortfall and any such inability could have a material adverse effect on our business, results of operations and financial condition.
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

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
     Certain manufacturers provide us with substantial incentives in the form of early payment discounts, supplier reimbursements, referral fees, marketing funds, price protections and rebates. Supplier funds are used to offset, among other things, cost of goods sold, marketing costs and other operating expenses. Certain of these funds are based on our volume of net sales or purchases, growth rate of net sales or purchases and marketing programs. If we do not grow our net sales over prior periods or if we are not in compliance with the terms of these programs, there could be a material negative effect on the amount of incentives offered to us by our manufacturers. Additionally, suppliers routinely change the requirements and amounts of funds available. No assurance can be given that we will continue to receive such incentives or that we will be able to collect outstanding amounts relating to these incentives in a timely manner, or at all. A reduction in, the discontinuance of, a significant delay in receiving or the inability to collect such incentives could have a material adverse effect on our business, results of operations and financial condition.
     Although product is available from multiple sources via the distribution channel as well as directly from manufacturers, we rely on the manufacturers of products we offer not only for product availability and supplier reimbursements, but also for development and marketing of products that compete effectively with products of manufacturers we do not currently offer, particularly Dell. We do have the ability to sell, and periodically have sold, Dell product if it is specifically requested by our customers and approved by Dell, although we do not proactively advertise or offer Dell products.
     On May 1, 2005, a definitive agreement was completed between Lenovo Group Limited (“Lenovo”), the leading personal computer brand in China, and IBM under which Lenovo acquired IBM’s Personal Computing Division to form the world’s third-largest PC business. IBM is a significant supplier to Insight and the largest client of Direct Alliance. Direct Alliance has entered into separate contracts with IBM and Lenovo representing pro-rata portions of the contract that Direct Alliance previously had with IBM. These contracts were effective upon completion of Lenovo’s purchase of IBM’s Personal Computing Division. We do not know specifically how this sale will affect our relationships with IBM or Lenovo, and we cannot assure you that the changes will not have a material adverse effect on our business, results of operations and financial condition.
     Actions of competitors, including manufacturers of products we sell, can negatively affect our business. The IT products and services industry is intensely competitive. Competition is based primarily on price, product availability, speed of delivery, credit availability, ability to tailor specific solutions to customer needs and quality and breadth of product lines. We compete with manufacturers, including manufacturers of products we sell, as well as a large number and wide variety of marketers and resellers of IT products and services. Product manufacturers, in particular, have programs to sell directly to the business customer, particularly larger corporate customers and thus, are a competitive threat to us. In addition, manufacturers are increasing the volume of software products distributed electronically directly to end-users and in the future will likely pay lower referral fees for sales of certain software licensing agreements sold by us. An increase in the volume of products sold through any of these competitive programs or distributed directly electronically to end-users or a decrease in the amount of referral fees paid to us could have a material adverse effect on our business, results of operations and financial condition.
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
     Disruptions in our information technology and voice and data networks could affect our ability to service our customers and cause us to incur additional expenses. We believe that our success to date has been, and future results of operations will be, dependent in large part upon our ability to provide prompt and efficient service to customers. Our ability to provide such services is largely dependent on the accuracy, quality and utilization of the information generated by our IT systems, which affect our ability to manage our sales, customer service, distribution, inventories and accounting systems and the reliability of our voice and data networks. In January 2004, we completed the IT system conversion across all of Insight’s operations serving United States customers. We have been, and will continue, making enhancements and upgrades to the system including a planned upgrade to mySAP Business Suite. In the future, we will likely convert Insight’s United Kingdom and Canadian operations to this software platform. There can be no assurances that these enhancements or conversions will not cause disruptions in our business, and any such disruption could have a material adverse effect on our results of operations and financial condition. Although we have built redundancy into most of our systems, have documented system outage policies and procedures and have comprehensive data backup, we do not have a formal disaster recovery or business continuity plan; therefore, a substantial interruption in our IT systems or in our telephone communication systems would have a material adverse effect on our business, results of operations and financial condition.
     The failure to comply with the terms and conditions of our public sector contracts could result in, among other things, fines or other liabilities. Net sales to public sector customers are derived from sales to federal, state and local governmental departments and agencies, as well as to educational institutions, through open market sales and various contracts. Government contracting is a highly regulated area. Noncompliance with government procurement regulations or contract provisions could result in civil, criminal, and administrative liability, including substantial monetary fines or damages, termination of government contracts, and suspension, debarment or ineligibility from doing business with the government. In addition, substantially all of our contracts in the public sector are terminable at any time for convenience or upon default. The effect of any of these possible actions by any governmental department or agency or the adoption of new or modified procurement regulations or practices could materially adversely affect our business, financial position and results of operations.
     We rely on a limited number of outsourcing clients. Through our Direct Alliance operating segment, which represented 2% and 11% of our consolidated net sales and earnings from operations, respectively, for the six months ended June 30, 2005, we perform business process outsourcing services for a small number of manufacturers in the computer and consumer electronics industry pursuant to various contracted arrangements. For the three and six months ended June 30, 2005 sales from Direct Alliance’s largest outsourcing client accounted for 31% and 42% of Direct Alliance’s net sales. For the three and six months ended June 30, 2005, the top three clients represented 76% of Direct Alliance’s net sales. The declines from prior year in concentration with Direct Alliance’s largest clients reflects the fact that the historical contract with Direct Alliance’s largest client, IBM, was replaced in May 2005 with separate contracts with IBM and Lenovo Limited Group. Although the contracts with these clients are generally multi-year contracts, these clients may cancel their contracts under certain circumstances on relatively short notice, elect to not renew them upon expiration or renew them only on

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
terms that are less favorable to us. There is no assurance that we will be able to replace any outsourcing clients that terminate or fail to renew their relationships with us or that we will be able to renew existing contracts on terms that are as favorable to us as the current terms. Additionally, we seek to expand our offerings both within and outside of the computer industry. The failure to maintain current arrangements or the inability to enter into new ones within or outside the computer industry could have a material adverse effect on our business, results of operations and financial condition. The majority of our current outsourcing clients are manufacturers in the computer industry and are, therefore, subject to the same industry risks as we are with respect to our Insight North America operations. These risks may negatively affect the amount of business our clients outsource to us and the performance fees we receive from clients that are based on the volume of client product we sell or process through our systems.
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
     There are risks associated with international operations that are different than those inherent in the United States business. We currently have operations in the United Kingdom and Canada and may expand operations further globally. In implementing our international strategy, we may face barriers to entry and competition from local companies and other companies that already have established global businesses, as well as the risks generally associated with conducting business internationally. These risks include local labor conditions and regulations, the ability to attract and retain suitable local management, exposure to currency fluctuations, limitations on foreign investment, potential tax exposure in repatriating earnings, and the additional expense and risks inherent in operating in geographically and culturally diverse locations. Because we may continue to develop our international business through acquisitions, we may also be subject to risks associated with such acquisitions, including those relating to combining different corporate cultures and shared decision-making. There can be no assurance that we will succeed in increasing our international business or do so in a profitable manner.
     Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain employees, and changes in accounting for equity compensation will adversely affect earnings. We have historically used stock options as a key component of total employee compensation in order to align employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options, or attract additional highly qualified personnel. Many of our outstanding employee stock options have exercise prices in excess of our current stock price. To the extent these circumstances continue or recur, our ability to retain present employees may be adversely affected. In addition, the FASB has finalized changes to GAAP that will require expense to be recorded for employee stock option grants and other equity incentives beginning January 1, 2006. Moreover, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future. As a result, in addition to recording additional compensation expense, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to use equity-based compensation to attract, retain and motivate employees, any of which could materially adversely affect our business.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
     The integration and operation of future acquired businesses may disrupt our business, create additional expenses and utilize cash or debt availability. Over the past few years, we completed acquisitions in the United States, the United Kingdom and Canada. These acquired operations have been fully integrated and now comprise a material portion of our business. Our strategy includes the possible acquisition of other businesses to expand or complement our operations. An acquisition involves numerous risks, including difficulties in the conversion of IT systems and assimilation of operations of the acquired company, the diversion of management’s attention from other business concerns, risks of entering markets in which we have had no or only limited direct experience, assumption of unknown liabilities and the potential loss of key employees and/or customers of the acquired company, all of which in turn could have a material adverse effect on our business, results of operations and financial condition. The magnitude, timing and nature of any future acquisitions will depend on a number of factors, including the availability of suitable acquisition candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. There is no assurance that we will identify acquisition candidates that would result in successful combinations or that any acquisitions will be consummated at all or on acceptable terms. Any future acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of additional debt, the utilization of cash, amortization of expenses related to identifiable intangible assets and future impairments of acquired goodwill, all of which could adversely affect our profitability.
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
     Our principal financing facility expires on December 30, 2005, and if we are unable to renew this facility or replace it on acceptable terms, we may incur higher interest expenses or your equity interests may be diluted. Our financing facilities include a $200.0 million accounts receivable securitization financing facility, a $30.0 million revolving line of credit and a $40.0 million inventories financing facility. The availability under each of these facilities is subject to formulas based on our eligible trade accounts receivable or inventories. As of June 30, 2005, the aggregate outstanding balance under these facilities was $7.0 million, and we had $238.4 million available. The accounts receivable securitization financing facility expires December 30, 2005, and the line of credit and inventories facility expire on December 31, 2007. We have no reason to believe the accounts receivable securitization financing facility will not be renewed on or before December 30, 2005. However, it is possible that we may be unable to renew our existing accounts receivable securitization financing facility or secure alternative financing or, if we are able to renew our existing accounts receivable securitization financing facility or secure alternative financing, it may be on less favorable terms, such as higher interest rates. If we were unable to renew our existing accounts receivable securitization financing facility or secure alternative financing, we may be required to seek other financing alternatives such as selling additional equity securities or convertible debt securities that would dilute the equity interests of current stockholders. We cannot assure you that we will be able to obtain such financing on terms favorable to us or at all.
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
     We may be subject to intellectual property infringement claims, which are costly to defend and could limit our ability to provide certain content or use certain technologies in the future. Many parties are actively developing search, indexing, e-commerce and other web-related technologies, as well as a variety of online business models and methods, all of which are in addition to traditional research and development efforts for IT products and application software. We believe that these parties will continue to take steps to protect these technologies, including, but not limited to, seeking patent protection. As a result, disputes regarding the ownership of these technologies and rights associated with online business are likely to arise in the future. In addition to existing patents and intellectual property rights, we anticipate that additional third party patents related to our services will be issued in the future. From time to time, parties assert patent infringement claims against us in the form of cease-and-desist letters, lawsuits and other communications. If there is a determination that we have infringed the proprietary rights of others, we could incur substantial monetary liability, be forced to stop selling infringing products or providing infringing services, be required to enter into costly royalty or licensing agreements, if available, or be prevented from using the rights, which could force us to change our business practices in the future. As a result, these types of claims could have a material adverse effect on our business, results of operations and financial condition.
     We issue options and restricted stock under our long-term incentive plans, and these issuances dilute the interests of stockholders. We have reserved shares of our common stock for issuance under our 1998 Long Term Incentive Plan (the “1998 LTIP”) and our 1999 Broad–Based Incentive Plan. As approved by our stockholders, our 1998 LTIP provides that additional shares of common stock may be reserved for issuance based on a formula contained in that plan. The formula provides that the total number of shares of common stock remaining for grant under the 1998 LTIP and any of our other option plans, plus the number of shares subject to unexercised options and unvested grants of restricted stock granted under any plan, shall not exceed 20% of the outstanding shares of our common stock at the time of calculation of the additional shares. Therefore, we reserve additional shares on an ongoing basis for issuance under this plan. At June 30, 2005, we had options outstanding to acquire 8,562,456 shares of common stock and there were 122,500 shares of restricted common stock and 7,500 restricted common stock units outstanding. Based on the 1998 LTIP formula, we had 1,017,795 shares of common stock available for grant at June 30, 2005.
     Additionally, we have reserved 15% of the outstanding shares of common stock of our subsidiary, Direct Alliance, under the Direct Alliance 2000 Long-Term Incentive Plan. At June 30, 2005, we had options outstanding to acquire 2,652,500 shares of common stock of Direct Alliance, representing 8.8% of the outstanding common stock of Direct Alliance, at a weighted average exercise price of $1.42. These stock options vested on May 5, 2005 and expire on May 5, 2006. If option holders exercise these options, they will become minority stockholders of Direct Alliance and the percentage of Direct Alliance’s net earnings attributable to minority stockholders will not be included in our consolidated statement of earnings. As of June 30, 2005, none of the 2,652,500 outstanding options have been exercised.
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
The stock market can also experience extreme price and volume fluctuations, which affect the market price of many companies and which, at times, may be unrelated to the operating performance of the specific companies whose stock is traded. Broad market fluctuations, developments in the IT industry, general economic conditions and political and current events may adversely affect the market price of our common stock. In addition, if our current security holders sell substantial amounts of our common stock, including shares issued upon acquisitions or exercise of outstanding options, in the public market, the market price of our common stock could decline.
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
Recently Issued Accounting Pronouncements
     See Note 1 of our condensed consolidated financial statements in this report for a description of recent accounting pronouncements, including our expected dates of adoption and the estimated effects on our results of operations and financial condition.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We have interest rate exposure arising from our financing facilities, which have variable interest rates. These variable interest rates are affected by changes in short-term interest rates. We manage interest rate exposure by maintaining a conservative debt to equity ratio.
     We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows will not be material. Our financing facilities expose net earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. Borrowings outstanding under the interest-bearing financing facilities totaled $2.5 million at June 30, 2005 and the interest rate attributable to this outstanding balance was 6.0% per annum at June 30, 2005. A change in net earnings resulting from a hypothetical 10% increase or decrease in interest rates would not be material. A substantial majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do have foreign currency translation exposure arising from the operation of our foreign subsidiaries in Canada and in the UK. We monitor our foreign currency exposure and may from time to time enter into hedging transactions to manage this exposure. There were no hedging transactions during the three or six months ended June 30, 2005 or hedging instruments outstanding at June 30, 2005.
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

INSIGHT ENTERPRISES, INC.
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

INSIGHT ENTERPRISES, INC.
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
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting during our second quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II – OTHER INFORMATION
Item 1. Legal Proceedings.
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     There were no unregistered sales of equity securities.
     We have never paid a cash dividend on our common stock, and our credit facility prohibits the payment of cash dividends without the lender’s consent.
Issuer Purchases of Equity Securities

			(c)	(d)
	(a)		Total number of shares	Approximate dollar value
	Total number of	(b)	purchased as part of	of shares that may yet be
	shares	Average price	publicly announced	purchased under the
Period	purchased	paid per share	plans or programs	plans or programs
April 1, 2005 through April 30, 2005	1,078,200	$17.79	1,078,200	$788,849
May 1, 2005 through May 31, 2005	43,200	18.21	43,200	25,002,026
June 1, 2005 through June 30, 2005	—	—	—	25,002,026

Total	1,121,400	$17.80	1,121,400

INSIGHT ENTERPRISES, INC.
     On March 3, 2005, we announced that our Board of Directors had authorized the purchase of up to $25,000,000 of our common stock. As of June 30, 2005, we have purchased 1,402,100 shares of our common stock at a total cost of $24,998,000 (an average price of $17.83), which completed this stock repurchase program. All shares repurchased have been retired.
     On May 12, 2005, we announced that our Board of Directors authorized a $25,000,000 increase to the stock repurchase program announced on March 3, 2005. Purchases may be made from time to time in both open market and private transactions, as conditions warrant. At June 30, 2005, we had not yet made any stock purchases under this increase to the stock repurchase program.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders
Insight Enterprises, Inc. 2005 annual meeting of stockholders was held on April 28, 2005. At the 2005 annual meeting of stockholders, the following proposals were considered:
•	the election of Larry A. Gunning and Robertson C. Jones as Class II directors to serve until the 2008 annual meeting of stockholders or until their respective successors have been duly elected and qualified;

•	the approval of an amendment to our amended and restated certificate of incorporation to increase the maximum size of our board of directors from 9 members to 12 members; and

•	the ratification of the appointment of KPMG LLP as our registered independent accounting firm for the year ending December 31, 2005.
     The proposals were approved with the following voting results:

		Votes
	Votes For	Withheld	Abstentions	Broker Non-Votes
Proposal 1
Election of Larry A. Gunning as Class II Director	42,196,648	2,749,548	2,739,364	180
Election of Robertson C. Jones as Class II Director	42,198,262	2,747,934	2,739,364	180

Proposal 2
Approval of an amendment to our amended and restated certificate of incorporation to increase the maximum size of our board of directors from 9 members to 12 members	44,505,193	405,599	35,584	—

Proposal 3
Ratification of the appointment of KPMG LLP as our registered independent public accounting firm for the year ending December 31, 2005	43,183,224	1,743,662	19,490	—

INSIGHT ENTERPRISES, INC.
     In addition, Class I Directors (Eric J. Crown, Bennett Dorrance and Michael M. Fisher) and Class III Directors (Timothy A. Crown and Stanley Laybourne) continued their respective terms of office following the 2005 annual meeting of stockholders.
Item 5. Other Information.
     None.
Item 6. Exhibits.
(a) Exhibits. (unless otherwise noted, exhibits are filed herewith)

Exhibit No.	Description
3.1	Composite Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of our annual report on Form 10-K for the year ended December 31, 2001 filed on April 1, 2002, File No. 0-25092).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.
3.3	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of our annual report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000, File No. 0-25092).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).
4.2	Stockholder Rights Agreement (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on March 17, 1999, File No. 0-25092).
10.1 (1)	First Amendment to Employment Agreement between Insight North America, Inc. and Dino D. Farfante dated April 26, 2005 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on May 2, 2005, File No. 0-25092).
10.2 (1)	Employment Agreement between Insight Direct USA, Inc. and Mark McGrath dated as of May 15, 2005 to be effective May 23, 2005 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on May 19, 2005, File No. 0-25092).
10.3 (1)	First Amendment to Employment Agreement between Direct Alliance Corporation and Branson Smith dated July 11, 2005 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on July 12, 2005, File No. 0-25092).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Management contract or compensatory plan or arrangement.

INSIGHT ENTERPRISES, INC.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2005	INSIGHT ENTERPRISES, INC.

	By:	/s/ Richard A. Fennessy

Richard A. Fennessy
President and Chief Executive Officer

	By:	/s/ Stanley Laybourne

Stanley Laybourne
Executive Vice President,
Chief Financial Officer, Secretary and
Treasurer
(Principal financial officer)