Form 10-Q
period 2005-09-30
INSIGHT ENTERPRISES INC
filed 2005-11-04
CIK 932696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No☐
Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes☑ No☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☑
The number of shares outstanding of the issuer’s common stock as of October 31, 2005 was 47,569,866.

INSIGHT ENTERPRISES, INC.
FORM 10-Q QUARTERLY REPORT
Three Months Ended September 30, 2005

INSIGHT ENTERPRISES, INC.
FORWARD-LOOKING STATEMENTS
     Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect net sales, gross profit, operating expenses, earnings from operations or net earnings; projections of capital expenditures and growth; hiring plans; plans for future operations; the availability of financing and our needs or plans relating thereto; plans relating to our products and services; the effect of new accounting principles; benefits and expenses relating to restructuring activities and employee terminations; the effect of guaranty and indemnification obligations; the actual or expected outcome of legal proceedings against the Company; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statement. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:
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

PART 1- FINANCIAL INFORMATION
Item 1. Financial Statements.
INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$67,466	$38,443
Accounts receivable, net of allowances for doubtful accounts of $16,501 and $15,472, respectively	439,041	447,907
Receivable from underwriter on sale of discontinued operation	—	28,024
Inventories	91,929	95,903
Inventories not available for sale	35,316	41,791
Deferred income taxes and other current assets	28,418	35,455

Total current assets	662,170	687,523

Property and equipment, net of accumulated depreciation of $87,911 and $77,214, respectively	127,272	113,079
Goodwill	87,126	86,907
Other assets	187	132

	$876,755	$887,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$169,329	$198,322
Inventories financing facility	14,519	17,554
Accrued expenses and other current liabilities	51,285	59,110
Client payments in advance of shipment	26,816	16,270
Short-term financing facility	45,000	25,000

Total current liabilities	306,949	316,256

Line of credit	—	—
Deferred income taxes and other long-term liabilities	13,333	11,826

	320,282	328,082
Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 47,480 shares at September 30, 2005 and 49,403 shares at December 31, 2004 issued and outstanding	475	494
Additional paid-in capital	294,233	301,580
Retained earnings	241,822	230,879
Accumulated other comprehensive income — foreign currency translation adjustment	19,943	26,606

Total stockholders’ equity	556,473	559,559

	$876,755	$887,641

See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNING
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales	$844,049	$798,496	$2,428,299	$2,277,041
Costs of goods sold	744,658	705,800	2,134,887	2,001,409

Gross profit	99,391	92,696	293,412	275,632
Operating expenses:
Selling and administrative expenses	73,245	70,192	218,601	211,493
Severance and restructuring expenses	1,383	2,435	5,447	2,435
Reductions in liabilities assumed in a previous acquisition	—	(457)	(664)	(3,617)

Earnings from operations	24,763	20,526	70,028	65,321
Non-operating (income) expense:
Interest income	(830)	(554)	(2,560)	(1,187)
Interest expense	429	598	1,026	1,455
Other expense, net	213	551	679	471

Earnings from continuing operations before income taxes	24,951	19,931	70,883	64,582
Income tax expense	9,569	7,705	27,304	21,733

Net earnings from continuing operations	15,382	12,226	43,579	42,849
Earnings from discontinued operation, net of taxes of $0, ($623), $0 and $2,803, respectively	—	7,695	—	6,688

Net earnings	$15,382	$19,921	$43,579	$49,537

Net earnings per share — Basic:
Net earnings from continuing operations	$0.32	$0.25	$0.89	$0.89
Net earnings from discontinued operation	—	0.16	—	0.14

Net earnings per share	$0.32	$0.41	$0.89	$1.03

Net earnings per share — Diluted:
Net earnings from continuing operations	$0.31	$0.25	$0.88	$0.87
Net earnings from discontinued operation	—	0.16	—	0.14

Net earnings per share	$0.31	$0.41	$0.88	$1.01

Shares used in per share calculations:
Basic	48,412	48,531	48,862	48,205

Diluted	48,900	49,123	49,372	49,065

See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net earnings from continuing operations	$43,579	$42,849
Plus: net earnings from discontinued operation	—	6,688

Net earnings	43,579	49,537

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,651	15,733
Provision for losses on accounts receivable	4,160	3,614
Write-downs of inventories	5,253	5,091
Gain on sale of discontinued operation	—	(6,654)
Equity in loss of investee	—	(187)
Non-cash stock based compensation	550	62
Tax benefit from stock options exercised	1,936	4,510
Deferred income taxes	3,590	323
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	995	(43,031)
Increase in receivables from equity method investee	—	(6,021)
Decrease (increase) in inventories	4,533	(1,837)
Decrease in other current assets	4,940	1,156
Increase in other assets	(346)	(2,048)
Decrease in accounts payable	(26,378)	(2,896)
(Decrease) increase in inventories financing facility	(3,035)	3,629
Increase (decrease) in client payments in advance of shipment	10,622	(4,709)
Decrease in accrued expenses and other current liabilities	(6,990)	(11,644)

Net cash provided by operating activities	57,060	4,628

Cash flows from investing activities:
Cash receipt of underwriter receivable, net	26,904	—
Proceeds from sale of discontinued operation, net	—	17,371
Purchases of property and equipment	(29,001)	(15,239)
Investment in equity method investee	—	(400)

Net cash (used in) provided by investing activities	(2,097)	1,732

Cash flows from financing activities:
Repayments on short-term financing facility	(40,000)	(85,000)
Borrowings on short-term financing facility	60,000	75,000
Net repayments on line of credit	—	(4,502)
Repurchases of common stock	(49,077)	—
Repayments of long-term liabilities	(127)	—
Proceeds from sales of common stock through employee stock plans	6,589	18,453

Net cash (used in) provided by financing activities	(22,615)	3,951

Foreign currency exchange impact on cash flow	(3,325)	(3,334)

Increase in cash and cash equivalents	29,023	6,977
Cash and cash equivalents at beginning of period	38,443	41,897

Cash and cash equivalents at end of period	$67,466	$48,874
See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation and Recently Issued Accounting Pronouncements
     We are a leading provider of information technology (“IT”) products and services to businesses in the United States, Canada and the United Kingdom. Our offerings include brand name computing products, IT services and outsourcing of business processes. As of September 30, 2005, we were organized in the following operating segments:
•	Provider of IT products and services — North America (“Insight North America”);

•	Provider of IT products and services — United Kingdom (“Insight UK”); and

•	Business process outsourcing provider (“Direct Alliance”).
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
     The accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2005, our results of operations for the three and nine months ended September 30, 2005 and 2004, and our cash flows for the nine months ended September 30, 2005 and 2004. The condensed consolidated balance sheet as of December 31, 2004 was derived from the audited consolidated financial statements at such date. The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).
     The results of operations for such interim periods are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, including the related notes thereto, in our Annual Report on Form 10-K for the year ended December 31, 2004.
     Certain amounts in the 2004 condensed consolidated financial statements have been reclassified to conform to the 2005 presentation.
     The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     The condensed consolidated financial statements include the accounts of Insight Enterprises, Inc. and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. References to “the Company,” “we,” “us,” “our” and the like refer to Insight Enterprises, Inc. and its consolidated subsidiaries, unless the context otherwise requires.
Recently Issued Accounting Pronouncements
     In October 2004, the Financial Accounting Standards Board (“FASB”) released FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”), which provides guidance under FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on an enterprise’s income tax expense and deferred tax liability. FSP No. 109-2 states that an enterprise is allowed time beyond the financial

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We have completed our evaluation of the effect of the repatriation provisions of the Jobs Act and have elected not to utilize these provisions to repatriate the undistributed earnings of our foreign subsidiaries to our operations in the United States.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 107, which provided additional guidance in applying the provisions of SFAS No. 123R. In April 2005, the SEC amended the compliance dates of SFAS No. 123R so that registrants will be required to implement the standard as of the beginning of the first annual period that begins after June 15, 2005. We will be required to implement this standard effective January 1, 2006. In October 2005, the FASB provided further guidance for the determination of grant dates. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from cash flow as it would have been reported under prior accounting rules. We are evaluating the requirements of SFAS No. 123R and expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and we have not determined whether the adoption will result in future expenses that are similar to the current pro forma disclosures under SFAS No. 123.
     In March 2005, the FASB issued FSP No. 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities” (“FSP No. 46(R)-5”), which provides guidance for a reporting enterprise on whether it holds an implicit variable interest in a variable interest entity (“VIE”) or potential VIE when specific conditions exist. FSP No. 46(R)-5 is effective the first interim period beginning after September 30, 2005. We do not expect the adoption of FSP No. 46(R)-5 to have a material effect on our consolidated financial statements.
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
     In March 2005, the FASB issued Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term Conditional Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material effect on our consolidated financial statements.
     The European Union (“EU”) has enacted the Waste Electrical and Electronic Equipment Directive (the “Directive”), which makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to enact the Directive in their respective countries was August 13, 2004 (such legislation, together with the directive, the “WEEE Legislation”). Producers participating in the market are financially responsible for implementing procedures to comply with the WEEE Legislation beginning in August 2005. All but a few of the 25 EU member countries have transposed the Directive into law; however, the United Kingdom has delayed implementation of the Directive until June 2006. In June 2005, the FASB issued FSP FAS 143-1, “Accounting for Electronic Equipment Waste Obligations” (“FSP 143-1”), which provides guidance on the accounting for certain obligations associated with the Directive. FSP 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the Directive’s adoption into law by the applicable EU member countries. We are continuing to evaluate the potential effect of the WEEE Legislation on our operations in the United Kingdom. We do not currently believe the adoption of FSP 143-1 will have a material effect on our consolidated results of operations and financial condition.
2. Stock Based Compensation
     We currently apply the intrinsic value-based method of accounting prescribed by APB No. 25 and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation — an interpretation of APB Opinion No. 25,” to account for our fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123 established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic value-based method of accounting described above and have adopted the disclosure requirements of SFAS No. 123. Accordingly, we do not currently recognize compensation expense for any of our stock option plans because we do not issue options at exercise prices below the market value at date of grant. Pro forma expense is recognized in our disclosures using the accelerated vesting methodology of FASB Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”
     We have issued shares and units of restricted common stock as incentives to certain officers and employees and may do so in the future. We recognize the compensation expense associated with the issuance of shares and units of restricted stock over the vesting period for each respective share and unit. The total compensation expense associated with restricted stock represents the value based upon the number of shares or units awarded multiplied by the closing price on the date of grant. Recipients of restricted stock shares are entitled to receive any dividends declared on our common stock and have voting rights, regardless of whether such shares have vested. Recipients of restricted stock units do not have voting or dividend rights until the vesting conditions are satisfied and shares are released. At September 30, 2005, there were 122,500 shares of restricted common stock and 7,500 restricted common stock units outstanding. Compensation expense recognized for stock-based employee compensation awards for the three and nine months ended September 30, 2005 was $216,000 and $550,000, respectively. Compensation expense recognized for stock-based employee compensation awards for the three and nine months ended September 30, 2004 was $0 and $61,600, respectively.

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
     Had compensation cost for our stock-based plans been determined consistent with SFAS No. 123, our net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net earnings as reported	$15,382	$19,921	$43,579	$49,537
Total stock-based employee compensation expense determined under fair value based method for stock options, net of related tax effects	(2,330)	(1,865)	(6,573)	(6,032)

Pro forma net earnings	$13,052	$18,056	$37,006	$43,505

Basic earnings per share:
As reported	$0.32	$0.41	$0.89	$1.03

Pro forma	$0.27	$0.37	$0.76	$0.90

Diluted earnings per share:
As reported	$0.31	$0.41	$0.88	$1.01

Pro forma	$0.27	$0.37	$0.75	$0.88

     For purposes of the SFAS No. 123 pro forma net earnings and net earnings per share calculations, the fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions used for grants of stock options during the three months ended September 30, 2005: dividend yield — 0%; expected volatility — 52%; risk-free interest rate — 4.13%; and expected lives — 2.7 years.
     We have not issued any stock options in Direct Alliance since 2000. The options that were issued in Direct Alliance in 2000 vested 100% on May 5, 2005 and will expire on May 5, 2006. None of the 2,642,500 options outstanding have been exercised.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator:
Net earnings from continuing operations	$15,382	$12,226	$43,579	$42,849

Denominator:
Weighted-average shares used to compute basic EPS	48,412	48,531	48,862	48,205
Dilutive potential common shares due to dilutive options, net of tax effect	488	592	510	860

Weighted-average shares used to compute diluted EPS	48,900	49,123	49,372	49,065

Earnings from continuing operations per share:
Basic	$0.32	$0.25	$0.89	$0.89

Diluted	$0.31	$0.25	$0.88	$0.87

     The following weighted average outstanding stock options during the three and nine months ended September 30, 2005 and 2004 were not included in the diluted EPS calculations because the exercise prices of these options were greater than the average market price of our common stock during the respective periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Weighted-average outstanding stock options excluded from the diluted EPS calculation	3,985	5,449	4,400	4,472

4. Share Repurchases
     During 2005, our Board of Directors authorized the purchase of up to $50,000,000 of our common stock. As of September 30, 2005, we have purchased 2,676,000 shares of our common stock at a total cost of $49,077,000, representing an average price of $18.34. All shares repurchased have been retired.
5. Financing Facilities
     Our financing facilities include a $200,000,000 accounts receivable securitization financing facility, a $30,000,000 revolving line of credit and a $40,000,000 inventory financing facility.
     We have an agreement to sell receivables periodically to a special purpose accounts receivable and financing entity (the “SPE”), which is exclusively engaged in purchasing receivables from us. The SPE is a wholly-owned, bankruptcy-remote entity that we have included in our consolidated financial statements. The SPE funds its purchases by selling undivided interests in up to $200,000,000 of eligible trade accounts receivable to a multi-seller conduit administered by an independent financial institution. The sales to the conduit do not qualify for sale treatment under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” as we maintain effective control over the receivables that are sold. Accordingly, the receivables remain recorded on our consolidated financial statements. At September 30, 2005, the SPE owned $359,574,000 of receivables recorded at fair value and included in our consolidated balance sheet, of which $192,782,000 was eligible for funding. The financing facility expires December 30, 2005 and accordingly, amounts outstanding are recorded in current liabilities. Interest is payable monthly, and the interest rate at September 30, 2005 on borrowed funds was 4.24% per annum, including the 0.35% commitment fee on the total $200,000,000 facility. During the three months ended September 30, 2005 and 2004, our weighted average interest rate per annum and weighted average borrowings

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
under the facility were 3.56% and $17,554,000 and 2.01% and $62,826,000, respectively. During the nine months ended September 30, 2005 and 2004, our weighted average interest rate per annum and weighted average borrowings under the facility were 3.29% and $13,223,000 and 1.84% and $48,876,000, respectively. At September 30, 2005, $45,000,000 was outstanding and $147,782,000 was available under the facility. We have no reason to believe the facility will not be renewed at the end of its current term.
     As of September 30, 2005, there were no amounts outstanding under our $30,000,000 revolving line of credit. The line of credit bears interest, payable quarterly, at a rate chosen by us among available rates subject to our leverage ratio and other terms and conditions. The available rates are the financial institution’s prime rate or the London Interbank Offered Rate (“LIBOR”) based rate (6.75% and 5.11% per annum, respectively at September 30, 2005). The credit facility expires on December 31, 2007. At September 30, 2005, $30,000,000 was available under the line of credit.
     Our $40,000,000 secured inventories financing facility can be used to facilitate the purchases of inventories from certain suppliers. As of September 30, 2005, there was $14,519,000 outstanding under the inventories financing facility and $25,481,000 was available. This facility is non-interest bearing if paid within its terms and expires December 31, 2005.
     Our financing facilities contain various covenants including the requirement that we maintain a specified amount of tangible net worth and comply with leverage and minimum fixed charge ratio requirements. In addition, our credit facilities prohibit the payment of cash dividends without the lenders’ consent. If we fall out of compliance with these covenants, the lenders would be able to demand payment within the specified notice period. We were in compliance with all such covenants at September 30, 2005.
6. Income Taxes
     Our effective tax rates for the three and nine months ended September 30, 2005 were 38.4% and 38.5%, respectively. For the three and nine months ended September 30, 2005, our effective tax rate differs from the United States federal statutory rate of 35% primarily due to state income taxes, net of federal tax, offset partially by lower tax rates on earnings in the United Kingdom and Canada.
     Our effective tax rates for the three and nine months ended September 30, 2004 were 26.2% and 33.1%, respectively. For the three months ended September 30, 2004, our effective tax rate differs from the United States federal statutory rate of 35% primarily due to the following:
•	a tax benefit of $2,110,000 recorded to reflect an increase in the actual tax basis of the discontinued operation over the original estimate recorded in the three months ended June 30, 2004;

•	the gain on the sale of the discontinued operation being taxed at an effective rate of 23%;

•	income resulting from the reduction of certain Insight UK liabilities assumed in connection with a previous acquisition being non-taxable;

•	lower tax rates on earnings in the United Kingdom; and

•	state income taxes, net of federal tax benefit.
In addition to the foregoing, for the nine months ended September 30, 2004, the effective tax rate was reduced by the recognition of income tax benefits, including the utilization of capital loss and depreciation allowance carryforwards.

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
7. Restructuring and Acquisition Integration Activities
Severance and Restructuring Costs Expensed in 2005
     During the nine months ended September 30, 2005, Insight North America, Insight UK and Direct Alliance recorded severance and restructuring expenses of $3,650,000, $414,000 and $1,005,000, respectively, for severance attributable to the elimination of 90 positions, primarily in support and management. These amounts included the severance for the former President of Insight North America of $2,400,000 and the President of Direct Alliance for $1,005,000. In addition, during the three months ended September 30, 2005, Insight UK recorded restructuring costs of $378,000 for duplicate rent expense for a new facility that we anticipate moving into in December 2005. Of the amounts recorded, $112,000, $378,000 and $948,000 remained to be paid by Insight North America, Insight UK and Direct Alliance, respectively, and are included in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheet at September 30, 2005. We expect these amounts to be paid by December 31, 2005. Management expects these restructuring activities to have a positive effect on future operating results as employee related expenses associated with these positions are expected to be reinvested in the Company primarily in the areas of IT systems, account executives and sales manager headcount, marketing and skills development.
     The following table details the changes in severance and restructuring liabilities during the nine months ended September 30, 2005 (in thousands):

	Insight North		Direct	Consolidated
	America	Insight UK	Alliance	Total
Severance and restructuring expenses	$3,650	$792	$1,005	$5,447
Foreign currency translation and other adjustments	—	33	—	33
Cash payments	(3,538)	(447)	(57)	(4,042)

Balance at September 30, 2005	$112	$378	$948	$1,438

     Insight UK currently has plans to move its London operations to a new facility described above near the end of December 2005. Accordingly, during the three months ended December 31, 2005, Insight UK will be taking restructuring charges of approximately $6,500,000 for the remaining lease of the existing facility and $650,000 for duplicate rent expense for the new facility.
Severance and Restructuring Costs Expensed in 2004
     During the year ended December 31, 2004, Insight North America, Insight UK and Direct Alliance recorded severance and restructuring expenses of $1,975,000, $377,000 and $83,000, respectively, for severance attributable to the elimination of certain sales, support and management functions. These amounts included $1,650,000 recorded for the retirement of the Executive Vice President, Chief Administrative Officer, General Counsel and Secretary and the planned elimination of this senior executive position. Of the amounts recorded, $137,000, $53,000 and $8,000 remained to be paid by Insight North America, Insight UK and Direct Alliance at December 31, 2004, respectively, and were included in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheet at December 31, 2004. All of these amounts were paid during the nine months ended September 30, 2005.
     The following table details the changes in severance and restructuring liabilities during the nine months ended September 30, 2005 (in thousands):

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Employee Termination Benefits
	Insight North			Consolidated
	America	Insight UK	Direct Alliance	Total
Balance at December 31, 2004	$137	$53	$8	$198
Foreign currency translation adjustments	—	(2)	—	(2)
Cash payments	(137)	(51)	(8)	(196)

Balance at September 30, 2005	$—	$—	$—	$—

Acquisition-Related Restructuring Costs Capitalized in 2001 as a Cost of an Acquisition
     In 2001, Insight UK recorded costs of $18,440,000 relating to restructuring the operations of an acquired company as part of the integration of this acquisition. These costs consisted of employee termination benefits and facilities based costs of $3,532,000 and $14,908,000, respectively, of which only $3,562,000 of facilities based costs remained accrued at December 31, 2004. Adjustments to the accrued facilities based costs during the nine months ended September 30, 2005 included the settlement of a liability assumed with the acquisition for $664,000 less than the amounts originally recorded and a decrease of $147,000 related to fluctuations in the British pound sterling exchange rates. Facilities based costs of $2,476,000 were paid during the nine months ended September 30, 2005 for lease payments and payments related to negotiating out of a long term lease, resulting in an accrual balance of $275,000 which is included in accrued expenses on the accompanying condensed consolidated balance sheet as of September 30, 2005. Although the facilities based costs represent contractual payments under long-term leases, we are actively pursuing opportunities to negotiate a termination of these leases and have recorded the obligations as current accrued liabilities.
     The following table details the change in these liabilities for the nine months ended September 30, 2005 (in thousands):

Facilities
Based
Costs
Balance at December 31, 2004	$3,562
Adjustments	(811)
Cash payments	(2,476)

Balance at September 30, 2005	$275

8. Reductions in Liabilities Assumed in Previous Acquisition
     During the nine months ended September 30, 2005 and 2004, Insight UK settled certain liabilities assumed in a previous acquisition for $664,000 and $3,617,000, less than the amounts originally recorded. The tax expense recorded during the nine months ended September 30, 2005 related to this income was $358,000. The tax expense recorded during the nine months ended September 30, 2004 related to this income was only $272,000 due to the release of the valuation allowance on the related deferred tax asset.
9. Commitments and Contingencies
Contractual
     We have agreed to extend to 2013 our multi-year sponsorship agreements with the Valley of the Sun Bowl Foundation, d/b/a Insight Bowl, which is the not-for-profit entity that conducts the Insight Bowl game. We have committed to pay $10,400,000 over the next 9 years for sponsorship arrangements, ticket purchases and miscellaneous expenses.
     We have entered into a sponsorship agreement with the Arizona Cardinals. In conjunction with this agreement, we have committed to pay approximately $11,000,000 over the next 10 years for advertising and

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
marketing events at the new stadium where the Arizona Cardinals are scheduled to play their National Football League games.
Employment Contracts
     We have employment agreements with certain officers and management employees under which severance payments would become payable and accelerated vesting of stock based compensation would occur in the event of specified terminations without cause or terminations under certain circumstances after a change in control. If such persons were terminated without cause or under certain circumstances after a change of control, and the severance payments under the current employment agreements were to become payable, the severance payments would generally be equal to either one or two times the persons’ annual salary and bonus. Additionally, we would record compensation expense for the acceleration of the vesting of the stock based compensation.
Guaranties
     In the ordinary course of business, we may guarantee the indebtedness of our subsidiaries to vendors and clients. We have not recorded specific liabilities for these guaranties in the consolidated financial statements because we have recorded the underlying liability associated with the guaranties. In the event we were required to perform under the related contracts, we believe the cost of such performance would not have a material adverse effect on our consolidated financial position or results of operations.
Indemnifications
     In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify either our client or a third party service provider in the arrangement from any losses incurred relating to services performed on our behalf or for losses arising from certain defined events, which may include litigation or claims relating to past performance. These arrangements include, but are not limited to, our indemnification of our officers and directors to the maximum extent under the laws of the State of Delaware, the indemnification of our lessors for certain claims arising from our use of leased facilities, and the indemnification of the bank that provides our credit facilities for certain claims arising from the bank’s grant of credit to us. Such indemnification obligations may not be subject to maximum loss clauses. Management believes that payments, if any, related to these indemnifications are not probable at September 30, 2005 and would be immaterial. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.
Legal Proceedings
     We are party to various legal proceedings arising in the ordinary course of business, including asserted preference payment claims in client bankruptcy proceedings, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights and claims of alleged non-compliance with contract provisions.
     In accordance with SFAS No. 5, “Accounting for Contingencies,” we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and are adjusted to reflect the effects of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular claim. Although litigation is inherently unpredictable, we believe that we have adequate provisions for any probable and estimable losses. It is possible, nevertheless, that the results of our operations or cash flows could be materially and adversely affected in any particular period by the resolution of a legal proceeding.

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
10. Segment Information
     SFAS No. 131 requires us to disclose certain information regarding operating segments, products and services, geographic areas of operation and major clients. Under SFAS No. 131, we are required to report this information by operating segments, which is defined as the components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer.
     All intercompany transactions are eliminated upon consolidation and there are no differences between the accounting policies used to measure profit and loss for our operating segments and on a consolidated basis. Net sales are defined as net sales from external clients. No client accounted for greater than ten percent of our consolidated net sales.
     The tables below present information about our reportable operating segments as of and for the three months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30, 2005
	Insight
	North	Insight	Direct
	America	UK	Alliance	Consolidated
Net sales	$699,294	$124,306	$20,449	$844,049
Costs of goods sold	621,124	107,813	15,721	744,658

Gross profit	78,170	16,493	4,728	99,391
Operating expenses:
Selling and administrative expenses	58,494	12,834	1,917	73,245
Severance and restructuring expenses	—	378	1,005	1,383

Earnings from operations	$19,676	$3,281	$1,806	$24,763

Total assets	$1,028,530	$153,783	$70,505	$876,755	*

	Three Months Ended September 30, 2004
	Insight
	North	Insight	Direct
	America	UK	Alliance	Consolidated
Net sales	$664,097	$115,227	$19,172	$798,496
Costs of goods sold	591,328	100,171	14,301	705,800

Gross profit	72,769	15,056	4,871	92,696
Operating expenses:
Selling and administrative expenses	55,856	12,824	1,512	70,192
Severance and restructuring expenses	1,975	377	83	2,435
Reductions in liabilities assumed in a previous acquisition	—	(457)	—	(457)

Earnings from operations	$14,938	$2,312	$3,276	$20,526

Total assets	$832,266	$147,057	$63,998	$829,761	*

*	Consolidated total assets include net intercompany eliminations and corporate assets of $376,063 and $213,560 at September 30, 2005, and 2004, respectively.

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
     The tables below present information about our reportable operating segments as of and for the nine months ended September 30, 2005 and 2004 (in thousands):

	Nine Months Ended September 30, 2005
	Insight
	North	Insight	Direct
	America	UK	Alliance	Consolidated
Net sales	$2,011,031	$360,602	$56,666	$2,428,299
Costs of goods sold	1,778,694	312,297	43,896	2,134,887

Gross profit	232,337	48,305	12,770	293,412
Operating expenses:
Selling and administrative expenses	175,271	38,531	4,799	218,601
Severance and restructuring expenses	3,650	792	1,005	5,447
Reductions in liabilities assumed in a previous acquisition	—	(664)	—	(664)

Earnings from operations	$53,416	$9,646	$6,966	$70,028

Total assets	$1,028,530	$153,783	$70,505	$876,755	*

	Nine Months Ended September 30, 2004
	Insight
	North	Insight	Direct
	America	UK	Alliance	Consolidated
Net sales	$1,880,860	$340,875	$55,306	$2,277,041
Costs of goods sold	1,666,688	293,885	40,836	2,001,409

Gross profit	214,172	46,990	14,470	275,632
Operating expenses:
Selling and administrative expenses	167,735	39,057	4,701	211,493
Severance and restructuring expenses	1,975	377	83	2,435
Reductions in liabilities assumed in a previous acquisition	—	(3,617)	—	(3,617)

Earnings from operations	$44,462	$11,173	$9,686	$65,321

Total assets	$832,266	$147,057	$63,998	$829,761	*

*	Consolidated total assets include net intercompany eliminations and corporate assets of $376,063 and $213,560 at September 30, 2005, and 2004, respectively.
11. Discontinued Operation
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
     The following amounts for the three and nine months ended September 30, 2004 represent PlusNet’s results of operations and have been segregated from continuing operations and reflected as a discontinued operation (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004
Net sales	$—	$23,161
Costs of goods sold	—	15,892

Gross profit	—	7,269
Operating expenses:
Selling and administrative expenses	—	4,865

Earnings from operations	—	2,404
Non-operating (income) expense:
Interest income	—	(94)
Interest expense	—	13
Other (income) expense, net	(7,072)	(7,006)

Earnings from discontinued operation before income taxes	7,072	9,491
Income tax expense	(623)	2,803

Net earnings from discontinued operation	$7,695	$6,688

     We sold a portion of our shares in PlusNet in July 2004 and the remaining shares in December 2004. As a result, PlusNet was considered an equity method investee for the three months ended September 30, 2004. Accordingly, we recorded the gain of $6,654,000 on our sale of shares in July and $418,000 for our percentage of PlusNet’s third quarter income in “other (income) expense, net” on our condensed consolidated statement of earnings.
12. Termination of Our Relationship with an Equity Method Investee
     In March 2004, we invested in Executive Technology, Inc., f/k/a ExecTechDirect Technology, Inc. (“ET”), a minority-owned reseller of information technology products and services. We recorded the initial investment of $400,000 at cost in “other assets” on our consolidated balance sheet. Our investment represented 20% of the total outstanding common and preferred shares of ET and was accounted for under the equity method. Accordingly, in 2004, 20% of ET’s earnings or losses were recorded in our consolidated statements of earnings under “equity in loss of investee.” In January 2005, we terminated our Mentor-Protégé agreement with ET, sold back our investment to ET for $1 and discontinued providing advances to third-party suppliers on behalf of ET. Additionally, effective February 28, 2005, we discontinued providing outsourcing services to ET. Accordingly, ET is no longer an equity method investment or a related party.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with the condensed consolidated financial statements and the related notes that appear elsewhere in this report.
Quarterly Overview
     We are a leading provider of IT products and services to businesses in the United States, Canada and the United Kingdom. Our offerings include brand name computing products, IT services and outsourcing of business processes. As of September 30, 2005, we were organized in the following operating segments:
•	Provider of IT products and services — North America (“Insight North America”);

•	Provider of IT products and services — United Kingdom (“Insight UK”); and

•	Business process outsourcing provider (“Direct Alliance”).
     We evaluate the performance of our operating segments based on results of operations before certain unusual items such as severance and restructuring expenses, income resulting from reductions in liabilities assumed in a previous acquisition, gain and expenses associated with a discontinued operation, the tax effects of these items and other tax adjustments. Reconciliations of segment results of operations to consolidated results of operations can be found in Note 10 to the condensed consolidated financial statements included in Part I Item 1 of this report.
     Net sales for the three months ended September 30, 2005 increased 5.7% to $844.0 million from $798.5 million for the three months ended September 30, 2004. Net earnings for the three months ended September 30, 2005 decreased 23% to $15.4 million from $19.9 million for the three months September 30, 2004. For the three months ended September 30, 2005, diluted earnings per share decreased to $0.31 from $0.41 for the three months ended September 30, 2004. Net earnings and diluted earnings per share for the three months ended September 30, 2005 include severance and restructuring expenses of $1.4 million, $886,000 net of tax. The severance and restructuring expenses are composed of the following:
•	severance related to the departure of the former president of Direct Alliance of $1.0 million ($621,000, net of tax); and

•	duplicate rent expense of $378,000 ($265,000, net of tax) in Insight UK related to the upcoming move to a new facility.
Net earnings and diluted earnings per share for the three months ended September 30, 2004 included the following unusual items:
•	gain on the sale of a discontinued operation of $6.7 million;

•	severance and restructuring expenses of $2.4 million related to the elimination of certain sales, support and management functions;

•	bonus expense of approximately $929,000, including employer taxes, related to a management incentive plan with the top executives of a discontinued operation;

•	release of $457,000 of net liabilities assumed in a previous acquisition;

•	a tax benefit of $2.1 million that was recorded to reflect an increase in the actual tax basis of the discontinued operation over the original estimate recorded in the three months ended June 30, 2004;

•	the gain on the sale of a discontinued operation being taxed at an effective rate of 23%; and

•	income resulting from the reduction of certain Insight UK liabilities assumed in connection with a previous acquisition not being taxable.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
     Insight North America reported year over year growth in quarterly net sales of 5.3%. We continue to believe that our overall sales growth rate was near market growth rates and are encouraged by continued above market growth in our sales to large corporate enterprises. We are also pleased to see some growth in our quarterly sales to small- to medium-sized businesses (“SMB”) after several quarters of experiencing no growth in sales to this client group. Improving the growth rates in sales to SMB clients is, and will continue to be, a specific area of focus as we move into the fourth quarter of 2005 and into 2006. We have made changes in our Insight North America executive management team, sales leadership, recruiting and training and have increased our marketing activities, all of which we believe will help position us to increase growth in SMB sales to match market growth over the course of the next few quarters. We implemented a set of restructuring activities at the end of the second quarter of 2005 designed to provide additional resources for our efforts to improve SMB sales and to automate key business processes, flatten the organizational structure and increase the effectiveness of our management team. These activities will allow us to devote resources to hire additional account executives and sales managers, as well as to increase the effectiveness of our marketing, skills development, human resources and IT systems, while continuing to focus on reducing selling and administrative expenses as a percentage of net sales.
     Net sales for Insight UK for the three months ended September 30, 2005 increased 7.9% compared to the three months ended September 30, 2004. In British pound sterling, we posted an increase in net sales of 10.1% compared to the third quarter of last year; a rate we believe was greater than the overall market growth rate in the United Kingdom. We believe our additions of experienced account executives and management focused on large corporate enterprises, as well as various internal initiatives in areas such as training and automation to drive sales growth across all client groups, contributed to our ability to grow sales amidst a tough demand environment in the United Kingdom. During the three months ended September 30, 2005, Insight UK recorded restructuring costs of $378,000 for duplicate rent expense for a new facility that we anticipate moving into in December 2005. We believe this new facility will provide a better layout for our business model with additional room for growth. Additionally, this facility is in a more desirable location, which should improve employee recruitment, retention, productivity and morale. Accordingly, during the three months ended December 31, 2005, Insight UK will be taking restructuring charges of approximately $6,500,000 for the remaining lease of the existing facility and $650,000 for duplicate rent expense for the new facility.
     Net sales for Direct Alliance for the three months ended September 30, 2005 increased 6.7% while earnings from operations decreased 45% for the three months ended September 30, 2005. The increase in net sales was due primarily to pass-through product sales that are transacted as an accommodation to our clients at little or no gross margin and increased performance fees from new clients, offset partially by renegotiated fee structures as part of the multi-year contract renewals with some of Direct Alliance’s largest clients. The decline in earnings from operations was due primarily to the renegotiated fee structures as part of multi-year contract renewals with some of Direct Alliance’s largest clients, offset partially by sales to new clients, and increases in selling and administrative expenses primarily related to IT. During the three months ended September 30, 2005, Direct Alliance also recorded $1.0 million of severance charges related to the departure of its former president.
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
     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and either different estimates reasonably could have been used, or changes in the accounting estimates are reasonably likely to occur periodically, that could materially affect the condensed consolidated financial statements. We believe there have been no significant changes during the nine months ended September 30, 2005 to the items we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2004.
RESULTS OF OPERATIONS
     The following table sets forth for the period presented certain financial data as a percentage of net sales for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	88.2	88.4	87.9	87.9

Gross profit	11.8	11.6	12.1	12.1
Operating expenses:
Selling and administrative expenses	8.7	8.8	9.0	9.2
Severance and restructuring expenses	0.2	0.3	0.2	0.1
Reductions in liabilities assumed in a previous acquisition	—	(0.1)	0.0	(0.1)

Earnings from operations	2.9	2.6	2.9	2.9
Non-operating (income) expense:
Interest income	(0.1)	—	(0.1)	—
Interest expense	—	0.1	0.1	0.1
Other expense, net	—	—	—	—

Earnings from continuing operations before income taxes	3.0	2.5	2.9	2.8
Income tax expense	1.2	1.0	1.1	0.9

Net earnings from continuing operations	1.8	1.5	1.8	1.9
Earnings from discontinued operation, net of tax	—	1.0	—	0.3

Net earnings	1.8%	2.5%	1.8%	2.2%

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
2005 Compared to 2004
     Net Sales. Net sales for the three months ended September 30, 2005 increased 5.7% to $844.0 million from $798.5 million for the three months ended September 30, 2004. Net sales for the nine months ended September 30, 2005 increased 6.6% to $2,428.3 million from $2,277.0 million for the nine months ended September 30, 2004. Our net sales by operating segment were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2005	2004	Change	2005	2004	Change
Insight North America	$699,294	$664,097	5.3%	$2,011,031	$1,880,860	6.9%
Insight UK	124,306	115,227	7.9%	360,602	340,875	5.8%
Direct Alliance	20,449	19,172	6.7%	56,666	55,306	2.5%

Consolidated	$844,049	$798,496	5.7%	$2,428,299	$2,277,041	6.6%

     Insight North America’s net sales increased for the three months ended September 30, 2005 by 5.3% to $699.3 million from $664.1 million for the three months ended September 30, 2004 and by 6.9% to $2,011.0 million for the nine months ended September 30, 2005 from $1,880.9 million for the nine months ended September 30, 2004. The increases in net sales over the prior year periods are due primarily to a stable demand environment and our initiatives to deliver technology solutions to business clients more effectively and efficiently. The growth rates for Insight North America continue to be strong in sales to large corporate enterprises while sales to SMB clients during the three months ended September 30, 2005 showed modest growth. We have made changes in our Insight North America executive management team, sales leadership, recruiting and training and have increased marketing activities, all of which we believe will help position us to increase growth in our sales to SMB clients to match market growth over the course of the next few quarters. Insight North America had 1,071 account executives at September 30, 2005 compared with 1,129 at September 30, 2004. The decrease in account executives was due to planned headcount reductions in order to reduce costs and increase the productivity of the remaining account executives. Additionally, we delayed increasing the number of account executives while we restructured the fundamentals of our recruiting processes and our new hire training program. Net sales per average account executive in Insight North America increased 18% from $558,000 for the three months ended September 30, 2004 to $658,000 for the three months ended September 30, 2005, which we believe is attributable to internal initiatives, such as training and automation, all of which are designed to allow our account executives to work more productively. The average tenure of our account executives in Insight North America has also increased from 3.4 years at September 30, 2004 to 3.8 years at September 30, 2005. The increase is due primarily to a decrease in account executive turnover.
     Insight UK’s net sales increased 7.9% to $124.3 million for the three months ended September 30, 2005 from $115.2 million for the three months ended September 30, 2004. In British pound sterling, net sales increased 10.1% compared to the same period in 2004. Insight UK’s net sales increased 5.8% to $360.6 million for the nine months ended September 30, 2005 from $340.9 million for the nine months ended September 30, 2004. In British pound sterling, net sales increased 4.7% compared to the same period in 2004. We believe our additions of experienced account executives and management focused on large corporate enterprises, as well as our various internal initiatives to drive sales growth across all client groups, contributed to our ability to increase our market share in the United Kingdom during the three and nine months ended September 30, 2005. Insight UK had 293 account executives at September 30, 2005 compared to 300 at September 30, 2004. The decrease is due primarily to aggressive recruiting of our more experienced account executives by some of our competition earlier in 2005. Net sales per average account executive in Insight UK increased 12% from $371,000 for the three months ended September 30, 2004 to $417,000 for the three months ended September 30, 2005, which we believe is attributable to internal initiatives designed to allow our account executives to work more productively. The average tenure of our account executives in Insight UK has remained stable at 2.2 years, despite the recent loss of some experienced account executives earlier in 2005.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
     Percentage of product net sales by category for Insight North America and Insight UK were as follows for the three and nine months ended September 30, 2005 and 2004:

	Insight North America				Insight UK
	For Three Months Ended		For Nine Months Ended		For Three Months Ended		For Nine Months
	September 30,		September 30,		September 30,		Ended September 30,
Product Categories	2005	2004	2005	2004	2005	2004	2005	2004
Computers:
Notebooks and PDAs	18%	17%	17%	17%	19%	19%	19%	18%
Desktops and servers	16%	17%	16%	17%	16%	14%	15%	13%

	34%	34%	33%	34%	35%	33%	34%	31%
Software	11%	13%	12%	12%	14%	15%	15%	15%
Storage devices	8%	7%	8%	7%	8%	7%	8%	7%
Printers	7%	9%	8%	10%	8%	9%	9%	10%
Network and connectivity	13%	12%	12%	11%	8%	7%	8%	8%
Monitors and video	7%	6%	7%	7%	11%	11%	10%	11%
Memory and processors	5%	7%	5%	6%	4%	4%	4%	4%
Supplies and accessories	7%	7%	7%	7%	7%	7%	7%	8%
Miscellaneous	8%	5%	8%	6%	5%	7%	5%	6%

	100%	100%	100%	100%	100%	100%	100%	100%

     In general, we continue to experience declines in average selling prices for most of our product categories, which requires us to sell more units in order to maintain or increase the level of sales. Additionally, average selling prices for printers, monitors and notebooks have been declining at a greater rate than the other product categories as demand and competition for these products have increased. The largest product category continues to be computers, representing 34% of Insight North America product net sales and 35% of Insight UK product sales for the quarter ended September 30, 2005. In both Insight North America and Insight UK, client demand for computer refreshes, server consolidations, as well as IT solutions related to connectivity, security and data retention needs appears to be increasing. These business needs are resulting in increased sales of storage, monitors/video and network/connectivity products in Insight North America and in sales of storage, network/connectivity and computers in the United Kingdom. Also, sales of services in Insight North America, which are not included in the product category table above, increased over the prior year periods. Although this does not have a material effect on net sales, it has positively affected our gross profit as a percentage of net sales.
     Direct Alliance’s net sales of $20.4 million for the three months ended September 30, 2005 increased 6.7% from sales of $19.2 million for the three months ended September 30, 2004. Direct Alliance’s net sales of $56.7 million for the nine months ended September 30, 2005 increased 2.5% from sales of $55.3 million for the nine months ended September 30, 2004. The increase in net sales was due primarily to pass-through product sales that are transacted as an accommodation to our clients at little or no gross margin and increased performance fees from new clients, offset partially by renegotiated fee structures as part of the multi-year contract renewals with some of Direct Alliance’s largest clients. Direct Alliance’s net sales are mainly concentrated with manufacturers of IT and consumer electronics products. For the three and nine months ended September 30, 2005, Direct Alliance’s largest outsourcing client accounted for 36% and 33% of Direct Alliance’s net sales, respectively, compared to 59% and 60% respectively for the three and nine months ended September 30, 2004. For the three and nine months ended September 30, 2005, Direct Alliance’s top three outsourcing clients accounted for

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
approximately 78% and 77% respectively of Direct Alliance’s net sales compared to 87% and 89% respectively, for the three and nine months ended September 30, 2004. The declines in concentration with Direct Alliance’s largest clients reflects the fact that the historical contract with Direct Alliance’s largest client, IBM, was replaced in May 2005 with separate contracts with IBM and Lenovo.
     Gross Profit. Gross profit increased 7% to $99.4 million for the three months ended September 30, 2005 from $92.7 million for the three months ended September 30, 2004. As a percentage of net sales, gross profit increased from 11.6% for the three months ended September 30, 2004 to 11.8% for the three months ended September 30, 2005. Gross profit increased 6% to $293.4 million for the nine months ended September 30, 2005 from $275.6 million for the nine months ended September 30, 2004. As a percentage of net sales, gross profit was consistent at 12.1% for the nine months ended September 30, 2005 and 2004. Our gross profit and gross profit as a percent of net sales by operating segment for the three and nine months ended September 30, 2005 and 2004 were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	% of Net Sales	2004	% of Net Sales	2005	% of Net Sales	2004	% of Net Sales
Insight North America	$78,170	11.2%	$72,769	11.0%	$232,337	11.6%	$214,172	11.4%
Insight UK	16,493	13.3%	15,056	13.1%	48,305	13.4%	46,990	13.8%
Direct Alliance	4,728	23.1%	4,871	25.4%	12,770	22.5%	14,470	26.2%

Consolidated	$99,391	11.8%	$92,696	11.6%	$293,412	12.1%	$275,632	12.1%

     Insight North America’s gross profit increased for the three months ended September 30, 2005 by 7% to $78.2 million from $72.8 million for the three months ended September 30, 2004. As a percentage of net sales, gross profit increased to 11.2% for three months ended September 30, 2005 from 11.0% for the three months ended September 30, 2004 due primarily to increases in referral fees from Microsoft for enterprise agreement renewals, reductions in the reserve for vendor receivables, increases in freight margin and decreases in the write-downs of inventories. These increases were offset partially by decreases in product margin, decreases in supplier reimbursements as a percentage of net sales and an increase in the percentage of sales to large corporate enterprise clients, which are generally transacted at lower product margins. Insight North America’s gross profit increased for the nine months ended September 30, 2005 by 8% to $232.3 million from $214.2 million for the nine months ended September 30, 2004. As a percentage of net sales, gross profit increased to 11.6% from 11.4% for the nine months ended September 30, 2004 due primarily to increases in freight margin and increases in referral fees from Microsoft for enterprise agreement renewals. These increases were offset partially by increases in the percentage of sales to large corporate enterprise clients, which are generally transacted at lower product margins.
     Insight UK’s gross profit increased for the three months ended September 30, 2005 by 10% to $16.5 million from $15.1 million for the three months ended September 30, 2004. As a percentage of net sales, gross profit increased to 13.3% for the three months ended September 30, 2005 from 13.1% for the three months ended September 30, 2004. The increase was due to increases in supplier reimbursements and supplier discounts, and decreases in the write-downs of inventories as a percentage of sales. These increases were offset partially by decreases in product margin and service sales. Insight UK’s gross profit increased by 3% for the nine months ended September 30, 2005 to $48.3 million from $47.0 million for the nine months ended September 30, 2004. As a percentage of net sales, gross profit decreased from 13.8% for the three months ended September 30, 2004 to 13.4% for the nine months ended September 30, 2005. The decrease was due to decreases in product margin and service sales, partially offset by increases in referral fees from Microsoft for enterprise agreement renewals, decreases in write-offs in inventories and increases in supplier discounts.
     Direct Alliance’s gross profit decreased 3% for the three months ended September 30, 2005 to $4.7 million from $4.9 million for the three months ended September 30, 2004. As a percentage of net sales, gross

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
profit decreased to 23.1% for the three months ended September 30, 2005 from 25.4% for the three months ended September 30, 2004. Direct Alliance’s gross profit decreased by 12% for the nine months ended September 30, 2005 to $12.8 million from $14.5 million for the nine months ended September 30, 2004. As a percentage of net sales, gross profit decreased to 22.5% for the nine months ended September 30, 2005 from 26.2% for the nine months ended September 30, 2004. The overall decrease in the 2005 periods compared to the 2004 periods is due primarily to renegotiated fee structures as part of multi-year contract renewals with some of Direct Alliance’s largest clients. These decreases were offset partially by increases in gross profit from programs with other clients.
      Operating Expenses.
     Selling and administrative expenses. Selling and administrative expenses increased 4% to $73.2 million for the three months ended September 30, 2005 from $70.2 million for the three months ended September 30, 2004, but decreased as a percent of net sales to 8.7% for the three months ended September 30, 2005 from 8.8% for the three months ended September 30, 2004. Selling and administrative expenses increased 3% to $218.6 million for the nine months ended September 30, 2005 from $211.5 million for the nine months ended September 30, 2004, but decreased as a percent of net sales to 9.0% for the nine months ended September 30, 2005 from 9.3% for the nine months ended September 30, 2004. Selling and administrative expenses as a percent of net sales by operating segment for the three and nine months ended September 30, 2005 and 2004 were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
		% of		% of		% of		% of
		Net		Net		Net		Net
	2005	Sales	2004	Sales	2005	Sales	2004	Sales
Insight North America	$58,494	8.4%	$55,856	8.4%	$175,271	8.7%	$167,735	8.9%
Insight UK	12,834	10.3%	12,824	11.1%	38,531	10.7%	39,057	11.5%
Direct Alliance	1,917	9.4%	1,512	7.9%	4,799	8.5%	4,701	8.5%

Consolidated	$73,245	8.7%	$70,192	8.8%	$218,601	9.0%	$211,493	9.3%

     Insight North America’s selling and administrative expenses increased for the three months ended September 30, 2005 by 5% to $58.5 million from $55.9 million for the three months ended September 30, 2004. As a percentage of net sales, selling and administrative expenses remained consistent at 8.4% for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Insight North America’s selling and administrative expenses increased for the nine months ended September 30, 2005 by 4% to $175.3 million from $167.7 million for the nine months ended September 30, 2004. As a percentage of net sales, selling and administrative expenses decreased to 8.7% for the nine months ended September 30, 2005 from 8.9% for the nine months ended September 30, 2004. In the 2005 periods, we benefited from increased net sales, restructuring activities and increases in operational efficiencies. These savings were offset by increased expenses in areas we are investing in for growth, most notably marketing, information technology and training.
     Insight UK’s selling and administrative expenses remained consistent at $12.8 million for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. As a percentage of net sales, selling and administrative expenses decreased to 10.3% for the three months ended September 30, 2005 from 11.1% for the three months ended September 30, 2004. The decrease is primarily due to bonus expenses, including employer taxes, of $929,000 recorded during the three months ended September 30, 2004 related to a management incentive plan with the top executives at a discontinued operation. Insight UK’s selling and administrative expenses decreased for the nine months ended September 30, 2005 by 1% to $38.5 million from $39.1 million for the nine months ended September 30, 2004. As a percentage of net sales, selling and administrative expenses decreased to 10.7% for the nine months ended September 30, 2005 from 11.5% for the nine months ended September 30, 2004. The decrease in selling and administrative expenses as a percentage of net sales is due primarily to an increase in net sales and an increase in supplier funds used to offset specific

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
marketing expenditures. These decreases were offset partially by investments in account executives and sales management and greater compensation expense from changes in sales compensation plans.
     Direct Alliance’s selling and administrative expenses increased 27% for the three months ended September 30, 2005 to $1.9 million from $1.5 million for the three months ended September 30, 2004. As a percentage of net sales, selling and administrative expenses increased to 9.4% for the three months ended September 30, 2005 from 7.9% for the three months ended September 30, 2004. Direct Alliance’s selling and administrative expenses increased 2% for the nine months ended September 30, 2005 to $4.8 million from $4.7 million for the nine months ended September 30, 2004. As a percentage of net sales, selling and administrative expenses remained consistent at 8.5% for the nine months ended September 30, 2005 and 2004. The increase in selling and administrative expenses is due primarily to increased expenses related to information technology offset partially by an increased focus on controlling administrative expenses.
     Severance and Restructuring Expenses. During the three months ended September 30, 2005, Insight UK recorded restructuring costs of $378,000 for duplicate rent expense related to the upcoming move to a new facility, and Direct Alliance recorded severance expense of $1.0 million related to the departure of its former president. During the three months ended September 30, 2004, Insight North America, Insight UK and Direct Alliance recorded $2.0 million, $377,000 and $83,000, respectively, of severance and restructuring expenses attributable to the elimination of certain sales, support and management functions. These amounts included $1.6 million recorded for the retirement of our Executive Vice President, Chief Administrative Officer, General Counsel and Secretary.
     In addition to the severance and restructuring expenses recorded in the three months ended September 30, 2005, for the nine months ended September 30, 2005, Insight North America and Insight UK recorded severance and restructuring expenses of $3.7 million and $414,000, respectively, for severance attributable to the elimination of 89 positions, primarily in support and management. These amounts included the severance of $2.4 million for the former President of Insight North America. See Note 7 to the condensed consolidated financial statements in Part I Item 1 of this report for further discussion of all severance and restructuring activities.
     Reductions in Liabilities Assumed in Previous Acquisition. During the nine months ended September 30, 2005 and 2004, Insight UK settled certain liabilities assumed in a previous acquisition for $664,000 and $3.6 million, respectively, less than the amounts originally recorded. See Note 8 to the condensed consolidated financial statements in Part I Item 1 of this report for further discussion.
     Interest Income. Interest income of $830,000 and $554,000 for the three months ended September 30, 2005 and 2004, respectively, and $2.6 million and $1.2 million for the nine months ended September 30, 2005 and 2004, respectively, was generated through short-term investments. The increase in interest income is due to a generally higher level of cash available to be invested in short-term investments and increases in interest rates earned on those investments during the 2005 periods.
     Interest Expense. Interest expense of $429,000 and $598,000 for the three months ended September 30, 2005 and 2004, respectively, and $1.0 million and $1.5 million for the nine months ended September 30, 2005 and 2004, respectively, primarily relates to borrowings under our financing facilities. The decrease in interest expense is due to a reduction in the amounts outstanding under our interest-bearing financing facilities offset partially by increases in interest rates.
     Other Expense, Net. Other expense, net, decreased to $213,000 for the three months ended September 30, 2005 from $551,000 for the three months ended September 30, 2004. Other expense, net, increased to $679,000 for the nine months ended September 30, 2005 compared to $471,000 for the nine months ended September 30, 2004. These amounts consist primarily of bank fees associated with our financing facilities and cash management and miscellaneous investment gains or losses.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
     Income Tax Expense. Our effective tax rates for the three months ended September 30, 2005 and 2004 were 38.4% and 26.2%, respectively. Our effective tax rate for the three months ended September 30, 2005 was higher than for the three months ended September 30, 2004 primarily due to the following tax adjustments recorded in the three months ended September 30, 2004:
•	a tax benefit of $2.1 million recorded to reflect an increase in the actual tax basis of the discontinued operation over the original estimate recorded in the three months ended June 30, 2004;

•	the gain on the sale of the discontinued operation being taxed at an effective rate of 23%; and

•	income resulting from the reduction of certain Insight UK liabilities assumed in connection with a previous acquisition being non-taxable.
     Our effective tax rates for the nine months ended September 30, 2005 and 2004 were 38.5% and 33.1%, respectively. Our effective tax rate for the nine months ended September 30, 2005 was higher than for the nine months ended September 30, 2004 primarily due to the following tax adjustments recorded in the nine months ended September 30, 2004:
•	the gain on the sale of the discontinued operation being taxed at an effective rate of 23%;

•	a tax benefit of $2.9 million recorded to reflect the valuation allowance releases related to a reduction of liabilities assumed in a previous acquisition and the utilization of capital loss carryforwards; and

•	income resulting from the reduction of certain Insight UK liabilities assumed in connection with a previous acquisition being non-taxable.
     Additionally, a larger percentage of our earnings during the three and nine months ended September 30, 2005 was taxable in the United States, which has a higher combined federal and state effective tax rate than the United Kingdom and Canada.
     Discontinued operation.
     Earnings from discontinued operation. In 2004, we sold our entire investment in PlusNet. Accordingly, the results of operations attributable to PlusNet are disclosed as a discontinued operation. See Note 11 to the condensed consolidated financial statements in Part I Item 1 of this report for further discussion.
Liquidity and Capital Resources
     The following table sets forth certain condensed consolidated cash flow information for the nine months ended September 30, 2005 and 2004 (in thousands):

	Nine Months Ended
	September 30,
	2005	2004
Net cash provided by operating activities	$57,060	$4,628
Net cash (used in) provided by investing activities	(2,097)	1,732
Net cash (used in) provided by financing activities	(22,615)	3,951
Foreign currency exchange impact on cash flow	(3,325)	(3,334)

Increase in cash and cash equivalents	29,023	6,977
Cash and cash equivalents at beginning of period	38,443	41,897

Cash and cash equivalents at end of period	$67,466	$48,874

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Cash and Cash Flow
     Our cash balances are held in the United States, Canada and the United Kingdom, with the majority in the United Kingdom. Our present intent is to hold those cash balances in the respective countries for future growth and investments and to meet any liquidity requirements in the United States through ongoing cash flows, external borrowings or both.
     As noted in Note 1 to the condensed consolidated financial statements in Part I Item 1 of this report, in October 2004, the Financial Accounting Standards Board (“FASB”) released FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”), which provides guidance under FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on an enterprise’s income tax expense and deferred tax liability. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We have completed our evaluation of the impact of the repatriation provisions of the Jobs Act and have elected not to utilize these provisions to repatriate the undistributed earnings of our foreign subsidiaries to our operations in the United States.
     Our primary uses of cash in the past few years have been to fund our working capital requirements, capital expenditures, repurchase of our common stock and acquisitions.
     Net cash provided by operating activities. Cash flows from operations for the nine months ended September 30, 2005 and 2004 were $57.1 million and $4.6 million, respectively. For the nine months ended September 30, 2005, cash flows from operations resulted primarily from net earnings before depreciation and increases in client payments received in advance of shipments. These increases were partially offset by decreases in accounts payable. Cash flows from operations for the nine months ended September 30, 2004 resulted primarily from net earnings before depreciation, offset partially by increases in accounts receivable and decreases in accrued expenses.
     Our consolidated cash flow operating metrics for the nine months ended September 30, 2005 and 2004 are as follows:

	Nine Months Ended
	September 30,
	2005	2004
Days outstanding in ending accounts receivable (“DSOs”)	49	50
Inventory turns (excluding inventories not available for sale)	32	30
Days outstanding in ending accounts payable (“DPOs”)	23	27
     DSOs were 49 days for the nine months ended September 30, 2005 compared to 50 days for the nine months ended September 30, 2004. The decrease in DSOs is due to a higher percentage of net sales being transacted in the last month of the nine-month period ended September 30, 2004 than for the same period in 2005. Annualized inventory turns, excluding inventories not available for sale, were 32 times for the nine months ended September 30, 2005 compared to 30 times for the nine months ended September 30, 2004. The increase in inventory turns is due to decreases in opportunistic purchases by us. The $35.3 million of inventories not available for sale at September 30, 2005 represents inventories segregated pursuant to binding client contracts, which will be recorded as net sales when the criteria for sales recognition are met. DPOs decreased from 27 days for the nine months ended September 30, 2004 to 23 days for the nine months ended September 30, 2005 due primarily to utilizing early pay discounts from suppliers and to the timing of payments at quarter end.
     If sales continue to increase in the future, we expect that cash flow from operations will be used, at least partially, to fund working capital as we typically increase balances in our inventories and pay our suppliers on

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
average terms that are shorter than the average terms granted to our clients in order to take advantage of supplier discounts.
     Net cash (used in) provided by investing activities. In January 2005, we received the $27.4 million receivable from underwriter related to the sale of our investment in a discontinued operation. Capital expenditures of $29.0 million for the nine months ended September 30, 2005 primarily relate to the second quarter purchase of an office facility in Bloomingdale, Illinois for $7.75 million, capitalized costs of computer software developed for internal use and hardware. Capital expenditures for the nine months ended September 30, 2004 of $15.2 million primarily related to software, hardware and capitalized costs of computer software developed for internal use. In the three months ended September 30, 2004 we received net proceeds of $17.4 million from the sale of a portion of our investment in PlusNet. See Note 11 to the condensed consolidated financial statements in Part I Item 1 of this report for further discussion about PlusNet. We expect total capital expenditures in 2005 to be between $30.0 million and $35.0 million.
     Net cash (used in) provided by financing activities. During the nine months ended September 30, 2005, cash was primarily used to make repayments on our short-term financing facility and to repurchase shares of our common stock. During the nine months ended September 30, 2004, cash was primarily used to make repayments on our short-term financing facility and line of credit, offset partially by cash received from common stock issuances as a result of stock option exercises.
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
     See Note 5 of our condensed consolidated financial statements in Part I Item 1 of this report for a description of our financing facilities, including terms, amounts outstanding, amounts available and weighted average borrowings and interest rates during the quarter.
Off Balance Sheet Arrangements
     We have entered into off-balance sheet arrangements, which include guaranties and indemnifications, as defined by the SEC’s Final Rule 67, “Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.” The guaranties and indemnifications are discussed in Note 9 to the condensed consolidated financial statements in Part I Item 1 this report. We believe that none of our off-balance sheet arrangements have, or is reasonably likely to have, a material current or future effect on our financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.
Factors That May Affect Future Results and Financial Condition
     Changes in the economic environment and/or information technology industry may reduce demand for the products and services we sell. Our results of operations are influenced by a variety of factors, including general economic conditions, the condition of the IT industry, shifts in demand for, or availability of, computer products, peripherals and software and IT services and industry introductions of new products, upgrades or methods of distribution. Net sales can be dependent on demand for specific product categories, and any change in demand for or supply of such products could have a material adverse effect on our net sales if we fail to react in a timely manner to such changes. Our operating results are also highly dependent upon our level of gross profit as a percentage of net sales, which fluctuates due to numerous factors, including changes in prices from suppliers,

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
changes in the amount and timing of supplier reimbursements and marketing funds that are made available, volumes of purchases, changes in client mix, the relative mix of products sold during the period, general competitive conditions, the availability of opportunistic purchases and opportunities to increase market share. In addition, our expense levels, including marketing, the costs of facilities expansion, acquisitions and the costs and salaries incurred in connection with the hiring of account executives, are based, in part, on anticipated net sales and the anticipated amount and timing of supplier reimbursements and marketing funds. Therefore, we may not be able to reduce spending in a timely manner to compensate for any unexpected net sales shortfall and any such inability could have a material adverse effect on our business, results of operations and financial condition.
     We rely on our suppliers for product availability, marketing funds, purchasing incentives and competitive products to sell. We acquire products for resale both directly from manufacturers and indirectly through distributors. The loss of a supplier could cause a disruption in the availability of products. The reduction in the amount of credit granted to us by our suppliers could increase our cost of working capital and have a material adverse effect on our business, results of operations and financial condition. Additionally, there is no assurance that as manufacturers continue to sell directly to end users and through the distribution channel, they will not limit or curtail the availability of their product to resellers, like us. Certain of the products offered from time to time by us may become subject to manufacturer allocation, which limits the number of units available to us. Our inability to obtain a sufficient quantity of product, or an allocation of products from a manufacturer in a way that favors one of our competitors relative to us, could cause us to be unable to fill clients’ orders in a timely manner, or at all, which could have a material adverse effect on our business, results of operations and financial condition.
     Certain manufacturers and distributors provide us with substantial incentives in the form of early payment discounts, supplier reimbursements, referral fees, marketing funds, price protections and rebates. Supplier funds are used to offset, among other things, cost of goods sold, marketing costs and other operating expenses. Certain of these funds are based on our volume of net sales or purchases, growth rate of net sales or purchases and marketing programs. If we do not grow our net sales over prior periods or if we are not in compliance with the terms of these programs, there could be a material negative effect on the amount of incentives offered to us by our manufacturers. Additionally, suppliers routinely change the requirements for and the amount of funds available. No assurance can be given that we will continue to receive such incentives or that we will be able to collect outstanding amounts relating to these incentives in a timely manner, or at all. A reduction in, the discontinuance of, a significant delay in receiving or the inability to collect such incentives could have a material adverse effect on our business, results of operations and financial condition.
     Although product is available from multiple sources via the distribution channel as well as directly from manufacturers, we rely on the manufacturers of products we offer not only for product availability and supplier reimbursements, but also for development and marketing of products that compete effectively with products of manufacturers we do not currently offer, particularly Dell. We do have the ability to sell, and periodically have sold, Dell product if it is specifically requested by our clients and approved by Dell, although we do not proactively advertise or offer Dell products.
     On May 1, 2005, a definitive agreement was completed between Lenovo Group Limited (“Lenovo”), the leading personal computer brand in China, and IBM under which Lenovo acquired IBM’s Personal Computing Division to form the world’s third-largest PC business. IBM is a significant supplier to Insight and was the largest client of Direct Alliance. Direct Alliance has entered into separate contracts with IBM and Lenovo representing pro-rata portions of the contract that Direct Alliance previously had with IBM. These contracts were effective upon completion of Lenovo’s purchase of IBM’s Personal Computing Division. We do not know specifically how this sale will affect our relationships with IBM or Lenovo, and we cannot assure you that changes in these relationships will not have a material adverse effect on our business, results of operations and financial condition.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
     Actions of competitors, including manufacturers of products we sell, can negatively affect our business. The IT products and services industry is intensely competitive. Competition is based primarily on price, product availability, speed of delivery, credit availability, ability to tailor specific solutions to client needs and quality and breadth of product lines. We compete with manufacturers, including manufacturers of products we sell, as well as a large number and wide variety of marketers and resellers of IT products and services. Product manufacturers, in particular, have programs to sell directly to the business client, particularly larger corporate clients and thus, are a competitive threat to us. In addition, manufacturers are increasing the volume of software products distributed electronically directly to end-users and in the future will likely pay lower referral fees for sales of certain software licensing agreements sold by us. An increase in the volume of products sold through any of these competitive programs or distributed directly electronically to end-users or a decrease in the amount of referral fees paid to us could have a material adverse effect on our business, results of operations and financial condition.
     Additionally, product resellers and direct marketers are combining operations or acquiring or merging with other resellers and direct marketers to increase efficiency and market share. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their product and service offerings. Accordingly, it is possible that new competitors or alliances among competitors may emerge and acquire significant market share. Generally, pricing is very aggressive in the industry, and we expect pricing pressures to continue. There can be no assurance that we will be able to negotiate prices as favorable as those negotiated by our competitors or that we will be able to offset the effects of price reductions with an increase in the number of clients, higher net sales, cost reductions, greater sales of services, which are typically at higher gross margins, or otherwise. Price reductions by our competitors that we either cannot or choose not to match could result in an erosion of our market share and/or reduced sales or, to the extent we match such reductions, could result in reduced operating margins, any of which could have a material adverse effect on our business, results of operations and financial condition.
     Certain of our competitors in each of our operating segments have longer operating histories and greater financial, technical, marketing and other resources than we do. In addition, some of these competitors may be able to respond more quickly to new or changing opportunities, technologies and client requirements. Many current and potential competitors also have greater name recognition and engage in more extensive promotional activities, offer more attractive terms to clients and adopt more aggressive pricing policies than we do. Additionally, some of our competitors have higher margins and/or lower operating cost structures, allowing them to price more aggressively. There can be no assurance that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not have a material adverse effect on our business, results of operations and financial condition.
     Disruptions in our information technology and voice and data networks could affect our ability to service our clients and cause us to incur additional expenses. We believe that our success to date has been, and future results of operations will be, dependent in large part upon our ability to provide prompt and efficient service to clients. Our ability to provide such services is largely dependent on the accuracy, quality and utilization of the information generated by our IT systems, which affect our ability to manage our sales, customer service, distribution, inventories and accounting systems and the reliability of our voice and data networks. In January 2004, we completed the IT system conversion across all of Insight’s operations serving United States clients. We have been, and will continue, making enhancements and upgrades to the system including a planned upgrade to mySAP Business Suite during 2006. In the future, we will likely convert Insight’s United Kingdom and Canadian operations to this software platform. There can be no assurances that these enhancements or conversions will not cause disruptions in our business, and any such disruption could have a material adverse effect on our results of operations and financial condition. Although we have built redundancy into most of our systems, have documented system outage policies and procedures and have comprehensive data backup, we do not have a formal disaster recovery or business continuity plan. Substantial interruption in our IT systems or in our telephone communication systems would have a material adverse effect on our business, results of operations and financial condition.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
     The failure to comply with the terms and conditions of our public sector contracts could result in, among other things, fines or other liabilities. Net sales to public sector clients are derived from sales to federal, state and local governmental departments and agencies, as well as to educational institutions, through open market sales and various contracts. Government contracting is a highly regulated area. Noncompliance with government procurement regulations or contract provisions could result in civil, criminal, and administrative liability, including substantial monetary fines or damages, termination of government contracts, and suspension, debarment or ineligibility from doing business with the government. In addition, substantially all of our contracts in the public sector are terminable at any time for convenience or upon default. The effect of any of these possible actions by any governmental department or agency or the adoption of new or modified procurement regulations or practices could materially adversely affect our business, financial position and results of operations.
     We rely on a limited number of outsourcing clients. Through our Direct Alliance operating segment, which represented 2% and 10% of our consolidated net sales and earnings from operations, respectively, for the nine months ended September 30, 2005, we perform business process outsourcing services for a small number of manufacturers in the computer and consumer electronics industry pursuant to various contracted arrangements. For the three and nine months ended September 30, 2005 sales from Direct Alliance’s largest outsourcing client accounted for 36% and 33% of Direct Alliance’s net sales. For the three and nine months ended September 30, 2005, the top three clients represented 78% and 77% of Direct Alliance’s net sales. The declines from prior year in concentration with Direct Alliance’s largest clients reflects the fact that the historical contract with Direct Alliance’s largest client, IBM, was replaced in May 2005 with separate contracts with IBM and Lenovo which expire at the end of 2006. Although the contracts with these clients are generally multi-year contracts, these clients may cancel their contracts under certain circumstances on relatively short notice, elect to not renew them upon expiration or renew them only on terms that are less favorable to us. There is no assurance that we will be able to replace any outsourcing clients that terminate or fail to renew their relationships with us or that we will be able to renew existing contracts on terms that are as favorable to us as the current terms. Additionally, we seek to expand our offerings both within and outside of the computer industry. The failure to maintain current arrangements or the inability to enter into new ones within or outside the computer industry could have a material adverse effect on our business, results of operations and financial condition. The majority of our current outsourcing clients are manufacturers in the computer industry and are, therefore, subject to the same industry risks as we are with respect to our Insight North America operations. These risks may negatively affect the amount of business our clients outsource to us and the performance fees we receive from clients that are based on the volume of client product we sell or process through our systems.
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
     Although the effect of currency fluctuations on our financial results has generally been immaterial in the past, there can be no guarantee that the effect of currency fluctuations will not be material in the future. In particular, there has been a trend toward a strengthening U.S. dollar relative to the British Pound Sterling. If this trend continues, it could have a negative effect on our financial condition and results of operations.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
     Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain employees, and changes in accounting for equity compensation will adversely affect earnings. We have historically used stock options as a key component of total employee compensation in order to align employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options, or attract additional highly qualified personnel. Many of our outstanding employee stock options have exercise prices in excess of our current stock price. To the extent these circumstances continue or recur, our ability to retain present employees may be adversely affected. In addition, changes to GAAP will require expense to be recorded for employee stock option grants and other equity incentives beginning January 1, 2006. Moreover, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future. As a result, in addition to recording additional compensation expense, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to use equity-based compensation to attract, retain and motivate employees, any of which could materially adversely affect our business.
     The integration and operation of future acquired businesses may disrupt our business, create additional expenses and utilize cash or debt availability. Over the past few years, we completed acquisitions in the United States, the United Kingdom and Canada. These acquired operations have been fully integrated and now comprise a material portion of our business. Our strategy includes the possible acquisition of other businesses to expand or complement our operations. An acquisition involves numerous risks, including difficulties in the conversion of IT systems and assimilation of operations of the acquired company, the diversion of management’s attention from other business concerns, risks of entering markets in which we have had no or only limited direct experience, assumption of unknown liabilities and the potential loss of key employees and/or clients of the acquired company, all of which in turn could have a material adverse effect on our business, results of operations and financial condition. The magnitude, timing and nature of any future acquisitions will depend on a number of factors, including the availability of suitable acquisition candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. There is no assurance that we will identify acquisition candidates that would result in successful combinations or that any acquisitions will be consummated at all or on acceptable terms. Any future acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of additional debt, the utilization of cash, amortization of expenses related to identifiable intangible assets and future impairments of acquired goodwill, all of which could adversely affect our profitability.
     We depend on certain key personnel. Our future success will be largely dependent on the efforts of key management personnel. Over the past year, we have replaced several key personnel, including the Chief Executive Officer, President of Insight North America and the President of Direct Alliance with new key personnel. The loss of one or more of these key employees could have a material adverse effect on our business, results of operations and financial condition. We cannot assure you that we will be able to continue to attract or retain highly qualified executive personnel or that any such executive personnel will be able to lead us in directions that will increase stockholder value. We also believe that our future success will be largely dependent on our continued ability to attract and retain highly qualified management, sales, service and technical personnel. We cannot assure you that we will be able to attract and retain such personnel. Further, we make a significant investment in the training of our sales account executives. Our inability to retain such personnel or to train them either rapidly enough to meet our expanding needs or in an effective manner for quickly changing market conditions could cause a decrease in the overall quality and efficiency of our sales staff, which could have a material adverse effect on our business, results of operations and financial condition.
     Rapid changes in product standards may result in substantial inventory obsolescence. The IT industry is characterized by rapid technological change and the frequent introduction of new products and product enhancements, both of which can decrease demand for current products or render them obsolete. In addition, in order to satisfy client demand, protect ourselves against product shortages, obtain greater purchasing discounts

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
and react to changes in original equipment manufacturers’ terms and conditions, we may decide to carry relatively high inventory levels of certain products that may have limited or no return privileges. There can be no assurance that we will be able to avoid losses related to inventory obsolescence on these products.
     Our principal financing facility expires on December 30, 2005, and if we are unable to renew this facility or replace it on acceptable terms, we may incur higher interest expenses or your equity interests may be diluted. Our financing facilities include a $200.0 million accounts receivable securitization financing facility, a $30.0 million revolving line of credit and a $40.0 million inventories financing facility. The availability under each of these facilities is subject to formulas based on our eligible trade accounts receivable or inventories. As of September 30, 2005, the aggregate outstanding balance under these facilities was $59.5 million, and we had $203.3 million available. The accounts receivable securitization financing facility expires December 30, 2005, and the line of credit and inventories facility expire on December 31, 2007. We have no reason to believe the accounts receivable securitization financing facility will not be renewed on or before December 30, 2005. However, it is possible that we may be unable to renew our existing accounts receivable securitization financing facility or secure alternative financing or, if we are able to renew our existing accounts receivable securitization financing facility or secure alternative financing, it may be on less favorable terms, such as higher interest rates. If we were unable to renew our existing accounts receivable securitization financing facility or secure alternative financing, we may be required to seek other financing alternatives such as selling additional equity securities or convertible debt securities that would dilute the equity interests of current stockholders. We cannot assure you that we will be able to obtain such financing on terms favorable to us or at all.
     Recently enacted and proposed changes in securities laws and regulations may continue to increase our costs and divert management’s attention from operations. The Sarbanes-Oxley Act of 2002 (the “Act”) became law in July 2002 and since then we have made changes in our corporate governance, public disclosure, compliance practices and documentation and testing of internal controls over financial reporting to comply with the Act. The Act also required the SEC to promulgate new rules on a variety of subjects, many of which are already in place. In addition, the NASD adopted revisions to its corporate governance requirements for companies, like us, that are listed on Nasdaq. To maintain high standards of corporate governance and public disclosure, we have invested and will continue to invest all reasonably necessary resources to comply with evolving standards. This significant investment in these areas increases our legal, external and internal audit, board of directors and financial costs and diverts management time and attention from other activities. The risk of litigation and claims of personal liability for corporate action or inaction could make it more difficult for us to attract and retain executive officers and qualified members for our board of directors, particularly to serve on the audit committee.
     We may be subject to intellectual property infringement claims, which are costly to defend and could limit our ability to provide certain content or use certain technologies in the future. Many parties are actively developing search, indexing, e-commerce and other web-related technologies, as well as a variety of online business models and methods, all of which are in addition to traditional research and development efforts for IT products and application software. We believe that these parties will continue to take steps to protect these technologies, including, but not limited to, seeking patent protection. As a result, disputes regarding the ownership of these technologies and rights associated with online business and new hardware and software offerings are likely to arise in the future. In addition to existing patents and intellectual property rights, we anticipate that additional third party patents related to our services will be issued in the future. From time to time, parties assert patent infringement claims against us in the form of cease-and-desist letters, lawsuits and other communications. If there is a determination that we have infringed the proprietary rights of others, we could incur substantial monetary liability, be forced to stop selling infringing products or providing infringing services, be required to enter into costly royalty or licensing agreements, if available, or be prevented from using the rights, which could force us to change our business practices in the future. As a result, these types of claims could have a material adverse effect on our business, results of operations and financial condition.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
     We issue options and restricted stock under our long-term incentive plans, and these issuances dilute the interests of stockholders. We have reserved shares of our common stock for issuance under our 1998 Long Term Incentive Plan (the “1998 LTIP”) and our 1999 Broad-Based Incentive Plan. As approved by our stockholders, our 1998 LTIP provides that additional shares of common stock may be reserved for issuance based on a formula contained in that plan. The formula provides that the total number of shares of common stock remaining for grant under the 1998 LTIP and any of our other option plans, plus the number of shares subject to unexercised options and unvested grants of restricted stock granted under any plan, shall not exceed 20% of the outstanding shares of our common stock at the time of calculation of the additional shares. Therefore, we reserve additional shares on an ongoing basis for issuance under this plan. At September 30, 2005, we had options outstanding to acquire 8,140,924 shares of common stock and there were 122,500 shares of restricted common stock and 7,500 restricted common stock units outstanding. Based on the 1998 LTIP formula, we had 1,225,067 shares of common stock available for grant at September 30, 2005.
     Additionally, we have reserved 15% of the outstanding shares of common stock of our subsidiary, Direct Alliance, under the Direct Alliance 2000 Long-Term Incentive Plan. At September 30, 2005, we had options outstanding to acquire 2,642,500 shares of common stock of Direct Alliance, representing 8.8% of the outstanding common stock of Direct Alliance, at a weighted average exercise price of $1.42. These stock options vested on May 5, 2005 and expire on May 5, 2006. If option holders exercise these options, they will become minority stockholders of Direct Alliance and the percentage of Direct Alliance’s net earnings attributable to minority stockholders will not be included in our consolidated statement of earnings. As of September 30, 2005, none of the 2,642,500 outstanding options have been exercised.
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

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Recently Issued Accounting Pronouncements
     See Note 1 of our condensed consolidated financial statements in Part 1 Item 1 of this report for a description of recent accounting pronouncements, including our expected dates of adoption and the estimated effects on our results of operations and financial condition.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We have interest rate exposure arising from our financing facilities, which have variable interest rates. These variable interest rates are affected by changes in short-term interest rates. We manage interest rate exposure by maintaining a conservative debt to equity ratio.
     We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows will not be material. Our financing facilities expose net earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. Borrowings outstanding under the interest-bearing financing facilities totaled $45.0 million at September 30, 2005 and the interest rate attributable to this outstanding balance was 3.69% per annum at September 30, 2005. A change in net earnings resulting from a hypothetical 10% increase or decrease in interest rates would not be material.
     A substantial majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do have foreign currency translation exposure arising from the operation of our foreign subsidiaries in Canada and in the U.K. We monitor our foreign currency exposure and may from time to time enter into hedging transactions to manage this exposure. There were no hedging transactions during the three or nine months ended September 30, 2005 or hedging instruments outstanding at September 30, 2005, and we do not anticipate entering into any such transactions in the fourth quarter of 2005.
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
Limitations on the Effectiveness of Controls
     Management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will detect or prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our operations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Scope of the Controls Evaluation
     The evaluation of our Disclosure Controls included a review of the objectives and design of the controls, our implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the controls evaluation, we sought to identify data errors, controls problems or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on an quarterly basis so that the conclusions of management, including the CEO and CFO, concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by our internal audit department and by other personnel in our finance organization In addition, our independent auditors evaluate our Disclosure Controls in connection with determining their procedures related to their review of our quarterly financial statements although not to provide assurance on our controls. Our goal is to monitor our Disclosure Controls and modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.
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
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting during our third quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1. Legal Proceedings.
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     There were no unregistered sales of equity securities.
     We have never paid a cash dividend on our common stock, and our credit facility prohibits the payment of cash dividends without the lender’s consent.
Issuer Purchases of Equity Securities

			(c)	(d)
	(a)		Total number of shares	Approximate dollar value
	Total number of	(b)	purchased as part of	of shares that may yet be
	shares	Average price	publicly announced	purchased under the
Period	purchased	paid per share	plans or programs	plans or programs[1]
July 1, 2005 through July 31, 2005	8,000	$20.02	8,000	$21,841,876
August 1, 2005 through August 31, 2005	233,200	20.20	233,200	20,292,776
September 1, 2005 through September 30, 2005	1,032,700	18.76	1,032,700	923,402

Total	1,273,900	18.90	1,273,900

[1]	On March 3, 2005, we announced that our Board of Directors had authorized the purchase of up to $25,000,000 of our common stock. As of September 30, 2005, we had purchased 1,402,100 shares of our common stock at a total cost of $24,998,000 (an average price of $17.83), which completed this stock repurchase program. All shares repurchased have been retired.

On May 12, 2005, we announced that our Board of Directors had authorized a $25,000,000 increase to the stock repurchase program announced on March 3, 2005. Purchases may be made from time to time in both open market and private transactions, as conditions warrant. At September 30, 2005, we had purchased 1,273,900 shares of our common stock at a total cost of $24,079,000 (an average price of $18.90). On October 3, 2005 we purchased 49,644 shares for $921,363 (an average price of $18.56) which completed this stock repurchase program. All shares repurchased have been retired.

INSIGHT ENTERPRISES, INC.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.
(a) Exhibits. (unless otherwise noted, exhibits are filed herewith)

Exhibit No.	Description
3.1	Composite Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of our annual report on Form 10-K for the year ended December 31, 2001 filed on April 1, 2002, File No. 0-25092).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc. (incorporated by reference to Exhibit 3.2 of our quarterly report on Form 10-Q for the quarter ended June 30, 2005, filed on August 5, 2005, File No. 0-25092).

3.3	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of our annual report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000, File No. 0-25092).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).

4.2	Stockholder Rights Agreement (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on March 17, 1999, File No. 0-25092).

10.1(1)	Compensation plan for Catherine Eckstein (incorporated by reference to Item 1.01 of our current report on Form 8-K filed on July 28, 2005, File No. 0-25092).

10.2(1)	Compensation plan for David Rice (incorporated by reference to Item 1.01 of our current report on Form 8-K filed on July 28, 2005, File No. 0-25092).

10.3(1)	Compensation plan for James Kebert (incorporated by reference to Item 1.01 of our current report on Form 8-K filed on July 28, 2005, File No. 0-25092).

10.4(1)	Compensation plan for Stuart Fenton (incorporated by reference to Item 1.01 of our current report on Form 8-K filed on July 28, 2005, File No. 0-25092).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Management contract or compensatory plan or arrangement.

INSIGHT ENTERPRISES, INC.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2005		INSIGHT ENTERPRISES, INC.

	By:	/s/ Richard A. Fennessy
Richard A. Fennessy
President and Chief Executive Officer

	By:	/s/ Stanley Laybourne

Stanley Laybourne
Executive Vice President,
Chief Financial Officer, Secretary and Treasurer
(Principal financial officer)

Index to Exhibits

Exhibit No.	Description
3.1	Composite Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of our annual report on Form 10-K for the year ended December 31, 2001 filed on April 1, 2002, File No. 0-25092).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc. (incorporated by reference to Exhibit 3.2 of our quarterly report on Form 10-Q for the quarter ended June 30, 2005, filed on August 5, 2005, File No. 0-25092).

3.3	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of our annual report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000, File No. 0-25092).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).

4.2	Stockholder Rights Agreement (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on March 17, 1999, File No. 0-25092).

10.1(1)	Compensation plan for Catherine Eckstein (incorporated by reference to Item 1.01 of our current report on Form 8-K filed on July 28, 2005, File No. 0-25092).

10.2(1)	Compensation plan for David Rice (incorporated by reference to Item 1.01 of our current report on Form 8-K filed on July 28, 2005, File No. 0-25092).

10.3(1)	Compensation plan for James Kebert (incorporated by reference to Item 1.01 of our current report on Form 8-K filed on July 28, 2005, File No. 0-25092).

10.4(1)	Compensation plan for Stuart Fenton (incorporated by reference to Item 1.01 of our current report on Form 8-K filed on July 28, 2005, File No. 0-25092).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Management contract or compensatory plan or arrangement.