Form 10-K
period 2005-12-31
INSIGHT ENTERPRISES INC
filed 2006-02-17
CIK 932696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
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
1305 West Auto Drive, Tempe, Arizona 85284
(Address of principal executive offices, Zip Code)
Registrant’s telephone number, including area code: (480) 902-1001
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A
Securities registered pursuant to Section 12(g) of the Act:
Common stock, par value $0.01
(Title of Class)
     Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑                 No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐                No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑                No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☑                Accelerated Filer ☐                Non-accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                 No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the closing price of the Registrant’s common stock as reported on the Nasdaq National Market on June 30, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter, was $960,534,199.
     The number of outstanding shares of the Registrant’s common stock on February 10, 2006 was 48,013,356.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
FORWARD-LOOKING STATEMENTS
     Certain statements in this Annual Report on Form 10-K, including statements in “Business” in Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect net sales, gross profit, operating expenses, earnings from operations, non-operating income and expenses or net earnings; projections of capital expenditures and growth; hiring plans; plans for future operations; the availability of financing and our needs or plans relating thereto; plans relating to our products and services; the effect of new accounting principles; benefits and expenses relating to restructuring activities and employee terminations; the effect of guaranty and indemnification obligations; the actual or expected outcome of legal proceedings against the Company; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statement. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:
•	changes in the information technology industry and/or the economic environment;

•	our reliance on suppliers for product availability, marketing funds, purchasing incentives and competitive products to sell;

•	actions of our competitors, including manufacturers of products we sell;

•	disruptions in our information technology and voice and data networks;

•	our reliance on a limited number of outsourcing clients;

•	our failure to comply with the terms and conditions of our public sector contracts;

•	the risks associated with international operations;

•	our dependence on key personnel;

•	the decreased effectiveness of equity compensation resulting from changes in accounting for equity compensation;

•	our integration and operation of future acquired businesses;

•	rapid changes in product standards;

•	our ability to renew or replace short-term financing facilities;

•	intellectual property infringement claims; and

•	risks that are otherwise described from time to time in the reports that we file with the SEC, including, but not limited to, the items discussed in “Risk Factors” in Item 1A of this report.
We assume no obligation to update, and do not intend to update, any forward-looking statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
FORM 10-K ANNUAL REPORT
Year Ended December 31, 2005

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
PART I
Item 1. Business
     Insight Enterprises, Inc. is a holding company organized in the following three operating segments:

				% of 2005
			% of 2005	Consolidated
			Consolidated	Earnings from
Operating Segment*	Description	Geography	Net Sales	Operations
Insight North America	Provider of information technology	United States and	83%	83%
	(“IT”) products and services	Canada

Insight UK	Provider of IT products and services	United Kingdom	15%	6%

Direct Alliance	Business process outsourcing provider	United States	2%	11%

*	Additional detailed segment and geographic information can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and in Note 16 to the Consolidated Financial Statements in Item 8 of this report.
     Our business focus is on being a leading provider of brand name computing products, IT services and outsourcing of business processes primarily to business clients in the United States, Canada and the United Kingdom.
     We were incorporated in Delaware in 1991 as the successor to an Arizona corporation that commenced operations in 1988. We began operations in the United States, expanded into Canada in 1997 and into the United Kingdom in 1998.
Acquisitions/Dispositions History
     Over the past few years, we have completed acquisitions in the United States, Canada and the United Kingdom.
     In 2004, we sold our 95% ownership interest in PlusNet plc (“PlusNet”), an Internet service provider in the United Kingdom. As a result of the disposition of our ownership interest, PlusNet is disclosed as a discontinued operation for the years ended December 31, 2004 and 2003.
Operating Segments
     The following discussions of our operating segments should be read in conjunction with the operating segment disclosures and information regarding geographic operations found in Note 16 to the Consolidated Financial Statements in Item 8 of this report. A discussion of factors potentially affecting our operations is discussed in “Risk Factors” in Item 1A of this report.
Insight North America and Insight UK – The Insight Brand
     Insight North America and Insight UK (collectively, “Insight”) are reported as separate operating segments. However, they both market products and services principally under the global brand name “Insight” and operate with similarly structured business models and strategic positioning as leading providers of IT products and services.
     Insight North America, with operations in the United States and Canada, is our primary operating segment, representing 83% of consolidated net sales and earnings from operations in 2005. Insight UK represented 15% and 6% of consolidated net sales and earnings from operations, respectively, in 2005. The target clients of Insight North America and Insight UK are small- to medium-sized businesses (“SMB”) and large enterprises, as well as government and educational entities.
Business Overview
     Insight is a leading provider of IT products and services with a focus on delivering strategic business value through technology to businesses, government and educational institutions in the United States, Canada and the United Kingdom. Over the past couple of years, we have been evolving our business model and branding efforts to emphasize Insight’s ability to provide total product and service solutions based on clients’ business-driven needs. Our vision is to be the trusted advisor

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
to our clients, helping them enhance their business performance through innovative technology solutions. Historically, we have primarily been engaged in our client’s acquisition cycle once they have substantially determined their IT needs. As a trusted advisor, our goal is to move further up in the acquisition cycle, assisting our clients as they make technology decisions. We believe this will create stronger relationships with our clients, allowing us to serve our clients more effectively, to expand the amount of products and services we sell to each of our current clients and to attract new clients. We believe a solution is defined not by what you sell, but how you sell it. The solution to a business need may be IT products, services or a combination of both. The key to creating the solution is to understand the client’s business need and assist in determining the right IT solution to address that need. Although we have initiatives to increase solution selling in our large enterprise client base, we see an even greater opportunity to sell solutions to SMB clients. IT products are currently sold to the SMB market by a variety of national product resellers, but we believe that no national providers of IT products and services are effectively serving this market as a true solutions provider. We also believe that our expanded business model, knowledgeable sales force, targeted marketing strategies, streamlined distribution, advanced services capabilities and commitment to total IT solutions could further differentiate us from our competitors targeting the SMB market.
     2005 has been a year of transformation for Insight. We hired, in the fourth quarter of 2004, a new President and Chief Executive Officer of Insight Enterprises, Inc. who brought a depth of industry experience to the Company. Under his leadership, many changes have been made to our business model. The organization structure was flattened, particularly in our United States operations, and new leaders reporting directly to the Chief Executive Officer were hired or promoted in key positions, including: President of Insight’s United States operations; President of Direct Alliance; Chief People Officer; Chief Marketing Officer; and Chief Information Officer. Several changes were also made in the senior sales and services leadership team in Insight’s United States operation. We increased our marketing spend in 2005 approximately 25% over 2004 to help drive brand recognition and awareness of our capabilities. We have also focused our efforts this year on enhancing our relationships with our employees (referred to within the Company and this document as “teammates”), clients and partners. As an example, we believe we have improved our teammate relationships by implementing semi-annual teammate satisfaction surveys, improving benefit offerings, investing in comprehensive training programs, and creating performance management and bonus plans that are aligned throughout the organization. We are also investing substantial resources to improve the skills of our sales teams so that they can successfully transition to the new business model and change their conversations with clients from price and availability to IT solutions based on the client’s business need.
     Our financial goals for 2006 are focused on growing net sales faster than the market and improving our operating margin. To grow net sales faster than the market, we are focused on the following areas:
•	increasing the number of active SMB clients;

•	leveraging our services capabilities to enhance profitability, especially within our large enterprise clients;

•	increasing the share of IT spend within each client;

•	enhancing sales training and development;

•	aligning sales and marketing strategies;

•	leveraging e-commerce capabilities;

•	increasing the number of account executives; and

•	driving improvements in sales productivity.
We believe that in order to meet our operating margin improvement targets, we need to both increase our gross margin and lower our selling and administrative expenses as a percentage of net sales. We are focused on the following initiatives that we believe will contribute to improving gross margin:
•	increasing attach rates for warranties, integration, leasing, accessories and services;

•	improving growth rates in net sales to SMB clients, which are generally conducted at higher gross margins;

•	actively managing freight margin tools;

•	leveraging automated pricing tools; and

•	developing plans to drive growth of higher margin product categories, like software.
We are focused on the following initiatives that we believe will help lower selling and administrative expenses as a percentage of net sales:
•	continuing to tighten our management system and focus on expense management throughout the organization;

•	leveraging the new mySAP Business Suite (“mySAP”) functionality in the second half of 2006 to automate manual processes and adopt best practices;

•	improving sales-to-support ratios;

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
•	enhancing our alignment with our key partners to fully leverage our partners’ investments in their Insight relationship; and

•	reducing our product catalog to feature only high demand products and solutions.
As noted above, one of the primary drivers towards reaching both of these goals is increasing our growth rates in net sales to SMB clients. In the United States in 2005, we experienced above market growth in net sales to large enterprise clients but below market growth in net sales to our SMB clients. It is important for us to improve growth rates to the SMB client base not only to improve overall net sales growth, but to also improve profitability, as sales to SMB clients are generally conducted at higher gross margins than sales to large enterprise clients and result in higher levels of funding from our partners. We will also be upgrading our SAP system to mySAP during the second half of 2006, which we believe will provide us with enhanced IT tools that will assist us in achieving our financial and operating goals.
Operating Strategy
     The key elements of our operating strategy are:
•	Solutions-oriented business model;

•	Integrated sales and marketing;

•	Broad selection of branded products; and

•	Efficient technology based operations.
     Solutions-Oriented Business Model. This model offers business clients the benefits of complete IT solutions that take advantage of our multiple-vendor product choices, competitive pricing and availability, fast delivery and a vast array of customized services. We continue to transition our business model beyond product fulfillment to include capability to advise our clients on business issues and develop technology solutions to address those issues. We believe this transition is essential to respond to changes in the way businesses plan for, purchase, implement and manage technology. In addition to a sophisticated product fulfillment engine, we offer service capabilities designed to augment our solutions offerings and improve our clients’ business processes. We have the ability to serve as the central project manager for many combinations of IT services a client may require, from basic warranties and financing options, to custom configuration, large technology deployments, centralized management of mobile technology, software license planning, network design and implementation, asset tagging and asset disposal. We believe we deliver strategic business value to our clients by streamlining IT management and costs. In North America, our largest area of operation, we believe we have a strong competitive advantage in the degree to which we can provide these products and services across all targeted client groups. However, currently, the majority of our service offerings are offered and sold to our large enterprise clients. Our service offerings to SMB clients currently focus primarily on integration, third party extended warranties and leasing.
     Integrated Sales and Marketing. We market and sell IT products and services solutions through a variety of integrated direct sales and marketing techniques including:
•	a staff of client-dedicated account executives utilizing proactive outbound telephone-based sales;

•	a client-focused, face-to-face field sales force;

•	a nationally deployed dedicated service sales organization;

•	a small group of knowledgeable account executives dedicated to taking inbound calls;

•	electronic commerce (primarily the Internet and electronic data interchange (“EDI”));

•	targeted marketing (including print and electronic marketing and communications, advertising and specialty marketing programs);

•	comprehensive product and services catalogs; and

•	pre-sales technical sales support teams.
     We align our technical sales support resources, and tailor our marketing model, to each client market. Our marketing programs emphasize our broad product and services offerings, competitive pricing, fast delivery, client support and financing options. A large portion of our marketing will continue to be focused on increasing awareness of our service capabilities and the value of our solutions-oriented business model, as well as increasing Insight brand awareness.
     Components of our sales and marketing strategy include:
     Focus on Businesses, including Governmental and Educational Entities. We target businesses as well as governmental and educational entities. Our target client employs over 100 people who regularly use computing products. We believe this is the most valuable portion of the IT products and services market because these entities demand high-performance technology solutions, purchase frequently, are value conscious, appreciate well-trained account executives and are knowledgeable buyers who require less technical support than the average individual consumer. Our operating model, which

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
allows us to tailor our offerings to the size and complexity of our client, positions us to serve this portion of the market effectively through our competitive pricing, extensive product availability, advanced service capabilities, well-trained account executives, high level of client service, cost-effective distribution systems and technological innovation. During 2005, virtually all of our net sales were to business, governmental and educational clients, and no single client accounted for more than 2% of our consolidated net sales.
     Insight Public Sector (“IPS”), a wholly-owned subsidiary of Insight North America, services our United States public sector clients, which include federal, state and local governmental entities, educational institutions and non-profit organizations. Net sales from our public sector clients are derived from: open market sales to federal, state and local government agencies; sales made to federal agencies and departments under the Multiple Award Schedule contract between IPS and the U.S. General Services Administration and blanket purchase agreements between IPS and various government departments; sales made to various state and local governmental agencies; and sales made to educational institutions and non-profit organizations. A separate public sector team also operates within Insight UK and focuses on central and local government entities, educational institutions, not for profit organizations and the publicly-owned National Health Service. Net sales from our Insight UK public sector clients are derived from open market sales to individual entities and to consortium buyers and from contracts. For a discussion of risks associated with public sector contracts, see “Risk Factors – The failure to comply with the terms and conditions of our public sector contracts could result in, among other things, fines or other liabilities,” in Item 1A of this report.
     Recruit, Train and Retain a Quality Sales Force. The majority of our account executives focus on outbound telemarketing by contacting existing clients on a systematic basis to generate additional sales. In addition, these account executives utilize various prospecting techniques in order to increase the size of our target client base. To support the account executives, we maintain an extensive database of clients and potential clients. We have established dedicated outbound sales divisions focusing on SMB (generally less than 2,500 PC’s), larger enterprise businesses (generally at least 2,500 PC’s) and the public sector entities. Account executives in these sales divisions interact with the sophisticated purchasers and IT systems managers and various other staff of organizations to establish mutually beneficial relationships within these specific client targets. Once established, the one-on-one relationships between our clients and their account executives are maintained and enhanced primarily through frequent communications by telephone supplemented by marketing communications and programs. We also enhance our telemarketing operations by maintaining a smaller group of face-to-face field account executives and service sales professionals in a number of cities throughout North America, and to a lesser extent, in the United Kingdom. These face-to-face field account executives and service sales professionals typically service larger enterprise accounts, government accounts or accounts that have advanced system and service needs. However, starting in 2006, we plan to geographically align clients assigned to our SMB account executives. We believe this will allow us to utilize our face-to-face field account executives to help strengthen relationships with SMB clients, as well as partner representatives, in their geographical areas. Additionally, we have a small group of knowledgeable account executives dedicated to taking inbound calls generated by our direct marketing activities.
     We believe our ability to establish and maintain long-term relationships and to encourage repeat purchases is dependent, in part, on the quality of our account executives. Because our clients’ primary contact with us is through our account executives, we focus on recruiting, training and retaining qualified and knowledgeable sales staff. During 2005, we expanded our training programs for new account executives. New account executives now participate in an extensive twelve-month product, system, sales and procedural training program. The program progresses from spending the majority of the time in a classroom environment to spending more of the training time on the sales floor, gaining supervised sales experience. The overall program focuses on: selling and client service techniques; technical product and services information; systems training; and policies and procedures. Additionally, in conjunction with product manufacturers, we sponsor mandatory periodic product and service training sessions that emphasize the attributes of the products and services and their specific ability to solve clients’ business needs. We also have periodic training programs that introduce new policies and procedures. We are further expanding our sales training programs in 2006 to focus on enhancing existing skills or developing new skills for varying aspects of the sales process.
     With the assistance of our marketing department, each account executive is responsible for building a client base and proactively servicing the needs of established clients. Our IT systems allow on-line retrieval of relevant client information, including the client’s history and product information, such as price, cost and availability, as well as up-selling and cross-selling opportunities. This capability helps deepen client relationships and build our “share-of-wallet” with our client base. Additionally, as part of the mySAP upgrade in 2006 for our United States operations, we are planning to increase our use of customer relationship management (“CRM”) tools and analytics to target the right solution or offer to clients with the greatest propensity to have an interest. Account executives are empowered to negotiate sales prices within established ranges, and a large part of their compensation is based upon gross profit dollars from sales they generate. As the account executive gains experience, we give them greater latitude to make decisions, and with greater experience, the percentage of total compensation based on gross profit dollars generated also increases. Compensation programs are designed to promote and reward top performers in the organization.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
     Information regarding the number and tenure of account executives at Insight North America and Insight UK at December 31, 2005 and 2004 follows:

	Insight North America		Insight UK
	12/31/05	12/31/04	12/31/05	12/31/04
Number of account executives	1,074	1,106	266	298

Experience:
Less than one year	25%	28%	40%	52%
One to two years	14%	14%	26%	19%
Two to three years	10%	10%	14%	6%
More than three years	51%	48%	20%	23%

	100%	100%	100%	100%

Average tenure	3.9 years	3.5 years	2.3 years	2.2 years
     Increase in tenure is important to our business as our statistics show that account executive productivity increases with experience. The increase in average tenure for Insight North America is due primarily to increased retention efforts, including performance based incentives and enhanced training programs, and headcount reductions based on performance which largely resulted in elimination of less experienced account executives. Average tenure for Insight UK has remained relatively flat over the past year as we have experienced some targeted recruiting of our tenured account executives by our competition.
     For a discussion of risks associated with our dependence on key personnel, including sales personnel, see “Risk Factors – We depend on key personnel,” in Item 1A of this report.
     Focus on Client Service. We strive to create strong, long-term relationships with our clients, which we believe promotes client satisfaction and ultimately increases the percentage of IT spending awarded to us. We believe that a key to building client loyalty is to provide clients with a knowledgeable account executive backed by a strong support staff that can help clients find the right IT solutions to solve business needs. Most business clients are assigned a trained account executive that understands the client’s technology needs and proactively identifies and processes orders for product and service solutions that meet those needs. In addition to our account executives, we also have technical specialists who support our sales force, creating a team approach to addressing clients’ various needs within a total solutions framework. Although additional support personnel may interact with the client, such as our solutions center or third party service providers, the client’s dedicated account executive remains the primary contact across all products and services involved. We believe that solving clients’ unique business and technology challenges through strong one-to-one sales and project management relationships will improve the likelihood that clients will look to us for future product and service purchases.
     We realize that fast delivery and efficient fulfillment are also important to our clients. Client orders are sent to one of our distribution centers or to one of our “direct ship” suppliers for processing immediately after the order is released. We have integrated labeling and tracking systems with major freight carriers into our IT system to ensure prompt and traceable delivery. Additionally, we have integrated our IT system with our “direct ship” suppliers making shipments from these suppliers virtually transparent to our clients. We ship almost all of our orders on the day the orders are released for shipment.
     We believe that effective client service is an important factor in client retention and overall satisfaction. We are planning additional automation of our business processes with the upgrade to mySAP and believe these improvements will increase client satisfaction and retention.
     Promote Use of E-Commerce. We believe that providing the client with a seamless e-commerce system, supported by well-trained account executives results in a highly efficient business model that delivers high client satisfaction. Account executives encourage clients to place online orders via our website, www.insight.com, and we offer selected businesses their own customized landing pages, which are designed by our electronic marketing team. These pages allow businesses to customize views based on their needs and procurement guidelines and to purchase IT products and services from us at pre-negotiated, volume-based pricing. We also create awareness of our products and services to clients and prospects through graphically rich electronic newsletters, electronic postcards and other branded sales messages transmitted via e-mail. Through the promotion of e-commerce, including EDI and our website, we hope to increase sales, facilitate our clients’ ease of doing business with us and decrease administrative costs.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
     Selectively Employ Specialty Marketing, Catalogs and Advertising. We continue to increase our national exposure, promote local interest and encourage visits to our website through title sponsorship of the “Insight Bowl,” a post-season intercollegiate football game. During the 2005 Insight Bowl, telecast live by ESPN on December 27, 2005, we aired television commercials highlighting our in-house solutions capabilities as well as commercials showcasing manufacturers’ products offered by us. These 30-second spots provided cooperative advertising opportunities for our suppliers and us and encouraged high-technology business buyers in the United States to call us or visit our website. We also leverage more traditional merchandising catalogs and selectively place targeted advertisements in trade publications in the United States, Canada and the United Kingdom. These catalogs and advertisements emphasize our solution offerings and may also provide detailed product descriptions, manufacturers’ specifications and pricing information. Additionally, the Insight logo and telephone number are included from time to time in promotions by selected manufacturers.
     In the United Kingdom, we are continuing to provide a comprehensive product and services catalog to select clients. Each catalog provides detailed product descriptions, manufacturers’ specifications, pricing and service and support features. In 2005, we expanded our catalog distribution in the United Kingdom to include catalogs aimed at specific vertical markets or industries, such as healthcare, legal and financial services. These vertically focused catalogs augment our sales force in the United Kingdom which is also starting to focus, at least a portion of their assigned clients, on specific vertical markets. We also send targeted catalogs and direct mail brochures showcasing our product, service and solution offerings to clients in the United States, Canada and the United Kingdom.
     Broad Selection of Branded Products. We provide added convenience by offering our clients a comprehensive selection of over 195,000 brand name IT products in North America, and more than 65,000 products in the United Kingdom. We offer products from hundreds of manufacturers including Hewlett-Packard (“HP”), Lenovo, Cisco, Microsoft, IBM, Toshiba, Lexmark, American Power Conversion, Sony, and Symantec. Our breadth of product offerings combined with our efficient, high-volume and cost-effective direct sales and marketing allows us to offer competitive prices. We believe that offering multiple vendor choices enables us to better serve clients’ needs by providing a variety of product solutions to best address their specific business needs, based on particular client preferences or other criteria, such as real-time best pricing and availability, or compatibility with existing technology. During the year, we worked to reduce our product SKU count, which allows us to reduce costs associated with maintaining a larger number of SKUs and we will continue to evaluate the number and types of SKUs that we offer. We have developed “direct-ship” programs with many of our suppliers through the use of EDI and extensible markup language (“XML”) links allowing us to expand our product offerings without further increasing inventory, handling costs or inventory risk exposure. Convenience and product options among multiple brands are key competitive advantages against manufacturers’ direct selling programs, which are generally limited to their own brands and may not be able to offer clients a complete or best solution across all product categories.
     We select our products based upon existing and proven technology and anticipated client needs. Our product managers and buyers evaluate the effectiveness of new and existing products and select those products for inclusion in our offerings based upon the fit in strategic solutions, market demand, product features, quality, reliability, sales trends, price, margins and warranties. We also add products to our selection based on direct client requests, when appropriate.
     The manufacturer warrants most of the products we market, and it is our policy to request that clients return their defective products directly to the manufacturer for warranty service. On selected products, and for selected client service reasons, we may accept returns directly from the client and then either credit the client or ship a replacement product. We generally offer a limited 15- to 30-day return policy for unopened products and certain opened products, which is consistent with manufacturers’ terms; however, for some products we may charge restocking fees. Products returned opened are quickly processed and returned to the manufacturer or supplier for repair, replacement or credit to us. We resell most unopened products returned to us. Products that cannot be returned to the manufacturer for warranty processing, but are in working condition, are promptly sold to inventory liquidators, end users as “previously sold” or “used” products or are sold through other channels, to limit our losses from returned products.
     During 2005, we purchased products from approximately 1,260 suppliers. Approximately 43% (based on dollar volume) of these purchases were directly from manufacturers, with the balance from distributors. Through our distribution subsidiary, PC Wholesale, we have also purchased from and sold to other computer resellers in order to offer our clients favorable pricing, to balance our inventory or to minimize inventory risk. Purchases from HP, a manufacturer, Ingram Micro, Inc. (“Ingram”) and Tech Data Corporation (“Tech Data”), both of which are distributors, accounted for approximately 17%, 17% and 14%, respectively, of Insight’s aggregate purchases in 2005. No other supplier accounted for more than 10% of purchases in 2005. Our top five suppliers as a group for 2005 were: HP; Ingram; Tech Data; Synnex Information Technologies, a distributor; and Lenovo, a manufacturer. We purchased approximately 59% of Insight’s total product purchases during 2005 from this group of suppliers. Although brand names and individual products are important to our business, we believe that competitive sources of supply are available in substantially all of our product categories and that we are not dependent on any single supplier for sourcing product.
     We obtain supplier reimbursements from certain product manufacturers based typically upon the volume of sales or purchases of the suppliers’ products. In other cases, such reimbursements may be in the form of participation in our partner

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
programs, discounts, advertising allowances, price protection or rebates. Manufacturers may also provide mailing lists, contacts or leads to us. We believe that supplier reimbursements allow us to increase our marketing reach and strengthen our relationships with leading suppliers. These reimbursements are important to us, and any elimination or substantial reduction would increase our costs of goods sold or marketing expenses and decrease our earnings from operations and net earnings. During 2005, sales of products manufactured by HP accounted for approximately 30% of Insight’s net sales. No other manufacturer accounted for more than 10% of Insight’s net sales in 2005. Sales of product from our top five manufacturers as a group (HP, Cisco, IBM, Microsoft and Lenovo) accounted for approximately 59% of Insight’s net sales during 2005. We believe that the majority of IT purchases by our clients are made based on the ability of our total product and service offering to meet their IT needs more than on specific brands.
     For a discussion of risks associated with our reliance on suppliers, see “Risk Factors — We rely on our suppliers for product availability, marketing funds, purchasing incentives and competitive products to sell,” in Item 1A of this report.
     Advanced IT Services Offering. Although sales of services are currently a small percentage of our net sales (less than 5%) and gross profit, we believe our service offerings differentiate us from our competitors. We believe these service offerings help to establish strong, deep-rooted relationships with clients as they look to us for more than just product fulfillment and view us as partners in creating integrated product and service solutions for their IT needs. As sales of services increase, services will likely become a greater percentage of gross profit because sales of services are generally at a higher gross margin than product sales. Currently, many of these service capabilities are more widely available to clients in the United States than in Canada or the United Kingdom and are currently sold primarily to large enterprise clients. We provide our clients a wide variety of IT services that focus on the following areas:
•	Custom Configuration — We custom configure servers, desktops, laptops and peripherals, including services such as:
o	asset tagging;

o	basic testing;

o	hardware and software configuration; and

o	software imaging and installation.
•	Advanced Integration — Our ISO 9001: 2000 certified advanced integration lab in the United States provides technical operations, resources and expertise to manage and implement large-scale network rollouts, including:
o	workstations, servers and connectivity equipment;

o	individual user customization of file servers, switches, routers and racks;

o	pre-built networks, including IP addressing;

o	live network testing and turnkey deployment; and

o	wireless activations and configurations.
•	Enterprise Consulting — We evaluate, design, implement and manage business technology projects for our clients. Our enterprise consulting competencies include:
o	infrastructure assessment and design;

o	wireless LAN design and implementation;

o	Citrix deployments;

o	Microsoft implementation;

o	IP voice and telephony solutions; and

o	network security.
•	National Repair Center — Our ISO 9001:2005 certified national repair center is dedicated to maintaining our clients’ equipment and ensuring optimal performance levels through a variety of services including:
o	break fix services;

o	hot swap/spare program;

o	asset retrieval, refurbishment or redeployment; and

o	end-of-lease processing.
•	Resource Management — We offer highly skilled technical staff to augment clients’ existing IT staffs in areas such as:
o	desk side support;

o	help desk support;

o	installs, moves, adds and changes;

o	LAN administration; and

o	critical server restoration.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
•	Project Management — We provide clients with experienced project managers who coordinate the planning, design, deployment, and support of their IT projects and ongoing service programs. This service is performed via our Project Management Office which provides standard methodology and quality assurance.
•	National Implementation Programs — Together with selected highly qualified service partners, we provide comprehensive, customized implementation services, including:
o	national implementation and deployment projects;

o	national service maintenance programs;

o	wireless LAN implementations; and

o	service vendor relationship management.
     A significant amount of services provided by Insight North America are delivered through extensive in-house capabilities, including services performed in our ISO 9001:2000 certified advanced integration and custom configuration labs and our ISO 9001:2005 national repair center. On certain service offerings or in certain geographies, Insight North America manages delivery of services by contracting with highly qualified service partners. We believe this combination is a key differentiator from direct competitors in the United States. Insight UK manages delivery of services by contracting with highly qualified service partners. Regardless of delivery methods or geography, the client’s dedicated account executive remains the primary contact throughout the entire sales and service implementation process and we offer to maintain the service level agreement to assure consistent quality of service across the project. This commitment to project management is central to our value proposition for delivering total product and service solutions, and we believe it will enhance the development of strong, long-term relationships with clients.
     Our account executives are supported by teams of qualified experts that specialize in specific emerging and/or complex technologies. In North America, we currently have technical sales support teams focused on the following product and service categories:
•	Connectivity;

•	High Performance Systems;

•	Networking;

•	Training;

•	Third Party Extended Warranties;

•	Wireless;

•	Project Management;

•	Lifecycle Management; and

•	Security.
     In the United Kingdom, we currently have teams of qualified experts focused on:
•	Connectivity;

•	Servers;

•	Networking;

•	Wireless;

•	Warranties; and

•	Software Licensing/Planning.
     Historically in the industry, advanced services were available nationally to larger enterprise clients. However, we have the ability to provide certain of those services nationally to our SMB clients and view this as an opportunity for growth. Determining which services are best suited to the SMB clients, creating awareness of our capabilities and increasing sales to this client group will be a significant focus in the future. However, for 2006, our service offerings to SMB clients will continue to focus primarily on integration, third party extended warranties and leasing.
     We believe that there is no other national reseller able to offer the same breadth and depth of IT products and services that we offer across all target client groups in the United States.
     Efficient Technology Based Operations. In 2003 and early 2004, a significant amount of time and resources were focused on the migration of our operations serving United States clients to a new, unified IT platform. This system, referred to internally as “Maximus,” is a hybrid system, combining SAP R/3 version 4.6 (“SAP”) for back-end support functions with a proprietary, customized front-end consisting of a set of enhanced capabilities developed to make it easier for clients to conduct business with Insight and to increase the productivity of our account executives, and a customized back-end for sourcing product to improve purchasing decisions and inventory management.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
     We have seen many benefits from the Maximus system, including: an integrated sales and support engine; an efficient, reliable and consistent system to support our business needs; more robust reporting and analysis capabilities; and an increase in functionality from a sales perspective. In 2006, we are planning to upgrade SAP to mySAP. We believe some of the benefits provided by mySAP will be as follows:
•	increased sales executive and client support productivity;

•	automated service tracking and billing;

•	enhanced CRM capabilities;

•	improved service contract management and reporting;

•	further automation of manual and inefficient processes;

•	reduced custom programming and maintenance; and

•	adoption of best practices around business processes.
     We believe our implementation of advanced technological systems provides a competitive advantage by increasing the productivity of our account executives, delivering more efficient client service and reducing order processing and inventory costs. We currently plan to deploy our IT system in the United States, including the upgrade to mySAP, to our United Kingdom and Canadian operations in the next few years.
     Although Maximus has enhanced functionality, our IT systems in all geographies allow our account executives to obtain a wide range of information, including:
•	client information;

•	product information;

•	product pricing, gross profit and availability;

•	product compatibility and alternative product offerings and accessories; and

•	order status.
     We believe that the information available to our account executives allows them to make better decisions regarding product and services recommendations and pricing, provide superior client service and increase overall profitability. We also believe that our investment in IT will continue to improve the efficiency of our operations.
     The majority of our United States distribution operations are conducted within a 440,000 square foot distribution facility in Hanover Park, Illinois. Activities performed in our Illinois distribution center include receipt and shipping of inventory and returned product processing. Additionally, this distribution center houses our national repair center and our advanced integration and custom configuration labs. We also have a small distribution facility in Canada and a 53,000 square foot distribution facility in the United Kingdom. All of our IT systems have capabilities that integrate our sales, distribution, inventory and accounting functions. Through our IT systems, we send orders electronically to one of our distribution centers or to a “direct ship” supplier for processing immediately upon order release, and the distribution center or supplier automatically prints a packing slip for order fulfillment. Products received in our distribution centers are assigned a unique bar code and placed in designated bin locations. We use systematic checks to ensure accurate fulfillment and to provide real-time reduction in inventories. We have implemented a re-ordering system that calculates lead times and, in some instances, automatically orders from certain suppliers. Our system accepts price quotes from several competing suppliers and, in most cases, automatically re-orders from the supplier with the most competitive price and availability. We have integrated our order processing, labeling and tracking systems with major freight carriers to ensure prompt and traceable delivery. We utilize a combined physical and virtual distribution model, utilizing “just-in-time” inventory management and “direct ship” relationships with suppliers to reduce inventory costs and increase client satisfaction. We also purchase and hold inventory for our integration labs and upcoming projects with large enterprise and public sector clients. We promote the use of EDI or XML links with our suppliers, which we believe helps to reduce overhead, simplify the order fulfillment cycle and reduce the use of paper in the ordering process. Our physical distribution capabilities allow us to inventory product as needed to take advantage of product allocations, make opportunistic purchases or meet the service requirements of our clients. Our inventory management techniques, utilizing our system capabilities, allow us to offer a greater range of products without increased inventory requirements, and to reduce inventory exposure and shorten order fulfillment time.
     Additionally, our voice and data networks are an important part of our technology-based operations as the majority of our sales, marketing and client service efforts are conducted either via the telephone or over the web. Our telephone system is programmed to route inbound calls automatically, depending on their originating data, to specific sales groups, or to specific account executives. Our telephone system also uses menu functions that permit the clients to route themselves to the appropriate sales, service or support area or to their assigned account executives. Our technology infrastructure, generally, and our data connectivity, particularly, are important links in our efforts to increase the ease of transacting business with us.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
     For a discussion of risks associated with our information technology and voice and data networks, see “Risk Factors— Disruptions in our information technology and voice and data networks could affect our ability to service our clients and cause us to incur additional expenses,” in Item 1A of this report.
     Growth Strategy
     Insight’s growth strategy is to increase sales and earnings by:
•	Selling additional products and services to our existing client base;

•	Expanding our client base;

•	Capitalizing on our international presence;

•	Leveraging our existing infrastructure; and

•	Making opportunistic strategic acquisitions.
     Selling Additional Products and Services to Our Existing Client Base. We seek to become the primary provider of IT solutions for our clients by investing in the development and training of our account executives and providing the tools to sell the best IT solution, including products and services, to our clients in an efficient manner. We believe proactive account management and assignment of specific account executives dedicated to developing closer relationships with active business clients will enable us to increase the volume, frequency, and breadth and depth of sales to these clients. We continue to refine and analyze our client database to better understand and service our clients, which we believe will result in establishing and maintaining deeper long-term client relationships and enhanced client loyalty. In addition, we are focused on improving account executive productivity by providing a comprehensive, on-going training program, implementing incentive programs that focus on rewarding and retaining top performers and automating routine processes. We are training account executives on our solutions capabilities and on a sales process that anticipates and evaluates our clients’ business needs, both current and future, so that we can capitalize on opportunities to be our clients’ primary and trusted advisor regarding IT solutions that address those needs.
     We increased our marketing initiatives in 2005 relating to demand generation, promotion of our solutions capabilities and general brand awareness. We believe, particularly in the United States, that the full breadth of our solution-focused product and service offerings is an important differentiating factor from our competitors. We also believe that our value proposition of our solution-focused business model is not being fully utilized by our sales executives serving SMB clients, government, educational and non-profit organizations, or by these target clients.
     In 2005, we rolled out an integrated marketing approach among sales, marketing and product management. We went to market with the following five specific solution focuses and started aligning our sales, marketing, technical and service areas to support these focus areas:
•	Manage ITSM — solutions focused on managing a business’s IT infrastructure (e.g., technology refresh and server consolidation);

•	Mobilize ITSM — solutions focused on product and services that assist businesses in their efforts to enhance the mobility of their workforces (e.g., wireless devices, Wi-Fi infrastructure, wireless WANs and data/voice convergence);

•	Store ITSM — solutions focused on the storage needs of business clients (e.g., disaster recovery, storage management and regulatory compliance);

•	Print ITSM — solutions focused on lowering print costs for businesses (e.g., print assessment, document management and pay per use); and

•	Secure ITSM — solutions focused on securing businesses’ communications, websites and workforces (e.g., e-mail security, firewalls and antivirus systems).
These are managed solutions that our solution experts design based on their detailed assessment of the client’s business requirements. We will own the solution, from design and configuration to deployment and life cycle management. We believe our long-term relationships with the world’s leading IT vendors combined with our technical expertise can help us provide effective solutions that bring our clients greater return on investment and reduced total cost of ownership.
     Specific solutions have been and will continue to be brought to market under each of these focus areas and will be supported by:
•	sales training and education;

•	selling tools;

•	awareness building;

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
•	client events;

•	demand generation;

•	product management;

•	purchasing;

•	services development;

•	web merchandising; and

•	sales incentives.
     We are also developing a “Solutions Center” in the United States, primarily to support our SMB account executives. The Solutions Center is aligned with each new solution and allows our SMB account executives to have a single point of contact when engaging assistance from our technical support teams with complex IT solutions involving products, services or a combination of the two. The Solutions Center complements the technical sales support teams that typically assist our account executives and service sales professionals in developing solutions for our large corporate clients.
     We believe this integrated, targeted approach will allow us to communicate our value proposition to our clients, suppliers and account executives more effectively.
     Expanding Our Client Base. We intend to increase our direct sales and targeted marketing efforts in each of our client segments: SMB; large enterprises; and government, educational and non-profit organizations. We seek to acquire new account relationships through proactive outbound telesales, face-to-face field sales, electronic commerce, targeted direct marketing and increased advertising focused on Insight brand awareness and the differentiating factors of our business model.
     Capitalizing on Our International Presence. We seek to capitalize on our international presence in an effort to achieve our long-term goal of becoming a global leader for IT products and services solutions. To that end, we have established operations in Canada and the United Kingdom. Our presence in these countries provides us with an increased client base, expanded product offerings and the ability to leverage our existing infrastructure and supplier relationships. We eventually intend to continue expanding in existing geographies, and we may expand into Europe or other international locations. For a discussion of risks associated with international operations, see “Risk Factors — There are risks associated with international operations that are different than those inherent in the United States business,” in Item 1A of this report.
     Leveraging Our Existing Infrastructure. We have expended considerable resources to develop our infrastructure to support planned growth. In early 2004, we completed the conversion of IT systems supporting our United States clients to Maximus and expect to complete the upgrade of the SAP portions of Maximus to mySAP during 2006. We currently plan to deploy Maximus in our United Kingdom and Canadian operations in the next few years. We believe the mySAP upgrade will better enable us to meet or exceed our clients’ expectations and further differentiate us from our competitors. The benefits we have already seen from the Maximus system are: an integrated sales and support engine; an efficient, reliable and consistent system to support our business needs; more robust reporting and analysis capabilities; and an increase in functionality from a sales perspective. We believe there are opportunities to gain additional efficiencies and electronically enable routine transactions by adding functionality to the system through mySAP, reducing custom programming and adopting best practices around business processes. Our goal is to enhance our system capabilities and business processes to a level which would enable us to potentially process any client, supplier and teammate interaction electronically.
     We have also invested in facilities and strengthened our senior management teams in each of our operating segments over the past few years. We believe our infrastructure allows us to grow for the next few years without additional significant investments in facilities and senior management. We will continue to invest in enhancing our IT systems, increasing the number of account executives (depending on market demand), training, marketing and brand building, and product and service expertise in our solution focus areas. We believe that our investments will allow us to increase sales at a faster rate than operating expenses. For a discussion of risks associated with our IT and telephone systems, see “Risk Factors — Disruptions in our information technology and voice and data networks could affect our ability to service our clients and cause us to incur additional expenses,” in Item 1A of this report.
     Making Opportunistic Strategic Acquisitions. Based on our acquisition experience, capital structure and IT system platform, we believe we are well positioned to take advantage of strategic acquisitions that broaden our client base, expand our geographic reach, scale our existing operating structure and/or enhance our product and service offerings. It is part of our growth strategy to evaluate and consider strategic acquisition opportunities if and when they become available.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
     For a discussion of risks associated with future acquisitions, see “Risk Factors — The integration and operation of future acquired businesses may disrupt our business, create additional expenses and utilize cash or debt availability,” in Item 1A of this report.
Industry
     Prior to late 2000, the industry experienced strong growth rates amidst a healthy economic environment. Sales of IT products in the following years decreased worldwide due to sluggish economic growth and a lengthening of IT replacement cycles. This slowdown in spending was evident beginning in the fourth quarter of 2000 and signs of an anticipated recovery were only first seen through slightly increased activity in the latter half of 2003, which continued in 2004 and 2005. We remain optimistic that IT spending will continue to increase in 2006, although we believe the motivation and demand for purchases has changed from that of the pre-2000 era, and we have repositioned ourselves to respond to these changes accordingly so that we may increase our market share. Technology purchases are being made to address business-driven needs, and financial officers are increasingly playing greater roles in the final purchasing decisions. We believe that demand is no longer driven, for example, only by increased speed and functionality of basic desktop computers, but by the total cost of ownership and return on investment of IT expenditures. Therefore, direct marketers are increasing efforts to include IT services among their offerings, and outbound telesales organizations are being complemented by face-to-face field sales. Insight North America has been at the forefront of this trend since acquiring extensive advanced service capabilities in early 2002, and other direct marketers have since made efforts to include varying levels of services among their offerings. We believe that we are uniquely positioned to take advantage of this shift in client purchasing, as we began migrating from pure product fulfillment-driven direct marketing strategies to our solutions-oriented model of providing IT products and services much earlier than other direct marketers. We believe that in addition to the changing motivation for purchases, the industry is evolving in other ways, too. The market for IT products and services is served through a variety of distribution channels, and intense competition for market share has forced manufacturers to reexamine the psychology behind clients’ purchasing behaviors and to seek the most cost effective and efficient channels to distribute their products. Clients are changing the way they plan for, purchase and implement technology purchases, and participants in the supply chain, including us, are changing in an effort to keep pace with or get ahead of these changes. We believe the following trends have emerged:
•	Manufacturers are continuing their use of the direct channel, through direct marketers like us and through their own internal resources, to market and sell products directly to clients in order to grow sales and lower overall selling costs.

•	Consolidation has occurred over the past few years among direct marketers, and as larger direct marketers continue to broaden their client reach and increase the depth and breadth of product and service offerings, we believe that larger direct marketers will continue to take market share away from smaller resellers.
     Additionally, with increased competition and an overall improved industry-wide supply chain, IT products experience continual declines in average selling prices. Therefore, in order to increase net sales, unit sales must grow at a rate faster than the decline in average selling prices.
     We believe that we will continue to benefit from industry changes as a cost-effective provider of a full range of IT products and services. While purchasing decisions will continue to be influenced by product selection and availability, price and convenience, we believe that solution offerings, knowledge of account executives and client service will become the differentiators businesses will look for when procuring total solutions that minimize their total cost of ownership. For a discussion of risks associated with uncertain economic conditions and actions of competitors, see “Risk Factors — Changes in the information technology and/or economic environment may reduce demand for the products and services we sell,” and “The IT products and services industry is intensely competitive and actions of competitors, including manufacturers of products we sell, can negatively affect our business,” in Item 1A of this report.
Competition
     The IT products and services industry is highly competitive. We compete with a large number and wide variety of marketers and resellers of IT products and services, including:
•	product manufacturers, such as Dell, HP and IBM;

•	other direct marketers, such as CDW Corporation (North America), PC World Business (United Kingdom);

•	national and regional resellers, including value-added resellers and specialty retailers, aggregators, distributors, national computer retailers, computer superstores, Internet-only computer providers, consumer electronics and office supply superstores and mass merchandisers; and

•	national and global service providers, such as IBM Global Services, HP and EDS.
     Product manufacturers continue to sell directly to business clients, particularly larger enterprise clients. Manufacturers, however, typically do not offer the breadth of multi-branded product offerings that direct marketers such as us offer, nor do

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
they have sufficient scale to penetrate the SMB space cost effectively. Additionally, most manufacturers, as well as other direct marketers, do not provide the advanced level of services that we offer our clients. We believe that we offer enhanced solution capability, broader product selection and availability, competitive prices, and greater purchasing convenience than traditional retail stores or value-added resellers, and that our dedicated account executives offer the necessary support functions (e.g., purchases on credit terms and efficient return processes) which Internet-only sellers do not usually provide. We are not aware of any competitors with both the breadth and depth of solution offerings we have in the United States. This allows us to differentiate ourselves with a client service strategy that spans the continuum from fast delivery of competitively priced products to advanced IT solutions, and a selling approach that permits us to grow with clients and solidify those relationships.
     Although the barriers to entry into the industry for an Internet-only reseller are relatively low, we believe that new entrants into the direct marketing channel must overcome a number of significant barriers to entry including:
•	the time and resources required to build a client base of sufficient size and a well-trained account executive sales base;

•	the significant investment required to develop an IT and operating infrastructure;

•	the advantages enjoyed by established larger competitors with purchasing and operating efficiencies;

•	the reluctance of manufacturers and distributors to allocate product and supplier reimbursements and establish electronic transactional relationships with additional participants; and

•	the difficulty of identifying and recruiting qualified management personnel and a sufficient number of account executives to sell technically advanced products.
     Some of our competitors have longer operating histories and greater financial, technical, marketing and other resources than us. In addition, some of these competitors may be able to respond more quickly to new or changing opportunities, technologies and client requirements. Many current and potential competitors also have greater name recognition and engage in more extensive promotional marketing and advertising activities, offer more attractive terms to clients and adopt more aggressive pricing policies than we do.
     For a discussion of risks associated with the actions of our competitors, see “Risk Factors — The IT products and services industry is intensely competitive and actions of competitors, including manufacturers of products we sell, can negatively affect our business,” in Item 1A of this report.
Direct Alliance
     Direct Alliance is our business process outsourcing (“BPO”) organization, representing 2% and 11% of consolidated net sales and earnings from operations, respectively, in 2005.
Business Overview
     In 1993, we sought to leverage core competencies in direct marketing by providing outsourced direct marketing services to third parties through the creation of Direct Alliance. The range of outsourced services has expanded over the years beyond direct marketing to also include solutions designed to enhance manufacturers’ relationships with their channel partners, such as direct marketers. We currently offer solutions designed to rapidly enable and drive cost-efficient sales through proprietary systems, processes, personnel and expertise that are tailored to each client. Because business process outsourcing is not core to our operations, we will, from time to time, evaluate opportunities to divest Direct Alliance with the ultimate goal of maximizing stockholder value.
Operating Strategy
     Our BPO services are focused on customized solutions in the following key areas:
•	Customer Behavior Analytics - statistical modeling and analysis using data generated from a variety of sources, within a structured client lifecycle methodology, including:
o	customer performance metrics;

o	sales reporting analytics;

o	campaign management;

o	web analytics; and

o	product analysis.
•	Direct Marketing - traditional direct mail and electronic direct marketing services, including:
o	database marketing;

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
o	catalog marketing;

o	extranet marketing; and

o	marketing consulting.
•	Direct and Indirect Sales Channels - service and technologies that can simultaneously connect clients with multiple sales channels, including:
o	outbound telesales;

o	field sales enablement;

o	inbound telesales;

o	customer service;

o	partner relationship development;

o	opportunity management; and

o	web/e-commerce sales.
•	Financial Services - accurate financial information and secure transaction management services, including:
o	trade credit management;

o	credit card processing;

o	leasing solutions;

o	fraud detection and prevention;

o	invoice payment management;

o	sales tax collection and management;

o	accounts receivable;

o	accounts payable;

o	vendor returns processing; and

o	financial reporting.
•	Logistics and Supply Chain Management - information and support services to improve logistics and supply chain management, including:
o	order management;

o	fulfillment;

o	virtual supply chain management; and

o	reverse logistics management.
     We offer a unique selection of BPO services, including proprietary technology, processes and management expertise for direct and indirect sales channels. We can operate as a “virtual division” for our clients or as a “dedicated reseller.” These customized services enable our clients to sell directly to customers and/or support existing indirect sales channels in a cost-effective and timely manner. Direct Alliance’s proprietary IT systems, which are used by many of our clients in support of the sales programs we operate for them, can be successfully integrated with many of today’s most common applications, such as SAP, Oracle and Siebel. Additionally, in some cases, we license our multi-lingual, multi-currency proprietary systems to assist our clients in deploying telesales operations in foreign countries.
     We believe that our combination of services, proprietary technology, proven processes and management expertise allows us to provide our clients with:
•	profitable sales growth;

•	cost-effectiveness;

•	fast deployment of direct and channel-focused solutions;

•	improved client satisfaction; and

•	system capabilities for international and domestic operations.
     Any combination of our service offerings can be employed to provide customized, vertically integrated programs for clients. BPO programs can vary in duration, type and quantity and can run in succession or concurrently, depending on each client’s needs. Some programs may be seasonal in nature, particularly if our clients’ customers have cyclical buying patterns.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
     Presently, the majority of our outsourcing arrangements are service fee based, meaning that we derive net sales based primarily upon a cost plus arrangement in addition to a percentage of the sales price from products sold. Revenues from service fee based programs and direct costs related to the generation of those revenues are included in our net sales and cost of goods sold, respectively. As an accommodation to select service fee based program clients, we may also purchase and immediately resell products to our clients for ultimate sale to their customers. These pass-through product sales are completed at little or no gross margin and are included in net sales and cost of goods sold. Under certain outsourcing arrangements, we may take title to inventories of products and assume credit risk associated with sales to the end user. Revenues and the related costs from the sales of such products are included in our net sales and cost of goods sold, respectively. The mix of outsourcing arrangements that are in place from time to time will affect the rate of our future growth in net sales and earnings from operations.
     We currently provide BPO services to a limited number of major brand-name manufacturers, primarily in the IT and consumer electronics industries. For the years ended December 31, 2005 and 2004, one outsourcing client accounted for approximately 28% and 60%, respectively, of Direct Alliance’s net sales and our three largest outsourcing clients accounted for approximately 76% and 88%, respectively, of net sales. The declines from prior year in concentration with Direct Alliance’s largest clients reflects the fact that the historical contract with Direct Alliance’s largest client, IBM, was replaced in May 2005 with separate contracts with IBM and Lenovo which expire at the end of 2006. For a discussion of risks associated with reliance on outsourcing clients, see “Risk Factors — We rely on a limited number of outsourcing clients,” in Item 1A of this report.
Growth Strategy
     Our goal is to be a leading provider of BPO services by:
     Enhancing Existing Client Relationships and Increasing Industry Penetration. We currently provide BPO services to a limited number of large manufacturers, primarily in the computing systems and consumer electronics industries, and seek to become the system of record for all direct channel sales with each of our existing clients by:
•	expanding the breadth of services offered under current programs;

•	becoming the most effective sales team in our clients’ organization, further supporting the benefit of outsourcing sales processes to us;

•	increasing business development efforts to obtain additional clients within the industry; and

•	promoting our outsourced services, including our multi-lingual, multi-currency system capabilities, to other divisions and product lines within our clients’ organizations.
     Conducting Channel-centric Business within the IT and Consumer Electronic Industries. While we continue to see opportunity in providing direct program solutions, we are experiencing an increase in demand for channel programs designed to enhance manufacturers’ relationships with their channel partners, such as direct marketers. Opportunities exist to provide lead and demand generation activities, channel partner support and more cost efficient supply chain solutions to manufacturers. We are responding to these opportunities by:
•	providing our clients with channel partner support through BPO programs that will generate incremental channel opportunities, motivating and supporting existing channel partners to sell our clients’ product lines, and providing a system that measures the programs’ return on investment to our client;

•	utilizing our demand generation capabilities and data analytics to produce a more cost effective channel solution;

•	offering physical distribution and virtual supply chain solutions to deliver a more cost effective and responsive supply model for our clients;

•	utilizing our sales organization to identify business opportunities and drive sales through our clients’ channel partners; and

•	providing both service and dedicated reseller programs for our clients based on their specific needs.
     Expanding into the Industries of Software, Customer Loyalty and Office Automation. While we continue to see opportunities within the IT and consumer electronics industries, we are experiencing an increasing demand for both direct programs and channel programs related to software, warranties, service contracts and office automation. Although competitors already exist in each of these markets, we believe we can successfully differentiate our offerings with unique capabilities in relationship-based sales, business process management and transaction management services.
     We believe we can successfully compete for software clients by focusing on software products that have three- to six-month sales cycles and are sold to SMB clients with complex sales environments where relationship development is a competitive differentiator.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
     We also have developed a dedicated customer loyalty team that sells warranty and service contracts. We believe that our approach to selling warranties and service contracts is unique and represents an attractive solution for many manufacturers of hard goods products. We currently sell such contracts to users of IT products and intend to expand our offerings to consumer electronics manufacturers and other related industries.
     The office automation industry offers an attractive growth opportunity to sell consumable items such as printer cartridges, toner, ink and paper supplies. Where automation and auto-replenishment play an important part in reducing the cost of ownership within an organization, we believe our related strengths in business process management, transaction services and systems integration allow us to offer an attractive solution to manufacturers of printers, copiers and digital imaging products.
     Marketing Activities. Based on our strong performance history with our current clients, we believe there will continue to be growth opportunities within our current client programs as well as opportunities to obtain new clients in the IT, consumer electronics, software, customer loyalty and office automation industries. Marketing efforts to target prospective clients include the use of proactive outbound telesales, traditional advertising, and electronic and traditional direct mail programs. We also maintain a website featuring our outsourced business process services at www.directalliance.com.
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
     As more manufacturers desire swift access to the direct market and custom channel solutions to drive partner sales, we believe they may elect to partner with BPO providers to achieve cost-effective solutions. We believe that we will benefit from industry trends toward outsourcing and that our total cost of operation compares favorably with other industry-leading companies. Additionally, we believe that as businesses increase their familiarity with outsourcing front-office sales and marketing operations, additional opportunities to outsource back-office operations such as distribution, finance and returns management will become more compelling. As a result, we believe companies will look to consolidate their outsourced processes to eliminate redundant costs. Because we have service capabilities that span the full supply chain, we believe we are well positioned to provide cost-effective, fully integrated solutions and establish broad and deeply rooted relationships with our clients.
Competition
     The growing BPO market is an industry characterized by intense competition, and we compete with many companies within specific categories (e.g., outbound telesales, fulfillment or direct marketing services). We have seen an increase in competitors in the market, including such companies as PFSweb, Digital River, Modus Media and Convergys. In many instances, our competition is the in-house operations of our potential clients who have not yet made the decision to outsource a particular business process. We believe that our experience in establishing best practices for sales and process management, as well as the technology developed to support our services, differentiates us from competitors, including in-house operations. For a discussion of risks associated with the actions of our competitors, see “Risk Factors — The IT products and services industry is intensely competitive and actions of competitors, including manufacturers of products we sell, can negatively affect our business,” in Item 1A of this report.
Teammates
     We believe our teammate relations are good. Our teammates are not represented by any labor union, and we have not experienced any work stoppages. At December 31, 2005, we had 3,967 teammates as follows:

	Insight
	North		Direct
	America	Insight UK	Alliance	Consolidated
Management, support services and administration	1,399	293	301	1,993
Sales account executives	1,074	266	439	1,779
Distribution	139	52	4	195

Total	2,612	611	744	3,967

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
     We have invested in our teammates’ future and our future through an ongoing program of internal and external training. Training programs include new hire orientation, sales training, general industry and computer education, technical training, specific product training and ongoing teammate and management development programs. We emphasize on-the-job training and provide our teammates and managers with development opportunities through online and classroom training relevant to their needs.
Seasonality
     General economic conditions have an effect on our business and results of operations. We also experience some seasonal trends in the sale of our products and services. For example, sales to the federal government in the United States are often stronger in our third quarter, sales in the United Kingdom to large enterprise and government entities are often stronger in our first quarter, and business clients, particularly large enterprise businesses in the United States, tend to spend more in our fourth quarter as they utilize their remaining capital budget authorizations and less in the first quarter. Due to the increased significance of our large enterprise business in the United States, we expect that consolidated net sales and net earnings may be lower in the first quarter of any year compared to the fourth quarter of the previous year.
Backlog
     Virtually all of our backlog historically has been and continues to be open cancelable purchase orders, and we do not believe that backlog as of any particular date is indicative of future results.
Intellectual Property
     We do not maintain a traditional research and development group, but we do develop and seek to protect a range of intellectual property, including trademarks, service marks, copyrights, domain name rights, trade dress, trade secrets and similar intellectual property. We rely on applicable statutes and common law rights, trade-secret protection and confidentiality and license agreements, as applicable, with teammates, clients, vendors and others to protect our intellectual property rights. We have registered a number of domain names and our principal trademark is a registered mark. We have also applied for registration of other marks, both in the United States and in select international jurisdictions, and from time to time, file patent applications. We may, in the future, license certain of our proprietary intellectual property rights to third parties. It is important for us to work closely with computer product manufacturers and other technology developers to stay current on the latest developments in technology in order to improve our internal operations and for the benefit of our clients, and we have established an internal center of excellence to do this. We believe our trademarks and service marks, in particular, have significant value and we continue to invest in the promotion of our trademarks and service marks and in our protection of them.
Available Information
     Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the reports of beneficial ownership filed pursuant to Section 16(a) of the Exchange Act are available free of charge on our website at www.insight.com, as soon as reasonably practicable after we electronically file with, or furnish to, the Securities and Exchange Commission (“SEC”). Additionally, the public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. Information on the operation of the SEC’s Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains all of information we file with, or furnish to, the SEC.
Item 1A. Risk Factors
     Changes in the information technology industry and/or economic environment may reduce demand for the products and services we sell. Our results of operations are influenced by a variety of factors, including the condition of the IT industry, general economic conditions, shifts in demand for, or availability of, computer products, peripherals and software and IT services and industry introductions of new products, upgrades or methods of distribution. Net sales can be dependent on demand for specific product categories, and any change in demand for or supply of such products could have a material adverse effect on our net sales, and/or cause us to record write-downs of obsolete inventory, if we fail to react in a timely manner to such changes. Our operating results are also highly dependent upon our level of gross profit as a percentage of net sales, which fluctuates due to numerous factors, including changes in prices from suppliers, changes in the amount and timing of supplier reimbursements and marketing funds that are made available, volumes of purchases, changes in client mix, the relative mix of products sold during the period, general competitive conditions, the availability of opportunistic purchases

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
and opportunities to increase market share. In addition, our expense levels, including marketing, the costs of facilities expansion, acquisitions and the costs and salaries incurred in connection with the hiring of account executives, are based, in part, on anticipated net sales and the anticipated amount and timing of supplier reimbursements and marketing funds. Therefore, we may not be able to reduce spending in a timely manner to compensate for any unexpected net sales shortfall and any such inability could have a material adverse effect on our business, results of operations and financial condition.
     We rely on our suppliers for product availability, marketing funds, purchasing incentives and competitive products to sell. We acquire products for resale both directly from manufacturers and indirectly through distributors. The loss of a supplier could cause a disruption in the availability of products. Additionally, there is no assurance that as manufacturers continue to sell directly to end users and through the distribution channel, they will not limit or curtail the availability of their product to resellers like us. Although not as prevalent in recent years, certain of the products offered from time to time by us may become subject to manufacturer allocation, which limits the number of units available to us. Our inability to obtain a sufficient quantity of product, or an allocation of products from a manufacturer in a way that favors one of our competitors relative to us, could cause us to be unable to fill clients’ orders in a timely manner, or at all, which could have a material adverse effect on our business, results of operations and financial condition. In addition, a reduction in the amount of credit granted to us by our suppliers could increase our cost of working capital and have a material adverse effect on our business, results of operations and financial condition.
     Certain manufacturers and distributors provide us with substantial incentives in the form of rebates, supplier reimbursements and marketing funds, early payment discounts, referral fees and price protections. Supplier funds are used to offset, among other things, inventory, cost of goods sold, marketing costs and other operating expenses. Certain of these funds are based on our volume of net sales or purchases, growth rate of net sales or purchases and marketing programs. If we do not grow our net sales over prior periods or if we are not in compliance with the terms of these programs, there could be a material negative effect on the amount of incentives offered or paid to us by our manufacturers. Additionally, suppliers routinely change the requirements for, and the amount of, funds available. No assurance can be given that we will continue to receive such incentives or that we will be able to collect outstanding amounts relating to these incentives in a timely manner, or at all. A reduction in, the discontinuance of, a significant delay in receiving or the inability to collect such incentives could have a material adverse effect on our business, results of operations and financial condition.
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
     In May 2005, Lenovo, the leading personal computer brand in China, acquired IBM’s Personal Computing Division to form the world’s third-largest PC business. IBM is a significant supplier to Insight and was the largest client of Direct Alliance. Direct Alliance has entered into separate contracts with IBM and Lenovo representing pro-rata portions of the contract that Direct Alliance previously had with IBM. These contracts were effective upon completion of Lenovo’s purchase of IBM’s Personal Computing Division. We do not know specifically how this sale will affect our relationships over the long-term with IBM or Lenovo, and we cannot assure you that changes in these relationships will not have a material adverse effect on our business, results of operations and financial condition.
     The IT products and services industry is intensely competitive and actions of competitors, including manufacturers of products we sell, can negatively affect our business. Competition has been based primarily on price, product availability, speed of delivery, credit availability and quality and breadth of product lines and, increasingly, is also based on the ability to tailor specific solutions to client needs. We compete with manufacturers, including manufacturers of products we sell, as well as a large number and wide variety of marketers and resellers of IT products and services. Product manufacturers, in particular, have programs to sell directly to the business client, particularly larger corporate clients and thus, are a competitive threat to us. In addition, manufacturers are increasing the volume of software products distributed electronically directly to end-users and in the future will likely pay lower referral fees for sales of certain software licensing agreements sold by us. An increase in the volume of products sold through any of these competitive programs or distributed directly electronically to end-users or a decrease in the amount of referral fees paid to us, or increased competition for providing services to these clients, could have a material adverse effect on our business, results of operations and financial condition.
     Additionally, we believe our industry will see further consolidation as product resellers and direct marketers combine operations or acquire or merge with other resellers and direct marketers to increase efficiency and market share. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their product and service offerings. Accordingly, it is possible that new competitors or alliances among competitors may emerge and acquire significant market share. Generally, pricing is very aggressive in the industry, and we

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
expect pricing pressures to continue. There can be no assurance that we will be able to negotiate prices as favorable as those negotiated by our competitors or that we will be able to offset the effects of price reductions with an increase in the number of clients, higher net sales, cost reductions, greater sales of services, which are typically at higher gross margins, or otherwise. Price reductions by our competitors that we either cannot or choose not to match could result in an erosion of our market share and/or reduced sales or, to the extent we match such reductions, could result in reduced operating margins, any of which could have a material adverse effect on our business, results of operations and financial condition.
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
     Disruptions in our information technology and voice and data networks could affect our ability to service our clients and cause us to incur additional expenses. We believe that our success to date has been, and future results of operations will be, dependent in large part upon our ability to provide prompt and efficient service to clients. Our ability to provide such services is largely dependent on the accuracy, quality and utilization of the information generated by our IT systems, which affect our ability to manage our sales, client service, distribution, inventories and accounting systems and the reliability of our voice and data networks. In January 2004, we completed the IT system conversion across all of Insight’s operations serving United States clients. We have been making and will continue to make enhancements and upgrades to the system including a planned upgrade to mySAP during 2006. Over the next few years, we plan to convert Insight’s United Kingdom and Canadian operations to this software platform. There can be no assurances that these enhancements or conversions will not cause disruptions in our business, and any such disruption could have a material adverse effect on our results of operations and financial condition. Additionally, if we complete conversions that shorten the life of existing technology or render it impaired, we could incur additional depreciation expense and/or impairment charges. Although we have built redundancy into most of our systems, have documented system outage policies and procedures and have comprehensive data backup, we do not have a formal disaster recovery or business continuity plan. Substantial interruption in our IT systems or in our telephone communication systems would have a material adverse effect on our business, results of operations and financial condition.
     We rely on a limited number of outsourcing clients. Through our Direct Alliance operating segment, which represented 2% and 11% of our consolidated net sales and earnings from operations, respectively, for the year ended December 31, 2005, we perform business process outsourcing services for a small number of clients in the IT, consumer electronics, software, warranties, service contracts and office automation industries pursuant to various contracted arrangements. For the year ended December 31, 2005, one outsourcing client accounted for approximately 28% of Direct Alliance’s net sales and our three largest outsourcing clients accounted for approximately 76% of net sales. For the year ended December 31, 2004, one outsourcing client accounted for approximately 60% of Direct Alliance’s net sales and our three largest outsourcing clients accounted for approximately 88% of net sales. The declines from prior year in concentration with Direct Alliance’s largest clients reflects the fact that the historical contract with Direct Alliance’s largest client, IBM, was replaced in May 2005 with separate contracts with IBM and Lenovo which expire at the end of 2006. Although the contracts with these clients are generally multi-year contracts, these clients may cancel their contracts under certain circumstances on relatively short notice, elect to not renew them upon expiration or renew them only on terms that are less favorable to us. There is no assurance that we will be able to replace any outsourcing clients that terminate or fail to renew their relationships with us or that we will be able to renew existing contracts on terms that are as favorable to us as the current terms. Additionally, we seek to expand our offerings both within and outside of the computer industry. The failure to maintain current arrangements or the inability to enter into new ones within or outside the computer industry could have a material adverse effect on our business, results of operations and financial condition. The majority of our current outsourcing business is with clients who are manufacturers in the IT industry and are, therefore, subject to similar industry risks that we face, with respect to our Insight North America operations. These risks may negatively affect the amount of business our clients outsource to us and the performance fees we receive from clients that are based on the volume of client product we sell or process through our systems.
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

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
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
     International operations also expose us to currency fluctuations as we translate the financial statements of our United Kingdom and Canadian operations to U.S. dollars. Although the effect of currency fluctuations on our financial results has not generally been material in the past, there can be no guarantee that the effect of currency fluctuations will not be material in the future. In particular, there has been a trend toward a strengthening U.S. dollar relative to the British pound sterling. If this trend continues, it could have a negative effect on our financial condition and results of operations.
     We depend on certain key personnel. Our future success will be largely dependent on the efforts of key management personnel. Over the past year, we have replaced several key personnel, including the President of Insight Direct USA, Inc. and the President of Direct Alliance with new key personnel. The loss of one or more of these key teammates could have a material adverse effect on our business, results of operations and financial condition. We cannot assure you that we will be able to continue to attract or retain highly qualified executive personnel or that any such executive personnel will be able to lead us in directions that will increase stockholder value. We also believe that our future success will be largely dependent on our continued ability to attract and retain highly qualified management, sales, service and technical personnel. We cannot assure you that we will be able to attract and retain such personnel. Further, we make a significant investment in the training of our sales account executives. Our inability to retain such personnel or to train them either rapidly enough to meet our expanding needs or in an effective manner for quickly changing market conditions could cause a decrease in the overall quality and efficiency of our sales staff, which could have a material adverse effect on our business, results of operations and financial condition.
     Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain teammates, and changes in accounting for equity compensation will adversely affect earnings. We have historically used equity based compensation, primarily in the form of stock options, as a key component of total teammate compensation in order to align teammates’ interests with the interests of our stockholders, encourage teammate retention and provide competitive compensation packages. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key teammates, all of whom have been granted stock based compensation, or attract additional highly qualified personnel. Many of our outstanding stock options have exercise prices in excess of our current stock price. To the extent these circumstances continue or recur, our ability to retain present teammates may be adversely affected. In addition, changes to GAAP require compensation expense to be recorded for stock option grants and other equity based compensation beginning January 1, 2006. Moreover, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to teammates in the future. As a result, in addition to recording additional compensation expense, we may incur increased compensation costs, change our stock compensation strategy or find it difficult to use stock based compensation to attract, retain and motivate teammates, any of which could materially adversely affect our business. Additionally, some of our competitors modified their outstanding stock options in 2005 and, as a result, will decrease the amount of equity compensation expense related to the modified stock options in their future statements of earnings. This could result in our equity compensation expense being greater than our competitors in future periods.
     The integration and operation of future acquired businesses may disrupt our business, create additional expenses and utilize cash or debt availability. Over the past few years, we completed acquisitions in the United States, the United Kingdom and Canada. These acquired operations have been fully integrated and now comprise a material portion of our business. Our strategy includes the possible acquisition of other businesses to expand or complement our operations. An acquisition involves numerous risks, including difficulties in the conversion of IT systems and assimilation of operations of the acquired company, the diversion of management’s attention from other business concerns, risks of entering markets in

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
which we have had no or only limited direct experience, assumption of unknown liabilities and the potential loss of key teammates and/or clients of the acquired company, all of which in turn could have a material adverse effect on our business, results of operations and financial condition. The magnitude, timing and nature of any future acquisitions will depend on a number of factors, including the availability of suitable acquisition candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. There is no assurance that we will identify acquisition candidates that would result in successful combinations or that any acquisitions will be consummated at all or on acceptable terms. Any future acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of additional debt, the utilization of cash, amortization of expenses related to identifiable intangible assets and future impairments of acquired goodwill, all of which could adversely affect our profitability.
     Rapid changes in product standards may result in substantial inventory obsolescence. The IT industry is characterized by rapid technological change and the frequent introduction of new products and product enhancements, both of which can decrease demand for current products or render them obsolete. In addition, in order to satisfy client demand, protect ourselves against product shortages, obtain greater purchasing discounts and react to changes in original equipment manufacturers’ terms and conditions, we may decide to carry relatively high inventory levels of certain products that may have limited or no return privileges. There can be no assurance that we will be able to avoid losses related to inventory obsolescence on these products.
     Our principal financing facility expires in December 2006, and if we are unable to renew this facility or replace it on acceptable terms, we may incur higher interest expenses or your equity interests may be diluted. Our financing facilities include a $200.0 million accounts receivable securitization financing facility, a $30.0 million revolving line of credit and a $40.0 million inventories financing facility. The availability under each of these facilities is subject to formulas based on our eligible trade accounts receivable or inventories. As of December 31, 2005, the aggregate outstanding balance under these facilities was $70.6 million, and we had $193.2 million available. The accounts receivable securitization financing facility expires in December 2006, the line of credit expires on December 31, 2008 and the inventories financing facility expires March 31, 2006. We have no reason to believe the accounts receivable securitization financing facility will not be renewed before the end of 2006 and we are currently evaluating whether to renew our inventories financing facility. However, it is possible that we may be unable to renew our existing accounts receivable securitization financing facility or secure alternative financing or, if we are able to renew our existing accounts receivable securitization financing facility or secure alternative financing, it may be on less favorable terms, such as higher interest rates. If we were unable to renew our existing accounts receivable securitization financing facility or secure alternative financing, we may be required to seek other financing alternatives such as selling additional equity securities or convertible debt securities that would dilute the equity interests of current stockholders. We cannot assure you that we will be able to obtain such financing on terms favorable to us or at all.
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
     We issue options and restricted stock shares and units under our long-term incentive plans, and these issuances dilute the interests of stockholders. We have reserved shares of our common stock for issuance under our 1998 Long Term Incentive Plan (the “1998 LTIP”) and our 1999 Broad—Based Incentive Plan. As approved by our stockholders, our 1998 LTIP provides that additional shares of common stock may be reserved for issuance based on a formula contained in that plan. The formula provides that the total number of shares of common stock remaining for grant under the 1998 LTIP and any of our other option plans, plus the number of shares subject to unexercised options and unvested grants of restricted stock granted under any plan, shall not exceed 20% of the outstanding shares of our common stock at the time of calculation of the additional shares. Therefore, we reserve additional shares on an ongoing basis for issuance under this plan. At December 31, 2005, we had options outstanding to acquire 7,122,391 shares of common stock and there were 122,500 shares of restricted

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
common stock and 7,500 restricted common stock units outstanding. Based on the 1998 LTIP formula, we had 2,294,915 shares of common stock available for grant at December 31, 2005.
     Additionally, we have reserved 15% of the outstanding shares of common stock of our subsidiary, Direct Alliance, under the Direct Alliance 2000 Long-Term Incentive Plan. At December 31, 2005, we had options outstanding to acquire 2,042,500 shares of common stock of Direct Alliance, representing 6.8% of the outstanding common stock of Direct Alliance, at a weighted average exercise price of $1.42. These stock options vested on May 5, 2005 and expire on May 5, 2006. If option holders exercise these options, they will become minority stockholders of Direct Alliance, and the percentage of Direct Alliance’s net earnings attributable to minority stockholders will not be included in our consolidated statement of earnings. As of December 31, 2005, none of the 2,042,500 outstanding options have been exercised.
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
     On December 14, 1998, each stockholder of record received one Preferred Share Purchase Right (“Right”) for each outstanding share of common stock owned. Each Right entitles stockholders to buy .00148 of a share of our Series A Preferred Stock at an exercise price of $88.88. The Rights will be exercisable if a person or group acquires 15% or more of our common stock or announces a tender offer for 15% or more of the common stock. However, should this occur, the Right will entitle its holder to purchase, at the Right’s exercise price, a number of shares of common stock having a market value at the time of twice the Right’s exercise price. Rights held by the 15% holder will become void and will not be exercisable to purchase shares at the bargain purchase price. If we are acquired in a merger or other business combination transaction after a person acquires 15% or more of the our common stock, each Right will entitle its holder to purchase at the Right’s then current exercise price a number of the acquiring company’s common shares having a market value at the time of twice the Right’s exercise price.
     Additionally, we have employment agreements with certain officers and management teammates under which severance payments would become payable in the event of specified terminations without cause or terminations under certain circumstances after a change in control. If such persons were terminated without cause or under certain circumstances after a change of control, and the severance payments under the current employment agreements were to become payable, the severance payments would generally be equal to either one or two times the persons’ annual salary and bonus.
     Any provision of our certificate of incorporation, bylaws or employment agreements, or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and also could affect the price that some investors are willing to pay for our common stock.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
     Sales of additional common stock and securities convertible into our common stock may dilute the voting power of current holders. We may issue equity securities in the future whose terms and rights are superior to those of our common stock. Our certificate of incorporation authorizes the issuance of up to 3,000,000 shares of preferred stock. These are “blank check” preferred shares, meaning our Board of Directors is authorized, from time to time, to issue the shares and designate their voting, conversion and other rights, all without stockholder consent. No preferred shares are outstanding, and we currently do not intend to issue any shares of preferred stock in the foreseeable future. Any shares of preferred stock that may be issued in the future could be given voting and conversion rights that could dilute the voting power and equity of existing holders of shares of common stock and have preferences over shares of common stock with respect to dividends and liquidation rights.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     Our principal executive offices are located at 1305 West Auto Drive, Tempe, Arizona 85284. We conduct sales, distribution, services, and administrative activities in owned and leased facilities, and some of our face-to-face field account executives conduct business from home offices. We have renewal rights in most of our property leases, and we anticipate that we will be able to extend these leases on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms. We believe that our facilities will be suitable and adequate for our present purposes, and that the capacity in the majority of our facilities is not fully utilized. In the future, we may need to purchase, build or lease additional facilities to meet the requirements projected in our long-term business plan. If we decide to exit the current leases, we may have to continue to make payments under the current leases or pay penalties to cancel the leases.
     Information about sales, distribution, services and administration facilities in use as of December 31, 2005 is summarized in the following table:

Operating Segment	Location	Primary Activities	Own or Lease
Headquarters	Tempe, Arizona, USA	Executive Offices	Own

Insight North America	Tempe, Arizona, USA	Sales and Administration	Own
	Tempe, Arizona, USA	Administration	Lease
	Bloomingdale, Illinois, USA	Sales and Administration	Own
	Hanover Park, Illinois, USA	Services and Distribution	Lease
	Winnipeg, Manitoba, Canada	Sales and Administration	Lease
	Montreal, Quebec, Canada	Sales and Administration	Own
	Mississauga, Ontario, Canada	Sales and Administration	Lease
	Montreal, Quebec, Canada	Distribution	Lease

Insight UK	Sheffield, England	Sales and Administration	Own
	Sheffield, England	Distribution	Lease
	Greater Manchester, England	Sales and Administration	Lease
	Uxbridge, Middlesex, England	Sales and Administration	Lease

Direct Alliance	Tempe, Arizona, USA	Sales, Administration and Distribution	Own
     In addition to those listed above, Insight North America has leased sales offices in various cities across the United States and Canada. For additional information on operating leases, see Note 7 to the Consolidated Financial Statements in Item 8 of this report. We also have leased facilities in the United Kingdom that are no longer in use due to the integration of previous acquisitions. These properties are not included in the table above.
Item 3. Legal Proceedings
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of our security holders during our 2005 fourth quarter.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
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

	Common Stock
	High Price	Low Price
Year 2005
Fourth Quarter	$21.60	$18.14
Third Quarter	21.19	18.20
Second Quarter	20.47	17.39
First Quarter	20.36	17.23
Year 2004
Fourth Quarter	$21.62	$16.85
Third Quarter	17.28	14.08
Second Quarter	20.00	16.13
First Quarter	22.65	17.98
     As of February 10, 2006, we had 48,013,356 shares of common stock outstanding held by approximately 127 stockholders of record. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by brokerage firms and clearing agencies.
     We have never paid a cash dividend on our common stock, and our credit facilities prohibit the payment of cash dividends without the lender’s consent. We intend to retain all of our earnings for use in our business and currently do not intend to pay any cash dividends in the foreseeable future.
     The information required by this item and included under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” can be found in our definitive Proxy Statement relating to our Annual Meeting of Stockholders to be held on April 4, 2006 (our “Proxy Statement”) and is incorporated herein by reference.
Issuer Purchases of Equity Securities

			(c)	(d)
	(a)		Total number of shares	Approximate dollar value
	Total number of	(b)	purchased as part of	of shares that may yet be
	shares	Average price	publicly announced	purchased under the
Period	purchased	paid per share	plans or programs	plans or programs(1)
October 1, 2005 through October 31, 2005	49,644	$18.56	49,644	$—
November 1, 2005 through November 30, 2005	—	—	—	—
December 1, 2005 through December 31, 2005	—	—	—	—

Total	49,644	$18.56	49,644

(1)	On March 3, 2005, we announced that our Board of Directors had authorized the purchase of up to $25,000,000 of our common stock. On May 12, 2005, we announced that our Board of Directors had authorized a $25,000,000 increase to the stock repurchase program announced on March 3, 2005. As of December 31, 2005, we had purchased 2,725,644 shares of our common stock at a total cost of $49,998,000 (an average price of $18.34), which completed this stock repurchase program. These amounts include 49,644 shares purchased during the fourth quarter for $921,363 (an average price of $18.56). All shares repurchased have been retired. On January 26, 2006, we announced that our Board of Directors had authorized the purchase of up to an additional $50,000,000 of our common stock. Purchases may be made from time to time in both open market and private transactions, as conditions warrant.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
Item 6. Selected Financial Data
     The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report. The selected consolidated financial data presented below under the captions “Consolidated Statements of Operations Data” and “Consolidated Balance Sheet Data” as of and for each of the years in the five-year period ended December 31, 2005 are derived from the consolidated financial statements of the Company, which have been audited by KPMG LLP, our independent registered public accounting firm. The consolidated financial statements as of December 31, 2005 and 2004, and for each of the years in the three-year period ended December 31, 2005 and the independent auditors’ report thereon, are included in Item 8 of this report.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statements of Operations Data(1)
Net sales	$3,261,150	$3,082,725	$2,886,047	$2,875,895	$2,073,397
Costs of goods sold	2,869,239	2,712,294	2,546,586	2,547,486	1,837,048

Gross profit	391,911	370,431	339,461	328,409	236,349
Operating expenses:
Selling and administrative expenses	289,250	285,742	279,539	248,994	163,378
Severance and restructuring expenses	12,967	2,435	3,465	1,500	—
Reductions in liabilities assumed in a previous acquisition	(664)	(3,617)	(2,504)	—	—
Goodwill impairment(2)	—	—	—	91,587	—
Expenses related to closure of German operation(3)	—	—	—	—	10,566
Acquisition integration expenses(4)	—	—	—	—	7,194
Aborted IPO costs(5)	—	—	—	—	1,354
Amortization(6)	—	—	—	1,400	1,145

Earnings (loss) from operations	90,358	85,871	58,961	(15,072)	52,712
Non-operating (income) expense:
Interest income	(3,394)	(1,849)	(833)	(381)	(1,836)
Interest expense	1,914	2,011	2,608	3,569	2,168
Other expenses, net	853	893	2,472	1,404	283

Earnings (loss) from continuing operations before income taxes	90,985	84,816	54,714	(19,664)	52,097
Income tax expense	35,641	24,729	18,952	24,451	18,624

Earnings (loss) from continuing operations	55,344	60,087	35,762	(44,115)	33,473
Earnings from discontinued operation, net of taxes of $0, $6,753, $858, $527, and $240, respectively(7)	—	20,441	1,992	1,275	414

Net earnings before cumulative effect of change in accounting principle	55,344	80,528	37,754	(42,840)	33,887
Cumulative effect of change in accounting principle, net of taxes of $330 in 2005	(649)	—	—	—	—

Net earnings (loss)	$54,695	$80,528	$37,754	$(42,840)	$33,887

Net earnings (loss) per share — Basic:
Net earnings (loss) from continuing operations	$1.14	$1.24	$0.77	$(0.98)	$0.81
Net earnings from discontinued operation	—	0.42	0.05	0.02	0.01
Cumulative effect of change in accounting principle	(0.01)	—	—	—	—

Net earnings (loss) per share	$1.13	$1.66	$0.82	$(0.96)	$0.82

Net earnings (loss) per share — Diluted:
Net earnings (loss) from continuing operations	$1.13	$1.22	$0.76	$(0.98)	$0.79
Net earnings from discontinued operation	—	0.42	0.05	0.02	0.01
Cumulative effect of change in accounting principle	(0.01)	—	—	—	—

Net earnings (loss) per share	$1.12	$1.64	$0.81	$(0.96)	$0.80

Shares used in per share calculations:
Basic	48,553	48,389	46,315	44,808	41,460
Diluted	49,042	49,231	46,885	44,808	42,388

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data
Working capital	$389,523	$371,267	$240,298	$181,331	$164,832
Total assets	922,340	887,641	792,124	773,731	595,571
Short-term debt	45,000	25,000	55,275	94,592	3,009
Long-term debt (including line of credit)	21,309	—	10,004	13,146	54,752
Stockholders’ equity	566,024	559,559	439,369	375,291	320,054
Cash dividends declared per common share	—	—	—	—	—

(1)	Our consolidated financial statements above include results of acquisitions from their respective acquisition dates. See further discussion in the Notes to the Consolidated Financials Statements in Item 8 of this report.

(2)	Goodwill Impairment. Based on results of our 2002 annual goodwill impairment assessment, we recorded a non-cash goodwill impairment charge of $91.6 million, which represented the entire goodwill balance recorded at Insight UK.

(3)	Expenses Related to Closure of German Operation. Effective November 15, 2001, we closed our German operation and recorded a charge of $10.6 million, due primarily to the write-off of goodwill and the recognition of the cumulative foreign currency translation adjustment.

(4)	Acquisition integration expenses. In connection with acquisitions of companies in the United Kingdom and Canada in 2001, we recorded charges relating to integration expenses totaling $7.2 million, primarily representing write-offs of fixed assets, leasehold improvements and government grant receivables as well as severance costs and lease termination expenses.

(5)	Aborted IPO Costs. In 2001, we withdrew the planned initial public offering and spin-off of Direct Alliance Corporation and recorded a $1.4 million charge for the costs of the aborted IPO.

(6)	Amortization. In accordance with SFAS No.142, the amortization of goodwill was discontinued as of January 1, 2002 and therefore there was no goodwill amortization expense recorded for the year ended December 31, 2002. Goodwill amortization expense was $1.1 million for the year ended December 31, 2001. The $1.4 million recorded relates to amortization of intangible assets, namely a trade name, obtained in connection with an acquisition in 2002.

(7)	Earnings From Discontinued Operation. During the year ended December 31, 2004, we sold our 95% ownership in PlusNet, an internet service provider in the United Kingdom. Accordingly, we have accounted for PlusNet as a discontinued operation and have reported PlusNet’s results of operations as a discontinued operation in the consolidated statement of earnings. Included in earnings from discontinued operations for the year ended December 31, 2004 is the gain on the sale of PlusNet of $23.7 million, $18.3 million net of taxes.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear in Item 8 of this report.
Overview
     We are a leading provider of IT products and services to businesses in the United States, Canada and the United Kingdom. Our offerings include brand name computing products, IT services and outsourcing of business processes. As of December 31, 2005, we were organized in the following operating segments:
•	Provider of IT products and services – North America (“Insight North America”);

•	Provider of IT products and services – United Kingdom (“Insight UK”); and

•	Business process outsourcing provider (“Direct Alliance”).
     Net sales for the year ended December 31, 2005 increased 5.8% to $3.3 billion from $3.1 billion for the year ended December 31, 2004. Net earnings for the year ended December 31, 2005 decreased 32% to $54.7 million from $80.5 million for the year ended December 31, 2004. For the year ended December 31, 2005, diluted earnings per share decreased to $1.12 from $1.64 for the year ended December 31, 2004. Net earnings and diluted earnings per share for the year ended December 31, 2005 include the following items:
•	restructuring expenses related to Insight UK’s move to a new facility in December 2005 of $6.9 million ($4.6 million, net of tax) representing the remaining lease obligations on the current lease and $1.0 million ($692,000 net of tax) for duplicate rent expense for the new facility for the last half of 2005;

•	severance and restructuring expenses attributable to the elimination of certain sales, support and management functions, including the former Presidents of Insight North America and Direct Alliance, of $5.1 million ($3.1 million, net of tax);

•	income from reductions in liabilities assumed in a previous acquisition of $664,000 ($306,000 net of tax); and

•	the cumulative effect of a change in accounting principle related to our compliance with FASB Financial Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”) of $649,000, net of tax.
Net earnings and diluted earnings per share for the year ended December 31, 2004 included the following items:
•	gain on the sale of shares of a discontinued operation of $23.7 million ($18.3 million net of taxes);

•	non-tax deductible bonus expenses of approximately $3.2 million, including employer taxes, related to a management incentive plan with the top executives at a discontinued operation;

•	severance and restructuring expenses of $2.4 million ($1.5 million net of taxes) related to the severance associated with the elimination of certain sales, support and management functions;

•	expenses of $1.3 million ($800,000 net of taxes) associated with hiring our chief executive officer;

•	income from reductions in liabilities assumed in a previous acquisition of $3.6 million ($2.4 million net of taxes);

•	tax benefit of $5.5 million recorded for the reduction in the deferred tax valuation allowance due to consistent profitability of our operations in the UK and the expected future profitability of these operations; and

•	tax benefit of $1.3 million for valuation allowance reversals on depreciation allowance carry forwards and bad debt provisions.
     Although included in our consolidated financial statements, we exclude the items noted above when internally evaluating selling and administrative expenses, earnings from operations, tax expense, net earnings and diluted earnings per share for the Company and when evaluating selling and administrative expenses and earnings from operations for our individual operating segments. We exclude these items to evaluate financial performance against budgeted amounts, to calculate incentive compensation, to assist in forecasting future performance and to compare our results to competitors’ financial results.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
     Overall, we believe we grew net sales in 2005 at rates consistent with market growth rates and improved our overall profitability, when we exclude the items noted above. Overviews of each of our operating segments are noted below and reconciliations of segment results of operations to consolidated results of operations can be found in Note 16 to the Consolidated Financial Statements in Item 8 of this report.
     Insight North America reported year over year growth in net sales and earnings from operations of 6.1% and 22%, respectively. We believe that our sales growth rate was near market growth rates, although we did not reach our internal targets of growing faster than the market. We were encouraged by overall growth in our sales to large corporate enterprises, but demand in this sector began to slow near the end of 2005. We were also pleased to see that the second half of 2005 brought increased growth rates in sales to SMB clients after several quarters of experiencing stalled growth. During 2005, we made changes in our Insight North America executive management team, sales leadership, recruiting and training and have increased our marketing activities, all of which we believe will help position us to increase sales growth in the future. We also recorded $3.7 million ($2.2 million net of tax) of severance charges related the elimination of certain sales, support and management functions, including the former President of Insight Worldwide. These restructuring activities were designed to provide additional resources for our efforts to improve SMB sales and to automate key business processes, flatten the organizational structure and increase the effectiveness of our management team. These activities allow us to devote resources to hire additional account executives and sales managers, as well as to increase the effectiveness of our marketing, skills development, human resources and IT systems, while continuing to focus on reducing selling and administrative expenses as a percentage of net sales. Our financial goals for 2006 are focused on growing net sales faster than the market and improving our operating margin. A discussion of our strategy to accomplish these goals can be found in Item 1 of this report.
     Net sales for Insight UK for the year ended December 31, 2005 increased 4.2% compared to the year ended December 31, 2004. In British pound sterling, we posted an increase in net sales of 5.0% compared to 2004. The overall demand for IT products and services in the United Kingdom has been very slow. However, we believe our sales growth was greater than the overall market growth rate in the United Kingdom. We believe our additions of experienced account executives and management focus on large corporate enterprises, as well as various internal initiatives in areas such as training and automation to drive sales growth across all client groups, contributed to our ability to grow sales amidst a challenging demand environment. We also eliminated certain sales, support and management functions to streamline our operations and, as a result, recorded $414,000 ($281,000, net of tax) of severance charges during 2005. At the end of 2005, we moved our London facility to a new location and recorded restructuring charges of $6.9 million ($4.6 million, net of tax) representing the remaining lease obligations on the old lease and $1.0 million ($692,000 net of tax) for duplicate rent expense for the new facility prior to the date we relocated. We believe this new facility will provide a better layout for our business model with additional room for growth. This facility is also in a more desirable location, which should improve teammate recruitment, retention, productivity and morale.
     Net sales for Direct Alliance for the year ended December 31, 2005 increased 4.5% while earnings from operations decreased 15% for the year ended December 31, 2005. The increase in net sales was due primarily to pass-through product sales that are transacted as an accommodation to our clients at little or no gross margin. The decline in earnings from operations was due primarily to the renegotiated fee structures as part of multi-year contract renewals with some of Direct Alliance’s largest clients. During the year ended December 31, 2005, we also recorded $1.0 million ($621,000 net of tax) of severance charges related to the departure of Direct Alliance’s former president.
     Our discussion and analysis of financial condition and results of operations is intended to assist in the understanding of our consolidated financial statements, the changes in certain key items in those consolidated financial statements from year to year, the primary factors that contributed to those changes, as well as how certain critical accounting estimates affect our consolidated financial statements.
Critical Accounting Estimates
General
     Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). For a summary of significant accounting policies, see Note 1 to the Consolidated Financial Statements in Item 8 of this report. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Members of our senior management have discussed the development, selection and disclosure of these

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
estimates with the Audit Committee of our Board of Directors. Actual results, however, may differ from estimates we have made. We believe the following critical accounting estimates reflect our significant estimates and assumptions used in preparation of the consolidated financial statements.
Accounting for Stock Based Compensation
     We currently have various stock-based compensation plans under which we have granted stock options, restricted stock and restricted stock units (“RSUs”) to certain teammates and non-employee directors. To account for our fixed plan stock options, we currently apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation — an interpretation of APB Opinion No. 25.” Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we applied the intrinsic value-based method of accounting described above and have adopted the disclosure requirements of SFAS No. 123. We determine the estimated fair value of stock options on the date of the grant using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model. The Black-Scholes option-pricing model requires us to apply highly subjective assumptions, including expected stock price volatility, expected life of the option and the risk-free interest rate. A change in one or more of the assumptions used in the Black-Scholes option-pricing model may result in a material change to the estimated fair value of the stock-based compensation.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123 and APB No. 25. Effective January 1, 2006, we have adopted SFAS No.123R, as discussed under Recently Issued Accounting Standards in Note 1 to the Consolidated Financial Statements in Item 8 of this report, and we will be recording compensation expense for stock options in our financial statements. We elected to not make any modifications to existing stock options outstanding prior to this date, such as accelerating the vesting of previously granted options as we did not believe it made business sense to do so. We did, however, take the opportunity to reevaluate our equity compensation plans and we have elected to issue service-based and performance-based RSUs instead of stock options in 2006. The number of RSUs ultimately awarded under the performance-based RSUs will vary based on achievement of certain financial results. We will record compensation expense each period based on our estimate of the most probable number of RSUs that will be issued under the grants of performance-based RSUs. Additionally, the compensation expense will be reduced for our estimate of forfeitures. Our 2006 equity compensation expense, which includes expense attributable to RSU grants, as well as to vesting of stock options and restricted stock issued in prior years, is estimated to be between $13 million and $14 million. The actual amount will likely vary, either higher or lower, based on achievement of 2006 financial results. The expense range given assumes target financial results are reached.
Allowances for Doubtful Accounts
     Our accounts receivable balance was $480.4 million and $447.9 million as of December 31, 2005 and 2004, respectively. The allowance for doubtful accounts was $15.9 million and $15.5 million as of December 31, 2005 and 2004, respectively. The allowance is determined using estimated losses on accounts receivable based on historical write-offs, evaluation of the aging of the receivables and the current economic environment. Should our clients’ circumstances change or actual collections of client and vendor receivables differ from our estimates, adjustments to the provision for losses on accounts receivable and the related allowances for doubtful accounts would be recorded. See further information on our allowance for doubtful accounts in Note 15 to the Consolidated Financial Statements in Item 8 of this report.
Write-downs of Inventories
     We evaluate inventories for excess, obsolescence or other factors that may render inventories unmarketable at normal margins. Write-downs are recorded so that inventories reflect the approximate net realizable value and take into account our contractual provisions with our suppliers governing price protection, stock rotation and return privileges relating to obsolescence. Because of the large number of transactions and the complexity of managing the process around price protections and stock rotations, estimates are made regarding write-downs of the carrying amount of inventories. Additionally, assumptions about future demand, market conditions and decisions by manufacturers to discontinue certain products or product lines can affect our decision to write down inventories. If our assumptions about future demand change or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required. In any case, actual values could be different from those estimated.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Valuation of Long-Lived Assets Including Purchased Intangible Assets and Goodwill
     We review property, plant and equipment, and purchased intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of the assets based on the estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) and compares the fair value to the carrying value. If the carrying value exceeds the fair value, an impairment loss is recognized for the difference. This approach uses our estimates of future market growth, forecasted net sales and costs, expected periods the assets will be utilized, and appropriate discount rates.
     Annually, during the fourth quarter of each year, we assess whether goodwill is impaired. Upon determining the existence of goodwill impairment, we measure that impairment based on the amount by which the book value of goodwill exceeds its implied fair value. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole. Determining the fair value of reporting units, as well as identifiable assets and liabilities, uses our estimates of market capitalization allocation, future market growth, forecasted sales and costs and appropriate discount rates. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the book value of goodwill has been impaired. Based on impairment tests performed, there was no impairment of goodwill for years ended December 31, 2005, 2004 or 2003.
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
Severance and Restructuring Activities
     We have engaged, and may continue to engage, in severance and restructuring activities which require us to utilize significant estimates related primarily to employee termination benefits, estimated costs to terminate leases or remaining lease commitments on unused facilities, net of estimated subleases. Should the actual amounts differ from our estimates, adjustments to severance and restructuring expense in subsequent periods would be necessary. We do not currently expect the remaining estimates to increase in the future; however, if we are successful in negotiating early terminations of these leases, the remaining estimates may decrease. A detailed description of our severance, restructuring and acquisition integration activities and remaining accruals for these activities at December 31, 2005 can be found in Note 8 to the Consolidated Financial Statements in Item 8 of this report.
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
     We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider past operating results, future market growth, forecasted earnings, historical and projected taxable income, the mix of earnings in the jurisdictions in which we operate, prudent and feasible tax planning strategies and statutory tax law changes in determining the need for a valuation allowance. If we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, the previously provided valuation allowance would be reversed. In 2004, due to the historical and expected profitability of our UK operations, we reduced the valuation allowance and recorded a tax benefit of $5.5 million. Additional information about the valuation allowance can be found in Note 10 to the Consolidated Financial Statements in Item 8 of this report.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Cumulative Effect of a Change in Accounting Principle
     We adopted FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” (“FIN No. 47”) during the year ended December 31, 2005. FIN No. 47 states that companies must recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the amount can be reasonably estimated. This interpretation applies to certain provisions in our facility lease agreements in the United States and the United Kingdom. Some of our leases stipulate that any leasehold improvements performed by us with landlord approval become the landlord’s property upon expiration of the lease. However, some landlords further reserve the right to make the determination as to whether the premises must be returned to their original condition, normal wear and tear excepted, at our expense. As a result, we were required to estimate the fair value of our legal obligation to perform asset-retirement activities upon a future lease termination date. The actual costs to perform these activities may differ from our estimate. Additional information about the cumulative effect of this change in accounting principle can be found in Note 1 to the Consolidated Financial Statements in Item 8 of this report.
Contingencies
     From time to time, we are subject to potential claims and assessments from third parties. We are also subject to various governmental, client and vendor audits. We continually assess whether or not such claims have merit and warrant accrual under the “probable and estimable” criteria of Statement of Financial Accounting Standard No. 5 “Accounting for Contingencies.” Where appropriate, we accrue estimates of anticipated liabilities in the financial statements. Such estimates are subject to change and may affect our results of operations and our cash flows.
RESULTS OF OPERATIONS
     The following table sets forth for the periods presented certain financial data as a percentage of net sales for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Costs of goods sold	88.0	88.0	88.2

Gross profit	12.0	12.0	11.8
Operating expenses:
Selling and administrative expenses	8.9	9.3	9.7
Severance and restructuring expenses	0.3	0.0	0.1
Reductions in liabilities assumed in a previous acquisition	(0.0)	(0.1)	(0.0)

Earnings from operations	2.8	2.8	2.0
Non-operating (income) expense:
Interest income	(0.1)	(0.1)	(0.1)
Interest expense	0.1	0.1	0.1
Other expenses, net	0.0	0.0	0.1

Earnings from continuing operations before income taxes	2.8	2.8	1.9
Income tax expense	1.1	0.8	0.7

Net earnings from continuing operations	1.7	2.0	1.2
Earnings from discontinued operations, net of taxes	—	0.6	0.1

Net earnings before cumulative effect of change in accounting principle	1.7	2.6	1.3
Cumulative effect of change in accounting principle, net of taxes in 2005	0.0	—	—

Net earnings	1.7%	2.6%	1.3%
2005 Compared to 2004
     Net Sales. Net sales for the year ended December 31, 2005 increased 5.8% to $3.3 billion compared to the year ended December 31, 2004. Our net sales by operating segment were as follows (in thousands):

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

	2005	2004	% Change
Insight North America	$2,713,468	$2,557,402	6.1%
Insight UK	470,239	451,202	4.2%
Direct Alliance	77,443	74,121	4.5%

Consolidated	$3,261,150	$3,082,725	5.8%
     Insight North America’s net sales increased for the year ended December 31, 2005 by 6.1% to $2.7 billion compared to the year ended December 31, 2004. The increase in net sales over the prior year periods is due primarily to a stable demand environment and our initiatives to deliver technology solutions to business clients more effectively and efficiently. During the latter half of 2005, we saw increased growth rates in sales to SMB clients while growth rates in sales to our large enterprise clients declined from the first half of the year. We have made changes in our Insight North America executive management team, sales leadership, recruiting and training and have increased marketing activities, all of which we believe will help position us to increase growth rates in our sales to SMB clients in 2006. Insight North America had 1,074 account executives at December 31, 2005 compared with 1,106 at December 31, 2004. The decrease in account executives was due to planned headcount reductions in order to reduce costs and increase the productivity of the remaining account executives. Additionally, we delayed increasing the number of account executives while we restructured the fundamentals of our recruiting processes and our new hire training program. Net sales per average account executive in Insight North America increased 15% from $2.2 million for the year ended December 31, 2004 to $2.5 million for the year ended December 31, 2005, which we believe is attributable to internal initiatives, such as training and automation, all of which are designed to allow our account executives to work more productively. The average tenure of our account executives in Insight North America has also increased from 3.5 years at December 31, 2004 to 3.9 years at December 31, 2005. The increase is due primarily to a decrease in account executive turnover.
     Insight UK’s net sales increased 4.2% to $470.2 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. In British pound sterling, net sales increased 5.0% compared to the year ended December 31, 2004, a rate we believe to be faster than the market. We believe our additions of experienced account executives and management focused on large corporate enterprises, as well as our various internal initiatives to drive sales growth across all client groups, contributed to our ability to increase our market share in the United Kingdom during the year ended December 31, 2005. Insight UK had 266 account executives at December 31, 2005 compared to 298 at December 31, 2004. The decrease is due primarily to aggressive recruiting of our more experienced account executives by some of our competition in early 2005. Net sales per average account executive in Insight UK increased 7% from $1.5 million for the year ended December 31, 2004 to $1.6 million for the year ended December 31, 2005, which we believe is attributable to internal initiatives designed to allow our account executives to work more productively. The average tenure of our account executives in Insight UK increased to 2.3 years compared to 2.2 years at December 31, 2004 due primarily to a decrease in new hires during the current year.
     Net sales by product category for Insight North America and Insight UK were as follows for the years ended December 31, 2005 and 2004:

	Insight North America		Insight UK
	Percentage of Product		Percentage of Product
	Net Sales		Net Sales
Product Categories	2005	2004	2005	2004
Computers:
Notebooks and PDAs	17%	16%	18%	18%
Desktops and Servers	16%	18%	15%	13%

	33%	34%	33%	31%
Software	12%	12%	15%	15%
Network and Connectivity	12%	11%	8%	8%
Printers	8%	9%	8%	10%
Storage Devices	8%	7%	8%	7%
Supplies and Accessories	7%	7%	8%	8%
Memory and Processors	5%	6%	4%	4%
Monitors and Video	7%	7%	10%	11%
Miscellaneous	8%	7%	6%	6%

	100%	100%	100%	100%

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
     In general, we continue to experience declines in average selling prices for most of our product categories, which requires us to sell more units than in previous periods in order to maintain or increase the level of sales. Additionally, average selling prices for printers, monitors, desktops and notebooks have been declining at a greater rate than the other product categories as demand and competition for these products have increased. The largest product category continues to be computers, representing 33% of Insight North America product net sales and 33% of Insight UK product sales for the year ended December 31, 2005. In both Insight North America and Insight UK, client demand for computer refreshes, server consolidations, as well as IT solutions related to connectivity, security and data retention needs appears to be increasing. These business needs are resulting in increased sales of storage, monitors/video and network/connectivity products in Insight North America and in sales of storage, network/connectivity and computers in the United Kingdom.
     Direct Alliance’s net sales of $77.4 million for the year ended December 31, 2005 increased 4.5% compared to the year ended December 31, 2004. The increase in net sales was due primarily to pass-through product sales that are transacted as an accommodation to our clients at little or no gross margin. Direct Alliance’s net sales are mainly concentrated with manufacturers of IT and consumer electronics products. For the year ended December 31, 2005, Direct Alliance’s largest outsourcing client accounted for 28% of Direct Alliance’s net sales compared to 60% for the year ended December 31, 2004. For the year ended December 31, 2005, Direct Alliance’s top three outsourcing clients accounted for approximately 76% of Direct Alliance’s net sales compared to 88% for the year ended December 31, 2004. The declines in concentration with Direct Alliance’s largest clients were primarily due to the fact that the historical contract with Direct Alliance’s largest client, IBM, was replaced in May 2005 with separate contracts with IBM and Lenovo.
     Gross Profit. Gross profit increased 6% to $391.9 million for the year ended December 31, 2005 from $370.4 million for the year ended December 31, 2004. As a percentage of net sales, gross profit remained consistent at 12.0% for the years ended December 31, 2005 and 2004. Our gross profit and gross profit as a percent of net sales by operating segment for the year ended December 31, 2005 and 2004 were as follows (in thousands):

		% of Net		% of Net
	2005	Sales	2004	Sales
Insight North America	$311,125	11.5%	$289,604	11.3%
Insight UK	63,415	13.5%	61,594	13.7%
Direct Alliance	17,371	22.4%	19,233	25.9%

Consolidated	$391,911	12.0%	$370,431	12.0%
     Insight North America’s gross profit increased for the year ended December 31, 2005 by 7% to $311.1 million from $289.6 million for the year ended December 31, 2004. As a percentage of net sales, gross profit increased to 11.5% for the year ended December 31, 2005 from 11.3% for the year ended December 31, 2004 due primarily to increases in freight margin, increases in referral fees from Microsoft for enterprise agreements, increases in supplier reimbursements as a percentage of net sales and increases in services. These increases were partially offset by decreases in product margin due to the increase in the percentage of sales to large corporate enterprise clients, which are generally transacted at lower product margins and an increase in the write-downs of inventories as a percentage of sales.
     Insight UK’s gross profit increased for the year ended December 31, 2005 by 3% to $63.4 million from $61.6 million for the year ended December 31, 2004. As a percentage of net sales, gross profit decreased to 13.5% for the year ended December 31, 2005 from 13.7% for the year ended December 31, 2004 due primarily to decreases in product margin resulting from an aggressive pricing environment as well as some product mix shift to lower margin products and a decrease in service sales. These downward pressures on gross profit were offset partially by decreases in the write-downs of inventories as a percentage of sales and increases in supplier discounts.
     Direct Alliance’s gross profit decreased 10% for the year ended December 31, 2005 to $17.4 million from $19.2 million for the year ended December 31, 2004. As a percentage of net sales, gross profit decreased to 22.4% for the year ended December 31, 2005 from 25.9% for the year ended December 31, 2004. The overall decrease in the year ended December 31, 2005 compared with the year ended December 31, 2004 is due primarily to renegotiated fee structures as part of multi-year contract renewals with some of Direct Alliance’s largest clients. These decreases were offset partially by increases in gross profit from other client programs.
Operating Expenses.
     Selling and Administrative Expenses. Selling and administrative expenses increased 1% to $289.3 million for the year ended December 31, 2005 from $285.7 million for the year ended December 31, 2004, but decreased as a percent of net sales

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
to 8.9% for the year ended December 31, 2005 from 9.3% for the year ended December 31, 2004. Selling and administrative expenses as a percent of net sales by operating segment for the year ended December 31, 2005 and 2004 were as follows (in thousands):

		% of Net		% of Net
	2005	Sales	2004	Sales
Insight North America	$232,166	8.6%	$225,956	8.8%
Insight UK	50,771	10.8%	53,454	11.8%
Direct Alliance	6,313	8.2%	6,332	8.5%

Consolidated	$289,250	8.9%	$285,742	9.3%
     Insight North America’s selling and administrative expenses increased for the year ended December 31, 2005 by 3% to $232.2 million compared to the year ended December 31, 2004. As a percentage of net sales, selling and administrative expenses decreased to 8.6% for the year ended December 31, 2005 from 8.8% for the year ended December 31, 2004. In 2005, Insight North America benefited from increased net sales, savings from restructuring activities and increases in operational efficiencies. These savings were offset by increased expenses in areas we are investing in for growth, most notably marketing, information technology and training. Additionally, selling and administrative expenses for the year ended December 31, 2004 included $1.2 million of expenses associated with the hiring of our chief executive officer.
     Insight UK’s selling and administrative expenses decreased 5% to $50.8 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. As a percentage of net sales, selling and administrative expenses decreased to 10.8% for the year ended December 31, 2005 from 11.8% for the year ended December 31, 2004. The decrease is primarily due to bonus expenses recorded in 2004 of $3.2 million, including employer taxes, related to management incentive plans with the top executives at a discontinued operation. In 2005, Insight UK also benefited from increased net sales, savings from restructuring activities and increases in operational efficiencies. These savings were offset by increased expenses in areas we are investing in for growth, most notably marketing, sales support and sales compensation plans.
     Direct Alliance’s selling and administrative expenses remained consistent at $6.3 million for the years ended December 31, 2005 and 2004. As a percentage of net sales, selling and administrative expenses decreased to 8.2% for the year ended December 31, 2005 from 8.5% for the year ended December 31, 2004. The decrease in selling and administrative expenses as a percentage of sales is due primarily to an increase in net sales. During the year ended December 31, 2005, we also increased our focus on controlling administrative expenses, which was offset primarily by increases in expenses related to information technology.
     Severance and Restructuring Expenses. During the year ended December 31, 2005, Insight UK moved into a new facility and recorded restructuring costs of $6.9 million for the remaining lease obligations on the previous lease and $1.0 million for duplicate rent expense for the new facility for the last half of 2005. Also, during 2005, Insight North America, Insight UK and Direct Alliance recorded severance and restructuring expenses of $3.7 million, $414,000 and $1.0 million, respectively, for severance attributable to the elimination of 90 positions, primarily in support and management. These amounts included the severance for the former President of Insight North America of $2.4 million and the President of Direct Alliance for $1.0 million. During the year ended December 31, 2004, Insight North America, Insight UK and Direct Alliance recorded $2.0 million, $377,000 and $83,000, respectively, of severance and restructuring expenses attributable to the elimination of certain sales, support and management functions. These amounts included $1.6 million recorded for the retirement of our Executive Vice President, Chief Administrative Officer, General Counsel and Secretary and our agreement to terminate his employment agreement without cause. See Note 8 to Consolidated Financial Statements in Item 8 of this report of this report for further discussion of all severance and restructuring activities.
     Reductions in Liabilities Assumed in Previous Acquisition. During the years ended December 31, 2005 and 2004, Insight UK settled certain liabilities assumed in a previous acquisition for $664,000 and $3.6 million, respectively, less than the amounts originally recorded. See Note 9 to the Consolidated Financial Statements in Item 8 of this report of this report for further discussion.
     Interest Income. Interest income of $3.4 million and $1.8 million for the year ended December 31, 2005 and 2004, respectively, was generated through short-term investments. The increase in interest income is due to a generally higher level of cash available to be invested in short-term investments and increases in interest rates earned on those investments during the year ended December 31, 2005.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
     Interest Expense. Interest expense of $1.9 million and $2.0 million for the year ended December 31, 2005 and 2004, respectively, primarily relates to borrowings under our financing facilities. The decrease in interest expense is due to a reduction in the amounts outstanding under our interest-bearing financing facilities, offset partially by increases in interest rates during the year ended December 31, 2005.
     Other Expense, Net. Other expense, net, decreased to $853,000 for the year ended December 31, 2005 from $893,000 for the year ended December 31, 2004. These amounts consist primarily of bank fees associated with our financing facilities and cash management, miscellaneous investment gains or losses and foreign currency transaction gains or losses. In 2004, we recorded gains from Insight UK’s sale of a building of $328,000 and Direct Alliance’s sale of stock upon exercise of stock options that were received from a client several years ago as compensation for a note payable extension of $516,000. These gains were offset partially by non-operating expenses in 2004 of $400,000 related to the losses and write-off of an equity method investee.
     Income Tax Expense. Our effective tax rates for continuing operations for the years ended December 31, 2005 and 2004 were 39.2% and 29.2%, respectively. Our effective tax rate for the year ended December 31, 2005 was higher than for the year ended December 31, 2004 primarily due to a $5.5 million tax benefit recorded during the year ended December 31, 2004 as a result of a decrease in the deferred tax valuation allowance for our United Kingdom operations. The increase in the rate for 2005 is also due to a higher percentage of earnings that are taxable in the United States at higher rates.
     Earnings from Discontinued Operation. In 2004, we sold our entire investment in PlusNet. Accordingly, the gain on the sale and the results of operations attributable to PlusNet are disclosed as a discontinued operation. See Note 18 to the Consolidated Financial Statements in Item 8 of this report for further discussion.
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
     Insight North America’s sales increased for the year ended December 31, 2004 by 5% to $2.6 billion from $2.4 billion for the year ended December 31, 2003. The sales growth in 2004 was due primarily to the businesses increasing their IT spending in a generally improving economy and the completion of the IT system conversion in the first quarter of 2004, which allowed a renewed focus on clients. In 2004, the growth rates were stronger in sales to large enterprise and public sector clients compared to SMB clients. Insight North America had 1,106 account executives at December 31, 2004 compared with 1,194 at December 31, 2003. The decrease in account executives was due to planned headcount reductions, based on performance, in order to reduce costs and increase the productivity of the remaining account executives.
     Insight UK’s net sales increased 19% to $451.2 million for the year ended December 31, 2004 from $379.8 million for the year ended December 31, 2003. Increases in the British pound sterling exchange rates accounted for $50.2 million of this increase. In British pound sterling, net sales increased 6% compared to 2003. The increase in net sales for 2004 compared to 2003 was due primarily to increasing productivity of account executives and increases in sales and demand from SMB and public sector clients. Insight UK had 298 account executives at December 31, 2004 compared to 232 at December 31, 2003. The increase is due to the addition of account executives during the year ended December 31, 2004, offset by planned headcount reductions, based on performance.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
     Net sales by product category for Insight North America and Insight UK were as follows for the years ended December 31, 2004 and 2003:

	Insight North America		Insight UK
	Percentage of Product		Percentage of Product
	Net Sales		Net Sales
Product Categories	2004	2003	2004	2003
Computers:
Notebooks and PDAs	16%	15%	18%	18%
Desktops and Servers	18%	18%	13%	13%

	34%	33%	31%	31%
Software	12%	11%	15%	16%
Network and Connectivity	11%	10%	8%	8%
Printers	9%	12%	10%	10%
Storage Devices	7%	8%	7%	6%
Monitors and Video	7%	8%	11%	9%
Supplies and Accessories	7%	5%	8%	10%
Memory and Processors	6%	5%	4%	3%
Miscellaneous	7%	8%	6%	7%

	100%	100%	100%	100%
     In 2004, the largest product category was computers, representing 34% of product net sales for Insight North America and 31% of product net sales for Insight UK. Overall, the product mix in 2004 was relatively consistent with sales in 2003. In 2004, growth in desktops, servers and monitors was fueled by businesses initiating refresh cycles of their IT products. Growth in notebooks and PDAs and network and connectivity in 2004 was strong as businesses continued to focus on increasing the mobility of their workforces. Printers as a percentage of net sales in Insight North America declined due primarily to decreases in average selling prices and new competitors in the market place. All other product categories in 2004, as a percentage of product net sales, were fairly consistent with 2003.
     Direct Alliance’s net sales of $74.1 million for the year ended December 31, 2004 were down 3% compared to $76.3 million for the year ended December 31, 2003. Net sales declined in 2004 due primarily to the wind-down of one client relationship that ended, as scheduled, in May 2003. This client represented approximately 3% of Direct Alliance’s net sales for the year ended December 31, 2003, offset partially by an increase in pass-through product sales. Direct Alliance’s net sales are concentrated with a few manufacturers of IT products. For the year ended December 31, 2004, Direct Alliance’s largest outsourcing client, IBM, accounted for 60% of Direct Alliance’s net sales compared to 65% for the year ended December 31, 2003. For the year ended December 31, 2004, Direct Alliance’s top three outsourcing clients accounted for approximately 88% of Direct Alliance’s net sales compared to 90% for the year ended December 31, 2003. In certain of Direct Alliance client contracts, there are provisions that provide for payments to Direct Alliance by its clients of the higher of the fees as calculated or a specified guaranteed service fee amount. For the year ended December 31, 2004, this fee was $162,000 compared with $461,000 for the year ended December 31, 2003. The decrease in this fee is related to decreased performance fees related to a renegotiated fee structure as part of multi-year contract renewal with Direct Alliance’s largest client.
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
     Insight North America’s gross profit increased for the year ended December 31, 2004 by 8% to $289.6 million from $267.3 million for the year ended December 31, 2003. As a percentage of net sales, gross profit increased from 11.0% for the year ended December 31, 2003 to 11.3% for the year ended December 31, 2004. Product gross margin in 2004 was

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
consistent with 2003 as internal initiatives to increase gross margin were successful but were offset by the increase in sales to large enterprise clients, which are typically at lower product margins. The overall increase in gross profit as a percentage of net sales in 2004 was the result of a surge in referral fees from Microsoft for enterprise agreements, decreases in the write-downs of inventories due to enhanced inventory management policies and procedures, and increases in supplier reimbursements as a percentage of sales. These increases were offset partially by decreases in the gross margin from sales of services.
     Insight UK’s gross profit increased for the year ended December 31, 2004 by 21% to $61.6 million from $50.8 million for the year ended December 31, 2003. As a percentage of net sales, gross profit increased from 13.4% for the year ended December 31, 2003 to 13.7% for the year ended December 31, 2004. The overall increase was the result of increases in gross margin from sales of services, supplier discounts and freight margin and decreases in the write-downs of inventories due to enhanced inventory management policies and procedures. These increases were offset partially by a decrease in supplier reimbursements and an increase in the percentage of sales to public sector clients, which are typically at lower gross margins.
     Direct Alliance’s gross profit decreased for the year ended December 31, 2004 to $19.2 million from $21.3 million for the year ended December 31, 2003. As a percentage of net sales, gross profit decreased from 28.0% for the year ended December 31, 2003 to 25.9% for the year ended December 31, 2004. The overall decrease was due primarily to renegotiated fee structures as part of multi-year contract renewals with two of Direct Alliance’s largest clients in 2004 and the wind-down of one client relationship that ended, as scheduled, in May 2003.
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
     Insight North America’s selling and administrative expenses decreased for the year ended December 31, 2004 by 1% to $226.0 million from $228.1 million for the year ended December 31, 2003. As a percentage of net sales, selling and administrative expenses decreased from 9.4% for the year ended December 31, 2003 to 8.8% for the year ended December 31, 2004. The overall decrease was primarily due to cost savings from completing the system conversion which eliminated accelerated depreciation of $6.8 million on the old IT system, stay bonuses and redundant personnel. Also contributing to the decrease was an increase in net sales in 2004, reductions in bad debt expense and a continued focus on cost controls, which resulted in some headcount reductions. These decreases were partially offset by $1.2 million of expenses associated with the hiring of our chief executive officer and increased investments in 2004 on marketing and business development.
     Insight UK’s selling and administrative expenses increased for the year ended December 31, 2004 by 17% to $53.5 million from $45.9 million for the year ended December 31, 2003. As a percentage of net sales, selling and administrative expenses decreased from 12.1% for the year ended December 31, 2003 to 11.8% for the year ended December 31, 2004. The decrease as a percentage of sales was due primarily to reduced bad debt expense and increases in supplier reimbursements that are specifically offset against marketing expenditures. These decreases were offset partially by increases in personnel costs related to recruitment and headcount increases. Additionally, in the year ended December 31, 2004, Insight UK recorded bonus expenses of $3.2 million, including employer taxes, related to a management incentive plan with the top executives at a discontinued operation. The management incentive plan compensated them, as a group, with an equivalent to approximately 12.5% of the gain, after certain adjustments, related to our sales of the discontinued operation.
     Direct Alliance’s selling and administrative expenses increased for the year ended December 31, 2004 by 14% to $6.3 million from $5.6 million for the year ended December 31, 2003. As a percentage of net sales, selling and administrative expenses increased from 7.3% for the year ended December 31, 2003 to 8.5% for the year ended December 31, 2004. The overall increase was due primarily to the loss of reimbursement of operating expenses from the client whose program ended in May 2003 as well as increased expenses related to new business development efforts in 2004.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
     Severance and Restructuring Expenses. During the year ended December 31, 2004, Insight North America, Insight UK and Direct Alliance recorded $2.0 million, $377,000 and $83,000, respectively, of severance and restructuring expenses attributable to the elimination of certain sales, support and management functions. These amounts included $1.6 million recorded in connection with the retirement of our Executive Vice President, Chief Administrative Officer, General Counsel and Secretary. During the year ended December 31, 2003, Insight North America recorded $2.9 million in restructuring expenses associated with costs incurred to close Insight North America’s distribution facility in Indiana and severance associated with the elimination of certain support and management positions. We closed the Indiana facility in order to consolidate warehouse and distribution facilities in Illinois, in accordance with an acquisition integration plan. These restructuring expenses primarily represented costs associated with terminated teammates, abandoned assets and remaining lease obligations. Also, during the year ended December 31, 2003, Insight UK recorded $543,000 of restructuring expenses relating to severance associated with the elimination of service technicians and certain support and management functions. See further discussion in Note 8 to the Consolidated Financial Statements in Item 8 of this report.
     Reductions in Liabilities Assumed in Previous Acquisitions. During the years ended December 31, 2004 and 2003, Insight UK settled certain liabilities assumed in a previous acquisition for $3.6 million and $2.5 million, respectively, less than the amounts originally recorded. The tax expense recorded during the year ended December 31, 2004 related to this income was only $272,000 due to the release of the valuation allowance on the related deferred tax asset. The income resulting from the reductions in liabilities assumed in previous acquisitions during the year ended December 31, 2003 was not taxable. See Note 9 to the Consolidated Financial Statements in Item 8 of this report for further discussion.
     Interest Income. Interest income of $1.8 million and $833,000 for the years ended December 31, 2004 and 2003, respectively, was generated through short-term investments. The increase in interest income is due to increases in the amount of cash invested in short-term investments and increases in interest rates earned on those investments during the year ended December 31, 2004.
     Interest Expense. Interest expense of $2.0 million and $2.6 million for the years ended December 31, 2004 and 2003, respectively, primarily related to borrowings under our financing facilities. The decrease in interest expense was due to a reduction in the amounts outstanding under our interest-bearing financing facilities offset by increases in interest rates during the year ended December 31, 2004.
     Other Expenses, Net. Other expenses, net, decreased to $893,000 for the year ended December 31, 2004 from $2.5 million for the year ended December 31, 2003 and consisted primarily of bank fees associated with our financing facilities and cash management, miscellaneous investment gains or losses and foreign currency transaction gains or losses. The decrease was due primarily to income from two separate gains on investments that occurred during the year ended December 31, 2004. In 2004, we recorded gains from Insight UK’s sale of a building of $328,000 and Direct Alliance’s sale of stock upon exercise of stock options that were received from a client several years ago as compensation for a note payable extension of $516,000. For the year ended December 31, 2004, we also recorded non-operating expenses of $400,000 representing the write-down of an equity method investment. See Note 19 to the Consolidated Financial Statements in Item 8 of this report for further discussion.
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
     Earnings from Discontinued Operation. During the year ended December 31, 2004, we sold our entire investment in PlusNet. Accordingly, the results of operations attributable to PlusNet are disclosed as a discontinued operation. The following amounts for the years ended December 31, 2004 and 2003 represent PlusNet’s results of operations that we consolidated through July 14, 2004 (the date we reduced our ownership in PlusNet from 95% to 45%), amounts we reported as income from equity method investee, included in other income, from July 15, 2004 through December 14, 2004 (the date we sold our remaining investment), and the gain on the sales of our shares of PlusNet. The following amounts have been segregated from continuing operations and reflected as discontinued operation (in thousands):

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
     See Note 18 to the Consolidated Financial Statements in Item 8 of this report for further discussion.
Liquidity and Capital Resources
     The following table sets forth for the period presented certain consolidated cash flow information for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Net cash provided by operating activities	$12,726	$13,309	$60,903
Net cash used in investing activities	(12,269)	(1,098)	(25,317)
Net cash provided by (used in) financing activities	1,940	(12,204)	(27,974)
Foreign currency exchange effect on cash flow	(5,695)	(3,461)	3,355

(Decrease) increase in cash and cash equivalents	$(3,298)	$(3,454)	$10,967
Cash and cash equivalents at beginning of year	$38,443	$41,897	$30,930
Cash and cash equivalents at end of year	$35,145	$38,443	$41,897
Cash and Cash Flow
     Our cash balances are held in the United States, Canada and the United Kingdom, with the majority in the United Kingdom. We intend to hold cash balances in the United Kingdom for future growth and investments and to meet any liquidity requirements in the United States through ongoing cash flows, external borrowings or both. However, we decided to repay intercompany balances owed by our Canadian operation to certain of our United States operations, primarily for charges of management fees, interest and other expenses, to preserve the deductibility of these expenses for Canadian tax purposes and to provide additional cash for uses in the United States such as working capital, debt repayment and repurchases of our common stock. Certain intercompany balances were paid in December 2005 and January 2006, and ongoing charges will be paid on a monthly basis.
     As noted in Note 10 to Consolidated Financial Statements in Item 8 of this report, in October 2004, the Financial Accounting Standards Board (“FASB”) released FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”), which provides guidance under FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on an enterprise’s income tax expense and deferred tax liability. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We have completed our evaluation of the impact of the repatriation provisions of the Jobs Act and have elected not to utilize these provisions to repatriate the undistributed earnings of our foreign subsidiaries to our operations in the United States.
     Our primary uses of cash in the past few years have been to fund our working capital requirements, capital expenditures, repurchases of our common stock and acquisitions.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
     In 2004, we sold our entire investment in a discontinued operation. Excluding net earnings, amounts related to the discontinued operation have not been removed from the 2004 and 2003 cash flow statements because the effect is immaterial.
     Net cash provided by operating activities. For the year ended December 31, 2005, net cash provided by operating activities was $12.7 million, a 4% decrease from cash flows from operations of $13.2 million for the year ended December 31, 2004 primarily due to higher net earnings before depreciation in 2004. Cash flows from operations for the year ended December 31, 2005 resulted primarily from net earnings before depreciation, offset by increases in accounts receivable and inventories. The increase in accounts receivable was primarily due to increased sales and increases in sales with terms longer than 30 days. The increase in inventories was due primarily to opportunistic purchases and increased inventories for our integration labs and upcoming projects with large enterprise and public sector clients. Additionally, we decreased the outstanding balance on our inventories financing facility. Cash flows from operations for the year ended December 31, 2004 resulted primarily from net earnings before depreciation and the gain on the sale of our investment in a discontinued operation, offset by an increase in accounts receivable and inventories due primarily to increased sales compared to the prior year.
     Our consolidated cash flow operating metrics for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Days sales outstanding in ending accounts receivable (“DSOs”)	53	52	48
Inventory turns (excluding inventories not available for sale)	26	29	30
Days purchases outstanding in ending accounts payable (“DPOs”)	24	29	30
     The increase in DSOs is due primarily to an increase in net sales with terms longer than 30 days, primarily related to our large enterprise and public sector clients. The decrease in inventory turns is primarily due to the increase in inventories primarily related to opportunistic purchases and increased inventories for our integration labs and upcoming projects with large enterprise and public sector clients. The $35.5 million of inventories not available for sale at December 31, 2005 represents inventories segregated pursuant to binding client contracts, which will be recorded as net sales when the criteria for sales recognition are met. Client payments in advance of shipment of $24.7 million at December 31, 2005 primarily represent payments received from clients pursuant to these contracts. The decrease in DPOs is due primarily to utilizing early pay discounts from suppliers and to the timing of payments at year end.
     If sales continue to increase in the future, we expect that cash flow from operations will be used, at least partially, to fund working capital as we typically increase balances in our inventories and pay our suppliers on average terms that are shorter than the average terms granted to our clients in order to take advantage of supplier discounts.
     Net cash used in investing activities. In January 2005, we received $27.0 million owed to us by an underwriter related to the sale of a discontinued operation. Capital expenditures of $38.8 million for the year ended December 31, 2005 primarily relate to capitalized costs of software developed for internal use, the purchase of a previously leased office facility, leasehold improvements primarily in our Illinois distribution center and in Insight UK’s London facility and computer equipment. Capital expenditures for the year ended December 31, 2004 of $20.7 million primarily related to software, computer equipment and capitalized costs of software developed for internal use. Capital expenditures in 2004 were offset by proceeds from the sale of a discontinued operation and proceeds from the sale of a building. See Note 18 to Consolidated Financial Statements in Item 8 of this report for further discussion about our discontinued operation. We expect total capital expenditures in 2006 to be between $30.0 million and $35.0 million.
     Net cash provided by (used in) financing activities. During the year ended December 31, 2005, cash was provided by borrowings on our short-term financing facility and our line of credit and by cash received from common stock issuances as a result of stock option exercises. Cash was primarily used to make repayments on our short-term financing facility and to repurchase shares of our common stock. In January 2006, our Board of Directors approved a stock repurchase program that allows us to purchase up to an additional $50.0 million of our common stock.
     We anticipate that cash flow from operations, together with the funds available under our financing facilities, will be adequate to support our presently anticipated cash and working capital requirements for operations through 2006 and longer if we successfully renew our short-term finance facility at or prior to the expiration of its current term on December 30, 2006. We have no reason to believe the facility will not be renewed at the end of its current term.
     As part of our long-term growth strategy, we intend to consider acquisition opportunities from time to time, which may require additional debt or equity financing.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
     See Note 5 of our Consolidated Financial Statements in Item 8 of this report for a description of our financing facilities, including terms, amounts outstanding, amounts available and weighted average borrowings and interest rates during the year.
Off Balance Sheet Arrangements
     We have entered into off-balance sheet arrangements, which include guaranties and indemnifications, as defined by the SEC’s Final Rule 67, “Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.” The guaranties and indemnifications are discussed in Note 14 to the Consolidated Financial Statements in Item 8 of this report. We believe that none of our off-balance sheet arrangements have, or is reasonably likely to have, a material current or future effect on our financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations for Continuing Operations
     At December 31, 2005, our contractual obligations for continuing operations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than 5
	Total	1 Year	Years	Years	Years
Short-term debt (a)	$49,281	$49,281	$—	$—	$—
Long-term debt (b)	21,309	21,309	—	—	—
Operating lease obligations	44,384	5,996	10,072	9,134	19,182
Severance and restructuring obligations (c)	7,507	2,968	4,539	—	—
Other contractual obligations (d)	25,640	3,895	4,500	4,650	12,595

Total	$148,121	$83,449	$19,111	$13,784	$31,777

(a)	Includes the accounts receivable securitization facility that expires December 30, 2006 and secured inventory financing facility that expires March 31, 2006.

(b)	Includes the line of credit facility which expires December 31, 2008.

(c)	As a result of approved severance and restructuring plans, we expect future cash expenditures related to employee termination benefits and facilities based costs. See further discussion in Notes 8 to the Consolidated Financial Statements in Item 8 of this report.

(d)	Includes:
I.	Estimated interest payments in 2006 of $1.8 million based on the projected monthly balances under the asset backed securitization facility and using the December 31, 2005 interest rate of 4.8% per annum.

II.	Amounts totaling $9.6 million over the next 8 years to the Valley of the Sun Bowl Foundation for sponsorship of the Insight Bowl and $11.0 million over the next 10 years for advertising and marketing events at the new stadium where the Arizona Cardinals are scheduled to play their National Football League games beginning in 2006.

III.	During the three months ended December 31, 2005, we recorded $979,000, $649,000 net of taxes, for the cumulative effect of a change in accounting principle for the adoption of FIN No. 47. FIN No. 47 states that companies must recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the amount can be reasonably estimated. This interpretation applies to certain provisions in our facility lease agreements in the United States and the United Kingdom. Some of our leases stipulate that any leasehold improvements performed by the tenant with landlord approval become the landlord’s property upon expiration of the lease. However, some landlords further reserve the right to make the determination as to whether the premises must be returned to their original condition, normal wear and tear excepted, at our expense. Because of these provisions, FIN No. 47 now requires us to record a liability for the estimated fair value of this legal obligation to return the premises to the original condition with the offset recorded as an increase to the cost of the leasehold improvements. We estimate that we will owe $3.2 million in future years in connection with returning our leased facilities to original condition.
See further discussion in Note 14 to the Consolidated Financial Statements in Item 8 of this report.
     Although we set purchase targets with our suppliers tied to the amount of supplier reimbursements we receive, we have no material contractual purchase obligations.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Acquisitions
     Our strategy includes the possible acquisition of other businesses to expand or complement our operations. The magnitude, timing and nature of any future acquisitions will depend on a number of factors, including the availability of suitable acquisition candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. Financing of future acquisitions would result in the utilization of cash, incurrence of additional debt, issuance of stock or a combination of any of the three.
Inflation
     We have historically not been adversely affected by inflation, as technological advances and competition within the IT industry have generally caused the prices of the products we sell to decline and product life cycles tend to be short. This requires our growth in unit sales to exceed the decline in prices in order to increase our net sales. We believe that most price increases could be passed on to our clients, as prices charged by us are not set by long-term contracts; however, as a result of competitive pressure, there can be no assurance that the full effect of any such price increases could be passed on to our clients.
Recently Issued Accounting Standards
     See Note 1 of our Consolidated Financial Statements in Item 8 of this report of this report for a description of recent accounting pronouncements, including our expected dates of adoption and the estimated effects on our results of operations and financial condition.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
     We have interest rate exposure arising from our financing facilities, which have variable interest rates. These variable interest rates are affected by changes in short-term interest rates. We manage interest rate exposure by maintaining a conservative debt to equity ratio.
     We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows will not be material. Our financing facilities expose net earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. Borrowings outstanding under the interest-bearing financing facilities totaled $66.3 million at December 31, 2005, and the interest rates attributable to this outstanding balance were 4.8% and 7.25% per annum at December 31, 2005. A change in net earnings resulting from a hypothetical 10% increase or decrease in interest rates would not be material.
Foreign Currency Exchange Risk
     Our revenue, expense, and capital purchasing activities are primarily transacted in U.S. dollars. However, since a portion of our business is operated in the United Kingdom and Canada in their respective functional currencies, we do have foreign currency translation exposure for changes in exchange rates for the Canadian dollar and the British pound sterling. Additionally, our U.S. operation outsources one of its call centers to our Canadian operations for a monthly charge, which creates some foreign currency transaction exposure. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may adversely affect our consolidated financial statements as expressed in U.S. dollars. We monitor our foreign currency exposure and may from time to time enter into hedging transactions to manage this exposure. There were no hedging transactions during the year ended December 31, 2005, and there were no hedging instruments outstanding at December 31, 2005.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Insight Enterprises, Inc.:
We have audited the accompanying consolidated balance sheets of Insight Enterprises, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insight Enterprises, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Insight Enterprises, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
As discussed in note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” as of December 31, 2005. The net effect of the recognition of conditional asset retirement obligations was recognized as a cumulative effect of a change in accounting principle.

/s/ KPMG LLP
Phoenix, Arizona
February 16, 2006

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Insight Enterprises, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Insight Enterprises, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Insight Enterprises, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that 1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Insight Enterprises, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, Insight Enterprises, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Insight Enterprises, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 16, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Phoenix, Arizona
February 16, 2006

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$35,145	$38,443
Accounts receivable, net of allowances for doubtful accounts	480,458	447,907
Receivable from underwriter on sale of discontinued operation	—	28,024
Inventories	121,223	95,903
Inventories not available for sale	35,528	41,791
Deferred income taxes and other current assets	29,624	35,455

Total current assets	701,978	687,523

Property and equipment, net of accumulated depreciation and amortization	133,017	113,079
Goodwill	87,124	86,907
Other assets	221	132

	$922,340	$887,641

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	183,014	198,322
Inventories financing facility	4,281	17,554
Accrued expenses and other current liabilities	55,413	59,110
Client payments in advance of shipment	24,747	16,270
Short-term financing facility	45,000	25,000

Total current liabilities	312,455	316,256

Line of credit	21,309	—
Deferred income taxes and long-term liabilities	22,552	11,826

	356,316	328,082

Commitments and contingencies (Notes 6, 7, 14)

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 47,736 and 49,403 shares issued and outstanding in 2005 and 2004, respectively	477	494
Additional paid-in capital	299,043	301,580
Retained earnings	252,318	230,879
Accumulated other comprehensive income– foreign currency translation adjustment	14,186	26,606

Total stockholders’ equity	566,024	559,559

	$922,340	$887,641

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
Net sales	$3,261,150	$3,082,725	$2,886,047
Costs of goods sold	2,869,239	2,712,294	2,546,586

Gross profit	391,911	370,431	339,461
Operating expenses:
Selling and administrative expenses	289,250	285,742	279,539
Severance and restructuring expenses	12,967	2,435	3,465
Reductions in liabilities assumed in a previous acquisition	(664)	(3,617)	(2,504)

Earnings from operations	90,358	85,871	58,961
Non-operating (income) expense:
Interest income	(3,394)	(1,849)	(833)
Interest expense	1,914	2,011	2,608
Other expense, net	853	893	2,472

Earnings from continuing operations before income taxes	90,985	84,816	54,714
Income tax expense	35,641	24,729	18,952

Net earnings from continuing operations	55,344	60,087	35,762
Earnings from discontinued operation, net of taxes of $0, $6,753, and $858, respectively	—	20,441	1,992

Net earnings before cumulative effect of change in accounting principle	55,344	80,528	37,754
Cumulative effect of change in accounting principle, net of taxes of $330 in 2005	(649)	—	—

Net earnings	$54,695	$80,528	$37,754

Net earnings per share — Basic:
Net earnings from continuing operations	$1.14	$1.24	$0.77
Net earnings from discontinued operation	—	0.42	0.05
Cumulative effect of change in accounting principle	(0.01)	—	—

Net earnings per share	$1.13	$1.66	$0.82

Net earnings per share — Diluted:
Net earnings from continuing operations	$1.13	$1.22	$0.76
Net earnings from discontinued operation	—	0.42	0.05
Cumulative effect of change in accounting principle	(0.01)	—	—

Net earnings per share	$1.12	$1.64	$0.81

Shares used in per share calculation:
Basic	48,553	48,389	46,315
Diluted	49,042	49,231	46,885
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in thousands)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Par Value	Capital	Par Value	Capital	Income	Earnings	Equity
Balances at December 31, 2002	46,073	$461	—	—	$252,624	$9,609	$112,597	$375,291
Issuance of common stock under employee stock plans	1,043	10	—	—	11,388	—	—	11,398
Stock-based compensation expense	—	—	—	—	879	—	—	879
Tax benefit from employee gains on stock based compensation	—	—	—	—	1,912	—	—	1,912
Comprehensive income:
Foreign currency translation adjustment, net of tax	—	—	—	—	—	12,135	—	12,135
Net earnings	—	—	—	—	—	—	37,754	37,754

Total comprehensive income								49,889

Balances at December 31, 2003	47,116	471	—	—	266,803	21,744	150,351	439,369
Issuance of common stock under employee stock plans	2,287	23	—	—	27,622	—	—	27,645
Stock-based compensation expense	—	—	—	—	62	—	—	62
Tax benefit from employee gains on stock based compensation	—	—	—	—	7,093	—	—	7,093
Comprehensive income:
Foreign currency translation adjustment, net of tax	—	—	—	—	—	6,458	—	6,458
Reduction in foreign currency translation adjustment due to sale of investment in discontinued operation	—	—	—	—	—	(1,596)	—	(1,596)
Net earnings	—	—	—	—	—	—	80,528	80,528

Total comprehensive income								85,390

Balances at December 31, 2004	49,403	494	—	—	301,580	26,606	230,879	559,559
Issuance of common stock under employee stock plans	1,059	10	—	—	10,774	—	—	10,784
Stock-based compensation expense	—	—	—	—	766	—	—	766
Tax benefit from employee gains on stock based compensation	—	—	—	—	2,638	—	—	2,638
Repurchase of treasury stock	—	—	(2,726)	(49,998)	—	—	—	(49,998)
Retirement of treasury stock	(2,726)	(27)	2,726	49,998	(16,715)	—	(33,256)	—
Comprehensive income:
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(12,420)	—	(12,420)
Net earnings	—	—	—	—	—	—	54,695	54,695

Total comprehensive income								42,275

Balances at December 31, 2005	47,736	$477	—	$—	$299,043	$14,186	$252,318	$566,024
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net earnings from continuing operations	$54,695	$60,087	$35,762
Plus: net earnings from discontinued operation	—	20,441	1,992

Net earnings	54,695	80,528	37,754
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18,204	20,357	30,372
Provision for losses on accounts receivable	5,292	5,606	8,424
Write-downs of inventories	7,625	7,070	8,918
Non-cash stock compensation expense	766	62	879
Tax benefit from employee gains on stock based compensation	2,638	7,093	1,912
Cumulative effect of change in accounting principle, net	649	—	—
Gain on sale of building	—	(328)	—
Gain on sale of discontinued operation	—	(23,725)	—
Equity in loss of investee	—	400	—
Deferred income taxes	4,537	(2,390)	214
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(42,928)	(65,666)	19,432
Increase in receivables from equity method investee	—	(3,098)	—
Increase in inventories	(27,583)	(32,842)	(26,008)
Decrease (increase) in other current assets	6,879	(668)	2,052
Increase in other assets	(1,802)	(496)	(4,078)
(Decrease) increase in accounts payable	(9,308)	1,813	(41,026)
(Decrease) increase in inventories financing facility	(13,256)	11,957	5,597
Increase in client payments in advance of shipment	8,555	2,486	11,293
(Decrease) increase in accrued expenses and other current liabilities	(2,237)	5,150	5,168

Net cash provided by operating activities	12,726	13,309	60,903

Cash flows from investing activities:
Cash receipt of underwriter receivable	26,540	—	—
Purchases of property and equipment	(38,809)	(20,705)	(25,317)
Proceeds from sale of discontinued operation, net of direct expenses	—	18,629	—
Proceeds from sale of building	—	1,378	—
Investment in equity method investee	—	(400)	—

Net cash used in investing activities	(12,269)	(1,098)	(25,317)

Cash flows from financing activities:
Repayments on short-term financing facility	(55,000)	(125,000)	(140,000)
Borrowings on short-term financing facility	75,000	95,000	105,000
Net borrowings (repayments) on line of credit	21,309	(10,004)	8,800
Repurchase of common stock	(49,998)	—	—
(Repayment of) borrowing on long-term liabilities	(155)	155	(13,172)
Proceeds from sales of common stock under employee stock plans	10,784	27,645	11,398

Net cash provided by (used in) financing activities	1,940	(12,204)	(27,974)

Foreign currency exchange effect on cash flow	(5,695)	(3,461)	3,355

(Decrease) increase in cash and cash equivalents	(3,298)	(3,454)	10,967
Cash and cash equivalents at beginning of year	38,443	41,897	30,930

Cash and cash equivalents at end of year	$35,145	$38,443	$41,897

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,617	$1,939	$2,325

Cash paid during the year for income taxes	$20,600	$23,275	$31,429

Supplemental disclosure of non-cash financing and investing activities:
Leasehold improvement related to conditional asset retirement obligation	$1,310	$—	$—

Receivable from underwriter from sale of discontinued operation	$—	$26,849	$—

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Operations and Summary of Significant Accounting Policies
Description of Business
     We are a leading provider of information technology (“IT”) products and services to businesses in the United States, Canada and the United Kingdom. Our offerings include brand name computing products, IT services and outsourcing of business processes. As of December 31, 2005, we were organized in the following three operating segments:
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
Principles of Consolidation and Presentation
     The consolidated financial statements include the accounts of Insight Enterprises, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. References to “the Company,” “we,” “us,” “our” and other similar words refer to Insight Enterprises, Inc. and its consolidated subsidiaries, unless the context suggests otherwise.
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
Allowance for doubtful accounts
     We establish an allowance for doubtful accounts to ensure trade receivables are not overstated due to uncollectibility. The allowance is determined using estimated losses on accounts receivable based on historical write-offs, evaluation of the aging of the receivables and the current economic environment. We write-off individual accounts against the reserve when we become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings, or deterioration in the customer’s operating results or financial position.
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
     Inventories not available for sale relate to product sales transactions in which we are warehousing the product and will be deploying the product to clients’ designated locations. Additionally, we may perform services on a portion of the product prior to shipment to our clients and will be paid a fee for doing so. Although the product contracts are non-cancelable with customary credit terms beginning the date the inventories were segregated in our warehouse and invoiced to the client, and the warranty periods begin on the date of invoice, these transactions do not generally meet the sales recognition criteria under GAAP. Therefore, we have not recorded sales and the inventories are classified as “inventories not available for sale” on our balance sheet until the product is shipped. If clients remit payment before we ship product to them, we record the payments received as “client payments in advance of shipment” on our consolidated balance sheet.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Property and Equipment
     We state property and equipment at cost. We state equipment under capital leases at the present value of the minimum lease payments. We capitalize major improvements and betterments, while maintenance, repairs and minor replacements are expensed as incurred. Depreciation or amortization is provided using the straight-line method over the following estimated economic lives of the assets:

Leasehold improvements	Shorter of underlying lease term or asset life
Furniture and fixtures	7 years
Equipment	3-5 years
Buildings	29 years
Software	3-10 years
     External direct costs of materials and services consumed in developing or obtaining internal use computer software and payroll and payroll-related costs for employees who are directly associated with and who devote time to an internal use computer software projects, to the extent of the time spent directly on the project are capitalized.
     Reviews are regularly performed to determine whether facts and circumstances exist which indicate that the useful life is shorter than originally estimated or the carrying amount of assets may not be recoverable. When an indication exists, we assess the recoverability of our assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the estimated fair value of those assets.
Goodwill
     Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired. We perform an annual review in the fourth quarter of every year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of recorded goodwill is impaired. The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value.
Self Insurance
     We are self-insured for medical insurance benefits up to certain stop-loss limits. Such costs are estimated and accrued based on our maximum liability under the stop-loss limits, which estimates both known and incurred but not reported claims.
Foreign Currency Translation
     Assets and liabilities of the subsidiaries are translated into United States dollars at the exchange rate in effect at the balance sheet dates. Income and expense items are translated at the average exchange rate for each month within the year. The resulting translation adjustments are recorded directly in other comprehensive income as a separate component of stockholders’ equity. For the years ended December 31, 2005 and 2004, the net foreign currency translation adjustments were ($12,420,000) and $4,862,000. For the year ended December 31, 2005, the adjustment is due primarily to the strengthening of the United States dollar against the British pound sterling. For the year ended December 31, 2004, the adjustment was due primarily to the weakening of the United States dollar against the British pound sterling and, to a lesser extent, the Canadian dollar. The 2004 foreign currency translation adjustment includes a decrease of $1,596,000 related to the sale of a discontinued operation, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 37 “Accounting for Translation Adjustments upon Sale of Part of an Investment in a Foreign Entity.” The 2005 foreign currency translation adjustment includes $2,579,000 of taxes. All transaction gains and losses are reported in other income (expense). These gains or losses were not material in any of the years presented in the consolidated financial statements.
Sales Recognition
     We adhere to guidelines and principles of sales recognition described in Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), issued by the staff of the Securities and Exchange Commission (the “SEC”). Under SAB 104, sales are recognized when the title and risk of loss are passed to the client, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed and determinable and collectibility is reasonably assured. Using these tests, the vast majority of our sales represent product sales recognized upon shipment. Usual sales terms are FOB shipping point, at which time title and risk of loss has passed to the client and delivery has occurred. We make provisions for estimated product returns that we expect to occur under our return policy based upon historical return rates.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     From time to time, in the sale of products and services, we may enter into contracts that contain multiple elements or non-standard terms and conditions. Sales of services currently represent a small percentage of our net sales, and a significant amount of services that are performed in conjunction with product sales are completed in our facilities prior to shipment of the product. In these circumstances, net sales for both the product and services are recognized upon shipment. Net sales of services that are performed at client locations are often service-only contracts and are recorded as sales when the services are performed. If the service is performed at a client location in conjunction with a product sale or other service sale, we recognize net sales in accordance with SAB 104 and Emerging Issues Task Force (“EITF”) 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables.” Accordingly, we recognize sales for delivered items only when all of the following criteria are satisfied:
•	the delivered item(s) has value to the client on a stand-alone basis;

•	there is objective and reliable evidence of the fair value of the undelivered item(s); and

•	if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in our control.
     Insight North America and Insight UK sell certain third-party service contracts and software assurance or subscription products for which we are not the primary obligor. These sales do not meet the criteria for gross sales recognition as defined in SAB 104 and EITF 99-19 and thus are recorded on a net sales recognition basis. As we enter into contracts with third-party service providers or vendors, we evaluate whether the subsequent sales of such services should be recorded as gross sales or net sales in accordance with the sales recognition criteria outlined in SAB 104 and EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” We must determine whether we act as a principal in the transaction and assume the risks and rewards of ownership or if we are simply acting as an agent or broker. Under gross sales recognition, the entire selling price is recorded in sales and our cost to the third-party service provider or vendor is recorded in costs of goods sold. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to sales resulting in net sales equal to the gross profit on the transaction and there are no costs of goods sold.
     Direct Alliance’s outsourcing arrangements are primarily service fee based whereby net sales are based primarily upon a cost plus arrangement and a percentage of the sales price from products sold. These sales are recorded under the net sales recognition method. Also, as an accommodation to select clients, Direct Alliance purchases product from suppliers and immediately resells the product to clients for ultimate resale to the client’s customer. These product sales (referred to as “pass-through product sales”) to our clients are transacted at little or no gross margin and the selling price to our client is recorded in net sales with the cost payable to the supplier recorded in cost of goods sold.
Vendor Consideration
     We receive payments and credits from vendors, including consideration pursuant to volume sales incentive programs, volume purchase incentive programs and shared marketing expense programs. Vendor consideration received pursuant to volume sales incentive programs is recognized as a reduction to costs of goods sold. Vendor consideration received pursuant to volume purchase incentive programs is allocated to inventories based on the applicable incentives from each vendor and is recorded in cost of goods sold as the inventory is sold. Vendor consideration received pursuant to shared marketing expense programs is recorded as a reduction of the related selling and administrative expenses in the period the program takes place only if the consideration represents a reimbursement of specific, incremental, identifiable costs. Consideration that exceeds the specific, incremental, identifiable costs is classified as a reduction of costs of goods sold or inventory. The amount of vendor consideration recorded as a reduction of selling, general and administrative expenses totaled $9,630,000, $7,478,000 and $2,623,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
Advertising Costs
     Advertising costs are expensed as they are incurred. Advertising expense of $18,839,000, $15,364,000 and $8,210,000 was recorded for the years ended December 31, 2005, 2004 and 2003, respectively. These amounts were partially offset by vendor consideration received pursuant to shared marketing expense programs recorded as a reduction of selling and administrative expenses, as discussed above.
Shipping and Handling
     We record freight billed to our clients as net sales and the related freight costs as costs of goods sold.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Cumulative Effect of a Change in Accounting Principle
     We adopted FASB Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN No. 47”) during the year ended December 31, 2005. FIN No. 47 states that companies must recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the amount can be reasonably estimated. This interpretation applies to certain provisions in our facility lease agreements in the United States and the United Kingdom. Some of our leases stipulate that any leasehold improvements performed by us with landlord approval become the landlord’s property upon expiration of the lease. However, some of our landlords further reserve the right to make the determination as to whether the premises must be returned to their original condition, normal wear and tear excepted, at our expense. Because of these provisions, we are required to record a liability for the estimated fair value of this legal obligation to return the premises to the original condition with the offset recorded as an increase to the cost of the leasehold improvements. As a result, during the fourth quarter of 2005, we recorded leasehold improvements of $1,310,000 and long term liabilities of $2,289,000. Had the obligations been recorded at December 31, 2004 and 2003, the balances would have been $1,625,000 and $1,470,000, respectively. Additionally, we recorded a non-cash cumulative effect of a change in accounting principle of $979,000 ($649,000 net of tax), representing cumulative amortization of the leasehold improvements and accretion of the long term liability since the lease inception dates.
     The following table illustrates the effect on net earnings and earnings per share if this interpretation had been applied during the periods presented (in thousands, except per share data):

	Years ended December 31,
	2005	2004	2003
Net earnings as reported	$54,695	$80,528	$37,754
Total depreciation and interest accretion costs, net of tax	$140	$115	$107

Pro forma net earnings	$54,555	$80,413	$37,647

Basic net earnings per share:
As reported	$1.13	$1.66	$0.82
Pro forma	$1.12	$1.66	$0.81
Diluted net earnings per share:
As reported	$1.12	$1.64	$0.81
Pro forma	$1.11	$1.63	$0.80

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Net Earnings From Continuing Operations Per Share (“EPS”)
     Basic EPS is computed by dividing net earnings from continuing operations available to common stockholders by the weighted-average number of common shares outstanding during each year. Diluted EPS includes the effect of stock options assumed to be exercised using the treasury stock method. A reconciliation of the denominators of the basic and diluted EPS calculations follows (in thousands, except per share data):

	Years Ended December 31,
	2005	2004	2003
Numerator:
Net earnings from continuing operations	$55,344	$60,087	$35,762

Denominator:
Weighted-average shares used to compute basic EPS	48,553	48,389	46,315
Potential dilutive common shares due to dilutive stock options, net of tax effect	489	842	570

Weighted-average shares used to compute diluted EPS	49,042	49,231	46,885

Net earnings from continuing operations per share:
Basic	$1.14	$1.24	$0.77
Diluted	$1.13	$1.22	$0.76

Weighted-average outstanding stock options having no dilutive effect	$3,938	$4,552	$3,162
Stock-Based Compensation
     For 2005, we applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation — an interpretation of APB Opinion No. 25,” to account for our fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic value-based method of accounting described above and have adopted the disclosure requirements of SFAS No. 123. Accordingly, we do not currently recognize compensation expense for any of our stock option plans because we do not issue options at exercise prices below the market value at date of grant. Pro forma expense is recognized in our disclosures using the accelerated vesting methodology of FASB Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”
     We have issued shares and units of restricted common stock as incentives to certain officers and employees and plan to do so in the future. We recognize compensation expense associated with the issuance of shares and units of restricted stock over the vesting period for each respective share and unit. The total compensation expense associated with restricted stock represents the value based upon the number of shares or units awarded multiplied by the closing price on the date of grant. Recipients of restricted stock shares are entitled to receive any dividends declared on our common stock and have voting rights, regardless of whether such shares have vested. Recipients of restricted stock units (“RSUs”) do not have voting or dividend rights until the vesting conditions are satisfied and shares are released. At December 31, 2005, there were 122,500 shares of restricted common stock and 7,500 RSUs outstanding. Compensation expense recognized for stock-based employee compensation awards for the years ended December 31, 2005, 2004 and 2003 was $766,000, $62,000 and $879,000, respectively.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Had compensation cost for our stock-based plans been determined consistent with SFAS No. 123, our net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Years ended December 31,
	2005	2004	2003
Net earnings as reported	$54,695	$80,528	$37,754
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	$8,744	$8,407	$5,515

Pro forma net earnings	$45,951	$72,121	$32,239

Basic net earnings per share:
As reported	$1.13	$1.66	$0.82
Pro forma	$0.95	$1.49	$0.70
Diluted net earnings per share:
As reported	$1.12	$1.64	$0.81
Pro forma	$0.94	$1.46	$0.69
     For purposes of the SFAS No. 123 pro forma net earnings and net earnings per share calculation in Note 1, the fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model with the following quarterly weighted-average assumptions used for grants under the Plans during the years ended December 31, 2005, 2004 and 2003:

	Dividend	Expected	Risk-free	Expected	Options
	Yield	Volatility	Interest Rate	Lives (in years)	Granted
Quarters ended:
March 31, 2005	0%	71%	4.0%	2.8	428,755
June 30, 2005	0%	69%	3.7%	2.7	1,230,165
September 30, 2005	0%	52%	4.1%	2.7	20,000
December 31, 2005	0%	43%	4.3%	2.7	5,450

Quarters ended:
March 31, 2004	0%	75%	1.8%	2.9	1,935,111
June 30, 2004	0%	74%	3.2%	3.0	66,065
September 30, 2004	0%	73%	2.8%	2.3	778,640
December 31, 2004	0%	72%	3.2%	2.6	561,510

Quarters ended:
March 31, 2003	0%	87%	1.9%	2.6	1,202,175
June 30, 2003	0%	81%	1.5%	1.5	749,618
September 30, 2003	0%	86%	1.8%	2.3	67,924
December 31, 2003	0%	79%	1.3%	0.8	212
     Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). We have elected to issue service-based and performance-based RSUs instead of stock options in 2006. The number of RSUs ultimately awarded under the performance-based RSUs will vary based on achievement of certain financial results. We will record compensation expense each period based on our estimate of the most probable number of RSUs that will be issued under the grants of performance-based RSUs. Additionally, the compensation expense will be reduced for our estimate of forfeitures. Our 2006 equity compensation expense, which includes expense attributable to RSU grants, as well as to vesting of stock options and restricted stock issued in prior years, is estimated to be between $13,000,000 and $14,000,000. The actual amount will likely vary, either higher or lower, based on achievement of 2006 financial results and stock price at grant date. The expense range given assumes target financial results are reached.
Reclassifications
     Certain amounts in the 2004 and 2003 consolidated financial statements have been reclassified to conform to the 2005 presentation.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Recently Issued Accounting Standards
     In December 2004, the FASB issued SFAS No. 123R, which replaces SFAS No. 123 and supercedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. In March 2005, the SEC issued Staff Accounting Bulletin 107, which provided additional guidance in applying the provisions of SFAS No. 123R. In April 2005, the SEC amended the compliance dates of SFAS No. 123R so that registrants will be required to implement the standard as of the beginning of the first annual period that begins after June 15, 2005. We have implemented this standard effective January 1, 2006. In the last quarter of 2005, the FASB provided further guidance for the determination of grant dates and accounting for the tax effects of share-based payment awards. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from cash flow as it would have been reported under prior accounting rules. See further discussion of the effect of SFAS No. 123R under “Stock Based Compensation” under Significant Accounting Policies above.
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
     The European Union (“EU”) has enacted the Waste Electrical and Electronic Equipment Directive (the “Directive”), which makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to enact the Directive in their respective countries was August 13, 2004 (such legislation, together with the directive, the “WEEE Legislation”). Producers participating in the market are financially responsible for implementing procedures to comply with the WEEE Legislation beginning in August 2005. All but a few of the 25 EU member countries have transposed the Directive into law; however, the United Kingdom has delayed implementation of the Directive indefinitely. In June 2005, the FASB issued FSP FAS 143-1, “Accounting for Electronic Equipment Waste Obligations” (“FSP 143-1”), which provides guidance on the accounting for certain obligations associated with the Directive. FSP 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the Directive’s adoption into law by the applicable EU member countries. We are continuing to evaluate the potential effect of the WEEE Legislation on our operations in the United Kingdom. We do not currently believe the adoption of FSP 143-1 will have a material effect on our consolidated results of operations and financial condition.
(2) Fair Value of Financial Instruments
     The carrying amounts for cash and cash equivalents are assumed to be the fair value because of the liquidity of these instruments. The carrying amounts for accounts receivable, accounts payable, accrued expenses and other current liabilities, and our short-term financing facility approximate fair value because of the short maturity of these instruments.
(3) Property and Equipment
     Property and equipment consist of the following (in thousands):

	December 31,
	2005	2004
Land	$7,591	$5,488
Leasehold improvements	8,464	5,750
Furniture and fixtures	29,602	27,990
Equipment	34,128	31,264
Buildings	65,215	60,760
Software	78,415	59,041

	223,415	190,293
Accumulated depreciation and amortization	(90,398)	(77,214)

Property and equipment, net	$133,017	$113,079

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Depreciation and amortization expense for the years ended December 31, 2005, 2004 and 2003 was $18,204,000, $20,357,000 and $30,372,000, respectively.
Change in Accounting Estimate
     In 2003, we accelerated the depreciation of certain software assets due to our decision to implement a new IT system. We determined that the old IT system would no longer be used after December 31, 2003, which shortened its estimated useful life and increased the depreciation for the year ended December 31, 2003 by approximately $6,800,000.
(4) Goodwill
     All of our goodwill resides in our Insight North America operating segment and was affected only by foreign currency translation adjustments related to goodwill in our Canadian operations. Goodwill is assigned to the reporting unit(s) that is expected to benefit from the synergies of the business combination that resulted in the recording of goodwill. We have determined that our reporting units are the same as our operating segments: Insight North America; Insight UK; and Direct Alliance.
     We perform an annual review in the fourth quarter of every year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired. Events or circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, significant declines in our stock price for a sustained period or significant underperformance relative to expected historical or projected future results of operations. The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. In testing for a potential impairment of goodwill, we first compare the estimated fair value of the reporting unit with book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then we are required to compare the carrying amount of the goodwill with its implied fair value. The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as trademarks. If the carrying amount of our goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess. The results of the 2005, 2004 and 2003 annual assessments indicated that goodwill was not impaired.
(5) Financing Facilities
     Our financing facilities include a $200,000,000 accounts receivable securitization financing facility, a $30,000,000 revolving line of credit and a $40,000,000 inventory financing facility.
     We have an agreement to sell receivables periodically to a special purpose accounts receivable and financing entity (the “SPE”), which is exclusively engaged in purchasing receivables from us. The SPE is a wholly-owned, bankruptcy-remote entity that we have included in our consolidated financial statements. The SPE funds its purchases by selling undivided interests in up to $200,000,000 of eligible trade accounts receivable to a multi-seller conduit administered by an independent financial institution. The sales to the conduit do not qualify for sale treatment under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” as we maintain effective control over the receivables that are sold. Accordingly, the receivables remain recorded on our consolidated financial statements. At December 31, 2005, the SPE owned $405,910,000 of receivables recorded at fair value and included in our consolidated balance sheet, of which $193,766,000 was eligible for funding. The financing facility expires December 30, 2006, and accordingly, amounts outstanding are recorded in current liabilities. Interest is payable monthly, and the interest rate at December 31, 2005 on borrowed funds was 4.8% per annum, including the 0.35% commitment fee on the total $200,000,000 facility. During the years ended December 31, 2005 and 2004, our weighted average interest rate per annum and weighted average borrowings under the facility were 3.7% and $23,658,000 and 2.0% and $49,548,000, respectively. At December 31, 2005, $45,000,000 was outstanding and $148,766,000 was available under the facility. We have no reason to believe the facility will not be renewed at the end of its current term.
     As of December 31, 2005, $21,309,000 was outstanding under our $30,000,000 revolving line of credit. The line of credit bears interest, payable quarterly, at a rate chosen by us among available rates subject to our leverage ratio and other terms and conditions. The available rates are the financial institution’s prime rate or the London Interbank Offered Rate (“LIBOR”) based rate (7.25% and 5.64% per annum, respectively at December 31, 2005). Because we generally use this line

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
for short-term borrowing needs, our borrowings are generally at the prime rate. The credit facility expires on December 31, 2008. At December 31, 2005, $8,691,000 was available under the line of credit.
     Our $40,000,000 secured inventories financing facility can be used to facilitate the purchases of inventories from certain suppliers. As of December 31, 2005, there was $4,281,000 outstanding under the inventories financing facility and $35,719,000 was available. This facility is non-interest bearing if paid within its terms and expires March 31, 2006. We are currently evaluating whether to renew this facility.
     Our financing facilities contain various covenants including the requirement that we comply with leverage and minimum fixed charge ratio requirements. In addition, our credit facilities prohibit the payment of cash dividends without the lenders’ consent. If we fall out of compliance with these covenants, the lenders would be able to demand payment within a specified period of time. We were in compliance with all such covenants at December 31, 2005.
(6) Share Repurchases
     During 2005, our Board of Directors authorized the purchase of up to $50,000,000 of our common stock. As of December 31, 2005, we have purchased 2,725,644 shares of our common stock at a total cost of $49,998,000 representing an average price of $18.34. All shares repurchased have been retired. In January 2006, our Board of Directors authorized the purchase of up to an additional $50,000,000 of our common stock.
(7) Leases
     We have several non-cancelable operating leases with third-parties, primarily for administrative and distribution center space and computer equipment. Our facilities leases generally provide for periodic rent increases and many contain escalation clauses and renewal options. We recognize rent expense on a straight-line basis over the length of the lease term. Rental expense for these third-party operating leases was $7,267,000, $7,950,000, and $8,766,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
     Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2005 are as follows (in thousands):

Years ending December 31,	Operating Leases
2006	$5,996
2007	5,128
2008	4,944
2009	4,716
2010	4,418
Thereafter	19,182

Total minimum lease payments	$44,384
(8) Restructuring and Acquisition Integration Activities
Severance and Restructuring Costs Expensed in 2005
     During the year ended December 31, 2005, Insight UK moved into a new facility and recorded restructuring costs of $6,887,000 for the remaining lease obligations on the previous lease, of which $441,000 were non-cash expenses related to abandoned assets, and $1,011,000 for duplicate rent expense for the new facility for the last half of 2005. Also, during 2005, Insight North America, Insight UK and Direct Alliance recorded severance and restructuring expenses of $3,650,000, $414,000 and $1,005,000, respectively, for severance attributable to the elimination of 90 positions, primarily in support and management. These amounts included the severance for the former President of Insight North America of $2,400,000 and the President of Direct Alliance for $1,005,000. Of the amounts recorded, $113,000, $7,127,000 and $0 remained to be paid by Insight North America, Insight UK and Direct Alliance, respectively. In the accompanying consolidated balance sheet at December 31, 2005, $2,701,000 is expected to be paid in 2006 and, accordingly, is included in accrued expenses and other current liabilities and $4,539,000 is expected to be paid throughout 2007 and 2008 and, accordingly, is included in long term liabilities. Management expects these restructuring activities to have a positive effect on future operating results as employee related expenses associated with these positions are expected to be reinvested in the Company primarily in the areas of IT systems, account executives and sales manager headcount, marketing and skills development.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The following table details the changes in severance and restructuring liabilities during the year ended December 31, 2005 (in thousands):

	Insight North		Direct	Consolidated
	America	Insight UK	Alliance	Total
Severance and restructuring expenses	$3,650	$7,871	$1,005	$12,526
Foreign currency translation and other adjustments	—	(96)	—	(96)
Cash payments	(3,537)	(648)	(1,005)	(5,190)

Balances at December 31, 2005	$113	$7,127	$—	$7,240
Severance and Restructuring Costs Expensed in 2004
     During the year ended December 31, 2004, Insight North America, Insight UK and Direct Alliance recorded severance and restructuring expenses of $1,975,000, $377,000 and $83,000, respectively, for severance attributable to the elimination of certain sales, support and management functions. These amounts included $1,650,000 recorded for the retirement of the Executive Vice President, Chief Administrative Officer, General Counsel and Secretary and the elimination of this senior executive position. Of the amounts recorded, $137,000, $53,000 and $8,000 remained to be paid by Insight North America, Insight UK and Direct Alliance at December 31, 2004, respectively, and were included in accrued expenses and other current liabilities on the accompanying consolidated balance sheet at December 31, 2004. All of these amounts were paid during the year ended December 31, 2005.
     The following table details the changes in severance and restructuring liabilities during the year ended December 31, 2005 (in thousands):

	Employee Termination Benefits
	Insight North			Consolidated
	America	Insight UK	Direct Alliance	Total
Balance at December 31, 2004	$137	$53	$8	$198
Foreign currency translation adjustments	—	(2)	—	(2)
Cash payments	(137)	(51)	(8)	(196)

Balances at December 31, 2005	$—	$—	$—	$—
Acquisition-Related Restructuring Costs Capitalized in 2001 as a Cost of an Acquisition
     During the year ended December 31, 2001, Insight UK recorded costs of $18,440,000 relating to restructuring the operations of an acquired company as part of the integration of this acquisition. These costs consisted of employee termination benefits and facilities-based costs of $3,532,000 and $14,908,000, respectively, of which only $3,562,000 of facilities based costs remained accrued at December 31, 2004. Adjustments to the accrued facilities based costs during the year ended December 31, 2005 included the settlement of a lease assumed with the acquisition for $664,000 less than the amounts originally recorded and a decrease of $85,000 related to fluctuations in the British pound sterling exchange rates. Facilities based costs of $2,546,000 were paid during the year ended December 31, 2005 for lease payments and payments related to negotiating out of a long-term lease, resulting in an accrual balance of $267,000 which is expected to be paid in 2006 and, accordingly, is included in accrued expenses and other current liabilities on the accompanying consolidated balance sheet as of December 31, 2005. Although the facilities-based costs represent contractual payments under long-term leases, we are actively pursuing opportunities to negotiate a termination of these leases and have recorded the obligations as current accrued liabilities.
     The following table details the change in these liabilities for the year ended December 31, 2005 (in thousands):

Facilities
Based
Costs
Balance at December 31, 2004	$3,562
Adjustments	(749)
Cash payments	(2,546)

Balance at December 31, 2005	$267

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(9) Reductions in Liabilities Assumed in a Previous Acquisition
     During the years ended December 31, 2005 and 2004, Insight UK settled certain liabilities assumed in a previous acquisition for $664,000 and $3,617,000, respectively, less than the amounts originally recorded. The tax expense recorded during the year ended December 31, 2005 related to this income was $358,000. The tax expense recorded during the year ended December 31, 2004 related to this income was $272,000 due to the release of the valuation allowance on the related deferred tax asset.
(10) Income Taxes
     The following table presents the US and foreign components of earnings from continuing operations before income taxes and the related provision for income tax expense (benefit) (in thousands):
Earnings before income taxes from continuing operations:

	Years Ended December 31,
	2005	2004	2003
US	$71,362	$70,158	$43,169
Foreign	19,623	14,658	11,545

	$90,985	$84,816	$54,714
Provision for income tax expense (benefit) from continuing operations:

	Years Ended December 31,
	2005	2004	2003
Current:
US Federal	$21,159	$25,324	$17,198
State and local	1,535	2,372	1,230
Foreign	8,131	(233)	567

	30,825	27,463	18,995

Deferred:
US Federal	5,320	(436)	(733)
US State and local	843	35	(224)
Foreign	(1,347)	(2,333)	914

	4,816	(2,734)	(43)

	$35,641	$24,729	$18,952
Income tax expense (benefit) relating to a discontinued operation is as follows:

	Years Ended December 31,
	2005	2004	2003
United States	$—	$5,437	$—
Foreign	—	1,316	858

	$—	$6,753	$858
     The following schedule reconciles the differences between the US federal income taxes at the US statutory rate to our provision (benefit) for income taxes (dollars in thousands):

	Years Ended December 31,
	2005	2004	2003
Expected benefit at U.S. Statutory rate of 35%	$31,845	$29,686	$19,150
Change resulting from:
State income taxes, net of federal income tax benefit	2,379	2,407	1,006
Audits and adjustments, net	1,411	—	—
Change in valuation allowance	173	(7,689)	—
Foreign income taxed at different rates	(223)	(389)	(272)
Tax benefit related to UK foreign exchange loss	—	—	(554)
Non-deductible/ (deductible) goodwill impairment related charges	—	(160)	(751)
Other, net	56	874	373

Provision for income tax expense	$35,641	$24,729	$18,952
Effective tax rate	39.2%	29.2%	34.6%
     For foreign entities not treated as branches for U.S. tax purposes, we do not provide for income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
indefinitely. The undistributed earnings of foreign subsidiaries that are deemed to be permanently invested were $310,000 at December 31, 2005. It is not practicable to determine the unrecognized deferred tax liability on those earnings.
     The significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Miscellaneous accruals	$10,256	$13,137
Foreign tax loss carryforwards	7,334	8,290
Depreciation allowance carryforwards	2,654	4,612
Allowance for doubtful accounts and returns	5,099	3,490
Write-downs of inventories	4,472	3,581
Depreciation and amortization	2,212	2,205
Accrued vacation and other payroll liabilities	1,910	988
Foreign tax credit carryforwards	1,284	743
Capital loss carryforward	401	401
Intangible assets	386	846
Deferred revenue	—	380
Other, net	403	111

Gross deferred tax assets	36,411	38,784
Valuation allowance	(8,251)	(9,084)

Total deferred tax assets	28,160	29,700

Deferred tax liabilities:
Depreciation and amortization	(22,853)	(19,096)
Prepaid expenses	(271)	(673)
Other, net	(2,791)	—

Total deferred tax liabilities	(25,915)	(19,769)

Net deferred tax asset	$2,245	$9,931
The net current and non-current portions of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2005	2004
Net current deferred tax asset	$23,850	$21,757
Net non-current deferred tax liability	(21,605)	(11,826)

Net deferred tax asset	$2,245	$9,931
     At December 31, 2005 and 2004, we had deferred tax assets of $9,988,000 and $12,902,000, respectively, relating to a foreign net operating loss, foreign depreciation allowance and foreign capital loss carryforwards. The carryforwards do not expire but are restricted in the manner in which they are utilized pursuant to applicable jurisdictional requirements. We have provided valuation allowances at December 31, 2005 and 2004 of $7,851,000 and $8,684,000, respectively, representing the portions of the carryforwards that we believe are not more likely than not to be realized due to the restrictions. At December 31, 2005 and 2004, we had capital loss carryforwards of $401,000 and $401,000, respectively, which are fully reserved and expire in 2007 and 2008. The foreign tax credit carryforward of $1,285,000 at December 31, 2005 expires in 2015. At December 31, 2002, we recorded a deferred tax asset for the estimated future deductible portion of the goodwill impairment charge. In the future, if we determine that additional realization of these deferred tax assets is more likely than not, the reversal of the related valuation allowance will reduce income tax expense.
     We believe it is more likely than not that forecasted income, including income that may be generated as a result of prudent and feasible tax planning strategies, together with the tax effects of deferred tax liabilities, will be sufficient to fully recover our remaining deferred tax assets.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The following table summarizes the change in the valuation allowance:

	December 31,
	2005	2004
Valuation allowance at beginning of year	$9,084	$16,221
Debited (credited) to income tax expense	173	(7,689)
Write-off of corresponding deferred tax asset	—	(487)
Change in foreign exchange rates	(1,006)	1,039

Valuation allowance at end of year	$8,251	$9,084

     Tax benefits of $2,540,000, $7,100,000 and $1,912,000 in the years ended December 31, 2005, 2004 and 2003, respectively, related to the exercise of employee stock options and other employee stock programs were applied to stockholders’ equity.
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
     Various taxing jurisdictions are examining our tax returns for various tax years. Although the outcome of tax audits cannot be predicted with certainty, management believes the ultimate resolution of these examinations will not result in a material adverse effect to the Company’s financial position or results of operations.
(11) Benefit Plans
     We have adopted a defined contribution benefit plan (the “Defined Contribution Plan”) which complies with section 401(k) of the Internal Revenue Code. Under the Defined Contribution Plan, we currently match 25% of the employees’ pre-tax contributions up to a maximum of 6% of eligible compensation per pay period. Contribution expense under this plan was $1,467,000, $1,459,000 and $1,584,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
(12) Stock Plans
     We have various long-term incentive plans including stock option and restricted stock plans in Insight Enterprises, Inc. and a stock option plan in Direct Alliance. The purpose of the plans is to benefit and advance stockholders’ interests by rewarding officers, directors and certain employees for their contributions to our success, thereby motivating them to continue to make such contributions in the future. The plans permit grants of incentive stock options, nonqualified stock options and restricted stock grants. The stock options generally vest over a one to five year period from the date of grant and expire 5 to 10 years after the date of grant.
Company Plans
     In October 1997, the stockholders approved the establishment of the 1998 Long-Term Incentive Plan (the “1998 LTIP”) for officers, employees, directors and consultants or independent contractors. The 1998 LTIP authorizes grants of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted common stock and performance-based awards. In 2000, the stockholders approved an amendment to the 1998 LTIP increasing the number of shares eligible for awards to 6,000,000 and allowing our Board of Directors to reserve (which they have done) additional shares such that the number of shares of common stock remaining for grant under the 1998 LTIP and any of our other option plans, plus the number of shares of common stock granted but not yet exercised, or in the case of restricted stock, granted but not yet vested, under the 1998 LTIP and any of our other option plans, shall not exceed 20% of the outstanding shares of our common stock at the time of calculation of the additional shares. This plan has no set expiration date, but the Nasdaq Marketplace Rules will require us to obtain new stockholder approval by 2010 if we desire to continue granting awards under this plan after 2010. As of December 31, 2005, there were 2,294,915 total shares of common stock available to grant for awards under the 1998 LTIP and 1999 Broad Based Employee Stock Option Plan.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     In September 1998, we established the 1998 Employee Restricted Stock Plan (the “1998 Employee RSP”) for our employees. The total number of restricted common stock shares initially available for grant under the 1998 Employee RSP was 562,500 and as of December 31, 2005, 434,417 of restricted common stock were available for grant. There were no grants of restricted common stock under this plan during the years ended December 31, 2005, 2004 and 2003.
     In December 1998, we established the 1998 Officer Restricted Stock Plan (the “1998 Officer RSP”) for our officers. The total number of restricted common stock shares initially available for grant under the 1998 Officer RSP was 56,250 and as of December 31, 2005, 490 shares of restricted common stock were available for grant. There were no grants of restricted common stock under this plan during the years ended December 31, 2005, 2004 and 2003.
     In September 1999, we established the 1999 Broad Based Employee Stock Option Plan (the “1999 Broad Based Plan”) for our employees. The total number of stock options initially available for grant under the 1999 Broad Based Plan was 1,500,000; provided, however, that no more than 20% of the shares of stock available under the 1999 Broad Based Plan may be awarded to the Officers. Stock options available for grant under the 1999 Broad Based Plan are included in the total shares of common stock available to grant for awards under the 1998 LTIP and 1999 Broad Based Plan discussed under the 1998 LTIP above.
     The 1998 LTIP, 1998 Employee RSP, 1998 Officer RSP and 1999 Broad Based Plan are administered by the Compensation Committee of the Board of Directors. Except as provided below, the Compensation Committee has the exclusive authority to administer the plans, including the power to determine eligibility, the types of awards to be granted, the price and the timing of awards. The Compensation Committee of the Board of Directors has, however, delegated to our Chief Executive Officer the authority to grant awards to individuals other than individuals who are subject to the reporting requirements of Section 16(a) of the Exchange Act.
     Generally, options granted expire in five to ten years, are exercisable during the optionee’s lifetime only by the recipient and are non-transferable. Unexercised options generally terminate seven business days or 90 calendar days after an individual ceases to be an employee.
     The following table summarizes our activity under the Stock Option Plans:

	Years Ended December 31,
	2005		2004		2003
		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Balance at the beginning of year	7,836,601	18.16	7,417,399	$15.64	8,345,936	$17.70
Granted	1,684,370	18.95	3,341,326	19.53	2,019,929	8.15
Exercised	(924,539)	11.48	(2,241,410)	12.03	(926,408)	11.36
Forfeited	(1,474,041)	19.70	(680,714)	17.55	(2,022,058)	18.61

Balance at the end of year	7,122,391	18.90	7,836,601	18.16	7,417,399	15.64

Exercisable at the end of year	3,914,618	19.36	4,445,389	19.22	5,051,994	17.69

Weighted-average fair value of options granted during the year	$8.62		$8.99		$3.79

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The following table summarizes the status of outstanding stock options under the Stock Option Plans as of December 31, 2005:

	Options Outstanding			Options Exercisable
	Number of	Weighted Average	Weighted	Number of	Weighted
Range of	Options	Remaining	Average	Options	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
		(in years)
$4.15 – 16.19	1,566,428	3.3	$13.26	1,029,517	$13.76
16.25 – 18.53	1,438,314	4.2	18.29	347,625	17.81
18.54 – 19.93	1,455,957	3.9	19.55	674,281	19.48
20.00 – 21.25	1,716,840	3.0	21.04	935,843	21.11
21.30 – 41.00	944,852	3.7	24.27	927,352	24.32

	7,122,391	3.6	18.90	3,914,618	19.36

     The following table summarizes our activity under the Restricted Stock Plans:

	Years Ended December 31,
	2005	2004	2003
Balance at the beginning of year	—	9,578	57,211
Granted	130,000	—	—
Released	—	(9,578)	(47,633)
Forfeited	—	—	—

Balance at the end of year	130,000	—	9,578

Weighted-average grant-date fair value	$19.77	—	22.55

Direct Alliance Stock Option Plan
     In May 2000, we established the Direct Alliance Corporation 2000 Long-Term Incentive Plan (“Direct Alliance Plan”). The total number of stock options initially available for grant under this plan, representing 15% of the outstanding shares of Direct Alliance’s common stock, was 4,500,000. As of December 31, 2005, the number of stock options outstanding and available for grant under the Direct Alliance Plan was 2,042,500 and 2,457,500, respectively. We currently do not intend to grant additional stock options under the Direct Alliance Plan. As of December 31, 2005, none of the stock options have been exercised.
     The Direct Alliance Plan, which is currently administered by Direct Alliance’s Board of Directors, includes provisions for granting of incentive awards in the form of stock options to Direct Alliance’s employees and directors as well as to officers and employees of its parent and corporate affiliates. The right to purchase shares under the stock option agreements currently outstanding vested 100% on May 5, 2005 and expire on May 5, 2006.
     The following table summarizes the stock option activity under the Direct Alliance Plan:

		Weighted
	Number	Average
	of Shares	Exercise Price
Balance at 12/31/02	2,912,500	$1.42
Forfeited	(135,000)	1.42

Balance at 12/31/03 and 12/31/04	2,777,500	1.42
Forfeited	(735,000)	1.42

Balance at 12/31/05	2,042,500	1.42

Weighted-average fair value of options granted during 2005, 2004 and 2003	$ N/A *

*   Not applicable as no stock options were granted during the years reflected.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The following table summarizes the status of outstanding stock options under the Direct Alliance Plan as of December 31, 2005:

Options Outstanding				Options Exercisable
	Number of	Weighted Average	Weighted	Number of	Weighted
	Options	Remaining	Average	Options	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
(in years)
$1.42	2,042,500	0.3	$1.42	2,042,500	$1.42
(13) Stockholder Rights Agreement
     On December 14, 1998, each stockholder of record received one Preferred Share Purchase Right (“Right”) for each outstanding share of common stock owned. Each Right entitles stockholders to buy .00148 of a share of our Series A Preferred Stock at an exercise price of $88.88. The Rights will be exercisable if a person or group acquires 15% or more of our common stock or announces a tender offer for 15% or more of the common stock. However, should this occur, the Right will entitle its holder to purchase, at the Right’s exercise price, a number of shares of common stock having a market value at the time of twice the Right’s exercise price. Rights held by the 15% holder will become void and will not be exercisable to purchase shares at the bargain purchase price. If we are acquired in a merger or other business combination transaction after a person acquires 15% or more of the our common stock, each Right will entitle its holder to purchase at the Right’s then current exercise price a number of the acquiring company’s common shares having a market value at the time of twice the Right’s exercise price.
(14) Commitments and Contingencies
Contractual
     We have agreed to extend to 2013 our multi-year sponsorship agreements with the Valley of the Sun Bowl Foundation, d/b/a Insight Bowl, which is the not-for-profit entity that conducts the Insight Bowl post-season intercollegiate football game. We have committed to pay $9,600,000 over the next eight years for sponsorship arrangements, ticket purchases and miscellaneous expenses.
     We have entered into a sponsorship agreement with the Arizona Cardinals. In conjunction with this agreement, we have committed to pay approximately $11,000,000 over the next ten years for advertising and marketing events at the new stadium where the Arizona Cardinals are scheduled to play their National Football League games.
Employment Contracts
     We have employment agreements with certain officers and management employees under which severance payments would become payable and accelerated vesting of stock based compensation would occur in the event of specified terminations without cause or terminations under certain circumstances after a change in control. If such persons were terminated without cause or under certain circumstances after a change of control, and the severance payments under the current employment agreements were to become payable, the severance payments would generally be equal to either one or two times the employees’ annual salary and bonus. Additionally, we would record additional compensation expense for the acceleration of the vesting of any stock based compensation.
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
Indemnifications
     In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify either our client or a third party service provider in the arrangement from any losses incurred relating to services performed on our behalf or for losses arising from certain defined events, which may include litigation or claims relating to past performance. These arrangements include, but are not limited to, our indemnification of our officers and directors to the maximum extent

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
under the laws of the State of Delaware, the indemnification of our lessors for certain claims arising from our use of leased facilities, and the indemnification of the lenders that provide our credit facilities for certain claims arising from their extension of credit to us. Such indemnification obligations may not be subject to maximum loss clauses. Management believes that payments, if any, related to these indemnifications are not probable at December 31, 2005 and would be immaterial. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.
Legal Proceedings
     We are party to various legal proceedings arising in the ordinary course of business, including asserted preference payment claims in client bankruptcy proceedings, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights and claims of alleged non-compliance with contract provisions.
     In accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”), we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and are adjusted to reflect the effects of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular claim. Although litigation is inherently unpredictable, we believe that we have adequate provisions for any probable and estimable losses. It is possible, nevertheless, that the results of our operations or cash flows could be materially and adversely affected in any particular period by the resolution of a legal proceeding. Legal expenses related to defense, negotiations, settlements, rulings and advice of outside legal counsel are expensed as incurred.
Contingencies Related to Third Party Review
     From time to time, we are subject to potential claims and assessments from third parties. We are also subject to various governmental, client and vendor audits. We continually assess whether or not such claims have merit and warrant accrual under the “probable and estimable” criteria of SFAS No. 5. Where appropriate, we accrue estimates of anticipated liabilities in the financial statements. Such estimates are subject to change and may affect our results of operations and our cash flows.
(15) Supplemental Financial Information
     A summary of additions and deductions related to the allowances for doubtful accounts receivable and allowances for sales returns for the years ended December 31, 2005, 2004 and 2003 follows (in thousands):

	Balance at
	Beginning of			Balance at
	Period	Additions	Deductions	End of Period
Allowances for doubtful accounts receivable:
Year ended December 31, 2005	$15,472	$5,291	$(4,871)	$15,892

Year ended December 31, 2004	$20,175	$5,606	$(10,309)	$15,472

Year ended December 31, 2003	$13,759	$8,424	$(2,008)	$20,175

Allowance for sales returns:
Year ended December 31, 2005	$434	$112	$(234)	$312

Year ended December 31, 2004	$543	$117	$(226)	$434

Year ended December 31, 2003	$646	$114	$(217)	$543

(16) Segment and Geographic Information
     SFAS No. 131 requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major clients. The method for determining what information to report under SFAS No. 131 is based upon the “management approach,” or the way that management organizes the operating segments within a company, for which separate financial information is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources. Our CODM is our Chief Executive Officer.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     At December 31, 2005, we have the following reportable operating segments:
•	Provider of IT products and services – North America (“Insight North America”);

•	Provider of IT products and services – United Kingdom (“Insight UK”); and

•	Business process outsourcing provider (“Direct Alliance”).
     As permitted by SFAS No. 131, we have utilized the aggregation criteria in combining our operations in Canada with the Insight North America segment because they provide the same products and services to similar clients and are considered together when the CODM decides how to allocate resources.
     All intercompany transactions are eliminated upon consolidation and there are no differences between the accounting policies used to measure profit and loss for our segments and on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales.
     A portion of our operating segments’ selling and administrative expenses arise from shared services and infrastructure that we have historically provided to them in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include legal, tax insurance services, treasury, senior management expenses and other corporate infrastructure expenses. Charges are allocated to our operating segments, and the allocations have been determined on a basis that we considered to be a reasonable reflection of the utilization of services provided to or benefits received by the operating segments.
     The tables below present information about our reportable operating segments as of and for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Year Ended December 31, 2005
	Insight
	North		Direct
	America	Insight UK	Alliance	Consolidated
Net sales	$2,713,468	$470,239	$77,443	$3,261,150
Costs of goods sold	2,402,343	406,824	60,072	2,869,239

Gross profit	311,125	63,415	17,371	391,911
Operating expenses:
Selling and administrative expenses	232,166	50,771	6,313	289,250
Severance and restructuring expenses	3,650	8,312	1,005	12,967
Reductions in liabilities assumed in a previous acquisition	—	(664)	—	(664)

Earnings from operations	$75,309	$4,996	$10,053	$90,358

Total assets	$1,114,325	$144,583	$71,215	$922,340	*

	Year Ended December 31, 2004
	Insight
	North		Direct
	America	Insight UK	Alliance	Consolidated
Net sales	$2,557,402	$451,202	$74,121	$3,082,725
Costs of goods sold	2,267,798	389,608	54,888	2,712,294

Gross profit	289,604	61,594	19,233	370,431
Operating expenses:
Selling and administrative expenses	225,956	53,454	6,332	285,742
Severance and restructuring expenses	1,975	377	83	2,435
Reductions in liabilities assumed in a previous acquisition	—	(3,617)	—	(3,617)

Earnings from operations	$61,673	$11,380	$12,818	$85,871

Total assets	$895,682	$148,308	$68,003	$887,641	*

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2003
	Insight
	North		Direct
	America	Insight UK	Alliance	Consolidated
Net sales	$2,430,005	$379,785	$76,257	$2,886,047
Costs of goods sold	2,162,685	328,988	54,913	2,546,586

Gross profit	267,320	50,797	21,344	339,461
Operating expenses:
Selling and administrative expenses	228,129	45,853	5,557	279,539
Severance and restructuring expenses	2,922	543	—	3,465
Reductions in liabilities assumed in a previous acquisition	—	(2,504)	—	(2,504)

Earnings from operations	$36,269	$6,905	$15,787	$58,961

Total assets	$771,103	$118,114	$57,914	$792,124	*

*	Consolidated total assets include net intercompany eliminations and corporate assets of $407,783, $224,352, and $155,007 at December 31, 2005, 2004 and 2003, respectively.
     The following is a summary of our geographic operations (in thousands):

	United
	States	Foreign*	Total
2005
Net sales	$2,650,624	$610,526	$3,261,150
Total long-lived assets	$180,791	$39,571	$220,362

2004
Net sales	$2,513,990	$568,735	$3,082,725
Total long-lived assets	$161,066	$39,052	$200,118

2003
Net sales	$2,413,016	$473,031	$2,886,047
Total long-lived assets	$184,466	$36,863	$221,329

*	Includes our continuing operations in the United Kingdom and Canada.
     Although we could be affected by the international economic climate, management does not believe material credit risk concentration existed at December 31, 2005. We monitor our clients’ financial condition and do not require collateral. Historically, we have not experienced significant losses related to accounts receivable from any individual clients or similar groups of clients.
(17) Non-Operating (Income) Expense, Net
     Non-operating (income) expense, net consists primarily of interest income and interest expense. Interest income of $3,394,000, $1,849,000 and $833,000 for the years ended December 31, 2005, 2004 and 2003, respectively, was generated through short-term investments. Interest expense of $1,914,000, $2,011,000 and $2,608,000 for the years ended December 31, 2005, 2004 and 2003, respectively, primarily relates to borrowings under our financing facilities. Other expense, net, of $853,000, $893,000 and $2,472,000 for the years ended December 31, 2005, 2004 and 2003, respectively, consists primarily of bank fees associated with our financing facilities and cash management and miscellaneous foreign currency gains or losses. In 2004, we recorded gains from Insight UK’s sale of a building of $328,000 and Direct Alliance’s sale of stock upon exercise of stock options that were received from a client several years ago as compensation for a note payable extension of $516,000. These gains were offset partially by non-operating expenses in 2004 of $400,000 related to the losses and write-off of an equity method investee. Additionally, in 2003, we also recorded prepayment penalties of $628,000 and written off capitalized loan origination fees of $173,000 associated with the prepayment of building mortgages in 2003.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(18) Discontinued Operation
     During the year ended December 31, 2004, we sold our 95% ownership in PlusNet, an internet service provider in the United Kingdom which had been accounted for as a separate operating segment. We sold 55% of our investment during PlusNet’s IPO and our remaining investment in December 2004. We received net proceeds of approximately $45,478,000 and recorded a gain of $23,725,000 during the year ended December 31, 2004. Recorded on December 31, 2004 consolidated balance sheet was a receivable from the underwriter of $28,024,000 for the proceeds of the sale of the remaining shares in December 2004, which was received in January 2005. Additionally, we recorded bonus expenses of $3,229,000, including employer taxes, related to a management incentive plan with the top executives at PlusNet. The management incentive plan compensated them, as a group, with approximately 12.5% of the gain, after certain adjustments, related to all sales of PlusNet shares owned by Insight Enterprises. The bonus expenses were included in selling and administrative expenses on the accompanying consolidated statements of earnings for the year ended December 31, 2004.
     The following amounts for the years ended December 31, 2004 and 2003, respectively, represent PlusNet’s results of operations and have been segregated from continuing operations and reflected as a discontinued operation (in thousands):

	Years Ended December 31,
	2004	2003
Net sales	$23,161	$28,305
Costs of goods sold	15,892	18,423

Gross profit	7,269	9,882
Operating expenses:
Selling and administrative expenses	4,865	6,880

Earnings from operations	2,404	3,002
Non-operating expense (income):
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(19) Selected Quarterly Financial Information (unaudited)
     As required by Item 302 of Regulation S-K, the following table sets forth selected unaudited consolidated quarterly financial information for our two most recent years:

	Quarters Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2005	2005	2005	2005	2004	2004	2004	2004
	(in thousands, except per share data)
Net sales	$832,851	$844,049	$804,883	$779,367	$805,684	$798,496	$757,060	$721,485
Costs of goods sold	734,352	744,658	706,110	684,119	710,885	705,800	664,407	631,202

Gross profit	98,499	99,391	98,773	95,248	94,799	92,696	92,653	90,283
Operating expenses:
Selling and administrative expenses	70,649	73,245	74,376	70,980	74,249	70,192	71,236	70,065
Severance and restructuring expenses	7,520	1,383	4,064	—	—	2,435	—	—
Reductions in liabilities assumed in a previous acquisition	—	—	—	(664)	—	(457)	—	(3,160)

Earnings from operations	20,330	24,763	20,333	24,932	20,550	20,526	21,417	23,378
Non-operating (income) expense, net:
Interest income	(834)	(830)	(929)	(801)	(662)	(554)	(317)	(316)
Interest expense	888	429	304	293	556	598	474	383
Other expense (income), net	174	213	307	159	422	551	365	(445)

Earnings from continuing operations before income taxes	20,102	24,951	20,651	25,281	20,234	19,931	20,895	23,756
Income tax expense	8,337	9,569	7,966	9,769	2,996	7,705	6,712	7,316

Net earnings from continuing operations	11,765	15,382	12,685	15,512	17,238	12,226	14,183	16,440
Earnings (loss) from discontinued operations, net of taxes	—	—	—	—	13,753	7,695	(1,155)	148

Net earnings before cumulative effect of change in accounting principle	11,765	15,382	12,685	15,512	30,991	19,921	13,028	16,588
Cumulative effect of change in accounting principle, net of taxes	(649)	—	—	—	—	—	—	—

Net earnings	$11,116	$15,382	$12,685	$15,512	$30,991	$19,921	$13,028	$16,588

Net earnings per share — Basic:
Net earnings from continuing operations	$0.25	$0.32	$0.26	$0.31	$0.35	$0.25	$0.29	$0.34
Net earnings from discontinued operation	—	—	—	—	0.28	0.16	(0.02)	0.01
Cumulative effect of change in accounting principle	(0.02)	—	—	—	—	—	—	—

Net earnings per share	$0.23	$0.32	$0.26	$0.31	$0.63	$0.41	$0.27	$0.35

Net earnings per share — Diluted:
Net earnings from continuing operations	$0.24	$0.31	$0.26	$0.31	$0.35	$0.25	$0.29	$0.34
Net earnings from discontinued operation	—	—	—	—	0.27	0.16	(0.03)	—
Cumulative effect of change in accounting principle	(0.01)	—	—	—	—	—	—	—

Net earnings per share	$0.23	$0.31	$0.26	$0.31	$0.62	$0.41	$0.26	$0.34

INSIGHT ENTERPRISES, INC.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     There were no disagreements with accountants on accounting or financial disclosure matters during the periods reported herein.
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
Scope of the Controls Evaluation
     The evaluation of our Disclosure Controls included a review of the objectives and design of the controls, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report. In the course of the controls evaluation, we sought to identify data errors, controls problems or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on an annual basis so that the conclusions of management, including the CEO and CFO, concerning controls effectiveness can be reported in our Annual Reports on Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by our internal audit department and by other personnel in our finance organization. Our goal is to monitor our Disclosure Controls and modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

INSIGHT ENTERPRISES, INC.
     Among other matters, we also considered whether our evaluation identified any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, and whether we had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. This information was important both for the controls evaluation generally and because item 5 in the certifications of the CEO and CFO, filed as exhibits 31.1 and 31.2 to this report, require that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent auditors. We interpret “significant deficiencies” to mean a control deficiency, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. We understand that the term “material weakness in internal control” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. We also sought to address other control matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.
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
Management’s Report on Internal Control Over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
     (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
     (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
     (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.
Attestation Report of the Registered Public Accounting Firm
     Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which can be found in Item 8 of this report.
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting during our fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

INSIGHT ENTERPRISES, INC.
Item 9B. Other Information
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant
     The information required by this item and included under the captions “Information Concerning Directors and Executive Officers,” “Meetings of the Board and Its Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” and can be found in our definitive Proxy Statement relating to our Annual Meeting of Stockholders to be held on April 4, 2006 (our “Proxy Statement”) and is incorporated herein by reference.
Item 11. Executive Compensation
     The information required by this item and included under the captions “Executive Compensation,” “Employment Contracts, Termination of Employment and Change-of-Control Arrangements,” “Meetings of the Board and Its Committees — Compensation of Directors,” “Compensation Committee Report on Executive Compensation,” “Stock Price Performance Graph” and “Compensation Committee Interlocks and Insider Participation” can be found in our Proxy Statement and is incorporated herein by reference.
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

INSIGHT ENTERPRISES, INC.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Financial Statements and Schedules
     The Consolidated Financial Statements of Insight Enterprises, Inc. and subsidiaries and the Independent Auditors’ Report are filed herein beginning on page 44 as set forth under Item 8 of this report.
     Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.
(b) Exhibits
     The exhibits list in the Index to Exhibits immediately following the signature page is incorporated herein by reference as the list of exhibits required as part of this report.

INSIGHT ENTERPRISES, INC.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Tempe, State of Arizona, on this 16th day of February, 2006.

INSIGHT ENTERPRISES, INC.

By	/s/ Richard A. Fennessy
Richard A. Fennessy
Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard A. Fennessy	President, Chief Executive Officer and	February 16, 2006
Richard A. Fennessy	Director

/s/ Stanley Laybourne	Chief Financial Officer, Secretary,	February 16, 2006
Stanley Laybourne	Treasurer and Director
(Principal Financial and Accounting Officer)

/s/ Timothy A. Crown	Chairman of the Board	February 16, 2006
Timothy A Crown

/s/ Eric J. Crown	Director (Chairman Emeritus)	February 16, 2006
Eric J. Crown

/s/ Larry A. Gunning	Director	February 16, 2006
Larry A. Gunning

/s/ Robertson C. Jones	Director	February 16, 2006
Robertson C. Jones

/s/ Michael M. Fisher	Director	February 16, 2006
Michael M. Fisher

/s/ Bennett Dorrance	Director	February 16, 2006
Bennett Dorrance

/s/ Kathleen S. Pushor	Director	February 16, 2006
Kathleen S. Pushor

INSIGHT ENTERPRISES, INC.
EXHIBITS TO FORM 10-K
YEAR ENDED DECEMBER 31, 2005
Commission File No. 000-25092
(Unless otherwise noted, exhibits are filed herewith.)

Exhibit No.			Description
3.1		—	Composite Certificate of Incorporation of Registrant.

3.2		—	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of our annual report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000).

3.3		—	Form of Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 5 of our Registration Statement on Form 8-A filed on March 17, 1999).

4.1		—	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).

4.2		—	Stockholder Rights Agreement and Exhibits A and B (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on March 17, 1999).

10.1	(1)	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.31 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).

10.2	(2)	—	1995 Employee Stock Purchase Plan of the Registrant (incorporated by reference to Exhibit 10.30 of our annual report on Form 10-K for the fiscal year ended June 30, 1995).

10.3	(2)	—	1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of our Registration Statement on Form S-8 (No. 333-110915) declared effective December 4, 2003).

10.4	(2)	—	1998 Employee Restricted Stock Plan (incorporated by reference to Exhibit 99.3 of our Form S-8 filed on December 17, 1998).

10.5	(2)	—	1998 Officer Restricted Stock Plan (incorporated by reference to Exhibit 99.2 of our Form S-8 filed on December 17, 1998).

10.6	(2)	—	1999 Broad Based Employee Stock Option Plan (incorporated by reference to Exhibit 10.14 of our annual report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000).

10.7	(2)	—	Direct Alliance Corporation 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 of our annual report on Form 10-K for the year ended December 31, 2000 filed on March 27, 2001).

10.8	(2)	—	Executive Service Agreement between Insight Direct UK Limited and Stuart Fenton dated September 12, 2002 (incorporated by reference to Exhibit 10.31 of our annual report on Form 10-K for the year ended December 31, 2002 filed on March 27, 2003).

10.9	(3)	—	Receivables Purchase Agreement dated as of December 31, 2002 among Insight Receivables, LLC, Insight Enterprises, Inc., Jupiter Securitization Corporation, Bank One NA (main office – Chicago), and the entities party thereto from time to time as financial institutions (incorporated by reference to Exhibit 10.38 of our annual report on Form 10-K for the year ended December 31, 2002 filed on March 27, 2003).

10.10		—	Amended and Restated Receivables Sale Agreement dated as of September 3, 2003 by and among Insight Direct USA, Inc. and Insight Public Sector, Inc. as originators, and Insight Receivables, LLC, as buyer (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 13, 2003).

10.11		—	Amendment No. 1 to Receivables Purchase Agreement dated as of September 3, 2003 among Insight Receivables, LLC, Insight Enterprises, Inc. and Jupiter Securitization Corporation, Bank One NA (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 13, 2003).

INSIGHT ENTERPRISES, INC.
EXHIBITS TO FORM 10-K
YEAR ENDED DECEMBER 31, 2005
Commission File No. 000-25092

Exhibit No.		Description
10.12		—	Amendment No. 2 to Receivables Purchase Agreement dated as of December 23, 2003 among Insight Receivables, LLC, Insight Enterprises, Inc. and Jupiter Securitization Corporation, Bank One NA (incorporated by reference to Exhibit 10.42 of our annual report on Form 10-K for the year ended December 31, 2003 filed March 11, 2004).

10.13	(2)	—	Employment Agreement between Insight Enterprises, Inc. and Timothy A. Crown dated as of February 14, 2004, to be effective November 1, 2003 (incorporated by reference to Exhibit 10.43 of our annual report on Form 10-K for the year ended December 31, 2003 filed March 11, 2004).

10.14	(2)	—	Employment Agreement between Insight Enterprises, Inc. and P. Robert Moya dated as of February 14, 2004, to be effective November 1, 2003 (incorporated by reference to Exhibit 10.45 of our annual report on Form 10-K for the year ended December 31, 2003 filed March 11, 2004).

10.15		—	Guaranty Agreement by Insight Enterprises, Inc. in favor of Dell Corporation dated June 17, 2004 (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q for the quarter ended June 30, 2004 filed August 9, 2004).

10.16	(2)	—	PlusNet Placing Agreement between PlusNet plc, The Executive Directors, The Non-Executive Directors, Insight Direct (GB) Limited, Insight Enterprises, Inc. and Robert W. Baird Limited dated as of July 8, 2004 (incorporated by reference to Exhibit 10.3 of our quarterly report on Form 10-Q for the quarter ended June 30, 2004 filed August 9, 2004).

10.17	(2)	—	Employment Agreement between Insight Enterprises, Inc. and Karen K. McGinnis dated as of and effective October 15, 2004 (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q for the quarter ended September 30, 2004 filed November 8, 2004).

10.18	(2)	—	Employment Agreement between Insight Enterprises, Inc. and Richard A. Fennessy dated as of October 24, 2004, effective November 15, 2004 (incorporated by reference to Exhibit 99.1 of our current report on Form 8-K filed October 28, 2004).

10.19	(2)	—	Summary description of 2005 bonus formula for certain executives (incorporated by reference to Item 1.01 of our current report on Form 8-K filed February 14, 2005).

10.20	(2)	—	Employment Agreement between Insight Enterprises, Inc. and Stanley Laybourne dated as of November 23, 2004, effective November 1, 2003 (incorporated by reference to Exhibit 10.21 of our annual report on Form 10-K filed March 7, 2005).

10.21	(2)	—	Employment Agreement between Insight Direct Worldwide, Inc. and Dino Farfante dated as of November 23, 2004, effective November 1, 2003 (incorporated by reference to Exhibit 10.22 of our annual report on Form 10-K filed March 7, 2005).

10.22	(2)	—	Amendment to Employment Agreement between Insight Direct Worldwide, Inc. and Dino Farfante and Assignment to Insight North America, Inc. dated as of February 25, 2005 (incorporated by reference to Exhibit 10.23 of our annual report on Form 10-K filed March 7, 2005).

10.23	(2)	—	Employment Agreement between Direct Alliance Corporation and Branson M. Smith dated as of November 23, 2004, effective November 1, 2003 (incorporated by reference to Exhibit 10.24 of our annual report on Form 10-K filed March 7, 2005).

10.24	(2)	—	Amendment to Executive Service Agreement between Insight Direct (UK) Limited and Stuart Fenton dated as of March 1, 2005, effective July 1, 2004 (incorporated by reference to Exhibit 10.25 of our annual report on Form 10-K filed March 7, 2005).

10.25	(2)	—	First Amendment to Employment Agreement between Insight Enterprises, Inc. and Timothy A. Crown dated as of March 4, 2005 and effective March 1, 2005 (incorporated by reference to Items 1.01 & 1.02 of our current report on Form 8-K filed March 10, 2005).

10.26	(2)	—	Employment Agreement between Insight Enterprises, Inc. and Gary M. Glandon dated as of February 9, 2005 and effective February 21, 2005 (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q filed May 9, 2005).

10.27	(2)	—	Grants of options and restricted stock for certain executives (incorporated by reference to Item 1.01 of our current report on Form 8-K filed May 12, 2005).

10.28	(2)	—	Amendment to Executive Service Agreement between Insight Direct (UK) and Stuart Fenton dated as of March 1, 2005 and effective July 1, 2004 (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q for the quarter ended on March 31, 2005 filed May 9, 2005).

INSIGHT ENTERPRISES, INC.
EXHIBITS TO FORM 10-K
YEAR ENDED DECEMBER 31, 2005
Commission File No. 000-25092

Exhibit No.		Description
10.29	(2)	—	First Amendment to Employment Agreement between Insight Enterprises, Inc. and Karen K. McGinnis dated as of April 26, 2005 and effective January 1, 2005 (incorporated by reference to Exhibit 10.3 of our quarterly report on Form 10-Q filed May 9, 2005).

10.30		—	Amendment No. 5 to Receivables Purchase Agreement dated as of March 25, 2005 among Insight Receivables, LLC (the “Seller”), Insight Enterprises, Inc. (the “Servicer”), JP Morgan Chase Bank N.A. (successor by merger to Bank One, NA (Main Office Chicago)), as a Financial Institution and as Agent (in its capacity as Agent, the “Agent”), and Jupiter Securitization Corporation (“Jupiter”) (incorporated by reference to Exhibit 10.4 of our quarterly report on Form 10-Q filed May 9, 2005).

10.31	(2)	—	First Amendment to Employment Agreement between Insight North America, Inc. and Dino D. Farfante dated April 26, 2005 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed May 3, 2005).

10.32	(2)	—	Employment Agreement between Insight Direct USA, Inc. and Mark McGrath dated as of May 15, 2005 to be effective May 23, 2005 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed May 19, 2005).

10.33	(2)	—	First Amendment to Employment Agreement between Direct Alliance Corporation and Branson Smith dated July 11, 2005 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed July 12, 2005).

10.34	(2)	—	Compensation plan for Catherine Eckstein (incorporated by reference to Item 1.01 of our current report on Form 8-K filed July 28, 2005).

10.35	(2)	—	Compensation plan for David Rice (incorporated by reference to Item 1.01 of our current report on Form 8-K filed July 28, 2005).

10.36	(2)	—	Compensation plan for James Kebert (incorporated by reference to Item 1.01 of our current report on Form 8-K filed July 28, 2005).

10.37	(2)	—	Compensation plan for Stuart Fenton (incorporated by reference to Item 1.01 of our current report on Form 8-K filed July 28, 2005).

10.38	(2)	—	Summary description of 2006 incentive compensation plans for certain executives (incorporated by reference to Item 1.01 of our current report on Form 8-K filed December 20, 2005).

10.39		—	Amendment No. 6 to Receivables Purchase Agreement dated as of December 19, 2005 among Insight Receivables, LLC (the “Seller”), Insight Enterprises, Inc. (the “Servicer”), JP Morgan Chase Bank N.A. (successor by merger to Bank One, NA (Main Office Chicago)), as a Financial Institution and as Agent (in its capacity as Agent, the “Agent”), and Jupiter Securitization Corporation (“Jupiter”) (incorporated by reference to Item 1.01 of our current report on Form 8-K filed December 22, 2005).

10.40	(2)	—	Employment Agreement between Direct Alliance Corporation and James Kebert dated January 11, 2006 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed January 17, 2006).

10.41	(2)	—	Grants of restricted stock units under 2006 incentive compensation plan for certain executives (incorporated by reference to Item 1.01 of our current report on Form 8-K filed January 23, 2006).

21		—	Subsidiaries of the Registrant.

23.1		—	Consent of KPMG LLP.

31.1		—	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2		—	Certification of Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1		—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	We have entered into a separate indemnification agreement with each of the following directors and executive officers that differ only in party names and dates: Eric J. Crown, Timothy A. Crown, Larry A. Gunning, Robertson C. Jones, Michael M. Fisher, Bennett Dorrance, Kathleen S. Pushor, Stanley Laybourne, Richard A. Fennessy and Karen K. McGinnis. Pursuant to the instructions accompanying Item 601 of Regulation S-K, the Registrant is filing the form of such indemnification agreement.
(2)	Management contract or compensatory plan or arrangement.