Form 10-Q
period 2006-03-31
INSIGHT ENTERPRISES INC
filed 2006-05-04
CIK 932696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2006
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
Yes ☐                     No ☑
The number of shares outstanding of the issuer’s common stock as of April 28, 2006 was 48,264,623.

INSIGHT ENTERPRISES, INC.
FORM 10-Q QUARTERLY REPORT
Three Months Ended March 31, 2006

INSIGHT ENTERPRISES, INC.
FORWARD-LOOKING STATEMENTS
     Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I Item 2 of this report, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect net sales, gross profit, operating expenses, earnings from operations, non-operating income and expenses or net earnings; projections of capital expenditures and growth; hiring plans; plans for future operations; the availability of financing and our needs or plans relating thereto; plans relating to our products and services; the effect of new accounting principles; benefits and expenses relating to restructuring activities and employee terminations; the effect of guaranty and indemnification obligations; the actual or expected outcome of legal proceedings against the Company; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statement. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:
•	changes in the information technology industry and/or the economic environment;

•	our reliance on suppliers for product availability, marketing funds, purchasing incentives and competitive products to sell;

•	disruptions in our information technology and voice and data networks;

•	actions of our competitors, including manufacturers of products we sell;

•	our reliance on a limited number of outsourcing clients;

•	our failure to comply with the terms and conditions of our public sector contracts;

•	the risks associated with international operations;

•	our dependence on key personnel;

•	our integration and operation of future acquired businesses;

•	rapid changes in product standards;

•	our ability to renew or replace short-term financing facilities;

•	intellectual property infringement claims; and

•	risks that are otherwise described from time to time in the reports that we file with the Securities and Exchange Commission (“SEC”).
We assume no obligation to update, and do not intend to update, any forward-looking statements.

PART 1— FINANCIAL INFORMATION
Item 1. Financial Statements.
INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82,837	$35,145
Accounts receivable, net of allowances for doubtful accounts of $15,086 and $15,892	419,431	480,458
Inventories	93,836	121,223
Inventories not available for sale	25,207	35,528
Deferred income taxes and other current assets	30,495	29,624

Total current assets	651,806	701,978

Property and equipment, net of accumulated depreciation of $95,930 and $90,398	138,427	133,017
Goodwill	87,095	87,124
Other assets	17	221

	$877,345	$922,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$171,211	$183,014
Accrued expenses and other current liabilities	66,982	55,413
Client payments in advance of shipment	23,741	24,747
Inventories financing facility	—	4,281
Short-term financing facility	—	45,000
Line of credit	—	21,309

Total current liabilities	261,934	333,764

Deferred income taxes and other long-term liabilities	20,571	22,552

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 48,255 shares at March 31, 2006 and 47,736 shares at December 31, 2005 issued and outstanding	483	477
Additional paid-in capital	311,107	299,043
Retained earnings	266,533	252,318
Accumulated other comprehensive income – foreign currency translation adjustment	16,717	14,186

Total stockholders’ equity	594,840	566,024

	$877,345	$922,340

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
Net sales	$806,038	$779,367
Costs of goods sold (1)	703,745	684,119

Gross profit	102,293	95,248
Operating expenses:
Selling and administrative expenses (1)	80,045	70,980
Reductions in liabilities assumed in a previous acquisition	—	(664)

Earnings from operations	22,248	24,932
Non-operating (income) expense:
Interest income	(922)	(801)
Interest expense	797	293
Other expense, net	194	159

Earnings from operations before income taxes	22,179	25,281
Income tax expense	7,965	9,769

Net earnings	$14,214	$15,512

Earnings per share:
Basic	$0.30	$0.31

Diluted	$0.29	$0.31

Shares used in per share calculation:
Basic	48,002	49,572

Diluted	48,685	50,132

(1) Includes stock-based compensation expense as follows:
Costs of goods sold	$89	$—
Selling and administrative expenses	3,386	121

	$3,475	$121

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$14,214	$15,512
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,480	4,539
Provision for losses on accounts receivable	863	1,407
Write-downs of inventories	2,041	2,375
Non-cash stock-based compensation	3,475	121
Tax benefit from employee gains on stock-based compensation	—	665
Excess tax benefit from employee gains on stock-based compensation	(1,755)	—
Deferred income taxes	(38)	2,799
Changes in assets and liabilities:
Decrease in accounts receivable	61,990	44,808
Decrease in inventories	35,769	1,813
Increase in other current assets	(950)	(6,636)
Decrease (increase) in other assets	258	(69)
Decrease in accounts payable	(7,625)	(15,902)
Decrease in inventories financing facility	(4,281)	(11,254)
(Decrease) increase in client payments in advance of shipment	(1,018)	19,754
Increase (decrease) in accrued expenses and other current liabilities	5,766	(8,350)

Net cash provided by operating activities	114,189	51,582

Cash flows from investing activities:
Purchases of property and equipment	(10,725)	(6,389)
Cash receipt of underwriter receivable, net	—	27,776

Net cash (used in) provided by investing activities	(10,725)	21,387

Cash flows from financing activities:
Repayments on short-term financing facility	(45,000)	(25,000)
Net repayments on line of credit	(21,309)	—
Proceeds from sales of common stock under employee stock plans	6,840	1,793
Excess tax benefit from employee gains on stock-based compensation	1,755	—
Repurchase of common stock	—	(5,032)
Repayment of long-term liabilities	—	(42)

Net cash used in financing activities	(57,714)	(28,281)

Foreign currency exchange effect on cash flow	1,942	(659)

Increase in cash and cash equivalents	47,692	44,029
Cash and cash equivalents at beginning of period	35,145	38,443

Cash and cash equivalents at end of period	$82,837	$82,472

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation and Recently Issued Accounting Pronouncements
     We are a leading provider of information technology (“IT”) products and services to businesses in the United States, Canada and the United Kingdom. Our offerings include brand name computing products, IT services and outsourcing of business processes. As of March 31, 2006, we were organized in the following operating segments:
•	Provider of IT products and services – North America (“Insight North America”);

•	Provider of IT products and services – United Kingdom (“Insight UK”); and

•	Business process outsourcing provider (“Direct Alliance”).
     The accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2006, our results of operations for the three months ended March 31, 2006 and 2005, and our cash flows for the three months ended March 31, 2006 and 2005. The consolidated balance sheet as of December 31, 2005 was derived from the audited consolidated financial statements at such date. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the SEC and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).
     The results of operations for such interim periods are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements, including the related notes thereto, in our Annual Report on Form 10-K for the year ended December 31, 2005.
     Certain amounts in the 2005 consolidated financial statements have been reclassified to conform to the 2006 presentation.
     The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Additionally, these estimates and assumptions affect the reported amounts of sales and expenses during the reported period. Actual results could differ from those estimates.
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
Recently Issued Accounting Pronouncements
     There have been no material changes to the recent pronouncements as previously reported in Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
2. Stock-Based Compensation
     On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”), which requires stock-based compensation to be measured based on the fair value of the award on the date of grant and recognized over the period during which an employee is required to provide service in exchange for the award. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) relating to SFAS No. 123R. We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123R. Prior to January 1, 2006, we issued stock options and restricted stock shares and

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
units. For 2006, we have elected to issue service-based and performance-based restricted stock units (“RSUs”) instead of stock options and restricted stock shares.
     We adopted SFAS No. 123R using the modified prospective transition method. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date on which we adopted SFAS No. 123R and compensation expense must be recognized for any unvested stock option awards outstanding as of such date of adoption. We have not restated prior periods. We have recorded stock-based compensation expense in prior periods related to the amortization of the fair value of restricted stock awards over their vesting period. Stock-based compensation expense is classified in the same line item on the financial statements as other payroll-related expense for the specific employee.
     Reported and pro forma net income and earnings per share were as follows:

	Three Months Ended
	March 31, 2006	March 31, 2005
	(in thousands, except per share data)
Pre-tax stock-based compensation expense assuming fair value method applied to all awards	$3,475	$3,443

Stock-based compensation expense, net of tax	$2,128	$2,261

Net earnings, as reported	$14,214	$15,512
Fair value effect of stock-based compensation not reported in net earnings, net of tax	—	(2,188)

Pro forma net earnings	$14,214	$13,324

Basic earnings per share:
As reported	$0.30	$0.31

Pro forma	$0.30	$0.27

Diluted earnings per share:
As reported	$0.29	$0.31

Pro forma	$0.29	$0.27

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
     We recorded the following pre-tax amounts for stock-based compensation, by operating segment, in our financial statements:

	Three Months Ended
	March 31, 2006	March 31, 2005
	(in thousands)
Insight North America
Selling and administrative expenses	$2,820	$121

Insight UK
Selling and administrative expenses	$285	$—

Direct Alliance
Costs of goods sold	$89	$—

Selling and administrative expenses	$281	$—

Consolidated
Costs of goods sold	$89	$—

Selling and administrative expenses	$3,386	$121

     We have various long-term incentive plans, including equity-based plans in Insight Enterprises, Inc. and a stock option plan in Direct Alliance. The purpose of the plans is to benefit and advance stockholders’ interests by rewarding officers, directors and certain employees for their contributions to our success, thereby motivating them to continue to make such contributions in the future. The plans permit grants of incentive stock options, nonqualified stock options, restricted stock awards and RSUs. The stock options, restricted stock awards and RSUs generally vest over a one to five year period from the date of grant and the stock options expire five to ten years after the date of grant. Unexercised options generally terminate seven or ninety business days, depending on grant terms, after an individual ceases to be an employee. Unvested restricted stock shares and units terminate immediately after an individual ceases to be an employee.
Company Plans
     In October 1997, the stockholders approved the establishment of the 1998 Long-Term Incentive Plan (the “1998 LTIP”) for officers, employees, directors and consultants or independent contractors. The 1998 LTIP authorizes grants of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted common stock and performance-based awards. In 2000, the stockholders approved an amendment to the 1998 LTIP increasing the number of shares eligible for awards to 6,000,000 and allowing our Board of Directors to reserve (which they have done) additional shares such that the number of shares of common stock remaining for grant under the 1998 LTIP and any of our other option plans, plus the number of options to acquire shares of common stock granted but not yet exercised, or in the case of restricted stock, granted but not yet vested, under the 1998 LTIP and any of our other option plans, shall not exceed 20% of the outstanding shares of our common stock at the time of calculation of the additional shares. This plan has no set expiration date, but the Nasdaq Marketplace Rules will require us to obtain new stockholder approval by 2010 if we desire to continue granting awards under this plan after 2010. As of March 31, 2006, there were 2,459,085 total shares of common stock available to grant for awards under the 1998 LTIP and 1999 Broad Based Employee Stock Option Plan (the “1999 Broad Based Plan”). For further information on the 1999 Broad Based Plan, see below.
     In September 1998, we established the 1998 Employee Restricted Stock Plan (the “1998 Employee RSP”) for our employees. The total number of restricted common stock shares initially available for grant under the 1998 Employee RSP was 562,500 and as of March 31, 2006, 434,417 shares of restricted common stock were available for grant. There were no grants of restricted common stock under this plan during the three months ended March 31, 2006 and 2005.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
     In December 1998, we established the 1998 Officer Restricted Stock Plan (the “1998 Officer RSP”) for our officers. The total number of restricted common stock shares initially available for grant under the 1998 Officer RSP was 56,250, and, as of March 31, 2006, 490 shares of restricted common stock were available for grant. There were no grants of restricted common stock under this plan during the three months ended March 31, 2006 and 2005.
     In September 1999, we established the 1999 Broad Based Plan for our employees. The total number of stock options initially available for grant under the 1999 Broad Based Plan was 1,500,000; provided, however, that no more than 20% of the shares of stock available under the 1999 Broad Based Plan may be awarded to the officers of the Company. Stock options available for grant under the 1999 Broad Based Plan are included in the total shares of common stock available to grant for awards under the 1998 LTIP and 1999 Broad Based Plan discussed under our description of the 1998 LTIP above.
     The 1998 LTIP, 1998 Employee RSP, 1998 Officer RSP and 1999 Broad Based Plan are administered by the Compensation Committee of the Board of Directors. Except as provided below, the Compensation Committee has the exclusive authority to administer the plans, including the power to determine eligibility, the types of awards to be granted, the price and the timing of awards. The Compensation Committee of the Board of Directors has, however, delegated to our Chief Executive Officer (“CEO”) the authority to grant awards to individuals other than individuals who are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Accounting for Stock Options Prior to SFAS No. 123R Implementation
     Prior to our adoption of SFAS No. 123R, we applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations, including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation — an interpretation of APB Opinion No. 25,” to account for our fixed-plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. Pro forma expense was recognized in our disclosures using the accelerated vesting methodology of FASB Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” For the periods prior to January 1, 2006, we accounted for forfeitures as they occurred.
     At date of grant, we valued our stock options using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model. Our determination of fair value of stock options on the date of grant using an option-pricing model was affected by our stock price, as well as assumptions regarding a number of subjective variables. These variables include:
•	Assumptions related to the expected life of the options, which were based on evaluations of historical and expected future employee exercise behavior;

•	The risk-free interest rate, which was based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date; and

•	The historical stock volatility of our stock, which was used as the basis for the expected volatility assumption.
The assumptions used to value options granted during the three months ended March 31, 2005 were: dividend yield – 0%; expected volatility – 71%; risk-free interest rate – 3.96%; and expected lives – 2.80 years.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Accounting for Stock Options After SFAS No. 123R Implementation
     There were no options granted in the three months ended March 31, 2006, and we do not currently plan to grant any in 2006. The current expense for all outstanding options granted prior to January 1, 2006, net of estimated forfeitures, has been recognized in our consolidated statement of earnings for the three months ended March 31, 2006. Forfeitures will be estimated and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     For the three months ended March 31, 2006, we recorded stock-based compensation expense related to stock options, net of forfeitures, of $2,694,000. As of March 31, 2006, total compensation cost related to nonvested stock options not yet recognized is $11,590,000 which is expected to be recognized over the next 1.12 years on a weighted-average basis.
     We used the criteria in SFAS No. 123R to calculate and establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation and to determine the subsequent effect on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that were outstanding upon adoption of SFAS No. 123R.
     The following table summarizes our stock option activity during the three months ended March 31, 2006:

				Weighted
				Average
			Aggregate	Remaining
	Number	Weighted Average	Intrinsic Value	Contractual
	Outstanding	Exercise Price	(in-the-money options)	Life (in years)
Outstanding at the beginning of period	7,122,391	$18.90
Granted	—	—
Exercised	(518,217)	(13.20)	$4,118,264

Expired	(31,406)	(23.80)
Forfeited	(37,964)	(18.97)

Outstanding at the end of period	6,534,804	$19.33	$19,628,408

Exercisable at the end of period	3,696,711	$19.55	$11,166,754	3.26

Vested and expected to vest	6,231,708	$19.33	$18,766,887	3.42

Weighted average grant date fair value for options granted during the period	—

     The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $22.01 as of March 31, 2006, which would have been received by the option holders had all option holders exercised vested options and sold the underlying shares on that date.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
     The following table summarizes the status of outstanding stock options as of March 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number of	Remaining	Exercise	Number of	Exercise
Exercise	Options	Contractual	Price Per	Options	Price Per
Prices	Outstanding	Life (in years)	Share	Exercisable	Share
$ 5.09-18.00	1,387,736	3.49	$14.47	998,658	$14.03
18.08-18.93	1,397,991	4.08	18.55	313,966	18.62
19.00-20.36	1,430,581	3.58	19.83	587,674	19.76
20.44-21.25	1,390,536	2.57	21.16	877,203	21.12
21.30-41.00	927,960	3.45	24.23	919,210	24.25

	6,534,804	3.43	$19.33	3,696,711	$19.55

Accounting for Restricted Stock
     We have issued shares of restricted common stock and RSUs as incentives to certain officers and employees and plan to do so in the future. We recognize compensation expense associated with the issuance of such shares and RSUs over the vesting period for each respective share and RSU. The total compensation expense associated with restricted stock represents the value based upon the number of shares or RSUs awarded multiplied by the closing price on the date of grant. Recipients of restricted stock shares are entitled to receive any dividends declared on our common stock and have voting rights, regardless of whether such shares have vested. Recipients of RSUs do not have voting or dividend rights until the vesting conditions are satisfied and shares are released.
     For 2006, we have elected to issue service-based and performance-based RSUs instead of stock options and restricted stock shares. The number of RSUs ultimately awarded under the performance-based RSUs will vary based on whether we achieve certain financial results. We will record compensation expense each period based on our estimate of the most probable number of RSUs that will be issued under the grants of performance-based RSUs. Additionally, the compensation expense will be reduced for our estimate of forfeitures.
     For the three months ended March 31, 2006 and 2005, we recorded stock-based compensation expense, net of forfeitures, related to restricted stock shares and RSUs of $781,000 and $121,000, respectively. As of March 31, 2006, total compensation cost related to nonvested restricted stock was $12,784,000, which is expected to be recognized over the next 1.62 years on a weighted-average basis.
     The following table summarizes our restricted stock activity, including restricted stock shares and RSUs during the three months ended March 31, 2006:

		Weighted Average
	Number	Grant Date Fair Value	Fair Value
Nonvested at the beginning of period	130,000	$19.77
Granted	208,350	21.11
Vested	(25,000)	20.36	$494,750

Forfeited	(1,925)	21.28

Nonvested at the end of period	311,425	$20.74	$6,854,464

Expected to vest	264,435		$5,820,214

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
     The aggregate fair value in the preceding table represents the total pre-tax fair value, based on our closing stock price of $22.01 as of March 31, 2006, which would have been received by holders of restricted stock shares and RSUs had all such holders sold their underlying shares on that date.
Direct Alliance Stock Option Plan
     In May 2000, we established the Direct Alliance Corporation 2000 Long-Term Incentive Plan (the “Direct Alliance Plan”). The total number of stock options initially available for grant under this plan, representing 15% of the outstanding shares of Direct Alliance’s common stock, was 4,500,000. The Direct Alliance Plan, which is currently administered by Direct Alliance’s Board of Directors, includes provisions for granting of incentive awards in the form of stock options to Direct Alliance’s employees and directors, as well as to officers and employees of its parent, Insight Enterprises, Inc., and corporate affiliates.
     We have not issued any stock options to acquire shares of common stock of Direct Alliance since 2000. The options that were issued in 2000 were fully vested on May 5, 2005 and will expire on May 5, 2006. As of March 31, 2006, the number of stock options outstanding and available for grant under the Direct Alliance Plan was 2,022,500 and 2,477,500, respectively. As of March 31, 2006, none of the stock options have been exercised.
     The following table summarizes the stock option activity under the Direct Alliance Plan:

			Weighted
	Number		Average
	of Shares		Exercise Price
Balance at December 31, 2005	2,042,500		$1.42
Forfeited	(20,000)		1.42

Balance at March 31, 2006	2,022,500		$1.42

Weighted-average fair value of options granted during the period	$ N/A	*

*	Not applicable as no stock options were granted during the three months ended March 31, 2006.
     The following table summarizes the status of outstanding stock options under the Direct Alliance Plan as of March 31, 2006:

Options Outstanding				Options Exercisable
	Number of	Weighted Average	Weighted	Number of	Weighted
	Options	Remaining	Average	Options	Average
Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
(in years)
$1.42	2,022,500	0.1	$1.42	2,022,500	$1.42
3. Earnings Per Share (“EPS”)
     Basic EPS is computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding during each quarter. Diluted EPS includes the effect of stock options assumed to be exercised and restricted stock using the treasury stock method. A reconciliation of the denominators of the basic and diluted EPS calculations is as follows (in thousands, except per share data):

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
Numerator:
Net earnings	$14,214	$15,512

Denominator:
Weighted-average shares used to compute basic EPS	48,002	49,572
Dilutive potential common shares due to dilutive options and restricted stock, net of tax effect	683	560

Weighted-average shares used to compute diluted EPS	48,685	50,132

Earnings per share:
Basic	$0.30	$0.31

Diluted	$0.29	$0.31

     The following weighted-average outstanding stock options during the three months ended March 31, 2006 and 2005 were not included in the diluted EPS calculations because the exercise prices of these options were greater than the average market price of our common stock during the respective periods (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Weighted-average outstanding stock options excluded from the diluted EPS calculation	2,280	4,914

4. Share Repurchase Program
     In January 2006, our Board of Directors authorized the repurchase of up to $50,000,000 of our common stock. As of March 31, 2006, we have not purchased any shares under this program.
5. Financing Facilities
     Our financing facilities include a $200,000,000 accounts receivable securitization financing facility, a $30,000,000 revolving line of credit and a $25,000,000 inventories financing facility. During the three months ended March 31, 2006, we reduced the availability under our $40,000,000 inventories financing facility to $25,000,000 as the economic benefit of such facility has declined. There are no amounts outstanding under the inventories financing facility at March 31, 2006 and we plan to terminate the facility during the three months ended June 30, 2006.
     We have an agreement to sell receivables periodically to a special purpose accounts receivable and financing entity (the “SPE”), which is exclusively engaged in purchasing receivables from us. The SPE is a wholly-owned, bankruptcy-remote entity that we have included in our consolidated financial statements. The SPE funds its purchases by selling undivided interests in up to $200,000,000 of eligible trade accounts receivable to a multi-seller conduit administered by an independent financial institution. The sales to the conduit do not qualify for sale treatment under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” as we maintain effective control over the receivables that are sold. Accordingly, the receivables remain recorded on our consolidated financial statements. At March 31, 2006, the SPE owned $344,056,000 of receivables recorded at fair value and included in our consolidated balance sheet, of which $155,726,000 was eligible for funding. The financing facility expires December 30, 2006, and accordingly, amounts outstanding are recorded in current liabilities. Interest is payable monthly, and the interest rate at March 31, 2006 on borrowed funds was 5.15% per annum, including the 0.35% commitment fee on the total

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
$200,000,000 facility. During the three months ended March 31, 2006 and 2005, our weighted average interest rate per annum and weighted average borrowings under the facility were 4.5% and $38,778,000 and 3.1% and $12,167,000, respectively. At March 31, 2006, no amounts were outstanding and $155,726,000 was available under the facility. We have no reason to believe the facility will not be renewed at the end of its current term.
     At March 31, 2006, no amounts were outstanding under our $30,000,000 revolving line of credit. This secured line of credit bears interest, payable quarterly, at a rate chosen by us among available rates subject to our leverage ratio and other terms and conditions. The available rates are the financial institution’s prime rate or the London Interbank Offered Rate (“LIBOR”) based rate (7.75% and 6.08% per annum, respectively at March 31, 2006). Because we generally use this line for short-term borrowing needs, our borrowings are generally at the prime rate and amounts outstanding are recorded as current liabilities. The credit facility expires on December 31, 2008. At March 31, 2006, $30,000,000 was available under the line of credit.
     Our financing facilities contain various covenants including the requirement that we comply with leverage and minimum fixed charge ratio requirements. In addition, our credit facilities prohibit the payment of cash dividends without the lenders’ consent. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified period of time. We were in compliance with all such covenants at March 31, 2006.
6. Income Taxes
     Our effective tax rates for the three months ended March 31, 2006 and 2005 were 35.9% and 38.6%, respectively. For the three months ended March 31, 2006 and 2005, our effective tax rates differ from the United States federal statutory rate of 35% due primarily to state income taxes, net of federal tax, offset partially by lower tax rates on earnings in the United Kingdom and Canada. In addition, for the three months ended March 31, 2006, our rate increases were offset by a benefit from the release of a reserve due to the closing of an audit. Contributing to our rate increase in the three months ended March 31, 2005 was a write-off of an excess deferred tax asset in the United Kingdom after final settlement of a liability assumed in a previous acquisition.
7. Restructuring and Acquisition Integration Activities
Severance and Restructuring Costs Expensed in 2005
     During the year ended December 31, 2005, Insight UK moved into a new facility and recorded restructuring costs of $7,458,000, of which $6,447,000 represented the present value of the remaining lease obligations on the previous lease and $1,011,000 represented duplicate rent expense for the new facility for the last half of 2005. At December 31, 2005, of the amounts recorded, $7,127,000 remained to be paid. Also, during the year ended December 31, 2005, Insight North America, Insight UK and Direct Alliance recorded employee termination benefits of $5,069,000, of which $113,000 was outstanding for Insight North America at December 31, 2005. During the three months ended March 31, 2006, adjustments of $62,000 and $89,000 were recorded to reflect the accretion of interest for the present value of the remaining lease obligations and fluctuations in the British pound sterling exchange rates, respectively, offset by the release of employee termination benefit accruals of $113,000. Cash payments of $559,000 were made, resulting in an accrual balance of $6,719,000 at March 31, 2006. In the accompanying consolidated balance sheet at March 31, 2006, $2,180,000 is expected to be paid in 2006 and is therefore included in accrued expenses and other current liabilities, and $4,539,000 is expected to be paid throughout 2007 and 2008 and is therefore included in long-term liabilities. Management expects these restructuring activities to have a positive effect on future operating results as employee-related expenses associated with these positions are expected to be reinvested in operations of the Company primarily in the areas of IT systems, account executives and sales manager headcount, marketing and skills development.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
     The following table details the changes in severance and restructuring liabilities during the three months ended March 31, 2006 (in thousands):

Balance at December 31, 2005	$7,240
Foreign currency translation and other adjustments	38
Cash payments	(559)

Balances at March 31, 2006	$6,719

Acquisition-Related Restructuring Costs Capitalized in 2001 as a Cost of an Acquisition
     During the year ended December 31, 2001, Insight UK recorded costs of $18,440,000 relating to restructuring the operations of an acquired company to integrate the acquired company’s operations into our own. These costs consisted of employee termination benefits and facilities-based costs of $3,532,000 and $14,908,000, respectively, of which only $267,000 of facilities-based costs remained accrued at December 31, 2005. Adjustments to the accrued facilities-based costs were made to reflect only minor fluctuations in the British pound sterling exchange rates, resulting in an accrual balance of $270,000 at March 31, 2006. This amount is expected to be paid in 2006 and is therefore included in accrued expenses and other current liabilities on the accompanying consolidated balance sheet as of March 31, 2006. Although the facilities-based costs represent contractual payments under long-term leases, we are actively pursuing opportunities to negotiate a termination of these leases and have recorded the obligations as current accrued liabilities.
8. Reductions in Liabilities Assumed in Previous Acquisition
     During the quarter ended March 31, 2005, Insight UK settled certain liabilities assumed in a previous acquisition for $664,000 less than the amounts originally recorded. The tax expense recorded related to this income was $358,000.
9. Commitments and Contingencies
Contractual
     We have agreed to extend to 2013 our multi-year sponsorship agreements with the Valley of the Sun Bowl Foundation, d/b/a Insight Bowl, which is the not-for-profit entity that conducts the Insight Bowl post-season intercollegiate football game. We have committed to pay approximately $9,600,000 over the next eight years for sponsorship arrangements, ticket purchases and miscellaneous expenses.
     We have entered into a sponsorship agreement with the Arizona Cardinals that runs through the year 2015. In conjunction with this agreement, we have committed to pay approximately $11,000,000 over the next ten years for advertising and marketing events at the new stadium where the Arizona Cardinals are scheduled to play their National Football League games.
Employment Contracts
     We have employment agreements with certain officers and management employees under which severance payments would become payable and accelerated vesting of stock-based compensation would occur in the event of specified terminations without cause or terminations under certain circumstances after a change in control. If such persons were terminated without cause or under certain circumstances after a change of control, and the severance payments under the current employment agreements were to become payable, the severance payments would generally be equal to either one or two times the employees’ annual salary and bonus. Additionally, we would record additional compensation expense for the acceleration of the vesting of any stock-based compensation. Further information on these contracts is provided in our Proxy Statement, which was filed with the SEC on February 17, 2006 for our 2006 annual meeting of stockholders.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Guaranties
     In the ordinary course of business, we may guarantee the indebtedness of our subsidiaries to vendors and clients. We have not recorded specific liabilities for these guaranties in the consolidated financial statements because we have recorded the underlying liability associated with the guaranties. In the event we are required to perform under the related contracts, we believe the cost of such performance would not have a material adverse effect on our consolidated financial position or results of operations.
Indemnifications
     In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify either our client or a third party service provider in the arrangement from any losses incurred relating to services performed on our behalf or for losses arising from certain defined events, which may include litigation or claims relating to past performance. These arrangements include, but are not limited to, our indemnification of our officers and directors to the maximum extent under the laws of the State of Delaware, the indemnification of our lessors for certain claims arising from our use of leased facilities, and the indemnification of the lenders that provide our credit facilities for certain claims arising from their extension of credit to us. Such indemnification obligations may not be subject to maximum loss clauses. Management believes that payments, if any, related to these indemnifications are not probable at March 31, 2006 and would be immaterial. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.
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
10. Segment Information
     As permitted by SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information,” we have utilized the aggregation criteria in combining our operations in Canada with the Insight North America

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
segment because they provide the same products and services to similar clients and are considered together when the Chief Operating Decision Maker decides how to allocate resources.
     All intercompany transactions are eliminated upon consolidation and there are no differences between the accounting policies used to measure profit and loss for our segments and on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the three months ended March 31, 2006.
     A portion of our operating segments’ selling and administrative expenses arise from shared services and infrastructure that we have historically provided to them in order to realize economies of scale and to efficiently use resources. These expenses, collectively identified as corporate charges, include legal, tax, insurance services, treasury, senior management expenses and other corporate infrastructure expenses. Charges are allocated to our operating segments, and the allocations have been determined on a basis that we considered to be a reasonable reflection of the utilization of services provided to or benefits received by the operating segments.
     The tables below present information about our reportable operating segments as of and for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31, 2006
	Insight
	North	Insight	Direct
	America	UK	Alliance	Consolidated
Net sales	$668,958	$119,945	$17,135	$806,038
Costs of goods sold	587,504	102,347	13,894	703,745

Gross profit	81,454	17,598	3,241	102,293
Operating expenses:
Selling and administrative expenses	64,253	14,050	1,742	80,045

Earnings from operations	$17,201	$3,548	$1,499	$22,248

Total assets	$1,085,253	$163,299	$71,788	$877,345	*

	Three Months Ended March 31, 2005
	Insight
	North	Insight	Direct
	America	UK	Alliance	Consolidated
Net sales	$642,676	$118,615	$18,076	$779,367
Costs of goods sold	566,932	102,960	14,227	684,119

Gross profit	75,744	15,655	3,849	95,248
Operating expenses:
Selling and administrative expenses	57,082	12,591	1,307	70,980
Reductions in liabilities assumed in a previous acquisition	—	(664)	—	(664)

Earnings from operations	$18,662	$3,728	$2,542	$24,932

Total assets	$872,059	$156,479	$68,592	$858,993	*

*	Consolidated total assets include net intercompany eliminations and corporate assets of $442,995 and $238,137 at March 31, 2006, and 2005, respectively.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q.
Quarterly Overview
     We are a leading provider of IT products and services to businesses in the United States, Canada and the United Kingdom. Our offerings include brand name computing products, IT services and outsourcing of business processes. As of March 31, 2006, we were organized in the following operating segments:
•	Provider of IT products and services – North America (“Insight North America”);

•	Provider of IT products and services – United Kingdom (“Insight UK”); and

•	Business process outsourcing provider (“Direct Alliance”).
     Net sales for the three months ended March 31, 2006 increased 3.4% to $806.0 million from $779.4 million for the three months ended March 31, 2005. Net earnings for the three months ended March 31, 2006 decreased 8% to $14.2 million from $15.5 million for the three months ended March 31, 2005. For the three months ended March 31, 2006, diluted earnings per share decreased to $0.29 from $0.31 for the three months ended March 31, 2005. Net earnings and diluted earnings per share for the three months ended March 31, 2006 include the following items:
•	stock-based compensation of $3.5 million or $2.1 million net of taxes, and

•	settlement expense of $1.0 million, $606,000, net of taxes, related to a release and settlement agreement reached with the U.S. Department of Justice regarding an investigation of the size representation made by Comark Government & Education Services, Inc. (“CGES”) in March 1996, a company we acquired in the April 2002 acquisition of Comark, Inc.
     Net earnings and diluted earnings per share for the three months ended March 31, 2005 included the following items:
•	stock-based compensation of $121,000 or $73,000 net of taxes, and

•	income from reductions in liabilities assumed in a previous acquisition of $664,000 or $306,000 net of taxes.
     Although included in our consolidated financial statements, we exclude the items noted above when internally evaluating gross profit, selling and administrative expenses, earnings from operations, tax expense, net earnings and diluted earnings per share for the Company and when evaluating gross profit, selling and administrative expenses and earnings from operations for our individual operating segments. We exclude these items to evaluate financial performance against budgeted amounts, to calculate incentive compensation, to assist in forecasting future performance and to compare our results to competitors’ financial results.
     Overviews of each of our operating segments are discussed below and reconciliations of segment results of operations to consolidated results of operations can be found in Note 10 to our consolidated financial statements provided in Part I, Item 1.
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

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
     For the three months ended March 31, 2006, Insight North America reported growth in net sales of 4.1% compared to the three months ended March 31, 2005. We believe growth rates for sales to our small- to medium- business (“SMB)” clients were faster than the market. However, our sales to large corporate enterprises did not grow in the first quarter, which lowered our overall growth rate in Insight North America. Our financial goals for 2006 continue to be focused on growing net sales faster than the market and improving our operating margin.
     Net sales for Insight UK for the three months ended March 31, 2006 increased 1.1% compared to the three months ended March 31, 2005. In British pound sterling, we posted an increase in net sales of 9.1% compared to the three months ended March 31, 2005. Insight UK benefited from having 64 shipping days in the three months ended March 31, 2006, compared to 61 shipping days for the three months ended March 31, 2005. We believe our sales growth was greater than the overall market growth rate in the United Kingdom. The overall demand for IT products and services in the United Kingdom has been very low.
     Net sales for Direct Alliance for the three months ended March 31, 2006 decreased 5.2%, and its earnings from operations decreased 41% for the three months ended March 31, 2006. The decreases were due primarily to renegotiated fee structures as part of multi-year contract renewals with some of Direct Alliance’s largest clients. The decreases were offset partially by increases contributed by other clients.
Critical Accounting Estimates
General
     Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales, costs of goods sold and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Members of our senior management have discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results, however, may differ from estimates we have made.
     We believe that other than the adoption of SFAS No. 123R, there have been no significant changes during the three months ended March 31, 2006 to the items that we disclosed as our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Stock-Based Compensation Expense
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective transition method and, therefore, have not restated prior periods’ results. Under the fair value recognition provisions of SFAS No. 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest over the requisite service period of the award. We elected to not make any modifications to existing stock options outstanding prior to January 1, 2006, such as accelerating the vesting of previously granted options, as we did not believe it made business sense to do so. We did, however, take the opportunity to reevaluate our equity compensation plans, and in 2006, we have elected to issue service-based and performance-based RSUs instead of stock options or restricted shares in 2006. The number of RSUs ultimately awarded under the performance-based RSUs will vary based on whether we achieve certain financial results. We will record compensation expense each period based on our estimate of the most probable number of RSUs that will be issued under the grants of performance-based RSUs. Our expected 2006 equity compensation expense, which includes expense attributable to RSU grants, as

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
well as to vesting of stock options and restricted stock issued in prior years, is estimated to be between $13 million and $14 million. The actual amount will likely vary, either higher or lower, based on achievement of 2006 financial results. The expense range given assumes targeted financial results are reached.
     Prior to SFAS No. 123R adoption, we applied the intrinsic value-based method of accounting prescribed by APB No. 25. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. We determined the estimated fair value of stock options on the date of the grant using the Black-Scholes option-pricing model. Black-Scholes required us to apply highly subjective assumptions, including expected stock price volatility, expected life of the option and the risk-free interest rate. If we decide to issue stock options in the future, a change in one or more of the assumptions used in the Black-Scholes option-pricing model may result in a material change to the estimated fair value of the stock-based compensation.
     See Note 2 to our consolidated financial statements in Part 1 Item 1 of this report for further discussion on stock-based compensation.
RESULTS OF OPERATIONS
     The following table sets forth for the period presented certain financial data as a percentage of net sales for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
Net sales	100.0%	100.0%
Cost of goods sold	87.3	87.8

Gross profit	12.7	12.2
Operating expenses:
Selling and administrative expenses	9.9	9.1
Reductions in liabilities assumed in previous acquisition	—	(0.1)

Earnings from operations	2.8	3.2
Non-operating (income) expense
Interest income	(0.1)	(0.1)
Interest expense	0.1	0.1
Other expenses, net	0.0	0.0

Earnings from operations before income taxes	2.8	3.2
Income tax expense	1.0	1.2

Net earnings	1.8%	2.0%

     Net Sales. Net sales for the three months ended March 31, 2006 increased 3.4% to $806.0 million from $779.4 million for the three months ended March 31, 2005. Our net sales by operating segment were as follows (in thousands):

	Three Months Ended March 31,
	2006	2005	% Change
Insight North America	$668,958	$642,676	4.1%
Insight UK	119,945	118,615	1.1%
Direct Alliance	17,135	18,076	(5.2%)

Consolidated	$806,038	$779,367	3.4%

     Insight North America’s net sales for the three months ended March 31, 2006 increased 4.1% to $669.0 million from $642.7 million for the three months ended March 31, 2005. The increases in net sales over the prior year period are due primarily to a stable demand environment and our initiatives to deliver technology solutions to

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
business clients more effectively and efficiently. For the three months ended March 31, 2006, we believe the growth rates for sales to SMB clients were higher than market growth. However, our sales to large corporate clients did not grow in the first quarter, and that lowered our overall growth rate in Insight North America to 4.1%. Insight North America had 1,079 account executives at March 31, 2006, compared to 1,109 at March 31, 2005. Net sales per average number of account executives in Insight North America increased 7% from $580,300 for the three months ended March 31, 2005 to $621,400 for the three months ended March 31, 2006, which is attributable to internal initiatives, such as training and automation, which are designed to allow our account executives to work more productively and to the increase in the average tenure of our account executives. The average tenure of our account executives in Insight North America has also increased from 3.6 years at March 31, 2005 to 4.0 years at March 31, 2006. The increase is due primarily to a decrease in account executive turnover.
     Insight UK’s net sales increased 1.1% to $119.9 million for the three months ended March 31, 2006 from $118.6 million for the three months ended March 31, 2005. In British pound sterling, net sales increased 9.1% compared to the same period in 2005. Insight UK benefited from having 64 shipping days in the three months ended March 31, 2006, compared to 61 shipping days for the three months ended March 31, 2005. We believe our additions of experienced account executives and management focus on large corporate enterprises, as well as our various internal initiatives to drive sales growth across all client groups, contributed to our ability to increase our market share in the United Kingdom during the three months ended March 31, 2006. Insight UK had 251 account executives at March 31, 2006, compared to 296 at March 31, 2005. The decrease is due primarily to aggressive recruiting of our more experienced account executives by some of our competitors in 2005. Net sales per average number of account executives in Insight UK increased 16% from $399,400 for the three months ended March 31, 2005 to $464,000 for the three months ended March 31, 2006, which we believe is attributable to internal initiatives designed to allow our account executives to work more productively and to the increase in the average tenure of our account executives. The average tenure of our account executives in Insight UK at March 31, 2006 increased to 2.4 years from 2.0 years at March 31, 2005, despite the loss of some experienced account executives in 2005.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
     The percentage of product net sales by category for Insight North America and Insight UK were as follows for the three months ended March 31, 2006 and 2005:

	Insight North America		Insight UK
	Three Months Ended		Three Months Ended
	March 31,		March 31,
Product Categories	2006	2005	2006	2005
Computers:
Notebooks and PDAs	16%	16%	18%	19%
Desktops and Servers	16%	17%	15%	13%

	32%	33%	33%	32%
Network and Connectivity	13%	11%	9%	8%
Software	11%	12%	14%	15%
Storage Devices	8%	8%	8%	7%
Printers	8%	8%	9%	10%
Monitors and Video	7%	7%	9%	10%
Memory and Processors	5%	6%	4%	4%
Supplies and Accessories	7%	7%	8%	8%
Miscellaneous	9%	8%	6%	6%

	100%	100%	100%	100%

     In general, we continue to experience declines in average selling prices for most of our product categories, which requires us to sell more units in order to maintain or increase the level of sales. Additionally, average selling prices for printers, monitors and notebooks have been declining at a greater rate than the other product categories as demand and competition for these products have increased. The largest product category continues to be computers, representing 32% of Insight North America product net sales and 33% of Insight UK product net sales for the quarter ended March 31, 2006. In both Insight North America and Insight UK, client demand for computer refreshes, server consolidations, as well as IT solutions related to connectivity, security and data retention needs appears to be increasing. This increased demand has resulted in increased sales of storage, monitors/video and network/connectivity products in Insight North America and in sales of storage, network/connectivity and computers in the United Kingdom. In North America, we did experience some decreases, as a percentage of net product sales, in memory and processors as well as software. The decline in software is due primarily to a shift from selling Microsoft select agreements, where the selling prices are recorded as gross sales, to enterprise software agreement renewals that result in only the referral fee recorded in sales.
     Direct Alliance’s net sales of $17.1 million for the three months ended March 31, 2006 decreased 5.2% from sales of $18.1 million for the three months ended March 31, 2005. The decrease is due primarily to renegotiated fee structures as part of multi-year contract renewals with some of Direct Alliance’s largest clients. Direct Alliance’s net sales are mainly concentrated with manufacturers of IT and consumer electronics products. For the three months ended March 31, 2006, Direct Alliance’s largest outsourcing client accounted for 38% of Direct Alliance’s net sales compared to 54% for the three months ended March 31, 2005. For the three months ended March 31, 2006, Direct Alliance’s top three outsourcing clients accounted for approximately 79% of Direct Alliance’s net sales compared to 82% for the three months ended March 31, 2005. The declines in concentration with Direct Alliance’s largest clients reflects the fact that the historical contract with Direct Alliance’s largest

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
client, IBM, was replaced in May 2005 with separate contracts with IBM and Lenovo, which acquired IBM’s personal computing division.
     Gross Profit. Gross profit increased 7% to $102.3 million for the three months ended March 31, 2006 from $95.2 million for the three months ended March 31, 2005. As a percentage of net sales, gross profit increased from 12.2% for the three months ended March 31, 2005 to 12.7% for the three months ended March 31, 2006. Our gross profit and gross profit as a percentage of net sales by operating segment for the three months ended March 31, 2006 and 2005 were as follows (in thousands):

	Three Months Ended	% of Net	Three Months Ended	% of Net
	March 31, 2006	Sales	March 31, 2005	Sales
Insight North America	$81,454	12.2%	$75,744	11.8%
Insight UK	17,598	14.7%	15,655	13.2%
Direct Alliance	3,241	18.9%	3,849	21.3%

Consolidated	$102,293	12.7%	$95,248	12.2%

     Insight North America’s gross profit increased for the three months ended March 31, 2006 by 8% to $81.5 million from $75.7 million for the three months ended March 31, 2005. As a percentage of net sales, gross profit increased to 12.2% for three months ended March 31, 2006 from 11.8% for the three months ended March 31, 2005 due primarily to a reduction in the reserve for vendor receivables due to an improvement in the aging of these receivables, increases in referral fees for Microsoft enterprise software agreement renewals, increases in supplier reimbursements and increases in sales of services, which include warranties. These increases were offset partially by decreases in product and freight margins.
     Insight UK’s gross profit increased for the three months ended March 31, 2006 by 12% to $17.6 million from $15.7 million for the three months ended March 31, 2005. As a percentage of net sales, gross profit increased to 14.7% for the three months ended March 31, 2006 from 13.2% for the three months ended March 31, 2005. The increase was due primarily to increases in product margin, increases in referral fees from Microsoft enterprise software agreement renewals, increases in sales of services and decreases in write-downs of inventories due to improvements in the aging of inventories.
     Direct Alliance’s gross profit decreased 16% for the three months ended March 31, 2006 to $3.2 million from $3.8 million for the three months ended March 31, 2005. As a percentage of net sales, gross profit decreased to 18.9% for the three months ended March 31, 2006 from 21.3% for the three months ended March 31, 2005. The overall decrease in the 2006 periods compared to the 2005 periods was due primarily to renegotiated fee structures as part of multi-year contract renewals with some of Direct Alliance’s largest clients. These decreases were offset partially by increases in gross profit from programs with other clients. Stock-based compensation of $89,000 is included in Direct Alliance’s cost of goods sold for the three months ended March 31, 2006.
     Operating Expenses.
     Selling and administrative expenses. Selling and administrative expenses increased 13% to $80.0 million for the three months ended March 31, 2006 from $71.0 million for the three months ended March 31, 2005. As a percentage of net sales, selling and administrative expenses increased to 9.9% for the three months ended March 31, 2006 from 9.1% for the three months ended March 31, 2005. Selling and administrative expenses as a percent of net sales by operating segment for the three months ended March 31, 2006 and 2005 were as follows (in thousands):

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

	Three Months Ended	% of Net	Three Months Ended	% of Net
	March 31, 2006	Sales	March 31, 2005	Sales
Insight North America	$64,253	9.6%	$57,082	8.9%
Insight UK	14,050	11.7%	12,591	10.6%
Direct Alliance	1,742	10.2%	1,307	7.2%

Consolidated	$80,045	9.9%	$70,980	9.1%

     Insight North America’s selling and administrative expenses increased for the three months ended March 31, 2006 by 13% to $64.3 million from $57.1 million for the three months ended March 31, 2005. As a percentage of net sales, selling and administrative expenses increased to 9.6% for the three months ended March 31, 2006 from 8.9% for the three months ended March 31, 2005. For the three months ended March 31, 2006, selling and administrative expenses have increased due to increases in stock-based compensation expense, sales incentive plans, accelerated depreciation and other IT expenses related to our mySAP upgrade. Partially offsetting the increase is the increase in net sales and increases in efficiencies due to operational improvements and restructuring activities. Selling and administrative expenses in the three months ended March 31, 2006 includes approximately $720,000 of accelerated depreciation. After the upgrade to mySAP, portions of our current operating system will not be utilized. The capitalized amounts attributable to these portions at March 31, 2006 totaled $3.6 million. Accordingly, we will accelerate depreciation on these capitalized amounts from the three months ended March 31, 2006 through March 31, 2007, the current estimated useful life of these portions, at the rate of approximately $720,000 per quarter. Stock-based compensation of $2.8 million and $121,000 is included in Insight North America’s selling and administrative expenses for the three months ended March 31, 2006 and 2005, respectively.
     Insight UK’s selling and administrative expenses increased 12% to $14.1 million for the three months ended March 31, 2006 from $12.6 million for the three months ended March 31, 2005. As a percentage of net sales, selling and administrative expenses increased to 11.7% for the three months ended March 31, 2006 from 10.6% for the three months ended March 31, 2005. The increases in selling and administrative expenses were due primarily to increases in sales compensation plans, marketing, facility costs related to our new London office and stock-based compensation. Stock-based compensation of $285,000 is included in Insight UK’s selling and administrative expenses for the three months ended March 31, 2006.
     Direct Alliance’s selling and administrative expenses increased 33% for the three months ended March 31, 2006 to $1.7 million from $1.3 million for the three months ended March 31, 2005. As a percentage of net sales, selling and administrative expenses increased to 10.2% for the three months ended March 31, 2006 from 7.2% for the three months ended March 31, 2005. The increase in selling and administrative expenses is due primarily to stock-based compensation and the recovery of a bad debt which reduced selling and administrative expenses for the three months ended March 31, 2005. Stock-based compensation expense of $281,000 is included in Direct Alliance’s selling and administrative expenses for the three months ended March 31, 2006.
     Reductions in Liabilities Assumed in Previous Acquisition. During the three months ended March 31, 2005, Insight UK settled certain liabilities assumed in a previous acquisition for $664,000 less than the amounts originally recorded. See Note 8 to the consolidated financial statements in Part I Item 1 of this report for further discussion.
     Interest Income. Interest income of $922,000 and $801,000 for the three months ended March 31, 2006 and 2005, respectively, was generated through short-term investments. The increase in interest income is due to a generally higher level of cash available to be invested in short-term investments and increases in interest rates earned on those investments during the three months ended March 31, 2006.
     Interest Expense. Interest expense of $797,000 and $293,000 for the three months ended March 31, 2006 and 2005, respectively, primarily relates to borrowings under our financing facilities. The increase in interest

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
expense is due to increases in our average borrowings throughout the period, as well as to increases in interest rates.
     Other Expense, Net. Other expense, net, increased to $194,000 for the three months ended March 31, 2006 from $159,000 for the three months ended March 31, 2005. These amounts consist primarily of bank fees associated with our financing facilities and cash management and miscellaneous investment gains or losses.
     Income Tax Expense. Our effective tax rates for the three months ended March 31, 2006 and 2005 were 35.9% and 38.6%, respectively. Our effective tax rate for the three months ended March 31, 2006 was lower than for the three months ended March 31, 2005 primarily due to the release of a reserve due to the closing of an audit.
Liquidity and Capital Resources
     The following table sets forth certain consolidated cash flow information for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Net cash provided by operating activities	$114,189	$51,582
Net cash (used in) provided by investing activities	(10,725)	21,387
Net cash used in financing activities	(57,714)	(28,281)
Foreign currency exchange effect on cash flow	1,942	(659)

Increase in cash and cash equivalents	47,692	44,029
Cash and cash equivalents at beginning of period	35,145	38,443

Cash and cash equivalents at end of period	$82,837	$82,472

Cash and Cash Flow
     Our cash balances at March 31, 2006 were held in the United States, Canada and the United Kingdom, with the majority in the United Kingdom. We hold cash balances in the United Kingdom because of favorable investment rates but intend to utilize the cash for future growth and investments and to meet any liquidity requirements in the United States. However, we decided to repay intercompany balances owed by our Canadian operations to certain of our United States operations, primarily for charges of management fees, interest and other expenses, to preserve the deductibility of these expenses for Canadian tax purposes and to provide additional cash for uses in the United States such as working capital, debt repayment and repurchases of our common stock. Certain intercompany balances were paid in December 2005 and January 2006, and ongoing charges will be paid on a monthly basis.
     Our primary uses of cash in the past few years have been to fund our working capital requirements, capital expenditures, repurchases of our common stock and acquisitions.
     Net cash provided by operating activities. Cash flows from operations for the three months ended March 31, 2006 and 2005 were $114.2 million and $51.6 million, respectively. For the three months ended March 31, 2006, cash flows from operations resulted primarily from decreases in accounts receivable and inventory and to net earnings before depreciation. Accounts receivable decreased due to the decrease in net sales from the three months ended December 31, 2005. Inventories decreased at March 31, 2006 as described earlier. Inventories will fluctuate depending on the availability of opportunistic purchases and timing of upcoming projects with large enterprise and public sector clients. Cash flows from operations for the three months ended March 31, 2005 resulted primarily from decreases in accounts receivable, increases in clients payments in advance of shipments and net earnings before depreciation. These increases were partially offset by decreases in accounts payable and our inventories financing facility.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
     Our consolidated cash flow operating metrics for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended
	March 31,
	2006	2005
Days sales outstanding in ending accounts receivable (“DSOs”)	47	46
Annualized inventory turns*	26	29
Days purchases outstanding in ending accounts payable (“DPOs”)	23	25

*	Excludes inventories not available for sale and any stock compensation expense included in costs of goods sold.
     The increase in DSOs is due primarily to a higher percentage of net sales being transacted in the last month of the three-month period ended March 31, 2006 than for the same period in 2005. The decrease in inventory turns is due primarily to a higher level of inventory held at December 31, 2005, which increased the average inventory for the three months ended March 31, 2006. Inventories decreased at March 31, 2006 as described above. Inventories will fluctuate depending on opportunistic purchases by us and the timing of projects with large enterprise and public sector clients. The $25.2 million of inventories not available for sale at March 31, 2006 represents inventories segregated pursuant to binding client contracts, which will be recorded as net sales when the criteria for sales recognition are met. The decrease in DPOs is due primarily to utilizing early pay discounts from suppliers and to the timing of payments at quarter end.
     If, as contemplated, sales continue to increase in the future, we expect that cash flow from operations will be used, at least partially, to fund working capital as we typically increase balances in our inventories and pay our suppliers on average terms that are shorter than the average terms granted to our clients in order to take advantage of supplier discounts.
     Net cash (used in) provided by investing activities. In January 2005, we received the $27.8 million receivable from underwriter related to the 2004 sale of our investment in a subsidiary. Capital expenditures of $10.7 million for the three months ended March 31, 2006 primarily relate to capitalized costs of computer software developed for internal use and hardware. Capital expenditures for the three months ended March 31, 2005 of $6.4 million primarily related to software, hardware and capitalized costs of computer software developed for internal use. We expect total capital expenditures in 2006 to be between $30.0 million and $35.0 million.
     Net cash used in financing activities. During the three months ended March 31, 2006, cash was primarily used to make repayments on our short-term financing facility and line of credit, offset partially by cash received from proceeds of sales of common stock under employee stock plans and excess tax benefit from employee gains on stock-based compensation.
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
     See Note 5 to our consolidated financial statements in Part I Item 1 of this report for a description of our financing facilities, including terms, amounts outstanding, amounts available and weighted average borrowings and interest rates during the quarter.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Off Balance Sheet Arrangements
     We have entered into off-balance sheet arrangements, which include guaranties and indemnifications, as defined by the SEC’s Final Rule 67, “Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.” The guaranties and indemnifications are discussed in Note 9 to the consolidated financial statements in Part I Item 1 this report. We believe that none of our off-balance sheet arrangements have, or is reasonably likely to have, a material current or future effect on our financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.
Recently Issued Accounting Pronouncements
     There have been no material changes to the recent pronouncements as previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
     We have interest rate exposure arising from our financing facilities, which have variable interest rates. These variable interest rates are affected by changes in short-term interest rates. We manage interest rate exposure by maintaining a conservative debt to equity ratio.
     We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows will not be material. Our financing facilities expose net earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. We had no borrowings outstanding under the interest-bearing financing facilities at March 31, 2006. Had any amounts been outstanding, the interest rates attributable were 5.15% and 7.75% per annum at March 31, 2006. A change in net earnings resulting from a hypothetical 10% increase or decrease in interest rates would not be material.
Foreign Currency Exchange Risk
     Our sales, expense, and capital purchasing activities are primarily transacted in U.S. dollars. However, since a portion of our business is operated in the United Kingdom and Canada in their respective functional currencies, we do have foreign currency translation exposure for changes in exchange rates for the British pound sterling and the Canadian dollar. Additionally, our U.S. operations outsource one of its call centers to our Canadian operations for a monthly charge, which creates some foreign currency transaction exposure. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may adversely affect our consolidated financial statements as expressed in U.S. dollars. We monitor our foreign currency exposure and may from time to time enter into hedging transactions to manage this exposure. There were no hedging transactions during the quarter ended March 31, 2006, and there were no hedging instruments outstanding at March 31, 2006.
Item 4. Controls and Procedures.
Quarterly Controls Evaluation and Related CEO and CFO Certifications.
     We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this Quarterly Report on Form 10-Q. The controls evaluation was done under the supervision and with the participation of management, including our CEO and Chief Financial Officer (“CFO”).

INSIGHT ENTERPRISES, INC.
Attached as exhibits to this Quarterly Report on Form 10-Q are certifications of the CEO and the CFO, which are required by Rule 13a-14 and Rule 15d-14 under the Exchange Act. This Item 4 section includes the information concerning the controls evaluation referred to in the certifications and should be read in conjunction with the certifications for a more complete understanding of the topics presented.
Definition of Disclosure Controls
     As defined by Exchange Act Rules 13a-15(e) and 15d-15(e), Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with GAAP. To the extent that components of our internal control over financial reporting are included within our Disclosure Controls, they are included in the scope of our quarterly controls evaluation.
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
Scope of the Controls Evaluation
     The evaluation of our Disclosure Controls included a review of the objectives and design of the controls, our implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report on Form 10-Q. In the course of the controls evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on an quarterly basis so that the conclusions of management, including the CEO and CFO, concerning controls effectiveness can be reported in our Quarterly Report on Form 10-Q. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by our internal audit department and by other personnel in our finance organization. Our goal is to monitor our Disclosure Controls and modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.
     Among other matters, we also considered whether our evaluation identified any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, and whether we had identified any acts

INSIGHT ENTERPRISES, INC.
of fraud involving personnel with a significant role in our internal control over financial reporting. This information was important both for the controls evaluation generally and because item 5 in the certifications of the CEO and CFO, filed as exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q, require that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent auditors. We interpret “significant deficiencies” to mean a control deficiency, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a misstatement of our quarterly or interim financial statements that is more than inconsequential will not be prevented or detected. We understand that the term “material weakness in internal control” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our quarterly or interim financial statements will not be prevented or detected. We also sought to address other control matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.
Conclusions
     Based upon the controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our Disclosure Controls were effective to provide reasonable assurance that material information relating to Insight Enterprises, Inc. and its consolidated subsidiaries is made known to management, including the CEO and CFO.
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting during our first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

INSIGHT ENTERPRISES, INC.
     We rely on our suppliers for product availability, marketing funds, purchasing incentives and competitive products to sell. We acquire products for resale both directly from manufacturers and indirectly through distributors. The loss of a supplier could cause a disruption in the availability of products. Additionally, there is no assurance that as manufacturers continue to sell directly to end users and through the distribution channel, they will not limit or curtail the availability of their product to resellers like us. From time to time, products we offer may become subject to manufacturer allocation, which limits the number of units available to us. Our inability to obtain a sufficient quantity of product, or an allocation of products from a manufacturer in a way that favors one of our competitors relative to us, could cause us to be unable to fill clients’ orders in a timely manner, or at all, which could have a material adverse effect on our business, results of operations and financial condition. In addition, a reduction in the amount of credit granted to us by our suppliers could increase our cost of working capital and have a material adverse effect on our business, results of operations and financial condition.
     Certain manufacturers and distributors provide us with substantial incentives in the form of rebates, supplier reimbursements and marketing funds, early payment discounts, referral fees and price protections. Supplier funds are used to offset, among other things, inventory, cost of goods sold, marketing costs and other operating expenses. Certain of these funds are based on our volume of net sales or purchases, growth rate of net sales or purchases and marketing programs. If we do not grow our net sales over prior periods or if we are not in compliance with the terms of these programs, there could be a material negative effect on the amount of incentives offered or paid to us by manufacturers. Additionally, suppliers routinely change the requirements for, and the amount of, funds available. No assurance can be given that we will continue to receive such incentives or that we will be able to collect outstanding amounts relating to these incentives in a timely manner, or at all. A reduction in, the discontinuance of, a significant delay in receiving or the inability to collect such incentives could have a material adverse effect on our business, results of operations and financial condition.
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
     Disruptions in our information technology and voice and data networks could affect our ability to service our clients and cause us to incur additional expenses. We believe that our success to date has been, and future results of operations will be, dependent in large part upon our ability to provide prompt and efficient service to our clients. Our ability to provide that level of service is largely dependent on the accuracy, quality and utilization of the information generated by our IT systems, which affect our ability to manage our sales, client service, distribution, inventories and accounting systems and the reliability of our voice and data networks. In January 2004, we completed the IT system conversion across all of Insight’s operations serving United States clients. We have been making and will continue to make enhancements and upgrades to the system including a planned upgrade to mySAP to be completed during the first half of 2007. Over the next few years, we plan to convert Insight’s United Kingdom and Canadian operations to this software platform. There can be no assurances that these enhancements or conversions will not cause disruptions in our business, and any such disruption could have a material adverse effect on our results of operations and financial condition. Additionally, if we complete

INSIGHT ENTERPRISES, INC.
conversions that shorten the life of existing technology or render it impaired, we could incur additional depreciation expense and/or impairment charges. Although we have built redundancy into most of our systems, have documented system outage policies and procedures and have comprehensive data backup, we do not have a formal disaster recovery or business continuity plan. Substantial interruption in our IT systems or in our telephone communication systems would have a material adverse effect on our business, results of operations and financial condition.
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
     We rely on a limited number of outsourcing clients. Through our Direct Alliance operating segment, which represented 2% and 7% of our consolidated net sales and earnings from operations, respectively, for the quarter ended March 31, 2006, we perform business process outsourcing services for a small number of clients in the IT, consumer electronics, software, warranties, service contracts and office automation industries pursuant to various contracted arrangements. For the quarter ended March 31, 2006, one outsourcing client accounted for approximately 38% of Direct Alliance’s net sales and our three largest outsourcing clients accounted for approximately 79% of net sales. For the quarter ended March 31, 2005, one outsourcing client accounted for approximately 54% of Direct Alliance’s net sales and our three largest outsourcing clients accounted for

INSIGHT ENTERPRISES, INC.
approximately 82% of net sales. The declines from prior year in concentration with Direct Alliance’s largest clients reflects the fact that the historical contract with Direct Alliance’s largest client, IBM, was replaced in May 2005 with separate contracts with IBM and Lenovo which expire at the end of 2006. Although the contracts with these clients are generally multi-year contracts, these clients may cancel their contracts under certain circumstances on relatively short notice, elect to not renew them upon expiration or renew them only on terms that are less favorable to us. There is no assurance that we will be able to replace any outsourcing clients that terminate or fail to renew their relationships with us or that we will be able to renew existing contracts on terms that are as favorable to us as the current terms. Additionally, we seek to expand our offerings both within and outside of the computer industry. The failure to maintain current arrangements or the inability to enter into new ones within or outside the computer industry could have a material adverse effect on our business, results of operations and financial condition. The majority of our current outsourcing business is with clients who are manufacturers in the IT industry and are, therefore, subject to similar industry risks that we face, with respect to our Insight North America operations. These risks may negatively affect the amount of business our clients outsource to us and the performance fees we receive from clients that are based on the volume of client product we sell or process through our systems.
     The failure to comply with the terms and conditions of our public sector contracts could result in, among other things, fines or other liabilities. Net sales to public sector clients are derived from sales to federal, state and local governmental departments and agencies, as well as to educational institutions, through open market sales and various contracts. Government contracting is a highly regulated area. Noncompliance with government procurement regulations or contract provisions could result in civil, criminal, and administrative liability, including substantial monetary fines or damages, termination of government contracts, and suspension, debarment or ineligibility from doing business with the government. In addition, substantially all of our contracts in the public sector are terminable at any time for convenience of the contracting agency or upon default. The effect of any of these possible actions by any governmental department or agency or the adoption of new or modified procurement regulations or practices could materially adversely affect our business, financial position and results of operations.
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
     International operations also expose us to currency fluctuations as we translate the financial statements of our foreign operations to U.S. dollars. Although the effect of currency fluctuations on our financial results has not generally been material in the past, there can be no guarantee that the effect of currency fluctuations will not be material in the future. In particular, there has been a trend toward a strengthening U.S. dollar relative to the British pound sterling. If this trend continues, it could have a negative effect on our financial condition and results of operations.
     We depend on certain key personnel. Our future success will be largely dependent on the efforts of key management personnel. Over the past year, we have replaced several key personnel, including the President of Insight Direct USA and the President of Direct Alliance with new key personnel. The loss of one or more of these key teammates could have a material adverse effect on our business, results of operations and financial condition. We cannot assure you that we will be able to continue to attract or retain highly qualified executive

INSIGHT ENTERPRISES, INC.
personnel or that any such executive personnel will be able to lead us in directions that will increase stockholder value. We also believe that our future success will be largely dependent on our continued ability to attract and retain highly qualified management, sales, service and technical personnel. We cannot assure you that we will be able to attract and retain such personnel. Further, we make a significant investment in the training of our sales account executives. Our inability to retain such personnel or to train them either rapidly enough to meet our expanding needs or in an effective manner for quickly changing market conditions could cause a decrease in the overall quality and efficiency of our sales staff, which could have a material adverse effect on our business, results of operations and financial condition.
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
     Our principal financing facility expires in December 2006, and if we are unable to renew this facility or replace it on acceptable terms, we may incur higher interest expenses or your equity interests may be diluted. Our financing facilities include a $200.0 million accounts receivable securitization financing facility and a $30.0 million revolving line of credit. During the three months ended March 31, 2006, we reduced our $40.0 million inventory financing facility to availability of $25.0 million. We plan to close this facility by June 30, 2006. The availability under each of the financing facilities is subject to formulas based on our eligible trade accounts receivable and inventories. As of March 31, 2006, we had no amounts outstanding under these facilities and $210.7 million was available. The accounts receivable securitization financing facility expires in December 2006 and the line of credit expires on December 31, 2008. We have no reason to believe the accounts receivable securitization financing facility will not be renewed before the end of 2006. However, it is possible that we may be unable to renew our existing accounts receivable securitization financing facility or secure alternative financing or, if we are able to renew our existing accounts receivable securitization financing facility or secure alternative financing, it may be on less favorable terms, such as higher interest rates. If we were unable to renew our existing accounts receivable securitization financing facility or secure alternative financing, we may be required to seek other financing alternatives such as selling additional equity securities or convertible debt securities that would dilute the equity interests of current stockholders. We cannot assure you that we will be able to obtain such financing on terms favorable to us or at all.

INSIGHT ENTERPRISES, INC.
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
     We issue options and restricted stock shares and units under our long-term incentive plans, and these issuances dilute the interests of stockholders. We have reserved shares of our common stock for issuance under our 1998 Long Term Incentive Plan (the “1998 LTIP”) and our 1999 Broad–Based Incentive Plan. As approved by our stockholders, our 1998 LTIP provides that additional shares of common stock may be reserved for issuance based on a formula contained in that plan. The formula provides that the total number of shares of common stock remaining for grant under the 1998 LTIP and any of our other option plans, plus the number of shares subject to unexercised options and unvested grants of restricted stock granted under any plan, shall not exceed 20% of the outstanding shares of our common stock at the time of calculation of the additional shares. Therefore, we reserve additional shares on an ongoing basis for issuance under this plan. At March 31, 2006, we had options outstanding to acquire 6,534,804 shares of common stock and there were 97,500 shares of restricted common stock and 559,550 restricted common stock units unreleased. Based on the 1998 LTIP formula, we had 2,459,085 shares of common stock available for grant at March 31, 2006.
     Additionally, we have reserved 15% of the outstanding shares of common stock of our subsidiary, Direct Alliance, under the Direct Alliance 2000 Long-Term Incentive Plan. At March 31, 2006, we had options outstanding to acquire 2,022,500 shares of common stock of Direct Alliance, representing 6.3% of the fully diluted outstanding common stock of Direct Alliance, at a weighted average exercise price of $1.42. These stock options vested on May 5, 2005 and expire on May 5, 2006. If option holders exercise these options, they will become minority stockholders of Direct Alliance, and the percentage of Direct Alliance’s net earnings attributable to minority stockholders will not be included in our consolidated statement of earnings. As of March 31, 2006, none of the outstanding options have been exercised.
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

INSIGHT ENTERPRISES, INC.
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
     Sales of additional common stock and securities convertible into our common stock may dilute the voting power of current holders. We may issue equity securities in the future whose terms and rights are superior to those of our common stock. Our certificate of incorporation authorizes the issuance of up to 3,000,000 shares of preferred stock. These are “blank check” preferred shares, meaning our Board of Directors is authorized, from time to time, to issue the shares and designate their voting, conversion and other rights, all without stockholder consent. No preferred shares are outstanding, and we currently do not intend to issue any shares of preferred stock. Any shares of preferred stock that may be issued in the future could be given voting and conversion rights that could dilute the voting power and equity of existing holders of shares of common stock and have preferences over shares of common stock with respect to dividends and liquidation rights.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     There were no unregistered sales of equity securities during the three months ended March 31, 2006.
     We have never paid a cash dividend on our common stock, and our credit facility prohibits the payment of cash dividends without the lender’s consent.

INSIGHT ENTERPRISES, INC.
Issuer Purchases of Equity Securities

			(c)	(d)
	(a)		Total Number of Shares	Approximate Dollar Value
	Total Number	(b)	Purchased as Part of	of Shares That May Yet be
	of Shares	Average Price	Publicly Announced	Purchased Under the Plans
Period	Purchased	Paid per Share	Plans or Programs	or Programs[1]
January 1, 2006 through January 31, 2006	—	$—	—	$50,000,000
February 1, 2006 through February 28, 2006	—	—	—	50,000,000
March 1, 2006 through March 31, 2006	—	—	—	50,000,000

Total	—		—

[1]	On January 26, 2006, we announced that our Board of Directors had authorized the repurchase of up to $50,000,000 of our common stock. We made no repurchases under this program for the three months ended March 31, 2006.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.

INSIGHT ENTERPRISES, INC.
Item 6. Exhibits.
(a) Exhibits. (unless otherwise noted, exhibits are filed herewith)

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc. (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the year ended December 31, 2005 filed on February 17, 2006, File No. 0-25092).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc. (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 5, 2005, File No. 0-25092).

3.3	Amended and Restated Bylaws of the Insight Enterprises, Inc. (incorporated by reference to Exhibit 3.2 of our Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000, File No. 0-25092).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).

4.2	Rights Agreement (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on March 17, 1999, File No. 0-25092).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

INSIGHT ENTERPRISES, INC.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2006	INSIGHT ENTERPRISES, INC.

	By:	/s/ Richard A. Fennessy

Richard A. Fennessy
President and Chief Executive Officer

	By:	/s/ Stanley Laybourne

Stanley Laybourne
Chief Financial Officer, Secretary
and Treasurer (Principal financial officer)

INSIGHT ENTERPRISES, INC.
Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc. (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the year ended December 31, 2005 filed on February 17, 2006, File No. 0-25092).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc. (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 5, 2005, File No. 0-25092).

3.3	Amended and Restated Bylaws of the Insight Enterprises, Inc. (incorporated by reference to Exhibit 3.2 of our Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000, File No. 0-25092).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).

4.2	Rights Agreement (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on March 17, 1999, File No. 0-25092).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.