Form 10-Q
period 2006-06-30
INSIGHT ENTERPRISES INC
filed 2006-08-08
CIK 932696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006
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
Yes ☐                      No ☑
The number of shares outstanding of the issuer’s common stock as of August 1, 2006 was 48,345,061.

INSIGHT ENTERPRISES, INC.
FORM 10-Q QUARTERLY REPORT
Three Months Ended June 30, 2006

INSIGHT ENTERPRISES, INC.
FORWARD-LOOKING STATEMENTS
     Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect net sales, gross profit, operating expenses, earnings from continuing operations, non-operating income and expenses or net earnings; effects of acquisitions; projections of capital expenditures and growth; hiring plans; plans for future operations; the availability of financing and our needs or plans relating thereto; plans relating to our products and services; the effect of new accounting principles or changes in accounting policies; benefits and expenses relating to restructuring activities and employee terminations; the effect of guaranty and indemnification obligations; the actual or expected outcome of legal proceedings against the Company; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statement. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements, include but are not limited to, the following, which are discussed in “Risk Factors” in Item 1A of this report:
Risks related to our current operations:
•	changes in the information technology (“IT”) industry and/or the economic environment;

•	our reliance on suppliers for product availability, marketing funds, purchasing incentives and competitive products to sell;

•	disruptions in our IT and voice and data networks;

•	actions of our competitors, including manufacturers of products we sell;

•	our failure to comply with the terms and conditions of our public sector contracts;

•	the risks associated with international operations;

•	our dependence on key personnel;

•	rapid changes in product standards;

•	our ability to renew or replace short-term financing facilities; and

•	intellectual property infringement claims.
After the acquisition of Software Spectrum Inc. (“Software Spectrum”), assuming regulatory approval, the following additional risks may affect our operations:
•	the integration and operation of Software Spectrum;

•	we may not achieve the expected benefits from the acquisition of Software Spectrum;

•	migration of Software Spectrum to our IT and voice and data networks;

•	the acquisition of Software Spectrum will utilize cash, increase outstanding debt and interest expense; and lower availability on our financing facilities;

•	increased exposure to the risks of a global market;

•	exposure to currency exchange risks will increase;

•	risk that purchased goodwill or amortizable intangible assets become impaired;

•	we may have difficulty in maintaining or growing the software direct marketing business if publishers, particularly Microsoft, reduce or eliminate the indirect sales channel to distribute their product;

•	sales of software licenses are subject to seasonal changes in demand and resulting sales activities; and

•	we have very limited experience in outsourcing business functions to India.
Additionally, there may be other risks that are otherwise described from time to time in the reports that we file with the Securities and Exchange Commission (“SEC”). We assume no obligation to update, and do not intend to update, any forward-looking statements. We do not endorse any projections regarding future performance that may be made by third parties.

PART I- FINANCIAL INFORMATION
Item 1. Financial Statements.
INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$138,252	$35,145
Accounts receivable, net of allowances for doubtful accounts of $15,517 and $15,892	429,978	480,458
Inventories	91,549	121,223
Inventories not available for sale	21,800	35,528
Deferred income taxes and other current assets	31,289	29,624

Total current assets	712,868	701,978

Property and equipment, net of accumulated depreciation of $80,645 and $90,398	110,622	133,017
Buildings held for lease, net of accumulated depreciation of $4,235	19,151	—
Goodwill	87,404	87,124
Other assets	32	221

	$930,077	$922,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$185,718	$183,501
Accrued expenses and other current liabilities	71,694	54,926
Client payments in advance of shipment	23,887	24,747
Inventories financing facility	—	4,281
Short-term financing facility	—	45,000
Line of credit	—	21,309

Total current liabilities	281,299	333,764

Deferred income taxes and other long-term liabilities	16,826	22,552

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 48,330 shares at June 30, 2006 and 47,736 shares at December 31, 2005 issued and outstanding	483	477
Additional paid-in capital	314,301	299,043
Retained earnings	292,414	252,318
Accumulated other comprehensive income – foreign currency translation adjustment	24,754	14,186

Total stockholders’ equity	631,952	566,024

	$930,077	$922,340

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales	$837,104	$786,743	$1,626,007	$1,548,034
Costs of goods sold	732,851	692,162	1,422,702	1,362,054

Gross profit	104,253	94,581	203,305	185,980
Operating expenses:
Selling and administrative expenses (1)	80,775	72,975	159,263	142,815
Severance and restructuring expenses	—	4,064	—	4,064
Reductions in liabilities assumed in a previous acquisition	—	—	—	(664)

Earnings from operations	23,478	17,542	44,042	39,765
Non-operating (income) expense:
Interest income	(1,086)	(929)	(2,008)	(1,730)
Interest expense	272	304	1,069	597
Other expense, net	151	308	344	467

Earnings from continuing operations before income taxes	24,141	17,859	44,637	40,431
Income tax expense	8,450	6,898	15,773	15,633

Net earnings from continuing operations	15,691	10,961	28,864	24,798
Earnings from discontinued operation, net of taxes of $660, $1,068, $1,258 and $2,102, respectively	1,052	1,724	2,093	3,399
Gain on sale of discontinued operation, net of taxes of $5,978, $0, $5,978 and $0, respectively	9,144	—	9,144	—

Net earnings from discontinued operation	10,196	1,724	11,237	3,399

Net earnings	$25,887	$12,685	$40,101	$28,197

Net earnings per share — Basic:
Net earnings from continuing operations	$0.33	$0.22	$0.60	$0.50
Net earnings from discontinued operation	0.21	0.04	0.23	0.07

Net earnings per share	$0.54	$0.26	$0.83	$0.57

Net earnings per share — Diluted:
Net earnings from continuing operations	$0.32	$0.22	$0.59	$0.50
Net earnings from discontinued operation	0.21	0.04	0.23	0.07

Net earnings per share	$0.53	$0.26	$0.82	$0.57

Shares used in per share calculations:
Basic	48,277	48,601	48,140	49,087

Diluted	48,735	49,084	48,710	49,608

(1) Includes stock-based compensation expense as follows:
Selling and administrative expenses	$3,082	$168	$6,254	$289

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net earnings from continuing operations	$28,864	$24,798
Plus: net earnings from discontinued operation	11,237	3,399

Net earnings	40,101	28,197
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,086	7,244
Provision for losses on accounts receivable	1,483	3,037
Write-downs of inventories	4,748	3,936
Non-cash stock-based compensation	6,254	289
Gain on sale of discontinued operation	(15,122)	—
Tax benefit from employee gains on stock-based compensation	—	1,495
Excess tax benefit from employee gains on stock-based compensation	(2,232)	—
Deferred income taxes	(6,724)	3,012
Changes in assets and liabilities:
Decrease in accounts receivable	20,048	22,183
Decrease in inventories	39,379	5,104
(Increase) decrease in other current assets	(2,120)	1,620
Increase in other assets	(14,625)	(209)
Increase (decrease) in accounts payable	55,459	(15,350)
Decrease in inventories financing facility	(4,281)	(13,055)
(Decrease) increase in client payments in advance of shipment	(6,521)	20,805
Increase (decrease) in accrued expenses and other current liabilities	515	(961)

Net cash provided by operating activities	125,448	67,347

Cash flows from investing activities:
Proceeds from sale of discontinued operation	46,500	—
Purchases of property and equipment	(17,187)	(16,438)
Cash receipt of underwriter receivable, net	—	27,363

Net cash provided by investing activities	29,313	10,925

Cash flows from financing activities:
Repayments on short-term financing facility	(45,000)	(40,000)
Borrowings on short-term financing facility	—	15,000
Net (repayments) borrowings on line of credit	(21,309)	2,491
Proceeds from sales of common stock under employee stock plans	7,391	3,782
Excess tax benefit from employee gains on stock-based compensation	2,232	—
Repurchase of common stock	—	(24,998)

Net cash used in financing activities	(56,686)	(43,725)

Cash flows from discontinued operation:
Net cash used in operating activities	(8,885)	(1,532)
Net cash provided by (used in) investing activities	11,710	(1,864)
Net cash used in financing activities	(2,696)	(84)

Net cash provided by (used in) discontinued operation	129	(3,480)
Foreign currency exchange effect on cash flow	4,903	(3,772)

Increase in cash and cash equivalents	103,107	27,295
Cash and cash equivalents at beginning of period	35,145	38,443

Cash and cash equivalents at end of period	$138,252	$65,738

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation and Recently Issued Accounting Pronouncements
     We are a leading provider of IT products and services to businesses in the United States, Canada and the United Kingdom. Our offerings include brand name computing products and IT services. As of June 30, 2006, we were organized in two segments, Insight North America and Insight UK.
     On June 30, 2006, we completed the sale of 100% of the outstanding stock of Direct Alliance Corporation (“Direct Alliance”) to TeleTech Holdings, Inc. (“TeleTech”) for a cash purchase price of $46,500,000, subject to a working capital adjustment. Accordingly, Direct Alliance’s results from operations for all periods presented are classified as a discontinued operation. See further information in Note 11.
     The accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2006, our results of operations for the three and six months ended June 30, 2006 and 2005 and our cash flows for the six months ended June 30, 2006 and 2005. The consolidated balance sheet as of December 31, 2005 was derived from the audited consolidated financial statements at such date. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the SEC and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).
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
Recently Issued Accounting Pronouncements
     In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” (“EITF No. 06-3”) that, for periods beginning after December 15, 2006, entities may adopt a policy of presenting taxes in the income statement on either a gross or net basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of EITF No. 06-3 would include taxes that are imposed concurrent with or subsequent to a revenue transaction between a seller and a customer. EITF No. 06-3 will not affect the

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
method that we employ to present sales taxes in our consolidated financial statements, as we currently present sales net of taxes, and we anticipate that we will continue to do so in the future.
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This interpretation will require that we recognize the effect of a tax position in our financial statements, if there is a greater likelihood than not of the position being sustained upon audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the effect of adopting FIN 48 on our consolidated financial statements.
2. Stock-Based Compensation
     On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”), which requires stock-based compensation to be measured based on the fair value of the award on the date of grant and the corresponding expense to be recognized over the period during which an employee is required to provide service in exchange for the award. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) relating to SFAS No. 123R. We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123R. Prior to January 1, 2006, we issued stock options and restricted stock shares and units. For 2006, we have elected to issue service-based and performance-based restricted stock units (“RSUs”) instead of stock options and restricted stock shares.
     We adopted SFAS No. 123R using the modified prospective transition method. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date on which we adopted SFAS No. 123R, and compensation expense must be recognized for any unvested stock option awards outstanding as of such date of adoption. We have not restated prior periods. We have recorded stock-based compensation expense in prior periods related to the amortization of the fair value of restricted stock awards over their vesting period. Stock-based compensation expense is classified in the same line item on the financial statements as other payroll-related expenses for the specific employee.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
     Reported and pro forma net income and earnings per share for the three and six months ended June 30, 2005 were as follows (in thousands, except per share data):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net earnings, as reported	$12,685	$28,197
Deduct: Stock-based compensation expense determined under fair value method for all awards, net of tax	(2,158)	(4,419)
Add: Stock-based compensation expense included in net earnings, net of tax	103	176

Pro forma net earnings	$10,630	$23,954

Basic earnings per share:
As reported	$0.26	$0.57

Pro forma	$0.22	$0.49

Diluted earnings per share:
As reported	$0.26	$0.57

Pro forma	$0.22	$0.48

     We recorded the following pre-tax amounts for stock-based compensation, by operating segment, in our consolidated financial statements (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Insight North America*
Restricted stock awards and RSUs	$858	$168	$1,462	$289
Stock options	1,941	—	4,224	—

	$2,799	$168	$5,686	$289

Insight UK*
Restricted stock awards and RSUs	$100	$—	$165	$—
Stock options	183	—	403	—

	$283	$—	$568	$—

Total Continuing Operations	$3,082	$168	$6,254	$289

Discontinued Operation
Restricted stock awards and RSUs	$(67)	$5	$46	$5
Stock options	(49)	—	141	—
Acceleration of RSUs	702	—	702	—
Modification of stock options	128	—	128	—

	$714	$5	$1,017	$5

Total	$3,796	$173	$7,271	$294

*Recorded in selling and administrative expenses.
     We have various long-term incentive plans, including equity-based plans in Insight Enterprises, Inc. The purpose of the plans is to benefit and advance stockholders’ interests by rewarding officers, directors and certain teammates (employees are referred to within the Company and this document as teammates), for their contributions to our success, thereby motivating them to continue to make such contributions in the future. The

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
plans permit grants of incentive stock options, nonqualified stock options, restricted stock awards and RSUs. The stock options, restricted stock awards and RSUs generally vest over a one to five year period from the date of grant and the stock options expire five to ten years after the date of grant. Unexercised options generally terminate seven business or ninety calendar days, depending on grant terms, after an individual ceases to be an employee. Unvested restricted stock shares and units terminate immediately after an individual ceases to be an employee.
Company Plans
     In October 1997, the stockholders approved the establishment of the 1998 Long-Term Incentive Plan (the “1998 LTIP”) for our officers, teammates, directors, consultants and independent contractors. The 1998 LTIP authorizes grants of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted common stock and performance-based awards. In 2000, the stockholders approved an amendment to the 1998 LTIP increasing the number of shares eligible for awards to 6,000,000 and allowing our Board of Directors to reserve (which they have done) additional shares such that the number of shares of common stock available for grant under the 1998 LTIP and any of our other option plans, plus the number of options to acquire shares of common stock granted but not yet exercised, or in the case of restricted stock, granted but not yet vested, under the 1998 LTIP and any of our other option plans, shall not exceed 20% of the outstanding shares of our common stock at the time of calculation of the additional shares. This plan has no set expiration date, but the Nasdaq Marketplace Rules will require us to obtain new stockholder approval by 2010 if we desire to continue granting awards under this plan after 2010. As of June 30, 2006, there were 2,857,239 total shares of common stock available to grant for awards under the 1998 LTIP and 1999 Broad Based Employee Stock Option Plan (the “1999 Broad Based Plan”). For further information on the 1999 Broad Based Plan, see below.
     In September 1998, we established the 1998 Employee Restricted Stock Plan (the “1998 Employee RSP”) for our teammates. The total number of restricted common stock shares initially available for grant under the 1998 Employee RSP was 562,500 and as of June 30, 2006, 434,417 shares of restricted common stock were available for grant. There were no grants of restricted common stock under this plan during the three months ended June 30, 2006 and 2005.
     In December 1998, we established the 1998 Officer Restricted Stock Plan (the “1998 Officer RSP”) for our officers. The total number of restricted common stock shares initially available for grant under the 1998 Officer RSP was 56,250, and, as of June 30, 2006, 490 shares of restricted common stock were available for grant. There were no grants of restricted common stock under this plan during the three months ended June 30, 2006 and 2005.
     In September 1999, we established the 1999 Broad Based Plan for our teammates. The total number of stock options initially available for grant under the 1999 Broad Based Plan was 1,500,000; provided, however, that no more than 20% of the shares of stock available under the 1999 Broad Based Plan may be awarded to the officers of the Company. Stock options available for grant under the 1999 Broad Based Plan are included in the total shares of common stock available to grant for awards under the 1998 LTIP and 1999 Broad Based Plan discussed under our description of the 1998 LTIP above.
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
The assumptions used to value options granted during the three months ended June 30, 2005 were: dividend yield – 0%; expected volatility – 69%; risk-free interest rate – 3.67%; and expected lives – 2.7 years.
Accounting for Stock Options After SFAS No. 123R Implementation
     There were no options granted during the six months ended June 30, 2006, and we do not currently plan to grant any in 2006. The current expense for all outstanding options granted prior to January 1, 2006, net of estimated forfeitures, has been recognized in our consolidated statement of earnings for the three and six months ended June 30, 2006. Forfeitures will be estimated and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     For the three and six months ended June 30, 2006, we recorded in continuing operations stock-based compensation expense related to stock options, net of forfeitures, of $2,124,000 and $4,627,000. As of June 30, 2006, total compensation cost related to nonvested stock options not yet recognized is $8,403,000, which is expected to be recognized over the next 1.04 years on a weighted-average basis.
     During the three months ended June 30, 2006, we modified all 414,122 vested options held by approximately 250 teammates of Direct Alliance to extend the option termination date to ninety calendar days from seven business days after the individual ceases to be an employee. As a result of this modification, we recorded additional stock-based compensation expense of approximately $128,000 for the discontinued operation.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
     The following table summarizes our stock option activity during the three months ended June 30, 2006:

				Weighted
				Average
			Aggregate	Remaining
	Number	Weighted Average	Intrinsic Value	Contractual
	Outstanding	Exercise Price	(in-the-money options)	Life (in years)
Outstanding at the beginning of period	6,534,804	$19.33
Granted	—	—
Exercised	(36,667)	(15.08)	$173,221

Expired	(29,560)	(22.52)
Forfeited	(199,440)	(19.22)

Outstanding at the end of period	6,269,137	$19.34	$6,754,465

Exercisable at the end of period	4,045,580	$19.47	$5,256,158	3.09

Vested and expected to vest	6,046,387	$19.35	$6,633,909	0.33

Weighted average grant date fair value for options granted during the period	—

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $19.05 as of June 30, 2006, which would have been received by the option holders had all option holders exercised options and sold the underlying shares on that date.
     The following table summarizes the status of outstanding stock options as of June 30, 2006:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted Average	Average		Average
Range of	Number of	Remaining	Exercise	Number of	Exercise
Exercise	Options	Contractual	Price Per	Options	Price Per
Prices	Outstanding	Life (in years)	Share	Exercisable	Share
$ 5.09-17.94	1,287,085	3.26	$14.34	949,346	$13.88
17.98-18.93	1,346,129	3.81	18.53	669,483	18.53
19.00-20.36	1,420,106	3.33	19.83	654,182	19.76
20.44-21.25	1,300,791	2.29	21.16	866,293	21.12
21.30-41.00	915,026	3.20	24.21	906,276	24.23

	6,269,137	3.18	$19.34	4,045,580	$19.47

Accounting for Restricted Stock
     We have issued shares of restricted common stock and RSUs as incentives to certain officers and teammates and plan to do so in the future. We recognize compensation expense associated with the issuance of such shares and RSUs over the vesting period for each respective share and RSU. The total compensation expense associated with restricted stock represents the value based upon the number of shares or RSUs awarded multiplied by the closing price on the date of grant. Recipients of restricted stock shares are entitled to receive any dividends declared on our common stock and have voting rights, regardless of whether such shares have vested. Recipients of RSUs do not have voting or dividend rights until the vesting conditions are satisfied and shares are released.
     For 2006, we have elected to issue service-based and performance-based RSUs instead of stock options and restricted stock shares. The number of RSUs ultimately awarded under the performance-based RSUs will vary based on whether we achieve certain financial results. We will record compensation expense each period

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
based on our estimate of the most probable number of RSUs that will be issued under the grants of performance-based RSUs. Additionally, the compensation expense will be reduced for our estimate of forfeitures.
     For the three months ended June 30, 2006 and 2005, we recorded in continuing operations stock-based compensation expense, net of forfeitures, related to restricted stock shares and RSUs of $958,000 and $168,000, respectively. For the six months ended June 30, 2006 and 2005, we recorded in continuing operations stock-based compensation expense, net of forfeitures, related to restricted stock shares and RSUs of $1,627,000 and $289,000, respectively. As of June 30, 2006, total compensation cost related to nonvested restricted stock was $9,836,000, which is expected to be recognized over the next 1.53 years on a weighted-average basis.
     During the three months ended June 30, 2006, we accelerated the vesting on 36,175 unvested service-based RSUs and 3,333 restricted stock awards for 40 Direct Alliance teammates at June 30, 2006. As a result of this modification, we recorded additional stock-based compensation expense of approximately $702,000 for the discontinued operation.
     The following table summarizes our restricted stock activity, including restricted stock shares and RSUs, during the three months ended June 30, 2006:

		Weighted Average
		Grant Date Fair
	Number	Value	Fair Value
Nonvested at the beginning of period	657,050	$21.07
Granted	7,000	22.45
Vested	(57,843)	20.41	$1,109,025	(a)

Forfeited	(66,575)	21.35

Nonvested at the end of period	539,632	$21.12	$10,279,989	(b)

RSUs expected to vest	462,581		$8,812,168	(b)

(a)	The fair value of vested shares and RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of restricted stock shares and RSUs had all such holders sold their underlying shares on that date.

(b)	The aggregate fair value for the nonvested shares and the RSUs expected to vest represents the total pre-tax fair value, based on our closing stock price of $19.05 as of June 30, 2006, which would have been received by holders of restricted stock shares and RSUs had all such holders sold their underlying shares on that date.
Direct Alliance Stock Option Plan
     In May 2000, we established the Direct Alliance Corporation 2000 Long-Term Incentive Plan (the “Direct Alliance Plan”). We have not issued any stock options to acquire shares of common stock of Direct Alliance since 2000. The options that were issued in 2000 were fully vested on May 5, 2005 and were exercised on May 5, 2006. As described in Note 11, Direct Alliance was sold on June 30, 2006, and $2,696,000 was paid to the holders of the 1,997,500 exercised Direct Alliance stock options.
     The following table summarizes the stock option activity under the Direct Alliance Plan:

		Weighted
	Number	Average
	of Shares	Exercise Price
Balance at March 31, 2006	2,022,500	$1.42
Exercised	(1,997,500)	1.42
Forfeited	(25,000)	1.42

Balance at June 30, 2006	—	$1.42

Weighted-average fair value of options granted during the period	$ N/A

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Net earnings from continuing operations	$15,691	$10,961	$28,864	$24,798

Denominator:
Weighted-average shares used to compute basic EPS	48,277	48,601	48,140	49,087
Dilutive potential common shares due to dilutive options and restricted stock, net of tax effect	458	483	570	521

Weighted-average shares used to compute diluted EPS	48,735	49,084	48,710	49,608

Net earnings from continuing operations per share:
Basic	$0.33	$0.22	$0.60	$0.50

Diluted	$0.32	$0.22	$0.59	$0.50

     The following weighted-average outstanding stock options during the three and six months ended June 30, 2006 and 2005 were not included in the diluted EPS calculations because the exercise prices of these options were greater than the average market price of our common stock during the respective periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Weighted-average outstanding stock options excluded from the diluted EPS calculation	3,491	4,785	2,836	4,820

4. Share Repurchase Program
     In January 2006, our Board of Directors authorized the repurchase of up to $50,000,000 of our common stock. As of June 30, 2006, we have not purchased any shares under this program.
5. Financing Facilities
     Our financing facilities include a $200,000,000 accounts receivable securitization financing facility and a $30,000,000 revolving line of credit. During the three months ended June 30, 2006, we terminated our inventories financing facility.
     We have an agreement to sell receivables periodically to a special purpose accounts receivable and financing entity (the “SPE”), which is exclusively engaged in purchasing receivables from us. The SPE is a wholly-owned, bankruptcy-remote entity that we have included in our consolidated financial statements. The SPE funds its purchases by selling undivided interests in up to $200,000,000 of eligible trade accounts receivable to a multi-seller conduit administered by an independent financial institution. The sales to the conduit do not qualify for sale treatment under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” as we maintain effective control over the receivables that are sold. Accordingly,

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
the receivables remain recorded on our consolidated financial statements. At June 30, 2006, the SPE owned $372,052,000 of receivables recorded at fair value and included in our consolidated balance sheet, of which $160,379,000 was eligible for funding. The financing facility expires December 30, 2006. Interest is payable monthly, and the interest rate at June 30, 2006 on borrowed funds was 5.60% per annum, including the 0.35% commitment fee on the total $200,000,000 facility. During the three months ended June 30, 2006 and 2005, our weighted average interest rate per annum and weighted average borrowings under the facility were 0% and $0 and 3.09% and $9,890,000, respectively. During the six months ended June 30, 2006 and 2005, our weighted average interest rate per annum and weighted average borrowings under the facility were 4.46% and $19,282,000 and 3.07% and $11,022,000, respectively. At June 30, 2006, no amounts were outstanding and $160,379,000 was available under the facility. We have no reason to believe the facility will not be renewed at the end of its current term.
     At June 30, 2006, no amounts were outstanding under our $30,000,000 revolving line of credit. This secured line of credit bears interest, payable quarterly, at a rate chosen by us among available rates subject to our leverage ratio and other terms and conditions. The available rates are the financial institution’s prime rate or the London Interbank Offered Rate (“LIBOR”) based rate (8.25% and 6.58% per annum, respectively at June 30, 2006). Because we generally use this line for short-term borrowing needs, our borrowings are generally at the prime rate and amounts outstanding are recorded as current liabilities. The credit facility expires on December 31, 2008. At June 30, 2006, $30,000,000 was available under the line of credit.
     Our financing facilities contain various covenants, including the requirement that we comply with leverage and minimum fixed charge ratio requirements. In addition, our credit facilities prohibit the payment of cash dividends without the lenders’ consent. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified period of time. We were in compliance with all such covenants at June 30, 2006.
6. Income Taxes
     Our effective tax rates for the three months ended June 30, 2006 and 2005 were 35.0% and 38.6%, respectively. For the three months ended June 30, 2006 and 2005, our effective tax rates are increased over the United States federal statutory rate of 35.0% due primarily to state income taxes, net of federal tax, offset partially by lower tax rates on earnings in the United Kingdom and Canada. For the three months ended June 30, 2006, the effective tax rate was the same as the United States federal statutory rate because these increases were offset by internal initiatives implemented during the three months ended June 30, 2006 that reduced certain state income taxes, both historically and prospectively.
     Our effective tax rates for the six months ended June 30, 2006 and 2005 were 35.3% and 38.7%, respectively. For the six months ended June 30, 2006 and 2005, our effective tax rates differ from the United States federal statutory rate of 35.0% due primarily to state income taxes, net of federal tax, offset partially by lower tax rates on earnings in the United Kingdom and Canada and internal initiatives implemented during the three months ended June 30, 2006 that reduced certain state income taxes both historically and prospectively. Contributing to our rate increase in the six months ended June 30, 2005 was a write-off of a deferred tax asset in the United Kingdom after final settlement of a liability assumed in a previous acquisition.
7. Restructuring and Acquisition Integration Activities
Severance and Restructuring Costs Expensed in 2005
     During the year ended December 31, 2005, Insight UK moved into a new facility and recorded restructuring costs of $7,458,000, of which $6,447,000 represented the present value of the remaining lease obligations on the previous lease and $1,011,000 represented duplicate rent expense for the new facility for the last half of 2005. At December 31, 2005, of the amounts recorded, $7,127,000 remained to be paid. Also, during

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
the year ended December 31, 2005, Insight North America, Insight UK and Direct Alliance recorded employee termination benefits, related mainly to the reduction in headcount of senior management and support staff, of $5,069,000, of which $113,000 was outstanding for Insight North America at December 31, 2005. During the six months ended June 30, 2006, adjustments of $122,000 and $507,000 were recorded to reflect the accretion of interest for the present value of the remaining lease obligations and fluctuations in the British pound sterling exchange rates, respectively, offset by the release of employee termination benefit accruals of $113,000. Cash payments of $1,152,000 were made, resulting in an accrual balance of $6,604,000 at June 30, 2006. In the accompanying consolidated balance sheet at June 30, 2006, $2,065,000 is expected to be paid in 2006 and is therefore included in accrued expenses and other current liabilities, and $4,539,000 is expected to be paid throughout 2007 and 2008 and is therefore included in long-term liabilities. Management expects these restructuring activities to have a positive effect on future operating results as employee-related expenses associated with these positions are expected to be reinvested in operations of the Company primarily in the areas of IT systems, account executives and sales manager headcount, marketing and skills development.
     The following table details the changes in severance and restructuring liabilities during the three months ended June 30, 2006 (in thousands):

Balance at December 31, 2005	$7,240
Foreign currency translation and other adjustments	516
Cash payments	(1,152)

Balances at June 30, 2006	$6,604

Acquisition-Related Restructuring Costs Capitalized in 2001 as a Cost of an Acquisition
     During the year ended December 31, 2001, Insight UK recorded costs of $18,440,000 relating to restructuring the operations of an acquired company to integrate the acquired company’s operations into our own. These costs consisted of employee termination benefits and facilities-based costs of $3,532,000 and $14,908,000, respectively, of which only $267,000 of facilities-based costs remained accrued at December 31, 2005. Adjustments to the accrued facilities-based costs were made to reflect only minor fluctuations in the British pound sterling exchange rates, resulting in an accrual balance of $288,000 at June 30, 2006. This amount is expected to be paid in 2006 and is therefore included in accrued expenses and other current liabilities on the accompanying consolidated balance sheet as of June 30, 2006. Although the facilities-based costs represent contractual payments under long-term leases, we are actively pursuing opportunities to negotiate a termination of these leases and have recorded the obligations as current accrued liabilities.
8. Reductions in Liabilities Assumed in Previous Acquisition
     During the six months ended June 30, 2005, Insight UK settled certain liabilities assumed in a previous acquisition for $664,000 less than the amounts originally recorded. The tax expense recorded related to this income was $358,000.
9. Commitments and Contingencies
Contractual
     We have entered into a sponsorship agreement through 2013 with the Valley of the Sun Bowl Foundation, d/b/a Insight Bowl, which is the not-for-profit entity that conducts the Insight Bowl post-season intercollegiate football game. We have committed to pay an aggregate of approximately $9,600,000 over the next eight years for sponsorship arrangements, ticket purchases and miscellaneous expenses.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
     We have committed to pay the Arizona Cardinals an aggregate of approximately $11,000,000 over the next ten years for advertising and marketing events at the new Arizona Cardinals stadium.
Employment Contracts
     We have employment agreements with certain officers and management teammates under which severance payments would become payable and accelerated vesting of stock-based compensation would occur in the event of specified terminations without cause or terminations under certain circumstances after a change in control. If such persons were terminated without cause or under certain circumstances after a change of control, and the severance payments under the current employment agreements were to become payable, the severance payments would generally be equal to either one or two times the teammates’ annual salary and bonus. Additionally, we would record additional compensation expense for the acceleration of the vesting of any stock-based compensation. Further information on these contracts is provided in our Proxy Statement, which was filed with the SEC on February 17, 2006 for our 2006 annual meeting of stockholders.
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
Indemnifications
     In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify either our client or a third-party service provider in the arrangement from any losses incurred relating to services performed on our behalf or for losses arising from certain defined events, which may include litigation or claims relating to past performance. These arrangements include, but are not limited to, our indemnification of our officers and directors to the maximum extent under the laws of the State of Delaware, the indemnification of our lessors for certain claims arising from our use of leased facilities, and the indemnification of the lenders that provide our credit facilities for certain claims arising from their extension of credit to us. Such indemnification obligations may not be subject to maximum loss clauses. Management believes that payments, if any, related to these indemnifications are not probable at June 30, 2006 and, if incurred, would be immaterial. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.
     In connection with our sale of Direct Alliance to TeleTech, the sale agreement contains certain indemnification provisions pursuant to which we are required to indemnify TeleTech for a limited period of time for liabilities, losses or expenses arising out of breaches of covenants and certain breaches of representations and warranties relating to the condition of the business prior to and at the time of sale. Management believes that payments related to these indemnifications, if any, are not probable at June 30, 2006 and, if incurred, would be immaterial.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
Contingencies Related to Third-Party Review
     From time to time, we are subject to potential claims and assessments from third parties. We are also subject to various governmental, client and vendor audits. We continually assess whether or not such claims have merit and warrant accrual under the “probable and estimable” criteria of SFAS No. 5. Where appropriate, we accrue estimates of anticipated liabilities in the consolidated financial statements. Such estimates are subject to change and may affect our results of operations and our cash flows.
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
     All intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments and on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the three and six months ended June 30, 2006.
     A portion of our operating segments’ selling and administrative expenses arise from shared services and infrastructure that we have historically provided to them in order to realize economies of scale and to efficiently use resources. These expenses, collectively identified as corporate charges, include legal, tax, insurance services, treasury, senior management expenses and other corporate infrastructure expenses. Charges are allocated to our operating segments, and the allocations have been determined on a basis that we considered to be a reasonable reflection of the utilization of services provided to or benefits received by the operating segments. Corporate charges of $121,000 and $174,000, respectively, for the three months ended June 30, 2006 and 2005 and $306,000 and $341,000, respectively, for the six months ended June 30, 2006 and 2005, previously allocated to our discontinued operation, Direct Alliance, have been reallocated to Insight North America in all periods presented.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
     The tables below present information about our reportable operating segments as of and for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30, 2006				Six Months Ended June 30, 2006
	Insight				Insight
	North	Insight			North	Insight
	America	UK	Consolidated		America	UK	Consolidated
Net sales	$721,781	$115,323	$837,104		$1,390,739	$235,268	$1,626,007
Costs of goods sold	634,951	97,900	732,851		1,222,455	200,247	1,422,702

Gross profit	86,830	17,423	104,253		168,284	35,021	203,305
Operating expenses:
Selling and administrative expenses	66,268	14,507	80,775		130,706	28,557	159,263

Earnings from operations	$20,562	$2,916	$23,478		$37,578	$6,464	$44,042

Total assets	$1,184,765	$123,913	$930,077	*	$1,184,765	$123,913	$930,077	*

*	Consolidated total assets include net intercompany eliminations and corporate assets of $378,601 at June 30, 2006.

	Three Months Ended June 30, 2005				Six Months Ended June 30, 2005
	Insight				Insight
	North	Insight			North	Insight
	America	UK	Consolidated		America	UK	Consolidated
Net sales	$669,061	$117,682	$786,743		$1,311,737	$236,297	$1,548,034
Costs of goods sold	590,638	101,524	692,162		1,157,570	204,484	1,362,054

Gross profit	78,423	16,158	94,581		154,167	31,813	185,980
Operating expenses:
Selling and administrative expenses	59,869	13,106	72,975		117,118	25,697	142,815
Severance and restructuring expenses	3,650	414	4,064		3,650	414	4,064
Reductions in liabilities assumed in a previous acquisition	—	—	—		—	(664)	(664)

Earnings from operations	$14,904	$2,638	$17,542		$33,399	$6,366	$39,765

Total assets	$919,706	$156,784	$852,537	*	$919,706	$156,784	$852,537	*

*	Consolidated total assets include net intercompany eliminations, assets of a discontinued operation and corporate assets of $223,953 at June 30, 2005.
11. Discontinued Operation
     On June 30, 2006, we completed the sale of 100% of the outstanding stock of Direct Alliance to TeleTech for a purchase price of $46,500,000, subject to a working capital adjustment. The purchase price did not include real estate and intercompany receivables, which had an estimated fair value of $49,400,000 (book value of $43,237,000) and were distributed to us immediately prior to closing. In addition to payment of the purchase price, TeleTech is obligated to make a one-time bonus payment to us if Direct Alliance achieves certain gross profit levels for the year ending December 31, 2006 (“Earn Out”). Additionally, TeleTech is entitled to a claw back of the purchase price of up to $5,000,000 if certain Direct Alliance client contracts are not renewed on terms prescribed in the agreement. Also, we paid $2,696,000 to the holders of 1,997,500 exercised Direct Alliance stock options. This amount will be further adjusted for the above described working capital adjustment, Earn Out

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
and claw back. Adjustments for the above described working capital adjustment, Earn Out, claw back and payments to holders of exercised Direct Alliance stock options will also adjust the gain recorded on the sale.
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have accounted for Direct Alliance as a discontinued operation. We have reported the results of operations of Direct Alliance as a discontinued operation in the consolidated statement of earnings. We did not allocate interest or general corporate overhead expense related to the sale of Direct Alliance to the discontinued operation.
     The following amounts for the three and six months ended June 30, 2006 and 2005, respectively, represent Direct Alliance’s results of operations. The following amounts have been segregated from continuing operations and reflected as a discontinued operation (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales	$16,960	$18,141	$34,095	$36,217
Costs of goods sold	13,243	13,948	27,138	28,175

Gross profit	3,717	4,193	6,957	8,042
Operating expenses:
Selling and administrative expenses	2,005	1,401	3,606	2,541

Earnings from operations	1,712	2,792	3,351	5,501
Non-operating (income) expense:
Interest income	—	—	—	—
Interest expense	—	—	—	—
Gain on sale	15,122	—	15,122	—
Other income, net	—	—	—	—

Earnings from operations before income taxes	16,834	2,792	18,473	5,501
Income tax expense	6,638	1,068	7,236	2,102

Net earnings from discontinued operation	$10,196	$1,724	$11,237	$3,399

     On June 30, 2006, in connection with the sale of Direct Alliance to TeleTech, we entered into a lease agreement with Direct Alliance pursuant to which Direct Alliance will lease from us the facilities it used prior to the sale to TeleTech. The initial lease term is for eighteen months starting July 1, 2006. Accordingly, we have separately presented the value of the land and buildings as “buildings held for lease” on the consolidated balance sheet at June 30, 2006.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
     Select balance sheet data for Direct Alliance as of December 31, 2005 follows (in thousands):

December 31,
2005
ASSETS
Current assets:
Accounts receivable, net of allowances for doubtful accounts	35,873
Deferred income taxes and other current assets	2,749

Total current assets	38,622

Property and equipment, net of accumulated depreciation	32,593

Total assets	$71,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,527
Accrued expenses and other current liabilities	796

Total current liabilities	7,323

Stockholders’ equity:	63,892

$71,215

12. Subsequent Event
     On July 20, 2006, we entered into a definitive agreement to acquire 100% of the outstanding stock of Software Spectrum, a global technology solutions provider and wholly-owned subsidiary of Level 3 Communications. Under the terms of the agreement, Insight will acquire Software Spectrum for a cash purchase price of $287,000,000, subject to a working capital adjustment. To facilitate the acquisition of Software Spectrum, we have received a commitment from a financial institution to provide up to $150,000,000 in new credit to finance the acquisition and for general corporate purposes. It is contemplated that such credit facilities would be composed of a five-year revolving credit facility in the amount of $75,000,000 and a five-year term loan facility in the amount of $75,000,000. These facilities would be in addition to our existing $200,000,000 accounts receivable securitization facility. The acquisition has been approved by the boards of directors of both companies, but is subject to customary closing conditions, including regulatory approval. We expect the acquisition to close during the three months ending September 30, 2006.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q.
Quarterly Overview
     We are a leading provider of IT products and services to businesses in the United States, Canada and the United Kingdom. Our offerings include brand name computing products and IT services. As of June 30, 2006, we were organized in two operating segments, Insight North America and Insight UK.
     On June 30, 2006, we completed the sale of 100% of the outstanding stock of Direct Alliance to TeleTech as business process outsourcing was not a core element of our growth strategy. Accordingly, the results of operations attributable to Direct Alliance are disclosed as a discontinued operation in our consolidated financial statements in Part I, Item 1. See Note 11 to the Consolidated Financial Statements in Part I, Item 1 of this report for further discussion.
     Net sales for the three months ended June 30, 2006 increased 6.4% to $837.1 million from $786.7 million for the three months ended June 30, 2005. Net earnings for the three months ended June 30, 2006 increased 104% to $25.9 million from $12.7 million for the three months ended June 30, 2005 and diluted earnings per share increased to $0.53 for the three months ended June 30, 2006 from $0.26 for the three months ended June 30, 2005. Net earnings and diluted earnings per share for the three months ended June 30, 2006 include the following items:
•	stock-based compensation of $3.8 million or $2.4 million, net of tax; and

•	gain on sale of discontinued operation of $15.1 million or $9.1 million, net of tax.
     Net earnings and diluted earnings per share for the three months ended June 30, 2005 include the following items:
•	stock-based compensation of $173,000 or $103,000, net of tax; and

•	severance and restructuring expenses of $4.1 million or $2.5 million, net of tax.
     Net sales for the six months ended June 30, 2006 increased 5.0% to $1,626.0 million from $1,548.0 million for the six months ended June 30, 2005. Net earnings for the six months ended June 30, 2006 increased 42% to $40.1 million from $28.2 million for the six months ended June 30, 2005. For the six months ended June 30, 2006, diluted earnings per share increased to $0.82 from $0.57 for the six months ended June 30, 2005. Net earnings and diluted earnings per share for the six months ended June 30, 2006 include the following items:
•	settlement expense of $1.0 million or $605,000, net of taxes;

•	stock-based compensation of $7.3 million or $4.6 million, net of tax; and

•	gain on sale of discontinued operation of $15.1 million or $9.1 million, net of tax.
Net earnings and diluted earnings per share for the six months ended June 30, 2005 include the following items:
•	stock-based compensation of $294,000 or $176,000, net of tax;

•	reductions in liabilities assumed in a previous acquisition of $664,000 or $306,000, net of tax; and

•	severance and restructuring expenses of $4.1 million or $2.5 million, net of tax.
     Although included in our consolidated financial statements, we exclude the items noted above when internally evaluating gross profit, selling and administrative expenses, earnings from continuing operations, tax

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
expense, earnings from a discontinued operation, net earnings and diluted earnings per share for the Company and when evaluating gross profit, selling and administrative expenses and earnings from operations for our individual operating segments. We exclude these items to evaluate financial performance against budgeted amounts, to calculate incentive compensation, to assist in forecasting future performance and to compare our results to competitors’ financial results.
     Overviews of each of our operating segments are discussed below and reconciliations of segment results of operations to consolidated results of operations can be found in Note 10 to our consolidated financial statements provided in Part I, Item 1 of this report.
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
     For the three months ended June 30, 2006, Insight North America reported growth in net sales of 7.9% compared to the three months ended June 30, 2005. We believe that we gained profitable market share in Insight North America. During the three months ended June 30, 2006, we experienced growth in sales to all of our client segments. Sales to small- to medium-sized business clients continue to show improvements. We also benefited from the deployment of some large projects with certain enterprise clients this quarter. Our financial goals for 2006 continue to be focused on growing net sales faster than the market and improving our operating margin.
     Insight UK’s net sales for the three months ended June 30, 2006 decreased by 2.0% to $115.3 million, compared to net sales of $117.7 million for the three months ended June 30, 2005. In British pounds sterling, net sales were basically flat compared to the three months ended June 30, 2005, although sales per day increased by 2.7%, as Insight UK had only 61 shipping days in the second quarter of 2006 compared to 63 days in the second quarter of 2005. We continue to be pleased with the results of our UK operation given the overall challenging UK market.
     On July 20, 2006, we entered into a definitive agreement to acquire 100% of the outstanding stock of Software Spectrum, a global technology solutions provider and wholly-owned subsidiary of Level 3 Communications, Inc. This acquisition represents an important step in our evolution to becoming a trusted advisor to our clients on technology solutions to address business needs. We identified expanded expertise in software as a necessary augmentation of our current value proposition, and Software Spectrum’s expertise in software is a solid complement to our solutions capabilities. We believe this union creates a combined entity that will likely be well positioned for sales growth and improved profitability in the future.
     Under the terms of the purchase agreement, Insight will acquire Software Spectrum for a cash purchase price of $287.0 million, subject to a working capital adjustment. To facilitate the acquisition of Software Spectrum, we have received a commitment from a financial institution to provide up to $150.0 million in new credit to finance the acquisition and for general corporate purposes. It is contemplated that such credit facilities would be composed of a five-year revolving credit facility in the amount of $75.0 million and a five-year term loan facility in the amount of $75.0 million. These facilities would be in addition to our existing $200.0 million accounts receivable securitization facility. The acquisition has been approved by the boards of directors of both companies, but is subject to customary closing conditions, including regulatory approval. We expect the acquisition to close during the three months ended September 30, 2006.

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
     We believe that other than the adoption of SFAS No. 123R, there have been no significant changes during the six months ended June 30, 2006 to the items that we disclosed as our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2005.
Stock-Based Compensation Expense
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective transition method and, therefore, have not restated prior periods’ results. Under the fair value recognition provisions of SFAS No. 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest over the requisite service period of the award. We elected to not make any modifications to existing stock options outstanding prior to January 1, 2006, such as accelerating the vesting of previously granted options, as we did not believe it made business sense to do so. We did, however, take the opportunity to reevaluate our equity compensation plans, and in 2006, we have elected to issue service-based and performance-based RSUs instead of stock options or restricted shares in 2006. The number of RSUs ultimately awarded under the performance-based RSUs will vary based on whether we achieve certain financial results. We will record compensation expense each period based on our estimate of the most probable number of RSUs that will be issued under the grants of performance-based RSUs. Our expected 2006 equity compensation expense, which includes expense attributable to RSU grants, as well as to vesting of stock options and restricted stock issued in prior years, is estimated to be between $13.0 million and $14.0 million. The actual amount will likely vary based on achievement of 2006 financial results. The expense range given assumes targeted financial results are reached.
     Prior to our adoption of SFAS No. 123R, we applied the intrinsic value-based method of accounting prescribed by APB No. 25. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. We determined the estimated fair value of stock options on the date of the grant using the Black-Scholes option-pricing model. Black-Scholes required us to apply highly subjective assumptions, including expected stock price volatility, expected life of the option and the risk-free interest rate. If we decide to issue stock options in the future, a change in one or more of the assumptions used in the Black-Scholes option-pricing model may result in a material change to the estimated fair value of the stock-based compensation.
     See Note 2 to our consolidated financial statements in Part I, Item 1 of this report for further discussion on stock-based compensation.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
RESULTS OF OPERATIONS
     The following table sets forth for the periods presented certain financial data as a percentage of net sales for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	87.5	88.0	87.5	88.0

Gross profit	12.5	12.0	12.5	12.0
Operating expenses:
Selling and administrative expenses	9.7	9.3	9.8	9.2
Severance and restructuring expenses	—	0.5	—	0.2
Reductions in liabilities assumed in a previous acquisition	—	—	—	—

Earnings from operations	2.8	2.2	2.7	2.6
Non-operating (income) expense
Interest income	(0.1)	(0.1)	—	(0.1)
Interest expense	—	—	—	—
Other income, net	—	—	—	—

Earnings from continuing operations before income taxes	2.9	2.3	2.7	2.7
Income tax expense	1.0	0.9	0.9	1.1

Net earnings from continuing operations	1.9	1.4	1.8	1.6
Earnings from discontinued operation, net of tax	0.1	0.2	0.1	0.2
Gain on sale of discontinued operation, net of tax	1.1	—	0.6	—

Net earnings from discontinued operation	1.2	0.2	0.7	0.2

Net earnings	3.1%	1.6%	2.5%	1.8%

     Net Sales. Net sales for the three months ended June 30, 2006 increased 6.4% to $837.1 million from $786.7 million for the three months ended June 30, 2005. Net sales for the six months ended June 30, 2006 increased 5.0% to $1,626.0 million from $1,548.0 million for the six months ended June 30, 2005. Our net sales by operating segment were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2006	2005	Change	2006	2005	Change
Insight North America	$721,781	$669,061	7.9%	$1,390,739	$1,311,737	6.0%
Insight UK	115,323	117,682	(2.0%)	235,268	236,297	(0.4%)

Consolidated	$837,104	$786,743	6.4%	$1,626,007	$1,548,034	5.0%

     Insight North America’s net sales for the three months ended June 30, 2006 increased 7.9% to $721.8 million from $669.1 million for the three months ended June 30, 2005. Insight North America’s net sales for the six months ended June 30, 2006 increased 6.0% to $1,390.7 million from $1,311.7 million for the six months ended June 30, 2005. During the three months ended June 30, 2006, we experienced growth in sales to all of our client segments. Sales to small- to medium-sized business clients continue to show improvements. We also benefited from the deployment of some large projects with certain enterprise clients this quarter. The concentration of some larger projects in this quarter may make it difficult to continue this growth rate in future periods. Insight North America had 1,069 account executives at June 30, 2006, compared to 1,054 at June 30, 2005. Net sales per average number of account executives in Insight North America increased 9% from $618,642 for the three months

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
ended June 30, 2005 to $673,617 for the three months ended June 30, 2006, which we believe is attributable to internal initiatives, such as training and automation, which are designed to allow our account executives to work more productively, and to the increase in the average tenure of our account executives. The average tenure of our account executives in Insight North America has increased from 3.8 years at June 30, 2005 to 4.1 years at June 30, 2006. The increase is due primarily to a decrease in account executive turnover.
     Insight UK’s net sales for the three months ended June 30, 2006 decreased by 2.0% to $115.3 million, compared to net sales of $117.7 million for the three months ended June 30, 2005. In British pounds sterling, net sales were basically flat compared to the three months ended June 30, 2005, although sales per day increased by 2.7%, as Insight UK had only 61 shipping days in the second quarter of 2006 compared to 63 days in the second quarter of 2005. Insight UK had 276 account executives at June 30, 2006, compared to 303 at June 30, 2005. The decrease is due primarily to aggressive recruiting of our more experienced account executives by some of our competitors during the last half of 2005. Net sales per average number of account executives in Insight UK increased 8% from $392,925 for the three months ended June 30, 2005 to $425,548 for the three months ended June 30, 2006, which we believe is attributable to internal initiatives designed to allow our account executives to work more productively and to the increase in the average tenure of our account executives. The average tenure of our account executives in Insight UK at June 30, 2006 increased to 2.3 years from 2.0 years at June 30, 2005, despite the loss of some experienced account executives in 2005.
     The percentage of product net sales by category for Insight North America and Insight UK were as follows for the three and six months ended June 30, 2006 and 2005:

	Insight North America				Insight UK
	For Three Months		For Six Months		For Three Months		For Six Months
	Ended June 30,		Ended June 30,		Ended June 30,		Ended June 30,
Product Categories	2006	2005	2006	2005	2006	2005	2006	2005
Computers:
Notebooks and PDAs	16%	18%	16%	17%	17%	18%	17%	18%
Desktops and servers	15%	16%	16%	17%	14%	15%	14%	15%

	31%	34%	32%	34%	31%	33%	31%	33%

Software	11%	12%	11%	12%	16%	15%	15%	15%

Storage devices	7%	8%	8%	8%	8%	9%	8%	9%

Printers	7%	7%	7%	8%	8%	8%	9%	8%

Network and connectivity	18%	13%	16%	12%	10%	8%	9%	8%

Monitors and video	6%	6%	6%	6%	9%	9%	9%	9%

Memory and processors	5%	5%	5%	5%	4%	4%	4%	4%

Supplies and accessories	7%	7%	7%	7%	8%	8%	9%	8%

Miscellaneous	8%	8%	8%	8%	6%	6%	6%	6%

	100%	100%	100%	100%	100%	100%	100%	100%

     In general, we continue to experience declines in average selling prices for most of our product categories, which requires us to sell more units in order to maintain or increase the level of sales. Additionally, average selling prices for printers, monitors and notebooks have been declining at a greater rate than the other product categories as demand and competition for these products have increased. The largest product category continues to be computers, representing 31% of Insight North America and Insight UK product net sales for the

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
three months ended June 30, 2006. In both Insight North America and Insight UK, client demand for IT solutions related to connectivity, security and data retention needs as well as demand for computer refreshes and server consolidations appears to be increasing. This increased demand has resulted in increased sales of network/connectivity products and memory/processors in Insight North America and in sales of network/connectivity in the United Kingdom. In North America, we did experience some decreases, as a percentage of net product sales, in software due primarily to a shift from selling Microsoft select agreements, where the selling prices are recorded as gross sales, to enterprise software agreement renewals that result in only the referral fee recorded in sales. In the United Kingdom, sales of software increased due to continued focus on selling software during the quarter.
     Gross Profit. Gross profit increased 10% to $104.3 million for the three months ended June 30, 2006 from $94.6 million for the three months ended June 30, 2005. As a percentage of net sales, gross profit increased from 12.0% for the three months ended June 30, 2005 to 12.5% for the three months ended June 30, 2006. Gross profit increased 9% to $203.3 million for the six months ended June 30, 2006 from $186.0 million for the six months ended June 30, 2005. As a percentage of net sales, gross profit increased from 12.0% for the six months ended June 30, 2005 to 12.5% for the six months ended June 30, 2006. Our gross profit and gross profit as a percentage of net sales by operating segment for the three and six months ended June 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
		% of		% of		% of		% of
		Net		Net		Net		Net
	2006	Sales	2005	Sales	2006	Sales	2005	Sales
Insight North America	$86,830	12.0%	$78,423	11.7%	$168,284	12.1%	$154,167	11.8%
Insight UK	17,423	15.1%	16,158	13.7%	35,021	14.9%	31,813	13.5%

Consolidated	$104,253	12.5%	$94,581	12.0%	$203,305	12.5%	$185,980	12.0%

     Insight North America’s gross profit increased for the three months ended June 30, 2006 by 11% to $86.8 million from $78.4 million for the three months ended June 30, 2005. As a percentage of net sales, gross profit increased to 12.0% for three months ended June 30, 2006 from 11.7% for the three months ended June 30, 2005 due primarily to:
•	a reduction in the reserve for uncollectible vendor receivables due to an improvement in the aging of these receivables;

•	increases in sales of services, which include warranties;

•	increases in product margin;

•	increases in supplier reimbursements; and

•	increases in referral fees for Microsoft enterprise software agreement renewals.
These increases were offset partially by:
•	decreases in freight margins; and

•	increases in the write-downs of inventories.
     Insight North America’s gross profit increased for the six months ended June 30, 2006 by 9% to $168.3 million from $154.2 million for the three months ended June 30, 2005. As a percentage of net sales, gross profit increased to 12.1% for six months ended June 30, 2006 from 11.8% for the six months ended June 30, 2005 due primarily to:
•	a reduction in the reserve for uncollectible vendor receivables due to an improvement in the aging of these receivables;

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
•	increases in referral fees for Microsoft enterprise software agreement renewals;

•	increases in sales of services, which include warranties; and

•	increases in supplier reimbursements.
These increases were offset partially by decreases in product and freight margins.
     Insight UK’s gross profit increased for the three months ended June 30, 2006 by 8% to $17.4 million from $16.2 million for the three months ended June 30, 2005. As a percentage of net sales, gross profit increased to 15.1% for the three months ended June 30, 2006 from 13.7% for the three months ended June 30, 2005. The increase was due primarily to:
•	increases in product margin;

•	increases in referral fees from Microsoft enterprise software agreement renewals; and

•	increases in supplier discounts.
These increases were partially offset by decreases in supplier reimbursements as a percentage of net sales.
     Insight UK’s gross profit increased for the six months ended June 30, 2006 by 10% to $35.0 million from $31.8 million for the six months ended June 30, 2005. As a percentage of net sales, gross profit increased to 14.9% for the six months ended June 30, 2006 from 13.5% for the six months ended June 30, 2005. The increase was due primarily to:
•	increases in product margin;

•	increases in referral fees from Microsoft enterprise software agreement renewals; and

•	increases in sales of services.
     Operating Expenses.
     Selling and administrative expenses. Selling and administrative expenses increased 11% to $80.8 million for the three months ended June 30, 2006 from $73.0 million for the three months ended June 30, 2005. As a percentage of net sales, selling and administrative expenses increased to 9.7% for the three months ended June 30, 2006 from 9.3% for the three months ended June 30, 2005. Selling and administrative expenses increased 12% to $159.3 million for the six months ended June 30, 2006 from $142.8 million for the six months ended June 30, 2005. As a percentage of net sales, selling and administrative expenses increased to 9.8% for the six months ended June 30, 2006 from 9.2% for the six months ended June 30, 2005. Selling and administrative expenses as a percent of net sales by operating segment for the three and six months ended June 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,

	2006	% of Net Sales	2005	% of Net Sales	2006	% of Net Sales	2005	% of Net Sales
Insight North America	$66,268	9.2%	$59,869	8.9%	$130,706	9.4%	$117,118	8.9%
Insight UK	14,507	12.6%	13,106	11.1%	28,557	12.1%	25,697	10.9%

Consolidated	$80,775	9.7%	$72,975	9.3%	$159,263	9.8%	$142,815	9.2%

     Insight North America’s selling and administrative expenses increased for the three months ended June 30, 2006 by 11% to $66.3 million from $59.9 million for the three months ended June 30, 2005. As a percentage of net sales, selling and administrative expenses increased to 9.2% for the three months ended June 30, 2006 from 8.9% for the three months ended June 30, 2005. Insight North America’s selling and administrative expenses increased for the six months ended June 30, 2006 by 12% to $130.7 million from $117.1 million for the six

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
months ended June 30, 2005. As a percentage of net sales, selling and administrative expenses increased to 9.4% for the six months ended June 30, 2006 from 8.9% for the six months ended June 30, 2005. Selling and administrative expenses as a percentage of sales for three and six months ended June 30, 2006 has increased over the three and six months ended June 30, 2005 due to:
•	increases in stock-based compensation expense under SFAS No. 123R;

•	increases in sales incentive plans;

•	increases in bonus expenses due to increased financial performance;

•	accelerated depreciation related to portions of our current operating system that will not be utilized after we upgrade to mySAP; and

•	other IT expenses related to the mySAP upgrade.
These increases were offset by:
•	increases in net sales;

•	decreases in marketing expenses; and

•	increases in efficiencies due to operational improvements and restructuring activities that were implemented near the end of the second quarter of 2005.
Stock-based compensation of $2.8 million and $168,000 is included in Insight North America’s selling and administrative expenses for the three months ended June 30, 2006 and 2005, respectively. Stock-based compensation of $5.7 million and $289,000 is included in Insight North America’s selling and administrative expenses for the six months ended June 30, 2006 and 2005, respectively.
     Insight UK’s selling and administrative expenses increased 11% to $14.5 million for the three months ended June 30, 2006 from $13.1 million for the three months ended June 30, 2005. As a percentage of net sales, selling and administrative expenses increased to 12.6% for the three months ended June 30, 2006 from 11.1% for the three months ended June 30, 2005. Insight UK’s selling and administrative expenses increased 11% to $28.6 million for the six months ended June 30, 2006 from $25.7 million for the six months ended June 30, 2005. As a percentage of net sales, selling and administrative expenses increased to 12.1% for the six months ended June 30, 2006 from 10.9% for the six months ended June 30, 2005. The increase in selling and administrative expenses as a percentage of net sales for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 periods was due primarily to:
•	increases in sales compensation plans; and

•	increases in facility costs related to our new London office.
These increases were offset partially by a property tax rebate received during the three months ended June 30, 2006.
     Selling and administrative expenses as a percentage of net sales increased for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 due primarily to:
•	increases in marketing expenses;

•	increases in sales compensation plans; and

•	increases in facility costs related to our new London office.
These increases were offset partially by a property tax rebate received during the three months ended June 30, 2006.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
     Stock-based compensation of $283,000 and $568,000 is included in Insight UK’s selling and administrative expenses for the three and six months ended June 30, 2006, respectively. No stock-based compensation expense was recorded for Insight UK in 2005.
     Reductions in Liabilities Assumed in Previous Acquisition. During the six months ended June 30, 2005, Insight UK settled certain liabilities assumed in a previous acquisition for $664,000 less than the amounts originally recorded. See Note 8 to the consolidated financial statements in Part I, Item 1 of this report for further discussion.
     Interest Income. Interest income of $1.1 million and $929,000 for the three months ended June 30, 2006 and 2005 and $2.0 million and $1.7 million for the six months ended June 30, 2006 and 2005, respectively, was generated through short-term investments. The increase in interest income is due to a generally higher level of cash available to be invested in short-term investments and increases in interest rates earned on those investments during the six months ended June 30, 2006.
     Interest Expense. Interest expense of $272,000 and $304,000 for the three months ended June 30, 2006 and 2005, respectively, primarily relates to borrowings under our financing facilities. Interest expense of $1.1 million and $597,000 for the six months ended June 30, 2006 and 2005, respectively, primarily relates to borrowings under our financing facilities. The decrease in interest expense for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 is due to decreased borrowings outstanding in the three months ended June 30, 2006. The increase in interest expense for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was due to increases in interest rates.
     Other Expense, Net. Other expense, net, decreased to $151,000 for the three months ended June 30, 2006 from $308,000 for the three months ended June 30, 2005. Other expense, net, decreased to $344,000 for the six months ended June 30, 2006 from $467,000 for the six months ended June 30, 2005. These amounts consist primarily of bank fees associated with our financing facilities and cash management and miscellaneous investment gains or losses.
     Income Tax Expense. Our effective tax rates for the three months ended June 30, 2006 and 2005 were 35.0% and 38.6%, respectively. Our effective tax rates for the six months ended June 30, 2006 and 2005 were 35.3% and 38.7%, respectively. Our effective tax rate for the three months ended June 30, 2006 was lower than for the three months ended June 30, 2005 primarily due to internal initiatives implemented during the quarter that reduced certain state income taxes, both historically and prospectively. Our effective tax rates for the six months ended June 30, 2006 was lower than for the six months ended June 30, 2005 due to reduced state income taxes and due to the release of a reserve due to the closing of an audit.
     Discontinued Operation. On June 30, 2006, we completed the sale of 100% of the outstanding stock of Direct Alliance to TeleTech and the results of operations attributable to Direct Alliance are disclosed as a discontinued operation. See Note 11 to the Consolidated Financial Statements in Part I, Item 1 of this report for further discussion.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Liquidity and Capital Resources
     The following table sets forth certain consolidated cash flow from continuing operations information for the six months ended June 30, 2006 and 2005 (in thousands):

	Six Months Ended
	June 30,
	2006	2005
Net cash provided by operating activities	$125,448	$67,347
Net cash provided by investing activities	29,313	10,925
Net cash used in financing activities	(56,686)	(43,725)
Net cash provided by (used in) discontinued operation	129	(3,480)
Foreign currency exchange effect on cash flow	4,903	(3,772)

Increase in cash and cash equivalents	103,107	27,295
Cash and cash equivalents at beginning of period	35,145	38,443

Cash and cash equivalents at end of period	$138,252	$65,738

Cash and Cash Flow
     A majority of our cash balance at June 30, 2006 was held in the United States and included proceeds of $46.5 million from the sale of Direct Alliance. Our primary uses of cash are to fund acquisitions, working capital requirements, capital expenditures and repurchases of our common stock. On July 20, 2006, we entered into a definitive agreement to acquire Software Spectrum. Under the terms of the agreement, we will acquire Software Spectrum for a cash purchase price of $287.0 million, subject to a working capital adjustment. The sale of Software Spectrum is not conditioned on the receipt of financing; however, it is subject to customary closing conditions, including regulatory approvals. We expect the transaction to close during the three months ending September 30, 2006. To facilitate the acquisition of Software Spectrum, we have received a commitment from a financial institution to provide up to $150.0 million in new credit to finance the acquisition and for general corporate purposes. It is contemplated that such credit facilities would be composed of a five-year revolving credit facility in the amount of $75.0 million and a five-year term loan facility in the amount of $75.0 million. These facilities would be in addition to our existing $200.0 million accounts receivable securitization facility.
     Net cash provided by operating activities. Cash flows from operations for the six months ended June 30, 2006 and 2005 were $125.4 million and $67.3 million, respectively. Cash flows from operations for the six months ended June 30, 2006 resulted primarily from increases in accounts payable, decreases in inventories, net earnings from continuing operations before depreciation and decreases in accounts receivable. Accounts payable increased due to timing of payments at period end. Inventories decreased due primarily to improvements in our supply chain activities and fewer opportunistic purchases during the period. Accounts receivable decreased due to improvements in the aging of accounts receivable. Cash flows from operations for the six months ended June 30, 2005 resulted primarily from net earnings from continuing operations before depreciation, decreases in accounts receivable and increases in client payments received in advance of shipment, offset partially by a decrease in accounts payable.
     Our consolidated cash flow operating metrics for the six months ended June 30, 2006 and 2005 are as follows:

	Six Months Ended
	June 30,
	2006	2005
Days sales outstanding in ending accounts receivable (“DSOs”)	48	45
Annualized inventory turns, excluding inventories not available for sale	31	30
Days purchases outstanding in ending accounts payable (“DPOs”)	25	24

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
     The increase in DSOs is due primarily to a higher percentage of net sales being transacted in the last month of the six-month period ended June 30, 2006 than for the same period in 2005. The increase in inventory turns and decrease in inventories is due primarily to improvements in supply chain activities and fewer opportunistic purchases during the period. Inventories will fluctuate depending on opportunistic purchases by us and the timing of projects with large enterprise and public sector clients. The $21.8 million of inventories not available for sale at June 30, 2006 represents inventories segregated pursuant to binding client contracts, which will be recorded as net sales when the criteria for sales recognition are met. DPOs increased due to timing of payments at period end.
     If, as contemplated, sales continue to increase in the future, we anticipate that cash flow from operations will be used, at least partially, to fund working capital as we typically increase balances in our inventories and pay our suppliers on average terms that are shorter than the average terms granted to our clients in order to take advantage of supplier discounts.
     Net cash provided by investing activities. Cash flows provided by investing activities for the six months ended June 30, 2006 and 2005 were $29.3 million and $10.9 million, respectively. On June 30, 2006, we completed the sale of Direct Alliance to TeleTech for a purchase price of $46.5 million, subject to a working capital adjustment. In January 2005, we received the $27.8 million receivable from an underwriter related to the 2004 sale of our investment in a subsidiary. Capital expenditures of $17.2 million for the six months ended June 30, 2006 primarily relate to capitalized costs of computer software developed for internal use and hardware upgrades. Capital expenditures for the six months ended June 30, 2005 of $16.4 million primarily related to the purchase of an office facility for $7.8 million, capitalized costs of computer software developed for internal use and computer equipment. We expect total capital expenditures in 2006 to be between $30.0 million and $35.0 million, exclusive of expected capital expenditures related to our acquisition of Software Spectrum.
     Net cash used in financing activities. Cash flows used in financing activities for the six months ended June 30, 2006 and 2005 were $56.7 million and $43.7 million, respectively. During the six months ended June 30, 2006, cash was primarily used to make repayments on our short-term financing facility and line of credit, offset partially by cash received from proceeds of sales of common stock under employee stock plans and excess tax benefit from employee gains on stock-based compensation.
     We anticipate that cash flow from operations, together with the funds available under our current and contemplated financing facilities, will be adequate to support our presently anticipated cash and working capital requirements for operations through 2006 and longer if we successfully renew our short-term finance facility at or prior to the expiration of its current term on December 30, 2006. Additionally, we expect to use any excess cash to reduce outstanding debt incurred in connection with the acquisition of Software Spectrum. We have no reason to believe the facility will not be renewed at the end of its current term.
     See Note 5 to our consolidated financial statements in Part I, Item 1 of this report for a description of our financing facilities, including terms, amounts outstanding, amounts available and weighted average borrowings and interest rates during the quarter.
Off Balance Sheet Arrangements
     We have entered into off-balance sheet arrangements, which include guaranties and indemnifications, as defined by the SEC’s Final Rule 67, “Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.” The guaranties and indemnifications are discussed in Note 9 to the consolidated financial statements in Part I, Item 1 this report. We believe that none of our off-balance sheet arrangements have, or is reasonably likely to have, a material current or future effect on our financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Recently Issued Accounting Pronouncements
     See Note 1 to our consolidated financial statements in Part I, Item 1 of this report for a description of recent accounting pronouncements, including our expected dates of adoption and the estimated effects on our results of operations and financial condition.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
     We have interest rate exposure arising from our financing facilities, which have variable interest rates. These variable interest rates are affected by changes in short-term interest rates. We manage interest rate exposure by maintaining a conservative debt to equity ratio.
     We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows will not be material. Our financing facilities expose net earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. We had no borrowings outstanding under the interest-bearing financing facilities at June 30, 2006. Had any amounts been outstanding, the interest rates attributable were 5.60% and 8.25% per annum at June 30, 2006. A change in net earnings resulting from a hypothetical 10% increase or decrease in interest rates would not be material.
     After our acquisition of Software Spectrum, our exposure to market risk from changes in interest rates will increase as we have received a commitment from a financial institution to provide new credit facilities of up to $150.0 million to finance the acquisition and for general corporate purposes. It is contemplated that such credit facilities would be composed of a five-year revolving credit facility in the amount of $75.0 million and a five-year term loan facility in the amount of $75.0 million, both of which would have variable interest rates.
Foreign Currency Exchange Risk
     Our sales, expense, and capital purchasing activities are primarily transacted in U.S. dollars. However, since a portion of our business is operated in the United Kingdom and Canada in their respective functional currencies, we do have foreign currency translation exposure for changes in exchange rates for the British pound sterling and the Canadian dollar. Additionally, our U.S. operations outsource one of its call centers to our Canadian operations for a monthly charge, which creates some foreign currency transaction exposure. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may adversely affect our consolidated financial statements as expressed in U.S. dollars. We monitor our foreign currency exposure and may from time to time enter into hedging transactions to manage this exposure. There were no hedging transactions during the quarter ended June 30, 2006, and there were no hedging instruments outstanding at June 30, 2006. A change in net earnings from continuing operations resulting from a hypothetical 10% increase or decrease in exchange rates would not be material.
     After our acquisition of Software Spectrum, our exposure to risk from changes in foreign exchange rates will increase as Software Spectrum currently has operation centers in the United States, Germany and Australia, as well as sales offices in the United States, Canada, France, Germany, the United Kingdom, the Netherlands, Finland, Norway, Denmark, Belgium, Sweden, Switzerland, Italy, Spain, Austria, Russia, Poland, the Czech Republic, Ireland, New Zealand, China and Singapore. We currently do not conduct any hedging activities, and, to the extent that we continue not to do so in the future, we may be vulnerable to the effects of currency exchange-rate fluctuations. In addition, some currencies are subject to limitations on conversion into other currencies, which can limit the ability to otherwise react to rapid foreign currency devaluations.

INSIGHT ENTERPRISES, INC.
Item 4. Controls and Procedures.
Quarterly Controls Evaluation and Related CEO and CFO Certifications.
     We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this Quarterly Report on Form 10-Q. The controls evaluation was done under the supervision and with the participation of management, including our CEO and Chief Financial Officer (“CFO”). Attached as exhibits to this Quarterly Report on Form 10-Q are certifications of the CEO and the CFO, which are required by Rule 13a-14 and Rule 15d-14 under the Exchange Act. This Item 4 includes the information concerning the controls evaluation referred to in the certifications and should be read in conjunction with the certifications for a more complete understanding of the topics presented.
Definition of Disclosure Controls
     As defined by Exchange Act Rules 13a-15(e) and 15d-15(e), Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements in accordance with GAAP. To the extent that components of our internal control over financial reporting are included within our Disclosure Controls, they are included in the scope of our quarterly controls evaluation.
Limitations on the Effectiveness of Controls
     Management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting would detect or prevent all errors and all fraud if any were to occur. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our operations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
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

INSIGHT ENTERPRISES, INC.
basis by our internal audit department and by other personnel in our finance organization. Our goal is to monitor our Disclosure Controls and modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.
     Among other matters, we also considered whether our evaluation identified any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, and whether we had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. This information was important both for the controls evaluation generally and because Item 5 in the certifications of the CEO and CFO, filed as exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q, require that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent auditors. We interpret “significant deficiencies” to mean a control deficiency, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a misstatement of our quarterly or interim consolidated financial statements that is more than inconsequential will not be prevented or detected. We understand that the term “material weakness in internal control” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our quarterly or interim consolidated financial statements will not be prevented or detected. We also sought to address other control matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.
Conclusions
     Based upon the controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our Disclosure Controls were effective to provide reasonable assurance that material information relating to Insight Enterprises, Inc. and its consolidated subsidiaries is made known to management, including the CEO and CFO.
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting during our second quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     Our internal controls over financial reporting are not expected to be affected by the sale of Direct Alliance which is described in more detail in Note 11 to our consolidated financial statements in Part I, Item 1 of this report. We do expect the acquisition of Software Spectrum, which is described in more detail in Note 12 to our consolidated financial statements in Part I, Item 1 of this report, to cause changes in our internal controls over financial reporting.
Part II – OTHER INFORMATION
Item 1. Legal Proceedings.
     None.
Item 1A. Risk Factors.
     Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, results of operations and financial condition. On July 20, 2006, we entered into a definitive agreement to acquire Software Spectrum. This transaction is expected to close during the three months ended September 30, 2006, at which time we will commence integration of Software Spectrum into our operations. The risk factors described below discuss separately those risks that are

INSIGHT ENTERPRISES, INC.
applicable to our current operations and those additional risks that will be applicable if and when the acquisition of Software Spectrum is complete.
Risks related to our current operations
     Changes in the IT industry and/or economic environment may reduce demand for the products and services we sell. Our results of operations are influenced by a variety of factors, including the condition of the IT industry, general economic conditions, shifts in demand for, or availability of, computer products, peripherals and software and IT services and industry introductions of new products, upgrades or methods of distribution. Net sales can be dependent on demand for specific product categories, and any change in demand for or supply of such products could have a material adverse effect on our net sales, and/or cause us to record write-downs of obsolete inventory, if we fail to react in a timely manner to such changes. Our operating results are also highly dependent upon our level of gross profit as a percentage of net sales, which fluctuates due to numerous factors, including changes in prices from suppliers, changes in the amount and timing of supplier reimbursements and marketing funds that are made available, volumes of purchases, changes in client mix, the relative mix of products sold during the period, general competitive conditions, the availability of opportunistic purchases and opportunities to increase market share. In addition, our expense levels, including marketing, the costs of facilities expansion, acquisitions and the costs and salaries incurred in connection with the hiring of account executives, are based, in part, on anticipated net sales and the anticipated amount and timing of supplier reimbursements and marketing funds. Therefore, we may not be able to reduce spending in a timely manner to compensate for any unexpected net sales shortfall and any such inability could have a material adverse effect on our business, results of operations and financial condition.
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
     Certain manufacturers and distributors provide us with substantial incentives in the form of rebates, supplier reimbursements and marketing funds, early payment discounts, referral fees and price protections. Supplier funds are used to offset, among other things, inventory, costs of goods sold, marketing costs and other operating expenses. Certain of these funds are based on our volume of net sales or purchases, growth rate of net sales or purchases and marketing programs. If we do not grow our net sales over prior periods or if we are not in compliance with the terms of these programs, there could be a material negative effect on the amount of incentives offered or paid to us by manufacturers. Additionally, suppliers routinely change the requirements for, and the amount of, funds available. No assurance can be given that we will continue to receive such incentives or that we will be able to collect outstanding amounts relating to these incentives in a timely manner, or at all. A reduction in, the discontinuance of, a significant delay in receiving or the inability to collect such incentives could have a material adverse effect on our business, results of operations and financial condition.
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

INSIGHT ENTERPRISES, INC.
sold, Dell product if it is specifically requested by our clients and approved by Dell, although we do not proactively advertise or offer Dell products.
     Disruptions in our IT and voice and data networks could affect our ability to service our clients and cause us to incur additional expenses. We believe that our success to date has been, and future results of operations will be, dependent in large part upon our ability to provide prompt and efficient service to our clients. Our ability to provide that level of service is largely dependent on the accuracy, quality and utilization of the information generated by our IT systems, which affect our ability to manage our sales, client service, distribution, inventories and accounting systems and the reliability of our voice and data networks. In January 2004, we completed the IT system conversion across all of Insight’s operations serving United States clients. We have been making and will continue to make enhancements and upgrades to the system, including a planned upgrade to mySAP to be completed during the first half of 2007. Over the next few years, we plan to convert Insight’s United Kingdom and Canadian operations to this software platform. There can be no assurances that these enhancements or conversions will not cause disruptions in our business, and any such disruption could have a material adverse effect on our results of operations and financial condition. Additionally, if we complete conversions that shorten the life of existing technology or render it impaired, we could incur additional depreciation expense and/or impairment charges. Although we have built redundancy into most of our systems, have documented system outage policies and procedures and have comprehensive data backup, we do not have a formal disaster recovery or business continuity plan. Substantial interruption in our IT systems or in our telephone communication systems would have a material adverse effect on our business, results of operations and financial condition.
     The IT products and services industry is intensely competitive and actions of competitors, including manufacturers of products we sell, can negatively affect our business. Competition has been based primarily on price, product availability, speed of delivery, credit availability and quality and breadth of product lines and, increasingly, is also based on the ability to tailor specific solutions to client needs. We compete with manufacturers, including manufacturers of products we sell, as well as a large number and wide variety of marketers and resellers of IT products and services. Product manufacturers, in particular, have programs to sell directly to the business client, particularly larger corporate clients and thus, are a competitive threat to us. In addition, software publishers are increasing the volume of software products distributed electronically directly to end-users and in the future may pay lower referral fees for sales of certain software licensing agreements sold by us. An increase in the volume of products sold through any of these competitive programs or distributed directly electronically to end-users or a decrease in the amount of referral fees paid to us, or increased competition for providing services to these clients, could have a material adverse effect on our business, results of operations and financial condition.
     Additionally, we believe our industry will see further consolidation as product resellers and direct marketers combine operations or acquire or merge with other resellers, service providers and direct marketers to increase efficiency, service capabilities and market share. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their product and service offerings. Accordingly, it is possible that new competitors or alliances among competitors may emerge and acquire significant market share. Generally, pricing is very aggressive in the industry, and we expect pricing pressures to continue. There can be no assurance that we will be able to negotiate prices as favorable as those negotiated by our competitors or that we will be able to offset the effects of price reductions with an increase in the number of clients, higher net sales, cost reductions, greater sales of services, which are typically at higher gross margins, or otherwise. Price reductions by our competitors that we either cannot or choose not to match could result in an erosion of our market share and/or reduced sales or, to the extent we match such reductions, could result in reduced operating margins, any of which could have a material adverse effect on our business, results of operations and financial condition.
     Certain of our competitors in each of our operating segments have longer operating histories and greater financial, technical, marketing and other resources than we do. In addition, some of these competitors may be able to respond more quickly to new or changing opportunities, technologies and client requirements. Many

INSIGHT ENTERPRISES, INC.
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
     There are risks associated with international operations that are different than those inherent in the United States business. We currently have operations in the United Kingdom and Canada and plan to expand operations further globally. In implementing our international strategy, we may face barriers to entry and competition from local companies and other companies that already have established global businesses, as well as the risks generally associated with conducting business internationally. These risks include local labor conditions and regulations, the ability to attract and retain suitable local management, exposure to currency fluctuations, limitations on foreign investment, potential tax exposure in repatriating earnings, and the additional expense and risks inherent in operating in geographically and culturally diverse locations. Because we plan to develop our international business through acquisitions, we may also be subject to risks associated with such acquisitions, including those relating to combining different corporate cultures and shared decision-making. There can be no assurance that we will succeed in increasing our international business or do so in a profitable manner.
     International operations also expose us to currency fluctuations as we translate the financial statements of our foreign operations to U.S. dollars. Although the effect of currency fluctuations on our financial results has not generally been material in the past, there can be no guarantee that the effect of currency fluctuations will not be material in the future. In particular, there has been a trend toward a strengthening U.S. dollar relative to the British pound sterling. If this trend continues, it could have a negative effect on our consolidated results of operations.
     We depend on certain key personnel. Our future success will be largely dependent on the efforts of key management personnel. Over the past eighteen months, we have replaced several key personnel, including the President of Insight Direct USA, with new key personnel. The loss of one or more of these key teammates could have a material adverse effect on our business, results of operations and financial condition. We cannot assure you that we will be able to continue to attract or retain highly qualified executive personnel or that any such executive personnel will be able to lead us in directions that will increase stockholder value. We also believe that our future success will be largely dependent on our continued ability to attract and retain highly qualified management, sales, service and technical personnel. We cannot assure you that we will be able to attract and retain such personnel. Further, we make a significant investment in the training of our sales account executives. Our inability to retain such personnel or to train them either rapidly enough to meet our expanding needs or in an effective manner for quickly changing market conditions could cause a decrease in the overall quality and efficiency of our sales staff, which could have a material adverse effect on our business, results of operations and financial condition.

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
     Our principal financing facility expires in December 2006, and if we are unable to renew this facility or replace it on acceptable terms, we may incur higher interest expenses or your equity interests may be diluted. Our financing facilities include a $200.0 million accounts receivable securitization financing facility and a $30.0 million revolving line of credit. During the three months ended June 30, 2006, we closed our inventories financing facility. The availability under each of the financing facilities is subject to formulas based on our eligible trade accounts receivable and inventories. As of June 30, 2006, we had no amounts outstanding under these facilities and $190.4 million was available. The accounts receivable securitization financing facility expires in December 2006 and the line of credit expires on December 31, 2008. We have no reason to believe the accounts receivable securitization financing facility will not be renewed before the end of 2006. However, it is possible that we may be unable to renew our existing accounts receivable securitization financing facility or secure alternative financing or, if we are able to renew our existing accounts receivable securitization financing facility or secure alternative financing, it may be on less favorable terms, such as higher interest rates. If we were unable to renew our existing accounts receivable securitization financing facility or secure alternative financing, we may be required to seek other financing alternatives such as selling additional equity securities or convertible debt securities that would dilute the equity interests of current stockholders. We cannot assure you that we will be able to obtain such financing on terms favorable to us or at all.
     We may not be able to protect out intellectual property adequately and we may be subject to intellectual property infringement claims and either of these could have a significant impact on our business. To protect our intellectual property, we rely on copyright and trademark laws, unpatented proprietary know-how and trade secrets, as well as confidentiality, invention assignment, non-competition and non-solicitation agreements. There can be no assurance that these measures will afford us sufficient protection of our intellectual property, and it is possible that third parties may copy or otherwise obtain and use our proprietary information without authorization or otherwise infringe on our intellectual property rights. The disclosure of our trade secrets could impair our competitive position and could have a material adverse effect on our business relationships, results of operations, financial condition and future growth prospects. Likewise, many businesses are actively investing in, developing and seeking protection for intellectual property in the areas of search, indexing, e-commerce and other web-related technologies, as well as a variety of online business models and methods, all of which are in addition to traditional research and development efforts for IT products and application software. As a result, disputes regarding the ownership of these technologies are likely to arise in the future, and, from time to time, parties do assert various infringement claims against us in the form of cease-and-desist letters, lawsuits and other communications. If there is a determination that we have infringed the proprietary rights of others, we could incur substantial monetary liability, be forced to stop selling infringing products or providing infringing services, be required to enter into costly royalty or licensing agreements, if available, or be prevented from using the rights, which could force us to change our business practices in the future. As a result, these types of claims could have a material adverse effect on our business, results of operations and financial condition.
     We issue options and restricted stock shares and units under our long-term incentive plans, and these issuances dilute the interests of stockholders. We have reserved shares of our common stock for issuance under our 1998 LTIP and our 1999 Broad Based Plan. As approved by our stockholders, our 1998 LTIP provides that additional shares of common stock may be reserved for issuance based on a formula contained in that plan. The formula provides that the total number of shares of common stock remaining for grant under the 1998 LTIP and any of our other option plans, plus the number of shares subject to unexercised options and unvested grants of restricted stock granted under any plan, shall not exceed 20% of the outstanding shares of our common stock at the time of calculation of the additional shares. Therefore, we reserve additional shares on an ongoing basis for

INSIGHT ENTERPRISES, INC.
issuance under this plan. At June 30, 2006, we had options outstanding to acquire 6,269,137 shares of common stock and there were 78,332 shares of restricted common stock and 461,300 restricted common stock units unreleased. Based on the 1998 LTIP formula, we had 2,857,239 shares of common stock available for grant at June 30, 2006.
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
After the acquisition of Software Spectrum, assuming regulatory approval, the following additional risks may affect our operations
     The integration and operation of Software Spectrum may disrupt our business and create additional expenses. An acquisition involves numerous risks, including difficulties in the conversion of IT systems and assimilation of operations of the acquired company, the diversion of management’s attention from other business concerns, risks of entering markets in which we have had no or only limited direct experience, assumption of unknown liabilities and the potential loss of key teammates and/or clients, all of which in turn could have a material adverse effect on our business, results of operations and financial condition.
     We may not achieve the anticipated benefits from the acquisition of Software Spectrum. Our integration of Software Spectrum assumes certain synergies and other benefits. We cannot assure that unforeseen factors will not offset the intended benefits of the acquisition, in whole or in part.
     The migration of Software Spectrum to our IT systems and voice and data networks could cause disruptions in our IT and voice and data networks, which could affect our ability to service our clients and cause us to incur additional expenses. We are currently upgrading our existing IT systems to mySAP, and plan to convert the acquired business to our IT systems once the upgrade is completed. We anticipate that the integration of the acquired business to our IT platform in the United States, Canada and the United Kingdom will take approximately twenty-four months after the acquisition. Additionally, certain assumed expense synergies are dependent on migrating Software Spectrum to our IT systems. There can be no assurances that this conversion will occur within twenty-four months after the acquisition or that the conversion will not cause disruptions in our business. Any delay in the timing could decrease and/or delay our expense savings and any such disruption could have a material adverse effect on our results of operations and financial condition.
     The acquisition and operation of Software Spectrum will utilize cash, increase outstanding debt and interest expense and lower availability on our financing facilities. Under the terms of the purchase agreement, we will acquire Software Spectrum for a cash purchase price of $287.0 million, subject to a working capital adjustment. We expect to fund the purchase price and initial, as well as seasonal, working capital requirements by using existing cash balances, obtaining $150.0 million in new credit facilities and drawing upon our existing $200.0 million accounts receivable securitization financing facility. Additionally, a large portion of our financing facilities has a variable interest rate, which increases our exposure to interest rate fluctuations and may result in greater interest expense than we have forecasted. The purchase price and working capital requirements of the acquired business will utilize the majority of our cash balances, increase our outstanding debt and interest expense and lower the availability on our financing facilities, all of which could have a material adverse effect on our results of operations and financial condition.

INSIGHT ENTERPRISES, INC.
     Our international operations will increase and our increased exposure to the risks of a global market could hinder the ability to maintain and expand international operations. In addition to our current operations in the United States, Canada and the United Kingdom, Software Spectrum currently has operation centers in the United States, Germany and Australia, as well as sales offices in the United States, Canada, France, Germany, the United Kingdom, the Netherlands, Finland, Norway, Denmark, Belgium, Sweden, Switzerland, Italy, Spain, Austria, Russia, Poland, the Czech Republic, Ireland, New Zealand, China and Singapore. In the regions in which Software Spectrum does not currently have a physical presence, such as Japan, India and Latin America, clients are served through strategic relationships. We plan to continue to evaluate opportunities to open new international sales offices or enter into strategic relationships to serve international clients. The success and profitability of international operations are subject to numerous risks and uncertainties, many of which are outside of our control, such as:
•	political or economic instability;

•	changes in governmental regulation;

•	changes in import/export duties;

•	trade restrictions;

•	difficulties and costs of staffing and managing operations in certain foreign countries;

•	work stoppages or other changes in labor conditions;

•	taxes;

•	payment terms; and

•	seasonal reductions in business activity in some parts of the world.
     In addition, until a payment history is established with clients in a new region, the likelihood of collecting receivables generated by such operations, on a timely basis or at all, could be less than expected. As a result, there is a greater risk that reserves set with respect to the collection of such receivables may be inadequate. Furthermore, changes in policies and/or laws of the United States or foreign governments resulting in, among other things, higher taxation, currency conversion limitations or the expropriation of private enterprises could reduce the anticipated benefits of their international operations. Any actions by countries in which we conduct business to reverse policies that encourage foreign trade could have a material adverse effect on our results of operations and financial condition.
     Establishing operations in any foreign country or region presents risks such as those described above, as well as risks specific to the particular country or region. There can be no assurance that we will succeed in maintaining or expanding our international operations or do so in a profitable manner.
     Our exposure to currency exchange risks will increase, and we cannot predict the effect of future exchange rate fluctuations on our business and operating results. In 2005, approximately 38% of Software Spectrum’s total net sales were generated outside the United States and were denominated in foreign currencies, principally the Euro and the British pound sterling. International operations are sensitive to currency exchange risks. We will have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect their operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will become more expensive in terms of U.S. dollars to pay expenses with foreign currencies. In addition, currency devaluation against the U.S. dollar can result in a loss to us if we hold deposits of that currency. We currently do not conduct any hedging activities, and, to the extent that we continue not to do so in the future, we may be vulnerable to the effects of currency exchange-rate fluctuations. In addition, some currencies are subject to limitations on conversion into other currencies, which can limit the ability to otherwise react to rapid foreign currency devaluations. We cannot predict the effect of future exchange-rate fluctuations on business and operating results and significant rate fluctuations could have a material adverse effect on results of operations and financial condition.
     If purchased goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings. We anticipate that the purchase price allocation for the acquisition of Software

INSIGHT ENTERPRISES, INC.
Spectrum will result in a material amount allocated to goodwill and amortizable intangible assets. In accordance with GAAP, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, resulting in a negative effect on our results of operations.
     We may have difficulty in maintaining or growing the software direct marketing business if publishers, particularly Microsoft, reduce or eliminate the indirect sales channel to distribute their products. After the acquisition, the percentage of our net sales represented by software will increase from approximately 12% to 39%, which results in an increased reliance on software publishers, particularly Microsoft. The manner in which software products are distributed and sold and the manner in which publishers compensate channel partners such as ourselves is continually changing. Software publishers may intensify their efforts to sell their products directly to end-users, including our current and potential clients, and may reduce the compensation to resellers or change the requirements for earning these amounts. Other products and methodologies for distributing software may be introduced by publishers, present competitors or other third parties. If the use of the indirect sales channel in these programs or the payments to channel partners is reduced or eliminated, or if other methods of distribution of software which exclude direct marketers such as us become common, it could have a material adverse effect on our business, results of operations and financial condition.
     Sales of software licenses are subject to seasonal changes in demand and resulting sales activities. Software Spectrum’s software direct marketing business is subject to seasonal change. In particular, sales and profits in the United States, Canada and Europe are typically lower in the first and third quarters due to lower levels of software purchases during those times. As a result, our quarterly results may be materially affected during those periods. In addition, periods of higher sales activities during certain quarters may require a greater use of working capital to fund the business. During these periods, these increased working capital requirements could temporarily increase our leverage and liquidity needs and expose us to greater financial risk during those periods. Due to these seasonal changes, the operating results for any three-month period, after the acquisition, will not necessarily be indicative of the results that may be achieved for any subsequent fiscal quarter or for a full fiscal year.
     We have very limited experience in outsourcing business functions to India. Early in 2006, Software Spectrum entered into a business solutions partner agreement to outsource certain business processes, such as credit and collections, accounts payable and other administrative and back-office positions, to a third-party provider with operations in India. If we continue or expand Software Spectrum’s outsourcing of certain business functions to India, we could be required to change our existing operations and to adopt new policies and procedures for managing the third-party provider. We have very limited experience in outsourcing business functions to India, and there is no assurance that we will be successful in achieving meaningful cost reductions or greater resource efficiency from utilizing this third-party provider. The outsourcing of business functions to India may also cause disruption in our business that could have a material adverse effect on our results of operations and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     There were no unregistered sales of equity securities during the three months ended June 30, 2006.
     We have never paid a cash dividend on our common stock, and our financing facilities prohibit the payment of cash dividends without the lenders’ consent.

INSIGHT ENTERPRISES, INC.
Issuer Purchases of Equity Securities

			(c)	(d)
	(a)		Total Number of Shares	Approximate Dollar Value
	Total Number	(b)	Purchased as Part of	of Shares That May Yet be
	of Shares	Average Price	Publicly Announced	Purchased Under the Plans
Period	Purchased	Paid per Share	Plans or Programs	or Programs[1]
April 1, 2006 through April 30, 2006	—	$—	—	$50,000,000
May 1, 2006 through May 31, 2006	—	—	—	50,000,000
June 1, 2006 through June 30, 2006	—	—	—	50,000,000

Total	—		—

[1]	On January 26, 2006, we announced that our Board of Directors had authorized the repurchase of up to $50,000,000 of our common stock. We made no repurchases under this program during the three months ended June 30, 2006.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     Insight Enterprises, Inc. 2006 Annual Meeting of Stockholders was held on April 4, 2006. At the 2006 Annual Meeting of Stockholders, the following proposals were considered:
•	the election of Timothy A. Crown, Stanley Laybourne and Kathleen S. Pushor as Class III directors to serve until the 2009 annual meeting of stockholders or until their respective successors have been duly elected and qualified; and

•	the ratification of the appointment of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2006.
            The proposals were approved by the following votes:

		Votes
	Votes For	Withheld	Abstentions	Broker Non-Votes
Proposal 1
Election of Timothy A. Crown as Class III Director	44,937,796	1,695,080	711,404	—
Election of Stanley Laybourne as Class III Director	43,289,457	3,343,419	711,404	—
Election of Kathleen S. Pushor as Class III Director	45,911,310	721,566	711,404	—

Proposal 2
Ratification of the appointment of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2006	45,645,654	974,965	12,257	—

INSIGHT ENTERPRISES, INC.
     In addition, Class I Directors (Eric J. Crown, Bennett Dorrance and Michael M. Fisher) and Class II Directors (Richard A. Fennessy, Larry A. Gunning and Robertson C. Jones) continued their respective terms of office following the 2006 annual meeting of stockholders.
Item 5. Other Information.
     None.
Item 6. Exhibits.
(a) Exhibits. (unless otherwise noted, exhibits are filed herewith)

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc. (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the year ended December 31, 2005 filed on February 17, 2006, File No. 0-25092).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc. (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 5, 2005, File No. 0-25092).

3.3	Amended and Restated Bylaws of the Insight Enterprises, Inc. (incorporated by reference to Exhibit 3.2 of our Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000, File No. 0-25092).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).

4.2	Rights Agreement (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on March 17, 1999, File No. 0-25092).

10.1	Stock Purchase Agreement, dated as of June 14, 2006, by and among Teletech Holdings, Inc., Insight Enterprises, Inc. and Direct Alliance Corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 15, 2006, File No. 0-25092).

10.2	Stock Purchase Agreement, dated as of July 20, 2006, by and among Insight Enterprises, Inc., Level 3 Communications, Inc. and Technology Spectrum Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on July 21, 2006, File No. 0-25092).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

INSIGHT ENTERPRISES, INC.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2006	INSIGHT ENTERPRISES, INC.

	By:	/s/ Richard A. Fennessy

Richard A. Fennessy
President and Chief Executive Officer

	By:	/s/ Stanley Laybourne

Stanley Laybourne
Chief Financial Officer, Secretary and Treasurer
(Principal financial officer)