Form 10-Q
period 2006-09-30
INSIGHT ENTERPRISES INC
filed 2007-07-26
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006
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
Yes ☐ No ☑
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
Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock as of June 29, 2007 was 49,100,749.

INSIGHT ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
Three Months Ended September 30, 2006

INSIGHT ENTERPRISES, INC.
EXPLANATORY NOTE REGARDING RESTATEMENT OF OUR
CONSOLIDATED FINANCIAL STATEMENTS
     In this Quarterly Report on Form 10-Q, we have restated our consolidated balance sheet as of December 31, 2005. The consolidated statements of earnings for the three and nine months ended September 30, 2006 and 2005 and the consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005 did not require restatement.
     Based on information provided by an independent committee of the Board of Directors (the “Options Subcommittee”) resulting from its review of the Company’s historical stock option granting practices, we identified errors in the Company’s accounting related to stock option compensation expenses in prior periods. The Options Subcommittee’s review encompassed all options on Company securities granted to directors, officers, or employees from the Company’s initial public offering in January 1995 through November 30, 2005 (the “Relevant Period”). During this period, the Company made more than 28,000 individual option grants, involving options on more than 28 million (split-adjusted) shares, on 957 separate grant dates. Additionally, the Company undertook an analysis of the results of the Options Subcommittee’s review as well as all stock option activity during the Relevant Period. We determined that corrections to our consolidated financial statements were required to reflect additional material charges for stock-based compensation expenses and related income tax effects.
     Our consolidated retained earnings as of December 31, 2005 incorporates an aggregate of approximately $30.9 million in incremental stock option-related compensation charges relating to the period from January 24, 1995 through December 31, 2005. This charge is net of a $16.5 million tax benefit related to the restatement adjustments. This additional compensation expense results from our determination, based upon the Options Subcommittee’s review and the Company’s analysis, that for accounting purposes, the dates initially used to measure compensation expense for many stock option grants to employees, executive officers and outside non-employee directors during the period could not be relied upon. In particular, the Options Subcommittee identified various categories of grants that had been made by the Company during the period under review including: (a) discretionary grants of various types; (b) anniversary grants; (c) promotion grants; (d) new hire grants; and (e) program grants. In general, the Options Subcommittee found: (x) a lack of significant issues with respect to new hire grants; (y) that during a portion of the period under review, the Company retrospectively selected dates for anniversary grants and promotion grants based on the lowest price in a particular period; and (z) inadequate documentation surrounding certain discretionary grants, including grants to officers that required approval by the Compensation Committee. We determined that the revised measurement dates for accounting purposes differed from the originally selected measurement dates due primarily to: (i) insufficient or incomplete approvals; (ii) inadequate or incomplete establishment of the terms of the grants, including the list of individual recipients; and (iii) the use of hindsight to select exercise prices.
     In those cases in which the Company had previously used a measurement date that we determined could no longer be relied upon, we undertook to identify the most supportable measurement date from the available evidence. For the grant dates specifically reviewed by the Options Subcommittee, management analyzed the documents identified during the review performed by the Options Subcommittee, the information contained in the Company’s stock plan administration database application (“Equity Edge”), minute books, personnel files, payroll records, Securities and Exchange Commissions (“SEC”) filings, electronic files on the Company’s computer network and human resources systems to determine the appropriate measurement dates. We considered the information available for each recipient included in each of the grant dates to determine the most supportable measurement date for each individual grant within the grant date. For the remaining grants not specifically reviewed by the Options Subcommittee, management reviewed each grant date and all available support contained in the Stock Plan Administration hard copy files, human resources system data and Equity Edge information for each recipient included in each of the individual grant dates to determine the type of grant and most supportable measurement date for each individual grant within the grant date. The Company used the information contained in Equity Edge to categorize the grants, if possible, into the various categories discussed above. Individual grants categorized in Equity Edge as new hire or anniversary grants were separately accumulated and analyzed. For more information on our restatement, see “Management’s Discussion and

INSIGHT ENTERPRISES, INC.
Analysis of Financial Condition and Results of Operations” in Item 2 and Note 2 of our Notes to the Consolidated Financial Statements in Item 1 of this Quarterly Report.
     In addition to the restatements for stock-based compensation, we recorded a pre-tax adjustment for $1.0 million to record a legal settlement expense that was recorded in the first quarter of 2006, which should have been recorded in the fourth quarter of 2005. The tax effect of this adjustment was $0.4 million.
     All financial information contained in this Quarterly Report on Form 10-Q gives effect to the restatements of our consolidated financial statements as described above. We have not amended, and we do not intend to amend, our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for each of the fiscal years and fiscal quarters of 1995 through 2005, and for the first six months of the fiscal year ended December 31, 2006. Financial information included in reports previously filed or furnished by Insight Enterprises, Inc. for the periods from January 1, 1995 through June 30, 2006 should not be relied upon and are superseded by the information in this Quarterly Report on Form 10-Q.
     Management has determined that we have a material weakness in our internal control over financial reporting relating to the implementation and administration of our equity compensation programs and the accounting for awards thereunder as of December 31, 2006. As described in more detail in Item 4 of this Quarterly Report, although the Company made its last stock option grant on November 30, 2005, based on the findings of the Options Subcommittee, the problems uncovered during the review have caused the Company to undertake remedial measures to ensure that similar problems cannot occur in connection with its grants of restricted stock. We have identified and are implementing measures designed to remedy this material weakness.
FORWARD-LOOKING STATEMENTS
     Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect net sales, gross profit, operating expenses, earnings from continuing operations, non-operating income and expenses or net earnings; effects of acquisitions; projections of capital expenditures and growth; hiring plans; plans for future operations; the availability of financing and our needs or plans relating thereto; plans relating to our products and services; the effect of new accounting principles or changes in accounting policies; the effect of guaranty and indemnification obligations; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions, and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements, include but are not limited to:
•	changes in the information technology industry and/or the economic environment;

•	our reliance on partners for product availability, marketing funds, purchasing incentives and competitive products to sell;

•	disruptions in our information technology and voice and data networks, including the upgrade to mySAP and the migration of Software Spectrum to our information technology and voice and data networks;

•	the integration and operation of Software Spectrum, including our ability to achieve the expected benefits of the acquisition;

•	actions of our competitors, including manufacturers/publishers of products we sell;

•	the informal inquiry from the SEC and the fact that we could be subject to stockholder litigation related to the investigation by the Options Subcommittee of our Board of Directors into our stock option granting practices and the related restatement of our consolidated financial statements;

INSIGHT ENTERPRISES, INC.
•	the recently enacted changes in securities laws and regulations, including potential risk resulting from our evaluation of internal controls under the Sarbanes-Oxley Act of 2002;

•	the risks associated with international operations;

•	sales of software licenses are subject to seasonal changes in demand;

•	increased debt and interest expense and lower availability on our financing facilities;

•	increased exposure to currency exchange risks;

•	our dependence on key personnel;

•	risk that purchased goodwill or amortizable intangible assets become impaired;

•	our failure to comply with the terms and conditions of our public sector contracts;

•	risks associated with our very limited experience in outsourcing business functions to India;

•	rapid changes in product standards; and

•	intellectual property infringement claims.
Additionally, there may be other risks that are otherwise described from time to time in the reports that we file with the Securities and Exchange Commission (“SEC”).
     In addition, these forward-looking statements include statements regarding the informal inquiry commenced by the SEC and a stockholder’s demand to inspect our books and records pursuant to Section 220 of the Delaware General Corporation Law. There can be no assurances that forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Important factors that could cause actual results to differ materially include: adjustments to the consolidated financial statements that may be required related to the SEC informal inquiry; and risks of litigation and governmental or other regulatory inquiry or proceedings arising out of or related to the Company’s historical stock option granting practices. Therefore, any forward-looking statements in this release should be considered in light of various important factors, including the risks and uncertainties listed above, as well as others.
     We assume no obligation to update, and do not intend to update, any forward-looking statements. We do not endorse any projections regarding future performance that may be made by third parties.

PART I- FINANCIAL INFORMATION
Item 1. Financial Statements.
INSIGHT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,	December 31,
	2006	2005
	(unaudited)	As Restated (1)
ASSETS
Current assets:
Cash and cash equivalents	$71,071	$35,145
Accounts receivable, net of allowances for doubtful accounts of $23,424 and $15,892	720,022	480,458
Inventories	115,670	121,223
Inventories not available for sale	19,402	35,528
Deferred income taxes	22,764	22,535
Other current assets	36,781	7,089

Total current assets	985,710	701,978

Property and equipment, net of accumulated depreciation of $84,592 and $90,395	126,228	133,017
Buildings held for lease, net of accumulated depreciation of $4,358	16,706	—
Goodwill	294,212	87,124
Intangible assets, net of accumulated amortization of $741	88,908	—
Other assets	24,821	221

	$1,536,585	$922,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$390,335	$183,501
Accrued expenses and other current liabilities	120,728	55,956
Current portion of long-term debt	15,000	—
Deferred revenue	33,860	24,747
Line of credit	22,000	21,309
Inventories financing facility	—	4,281
Short-term financing facility	—	45,000

Total current liabilities	581,923	334,794

Long-term debt	242,000	—
Deferred income taxes	25,787	15,371
Other long-term liabilities	22,089	2,262

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 48,728 shares at September 30, 2006 and 47,736 shares at December 31, 2005 issued and outstanding	487	477
Additional paid-in capital	359,659	334,404
Retained earnings	278,797	220,846
Accumulated other comprehensive income – foreign currency translation adjustment	25,843	14,186

Total stockholders’ equity	664,786	569,913

	$1,536,585	$922,340

(1)	See Note 2 “Restatement of Consolidated Financial Statements.”
See accompanying notes to consolidated financial statements .

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$918,592	$823,599	$2,544,599	$2,371,633
Costs of goods sold	803,041	728,937	2,225,743	2,090,991

Gross profit	115,551	94,662	318,856	280,642
Operating expenses:
Selling and administrative expenses	89,553	71,506	247,816	214,321
Severance and restructuring expenses	729	378	729	4,442
Reductions in liabilities assumed in a previous acquisition	—	—	—	(664)

Earnings from operations	25,269	22,778	70,311	62,543
Non-operating (income) expense:
Interest income	(1,650)	(830)	(3,658)	(2,560)
Interest expense	1,264	429	2,333	1,026
Other expense, net	208	207	552	674

Earnings from continuing operations before income taxes	25,447	22,972	71,084	63,403
Income tax expense	8,207	8,814	24,370	24,447

Net earnings from continuing operations	17,240	14,158	46,714	38,956

Earnings from discontinued operation, net of taxes of $0, $755, $1,258 and $2,857, respectively	—	1,224	2,093	4,623
Gain on sale of discontinued operation, net of taxes of $5,978 for nine months ended September 30, 2006	—	—	9,144	—

Net earnings from discontinued operation	—	1,224	11,237	4,623

Net earnings	$17,240	$15,382	$57,951	$43,579

Net earnings per share — Basic:
Net earnings from continuing operations	$0.36	$0.29	$0.97	$0.80
Net earnings from discontinued operation	—	0.03	0.23	0.09

Net earnings per share	$0.36	$0.32	$1.20	$0.89

Net earnings per share — Diluted:
Net earnings from continuing operations	$0.35	$0.29	$0.97	$0.79
Net earnings from discontinued operation	—	0.02	0.23	0.09

Net earnings per share	$0.35	$0.31	$1.20	$0.88

Shares used in per share calculations:
Basic	48,411	48,412	48,230	48,862

Diluted	48,658	48,936	48,375	49,383

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2006	2005
		As Restated (1)
Cash flows from operating activities:
Net earnings from continuing operations	$46,714	$38,956
Plus: net earnings from discontinued operation	11,237	4,623

Net earnings	57,951	43,579
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,819	10,954
Provision for losses on accounts receivable	2,101	4,410
Write-downs of inventories	6,892	5,253
Non-cash stock-based compensation	10,101	550
Gain on sale of discontinued operation	(15,122)	—
Tax benefit from employee gains on stock-based compensation	—	1,936
Excess tax benefit from employee gains on stock-based compensation	(1,035)	—
Deferred income taxes	22,035	3,590
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(10,538)	4,085
Decrease in inventories	25,399	4,526
(Increase) decrease in other current assets	(16,627)	4,849
Increase in other assets	(20,953)	(346)
Increase (decrease) in accounts payable	20,885	(22,822)
Decrease in inventories financing facility	(11,819)	(3,035)
(Decrease) increase in deferred revenue	(3,193)	9,668
Increase (decrease) in accrued expenses and other liabilities	24,762	(7,789)

Net cash provided by operating activities	105,658	59,408

Cash flows from investing activities:
Proceeds from sale of discontinued operation	46,500	—
Acquisition of Software Spectrum, net of cash acquired	(323,009)	—
Purchases of property and equipment	(26,383)	(26,395)
Cash receipt of underwriter receivable, net	—	26,904

Net cash (used in) provided by investing activities	(302,892)	509

Cash flows from financing activities:
Repayments on short-term financing facility	(45,000)	(40,000)
Borrowings on long-term financing facility	202,000	60,000
Repayments on long-term financing facility	(20,000)	—
Borrowings on term loan	75,000	—
Net borrowings on line of credit	691	—
Proceeds from sales of common stock under employee stock plans	14,140	6,589
Excess tax benefit from employee gains on stock-based compensation	1,035	—
Repurchase of common stock	—	(49,077)

Net cash provided by (used in) financing activities	227,866	(22,488)

Cash flows from discontinued operation:
Net cash used in operating activities	(8,885)	(2,348)
Net cash provided by (used in) investing activities	11,710	(2,606)
Net cash used in financing activities	(2,696)	(127)

Net cash provided by (used in) discontinued operation	129	(5,081)

Foreign currency exchange effect on cash flow	5,165	(3,325)

Increase in cash and cash equivalents	35,926	29,023
Cash and cash equivalents at beginning of period	35,145	38,443

Cash and cash equivalents at end of period	$71,071	$67,466

(1)	See Note 2 “Restatement of Consolidated Financial Statements.”
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation and Recently Issued Accounting Pronouncements
     We are a leading provider of brand-name information technology (“IT”) hardware, software and services to large enterprises, small- to medium-sized businesses (“SMB”) and public sector institutions in North America, Europe, the Middle East, Africa and Asia-Pacific. Currently, our offerings in North America and the United Kingdom include brand-name IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC currently only include software and select software-related services.
     On September 7, 2006, we completed our acquisition of Software Spectrum, Inc. (“Software Spectrum”) for a cash purchase price of $287,000,000 plus working capital of $64,380,000, which included cash acquired of $30,285,000. The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired was recorded as goodwill. See further information in Note 12.
     On June 30, 2006, we completed the sale of 100% of the outstanding stock of Direct Alliance Corporation (“Direct Alliance”) for a cash purchase price of $46,500,000, subject to earn out and claw back provisions that have not been resolved as of July 25, 2007. Accordingly, Direct Alliance’s results from operations for all periods presented are classified as a discontinued operation. See further information in Note 13.
     The accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2006, our results of operations for the three and nine months ended September 30, 2006 and 2005 and our cash flows for the nine months ended September 30, 2006 and 2005. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”) and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).
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
Recently Issued Accounting Pronouncements
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS No. 155 will have a material effect on our consolidated financial statements and disclosures.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
     In June 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” (“EITF No. 06-3”) that, for periods beginning after December 15, 2006, entities may adopt a policy of presenting taxes in the income statement on either a gross or net basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of EITF No. 06-3 would include taxes that are imposed concurrent with or subsequent to a revenue transaction between a seller and a customer. EITF No. 06-3 will not affect the method that we employ to present sales taxes in our consolidated financial statements, as we currently present sales net of taxes, and we anticipate that we will continue to do so in the future.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 applies to all entities subject to income taxes and covers all tax positions accounted for in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation will require that we recognize the effect of a tax position in our consolidated financial statements if there is a greater likelihood than not of the position being sustained upon audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We have determined that there will not be a material adjustment to beginning retained earnings as a result of the implementation of FIN 48 in the first quarter of 2007.
     On May 2, 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, or FSP FIN 48-1, which amends FIN 48, to provide guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under FSP FIN 48-1, a tax position is considered to be effectively settled if the taxing authority completed its examination, the company does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the information used to measure fair value, and (3) the effect that fair-value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are in the process of determining the effect that the adoption of SFAS No. 157 will have on our consolidated financial statements and disclosures.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of a company’s balance sheets and statements of operations and the related financial statement disclosures. SAB No. 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption of SAB No. 108 will not have a material effect on our consolidated financial statements and disclosures.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which becomes effective for fiscal periods beginning after November 15, 2007. Under SFAS No. 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. This election, called the “fair value option,” will enable some companies to reduce volatility in

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
reported earnings caused by measuring related assets and liabilities differently. We do not expect that the adoption of SFAS No. 159 will have a material effect on our consolidated financial statements and disclosures.
2. Restatement of Consolidated Financial Statements
Background
     We announced on October 19, 2006 that the Company’s Board of Directors had appointed an Options Subcommittee, comprised of independent directors, to conduct a review of the Company’s stock options. Certain present and former directors and executive officers of the Company were named as defendants in a derivative lawsuit related to stock option practices from 1997 to 2002, filed in Superior Court, County of Maricopa, Arizona on September 21, 2006. The Company had been named as a nominal defendant in that action. On December 22, 2006, we filed a motion to dismiss the complaint based on plaintiff’s failure to make a pre-suit demand on the Company’s Board of Directors. Before the opposition to the motion was due, the plaintiff voluntarily asked the Court to dismiss the lawsuit, and, on January 19, 2007, the Court granted the plaintiff’s motion to voluntarily dismiss the lawsuit without prejudice. In addition, we announced on November 6, 2006 that on October 27, 2006, the Company received an informal inquiry from the Securities and Exchange Commission (the “SEC”) requesting certain documents and information relating to the Company’s stock option granting practices from January 1, 1996 to the present.
     The Options Subcommittee was assisted by independent legal counsel and independent forensic accounting consultants. At the conclusion of its review, the Options Subcommittee reported its findings to the Company’s Board of Directors and to KPMG LLP, the Company’s independent registered public accounting firm, on March 9, 2007 and March 13, 2007, respectively. Management, assisted by its own independent legal counsel and independent forensic consultants, then undertook an analysis of the results of the Options Subcommittee’s review, as well as all stock option activity during the period after the Company’s initial public offering on January 24, 1995 through November 30, 2005, the last date on which we granted stock options (the “Relevant Period”).
     Based upon the investigation and determinations made by the Options Subcommittee of the Board of Directors and management’s undertaking of a review of historical stock option activity, the Company identified errors in its accounting related to stock option compensation expense for each of the fiscal years ended 1995 through 2005 and for the first quarter of the year ended December 31, 2006. In a Form 8-K filed on April 5, 2007, we reported that based on the findings of the Options Subcommittee and the conclusions reached to date by management in its analysis, our previously issued financial statements would require restatement and should no longer be relied upon.
     We determined, based upon the Options Subcommittee’s review and the Company’s analysis, that for accounting purposes, the dates initially used to measure compensation expense for various stock option grants to employees, executive officers and outside non-employee directors during the period could not be relied upon. The revised measurement dates identified for accounting purposes differed from the originally selected measurement dates due primarily to: (i) insufficient or incomplete approvals; (ii) inadequate or incomplete establishment of the terms of the grants, including the list of individual recipients; and (iii) the use of hindsight to select exercise prices. These restated consolidated financial statements reflect the corrections resulting from our determination.
Restatement Adjustments
     Our restated consolidated financial statements contained in this Form 10-Q incorporate stock-based compensation expense, including the income tax impacts related to the restatement adjustments. The restatement adjustments result in a $30.8 million reduction of retained earnings as of December 31, 2004. The total restatement impact for the years ended December 31, 1995 through December 31, 2004, of $30.8 million, net of related tax benefits of $16.5 million, has been reflected as a prior period adjustment to beginning retained earnings as of January 1, 2005.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
     In addition to the restatements for stock-based compensation, we recorded a pre-tax adjustment for $1.0 million to record a legal settlement expense that was recorded in the first quarter of 2006, which should have been recorded in the fourth quarter of 2005. The tax effect of this adjustment was $0.4 million.
     The following table summarizes the effect of the restatement adjustments on beginning retained earnings as of January 1, 2005 (in thousands):

Retained Earnings
January 1, 2005
As previously reported	$230,879

Adjustments:
Stock option compensation expense	(47,307)
Income tax benefit	16,519

Total adjustments	(30,788)

As restated	$200,091

     The consolidated statements of earnings for the three and nine months ended September 30, 2006 and 2005 and the consolidated statements of cash flows for the nine months ended September 30, 2006 did not require restatement.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
     The tables below present the decrease (increase) in net earnings resulting from the individual restatement adjustments for each respective period presented and are explained in further detail following the table (in thousands):

	Six Months
	Ended	Year Ended
	June 30, 2006	2005	2004	2003	2002	2001	2000
Stock option compensation from continuing operations:
Discretionary Grants	$—	$42	$196	$3,510	$11,716	$4,190	$5,830
Anniversary Grants	—	—	13	127	929	1,591	1,432
Promotion Grants	—	2	5	24	105	186	111
New Hire Grants	—	7	19	(15)	39	14	48
Program Grants	—	—	1	8	28	89	23

Total stock compensation expense from continuing operations	—	51	234	3,654	12,817	6,070	7,444

Other miscellaneous accounting adjustments:
Adjustment to record legal settlement in appropriate period	(1,000)	1,000	—	—	—	—	—

Total other miscellaneous accounting adjustments	(1,000)	1,000	—	—	—	—	—

Total adjustments to earnings from continuing operations before income taxes	(1,000)	1,051	234	3,654	12,817	6,070	7,444
Income tax (expense) benefit	(390)	392	196	1,579	4,331	2,009	2,620

Total adjustments to earnings from continuing operations	(610)	659	38	2,075	8,486	4,061	4,824

Total stock option compensation expense from discontinued operations	—	41	56	880	4,834	2,951	2,344
Income tax benefit	—	16	23	326	1,652	980	790

Total adjustments to earnings from discontinued operations, net of taxes	—	25	33	554	3,182	1,971	1,554

Total adjustments to net earnings before cumulative effect of change in accounting principle	(610)	684	71	2,629	11,668	6,032	6,378
Total adjustments to cumulative effect of change in accounting principle	—	—	—	—	—	—	—

Total decrease (increase) in net earnings	$(610)	$684	$71	$2,629	$11,668	$6,032	$6,378

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Year Ended
	1999	1998	1997	1996	1995	Total
Stock option compensation from continuing operations:
Discretionary Grants	$1,341	$1,654	$528	$18	$1	$29,026
Anniversary Grants	243	11	—	1	—	4,347
Promotion Grants	97	21	—	—	—	551
New Hire Grants	350	108	31	15	1	617
Program Grants	71	188	69	—	—	477

Total stock compensation expense from continuing operations	2,102	1,982	628	34	2	35,018

Other miscellaneous accounting adjustments:
Adjustment to record legal settlement in appropriate period	—	—	—	—	—	—

Total other miscellaneous accounting adjustments	—	—	—	—	—	—

Total adjustments to earnings from continuing operations before income taxes	2,102	1,982	628	34	2	35,018
Income tax benefit	702	657	210	13	1	12,320

Total adjustments to earnings from continuing operations	1,400	1,325	418	21	1	22,698

Total stock option compensation expense from discontinued operations	704	433	123	13	2	12,381
Income tax benefit	215	162	47	5	1	4,217

Total adjustments to earnings from discontinued operations, net of taxes	489	271	76	8	1	8,164

Total adjustments to net earnings before cumulative effect of change in accounting principle	1,889	1,596	494	29	2	30,862
Total adjustments to cumulative effect of change in accounting principle	—	—	—	—	—	—

Total decrease (increase) in net earnings	$1,889	$1,596	$494	$29	$2	$30,862

Stock Option Compensation — These adjustments are from our determination, based upon the Options Subcommittee’s review and the Company’s analysis, that for accounting purposes, the dates initially used to measure compensation expense for numerous option grants to employees, executive officers and outside non-employee directors during the period could not be relied upon for various categories of option grants including: (i) discretionary grants of various types; (ii) anniversary grants; (iii) promotion grants; (iv) new hire grants; and (v) program grants. The revised measurement dates identified for accounting purposes differed from the originally selected measurement dates due primarily to: (i) insufficient or incomplete approvals; (ii) inadequate or incomplete establishment of the terms of the grants, including the list of individual recipients; and (iii) the use of hindsight to select exercise prices.
     Specifically, for each of the categories of option grants discussed in more detail under “Accounting Considerations” below, we noted the following:
     Stock option grants with insufficient or incomplete approvals. The Company determined that the original recorded grant date could not be relied on because there was correspondence or other evidence that indicated that

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
not all required approvals had been obtained, including for certain grants, Compensation Committee approval. The Company remeasured these option grants with a revised measurement date supported by the required level of approval, as described below, and accounted for these grants as fixed awards under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees.
     Inadequate or incomplete establishment of the terms of the grants. The Company determined that for certain stock option grants, the number of shares and the exercise price were not known with finality at the original measurement date. The Company determined that the original recorded grant date could not be relied on because there was correspondence or other evidence that indicated that the Company had not finalized the number of stock options allocated to each individual recipient and the related exercise price. Based on available supporting documentation, the Company determined the date by which the number of stock options to be awarded to each recipient was finalized and the other terms of the award were established and accounted for these grants as fixed awards under APB 25.
     The use of hindsight to select exercise prices. As noted below, the Company followed an informal policy of awarding options to individual employees in recognition of the anniversary of their employment with the Company or in conjunction with employee promotions using hindsight to select the exercise price. In many instances, little or no documentation to support dates selected for option grants could be located by the Company. Further, instances of favorable, retrospective date selection of discretionary grants were identified. Also, as noted below, the investigation noted instances of inadequate documentation, or retrospective date selection, relating to the award of grants to the Company’s top three executive officers, all of which required Compensation Committee approval. Based on available supporting documentation, the Company determined a revised measurement date and accounted for these grants as fixed awards under APB 25.
Income Tax Benefit — The Company recorded a net income tax benefit of approximately $16.5 million in connection with the stock-based compensation related expense during the period from fiscal year 1995 to December 31, 2004, net of estimated limitations under Internal Revenue Code Section 162(m). This tax benefit resulted in an increase of the Company’s deferred tax assets for most U.S. affected stock options prior to the exercise or forfeiture of the related options. With the exception of UK employees exercising options after 2002, the Company recorded no tax benefit or deferred tax asset for affected stock options granted to non-U.S. employees because the Company determined that it could not receive tax benefits for these options. Further, the Company limited the deferred tax assets recorded for affected stock options granted to certain highly paid officers to reflect estimated limitations on tax deductibility under Internal Revenue Code Section 162(m). Upon exercise or forfeiture of the underlying options, the excess or deficiency in deferred tax assets are written-off to paid-in capital in the period of exercise or forfeiture.
Accounting Considerations — Stock-Based Compensation
     We originally accounted for all employee, officer and director stock option grants as fixed grants under APB 25, using a measurement date of the recorded grant date. We issued all grants with an exercise price equal to the fair market value of our common stock on the recorded grant date, and therefore originally recorded no stock-based compensation expense.
     As a result of the findings of the Options Subcommittee, and our own further review of our stock option granting practices, we determined that the measurement dates for certain stock option grants differed from the recorded grant dates for such grants. Based on the analysis described below, the Company concluded that it was appropriate to revise the measurement dates for these grants based upon its findings. The Company calculated stock-based compensation expense under APB 25 based upon the intrinsic value as of the adjusted measurement dates of stock option awards determined to be “fixed” under APB 25 and the vesting provisions of the underlying options. The Company calculated the intrinsic value on the adjusted measurement date as the closing price of its common stock on such date as reported on the NASDAQ National Market, now the NASDAQ Global Select Market, less the exercise price per share of common stock as stated in the underlying stock option agreement, multiplied by the number of shares subject to such stock option award. The Company recognizes these amounts as

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
compensation expense over the vesting period of the underlying options in accordance with the provisions of FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. We also determined that variable accounting treatment was appropriate under APB 25 for certain stock option grants for which evidence was obtained that the terms of the options may have been communicated to those recipients and that those terms were subsequently modified (stock option grants cancelled and repriced). When variable accounting is applied to stock option grants, we remeasure, and report in our consolidated statements of earnings, the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised.
     The Company determined the most supportable measurement dates for each of the various categories of options grants as follows:
     Discretionary Grants. Discretionary grants included grants to the Company’s outside directors, the Chief Executive Officer (“CEO”), President and Chief Financial Officer (the “three highest ranking executives” of the Company), other Section 16 Officers, and all other Company employees.
     The Company determined that it had granted stock options to its outside directors pursuant to the Company’s stock plans or Board of Directors’ minutes in the majority of instances; however, in a few instances, certain grants to these individuals require alternative measurement dates based on the approval dates specified in plan documents or signed minutes. The Company recorded a pre-tax adjustment to compensation expense totaling less than $0.1 million associated with all grants to outside directors during the Relevant Period.
     During the Relevant Period, the Company followed a practice of requiring Compensation Committee approval of the stock option awards to the three highest ranking executives of the Company. For some grants, the Compensation Committee minutes do not indicate approval of an award. In other instances, the Company either did not locate minutes or the evidence was inconclusive concerning when a specific meeting occurred. The Company determined that certain grants to these individuals require alternative measurement dates. For example, due to inconclusive evidence regarding the date of Compensation Committee approval, because the Board had approved the Proxy Statement in which the award was specifically listed, the Proxy Statement filing date was selected as the best evidence of a measurement date for the award. The Company recorded a pre-tax adjustment to compensation expense totaling $13.3 million for all grants to the three highest ranking executives of the Company during the Relevant Period.
     Prior to May 16, 2003, the CEO approved stock option awards to Section 16 Officers. Evidence of CEO approval typically consisted of an email containing the grant terms. Effective with the May 16, 2003 Compensation Committee meeting, the Compensation Committee was required to approve grants to the Section 16 Officers. Evidence of Compensation Committee approval included Compensation Committee minutes or a signed Unanimous Written Consent (“UWC”). The Company determined that certain grants to these individuals require alternative measurement dates based on the date of approval identified in the supporting documentation. The Company recorded a pre-tax adjustment to compensation expense totaling $9.5 million in connection with discretionary grants to Section 16 Officers, in addition to the $13.3 million pre-tax adjustment for grants to the three highest ranking executives of the Company, during the Relevant Period.
     Throughout most of the Relevant Period, the Company’s option plans granted discretion to the CEO to award option grants to any Company employee, other than the top three executives. The CEO in turn authorized a defined number of options in connection with certain discretionary grants during the Relevant Period that were allocated by certain senior executives amongst employees within particular business units. In certain instances, the review revealed that lists of grantees within specified business units had not been finalized as of the grant date. Where required, the Company identified alternative measurement dates for these discretionary grants and recorded the required pre-tax adjustment to compensation expense totaling $7.9 million during the Relevant Period.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
     During the Relevant Period, the Company also granted annual performance-based options to employees at the discretion of certain executives and managers within each business unit. Based on the supporting documentation, the business units finalized the list of awards by person on different dates. The Company reconciled each list to the actual awards contained in the Company’s stock plan administration database to determine the date by which each business unit’s list was finalized. The Company recorded a pre-tax adjustment to compensation expense totaling $6.5 million for six grant dates during the Relevant Period that primarily related to annual performance reviews.
     Anniversary Grants. Throughout the Relevant Period, the Company followed an informal policy of awarding options to individual employees in recognition of the anniversary of their employment with the Company or in conjunction with employee promotions. The number of these options was determined by the employee’s level within the Company, or, in the case of promotion grants, the level to which the employee was promoted. The majority of these grants were modest in size, generally 500 options or less. In the case of senior management, anniversary or promotion grants could be much larger, at 5,000 or 7,500 options. Occasionally, very senior executives, other than the top three executives, received larger grants for anniversaries or promotions, but these were relatively few and were generally done on a case-by-case basis.
     The Options Subcommittee review indicated that the Company’s anniversary related options were granted with measurement dates determined by three general methods, depending upon the time period in the Relevant Period. From the beginning of the Relevant Period through the end of 1998, anniversary grants were generally granted with a measurement date on an employee’s actual anniversary date. For a period of time between 1999 and 2002, the grant dates generally were selected retrospectively based on either the low price of a month or the low price of the quarter. In the third quarter of 2002, the Company began a practice of awarding anniversary grants on the 15th day of each month for the balance of 2002, and in January 2003, the Company essentially ceased making anniversary grants, except for minimal contractual grants to certain United Kingdom employees which continued into 2005.
     The Company used email correspondence or other documentation maintained in the Stock Plan Administration files and information obtained from the Company’s human resources system and payroll records to determine each employee’s anniversary date based on the employee’s hire (and corresponding anniversary) date. The general granting practice for anniversary awards in place at the relevant point in time was used to determine the appropriate measurement date for each employee’s anniversary award. For a limited number of grants, absent evidence of the employee’s hire date, the date the employee record of the stock options was added to the Company’s stock plan administration database application was used as the measurement date for the awards identified as anniversary grants. For periods where the Company issued anniversary grants using quarterly or monthly lows, or other low prices, alternate measurement dates were required. The Company recorded a pre-tax compensation expense adjustment totaling $6.6 million for anniversary grants during the Relevant Period.
     Promotion Grants. Promotion grants were generally handled in the same manner as anniversary grants. In some instances, promotion grants were awarded on the promotion effective date and other times at the low price of the month or quarter. The Company’s analysis revealed that the Company had a general practice of granting promotion options on the employees’ promotion effective dates from 1998 through 2000. The Company selected either the promotion effective date, if available, or the date the employee record of the stock options was added to the Company’s stock plan administration database application, if the promotion effective date was not available, as the measurement date for the promotion grants issued from 1998 through 2000. For subsequent periods where the Company issued promotion grants using quarterly or monthly lows, or other low prices, alternate measurement dates were required. The Company recorded a pre-tax compensation expense adjustment totaling $2.2 million for promotion grants during the Relevant Period.
     New Hire Grants. Throughout the Relevant Period, the Company issued an option grant to each new employee on the employee’s start date. The Company had a uniform practice of granting a specific number of options depending on the incoming employee’s level within the Company. For example, the lowest level

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
employees would receive 50 options on their start date, while certain managers might receive 2,500 options. Senior executive officers would typically receive much larger grants upon joining the Company, and those grants were typically negotiated as part of a total compensation package that were reflected in an employment agreement or offer letter. In general, the Company found a lack of significant issues with respect to new hire grants. Compensation expense was required to be recorded for administrative and error corrections and in a small number of cases where it was determined that an employee received an award with an effective date earlier than their actual start date, or where the amount of the grant was negotiated or otherwise selected after the employee began working at the Company. Additionally, during certain limited periods, due to a limited number of options being available to grant, the Company issued certain new hire grants at a later date along with the period’s anniversary grants at the low price of the month or quarter, in which case the Company determined that alternate measurement dates were required. The Company recorded a pre-tax compensation expense adjustment totaling $0.7 million for new hire grants during the Relevant Period.
     Program Grants. The Company had numerous routine grant programs under which options were awarded to employees who participated on specific teams within the Company, completed certain training programs or achieved certain goals in their jobs. These options (generally 50 to 250 options) were typically only granted to individual employees below a certain level. Although these grants were routinely made on an annual or quarterly basis, no official written policies existed describing the exact criteria or timing for each grant program. Not all of the grants awarded pursuant to these programs could be identified due to incomplete or inconsistent documentation. The Company typically determined the most supportable measurement date based on communication of the list of recipients and the respective number of options to be granted to Stock Plan Administration. In those instances where the review failed to reveal a specific date when lists were received in Stock Plan Administration, the Company selected the date the employee record of the stock options was added to the Company’s stock plan administration database application as the measurement date. The Company recorded a pre-tax adjustment to compensation expense totaling $0.6 million for these program grants during the Relevant Period.
     For some grants, the Company identified no supporting documentation to determine the timing of the approval of the terms of the grant. In these instances, the Company selected the date the employee record of the stock options was added to the Company’s stock plan administration database application as the measurement date.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Effect of the Restatement Adjustments on our Consolidated Financial Statements
     The following table presents the effect of the restatement adjustments on the Company’s previously reported consolidated balance sheet as of December 31, 2005 (in thousands):

	December 31, 2005
	As Reported	Adjustments		As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$35,145	$—		$35,145
Accounts receivable, net	480,458	—		480,458
Inventories	121,223	—		121,223
Inventories not available for sale	35,528	—		35,528
Deferred income taxes	22,535	—		22,535
Other current assets	7,089	—		7,089

Total current assets	701,978	—		701,978

Property and equipment	133,017	—		133,017
Goodwill	87,124	—		87,124
Other assets	221	—		221

Total assets	$922,340	$—		$922,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$183,501	$—		$183,501
Accrued expenses and other current liabilities	54,926	1,030	(A)(B)	55,956
Deferred revenue	24,747	—		24,747
Short-term financing facility	45,000	—		45,000
Line of credit	21,309	—		21,309
Inventories financing facility	4,281	—		4,281

Total current liabilities	333,764	1,030		334,794

Long-term deferred income taxes	20,290	(4,919	) (A)	15,371
Other long-term liabilities	2,262	—		2,262

Total liabilities	356,316	(3,889)		352,427

Stockholders’ equity:
Preferred stock	—	—		—
Common stock	477	—		477
Additional paid in capital	299,043	35,361	(A)	334,404
Retained earnings	252,318	(31,472	) (A)	220,846
Accumulated other comprehensive income- foreign currency translation adjustment	14,186	—		14,186

Total stockholders’ equity	566,024	3,889		569,913

Total liabilities and stockholders’ equity	$922,340	$—		$922,340

(A)	Adjustment for stock-based compensation expense pursuant to APB No. 25 and the associated income tax benefit.

(B)	Adjustment for a legal settlement expense that was recorded in the first quarter of 2006, which should have been recorded in the fourth quarter of 2005.
The following table presents the effect of the restatement adjustments on the Company’s previously reported consolidated statement of cash flows for the nine months ended September 30, 2005 (in thousands):

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2005
		Discontinued
	As Reported	Operations (B)	Adjustments	As Restated
Cash flows from operating activities
Net earnings from continuing operations	$43,579	$(4,623)	$—	$38,956
Plus: net earnings from discontinued operation	—	4,623	—	4,623

Net earnings	43,579	—	—	43,579

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,651	(2,697)	—	10,954
Provisions for losses on accounts receivable	4,160	250	—	4,410
Write-downs of inventories	5,253	—	—	5,253
Non-cash stock-based compensation expense	550	—	—	550
Deferred income taxes	3,590	—	—	3,590
Tax benefits from employee gains on stock-
based compensation	1,936	—	—	1,936

Change in assets and liabilities:
Decrease in accounts receivable	995	3,090	—	4,085
Decrease in inventories	4,533	(7)	—	4,526
Decrease in other current assets	4,940	(91)	—	4,849
Increase in other assets	(346)	—	—	(346)
Decrease in accounts payable	(26,378)	3,556	—	(22,822)
Decrease in inventories financing facility	(3,035)	—	—	(3,035)
Increase in deferred revenue	10,622	(954)	—	9,668
Decrease in accrued expenses and other
current liabilities	(6,990)	(799)	—	(7,789)

Net cash provided by operating activities	57,060	2,348	—	59,408

Cash flows from investing activities
Purchases of property and equipment	(29,001)	2,606	—	(26,395)
Cash receipt of underwriter receivable	26,904	—	—	26,904

Net cash used in (provided by) investing activities	(2,097)	2,606	—	509

Cash flows from financing activities
Repayments on short-term financing facility	(40,000)	—	—	(40,000)
Borrowings on short-term financing facility	60,000	—	—	60,000
Repurchase of common stock	(49,077)	—	—	(49,077)
Borrowings on long term liabilities	(127)	127	—	—
Proceeds from sales of common stock under employee stock plans	6,589	—	—	6,589

Net cash used in financing activities	(22,615)	127	—	(22,488)

Cash flows from discontinued operation
Net cash used in operating activities	—	(2,348)	—	(2,348)
Net cash used in investing activities	—	(2,606)	—	(2,606)
Net cash used in financing activities	—	(127)	—	(127)

Net cash used in discontinued operation	—	(5,081)	—	(5,081)

Foreign currency exchange effect on cash flow	(3,325)	—	—	(3,325)

Increase in cash and cash equivalents	29,023	—	—	29,023
Cash and cash equivalents at the beginning of the year	38,443	—	—	38,443

Cash and cash equivalents at the end of the year	$67,466	$—	$—	$67,466

(A)	Adjustment for stock-based compensation expense pursuant to APB No. 25 and the associated income tax benefit.

(B)	Adjustments to remove cash flows related to Direct Alliance and PlusNet. See further information in Note 13.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Related Proceedings
     In October 2006, we received a letter of informal inquiry from the SEC requesting certain documents relating to our stock option grants and practices. We cannot predict the outcome of this investigation.
3. Stock-Based Compensation
     On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”), which requires stock-based compensation to be measured based on the fair value of the award on the date of grant and the corresponding expense to be recognized over the period during which an employee is required to provide service in exchange for the award. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payments” (“SAB No. 107”), relating to SFAS No. 123R. We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123R. Prior to January 1, 2006, we issued stock options and restricted stock shares and units. For 2006, we have elected to issue service-based and performance-based restricted stock units (“RSUs”) instead of stock options and restricted stock shares.
     We adopted SFAS No. 123R using the modified prospective transition method. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date on which we adopted SFAS No. 123R, and compensation expense must be recognized for any unvested stock option awards outstanding as of such date of adoption. We have not restated prior periods for the adoption of SFAS No. 123R. We have recorded stock-based compensation expense in prior periods related to the amortization of the fair value of restricted stock awards over their respective vesting period. Stock-based compensation expense is classified in the same line item of the consolidated statements of earnings as other payroll-related expenses for the specific employee.
     Reported and pro forma net earnings and earnings per share for the three and nine months ended September 30, 2005 were as follows (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net earnings, as reported	$15,382	$43,579
Deduct: Stock-based compensation expense determined under fair value method for all awards, net of tax	(2,465)	(6,884)
Add: Stock-based compensation expense included in net earnings, net of tax	135	311

Pro forma net earnings	$13,052	$37,006

Basic earnings per share:
As reported	$0.32	$0.89

Pro forma	$0.27	$0.76

Diluted earnings per share:
As reported	$0.31	$0.88

Pro forma	$0.27	$0.75

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
     We recorded the following pre-tax amounts for stock-based compensation, by operating segment, in our consolidated financial statements (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Insight North America*
Restricted stock awards and RSUs	$812	$209	$2,274	$498
Stock options	1,716	—	5,940	—

	$2,528	$209	$8,214	$498

Insight UK*
Restricted stock awards and RSUs	$98	$—	$263	$—
Stock options	151	—	554	—

	$249	$—	$817	$—

Software Spectrum*
Restricted stock awards and RSUs	$53	$—	$53	$—

Total Continuing Operations	$2,830	$209	$9,084	$498

Discontinued Operation
Restricted stock awards and RSUs	$—	$8	$46	$13
Stock options	—	—	141	—
Acceleration of RSUs	—	—	702	—
Modification of stock options	—	—	128	—

	$—	$8	$1,017	$13

Total	$2,830	$217	$10,101	$511

*	Recorded in selling and administrative expenses.
     We have various long-term incentive plans, including equity-based plans in Insight Enterprises, Inc. The purpose of the plans is to benefit and advance stockholders’ interests by rewarding officers, directors and certain teammates (employees are referred to within the Company and this document as “teammates”), for their contributions to our success, thereby motivating them to continue to make such contributions in the future. The plans permit grants of incentive stock options, nonqualified stock options, restricted stock awards and RSUs. The stock options, restricted stock awards and RSUs generally vest over a one to five year period from the date of grant and the stock options expire five to ten years after the date of grant. Unexercised options generally terminate seven business or ninety calendar days, depending on grant terms, after an individual ceases to be an employee. Unvested restricted stock shares and units terminate immediately after an individual ceases to be an employee.
Company Plans
     In October 1997, the stockholders approved the establishment of the 1998 Long-Term Incentive Plan (the “1998 LTIP”) for our officers, teammates, directors, consultants and independent contractors. The 1998 LTIP authorizes grants of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted common stock and performance-based awards. In 2000, the stockholders approved an amendment to the 1998 LTIP increasing the number of shares eligible for awards to 6,000,000 and allowing our Board of Directors to reserve (which they have done) additional shares such that the number of shares of common

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
stock available for grant under the 1998 LTIP and any of our other option plans, plus the number of options to acquire shares of common stock granted but not yet exercised, or in the case of restricted stock, granted but not yet vested, under the 1998 LTIP and any of our other option plans, shall not exceed 20% of the outstanding shares of our common stock at the time of calculation of the additional shares. This plan has no set expiration date, but the Nasdaq Marketplace Rules will require us to obtain new stockholder approval by 2010 if we desire to continue granting awards under this plan after 2010. As of September 30, 2006, there were 3,553,435 total shares of common stock available to grant for awards under the 1998 LTIP and 1999 Broad Based Employee Stock Option Plan (the “1999 Broad Based Plan”). For further information on the 1999 Broad Based Plan, see below.
     In September 1998, we established the 1998 Employee Restricted Stock Plan (the “1998 Employee RSP”) for our teammates. The total number of restricted common stock shares initially available for grant under the 1998 Employee RSP was 562,500 and as of September 30, 2006, 434,417 shares of restricted common stock were available for grant. There were no grants of restricted common stock under this plan during the three months ended September 30, 2006 and 2005.
     In December 1998, we established the 1998 Officer Restricted Stock Plan (the “1998 Officer RSP”) for our officers. The total number of restricted common stock shares initially available for grant under the 1998 Officer RSP was 56,250, and, as of September 30, 2006, 490 shares of restricted common stock were available for grant. There were no grants of restricted common stock under this plan during the three months ended September 30, 2006 and 2005.
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
     The 1998 LTIP, 1998 Employee RSP, 1998 Officer RSP and 1999 Broad Based Plan are administered by the Compensation Committee of the Board of Directors. Except as provided below, the Compensation Committee has the exclusive authority to administer the plans, including the power to determine eligibility, the types of awards to be granted, the price and the timing of awards. Through some combination of a delegation of authority from the Compensation Committee of the Board of Directors and the express terms of the applicable plan, our Chief Executive Officer (“CEO”) was delegated the authority to grant awards to individuals other than individuals who are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Accounting for Stock Options Prior to SFAS No. 123R Implementation
     Prior to our adoption of SFAS No. 123R, we applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations, including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an interpretation of APB Opinion No. 25,” to account for our fixed-plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. See Note 2, “Restatement of Consolidated Financial Statements.”
     FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. Pro forma expense was recognized in our disclosures using the accelerated vesting methodology of FASB Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” To determine the pro forma expense, we valued our stock options using the Black-

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Scholes-Merton (“Black-Scholes”) option-pricing model. Our determination of fair value of stock options on the date of grant using an option-pricing model was affected by our stock price, as well as assumptions regarding a number of subjective variables. These variables include:
•	Assumptions related to the expected life of the options, which were based on evaluations of historical and expected future employee exercise behavior;

•	The risk-free interest rate, which was based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date; and

•	The historical price volatility of our stock, which was used as the basis for the expected volatility assumption.
     The assumptions used in the Black-Scholes option pricing model to value options granted during the three months ended September 30, 2005 were: dividend yield – 0%; expected volatility – 52%; risk-free interest rate – 4.13%; and expected lives – 2.7 years. For the periods prior to January 1, 2006, we accounted for forfeitures as they occurred.
Accounting for Stock Options After SFAS No. 123R Implementation
     There were no options granted during the nine months ended September 30, 2006 and we do not currently plan to grant any. The current expense for all outstanding options granted prior to January 1, 2006, net of estimated forfeitures, has been recognized in our consolidated statements of earnings for the three and nine months ended September 30, 2006. Forfeitures were estimated and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     For the three and nine months ended September 30, 2006, we recorded in continuing operations stock-based compensation expense related to stock options, net of forfeitures, of $1,867,000 and $6,494,000. As of September 30, 2006, total compensation cost related to non-vested stock options not yet recognized is $6,775,000, which is expected to be recognized over the next 0.9 years on a weighted-average basis.
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
     The following table summarizes our stock option activity during the three months ended September 30, 2006:

				Weighted
				Average
			Aggregate	Remaining
	Number	Weighted Average	Intrinsic Value	Contractual
	Outstanding	Exercise Price	(in-the-money options)	Life (in years)
Outstanding at the beginning of period	6,269,137	$19.34
Granted	—	—
Exercised	(397,764)	16.97	$1,088,360

Expired	(291,961)	22.65
Forfeited	(96,050)	19.25

Outstanding at the end of period	5,483,362	19.34	$10,322,767

Exercisable at the end of period	3,540,079	19.30	$7,710,636	2.85

Vested and expected to vest	5,318,716	19.34	$10,068,283	0.28

Weighted average grant date fair value for options granted during the period	—

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
     The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $20.61 as of September 30, 2006, which would have been received by the option holders had all option holders exercised options and sold the underlying shares on that date.
     The following table summarizes the status of outstanding stock options as of September 30, 2006:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted Average	Average		Average
Range of	Number of	Remaining	Exercise	Number of	Exercise
Exercise	Options	Contractual	Price Per	Options	Price Per
Prices	Outstanding	Life (in years)	Share	Exercisable	Share
$5.09-17.94	1,128,903	3.13	$14.54	986,594	$14.42
17.98-18.93	1,147,717	3.50	18.51	511,986	18.48
19.00-19.93	1,114,855	3.04	19.71	519,282	19.66
20.00-21.25	1,263,925	2.26	21.03	703,005	21.07
21.30-41.00	827,962	2.88	23.92	819,212	23.94

	5,483,362	2.95	19.34	3,540,079	19.30

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
     For 2006, we have elected to issue service-based and performance-based RSUs instead of stock options or restricted stock shares. The number of RSUs ultimately awarded under the performance-based RSUs will vary based on whether we achieve certain financial results. We will record compensation expense each period based on our estimate of the most probable number of RSUs that will be issued under the grants of performance-based RSUs. Additionally, the compensation expense will be reduced for our estimate of forfeitures.
     For the three months ended September 30, 2006 and 2005, we recorded in continuing operations stock-based compensation expense, net of forfeitures, related to restricted stock shares and RSUs of $963,000 and $209,000, respectively. For the nine months ended September 30, 2006 and 2005, we recorded in continuing operations stock-based compensation expense, net of forfeitures, related to restricted stock shares and RSUs of $2,590,000 and $498,000, respectively. As of September 30, 2006, total compensation cost related to nonvested restricted stock was $12,537,000, which is expected to be recognized over the next 1.4 years on a weighted-average basis.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
     The following table summarizes our restricted stock activity, including restricted stock shares and RSUs, during the three months ended September 30, 2006:

		Weighted Average
	Number	Grant Date Fair Value	Fair Value
Nonvested at the beginning of period	539,632	$21.12
Granted	197,967	$18.70
Vested	(30)	$18.67	$495	(a)

Forfeited	(28,800)	$21.35

Nonvested at the end of period	708,769	$20.43	$14,607,729	(b)

RSUs expected to vest	543,621		$11,204,029	(b)

(a)	The fair value of vested shares and RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of restricted stock shares and RSUs had all such holders sold their underlying shares on that date.

(b)	The aggregate fair value for the nonvested shares and the RSUs expected to vest represents the total pre-tax fair value, based on our closing stock price of $20.61 as of September 30, 2006, which would have been received by holders of restricted stock shares and RSUs had all such holders sold their underlying shares on that date.
Direct Alliance Stock Option Plan
     In May 2000, we established the Direct Alliance Corporation 2000 Long-Term Incentive Plan (the “Direct Alliance Plan”). We did not issue any stock options to acquire shares of common stock of Direct Alliance after 2000. The options that were issued in 2000 were fully vested on May 5, 2005 and were exercised on May 5, 2006. As described in Note 13, Direct Alliance was sold on June 30, 2006, and $2,696,000 was paid to the holders of the 1,997,500 exercised Direct Alliance stock options.
4. Earnings Per Share (“EPS”)
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Net earnings from continuing operations	$17,240	$14,158	$46,714	$38,956

Denominator:
Weighted-average shares used to compute basic EPS	48,411	48,412	48,230	48,862
Dilutive potential common shares due to dilutive options and restricted stock	247	524	145	521

Weighted-average shares used to compute diluted EPS	48,658	48,936	48,375	49,383

Net earnings from continuing operations per share:
Basic	$0.36	$0.29	$0.97	$0.80

Diluted	$0.35	$0.29	$0.97	$0.79

     The following weighted-average outstanding stock options during the three and nine months ended September 30, 2006 and 2005 were not included in the diluted EPS calculations because the exercise prices of

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
these options were greater than the average market price of our common stock during the respective periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted-average outstanding stock options excluded from the diluted EPS calculation	4,794	3,985	4,345	4,400

5. Goodwill
     The changes in the carrying amount of goodwill for nine months ended September 30, 2006 are as follows (in thousands):

	North America	EMEA	APAC	Consolidated
Balance at December 31, 2005	$87,124	$—	$—	$87,124
Software Spectrum acquisition	130,541	60,684	16,196	207,421
Foreign currency translation adjustments	257	(199)	(391)	(333)

Balance at September 30, 2006	$217,922	$60,485	$15,805	$294,212

     Goodwill of $207,421,000 represented the excess of the purchase price over the estimated fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed from the purchase of Software Spectrum on September 7, 2006, as discussed in Note 12. In accordance with current accounting standards, the goodwill is not amortized and will be tested for impairment annually in the fourth quarter of our fiscal year.
6. Debt
     At September 30, 2006, our long-term debt consists of the following (in thousands):

September 30,
2006
Term loan	$75,000
Accounts receivable securitization financing facility	182,000

Total	257,000
Less: current portion of term loan	(15,000)

Long-term debt	$242,000

     On September 7, 2006, we entered into a credit agreement with various financial institutions that provides new credit facilities of up to $150,000,000 to finance in part the acquisition of Software Spectrum and for general corporate purposes. The credit facilities are composed of a five-year revolving credit facility in the amount of $75,000,000 and a five-year term loan facility in the amount of $75,000,000. Additionally, we amended our accounts receivable securitization financing facility to increase the maximum funding under the facility from $200,000,000 to $225,000,000 and extend its maturity through September 7, 2009. On September 7, 2006, in order to fund the acquisition of Software Spectrum, we borrowed approximately $173,000,000 under our accounts receivable securitization financing facility and $75,000,000 under our term loan facility. The $75,000,000 outstanding under the five-year term loan facility is payable in quarterly installments through September 2011. Amounts outstanding under the term loan bear interest at a floating rate equal to the London Interbank Offered Rate (“LIBOR”) plus a spread of 0.625% to 1.375% (6.44% at September 30, 2006). In conjunction with the acquisition, no amounts were borrowed under the revolving credit facility. Deferred financing fees of $1,552,000 were capitalized in conjunction with the transaction and are being amortized to interest expense over the five-year term of the term loan facility using the effective interest method.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
     At September 30, 2006, $22,000,000 was outstanding under our $75,000,000 revolving line of credit. Amounts outstanding under the revolving line of credit bear interest, payable quarterly, at a floating rate equal to the prime rate or, at our option, a LIBOR rate plus a pre-determined spread of 0.625% to 1.375% (8.25% and 6.45% per annum, respectively, at September 30, 2006). Because we generally use this line for short-term borrowing needs, our borrowings are generally at the prime rate and amounts outstanding are recorded as current liabilities. The credit facility expires on September 7, 2009. At September 30, 2006, $53,000,000 was available under the line of credit. The line of credit also has a feature which allows us to increase the availability on the line of credit by $37,500,000, upon request. We do not pay any fees on the increased availability under the line until we activate the additional credit.
     We have an agreement to sell receivables periodically to a special purpose accounts receivable and financing entity (the “SPE”), which is exclusively engaged in purchasing receivables from us. The SPE is a wholly-owned, bankruptcy-remote entity that we have included in our consolidated financial statements. The SPE funds its purchases by selling undivided interests in up to $225,000,000 of eligible trade accounts receivable to a multi-seller conduit administered by an independent financial institution. The sales to the conduit do not qualify for sale treatment under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” as we maintain effective control over the receivables that are sold. Accordingly, the receivables remain recorded on our consolidated balance sheets. At September 30, 2006, the SPE owned $371,412,000 of receivables recorded at fair value and included in our consolidated balance sheet, of which $221,546,000 was eligible for funding. The financing facility expires September 7, 2009. Interest is payable monthly, and the interest rate at September 30, 2006 on borrowed funds was 5.89% per annum, including the 0.35% commitment fee on the total $225,000,000 facility. During the three months ended September 30, 2006 and 2005, our weighted average interest rate per annum and weighted average borrowings under the facility were 5.34% and $43,783,000 and 3.56% and $17,554,000, respectively. During the nine months ended September 30, 2006 and 2005, our weighted average interest rate per annum and weighted average borrowings under the facility were 4.93% and $27,538,000 and 3.29% and $13,223,000, respectively. At September 30, 2006, $182,000,000 was outstanding and $39,546,000 was available under the facility.
     Our financing facilities contain various covenants, including the requirement that we comply with leverage and minimum fixed charge ratio requirements. In addition, our credit facilities prohibit the payment of cash dividends without the lenders’ consent and the requirement that we provide annual and quarterly financial information which is reported on by our independent registered public accounting firm to the lenders within a certain time period after the annual or quarterly period ends. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified period of time. Because we were not current with our reporting obligations under the Securities Exchange Act of 1934 beginning on September 30, 2006 and ending on July 25, 2007, we would have been in violation of our financial reporting covenants had we not obtained agreements with our lenders regarding delivery of substitute financial information to them. The agreements with our lenders waived our obligation to provide the filed reports and waived any events of default occurring under the facility as a result of our failure to comply with the financial reporting covenants. We intend to provide all late reports and current financial statements to our lenders upon becoming current in our filings.
7. Share Repurchase Program
     In January 2006, our Board of Directors authorized the repurchase of up to $50,000,000 of our common stock. As of September 30, 2006, we have not purchased any shares under this program.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
8. Income Taxes
          Our effective tax rates for the three months ended September 30, 2006 and 2005 were 32.3% and 38.4%, respectively. For the three months ended September 30, 2006, our effective tax rate was less than the United States federal statutory rate of 35.0% due primarily to:
•	a benefit recognized during the three months ended September 30, 2006 for the reversal of accrued income taxes of $1.4 million resulting from the determination during the quarter that a reserve previously recorded for potential tax exposures was no longer necessary; and

•	lower tax rates on earnings in the United Kingdom and Canada, offset partially by state income taxes, net of federal tax.
For the three months ended September 30, 2005, our effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to state income taxes, net of federal tax, offset partially by lower tax rates on earnings in the United Kingdom and Canada.
          Our effective tax rates for the nine months ended September 30, 2006 and 2005 were 34.3% and 38.6%, respectively. For the nine months ended September 30, 2006, our effective tax rate was less than the United States federal statutory rate of 35.0% due primarily to:
•	a benefit recognized during the nine months ended September 30, 2006 for the reversal of accrued income taxes of $1.4 million resulting from the determination that a reserve previously recorded for potential tax exposures was no longer necessary;

•	internal initiatives implemented during the three months ended June 30, 2006 that reduced certain state income taxes both historically and prospectively; and

•	lower tax rates on earnings in the United Kingdom and Canada, offset partially by state income taxes, net of federal tax.
For the nine months ended September 30, 2005, our effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to:
•	state income taxes, net of federal tax, offset partially by lower tax rates on earnings in the United Kingdom and Canada; and

•	a write-off of a deferred tax asset in the United Kingdom after final settlement of a liability assumed in a previous acquisition.
9. Restructuring and Acquisition Integration Activities
Acquisition-Related Cost Capitalized in 2006 as a Cost of Acquisition of Software Spectrum
          We recorded $11,414,000 of employee termination benefits and facility based costs in connection with the integration of Software Spectrum. These costs were accounted for under EITF Issue No. 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations,” and were based on the integration plans that have been committed to by management. Accordingly, these costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Software Spectrum.
          The employee termination benefits relate to severance payments for Software Spectrum teammates in North America and EMEA who have been or will be terminated in connection with integration plans. The facilities based costs relate to future lease payments or lease termination costs associated with vacating Software Spectrum facilities.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
     The following table details the changes in these liabilities during the nine months ended September 30, 2006 (in thousands):

	North America	EMEA	Consolidated
Acquisition related costs	$1,728	$9,686	$11,414
Foreign currency translation adjustments	—	(30)	(30)
Cash payments	(479)	—	(479)

Balance at September 30, 2006	$1,249	$9,656	$10,905

Severance and Restructuring Costs Expensed in 2006
     During the three months ended September 30, 2006, Insight North America and Insight UK recorded severance expense of $508,000 and $221,000, respectively, associated with the elimination of Insight positions as part of our Software Spectrum integration and expense reduction plans. Of these amounts, cash payments of $508,000 and $58,000 were made in Insight North America and Insight UK, respectively, during the quarter, and $163,000 was still accrued at September 30, 2006. This amount is expected to be paid in 2006 and is therefore included in accrued expenses and other current liabilities at September 30, 2006.
     The following table details the changes in severance and restructuring liabilities during the three months ended September 30, 2006 (in thousands):

	Insight North America	Insight UK	Consolidated
Severance and restructuring expense	$508	$221	$729
Cash payments	(508)	(58)	(566)

Balance at September 30, 2006	$—	$163	$163

Severance and Restructuring Costs Expensed in 2005
     During the year ended December 31, 2005, Insight UK moved into a new facility and recorded restructuring costs of $7,458,000, of which $6,447,000 represented the present value of the remaining lease obligations on the previous lease and $1,011,000 represented duplicate rent expense for the new facility for the last half of 2005. Also, during the year ended December 31, 2005, Insight North America, Insight UK and Direct Alliance recorded employee termination benefits, related mainly to the reduction in headcount of senior management and support staff, of $5,069,000, of which $113,000 was outstanding for Insight North America at December 31, 2005. During the nine months ended September 30, 2006, adjustments of $182,000 and $863,000 were recorded to reflect the accretion of interest for the present value of the remaining lease obligations and fluctuations in the British pound sterling exchange rates, respectively, offset by the release of employee termination benefit accruals of $113,000. Cash payments of $1,745,000 were made during the nine months ended September 30, 2006, resulting in an accrual balance of $6,427,000 at September 30, 2006. In the accompanying consolidated balance sheet at September 30, 2006, $1,888,000 is expected to be paid in 2006 and is therefore included in accrued expenses and other current liabilities, and $4,539,000 is expected to be paid throughout 2007 and 2008 and is therefore included in long-term liabilities. Management expects these restructuring activities to have a positive effect on future operating results as employee-related expenses associated with these positions are expected to be reinvested in operations of the Company primarily in the areas of IT systems, account executives and sales manager headcount, marketing and skills development.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
     The following table details the changes in severance and restructuring liabilities during the nine months ended September 30, 2006 (in thousands):

	Insight North America	Insight UK	Consolidated
Balance at December 31, 2005	$113	$7,127	$7,240
Foreign currency translation and other adjustments	(113)	1,045	932
Cash payments	—	(1,745)	(1,745)

Balance at September 30, 2006	$—	$6,427	$6,427

Acquisition-Related Integration Costs Capitalized in 2001 as a Cost of an Acquisition
     During the year ended December 31, 2001, Insight UK recorded costs of $18,440,000 relating to restructuring the operations of an acquired company to integrate the acquired company’s operations into our own. These costs consisted of employee termination benefits and facilities-based costs of $3,532,000 and $14,908,000, respectively, of which only $267,000 of facilities-based costs remained accrued at December 31, 2005. Cash payments of $85,000 were made and $22,000 in adjustments were made to reflect fluctuations in the British pound sterling exchange rates, resulting in an accrual balance of $204,000 at September 30, 2006. Although the facilities-based costs represent contractual payments under long-term leases, we are actively pursuing opportunities to negotiate a termination of these leases and have recorded the obligations as current accrued liabilities as of September 30, 2006.
10. Reductions in Liabilities Assumed in Previous Acquisition
     During the nine months ended September 30, 2005, Insight UK settled certain liabilities assumed in a previous acquisition for $664,000 less than the amounts originally recorded. The tax expense recorded related to this income was $358,000.
11. Commitments and Contingencies
Contractual
     We have entered into a sponsorship agreement through 2013 with the Valley of the Sun Bowl Foundation, d/b/a Insight Bowl, which is the not-for-profit entity that conducts the Insight Bowl post-season intercollegiate football game. We have committed to pay an aggregate amount of approximately $9,650,000 over the next seven years for sponsorship arrangements, ticket purchases and miscellaneous expenses.
     We have committed to pay the Arizona Cardinals an aggregate of approximately $9,900,000 over the next nine years for advertising and marketing events at the University of Phoenix stadium, the home stadium of the Arizona Cardinals.
     We have entered into a transition services agreement with Level 3 Communications, Inc (“Level 3”) related to our acquisition of Software Spectrum. We have committed to pay an aggregate amount of approximately $1,000,000 to $2,000,000 during 2007 as part of the physical separation of Software Spectrum’s IT environment from Level 3.
     In July 2007, we signed a Statement of Work with Wipro Limited to assist us in integrating our hardware, services and software distribution operations in North America, EMEA and APAC on mySAP. We have committed to pay Wipro an aggregate amount of approximately $17,350,000 against milestones in 2007 through 2009 as set forth in the Statement of Work.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Employment Contracts
     We have employment contracts with certain officers and management teammates under which severance payments would become payable and accelerated vesting of stock-based compensation would occur in the event of specified terminations without cause or terminations under certain circumstances after a change in control. If such persons were terminated without cause or under certain circumstances after a change of control, and the severance payments under the current employment agreements were to become payable, the severance payments would generally be equal to either one or two times the teammates’ annual salary and bonus. Additionally, we would record additional compensation expense for the acceleration of the vesting of any stock-based compensation.
     On May 2, 2007, we announced the retirement of Stanley Laybourne, the Company’s chief financial officer, secretary and treasurer and a member of our Board of Directors. In connection with his retirement, we have agreed to provide him payments and benefits consistent with those required for termination without cause under his existing employment agreement, which has been previously filed with the SEC. Accordingly, we expect to pay him a lump sum severance payment equal to two times his base salary plus two times his 2006 bonus. The total severance amount related to this retirement is estimated to be approximately $2,842,000, including $186,000 of non-cash stock-based compensation expense for a ninety day extension of the post termination exercise period for stock options, substantially all of which will be recorded in our financial statements in the second quarter of 2007.
Guaranties
     In the ordinary course of business, we may guarantee the indebtedness of our subsidiaries to vendors and clients. We have not recorded specific liabilities for these guaranties in the consolidated financial statements because we have recorded the underlying liabilities associated with the guaranties. In the event we are required to perform under the related contracts, we believe the cost of such performance would not have a material adverse effect on our consolidated financial position or results of operations.
Indemnifications
     In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify either our client or a third-party service provider in the arrangement from any losses incurred relating to services performed on our behalf or for losses arising from certain defined events, which may include litigation or claims relating to past performance. These arrangements include, but are not limited to, our indemnification of our officers and directors to the maximum extent under the laws of the State of Delaware, the indemnification of our lessors for certain claims arising from our use of leased facilities, and the indemnification of the lenders that provide our credit facilities for certain claims arising from their extension of credit to us. Such indemnification obligations may not be subject to maximum loss clauses. Management believes that payments, if any, related to these indemnifications are not probable at July 25, 2007 and, if incurred, would be immaterial. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.
     In connection with our sale of Direct Alliance in June 2006, the sale agreement contains certain indemnification provisions pursuant to which we are required to indemnify the buyer for a limited period of time for liabilities, losses or expenses arising out of breaches of covenants and certain breaches of representations and warranties relating to the condition of the business prior to and at the time of sale. Management believes that payments related to these indemnifications, if any, are not probable at July 25, 2007 and, if incurred, would be immaterial.
     In connection with our sale of PC Wholesale in March 2007, the sale agreement contains certain indemnification provisions pursuant to which we are required to indemnify the buyer for a limited period of time

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
for liabilities, losses or expenses arising out of breaches of covenants and certain breaches of representations and warranties relating to the condition of the business prior to and at the time of sale. Management believes that payments related to these indemnifications, if any, are not probable at July 25, 2007 and, if incurred, would not have a material adverse effect on our results of operations.
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
     In June 2006, our subsidiary, Software Spectrum, Inc. was named as a defendant in a civil lawsuit, Allocco v. Gardner (Superior Court, County of San Diego), regarding certain software resale transactions with Peregrine Systems, Inc. The subsidiary was named as successor to Corporate Software & Technology, Inc. (“CS&T”) and alleges that during October 2000 CS&T participated in or aided and abetted a fraudulent scheme by Peregrine to inflate Peregrine’s stock price. Pursuant to the terms of the agreement by which we acquired Software Spectrum, Inc. from Level 3 (the former corporate parent of Software Spectrum, Inc.), Level 3 has agreed to indemnify, defend and hold us harmless for this matter. The discovery process is on-going, and we strongly dispute any allegations of participation in fraudulent behavior. On our behalf Level 3 is vigorously defending this matter.
     In October 2006, we received a letter of informal inquiry from the SEC requesting certain documents relating to our stock option grants and practices. We have cooperated with the SEC and will continue to do so. We cannot predict the outcome of this investigation.
     Software Spectrum, as successor to CST, is party to litigation brought in the Belgian courts regarding a dispute over the terms of a tender awarded by the Belgian Ministry of Defence (“MOD”) in November 2000. In February 2001, CST brought a breach of contract suit against MOD in the Court of First Instance in Brussels and claimed breach of contract damages in the amount of approximately $150,000. MOD counterclaimed against CST for cost to cover in the amount of approximately $2,700,000, and, in July 2002, CST added a Belgian subsidiary of Microsoft as a defendant. We believe that MOD’s counterclaims are unfounded, and we are vigorously defending the claim.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
12. Acquisition
     On September 7, 2006, we completed our acquisition of Software Spectrum for a cash purchase price of $287,000,000 plus working capital of $64,380,000, which included cash acquired of $30,285,000.
     The following table summarizes the purchase price and the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Purchase price paid as:
Cash		$103,380
Borrowings on lines of credit		248,000
Acquisition costs		4,100

Total purchase price		355,480
Fair value of net assets acquired:
Current assets	$284,864
Identifiable intangible assets – see description below.	89,700
Property and equipment	8,265
Other assets	19,825
Current liabilities	(225,086)
Long-term liabilities	(29,509)

Total fair value of net assets acquired		148,059

Excess purchase price over fair value of net assets acquired (“goodwill”)		$207,421

     Under the purchase method of accounting, the purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired was recorded as goodwill. The adjustments are related primarily to the acquisition of Software Spectrum and represent adjustments to the fair values of assets acquired and liabilities assumed subsequent to the acquisition date, the integration plans and the effect of foreign currency translation adjustments.
     The estimated values of current assets and liabilities were based upon their historical costs on the date of acquisition due to their short-term nature. Property and equipment were also estimated based upon historical costs as they most closely approximated fair value. The estimated value of deferred revenue was based upon the guidance in EITF 01-03, “Accounting in a Business Combination for Deferred Revenue of an Acquiree,” and was calculated as the estimated cost to fulfill the contractual obligations acquired under various customer contracts plus a fair value profit margin. Of the total acquired deferred revenue, approximately $327,000 will result in future cash flows as the majority of these contracts were prepaid when consummated in the pre-acquisition period.
     Identified intangible assets of $89,700,000 consist primarily of customer relationships, the trade name and non-compete agreements. The identifiable intangibles resulting from the acquisition are amortized using the straight-line method over the following estimated useful lives:

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Intangible Assets	Estimated Economic Life
Customer relationships	10 Years
Acquired technology related assets	5 Years
Non-compete agreements	1 Year
Trade name	7 months
     Amortization expense recognized for the period from the acquisition date through September 30, 2006 was $741,000.
     Goodwill of $207,421,000 represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from Software Spectrum. In accordance with current accounting standards, the goodwill is not amortized and will be tested for impairment annually in the fourth quarter of our fiscal year.
     We have consolidated the results of operations for Software Spectrum since its acquisition on September 7, 2006. The following table reports pro forma information as if the acquisition of Software Spectrum had been completed at the beginning of the earliest period presented (in thousands, except per share amounts):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2006	2005	2006	2005
Net sales	As reported	$918,592	$823,599	$2,544,599	$2,371,633
	Pro forma	$1,084,115	$1,120,361	$3,614,118	$3,426,166
Net earnings from continuing operations	As reported	$17,240	$14,158	$46,714	$38,956
	Pro forma	$3,373	$10,885	$37,901	$33,815
Net earnings	As reported	$17,240	$15,382	$57,951	$43,579
	Pro forma	$3,373	$12,070	$49,138	$38,374
Diluted earnings per share	As reported	$0.35	$0.31	$1.19	$0.88
	Pro forma	$0.07	$0.25	$1.01	$0.78
13. Discontinued Operation
     On June 30, 2006, we completed the sale of 100% of the outstanding stock of Direct Alliance for a purchase price of $46,500,000, subject to a working capital adjustment. The purchase price did not include real estate and intercompany receivables, which had an estimated fair value of $49,400,000 (book value of $43,237,000) and were distributed to us immediately prior to closing. In addition to payment of the purchase price, the buyer is obligated to make a one-time bonus payment to us if Direct Alliance achieves certain gross profit levels for the year ending December 31, 2006 (“Earn Out”). Additionally, the buyer is entitled to a claw back of the purchase price of up to $5,000,000 if certain Direct Alliance client contracts are not renewed on terms prescribed in the sale agreement. As of July 25, 2007, the company is in the process of negotiating the final resolution of the Earn Out and the claw back. Also, we paid $2,696,000 to the holders of 1,997,500 exercised Direct Alliance stock options. This amount will be further adjusted for the above described working capital adjustment, Earn Out and claw back. Adjustments for the above described working capital adjustment, Earn Out, claw back and payments to holders of exercised Direct Alliance stock options will also adjust the gain recorded on the sale.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have accounted for Direct Alliance as a discontinued operation and have reported the results of operations of Direct Alliance as a discontinued operation in the consolidated statements of earnings for all periods presented. We did not allocate interest or general corporate overhead expense to the discontinued operation.
     The following amounts for the three and nine months ended September 30, 2006 and 2005, respectively, represent Direct Alliance’s results of operations. The following amounts have been segregated from continuing operations and reflected as a discontinued operation (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$—	$20,449	$34,095	$56,666
Costs of goods sold	—	15,721	27,138	43,896

Gross profit		4,728	6,957	12,770
Operating expenses:
Selling and administrative expenses	—	1,744	3,606	4,285
Severance and restructuring expenses	—	1,005	—	1,005

Earnings from operations		1,979	3,351	7,480
Non-operating income:
Gain on sale	—	—	15,122	—

Earnings from operations before income taxes	—	1,979	18,473	7,480
Income tax expense	—	755	7,236	2,857

Net earnings from discontinued operation	$—	$1,224	$11,237	$4,623

     On June 30, 2006, in connection with the sale of Direct Alliance, we entered into a lease agreement with Direct Alliance pursuant to which Direct Alliance will lease from us the facilities it used prior to the sale. The initial lease term is for eighteen months starting July 1, 2006. Accordingly, we have separately presented the value of the land and buildings as “buildings held for lease” on the consolidated balance sheet at September 30, 2006. Lease income related to these buildings was $435,000 for the three months ended September 30, 2006 and is classified as net sales. For the three months ended September 30, 2006, depreciation expense related to the buildings is $123,000 and is classified as cost of goods sold.
     14. Segment Information
     We are a leading provider of brand-name information technology (“IT”) hardware, software and services to large enterprises, small- to medium-sized businesses (“SMB”) and public sector institutions in North America, Europe, the Middle East, Africa and Asia-Pacific. Prior to the acquisition of Software Spectrum, we were organized in two segments: Insight North America; and Insight UK. Because Software Spectrum results are only included for 23 calendar days this quarter, we have disclosed those results through earnings from operations separately from the results of Insight North America and Insight UK. Beginning in the fourth quarter of 2006, we operate in three geographic operating segments: North America; EMEA; and APAC. Currently, our offerings in North America and the United Kingdom include brand-name IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC currently only include software and select software-related services.
     All intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments and on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the three and nine months ended September 30, 2006.
     A portion of our operating segments’ selling and administrative expenses arise from shared services and infrastructure that we have historically provided to them in order to realize economies of scale and to efficiently use

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
resources. These expenses, collectively identified as corporate charges, include legal, tax, insurance services, treasury, senior management expenses and other corporate infrastructure expenses. Charges are allocated to our operating segments, and the allocations have been determined on a basis that we considered to be a reasonable reflection of the utilization of services provided to or benefits received by the operating segments. Corporate charges of $173,000 for the three months ended September 30, 2005 and $306,000 and $514,000, respectively, for the nine months ended September 30, 2006 and 2005, previously allocated to our discontinued operation, Direct Alliance, have been reallocated to Insight North America in all periods presented.
     The tables below present information about our reportable operating segments as of and for the three months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30, 2006
	Insight		Software
	North America	Insight UK	Spectrum	Consolidated
Net sales	$694,390	$126,488	$97,714	$918,592
Costs of goods sold	609,835	108,364	84,842	803,041

Gross profit	84,555	18,124	12,872	115,551
Operating expenses:
Selling and administrative expenses	64,559	14,477	10,517	89,553
Severance and restructuring expenses	508	221	—	729

Earnings from operations	$19,488	$3,426	$2,355	25,269

Non-operating income, net				(178)

Earnings from continuing operations before income taxes				25,447
Income tax expense				8,207

Net earnings from continuing operations				17,240
Net earnings from discontinued operation				—

Net earnings				$17,240

Total assets	$1,478,057	$327,299	$464,269	$1,536,585	*

*	Consolidated total assets include corporate assets and intercompany eliminations for a net reduction of $733,040.

	Three Months Ended September 30, 2005
	Insight
	North America	Insight UK	Consolidated
Net sales	$699,294	$124,305	$823,599
Costs of goods sold	621,124	107,813	728,937

Gross profit	78,170	16,492	94,662
Operating expenses:
Selling and administrative expenses	58,672	12,834	71,506
Severance and restructuring expenses	—	378	378

Earnings from operations	$19,498	$3,280	22,778

Non-operating income, net			(194)

Earnings from continuing operations before income taxes			22,972
Income tax expense			8,814

Net earnings from continuing operations			14,158
Net earnings from discontinued operation			1,224

Net earnings			$15,382

Total assets	$1,028,530	$153,783	$876,755	*

*	Consolidated total assets include assets of a discontinued operation, corporate assets and intercompany eliminations for a net reduction of $305,558.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
     The tables below present information about our reportable operating segments as of and for the nine months ended September 30, 2006 and 2005 (in thousands):

	Nine Months Ended September 30, 2006
	Insight		Software
	North America	Insight UK	Spectrum	Consolidated
Net sales	$2,085,129	$361,756	$97,714	$2,544,599
Costs of goods sold	1,832,290	308,611	84,842	2,225,743

Gross profit	252,839	53,145	12,872	318,856
Operating expenses:
Selling and administrative expenses	194,265	43,034	10,517	247,816
Severance and restructuring expenses	508	221	—	729

Earnings from operations	$58,066	$9,890	$2,355	70,311

Non-operating income, net				(773)

Earnings from continuing operations before income taxes				71,084
Income tax expense				24,370

Net earnings from continuing operations				46,714
Net earnings from discontinued operation				11,237

Net earnings				$57,951

Total assets	$1,478,057	$327,299	$464,269	$1,536,585	*

*	Consolidated total assets include corporate assets and intercompany eliminations for a net reduction of $733,040.

	Nine Months Ended September 30, 2005
	Insight
	North America	Insight UK	Consolidated
Net sales	$2,011,031	$360,602	$2,371,633
Costs of goods sold	1,778,694	312,297	2,090,991

Gross profit	232,337	48,305	280,642
Operating expenses:
Selling and administrative expenses	175,790	38,531	214,321
Severance and restructuring expenses	3,650	792	4,442
Reductions in liabilities assumed in a previous acquisition	—	(664)	(664)

Earnings from operations	$52,897	$9,646	62,543

Non-operating income, net			(860)

Earnings from continuing operations before income taxes			63,403
Income tax expense			24,447

Net earnings from continuing operations			38,956
Net earnings from discontinued operation			4,623

Net earnings			$43,579

Total assets	$1,028,530	$153,783	$876,755 *

*	Consolidated total assets include assets of a discontinued operation, corporate assets and intercompany eliminations for a net reduction of $305,558.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
15. Subsequent Event
     On March 1, 2007, we completed the sale of PC Wholesale, a division of our North America operating segment that sells to other resellers. The transaction generated proceeds of $28.7 million including net assets sold that are subject to certain post-closing adjustments. We expect to have resolution of the post-closing adjustments by the end of August 2007. Any post-closing adjustments will adjust the gain recorded on the sale. The sale of PC Wholesale is consistent with our strategic plan as we concluded that selling IT products to other resellers is not a core element of our growth strategy.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q.
Restatement of Consolidated Financial Statements
Background
     We announced on October 19, 2006 that the Company’s Board of Directors had appointed an Options Subcommittee, comprised of independent directors, to conduct a review of the Company’s stock options. Certain present and former directors and executive officers of the Company were named as defendants in a derivative lawsuit related to stock option practices from 1997 to 2002, filed in Superior Court, County of Maricopa, Arizona on September 21, 2006. The Company had been named as a nominal defendant in that action. On December 22, 2006, we filed a motion to dismiss the complaint based on plaintiff’s failure to make a pre-suit demand on the Company’s Board of Directors. Before the opposition to the motion was due, the plaintiff voluntarily asked the Court to dismiss the lawsuit, and, on January 19, 2007, the Court granted the plaintiff’s motion to voluntarily dismiss the lawsuit without prejudice. In addition, we announced on November 6, 2006 that on October 27, 2006, the Company received an informal inquiry from the SEC requesting certain documents and information relating to the Company’s stock option granting practices from January 1, 1996 to the present.
     The Options Subcommittee was assisted by independent legal counsel and independent forensic accounting consultants. At the conclusion of its review, the Options Subcommittee reported its findings to the Company’s Board of Directors and to KPMG LLP, the Company’s independent registered public accounting firm, on March 9, 2007 and March 13, 2007, respectively. Management, assisted by its own independent legal counsel and independent forensic consultants, then undertook an analysis of the results of the Options Subcommittee’s review, as well as all stock option activity during the period after the Company’s initial public offering on January 24, 1995 through November 30, 2005, the last date on which we granted stock options (the “Relevant Period”).
     In a Form 8-K filed on April 5, 2007, we reported that based on the findings of the Options Subcommittee and the conclusions reached to date by management in its analysis, our previously issued financial statements would require restatement and should no longer be relied upon.
     We determined, based upon the Options Subcommittee’s review and the Company’s analysis, that for accounting purposes, the dates initially used to measure compensation expense for various stock option grants to employees, executive officers and outside non-employee directors during the period could not be relied upon. The revised measurement dates identified for accounting purposes differed from the originally selected measurement dates due primarily to (i) insufficient or incomplete approvals, (ii) inadequate or incomplete establishment of the terms of the grants, including the list of individual recipients, and (iii) the use of hindsight to select exercise prices. The restated consolidated financial statements included in this Quarterly Report on Form 10-Q for reflect the corrections resulting from our determination.
     We have incurred substantial expenses related to the Options Subcommittee’s review and the Company’s analysis. We have incurred approximately $11.8 million in costs for legal fees, external audit firm fees and external consulting fees through June 30, 2007 and anticipate approximately $3 million in additional fees will be incurred through August 2007 in the completion of financial statement restatement and related matters.
     In addition to the restatements for stock-based compensation, we recorded a pre-tax adjustment for $1.0 million to record a legal settlement expense that was recorded in the first quarter of 2006, which should have been recorded in the fourth quarter of 2005. The tax effect of this adjustment was $0.4 million.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Restatement Adjustments
     Our restated consolidated financial statements contained in this Form 10-Q incorporate stock-based compensation expense, including the income tax impacts related to the restatement adjustments. The restatement adjustments result in a $30.8 million reduction of retained earnings as of December 31, 2004. The total restatement impact for the years ended December 31, 1995 through December 31, 2004, of $30.8 million, net of related tax benefits of $16.5 million, has been reflected as a prior period adjustment to beginning retained earnings as of January 1, 2005.
     In addition to the restatements for stock-based compensation, we recorded a pre-tax adjustment for $1.0 million to record a legal settlement expense that was recorded in the first quarter of 2006, which should have been recorded in the fourth quarter of 2005. The tax effect of this adjustment was $0.4 million.
     The tables below present the decrease (increase) in net earnings resulting from the individual restatement adjustments for each respective period presented and are explained in further detail following the table (in thousands):

	Six Months
	Ended	Year Ended
	June 30, 2006	2005	2004	2003	2002	2001	2000
Stock option compensation from continuing operations:
Discretionary Grants	$—	$42	$196	$3,510	$11,716	$4,190	$5,830
Anniversary Grants	—	—	13	127	929	1,591	1,432
Promotion Grants	—	2	5	24	105	186	111
New Hire Grants	—	7	19	(15)	39	14	48
Program Grants	—	—	1	8	28	89	23

Total stock compensation expense from continuing operations	—	51	234	3,654	12,817	6,070	7,444

Other miscellaneous accounting adjustments:
Adjustment to record legal settlement in appropriate period	(1,000)	1,000	—	—	—	—	—

Total other miscellaneous accounting adjustments	(1,000)	1,000	—	—	—	—	—

Total adjustments to earnings from continuing operations before income taxes	(1,000)	1,051	234	3,654	12,817	6,070	7,444
Income tax (expense) benefit	(390)	392	196	1,579	4,331	2,009	2,620

Total adjustments to earnings from continuing operations	(610)	659	38	2,075	8,486	4,061	4,824

Total stock option compensation expense from discontinued operations	—	41	56	880	4,834	2,951	2,344
Income tax benefit	—	16	23	326	1,652	980	790

Total adjustments to earnings from discontinued operations, net of taxes	—	25	33	554	3,182	1,971	1,554

Total adjustments to net earnings before cumulative effect of change in accounting principle	(610)	684	71	2,629	11,668	6,032	6,378
Total adjustments to cumulative effect of change in accounting principle	—	—	—	—	—	—	—

Total decrease (increase) in net earnings	$(610)	$684	$71	$2,629	$11,668	$6,032	$6,378

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

	Year Ended
	1999	1998	1997	1996	1995	Total
Stock option compensation from continuing operations:
Discretionary Grants	$1,341	$1,654	$528	$18	$1	$29,026
Anniversary Grants	243	11	—	1	—	4,347
Promotion Grants	97	21	—	—	—	551
New Hire Grants	350	108	31	15	1	617
Program Grants	71	188	69	—	—	477

Total stock compensation expense from continuing operations	2,102	1,982	628	34	2	35,018

Other miscellaneous accounting adjustments:
Adjustment to record legal settlement in appropriate period	—	—	—	—	—	—

Total other miscellaneous accounting adjustments	—	—	—	—	—	—

Total adjustments to earnings from continuing operations before income taxes	2,102	1,982	628	34	2	35,018
Income tax benefit	702	657	210	13	1	12,320

Total adjustments to earnings from continuing operations	1,400	1,325	418	21	1	22,698

Total stock option compensation expense from discontinued operations	704	433	123	13	2	12,381
Income tax benefit	215	162	47	5	1	4,217

Total adjustments to earnings from discontinued operations, net of taxes	489	271	76	8	1	8,164

Total adjustments to net earnings before cumulative effect of change in accounting principle	1,889	1,596	494	29	2	30,862
Total adjustments to cumulative effect of change in accounting principle	—	—	—	—	—	—

Total decrease (increase) in net earnings	$1,889	$1,596	$494	$29	$2	$30,862

Stock Option Compensation — These adjustments are from our determination, based upon the Options Subcommittee’s review and the Company’s analysis, that, for accounting purposes, the dates initially used to measure compensation expense for numerous option grants to employees, executive officers and outside non-employee directors during the period could not be relied upon for various categories of option grants including: (i) discretionary grants of various types; (ii) anniversary grants; (iii) promotion grants; (iv) new hire grants; and (v) program grants. The revised measurement dates identified for accounting purposes differed from the originally selected measurement dates due primarily to: (i) insufficient or incomplete approvals; (ii) inadequate or incomplete establishment of the terms of the grants, including the list of individual recipients; and (iii) the use of hindsight to select exercise prices.
     Specifically, for each of the categories of option grants discussed in more detail under “Accounting Considerations” below, we noted the following:
     Stock option grants with insufficient or incomplete approvals. The Company determined that the original recorded grant date could not be relied on because there was correspondence or other evidence that indicated that not all required approvals had been obtained, including for certain grants, Compensation Committee approval.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
The Company remeasured these option grants with a revised measurement date supported by the required level of approval, as described below, and accounted for these grants as fixed awards under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees.
     Inadequate or incomplete establishment of the terms of the grants. The Company determined that for certain stock option grants, the number of shares and the exercise price were not known with finality at the original measurement date. The Company determined that the original recorded grant date could not be relied on because there was correspondence or other evidence that indicated that the Company had not finalized the number of stock options allocated to each individual recipient and the related exercise price. Based on available supporting documentation, the Company determined the date by which the number of stock options to be awarded to each recipient was finalized and the other terms of the award were established and accounted for these grants as fixed awards under APB 25.
     The use of hindsight to select exercise prices. As noted below, the Company followed an informal policy of awarding options to individual employees in recognition of the anniversary of their employment with the Company or in conjunction with employee promotions using hindsight to select the exercise price. In many instances, little or no documentation to support dates selected for option grants could be located by the Company. Further, instances of favorable, retrospective date selection of discretionary grants were identified. Also, as noted below, the investigation noted instances of inadequate documentation, or retrospective date selection, relating to the award of grants to the Company’s top three executive officers, all of which required Compensation Committee approval. Based on available supporting documentation, the Company determined a revised measurement date and accounted for these grants as fixed awards under APB 25.
Other Miscellaneous Accounting Adjustments — In addition to the restatements for stock-based compensation, we recorded a pre-tax adjustment for $1.0 million to record a legal settlement expense that was recorded in the first quarter of 2006, which should have been recorded in the fourth quarter of 2005. The tax effect of this adjustment was $0.4 million.
Income Tax Benefit — We recorded a net income tax benefit of approximately $16.5 million in connection with the stock option-related compensation charges during the period from fiscal year 1995 to December 31, 2004. This tax benefit has resulted in an increase of our deferred tax assets for most U.S. affected stock options prior to the exercise or forfeiture of the related options. With the exception of UK employees exercising options after 2002, the Company recorded no tax benefit or deferred tax asset for affected stock options granted to non-U.S. employees because we determined that we could not receive tax benefits for these options. Further, we limited the deferred tax assets recorded for affected stock options granted to certain highly paid officers to reflect estimated limitations on tax deductibility under Internal Revenue Code Section 162(m). Upon exercise or forfeiture of the underlying options, the excess or deficiency in deferred tax assets is written-off to paid-in capital in the period of exercise or forfeiture.
Payroll taxes, interest and penalties — Management is considering possible ways to address the impact that Section 409A of the Internal Revenue Code may have as a result of the exercise price of stock options being less than the fair market value of our common stock on the revised measurement date. Section 409A imposes additional taxes to our employees on stock options granted with an exercise price lower than the fair market value on the date of grant that vest after December 31, 2004. The Internal Revenue Service has issued transition rules under Section 409A that allows for a correction, or cure, for options subject to Section 409A. We may offer the holders of outstanding options the opportunity to affect a cure of all affected stock options. In connection with this cure, we may make cash bonus payments in an aggregate amount of up to $200,000 in 2008 to our non-officer employees.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Accounting Considerations — Stock-Based Compensation
     We originally accounted for all employee, officer and director stock option grants as fixed grants under APB 25, using a measurement date of the recorded grant date. We issued all grants with an exercise price equal to the fair market value of our common stock on the recorded grant date, and therefore originally recorded no stock-based compensation expense.
     As a result of the findings of the Options Subcommittee, and our own further review of our stock option granting practices, we determined that the measurement dates for certain stock option grants differed from the recorded grant dates for such grants. Based on the analysis described below, the Company concluded that it was appropriate to revise the measurement dates for these grants based upon its findings. The Company calculated stock-based compensation expense under APB 25 based upon the intrinsic value as of the adjusted measurement dates of stock option awards determined to be “fixed” under APB 25 and the vesting provisions of the underlying options. The Company calculated the intrinsic value on the adjusted measurement date as the closing price of its common stock on such date as reported on the NASDAQ National Market, now the NASDAQ Global Select Market, less the exercise price per share of common stock as stated in the underlying stock option agreement, multiplied by the number of shares subject to such stock option award. The Company recognizes these amounts as compensation expense over the vesting period of the underlying options in accordance with the provisions of FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. We also determined that variable accounting treatment was appropriate under APB 25 for certain stock option grants for which evidence was obtained that the terms of the options may have been communicated to those recipients and that those terms were subsequently modified (stock option grants cancelled and repriced). When variable accounting is applied to stock option grants, we remeasure, and report in our consolidated statements of earnings, the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised.
     The Company determined the most supportable measurement dates for each of the various categories of options grants as follows:
     Discretionary Grants. Discretionary grants included grants to the Company’s outside directors, the Chief Executive Officer (“CEO”), President and Chief Financial Officer (the “three highest ranking executives” of the Company), other Section 16 Officers, and all other Company employees.
     The Company determined that it had granted stock options to its outside directors pursuant to the Company’s stock plans or Board of Directors’ minutes in the majority of instances; however, in a few instances, certain grants to these individuals require alternative measurement dates based on the approval dates specified in plan documents or signed minutes. The Company recorded a pre-tax adjustment to compensation expense totaling less than $0.1 million associated with all grants to outside directors during the Relevant Period.
     During the Relevant Period, the Company followed a practice of requiring Compensation Committee approval of the stock option awards to the three highest ranking executives of the Company. For some grants, the Compensation Committee minutes do not indicate approval of an award. In other instances, the Company either did not locate minutes or the evidence was inconclusive concerning when a specific meeting occurred. The Company determined that certain grants to these individuals require alternative measurement dates. For example, due to inconclusive evidence regarding the date of Compensation Committee approval, because the Board had approved the Proxy Statement in which the award was specifically listed, the Proxy Statement filing date was selected as the best evidence of a measurement date for the award. The Company recorded a pre-tax adjustment to compensation expense totaling $13.3 million for all grants to the three highest ranking executives of the Company during the Relevant Period. Alternatively, for those grants where the Proxy Statement filing date was selected, had we used the highest or lowest closing price of our common stock between the grant date and the Proxy Statement filing date as the revised measurement date (as a measurement date could have occurred on any

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
date between those two dates), the pre-tax adjustment to compensation expense would have been $3.2 million higher using the highest price and $6.9 million lower using the lowest price.
     Prior to May 16, 2003, the CEO approved stock option awards to Section 16 Officers. Evidence of CEO approval typically consisted of an email containing the grant terms. Effective with the May 16, 2003 Compensation Committee meeting, the Compensation Committee was required to approve grants to the Section 16 Officers. Evidence of Compensation Committee approval included Compensation Committee minutes or a signed Unanimous Written Consent (“UWC”). The Company determined that certain grants to these individuals require alternative measurement dates based on the date of approval identified in the supporting documentation. The Company recorded a pre-tax adjustment to compensation expense totaling $9.5 million in connection with discretionary grants to Section 16 Officers, in addition to the $13.3 million pre-tax adjustment for grants to the three highest ranking executives of the Company, during the Relevant Period.
     Throughout most of the Relevant Period, the Company’s option plans granted discretion to the CEO to award option grants to any Company employee, other than the top three executives. The CEO in turn authorized a defined number of options in connection with certain discretionary grants during the Relevant Period that were allocated by certain senior executives amongst employees within particular business units. In certain instances, the review revealed that lists of grantees within specified business units had not been finalized as of the grant date. Where required, the Company identified alternative measurement dates for these discretionary grants and recorded the required pre-tax adjustment to compensation expense totaling $7.9 million during the Relevant Period.
     During the Relevant Period, the Company also granted annual performance-based options to employees at the discretion of certain executives and managers within each business unit. Based on the supporting documentation, the business units finalized the list of awards by person on different dates. The Company reconciled each list to the actual awards contained in the Company’s stock plan administration database to determine the date by which each business unit’s list was finalized. The Company recorded a pre-tax adjustment to compensation expense totaling $6.5 million for six grant dates during the Relevant Period that primarily related to annual performance reviews.
     Anniversary Grants. Throughout the Relevant Period, the Company followed an informal policy of awarding options to individual employees in recognition of the anniversary of their employment with the Company or in conjunction with employee promotions. The number of these options was determined by the employee’s level within the Company, or, in the case of promotion grants, the level to which the employee was promoted. The majority of these grants were modest in size, generally 500 options or less. In the case of senior management, anniversary or promotion grants could be much larger, at 5,000 or 7,500 options. Occasionally, very senior executives, other than the top three executives, received larger grants for anniversaries or promotions, but these were relatively few and were generally done on a case-by-case basis.
     The Options Subcommittee review indicated that the Company’s anniversary related options were granted with measurement dates determined by three general methods, depending upon the time period in the Relevant Period. From the beginning of the Relevant Period through the end of 1998, anniversary grants were generally granted with a measurement date on an employee’s actual anniversary date. For a period of time between 1999 and 2002, the grant dates generally were selected retrospectively based on either the low price of a month or the low price of the quarter. In the third quarter of 2002, the Company began a practice of awarding anniversary grants on the 15th day of each month for the balance of 2002, and in January 2003, the Company essentially ceased making anniversary grants, except for minimal contractual grants to certain United Kingdom employees which continued into 2005.
     The Company used email correspondence or other documentation maintained in the Stock Plan Administration files and information obtained from the Company’s human resources system and payroll records to determine each employee’s anniversary date based on the employee’s hire (and corresponding anniversary)

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
date. The general granting practice for anniversary awards in place at the relevant point in time was used to determine the appropriate measurement date for each employee’s anniversary award. For a limited number of grants, absent evidence of the employee’s hire date, the date the employee record of the stock options was added to the Company’s stock plan administration database application was used as the measurement date for the awards identified as anniversary grants. For periods where the Company issued anniversary grants using quarterly or monthly lows, or other low prices, alternate measurement dates were required. The Company recorded a pre-tax compensation expense adjustment totaling $6.6 million for anniversary grants during the Relevant Period.
     Promotion Grants. Promotion grants were generally handled in the same manner as anniversary grants. In some instances, promotion grants were awarded on the promotion effective date and other times at the low price of the month or quarter. The Company’s analysis revealed that the Company had a general practice of granting promotion options on the employees’ promotion effective dates from 1998 through 2000. The Company selected either the promotion effective date, if available, or the date the employee record of the stock options was added to the Company’s stock plan administration database application, if the promotion effective date was not available, as the measurement date for the promotion grants issued from 1998 through 2000. For subsequent periods where the Company issued promotion grants using quarterly or monthly lows, or other low prices, alternate measurement dates were required. The Company recorded a pre-tax compensation expense adjustment totaling $2.2 million for promotion grants during the Relevant Period.
     New Hire Grants. Throughout the Relevant Period, the Company issued an option grant to each new employee on the employee’s start date. The Company had a uniform practice of granting a specific number of options depending on the incoming employee’s level within the Company. For example, the lowest level employees would receive 50 options on their start date, while certain managers might receive 2,500 options. Senior executive officers would typically receive much larger grants upon joining the Company, and those grants were typically negotiated as part of a total compensation package that were reflected in an employment agreement or offer letter. In general, the Company found a lack of significant issues with respect to new hire grants. Compensation expense was required to be recorded for administrative and error corrections and in a small number of cases where it was determined that an employee received an award with an effective date earlier than their actual start date, or where the amount of the grant was negotiated or otherwise selected after the employee began working at the Company. Additionally, during certain limited periods, due to a limited number of options being available to grant, the Company issued certain new hire grants at a later date along with the period’s anniversary grants at the low price of the month or quarter, in which case the Company determined that alternate measurement dates were required. The Company recorded a pre-tax compensation expense adjustment totaling $0.7 million for new hire grants during the Relevant Period.
     Program Grants. The Company had numerous routine grant programs under which options were awarded to employees who participated on specific teams within the Company, completed certain training programs or achieved certain goals in their jobs. These options (generally 50 to 250 options) were typically only granted to individual employees below a certain level. Although these grants were routinely made on an annual or quarterly basis, no official written policies existed describing the exact criteria or timing for each grant program. Not all of the grants awarded pursuant to these programs could be identified due to incomplete or inconsistent documentation. The Company typically determined the most supportable measurement date based on communication of the list of recipients and the respective number of options to be granted to Stock Plan Administration. In those instances where the review failed to reveal a specific date when lists were received in Stock Plan Administration, the Company selected the date the employee record of the stock options was added to the Company’s stock plan administration database application as the measurement date. The Company recorded a pre-tax adjustment to compensation expense totaling $0.6 million for these program grants during the Relevant Period.
     For some grants, the Company identified no supporting documentation to determine the timing of the approval of the terms of the grant. In these instances, the Company selected the date the employee record of the

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
stock options was added to the Company’s stock plan administration database application as the measurement date.
Related Proceedings
     In October 2006, we received a letter of informal inquiry from the SEC requesting certain documents relating to our stock option grants and practices. We have cooperated with the SEC and will continue to do so. We cannot predict the outcome of this investigation.
Quarterly Overview
     On September 7, 2006, we completed our acquisition of Software Spectrum, Inc. (“Software Spectrum”) for a cash purchase price of $287.0 million plus working capital of $64.4 million, which includes cash acquired of $30.3 million. Accordingly, the results of operations from Software Spectrum are included in our consolidated results of operations since the acquisition date. Prior to the acquisition of Software Spectrum, we were organized in two operating segments: Insight North America; and Insight UK. Because Software Spectrum results are only included for 23 calendar days this quarter, we have disclosed those results through earnings from operations separately from the results of Insight North America and Insight UK. Beginning with the fourth quarter of 2006, as a result of the acquisition, we operate in three geographic operating segments: North America; EMEA; and APAC. Currently, our offerings in North America and the United Kingdom include brand-name IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC currently only include software and select software-related services. See Notes 12 and 14 to the Consolidated Financial Statements in Part I, Item 1 of this report for further discussion.
     Founded in 1983 and headquartered in Plano, Texas, Software Spectrum is one of the world’s leading providers of business-to-business IT solutions and services, with particular expertise in the selection, purchase and management of software. Software Spectrum delivers value-added technology solutions across the globe through sales and operations centers in North America, Europe, Middle East, Africa and Asia-Pacific.
     This acquisition represents a solid next step in our evolution to becoming a trusted advisor to our clients on technology solutions to address business needs. We had identified expansion of software sales and services capabilities as a necessary augmentation of our value proposition and we have now begun to leverage our capabilities to drive services and solutions into the small- and medium-sized business space and to further penetrate the large enterprise sector. Additionally, with this acquisition we have established a global footprint.
     On June 30, 2006, we completed the sale of 100% of the outstanding stock of Direct Alliance Corporation (“Direct Alliance”) as business process outsourcing was not a core element of our growth strategy. Accordingly, the results of operations attributable to Direct Alliance for all periods presented are classified as a discontinued operation in our Consolidated Financial Statements in Part I, Item 1. See Note 13 to the Consolidated Financial Statements in Part I, Item 1 of this report for further discussion.
     Net sales for the three months ended September 30, 2006 increased 11.5% to $918.6 million from $823.6 million for the three months ended September 30, 2005. Net earnings for the three months ended September 30, 2006 increased 12% to $17.2 million from $15.4 million for the three months ended September 30, 2005. Net earnings for the three months ended September 30, 2006 include the effect of the following items:
•	stock-based compensation expense of $2.8 million or $1.7 million, net of tax; and

•	severance and restructuring expenses of $729,000 or $454,000, net of tax.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
     Net earnings and diluted earnings per share for the three months ended September 30, 2005 include the effect of the following items:
•	stock-based compensation expense of $217,000 or $135,000, net of tax; and

•	severance and restructuring expenses of $1.4 million or $881,000, net of tax.
     Net sales for the nine months ended September 30, 2006 increased 7.3% to $2,544.6 million from $2,371.6 million for the nine months ended September 30, 2005. Net earnings for the nine months ended September 30, 2006 increased 33% to $58.0 million from $43.6 million for the nine months ended September 30, 2005. Net earnings for the nine months ended September 30, 2006 include the effect of the following items:
•	stock-based compensation expense of $10.1 million or $6.3 million, net of tax;

•	severance and restructuring expenses of $729,000 or $454,000, net of tax; and

•	gain on sale of discontinued operation of $15.1 million or $9.1 million, net of tax.
     Net earnings for the nine months ended September 30, 2005 include the effect of the following items:
•	stock-based compensation expense of $511,000 or $311,000, net of tax;

•	severance and restructuring expenses of $5.4 million or $3.4 million, net of tax; and

•	income from reductions in liabilities assumed in a previous acquisition of $664,000 or $306,000, net of tax.
     Although included in our consolidated financial statements, we exclude the items noted above when internally evaluating gross profit, selling and administrative expenses, earnings from continuing operations, tax expense, earnings from a discontinued operation, net earnings and diluted earnings per share for the Company and when evaluating gross profit, selling and administrative expenses and earnings from operations for our individual operating segments. We exclude these items to evaluate financial performance against budgeted amounts, to calculate incentive compensation, to assist in forecasting future performance and to compare our results to competitors’ financial results.
     Overviews of each of our operating segments are discussed below and reconciliations of segment results of operations to consolidated results of operations can be found in Note 14 to our Consolidated Financial Statements provided in Part I, Item 1 of this report.
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
     Insight North America’s net sales for the three months ended September 30, 2006 decreased slightly to $694.4 million, compared to net sales of $699.3 million for the three months ended September 30, 2005. We saw slight growth in sales to our small- to medium-sized business (“SMB”) clients and strong growth in our sales to public sector segments; however, sales to large enterprise clients declined during the quarter.
     Insight UK’s net sales for the three months ended September 30, 2006 increased by 1.8% to $126.5 million, compared to net sales of $124.3 million for the three months ended September 30, 2005. In British pounds sterling, net sales decreased by 3.2% for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. During the quarter, we continued to experience challenges in the UK market that have

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
prevented top line growth, particularly with our SMB and large enterprise clients. Similar to Insight North America, sales to our public sector clients in the UK continue to show strong growth and provide new sales opportunities.
     Software Spectrum’s results of operations are included in our consolidated results of operations after the close of the acquisition on September 7, 2006. In the last 23 days of September, Software Spectrum contributed $97.7 million in net sales and $2.4 million in earnings from operations to our consolidated results.
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
     We believe that other than the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”), there have been no significant changes during the nine months ended September 30, 2006 to the items that we disclosed as our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2005.
Stock-Based Compensation Expense
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective transition method and, therefore, have not restated prior periods’ results. Under the fair value recognition provisions of SFAS No. 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest over the requisite service period of the award. We elected to not make any modifications to existing stock options outstanding prior to January 1, 2006, such as accelerating the vesting of previously granted options, as we did not believe it made business sense to do so. We did, however, take the opportunity to reevaluate our equity compensation plans, and in 2006, we have elected to issue service-based and performance-based restricted stock units (“RSUs”) instead of stock options or restricted shares. The number of RSUs ultimately awarded under the performance-based RSUs will vary based on whether we achieve certain financial results. We will record compensation expense each period based on our estimate of the most probable number of RSUs that will be issued under the grants of performance-based RSUs.
     Prior to our adoption of SFAS No. 123R, we applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. In order to comply with the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), we determined the estimated fair value of stock options on the date of the grant using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model. The Black-Scholes model required us to apply highly subjective assumptions, including expected stock price volatility, expected life of the option and the risk-free interest rate. If we decide to issue stock options in the future, we will use an option-pricing model to determine the fair value of

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
stock options as permitted by SFAS No. 123R. A change in one or more of the assumptions used in the option-pricing model may result in a material change to the estimated fair value of the stock-based compensation.
     See Note 3 to our Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of stock-based compensation.
RESULTS OF OPERATIONS
     The following table sets forth for the periods presented certain financial data as a percentage of net sales for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	87.4	88.5	87.5	88.2

Gross profit	12.6	11.5	12.5	11.8
Operating expenses:
Selling and administrative expenses	9.7	8.6	9.7	9.0
Severance and restructuring expenses	0.1	0.1	—	0.2
Reductions in liabilities assumed in a previous acquisition	—	—	—	—

Earnings from operations	2.8	2.8	2.8	2.6
Non-operating (income) expense: Interest income	(0.1)	(0.1)	—	(0.1)
Interest expense	0.1	0.1	—	—
Other income, net	—	—	—	—

Earnings from continuing operations before income taxes	2.8	2.8	2.8	2.7
Income tax expense	0.9	1.1	1.0	1.1

Net earnings from continuing operations	1.9	1.7	1.8	1.6
Earnings from discontinued operation, net of taxes	0.0	0.2	0.1	0.2
Gain on sale of discontinued operation, net of taxes	0.0	—	0.4	—

Net earnings from discontinued operation	0.0	0.2	0.5	0.2

Net earnings	1.9%	1.9%	2.3%	1.8%

     Net Sales. Net sales for the three months ended September 30, 2006 increased 11.5% to $918.6 million from $823.6 million for the three months ended September 30, 2005. Net sales for the nine months ended September 30, 2006 increased 7.3% to $2,544.6 million from $2,371.6 million for the nine months ended September 30, 2005. Our net sales by operating segment were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2006	2005	Change	2006	2005	Change
Insight North America	$694,390	$699,294	(0.7%)	$2,085,129	$2,011,031	3.7%
Insight UK	126,488	124,305	1.8%	361,756	360,602	0.3%
Software Spectrum	97,714	—	—	97,714	—	—

Consolidated	$918,592	$823,599	11.5%	$2,544,599	$2,371,633	7.3%

     Insight North America’s net sales for the three months ended September 30, 2006 decreased 0.7% to $694.4 million from $699.3 million for the three months ended September 30, 2005. Insight North America’s net

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
sales for the nine months ended September 30, 2006 increased 3.7% to $2,085.1 million from $2,011.0 million for the nine months ended September 30, 2005. We saw slight growth in sales to our SMB clients and strong growth in our sales to public sector clients; however, sales to large enterprise clients declined during the quarter. Insight North America had 1,033 account executives at September 30, 2006, compared to 1,071 at September 30, 2005. Net sales per average number of account executives in Insight North America decreased 1% from $658,159 for the three months ended September 30, 2005 to $652,776 for the three months ended September 30, 2006. The average tenure of our account executives in Insight North America has increased from 3.8 years at September 30, 2005 to 4.3 years at September 30, 2006. The increase is due primarily to a decrease in account executive turnover.
     Insight UK’s net sales for the three months ended September 30, 2006 increased by 1.8% to $126.5 million, compared to net sales of $124.3 million for the three months ended September 30, 2005. In British pounds sterling, net sales decreased by 3.2% for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Insight UK’s net sales for the nine months ended September 30, 2006 increased by 0.3% to $361.8 million, compared to net sales of $360.6 million for the nine months ended September 30, 2005. During the quarter, we continue to experience challenges in the UK market that have prevented top line growth, particularly with our SMB and large enterprise clients. Similar to Insight North America, sales to our public sector clients in the UK continue to show strong growth and provide new sales opportunities. Insight UK had 291 account executives at September 30, 2006, compared to 293 at September 30, 2005. The decrease is due primarily to aggressive recruiting of our more experienced account executives by some of our competitors during the last half of 2005 almost entirely offset by recent successful recruiting. Net sales per average number of account executives in Insight UK increased 12% from $417,134 for the three months ended September 30, 2005 to $466,742 for the three months ended September 30, 2006. We believe this increase is attributable to internal initiatives designed to allow our account executives to work more productively and to the increase in the average tenure of our account executives. The average tenure of our account executives in Insight UK at September 30, 2006 has remained stable at 2.2 years, despite the loss of some experienced account executives in 2005.
     The percentage of product net sales by category for Insight North America and Insight UK, excluding Software Spectrum, were as follows for the three and nine months ended September 30, 2006 and 2005:

	Insight North America				Insight UK
	Three Months		Nine Months		Three Months		Nine Months
	Ended September 30,		Ended September 30,		Ended September 30,		Ended September 30,
Product Categories	2006	2005	2006	2005	2006	2005	2006	2005
Computers:
Notebooks and PDAs	17%	18%	16%	17%	19%	19%	17%	19%
Desktops and servers	15%	16%	16%	16%	15%	16%	15%	15%

	32%	34%	32%	33%	34%	35%	32%	34%

Software	12%	11%	11%	12%	14%	14%	15%	15%

Storage devices	8%	8%	8%	8%	8%	8%	8%	8%

Printers	7%	7%	8%	8%	8%	8%	9%	9%

Network and connectivity	14%	13%	15%	12%	9%	8%	9%	8%

Monitors and video	6%	7%	6%	7%	9%	11%	9%	10%

Memory and processors	6%	5%	5%	5%	4%	4%	4%	4%

Supplies and accessories	7%	7%	7%	7%	8%	7%	8%	7%

Miscellaneous	8%	8%	8%	8%	6%	5%	6%	5%

	100%	100%	100%	100%	100%	100%	100%	100%

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
     In general, we continue to experience declines in average selling prices for most of our product categories, which requires us to sell more units in order to maintain or increase the level of sales. Additionally, average selling prices for printers, monitors and notebooks have been declining at a greater rate than the other product categories as demand and competition for these products have increased. The largest product category continues to be computers, representing 32% of Insight North America and 34% of Insight UK product net sales for the three months ended September 30, 2006.
     Gross Profit. Gross profit increased 22% to $115.6 million for the three months ended September 30, 2006 from $94.7 million for the three months ended September 30, 2005. As a percentage of net sales, gross profit increased from 11.5% for the three months ended September 30, 2005 to 12.6% for the three months ended September 30, 2006. Gross profit increased 14% to $318.9 million for the nine months ended September 30, 2006 from $280.6 million for the nine months ended September 30, 2005. As a percentage of net sales, gross profit increased from 11.8% for the nine months ended September 30, 2005 to 12.5% for the nine months ended September 30, 2006. Our gross profit and gross profit as a percentage of net sales by operating segment for the three and nine months ended September 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
		% of		% of		% of		% of
		Net		Net		Net		Net
	2006	Sales	2005	Sales	2006	Sales	2005	Sales
Insight North America	$84,555	12.2%	$78,170	11.2%	$252,839	12.1%	$232,337	11.6%
Insight UK	18,124	14.3%	16,492	13.3%	53,145	14.7%	48,305	13.4%
Software Spectrum	12,872	13.2%	—	—	12,872	13.2%	—	—

Consolidated	$115,551	12.6%	$94,662	11.5%	$318,856	12.5%	$280,642	11.8%

     Insight North America’s gross profit increased for the three months ended September 30, 2006 by 8% to $84.6 million from $78.2 million for the three months ended September 30, 2005. As a percentage of net sales, gross profit increased to 12.2% for three months ended September 30, 2006 from 11.2% for the three months ended September 30, 2005 due primarily to:
•	increases in sales of services;

•	increases in supplier reimbursements; and

•	a reduction in the reserve for uncollectible vendor receivables due to an improvement in the aging of these receivables.
These increases were offset partially by:
•	decreases in freight margin; and

•	increases in the write-downs of inventories.
     Insight North America’s gross profit increased for the nine months ended September 30, 2006 by 9% to $252.8 million from $232.3 million for the nine months ended September 30, 2005. As a percentage of net sales, gross profit increased to 12.1% for the nine months ended September 30, 2006 from 11.6% for the nine months ended September 30, 2005 due primarily to:
•	a reduction in the reserve for uncollectible vendor receivables due to an improvement in the aging of these receivables;

•	increases in sales of services;

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
•	increases in supplier reimbursements; and

•	increases in referral fees for Microsoft enterprise software agreement renewals.
These increases were offset partially by decreases in freight and product margins.
     Insight UK’s gross profit increased for the three months ended September 30, 2006 by 10% to $18.1 million from $16.5 million for the three months ended September 30, 2005. As a percentage of net sales, gross profit increased to 14.3% for the three months ended September 30, 2006 from 13.3% for the three months ended September 30, 2005. The increase was due primarily to:
•	increases in product margins;

•	increases in referral fees for Microsoft enterprise software agreement renewals;

•	increases in sales of services; and

•	decreases in write-downs of inventories.
These increases were offset partially by decreases in supplier reimbursements.
     Insight UK’s gross profit increased for the nine months ended September 30, 2006 by 10% to $53.1 million from $48.3 million for the nine months ended September 30, 2005. As a percentage of net sales, gross profit increased to 14.7% for the nine months ended September 30, 2006 from 13.4% for the nine months ended September 30, 2005. The increase was due primarily to:
•	increases in product margin;

•	increases in referral fees from Microsoft enterprise software agreement renewals; and

•	increases in sales of services.
     Operating Expenses.
     Selling and administrative expenses. Selling and administrative expenses increased 25% to $89.6 million for the three months ended September 30, 2006 from $71.5 million for the three months ended September 30, 2005. As a percentage of net sales, selling and administrative expenses increased to 9.7% for the three months ended September 30, 2006 from 8.7% for the three months ended September 30, 2005. Selling and administrative expenses increased 16% to $247.8 million for the nine months ended September 30, 2006 from $214.3 million for the nine months ended September 30, 2005. As a percentage of net sales, selling and administrative expenses increased to 9.7% for the nine months ended September 30, 2006 from 9.0% for the nine months ended September 30, 2005. Selling and administrative expenses as a percent of net sales by operating segment for the three and nine months ended September 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
		% of		% of		% of		% of
		Net		Net		Net		Net
	2006	Sales	2005	Sales	2006	Sales	2005	Sales
Insight North America	$64,559	9.3%	$58,672	8.4%	$194,265	9.3%	$175,790	8.7%
Insight UK	14,477	11.4%	12,834	10.3%	43,034	11.9%	38,531	10.7%
Software Spectrum	10,517	10.8%	—	—	10,517	10.8%	—	—

Consolidated	$89,553	9.7%	$71,506	8.7%	$247,816	9.7%	$214,321	9.0%

     Insight North America’s selling and administrative expenses increased for the three months ended September 30, 2006 by 10% to $64.6 million from $58.7 million for the three months ended September 30, 2005. As a percentage of net sales, selling and administrative expenses increased to 9.3% for the three months ended September 30, 2006 from 8.4% for the three months ended September 30, 2005. Insight North America’s selling

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
and administrative expenses increased for the nine months ended September 30, 2006 by 11% to $194.3 million from $175.8 million for the nine months ended September 30, 2005. As a percentage of net sales, selling and administrative expenses increased to 9.3% for the nine months ended September 30, 2006 from 8.7% for the nine months ended September 30, 2005. Selling and administrative expenses as a percentage of sales for the three and nine months ended September 30, 2006 has increased over the three and nine months ended September 30, 2005 due to:
•	increases in stock-based compensation expense under SFAS No. 123R;

•	increases in bonus expenses due to increased overall financial performance;

•	increases in sales incentive plans;

•	accelerated depreciation related to portions of our current operating system that will not be utilized after we upgrade to mySAP;

•	integration expenses; and

•	other IT expenses related to the mySAP upgrade.
These increases were offset partially by decreases in marketing expenses.
     Stock-based compensation expense of $2.5 million and $209,000 is included in Insight North America’s selling and administrative expenses for the three months ended September 30, 2006 and 2005, respectively. Stock-based compensation expense of $8.2 million and $498,000 is included in Insight North America’s selling and administrative expenses for the nine months ended September 30, 2006 and 2005, respectively.
     Insight UK’s selling and administrative expenses increased 13% to $14.5 million for the three months ended September 30, 2006 from $12.8 million for the three months ended September 30, 2005. As a percentage of net sales, selling and administrative expenses increased to 11.4% for the three months ended September 30, 2006 from 10.3% for the three months ended September 30, 2005. Insight UK’s selling and administrative expenses increased 12% to $43.0 million for the nine months ended September 30, 2006 from $38.5 million for the nine months ended September 30, 2005. As a percentage of net sales, selling and administrative expenses increased to 11.9% for the nine months ended September 30, 2006 from 10.7% for the nine months ended September 30, 2005. The increase in selling and administrative expenses as a percentage of net sales for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was due primarily to:
•	increases in sales compensation plans; and

•	increases in facility costs related to our new London office.
These increases were offset partially by a property tax rebate recorded during the three months ended September 30, 2006.
     Selling and administrative expenses as a percentage of net sales increased for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 due primarily to:
•	increases in marketing expenses;

•	increases in sales compensation plans; and

•	increases in facility costs related to our new London office.
These increases were offset partially by a property tax rebate recorded during the nine months ended September 30, 2006.
     Stock-based compensation expense of $249,000 and $817,000 is included in Insight UK’s selling and administrative expenses for the three and nine months ended September 30, 2006, respectively. No stock-based compensation expense was recorded for Insight UK in 2005.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
     Severance and restructuring expenses. During the three months ended September 30, 2006, Insight North America and Insight UK recorded severance expense of $508,000 and $221,000, respectively, associated with the elimination of Insight positions as part of our integration and expense reduction plans. During the three months ended September 30, 2005, Insight UK recorded restructuring costs of $378,000 for duplicate rent expense related to the move to a new facility at the end of 2005.
     Reductions in Liabilities Assumed in Previous Acquisition. During the nine months ended September 30, 2005, Insight UK settled certain liabilities assumed in a previous acquisition for $664,000 less than the amounts originally recorded. See Note 10 to the Consolidated Financial Statements in Part I, Item 1 of this report for further discussion.
     Interest Income. Interest income of $1.7 million and $830,000 for the three months ended September 30, 2006 and 2005, respectively, and $3.7 million and $2.6 million for the nine months ended September 30, 2006 and 2005, respectively, was generated through short-term investments. The increase in interest income is due to a generally higher level of cash available to be invested in short-term investments and increases in interest rates earned on those investments during the three and nine months ended September 30, 2006.
     Interest Expense. Interest expense of $1.3 million and $429,000 for the three months ended September 30, 2006 and 2005, respectively, primarily relates to borrowings under our financing facilities. Interest expense of $2.3 million and $1.0 million for the nine months ended September 30, 2006 and 2005, respectively, primarily relates to borrowings under our financing facilities. The increase in interest expense is due to increased borrowings outstanding in the three months ended September 30, 2006, due to the acquisition of Software Spectrum and increases in interest rates.
     Other Expense, Net. Other expense, net, was $208,000 for the three months ended September 30, 2006 compared to $207,000 for the three months ended September 30, 2005. Other expense, net, decreased to $552,000 for the nine months ended September 30, 2006 from $674,000 for the nine months ended September 30, 2005. These amounts consist primarily of bank fees associated with our financing facilities and cash management and miscellaneous foreign currency translation gains or losses.
     Income Tax Expense. Our effective tax rates for the three months ended September 30, 2006 and 2005 were 32.3% and 38.4%, respectively. For the three months ended September 30, 2006, our effective tax rate was less than the United States federal statutory rate of 35.0% due primarily to:
•	a benefit recognized during the three months ended September 30, 2006 for the reversal of accrued income taxes of $1.4 million resulting from the determination during the quarter that a reserve previously recorded for potential tax exposures was no longer necessary; and

•	lower tax rates on earnings in the United Kingdom and Canada, offset partially by state income taxes, net of federal tax.
     For the three months ended September 30, 2005, our effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to state income taxes, net of federal tax, offset partially by lower tax rates on earnings in the United Kingdom and Canada.
     Our effective tax rates for the nine months ended September 30, 2006 and 2005 were 34.3% and 38.6%, respectively. For the nine months ended September 30, 2006, our effective tax rate was less than the United States federal statutory rate of 35.0% due primarily to:
•	a benefit recognized during the nine months ended September 30, 2006 for the reversal of accrued income taxes of $1.4 million resulting from the determination that a reserve previously recorded for potential tax exposures was no longer necessary;

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
•	internal initiatives implemented during the three months ended June 30, 2006 that reduced certain state income taxes both historically and prospectively; and

•	lower tax rates on earnings in the United Kingdom and Canada, offset partially by state income taxes, net of federal tax.
     For the nine months ended September 30, 2005, our effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to:
•	state income taxes, net of federal tax, offset partially by lower tax rates on earnings in the United Kingdom and Canada; and

•	a write-off of a deferred tax asset in the United Kingdom after final settlement of a liability assumed in a previous acquisition.
     Discontinued Operation. On June 30, 2006, we completed the sale of 100% of the outstanding stock of Direct Alliance and the results of operations attributable to Direct Alliance for all periods presented are classified as a discontinued operation. See Note 13 to the Consolidated Financial Statements in Part I, Item 1 of this report for further discussion.
Liquidity and Capital Resources
     The following table sets forth certain consolidated cash flow information for the nine months ended September 30, 2006 and 2005 (in thousands):

	Nine Months Ended
	September 30,
	2006	2005
		As Restated (1)
Net cash provided by operating activities	$105,658	$59,408
Net cash (used in) provided by investing activities	(302,892)	509
Net cash provided by (used in) financing activities	227,866	(22,488)
Net cash provided by (used in) discontinued operation	129	(5,081)
Foreign currency exchange effect on cash flow	5,165	(3,325)

Increase in cash and cash equivalents	35,926	29,023
Cash and cash equivalents at beginning of period	35,145	38,443

Cash and cash equivalents at end of period	$71,071	$67,466

(1)	See Note 2 “Restatement of Financial Statements”.
Cash and Cash Flow
     Net cash provided by operating activities. Cash flows from operations for the nine months ended September 30, 2006 and 2005 were $105.7 million and $59.4 million, respectively. During the nine months ended September 30, 2006, we received $46.5 million from the sale of Direct Alliance and used $323.0 million, net of cash acquired of $30.3 million, to acquire Software Spectrum. The acquisition was partially financed by new term loan borrowings of $75.0 million under our amended and restated credit facility and $173.0 million under our amended accounts receivable securitization financing facility. Cash flows from operations for the nine months ended September 30, 2006 resulted primarily from net earnings from continuing operations before depreciation and amortization, decreases in inventories and increases in accounts payable. Inventories decreased due primarily to decreases in inventories not available for sale, which represent inventories segregated pursuant to binding customer contracts, which will be recorded as net sales when the criteria for sales recognition are met. Accounts payable increased due to the timing of payments at period end. Cash flows from operations for the nine months ended September 30, 2005 resulted primarily from net earnings from continuing operations before depreciation and amortization and increases in deferred revenue for client payments received in advance of shipment.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
     Our consolidated cash flow operating metrics for the nine months ended September 30, 2006 and 2005 are as follows:

	Nine Months Ended
	September 30,
	2006	2005
Days sales outstanding in ending accounts receivable (“DSOs”)	46	46
Annualized inventory turns, excluding inventories not available for sale	28	31
Days purchases outstanding in ending accounts payable (“DPOs”)	24	23
     The decrease in inventory turns and increase in inventories is due primarily to an increase in opportunistic purchases made during the period. Inventories will fluctuate depending on opportunistic purchases by us and the timing of projects with large enterprise and public sector clients. DPOs increased due to timing of payments at period end.
     If, as contemplated, sales continue to increase in the future, we anticipate that cash flow from operations will be used, at least partially, to fund working capital as we typically increase balances in our inventories and pay our suppliers on average terms that are shorter than the average terms granted to our clients in order to take advantage of supplier discounts.
     Net cash (used in) provided by investing activities. Cash flows used in investing activities for the nine months ended September 30, 2006 was $302.9 million. Cash flows provided by investing activities for the nine months ended September 30, 2005 was $509,000. On September 7, 2006, we completed our acquisition of Software Spectrum for $323.0 million, net of cash acquired. On June 30, 2006, we completed the sale of Direct Alliance for a purchase price of $46.5 million, subject to a working capital adjustment. The purchase price did not include real estate and intercompany receivables, which had an estimated fair value of $49,400,000 (book value of $43,237,000) and were distributed to us immediately prior to closing. In addition to payment of the purchase price, the buyer is obligated to make a one-time bonus payment to us if Direct Alliance achieves certain gross profit levels for the year ending December 31, 2006 (“Earn Out”). Additionally, the buyer is entitled to a claw back of the purchase price of up to $5,000,000 if certain Direct Alliance client contracts are not renewed on terms prescribed in the sale agreement. As of July 25, 2007, the company is in the process of negotiating the final resolution of the Earn Out and the claw back. In January 2005, we received the $26.9 million receivable from an underwriter related to the 2004 sale of our investment in a subsidiary. Capital expenditures of $27.2 million for the nine months ended September 30, 2006 primarily relate to capitalized costs of computer software acquired or developed for internal use and hardware upgrades. Capital expenditures for the nine months ended September 30, 2005 of $26.9 million primarily related to the purchase of an office facility for $7.8 million and capitalized costs of computer software developed for internal use and computer equipment.
     Net cash provided by (used in) financing activities. Cash flows provided by financing activities for the nine months ended September 30, 2006 was $227.9 million. Cash flows used in financing activities for the nine months ended September 30, 2005 was $22.5 million. During the nine months ended September 30, 2006, cash was primarily used to make repayments on our financing facilities and line of credit, offset partially by cash received from proceeds of sales of common stock under employee stock plans and excess tax benefit from employee gains on stock-based compensation.
     We anticipate that cash flow from operations, together with the funds available under our current and contemplated financing facilities, will be adequate to support our presently anticipated cash and working capital requirements for operations through 2009. Additionally, we expect to use any excess cash to reduce outstanding debt incurred in connection with the acquisition of Software Spectrum.
     See Note 6 to our Consolidated Financial Statements in Part I, Item 1 of this report for a description of our financing facilities, including terms, amounts outstanding, amounts available and weighted average borrowings and interest rates during the quarter.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
     Our financing facilities contain various covenants, including the requirement that we comply with leverage and minimum fixed charge ratio requirements. In addition, our credit facilities prohibit the payment of cash dividends without the lenders’ consent and the requirement that we provide annual and quarterly financial information which is reported on by our independent registered public accounting firm to the lenders within a certain time period after the annual or quarterly period ends. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified period of time. Because we were not current with our reporting obligations under the Securities Exchange Act of 1934 beginning on September 30, 2006 and ending on July 25, 2007, we would have been in violation of our financial reporting covenants had we not obtained agreements with our lenders regarding delivery of substitute financial information to them. The agreements with our lenders waived our obligation to provide the filed reports and waived any events of default occurring under the facility as a result of our failure to comply with the financial reporting covenants. We intend to provide all late reports and current financial statements to our lenders upon becoming current in our filings.
Contractual Obligations for Continuing Operations
     At September 30, 2006, our contractual obligations for continuing operations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than 5
	Total	1 Year	Years	Years	Years
Long-term debt (a)	$257,000	$15,000	$212,000	$30,000	$—
Operating lease obligations	65,934	13,180	22,324	15,114	15,316
Severance and restructuring obligations (b)	16,952	9,246	7,706	—	—
Other contractual obligations (c)	66,186	18,323	32,318	4,900	10,645

Total	$406,072	$55,749	$274,348	$50,014	$25,961

(a)	Includes our accounts receivable securitization facility that expires September 2009 and our term loan facility that is scheduled to be paid off in September 2011.

(b)	As a result of approved restructuring and acquisition integration plans, we expect future cash expenditures related to employee termination benefits and facilities based costs. See further discussion in Note 9 to the Consolidated Financial Statements in Part II, Item 8 of this report.

(c)	Includes:
I.	Estimated interest payments in 2007 of $26.0 million based on the average projected balances at September 30, 2007, September 30, 2008 and September 30, 2009 under the asset backed securitization facility, revolving credit facility and term loan using the September 30, 2006 weighted average interest rate of 5.8% per annum.

II.	Amounts totaling $17.4 million related to Wipro Limited for their assistance in integrating our hardware, services and software distribution operations in US, Canada, EMEA and APAC on mySAP.

III.	Amounts totaling $9.7 million over the next 7 years to the Valley of the Sun Bowl Foundation for sponsorship of the Insight Bowl and $9.9 million over the next 9 years for advertising and marketing events with the Arizona Cardinals NFL team at the University of Phoenix stadium.

IV.	During the year ended December 31, 2005, we recorded $979,000, $649,000 net of taxes, for the cumulative effect of a change in accounting principle for the adoption of FIN No. 47. FIN No. 47 states that companies must recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the amount can be reasonably estimated. This interpretation applies to certain provisions in our facility lease agreements in the United States and the United Kingdom. Some of our leases stipulate that any leasehold improvements performed by the tenant with landlord approval become the landlord’s property upon expiration of the lease. However, some landlords further reserve the right to make the determination as to whether the premises must be returned to their original condition, normal wear

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
and tear excepted, at our expense. Because of these provisions, FIN No. 47 now requires us to record a liability for the estimated fair value of this legal obligation to return the premises to the original condition with the offset recorded as an increase to the cost of the leasehold improvements. We estimate that we will owe $3.2 million in future years in connection with returning our leased facilities to original condition.
     See further discussion in Note 11 to the Consolidated Financial Statements in Part I, Item 1 this report.
Off Balance Sheet Arrangements
     We have entered into off-balance sheet arrangements, which include guaranties and indemnifications, as defined by the SEC’s Final Rule 67, “Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.” The guaranties and indemnifications are discussed in Note 11 to the Consolidated Financial Statements in Part I, Item 1 this report. We believe that none of our off-balance sheet arrangements have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Recently Issued Accounting Pronouncements
     See Note 1 to our Consolidated Financial Statements in Part I, Item 1 of this report for a description of recent accounting pronouncements, including our expected dates of adoption and the anticipated effects on our financial statements and disclosures.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Risk
     We have interest rate exposure arising from our financing facilities, which have variable interest rates. These variable interest rates are affected by changes in short-term interest rates. We manage interest rate exposure by maintaining a conservative debt to equity ratio.
     Although the credit agreement we entered into to finance in part the acquisition of Software Spectrum increased our exposure to market risk from changes in interest rates, we believe that the effect of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows will not be material. Our financing facilities expose net earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. We had $75.0 million outstanding under our term loan, $22.0 million outstanding under our revolving line of credit and $182.0 million outstanding under our accounts receivable securitization financing facility at September 30, 2006. The interest rates attributable to the term loan, the line of credit and the financing facility were 6.44%, 8.25% and 5.89%, respectively, per annum at September 30, 2006.
     A change in annual net earnings from continuing operations resulting from a hypothetical 10% increase or decrease in interest rates would approximate $1.0 million.
Foreign Currency Exchange Risk
     We have operation centers in the U.S., Canada, the United Kingdom, Germany, France and Australia, as well as sales offices in Australia, Belgium, Canada, China, Denmark, Finland, France, Germany, Hong Kong, Italy, the Netherlands, Norway, Singapore, Spain, Sweden, Switzerland, the United Kingdom and the U.S., and sales presence in Austria, Ireland, New Zealand and Russia. In each of these countries, the majority of sales, expenses and capital purchasing activities are transacted in the respective functional currencies. Therefore, we have foreign currency translation exposure for changes in exchange rates for these currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For

INSIGHT ENTERPRISES, INC.
example, if these foreign currencies appreciate against the U.S. dollar, it will become more expensive in terms of U.S. dollars to pay expenses with foreign currencies. Because we operate in numerous functional currencies, we cannot predict the effect of future exchange-rate fluctuations on business and operating results and significant rate fluctuations could have a material adverse effect on results of operations and financial condition.
     In addition, although our foreign subsidiaries have intercompany accounts that eliminate upon consolidation, such accounts expose us to foreign currency rate movements. Exchange rate fluctuations on short-term intercompany accounts are recorded in our consolidated statements of earnings under “Net foreign exchange (gain) loss,” while exchange rate fluctuations on long-term intercompany accounts are recorded in our consolidated balance sheets under “accumulated other comprehensive loss” in stockholders’ equity. We also maintain cash accounts denominated in currencies other than the local currency which expose us to foreign exchange rate movements.
     We monitor our foreign currency exposure and may from time to time enter into hedging transactions to manage this exposure. There were no hedging transactions during the quarter ended September 30, 2006, and there were no hedging instruments outstanding at September 30, 2006.
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period of this report, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and determined that, as a result of the material weakness in internal control over financial reporting described below, as of September 30, 2006 our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
     The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or a combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company identified a material weakness in its internal control over financial reporting as of December 31, 2006, arising from the combined effect of the following control deficiencies in Company’s accounting for equity based awards:
•	Inadequate policies and procedures to determine the grant date and exercise price of equity awards;

•	Inadequate supervision and training for personnel involved in the stock option granting process; and

•	Inadequate documentation and monitoring of the application of accounting policies and procedures regarding equity awards.
     As a result of financial statement errors attributable to the material weakness described above, we will file a comprehensive Form 10-K for the fiscal year ended December 31, 2006 in which we will restate our consolidated statements of earnings, of stockholders’ equity and comprehensive income and of cash flows for the years ended December 31, 2005 and 2004, our consolidated balance sheet as of December 31, 2005 and selected consolidated financial data for the years ended December 31, 2005, 2004, 2003 and 2002, and for each of the quarters in the year ended December 31, 2005 and the quarters ended March 31, and June 30, 2006.

INSIGHT ENTERPRISES, INC.
(b) Changes in Internal Control Over Financial Reporting
     There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
     Subsequent to December 31, 2006, we have begun taking several steps to remediate the material weakness described in (a) above. We have implemented or are in the process of implementing internal control improvements in the following areas:
•	implementing new policies and procedures to ensure compliance with accounting principles applicable to equity compensation, including restricted stock grants, and through training and additions to the staff;

•	developing an equity compensation training program for all teammates involved in the award of and accounting for equity compensation;

•	restructuring reporting responsibility for the administration of our equity compensation programs; and

•	adopting a written policy governing the award of equity compensation, including standardizing documentation of approvals of all relevant terms of equity compensation awards.
     The Compensation Committee of our Board of Directors, which was newly constituted in May 2007, has already revised some of its policies and will now only approve equity compensation grants at meetings and not by written consent. The Compensation Committee also has improved the process for documenting its actions and ensuring the timely reporting of its actions to the Board of Directors.
(c) Inherent Limitations of Disclosure Controls and Internal Control Over Financial Reporting
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Part II – OTHER INFORMATION
Item 1. Legal Proceedings.
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

INSIGHT ENTERPRISES, INC.
     In June 2006, our subsidiary, Software Spectrum, Inc. was named as a defendant in a civil lawsuit, Allocco v. Gardner (Superior Court, County of San Diego), regarding certain software resale transactions with Peregrine Systems, Inc. The subsidiary was named as successor to Corporate Software & Technology, Inc. (“CS&T”) and alleges that during October 2000 CS&T participated in or aided and abetted a fraudulent scheme by Peregrine to inflate Peregrine’s stock price. Pursuant to the terms of the agreement by which we acquired Software Spectrum, Inc. from Level 3 Communications, Inc. (the former corporate parent of Software Spectrum, Inc.), Level 3 Communications, Inc. has agreed to indemnify, defend and hold us harmless for this matter. The discovery process is on-going, and we strongly dispute any allegations of participation in fraudulent behavior. On our behalf Level 3 is vigorously defending this matter.
     In October 2006, we received a letter of informal inquiry from the SEC requesting certain documents relating to our stock option grants and practices. We have cooperated with the SEC and will continue to do so. We cannot predict the outcome of this investigation.
     Software Spectrum, as successor to CST, is party to litigation brought in the Belgian courts regarding a dispute over the terms of a tender awarded by the Belgian Ministry of Defence (“MOD”) in November 2000. In February 2001, CST brought a breach of contract suit against MOD in the Court of First Instance in Brussels and claimed breach of contract damages in the amount of approximately $150,000. MOD counterclaimed against CST for cost to cover in the amount of approximately $2,700,000, and, in July 2002, CST added a Belgian subsidiary of Microsoft as a defendant. We believe that MOD’s counterclaims are unfounded, and we are vigorously defending the claim.
Item 1A. Risk Factors.
     Changes in the IT industry and/or the economic environment may reduce demand for the IT hardware, software and services we sell. Our results of operations are influenced by a variety of factors, including the condition of the IT industry, general economic conditions, shifts in demand for, or availability of, IT hardware, software, peripherals and services and industry introductions of new products, upgrades or methods of distribution. Net sales can be dependent on demand for specific product categories, and any change in demand for or supply of such products could have a material adverse effect on our net sales, and/or cause us to record write-downs of obsolete inventory, if we fail to react in a timely manner to such changes. Our operating results are also highly dependent upon our level of gross profit as a percentage of net sales, which fluctuates due to numerous factors, including changes in prices from partners, changes in the amount and timing of supplier reimbursements and marketing funds that are made available, volumes of purchases, changes in client mix, the relative mix of products sold during the period, general competitive conditions, the availability of opportunistic purchases and opportunities to increase market share. In addition, our expense levels, including integration related costs and the costs and salaries incurred in connection with the hiring of account executives, are based, in part, on anticipated net sales and the anticipated amount and timing of vendor funding. Therefore, we may not be able to reduce spending in a timely manner to compensate for any unexpected net sales shortfall and any such inability could have a material adverse effect on our business, results of operations and financial condition.
     We rely on our partners for product availability, marketing funds, purchasing incentives and competitive products to sell. We acquire products for resale both directly from manufacturers/publishers and indirectly through distributors. The loss of a partner could cause a disruption in the availability of products. Additionally, there is no assurance that as manufacturers/publishers continue to sell directly to end users and through the distribution channel, they will not limit or curtail the availability of their product to resellers like us. From time to time, products we offer may become subject to manufacturer allocation, which limits the number of units available to us. Our inability to obtain a sufficient quantity of product, or an allocation of products from a manufacturer in a way that favors one of our competitors relative to us, could cause us to be unable to fill clients’ orders in a timely manner, or at all, which could have a material adverse effect on our business, results of operations and financial condition. In addition, a reduction in the amount of credit granted to us by our partners

INSIGHT ENTERPRISES, INC.
could increase our cost of working capital and have a material adverse effect on our business, results of operations and financial condition.
     Certain manufacturers/publishers and distributors provide us with substantial incentives in the form of rebates, supplier reimbursements and marketing funds, early payment discounts, referral fees and price protections. Vendor funding is used to offset, among other things, inventory, costs of goods sold, marketing costs and other operating expenses. Certain of these funds are based on our volume of net sales or purchases, growth rate of net sales or purchases and marketing programs. If we do not grow our net sales over prior periods or if we are not in compliance with the terms of these programs, there could be a material negative effect on the amount of incentives offered or paid to us by manufacturers/publishers. Additionally, partners routinely change the requirements for, and the amount of, funds available. No assurance can be given that we will continue to receive such incentives or that we will be able to collect outstanding amounts relating to these incentives in a timely manner, or at all. A reduction in, the discontinuance of, a significant delay in receiving or the inability to collect such incentives, particularly related to programs with our largest vendors, HP and Microsoft, could have a material adverse effect on our business, results of operations and financial condition.
     Although product is generally available from multiple sources via the distribution channel as well as directly from manufacturers/publishers, we rely on the manufacturers/publishers of products we offer not only for product availability and vendor funding, but also for development and marketing of products that compete effectively with products of manufacturers/publishers we do not currently offer, particularly Dell. We do have the ability to sell, and from time to time do sell, Dell product if it is specifically requested by our clients and approved by Dell, although we do not currently proactively advertise or offer Dell products.
     Disruptions in our IT systems and voice and data networks, including the upgrade to my SAP and the migration of Software Spectrum to our IT systems and voice and data networks, could affect our ability to service our clients and cause us to incur additional expenses. We believe that our success to date has been, and future results of operations will be, dependent in large part upon our ability to provide prompt and efficient service to our clients. Our ability to provide that level of service is largely dependent on the accuracy, quality and utilization of the information generated by our IT systems, which affect our ability to manage our sales, client service, distribution, inventories and accounting systems and the reliability of our voice and data networks. In January 2004, we completed the IT system conversion to SAP, version 4.6, across all of Insight’s operations serving U.S. clients. We have been making and will continue to make enhancements and upgrades to the system, including our current upgrade to mySAP. We currently plan to deploy our IT system in the U.S., including the upgrade to mySAP, to our legacy Software Spectrum operations in the U.S. in mid 2008 and to our operations outside of the U.S. over the next two years. Additionally, certain assumed expense synergies are dependent on migrating Software Spectrum to our IT systems. There can be no assurances that these enhancements or conversions will not cause disruptions in our business, and any such disruption could have a material adverse effect on our results of operations and financial condition. The conversion of EMEA to this software platform will enable us to sell hardware and services to clients in that region and therefore any delay would have an effect on future sales growth. Further, any delay in the timing could decrease and/or delay our expense savings and any such disruption could have a material adverse effect on our results of operations and financial condition. Additionally, if we complete conversions that shorten the life of existing technology or render it impaired, we could incur additional depreciation expense and/or impairment charges. Although we have built redundancy into most of our IT systems, have documented system outage policies and procedures and have comprehensive data backup, we do not have a formal disaster recovery or business continuity plan. Substantial interruption in our IT systems or in our telephone communication systems would have a material adverse effect on our business, results of operations and financial condition.
     The integration and operation of Software Spectrum may disrupt our business and create additional expenses, and we may not achieve the anticipated benefits of the acquisition. Integration of an acquisition involves numerous risks, including difficulties in the conversion of IT systems and assimilation of operations of the acquired company, the diversion of management’s attention from other business concerns, risks of entering markets in which we have had no or only limited direct experience, assumption of unknown liabilities, the

INSIGHT ENTERPRISES, INC.
potential loss of key teammates and/or clients, difficulties in completing strategic initiatives already underway in the acquired and acquiring companies, and unfamiliarity with partners of the acquired company, each of which could have a material adverse effect on our business, results of operations and financial condition. The success of our integration of Software Spectrum assumes certain synergies and other benefits. We cannot assure that these risks or other unforeseen factors will not offset the intended benefits of the acquisition, in whole or in part.
     The IT hardware, software and services industry is intensely competitive, and actions of our competitors, including manufacturers and publishers of products we sell, can negatively affect our business. Competition has been based primarily on price, product availability, speed of delivery, credit availability and quality and breadth of product lines and, increasingly, is also based on the ability to tailor specific solutions to client needs. We compete with manufacturers/publishers, including manufacturers/publishers of products we sell, as well as a large number and wide variety of marketers and resellers of IT hardware, software and services. Product manufacturers/publishers have programs to sell directly to business clients, particularly larger corporate clients, and are thus a competitive threat to us. In addition, the manner in which software products are distributed and sold and the manner in which publishers compensate channel partners like us are continually changing. Software publishers may intensify their efforts to sell their products directly to end-users, including our current and potential clients, and may reduce the compensation to resellers or change the requirements for earning these amounts. Other products and methodologies for distributing software may be introduced by publishers, present competitors or other third parties. An increase in the volume of products sold through any of these competitive programs or distributed directly electronically to end-users or a decrease in the amount of referral fees paid to us, or increased competition for providing services to these clients, could have a material adverse effect on our business, results of operations and financial condition.
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
     We have received an informal inquiry from the SEC and could be subject to stockholder litigation and other regulatory proceedings related to the Options Subcommittee’s investigation of our historical stock option granting practices and the related restatement of our consolidated financial statements. As described in the Explanatory Note immediately preceding Part I, Item 1 of this report, Note 2 “Restatement of Consolidated Financial Statements” to consolidated financial statements and in “Restatement of Consolidated Financial Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in

INSIGHT ENTERPRISES, INC.
Part 1, Item 2 of this report, we identified errors in the Company’s accounting related to stock option compensation expenses in prior periods and determined that corrections to our consolidated financial statements were required to reflect additional material charges for stock-based compensation expenses and related income tax effects.
     There is a pending informal inquiry from the SEC regarding our historical option granting practices, and we cannot make any assurances regarding the results of that inquiry. One purported derivative lawsuit was filed and subsequently dismissed without prejudice at the request of the plaintiff. The Options Subcommittee’s investigation, our internal review and related activities have already required the Company to incur substantial expenses for legal, accounting, tax and other professional services and any future related investigations or litigation could require further expenditures and harm our business, financial condition, results of operations and cash flows. Further, if the Company is subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, the Company could be required to pay damages or penalties or have other remedies imposed, which could harm its business, financial condition, results of operations and cash flows.
     While the Company believes it has made appropriate judgments in determining the correct measurement dates for its stock option grants, the SEC may disagree with the manner in which the Company has accounted for and reported, or not reported, the financial effect. Accordingly, there is a risk the Company may have to further restate its prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.
     The Company has received three Nasdaq Staff Determination letters stating that, as a result of the delayed filings, the Company was not in compliance with the filing requirements for continued listing as set forth in Marketplace Rule 4310(c)(14) and was therefore subject to delisting from the Nasdaq Global Select Market. To date, the Nasdaq Listing Qualifications Panel and the Nasdaq Listing Council have granted requests for continued listing, subject to the Company filing delinquent reports by the dates specified by Nasdaq. With the filing of this report and the filing of our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, the Company believes that it has remedied its non-compliance with Marketplace Rule 4310(c)(14). However, if the SEC disagrees with the manner in which the Company has accounted for and reported, or not reported, the financial effect of past stock option grants, there could be further delays in filing subsequent SEC reports that might result in delisting of the Company’s common stock from the Nasdaq Global Select Market.
     Evaluation of internal control over financial reporting under the Sarbanes-Oxley Act of 2002 will continue to effect our results. Complying with the requirements of the Sarbanes-Oxley Act of 2002, and Nasdaq’s conditions for continued listing have imposed significant legal and financial compliance costs, and are expected to continue to impose significant costs and management burden on us.
     Additionally, we cannot be sure that we will be able to successfully remediate the currently reported material weakness in our system of internal control over financial reporting. Our efforts to comply with Section 404 of the Sarbanes-Oxley Act and the related regulations regarding our required assessment of our internal control over financial reporting and our external auditors’ audit of the assessment of our internal control over financial reporting continues to require the commitment of significant financial and managerial resources.
     There are risks associated with international operations that are different than those inherent in the U.S. and our exposure to the risks of a global market could hinder our ability to maintain and expand international operations. We have operation centers in the U.S., Canada, the United Kingdom, Germany, France and Australia, as well as sales offices in Australia, Belgium, Canada, China, Denmark, Finland, France, Germany, Hong Kong, Italy, the Netherlands, Norway, Singapore, Spain, Sweden, Switzerland, the United Kingdom and the U.S., and sales presence in Austria, Ireland, Japan, New Zealand and Russia. In the regions in which we do not currently have a physical presence, such as Africa and India, we serve our clients through strategic relationships. In implementing our international strategy, we may face barriers to entry and competition from local companies and other companies that already have established global businesses, as well as the risks generally associated with

INSIGHT ENTERPRISES, INC.
conducting business internationally. The success and profitability of international operations are subject to numerous risks and uncertainties, many of which are outside of our control, such as:
•	political or economic instability;

•	changes in governmental regulation;

•	changes in import/export duties;

•	trade restrictions;

•	difficulties and costs of staffing and managing operations in certain foreign countries;

•	work stoppages or other changes in labor conditions;

•	taxes and other restrictions on repatriating foreign profits back to the U.S.;

•	payment terms; and

•	seasonal reductions in business activity in some parts of the world.
          In addition, until a payment history is established with clients in a new region, the likelihood of collecting receivables generated by such operations, on a timely basis or at all, could be less than expected. As a result, there is a greater risk that reserves established with respect to the collection of such receivables may be inadequate. Furthermore, changes in policies and/or laws of the U.S. or foreign governments resulting in, among other things, higher taxation, currency conversion limitations or the expropriation of private enterprises could reduce the anticipated benefits of their international operations. Any actions by countries in which we conduct business to reverse policies that encourage foreign trade could have a material adverse effect on our results of operations and financial condition.
          The acquisition of Software Spectrum utilized the majority of our cash balances, increased our outstanding debt and interest expense and lowered the availability on our financing facilities, all of which could have a material adverse effect on our results of operations and financial condition. Our financing facilities include a $225.0 million accounts receivable securitization financing facility, a $75.0 million revolving line of credit and a $75.0 million five-year term loan. As of September 30, 2006, we had $279.0 million outstanding under these facilities and approximately $130.0 million, including $37.5 million of increased availability upon our request, was available. The availability under the accounts receivable securitization facility is subject to formulas based on our eligible trade accounts receivable. The accounts receivable securitization financing facility expires in September 2009, and the revolving credit facility expires in September 2011. Additionally, most of our financing facilities have variable interest rates, which increases our exposure to interest rate fluctuations and may result in greater interest expense than we have forecasted.
          International operations expose us to currency exchange risk and we cannot predict the effect of future exchange rate fluctuations on our business and operating results. International operations are sensitive to currency exchange risks. We have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will become more expensive in U.S. dollars to pay expenses with foreign currencies. In addition, currency devaluation against the U.S. dollar can result in a loss to us if we hold deposits of that currency. We currently do not conduct any hedging activities, and, to the extent that we continue not to do so in the future, we may be vulnerable to the effects of currency exchange-rate fluctuations. In addition, some currencies are subject to limitations on conversion into other currencies, which can limit the ability to otherwise react to rapid foreign currency devaluations. We cannot predict the effect of future exchange-rate fluctuations on business and operating results and significant rate fluctuations could have a material adverse effect on results of operations and financial condition.
          International operations also expose us to currency fluctuations as we translate the financial statements of our foreign operations to U. S. dollars. Although the effect of currency fluctuations on our financial statements has not generally been material in the past, there can be no guarantee that the effect of currency fluctuations will not be material in the future.

INSIGHT ENTERPRISES, INC.
          Sales of software licenses are subject to seasonal changes in demand and resulting sales activities. With the acquisition of Software Spectrum, our product mix changed significantly. Prior to the acquisition of Software Spectrum, software sales represented approximately 12% of net sales. After the acquisition of Software Spectrum, software sales represent approximately 35% to 40% of annual net sales. Our software business is subject to seasonal change. In particular, software sales are seasonally much higher in our second and fourth quarter. As a result, our quarterly results will be materially affected by lower demand in the first and third quarter. A majority of our costs are not variable and therefore a substantial reduction in sales during a quarter could have a negative effect on operating results. In addition, periods of higher sales activities during certain quarters may require a greater use of working capital to fund the business. During these periods, these increased working capital requirements could temporarily increase our leverage and liquidity needs and expose us to greater financial risk during those periods. Due to these seasonal changes, the operating results for any three-month period will not necessarily be indicative of the results that may be achieved for any subsequent fiscal quarter or for a full fiscal year.
          We depend on certain key personnel. Our future success will be largely dependent on the efforts of key management personnel. The loss of one or more of these new leaders could have a material adverse effect on our business, results of operations and financial condition. We cannot offer assurance that we will be able to continue to attract or retain highly qualified executive personnel or that any such executive personnel will be able to increase stockholder value. We also believe that our future success will be largely dependent on our continued ability to attract and retain highly qualified management, sales, service and technical personnel. We cannot offer assurance that we will be able to attract and retain such personnel. Further, we make a significant investment in the training of our sales account executives. Our inability to retain such personnel or to train them either rapidly enough to meet our expanding needs or in an effective manner for quickly changing market conditions could cause a decrease in the overall quality and efficiency of our sales staff, which could have a material adverse effect on our business, results of operations and financial condition.
          If purchased goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings. The purchase price allocation for the acquisition of Software Spectrum resulted in a material amount allocated to goodwill and amortizable intangible assets. In accordance with GAAP, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant non-cash charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, resulting in a negative effect on our results of operations.
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
          We have very limited experience in outsourcing business functions to India. Early in 2006, Software Spectrum entered into a business solutions partner agreement to outsource certain business processes, such as credit and collections, accounts payable and other administrative and back-office positions, to a third-party

INSIGHT ENTERPRISES, INC.
provider with operations in India. If we continue or expand this outsourcing of certain business functions to India, we could be required to change our existing operations and to adopt new policies and procedures for managing the third-party provider. We have very limited experience in outsourcing business functions to India, and there is no assurance that we will be successful in achieving meaningful cost reductions or greater resource efficiency from utilizing this third-party provider. The outsourcing of business functions to India may also cause disruption in our business that could have a material adverse effect on our results of operations and financial condition.
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
          We may not be able to protect out intellectual property adequately, and we may be subject to intellectual property infringement claims. To protect our intellectual property, we rely on copyright and trademark laws, unpatented proprietary know-how, and trade secrets and patents, as well as confidentiality, invention assignment, non-competition and non-solicitation agreements. There can be no assurance that these measures will afford us sufficient protection of our intellectual property, and it is possible that third parties may copy or otherwise obtain and use our proprietary information without authorization or otherwise infringe on our intellectual property rights. The disclosure of our trade secrets could impair our competitive position and could have a material adverse effect on our business relationships, results of operations, financial condition and future growth prospects. Likewise, many businesses are actively investing in, developing and seeking protection for intellectual property in the areas of search, indexing, e-commerce and other Web-related technologies, as well as a variety of on-line business models and methods, all of which are in addition to traditional research and development efforts for IT products and application software. As a result, disputes regarding the ownership of these technologies are likely to arise in the future, and, from time to time, parties do assert various infringement claims against us in the form of cease-and-desist letters, lawsuits and other communications. If there is a determination that we have infringed the proprietary rights of others, we could incur substantial monetary liability, be forced to stop selling infringing products or providing infringing services, be required to enter into costly royalty or licensing agreements, if available, or be prevented from using the rights, which could force us to change our business practices in the future. As a result, these types of claims could have a material adverse effect on our business, results of operations and financial condition.
          We issue equity-based awards, such as restricted stock units under our long-term incentive plans, and these issuances dilute the interests of stockholders. We have reserved shares of our common stock for issuance under our 1998 Ling-Term Incentive Plan (the “1998 LTIP”) and our 1999 Broad Based Employee Stock Option Plan. As approved by our stockholders, our 1998 LTIP provides that additional shares of common stock may be reserved for issuance based on a formula contained in that plan. The formula provides that the total number of shares of common stock remaining for grant under the 1998 LTIP and any of our other option plans, plus the number of shares subject to unexercised options and unvested grants of restricted stock granted under any plan, shall not exceed 20% of the outstanding shares of our common stock at the time of calculation of the additional shares. Therefore, we reserve additional shares on an ongoing basis for issuance under this plan. At September 30, 2006, we had options outstanding to acquire 5,483,362 shares of common stock and there were 78,332 shares of restricted common stock and 630,437 restricted common stock units unreleased. Based on the 1998 LTIP formula, we had 3,553,435 shares of common stock available for grant at September 30, 2006.
          When stock options with an exercise price lower than the current market price are exercised, the risk increases that our stockholders will experience dilution of earnings per share due to the increased number of shares outstanding. Also, the terms upon which we will be able to obtain equity capital may be affected, because

INSIGHT ENTERPRISES, INC.
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
          Sales of additional common stock and securities convertible into our common stock may dilute the voting power of current holders. We may issue equity securities in the future whose terms and rights are superior to those of our common stock. Our certificate of incorporation authorizes the issuance of up to 3,000,000 shares of

INSIGHT ENTERPRISES, INC.
of preferred stock. These are “blank check” preferred shares, meaning our Board of Directors is authorized, from time to time, to issue the shares and designate their voting, conversion and other rights, including rights superior, or preferential, to rights of already outstanding shares, all without stockholder consent. No preferred shares are outstanding, and we currently do not intend to issue any shares of preferred stock. Any shares of preferred stock that may be issued in the future could be given voting and conversion rights that could dilute the voting power and equity of existing holders of shares of common stock and have preferences over shares of common stock with respect to dividends and liquidation rights.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          There were no unregistered sales of equity securities during the three months ended September 30, 2006.
          We have never paid a cash dividend on our common stock, and our financing facilities prohibit the payment of cash dividends without the lenders’ consent.
Issuer Purchases of Equity Securities

			(c)	(d)
	(a)		Total Number of Shares	Approximate Dollar Value
	Total Number	(b)	Purchased as Part of	of Shares That May Yet be
	of Shares	Average Price	Publicly Announced	Purchased Under the Plans
Period	Purchased	Paid per Share	Plans or Programs	or Programs[1]

July 1, 2006 through July 31, 2006	—	$—	—	$50,000,000
August 1, 2006 through August 31, 2006	—	—	—	50,000,000
September 1, 2006 through September 30, 2006	—	—	—	50,000,000

Total	—		—

[1]	On January 26, 2006, we announced that our Board of Directors had authorized the repurchase of up to $50,000,000 of our common stock. We made no repurchases under this program during the three months ended September 30, 2006.
Item 3. Defaults Upon Senior Securities.
          None.
Item 4. Submission of Matters to a Vote of Security Holders.
          None.
Item 5. Other Information.
          None.

INSIGHT ENTERPRISES, INC.
Item 6. Exhibits.
(a) Exhibits. (Unless otherwise noted, exhibits are filed herewith.)

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc. (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the year ended December 31, 2005 filed on February 17, 2006, File No. 0-25092).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc. (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on August 5, 2005, File No. 0-25092).

3.3	Amended and Restated Bylaws of the Insight Enterprises, Inc. (incorporated by reference to Exhibit 3.2 of our Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000, File No. 0-25092).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).

4.2	Rights Agreement (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on March 17, 1999, File No. 0-25092).

10.1	Stock Purchase Agreement, dated as of July 20, 2006, by and among Insight Enterprises, Inc., Level 3 Communications, Inc. and Technology Spectrum Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on July 21, 2006, File No. 0-25092).

10.2	Amended and Restated Credit Agreement, dated as of September 7, 2006, among Insight Enterprises, Inc., the European borrowers, the lenders party thereto, J.P. Morgan Europe Limited, as European agent, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September 8, 2006, File No. 0-25092).

10.3	Amendment No. 7 to Receivables Purchase Agreement, dated as of September 7, 2006, among Insight Receivables, LLC, Insight Enterprises, Inc., JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA (Main Office Chicago)), as a Financial Institution and as Agent, and Jupiter Securitization Company LLC (formerly Jupiter Securitization Corporation) (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on September 8, 2006, File No. 0-25092).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

INSIGHT ENTERPRISES, INC.
SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 25, 2007	INSIGHT ENTERPRISES, INC.

	By:	/s/ Richard A. Fennessy
Richard A. Fennessy
President and Chief Executive Officer

	By:	/s/ Stanley Laybourne
Stanley Laybourne
Chief Financial Officer, Secretary
and Treasurer
(Principal financial officer)