Form 10-K
period 2006-12-31
INSIGHT ENTERPRISES INC
filed 2007-07-26
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
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
(Address of principal executive offices, Zip Code)
Registrant’s telephone number, including area code: (480) 902-1001
Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered

Common stock, par value $0.01	NASDAQ
(Title of Class)
     Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐                     No ☑
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
Yes ☐                    No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the closing price of the Registrant’s common stock as reported on The Nasdaq Global Select Market on June 29, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, was $1,090,737,456.
     The number of issued and outstanding shares of the Registrant’s common stock on June 29, 2007 was 49,100,749.

INSIGHT ENTERPRISES, INC.
ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2006

INSIGHT ENTERPRISES, INC.
EXPLANATORY NOTE REGARDING RESTATEMENT OF OUR
CONSOLIDATED FINANCIAL STATEMENTS
     This Annual Report on Form 10-K contains the restatement of our consolidated statements of earnings, of stockholders’ equity and comprehensive income and of cash flows for the years ended December 31, 2005 and 2004, our consolidated balance sheet as of December 31, 2005 and selected consolidated financial data for the years ended December 31, 2005, 2004, 2003 and 2002, and for each of the quarters in the year ended December 31, 2005 and the quarters ended March 31, and June 30, 2006.
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
     In those cases in which the Company had previously used a measurement date that we determined could no longer be relied upon, we undertook to identify the most supportable measurement date from the available evidence. For the grant dates specifically reviewed by the Options Subcommittee, management analyzed the documents identified during the review performed by the Options Subcommittee, the information contained in the Company’s stock plan administration database application (“Equity Edge”), minute books, personnel files, payroll records, Securities and Exchange Commissions (“SEC”) filings, electronic files on the Company’s computer network and human resources systems to determine the appropriate measurement dates. We considered the information available for each recipient included in each of the grant dates to determine the most supportable measurement date for each individual grant within the grant date. For the remaining grants not specifically reviewed by the Options Subcommittee, management reviewed each grant date and all available support contained in the Stock Plan Administration hard copy files, human resources system data and Equity Edge information for each recipient included in each of the individual grant dates to determine the type of grant and most supportable measurement date for each individual grant within the grant date. The Company used the information contained in Equity Edge to categorize the grants, if possible, into the various categories discussed above. Individual grants categorized in Equity Edge as new hire or anniversary grants were separately accumulated and analyzed. For more information on our restatement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 2 of our Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.
     In addition to the restatements for stock-based compensation, we recorded an adjustment for $1.0 million to record a legal settlement expense that was recorded in the first quarter of 2006, which should have been recorded in the fourth quarter of 2005. The tax effect of this adjustment was $0.4 million.

INSIGHT ENTERPRISES, INC.
     All financial information contained in this Annual Report on Form 10-K gives effect to the restatements of our consolidated financial statements as described above. We have not amended, and we do not intend to amend, our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for each of the fiscal years and fiscal quarters of 1995 through 2005, and for the first six months of the fiscal year ended December 31, 2006. Financial information included in reports previously filed or furnished by Insight Enterprises, Inc. for the periods from January 1, 1995 through June 30, 2006 should not be relied upon and are superseded by the information in this Annual Report on Form 10-K.
     Management has determined that we have a material weakness in our internal control over financial reporting relating to the implementation and administration of our equity compensation programs and the accounting for awards thereunder as of December 31, 2006. As described in more detail in Item 9A of this Annual Report, although the Company made its last stock option grant on November 30, 2005, based on the findings of the Options Subcommittee, the problems uncovered during the review have caused the Company to undertake remedial measures to ensure that similar problems cannot occur in connection with its grants of restricted stock. We have identified and are implementing measures designed to remedy this material weakness.
FORWARD-LOOKING STATEMENTS
     Certain statements in this Annual Report on Form 10-K, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect net sales, gross profit, operating expenses, earnings from continuing operations, non-operating income and expenses or net earnings; effects of acquisitions; projections of capital expenditures and growth; hiring plans; plans for future operations; the availability of financing and our needs or plans relating thereto; plans relating to our products and services; the effect of new accounting principles or changes in accounting policies; the effect of guaranty and indemnification obligations; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions, and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements, include but are not limited to:
•	changes in the information technology industry and/or the economic environment;

•	our reliance on partners for product availability, marketing funds, purchasing incentives and competitive products to sell;

•	disruptions in our information technology and voice and data networks, including the upgrade to mySAP and the migration of Software Spectrum to our information technology and voice and data networks;

•	the integration and operation of Software Spectrum, including our ability to achieve the expected benefits of the acquisition;

•	actions of our competitors, including manufacturers/publishers of products we sell;

•	the informal inquiry from the SEC and the fact that we could be subject to stockholder litigation related to the investigation by the Options Subcommittee of our Board of Directors into our historical stock option granting practices and the related restatement of our consolidated financial statements;

•	the recently enacted changes in securities laws and regulations, including potential risk resulting from our evaluation of internal controls under the Sarbanes-Oxley Act of 2002;

•	the risks associated with international operations;

•	sales of software licenses are subject to seasonal changes in demand;

•	increased debt and interest expense and lower availability on our financing facilities;

•	increased exposure to currency exchange risks;

•	our dependence on key personnel;

•	risk that purchased goodwill or amortizable intangible assets become impaired;

•	our failure to comply with the terms and conditions of our public sector contracts;

•	risks associated with our very limited experience in outsourcing business functions to India;

•	rapid changes in product standards; and

•	intellectual property infringement claims.

INSIGHT ENTERPRISES, INC.
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

INSIGHT ENTERPRISES, INC.
PART I
Item 1. Business
     Insight Enterprises, Inc. (“Insight” or the “Company”) is a leading provider of brand-name information technology (“IT”) hardware, software and services to large enterprises, small- to medium-sized businesses (“SMB”) and public sector institutions in North America, Europe, the Middle East, Africa and Asia-Pacific. The Company is organized in the following three operating segments, which are primarily defined by their related geographies:

			% of 2006 Consolidated
		% of 2006	Earnings from
Operating Segment*	Geography	Consolidated Net Sales	Operations
North America	United States (“U.S.”) and	80%	82%
	Canada
EMEA	Europe, Middle East and Africa	19%	17%

APAC	Asia-Pacific	1%	1%

*  Additional detailed segment and geographic information can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and in Note 16 to the Consolidated Financial Statements in Part II, Item 8 of this report.
     Prior to the acquisition of Software Spectrum, Inc. (“Software Spectrum”) on September 7, 2006 and the divestiture of Direct Alliance Corporation (“Direct Alliance”) on June 30, 2006, we were organized in three operating segments, two of which were the geographic operating segments that provided IT products and services, Insight North America and Insight UK, and the third of which was our discontinued operation that provided business process outsourcing, Direct Alliance.
     Beginning with the fourth quarter of 2006, as a result of the Software Spectrum acquisition, we operate in three geographic operating segments: North America; EMEA; and APAC. To the extent applicable, prior period information disclosed in this report by operating segment has been reclassified to conform to the current period presentation.
     Our strategic plan over the past few years has been to transform Insight from an IT products provider to an IT solutions provider through a combination of organic growth, driven by continuous improvement initiatives, and targeted acquisitions. Consistent with our strategy, our acquisition of Software Spectrum enhanced our customer (referred to within the company and this document as “clients”) value proposition in many ways, such as:
•	augmenting our solution capabilities, particularly relative to software lifecycle management;

•	expanding our penetration within profitable categories, most notably software and services; and

•	increasing our global presence through expansion in EMEA and APAC.
     With the acquisition of Software Spectrum, our product mix changed significantly. Prior to the acquisition of Software Spectrum, software sales represented approximately 12% of net sales. After the acquisition of Software Spectrum, software sales represent approximately 35% to 40% of annual net sales.
     As a result of these changes, we have become a leading provider of a broad range of top brand-name IT hardware, software and services, helping companies around the world design, enable, manage and secure their IT environment. Insight services clients in more than 170 countries and has the process knowledge, technical expertise and management tools necessary to ease the burden of designing and deploying IT solutions while streamlining IT management and costs. Our clients include large enterprises, SMB and public sector institutions. Currently, our offerings in North America and the United Kingdom include brand-name IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC currently only include software and select software-related services.
     We were incorporated in Delaware in 1991 as the successor to an Arizona corporation that commenced operations in 1988. We began operations in the U.S., expanded into Canada in 1997 and into the United Kingdom in 1998. In September 2006, through our acquisition of Software Spectrum, we penetrated deeper into global markets in EMEA and APAC, where Software Spectrum already had an established footprint and strategic relationships. Our corporate headquarters are located in Tempe, Arizona.

INSIGHT ENTERPRISES, INC.
Acquisitions/Dispositions History
     Over the past few years, we have completed acquisitions and dispositions in each of our operating segments.
     In 2004, we sold our 95% ownership interest in Plus Net plc (“PlusNet”), an Internet service provider in the United Kingdom. As a result, PlusNet is disclosed as a discontinued operation for the year ended December 31, 2004 and all prior periods presented.
     On June 30, 2006, we completed the sale of 100% of the outstanding stock of Direct Alliance, a business process outsourcing provider in the U.S. As a result of the disposition, Direct Alliance is disclosed as a discontinued operation for the year ended December 31, 2006 and all prior periods presented.
     Consistent with our strategic plan for growth through targeted acquisitions, on September 7, 2006 we completed our acquisition of Software Spectrum, a global technology solutions provider with particular expertise in the selection, purchase and management of software. The purchase price was $287.0 million plus working capital of $64.4 million, which included cash acquired of $30.3 million. The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, and the excess purchase price over fair value of net assets acquired was recorded as goodwill. Goodwill related to the Software Spectrum acquisition was $209.7 million at December 31, 2006. Software Spectrum’s results of operations have been included in our consolidated results of operations subsequent to the acquisition date.
     On March 1, 2007, we completed the sale of PC Wholesale, a division of our North America operating segment. As a result of the disposition, PC Wholesale will be disclosed as a discontinued operation beginning in the three months ended March 31, 2007.
Operating Segments
     The following discussion of our operating segments should be read in conjunction with the operating segment disclosures and information regarding geographic operations found in Note 16 to the Consolidated Financial Statements in Part II, Item 8 of this report. A discussion of factors potentially affecting our operations is discussed in “Risk Factors” in Part I, Item 1A of this report.
North America, EMEA and APAC
     North America, EMEA and APAC are reported as separate operating segments. However, they all operate with similarly structured business models and in strategic positions as leading providers of IT solutions. Currently, our offerings in North America and the United Kingdom include brand-name IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC currently only include software and select software-related services. We co-branded as “Insight” and “Software Spectrum” subsequent to the acquisition date, primarily to allow time for an orderly transition to a common brand. We completed the conversion to the “Insight” brand in all segments in the second quarter of 2007.
     North America, with operations in the U.S. and Canada, is our largest operating segment, representing 80% and 82% of consolidated net sales and earnings from operations, respectively, in 2006. This segment is the combination of Insight North America and the former Software Spectrum North American operations acquired in September 2006. EMEA, which has operations in fourteen countries in Europe and strategic relationships serving our clients in the Middle East and Africa, represented 19% and 17% of consolidated net sales and earnings from operations, respectively, in 2006. EMEA is the combination of Insight UK and the former Software Spectrum EMEA operations acquired in September 2006. APAC, with operations in Australia, China, Hong Kong, New Zealand and Singapore, represented 1% of both consolidated net sales and earnings from operations in 2006. APAC is the former Software Spectrum APAC operations acquired in September 2006 and the China office we opened in October 2006.
Business Overview
     Insight is a leading provider of brand-name IT hardware, software and services to large enterprises, SMB and public sector institutions in North America, EMEA and APAC. Over the past few years, we have been evolving our business model and branding efforts to emphasize Insight’s ability to provide total technology solutions to meet our clients’ business-driven needs. Our value proposition to our clients is that we serve as a trusted advisor, helping our clients enhance their business performance through innovative technology solutions. Historically, we had primarily been engaged in our clients’ acquisition cycle once they had substantially determined their IT needs. Our role has shifted to one of a trusted advisor, where we are involved earlier in the acquisition cycle, assisting our clients as they make technology decisions. We believe this creates stronger relationships with our clients, allowing us to add greater value to

INSIGHT ENTERPRISES, INC.
our clients’ business, to expand the range of products and services we sell to each of our current clients and to attract new clients. We are focused on bringing more value to our clients, employees (referred to within the Company and this document as “teammates”) and suppliers (referred to within the Company and this document as “partners”) through the evolution of Insight’s value proposition. We have transitioned from a focus on the base competencies of product selection, price and availability to a focus on value differentiators, such as software licensing, advanced configuration services, tailored solutions, technical expertise and e-enablement. We believe a solution is defined not by what you sell, but how you sell it. The solution to a client’s business needs may include IT hardware, software, services or any combination of these offerings. The key to creating an effective solution is to understand the client’s business needs and assist in determining the right IT solution to address those needs and enhance business performance. Although we have initiatives to increase solution selling in our large enterprise client base, we also see a significant opportunity to sell solutions to meet the needs of our current and prospective SMB clients. IT products and services are currently sold to the SMB market in the U.S. by a variety of national product resellers, but we believe that no national providers of IT products and services are effectively serving this market as a true IT solutions provider. We also believe that our expanded business model, knowledgeable sales force, targeted marketing strategies, streamlined distribution, advanced services capabilities and commitment to total IT solutions further differentiate us from our competitors serving the SMB market.
     In 2005, we developed a five-year strategic plan and presented it to our Board of Directors and our teammates. In 2006, we made significant progress in executing that plan. Namely, we sold our business processing outsourcing business to focus on our core business of providing IT solutions. We completed the acquisition of Software Spectrum, one of the world’s leading providers of business-to-business IT solutions and services with particular expertise in the selection, purchase and management of business software. The acquisition accelerated the expansion of our technology solutions capabilities and our global presence. We believe that the combination of the software expertise of Software Spectrum and Insight’s expertise in hardware and services solidifies our value proposition as a trusted advisor of business solutions to our clients. With this more robust offering, we are executing Insight’s global vision by penetrating deeper into global markets where Software Spectrum already had an established footprint. Immediately upon closing the acquisition, we began integrating the two organizations into one team and announced our leadership team for the new organization. Since the acquisition, we have finalized our plan for integrating the individual functions within the organization, such as Marketing, People and Development, IT and Finance. Our integration, with the exception of IT systems, is now substantially complete, and we are functioning as one team with a united vision. This acquisition was an integral part of our ability to increase market share during 2006.
     We have also continued our focus on driving improvements in our relationships with our clients, teammates and partners. We made strong progress in improving each of these key relationships.
•	Client satisfaction and loyalty, as measured in our monthly client satisfaction surveys, increased dramatically in 2006. Further, in October 2006, H.R. Chally Group, a third-party market research firm, awarded our North American sales force a “World Class” rating after interviewing clients and prospects of IT resellers and asking them to rate their IT providers. Insight was the only company in its industry to be rated “World Class.”

•	Teammate satisfaction, as measured in our annual teammate satisfaction survey, strengthened across the world. Additionally, in December 2006, Insight was named one of the “25 Best Service Companies to Sell For” in Selling Power magazine, which ranks the largest sales forces in America. Insight moved up from a ranking of 23rd in 2005 to 12th in 2006.

•	Lastly, partner satisfaction strengthened. We completed our annual partner satisfaction survey in early January 2007, and overall satisfaction within North America improved compared to 2005 results.
     We attribute the improvements noted above to our strengthening of the foundation of our business through:
•	a new vision and values;

•	a clear strategy; and

•	a stronger team.
Operating Strategy
     The key elements of our operating strategy are:
•	Solutions-oriented business model;

•	Integrated sales and marketing;

INSIGHT ENTERPRISES, INC.
•	Broad selection of brand-name IT hardware and software;

•	Strong tools and expertise on software asset management;

•	Services offerings; and

•	Efficient technology-based operations.
     Solutions-Oriented Business Model. This model offers our business clients the benefits of complete IT solutions that take advantage of our multiple vendor product choices, competitive pricing, fast and efficient delivery and a vast array of customized services. We have transitioned our business model beyond product fulfillment to include the capability to advise our clients on business issues and develop technology solutions to address their business issues. We believe this transition was essential to respond to changes in the way businesses plan for, implement, leverage and manage technology. We can offer advice to help our clients find the right solution to uniquely address their business needs due to our expertise across a broad, multi-vendor line offering. We offer service capabilities designed to complete our solutions offerings and improve our clients’ business results. We have the ability to serve as the central project manager for many combinations of services a client may require, from the most basic, such as warranties and financing options, to the very complex, such as custom configuration, large technology deployments, centralized management of mobile technology, software license planning, network design and implementation, asset tagging and asset disposal. We have what we consider to be one of the most robust services organizations in the industry and are focused on all aspects of technology lifecycle management. As a result, we are able to provide expert resources to design, deploy and manage today’s complex technology environments. With our acquisition of Software Spectrum, we have a significantly enhanced portfolio of services around software solutions. We augment our sales teams with service sales resources and technical pre-sale subject matter experts, believing that this enables our sales team to be positioned as a trusted advisor to our clients. As a result, we can be a one stop source for all of our clients’ IT needs. We deliver strategic business value to our clients by ensuring that technology solutions drive business results and by streamlining IT management, reporting and costs. In North America, our largest area of operation, we believe we have a strong competitive advantage in the degree to which we can provide these products and services across all targeted client groups.
     Integrated Sales and Marketing. We market and sell IT solutions through a variety of integrated direct sales and marketing techniques including:
•	a staff of client-dedicated account executives utilizing proactive outbound telephone-based sales;

•	a client-focused, face-to-face field sales force;

•	a nationally deployed dedicated service sales organization in the U.S.;

•	a team of software sales specialists;

•	a small group of knowledgeable account executives dedicated to taking inbound calls;

•	electronic commerce (primarily the Internet and electronic data interchange (“EDI”));

•	targeted marketing (including print and electronic marketing and communications, advertising, client events and specialty marketing programs);

•	comprehensive product and services catalogs; and

•	pre-sale technical sales support teams.
     We align our technical sales support resources and tailor our marketing model to each client market. Our marketing programs emphasize our solutions offerings, service capabilities, competitive pricing, efficient procurement and financing options. A large portion of our marketing will continue to focus on increasing awareness of our service capabilities and the value of our solutions-oriented business model, as well as driving increased demand for our IT hardware, software and services offerings.
     Components of our sales and marketing strategy include:
     Focus on Large Enterprises, SMB and Public Sector Institutions. We target businesses as well as government and educational entities. Our target client employs over 100 people who regularly use business technology in the performance of their jobs. We believe this is the most valuable portion of the IT hardware, software and services market because these entities demand high-performance technology solutions, appreciate well-trained account executives, purchase frequently, are value conscious and are knowledgeable buyers who require less technical support than the average individual consumer. Our operating model, which allows us to tailor our offerings to the size and complexity of our client, positions us to serve this portion of the market effectively by combining highly qualified field and telesales account executives, advanced service capabilities, focus on client service, competitive pricing and cost-effective distribution systems. During 2006, virtually all of our net sales were to large enterprise, SMB and public sector institutions, and no single client accounted for more than 3% of our consolidated net sales.
     Net sales to U.S. public sector clients include federal, state and local governmental entities, educational institutions

INSIGHT ENTERPRISES, INC.
and non-profit organizations. Net sales from these clients are derived from: open market sales to federal, state and local government agencies; sales made to federal agencies and departments under the Multiple Award Schedule contract with the U.S. General Services Administration and blanket purchase agreements from various government departments; sales made to various state and local government agencies; and sales made to educational institutions and non-profit organizations. Net sales to public sector clients in our EMEA segment include central and local government entities, educational institutions, non-profit organizations and national healthcare service organizations. Net sales from our EMEA public sector clients are derived primarily in the United Kingdom from open market sales to individual entities and to consortium buyers and from contracts, such as the Catalist contract, which represents a restricted procurement channel whereby only approved vendors are permitted to bid on available opportunities. For a discussion of risks associated with public sector contracts, see “Risk Factors – The failure to comply with the terms and conditions of our public sector contracts could result in, among other things, fines or other liabilities,” in Part I, Item 1A of this report.
     Recruit, Train and Retain a Quality Sales Force. The majority of our SMB account executives focus on outbound telesales by contacting existing clients on a systematic basis to generate additional sales. In addition, these account executives utilize various prospecting techniques in order to increase our client base. To support the account executives, we maintain an extensive database of clients and potential clients. We have established dedicated outbound sales divisions focusing on large enterprises (generally at least 2,500 PCs), SMB (generally less than 2,500 PCs), and the public sector entities (government, educational and not for profit institutions). Account executives in these sales divisions interact with sophisticated IT decision makers and procurement executives as well as various other executives of organizations to establish mutually beneficial relationships. Once established, the one-on-one relationships between our clients and their account executives are maintained and enhanced primarily through frequent communications by telephone and face-to-face meetings, supplemented by marketing communications and programs. We also enhance our telesales operations by maintaining a group of face-to-face field account executives and service sales professionals in a number of cities throughout North America, EMEA and APAC. These face-to-face field account executives and service sales professionals typically service larger enterprise accounts, government accounts or SMB accounts that have advanced system and service needs. Starting in 2006, we geographically aligned clients in the U.S. assigned to our SMB account executives. We believe this enables us to utilize our face-to-face field account executives to help strengthen relationships with SMB clients, as well as partner representatives, in their geographical areas by assisting as needed the SMB account executives. Additionally, we have a small group of knowledgeable account executives dedicated to taking inbound calls generated by our direct marketing activities.
     We believe our ability to establish and maintain long-term relationships and to encourage repeat purchases is dependent, in part, on the quality of our account executives. Because our clients’ primary contact with us is through our account executives, we focus on recruiting, training and retaining qualified and knowledgeable sales staff. During 2006, we expanded our training programs for new account executives. We launched improved new hire training, the Trusted Advisor Program (“TAP”), in July 2005 to give our new account executives the training, development and support they need to be successful in our competitive market. The ten-month program covers sales, systems and solutions with the objective of preparing account executives for their role as a trusted advisor. Through the program, teammates undergo classroom learning, call lab work and time on a TAP sales team prior to graduating to the sales floor full time. Additionally, the TAP program offers teammates several certifications in partner training, ranging from solutions to in-depth product training. Since the introduction of the TAP program, we have reduced attrition and have improved the productivity of our account executives. We continuously improve our sales training programs to focus on enhancing existing skills or developing new skills for varying aspects of the sales process.
     With the assistance of our marketing department, each account executive is responsible for building a client base and proactively servicing the needs of established clients. Our IT systems allow online retrieval of relevant client information, including the client’s profile, history and product information, such as price, cost and availability, as well as up-selling and cross-selling opportunities. This capability helps our account executives to have the type of conversations that help to deepen client relationships, identify client needs and build our “share-of-wallet” with our client base. Additionally, as part of the new mySAP Business Suite (“mySAP”) IT system upgrade to be completed in mid 2007 for our U.S. hardware and services operations, we are increasing our use of customer relationship management (“CRM”) tools and analytics to target the right solution or offer to clients with the greatest propensities to have an interest in certain products. Account executives are empowered to negotiate sales prices within established ranges, and a large part of their compensation is based upon gross profit dollars from sales they generate. As the account executive gains experience, we give them greater latitude to make decisions, and with greater experience, the percentage of total compensation based on gross profit dollars generated also increases. Compensation programs are designed to promote and reward top performers in the organization.
     With the acquisition of Software Spectrum in September 2006, we added approximately 400 software sales account executives to our sales force. Supporting our software sales efforts, our technology assessment services engineers assist our clients in selecting the appropriate software solutions. These engineers are trained on multiple, complex technologies and hold several certifications for a particular software solution or category. Our software sales force and

INSIGHT ENTERPRISES, INC.
technology assessment services engineers help our clients acquire and manage software in a more cost-effective way with the partner licensing programs, reporting services and software asset management tools that we offer. These software account executives are resident in the countries in which we operate and are better situated to understand the needs of, and to communicate with, our clients in our sales offices located in Australia, Belgium, Canada, China, Denmark, Finland, France, Germany, Hong Kong, Italy, the Netherlands, Norway, Singapore, Spain, Sweden, Switzerland, the United Kingdom and the U.S. Additionally, although we do not have physical offices located in Austria, Ireland, New Zealand and Russia, we do have software account executives resident in these countries providing us with a local sales presence. In those regions in which we do not have a physical presence, such as Africa and India, we serve our clients through strategic relationships.
     Information regarding the number and tenure of account executives in North America, EMEA and APAC, including former Software Spectrum account executives at December 31, 2006, with a comparison to legacy Insight-only account executives at December 31, 2005, follows:

	North America		EMEA		APAC
	12/31/06	12/31/05	12/31/06	12/31/05	12/31/06
Number of account executives	1,294	1,074	476	266	54

Experience:
Less than one year	22%	25%	37%	40%	31%
One to two years	15%	14%	21%	26%	30%
Two to three years	11%	10%	13%	14%	13%
More than three years	52%	51%	29%	20%	26%

	100%	100%	100%	100%	100%

Average tenure	4.4 years	3.9 years	2.7 years	2.3 years	2.5 years

     Increase in tenure is important to our business as our statistics show that account executive productivity increases with experience. The increase in average tenure for North America is due primarily to increased retention efforts, including performance-based incentives and enhanced training programs, and headcount reductions based on performance, which largely resulted in the elimination of less experienced account executives. Average tenure for EMEA has increased primarily to increased retention efforts partially offset by the loss of some of our tenured account executives in 2005 resulting from targeted recruiting efforts by our competition.
     For a discussion of risks associated with our dependence on key personnel, including sales personnel, see “Risk Factors – We depend on key personnel,” in Part I, Item 1A of this report.
     Focus on Client Service. We strive to create strong, long-term relationships with our clients, which we believe promotes client satisfaction and ultimately increases the percentage of IT spending awarded to us. We believe that a key to building client loyalty is to provide clients with a knowledgeable account executive backed by a strong support staff that can help clients find the right IT solutions to solve business needs. Most business clients are assigned a trained account executive that understands the client’s business needs and proactively identifies and provisions technology solutions that meet those needs. In addition to our account executives, we also have technical specialists who support our sales force, creating a team approach to addressing clients’ various needs within a total solutions framework. Although additional support personnel may interact with the client, such as our solutions center or third-party service providers, the client’s dedicated account executive remains the primary contact with Insight. We believe that solving clients’ unique business and technology challenges through strong one-to-one sales and project management relationships will improve the likelihood that clients will look to us for future product and service purchases.
     We realize that fast delivery and efficient fulfillment are also important to our clients. Client hardware orders are sent to one of our distribution centers or to one of our “direct ship” partners for processing immediately after the order is released. We have integrated labeling and tracking systems with major freight carriers into our IT system to ensure prompt and traceable delivery. Additionally, we have integrated our IT system with our “direct ship” partners making shipments from these partners virtually transparent to our clients. We ship almost all of our orders on the day the orders are released for shipment.
     We believe that effective client service is an important factor in client retention and overall satisfaction. We will implement additional automation of our business processes as we complete our upgrade to mySAP and believe these improvements will further increase client satisfaction and retention.

INSIGHT ENTERPRISES, INC.
     Promote Use of E-Commerce. We believe that providing the client with a seamless e-commerce system, supported by well-trained account executives results in a highly efficient business model that delivers high client satisfaction. Account executives encourage clients to place on-line orders via our Web site, www.insight.com, and we offer selected businesses their own customized landing pages, which are designed by our electronic marketing team. These pages allow businesses to customize views based on their needs and procurement guidelines and to purchase IT hardware, software and certain services from us at pre-negotiated, volume-based pricing. In addition, we implement automated approval routing to help clients ensure compliance with their company policies. We also create awareness of our products and services to clients and prospects through graphically rich electronic newsletters, electronic postcards and other branded sales messages transmitted via e-mail. Through the promotion of e-commerce, including EDI and our Web site, we hope to increase sales, facilitate our clients’ ease of doing business with us, drive enhanced client satisfaction and decrease administrative costs. As part of our integration of Software Spectrum, www.softwarespectrum.com was re-branded to www.insight.com during the first quarter of 2007.
     Selectively Employ Advertising, Specialty Marketing and Catalogs. We advertise in technology publications targeting business decision makers in North America. These advertisements focus on the communication of our trusted advisor value proposition and are designed to create a strong brand image for our target audience.
     We continue to increase our national exposure, promote local interest and encourage visits to our Web site through title sponsorship of the “Insight Bowl,” a post-season intercollegiate football game, now in its tenth year. During the 2006 Insight Bowl, telecast live by NFL Network on December 29, 2006, we aired television commercials highlighting our solutions capabilities as well as commercials showcasing partners’ products offered by us. These 30-second spots encouraged business decision makers in the U.S. to call us or visit our Web site. Additionally, 2006 marked Insight’s first year as the title sponsor of the Insight Fiesta Bowl Block Party in Tempe, Arizona.
     We also leverage more traditional merchandising vehicles targeted to specific target clients, such as catalogs and direct mail pieces. These merchandising pieces emphasize our solutions offerings, encourage clients and prospects to contact us for more information, and may also provide detailed product descriptions, manufacturers’ specifications and pricing information. Additionally, the Insight logo and telephone number are included from time to time in promotions by selected manufacturers/publishers.
     During 2006, we continued to expand our catalog distribution to include catalogs aimed at specific vertical markets or industries, such as healthcare, legal and financial services. These vertically focused catalogs provide specific vertical market solutions.
     Broad Selection of Brand-Name IT Hardware and Software. We provide added convenience by offering our clients a comprehensive selection of brand-name IT hardware products (in North America and the United Kingdom only) and software titles. We offer products from hundreds of manufacturers and publishers, including Hewlett-Packard (“HP”), Microsoft, Cisco, Lenovo, IBM, Symantec, Adobe, Toshiba, Sony and American Power Conversion Corporation (“APC”). Our scale and purchasing power combined with our efficient, high-volume and cost effective direct sales and marketing, allow us to offer competitive prices. We believe that offering multiple vendor choices enables us to better serve clients’ needs by providing a variety of product solutions to best address their specific business needs, based on particular client preferences or other criteria, such as real-time best pricing and availability, or compatibility with existing technology. We have developed “direct-ship” programs with many of our partners through the use of EDI and extensible markup language (“XML”) links allowing us to expand our product offerings without further increasing inventory, handling costs or inventory risk exposure. Thus, we are able to offer a vast product offering with billions of dollars in virtual inventory. Convenience and product options among multiple brands are key competitive advantages against manufacturers/publishers’ direct selling programs, which are generally limited to their own brands and may not be able to offer clients a complete or best solution across all product categories.
     We select our products based on existing and proven technology and anticipated client needs. Our product managers and buyers evaluate the effectiveness of new and existing products and select those products for inclusion in our offerings based on the fit in strategic solutions, market demand, product features, quality, reliability, sales trends, price, margins and warranties.
     The manufacturer warrants most of the products we market, and it is our policy to request that clients return their defective products directly to the manufacturer for warranty service. On selected products, and for selected client service reasons, we may accept returns directly from the client and then either credit the client or ship a replacement product. We generally offer a limited 15- to 30-day return policy for unopened products and certain opened products, which are consistent with manufacturers’ terms; however, for some products we may charge restocking fees. Products returned opened are quickly processed and returned to the manufacturer or partner for repair, replacement or credit to us. We resell most unopened products returned to us. Products that cannot be returned to the manufacturer for warranty

INSIGHT ENTERPRISES, INC.
processing, but are in working condition, are promptly sold to inventory liquidators, to end users as “previously sold” or “used” products or through other channels to limit our losses from returned products.
     For a discussion of risks associated with our reliance on partners, see “Risk Factors – We rely on our partners for product availability, marketing funds, purchasing incentives and competitive products to sell,” in Part I, Item 1A of this report.
     Strong Tools and Expertise on Software Asset Management. As a one-stop, global IT solutions provider, we are also able to present our clients strong tools and expertise in software asset management. Our tools and expertise include:
     Advice, Information and Education. We advise, inform and educate our clients regarding the wide range of procurement and licensing choices available to them. We publish newsletters, service and product brochures and product catalogs and also provide other timely information coincident with major product releases. We author and provide white papers and consulting advice to our clients to allow them to realize the potential benefits associated with licensing programs. We provide our clients with a methodology for evaluating their individual software management process and analyzing issues in selecting and implementing the licensing programs offered by various publishers. Our advice is designed to assist clients in selecting a software management plan, including internal distribution services, communicating with end users, reporting and complying with licensing agreements.
     As part of our integration of Software Spectrum, we re-branded www.softwarespectrum.com to www.insight.com during the first quarter of 2007. Our Web site contains company news and information designed to educate clients about our services, our software titles (including third-party reviews), the publishers we represent and the latest trends in the industry. We conduct on-line seminars, or webinars, to train our clients on our on-line services and host partner webinars. Additionally, we convene a global client roundtable twice a year and schedule other roundtables as part of our publisher marketing.
     Licensing Services. Our clients can acquire software applications either through licensing agreements or by purchasing boxed products. The majority of our clients purchase their software applications through licensing agreements, which we believe is a result of the ease of administration they provide and their cost-effective nature. Licensing agreements, or right-to-copy agreements, allow a client to either purchase a license for each of its users in a single transaction or periodically report its software usage, paying a license fee for each user. For clients, the overall cost of using one of these methods of acquiring software may be substantially less than purchasing boxed products.
     As software publishers choose different procedures for implementing licensing agreements, businesses are faced with a significant challenge to evaluate all the alternatives and procedures to ensure that they select the appropriate agreements, comply with the publishers’ licensing terms and properly report and pay for their software licenses. A large, multinational corporation may have over 100,000 users, increasing the complexity associated with purchasing and managing their software assets. We work closely, either locally or globally, with our clients to understand their requirements and educate them regarding the options available under partner licensing agreements.
     Many of our clients who have elected to purchase software licenses through licensing agreements have also purchased software maintenance, which allows clients to receive new versions, upgrades or updates of software products released during the maintenance period in exchange for a specified annual fee. These fees may be paid in monthly, quarterly or annual installments. Upgrades and updates are revisions to previously published software that improve or enhance certain features of the software and/or correct errors found in previous versions. We assist our partner publishers and clients in tracking and renewing these agreements.
     Our proprietary systems support the requirements necessary to service licensing agreements for our clients. Our systems provide individualized client contract management data, assist clients in complying with licensing agreements and provide clients with necessary reporting information.
     In connection with certain enterprise-wide licensing agreements, publishers may choose to bill and collect from clients directly. In these cases, we earn a referral fee directly from the publisher.
     Insight:LicenseAdvisor™. Our Insight LicenseAdvisor ™ product is a proprietary integrated software asset management platform that is designed to enable organizations to gain better control of their software assets, thereby saving money and helping to ensure software license compliance. In spite of investing in software asset management tools, clients have noted that they may still make unnecessary purchases, fall out of compliance with software licenses, are slow to distribute software to their employees, and do not feel that they are in control of their software asset lifecycle. Our software solution is designed to help companies close compliance gaps and manage complex licenses by

INSIGHT ENTERPRISES, INC.
determining who is entitled to purchase or use a software license, the right media for a license entitlement, how to access the software, how to entitle users, groups and the enterprise to receive the software, and how to manage entitlements going forward. The software is designed to integrate with a company’s internal processes and other asset management technology to allow the company to purchase, deploy and manage their software assets more efficiently.
     Services Offerings. Although sales of services in 2006 represented a small percentage of our net sales (approximately 2%) and gross profit (approximately 5%), we believe our services offerings differentiate us from our competitors. We believe these services offerings help to establish strong, deep-rooted relationships with clients as they look to us for more than just product fulfillment and view us as partners in creating integrated product and service solutions for their IT needs. As sales of services increase, we expect services will likely become a greater percentage of gross profit because sales of services are generally at a higher gross margin than product sales. Currently, many of these service capabilities are more widely available to clients in North America than in any other geography. Our investment in our services capabilities in North America during 2006 resulted in year over year growth in net sales of 27% compared to 2005. We provide our clients a wide variety of services that focus on the following areas:
•	Custom Configuration – At our ISO 9001:2000 certified customer configuration lab in the U.S., we custom configure servers, desktops, laptops and peripherals, including services such as:
•	asset tagging;

•	basic testing;

•	hardware and software configuration; and

•	software imaging and installation.
•	Advanced Integration – Our ISO 9001: 2000 certified advanced integration lab in the U.S. provides technical operations, resources and expertise to manage and implement large-scale network rollouts, including:
•	workstations, servers and connectivity equipment;

•	individual user customization of file servers, switches, routers and racks;

•	pre-built networks, including IP addressing;

•	live network testing and turnkey deployment; and

•	wireless activations and configurations.
•	National Repair Center – Our ISO 9001:2000 certified national repair center in the U.S. is dedicated to maintaining our clients’ equipment and ensuring optimal performance levels through a variety of services including:
•	break fix services;

•	hot swap/spare program;

•	asset retrieval, refurbishment or redeployment; and

•	end of lease processing.
•	Enterprise Consulting – We evaluate, design, implement and manage business technology projects for our clients. Our enterprise consulting competencies include:
•	infrastructure assessment and design;

•	wireless LAN design and implementation;

•	Microsoft assessment, design and implementation;

•	IP voice and telephony solutions; and

•	network security.
•	Resource Management – We offer highly skilled technical staff to augment our clients’ existing IT staff in areas such as:
•	desk side support;

•	help desk support;

•	installs, moves, adds and changes;

•	LAN administration; and

•	critical server restoration.
•	Project Management – We provide clients with experienced project managers who coordinate the planning, design, deployment, and support of their IT projects and ongoing service programs. This service is performed via our Project Management Office which provides standard methodology and quality assurance.

INSIGHT ENTERPRISES, INC.
•	National Implementation Programs – Together with selected highly qualified service partners, we provide comprehensive, customized implementation services, including:
•	national implementation and deployment projects and

•	national service maintenance programs.
     A significant amount of services provided in North America are delivered through extensive in-house capabilities, including services performed in our ISO 9001:2000 certified custom configuration and advanced integration labs and our ISO 9001:2000 national repair center. On certain service offerings or in certain geographies, we manage delivery of services by contracting with highly qualified service partners. We believe this combination is a key differentiator from direct competitors in North America. Our EMEA and APAC operating segments manage delivery of services using in-house teammates and by contracting with highly qualified service partners. Regardless of delivery methods or geography, the client’s dedicated account executive remains the primary contact throughout the entire implementation process, and we offer to act as the central project manager to assure consistent quality of service across the project. This commitment to project management is central to our value proposition for delivering total technology solutions, and we believe it enhances the development of strong, long-term relationships with clients.
     Our account executives are supported by teams of qualified experts that specialize in specific emerging and/or complex technologies. In North America, we currently have technical sales support teams focused on the following product and service categories:
•	Advance Network Solutions;

•	Enterprise Solutions;

•	Lifecycle Management;

•	Mobility;

•	Project Management;

•	Security;

•	Software License Management;

•	Storage/High Performance Systems;

•	Third-party Extended Warranties;

•	Financial Services/Leasing; and

•	Technology Disposal.
     In EMEA, we currently have teams of qualified experts focused on:
•	Connectivity (United Kingdom only);

•	Helpdesk (France and United Kingdom only);

•	Networking (France, Germany and United Kingdom only);

•	Virtualization (France and Germany only);

•	Servers (United Kingdom only);

•	Storage and High Performance Systems, (UK only);

•	Software Asset Management;

•	Software Deployment Services;

•	Software Licensing/Planning;

•	Warranties and Configuration (United Kingdom only); and

•	Wireless (United Kingdom only).
     In APAC, we currently have teams of qualified experts focused on Software Licensing/Planning.
     Historically in the industry, advanced services were available nationally to larger enterprise clients. However, we have the ability to provide certain of those services to our SMB clients and view this as an opportunity for growth. Determining which services are best suited to the SMB clients, expanding our services capabilities, creating awareness of our capabilities and increasing sales to this client group will be a significant focus in the future. For 2006, our service offerings to SMB clients continued to focus primarily on integration, third-party extended warranties and leasing. However, in 2007, we plan to expand our services offerings to SMB clients to include image loads, wireless deployment, asset disposal and managed services.

INSIGHT ENTERPRISES, INC.
     We believe that there is no other global reseller able to offer the same breadth and depth of IT solutions that we offer across all target client groups in North America, EMEA and APAC.
     Efficient Technology-Based Operations. We believe our implementation of advanced technological systems provides a competitive advantage by increasing the productivity of our account executives, delivering more efficient client service and reducing order processing and inventory costs. Our technology-based operations center around our IT systems, our distribution centers, electronic procurement and voice and data networks.
     IT Systems. We are in the process of upgrading from SAP version 4.6 to mySAP. We have reengineered our processes to prepare for the upgrade rollout and believe that the benefits will include:
•	increased sales executive and client support productivity;

•	automated service tracking and billing;

•	enhanced CRM capabilities;

•	streamlined opportunity management;

•	improved ability to provide sales with qualified leads;

•	improved service contract management and reporting;

•	further automation of manual and inefficient processes;

•	reduced custom programming and maintenance; and

•	adoption of best practices around business processes.
     We currently plan to deploy our IT system in the U.S., including the upgrade to mySAP, to our legacy Software Spectrum operations in the U.S. in mid 2008 and to our operations outside of the U.S. over the next two years. Although mySAP has enhanced functionality, our current IT systems in all geographies allow our account executives to obtain a wide range of information, including:
•	client information;

•	product information;

•	product pricing, gross profit and availability;

•	product compatibility and alternative product offerings and accessories; and

•	order status.
     We believe the information available to our account executives enables them to make better decisions regarding solution, product and services recommendations, provide superior client service and increase overall profitability. We also believe that our investment in IT will continue to improve the efficiency of our operations.
     Distribution Centers. Our U.S. distribution operations are conducted within a 440,000 square foot distribution facility in Hanover Park, Illinois. Activities performed in our Illinois distribution center include receipt and shipping of inventory and returned product processing. Additionally, this distribution center houses our national repair center and our advanced integration and custom configuration labs. We also have a small distribution facility in Canada, small software-only distribution facilities in Germany and France and a 53,000 square foot distribution facility in the United Kingdom. All of our IT systems have capabilities that interface our sales, distribution, inventory and accounting functions. Through our IT systems, we send orders electronically to one of our distribution centers or to a “direct ship” partner for processing immediately upon order release, and the distribution center or partner automatically prints a packing slip for order fulfillment. Products received in our distribution centers are assigned a unique bar code and placed in designated bin locations. We use systematic checks to ensure accurate fulfillment and to provide real-time reduction in inventories. We have implemented a re-ordering system that calculates lead times, accepts price quotes from competing partners and, in some instances, automatically orders from the partner with the most competitive price and availability. We have integrated our order processing, labeling and tracking systems with major freight carriers to ensure prompt and traceable delivery. We utilize a combined physical and virtual distribution model, utilizing “just-in-time” inventory management and “direct ship” relationships with partners to reduce inventory costs and increase client satisfaction. We also purchase and hold inventory for our integration labs related to upcoming projects with large enterprise and public sector clients. We promote the use of EDI or XML links with our partners, which we believe helps to reduce overhead, simplify the order fulfillment cycle and reduce the use of paper in the ordering process. Our physical distribution capabilities allow us to inventory product as needed to take advantage of product allocations, make opportunistic purchases or meet the service requirements of our clients. Our inventory management techniques, utilizing

INSIGHT ENTERPRISES, INC.
our system capabilities, allow us to offer a greater range of products without increased inventory requirements, and to reduce inventory exposure and shorten order fulfillment time.
     Electronic Procurement. We participate in the electronic procurement arena in order to help clients control costs, streamline the procurement process and improve operational efficiencies. We do this primarily through our Web site and our Electronic Business-to-Business Partner Program (e-B2B Partner Program):
•	Our Web Site. Our Web site, via customized landing pages, provides tools which allow clients to restrict purchasing only to pre-approved products or allow an administrator at a client location to give users within that organization access to the client’s on-line account, but restrict the level of their activity and the features and options available to them. Through our Web site, we make available open-order status and purchase activity reports formatted to meet each client’s specifications. We also maintain a suite of Internet-based tools that enable clients to manage their software procurement. For most of our larger clients, we create customized electronic product catalogs containing product information and pricing. These electronic catalogs are accessed through search engine functionality, which enables clients to quickly locate and compare products they need.

•	Our e-B2B Partner Program. Under our e-B2B Partner Program, we have established relationships with e-procurement providers, such as Ariba, Oracle, Perfect Commerce and SAP to support clients’ implementations of the various e-procurement platforms in an effort to streamline procurement processes and improve operational efficiencies.
     Voice and Data Networks. Our voice and data networks are an important part of our technology-based operations as the majority of our sales, marketing and client service efforts are conducted either via the telephone or over the Web. Our telephone system is programmed to route inbound calls automatically, depending on their originating data, to specific sales groups, or to specific account executives. Our telephone system also uses menu functions that permit the clients to route themselves to the appropriate sales, service or support area or to their assigned account executives. In general, our technology infrastructure and our data connectivity, in particular, are important links in our efforts to increase the ease of transacting business with us.
     For a discussion of risks associated with our IT systems and voice and data networks, see “Risk Factors – Disruptions in our IT systems and voice and data networks, including the migration of Software Spectrum to our IT voice and data networks, could affect our ability to service our clients and cause us to incur additional expenses,” in Part I, Item 1A of this report.
Growth Strategy
     Our financial goals are focused on growing market share and net earnings at a rate that outpaces the market. To achieve our goals, we are focused on the following areas:
•	selling additional products and services to our existing client base;

•	expanding our client base;

•	capitalizing on our international presence;

•	increasing our gross profit;

•	lowering our selling and administrative expenses as a percentage of net sales; and

•	making opportunistic strategic acquisitions.
     Selling Additional Products and Services to Our Existing Client Base. Although expanding our client base is part of our growth strategy, we believe there is an even greater opportunity to increase sales within our existing client base by:
•	driving incremental business by leveraging the combined strengths of our legacy Insight and legacy Software Spectrum teammates in products, software and services and cross-selling software offerings to legacy Insight clients and products and service offerings to legacy Software Spectrum clients;

•	increasing solution sales to drive increased share of wallet with existing clients;

•	leveraging our services capabilities to enhance profitability;

•	driving improvements in account executive productivity;

•	aligning sales and marketing strategies; and

INSIGHT ENTERPRISES, INC.
•	leveraging e-commerce capabilities.
     Our marketing initiatives focus on demand generation, communication of our solutions capabilities and growth of Insight brand awareness. We believe, particularly in the U.S., that the full breadth of our solution-focused offerings is an important differentiating factor from our competitors. Specific solutions have been and will continue to be brought to market through our portfolio selling approach and will be supported by:
•	sales training and education;

•	assessment and selling tools;

•	awareness building;

•	client events;

•	demand generation;

•	product management;

•	procurement;

•	services development;

•	Web merchandising; and

•	sales incentives.
     We believe this integrated, targeted approach will allow us to communicate our value proposition to our clients, partners and account executives more effectively.
     Expanding Our Client Base. We intend to increase our direct sales and targeted marketing efforts in each of our client segments. We seek to acquire new account relationships through proactive outbound telesales, face-to-face field sales, electronic commerce, targeted direct marketing and increased advertising focused on Insight brand awareness and the differentiating factors of our business model.
     Capitalizing on Our International Presence. We seek to capitalize on our international presence in an effort to achieve our long-term goal of becoming a global leader for IT solutions. To that end, we plan to exploit our global footprint which was significantly expanded with the acquisition of Software Spectrum in September 2006. A value driver in our integration planning and execution is our plan to eventually build IT hardware and services capability in select countries in EMEA and APAC to enhance our existing software expertise. Our expanded global presence provides us with an increased client base, expanded product offerings and the ability to leverage our existing infrastructure and partner relationships. We believe that our ability to service clients globally very much differentiates us in the market. We also believe that APAC, in particular, offers strong opportunities for growth with some of the fastest growing global economies in the world. For a discussion of risks associated with international operations, see “Risk Factors – There are risks associated with international operations that are different than those inherent in the U.S. and our exposure to the risks of a global market could hinder our ability to maintain and expand international operations,” in Part I, Item 1A of this report.
     Increasing Our Gross Profit. We believe that in order to meet our net earnings targets, we need to increase our gross profit. We are focused on the following initiatives that we believe will contribute to gross profit growth:
•	increasing attach rates for warranties, integration, leasing, accessories and services;

•	accelerating growth rates in net sales to SMB clients, which are generally conducted at higher gross margins;

•	actively managing freight margin;

•	leveraging and expanding our use of automated pricing tools; and

•	driving growth of higher margin categories.
     Lowering Our Selling and Administrative Expenses as a Percentage of Net Sales. In addition to increasing gross profit, we are focused on reducing our selling and administrative expenses as a percentage of net sales. We believe the following initiatives will help lower selling and administrative expenses as a percentage of net sales:
•	continuing to tighten our management system and focus on expense management throughout the organization;

•	leveraging mySAP functionality to automate manual processes and adopt best practices;

•	improving sales-to-support ratios;

INSIGHT ENTERPRISES, INC.
•	enhancing our alignment with our key partners to fully leverage our partners’ investments in their Insight relationship; and

•	achieving cost synergies from the acquisition of Software Spectrum.
     As noted in the above initiatives, key to our success is the integration of Software Spectrum into our operations and the realization of the strategic and financial synergies we expect from the combined business. We took a comprehensive approach to ensure the effectiveness of our integration, which included utilization of an outside integration consultant and the development of a disciplined project management approach. Our integration planning and execution were focused on new sources of value including:
•	aligning sales to capture client synergies – selling IT hardware and services to the legacy Software Spectrum client base and selling software into the legacy Insight client base to create incremental net new sales;

•	retaining top talent/skills – keeping and motivating key teammates from both companies;

•	leveraging our expertise in selling to SMB clients – creating new markets for software sales by exploiting expertise and existing relationships;

•	capitalizing on our global footprint – eventually building IT hardware and services capabilities in select countries in EMEA and APAC;

•	identifying synergies to reduce operating expenses – making smart decisions that optimize efficiency and operating margin;

•	growing our services business – expanding our breadth of offerings and target service market; and

•	leveraging scale in procurement and product management – using our increased buying power to improve our cost equation.
     Additionally, we anticipate that we will complete the upgrade of our SAP, version 4.6, system to mySAP in our U.S. hardware and services business in mid 2007. We believe the mySAP upgrade, targeted to streamline workflow within the organization, will provide us with enhanced IT tools that will assist us in achieving our financial and operating goals.
     Making Opportunistic Strategic Acquisitions. In September 2006, our strategic acquisition of Software Spectrum broadened our client base, expanded our geographic reach, complemented our existing operating structure, deepened our software capabilities and enhanced our product and service offerings. It is part of our growth strategy to continue to evaluate and consider strategic acquisition opportunities if and when they become available. For a discussion of risks associated with strategic acquisitions, see “Risk Factors – The integration and operation of Software Spectrum may disrupt our business and create additional expenses, and we may not achieve the anticipated benefits of the acquisition,” in Part I, Item 1A of this report.
Industry
     Prior to late 2000, the industry experienced strong growth rates amidst a healthy economic environment. Sales of IT products in the following years decreased worldwide due to sluggish economic growth and a lengthening of IT replacement cycles. This slowdown in spending was evident beginning in late 2000, and signs of an anticipated recovery were only first seen through slightly increased activity in the latter half of 2003, which continued in 2004 through 2006. We remain optimistic that IT spending will continue to increase in 2007 at a similar rate as that in 2006, although we believe the motivation and demand for purchases has changed from that of the pre-2000 era, and we have repositioned ourselves to respond to these changes so that we may increase our market share. Technology purchases are being made to address business-driven needs, and financial officers and other senior executives are increasingly playing greater roles in the final purchasing decisions. We believe that demand is no longer driven, for example, only by increased speed and functionality of basic desktop computers, but by the total cost of ownership and return on investment of IT expenditures. Therefore, direct marketers are increasing efforts to include services among their offerings, and outbound telesales organizations are being complemented by face-to-face field sales. We have been at the forefront of this trend since acquiring extensive advanced service capabilities in early 2002 and enhanced software lifecycle management capabilities with Software Spectrum in September of 2006. Other direct marketers have recently made efforts to include varying levels of services among their offerings. We believe that we are better positioned to take advantage of this shift in client purchasing as we began migrating from pure product fulfillment-driven direct marketing strategies to our solutions-oriented model of providing IT hardware, software and services much earlier than other direct marketers. We believe that in addition to the changing motivation for purchases, the industry is evolving in other ways, too. The market for IT hardware, software and services is served through a variety of distribution channels, and intense competition for market share has forced manufacturers/publishers to re-examine the psychology behind clients’ purchasing behaviors and to seek the most cost effective and efficient channels to distribute their products. Clients are changing the way they plan

INSIGHT ENTERPRISES, INC.
for, purchase and implement technology purchases, and participants in the supply chain, including us, continue to change to keep pace with or be in front of these changes. We believe the following trends have emerged:
•	Manufacturers and publishers are continuing their use of the direct channel, through direct marketers and through their own internal resources, to market and sell products directly to clients in order to grow sales and lower overall selling costs. However, manufacturers and publishers are expecting their direct marketing partners to provide more than just sales and products fulfillment. Manufacturers and publishers desire partners that are knowledgeable about the differentiators of their products and can help deploy the products in the client’s IT environment.

•	Consolidation has occurred over the past few years among direct marketers and service providers, and as larger direct marketers continue to broaden their client reach and increase the depth and breadth of product and service offerings, we believe that larger direct marketers will continue to take market share away from smaller resellers.

•	Microsoft and other publishers have initiated sales agency licensing programs under which resellers recognize the sales agency fee received directly from the software publisher as net sales and not the entire sales price of the software. Additionally, software maintenance contracts are recorded under net revenue recognition, and therefore, only the gross profit on the transaction is recorded as net sales. The increase in sales of licenses under sales agency licensing programs as well as sales of software maintenance contracts makes period-to-period comparability of sales and costs of goods sold more difficult. As a result, we believe the focus should be on gross profit as the key measure of business performance and period-to-period trends.
     Additionally, with increased competition and an overall improved industry-wide supply chain, IT hardware products experience continual declines in average selling prices. Therefore, in order to increase net sales, unit sales must grow at a rate faster than the decline in average selling prices.
     We believe that we will continue to benefit from industry changes as a cost-effective provider of a full range of IT hardware, software and services. While purchasing decisions will continue to be influenced by product selection and availability, price and convenience, we believe that solution offerings, knowledge of account executives and client service will become the differentiators businesses will look for when procuring solutions that minimize their total cost of ownership. We believe that Insight delivers strategic business value by streamlining IT management and costs. By combining technology hardware, software and services, Insight creates custom-tailored solutions designed to meet clients’ unique requirements and changing IT goals. For a discussion of risks associated with uncertain economic conditions and actions of competitors, see “Risk Factors – Changes in the IT industry and/or the economic environment may reduce demand for the products, software and services we sell,” and “Risk Factors – The IT hardware, software and services industry is intensely competitive, and actions of our competitors, including manufacturers and publishers of products we sell, can negatively affect our business,” in Part I, Item 1A of this report.
Competition
     The IT hardware, software and services industry is highly competitive. We compete with a large number and wide variety of marketers and resellers of IT hardware, software and services, including:
•	product manufacturers, such as Dell, HP, IBM and Lenovo;

•	direct marketers, such as CDW Corporation (North America) and PC World Business (United Kingdom);

•	software resellers, such as ASAP Software, SoftChoice and Softwarehouse International

•	systems integrators, such as Compucom Systems, Inc.;

•	national and regional resellers, including value-added resellers and specialty retailers, aggregators, distributors, national computer retailers, computer superstores, Internet-only computer providers, consumer electronics and office supply superstores and mass merchandisers; and

•	national and global service providers, such as IBM Global Services, HP and EDS.
     Product manufacturers continue to sell directly to business clients, particularly larger enterprise clients. Manufacturers, however, typically do not offer the breadth of multi-branded product offerings that direct marketers such as us offer, nor do they have sufficient scale to penetrate the SMB space cost-effectively. Additionally, most manufacturers, as well as other direct marketers, do not provide the advanced level of services that we offer our clients. We believe that we offer enhanced solutions capabilities, broader product selection and availability, competitive prices, and greater purchasing convenience than traditional retail stores or value-added resellers, and that our dedicated account executives offer the necessary support functions (e.g., knowledge of technology solutions, credit terms and efficient return processes) which Internet-only sellers usually do not provide.

INSIGHT ENTERPRISES, INC.
     We are not aware of any competitors with both the breadth and depth of solution offerings we have in the U.S. or the ability to service software clients on a global level. This allows us to differentiate ourselves with a client service strategy that spans the continuum from fast delivery of competitively priced products, to licensing expertise and knowledgeable, industry experienced teammates to advanced IT solutions, and a selling approach that permits us to grow with clients and solidify those relationships.
     Software publishers may intensify their efforts to sell their products directly to end users to the exclusion of the indirect sales channel. Over the past few years, some publishers have instituted programs for the direct sale of large order quantities of software to major corporate accounts with only a referral fee paid to the reseller. We anticipate that these types of transactions will continue to be used by various publishers in the future. We believe that the total combined range of services and software titles we provide to our clients cannot be easily substituted by individual software publishers, particularly because individual publishers do not offer the scope of services or range of software titles required by most of our clients.
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
     For a discussion of risks associated with the actions of our competitors, see “Risk Factors – The IT hardware, software and services industry is intensely competitive, and actions of our competitors, including manufacturers and publishers of products we sell, can negatively affect our business,” in Part I, Item 1A of this report.
Partners
     During 2006, we purchased products and software from approximately 3,700 partners. Approximately 54% (based on dollar volume) of these purchases from partners were from distributors, with the balance purchased directly from manufacturers or software publishers. Purchases from HP, a manufacturer, Ingram Micro and Tech Data, both of which are distributors, accounted for approximately 15%, 15%, and 13%, respectively, of our aggregate purchases in 2006. No other partner accounted for more than 10% of purchases in 2006. Our top five partners as a group for 2006 were HP, Ingram Micro, Tech Data, Microsoft and SYNNEX. Approximately 58% of our total purchases during 2006 came from this group of partners. These percentages only included Software Spectrum purchases since September 2006, accordingly, we anticipate that our purchases from Microsoft will increase substantially during 2007. Although brand names and individual products are important to our business, we believe that competitive sources of supply are available in substantially all of our product categories and many of our software offerings such that, with the exception of Microsoft, we are not dependent on any single partner for sourcing products or software.
     We obtain supplier reimbursements from certain product manufacturers and software publishers based typically upon the volume of sales or purchases of the manufacturers’ products or publishers’ software. In other cases, such reimbursements may be in the form of participation in our partner programs, discounts, advertising allowances, price protection or rebates. Manufacturers and publishers may also provide mailing lists, contacts or leads to us. We believe that supplier reimbursements allow us to increase our marketing reach and strengthen our relationships with leading manufacturers and publishers. These reimbursements are important to us, and any elimination or substantial reduction would increase our costs of goods sold or marketing expenses and decrease our earnings from operations and net earnings. During 2006, sales of HP products and Microsoft products accounted for approximately 26% and 15%, respectively, of our consolidated net sales. No other manufacturer’s products accounted for more than 10% of our consolidated net sales in 2006. Sales of product from our top five manufacturers/publishers as a group (HP, Microsoft,

INSIGHT ENTERPRISES, INC.
Cisco, Lenovo and IBM) accounted for approximately 61% of Insight’s consolidated net sales during 2006. We believe that the majority of IT purchases by our clients are made based on the ability of our total product and service offering to meet their IT needs more than on specific brands.
     Given the significant increase in software as a percentage of our net sales due to the acquisition of Software Spectrum in September 2006, our reliance on Microsoft in 2007 and beyond for both sales and vendor funding will increase. For a discussion of risks associated with our reliance on partners, see “Risk Factors – We rely on our partners for product availability, marketing funds, purchasing incentives and competitive products to sell,” in Part I, Item 1A of this report.
Teammates
     We believe our teammate relations are good. Our teammates are not represented by any labor union, and we have not experienced any work stoppages. Certain of our teammates in various countries outside of the U.S. are subject to laws providing representation rights to teammates on workers councils. At December 31, 2006, we had 4,568 teammates as follows:

	North
	America	EMEA	APAC	Consolidated
Management, support services and administration	1,896	592	70	2,558
Sales account executives	1,294	476	54	1,824
Distribution	131	55	—	186

Total	3,321	1,123	124	4,568

     We have invested in our teammates’ future and our future through an ongoing program of internal and external training. Training programs include new hire orientation, sales training, general industry and computer education, technical training, specific product training and on-going teammate and management development programs. We emphasize on-the-job training and provide our teammates and managers with development opportunities through on-line and classroom training relevant to their needs.
Seasonality
     General economic conditions have an effect on our business and results of operations. We also experience some seasonal trends in our sales of IT hardware, software and services. For example:
•	software sales are seasonally significantly higher in our second and fourth quarter;

•	business clients, particularly larger enterprise businesses in the U.S., tend to spend more in our fourth quarter as they utilize their remaining capital budget authorizations, and less in the first quarter; and

•	sales to the federal government in the U.S. are often stronger in our third quarter.
     These trends create overall seasonality in our consolidated results such that sales and profitability are expected to be higher in the second and fourth quarters of the year. We expect between 25% and 30% of our 2007 net sales and gross profit, as well as between 30% and 35% of our 2007 earnings from operations, to occur in each of the second and fourth quarters.
Backlog
     Virtually all of our backlog historically has been and continues to be open cancelable purchase orders, and we do not believe that backlog as of any particular date is indicative of future results.
Intellectual Property
     We do not maintain a traditional research and development group, but we do develop and seek to protect a range of intellectual property, including trademarks, service marks, copyrights, domain name rights, trade dress, trade secrets and similar intellectual property. We rely on applicable statutes and common law rights, trade-secret protection and confidentiality and license agreements, as applicable, with teammates, clients, vendors and others to protect our intellectual property rights. We have registered a number of domain names, and our principal trademark is a registered mark. We have also applied for registration of other marks, in the U.S. and in select international jurisdictions, and from time to time, file patent applications. We may, in the future, license certain of our proprietary intellectual property rights to third parties. It is important for us to work closely with computer product manufacturers and other technology developers to stay current on the latest developments in technology in order to improve our internal operations and for

INSIGHT ENTERPRISES, INC.
the benefit of our clients. We believe our trademarks and service marks, in particular, have significant value and we continue to invest in the promotion of our trademarks and service marks and in our protection of them.
Available Information
     Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the reports of beneficial ownership filed pursuant to Section 16(a) of the Exchange Act are available free of charge on our Web site at www.insight.com, as soon as reasonably practicable after we electronically file with, or furnish to, the Securities and Exchange Commission (“SEC”). Additionally, the public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the SEC’s Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC also maintains a Web site at www.sec.gov that contains all of information we file with, or furnish to, the SEC. Please see “Explanatory Note Regarding Restatement of Our Consolidated Financial Statements” above regarding our previous reports not being amended for the restatement of our financial statements, and that the financial information included in reports previously filed or furnished by Insight Enterprises, Inc. for prior periods should not be relied upon, and are superseded by the information in this Annual Report on Form 10-K.
Item 1A. Risk Factors
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
     We rely on our partners for product availability, marketing funds, purchasing incentives and competitive products to sell. We acquire products for resale both directly from manufacturers/publishers and indirectly through distributors. The loss of a partner could cause a disruption in the availability of products. Additionally, there is no assurance that as manufacturers/publishers continue to sell directly to end users and through the distribution channel, they will not limit or curtail the availability of their product to resellers like us. From time to time, products we offer may become subject to manufacturer allocation, which limits the number of units available to us. Our inability to obtain a sufficient quantity of product, or an allocation of products from a manufacturer in a way that favors one of our competitors relative to us, could cause us to be unable to fill clients’ orders in a timely manner, or at all, which could have a material adverse effect on our business, results of operations and financial condition. In addition, a reduction in the amount of credit granted to us by our partners could increase our cost of working capital and have a material adverse effect on our business, results of operations and financial condition.
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
     The integration and operation of Software Spectrum may disrupt our business and create additional expenses, and we may not achieve the anticipated benefits of the acquisition. Integration of an acquisition involves numerous risks, including difficulties in the conversion of IT systems and assimilation of operations of the acquired company, the diversion of management’s attention from other business concerns, risks of entering markets in which we have had no or only limited direct experience, assumption of unknown liabilities, the potential loss of key teammates and/or clients, difficulties in completing strategic initiatives already underway in the acquired and acquiring companies, and unfamiliarity with partners of the acquired company, each of which could have a material adverse effect on our business, results of operations and financial condition. The success of our integration of Software Spectrum assumes certain synergies and other benefits. We cannot assure that these risks or other unforeseen factors will not offset the intended benefits of the acquisition, in whole or in part.
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
     We have received an informal inquiry from the SEC and could be subject to stockholder litigation and other regulatory proceedings related to the Options Subcommittee’s investigation of our historical stock option granting practices and the related restatement of our consolidated financial statements. As described in the Explanatory Note immediately preceding Part I, Item 1 of this report, Note 2 “Restatement of Consolidated Financial Statements” to consolidated financial statements and in “Restatement of Consolidated Financial Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7 of this report, we identified errors in the Company’s accounting related to stock option compensation expenses in prior periods and determined that corrections to our consolidated financial statements were required to reflect additional material charges for stock-based compensation expenses and related income tax effects.
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
     Evaluation of internal control over financial reporting under the Sarbanes-Oxley Act of 2002 will continue to affect our results. Complying with the requirements of the Sarbanes-Oxley Act of 2002, and Nasdaq’s conditions for

INSIGHT ENTERPRISES, INC.
continued listing have imposed significant legal and financial compliance costs, and are expected to continue to impose significant costs and management burden on us.
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
     There are risks associated with international operations that are different than those inherent in the U.S. and our exposure to the risks of a global market could hinder our ability to maintain and expand international operations. We have operation centers in Australia, Canada, Germany, France, the U.S., and the United Kingdom, as well as sales offices in Australia, Belgium, Canada, China, Denmark, Finland, France, Germany, Hong Kong, Italy, the Netherlands, Norway, Singapore, Spain, Sweden, Switzerland, the United Kingdom and the U.S., and sales presence in Austria, Ireland, New Zealand and Russia. In the regions in which we do not currently have a physical presence, such as Africa, Japan and India, we serve our clients through strategic relationships. In implementing our international strategy, we may face barriers to entry and competition from local companies and other companies that already have established global businesses, as well as the risks generally associated with conducting business internationally. The success and profitability of international operations are subject to numerous risks and uncertainties, many of which are outside of our control, such as:
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
     The acquisition of Software Spectrum utilized the majority of our cash balances, increased our outstanding debt and interest expense and lowered the availability on our financing facilities, all of which could have a material adverse effect on our results of operations and financial condition. Our financing facilities include a $225.0 million accounts receivable securitization financing facility, a $75.0 million revolving line of credit and a $75.0 million five-year term loan. As of December 31, 2006, we had $254.3 million outstanding under these facilities and approximately $144.8 million, including $37.5 million of increased availability upon our request, was available. The availability under the accounts receivable securitization facility is subject to formulas based on our eligible trade accounts receivable. The accounts receivable securitization financing facility expires in September 2009, and the revolving credit facility expires in September 2011. Additionally, most of our financing facilities have variable interest rates, which increases our exposure to interest rate fluctuations and may result in greater interest expense than we have forecasted.
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

INSIGHT ENTERPRISES, INC.
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

INSIGHT ENTERPRISES, INC.
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
     We issue equity-based awards, such as restricted stock units, under our long-term incentive plans, and these issuances dilute the interests of stockholders. We have reserved shares of our common stock for issuance under our 1998 Ling-Term Incentive Plan (the “1998 LTIP”) and our 1999 Broad Based Employee Stock Option Plan (the “1999 Broad Based Plan”). As approved by our stockholders, our 1998 LTIP provides that additional shares of common stock may be reserved for issuance based on a formula contained in that plan. The formula provides that the total number of shares of common stock remaining for grant under the 1998 LTIP and any of our other option plans, plus the number of shares subject to unexercised options and unvested grants of restricted stock granted under any plan, shall not exceed 20% of the outstanding shares of our common stock at the time of calculation of the additional shares. Therefore, we reserve additional shares on an ongoing basis for issuance under this plan. At December 31, 2006, we had options outstanding to acquire 5,283,463 shares of common stock and there were 73,332 shares of restricted common stock and 687,199 restricted common stock units unreleased. Based on the 1998 LTIP formula, we had 3,729,617 shares of common stock available for grant at December 31, 2006.
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

INSIGHT ENTERPRISES, INC.
     Information about significant sales, distribution, services and administration facilities in use as of December 31, 2006 is summarized in the following table:

Operating Segment	Location	Primary Activities	Own or Lease
Headquarters	Tempe, Arizona, USA	Executive Offices	Own

North America	Tempe, Arizona, USA	Sales and Administration	Own
	Tempe, Arizona, USA	Administration	Lease
	Bloomingdale, Illinois, USA	Sales and Administration	Own
	Hanover Park, Illinois, USA	Services and Distribution	Lease
	Plano, Texas, USA	Sales and Administration	Lease
	Liberty Lake, Washington, USA	Sales and Administration	Lease
	Winnipeg, Manitoba, Canada	Sales and Administration	Lease
	Montreal, Quebec, Canada	Sales and Administration	Own
	Mississauga, Ontario, Canada	Sales and Administration	Lease
	Montreal, Quebec, Canada	Distribution	Lease

EMEA	Sheffield, United Kingdom	Sales and Administration	Own
	Sheffield, United Kingdom	Distribution	Lease
	Uxbridge, United Kingdom	Sales and Administration	Lease
	Munich, Germany	Sales and Administration	Lease
	Paris, France	Sales and Administration	Lease
	Appledorn, Netherlands	Sales	Lease
	Milan, Italy	Sales	Lease
	Madrid, Spain	Sales	Lease
	Stockholm, Sweden	Sales	Lease
	Brussels, Belgium	Sales	Lease
	Zurich, Switzerland	Sales	Lease

APAC	Sydney, New South Wales, Australia	Sales and Administration	Lease
	Melbourne, Victoria, Australia	Sales	Lease
	Brisbane, Queensland, Australia	Sales	Lease
	Perth, Western Australia, Australia	Sales	Lease
	Pudong, Shanghai, China	Sales	Lease
	Wan Chai, Hong Kong	Sales	Lease
	Singapore	Sales	Lease
     In addition to those listed above, North America has leased sales offices in various cities across the U.S., United Kingdom and Canada. For additional information on operating leases, see Note 8 to the Consolidated Financial Statements in Part II, Item 8 of this report. We own sales, administration and distribution facilities in Tempe, Arizona that we currently lease to Direct Alliance, our discontinued operation. These properties are not included in the table above. For additional information on our buildings held for lease, see Note 19 to the Consolidated Financial Statements in Part II, Item 8 of this report. We also have leased facilities in the United Kingdom that are no longer in use due to the integration of previous acquisitions. These properties are also not included in the table above.
Item 3. Legal Proceedings
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

INSIGHT ENTERPRISES, INC.
     In June 2006, our subsidiary, Software Spectrum, Inc. was named as a defendant in a civil lawsuit, Allocco v. Gardner (Superior Court, County of San Diego), regarding certain software resale transactions with Peregrine Systems, Inc. The subsidiary was named as successor to Corporate Software & Technology, Inc. (“CS&T”) and alleges that during October 2000 CS&T participated in or aided and abetted a fraudulent scheme by Peregrine to inflate Peregrine’s stock price. Pursuant to the terms of the agreement by which we acquired Software Spectrum, Inc. from Level 3 Communications, Inc. (“Level 3”, the former corporate parent of Software Spectrum, Inc.), Level 3 has agreed to indemnify, defend and hold us harmless for this matter. The discovery process is on-going, and we strongly dispute any allegations of participation in fraudulent behavior. On our behalf, Level 3 is vigorously defending this matter.
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
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of our security holders during our 2006 fourth quarter.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
     Our common stock trades under the symbol “NSIT” on the Nasdaq Global Select Market. The following table shows, for the calendar quarters indicated, the high and low closing price per share for our common stock as reported on the Nasdaq Global Select Market.

	Common Stock
	High Price	Low Price
Year 2006
Fourth Quarter	$22.69	$18.59
Third Quarter	20.96	16.22
Second Quarter	22.46	17.78
First Quarter	22.14	19.79
Year 2005
Fourth Quarter	$21.60	$18.14
Third Quarter	21.19	18.20
Second Quarter	20.47	17.39
First Quarter	20.36	17.23
     As of June 29, 2007, we had 49,100,749 shares of common stock outstanding held by approximately 109 stockholders of record. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by brokerage firms and clearing agencies.
     We have never paid a cash dividend on our common stock, and our financing facilities prohibit the payment of cash dividends without the lenders’ consent. We intend to retain all of our earnings for use in our business and currently do not intend to pay any cash dividends in the foreseeable future.

INSIGHT ENTERPRISES, INC.
Securities Authorized For Issuance under Equity Compensation Plans
The following table gives information about our common stock that may be issued upon the exercise of options under all of our existing equity compensation plans of December 31, 2006:

				Number of Securities
				Remaining Available
				for Future Issuance
	Number of Securities			under Equity
	to be Issued upon		Weighted Average	Compensation Plans
	Exercise of		Exercise Price	(Excluding Securities
	Outstanding		of Outstanding	Reflected in
	Options		Options	Column (a))
	(a)		(b)	(c)
Plan Category
Equity compensation plans approved by security holders	5,109,352		$19.33	3,729,617

Equity compensation plans not approved by security holders	174,111	(1)	$21.77	—

Total	5,283,463		$19.41	3,729,617

Restricted equity compensation plans not approved by security holders (2)	—		—	434,907

(1)	Consists of options that are outstanding under our 1999 Broad Based Plan which was not approved by our stockholders. In September 1999, we established the 1999 Broad Based Plan for our employees. The total number of stock options initially available for grant under the 1999 Broad Based Plan was 1,500,000; provided, however, that no more than 20% of the shares of stock available under the 1999 Broad Based Plan may be awarded to the Officers. Stock options available for grant under the 1999 Broad Based Plan are included in the total shares of common stock available to grant for awards under the 1998 Plan or 1999 Broad Based Plan discussed above. See further description of the plans in Note 3 to our Financial Statements in Part II, Item 8 of this report.

(2)	Includes restricted shares available for grant under the 1998 Employee Restricted Stock Plan and the 1998 Officer Restricted Stock Plan. See further description of the plans in Note 3 to our Financial Statements in Part II, Item 8 of this report.
Issuer Purchases of Equity Securities

			Total number of shares	Approximate dollar value of
	Total number of		purchased as part of	shares that may yet be
	shares	Average price	publicly announced	purchased under the
Period	purchased	paid per share	plans or programs	plans or programs (1)
October 1-31, 2006	—	$—	—	$50,000,000
November 1-30, 2006	—	—	—	50,000,000
December 1-31, 2006	—	—	—	50,000,000

Total	—	$—	—

(1)	On January 26, 2006, we announced that our Board of Directors had authorized the repurchase of up to $50,000,000 of our common stock. We have made no repurchases under this program since the inception of the program.

INSIGHT ENTERPRISES, INC.
Stock Price Performance Graph
     Set forth below is a graph comparing the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq Stock Market U.S. Companies (Market Index), the Nasdaq Retail Trade Stocks for the period starting January 1, 2002 and ending December 31, 2006. The graph assumes that $100 was invested on January 1, 2002 in our common stock and in each of the two Nasdaq indices, and that, as to such indices, dividends were reinvested. We have not, since our inception, paid any cash dividends on our common stock. Historical stock price performance shown on the graph is not necessarily indicative of future price performance.

	Jan. 1,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2002	2002	2003	2004	2005	2006
Insight Enterprises, Inc. Common Stock (NSIT)	$100.00	34.17	77.30	84.38	80.63	77.59

Nasdaq Stock Market U.S. Companies (Market Index)	$100.00	68.12	101.85	110.84	113.20	124.37

Nasdaq Retail Trade Stocks (Peer Index)	$100.00	85.94	119.66	151.78	153.22	167.33

INSIGHT ENTERPRISES, INC.
Item 6. Selected Financial Data
     The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto in Part II, Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report. The information presented in following tables has been adjusted to reflect the restatement of our consolidated financial results which is more fully described in the “Explanatory Note Regarding Restatement of our Consolidated Financial Statements” immediately preceding Part I of this Form 10-K and in Note 2 “Restatement of Consolidated Financial Statements” in the notes to the consolidated financial statements. We derived the selected consolidated financial data as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 from our audited consolidated financial statements, and accompanying notes, included in Part II, Item 8 of this report. The consolidated statements of operations data for the years ended December 31, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2005 have been restated in connection with the restatements discussed in Note 2 of the notes to the consolidated financial statements. The consolidated statement of operations data for the years ended December 31, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2004, 2003 and 2002 have been restated below as discussed in footnote 2.
     We have not amended our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in those previously filed reports should no longer be relied upon.

	Years Ended December 31,
	2006	2005	2004	2003	2002
		As Restated	As Restated	As Restated	As Restated
		(1)	(1)	(2)	(2)
	(in thousands, except per share data)
Consolidated Statements of Operations Data (3)
Net sales	$3,817,085	$3,183,707	$3,008,604	$2,809,790	$2,779,969
Costs of goods sold	3,338,022	2,809,167	2,657,406	2,491,673	2,472,733

Gross profit	479,063	374,540	351,198	318,117	307,236
Operating expenses:
Selling and administrative expenses	374,523	284,682	280,290	278,282	259,283
Severance and restructuring expenses	729	11,962	2,435	3,465	1,500
Reductions in liabilities assumed in a previous acquisition	—	(664)	(3,617)	(2,504)	—
Goodwill impairment(4)	—	—	—	—	91,587

Earnings (loss) from operations	103,811	78,560	72,090	38,874	(45,134)
Non-operating (income) expense:
Interest income	(4,355)	(3,394)	(1,849)	(833)	(381)
Interest expense	6,793	1,914	2,011	2,608	3,569
Net foreign currency exchange (gain) loss	(1,135)	72	262	398	67
Other expense, net	901	782	1,190	1,680	1,099

Earnings (loss) from continuing operations before income taxes	101,607	79,186	70,476	35,021	(49,488)
Income tax expense	35,899	31,143	19,617	11,493	13,961

Earnings (loss) from continuing operations	65,708	48,043	50,859	23,528	(63,449)
Earnings from discontinued operations, net of taxes (5)	11,110	6,617	29,598	11,597	8,941

Net earnings before cumulative effect of change in accounting principle	76,818	54,660	80,457	35,125	(54,508)
Cumulative effect of change in accounting principle, net of taxes of $330 in 2005	—	(649)	—	—	—

Net earnings (loss)	$76,818	$54,011	$80,457	$35,125	$(54,508)

INSIGHT ENTERPRISES, INC.

	Years Ended December 31,
	2006	2005	2004	2003	2002
		As Restated	As Restated	As Restated	As Restated
		(1)	(1)	(2)	(2)
	(in thousands, except per share data)
Net earnings (loss) per share — Basic:
Net earnings (loss) from continuing operations	$1.36	$0.99	$1.05	$0.51	$(1.42)
Net earnings from discontinued operations	0.23	0.13	0.61	0.25	0.20
Cumulative effect of change in accounting principle	—	(0.01)	—	—	—

Net earnings (loss) per share	$1.59	$1.11	$1.66	$0.76	$(1.22)

Net earnings (loss) per share — Diluted:
Net earnings (loss) from continuing operations	$1.35	$0.98	$1.03	$0.50	$(1.42)
Net earnings from discontinued operations	0.23	0.13	0.60	0.25	0.20
Cumulative effect of change in accounting principle	—	(0.01)	—	—	—

Net earnings (loss) per share	$1.58	$1.10	$1.63	$0.75	$(1.22)

Shares used in per share calculations:
Basic	48,373	48,553	48,389	46,315	44,808

Diluted	48,564	49,057	49,220	46,581	44,808

	December 31,
	2006	2005	2004	2003	2002
		As Restated	As Restated	As Restated	As Restated
		(1)	(2)	(2)	(2)
	(in thousands)
Consolidated Balance Sheet Data
Working capital	$407,898	$367,184	$370,873	$230,193	$181,331
Total assets	1,774,151	922,340	887,641	792,124	773,731
Short-term debt	30,000	66,309	25,000	65,004	94,592
Long-term debt portion	224,250	—	—	—	13,146
Stockholders’ equity	690,350	569,913	565,517	448,245	385,497
Cash dividends declared per common share	—	—	—	—	—

(1)	See the explanatory note in the front of this Form 10-K, “Restatement of Consolidated Financial Statements” in Part II, Item 7 and Note 2 to the Consolidated Financial Statements in Part II, Item 8 of this report.

(2)	The selected consolidated financial data as of December 31, 2004, 2003 and 2002 and for the years ended December 31, 2003 and 2002 have been adjusted to reflect the restatements described in Note 2, “Restatement of Consolidated Financial Statements,” to the Consolidated Financial Statements in Part II, Item 8 of this report.

(3)	Our consolidated statements of operations data above include results of acquisitions from their respective acquisition dates. See further discussion in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

(4)	Goodwill Impairment. Based on results of our 2002 annual goodwill impairment assessment, we recorded a non-cash goodwill impairment charge of $91.6 million, which represented the entire goodwill balance recorded at Insight UK.

(5)	Earnings from Discontinued Operations. During the year ended December 31, 2006, we sold Direct Alliance, a business process outsourcing provider in the U.S. During the year ended December 31, 2004, we sold our 95% ownership in PlusNet, an Internet service provider in the United Kingdom. Accordingly, we have accounted for both entities as discontinued operations and have reported their results of operations as discontinued operations in the consolidated statements of earnings. Included in earnings from discontinued operations for the years ended December 31, 2006 and 2004 are the gain on the sale of Direct Alliance of $14.9 million, $9.0 million, net of taxes, and the gain on the sale of PlusNet of $23.7 million, $18.3 million net of taxes, respectively.

INSIGHT ENTERPRISES, INC.
     The tables below reflect the effect of the restatement adjustments on our 2003 and 2002 Statements of Earnings (in thousands, except per share data):

Year Ended December 31, 2003
Discontinued
As Reported	Operations(B)	Adjustments	As Restated
Net sales	$2,886,047	$(76,257)	$—	$2,809,790
Costs of goods sold	2,546,586	(54,913)	—	2,491,673

Gross profit	339,461	(21,344)	318,117
Operating expenses:
Selling and administrative expenses	279,539	(4,911)	3,654	(A)	278,282
Severance and restructuring expenses	3,465	—	—	3,465
Reductions in liabilities assumed in a previous acquisition	(2,504)	—	—	(2,504)

Earnings from operations	58,961	(16,433)	(3,654)	38,874
Non-operating (income) expense:
Interest income	(833)	—	—	(833)
Interest expense	2,608	—	—	2,608
Net foreign currency exchange loss	398	—	—	398
Other expense, net	2,074	(394)	—	1,680

Earnings from continuing operations before income taxes	54,714	—	(3,654)	35,021
Income tax expense	18,952	(5,880)	(1,579)	11,493

Net earnings from continuing operations	35,762	(10,159)	(2,075)	23,528
Net earnings from discontinued operation	1,992	10,159	(554)	11,597

Net earnings	$37,754	$—	$(2,629)	$35,125

Net earnings per share — Basic:
Net earnings from continuing operations	$0.77	$(0.22)	$(0.04)	$0.51
Net earnings from discontinued operation	0.05	0.22	(0.02)	0.25

Net earnings per share	$0.82	$—	$(0.06)	$0.76

Net earnings per share — Diluted:
Net earnings from continuing operations	$0.76	$(0.22)	$(0.04)	$0.50
Net earnings from discontinued operation	0.05	0.22	(0.01)	0.25

Net earnings per share	$0.81	$—	$(0.06)	$0.75

Shares used in per share calculations:
Basic	46,315	—	—	46,315

Diluted	46,885	—	(304)	46,581

(A)	Adjustment for stock-based compensation expense pursuant to APB No. 25 and the associated income tax benefit.

(B)	Adjustment to reclassify the operations of Direct Alliance to discontinued operations as described in Note 11.

INSIGHT ENTERPRISES, INC.

Year Ended December 31, 2002
Discontinued
As Reported	Operations(B)	Adjustments	As Restated
Net sales	$2,875,895	$(95,926)	$—	$2,779,969
Costs of goods sold	2,547,486	(74,753)	—	2,472,733

Gross profit	328,409	(21,173)	307,236
Operating expenses:
Selling and administrative expenses	250,394	(3,928)	12,817	(A)	259,283
Severance and restructuring expenses	1,500	—	—	1,500
Goodwill impairment	91,587	—	—	91,587

Loss from operations	(15,072)	(17,245)	(12,817)	(45,134)
Non-operating (income) expense:
Interest income	(381)	—	—	(381)
Interest expense	3,569	—	—	3,569
Net foreign currency exchange loss	67	—	—	67
Other expense, net	1,337	(238)	—	1,099

Loss from continuing operations before income taxes	(19,664)	(17,007)	(12,817)	(49,488)
Income tax expense	24,451	(6,159)	(4,331)	13,961

Net loss from continuing operations	(44,115)	(10,848)	(8,486)	(63,449)
Net earnings from discontinued operation	1,275	10,848	(3,182)	8,941

Net (loss) earnings	$(42,840)	$—	$(11,668)	$(54,508)

Net loss per share — Basic:
Net earnings from continuing operations	$(0.98)	$(0.24)	$(0.19)	$(1.42)
Net earnings from discontinued operation	0.02	0.24	(0.07)	0.20

Net earnings per share	$(0.96)	$—	$(0.26)	$(1.22)

Net loss per share — Diluted:
Net earnings from continuing operations	$(0.98)	$(0.24)	$(0.19)	$(1.42)
Net earnings from discontinued operation	0.02	0.24	(0.07)	0.20

Net earnings per share	$(0.96)	$—	$(0.26)	$(1.22)

Shares used in per share calculations:
Basic	44,808	—	—	44,808

Diluted	44,808	—	—	44,808

(A)	Adjustment for stock-based compensation expense pursuant to APB No. 25 and the associated income tax benefit.

(B)	Adjustment to reclassify the operations of Direct Alliance to discontinued operations as described in Note 11.

INSIGHT ENTERPRISES, INC.
     The table below reflects the effect of the restatement adjustments on our 2004, 2003 and 2002 balance sheet data (in thousands):

		December 31, 2004				December 31, 2003
	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated
Consolidated Balance Sheet Data
Working capital	$371,267	$(394	)(A)	$370,873	$230,294	$(101	)(A)	$230,193
Total assets	887,641	—		887,641	792,124	—		792,124
Short-term debt	25,000	—		25,000	65,004	—		65,004
Long-term debt	—	—		—	—	—		—
Stockholders’ equity	559,559	5,958	(A)	565,517	439,369	8,876	(A)	448,245
Cash dividends declared per common share	—	—		—	—	—		—

		December 31, 2002
	As Reported	Adjustments		As Restated
Consolidated Balance Sheet Data
Working capital	$181,331	$—		$181,331
Total assets	773,731	—		773,731
Short-term debt	94,592	—		94,592
Long-term debt	13,146	—		13,146
Stockholders’ equity	375,291	10,206	(A)	385,497
Cash dividends declared per common share	—	—		—

(A)	Adjustment for stock-based compensation expense pursuant to APB No. 25 and the associated income tax benefit.

INSIGHT ENTERPRISES, INC.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of our operations, which gives effect to the restatement discussed in Note 2 to the Consolidated Financial Statements, should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of this report. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in “Risk Factors” in Part 1, Item 1A and elsewhere in this report.
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
     We determined, based upon the Options Subcommittee’s review and the Company’s analysis, that for accounting purposes, the dates initially used to measure compensation expense for various stock option grants to employees, executive officers and outside non-employee directors during the period could not be relied upon. The revised measurement dates identified for accounting purposes differed from the originally selected measurement dates due primarily to (i) insufficient or incomplete approvals, (ii) inadequate or incomplete establishment of the terms of the grants, including the list of individual recipients, and (iii) the use of hindsight to select exercise prices. The restated consolidated financial statements included in this Annual Report on Form 10-K reflect the corrections resulting from our determination.
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
     In addition to the restatements for stock-based compensation, we recorded an adjustment for $1.0 million to record a legal settlement expense that was recorded in the first quarter of 2006, which should have been recorded in the fourth quarter of 2005. The tax effect of this adjustment was $0.4 million.

INSIGHT ENTERPRISES, INC.
Restatement Adjustments
     Our restated consolidated financial statements contained in this Form 10-K incorporate stock-based compensation expense, including the income tax impacts related to the restatement adjustments. The restatement adjustments result in a $30.9 million reduction of retained earnings as of December 31, 2006. This amount includes reductions in our consolidated net earnings of approximately $0.1 million for each of the years ended December 31, 2005 and 2004. The total restatement impact for the years ended December 31, 1995 through December 31, 2001, of $16.4 million, net of related tax benefits of $8.4 million, has been reflected as a prior period adjustment to beginning retained earnings as of January 1, 2002.
     The total unamortized pre-tax stock-based compensation was less than $0.1 million at December 31, 2006.
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

Stock Option Compensation —These adjustments are from our determination, based upon the Options Subcommittee’s review and the Company’s analysis, that, for accounting purposes, the dates initially used to measure compensation expense for numerous option grants to employees, executive officers and outside non-employee directors during the period could not be relied upon for various categories of option grants including: (i) discretionary grants of various types; (ii) anniversary grants; (iii) promotion grants; (iv) new hire grants; and (v) program grants. The revised measurement dates identified for accounting purposes differed from the originally selected measurement dates due primarily to: (i) insufficient or incomplete approvals; (ii) inadequate or incomplete establishment of the terms of the grants, including the list of individual recipients; and (iii) the use of hindsight to select exercise prices.
     Specifically, for each of the categories of option grants discussed in more detail under “Accounting Considerations” below, we noted the following:
     Stock option grants with insufficient or incomplete approvals. The Company determined that the original recorded grant date could not be relied on because there was correspondence or other evidence that indicated that not all required approvals had been obtained, including for certain grants, Compensation Committee approval. The Company remeasured these option grants with a revised measurement date supported by the required level of approval, as described below, and accounted for these grants as fixed awards under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”).

INSIGHT ENTERPRISES, INC.
     Inadequate or incomplete establishment of the terms of the grants. The Company determined that for certain stock option grants, the number of shares and the exercise price were not known with finality at the original measurement date. The Company determined that the original recorded grant date could not be relied on because there was correspondence or other evidence that indicated that the Company had not finalized the number of stock options allocated to each individual recipient and the related exercise price. Based on available supporting documentation, the Company determined the date by which the number of stock options to be awarded to each recipient was finalized and the other terms of the award were established and accounted for these grants as fixed awards under APB No. 25.
     The use of hindsight to select exercise prices. As noted below, the Company followed an informal policy of awarding options to individual employees in recognition of the anniversary of their employment with the Company or in conjunction with employee promotions using hindsight to select the exercise price. In many instances, little or no documentation to support dates selected for option grants could be located by the Company. Further, instances of favorable, retrospective date selection of discretionary grants were identified. Also, as noted below, the investigation noted instances of inadequate documentation, or retrospective date selection, relating to the award of grants to the Company’s top three executive officers, all of which required Compensation Committee approval. Based on available supporting documentation, the Company determined a revised measurement date and accounted for these grants as fixed awards under APB No. 25.
Other Miscellaneous Accounting Adjustments — In addition to the restatements for stock-based compensation, we recorded a pre-tax adjustment for $1.0 million to record a legal settlement expense that was recorded in the first quarter of 2006, which should have been recorded in the fourth quarter of 2005. The tax effect of this adjustment was $0.4 million.
Income Tax Benefit — We recorded a net income tax benefit of approximately $16.5 million in connection with the stock option-related compensation charges during the period from fiscal year 1995 to December 31, 2006. This tax benefit has resulted in an increase of our deferred tax assets for most U.S. affected stock options prior to the exercise or forfeiture of the related options. With the exception of UK employees exercising options after 2002, the Company recorded no tax benefit or deferred tax asset for affected stock options granted to non-U.S. employees because we determined that we could not receive tax benefits for these options. Further, we limited the deferred tax assets recorded for affected stock options granted to certain highly paid officers to reflect estimated limitations on tax deductibility under Internal Revenue Code Section 162(m). Upon exercise or forfeiture of the underlying options, the excess or deficiency in deferred tax assets is written-off to paid-in capital in the period of exercise or forfeiture.
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
Accounting Considerations — Stock-Based Compensation
     We originally accounted for all employee, officer and director stock option grants as fixed grants under APB No. 25, using a measurement date of the recorded grant date. We issued all grants with an exercise price equal to the fair market value of our common stock on the recorded grant date, and therefore originally recorded no stock-based compensation expense.
     As a result of the findings of the Options Subcommittee, and our own further review of our stock option granting practices, we determined that the measurement dates for certain stock option grants differed from the recorded grant dates for such grants. Based on the analysis described below, the Company concluded that it was appropriate to revise the measurement dates for these grants based upon its findings. The Company calculated stock-based compensation expense under APB No. 25 based upon the intrinsic value as of the adjusted measurement dates of stock option awards determined to be “fixed” under APB No. 25 and the vesting provisions of the underlying options. The Company calculated the intrinsic value on the adjusted measurement date as the closing price of its common stock on such date as reported on the NASDAQ National Market, now the NASDAQ Global Select Market, less the exercise price per share of common stock as stated in the underlying stock option agreement, multiplied by the number of shares subject to such stock option award. The Company recognizes these amounts as compensation expense over the vesting period of the underlying options in accordance with the provisions of FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. We also determined that variable accounting treatment was appropriate under APB No. 25 for certain stock option grants for which evidence was obtained that the terms of the options may have been communicated to those recipients

INSIGHT ENTERPRISES, INC.
and that those terms were subsequently modified (stock option grants cancelled and repriced). When variable accounting is applied to stock option grants, we remeasure, and report in our consolidated statements of earnings, the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised.
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
     During the Relevant Period, the Company followed a practice of requiring Compensation Committee approval of the stock option awards to the three highest ranking executives of the Company. For some grants, the Compensation Committee minutes did not indicate approval of an award. In other instances, the Company either did not locate minutes or the evidence was inconclusive concerning when a specific meeting occurred. The Company determined that certain grants to these individuals require alternative measurement dates. For example, due to inconclusive evidence regarding the date of Compensation Committee approval, because the Board had approved the Proxy Statement in which the award was specifically listed, the Proxy Statement filing date was selected as the best evidence of a measurement date for the award. The Company recorded a pre-tax adjustment to compensation expense totaling $13.3 million for all grants to the three highest ranking executives of the Company during the Relevant Period. Alternatively, for those grants where the Proxy Statement filing date was selected, had we used the highest or lowest closing price of our common stock between the grant date and the Proxy Statement filing date as the revised measurement date (as a measurement date could have occurred on any date between those two dates), the pre-tax adjustment to compensation expense would have been $3.2 million higher using the highest price and $6.9 million lower using the lowest price.
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

INSIGHT ENTERPRISES, INC.
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

INSIGHT ENTERPRISES, INC.
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
Overview
     On September 7, 2006, we completed our acquisition of Software Spectrum, Inc. (“Software Spectrum”) for a cash purchase price of $287.0 million plus working capital of $64.4 million, which includes cash acquired of $30.3 million. Accordingly, the results of operations from Software Spectrum are included in our consolidated results of operations since the acquisition date. Prior to the acquisition of Software Spectrum, we were organized in two segments: Insight North America; and Insight UK. Beginning with the fourth quarter of 2006, as a result of the acquisition, we operate in three geographic operating segments: North America; EMEA; and APAC. To the extent applicable, prior period information disclosed in this report by operating segment has been reclassified to conform to the current period presentation. Currently, our offerings in North America and the United Kingdom include brand-name IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC currently only include software and select software-related services.
     Founded in 1983 and headquartered in Plano, Texas, Software Spectrum is one of the world’s leading providers of business-to-business IT solutions and services, with particular expertise in the selection, purchase and management of software. The Software Spectrum operations deliver value-added technology solutions across the globe through sales and operations centers in North America, Europe, the Middle East, Africa and Asia-Pacific.
     This acquisition represents a significant step in Insight’s evolution to becoming a trusted advisor to our clients throughout the world on technology solutions to address business needs. We had identified expansion of software sales and services capabilities as a necessary augmentation of Insight’s value proposition, and we have begun to leverage our capabilities to drive services and solutions into the small- and medium-sized business space and to further penetrate the large enterprise sector.
     On June 30, 2006, we completed the sale of 100% of the outstanding stock of Direct Alliance Corporation as business process outsourcing was not a core element of our growth strategy. Accordingly, the results of operations attributable to Direct Alliance for all periods presented are classified as a discontinued operation in our Consolidated Financial Statements in Part II, Item 8. See Note 19 to the Consolidated Financial Statements in Part II, Item 8 for further discussion.
     On March 1, 2007, we completed the sale of PC Wholesale, a division of our North America operating segment. Accordingly, the results of operations attributable to PC Wholesale for all periods presented will be classified as a discontinued operation in our Consolidated Financial Statements for the period ended March 31, 2007 and for all periods thereafter. See Note 21 to the Consolidated Financial Statements in Part II, Item 8 for further discussion.
     Net sales for the year ended December 31, 2006 increased 20% to $3.82 billion from $3.18 billion for the year ended December 31, 2005. Net earnings for the year ended December 31, 2006 increased 42% to $76.8 million from $54.0 million for the year ended December 31, 2005. Net earnings for the year ended December 31, 2006 include the effect of the following items:
•	stock-based compensation expense of $13.7 million or $8.5 million, net of tax;

•	severance and restructuring expenses of $729,000 or $454,000, net of tax; and

•	gain on sale of discontinued operation of $14.9 million or $9.0 million, net of tax.
     Net earnings for the year ended December 31, 2005 include the effect of the following items:
•	stock-based compensation expense of $858,000 or $512,000, net of tax;

•	severance and restructuring expenses of $13.0 million or $8.5 million, net of tax;

•	income from reductions in liabilities assumed in a previous acquisition of $664,000 or $306,000, net of tax; and

INSIGHT ENTERPRISES, INC.
•	cumulative effect from a change in accounting principle of $979,000 or $649,000, net of tax.
     Although included in our consolidated financial statements, we exclude the items noted above when internally evaluating gross profit, selling and administrative expenses, earnings from continuing operations, tax expense, net earnings and diluted earnings per share for the Company and when evaluating gross profit, selling and administrative expenses and earnings from operations for our individual operating segments. We exclude these items to evaluate financial performance against budgeted amounts, to calculate incentive compensation, to assist in forecasting future performance and to compare our results to competitors’ financial results.
     Overviews of each of our operating segments are discussed below and reconciliations of segment results of operations to consolidated results of operations can be found in Note 16 to our Consolidated Financial Statements provided in Part II, Item 8 of this report.
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
     Our North America net sales increased 13% from $2.71 billion in 2005 to $3.08 billion in 2006, due primarily to the acquisition of Software Spectrum. Our North America operations achieved a 13% increase in earnings from operations. Overall, our North America hardware and services categories performed well during the year, with sales from public sector clients growing faster than the market, while sales from SMB clients were in-line with the market, and hardware sales to large enterprise clients declined compared to last year. Increases in earnings from operations were achieved through improvements in our gross profit as we maintained product margins, increased vendor funding, improved attach rates for services, increased sales rep productivity, streamlined business processes, and increased use of e-commerce tools.
     Our EMEA operations, which included only the United Kingdom in 2005, recognized net sales that were up 51% from $470.2 million in 2005 to $710.3 million in 2006 due primarily to the acquisition of Software Spectrum. Our EMEA operations achieved a 246% increase in earnings from operations. We were pleased with the performance of our EMEA software category as it posted seasonally strong results in the fourth quarter of 2006. In addition, our UK hardware and services categories’ performance was strong and grew faster than the market.
     Our APAC segment, which was added as a result of the acquisition of Software Spectrum, recognized net sales and earnings from operations of $30.0 million and $1.1 million, respectively, in 2006. We were pleased with the results of our APAC segment as it achieved strong growth and results in line with its internal budgets. Although this segment represents a small percentage of our consolidated results, we are excited about the growth opportunities this region brings.
Critical Accounting Estimates
General
     Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). For a summary of significant accounting policies, see Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this report. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Members of our senior management have discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results, however, may differ from estimates we have made. We believe the following critical accounting estimates reflect our significant estimates and assumptions used in the preparation of the consolidated financial statements.
Accounting for Stock-Based Compensation
     Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” using the modified prospective transition method and, therefore, have not restated prior periods’ results. Under the fair value recognition provisions of SFAS No. 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation expense for those shares expected to vest over the requisite service period of the award. We elected to not make any modifications to existing stock options

INSIGHT ENTERPRISES, INC.
outstanding prior to January 1, 2006, such as accelerating the vesting of previously granted options, as we did not believe it made business sense to do so. We did, however, take the opportunity to reevaluate our equity compensation plans, and starting in 2006, we elected to issue service-based and performance-based restricted stock units (“RSUs”) instead of stock options or restricted shares. The number of RSUs ultimately awarded under the performance-based RSUs varies based on whether we achieve certain financial results. We will record compensation expense each period based on our estimate of the most probable number of RSUs that will be issued under the grants of performance-based RSUs. Our expected 2007 equity compensation expense, which includes expense attributable to RSU grants, as well as to vesting of stock options, restricted stock and RSUs issued in prior years, is estimated to be between $13.0 million and $15.0 million. The actual amount will likely vary based on achievement of 2007 financial results. The expense range given assumes targeted financial results are achieved.
     Prior to our adoption of SFAS No. 123R, we applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under this method, compensation expense was recorded on the measurement date only if the current market price of the underlying stock exceeded the exercise price. The measurement date is the date when the number of shares and exercise price are known with finality. For grants determined to be “variable” under APB No. 25, we remeasure, and report in our statement of earnings, the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised. As a result of the application of APB No. 25 and restatement of our consolidated financial statements, as described in “Restatement of Consolidated Financial Statements” above, we have incurred pre-tax stock-based compensation expense of $13.7 million, $858,000 and $352,000, in 2006, 2005 and 2004, respectively. See the explanatory note on page 1 of this Form 10-K, “Restatement of Consolidated Financial Statements” in Part II, Item 7, and note 2, “Restatement of Consolidated Financial Statements,” of the notes to consolidated financial statements.
     In order to comply with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” we determined the estimated fair value of stock options on the date of the grant using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model. The Black-Scholes model required us to apply highly subjective assumptions, including expected stock price volatility, expected life of the option and the risk-free interest rate. If we decide to issue stock options in the future, we will use an option-pricing model to determine the fair value of stock options as permitted by SFAS No. 123R. A change in one or more of the assumptions used in the option-pricing model may result in a material change to the estimated fair value of the stock-based compensation.
     See Note 3 to our Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of stock-based compensation.
Allowances for Doubtful Accounts
     Our net accounts receivable balance was $994.9 million and $480.5 million as of December 31, 2006 and 2005, respectively. The allowance for doubtful accounts was $23.3 million and $15.9 million as of December 31, 2006 and 2005, respectively. Increases in accounts receivable and related allowance for doubtful accounts were due primarily to the acquisition of Software Spectrum. The allowance is determined using estimated losses on accounts receivable based on historical write-offs, evaluation of the aging of the receivables and the current economic environment. Should our clients’ or vendors’ circumstances change or actual collections of client and vendor receivables differ from our estimates, adjustments to the provision for losses on accounts receivable and the related allowances for doubtful accounts would be recorded. See further information on our allowance for doubtful accounts in Note 15 to the Consolidated Financial Statements in Part II, Item 8 of this report.
Write-Downs of Inventories
     We evaluate inventories for excess, obsolescence or other factors that may render inventories unmarketable at normal margins. Write-downs are recorded so that inventories reflect the approximate net realizable value and take into account our contractual provisions with our partners governing price protection, stock rotation and return privileges relating to obsolescence. Because of the large number of transactions and the complexity of managing the process around price protection and stock rotation, estimates are made regarding write-downs of the carrying amount of inventories. Additionally, assumptions about future demand, market conditions and decisions by manufacturers/publishers to discontinue certain products or product lines can affect our decision to write down inventories. If our assumptions about future demand change or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required. In any case, actual values could be different from those estimated.

INSIGHT ENTERPRISES, INC.
Valuation of Long-Lived Assets Including Purchased Intangible Assets and Goodwill
     We review property, plant and equipment and purchased intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of the assets based on the estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) and compares the fair value to the carrying value. If the carrying value exceeds the fair value, an impairment loss is recognized for the difference. This approach uses our estimates of future market growth, forecasted net sales and costs, expected periods the assets will be utilized, and appropriate discount rates.
     Annually, during the fourth quarter of each year, we assess whether goodwill is impaired. Upon determining the existence of goodwill impairment, we measure that impairment based on the amount by which the book value of goodwill exceeds its implied fair value. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole. Determining the fair value of reporting units, as well as identifiable assets and liabilities, uses third-party valuations, our estimates of market capitalization allocation, future market growth, forecasted sales and costs and appropriate discount rates. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the book value of goodwill has been impaired. Based on impairment tests performed, there was no impairment of goodwill during the years ended December 31, 2006, 2005 or 2004.
     We identify potential impairment of goodwill through our strategic reviews of our reporting units and operations performed in conjunction with restructuring actions. Deterioration of our business in a geographic region or within a reporting unit in the future could lead to impairment adjustments as such issues are identified.
Severance and Restructuring Activities
     We have engaged, and may continue to engage, in severance and restructuring activities which require us to utilize significant estimates related primarily to employee termination benefits, estimated costs to terminate leases or remaining lease commitments on unused facilities, net of estimated subleases. Should the actual amounts differ from our estimates, adjustments to severance and restructuring expenses in subsequent periods would be necessary. We do not currently expect the remaining estimates at December 31, 2006 to increase in the future; however, if we are successful in negotiating early terminations of these leases, the remaining estimates may decrease. A detailed description of our severance, restructuring and acquisition integration activities and remaining accruals for these activities at December 31, 2006 can be found in Note 9 to the Consolidated Financial Statements in Part II, Item 8 of this report.
Taxes on Earnings
     Our effective tax rate includes the effect of certain undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the U.S. Earnings remittance amounts are planned based on the projected cash flow needs as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Material changes in our estimates of cash, working capital and long-term investment requirements could affect our effective tax rate.
     We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider past operating results, future market growth, forecasted earnings, historical and projected taxable income, the mix of earnings in the jurisdictions in which we operate, prudent and feasible tax planning strategies and statutory tax law changes in determining the need for a valuation allowance. If we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, the previously provided valuation allowance would be reversed. However, the reversal of a valuation allowance established in purchase accounting upon the acquisition of Software Spectrum would result in a reduction of goodwill as opposed to a benefit to earnings. Additional information about the valuation allowance can be found in Note 11 to the Consolidated Financial Statements in Part II, Item 8 of this report.
Contingencies
     From time to time, we are subject to potential claims and assessments from third parties. We are also subject to various governmental, client and vendor audits. We continually assess whether or not such claims have merit and warrant accrual under the “probable and estimable” criteria of SFAS No. 5, “Accounting for Contingencies.” Where appropriate, we accrue estimates of anticipated liabilities in the consolidated financial statements. Such estimates are subject to change and may affect our results

INSIGHT ENTERPRISES, INC.
of operations and our cash flows. Additional information about contingencies can be found in Note 14 to the Consolidated Financial Statements in Part II, Item 8 of this report.
RESULTS OF OPERATIONS
     The following table sets forth for the periods presented certain financial data as a percentage of net sales for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
		As Restated	As Restated
		(1)	(1)
Net sales	100.0%	100.0%	100.0%
Costs of goods sold	87.4	88.2	88.3

Gross profit	12.6	11.8	11.7
Operating expenses:
Selling and administrative expenses	9.8	8.9	9.3
Severance and restructuring expenses	0.1	0.4	0.1
Reductions in liabilities assumed in a previous acquisition	—	(0.0)	(0.1)

Earnings from operations	2.7	2.5	2.4
Non-operating (income) expense:
Interest income	(0.1)	(0.1)	(0.1)
Interest expense	0.2	0.1	0.1
Net foreign currency exchange (gain) loss	(0.0)	0.0	0.0
Other expense, net	0.0	0.0	0.0

Earnings from continuing operations before income taxes	2.6	2.5	2.4
Income tax expense	0.9	1.0	0.7

Net earnings from continuing operations	1.7	1.5	1.7
Earnings from discontinued operations, net of taxes	0.3	0.2	1.0

Net earnings before cumulative effect of change in accounting principle	2.0	1.7	2.7
Cumulative effect of change in accounting principle, net of taxes	—	(0.0)	—

Net earnings	2.0%	1.7%	2.7%

(1)	See Note 2 “Restatement of Consolidated Financial Statements,” to the Consolidated Financial Statements in Part II, Item 8 of this report for information on our restatement.
2006 Compared to 2005
     Net Sales. Net sales for the year ended December 31, 2006 increased 20% to $3.82 billion from $3.18 billion for the year ended December 31, 2005. Sales contributed from the acquisition of Software Spectrum are included from the acquisition date of September 7, 2006 and approximated 14% of total net sales for 2006. Our net sales by operating segment for the years ended December 31, 2006 and 2005 were as follows (in thousands):

	2006	2005	% Change
North America	$3,076,826	$2,713,468	13%
EMEA	710,294	470,239	51%
APAC	29,965	—	—

Consolidated	$3,817,085	$3,183,707	20%

     North America’s net sales for the year ended December 31, 2006 increased 13% to $3.08 billion from $2.71 billion for the year ended December 31, 2005, due primarily to the acquisition of Software Spectrum. Overall, our North America hardware and services categories performed well during the year, with sales from public sector clients growing faster than the market, while sales from SMB clients were in-line with the market, and hardware sales to large enterprise clients declined compared to last year. North America had 1,294 account executives at December 31, 2006, an increase from 1,074 at December 31, 2005 due primarily to the acquisition of Software Spectrum. Net sales per average number of account executives in North America increased to $2.6 million for the year ended December 31, 2006 from $2.5 million for the year ended December 31, 2005. The average tenure of our account executives in North America has increased from 3.9 years at December 31, 2005 to 4.3 years at December 31, 2006. The increase is due primarily the addition of more tenured account executives with the acquisition of Software Spectrum.

INSIGHT ENTERPRISES, INC.
     EMEA’s net sales for the year ended December 31, 2006 increased 51% to $710.3 million from $470.2 million for the year ended December 31, 2005. Overall, our growth in EMEA was due to the acquisition of Software Spectrum as our EMEA software category posted seasonally strong results in the fourth quarter of 2006. EMEA had 476 account executives at December 31, 2006, an increase from 266 at December 31, 2005 due primarily to the acquisition of Software Spectrum. Net sales per average number of account executives in EMEA increased to $1.9 million for the year ended December 31, 2006 compared to $1.8 million for the year ended December 31, 2005. The average tenure of our account executives in EMEA has increased from 2.3 years at December 31, 2005 to 2.7 years at December 31, 2006. The increase is due primarily to a decrease in account executive turnover and to the addition of more tenured account executives with the acquisition of Software Spectrum.
     APAC’s net sales for the year ended December 31, 2006 were $30.0 million. We were pleased with the results of our APAC segment as it achieved strong growth and results in line with its internal budgets.
     Net sales by product category for North America, EMEA and APAC were as follows for the years ended December 31, 2006 and 2005:

	North America		EMEA		APAC
	Percentage of Product		Percentage of Product		Percentage of Product
	Net Sales		Sales		Net Sales
Product Categories	2006	2005	2006	2005	2006	2005
Computers:
Notebooks and PDAs	15%	17%	13%	18%	0%	NA
Desktops and Servers	14%	16%	10%	15%	0%	NA

	29%	33%	23%	33%	0%	NA
Software	18%	12%	40%	15%	97%	NA
Network and Connectivity	14%	12%	6%	8%	0%	NA
Printers	7%	8%	6%	8%	0%	NA
Storage Devices	7%	8%	6%	8%	0%	NA
Supplies and Accessories	7%	7%	6%	8%	0%	NA
Monitors and Video	6%	7%	6%	10%	0%	NA
Memory and Processors	5%	5%	3%	4%	0%	NA
Miscellaneous	7%	8%	4%	6%	3%	NA

	100%	100%	100%	100%	100%	NA

     In general, we continue to experience declines in average selling prices for most of our hardware product categories, which requires us to sell more units in order to maintain or increase the level of sales. Additionally, average selling prices for printers, monitors and notebooks have been declining at a greater rate than the other product categories as demand and competition for these products have increased. With the acquisition of Software Spectrum, our product mix changed significantly. Prior to the acquisition of Software Spectrum, software sales represented approximately 12% of net sales. After the acquisition of Software Spectrum, we expect software sales to represent approximately 35% to 40% of consolidated net sales.
     Gross Profit. The increase in sales of licenses under sales agency licensing programs as well as sales of software maintenance contracts makes period-to-period comparability of sales and costs of goods sold more difficult. As a result, we believe the focus should be on gross profit as the key measure of business performance and period-to-period trends. Gross profit increased 28% to $479.1 million for the year ended December 31, 2006 from $374.5 million for the year ended December 31, 2005. As a percentage of net sales, gross profit increased to 12.6% for the year ended December 31, 2006 from 11.8% for the year ended December 31, 2005. Our gross profit and gross profit as a percent of net sales by operating segment for the years ended December 31, 2006 and 2005 were as follows (in thousands):

		% of Net		% of Net
	2006	Sales	2005	Sales
North America	$378,978	12.3%	$311,125	11.5%
EMEA	95,184	13.4%	63,415	13.5%
APAC	4,901	16.4%	—	—

Consolidated	$479,063	12.6%	$374,540	11.8%

     North America’s gross profit increased for the year ended December 31, 2006 by 22% to $379.0 million from $311.1 million for the year ended December 31, 2005. As a percentage of net sales, gross profit increased to 12.3% for the year ended December 31, 2006 from 11.5% for the year ended December 31, 2005 due primarily to increases in agency fees for

INSIGHT ENTERPRISES, INC.
Microsoft enterprise software agreement renewals, favorable collection experience, which enabled us to record reductions in the reserve for vendor receivables, and increases in sales of services, which generate higher gross margins. These increases were offset partially by decreases in freight margins and decreases in product margin, which includes vendor funding. Gross profit per average number of account executives in North America increased to $320,000 for the year ended December 31, 2006 compared to $290,000 for the year ended December 31, 2005.
     EMEA’s gross profit increased for the year ended December 31, 2006 by 50% to $95.2 million from $63.4 million for the year ended December 31, 2005. As a percentage of net sales, gross profit decreased to 13.4% for the year ended December 31, 2006 from 13.5% for the year ended December 31, 2005. The decrease in gross margin is due primarily to decreases in product margin, which includes vendor funding, and decreases in freight margins. These decreases in gross margin were offset partially by higher agency fees for Microsoft enterprise software agreement renewals. Gross profit per average number of account executives in EMEA increased to $257,000 for the year ended December 31, 2006 compared to $238,000 for the year ended December 31, 2005.
     APAC reported a gross profit of $4.9 million for the year ended December 31, 2006. As a percentage of net sales, gross profit was 16.4% for the year ended December 31, 2006.
     Operating Expenses.
     Selling and Administrative Expenses. Selling and administrative expenses increased to $374.5 million for the year ended December 31, 2006 from $284.7 million for the year ended December 31, 2005 and increased as a percent of net sales to 9.8% for the year ended December 31, 2006 from 8.9% for the year ended December 31, 2005. Selling and administrative expenses as a percent of net sales by operating segment for the years ended December 31, 2006 and 2005 were as follows (in thousands):

		% of Net		% of Net
	2006*	Sales	2005*	Sales
			As Restated (1)
North America	$293,030	9.5%	$233,892	8.6%
EMEA	77,701	10.9%	50,790	10.8%
APAC	3,792	12.7%	—	—

Consolidated	$374,523	9.8%	$284,682	8.9%

*	Corporate charges of $306,000 and $694,000 previously allocated to our discontinued operation, Direct Alliance, for the year ended December 31, 2006 and 2005, respectively, have been reallocated to our North America operating segment.

(1)	See Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8.
     North America’s selling and administrative expenses increased for the year ended December 31, 2006 by 25% to $293.0 million from $233.9 million for the year ended December 31, 2005. As a percentage of net sales, selling and administrative expenses increased to 9.5% for the year ended December 31, 2006 from 8.6% for the year ended December 31, 2005. The increase in selling and administrative expenses is primarily attributable to:
•	Salaries and wages, employee-related expenses and contract labor increased approximately $48 million due to increases in expenses related to the acquired business, increases in stock-based compensation expense, increases in sales incentive programs and increases in bonus expenses due to increased overall financial performance. Stock-based compensation expense of $11.6 million and $778,000 is included in North America’s selling and administrative expenses for the year ended December 31, 2006 and 2005, respectively. Excluding stock-based compensation expense, which increased due to the implementation of SFAS 123(R) in 2006, these expenses were 6.6% and 6.2% of net sales for 2006 and 2005, respectively;

•	Depreciation increased approximately $3.9 million, primarily as a result of $2.9 million of accelerated depreciation during 2006 related to portions of our current operating system that will not be utilized after our upgrade to mySAP;

•	Amortization of intangible assets acquired with the acquisition of Software Spectrum in September 2006 was approximately $2.3 million in 2006;

•	Professional fees increased by approximately $1.6 million associated with the review of historical stock option practices in 2006; and

•	Other integration-related expenses, such as travel, legal and accounting fees, also experienced increases in 2006.
     EMEA’s selling and administrative expenses increased 53% to $77.7 million for the year ended December 31, 2006 from $50.8 million for the year ended December 31, 2005. As a percentage of net sales, selling and administrative expenses

INSIGHT ENTERPRISES, INC.
increased to 10.9% for the year ended December 31, 2006 from 10.8% for the year ended December 31, 2005. The increase in selling and administrative expenses is primarily attributable to:
•	Salaries and wages, employee-related expenses and contract labor increased approximately $18.3 million due to increases in expenses related to the acquired business, increases in stock-based compensation expense, increases in sales incentive programs and increases in bonus expenses due to increased overall financial performance. Stock-based compensation expense of $1.1 million is included in EMEA’s selling and administrative expenses for the year ended December 31, 2006. No stock-based compensation expense was recorded for EMEA in 2005. Excluding stock-based compensation expense, which increased due to the implementation of SFAS 123(R) in 2006, these expenses were 8.8% and 9.4% of net sales for 2006 and 2005, respectively;

•	Depreciation increased approximately $1.2 million, primarily as a result of increases in facility costs related to our new London office;

•	Amortization of intangible assets acquired with the acquisition of Software Spectrum in September 2006 was approximately $1.3 million in 2006; and

•	Other integration-related expenses, such as travel, legal and accounting fees, also experienced increases in 2006;
     These increases were offset partially by the effect of higher net sales and a property tax rebate of approximately $1.0 million recorded during the year ended December 31, 2006.
     APAC’s selling and administrative expenses were $3.8 million for the year ended December 31, 2006. Stock-based compensation expense of $12,000 is included in APAC’s selling and administrative expenses for the year ended December 31, 2006.
     Severance and Restructuring Expenses. During the year ended December 31, 2006, North America and EMEA recorded severance expense of $508,000 and $221,000, respectively, associated with the elimination of Insight positions as part of our integration and expense reduction plans. During the year ended December 31, 2005, EMEA moved into a new facility and recorded restructuring costs of $6.9 million for the remaining lease obligations on the previous lease and $1.0 million for duplicate rent expense for the new facility for the last half of 2005. Also, during 2005, North America and EMEA recorded severance and restructuring expenses of $3.7 million and $414,000, respectively, for severance attributable to the elimination of 89 positions, primarily in support and management. See Note 9 to Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of severance and restructuring activities.
     Reductions in Liabilities Assumed in Previous Acquisition. During the year ended December 31, 2005, EMEA settled certain liabilities assumed in a previous acquisition for $664,000 less than the amounts originally recorded. See Note 10 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion.
     Interest Income. Interest income of $4.4 million and $3.4 million for the year ended December 31, 2006 and 2005, respectively, was generated through short-term investments. The increase in interest income is due to a generally higher level of cash available to be invested in short-term investments and increases in interest rates earned on those investments during the year ended December 31, 2006.
     Interest Expense. Interest expense of $6.8 million and $1.9 million for the year ended December 31, 2006 and 2005, respectively, primarily relates to borrowings under our financing facilities. The increase in interest expense is due to increased borrowings outstanding in the year ended December 31, 2006 due to the acquisition of Software Spectrum in September 2006 and increases in interest rates.
     Net Foreign Currency Exchange Gain (Loss). Net foreign currency exchange gain was $1.1 million for the year ended December 31, 2006 compared to a net foreign currency exchange loss of $72,000 for the year ended December 31, 2005. These amounts consist primarily of foreign currency transaction gains or losses for intercompany balances that are not considered long-term in nature.
     Other (Income) Expense, Net. Other income, net, was $39,000 for the year ended December 31, 2006 compared to other expense, net of $782,000 for the year ended December 31, 2005. These amounts consist primarily of bank fees associated with our financing facilities and cash management and the amortization of deferred financing fees.
     Income Tax Expense. Our effective tax rates for continuing operations for the years ended December 31, 2006 and 2005 were 35.3% and 39.3%, respectively. Our effective tax rate for the year ended December 31, 2006 was lower than for the year ended December 31, 2005 primarily due to a benefit recognized during the year ended December 31, 2006 for the reversal of accrued income taxes of $1.4 million resulting from the determination that a reserve previously recorded for potential tax exposures was no longer necessary and to several tax planning initiatives as well as the change in the percentage

INSIGHT ENTERPRISES, INC.
of taxable income being taxed in countries with lower tax rates than the U.S. as a result of the acquisition of Software Spectrum.
     Earnings from Discontinued Operation. On June 30, 2006, we completed the sale of 100% of the outstanding stock of Direct Alliance. Accordingly, the results of operations attributable to Direct Alliance for all periods presented have been classified as a discontinued operation. See Note 19 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion.
2005 Compared to 2004
     Net Sales. Net sales for the year ended December 31, 2005 increased 6% to $3.18 billion compared to the year ended December 31, 2004. Our net sales by operating segment for the years ended December 31, 2005 and 2004 were as follows (in thousands):

	2005	2004	% Change
North America	$2,713,468	$2,557,402	6%
EMEA	470,239	451,202	4%

Consolidated	$3,183,707	$3,008,604	6%

     North America’s net sales increased for the year ended December 31, 2005 by 6% to $2.7 billion compared to the year ended December 31, 2004. The increase in net sales over the prior year was due primarily to a stable demand environment and our initiatives to deliver technology solutions to business clients more effectively and efficiently. During the latter half of 2005, we saw increased growth rates in sales to SMB clients while growth rates in sales to our large enterprise clients declined from the first half of the year. We made changes in our North America executive management team, sales leadership, recruiting and training and have increased marketing activities, all of which we believe helped position us to increase growth rates in our sales to SMB clients in 2006. North America had 1,074 account executives at December 31, 2005 compared with 1,106 at December 31, 2004. The decrease in account executives was due to planned headcount reductions in order to reduce costs and increase the productivity of the remaining account executives. Additionally, we delayed increasing the number of account executives while we restructured the fundamentals of our recruiting processes and our new hire training program. Net sales per average number of account executives in North America increased 15% from $2.2 million for the year ended December 31, 2004 to $2.5 million for the year ended December 31, 2005, which we believe was attributable to internal initiatives, such as training and automation, all of which were designed to allow our account executives to work more productively. The average tenure of our account executives in North America increased from 3.5 years at December 31, 2004 to 3.9 years at December 31, 2005. The increase was due primarily to a decrease in account executive turnover.
     In 2005 and 2004, EMEA included only operations in the United Kingdom. EMEA’s net sales increased 4% to $470.2 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. In British pounds sterling, net sales increased 5.0% compared to the year ended December 31, 2004, a rate we believe was faster than the market. We believe our additions of experienced account executives and management focused on large corporate enterprises, as well as our various internal initiatives to drive sales growth across all client groups, contributed to our ability to increase our market share in the United Kingdom during the year ended December 31, 2005. EMEA had 266 account executives at December 31, 2005 compared to 298 at December 31, 2004. The decrease was due primarily to aggressive recruiting of our more experienced account executives by some of our competition in early 2005. Net sales per average number of account executives in EMEA increased 17% from $1.5 million for the year ended December 31, 2004 to $1.8 million for the year ended December 31, 2005, which we believe was attributable to internal initiatives designed to allow our account executives to work more productively. The average tenure of our account executives in EMEA increased to 2.3 years compared to 2.2 years at December 31, 2004 due primarily to a decrease in new hires during 2005.

INSIGHT ENTERPRISES, INC.
     Net sales by product category for North America and EMEA were as follows for the years ended December 31, 2005 and 2004:

	North America		EMEA
	Percentage of Product		Percentage of Product
	Net Sales		Net Sales
Product Categories	2005	2004	2005	2004
Computers:
Notebooks and PDAs	17%	16%	18%	18%
Desktops and Servers	16%	18%	15%	13%

	33%	34%	33%	31%
Software	12%	12%	15%	15%
Network and Connectivity	12%	11%	8%	8%
Printers	8%	9%	8%	10%
Storage Devices	8%	7%	8%	7%
Supplies and Accessories	7%	7%	8%	8%
Monitors and Video	7%	7%	10%	11%
Memory and Processors	5%	6%	4%	4%
Miscellaneous	8%	7%	6%	6%

	100%	100%	100%	100%

     In general, we experienced declines in average selling prices for most of our product categories, which required us to sell more units than in previous periods in order to maintain or increase the level of sales. Additionally, average selling prices for printers, monitors, desktops and notebooks declined at a greater rate than the other product categories as demand and competition for these products increased. The largest product category was computers, representing 33% of North America product net sales and 33% of EMEA product sales for the year ended December 31, 2005.
     Gross Profit. Gross profit increased 7% to $374.5 million for the year ended December 31, 2005 from $351.2 million for the year ended December 31, 2004. As a percentage of net sales, gross profit increased to 11.8% for the year ended December 31, 2005 from 11.7% for the year ended December 31, 2004. Our gross profit and gross profit as a percent of net sales by operating segment for the years ended December 31, 2005 and 2004 were as follows (in thousands):

		% of Net		% of Net
	2005	Sales	2004	Sales
North America	$311,125	11.5%	$289,604	11.3%
EMEA	63,415	13.5%	61,594	13.7%

Consolidated	$374,540	11.8%	$351,198	11.7%

     North America’s gross profit increased for the year ended December 31, 2005 by 7% to $311.1 million from $289.6 million for the year ended December 31, 2004. As a percentage of net sales, gross profit increased to 11.5% for the year ended December 31, 2005 from 11.3% for the year ended December 31, 2004 due primarily to increases in freight margin, increases in agency fees for Microsoft enterprise software agreement renewals, increases in supplier reimbursements as a percentage of net sales and increases in services. These increases were offset partially by decreases in product margin due to the increase in the percentage of sales to large corporate enterprise clients, which are generally transacted at lower product margins, and an increase in the write-downs of inventories as a percentage of sales.
     In 2005 and 2004, EMEA included only operations in the United Kingdom. EMEA’s gross profit increased for the year ended December 31, 2005 by 3% to $63.4 million from $61.6 million for the year ended December 31, 2004. As a percentage of net sales, gross profit decreased to 13.5% for the year ended December 31, 2005 from 13.7% for the year ended December 31, 2004 due primarily to decreases in product margin resulting from an aggressive pricing environment as well as some product mix shift to lower margin products and a decrease in service sales. These downward pressures on gross profit were offset partially by decreases in the write-downs of inventories as a percentage of sales and increases in supplier discounts.
Operating Expenses.
     Selling and Administrative Expenses. Selling and administrative expenses increased 2% to $284.7 million for the year ended December 31, 2005 from $280.3 million for the year ended December 31, 2004, but decreased as a percent of net sales to 8.9% for the year ended December 31, 2005 from 9.3% for the year ended December 31, 2004. Selling and administrative

INSIGHT ENTERPRISES, INC.
expenses as a percent of net sales by operating segment for the years ended December 31, 2005 and 2004 were as follows (in thousands):

			% of Net			% of Net
	2005		Sales	2004		Sales
	As Restated (1)			As Restated (1)
North America	$233,892	*	8.6%	$226,782	*	8.9%
EMEA	50,790		10.8%	53,508		11.9%

Consolidated	$284,682		8.9%	$280,290		9.3%

*	Corporate charges of $694,000 and $646,000 previously allocated to our discontinued operation, Direct Alliance, for the year ended December 31, 2005 and 2004, respectively, have been reallocated to our North America operating segment.

(1)	See Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8.
     North America’s selling and administrative expenses increased for the year ended December 31, 2005 by 3% to $232.9 million compared to the year ended December 31, 2004. As a percentage of net sales, selling and administrative expenses decreased to 8.6% for the year ended December 31, 2005 from 8.9% for the year ended December 31, 2004. In 2005, North America benefited from increased net sales, savings from restructuring activities and increases in operational efficiencies. These savings were offset by increased expenses in areas we were investing in for growth, most notably marketing, information technology and training. Additionally, selling and administrative expenses for the year ended December 31, 2004 included $1.2 million of expenses associated with the hiring of our chief executive officer.
     In 2005 and 2004, EMEA included only operations in the United Kingdom. EMEA’s selling and administrative expenses decreased 5% to $50.8 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. As a percentage of net sales, selling and administrative expenses decreased to 10.8% for the year ended December 31, 2005 from 11.9% for the year ended December 31, 2004. The decrease was primarily due to bonus expenses recorded in 2004 of $3.2 million, including employer taxes, related to management incentive plans with the top executives at a discontinued operation. In 2005, EMEA also benefited from increased net sales, savings from restructuring activities and increases in operational efficiencies. These savings were offset by increased expenses in areas we were investing in for growth, most notably marketing, sales support and sales compensation plans.
     Severance and Restructuring Expenses. During the year ended December 31, 2005, Insight UK moved into a new facility and recorded restructuring costs of $6.9 million for the remaining lease obligations on the previous lease and $1.0 million for duplicate rent expense for the new facility for the last half of 2005. Also, during 2005, North America and EMEA recorded severance and restructuring expenses of $3.7 million and $414,000, respectively, for severance attributable to the elimination of 89 positions, primarily in support and management. The North America amount included the severance for the former President of Insight North America of $2.4 million. During the year ended December 31, 2004, North America and EMEA recorded $2.0 million and $377,000, respectively, of severance and restructuring expenses attributable to the elimination of certain sales, support and management functions. These amounts included $1.6 million recorded for the retirement of our Executive Vice President, Chief Administrative Officer, General Counsel and Secretary and our agreement to terminate his employment without cause. See Note 9 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of severance and restructuring activities.
     Reductions in Liabilities Assumed in Previous Acquisition. During the years ended December 31, 2005 and 2004, EMEA settled certain liabilities assumed in a previous acquisition for $664,000 and $3.6 million, respectively, less than the amounts originally recorded. See Note 10 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion.
     Interest Income. Interest income of $3.4 million and $1.8 million for the year ended December 31, 2005 and 2004, respectively, was generated through short-term investments. The increase in interest income was due to a generally higher level of cash available invested in short-term investments and increases in interest rates earned on those investments during the year ended December 31, 2005.
     Interest Expense. Interest expense of $1.9 million and $2.0 million for the year ended December 31, 2005 and 2004, respectively, primarily related to borrowings under our financing facilities. The decrease in interest expense was due to a reduction in the amounts outstanding under our interest-bearing financing facilities, offset partially by increases in interest rates during the year ended December 31, 2005.

INSIGHT ENTERPRISES, INC.
     Net Foreign Currency Exchange (Gain) Loss. Net foreign currency exchange loss decreased to $72,000 for the year ended December 31, 2005 from $262,000 for the year ended December 31, 2004. These amounts consisted primarily of foreign currency transaction gains or losses for intercompany balances that are not considered long-term in nature.
     Other Expense, Net. Other expense, net, decreased to $782,000 for the year ended December 31, 2005 from $1.2 million for the year ended December 31, 2004. These amounts consisted primarily of bank fees associated with our financing facilities and cash management.
     Income Tax Expense. Our effective tax rates for continuing operations for the year ended December 31, 2005 and 2004 were 39.3% and 28.0%, respectively. Our effective tax rate for the year ended December 31, 2005 was higher than for the year ended December 31, 2004 primarily due to a $5.5 million tax benefit recorded during the year ended December 31, 2004 as a result of a decrease in the deferred tax valuation allowance for our United Kingdom operations. The increase in the rate for 2005 was also due to a higher percentage of earnings that are taxable in the U.S. at higher rates.
     Earnings from Discontinued Operations. On June 30, 2006, we completed the sale of 100% of the outstanding stock of Direct Alliance to TeleTech, and the results of operations attributable to Direct Alliance for all periods presented have been classified as a discontinued operation. In 2004, we sold our entire investment in PlusNet. Accordingly, the gain on the sale of PlusNet and the results of operations attributable to PlusNet have been classified as a discontinued operation in 2004. See Note 19 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion.
Liquidity and Capital Resources
     The following table sets forth for the periods presented certain consolidated cash flow information for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
		As Restated (1)	As Restated (1)
Net cash provided by operating activities	$82,602	$15,747	$18,795
Net cash (used in) provided by investing activities	(309,159)	(8,487)	2,706
Net cash provided by (used in) financing activities	242,749	2,095	(12,359)
Net cash provided by (used in) discontinued operations	105	(6,958)	(9,135)
Foreign currency exchange effect on cash flow	3,255	(5,695)	(3,461)

Decrease in cash and cash equivalents	19,552	(3,298)	(3,454)
Cash and cash equivalents at beginning of year	35,145	38,443	$41,897

Cash and cash equivalents at end of year	$54,697	$35,145	$38,443

(1)	See Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8.
Cash and Cash Flow
     Our primary uses of cash in the past few years have been to fund our working capital requirements, capital expenditures, repurchases of our common stock and acquisitions.
     Net cash provided by operating activities. Cash flows from operations for the year ended December 31, 2006 and 2005 were $82.6 million and $15.7 million, respectively. Cash flows from operations for the year ended December 31, 2006 resulted primarily from net earnings from continuing operations before depreciation and amortization, and increases in accounts payable and decreases in inventories. These increases in operating cash flows were partially offset by increases in accounts receivable. The increased accounts payable and accounts receivable balances can be primarily attributed to the Software Spectrum acquisition. Cash flows from operations for the year ended December 31, 2005 resulted primarily from net earnings from continuing operations before depreciation and amortization partially offset by increases in accounts receivable and inventories. The increase in accounts receivable was due to increases in net sales with terms longer than net 30 at the end of 2005 primarily related to our large enterprise and public sector clients. The increase in inventories was due primarily to increases in opportunistic purchases and a decision to carry additional inventories for our integration labs and upcoming projects with large enterprise and public sector clients at the end of 2005. Cash flows from operations for the year ended December 31, 2004 resulted primarily from net earnings before depreciation and the gain on the sale of our investment in PlusNet, a discontinued operation, offset by an increase in accounts receivable and inventories due primarily to increased sales compared to 2003.

INSIGHT ENTERPRISES, INC.
     Our consolidated cash flow operating metrics for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Days sales outstanding in ending accounts receivable (“DSOs”)(a)	84	50	52
Inventory turns (excluding inventories not available for sale) (a)	35	26	29
Days purchases outstanding in ending accounts payable (“DPOs”) (a)	55	23	29

(a)	Calculated assuming gross revenue recognition for software maintenance contracts in 2006 and 2005.
     The increase in DSOs and in DPOs from the year ended December 31, 2006 is due primarily to including Software Spectrum sales from only September 7, 2006. The increase in inventory turns is primarily due to the fact that Software Spectrum operations require very little inventory. The $31.1 million of inventories not available for sale at December 31, 2006 represents inventories segregated pursuant to binding client contracts, which will be recorded as net sales when the criteria for sales recognition are met.
     Assuming sales continue to increase in the future, we expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our suppliers on average terms that are shorter than the average terms granted to our clients in order to take advantage of supplier discounts.
     Net cash used in investing activities. Cash flows used in investing activities for the year ended December 31, 2006 and 2005 were $309.9 million and $8.5 million, respectively. During the year ended December 31, 2006, we received $46.3 million for the sale of Direct Alliance and used $321.2 million, net of cash acquired of $30.3 million, to acquire Software Spectrum. In January 2005, we received $26.5 million owed to us by an underwriter related to the 2004 sale of our investment in PlusNet, a discontinued operation. Capital expenditures of $35.0 million for the year ended December 31, 2006 primarily related to investments to upgrade our IT systems to mySAP, including capitalized costs of software developed for internal use, IT equipment and software licenses. Capital expenditures for the year ended December 31, 2005 of $35.0 million primarily related to capitalized costs of software developed for internal use, the purchase of a previously leased office facility, leasehold improvements primarily in our Illinois distribution center and in Insight UK’s London facility and computer equipment. Capital expenditures for the year ended December 31, 2004 of $16.9 million primarily related to software, computer equipment and capitalized costs of software developed for internal use. Capital expenditures in 2004 were offset by proceeds from the sale of a discontinued operation and proceeds from the sale of a building. See Note 19 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion about our discontinued operations. We expect total capital expenditures in 2007 to be between $30.0 million and $35.0 million.
     Net cash provided by financing activities. Cash flows provided by financing activities for the year ended December 31, 2006 and 2005 were $242.7 million and $2.1 million, respectively. During the year ended December 31, 2006, the acquisition of Software Spectrum was partially financed by new term loan borrowings of $75.0 million under our amended and restated credit facility and $173.0 million under our amended accounts receivables securitization financing facility. During the year ended December 31, 2005, cash was provided by borrowings on our short-term financing facility and our line of credit and by cash received from common stock issuances as a result of stock option exercises. Cash was primarily used to make repayments on our short-term financing facility and to repurchase shares of our common stock.
     In January 2006, our Board of Directors approved a stock repurchase program that allows us to purchase up to an additional $50.0 million of our common stock; however, no repurchases under this program were made during the year ended December 31, 2006.
     We anticipate that cash flow from operations, together with the funds available under our financing facilities, will be adequate to support our presently anticipated cash and working capital requirements for operations over the next twelve months. Additionally, we expect to use any excess cash primarily to reduce outstanding debt incurred in connection with the acquisition of Software Spectrum.
     Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. We do not provide for U.S. income taxes on the undistributed earnings of foreign subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. The undistributed earnings of foreign subsidiaries that are deemed to be permanently invested outside of the U.S. were $3.5 million at December 31, 2006.
     As part of our long-term growth strategy, we intend to consider acquisition opportunities from time to time, which may require additional debt or equity financing.

INSIGHT ENTERPRISES, INC.
     See Note 7 to our Consolidated Financial Statements in Part II, Item 8 of this report for a description of our financing facilities, including terms, amounts outstanding, amounts available and weighted average borrowings and interest rates during the year.
Off Balance Sheet Arrangements
     We have entered into off-balance sheet arrangements, which include guaranties and indemnifications, as defined by the SEC’s Final Rule 67, “Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.” The guaranties and indemnifications are discussed in Note 14 to the Consolidated Financial Statements in Part II, Item 8 of this report. We believe that none of our off-balance sheet arrangements have, or is reasonably likely to have, a material current or future effect on our financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations for Continuing Operations
     At December 31, 2006, our contractual obligations for continuing operations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than 5
	Total	1 Year	Years	Years	Years
Long-Term Debt (a)	239,250	15,000	198,000	26,250	—
Operating lease obligations	66,060	13,227	22,396	15,121	15,316
Severance and restructuring obligations (b)	17,293	9,186	8,107	—	—
Other contractual obligations (c)	67,932	18,901	33,486	4,900	10,645

Total	$390,535	$56,314	$261,989	$46,271	$25,961

(a)	Includes our accounts receivable securitization facility that expires September 2009 and our term loan facility that is scheduled to be paid off in September 2011.

(b)	As a result of approved severance and restructuring plans, we expect future cash expenditures related to employee termination benefits and facilities based costs. See further discussion in Note 9 to the Consolidated Financial Statements in Part II, Item 8 of this report.

(c)	Includes:
I.	Estimated interest payments in 2007 of $27.8 million based on the average projected balances at December 31, 2007, December 31, 2008 and December 31, 2009 under the asset backed securitization facility, revolving credit facility and term loan using the December 31, 2006 weighted average interest rate of 6.4% per annum.

II.	Amounts totaling $9.7 million over the next seven years to the Valley of the Sun Bowl Foundation for sponsorship of the Insight Bowl and $9.9 million over the next nine years for advertising and marketing events with the Arizona Cardinals NFL team at the University of Phoenix stadium.

III.	During the year ended December 31, 2005, we recorded $979,000, $649,000 net of taxes, for the cumulative effect of a change in accounting principle for the adoption of FIN No. 47. FIN No. 47 states that companies must recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the amount can be reasonably estimated. This interpretation applies to certain provisions in our facility lease agreements in the U.S. and the United Kingdom. Some of our leases stipulate that any leasehold improvements performed by the tenant with landlord approval become the landlord’s property upon expiration of the lease. However, some landlords further reserve the right to make the determination as to whether the premises must be returned to their original condition, normal wear and tear excepted, at our expense. Because of these provisions, FIN No. 47 now requires us to record a liability for the estimated fair value of this legal obligation to return the premises to the original condition with the offset recorded as an increase to the cost of the leasehold improvements. We estimate that we will owe $3.2 million in future years in connection with returning our leased facilities to original condition.
See further discussion in Note 14 to the Consolidated Financial Statements in Part II, Item 8 of this report.
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

INSIGHT ENTERPRISES, INC.
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
Recently Issued Accounting Standards
     See Note 1 of our Consolidated Financial Statements in Part II, Item 8 of this report for a description of recent accounting pronouncements, including our expected dates of adoption and the estimated effects on our results of operations and financial condition.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Risk
     We have interest rate exposure arising from our financing facilities, which have variable interest rates. These variable interest rates are affected by changes in short-term interest rates. We manage interest rate exposure by maintaining a conservative debt to equity ratio.
     Although the credit agreement we entered into to finance in part the acquisition of Software Spectrum increased our exposure to market risk from changes in interest rates, we believe that the effect of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows will not be material. Our financing facilities expose net earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. We had $71.3 million outstanding under our term loan, $15.0 million outstanding under our revolving line of credit and $168.0 million outstanding under our accounts receivable securitization financing facility at December 31, 2006. The interest rates attributable to the term loan, the line of credit and the financing facility were 6.48%, 8.25% and 6.00%, respectively, per annum at December 31, 2006. A change in annual net earnings from continuing operations resulting from a hypothetical 10% increase or decrease in interest rates would approximate $1.0 million.
Foreign Currency Exchange Risk
     We have operation centers in Australia, Canada, Germany, France, the U.S., and the United Kingdom, as well as sales offices in Australia, Belgium, Canada, China, Denmark, Finland, France, Germany, Hong Kong, Italy, the Netherlands, Norway, Singapore, Spain, Sweden, Switzerland, the United Kingdom and the U.S., and sales presence in Austria, Ireland, New Zealand and Russia. In each of these countries, the majority of sales, expenses and capital purchasing activities are transacted in the respective functional currencies. Therefore, we have foreign currency translation exposure for changes in exchange rates for these currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will become more expensive in terms of U.S. dollars to pay expenses with foreign currencies. Because we operate in numerous functional currencies, we cannot predict the effect of future exchange-rate fluctuations on business and operating results and significant rate fluctuations could have a material adverse effect on results of operations and financial condition.
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
     We monitor our foreign currency exposure and may from time to time enter into hedging transactions to manage this exposure. There were no hedging transactions during the quarter ended December 31, 2006, and there were no hedging instruments outstanding at December 31, 2006.

INSIGHT ENTERPRISES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Insight Enterprises, Inc.:
We have audited the accompanying consolidated balance sheets of Insight Enterprises, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insight Enterprises, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in note 2 to the consolidated financial statements, the consolidated financial statements as of December 31, 2005 and for each of the years in the two-year period ended December 31, 2005 have been restated.
As discussed in note 3 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006. As discussed in note 1 to the consolidated financial statements, the Company adopted FASB Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations- an interpretation of FASB Statement No. 143, as of December 31, 2005. The net effect of the recognition of conditional asset retirement obligations was recognized as a cumulative effect of a change in accounting principle.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Insight Enterprises, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 25, 2007 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.
KPMG LLP
Phoenix, Arizona
July 25, 2007

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Insight Enterprises, Inc.:
We have audited management’s assessment, included in Item 9A (a), “Management’s Report on Internal Control Over Financial Reporting,” that Insight Enterprises, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of a material weakness identified in management’s assessment, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Insight Enterprises, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that 1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company identified a material weakness in its internal control over financial reporting as of December 31, 2006, arising from the combined effect of the following control deficiencies in the Company’s accounting for equity based awards: (i) inadequate policies and procedures to determine the grant date and exercise price of equity awards; (ii) inadequate supervision and training for personnel involved in the stock option granting process; and (iii) inadequate documentation and monitoring of the application of accounting policies and procedures regarding equity awards. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Insight Enterprises, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated July 25, 2007, which expressed an unqualified opinion on those consolidated financial statements.
In our opinion, management’s assessment that Insight Enterprises, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Insight Enterprises, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Insight Enterprises, Inc. acquired Software Spectrum, Inc. during 2006 and management excluded from its assessment of the effectiveness of Insight Enterprises Inc.’s internal control over financial reporting as of December 31, 2006, Software Spectrum, Inc.’s internal control over financial reporting associated with 51% of total assets (34% excluding goodwill and other identifiable intangible assets) and 14% of net sales, respectively, included in the consolidated financial statements of Insight Enterprises, Inc. and subsidiaries as of and for the year ended December 31, 2006. Our audit of internal control over financial reporting of Insight Enterprises, Inc. also excluded an evaluation of the internal control over financial reporting of Software Spectrum, Inc.
KPMG LLP
Phoenix, Arizona
July 25, 2007

INSIGHT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2006	2005
		As
		Restated
		(1)
ASSETS

Current assets:
Cash and cash equivalents	$54,697	$35,145
Accounts receivable, net	994,892	480,458
Inventories	97,751	121,223
Inventories not available for sale	31,112	35,528
Deferred income taxes	15,583	22,535
Other current assets	32,359	7,089

Total current assets	1,226,394	701,978

Property and equipment, net	129,256	133,017
Buildings held for lease, net	16,522	—
Goodwill	296,781	87,124
Intangible assets, net	86,929	—
Other assets	18,269	221

	$1,774,151	$922,340

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$611,367	$183,501
Accrued expenses and other current liabilities	136,401	55,956
Current portion of long-term debt	15,000	—
Deferred revenue	40,728	24,747
Line of credit	15,000	21,309
Inventories financing facility	—	4,281
Short-term financing facility	—	45,000

Total current liabilities	818,496	334,794

Long-term debt	224,250	—
Long-term deferred income taxes	19,403	15,371
Long-term liabilities	21,652	2,262

	1,083,801	352,427

Commitments and contingencies (Notes 7, 8, 9, 14)

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 48,868 and 47,736 shares issued and outstanding in 2006 and 2005, respectively	489	477
Additional paid-in capital	363,308	334,404
Retained earnings	297,664	220,846
Accumulated other comprehensive income – foreign currency translation adjustment	28,889	14,186

Total stockholders’ equity	690,350	569,913

	$1,774,151	$922,340

(1)	See Note 2 “Restatement of Consolidated Financial Statements.”
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
		As	As
		Restated	Restated
		(1)	(1)
Net sales	$3,817,085	$3,183,707	$3,008,604
Costs of goods sold	3,338,022	2,809,167	2,657,406

Gross profit	479,063	374,540	351,198
Operating expenses:
Selling and administrative expenses	374,523	284,682	280,290
Severance and restructuring expenses	729	11,962	2,435
Reductions in liabilities assumed in a previous acquisition	—	(664)	(3,617)

Earnings from operations	103,811	78,560	72,090
Non-operating (income) expense:
Interest income	(4,355)	(3,394)	(1,849)
Interest expense	6,793	1,914	2,011
Net foreign currency exchange (gain) loss	(1,135)	72	262
Other expense, net	901	782	1,190

Earnings from continuing operations before income taxes	101,607	79,186	70,476
Income tax expense	35,899	31,143	19,617

Net earnings from continuing operations	65,708	48,043	50,859
Earnings from discontinued operations, net of taxes of $7,153, $4,090 and $11,646, respectively, including gains on sale in 2006 and 2004	11,110	6,617	29,598

Net earnings before cumulative effect of change in accounting principle	76,818	54,660	80,457
Cumulative effect of change in accounting principle, net of taxes of $330 in 2005	—	(649)	—

Net earnings	$76,818	$54,011	$80,457

Net earnings per share — Basic:
Net earnings from continuing operations	$1.36	$0.99	$1.05
Net earnings from discontinued operations	0.23	0.13	0.61
Cumulative effect of change in accounting principle	—	(0.01)	—

Net earnings per share	$1.59	$1.11	$1.66

Net earnings per share — Diluted:
Net earnings from continuing operations	$1.35	$0.98	$1.03
Net earnings from discontinued operations	0.23	0.13	0.60
Cumulative effect of change in accounting principle	—	(0.01)	—

Net earnings per share	$1.58	$1.10	$1.63

Shares used in per share calculation:
Basic	48,373	48,553	48,389

Diluted	48,564	49,057	49,220

(1)	See Note 2 “Restatement of Consolidated Financial Statements.”
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in thousands)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Income	Earnings	Equity
Balances at December 31, 2003-As Reported	47,116	$471	—	—	$266,803	$21,744	$150,351	$439,369
Prior period adjustments	—	—	—	—	39,593	—	(30,717)	8,876

Balances at December 31, 2003-As Restated (1)	47,116	471	—	—	306,396	21,744	119,634	448,245
Issuance of common stock under employee stock plans	2,287	23	—	—	27,622	—	—	27,645
Stock-based compensation expense	—	—	—	—	352	—	—	352
Tax benefit from employee gains on stock-based compensation	—	—	—	—	3,956	—	—	3,956
Comprehensive income:
Foreign currency translation adjustment, net of tax	—	—	—	—	—	6,458	—	6,458
Reduction in foreign currency translation adjustment due to sale of investment in discontinued operation	—	—	—	—	—	(1,596)	—	(1,596)
Net earnings	—	—	—	—	—	—	80,457	80,457

Total comprehensive income								85,319

Balances at December 31, 2004-As Restated (1)	49,403	494	—	—	338,326	26,606	200,091	565,517
Issuance of common stock under employee stock plans	1,059	10	—	—	10,774	—	—	10,784
Stock-based compensation expense	—	—	—	—	858	—	—	858
Tax benefit from employee gains on stock-based compensation	—	—	—	—	1,161	—	—	1,161
Repurchase of treasury stock	—	—	(2,726)	(49,998)	—	—	—	(49,998)
Retirement of treasury stock	(2,726)	(27)	2,726	49,998	(16,715)	—	(33,256)	—
Comprehensive income:
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(12,420)	—	(12,420)
Net earnings	—	—	—	—	—	—	54,011	54,011

Total comprehensive income								41,591

Balances at December 31, 2005-As Restated (1)	47,736	477	—	—	334,404	14,186	220,846	569,913
Issuance of common stock under employee stock plans	1,132	12	—	—	14,822	—	—	14,834
Stock-based compensation expense	—	—	—	—	13,692	—	—	13,692
Tax benefit from employee gains on stock-based compensation	—	—	—	—	390	—	—	390
Comprehensive income:
Foreign currency translation adjustment, net of tax	—	—	—	—	—	14,703	—	14,703
Net earnings	—	—	—	—	—	—	76,818	76,818

Total comprehensive income								91,521

Balances at December 31, 2006	48,868	$489	—	$—	$363,308	$28,889	$297,664	$690,350

(1)	See Note 2 “Restatement of Consolidated Financial Statements.”
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2006	2005	2004
		As	As
		Restated	Restated
		(1)	(1)
Cash flows from operating activities:
Net earnings from continuing operations	$65,708	$48,043	$50,859
Plus: net earnings from discontinued operations	11,110	6,617	29,598
Less: cumulative effect of change in accounting principle, net	—	(649)	—

Net earnings	76,818	54,011	80,457
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	25,372	14,622	16,740
Provision for losses on accounts receivable	3,033	5,542	5,519
Write-downs of inventories	8,442	7,625	7,070
Non-cash stock-based compensation	13,731	817	296
Gain on sale of discontinued operations	(14,872)	—	(23,725)
Excess tax benefit from employee gains on stock-based compensation	(1,085)	—	—
Deferred income taxes	2,744	4,509	(2,615)
Tax benefit from employee gains on stock-based compensation	—	2,638	7,093
Cumulative effect of change in accounting principle, net	—	649	—
Gain on sale of building	—	—	(328)
Equity in loss of investee	—	—	400
Changes in assets and liabilities:
Increase in accounts receivable	(290,612)	(39,374)	(55,003)
Increase in receivables from equity method investee	—	—	(3,098)
Decrease (increase) in inventories	21,287	(27,583)	(32,839)
Decrease (increase) in other current assets	10,152	6,680	(639)
Increase in other assets	(8,370)	(1,802)	(496)
Increase (decrease) in accounts payable	208,499	(6,438)	439
(Decrease) increase in inventories financing facility	(4,281)	(13,256)	11,957
Increase in deferred revenue	2,514	8,478	2,519
Increase (decrease) in accrued expenses and other liabilities	29,230	(1,371)	5,048

Net cash provided by operating activities	82,602	15,747	18,795

Cash flows from investing activities:
Acquisition of Software Spectrum, net of cash acquired	(321,167)	—	—
Purchases of property and equipment	(34,242)	(35,027)	(16,901)
Proceeds from sale of discontinued operation, net of direct expenses	46,250	—	18,629
Cash receipt of underwriter receivable	—	26,540	—
Proceeds from sale of building	—	—	1,378
Investment in equity method investee	—	—	(400)

Net cash (used in) provided by investing activities	(309,159)	(8,487)	2,706

Cash flows from financing activities:
Borrowings on short-term financing facility	20,000	75,000	95,000
Repayments on short-term financing facility	(65,000)	(55,000)	(125,000)
Borrowings on long-term financing facility	291,000	—	—
Repayments on long-term financing facility	(123,000)	—	—
Borrowings on term loan	75,000	—	—
Increase in book overdrafts	37,261	—	—
Repayments on term loan	(3,750)	—	—
Net (repayments) borrowings on line of credit	(6,309)	21,309	(10,004)
Proceeds from sales of common stock under employee stock plans	16,462	10,784	27,645
Excess tax benefit from employee gains on stock-based compensation	1,085	—	—
Repurchase of common stock	—	(49,998)	—

Net cash provided by (used in) financing activities	242,749	2,095	(12,359)

Cash flows from discontinued operations:
Net cash used in operating activities	(8,909)	(3,020)	(5,486)
Net cash provided by (used in) investing activities	11,710	(3,783)	(3,804)
Net cash used in financing activities	(2,696)	(155)	155

Net cash provided by (used in) discontinued operations	105	(6,958)	(9,135)

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Years Ended December 31,
	2006	2005	2004
		As	As
		Restated	Restated
		(1)	(1)
Foreign currency exchange effect on cash flow	3,255	(5,695)	(3,461)

Increase (decrease) in cash and cash equivalents	19,552	(3,298)	(3,454)
Cash and cash equivalents at beginning of year	35,145	38,443	41,897

Cash and cash equivalents at end of year	$54,697	$35,145	$38,443

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$5,814	$1,617	$1,939

Cash paid during the year for income taxes	$40,820	$20,600	$23,275

Supplemental disclosure of non-cash financing and investing activities:
Leasehold improvement related to conditional asset retirement obligation	$—	$1,310	$—

Receivable from underwriter from sale of discontinued operation	$—	$—	$26,849

(1)	See Note 2 “Restatement of Consolidated Financial Statements.”
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Operations and Summary of Significant Accounting Policies
Description of Business
     We are a leading provider of brand-name information technology (“IT”) hardware, software and services to large enterprises, small- to medium-sized businesses (“SMB”) and public sector institutions in North America, Europe, the Middle East, Africa and Asia-Pacific. The Company is organized in the following three operating segments, which are primarily defined by their related geographies:

Operating Segment	Geography
North America	United States (“U.S.”) and Canada
EMEA	Europe, Middle East and Africa
APAC	Asia-Pacific
     Prior to the acquisition of Software Spectrum, Inc. (“Software Spectrum”) on September 7, 2006 and the divestiture of Direct Alliance Corporation (“Direct Alliance”) on June 30, 2006, we were organized in three operating segments, two of which were the geographic operating segments that provided IT products and services, Insight North America and Insight UK, and the third of which was our discontinued operation that provided business process outsourcing, Direct Alliance.
     Beginning with the fourth quarter of 2006, we operate in three geographic operating segments: North America; EMEA; and APAC. To the extent applicable, prior period information disclosed in this report by operating segment has been reclassified to conform to the current period presentation. Currently, our offerings in North America and the United Kingdom include brand-name IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC currently only include software and select software-related services.
Acquisitions and Dispositions
     Consistent with our strategic plan for growth through targeted acquisitions, on September 7, 2006, we completed our acquisition of Software Spectrum, a global technology solutions provider with expertise in the selection, purchase and management of software. As a result of the acquisition, the purchase price of $287,000,000 plus working capital of $64,380,000, which included cash acquired of $30,285,000, was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired was recorded as goodwill. Goodwill related to the Software Spectrum acquisition was $209,671,000 at December 31, 2006. Software Spectrum’s results of operations have been included in our consolidated results of operations subsequent to the acquisition date. See further information in Note 18.
     On June 30, 2006, we completed the sale of 100% of the outstanding stock of Direct Alliance, a business process outsourcing provider in the U.S., for a cash purchase price of $46,250,000, subject to earn out and claw back provisions. Accordingly, Direct Alliance’s results of operations for all periods presented are classified as a discontinued operation. See further information in Note 19.
     On March 1, 2007, we completed the sale of PC Wholesale, a division of our North America operating segment. As a result of the disposition, PC Wholesale will be disclosed as a discontinued operation beginning in the three months ended March 31, 2007. See further information in Note 21.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Use of Estimates
     The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Additionally, these estimates and assumptions affect the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, we evaluate our estimates, including those related to allowances for doubtful accounts, write-downs of inventories, litigation-related obligations and valuation allowances for deferred tax assets.
Cash Equivalents
     We consider all highly liquid investments with maturities at the date of purchase of three months or less to be cash equivalents.
Allowance for Doubtful Accounts
     We establish an allowance for doubtful accounts to ensure trade receivables are not overstated due to uncollectibility. The allowance is determined using estimated losses on accounts receivable based on historical write-offs, evaluation of the aging of the receivables and the current economic environment. We write off individual accounts against the reserve when we become aware of a client’s or vendor’s inability to meet its financial obligations, such as in the case of bankruptcy filings, or deterioration in the client’s or vendor’s operating results or financial position.
Inventories
     We state inventories, principally purchased IT hardware, at the lower of weighted average cost (which approximates cost under the first-in, first-out method) or market. We evaluate inventories for excess, obsolescence or other factors that may render inventories unmarketable at normal margins. Write-downs are recorded so that inventories reflect the approximate net realizable value and take into account our contractual provisions with suppliers governing price protection, stock rotation and return privileges relating to obsolescence.
     Inventories not available for sale relate to product sales transactions in which we are warehousing the product and will be deploying the product to clients’ designated locations subsequent to period end. Additionally, we may perform services on a portion of the product prior to shipment to our clients and will be paid a fee for doing so. Although the product contracts are non-cancelable with customary credit terms beginning the date the inventories are segregated in our warehouse and invoiced to the client, and the warranty periods begin on the date of invoice, these transactions do not meet the sales recognition criteria under GAAP. Therefore, we have not recorded sales and the inventories are classified as “inventories not available for sale” on our consolidated balance sheet until the product is shipped. If clients remit payment before we ship product to them, we record the payments received as “deferred revenue” on our consolidated balance sheet until such time as the product is shipped.
Property and Equipment
     We state property and equipment at cost. We capitalize major improvements and betterments, while maintenance, repairs and minor replacements are expensed as incurred. Depreciation or amortization is provided using the straight-line method over the following estimated economic lives of the assets:

Estimated Economic Life
Leasehold improvements	Shorter of underlying lease term or asset life
Furniture and fixtures	2-7 years
Equipment	3-5 years
Software	3-10 years
Buildings	29 years
     External direct costs of materials and services consumed in developing or obtaining internal use computer software and payroll and payroll-related costs for employees who are directly associated with and who devote time to internal use computer software projects, to the extent of the time spent directly on the project, are capitalized.
     Reviews are regularly performed to determine whether facts and circumstances exist which indicate that the useful life is shorter than originally estimated or the carrying amount of assets may not be recoverable. When an indication exists, we

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
assess the recoverability of our assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the estimated fair value of those assets.
Goodwill
     Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired. We perform an annual review in the fourth quarter of every year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of recorded goodwill is impaired. The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. See additional discussion of the impairment review process at Note 6.
Intangible Assets
     We amortize intangible assets acquired in the acquisition of Software Spectrum using the straight-line method over the following estimated economic lives of the intangible assets:

Estimated Economic Life
Customer relationships	10 years
Acquired technology related assets	5 years
Non-compete agreements	1 year
Trade name	7 months
Self Insurance
     We are self-insured for medical insurance benefits up to certain annual stop-loss limits. Such costs are estimated and accrued based on our maximum liability under the stop-loss limits, which estimates both known and incurred but not reported claims.
Foreign Currencies
     We use the U.S. dollar as our reporting currency. The functional currencies of our significant foreign subsidiaries are generally the local currencies. Accordingly, assets and liabilities of the subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet dates. Income and expense items are translated at the average exchange rate for each month within the year. The resulting translation adjustments are recorded directly in other comprehensive income as a separate component of stockholders’ equity. Net foreign currency transaction (gains) losses, including transaction (gains) losses on intercompany balances that are not of a long-term investment nature, are reported as a separate component of non-operating (income) expense in our consolidated statements of earnings.
Sales Recognition
     We adhere to guidelines and principles of sales recognition described in Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), issued by the staff of the Securities and Exchange Commission (the “SEC”). Under SAB 104, sales are recognized when the title and risk of loss are passed to the client, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed and determinable and collectibility is reasonably assured. Using these tests, the vast majority of our hardware sales represent product sales recognized upon shipment. Usual sales terms are FOB shipping point, at which time title and risk of loss has passed to the client and delivery has occurred. We make provisions for estimated product returns that we expect to occur under our return policy based upon historical return rates.
     We also adhere to the guidelines and principles of software revenue recognition described in Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”). Revenue is recognized from software sales when clients acquire the right to use or copy software under license, but in no case prior to the commencement of the term of the initial software license agreement, provided that all other revenue recognition criteria have been met (i.e., evidence of the arrangement exists, the fee is fixed or determinable and collectibility of the fee is reasonably assured).
     From time to time, in the sale of hardware, software and services, we may enter into contracts that contain multiple elements or non-standard terms and conditions. Sales of services currently represent a small percentage of our net sales, and a significant amount of services that are performed in conjunction with hardware and software sales are completed in our facilities prior to shipment of the product. In these circumstances, net sales for the hardware, software and services are

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
recognized upon shipment. Net sales of services that are performed at client locations are often service-only contracts and are recorded as sales when the services are performed. If the service is performed at a client location in conjunction with a hardware, software or other services sale, we recognize net sales in accordance with SAB 104 and Emerging Issues Task Force (“EITF”) 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables.” Accordingly, we recognize sales for delivered items only when all of the following criteria are satisfied:
•	the delivered item(s) has value to the client on a stand-alone basis;

•	there is objective and reliable evidence of the fair value of the undelivered item(s); and

•	if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in our control.
     We sell certain third-party service contracts and software assurance or subscription products for which we are not the primary obligor. These sales do not meet the criteria for gross sales recognition as defined in SAB 104 and EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”), and thus are recorded on a net sales recognition basis. As we enter into contracts with third-party service providers or vendors, we evaluate whether the subsequent sales of such services should be recorded as gross sales or net sales in accordance with the sales recognition criteria outlined in SAB 104 and EITF 99-19. We determine whether we act as a principal in the transaction and assume the risks and rewards of ownership or if we are simply acting as an agent or broker. Under gross sales recognition, the entire selling price is recorded in sales and our cost to the third-party service provider or vendor is recorded in costs of goods sold. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to sales resulting in net sales equal to the gross profit on the transaction, and there are no costs of goods sold.
Vendor Funding
     We receive payments and credits from vendors, including consideration pursuant to volume sales incentive programs, volume purchase incentive programs and shared marketing expense programs. Vendor funding received pursuant to volume sales incentive programs is recognized as a reduction to costs of goods sold. Vendor funding received pursuant to volume purchase incentive programs is allocated to inventories based on the applicable incentives from each vendor and is recorded in cost of goods sold as the inventory is sold. Vendor funding received pursuant to shared marketing expense programs is recorded as a reduction of the related selling and administrative expenses in the period the program takes place only if the consideration represents a reimbursement of specific, incremental, identifiable costs. Consideration that exceeds the specific, incremental, identifiable costs is classified as a reduction of costs of goods sold. The amount of vendor funding recorded as a reduction of selling and administrative expenses totaled $20,138,000, $9,630,000 and $7,478,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The increase from 2005 to 2006 is mainly due to the acquisition of Software Spectrum.
Advertising Costs
     Advertising costs are expensed as they are incurred. Advertising expense of $23,950,000, $18,839,000 and $15,364,000 was recorded for the years ended December 31, 2006, 2005 and 2004, respectively. These amounts were partially offset by vendor funding received pursuant to shared marketing expense programs recorded as a reduction of selling and administrative expenses, as discussed above.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Conditional Asset Retirement Obligations
     We adopted FASB Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN No. 47”) during the year ended December 31, 2005. FIN No. 47 states that companies must recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the amount can be reasonably estimated. This interpretation applies to certain provisions in our facility lease agreements. Some of our leases stipulate that any leasehold improvements performed by us with landlord approval become the landlord’s property upon expiration of the lease. However, some of our landlords further reserve the right to make the determination as to whether the premises must be returned to their original condition, normal wear and tear excepted, at our expense. Because of these provisions, we are required to record a liability for the estimated fair value of this legal obligation to return the premises to the original condition with the offset recorded as an increase to the cost of the leasehold improvements. As a result, during the fourth quarter of 2005, we recorded leasehold improvements of $1,310,000 and long term liabilities of $2,289,000. Had the obligation been recorded at January 1, 2005, the balance would have been $1,625,000. Additionally, we recorded a non-cash cumulative effect of a change in accounting principle of $979,000 ($649,000 net of tax), representing cumulative amortization of the leasehold improvements and accretion of the long term liability since the lease inception dates.
     The following table illustrates the effect on net earnings and earnings per share if this interpretation had been applied during the periods presented (in thousands, except per share data):

	Years Ended December 31,
	2005	2004
	As Restated (1)	As Restated (1)
Net earnings as reported	$54,011	$80,457
Total depreciation and interest accretion costs, net of tax	140	115

Pro forma net earnings	$54,151	$80,572

Basic net earnings per share:
As reported	$1.11	$1.66

Pro forma	$1.11	$1.66

Diluted net earnings per share:
As reported	$1.10	$1.63

Pro forma	$1.10	$1.63

(1)	See Note 2 “Restatement of Consolidated Financial Statements.”
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

	Years Ended December 31,
	2006	2005	2004
		As Restated (1)	As Restated (1)
Numerator:
Net earnings from continuing operations	$65,708	$48,043	$50,859

Denominator:
Weighted-average shares used to compute basic EPS	48,373	48,553	48,389
Potential dilutive common shares due to dilutive stock options	191	504	831

Weighted-average shares used to compute diluted EPS	48,564	49,057	49,220

Net earnings from continuing operations per share:
Basic	$1.36	$0.99	$1.05

Diluted	$1.35	$0.98	$1.03

(1)	See Note 2 “Restatement of Consolidated Financial Statements.”

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The following weighted-average outstanding stock options during the year ended December 31, 2006 were not included in the diluted EPS calculations because the exercise prices of these options were greater than the average market price of our common stock during the respective periods (in thousands):

	Years Ended December 31,
	2006	2005	2004
Weighted-average outstanding stock options having no dilutive effect	3,293	3,938	4,552

Reclassifications
     Certain amounts in the 2005 and 2004 consolidated financial statements have been reclassified to conform to the 2006 presentation.
Recently Issued Accounting Standards
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of a company’s balance sheets and statements of operations and the related financial statement disclosures. SAB No. 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption of SAB No. 108 will not have a material effect on our consolidated financial statements and disclosures.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which becomes effective for fiscal periods beginning after November 15, 2007. Under SFAS No. 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. This election, called the “fair value option,” will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. We do not expect that the adoption of SFAS No. 159 will have a material effect on our consolidated financial statements and disclosures.
(2) Restatement of Consolidated Financial Statements
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
recipients; and (iii) the use of hindsight to select exercise prices. These restated consolidated financial statements reflect the corrections resulting from our determination.
Restatement Adjustments
     Our restated consolidated financial statements contained in this Form 10-K incorporate stock-based compensation expense, including the income tax impacts related to the restatement adjustments. The restatement adjustments result in a $30.9 million reduction of retained earnings as of December 31, 2006. This amount includes reductions in our consolidated net earnings of approximately $0.1 million for each of the years ended December 31, 2005 and 2004. The total restatement impact for the years ended December 31, 1995 through December 31, 2003, of $30.7 million, net of related tax benefits of $16.3 million, has been reflected as a prior period adjustment to beginning retained earnings as of January 1, 2004. The Company also recorded restatement adjustments to its selected quarterly financial information for the quarters ended March 31, 2006 and December 31, 2005. See Note 20 for the Company’s quarterly financial information.
     The total unamortized stock-based compensation was less than $0.1 million at December 31, 2006.
     In addition to the restatements for stock-based compensation, we recorded a pre-tax adjustment for $1.0 million to record a legal settlement expense that was recorded in the first quarter of 2006, which should have been recorded in the fourth quarter of 2005. The tax effect of this adjustment was $0.4 million.
     The following table summarizes the effect of the restatement adjustments on beginning retained earnings as of January 1, 2004, and net earnings for the years ended December 31, 2005 and 2004 (in thousands):

	Net Earnings		Retained Earnings
	December 31,		January 1,
	2005	2004	2004
As previously reported	$54,695	$80,528	$150,351

Adjustments:
Stock option compensation expense	(92)	(290)	(47,017)
Other miscellaneous accounting adjustments	(1,000)	—	—
Income tax benefit	408	219	16,300

Total adjustments	(684)	(71)	(30,717)

As restated	$54,011	$80,457	$119,634

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The tables below present the decrease (increase) in net earnings resulting from the individual restatement adjustments for each respective period presented and are explained in further detail following the table (in thousands):

	Six Months
	Ended	Year Ended
	June 30, 2006	2005	2004	2003	2002	2001	2000
	(unaudited)			(unaudited)	(unaudited)	(unaudited)	(unaudited)
Stock option compensation from continuing operations:
Discretionary Grants	$—	$42	$196	$3,510	$11,716	$4,190	$5,830
Anniversary Grants	—	—	13	127	929	1,591	1,432
Promotion Grants	—	2	5	24	105	186	111
New Hire Grants	—	7	19	(15)	39	14	48
Program Grants	—	—	1	8	28	89	23

Total stock compensation expense from continuing operations	—	51	234	3,654	12,817	6,070	7,444

Other miscellaneous accounting adjustments:
Adjustment to record legal settlement in appropriate period	(1,000)	1,000	—	—	—	—	—

Total other miscellaneous accounting adjustments	(1,000)	1,000	—	—	—	—	—

Total adjustments to earnings from continuing operations before income taxes	(1,000)	1,051	234	3,654	12,817	6,070	7,444
Income tax (expense) benefit	(390)	392	196	1,579	4,331	2,009	2,620

Total adjustments to earnings from continuing operations	(610)	659	38	2,075	8,486	4,061	4,824

Total stock option compensation expense from discontinued operations	—	41	56	880	4,834	2,951	2,344
Income tax benefit	—	16	23	326	1,652	980	790

Total adjustments to earnings from discontinued operations, net of taxes	—	25	33	554	3,182	1,971	1,554

Total adjustments to net earnings before cumulative effect of change in accounting principle	(610)	684	71	2,629	11,668	6,032	6,378
Total adjustments to cumulative effect of change in accounting principle	—	—	—	—	—	—	—

Total decrease (increase) in net earnings	$(610)	$684	$71	$2,629	$11,668	$6,032	$6,378

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended
	1999	1998	1997	1996	1995	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Stock option compensation from continuing operations:
Discretionary Grants	$1,341	$1,654	$528	$18	$1	$29,026
Anniversary Grants	243	11	—	1	—	4,347
Promotion Grants	97	21	—	—	—	551
New Hire Grants	350	108	31	15	1	617
Program Grants	71	188	69	—	—	477

Total stock compensation expense from continuing operations	2,102	1,982	628	34	2	35,018

Other miscellaneous accounting adjustments:
Adjustment to record legal settlement in appropriate period	—	—	—	—	—	—

Total other miscellaneous accounting adjustments	—	—	—	—	—	—

Total adjustments to earnings from continuing operations before income taxes	2,102	1,982	628	34	2	35,018
Income tax benefit	702	657	210	13	1	12,320

Total adjustments to earnings from continuing operations	1,400	1,325	418	21	1	22,698

Total stock option compensation expense from discontinued operations	704	433	123	13	2	12,381
Income tax benefit	215	162	47	5	1	4,217

Total adjustments to earnings from discontinued operations, net of taxes	489	271	76	8	1	8,164

Total adjustments to net earnings before cumulative effect of change in accounting principle	1,889	1,596	494	29	2	30,862
Total adjustments to cumulative effect of change in accounting principle	—	—	—	—	—	—

Total decrease (increase) in net earnings	$1,889	$1,596	$494	$29	$2	$30,862

Stock Option Compensation —These adjustments are from our determination, based upon the Options Subcommittee’s review and the Company’s analysis, that for accounting purposes, the dates initially used to measure compensation expense for numerous option grants to employees, executive officers and outside non-employee directors during the period could not be relied upon for various categories of option grants including: (i) discretionary grants of various types; (ii) anniversary grants; (iii) promotion grants; (iv) new hire grants; and (v) program grants. The revised measurement dates identified for accounting purposes differed from the originally selected measurement dates due primarily to: (i) insufficient or incomplete approvals; (ii) inadequate or incomplete establishment of the terms of the grants, including the list of individual recipients; and (iii) the use of hindsight to select exercise prices.
     Specifically, for each of the categories of option grants discussed in more detail under “Accounting Considerations” below, we noted the following:
     Stock option grants with insufficient or incomplete approvals. The Company determined that the original recorded grant date could not be relied on because there was correspondence or other evidence that indicated that not all required approvals had been obtained, including for certain grants, Compensation Committee approval. The Company remeasured these option grants with a revised measurement date supported by the required level of approval, as described below, and accounted for these grants as fixed awards under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”).

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Inadequate or incomplete establishment of the terms of the grants. The Company determined that for certain stock option grants, the number of shares and the exercise price were not known with finality at the original measurement date. The Company determined that the original recorded grant date could not be relied on because there was correspondence or other evidence that indicated that the Company had not finalized the number of stock options allocated to each individual recipient and the related exercise price. Based on available supporting documentation, the Company determined the date by which the number of stock options to be awarded to each recipient was finalized and the other terms of the award were established and accounted for these grants as fixed awards under APB No. 25.
     The use of hindsight to select exercise prices. As noted below, the Company followed an informal policy of awarding options to individual employees in recognition of the anniversary of their employment with the Company or in conjunction with employee promotions using hindsight to select the exercise price. In many instances, little or no documentation to support dates selected for option grants could be located by the Company. Further, instances of favorable, retrospective date selection of discretionary grants were identified. Also, as noted below, the investigation noted instances of inadequate documentation, or retrospective date selection, relating to the award of grants to the Company’s top three executive officers, all of which required Compensation Committee approval. Based on available supporting documentation, the Company determined a revised measurement date and accounted for these grants as fixed awards under APB No. 25.
     Income Tax Benefit — The Company recorded a net income tax benefit of approximately $8.1 million in connection with the stock-based compensation related expense during the period from fiscal year 2002 to December 31, 2006, net of estimated limitations under Internal Revenue Code Section 162(m). This tax benefit resulted in an increase of the Company’s deferred tax assets for most U.S. affected stock options prior to the exercise or forfeiture of the related options. With the exception of UK employees exercising options after 2002, the Company recorded no tax benefit or deferred tax asset for affected stock options granted to non-U.S. employees because the Company determined that it could not receive tax benefits for these options. Further, the Company limited the deferred tax assets recorded for affected stock options granted to certain highly paid officers to reflect estimated limitations on tax deductibility under Internal Revenue Code Section 162(m). Upon exercise or forfeiture of the underlying options, the excess or deficiency in deferred tax assets are written-off to paid-in capital in the period of exercise or forfeiture.
Accounting Considerations — Stock-Based Compensation
     We originally accounted for all employee, officer and director stock option grants as fixed grants under APB No. 25, using a measurement date of the recorded grant date. We issued all grants with an exercise price equal to the fair market value of our common stock on the recorded grant date, and therefore originally recorded no stock-based compensation expense.
     As a result of the findings of the Options Subcommittee, and our own further review of our stock option granting practices, we determined that the measurement dates for certain stock option grants differed from the recorded grant dates for such grants. Based on the analysis described below, the Company concluded that it was appropriate to revise the measurement dates for these grants based upon its findings. The Company calculated stock-based compensation expense under APB No. 25 based upon the intrinsic value as of the adjusted measurement dates of stock option awards determined to be “fixed” under APB No. 25 and the vesting provisions of the underlying options. The Company calculated the intrinsic value on the adjusted measurement date as the closing price of its common stock on such date as reported on the NASDAQ National Market, now the NASDAQ Global Select Market, less the exercise price per share of common stock as stated in the underlying stock option agreement, multiplied by the number of shares subject to such stock option award. The Company recognizes these amounts as compensation expense over the vesting period of the underlying options in accordance with the provisions of FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. We also determined that variable accounting treatment was appropriate under APB No. 25 for certain stock option grants for which evidence was obtained that the terms of the options may have been communicated to those recipients and that those terms were subsequently modified (stock option grants cancelled and repriced). When variable accounting is applied to stock option grants, we remeasure, and report in our consolidated statements of earnings, the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Effect of the Restatement Adjustments on our Consolidated Financial Statements
     The following tables present the effect of the financial statement restatement adjustments on the Company’s previously reported consolidated statements of earnings for the years ended December 31, 2005 and 2004 (in thousands, except per share data):

	Year Ended December 31, 2005
		Discontinued
	As Reported	Operations(C)	Adjustments		As Restated
Net sales	$3,261,150	$(77,443)	$—		$3,183,707
Costs of goods sold	2,869,239	(60,072)	—		2,809,167

Gross profit	391,911	(17,371)			374,540
Operating expenses:
Selling and administrative expenses	289,250	(5,619)	1,051	(A)(B)	284,682
Severance and restructuring expenses	12,967	(1,005)	—		11,962
Reductions in liabilities assumed in a previous acquisition	(664)	—	—		(664)

Earnings from operations	90,358	(10,747)	(1,051)		78,560
Non-operating (income) expense:
Interest income	(3,394)	—	—		(3,394)
Interest expense	1,914	—	—		1,914
Net foreign currency exchange loss	72	—	—		72
Other expense, net	781	1	—		782

Earnings from continuing operations before income taxes	90,985	(10,748)	(1,051)		79,186
Income tax expense	35,641	(4,106)	(392)		31,143

Net earnings from continuing operations	55,344	(6,642)	(659)		48,043
Net earnings from discontinued operation	—	6,642	(25	)(A)	6,617

Net earnings before cumulative effect of change in accounting principle	55,344	—	(684)		54,660
Cumulative effect of change in accounting principle	(649)	—	—		(649)

Net earnings	$54,695	$—	$(684)		$54,011

Net earnings per share — Basic:
Net earnings from continuing operations	$1.14	$(0.14)	$(0.01)		$0.99
Net earnings from discontinued operation	—	0.14	(0.01)		0.13
Cumulative effect of change in accounting principle	(0.01)	—	—		(0.01)

Net earnings per share	$1.13	$—	$(0.02)		$1.11

Net earnings per share — Diluted:
Net earnings from continuing operations	$1.13	$(0.14)	$(0.01)		$0.98
Net earnings from discontinued operation	—	0.14	(0.01)		0.13
Cumulative effect of change in accounting principle	(0.01)	—	—		(0.01)

Net earnings per share	$1.12	$—	$(0.02)		$1.10

Shares used in per share calculations:
Basic	48,553	—	—		48,553

Diluted	49,042	—	15		49,057

(A)	Adjustment for stock-based compensation expense pursuant to APB No. 25 and the associated income tax benefit.

(B)	Adjustment for a legal settlement expense that was recorded in the first quarter of 2006, which should have been recorded in the fourth quarter of 2005.
(C)	Adjustment to reclassify the operations of Direct Alliance to discontinued operations as described in Note 11.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Year Ended December 31, 2004
Discontinued
As Reported	Operations(B)	Adjustments	As Restated
Net sales	$3,082,725	$(74,121)	$—	$3,008,604
Costs of goods sold	2,712,294	(54,888)	—	2,657,406

Gross profit	370,431	(19,233)	351,198
Operating expenses:
Selling and administrative expenses	285,742	(5,686)	234	(A)	280,290
Severance and restructuring expenses	2,435	—	—	2,435
Reductions in liabilities assumed in a previous acquisition	(3,617)	—	—	(3,617)

Earnings from operations	85,871	(13,547)	(234)	72,090
Non-operating (income) expense:
Interest income	(1,849)	—	—	(1,849)
Interest expense	2,011	—	—	2,011
Net foreign currency exchange loss	262	—	—	262
Other expense, net	631	559	—	1,190

Earnings from continuing operations before income taxes	84,816	(14,106)	(234)	70,476
Income tax expense	24,729	(4,916)	(196)	19,617

Net earnings from continuing operations	60,087	(9,190)	(38)	50,859
Net earnings from discontinued operation	20,441	9,190	(33)	29,598

Net earnings	$80,528	$—	$(71)	$80,457

Net earnings per share — Basic:
Net earnings from continuing operations	$1.24	$0.19	$—	$1.05
Net earnings from discontinued operation	0.42	(0.19)	—	0.61

Net earnings per share	$1.66	$—	$—	$1.66

Net earnings per share — Diluted:
Net earnings from continuing operations	$1.22	$0.19	$—	$1.03
Net earnings from discontinued operation	0.42	(0.19)	—	0.60

Net earnings per share	$1.64	$—	$—	$1.63

Shares used in per share calculations:
Basic	48,389	—	—	48,389

Diluted	49,231	—	(11)	49,220

(A)	Adjustment for stock-based compensation expense pursuant to APB No. 25 and the associated income tax benefit.

(B)	Adjustment to reclassify the operations of Direct Alliance to discontinued operations as described in Note 11.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The following table presents the effect of the restatement adjustments on the Company’s previously reported consolidated balance sheet as of December 31, 2005 (in thousands):

	December 31, 2005
	As Reported	Adjustments		As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$35,145	$—		$35,145
Accounts receivable, net	480,458	—		480,458
Inventories	121,223	—		121,223
Inventories not available for sale	35,528	—		35,528
Deferred income taxes	22,535	—		22,535
Other current assets	7,089	—		7,089

Total current assets	701,978	—		701,978

Property and equipment	133,017	—		133,017
Goodwill	87,124	—		87,124
Other assets	221	—		221

Total assets	$922,340	$—		$922,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$183,501	$—		$183,501
Accrued expenses and other current liabilities	54,926	30	(A)
		1,000	(B)	55,956
Deferred revenue	24,747	—		24,747
Short-term financing facility	45,000	—		45,000
Line of credit	21,309	—		21,309
Inventories financing facility	4,281	—		4,281

Total current liabilities	333,764	1,030		334,794

Long-term deferred income taxes	20,290	(4,919	)(A)	15,371
Other long-term liabilities	2,262	—		2,262

Total liabilities	356,316	(3,889)		352,427

Stockholders’ equity:
Preferred stock	—	—		—
Common stock	477	—		477
Additional paid in capital	299,043	35,361	(A)	334,404
Retained earnings	252,318	(31,472	) (A)	220,846
Accumulated other comprehensive income- foreign currency translation adjustment	14,186	—		14,186

Total stockholders’ equity	566,024	3,889		569,913

Total liabilities and stockholders’ equity	$922,340	$—		$922,340

(A)	Adjustment for stock-based compensation expense pursuant to APB No. 25 and the associated income tax benefit.

(B)	Adjustment for a legal settlement expense that was recorded in the first quarter of 2006, which should have been recorded in the fourth quarter of 2005.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The following table presents the effect of the restatement adjustments on the Company’s previously reported cash flow amounts for the years ended December 31, 2005 and 2004 (in thousands):

	Year Ended December 31, 2005
		Discontinued
	As Reported	Operations(C)	Adjustments		As Restated
Cash flows from operating activities
Net earnings from continuing operations	$55,344	$(6,642)	$(659	) (A)	$48,043
Plus: net earnings from discontinued operation	—	6,642	(25	) (A)	6,617
Cumulative effect of change in accounting principle	(649)	—	—		(649)

Net earnings	54,695	—	(684)		54,011

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18,204	(3,582)	—		14,622
Provisions for losses on accounts receivable	5,292	250	—		5,542
Write-downs of inventories	7,625	—	—		7,625
Non-cash stock-based compensation expense	766	—	51	(A)	817
Deferred income taxes	4,537	—	(28	)(A)	4,509
Tax benefits from employee gains on stock- based compensation	2,638	—	—		2,638
Cumulative effect of change in accounting principle, net	649	—	—		649

Change in assets and liabilities:
Increase in accounts receivable	(42,928)	3,554	—		(39,374)
Increase in inventories	(27,583)	—	—		(27,583)
Decrease in other current assets	6,879	(199)	—		6,680
Increase in other assets	(1,802)	—	—		(1,802)
Decrease in accounts payable	(9,308)	2,870	—		(6,438)
Decrease in inventories financing facility	(13,256)	—	—		(13,256)
Increase in deferred revenue	8,555	(77)	—		8,478
Decrease in accrued expenses and other current liabilities	(2,237)	230	636	(A)(B)	(1,371)

Net cash provided by operating activities	12,726	3,046	(25)		15,747

Cash flows from investing activities
Cash receipt of underwriter receivable	26,540	—	—		26,540
Purchases of property and equipment	(38,809)	3,782	—		(35,027)

Net cash used in investing activities	(12,269)	3,782	—		(8,487)

Cash flows from financing activities
Repayments on short-term financing facility	(55,000)	—	—		(55,000)
Borrowings on short-term financing facility	75,000	—	—		75,000
Net borrowings on line of credit	21,309	—	—		21,309
Repayment of long-term liabilities	(155)	155	—		—
Repurchase of common stock	(49,998)	—	—		(49,998)
Proceeds from sales of common stock under employee stock plans	10,784	—	—		10,784

Net cash provided by financing activities	1,940	155	—		2,095

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2005
		Discontinued
	As Reported	Operations(C)	Adjustments		As Restated
Cash flows from discontinued operation
Net cash used in operating activities	—	(3,045)	25	(A)	(3,020)
Net cash used in investing activities	—	(3,783)	—		(3,783)
Net cash used in financing activities	—	(155)	—		(155)

Net cash used in discontinued operation	—	(6,983)	—		(6,958)

Foreign currency exchange effect on cash flow	(5,695)	—	—		(5,695)

Decrease in cash and cash equivalents	(3,298)	—	—		(3,298)
Cash and cash equivalents at the beginning of the year	38,443	—	—		38,443

Cash and cash equivalents at the end of the year	$35,145	$—	$—		$35,145

	Year Ended December 31, 2004
		Discontinued
	As Reported	Operations (C)	Adjustments		As Restated
Cash flows from operating activities
Net earnings from continuing operations	$60,087	$(9,190)	$(38	)(A)	$50,859
Plus: net earnings from discontinued operation	20,441	9,190	(33	)(A)	29,598

Net earnings	80,528	—	(71)		80,457

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	20,357	(3,617)	—		16,740
Provisions for losses on accounts receivable	5,606	(87)	—		5,519
Write-downs of inventories	7,070	—	—		7,070
Non-cash stock-based compensation expense	62	—	234	(A)	296
Deferred income taxes	(2,390)	—	(225	)(A)	(2,615)
Tax benefits from employee gains on stock- based compensation	7,093	—	—		7,093
Gain on sale of building	(328)	—	—		(328)
Gain on sale of discontinued operation	(23,725)	—	—		(23,725)
Equity in loss of investee	400	—	—		400

Change in assets and liabilities:
Increase in accounts receivable	(65,666)	10,663	—		(55,003)
Increase in receivable from equity method investee	(3,098)	—	—		(3,098)
Increase in inventories	(32,842)	3	—		(32,839)
Increase in other current assets	(668)	29	—		(639)
Increase in other assets	(496)	—	—		(496)
Increase in accounts payable	1,813	(1,374)	—		439
Increase in inventories financing facility	11,957	—	—		11,957
Increase in deferred revenue	2,486	33	—		2,519
Increase in accrued expenses and other current liabilities	5,150	(131)	29	(A)	5,048

Net cash provided by operating activities	13,309	5,519	(33)		18,795

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2004
		Discontinued
	As Reported	Operations(C)	Adjustments		As Restated
Cash flows from investing activities
Purchases of property and equipment	(20,705)	3,804	—		(16,901)
Proceeds from sale of discontinued operation, net of direct expenses	18,629	—	—		18,629
Proceeds from sale of building	1,378	—	—		1,378
Investment in equity method investee	(400)	—	—		(400)

Net cash (used in) provided by investing activities	(1,098)	3,804	—		2,706

Cash flows from financing activities
Repayments on short-term financing facility	(125,000)	—	—		(125,000)
Borrowings on short-term financing facility	95,000	—	—		95,000
Net repayments on line of credit	(10,004)	—	—		(10,004)
Borrowings on long term liabilities	155	(155)	—		—
Proceeds from sales of common stock under employee stock plans	27,645	—	—		27,645

Net cash used in financing activities	(12,204)	(155)	—		(12,359)

Cash flows from discontinued operation
Net cash used in operating activities	—	(5,519)	33	(A)	(5,486)
Net cash used in investing activities	—	(3,804)	—		(3,804)
Net cash used in financing activities	—	155	—		155

Net cash used in discontinued operation	—	(9,168)	33		(9,135)

Foreign currency exchange effect on cash flow	(3,461)	—	—		(3,461)

Decrease in cash and cash equivalents	(3,454)	—	—		(3,454)
Cash and cash equivalents at the beginning of the year	41,897	—	—		41,897

Cash and cash equivalents at the end of the year	$38,443	$—	$—		$38,443

(A)	Adjustment for stock-based compensation expense pursuant to APB No. 25 and the associated income tax benefit.

(B)	Adjustment for a legal settlement expense that was recorded in the first quarter of 2006, which should have been recorded in the fourth quarter of 2005.

(C)	Adjustments to remove cash flows related to Direct Alliance. See further information in Note 19.
Related Proceedings
     In October 2006, we received a letter of informal inquiry from the SEC requesting certain documents relating to our stock option grants and practices. We cannot predict the outcome of this investigation.
(3) Stock Based Compensation
     On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”), which requires stock-based compensation to be measured based on the fair value of the award on the date of grant and the corresponding expense to be recognized over the period during which an employee is required to provide service in exchange for the award. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payments” (“SAB No. 107”), relating to SFAS No. 123R. We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123R. Prior to January 1, 2006, we issued stock options and restricted stock shares. For 2006, we have elected to issue service-based and performance-based restricted stock units (“RSUs”) instead of stock options and restricted stock shares.
     We adopted SFAS No. 123R using the modified prospective transition method. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date on which we adopted SFAS No. 123R, and compensation expense must be recognized for any unvested stock option awards outstanding based upon the fair value used in determining our pro forma disclosures under FASB Statement No. 123, “Accounting for Stock-Based Compensation”

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(“SFAS No. 123”). We have not restated prior periods for the adoption of SFAS No. 123R. We have recorded stock-based compensation expense in prior periods related to the amortization of the fair value of restricted stock awards over their respective vesting period. Stock-based compensation expense is classified in the same line item of the consolidated statements of earnings as other payroll-related expenses for the specific employee.
     Reported and pro forma net earnings and earnings per share for the years ended December 31, 2005 and 2004 were as follows (in thousands, except per share data):

	Years Ended December 31,
	2005	2004
	As Restated (1)	As Restated (1)
Net earnings, as reported	$54,011	$80,457
Deduct: Stock-based compensation expense determined under fair value method for all awards, net of tax	(9,261)	(8,516)
Add: Stock-based compensation expense included in net earnings, net of tax	517	109

Pro forma net earnings	$45,267	$72,050

Basic earnings per share:
As reported	$1.11	$1.66

Pro forma	$0.93	$1.49

Diluted earnings per share:
As reported	$1.10	$1.63

Pro forma	$0.92	$1.46

(1)   See Note 2 “Restatement of Consolidated Financial Statements.”
     The restated stock-based compensation expense included in net earnings, net of tax, was $2,629,000, $11,668,000, $6,032,000, $6,378,000, $1,889,000, $1,596,000, $494,000, $29,000 and $2,000 for the years ended December 31, 2003, 2002, 2001, 2000, 1999, 1998, 1997, 1996 and 1995, respectively.
     We recorded the following pre-tax amounts for stock-based compensation, by operating segment, in our consolidated financial statements (in thousands):

	Years Ended December 31,
	2006	2005	2004
		As Restated (1)	As Restated (1)
North America*	$11,559	$778	$240

EMEA*	$1,143	$19	$55

APAC*	$12	$—	$—

Total Continuing Operations	$12,714	$797	$295

Discontinued Operations	$978	$61	$57

(1)   See Note 2 “Restatement of Consolidated Financial Statements.”
*     - Recorded in selling and administrative expenses.
     We have various long-term incentive plans, including equity-based plans in Insight Enterprises, Inc. The purpose of the plans is to benefit and advance stockholders’ interests by rewarding officers, directors and certain teammates (employees are referred to within the Company and this document as teammates) for their contributions to our success, thereby motivating them to continue to make such contributions in the future. The plans permit grants of incentive stock options, nonqualified stock options, restricted stock shares and RSUs. The stock options, restricted stock shares and RSUs generally vest over a one to five year period from the

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
date of grant and the stock options expire five to ten years after the date of grant. Unexercised options generally terminate seven business or ninety calendar days, depending on grant terms, after an individual ceases to be an employee. Unvested restricted stock shares and RSUs terminate immediately after an individual ceases to be an employee.
Company Plans
     In October 1997, the stockholders approved the establishment of the 1998 Long-Term Incentive Plan (the “1998 LTIP”) for our officers, teammates, directors, consultants and independent contractors. The 1998 LTIP authorizes grants of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted common stock and performance-based awards. In 2000, the stockholders approved an amendment to the 1998 LTIP increasing the number of shares eligible for awards to 6,000,000 and allowing our Board of Directors to reserve (which they have done) additional shares such that the number of shares of common stock available for grant under the 1998 LTIP and any of our other option plans, plus the number of options to acquire shares of common stock granted but not yet exercised, or in the case of restricted stock, granted but not yet vested, under the 1998 LTIP and any of our other option plans, shall not exceed 20% of the outstanding shares of our common stock at the time of calculation of the additional shares. This plan has no set expiration date, but the Nasdaq Marketplace Rules will require us to obtain new stockholder approval by 2010 if we desire to continue granting awards under this plan after 2010. We currently plan to seek shareholder approval of a new 2007 Long Term Incentive Plan at our next Annual Meeting. As of December 31, 2006, there were 3,729,617 total shares of common stock available to grant for awards under the 1998 LTIP and 1999 Broad Based Employee Stock Option Plan (the “1999 Broad Based Plan”). For further information on the 1999 Broad Based Plan, see below.
     In September 1998, we established the 1998 Employee Restricted Stock Plan (the “1998 Employee RSP”) for our teammates. The total number of restricted common stock shares available for grant under the 1998 Employee RSP was 562,500 and as of December 31, 2006, 434,417 shares of restricted common stock were available for grant. There were no grants of restricted common stock under this plan during the years ended December 31, 2006 and 2005.
     In December 1998, we established the 1998 Officer Restricted Stock Plan (the “1998 Officer RSP”) for our officers. The total number of restricted common stock shares available for grant under the 1998 Officer RSP was 56,250, and, as of December 31, 2006, 490 shares of restricted common stock were available for grant. There were no grants of restricted common stock under this plan during the years ended December 31, 2006 and 2005.
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
     The 1998 LTIP, 1998 Employee RSP, 1998 Officer RSP and 1999 Broad Based Plan are administered by the Compensation Committee of the Board of Directors. Except as provided below, the Compensation Committee has the exclusive authority to administer the plans, including the power to determine eligibility, the types of awards to be granted, the price and the timing of awards. Through some combination of a delegation of authority from the Compensation Committee of the Board of Directors and the express terms of the applicable plan, our Chief Executive Officer, was delegated the authority to grant awards to individuals other than individuals who are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Accounting for Stock Options Prior to SFAS No. 123R Implementation
     Prior to our adoption of SFAS No. 123R, we applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations to account for our fixed-plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. See Note 2 “Restatement of Consolidated Financial Statements.”
     SFAS No. 123 established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. Pro forma expense was presented in our disclosures using the accelerated vesting methodology of FASB Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” To determine the pro forma expense, we valued our stock options using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model. Our determination of fair value of stock options on the date of grant using an option-pricing model was affected by our stock price, as well as assumptions regarding a number of subjective variables. These variables include:
•	assumptions related to the expected life of the options, which were based on evaluations of historical and expected future employee exercise behavior;

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
•	the risk-free interest rate, which was based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date; and

•	the historical price volatility of our stock, which was used as the basis for the expected volatility assumption.
     The assumptions used in the Black-Scholes option pricing model to value options granted during the years ended December 31, 2005 and 2004 were:

				Expected Lives
	Dividend Yield	Expected Volatility	Risk-Free Interest Rate	(in years)
Quarters Ended:
March 31, 2005	0%	71%	4.0%	2.8
June 30, 2005	0%	69%	3.7%	2.7
September 30, 2005	0%	52%	4.1%	2.7
December 31, 2005	0%	43%	4.3%	2.7

Quarters Ended:
March 31, 2004	0%	75%	1.8%	2.9
June 30, 2004	0%	74%	3.2%	3.0
September 30, 2004	0%	73%	2.8%	2.3
December 31, 2004	0%	72%	3.2%	2.6
     For the periods prior to January 1, 2006, we accounted for forfeitures as they occurred.
Accounting for Stock Options After SFAS No. 123R Implementation
     There were no options granted during the year ended December 31, 2006, and we do not currently plan to grant any. The current period expense for all unvested options granted prior to January 1, 2006, net of estimated forfeitures, has been recognized in our consolidated statement of earnings for the year ended December 31, 2006. Forfeitures were estimated and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     For the year ended December 31, 2006, we recorded in continuing operations stock-based compensation expense related to stock options, net of forfeitures, of $8,145,000. As of December 31, 2006, total compensation cost related to non-vested stock options not yet recognized is $4,096,000, which is expected to be recognized over the next 0.8 years on a weighted-average basis.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The following table summarizes our stock option activity during the year ended December 31, 2006:

				Weighted
				Average
			Aggregate	Remaining
	Number	Weighted Average	Intrinsic Value	Contractual
	Outstanding	Exercise Price	(in-the-money options)	Life (in years)
Outstanding at the beginning of year	7,122,391	$18.82
Granted	—	—
Exercised	(1,092,870)	15.06	$6,040,835

Expired	(381,216)	19.23
Forfeited	(364,842)	20.96

Outstanding at the end of year	5,283,463	19.41	$4,870,536

Exercisable at the end of year	3,813,228	19.52	$4,187,616	2.59

Vested and expected to vest	5,183,699	19.41	$4,826,002	0.21

Weighted average grant date fair value for options granted during 2006	—

Weighted average grant date fair value for options granted during 2005	8.62

Weighted average grant date fair value for options granted during 2004	8.99

     The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $18.87 as of December 31, 2006, which would have been received by the option holders had all option holders exercised options and sold the underlying shares on that date. The aggregate intrinsic value for options exercised during 2005 and 2004 was $7,446,400 and $19,146,000, respectively.
     The following table summarizes the status of outstanding stock options as of December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number of	Remaining	Exercise	Number of	Exercise
Exercise	Options	Contractual	Price Per	Options	Price Per
Prices	Outstanding	Life (in years)	Share	Exercisable	Share
$5.09 – 18.35	1,152,085	2.94	$14.92	971,739	$14.71
18.36 – 19.24	1,058,813	3.19	18.59	509,787	18.64
19.25 – 20.36	1,291,531	2.86	19.87	748,088	19.81
20.44 – 22.67	1,387,343	2.13	21.59	1,189,923	21.65
22.69 – 41.00	393,691	2.27	25.51	393,691	25.51

	5,283,463	2.71	19.41	3,813,228	19.52

Accounting for Restricted Stock
     We have issued shares of restricted common stock and RSUs as incentives to certain officers and teammates and plan to grant RSUs in the future. We recognize compensation expense associated with the issuance of such shares and RSUs over the vesting period for each respective share and RSU. The total compensation expense associated with restricted stock represents the value based upon the number of shares or RSUs awarded multiplied by the closing price on the date of grant. Recipients of restricted stock shares are entitled to receive any dividends declared on our common stock and have voting rights, regardless of whether such shares have vested. Recipients of RSUs do not have voting or dividend rights until the vesting conditions are satisfied and shares are released.
     Starting in 2006, we have elected to issue service-based and performance-based RSUs instead of stock options or restricted stock shares. The number of RSUs ultimately awarded under the performance-based RSUs will vary based on whether we achieve certain financial results. We will record compensation expense each period based on our estimate of the probable number of RSUs that will be issued under the grants of performance-based RSUs. Additionally, the compensation expense will be adjusted for our estimate of forfeitures.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     For the years ended December 31, 2006 and 2005, we recorded in continuing operations stock-based compensation expense, net of forfeitures, related to restricted stock shares and RSUs of $5,293,000 and $745,000, respectively. As of December 31, 2006 total compensation cost related to nonvested restricted stock was $11,622,000, which is expected to be recognized over the next 1.2 years on a weighted-average basis.
     The following table summarizes our restricted stock activity, including restricted stock shares and RSUs, during the year ended December 31, 2006:

		Weighted Average
	Number	Grant Date Fair Value	Fair Value
Nonvested at the beginning of year	130,000	19.77
Granted	867,529	20.69
Vested	(82,873)	20.40	$1,604,270	(a)

Forfeited	(154,125)	20.99

Nonvested at the end of year	760,531	20.50	$14,351,219	(b)

RSUs expected to vest	620,067	20.57	$11,700,664	(b)

(a)	The fair value of vested shares and RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of restricted stock shares and RSUs had all such holders sold their underlying shares on that date. The aggregate intrinsic value for awards and RSUs that vested during 2005 and 2004 was $0 and $0, respectively.

(b)	The aggregate fair value for the nonvested shares and the RSUs expected to vest represents the total pre-tax fair value, based on our closing stock price of $18.87 as of December 31, 2006, which would have been received by holders of restricted stock shares and RSUs had all such holders sold their underlying shares on that date.
Direct Alliance Stock Option Plan
     In May 2000, we established the Direct Alliance Corporation 2000 Long-Term Incentive Plan (the “Direct Alliance Plan”). We did not issue any stock options to acquire shares of common stock of Direct Alliance after 2000. The options that were issued in 2000 were fully vested on May 5, 2005 and were exercised on May 5, 2006. As described in Note 19, Direct Alliance was sold on June 30, 2006, and $2,696,000 was paid to the holders of the 1,997,500 exercised Direct Alliance stock options.
(4) Fair Value of Financial Instruments
     The carrying amounts for cash and cash equivalents are assumed to be the fair value because of the liquidity of these instruments. The carrying amounts for accounts receivable, accounts payable, accrued expenses and other current liabilities approximate fair value because of the short maturity of these instruments. The carrying value on our variable rate long-term debt approximates fair value because these borrowings have variable interest rate terms that approximate market interest rates for similar debt instruments.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(5) Property and Equipment
     Property and equipment consist of the following (in thousands):

	December 31,
	2006	2005
Land	$7,589	$7,591
Leasehold improvements	13,605	8,464
Furniture and fixtures	25,312	29,602
Equipment	36,586	34,128
Buildings	46,973	65,215
Software	86,237	78,415

	216,302	223,415
Accumulated depreciation	(87,046)	(90,398)

Property and equipment, net	$129,256	$133,017

     Depreciation expense, including amounts recorded in discontinued operations, was $21,561,000, $18,204,000, and $20,357,000 for the year ended December 31, 2006, 2005 and 2004, respectively.
     On June 30, 2006, in connection with the sale of a discontinued operation, we entered into a lease agreement where the discontinued operation will lease from us the facilities it used prior to the sale. Accordingly, we have separately presented the land and buildings as “buildings held for lease” on the consolidated balance sheet at December 31, 2006. See Note 19 for further discussion.
Change in Accounting Estimate
     In 2006, we accelerated the depreciation of certain software assets due to our decision to implement a new IT system. We determined that portions of the old IT system would no longer be used after March 31, 2007, which shortened its estimated useful life and increased the depreciation for the year ended December 31, 2006 by approximately $2,880,000.
(6) Goodwill
     The changes in the carrying amount of goodwill for the year ended December 31, 2006 are as follows (in thousands):

	North America	EMEA	APAC	Consolidated
Balance at December 31, 2005	$87,124	$—	$—	$87,124
Software Spectrum acquisition	130,541	60,684	16,196	207,421
Foreign currency translation adjustments	(196)	2,030	402	2,236

Balance at December 31, 2006	$217,469	$62,714	$16,598	$296,781

     Goodwill of $207,421,000 represented the excess of the purchase price over the estimated fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed from the purchase of Software Spectrum on September 7, 2006, as discussed in Note 18. In accordance with current accounting standards, the goodwill is not amortized and will be tested for impairment annually in the fourth quarter of our fiscal year.
     We perform an annual review in the fourth quarter of every year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired. Events or circumstances that could trigger an impairment review include a significant adverse change in legal factors or in the business climate, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, significant declines in our stock price for a sustained period or significant underperformance relative to expected historical or projected future results of operations. The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. In testing for a potential impairment of goodwill, we first compare the estimated fair value of the reporting unit with book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then we are required to compare the carrying amount of the goodwill with its implied fair value. The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as trademarks. If the carrying amount of our goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
amount equal to the excess. The results of the 2006, 2005 and 2004 annual assessments indicated that goodwill was not impaired.
(7) Debt
     At December 31, 2006, our long-term debt consists of the following (in thousands):

December 31,
2006
Term loan	$71,250
Accounts receivable securitization financing facility	168,000

Total	239,250
Less: current portion of term loan	(15,000)

Long-term debt	$224,250

     On September 7, 2006, we entered into a credit agreement with various financial institutions that provides new credit facilities of up to $150,000,000 to finance in part the acquisition of Software Spectrum and for general corporate purposes. The credit facilities are composed of a five-year revolving credit facility in the amount of $75,000,000 and a five-year term loan facility in the amount of $75,000,000. Additionally, we amended our accounts receivable securitization financing facility to increase the maximum funding under the facility from $200,000,000 to $225,000,000 and extend its maturity through September 7, 2009. The $71,250,000 outstanding under the five-year term loan facility is payable in quarterly installments through September 2011. Amounts outstanding under the term loan bear interest at a floating rate equal to the London Interbank Offered Rate (“LIBOR”) plus a spread of 0.625% to 1.375% (6.48% at December 31, 2006). In conjunction with the acquisition, no amounts were borrowed under the revolving credit facility. Deferred financing fees of $1,552,000 were capitalized in conjunction with the amendment to the credit facility to finance the acquisition. Such fees are being amortized to interest expense over the five-year term of the term loan facility using the effective interest method.
     At December 31, 2006, $15,000,000 was outstanding under our $75,000,000 revolving line of credit. Amounts outstanding under the term loan bear interest, at our option, at the prime rate or a floating rate equal to a LIBOR based rate plus a rate advance fee of 0.625% to 1.375% depending on the level of our leverage ratio (6.48% and 8.25% per annum, respectively, at December 31, 2006). In addition, we pay a commitment fee of 0.225% on the unused portion of the line. Because we generally use this line for short-term borrowing needs, our borrowings are generally at the prime rate and amounts outstanding are recorded as current liabilities. The credit facility expires on September 7, 2009. At December 31, 2006, $60,000,000 was available under the line of credit. The revolving line of credit also has a feature which allows us to increase the availability on the line of credit by $37,500,000, upon request. We do not pay any fees on the increased availability under the line until we activate the additional credit.
     We have an agreement to sell receivables periodically to a special purpose accounts receivable and financing entity (the “SPE”), which is exclusively engaged in purchasing receivables from us. The SPE is a wholly-owned, bankruptcy-remote entity that we have included in our consolidated financial statements. The SPE funds its purchases by selling undivided interests in up to $225,000,000 of eligible trade accounts receivable to a multi-seller conduit administered by an independent financial institution. The sales to the conduit do not qualify for sale treatment under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” as we maintain effective control over the receivables that are sold. Accordingly, the receivables remain recorded on our consolidated balance sheets. At December 31, 2006, the SPE owned $397,123,000 of receivables recorded at fair value and included in our consolidated balance sheet, of which $215,307,000 was eligible for funding. The financing facility expires September 7, 2009. Interest is payable monthly, and the interest rate at December 31, 2006 on borrowed funds was 6.00% per annum, including the 0.65% commitment fee on the total $225,000,000 facility. We also pay a 0.25% usage fee on the unused balance. During the years ended December 31, 2006 and 2005, our weighted average interest rate per annum and weighted average borrowings under the facility were 5.7% and $63,948,000 and 3.7% and $23,658,000, respectively. At December 31, 2006, $168,000,000 was outstanding and $47,307,000 was available under the facility.
     Our financing facilities contain various covenants, including the requirement that we comply with leverage and minimum fixed charge ratio requirements. In addition, our credit facilities prohibit the payment of cash dividends without the lenders’ consent and the requirement that we provide annual and quarterly financial information which is reported on by our independent registered public accounting firm to the lenders within a certain time period after the annual or quarterly period ends. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified period of time. Because we were not current with our reporting obligations under the Securities Exchange Act beginning on

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2006 and ending on July 25, 2007, we would have been in violation of our financial reporting covenants had we not obtained agreements from our lenders regarding the delivery of substitute financial information to them. The agreements with our lenders waived our obligation to provide the filed reports and waived any events of default occurring under the facility as a result of our failure to comply with the financial reporting covenants. We intend to provide all late reports and current financial statements to our lenders upon becoming current in our filings.
(8) Leases
     We have several non-cancelable operating leases with third parties, primarily for administrative and distribution center space and computer equipment. Our facilities leases generally provide for periodic rent increases and many contain escalation clauses and renewal options. We recognize rent expense on a straight-line basis over the length of the lease term. Rental expense for these third-party operating leases was $9,491,000, $7,267,000 and $7,950,000 for the years ended December 31, 2006, 2005 and 2004, respectively, and is included in selling and administrative expenses in the consolidated statement of earnings.
     Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2006 are as follows (in thousands):

Years Ending December 31,	Operating Leases
2007	$13,227
2008	12,142
2009	10,254
2010	9,217
2011	5,904
Thereafter	15,316

Total minimum lease payments	$66,060

(9) Restructuring and Acquisition Integration Activities
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
     The following table details the changes in these liabilities during the year ended December 31, 2006 (in thousands):

	North America	EMEA	Consolidated
Acquisition-related costs	$1,249	$9,656	$10,905
Foreign currency translation adjustments	—	367	367
Cash payments	(252)	(495)	(747)

Balance at December 31, 2006	$997	$9,528	$10,525

Severance and Restructuring Costs Expensed in 2006
     During the year ended December 31, 2006, North America and EMEA recorded severance expense of $508,000 and $221,000, respectively, associated with the elimination of Insight positions as part of our Software Spectrum integration plan and expense reduction plans. Of these amounts, cash payments of $508,000 and $221,000 were made in North America and EMEA, respectively.
Severance and Restructuring Costs Expensed in 2005
     During the year ended December 31, 2005, Insight UK moved into a new facility and recorded restructuring costs of $7,458,000, of which $6,447,000 represented the present value of the remaining lease obligations on the previous lease and

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     $1,011,000 represented duplicate rent expense for the new facility for the last half of 2005. Also, during the year ended December 31, 2005, Insight North America and Insight UK recorded employee termination benefits, related mainly to the reduction in headcount of senior management and support staff, of $4,064,000, of which $113,000 was outstanding for North America at December 31, 2005. During the year ended December 31, 2006, adjustments of $237,000 and $1,155,000 were recorded to reflect the accretion of interest for the present value of the remaining lease obligations and fluctuations in the British pound sterling exchange rates, respectively, offset by the release of employee termination benefit accruals in North America of $113,000. Cash payments of $2,051,000 were made during the year ended December 31, 2006, resulting in an accrual balance of $6,468,000 at December 31, 2006. In the accompanying consolidated balance sheet at December 31, 2006, $1,828,000 is expected to be paid in 2007 and is therefore included in accrued expenses and other current liabilities, and $4,640,000 is expected to be paid after 2007 and is therefore included in long-term liabilities.
     The following table details the changes in severance and restructuring liabilities during the year ended December 31, 2006 (in thousands):

	North America	EMEA	Consolidated
Balance at December 31, 2005	$113	$7,127	$7,240
Foreign currency translation and other adjustments	(113)	1,392	1,279
Cash payments	—	(2,051)	(2,051)

Balance at December 31, 2006	$—	$6,468	$6,468

(10) Reductions in Liabilities Assumed in a Previous Acquisition
     During the year ended December 31, 2005, Insight UK settled certain liabilities assumed in a previous acquisition for $664,000 less than the amounts originally recorded. The tax expense recorded during the year ended December 31, 2005 related to this income was $358,000.
(11) Income Taxes
     The following table presents the U.S. and foreign components of earnings from continuing operations before income taxes and the related provision for income tax expense (benefit) (in thousands):
     Earnings from continuing operations before income taxes:

	Years Ended December 31,
	2006	2005	2004
		As	As
		Restated (1)	Restated (1)
U.S.	$71,626	$59,583	$55,877
Foreign	29,981	19,603	14,599

	$101,607	$79,186	$70,476

     Provision for income tax expense (benefit) from continuing operations:

	Years Ended December 31,
	2006	2005	2004
		As	As
		Restated (1)	Restated (1)
Current:
U.S. Federal	$23,846	$19,187	$20,370
U.S. State and local	1,128	1,439	1,890
Foreign	7,809	8,131	(233)

	32,783	28,757	22,027

Deferred:
U.S. Federal	(284)	3,156	29
U.S. State and local	797	583	(90)
Foreign	2,603	(1,353)	(2,349)

	3,116	2,386	(2,410)

	$35,899	$31,143	$19,617

(1)   See Note 2 “Restatement of Consolidated Financial Statements.”

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Income tax expense (benefit) relating to a discontinued operation is as follows:

	Years Ended December 31,
	2006	2005	2004
		As	As
		Restated (1)	Restated (1)
U.S.	$7,153	$4,090	$10,326
Foreign	—	—	1,320

	$7,153	$4,090	$11,646

(1)   See Note 2 “Restatement of Consolidated Financial Statements.”
     The following schedule reconciles the differences between the U.S. federal income taxes at the U.S. statutory rate to our provision (benefit) for income taxes (dollars in thousands):

	Years Ended December 31,
	2006	2005	2004
		As	As
		Restated (1)	Restated (1)
Expected benefit at U.S. Statutory rate of 35%	$35,562	$27,715	$24,667
Change resulting from:
State income taxes, net of federal income tax benefit	2,786	2,019	1,792
Audits and adjustments, net	(2,519)	1,411	—
Change in valuation allowance	(134)	173	(7,488)
Foreign income taxed at different rates	(996)	(222)	(386)
Non-deductible/ (deductible) goodwill impairment related charges	—	—	(160)
Other, net	1,200	47	1,192

Provision for income tax expense	$35,899	$31,143	$19,617

Effective tax rate	35.3%	39.3%	27.7%

(1)   See Note 2 “Restatement of Consolidated Financial Statements.”
     For foreign entities not treated as branches for U.S. tax purposes, we do not provide for U.S. income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. The undistributed earnings of foreign subsidiaries that are deemed to be permanently invested outside of the U.S. were $3,477,000 at December 31, 2006. It is not practicable to determine the unrecognized deferred tax liability on those earnings.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2006	2005
		As
		Restated (1)
Deferred tax assets:
Miscellaneous accruals	$10,968	$10,256
Net operating loss carryforwards	16,967	7,334
Depreciation allowance carryforwards	317	2,654
Allowance for doubtful accounts and returns	5,405	5,099
Write-downs of inventories	2,640	4,472
Depreciation and amortization	169	2,212
Accrued vacation and other payroll liabilities	1,634	1,910
Foreign tax credit carryforwards	4,494	1,284
Capital loss carryforward	—	401
Intangible assets	350	386
Deferred tax asset relating to stock compensation	7,433	4,915
Other, net	3,220	407

Gross deferred tax assets	53,597	41,330
Valuation allowance	(19,830)	(8,251)

Total deferred tax assets	33,767	33,079

Deferred tax liabilities:
Depreciation and amortization	(37,153)	(22,853)
Prepaid expenses	(434)	(271)
Other, net	—	(2,791)

Total deferred tax liabilities	(37,587)	(25,915)

Net deferred tax (liability) asset	$(3,820)	$7,164

     The net current and non-current portions of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2006	2005
		As
		Restated (1)
Net current deferred tax asset	$15,583	$22,535
Net non-current deferred tax liability	(19,403)	(15,371)

Net deferred tax (liability) asset	$(3,820)	$7,164

(1) See Note 2 “Restatement of Consolidated Financial Statements.”
     As of December 31, 2006 we have U.S. state net operating loss carryforwards (“NOLs”) of $384,000 that begin to expire in 2008 and will fully expire in 2026. We also have NOLs from various non-U.S. jurisdictions of $55,351,000. While the majority of the non-U.S. NOLs have no expiration date, $970,000 will begin to expire in 2011 and will fully expire in 2016. In addition, we have a foreign tax credit carryforward of $4,494,000 that begins to expire in 2015 and will fully expire in 2016.
     On the basis of currently available information, we have provided valuation allowances for certain of our deferred tax assets where we believe it is likely that the related tax benefits will not be realized. At December 31, 2006, our valuation allowances totaled $19,830,000, representing all of our U.S. state NOLs, a portion of our non-U.S. NOLs, depreciation allowances, and a U.S. deferred tax asset related to Software Spectrum foreign branches. In the future, if we determine that additional realization of these deferred tax assets is more likely than not, the reversal of the related valuation allowance will reduce income tax expense by $9,889,000 and will reduce goodwill related to the Software Spectrum acquisition by $9,941,000. At December 31, 2005, our valuation allowances totaled $8,251,000, representing all of our non-U.S. NOLs, depreciation allowances, and all of our U.S. capital loss carryforwards.
     We believe it is more likely than not that forecasted income, including income that may be generated as a result of prudent and feasible tax planning strategies, together with the tax effects of deferred tax liabilities, will be sufficient to fully recover our remaining deferred tax assets.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The following table summarizes the change in the valuation allowance (in thousands):

	December 31,
	2006	2005
Valuation allowance at beginning of year	$8,251	$9,084
Debited (credited) to income tax expense	222	173
Valuation allowances on opening balance sheet of Software Spectrum	9,941	—
Foreign currency translation adjustments	1,416	(1,006)

Valuation allowance at end of year	$19,830	$8,251

     Tax benefits of $3,596,000, $2,540,000 and $7,100,000 in the years ended December 31, 2006, 2005 and 2004, respectively, related to the exercise of employee stock options and other employee stock programs were applied to stockholders’ equity.
     Various taxing jurisdictions are examining our tax returns for various tax years. Although the outcome of tax audits cannot be predicted with certainty, management believes the ultimate resolution of these examinations will not result in a material adverse effect to the Company’s financial position or results of operations.
(12) Benefit Plans
     We have adopted a defined contribution benefit plan (the “Defined Contribution Plan”) which complies with section 401(k) of the Internal Revenue Code. We currently match 25% of the employees’ pre-tax contributions up to a maximum of 6% of eligible compensation per pay period. During the year, the termination of all Direct Alliance participants constituted a partial plan termination in which all Direct Alliance participants were fully vested in all company match amounts. The acquisition of Software Spectrum resulted in approximately 800 new employees that are eligible for the Defined Contribution Plan. Contribution expense under this plan, including amounts recorded in discontinued operations, was $2,230,000, $1,467,000 and $1,459,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
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
(14) Commitments and Contingencies
Contractual
     We have entered into a sponsorship agreement through 2013 with the Valley of the Sun Bowl Foundation, d/b/a Insight Bowl, which is the not-for-profit entity that conducts the Insight Bowl post-season intercollegiate football game. We have committed to pay an aggregate amount of approximately $9,650,000 over the next eight years for sponsorship arrangements, ticket purchases and miscellaneous expenses.
     We have committed to pay the Arizona Cardinals an aggregate of approximately $9,900,000 over the next ten years for advertising and marketing events at the University of Phoenix stadium, the home of the Arizona Cardinals.
     We have entered into a transition services agreement with Level 3 Communications, Inc. (“Level 3”) related to our acquisition of Software Spectrum. We have committed to pay an aggregate amount of approximately $1,000,000 during 2007 as part of the physical separation of Software Spectrum’s IT environment from Level 3.
     In July 2007 we signed a Statement of Work with Wipro Limited to assist us in integrating our hardware, services and software distribution operations in US, Canada, EMEA and APAC on mySAP. We have committed to pay Wipro an

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
aggregate amount of approximately $17,350,000 against milestones in 2007 through 2009 as set forth in the Statement of Work.
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
     On May 2, 2007, we announced the retirement of Stanley Laybourne, the Company’s chief financial officer, secretary and treasurer and a member of our Board of Directors. In connection with his retirement, we have agreed to provide him payments and benefits consistent with those required for termination without cause under his existing employment agreement, which has been previously filed with the SEC. Accordingly, we expect to pay him a lump sum severance payment equal to two times his base salary plus two times his 2006 bonus. The total severance amount related to this retirement is estimated to be approximately $2,842,000, including non-cash stock-based compensation expense for a ninety day extension of the post termination exercise period for stock options, substantially all of which will be recorded in our financial statements in the second quarter of 2007.
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
Indemnifications
     In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify either our client or a third-party service provider in the arrangement from any losses incurred relating to services performed on our behalf or for losses arising from certain defined events, which may include litigation or claims relating to past performance. These arrangements include, but are not limited to, our indemnification of our officers and directors to the maximum extent under the laws of the State of Delaware, the indemnification of our lessors for certain claims arising from our use of leased facilities, and the indemnification of the lenders that provide our credit facilities for certain claims arising from their extension of credit to us. Such indemnification obligations may not be subject to maximum loss clauses. Management believes that payments, if any, related to these indemnifications are not probable at December 31, 2006 and, if incurred, would be immaterial. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.
     In connection with our sale of Direct Alliance in June 2006, the sale agreement contains certain indemnification provisions pursuant to which we are required to indemnify the buyer for a limited period of time for liabilities, losses or expenses arising out of breaches of covenants and certain breaches of representations and warranties relating to the condition of the business prior to and at the time of sale. Management believes that payments related to these indemnifications, if any, are not probable at December 31, 2006 and, if incurred, would be immaterial.
     In connection with our sale of PC Wholesale in March 2007, the sale agreement contains certain indemnification provisions pursuant to which we are required to indemnify the buyer for a limited period of time for liabilities, losses or expenses arising out of breaches of covenants and certain breaches of representations and warranties relating to the condition of the business prior to and at the time of sale. Management believes that payments related to these indemnifications, if any, are not probable at March 31, 2007 and, if incurred, would not have a material adverse effect on our results of operations.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
(15) Supplemental Financial Information
     A summary of additions and deductions related to the allowances for doubtful accounts receivable and allowances for sales returns for the years ended December 31, 2006, 2005 and 2004 follows (in thousands):

	Balance at
	Beginning of				Balance at
	Period	Additions		Deductions	End of Period
Allowances for doubtful accounts receivable:
Year ended December 31, 2006	$15,892	$10,238	*	$(2,919)	$23,211

Year ended December 31, 2005	$15,472	$5,291		$(4,871)	$15,892

Year ended December 31, 2004	$20,175	$5,606		$(10,309)	$15,472

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Balance at
	Beginning of			Balance at
	Period	Additions	Deductions	End of Period
Allowance for sales returns:
Year ended December 31, 2006	$312	$95	$(175)	$232

Year ended December 31, 2005	$434	$112	$(234)	$312

Year ended December 31, 2004	$543	$117	$(226)	$434

*	Includes $7,206,000 resulting from Software Spectrum acquisition.
(16) Segment and Geographic Information
     Beginning in the fourth quarter of 2006, we operate in three geographic operating segments: North America; EMEA; and APAC. To the extent applicable, prior period information disclosed in this report by operating segment has been revised to conform to the current period presentation. Currently, our offerings in North America and the United Kingdom include brand-name IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC currently only include software and select software-related services.
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
     All intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments and on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the year ended December 31, 2006.
     A portion of our operating segments’ selling and administrative expenses arise from shared services and infrastructure that we have historically provided to them in order to realize economies of scale and to efficiently use resources. These expenses, collectively identified as corporate charges, include senior management expenses, legal, tax, insurance services, treasury and other corporate infrastructure expenses. Charges are allocated to our operating segments, and the allocations have been determined on a basis that we considered to be a reasonable reflection of the utilization of services provided to or benefits received by the operating segments. Corporate charges of $306,000, $694,000 and $646,000 for the years ended December 31, 2006, 2005 and 2004, respectively, previously allocated to our discontinued operation, Direct Alliance, have been reallocated to our North America segment.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The tables below present information about our reportable operating segments as of and for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Year Ended December 31, 2006
	North
	America	EMEA	APAC	Consolidated
Net sales	$3,076,826	$710,294	$29,965	$3,817,085
Costs of goods sold	2,697,848	615,110	25,064	3,338,022

Gross profit	378,978	95,184	4,901	479,063
Operating expenses:
Selling and administrative expenses	293,030	77,701	3,792	374,523
Severance and restructuring expenses	508	221	—	729

Earnings from operations	$85,440	$17,262	$1,109	$103,811

Total assets	$2,051,754	$460,359	$39,380	$1,774,151	*

	Year Ended December 31, 2005
	North	As Restated (1)
	America	EMEA	APAC	Consolidated
Net sales	$2,713,468	$470,239	$—	$3,183,707
Costs of goods sold	2,402,343	406,824	—	2,809,167

Gross profit	311,125	63,415	—	374,540
Operating expenses:
Selling and administrative expenses	233,892	50,790	—	284,682
Severance and restructuring expenses	3,650	8,312	—	11,962
Reductions in liabilities assumed in a previous acquisition	—	(664)	—	(664)

Earnings from operations	$73,583	$4,977	$—	$78,560

Total assets- As Restated (1)	$1,114,325	$144,583	$—	$922,340	*

	Year Ended December 31, 2004
	North	As Restated (1)
	America	EMEA	APAC	Consolidated
Net sales	$2,557,402	$451,202	$—	$3,008,604
Costs of goods sold	2,267,798	389,608	—	2,657,406

Gross profit	289,604	61,594	—	351,198
Operating expenses:
Selling and administrative expenses	226,782	53,508	—	280,290
Severance and restructuring expenses	2,058	377	—	2,435
Reductions in liabilities assumed in a previous acquisition	—	(3,617)	—	(3,617)

Earnings from operations	$60,764	$11,326	$—	$72,090

Total assets- As Restated (1)	$895,682	$148,308	$—	$887,641	*

*	Consolidated total assets are shown net of intercompany eliminations and corporate assets of $777,342,000, $336,568,000 and $156,349,000 at December 31, 2006, 2005 and 2004, respectively.

(1)	See Note 2 “Restatement of Consolidated Financial Statements.”

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The following is a summary of our geographic continuing operations (in thousands):

	United
	States	Foreign	Total
2006
Net sales	$2,914,387	$902,698	$3,817,085
Total long-lived assets	$369,833	$177,924	$547,757

2005
Net sales	$2,573,181	$610,526	$3,183,707
Total long-lived assets – As Restated (1)	$180,791	$39,571	$220,362

2004
Net sales	$2,439,869	$568,735	$3,008,604
Total long-lived assets – As Restated (1)	$161,066	$39,052	$200,118

(1)	See Note 2 “Restatement of Consolidated Financial Statements.”
     Foreign net sales and total long-lived assets summarized above for 2006, 2005 and 2004 include net sales and long-lived assets of $525,467,000 and $62,385,000; $470,239,000 and $24,020,000; and $451,202,000 and $23,588,000, respectively, attributed to the United Kingdom. Net sales by geographic area are presented by attributing net sales to external customers based on the domicile of the selling location.
     Although we could be affected by the international economic climate, management does not believe material credit risk concentration existed at December 31, 2006. We monitor our clients’ financial condition and do not require collateral. Historically, we have not experienced significant losses related to accounts receivable from any individual clients or similar groups of clients.
(17) Non-Operating (Income) Expense, Net
     Non-operating (income) expense, net consists primarily of interest income, interest expense and foreign currency exchange (gains) losses. Interest income of $4,355,000, $3,394,000 and $1,849,000 for the years ended December 31, 2006, 2005 and 2004, respectively, was generated through short-term investments. Interest expense of $6,793,000, $1,914,000 and $2,011,000 for the years ended December 31, 2006, 2005 and 2004, respectively, primarily relates to borrowings under our financing facilities. Net foreign currency exchange gain was $1.1 million for the year ended December 31, 2006 compared to net foreign currency exchange losses of $72,000 and $262,000 for the years ended December 31, 2005 and 2004, respectively and consist primarily of net foreign currency transaction gains or losses for intercompany balances that are not considered long-term in nature. Other expense, net, of $901,000, $782,000 and $1,190,000 for the years ended December 31, 2006, 2005 and 2004, respectively, consist primarily of bank fees associated with our financing facilities and cash management and the amortization of deferred financing fees.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(18) Acquisition
     On September 7, 2006, we completed our acquisition of Software Spectrum for a cash purchase price of $287,000,000 plus working capital of $64,380,000, which included cash acquired of $30,285,000.
     The following table summarizes the purchase price and the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Purchase price paid as:
Cash, net of cash acquired		$103,380
Borrowings on lines of credit		248,000
Acquisition costs		4,100

Total purchase price		355,480
Fair value of net assets acquired:
Current assets, net of cash acquired	$284,864
Identifiable intangible assets – see description below.	89,700
Property and equipment	8,265
Other assets	19,825
Current liabilities	(225,086)
Long-term liabilities	(29,509)

Total fair value of net assets acquired		148,059

Excess purchase price over fair value of net assets acquired (“goodwill”)		$207,421

     Under the purchase method of accounting, the purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired was recorded as goodwill. We may accrue additional charges in connection with the integration of Software Spectrum, but the amounts cannot be reasonably estimated at present.
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
     Identified intangible assets acquired in the acquisition of Software Spectrum totaled $89,700,000. Amortization is provided using the straight-line method over the following estimated economic lives of the intangible assets:

Estimated Economic Life
Customer relationships	10 years
Acquired technology related assets	5 years
Non-compete agreements	1 year
Trade name	7 months
     Amortization expense recognized for the period from the acquisition date through December 31, 2006 was $3,811,000. Future amortization expense is as follows (in thousands):

Years Ending December 31,	Amortization Expense
2007	$9,838
2008	9,024
2009	9,024
2010	9,024
2011	8,938
Thereafter	40,041

Total amortization expense	$85,889

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Goodwill of $207,421,000 represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from Software Spectrum. The amount of goodwill that is expected to be tax deductible is $206,986,000. In accordance with current accounting standards, the goodwill is not amortized and will be tested for impairment annually in the fourth quarter of our fiscal year or more frequently if indicators of potential impairment exist.
     We have consolidated the results of operations for Software Spectrum since its acquisition on September 7, 2006. The following table reports pro forma information as if the acquisition of Software Spectrum had been completed at the beginning of the earliest period presented (in thousands, except per share amounts):

		2006	2005	2004
			As Restated (1)	As Restated (1)
Net sales	As reported	$3,817,085	$3,183,707	$3,008,604
	Pro forma	$4,984,318	$4,242,448	$4,406,242

Earnings from continuing operations	As reported	$65,708	$48,043	$50,859
	Pro forma	$58,825	$42,341	$54,085

Net earnings	As reported	$76,818	$54,011	$80,457
	Pro forma	$69,935	$48,269	$83,038

Diluted earnings per share	As reported	$1.58	$1.10	$1.63
	Pro forma	$1.44	$0.98	$1.69

(1)	See Note 2 “Restatement of Consolidated Financial Statements.”
(19) Discontinued Operations
Direct Alliance
     On June 30, 2006, we completed the sale of 100% of the outstanding stock of Direct Alliance for a purchase price of $46,250,000. The purchase price did not include real estate and intercompany receivables, which had an estimated fair value of $49,400,000 (book value of $43,237,000) and were distributed to us immediately prior to closing. In addition to payment of the purchase price, the buyer is obligated to make a one-time bonus payment to us if Direct Alliance achieves certain gross profit levels for the year ended December 31, 2006 (“Earn Out”). Additionally, the buyer is entitled to a claw back of the purchase price of up to $5,000,000 if certain Direct Alliance client contracts are not renewed on terms prescribed in the sale agreement. Also, we paid $2,696,000 to the holders of 1,997,500 exercised Direct Alliance stock options. This amount may be further adjusted for the above described Earn Out and claw back. Adjustments, if any, for the above described Earn Out, claw back and payments to holders of exercised Direct Alliance stock options will also adjust the gain recorded on the sale.
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have reported the results of operations of Direct Alliance as a discontinued operation in the consolidated statements of earnings for all periods presented. We did not allocate interest or general corporate overhead expense to the discontinued operation.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The following amounts for the three years ended December 31, 2006, respectively, represent Direct Alliance’s results of operations. The following amounts have been segregated from continuing operations and reflected as a discontinued operation (in thousands):

	Years Ended December 31,
	2006	2005	2004
		As Restated (1)	As Restated (1)
Net sales	$34,095	$77,443	$74,121
Costs of goods sold	27,138	60,072	54,888

Gross profit	6,957	17,371	19,233
Operating expenses:
Selling and administrative expenses	3,566	5,659	5,756
Severance and restructuring expenses	—	1,005	—

Earnings from discontinued operation	3,391	10,707	13,477
Non-operating income	—	—	560
Gain on sale	14,872	—	—

Earnings from discontinued operation, including gain on sale, before income tax expense income taxes	18,263	10,707	14,037
Income tax expense	7,153	4,090	4,889

Net earnings from discontinued operation, including gain on sale	$11,110	$6,617	$9,148

(1)	See Note 2 “Restatement of Consolidated Financial Statements.”
     On June 30, 2006, in connection with the sale of Direct Alliance, we entered into a lease agreement with Direct Alliance pursuant to which Direct Alliance will lease from us the facilities it used prior to the sale. The initial lease term is for eighteen months starting July 1, 2006. Accordingly, we have separately presented the net book value of the buildings as “buildings held for lease” on the consolidated balance sheet at December 31, 2006. Lease income related to these buildings was $870,000 for the year ended December 31, 2006 and is classified as net sales. Since lease inception, depreciation expense related to the buildings is $368,000 and is classified as costs of goods sold.
PlusNet
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The following amounts for the year ended December 31, 2004 represent PlusNet’s results of operations and have been segregated from continuing operations and reflected as a discontinued operation (in thousands):

Year Ended
December 31, 2004
As Restated (1)
Net sales	$23,161
Costs of goods sold	15,892

Gross profit	7,269
Operating expenses:
Selling and administrative expenses	4,852

Earnings from discontinued operation	2,417
Non-operating income, net	(1,065)
Gain on sale	(23,725)

Earnings from discontinued operation, including gain on sale, before income tax expense	27,207
Income tax expense	6,757

Net earnings from discontinued operation, including gain on sale	$20,450

(1)	See Note 2 “Restatement of Consolidated Financial Statements.”

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(20) Selected Quarterly Financial Information (unaudited)
     As required by Item 302 of Regulation S-K promulgated by the SEC, the following table sets forth selected unaudited consolidated quarterly financial information for our two most recent years. The quarters ended March 31, 2006 and December 31, 2005 have been restated from previously reported information filed in the Company’s Form 10-Q’s and Form 10-K, as a result of the restatement of its financial results discussed in Note 2 “Restatement of Consolidated Financial Statements” (in thousands, except per share data):

	Quarters Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2006	2006	2006	2006	2005	2005	2005	2005
				As	As
				Restated	Restated
				(1)	(1)
Net sales	$1,272,486	$918,592	$837,104	$788,903	$812,074	$823,599	$786,743	$761,291
Costs of goods sold	1,112,279	803,041	732,851	689,851	718,176	728,937	692,162	669,892

Gross profit	160,207	115,551	104,253	99,052	93,898	94,662	94,581	91,399
Operating expenses:
Selling and administrative expenses	126,707	89,553	80,775	77,488	70,361	71,506	72,975	69,840
Severance and restructuring expenses	—	729	—	—	7,520	378	4,064	—
Reductions in liabilities assumed in a previous acquisition	—	—	—	—	—	—	—	(664)

Earnings from operations	33,500	25,269	23,478	21,564	16,017	22,778	17,542	22,223
Non-operating expense (income), net	2,977	(178)	(663)	68	234	(194)	(317)	(349)

Earnings from continuing operations before income taxes	30,523	25,447	24,141	21,496	15,783	22,972	17,859	22,572
Income tax expense	11,529	8,207	8,450	7,713	6,696	8,814	6,898	8,735

Net earnings from continuing operations	18,994	17,240	15,691	13,783	9,087	14,158	10,961	13,837
Net (loss) earnings from discontinued operation	(127)	—	10,196	1,041	1,994	1,224	1,724	1,675

Net earnings before cumulative effect of change in accounting principle	18,867	17,240	25,887	14,824	11,081	15,382	12,685	15,512
Cumulative effect of change in accounting principle, net of taxes	—	—	—	—	(649)	—	—	—

Net earnings	$18,867	$17,240	$25,887	$14,824	$10,432	$15,382	$12,685	$15,512

Net earnings per share — Basic:
Net earnings from continuing operations	$0.39	$0.36	$0.33	$0.29	$0.19	$0. 29	$0. 22	$0.28
Net (loss) earnings from discontinued operation	—	—	0.21	0.02	0.04	0. 03	0. 04	0.03
Cumulative effect of change in accounting principle	—	—	—	—	(0.01)	—	—	—

Net earnings per share	$0.39	$0.36	$0.54	$0.31	$0.22	$0. 32	$0. 26	$0.31

Net earnings per share — Diluted:
Net earnings from continuing operations	$0.38	$0.35	$0.32	$0.29	$0.19	$0.29	$0.22	$0.28
Net (loss) earnings from discontinued operation	—	—	0.21	0.02	0.04	0.02	0.04	0.03
Cumulative effect of change in accounting principle	—	—	—	—	(0.01)	—	—	—

Net earnings per share	$0.38	$0.35	$0.53	$0.31	$0.22	$0.31	$0.26	$0.31

(1)	See Note 2 “Restatement of Consolidated Financial Statements.”

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The following table presents the effect of the financial statement restatement adjustments on the Company’s previously reported consolidated statements of earnings for the three months ended March 31, 2006 and December 31, 2005 (in thousands, except per share data):

	Three Months Ended March 31, 2006				Three Months Ended December 31, 2005
	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated
Net sales	$788,903	$—		$788,903	$812,074	$—		$812,074
Costs of goods sold	689,851	—		689,851	718,176	—		718,176

Gross profit	99,052	—		99,052	93,898	—		93,898
Operating expenses:
Selling and administrative expenses	78,488	(1,000	)(B)		69,310	1,000	(B)
				77,488		51	(A)	70,361
Severance and restructuring expenses	—	—		—	7,520	—		7,520

Earnings from operations	20,564	1,000		21,564	17,068	(1,051)		16,017
Non-operating (income) expense:
Interest income	(922)	—		(922)	(834)	—		(834)
Interest expense	797	—		797	888	—		888
Net foreign currency exchange (gain) loss	(31)	—		(31)	21	—		21
Other expense, net	224	—		224	159	-		159

Earnings from continuing operations before income taxes	20,496	1,000		21,496	16,834	(1,051)		15,783
Income tax expense	7,323	390	(B)	7,713	7,088	(392	)(A)(B)	6,696

Net earnings from continuing operations	13,173	610		13,783	9,746	(659)		9,087
Net earnings from discontinued operation	1,041	—		1,041	2,019	(25	) (A)	1,994

Net earnings before cumulative change in accounting principle	14,214	610		14,824	11,765	(684)		11,081
Cumulative effect of changes in accounting principle, net of taxes of $330 in 2005	—	—		—	(649)	—		(649)

Net earnings	$14,214	$610		$14,824	$11,116	$(684)		$10,432

Net earnings per share — Basic:
Net earnings from continuing operations	$0.27	$0.01		$0.29	$0.20	$(0.01)		$0.19
Net earnings from discontinued operation	0.03	—		0.02	0.04	—		0.04
Cumulative effect of changes in accounting principle	—	—		—	(0.01)	—		(0.01)

Net earnings per share	$0.30	$0.01		$0.31	$0.23	$(0.01)		$0.22

Net earnings per share — Diluted:
Net earnings from continuing operations	$0.27	$0.01		$0.29	$0.20	$(0.01)		$0.19
Net earnings from discontinued operation	0.02	—		0.02	0.04	—		0.04
Cumulative effect of changes in accounting principle	—	—		—	(0.01)	—		(0.01)

Net earnings per share	$0.29	$0.01		$0.31	$0.23	$(0.01)		$0.22

Shares used in per share calculations:
Basic	48,002	—		48,002	47,628	—		47,628

Diluted	48,685	(569)		48,116	48,054	21		48,075

(A)	Adjustment for stock-based compensation expense pursuant to APB No. 25 and the associated income tax benefit.

(B)	Adjustment for a legal settlement expense that was recorded in the first quarter of 2006, which should have been recorded in the fourth quarter of 2005.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The following table presents balance sheet information as of June 30, and March 31, 2006, respectively, and September 30, June 30, and March 31, 2005, respectively, as restated from previously reported information filed in the Company’s Form 10-Q’s, as a result of the restatement of our financial results discussed in Note 2 “Restatement of Consolidated Financial Statements” (in thousands):

	June 30, 2006				March 31, 2006
	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$138,252	$—		$138,252	$82,837	$—		$82,837
Accounts receivable, net	429,978	—		429,978	419,431	—		419,431
Inventories	91,549	—		91,549	93,836	—		93,836
Inventories not available for sale	21,800	—		21,800	25,207	—		25,207
Deferred income taxes	22,688	—		22,688	22,822	—		22,822
Other current assets	8,601	—		8,601	7,673	—		7,673

Total current assets	712,868	—		712,868	651,806	—		651,806

Property and equipment	110,622	—		110,622	138,427	—		138,427
Buildings held for sale	19,151	—		19,151	—	—		—
Goodwill	87,404	—		87,404	87,095	—		87,095
Other assets	32	—		32	17	—		17

Total assets	$930,077	$—		$930,077	$877,345	$—		$877,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$185,718	$—		$185,718	$171,211	$—		$171,211
Accrued expenses and other current liabilities	71,694	419	(A)	72,113	66,982	419	(A)	67,401
Deferred revenue	23,887	—		23,887	23,741	—		23,741

Total current liabilities	281,299	419		281,718	261,934	419		262,353
Long-term deferred income taxes	16,499	(4,918	) (A)	11,581	20,375	(4,918	)(A)	15,457
Other long-term liabilities	327	—		327	196	—		196

Total liabilities	298,125	(4,499)		293,626	282,505	(4,499)		278,006

Stockholders’ equity:
Preferred stock	—	—		—	—	—		—
Common stock	483	—		483	483	—		483
Additional paid in capital	314,301	35,361	(A)	349,662	311,107	35,361	(A)	346,468
Retained earnings	292,414	(30,862	) (A)	261,552	266,533	(30,862	)(A)	235,671
Accumulated other comprehensive income- foreign currency translation adjustment	24,754	—		24,754	16,717	—		16,717

Total stockholders’ equity	631,952	4,499		636,451	594,840	4,500		599,339

Total liabilities and stockholders’ equity	$930,077	$—		$930,077	$877,345	$—		$877,345

(A)	Adjustment for stock-based compensation expense pursuant to APB No. 25 and the associated income tax benefit.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	September 30, 2005				June 30, 2005
	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$67,466	$—		$67,466	$65,738	$—		$65,738
Accounts receivable, net	439,041	—		439,041	419,269	—		419,269
Inventories	91,929	—		91,929	88,668	—		88,668
Inventories not available for sale	35,316	—		35,316	39,330	—		39,330
Deferred income taxes	19,782	—		19,782	19,852	—		19,852
Other current assets	8,636	—		8,636	11,882	—		11,882

Total current assets	662,170	—		662,170	644,739	—		644,739

Property and equipment	127,272	—		127,272	120,924	—		120,924
Goodwill	87,126	—		87,126	86,784	—		86,784
Other assets	187	—		187	90	—		90

Total assets	$876,755	$—		$876,755	$852,537	$—		$852,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$169,329	$—		$169,329	$176,900	$—		$176,900
Accrued expenses and other current liabilities	51,285	394	(A)	51,679	57,117	394	(A)	57,511
Deferred revenue	26,816	—		26,816	37,767	—		37,767
Inventories financing facility	14,519	—		14,519	4,499	—		4,499
Short-term financing facility	45,000	—		45,000	—	—		—

Total current liabilities	306,949	394		307,343	276,283	394		276,677

Line of credit	—	—		—	2,491	—		2,491
Long-term deferred income taxes	13,305	(6,353	)(A)	6,952	12,777	(6,353	) (A)	6,424
Other long-term liabilities	28	—		28	71	—		71

Total liabilities	320,282	(5,959)		314,323	291,622	(5,959)		285,663

Stockholders’ equity:
Preferred stock	—	—		—	—	—		—
Common stock	475	—		475	486	—		486
Additional paid in capital	294,233	36,747	(A)	330,980	298,606	36,747	(A)	335,353
Retained earnings	241,822	(30,788	)(A)	211,034	242,671	(30,788	)(A)	211,883
Accumulated other comprehensive income- foreign currency translation adjustment	19,943	—		19,943	19,152	—		19,152

Total stockholders’ equity	556,473	5,959		562,432	560,915	5,959		566,874

Total liabilities and stockholders’ equity	$876,755	$—		$876,755	$852,537	$—		$852,537

(A)	Adjustment for stock-based compensation expense pursuant to APB No. 25 and the associated income tax benefit.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	March 31, 2005
	As Reported	Adjustments		As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$82,472	$—		$82,472
Accounts receivable, net	400,814	—		400,814
Inventories	90,774	—		90,774
Inventories not available for sale	42,593	—		42,593
Deferred income taxes	20,392	—		20,392
Other current assets	20,336	—		20,336

Total current assets	657,381	—		657,381

Property and equipment	114,605	—		114,605
Goodwill	86,867	—		86,867
Other assets	140	—		140

Total assets	$858,993	$—		$858,993

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$181,879	$—		$181,879
Accrued expenses and other current liabilities	50,584	394	(A)	50,978
Deferred revenue	36,004	—		36,004
Inventories financing facility	6,300	—		6,300

Total current liabilities	274,767	394		275,161
Long-term deferred income taxes	13,225	(6,352)		6,873

Total liabilities	287,992	(5,958)		282,034

Stockholders’ equity:
Preferred stock	—	—		—
Common stock	494	—		494
Additional paid in capital	302,443	36,746	(A)	339,189
Retained earnings	243,075	(30,788	) (A)	212,287
Accumulated other comprehensive income- foreign currency translation adjustment	24,989	—		24,989

Total stockholders’ equity	571,001	5,958		576,959

Total liabilities and stockholders’ equity	$858,993	$—		$858,993

(A)	Adjustment for stock-based compensation expense pursuant to APB No. 25 and the associated income tax benefit.
(21) Subsequent Event
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
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the results of operations attributable to PC Wholesale for all periods presented will be classified as a discontinued operation in our Consolidated Financial Statements for the period ended March 31, 2007 and for all periods thereafter.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     There were no disagreements with accountants on accounting or financial disclosure matters during the periods reported herein.
Item 9A. Controls and Procedures
(a)	Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
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
     The material weakness resulted in errors in the accounting for equity based awards and in the restatement of our historical consolidated financial statements. As a result of the material weakness described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, based on the criteria established in COSO’s Internal Control — Integrated Framework.
     The Company acquired Software Spectrum, Inc. (“Software Spectrum”) during 2006, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, Software Spectrum’s internal control over financial reporting associated with 51% of total assets (34% excluding goodwill and other identifiable intangible assets) and 14% of net revenues, respectively, included in the consolidated financial statements of the Company as of and for the year ended December 31, 2006.
     KPMG LLP, an independent registered public accounting firm, has issued a report on management’s assessment of internal control over financial reporting.
(b)	Changes in Internal Control Over Financial Reporting
     There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

INSIGHT ENTERPRISES, INC.
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
(c)	Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered in this report, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and determined that, as a result of the material weakness in internal control over financial reporting described above, as of December 31, 2006 our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
(d)	Inherent Limitations of Disclosure Controls and Internal Control Over Financial Reporting
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information Concerning Directors and Executive Officers
     Our Board currently consists of nine persons, divided into three classes serving staggered terms of three years. The terms of three Class I directors will expire at the 2007 annual meeting (if re-elected, their new terms will expire at the 2010 annual meeting). The terms of the Class II and Class III directors will expire at the 2008 and 2009 annual meetings, respectively. The names of our directors and executive officers, and information about them, are set forth below.

Eric J. Crown
(Age 45)
•	Class I Director

•	Chairman Emeritus
On May 10, 2007, Mr. Crown informed us that he has decided not to stand for re-election to the Board and will retire from Board service upon the completion of his current term at the 2007 annual meeting of stockholders. Mr. Crown is a co-founder of the Company, has served as Chairman of the Board and will retain his honorary title of Chairman Emeritus. Mr. Crown has held various officer and director positions with us and our predecessor corporations since 1988, including Chief Executive Officer. Eric J. Crown is the brother of Timothy A. Crown.

Timothy A. Crown
(Age 43)
•	Chairman of the Board

•	Class III Director

•	Chairman of the Executive Committee
Mr. Crown, a co-founder of the Company, stepped down from the position of President and Chief Executive Officer in November 2004, positions he had held since January 2000 and October 2003, respectively. Mr. Crown has been a director since 1994 and assumed the position of Chairman of the Board in November 2004. Mr. Crown had been employed by us or one of our predecessors since 1988. Timothy A. Crown is the brother of Eric J. Crown.

INSIGHT ENTERPRISES, INC.

Bennett Dorrance
(Age 61)
•	Class I Director

•	Member of Compensation and Nominating and Governance Committees

•	Member of Options Subcommittee (September 2006 — March 2007)
Mr. Dorrance has been a director since 2004. He has been a Managing Director of DMB Associates, a real estate service company based in Scottsdale, Arizona since 1984. Mr. Dorrance has served on the Board of Directors of Campbell Soup Company since 1989. He was also a member of the Board of Directors of Bank One Corporation from 1997 to 2000.

Richard A. Fennessy
(Age 42)
•	Principal Executive Officer

•	President and Chief Executive Officer

•	Class II Director

•	Member of the Executive Committee
Mr. Fennessy was elected President and Chief Executive Officer effective November 2004 and was appointed Director in September 2005. From 1987 to 2004, Mr. Fennessy worked for International Business Machines Corporation (“IBM”), where he held numerous domestic and international executive positions. His most recent positions included: General Manager, Worldwide, ibm.com; Vice President, Worldwide Marketing — Personal Computer Division; and General Manager, Worldwide PC Direct organization.

Michael M. Fisher
(Age 61)
•	Class I Director

•	Chairman of the Audit Committee

•	Member of the Executive Committee

•	Member of Compensation and Nominating and Governance Committees through April 30, 2007
Mr. Fisher has been a director since 2001 and is the Audit Committee’s designated financial expert. Mr. Fisher has served as President of Power Quality Engineering, Inc., a manufacturer of specialty filters, since 1995.

Larry A. Gunning
(Age 63)
•	Class II Director

•	Member of the Nominating and Governance Committee

•	Chairman of Compensation Committee through April 30, 2007
Mr. Gunning has been a director since 1995. He has been Manager and Director of 3D Petroleum LLC, a petroleum company, since 2001. From 1988 to 2001, Mr. Gunning was President and a Director of Pasco Petroleum Corp., a petroleum marketing company that merged with 3D Petroleum LLC in 2001. Mr. Gunning is also a member and director of Cobblestone AutoSpa, which owns and operates several full-service carwashes.

Stanley Laybourne
(Age 58)
•	Principal Financial Officer

•	Chief Financial Officer, Secretary and Treasurer

•	Class III Director

•	Member of the Executive Committee
On May 2, 2007, Insight announced that Mr. Laybourne is retiring from the Company and its Board of Directors. The effective date of his retirement is expected to be August 29, 2007. Mr. Laybourne has been a director since 1994. He became our Chief Financial Officer and Treasurer in 1991, served as Executive Vice President from 2002 to 2006 and served as Secretary from 1994 to October 2002 and from September 2004 to present. Mr. Laybourne is a certified public accountant.

INSIGHT ENTERPRISES, INC.

Robertson C. Jones
(Age 62)
•	Class II Director

•	Chairman of the Nominating and Governance Committee

•	Member of the Audit Committee

•	Member of the Compensation Committee through April 30, 2007
Mr. Jones has been a director since 1995. Mr. Jones was Senior Vice President and General Counsel of Del Webb Corporation, a developer of master-planned residential communities, from 1992 through 2001.

Kathleen S. Pushor
(Age 49)
•	Class III Director

•	Member of Audit Committee

•	Member of Compensation Committee effective May 1, 2007

•	Member of Options Subcommittee (September 2006 — March 2007)

•	Member of Nominating and Governance Committee through April 30, 2007
Ms. Pushor was appointed director in September 2005. Since January 2006, she has served as President and Chief Executive Officer of the Greater Phoenix Chamber of Commerce. From 2003 to 2005, she served as the Chief Executive Officer of the Arizona Lottery. From 1999 to 2002, she operated an independent consulting practice in the technology distribution sector, and from 1998 to 2005, she was a member of the Board of Directors of Zones, Inc., a direct marketer of IT products.

David J. Robino
(Age 47)
•	Class I Director

•	Chairman of Compensation Committee effective May 1, 2007

•	Member of Nominating and Governance Committee effective May 1, 2007
Mr. Robino has been a director since May 2007. Mr. Robino served as a Non-Executive Director of Memec Group Holdings Limited, a global distributor of specialty semiconductors, from 2001 until the sale of that business to Avnet, Inc. in 2005. He served Gateway, Inc. first as Executive Vice President and Chief Administrative Officer and later as Vice Chairman from 1998 to 2001. Previously, he held executive positions at The Nielsen Company from 1989 to 1995 and at AT&T from 1995 to 1997.

Catherine W. Eckstein
(Age 50)
•	Chief Marketing Officer
Ms. Eckstein joined Insight Enterprises, Inc. in March 2004 and was promoted to Chief Marketing Officer of Insight Enterprises, Inc. in May 2005. Before joining Insight Enterprises, Inc., Ms. Eckstein served as Senior Vice President of Marketing and Corporate Vice President of Worldwide Marketing at Ingram Micro from 2000 to 2003.

Stuart A. Fenton
(Age 39)
•	President — Insight EMEA
Mr. Fenton joined Insight Enterprises, Inc. in October of 2002 and was most recently promoted to President of our Insight EMEA operating segment in November 2006. Prior to his promotion, he held the position of Managing Director of Insight Direct UK Ltd. From 1995 to 2002, Mr. Fenton held various positions at Micro Warehouse Inc., serving most recently as the General Manager of Micro Warehouse Canada.

Gary M. Glandon
(Age 48)
•	Chief People Officer
Mr. Glandon joined Insight Enterprises, Inc. in February 2005 as Chief People Officer. Prior to joining Insight, Mr. Glandon served as Vice President of Human Resources for Honeywell International’s Aerospace division from 2003 to 2005. From 2001 to 2003, Mr. Glandon served as Vice President of Human Resources for Tanox, Inc., a publicly traded biopharmaceutical firm.

Karen K. McGinnis
(Age 40)
•	Senior Vice President and Chief Accounting Officer

•	Assistant Secretary
Ms. McGinnis joined Insight Enterprises, Inc. in March 2000 and was named Chief Accounting Officer in September 2006. She has served as Assistant Secretary since January 2005 and was promoted to Senior Vice President of Finance in April 2001. Ms. McGinnis is a certified public accountant.

Mark T. McGrath
(Age 42)
•	President — Insight North America/APAC
Mr. McGrath joined Insight Enterprises, Inc. in May 2005 as President of Insight Direct USA, Inc. He was appointed the President of our North America and APAC business segments in September 2006. From 1987 to 2005, Mr. McGrath worked for IBM, most recently serving as Vice President of IBM.com Americas, a division of IBM focused on leveraging the phone and the web. Earlier positions held at IBM included Vice President, IBM Direct (a division of ibm.com), and Vice President of Channel Sales, IBM Personal Computing Division.

David B. Rice
(Age 54)
•	Chief Information Officer
Mr. Rice joined Insight Enterprises, Inc. in July 2000 and was named Chief Information Officer of Insight Enterprises, Inc. in February 2005. Mr. Rice has served as Chief Information Officer of one of our operating entities from July 2000 to January 2005. Prior to joining Insight, he served as Vice President, IT Mail Order Operations at PCS Health Systems from 1994 to 2000.

Section 16(a) Beneficial Ownership Reporting Compliance
     Under the securities laws of the United States, our directors, executive officers, and any persons holding more than 10% of our common stock are required to report their initial ownership of our common stock and any subsequent changes in that ownership to the SEC. Specific due dates for these reports have been established, and we are required to disclose any known failure to file by these dates. Based upon a review of such reports furnished to us, or written representations that no reports were required, we believe that these filing requirements were satisfied in a timely manner during the year ended December 31, 2006, except for five late Form 4 reports, filed on May 3, 2006, with respect to the annual grants of 1,000 RSUs to Messrs. Dorrance, Fisher, Gunning, and Jones and Ms. Pushor granted on April 4, 2006.
Code of Ethics
     We have adopted a Code of Ethics that applies to directors and all employees, including our Chief Executive Officer and our senior financial executives. The Code of Ethics is posted on our website, www.insight.com, and may be found in our “Investor Relations” section, which can be accessed in the drop down menu under “About Insight” on our welcome page. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendments to, or waivers from, a provision of our Code of Ethics by posting such information on our website at the location specified above, unless otherwise required by NASDAQ Marketplace Rules to disclose any such waiver on Form 8-K.
Policy on Stockholder Recommendations of Director Nominees
     The Nominating and Governance Committee will consider Director candidates recommended by stockholders. No changes have been made to the process by which stockholders may nominate a person or persons to serve as a member of the Board of Directors. See further information on this process in our Proxy Statement for our Annual Meeting dated April 4, 2006.
Audit Committee
     The Board has a standing Audit Committee which consists of Mr. Fisher, Chairman, Mr. Jones and Ms. Pushor. Each member of the Audit Committee is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15). The Board has determined that Mr. Fisher, the Chairman of the Audit Committee, is an “audit committee financial expert” as defined in Regulation S-K.

INSIGHT ENTERPRISES, INC.
Item 11. Executive Compensation
Compensation Discussion and Analysis
     The purpose of this Compensation Discussion and Analysis is to provide information about each material element of compensation that we pay or award to, or that is earned by, our named executive officers. For 2006, our named executive officers were:
•	Richard A. Fennessy, President and Chief Executive Officer;

•	Stanley Laybourne, Chief Financial Officer, Secretary and Treasurer;

•	Mark T. McGrath, President, Insight North America/APAC;

•	Stuart A. Fenton, President, Insight EMEA; and

•	Gary M. Glandon, Chief People Officer.
     This Compensation Discussion and Analysis addresses and explains the numerical and related information contained in the summary compensation tables and includes actions regarding executive compensation that occurred after the end of 2006, including the award of discretionary bonuses related to 2006 performance, and the adoption of any new, or the modification of any existing, compensation programs.
Executive Compensation Philosophy and Objectives
     Our long-term success depends on our ability to attract and retain individuals who are committed to the Company’s strategy and core values of client service, respect and integrity. Our general philosophy of executive compensation is to offer total compensation, including base salaries, cash incentives and equity-based incentives, but to emphasize incentive compensation which will:
•	be competitive in the marketplace;

•	permit us to attract and retain highly qualified executives;

•	encourage extraordinary effort on behalf of the Company;

•	reward the achievement of specific financial, strategic and tactical goals by the Company and the individual executive which aligns the interests of management with the interests of our stockholders; and

•	be financially sound.
Compensation Consultants and Benchmarking
     The Compensation Committee utilizes internal resources, including our Chief People Officer, to help it carry out its responsibilities and has, from time to time, engaged independent consultants to assist it in fulfilling its responsibilities. The Compensation Committee has the authority to obtain advice and assistance from, and receives appropriate funding from us for, outside advisors as the Compensation Committee deems necessary to carry out its duties. During 2006, the Compensation Committee retained Towers Perrin, a global human resource consulting firm, as its independent compensation consultant to advise the Compensation Committee on all matters related to executive compensation and compensation programs in general. As such, Towers Perrin conducted a competitive analysis of the compensation for the most senior executives, including but not limited to the named executive officers, of the Company.
     The Towers Perrin analysis measured the competitiveness of the Company’s compensation relative to two groups of companies (the “comparison groups”). The comparison groups were chosen by Towers Perrin and approved by the Compensation Committee based upon primary characteristics such as similar business focus, labor market and size. Comparison Group One, which was considered to be the primary peer group, included nineteen publicly-traded product and service competitors and suppliers and other enterprises which may compete with the Company for executive talent. Comparison Group Two included twenty publicly-traded technology companies, many of which were significantly larger than Insight. Because of the large variance in size among the companies in Comparison Group Two, Towers Perrin adjusted the compensation data for the Comparison Group Two to reflect the revenue size of the Company. This size-adjusted data was used as a basis of comparison of compensation between Insight and the companies in Comparison Group Two. As neither group was limited to companies that are merely competitors or to those that are close comparisons in terms of sales and market capitalization, the Company does not consider these groups to be peer groups for other purposes. The specific companies included in the comparison groups are as follows:

INSIGHT ENTERPRISES, INC.
Comparison Group One (the primary peer group)

Affiliated Computer Services, Inc. Amazon.com, Inc. Avnet Inc. BearingPoint, Inc. Bell Microproducts, Inc. CACI International, Inc. CDW Corp.	CGI Group, Inc. IKON Office Solutions, Inc. Ingram Micro, Inc. Lexmark International, Inc. Office Depot, Inc. PC Connection, Inc. Perot Systems Corp.	PetSmart, Inc. SYNNEX Corp. Tech Data Corp. Tellabs, Inc. Unisys Corp.
Comparison Group Two

Apple, Inc. Ceridian Corp. Dell Inc. Dendrite International, Inc. Electronic Data Systems Corp. EMC Corp. (Mass) HLTH Corp.	Hewlett-Packard Co. International Business Machines Corp. IKON Office Solutions, Inc. Intel Corp. Lexmark International, Inc. Microsoft Corp. National Semiconductor Corp.	The Reynolds and Reynolds Co. Sabre Holdings Corp. Seagate Technology Sun Microsystems, Inc. Unisys Corp. Xerox Corp.
     The Towers Perrin study provided the Compensation Committee with compensation data for base salary, annual cash incentives and long-term incentive compensation for each comparison group. The study generally concluded that, with respect to total compensation, the Company is positioned below the median of each of the comparison groups. With respect to total cash compensation, which includes base salaries and incentive compensation, the Towers Perrin study generally concluded that the Company is competitive based on comparison group analysis. However, this conclusion was driven primarily by above target performance in 2006 incentive compensation, while base salaries were noted to be below market. With respect to long-term incentive compensation, Towers Perrin generally concluded that our equity-based incentive compensation plan, including the use of performance-based RSUs and the target level of grants to each executive, is competitive with market practices. The Towers Perrin report was delivered to the Compensation Committee in December 2006, and, accordingly, the Committee used the report, in addition to other relevant sources of information, such as past studies and existing pay levels, internal pay equity considerations and other publicly available information about trends in executive compensation, in setting compensation for executives for 2007. Additionally, Towers Perrin advised the Compensation Committee and the Company regarding executive compensation programs generally and provided advice on trends in compensation. The Committee anticipates that it will undertake similar periodic reviews in the future and that it will use the services of outside consultants for similar services in the future.
Compensation Programs Design
     The principal components of compensation for named executive officers are:
•	base salary and benefits;

•	short-term cash incentive compensation;

•	long-term equity-based incentive compensation; and

•	severance and change in control plans.
A significant percentage of total compensation is allocated to incentive compensation as a result of the executive compensation philosophy and objectives discussed above. There is no pre-established policy or target for the allocation between either cash or equity or short-term or long-term incentive compensation. Rather, the different elements of compensation are designed to support and encourage varying behaviors, as described below:
     Base Salary and Benefits
     Base salary and benefits are designed to attract and retain executives by providing a fixed compensation based on competitive market practice. This component of compensation is designed to reward an executive’s core competency in the role relative to skills, experience and expected contributions to the Company.
     The Compensation Committee reviews base salaries annually and targets base pay for executive officers at or near the median of the comparison groups and adjusts, as appropriate, for tenure, performance and variations in actual position

INSIGHT ENTERPRISES, INC.
responsibilities from position descriptions in the comparison groups. The Towers Perrin study concluded that base salary levels for executive officers were generally below the median levels of both comparison groups. As a result, on January 24, 2007, the Compensation Committee approved certain increases in executive base salaries; although the Compensation Committee increased Mr. Fennessy’s base salary by less than one percent, preferring instead to emphasize performance-based compensation by increasing his target cash incentive compensation. The approved 2007 salaries, as compared to 2006 salaries, include the following for named executive officers:
•	Richard A. Fennessy, President and Chief Executive Officer – $700,000 (2006 – $695,000);

•	Stanley Laybourne, Chief Financial Officer, Secretary and Treasurer – $375,000 (2006 – $350,000);

•	Mark T. McGrath, President, Insight North America/APAC – $375,000 (2006 – $325,000);

•	Stuart A. Fenton, President, Insight EMEA – $419,000[1] (2006 – $370,4002); and

•	Gary M. Glandon, Chief People Officer – $255,000 (2006 – $235,000).

1   Mr. Fenton’s 2007 salary was translated into U.S. dollars using the British Pound Sterling exchange rate in effect on January 24, 2007 of $1.98.
2   Mr. Fenton’s 2006 salary was translated into U.S. dollars using the British Pound Sterling average exchange rates for the quarters ended March 31, 2006 of $1.75; June 30, 2006 of $1.83; September 30, 2006 of $1.87 and December 31, 2006 of $1.96.
     Our named executive officers participate in employee benefit plans generally available to our employees, including medical, health, life insurance and disability plans. Our named executive officers are also eligible to participate in the Company’s 401(k) plan, and receive Company matching contributions, which are generally available to our employees. Mr. Fenton also receives an automobile allowance, which is a benefit generally available to the management team in the United Kingdom, where Mr. Fenton resides. These benefits are part of our broad-based total compensation programs offered in the geography in which each of the executives resides.
     Short-Term Cash Incentive Compensation
     The Compensation Committee views cash incentive compensation as a means of closely tying a significant portion of the total potential annual cash compensation for executives to the financial performance of the Company or the portion of the Company for which the executive has management responsibility. Our cash incentive compensation plans are designed to reward individuals for the achievement of certain defined quarterly financial objectives of the Company, as well as annual individual or Company financial, strategic and tactical objectives, or both. The financial objectives and performance goals are approved by the Compensation Committee and are set at the beginning of the year. These objectives and goals are integrated into the management cash incentive plans throughout the organization to foster a team environment where the entire Company is focused on the same set of objectives and goals.
     The Compensation Committee annually reviews financial objectives, performance goals and target cash incentive compensation. The Compensation Committee targets cash incentive compensation for executive officers at or near the median of the comparison groups and adjusts, as appropriate, for tenure, performance and variations in actual position responsibilities from position descriptions in the comparison groups. The Towers Perrin study generally concluded that the Company’s cash incentive compensation is competitive based on comparison group analysis.
     2006 Cash Incentive Plan
     Under the 2006 Cash Incentive Plan, Messrs. Fennessy, Laybourne, Fenton, McGrath and Glandon earned cash incentive compensation based on achievement of financial objectives against targeted amounts for the Company or their respective business units, with payout varying with financial performance levels below and above target levels (awards were discretionary over or below specified levels). The target cash incentive amount was based on achievement of non-GAAP quarterly operating margin percentages (non-GAAP quarterly operating margin is defined under the plan as the quarterly operating margin modified for any adjustments which are reflected in the tabular reconciliation of financial measures prepared in accordance with United States generally accepted accounting principles (“GAAP”) to non-GAAP financial measures in the quarterly press releases of the results of operations of the Company), paid quarterly, and on achievement of annual revenue growth, paid annually. For Mr. Glandon only, a portion was also paid quarterly and based on performance against quarterly performance goals. Due to the over-achievement of financial goals, the actual 2006 incentive cash compensation for the named executive officers was paid out at amounts higher than target as follows:

INSIGHT ENTERPRISES, INC.
•	Richard A. Fennessy, President and Chief Executive Officer – $1,397,553 (target – $1,203,750);

•	Stanley Laybourne, Chief Financial Officer, Secretary and Treasurer – $900,646 (target – $775,750);

•	Mark T. McGrath, President, Insight North America/APAC – $528,418 (target – $465,985);

•	Stuart A. Fenton, President, Insight EMEA – $179,880[1] (target – $183,3002); and

•	Gary M. Glandon, Chief People Officer – $163,546 (target – $144,450);

1   Mr. Fenton’s 2006 incentive compensation was translated into U.S. dollars using the British Pound Sterling average exchange rates for the quarters ended March 31, 2006 of $1.75; June 30, 2006 of $1.83; September 30, 2006 of $1.87 and December 31, 2006 of $1.96.
2   Mr. Fenton’s 2006 target incentive compensation was translated into U.S. dollars using the British pound sterling exchange rate in effect at January 24, 2006 of $1.78.
Additionally, on February 15, 2007, the Compensation Committee also approved the following discretionary cash bonuses for 2006 for the named executive officers:
•	Richard A. Fennessy, President and Chief Executive Officer – $150,000;

•	Stanley Laybourne, Chief Financial Officer, Secretary and Treasurer – $80,000;

•	Mark T. McGrath, President, Insight North America/APAC – $50,000;

•	Stuart A. Fenton, President, Insight EMEA – $78,341[1]; and

•	Gary M. Glandon, Chief People Officer – $15,000.

1   Mr. Fenton’s 2006 discretionary cash bonus was translated into U.S. dollars using the British Pound Sterling exchange rate in effect on February 15, 2007 of $1.96.
In determining the amount of these discretionary bonuses, the Compensation Committee considered the additional responsibilities and projects assumed by these individuals during 2006, their performance in these roles and their overall cash compensation. In particular, their efforts in connection with the divestiture of Direct Alliance and the acquisition and integration of Software Spectrum, Inc. were considered. These amounts are in addition to incentives paid pursuant to the 2006 Cash Incentive Plan discussed above.
     2007 Cash Incentive Plan
     For 2007, the Compensation Committee retained its stance of increasing the emphasis on cash incentive compensation relative to base salary and, accordingly, set cash incentive plans for executive officers such that a significant portion of total compensation would be awarded through cash incentives if performance measures were met. Annual financial performance targets were set in conjunction with the annual budget process and were considered to be a challenge, but potentially achievable given the tactical and strategic plans that have been developed. The specific levels of performance have not been communicated externally and involve confidential, commercial information disclosure of which could result in competitive harm to the Company. Based on the Company’s financial performance during 2007 to date, it appears very likely that the target performance measures will be met or exceeded for 2007. The total target cash incentive compensation for 2007 will be based 60% on earnings from operations of the Company or the executives’ respective business units, to be determined and paid quarterly against a sliding scale with a minimum payout of zero and a maximum payout at 145% of the earnings from operations target. The remaining 40% of the target cash incentive compensation will be based on achievement against annual performance goals, with the Nominating and Governance Committee measuring the performance of the Chief Executive Officer of the Company and the Compensation Committee determining pay based on the results of that review and the balance of the performance measurements being determined by the Chief Executive Officer. The Compensation Committee may also make discretionary awards outside of the plan if performance goals are exceeded.
     The Compensation Committee continued efforts in 2007 to adjust cash incentive structures to yield cash incentive compensation and total cash compensation closer to amounts at or above the median of both comparison groups. As such, the Compensation Committee initiated a concerted effort to align the basis of compensation over the entire senior management team and remained committed to providing overall compensation for the entire team of named executive officers that is competitive with total cash compensation offered in the market assuming performance measures are met. In determining the amount of target cash incentive compensation for 2007, the Compensation Committee considered the results of the Towers Perrin study and the additional scope and responsibilities assumed by these individuals during 2006, primarily as a result of the acquisition of Software Spectrum, Inc. On January 24, 2007, the Compensation Committee

INSIGHT ENTERPRISES, INC.
approved the 2007 target cash incentive compensation plan for named executive officers. The approved 2007 target cash incentive compensation, as compared to 2006 target cash incentive compensation, includes the following for named executive officers:
•	Richard A. Fennessy, President and Chief Executive Officer – $1,400,000 (2006 target – $1,203,750);

•	Stanley Laybourne, Chief Financial Officer, Secretary and Treasurer – $800,000 (2006 target – $775,750);

•	Mark T. McGrath, President, Insight North America/APAC – $500,000 (2006 target – $465,985);

•	Stuart A. Fenton, President, Insight EMEA – $241,000[1] (2006 target – $183,3002); and

•	Gary M. Glandon, Chief People Officer – $155,000 (2006 target – $144,450).

1   Mr. Fenton’s 2007 target incentive compensation was translated into U.S. dollars using the British Pound Sterling exchange rate in effect on January 24, 2007 of $1.98.
2   Mr. Fenton’s 2006 target incentive compensation was translated into U.S. dollars using the British pound sterling exchange rate in effect at January 24, 2006 of $1.78.
     Long-Term Equity-Based Incentive Compensation
     The Compensation Committee views long-term equity-based compensation as a critical component of the overall executive compensation program. The principle objectives for long-term equity-based compensation are to:
•	enhance the link among Company performance, the creation of stockholder value and long-term incentive compensation;

•	facilitate increased equity ownership by executives;

•	encourage retention through use of multiple-year vesting periods; and

•	provide competitive levels of total compensation to executive officers.
Long-term equity-based incentives are currently issued in the form of service and performance-based RSUs. We strongly favor performance-based grants and anticipate that most if not all future RSU grants will have performance-based elements. The performance-based RSUs are awarded for achieving threshold levels of financial performance with greater numbers of shares awarded for higher levels of financial performance. If the Company’s financial performance does not meet or exceed a set performance threshold, no performance-based RSUs are awarded. The performance-based RSUs are issued with a three-year vesting period and the number of RSUs issued is based on the Company’s performance against pre-defined annual key financial performance metrics (diluted EPS for 2006 and 2007). To encourage overachievement of targets, significant upside exists related to the number of RSUs ultimately issued. The three-year vesting period is designed to encourage continued employment with the Company. All grants of equity-based compensation are currently made under the Company’s the 1998 LTIP.
     The Compensation Committee reviews target equity-based incentive compensation annually and targets equity-based incentive compensation for executive officers at or near the median of the comparison groups. With respect to long-term incentive compensation, Towers Perrin generally concluded that our equity-based incentive compensation plan, including the use of performance-based RSUs and the target level of grants to each executive, is competitive with market practices.
     In order to link equity-based incentive compensation more closely to annual performance and to continue to align the interests of management and stockholders and, in part, in light of changing market expectations, the Compensation Committee adopted a practice of initiating annual grants of equity-based incentive compensation awards to executives early in the year (as opposed to later in the year or periodically throughout the year) in connection with the annual budgeting process. Also, early in the year, the Compensation Committee will approve a pool of shares from which the Chief Executive Officer may make annual RSU program grants, as well as discretionary or new hire RSU grants throughout the year, or both, to individuals other than individuals who are subject to the reporting requirements of Section 16(a) of the Exchange Act. The pool of RSUs is based on the recommendation of management and review of the overall equity compensation expense expected to be recorded in current and future years in the consolidated financial statements.
     2006 Equity-Based Incentive Plan
     For 2006, target RSUs granted to executive officers were 60% performance-based and 40% service-based. The number of RSUs under the performance-based grants increased or decreased with actual non- GAAP EPS (non-GAAP EPS is

INSIGHT ENTERPRISES, INC.
defined under the plan as EPS modified for any adjustments which are reflected in the tabular reconciliation of financial measures prepared in accordance with United States GAAP to non-GAAP financial measures in the quarterly press releases of the results of operations of the Company), greater or less than target EPS, with a minimum number of zero and a maximum number of 150% of the target award. The Compensation Committee also has the ability to make discretionary awards outside of the plan, although no discretionary awards were made to the named executive officers during 2006 or as a result of 2006 performance. The RSUs vest in three equal annual installments beginning February 1, 2007.
     Due to the over-achievement of 2006 actual EPS, as compared to target EPS, the 2006 total number of RSUs, which included both service-based and performance-based RSUs, granted to the named executive officers, as compared to 2006 target awards, was as follows:
•	Richard A. Fennessy, President and Chief Executive Officer – 44,800 (target – 40,000);

•	Stanley Laybourne, Chief Financial Officer, Secretary and Treasurer – 33,600 (target – 30,000);

•	Mark T. McGrath, President, Insight North America/APAC – 33,600 (target – 30,000);

•	Stuart A. Fenton, President, Insight EMEA – 24,600 (target – 22,000); and

•	Gary M. Glandon, Chief People Officer – 16,800 (target – 15,000).
     2007 Equity-Based Incentive Plan
     Target RSUs granted to executive officers on February 14, 2007 were 100% performance-based. The number of RSUs under the performance-based grants increases or decreases with actual EPS (for the fiscal year ending December 31, 2007, on a consolidated non-GAAP diluted basis with non-GAAP EPS being defined under the plan as the actual 2007 EPS from continuing operations excluding any expenses in 2007 related to the stock option review in excess of budgeted amounts) greater or less than target EPS, with a minimum number of zero and a maximum number of 130% of the target award. Annual financial performance targets are set in conjunction with the annual budget process and are considered to be a challenge, but potentially achievable given the tactical and strategic plans that have been developed. The Compensation Committee may also make discretionary awards outside of the Plan if performance goals are exceeded. Any performance-based RSUs that are awarded will vest in three equal installments beginning February 14, 2008.
     In determining the amount of target equity-based incentive compensation for 2007, the Compensation Committee considered the results of the Towers Perrin study and the additional scope and responsibilities assumed by these individuals during 2006, primarily as a result of the acquisition of Software Spectrum, Inc. The 2007 performance-based RSUs, granted on February 14, 2007, included the following target awards for named executive officers, as compared to 2006 target awards:
•	Richard A. Fennessy, President and Chief Executive Officer – 50,000 (2006 target – 40,000);

•	Stanley Laybourne, Chief Financial Officer, Secretary and Treasurer – 37,500 (2006 target – 30,000);

•	Mark T. McGrath, President, Insight North America/APAC – 37,500 (2006 target – 30,000);

•	Stuart A. Fenton, President, Insight EMEA – 27,500 (2006 target – 22,000); and

•	Gary M. Glandon, Chief People Officer – 18,750 (2006 target – 15,000).
     Severance and Change in Control Plans
     Severance and change in control plans are designed to facilitate the Company’s ability to attract and retain executives as the Company competes for talented employees in a marketplace where such protections are commonly offered. Severance benefits provide benefits to ease an executive’s transition due to an unexpected employment termination by the Company due to changes in the Company’s employment needs. Change in control benefits encourages executives to remain focused on the Company’s business in the event of rumored or actual fundamental corporate changes. See further detail under the section entitled “Employment Agreements, Severance and Change in Control Plans.”
     Perquisites
     We provide our executive officers with relatively limited perquisites that we believe are reasonable and in the best interests of Insight and its stockholders. In 2006, Mr. Fenton was provided with an automobile allowance, which is a benefit generally available to the management team in the United Kingdom, where Mr. Fenton resides. These benefits are part of our broad-based total compensation programs offered in the geography in which each of the executives resides. The value of aggregate perquisites to named executive officers did not exceed $10,000 for any individual named officer, except Mr. Fenton.

INSIGHT ENTERPRISES, INC.
     Stock Ownership Guidelines
     On February 15, 2007, the Board, upon the recommendation of the Compensation Committee, adopted stock ownership guidelines that:
•	are designed to align the interests of key executives, Board members and stockholders;

•	provide a five-year transition period to reach ownership guidelines; and

•	define which ownership interests will count towards the guidelines.
The guidelines specify that, as of each January 1, each executive and each Board member is expected to hold Insight shares at least equal to a multiple of his or her annual base salary or annual amount of the quarterly board retainer. For the President and Chief Executive Officer, two times annual base salary is required, for all other Executives, one times annual base salary is required, and for Board members, two times annual base retainer is required. Failure to meet or to show sustained progress toward meeting the Stock Ownership Guidelines may result in a reduction in future long term incentive grants and also may result in a requirement to retain either a percentage of or all stock attained through Company grants of equity until the Stock Ownership Guidelines are attained.
     Role of Executives in the Compensation Setting Process.
     The Compensation Committee has the overall responsibility for approving the cash based incentive compensation for the officers subject to the reporting requirements of Section 16(a) of the Exchange Act. To facilitate this process, the Chief Executive Officer and Chief People Officer prepare and present information and recommendations to the Committee for review, consideration and approval.
     With respect to compensation of all other teammates, the Committee functions in an oversight role as these decisions are considered the responsibility of management. With respect to equity-based compensation, the Committee approves the pool of available shares from which all grants of equity-based awards are made. Similar to cash based incentive compensation, for all officers subject to the reporting requirements of Section 16(a) of the Exchange Act, the Chief Executive Officer and Chief People Officer prepare and present information and recommendations to the Committee for review, consideration and approval of the equity-based awards by the Compensation Committee. For all other teammates, management is responsible for recommending to the Committee the persons to receive grants and the nature and size of the proposed equity-based awards.
     The Chief Executive Officer does not have the ability to call Compensation Committee meetings and does not attend Compensation Committee meetings when his compensation is discussed. During 2006, the Chief Executive Officer did not meet with Towers Perrin outside Compensation Committee meetings or retain any other compensation consultant.
     Chief Executive Officer Compensation
     The Compensation Committee determines compensation for the Chief Executive Officer using the same criteria it uses for other executives, placing relatively less emphasis on base salary and, instead, creating greater performance-based opportunities for short-term and long-term incentive compensation (cash and equity, respectively). The Nominating and Governance Committee meets each year in executive session to evaluate the performance of the Chief Executive Officer, and the Compensation Committee sets the compensation of the Chief Executive Officer following that performance review.
     2006 and Prior
     Mr. Fennessy joined the Company in November 2004, and, at that time, the Compensation Committee set a base salary for Mr. Fennessy at $695,000, the salary of Mr. Fennessy’s predecessor. No change in base salary was made during 2005 or 2006. Additionally, at the time Mr. Fennessy joined the Company, the Compensation Committee decided that it was important to provide Mr. Fennessy with equity compensation in the form of stock options and restricted stock in order to motivate and reward him for long-term strategic management of the Company and increases in stockholder value, and the Committee committed to making those awards in his employment agreement. Accordingly, and pursuant to his employment agreement, upon his hire date, he received a grant of options to acquire 500,000 shares of our common stock. In January 2005, he received a grant of options to acquire 250,000 shares of our common stock and a grant of 75,000 shares of restricted stock. As discussed above, Mr. Fennessy also received:

INSIGHT ENTERPRISES, INC.
•	along with other executive officers, a grant of stock options to acquire 100,000 shares of our common stock in May 2005;

•	grants of RSUs (16,000 target service-based RSUs and 24,000 target performance-based RSUs based on achievement of non-GAAP EPS targets defined under the plan as EPS modified for any adjustments which are reflected in the tabular reconciliation of financial measures prepared in accordance with GAAP to non-GAAP financial measures in the quarterly press releases of the results of operations of the Company) in January 2006; and

•	the opportunity to receive cash incentive compensation based on non-GAAP quarterly operating margin percentages (non-GAAP quarterly operating margin is defined under the plan as the quarterly operating margin modified for any adjustments which are reflected in the tabular reconciliation of financial measures prepared in accordance with GAAP to non-GAAP financial measures in the quarterly press releases of the results of operations of the Company), and annual net sales growth under the 2006 Cash Incentive Plan.
     As noted above, for 2006, Mr. Fennessy earned the following cash compensation and equity awards under the 2006 compensation programs:
•	base salary – $695,000;

•	cash incentive compensation – $1,547,553 (includes a discretionary bonus of $150,000); and

•	number of service-based and performance-based RSUs – 44,800.
     2007
     For 2007, the Compensation Committee approved the following target cash compensation and target equity awards for Mr. Fennessy:
•	base salary – $700,000;

•	target cash incentive compensation – $1,400,000; and

•	target number of performance-based RSUs – 50,000.
     Mr. Fennessy’s 2007 salary was increased from $695,000 to $700,000, the first increase in base salary since Mr. Fennessy joined the Company in November of 2004.
     As discussed above, and consistent in design with the other named executive officers, the total 2007 target cash incentive compensation of $1,400,000 for Mr. Fennessy will be based $840,000 (i.e., 60%) on earnings from operations, to be determined and paid quarterly against a sliding scale with a minimum payout of zero and a maximum payout of 145% of the earnings from operations target award. The remaining $560,000 (i.e., 40%) of the target cash incentive compensation will be based on achievement against annual performance goals, with the Nominating and Governance Committee measuring the performance of Mr. Fennessy and the Compensation Committee determining pay based on the results of that review. Mr. Fennessy’s annual performance goals are determined at the beginning of the year and include financial, strategic and tactical goals that both Mr. Fennessy and the Board agree are important to drive the Company’s success. As discussed above, annual financial performance targets are set in conjunction with the annual budget process and are considered to be challenging, but potentially achievable given the tactical and strategic plans that have been developed. The Compensation Committee may also make discretionary awards outside of the plan if performance goals are exceeded.
     The number of RSUs under the performance-based grants increases or decreases from the target amount of 50,000 with actual EPS (for the fiscal year ending December 31, 2007, on a consolidated non-GAAP diluted basis defined under the plan as the actual 2007 EPS from continuing operations excluding any expenses in 2007 related to the stock option review in excess of budgeted amounts) greater or less than target EPS, with a minimum number of zero and a maximum number of 130% of the target award. The Compensation Committee may also make discretionary awards outside of the plan if performance goals are exceeded. The RSUs will vest in three equal annual installments beginning February 14, 2008.

INSIGHT ENTERPRISES, INC.
Tax and Accounting Considerations
     Deductibility of Executive Compensation
     Section 162(m) of the Internal Revenue Code (“Section 162(m)”) generally prohibits a public company from taking an income tax deduction for compensation over one million dollars paid to the Chief Executive Officer and its four other highest paid executive officers unless certain conditions are met. While the anticipated tax treatment of base and incentive compensation is given some weight in making compensation decisions, the Compensation Committee has not adopted a policy of limiting awards of compensation to amounts that would be deductible under Section 162(m) because the Compensation Committee believes that awards of compensation which would not comply with the Section 162(m) requirements may at times further the long-term interests of the Company and its stockholders. The Compensation Committee believes that it is important to maximize the corporate tax deductibility of executive compensation. Therefore, to ensure deductibility of payments made in the future, the Company will be seeking stockholder approval of its 2007 Long Term Incentive Plan at our next Annual Meeting.
Compensation Committee Report
     Based on the Compensation Committee’s review of the above Compensation Discussion and Analysis and discussions with management, the Compensation Committee recommends that the Board include the Compensation Discussion and Analysis.
COMPENSATION COMMITTEE:

Larry A. Gunning, Chairman	Bennett Dorrance
Robertson C. Jones	Michael M. Fisher
Compensation Committee Interlocks and Insider Participation
     No member of the Compensation Committee was at any time during 2006 or at any other time an officer or employee of Insight, and no member had any relationship with Insight requiring disclosure under Item 404 of Regulation S-K. No executive officer of Insight has served on the Board or Compensation Committee of any other entity that has or has had one or more executive officers who served as a member of the Board or the Compensation Committee of Insight during the 2006 fiscal year.

INSIGHT ENTERPRISES, INC.
Summary Compensation Table
     The table below sets forth the total compensation for services rendered to us by our principal executive officer, our principal financial officer and our three other most highly compensated executive officers. We refer to these persons as named executive officers. The amounts shown include both amounts paid and amounts deferred.

						Non-Equity
						Incentive Plan	All Other
Name and Principal				Stock Awards	Option Awards	Compensation	Compensation
Position	Year	Salary ($)	Bonus ($)(1)	($)(2)	($)(3)	($)(4)	($)(5)	Total ($)
Richard A. Fennessy
President and Chief Executive Officer	2006	695,000	150,000	807,555	2,313,872	1,397,553	4,812	5,368,792

Stanley Laybourne
Chief Financial Officer, Secretary and Treasurer	2006	350,000	80,000	223,916	445,404	900,646	3,454	2,003,420

Mark T. McGrath
President – Insight North America/APAC	2006	325,000	50,000	322,426	723,222	528,418	1,512	1,950,578

Stuart A. Fenton(6)
President – Insight EMEA	2006	370,430	78,341	163,938	360,340	179,880	55,361	1,208,290

Gary M. Glandon
Chief People Officer	2006	235,000	15,000	111,958	340,953	163,546	3,476	869,933

(1)	On February 15, 2007, the Compensation Committee approved discretionary cash bonuses for 2006 for the named executive officers.

(2)	These amounts reflect the dollar amount of compensation expense recognized for financial statement purposes for the year ended December 31, 2006, in accordance with SFAS No. 123R of awards pursuant to the 1998 LTIP and thus may include amounts from awards granted in and prior to 2006. No estimate of forfeitures is included in these amounts nor were any actual forfeitures included in these amounts.

(3)	These amounts reflect the dollar amount of compensation expense recognized for financial statement purposes for the year ended December 31, 2006, in accordance with SFAS No. 123R of awards pursuant to the 1998 LTIP and 1999 Broad Based Employee Stock Option Plan (the “1999 Broad Based Plan”) and thus may include amounts from awards granted prior to 2006. Assumptions used in the calculations of these amounts are included in the footnotes to the our audited consolidated financial statements for the fiscal years ended December 31, 2006 and 2005 which are included in Note 3 to Part II, Item 8 of this report. No estimate of forfeitures is included in these amounts nor were any actual forfeitures included in these amounts.

(4)	Non-Equity Incentive Plan Compensation includes bonuses paid to executives under the 2006 cash incentive plan as described in the Compensation Discussion and Analysis section.

(5)	All Other Compensation represents payments to:
•	Mr. Fennessy for matching contributions to his 401(k) and tax gross-up related to annual sales incentive trip of $3,300 and $1,512, respectively.

•	Mr. Laybourne for matching contributions to his 401(k) and tax gross-up related to annual sales incentive trip of $3,300 and $154, respectively.

•	Mr. McGrath for tax gross-up related to annual sales incentive trip of $1,512.

•	Mr. Fenton for auto allowances, retirement plan contribution and insurance premiums of $27,472, $26,928 and $961. The cost of the auto allowance for Mr. Fenton is considered a perquisite and exceeds $10,000.

•	Mr. Glandon for matching contributions to his 401(k) and tax gross-up related to annual sales incentive trip of $3,300 and $176, respectively

INSIGHT ENTERPRISES, INC.

(6)	Mr. Fenton is native of the United Kingdom. He is paid in British Pounds Sterling. The amounts above were determined by multiplying the average exchange rates applicable at March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006 by the compensation earned during the quarter.
Grants of Plan-Based Awards
     The following table sets forth information regarding grants of plan-based awards made during the year ended December 31, 2006 to the named executive officers.

			Estimated Future Payouts Under Non			Estimated Future Payouts Under Equity
			Equity Incentive Plan Awards (1)			Incentive Plan Awards (2)
									All Other Stock	Grant Date
									Awards: Number	Fair Value of
Name and Principal	Grant	Approval	Threshold	Target	Maximum	Threshold	Target	Maximum	of Shares of Stock	Stock Awards
Position	Date	Date(3)	($)	($)	($)	(#)	(#)	(#)	or Units (#) (4)	(S/Sh)
Richard A. Fennessy	1/19/2006	12/14/2005	—	—	—	—	24,000	36,000	—	21.36
	1/19/2006	12/14/2005	—	—	—	—	—	—	16,000	21.36
	1/24/2006	12/14/2005	—	1,203,750	1,805,625	—	—	—	—	—

Stanley Laybourne	1/19/2006	12/14/2005	—	—	—	—	18,000	27,000	—	21.36
	1/19/2006	12/14/2005	—	—	—	—	—	—	12,000	21.36
	1/24/2006	12/14/2005	—	775,750	1,163,625	—	—	—	—	—

Mark T. McGrath	1/19/2006	12/14/2005	—	—	—	—	18,000	27,000	—	21.36
	1/19/2006	12/14/2005	—	—	—	—	—	—	12,000	21.36
	1/24/2006	12/14/2005	—	465,985	698,978	—	—	—	—	—

Stuart A. Fenton	1/19/2006	12/14/2005	—	—	—	—	13,000	19,500	—	21.36
	1/19/2006	12/14/2005	—	—	—	—		—	9,000	21.36
	1/24/2006	12/14/2005	—	189,446 (4)	274,903 (4)	—	—	—	—	—

Gary M. Glandon	1/19/2006	12/14/2005	—	—	—	—	9,000	13,500	—	21.36
	1/19/2006	12/14/2005	—	—	—	—	—	—	6,000	21.36
	1/24/2006	12/14/2005	—	144,450	199,342	—	—	—	—	—

(1)	Under the 2006 cash incentive compensation plan, Messrs. Fennessy, Laybourne, Fenton, McGrath and Glandon, earned cash incentive compensation based on achievement of financial objectives against targeted amounts for the Company or their respective business units, with payout varying with financial performance levels below and above target levels (awards were discretionary over or below specified levels). The target cash incentive amount was based on achievement of non-GAAP quarterly operating margin percentage, paid quarterly, on achievement of annual revenue growth, paid annually, and on the achievement of individual goals, paid annually. For Mr. Glandon only, a portion was also paid quarterly based on performance against quarterly performance goals. Additionally, for Mr. Fennessy only, the Nominating and Governance Committee of the Board annually evaluates Mr. Fennessy’s performance for the preceding year and, based on that review, the Compensation Committee, in its discretion, retains the right with respect to adjust his actual cash incentive compensation.

(2)	Pursuant to the 2006 performance-based equity-based incentive compensation program, grants of performance-based RSUs to Messrs. Fennessy, Laybourne, Fenton, McGrath and Glandon were also made in January 2006, and the number of actual RSUs ultimately awarded was determined by actual achievement of consolidated non-GAAP diluted EPS of the Company for the fiscal year ending December 31, 2006 against target consolidated non-GAAP diluted EPS. On the vest date, the RSUs converted to service-based RSUs and one-third of the RSUs vested, with the remainder vesting ratably over the following two years. All grants of RSUs were made under the 1998 LTIP.

(3)	On December 14, 2005, the Compensation Committee approved the number of RSUs to be granted to each executive officer subject to the reporting requirements of Section 16(a) of the Exchange Act on a date in January 2006 concurrent with the date upon which all other eligible employees were granted RSUs.

INSIGHT ENTERPRISES, INC.

(4)	Under a service-based equity-based incentive compensation program, Messrs. Fennessy, Laybourne, Fenton, McGrath and Glandon received, in January 2006, varying levels of grants of service-based RSUs which vest ratably over three years. All grants of RSUs were made under the 1998 LTIP.

(5)	Mr. Fenton’s cash incentive threshold, target and maximum amounts for the 2006 cash incentive plan were translated into U.S. dollars using the average British Pound Sterling exchange rate in effect on the grant date of January 24, 2006 ($1.78).
Employment Agreements, Severance and Change in Control Plans
     The employment agreements with executives and the incentive compensation plans reflect our compensation philosophy. The employment agreements for Messrs. Fennessy, Laybourne, McGrath, Fenton and Glandon provide for continually renewing terms and establish base salaries and a mechanism for setting annual incentive bonuses. Under our 1998 LTIP, all outstanding options and other awards become fully exercisable and all restrictions on outstanding awards shall lapse upon a change in control. All other change in control benefits are “double trigger” (accelerated vesting is triggered by two events: a change in control plus a triggering termination under the change of control agreement), rather than “single trigger” (automated accelerated vesting upon a change in control).
The material terms of the employment agreements are as follows:
Richard A. Fennessy.
(i)	effective date as of November 15, 2004;

(ii)	a two-year initial term that automatically renews for a new two-year term each successive day after the start of the initial term;

(iii)	an annual salary of $695,000, increased to $700,000 effective January 1, 2007;

(iv)	a cash bonus of $350,000 that was paid within two weeks of the start date;

(v)	incentive compensation for years subsequent to 2005 determined by the Compensation Committee of the Board;

(vi)	a 500,000 share grant of non-qualified stock options of the Company granted at the start date at a price equal to the closing price of the Company’s common stock on the start date. The stock options vest ratably over three years and expire five years from the date of grant. The shares will become fully vested upon termination of employment for any reason, including cause, in the initial two year term and for the year following and will fully vest;

(vii)	a 250,000 share grant of non-qualified stock options of the Company granted on January 3, 2005 at a price equal to the closing price of the Company’s common stock on January 3, 2005. The stock options vest ratably over three years and expire five years from the date of grant, but the shares will become fully vested upon termination of employment for any reason, including cause;

(viii)	a 75,000 share grant of restricted stock of the Company granted on January 3, 2005. Restrictions lift ratably over three years following the date of grant but the shares will become fully vested upon termination of employment for any reason, including cause, or upon a change in control;

(ix)	reasonable relocation and travel fees were reimbursed, and grossed-up for income taxes, during the period of relocation, starting at the start date and continuing for up to nine months following start date; legal fees incurred by Mr. Fennessy of up to $25,000 for preparation and negotiation of the employment contract were reimbursed;

(x)	a severance payment upon termination “without cause” or termination by executive for “good reason” as those terms are defined in the agreement, payable on the date of termination, equal to two times Mr. Fennessy’s annual base salary, less any amounts paid during the notice period, and two times the higher annual bonus that would have been awarded, based on the calculation then in effect, during the one of the two immediately preceding fiscal years that would produce the higher award. Additionally, Mr. Fennessy will become fully vested in the initial 500,000 share option grant granted on his start date;

INSIGHT ENTERPRISES, INC.
(xi)	a severance payment following a “change in control” of the Company if Mr. Fennessy terminates his employment “with cause” or the Company terminates his employment “without cause,” as those terms are defined in the agreement, prior to the expiration of 24 months after the change in control occurs, payable within ten days of his last day of work, equal to two times his highest annual base salary in effect during the term of the agreement and two times the higher annual bonus that would have been awarded, based on the calculation then in effect, during the one of the two immediately preceding fiscal years which would produce the higher award. Mr. Fennessy will become vested in any and all stock bonus and stock option plans and agreements of the Company in which Mr. Fennessy has an interest, vested or contingent. Additionally, Mr. Fennessy will be eligible for benefits (life, disability, accident, group health and dental) through the earlier of 42 months following termination or eligibility for new benefits. All payments made following a change in control are to be grossed-up for Mr. Fennessy’s excise taxes if the payment exceeds prescribed limits;

(xii)	in the event of Mr. Fennessy’s death, his estate will be entitled to his annual base salary due through the date of his death and a prorated portion of any incentive compensation to which he would have been entitled had he not died for the year in which the agreement terminated due to death. In addition, his estate will receive a lump sum of the total amount of two times his annual base salary, less an amount equal to ninety days base salary;

(xiii)	in the event of Mr. Fennessy’s disability, he will be entitled to receive a lump sum of the total amount of two times his annual base salary, less an amount equal to ninety days base salary; and

(xiv)	the agreement also provides for non-disclosure by Mr. Fennessy of our confidential information and includes covenants by Mr. Fennessy not to compete with the Company for a period of two years following termination of employment and not to solicit the employees, suppliers and customers for one year following termination of employment.
     The table below outlines the potential payments to Mr. Fennessy upon the occurrence of certain termination triggering events assuming a hypothetical effective date of termination of December 31, 2006:

		Stock Based
		Compensation
Triggering Event	Severance	Awards(1)	Benefits	Total
Involuntary Termination Without Cause or Voluntary Termination for Good Reason	$4,320,106	$1,346,524	$—	$5,666,630

Involuntary Termination — Change in Control	4,495,106	2,200,494	52,500	6,748,100

Disability	2,097,250	—	—	2,097,250

Death	1,225,000	—	—	1,225,000

(1)	This value represents the unamortized expense related to outstanding options and the unamortized expense related to outstanding RSUs and restricted stock awards at December 31, 2006.
Stanley Laybourne.
(i)	effective date as of November 1, 2003;

(ii)	a two-year initial term that automatically renews for a new two-year term each successive day after the start of the initial term;

(iii)	an annual salary of $350,000, increased to $375,000 effective January 1, 2007;

(iv)	incentive compensation for years subsequent to 2005 determined by the Compensation Committee of the Board;

INSIGHT ENTERPRISES, INC.
(v)	a severance payment upon termination “without cause” or termination by executive for “good reason,” as those terms are defined in the agreement, payable on the date of termination, equal to two times Mr. Laybourne’s annual base salary, less any amounts paid during the notice period, and two times the higher annual bonus that would have been awarded, based on the calculation then in effect, during the one of the two immediately preceding fiscal years that would produce the higher award;

(vi)	a severance payment following a “change in control” of the Company if Mr. Laybourne terminates his employment “with cause” or the Company terminates his employment “without cause,” as those terms are defined in the agreement, prior to the expiration of 24 months after the change in control occurs, payable within ten days of his last day of work, equal to two times his highest annual base salary in effect during the term of the agreement and two times the higher annual bonus that would have been awarded, based on the calculation then in effect, during the one of the two immediately preceding fiscal years which would produce the higher award. Mr. Laybourne will become vested in any and all stock bonus and stock option plans and agreements of the Company in which Mr. Laybourne has an interest, vested or contingent. Additionally, Mr. Laybourne will be eligible for benefits (life, disability, accident, group health and dental) through the earlier of 42 months following termination or eligibility for new benefits. All payments made following a change in control are to be grossed-up for Mr. Laybourne’s excise taxes if the payment exceeds prescribed limits;

(vii)	in the event of Mr. Laybourne’s death, his estate will be entitled to his annual base salary due through the date of his death and a prorated portion of any incentive compensation to which he would have been entitled had he not died for the year in which the agreement terminated due to death. In addition, his estate will receive a lump sum of the total amount of two times his annual base salary, less ninety days;

(viii)	in the event of Mr. Laybourne’s disability, he will be entitled to receive a lump sum of the total amount of two times his annual base salary, less an amount equal to ninety days base salary; and

(ix)	the agreement also provides for non-disclosure by Mr. Laybourne of our confidential information and includes covenants by Mr. Laybourne not to compete with the Company for a period of two years following termination of employment and not to solicit the employees, suppliers and customers for one year following termination of employment.
     The table below outlines the potential payments to Mr. Laybourne upon the occurrence of certain termination triggering events assuming a hypothetical effective date of termination of December 31, 2006:

		Stock Based
		Compensation
Triggering Event	Severance	Awards(1)	Benefits	Total
Involuntary Termination Without Cause or Voluntary Termination for Good Reason	$2,617,542	$—	$—	$2,617,542

Involuntary Termination — Change in Control	2,711,292	721,095	52,500	3,484,887

Disability	656,250	—	—	656,250

Death	656,250	—	—	656,250

(1)	This value represents the unamortized expense related to outstanding options and the unamortized expense related to outstanding RSUs at December 31, 2006.
     On May 2, 2007, Insight announced that Mr. Laybourne is retiring from the Company and its Board of Directors. The effective date of his retirement is expected to be August 29, 2007. In connection with his retirement, the Company has agreed to provide Mr. Laybourne payments and benefits consistent with those required for termination without cause under his existing employment agreement. In addition, the Company has agreed to extend the exercise period for Mr. Laybourne’s vested, unexercised options to 90 days following his retirement date. The calculation of Mr. Laybourne’s

INSIGHT ENTERPRISES, INC.
severance, according to the terms described under his agreement, is $2,842,000 of non-cash stock-based compensation expense.
Mark T. McGrath.
(i)	effective as of May 23, 2005;

(ii)	a two-year initial term that automatically renews for a new two-year term each successive day after the start of the initial term;

(iii)	an annual salary of $325,000, increased to $375,000 effective January 1, 2007;

(iv)	incentive compensation for years subsequent to 2005 determined by the Compensation Committee of the Board;

(v)	a grant of 200,000 options to purchase shares of the common stock of Insight on the date Mr. McGrath commenced employment with the exercise price set as the closing price for the common stock of Insight on the date of grant. The options vest ratably over three years and expire five years from the date of grant;

(vi)	a 15,000 share grant of restricted stock shares of the Company granted at the start date. Restrictions lift ratably over three years following the date of grant;

(vii)	reasonable relocation and travel fees reimbursed and grossed-up for income taxes, during the period of relocation, starting at the start date and continuing for up to twelve months following start date;

(viii)	if Mr. McGrath’s employment is terminated “without cause” or if he resigns with “good reason,” as those terms are defined in the agreement, he will be entitled to a lump sum payment equal to two times his annual base salary (less any pay during the ninety day notice period), a prorated portion of any incentive compensation earned (and not previously paid) for the year in which termination (or resignation) takes place and one times the higher annual bonus from the two immediately preceding fiscal years;

(ix)	following a “change in control,” the agreement provides that if Mr. McGrath’s employment is terminated “without cause” or if Mr. McGrath terminates his employment for “good reason,” as these terms are defined in the agreement, prior to the expiration of 24 months following the change in control, Mr. McGrath will be entitled to receive a lump sum payment equal to two times his highest annual base salary in effect during the term of the agreement and two times the higher annual bonus from the two immediately preceding fiscal years. Additionally, Mr. McGrath will become vested in any and all stock bonus and stock option plans and will be eligible for benefits (life, disability, accident, group health and dental) through the earlier of 42 months following termination or eligibility for new benefits. All payments made following a change in control are to be grossed-up for Mr. McGrath’s excise taxes if the payment exceeds prescribed limits;

(x)	in the event of Mr. McGrath’s death, his estate will be entitled to his annual base salary due through the date of his death and a prorated portion of any incentive compensation to which he would have been entitled had he not died for the year in which the agreement terminated due to death. In addition, his estate will receive a lump sum of the total amount of two times his annual base salary, less an amount equal to ninety days base salary;

(xi)	in the event of Mr. McGrath’s disability, he will be entitled to receive a lump sum of the total amount of two times his annual base salary, less an amount equal to ninety days base salary; and

(xii)	the agreement also provides for non-disclosure by Mr. McGrath of our confidential information and includes covenants by Mr. McGrath not to compete with the Company for a period of as long as two years following termination of employment and not to solicit the employees, suppliers and customers for one year following termination of employment.

INSIGHT ENTERPRISES, INC.
     The table below outlines the potential payments to Mr. McGrath upon the occurrence of certain termination triggering events assuming a hypothetical effective date of termination of December 31, 2006:

		Stock Based
		Compensation
Triggering Event	Severance	Awards(1)	Benefits	Total
Involuntary Termination Without Cause or Voluntary Termination for Good Reason	$1,234,668	$—	$—	$1,234,668

Involuntary Termination — Change in Control	1,906,836	1,072,309	52,500	3,031,645

Disability	656,250	—	—	656,250

Death	656,250	—	—	656,250

(1)	This value represents the unamortized expense related to outstanding options and the unamortized expense related to outstanding RSUs and restricted stock awards at December 31, 2006.
Stuart A. Fenton.
(i)	effective date as of September 12, 2002, amended effective as of July 1, 2004;

(ii)	a term of employment that continues until terminated in accordance with the terms of the agreement;

(iii)	an annual salary of $370,400, increased to $419,000 effective January 1, 2007 (the amount is set in British Pounds Sterling and does not fluctuate with currency changes);

(iv)	eligibility for an incentive bonus, subject to achievement of performance criteria established by the Compensation Committee of the Board;

(v)	a grant of 50,000 options to purchase shares of the common stock of Insight shortly after the date Mr. Fenton commenced employment with the exercise price set as the closing price for the common stock of Insight on the date of grant. Half of the options vest three years from the date of grant and the other half vests five years from the date of grant;

(vi)	upon termination of employment for reasons other than those specifically defined in the agreement, we would be required to make a lump-sum payment in an amount equal to 165,000 GBP, less the amount paid in salary during the required statutory notice period; and

(vii)	the agreement also provides for non-disclosure by Mr. Fenton of our confidential information and includes covenants by Mr. Fenton not to compete with the Company for a period of twelve months following termination of employment and not to solicit the employees, suppliers and customers for period of up to eighteen months following termination of employment.

INSIGHT ENTERPRISES, INC.
     The table below outlines the potential payments to Mr. Fenton upon the occurrence of certain termination triggering events assuming a hypothetical effective date of termination of December 31, 2006:

		Stock Based
		Compensation
Triggering Event	Severance	Awards(1)	Total
Termination	$419,000	$—	$419,000

Involuntary Termination — Change in Control	419,000	557,266	976,266

(1)	This value represents the unamortized expense related to outstanding options unamortized expense related to RSUs at December 31, 2006.
Gary M. Glandon.
(i)	effective as of January 12, 2007;

(ii)	a one-year initial term that automatically renews for a new one-year term each successive day after the start of the initial term;

(iii)	an annual base salary that may be adjusted from time to time in accordance with the procedures established by the Compensation Committee for salary adjustments to executives ($255,000 in 2007);

(iv)	eligibility for an annual incentive bonus, subject to achievement of performance criteria established by the Compensation Committee of the Board;

(v)	if Mr. Glandon’s employment is terminated “without cause,” or if he resigns with “good reason,” he will be entitled to a lump sum payment equal to his annual base salary for the remainder of the initial contract term or current renewal term of the contract and incentive compensation equal to (1) with respect to any incentive compensation plan with quarterly objectives, the sum of (i) a prorated bonus for the quarter in which the termination takes place and (ii) four times executive’s bonus for the last completed quarter, plus (2) with respect to any incentive compensation plan with annual objectives, a prorated bonus for the year in which the termination takes place;

(vi)	following a “change in control,” the agreement provides that if Mr. Glandon’s employment is terminated “without cause” or if Mr. Glandon terminates his employment for “good reason,” as these terms are defined in the agreement, prior to the expiration of 12 months following the change in control, Mr. Glandon will be entitled to receive a lump sum payment equal to his annual base salary for the remainder of the initial contract term or current renewal term of the contract and incentive compensation equal to (1) with respect to any incentive compensation plan with quarterly objectives, the sum of (i) a prorated bonus for the quarter in which the termination takes place and (ii) four times executive’s bonus for the last completed quarter, plus (2) with respect to any incentive compensation plan with annual objectives, a prorated bonus for the year in which the termination takes place;

(vii)	in the event of Mr. Glandon’s death, his estate will be entitled to his annual base salary for ninety days following the date of death in addition to incentive compensation equal to (1) with respect to any incentive compensation plan with quarterly objectives, the sum of (i) a prorated bonus for the quarter in which the termination takes place and (ii) the amount of incentive compensation for the last completed quarter prior to his death, plus (2) with respect to any incentive compensation plan with annual objectives, a prorated bonus for the year in which his death takes place;

(viii)	in the event of Mr. Glandon’s disability, he will be entitled to his annual base salary for ninety days following the date of the disability in addition to incentive compensation equal to (1) with respect to any incentive compensation plan with quarterly objectives, the sum of (i) a prorated bonus for the quarter in which the disability takes place and (ii) the amount of incentive compensation for the last completed quarter prior to his

INSIGHT ENTERPRISES, INC.
disability, plus (2) with respect to any incentive compensation plan with annual objectives, a prorated bonus for the year in which his termination takes place; and

(ix)	the agreement also provides for non-disclosure by Mr. Glandon of our confidential information and includes covenants by Mr. Glandon not to compete with Insight for a period of one year following termination of employment and not to solicit the employees, suppliers and customers for one year following termination of employment.
     The table below outlines the potential payments to Mr. Glandon upon the occurrence of certain termination triggering events assuming a hypothetical effective date of termination of December 31, 2006:

		Stock Based
		Compensation
Triggering Event	Severance	Awards(1)	Total
Involuntary Termination Without Cause or Voluntary Termination for Good Reason	$612,092	$—	$612,092

Involuntary Termination — Change in Control	618,348	437,526	1,055,874

Disability	385,376	—	385,376

Death	385,376	—	385,376

(1)	This value represents the unamortized expense related to outstanding options and the unamortized expense related to outstanding RSUs at December 31, 2006.

INSIGHT ENTERPRISES, INC.
Outstanding Equity Awards at Fiscal Year-End
     The following table sets forth information regarding outstanding equity awards at December 31, 2006 for the named executive officers.

	Option Awards					Stock Awards
									Equity
								Equity	Incentive
								Incentive	Plan
								Plan	Awards:
							Market	Awards:	Market
			Equity				Value of	Number of	Value of
	Number		Incentive Plan				Shares,	Unearned	Unearned
	of	Number of	Awards:				Units or	Shares,	Shares,
	Securities	Securities	Number of			Number of	Other	Units or	Units or
	Underlying	Underlying	Securities			Shares or	Rights of	Other	Other
	Unexercised	Unexercised	Underlying			Units of Stock	Stock That	Rights That	Rights That
	Options	Options	Unexercised	Option	Option	That Have Not	Have Not	Have Not	Have Not
	Exercisable	Unexercisable	Unearned	Exercise Price	Expiration	Vested	Vested	Vested	Vested
Name	(#)	(#)	Options (#)	($)	Date	(#)(1)	($)(2)	(#)(3)	($)(4)
Richard A. Fennessy	333,334	166,666	—	19.90	11/15/2009	—	—	—	—
	83,334	166,666	—	20.36	1/3/2010	—	—	—	—
	33,334	66,666	—	18.53	5/6/2010	—	—	—	—
	—	—	—	—	—	50,000	943,500	—	—
	—	—	—	—	—	16,000	301,920	—	—
	—	—	—	—	—	—	—	28,800	543,456

Stanley Laybourne	25,000	—	—	15.22	9/30/2008
	37,500	—	—	16.92	7/1/2009	—	—	—	—
	69,750	23,250	—	21.25	2/4/2009	—	—	—	—
	90,000	—	—	18.42	9/28/2009	—	—	—	—
	7,500	—	—	18.42	9/28/2009	—	—	—	—
	15,000	—	—	18.42	9/28/2009	—	—	—	—
	112,500	—	—	22.67	2/3/2010	—	—	—	—
	26,667	53,333	—	18.53	5/6/2010	—	—	—	—
	150,000	—	—	16.19	1/2/2011
	—	—	—	—	—	12,000	226,440	—	—
	—	—	—	—	—	—	—	21,600	407,592

Mark T. McGrath	66,667	133,333	—	19.72	5/23/2010	—	—	—	—
	—	—	—	—	—	10,000	188,700	—	—
	—	—	—	—	—	12,000	226,440	—	—
	—	—	—	—	—	—	—	21,600	407,592

Stuart Fenton	8,333	—	—	7.04	3/4/2008	—	—	—	—
	34,875	11,625	—	21.25	2/4/2009	—	—	—	—
	8,333	8,333	—	16.18	8/26/2009	—	—	—	—
	20,000	40,000	—	18.53	5/6/2010	—	—	—	—
	—	25,000	—	10.02	10/14/2012	—	—	—	—
	—	—	—	—	—	9,000	169,830	—	—
	—	—	—	—	—	—	—	15,600	294,372

Gary M. Glandon	16,667	33,333	—	18.35	2/21/2010	—	—	—	—
	20,000	40,000	—	18.53	5/6/2010	—	—	—	—
	—	—	—	—	—	6,000	113,220	—	—
	—	—	—	—	—	—	—	10,800	203,796

INSIGHT ENTERPRISES, INC.

(1)	Under various service-based equity-based incentive compensation programs, Messrs. Fennessy, Laybourne, McGrath, Fenton, and Glandon have received varying levels of grants of service-based RSUs and restricted stock awards that will vest ratably over three years. All grants of RSUs were made under the 1998 Plan.

(2)	Represents the value based upon the number of shares awarded multiplied by the closing price on December 31, 2006 (calculated by multiplying the number of shares by $18.87, the closing price reported by The Nasdaq Global Select Market).

(3)	Pursuant to the 2006 performance-based equity-based incentive compensation program, grants of performance-based RSUs to Messrs. Fennessy, Laybourne, Fenton, McGrath and Glandon were also made in January 2006, and the number of actual RSUs ultimately awarded was determined by actual achievement of consolidated non-GAAP diluted EPS of the Company for the fiscal year ending December 31, 2006 against target consolidated non-GAAP diluted EPS. On the vest date, the RSUs converted to service-based RSUs and one-third of the RSUs vested, with the remainder vesting ratably over the following two years. All grants of RSUs were made under the 1998 Plan.

(4)	Represents the value based upon the number of shares awarded multiplied by the closing price on December 31, 2006 (calculated by multiplying the number of shares by $18.87, the closing price reported by The Nasdaq Global Select Market).
Option Exercises and Stock Vested Table
     The following table sets forth information with respect to shares of Insight Enterprises, Inc. common stock acquired through exercises of stock options and vesting of restricted shares and the number of shares acquired and value realized on exercise or vesting by the named executive officers.

	Option Awards				Stock Awards
	Number of				Number of
	Shares				Shares
	Acquired		Value Realized		Acquired	Value Realized
Name	on Exercise (#)		on Exercise ($)		on Vesting (#)	on Vesting ($)
Richard A. Fennessy	—		—		25,000	494,750

Stanley Laybourne	50,000		340,345		—	—
	50,000		338,350		—	—
	300,000	(1)	404,910	(1)	—	—

Mark T. McGrath	—		—		5,000	91,500

(1)	On June 30, 2006, we completed the sale of 100% of the outstanding stock of Direct Alliance to TeleTech and paid $2,696,000 to the holders of 1,997,500 exercised Direct Alliance stock options. See further discussion of this transaction in the footnotes to the our audited consolidated financial statements for the fiscal years ended December 31, 2006, which are included in Note 19 in Part II, Item 8 of this report.

INSIGHT ENTERPRISES, INC.
Director Compensation
     Employee directors do not receive any separate compensation for their Board activities. Each non-employee director receives $15,000 per quarter for serving on the Board, an additional $2,500 per quarter for each Board Committee on which he or she serves and reimbursement for reasonable expenses incurred in connection with service as a director. An additional $1,250 per quarter is paid to the director serving as Chairman of the Audit Committee. In 2006, outside directors received 2,000 RSUs upon joining the Board and 1,000 RSUs annually. Beginning in 2007, the annual award to outside directors increased to 2,500 RSUs based on peer group comparisons reported by Towers Perrin and will vest over three years, subject to continued Board service. For 2006, Mr. Timothy A. Crown, Chairman of the Board, was paid a $250,000 retainer in lieu of standard compensation for directors and based primarily on his consultative relationship with our Chief Executive Officer, Richard A. Fennessy, and his time commitments to the Company as Chairman of the Board. For 2007, the Compensation Committee has recommended to the Board for approval and the Board has approved a $50,000 retainer for Mr. Timothy A. Crown for service as Chairman of the Board, which is in addition to the standard fees for service as a non-employee director.

		Fees Earned or
		Paid in				All Other
		Cash	Stock Awards	Option Awards		Compensation
Name	Year	($)	($)(1)	($)(2)		($)	Total ($)
Eric J. Crown(3)	2006	62,500	5,418	11,771		—	79,689

Timothy A. Crown	2006	250,000	5,418	304,126	(4)	—	559,544

Bennett Dorrance	2006	82,500	5,418	19,055		—	106,973

Michael M. Fisher	2006	102,500	5,418	11,771		—	119,689

Larry A. Gunning	2006	80,000	5,418	11,771		—	97,189

Robertson C. Jones	2006	90,000	5,418	11,771		—	107,189

Kathleen S. Pushor	2006	82,500	5,418	17,201		—	105,119

David J. Robino(5)	2006	—	—	—		—	—

(1)	These amounts reflect the dollar amount recognized for financial statement purposes for the year ended December 31, 2006, in accordance with SFAS No. 123R of awards pursuant to the 1998 Plan and thus may include amounts from awards granted prior to 2006. Assumptions used in the calculations of these amounts are included in Note 3 to Part II, Item 8 of this report. An estimate of forfeitures is not included in these amounts nor were any actual forfeitures included in these amounts.

(2)	These amounts reflect the dollar amount recognized for financial statement purposes for the year ended December 31, 2006, in accordance with SFAS No. 123R of awards pursuant to the 1998 Plan and 1999 Broad Based Plan and thus may include amounts from awards granted in and prior to 2006. Assumptions used in the calculations of these amounts are included in Note 3 to Part II, Item 8 of this report. An estimate of forfeitures is not included in these amounts nor were any actual forfeitures included in these amounts.

(3)	On May 10, 2007, Mr. Crown informed us that he has decided not to stand for re-election to the Board and will retire from Board service upon the completion of his current term at the 2007 annual meeting of stockholders.

(4)	This compensation expense is related to a stock option award grant that Mr. Crown received on March 17, 2004 for 186,000 options while he was still our Chief Executive Officer. The award vests over four years.

(5)	Mr. Robino was appointed as a Class I director on May 1, 2007 and will stand for election at the 2007 meeting of stockholders.
The cost of certain perquisites and other personal benefits are not included because in the aggregate they did not exceed, in the case of any named executive officer, $10,000.

INSIGHT ENTERPRISES, INC.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
     The information required by this item and included under the captions “Securities Authorized for Issuance Under Equity Compensation Plans” can be found in Part II, Item 5 of the Annual Report on Form 10-K.
Security Ownership of Certain Beneficial Owners and Management
     The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 29, 2007 (except as otherwise indicated) by (i) each person or entity known to us own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of the named executive officers and (iv) all directors and executive officers as a group.

	Shares of Common Stock Beneficially
	Owned (1)
Name	Number of Shares		Percent
FMR Corp	6,347,182	(2)	12.93%

Barclays Global Investors, N.A. and affiliated entities	4,848,282	(3)	9.87%

Prudential Financial, Inc.	3,175,352	(4)	6.47%

Dimensional Fund Advisors Inc.	3,156,658	(5)	6.43%

Jennison Associates LLC	3,042,904	(6)	6.20%

Eric J. Crown	953,406	(7)	1.91%

Richard A. Fennessy	656,602	(8)	1.32%

Stanley Laybourne	571,784	(9)	1.15%

Timothy A. Crown	519,070	(10)	1.05%

Mark T. McGrath	159,534	(11)	*

Stuart A. Fenton	108,074	(12)	*

Gary M. Glandon	78,934	(13)	*

Robertson C. Jones	14,094	(14)	*

Bennett Dorrance	14,001	(15)	*

Michael M. Fisher	13,819	(16)	*

Larry A. Gunning	12,094	(17)	*

Kathleen S. Pushor	2,001	(18)	*

David J. Robino	—		*

All directors and executive officers as a group (15 persons)	3,348,494	(19)	6.48%

*	Less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to securities. In accordance with SEC rules, a person is deemed to own beneficially any shares that such person has the right to acquire within 60 days of the date of determination of beneficial ownership. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, to our knowledge the persons or entities named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

INSIGHT ENTERPRISES, INC.

(2)	Share data based on information in an amendment to a Schedule 13G filed on February 14, 2007 with the SEC by FMR Corp. As of December 31, 2006, the Schedule 13G indicates that FMR Corp. had sole voting power with respect to 1,235,567 shares, shared voting power with respect to no shares, sole dispositive power with respect to 6,347,182 shares and shared dispositive power with respect to no shares. The address of FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02199.

(3)	Share data based on information in a Schedule 13G filed on January 23, 2007 with the SEC by Barclays Global Investors, NA (“Barclays Investors”), Barclays Global Fund Advisors (“Barclays Fund Advisors”), Barclays Global Investors, LTD (“Barclays Investors Ltd.”), Barclays Global Investors Japan Trust and Banking Company Limited (“Barclays Japan Trust”) and Barclays Global Investors Japan Limited (“Barclays Japan Limited”). As of December 31, 2006, the Schedule 13G indicates that Barclays Investors has sole voting power as to 3,151,201 shares and sole dispositive power as 3,310,442 shares, Barclays Fund Advisors has sole voting power of 1,507,060 shares and sole dispositive power as to 1,507,060 shares, Barclays Investors Ltd. has sole voting power and sole dispositive power as to 30,780 shares, Barclays Japan Trust and Barclays Japan Limited both have sole voting power and sole dispositive power as to 0 shares. The address for Barclays Investors and Barclays Fund Advisors is 45 Fremont Street, San Francisco 94105, the address for Barclays Investors Ltd. is Murray House, 1 Royal Mint Court, London, EC3N 4HH, the address for Barclays Japan Trust and Barclays Japan Limited is Ebisu Prime Square Tower 8th Floor, 1-1-39 Hiroo Shibuy-Ku, Tokyo 150-0012 Japan.

(4)	Share data based on information in an amendment to a Schedule 13G filed on February 9, 2007 with the SEC by Prudential Financial, Inc. As of December 31, 2006, the Schedule 13G indicates that Prudential Financial Inc. had sole voting power with respect to 575,429 shares, shared voting power with respect to 2,599,923 shares, sole dispositive power with respect to 575,429 shares and shared dispositive power with respect to 2,599,923 shares. The address of Prudential Financial, Inc. is 751 Broad Street, Newark, New Jersey 07102-3777.

(5)	Share data based on information in an amendment to a Schedule 13G filed on February 9, 2007 with the SEC by Dimensional Fund Advisors Inc. As of December 31, 2006, the Schedule 13G indicates that Dimensional Fund Advisors Inc. had sole voting power with respect to 3,156,658 shares, shared voting power with respect to no shares, sole dispositive power with respect to 3,156,658 shares and shared dispositive power with respect to no shares. The address of Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.

(6)	Share data based on information in a Schedule 13G filed on February 13, 2007 with the SEC by Jennison Associates LLC. As of December 31, 2006, the Schedule 13G indicates that Jennison Associates LLC had sole voting power with respect to 3,042,904 shares, shared voting power with respect to no shares, sole dispositive power with respect to no shares and shared dispositive power with respect to 3,042,904 shares. The address of Jennison Associates LLC is 466 Lexington Avenue, New York, NY 10017.

(7)	Includes 700,061 shares subject to options exercisable within 60 days of June 29, 2007. The address for Mr. Crown is 1305 W. Auto Drive, Tempe, AZ 85284.

(8)	Includes 566,668 shares subject to options exercisable within 60 days of June 29, 2007. The address for Mr. Fennessy is 1305 W. Auto Drive, Tempe, AZ 85284.

(9)	Includes 560,584 shares subject to options exercisable within 60 days of June 29, 2007. The address for Mr. Laybourne is 1305 W. Auto Drive, Tempe, AZ 85284.

(10)	Includes 139,500 shares subject to options exercisable within 60 days of June 29, 2007. The address for Mr. Crown is 1305 W. Auto Drive, Tempe, AZ 85284.

(11)	Includes 133,334 shares subject to options exercisable within 60 days of June 29, 2007. The address for Mr. McGrath is 1305 W. Auto Drive, Tempe, AZ 85284.

(12)	Includes 99,874 shares subject to options exercisable within 60 days of June 29, 2007. The address for Mr. Fenton is 1305 W. Auto Drive, Tempe, AZ 85284.

(13)	Includes 73,334 shares subject to options exercisable within 60 days of June 29, 2007. The address for Mr. Glandon is 1305 W. Auto Drive, Tempe, AZ 85284.

(14)	Includes 11,760 shares subject to options exercisable within 60 days of June 29, 2007. The address for Mr. Jones is 1305 W. Auto Drive, Tempe, AZ 85284.

(15)	Includes 9,167 shares subject to options exercisable within 60 days of June 29, 2007. The address for Mr. Dorrance is 1305 W. Auto Drive, Tempe, AZ 85284.

(16)	Includes 11,760 shares subject to options exercisable within 60 days of June 29, 2007. The address for Mr. Fisher is 1305 W. Auto Drive, Tempe, AZ 85284.

(17)	Includes 11,760 shares subject to options exercisable within 60 days of June 29, 2007. The address for Mr. Gunning is 1305 W. Auto Drive, Tempe, AZ 85284.

INSIGHT ENTERPRISES, INC.

(18)	Includes 1,667 shares subject to options exercisable within 60 days of June 29, 2007. The address for Ms. Pushor is 1305 W. Auto Drive, Tempe, AZ 85284.

(19)	Includes 2,534,616 shares subject to options exercisable within 60 days of June 29, 2007.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Transactions with Related Persons and Certain Control Persons
     Our practice has been that any transaction with respect to a director or executive officer who are subject to the reporting requirements of Section 16(a) of the Exchange Act must be reviewed and approved in advance by the Audit Committee. Any such related party transactions will only be approved or ratified if the Audit Committee determines that such transaction will not impair the involved person’s service to, and exercise of judgment on behalf of, the company, or otherwise create a conflict of interest that would be detrimental to the company. All of the transactions relating to our directors and executive officers who are subject to the reporting requirements of Section 16(a) of the Exchange Act described below have been reviewed and approved or ratified by our Audit Committee.
     We sponsor the Insight Bowl, a post-season intercollegiate football game that is played annually in Arizona. We have a multi-year sponsorship agreement with the Valley of the Sun Bowl Foundation d/b/a Insight Bowl, the not-for-profit entity that conducts the Insight Bowl game and related activities. During 2006, we paid the Valley of the Sun Bowl Foundation and related entities approximately $1,196,000 for sponsorship arrangements, ticket purchases and miscellaneous expenses. Stanley Laybourne, a member of our Board and our Chief Financial Officer, Secretary and Treasurer, serves as the Chief Financial Officer of these organizations and receives nominal compensation from the organizations for that service. We believe we obtain important local and national public relations benefits from our sponsorship and participation in these events, and we use the Insight Bowl game and related events to entertain customers, suppliers and employees. We also believe the terms of the sponsorship agreement are as advantageous to us as we would obtain in an arm’s length transaction. The final sponsorship agreement was approved by our Board with Mr. Laybourne abstaining from the vote.
Director Independence
     The Board of Directors has determined that the following directors meet the independence requirements of the Marketplace Rules of the NASDAQ Stock Market: Mr. Dorrance; Mr. Fisher; Mr. Gunning; Mr. Jones; Ms. Pushor; and Mr. Robino. The independent directors hold executive sessions without management present on a quarterly basis and more often as they determine appropriate.
Item 14. Principal Accountant Fees and Services
     Our independent registered public accounting firm during the year ended December 31, 2006 was KPMG. KPMG has audited our consolidated financial statements since 1988.
Fees and Independence
     Audit Fees. KPMG billed us an aggregate of $5,026,000 and $1,560,000 for professional services rendered for the audit of our consolidated financial statements, reviews of our consolidated financial statements included in our quarterly reports on Form 10-Q and statutory audits for foreign subsidiaries for the years ended December 31, 2006 and 2005, respectively.
     Audit-Related Fees. KPMG billed us an aggregate of $0 and $0 for assurance and services related to employee benefit plan audits, accounting consultations, due diligence related to mergers and acquisitions and additional attest services for the years ended December 31, 2006 and 2005, respectively.
     Tax Fees. Tax fees billed by KPMG for the years ended December 31, 2006 and 2005 of $95,000 and $123,000, respectively, include fees for services relating to tax compliance, unclaimed property, expatriates and tax planning and advice, including assistance with tax audits.
     All Other Fees. There were no other fees paid to KPMG for the years ended December 31, 2006 and 2005.
     The Audit Committee has determined that the provision of services by KPMG described in the preceding paragraphs is compatible with maintaining KPMG’s independence. All permissible non-audit services provided by KPMG in 2006 were pre-approved by the Audit Committee. In addition, no audit engagement hours were spent by people other than KPMG’s full-time, permanent employees.

INSIGHT ENTERPRISES, INC.
     Pursuant to Section 202 of the Sarbanes-Oxley Act of 2002, our Audit Committee has approved all auditing and non-audit services performed to date and currently planned to be provided related to the fiscal year 2006 by our independent registered public accounting firm, KPMG. The services include the annual audit, quarterly reviews, statutory audits for foreign subsidiaries, issuances of consents related to SEC filings and certain tax compliance services.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Financial Statements and Schedules
     The Consolidated Financial Statements of Insight Enterprises, Inc. and subsidiaries and the Reports of Independent Registered Public Accounting Firm are filed herein beginning on page 54 as set forth under Item 8 of this report.
     Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included in the consolidated financial statements or notes thereto.
(b) Exhibits
     The exhibits list in the Index to Exhibits immediately following the signature page is incorporated herein by reference as the list of exhibits required as part of this report.

INSIGHT ENTERPRISES, INC.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Tempe, State of Arizona, on this 25th day of July, 2007.

INSIGHT ENTERPRISES, INC.

By	/s/ Richard A. Fennessy
Richard A. Fennessy Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard A. Fennessy Richard A. Fennessy	President, Chief Executive Officer and Director	July 25, 2007

/s/ Stanley Laybourne Stanley Laybourne	Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial Officer)	July 25, 2007

/s/ Timothy A. Crown Timothy A Crown	Chairman of the Board	July 25, 2007

/s/ Eric J. Crown Eric J. Crown	Director (Chairman Emeritus)	July 25, 2007

/s/ Bennett Dorrance Bennett Dorrance	Director	July 25, 2007

/s/ Michael M. Fisher Michael M. Fisher	Director	July 25, 2007

/s/ Larry A. Gunning	Director	July 25, 2007
Larry A. Gunning

/s/ Robertson C. Jones Robertson C. Jones	Director	July 25, 2007

/s/ Kathleen S. Pushor Kathleen S. Pushor	Director	July 25, 2007

/s/ David J. Robino David J. Robino	Director	July 25, 2007

INSIGHT ENTERPRISES, INC.
EXHIBITS TO FORM 10-K
YEAR ENDED DECEMBER 31, 2006
Commission File No. 000-25092
(Unless otherwise noted, exhibits are filed herewith.)

Exhibit No.		Description
3.1		—	Composite Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of our annual report on Form 10-K filed on February 17, 2006).

3.2		—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on May 7, 2007).

3.3		—	Form of Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 5 of our Registration Statement on Form 8-A (no. 00-25092) filed on March 17, 1999).

4.1		—	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).

4.2		—	Stockholder Rights Agreement and Exhibits A and B (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on March 17, 1999).

10.1	(1)	—	Form of Indemnification Agreement.

10.2	(2)	—	1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of our Registration Statement on Form S-8 (No. 333-110915) declared effective December 4, 2004).

10.3	(2)	—	1998 Employee Restricted Stock Plan (incorporated by reference to Exhibit 99.3 of our Form S-8 (No. 333-69113) filed on December 17, 1998).

10.4	(2)	—	1998 Officer Restricted Stock Plan (incorporated by reference to Exhibit 99.2 of our Form S-8 (No. 333-69113) filed on December 17, 1998).

10.5	(2)	—	1999 Broad Based Employee Stock Option Plan (incorporated by reference to Exhibit 10.14 of our annual report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000).

10.6	(2)	—	Executive Service Agreement between Insight Direct UK Limited and Stuart Fenton dated September 12, 2002 (incorporated by reference to Exhibit 10.31 of our annual report on Form 10-K for the year ended December 31, 2002 filed on March 27, 2003).

10.7	(3)	—	Receivables Purchase Agreement dated as of December 31, 2002 among Insight Receivables, LLC, Insight Enterprises, Inc., Jupiter Securitization Corporation, Bank One NA (main office – Chicago), and the entities party thereto from time to time as financial institutions (incorporated by reference to Exhibit 10.38 of our annual report on Form 10-K for the year ended December 31, 2002 filed on March 27, 2003).

10.8		—	Amended and Restated Receivables Sale Agreement dated as of September 3, 2003 by and among Insight Direct USA, Inc. and Insight Public Sector, Inc. as originators, and Insight Receivables, LLC, as buyer (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 13, 2003).

10.9		—	Amendment No. 1 to Receivables Purchase Agreement dated as of September 3, 2003 among Insight Receivables, LLC, Insight Enterprises, Inc. and Jupiter Securitization Corporation, Bank One NA (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 13, 2003).

10.10		—	Amendment No. 2 to Receivables Purchase Agreement dated as of December 23, 2003 among Insight Receivables, LLC, Insight Enterprises, Inc. and Jupiter Securitization Corporation, Bank One NA (incorporated by reference to Exhibit 10.42 of our annual report on Form 10-K for the year ended December 31, 2003 filed March 11, 2004).

10.11	(2)	—	Employment Agreement between Insight Enterprises, Inc. and Karen K. McGinnis dated as of and effective October 15, 2004 (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q for the quarter ended September 30, 2004 filed November 8, 2004).

INSIGHT ENTERPRISES, INC.
EXHIBITS TO FORM 10-K
YEAR ENDED DECEMBER 31, 2006
Commission File No. 000-25092

Exhibit No.		Description
10.12	(2)	—	Employment Agreement between Insight Enterprises, Inc. and Richard A. Fennessy dated as of October 24, 2004, effective November 15, 2004 (incorporated by reference to Exhibit 99.1 of our current report on Form 8-K filed October 28, 2004).

10.13	(2)	—	Employment Agreement between Insight Enterprises, Inc. and Stanley Laybourne dated as of November 23, 2004, effective November 1, 2004 (incorporated by reference to Exhibit 10.21 of our annual report on Form 10-K filed March 7, 2005.

10.14	(2)	—	First Amendment to Employment Agreement between Insight Enterprises, Inc. and Timothy A. Crown dated as of March 4, 2005 and effective March 1, 2005 (incorporated by reference to Items 1.01 & 1.02 of our current report on Form 8-K filed March 10, 2005).

10.15	(2)	—	Employment Agreement between Insight Enterprises, Inc. and Gary M. Glandon dated as of February 9, 2005 and effective February 21, 2005 (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q filed May 9, 2005).

10.16	(2)	—	Grants of options and restricted stock for certain executives (incorporated by reference to Item 1.01 of our current report on Form 8-K filed May 12, 2005).

10.17	(2)	—	Amendment to Executive Service Agreement between Insight Direct (UK) and Stuart Fenton dated as of March 1, 2005 and effective July 1, 2004 (incorporated by reference to Exhibit 10.25 of our annual report on Form 10-K, filed March 7, 2005).

10.18	(2)	—	First Amendment to Employment Agreement between Insight Enterprises, Inc. and Karen K. McGinnis dated as of April 26, 2005 and effective January 1, 2005 (incorporated by reference to Exhibit 10.3 of our quarterly report on Form 10-Q filed May 9, 2005).

10.19		—	Amendment No. 5 to Receivables Purchase Agreement dated as of March 25, 2005 among Insight Receivables, LLC (the “Seller”), Insight Enterprises, Inc. (the “Servicer”), JP Morgan Chase Bank N.A. (successor by merger to Bank One, NA (Main Office Chicago)), as a Financial Institution and as Agent (in its capacity as Agent, the “Agent”), and Jupiter Securitization Corporation (“Jupiter”) (incorporated by reference to Exhibit 10.4 of our quarterly report on Form 10-Q filed May 9, 2005).

10.20	(2)	—	Employment Agreement between Insight Direct USA, Inc. and Mark McGrath dated as of May 15, 2005 to be effective May 23, 2005 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed May 19, 2005).

10.21	(2)	—	Summary description of 2006 incentive compensation plans for certain executives (incorporated by reference to Item 1.01 of our current report on Form 8-K filed December 20, 2005).

10.22		—	Amendment No. 6 to Receivables Purchase Agreement dated as of December 19, 2005 among Insight Receivables, LLC (the “Seller”), Insight Enterprises, Inc. (the “Servicer”), JP Morgan Chase Bank N.A. (successor by merger to Bank One, NA (Main Office Chicago)), as a Financial Institution and as Agent (in its capacity as Agent, the “Agent”), and Jupiter Securitization Corporation (“Jupiter”) (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed December 22, 2005).

10.23	(2)	—	Grants of restricted stock units under 2006 incentive compensation plan for certain executives (incorporated by reference to Item 1.01 of our current report on Form 8-K filed January 23, 2006).

10.24		—	Stock Purchase Agreement, dated as of June 14, 2006, by and among Teletech Holdings, Inc., Insight Enterprises, Inc. and Direct Alliance Corporation (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on June 15, 2006).

10.25		—	Stock Purchase Agreement, dated as of July 20, 2006, by and among Insight Enterprises, Inc., Level 3 Communications, Inc. and Technology Spectrum Inc. (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on July 21, 2006).

INSIGHT ENTERPRISES, INC.
EXHIBITS TO FORM 10-K
YEAR ENDED DECEMBER 31, 2006
Commission File No. 000-25092

Exhibit No.		Description
10.26		—	Amended and Restated Credit Agreement, dated as of September 7, 2006, among Insight Enterprises, Inc., the European borrowers, the lenders party thereto, J.P. Morgan Europe Limited, as European agent, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on September 8, 2006).

10.27		—	Amendment No. 7 to Receivables Purchase Agreement, dated as of September 7, 2006, among Insight Receivables, LLC, Insight Enterprises, Inc., JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA (Main Office Chicago)), as a Financial Institution and as Agent, and Jupiter Securitization Company LLC (formerly Jupiter Securitization Corporation) (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on September 8, 2006).

10.28	(2)	—	Summary description of 2007 incentive compensation plans for certain executives (incorporated by reference to Item 5.02 of our current report on Form 8-K filed January 30, 2007).

10.29	(2)	—	Approval of discretionary cash bonuses for certain executives (incorporated by reference to Item 5.02 of our current report on Form 8-K filed February 21, 2007).

10.30	(2)	—	Stanley Laybourne Retirement Termination Program- Summary of Key Terms.

21		—	Subsidiaries of the Registrant.

23.1		—	Consent of KPMG LLP.

31.1		—	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2		—	Certification of Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1		—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	We have entered into a separate indemnification agreement with each of the following directors and executive officers that differ only in party names and dates: Eric J. Crown, Timothy A. Crown, Bennett Dorrance, Richard A. Fennessy, Michael M. Fisher, Larry A. Gunning, Robertson C. Jones, Stanley Laybourne, Kathleen S. Pushor, David J. Robino and Karen K. McGinnis. Pursuant to the instructions accompanying Item 601 of Regulation S-K, the Registrant is filing the form of such indemnification agreement.

(2)	Management contract or compensatory plan or arrangement.