Form 10-Q
period 2007-03-31
INSIGHT ENTERPRISES INC
filed 2007-07-26
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007
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
Yes ☐            No ☑
The number of shares outstanding of the issuer’s common stock as of June 29, 2007 of 49,100,749.

INSIGHT ENTERPRISES, INC.
FORM 10-Q QUARTERLY REPORT
Three Months Ended March 31, 2007

INSIGHT ENTERPRISES, INC.
EXPLANATORY NOTE REGARDING RESTATEMENT OF OUR
CONSOLIDATED FINANCIAL STATEMENTS
          In this Quarterly Report on Form 10-Q, we have restated our consolidated statements of earnings and of cash flows for the three months ended March 31, 2006.
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
          All financial information contained in this Quarterly Report on Form 10-Q gives effect to the restatements of our consolidated financial statements as described above. We have not amended, and we do not intend to amend, our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for each of the fiscal years and fiscal quarters of 1995 through 2005, and for the first six months of the fiscal year ended December 31, 2006. Financial information included in reports previously filed or furnished by Insight Enterprises, Inc. for the periods from January 1, 1995 through June 30, 2006 should not be relied upon and were superseded by the information in our Annual Report on Form 10-K for the Year Ended December 31, 2006.
          Management had determined that we had a material weakness in our internal control over financial reporting relating to the implementation and administration of our equity compensation programs and the accounting for awards thereunder as of December 31, 2006. As described in more detail in Item 4 of this Quarterly Report, although the Company made its last stock option grant on November 30, 2005, based on the findings of the Options Subcommittee, the problems uncovered during the review have caused the Company to undertake remedial measures to ensure that similar problems cannot occur in connection with its grants of restricted stock. We have identified and are implementing measures designed to remedy this material weakness.
FORWARD-LOOKING INFORMATION
          Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect net sales, gross profit, operating expenses, earnings from continuing operations, non-operating income and expenses or net earnings; effects of acquisitions; projections of capital expenditures and growth; hiring plans; plans for future operations; the availability of financing and our needs or plans relating thereto; plans relating to our products and services; the effect of new accounting principles or changes in accounting policies; the effect of guaranty and indemnification obligations; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions, and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements, include but are not limited to, the following, which are discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006:
•	changes in the information technology industry and/or the economic environment;

•	our reliance on suppliers for product availability, marketing funds, purchasing incentives and competitive products to sell;

•	disruptions in our information technology and voice and data networks, including migration of Software Spectrum to our information technology and voice and data networks;

•	the integration and operation of Software Spectrum, including our ability to achieve the expected benefits of the acquisition;

•	actions of our competitors, including manufacturers of products we sell;

•	the informal inquiry from the SEC and the fact that we could be subject to stockholder litigation related to the investigation by the Options Subcommittee of our Board of Directors into our historical stock option granting practices and the related restatement of our consolidated financial statements;

INSIGHT ENTERPRISES, INC.
•	the recently enacted changes in securities laws and regulations, including potential risk resulting from our evaluation of internal controls under the Sarbanes-Oxley Act of 2002;

•	the risks associated with international operations;

•	sales of software licenses are subject to seasonal changes in demand;

•	increased debt and interest expense and lower availability on our financing facilities;

•	increased exposure to currency exchange risks;

•	our dependence on key personnel;

•	risk that purchased goodwill or amortizable intangible assets become impaired;

•	our failure to comply with the terms and conditions of our public sector contracts;

•	risks associated with our very limited experience in outsourcing business functions to India;

•	rapid changes in product standards; and

•	intellectual property infringement claims.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
INSIGHT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$32,160	$54,697
Accounts receivable, net of allowances for doubtful accounts of $23,287 and $23,211, respectively	798,779	994,892
Inventories	96,439	97,751
Inventories not available for sale	28,132	31,112
Deferred income taxes	15,908	15,583
Other current assets	30,261	32,359

Total current assets	1,001,679	1,226,394

Property and equipment, net of accumulated depreciation of $91,757 and $89,968, respectively	132,830	129,256
Buildings held for lease, net of accumulated depreciation of $4,739 and $4,543, respectively	16,326	16,522
Goodwill	297,906	296,781
Intangible assets, net of accumulated amortization of $7,022 and $3,796, respectively	84,354	86,929
Deferred income taxes	2,789	—
Other long-term assets	19,079	18,269

	$1,554,963	$1,774,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$456,249	$611,367
Accrued expenses and other current liabilities	108,503	136,401
Current portion of long-term debt	15,000	15,000
Deferred revenue	27,688	40,728
Line of credit	8,000	15,000

Total current liabilities	615,440	818,496

Long-term debt	178,500	224,250
Long-term deferred income taxes	20,448	19,403
Other long-term liabilities	21,913	21,652

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 49,096 shares at March 31, 2007 and 48,868 shares at December 31, 2006 issued and outstanding	491	489
Additional paid-in capital	367,914	363,308
Retained earnings	314,932	297,664
Accumulated other comprehensive income — foreign currency translation adjustment	35,325	28,889

Total stockholders’ equity	718,662	690,350

	$1,554,963	$1,774,151

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
		As Restated (1)
Net sales	$1,123,975	$732,824
Costs of goods sold	970,800	635,718

Gross profit	153,175	97,106
Selling and administrative expenses	129,758	76,105

Earnings from operations	23,417	21,001
Non-operating (income) expense:
Interest income	(2,112)	(922)
Interest expense	5,759	797
Net foreign currency exchange (gain) loss	(654)	31
Other expense, net	217	162

Earnings from continuing operations before income taxes	20,207	20,933
Income tax expense	7,911	7,491

Net earnings from continuing operations	12,296	13,442

Earnings from discontinued operations, net of taxes of $111 and $865, respectively	171	1,382
Gain on sale of discontinued operation, net of taxes of $3,135 in 2007	4,801	—

Net earnings from discontinued operations	4,972	1,382

Net earnings	$17,268	$14,824

Net earnings per share — Basic:
Net earnings from continuing operations	$0.25	$0.28
Net earnings from discontinued operations	0.10	0.03

Net earnings per share	$0.35	$0.31

Net earnings per share — Diluted:
Net earnings from continuing operations	$0.25	$0.28
Net earnings from discontinued operations	0.10	0.03

Net earnings per share	$0.35	$0.31

Shares used in per share calculations:
Basic	49,010	48,002

Diluted	49,291	48,116

(1)	See Note 2 “Restatement of Consolidated Financial Statements.”
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2007	2006
		As Restated (1)
Cash flows from operating activities:
Net earnings from continuing operations	$12,296	$13,442
Plus: net earnings from discontinued operations	4,972	1,382

Net earnings	17,268	14,824
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,913	4,605
Provision for losses on accounts receivable	884	863
Write-downs of inventories	1,654	2,041
Non-cash stock-based compensation	2,265	3,172
Gain on sale of discontinued operation	(7,937)	—
Excess tax benefit from employee gains on stock-based compensation	(41)	(2,662)
Deferred income taxes	(2,676)	(39)
Changes in assets and liabilities:
Decrease in accounts receivable	182,155	62,973
(Increase) decrease in inventories	(3,989)	35,765
Decrease (increase) in other current assets	2,360	(835)
(Increase) decrease in other assets	(5,993)	258
Decrease in accounts payable	(117,725)	(6,934)
Decrease in inventories financing facility	—	(4,281)
Decrease in deferred revenue	(12,768)	(1,121)
(Decrease) increase in accrued expenses and other liabilities	(24,991)	4,975

Net cash provided by operating activities	39,379	113,604

Cash flows from investing activities:
Proceeds from sale of discontinued operation	28,694	—
Purchases of property and equipment	(8,376)	(9,655)

Net cash provided by (used in) investing activities	20,318	(9,655)

Cash flows from financing activities:
Repayments on short-term financing facility	—	(45,000)
Borrowings on long-term financing facility	121,000	—
Repayments on long-term financing facility	(163,000)	—
Decrease in book overdrafts	(31,456)	—
Repayments on term loan	(3,750)	—
Net repayments on line of credit	(7,000)	(21,309)
Proceeds from sales of common stock under employee stock plans	2,363	6,840
Excess tax benefit from employee gains on stock-based compensation	41	2,662

Net cash used in financing activities	(81,802)	(56,807)

Cash flows from discontinued operations:
Net cash used in operating activities	—	(322)
Net cash used in investing activities	—	(1,070)
Net cash used in financing activities	—	—

Net cash used in discontinued operations	—	(1,392)

Foreign currency exchange effect on cash flow	(432)	1,942

(Decrease) increase in cash and cash equivalents	(22,537)	47,692
Cash and cash equivalents at beginning of period	54,697	35,145

Cash and cash equivalents at end of period	$32,160	$82,837

(1)	See Note 2 “Restatement of Consolidated Financial Statements.”
See accompanying notes to consolidated financial statements

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation and Recently Issued Accounting Pronouncements
          We are a leading provider of brand-name information technology (“IT”) hardware, software and services to large enterprises, small- to medium-sized businesses and public sector institutions in North America, Europe, the Middle East, Africa and Asia-Pacific. We operate in three reportable geographic operating segments: North America; EMEA (Europe, the Middle East and Africa); and APAC (Asia-Pacific). Currently, our offerings in North America and the United Kingdom include brand-name IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC currently only include software and select software-related services.
          On March 1, 2007, we completed the sale of PC Wholesale, a division of our North America operating segment. The transaction generated net cash proceeds of $28.7 million for net assets sold, which are subject to certain post-closing adjustments. Accordingly, PC Wholesale’s results of operations for all periods presented are classified as a discontinued operation. See further information in Note 11.
          The accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2007 and our results of operations and cash flows for the three months ended March 31, 2007 and 2006. The consolidated balance sheet as of December 31, 2006 was derived from the audited consolidated balance sheet at such date. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the SEC and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).
          The results of operations for such interim periods are not necessarily indicative of results for the full year, due in part to the seasonal nature of the business. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the related notes thereto, in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
Recently Issued Accounting Pronouncements
          In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the information used to measure fair value, and (3) the effect that fair-value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are in the process of determining the effect that the adoption of SFAS No. 157 will have on our consolidated financial statements and disclosures.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
          In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 applies to all entities subject to income taxes and covers all tax positions accounted for in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation requires that we recognize the effect of a tax position in our consolidated financial statements if there is a greater likelihood than not of the position being sustained upon audit, based on the technical merits of the position. The provisions of FIN 48 are effective January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. We did not record an adjustment to beginning retained earnings as a result of the implementation of FIN 48. See further discussion regarding our implementation of FIN 48 in Note 6.
          On May 2, 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, or FSP FIN 48-1, which amends FIN 48, to provide guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under FSP FIN 48-1, a tax position is considered to be effectively settled if the taxing authority completed its examination, the company does not plan to appeal, and it is remote that the taxing authority would rexamine the tax position in the future.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Restatement Adjustments
          Our restated consolidated financial statements contained in this Form 10-Q incorporate stock-based compensation expense, including the income tax impacts related to the restatement adjustments. The restatement adjustments result in a $30.9 million reduction of retained earnings as of December 31, 2005. The total restatement impact for the years ended December 31, 1995 through December 31, 2005, of $30.9 million, net of related tax benefits of $16.5 million, has been reflected as a prior period adjustment to beginning retained earnings as of January 1, 2006.
          In addition to the restatements for stock-based compensation, we recorded a pre-tax adjustment for $1.0 million to record a legal settlement expense that was recorded in the first quarter of 2006, which should have been recorded in the fourth quarter of 2005. The tax effect of this adjustment was $0.4 million.
          The following table summarizes the effect of the restatement adjustments on beginning retained earnings as of January 1, 2006, ending retained earnings as of March 31, 2006, and net earnings for the three months ended March 31, 2006 (in thousands):

	Net Earnings	Retained Earnings	Retained Earnings
	Three Months Ended
	March 31, 2006	March 31, 2006	January 1, 2006

As previously reported	$14,214	$266,533	$252,318

Adjustments:
Stock option compensation expense	—	(47,399)	(47,399)
Other miscellaneous accounting adjustments	1,000	—	(1,000)
Income tax benefit	(390)	16,537	16,927

Total adjustments	610	(30,862)	(31,472)

As restated	$14,824	$235,671	$220,846

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
     The tables below present the decrease (increase) in net earnings resulting from the individual restatement adjustments for each respective period presented and are explained in further detail following the table (in thousands):

	Three Months
	Ended	Year Ended
	March 31, 2006	2005	2004	2003	2002	2001	2000
Stock option compensation from continuing operations:
Discretionary Grants	$—	$42	$196	$3,510	$11,716	$4,190	$5,830
Anniversary Grants	—	—	13	127	929	1,591	1,432
Promotion Grants	—	2	5	24	105	186	111
New Hire Grants	—	7	19	(15)	39	14	48
Program Grants	—	—	1	8	28	89	23

Total stock compensation expense from continuing operations	—	51	234	3,654	12,817	6,070	7,444

Other miscellaneous accounting adjustments:
Adjustment to record legal settlement in appropriate period	(1,000)	1,000	—	—	—	—	—

Total other miscellaneous accounting adjustments	(1,000)	1,000	—	—	—	—	—

Total adjustments to earnings from continuing operations before income taxes	(1,000)	1,051	234	3,654	12,817	6,070	7,444
Income tax (expense) benefit	(390)	392	196	1,579	4,331	2,009	2,620

Total adjustments to earnings from continuing operations	(610)	659	38	2,075	8,486	4,061	4,824

Total stock option compensation expense from discontinued operations	—	41	56	880	4,834	2,951	2,344
Income tax benefit	—	16	23	326	1,652	980	790

Total adjustments to net earnings from discontinued operations, net of taxes	—	25	33	554	3,182	1,971	1,554

Total adjustments to net earnings before cumulative effect of change in accounting principle	(610)	684	71	2,629	11,668	6,032	6,378
Total adjustments to cumulative effect of change in accounting principle	—	—	—	—	—	—	—

Total decrease (increase) in net earnings	$(610)	$684	$71	$2,629	$11,668	$6,032	$6,378

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Year Ended
	1999	1998	1997	1996	1995	Total
Stock option compensation from continuing operations:
Discretionary Grants	$1,341	$1,654	$528	$18	$1	$29,026
Anniversary Grants	243	11	—	1	—	4,347
Promotion Grants	97	21	—	—	—	551
New Hire Grants	350	108	31	15	1	617
Program Grants	71	188	69	—	—	477

Total stock compensation expense from continuing operations	2,102	1,982	628	34	2	35,018

Other miscellaneous accounting adjustments:
Adjustment to record legal settlement in appropriate period	—	—	—	—	—	—

Total other miscellaneous accounting adjustments	—	—	—	—	—	—

Total adjustments to earnings from continuing operations before income taxes	2,102	1,982	628	34	2	35,018
Income tax benefit	702	657	210	13	1	12,320

Total adjustments to earnings from continuing operations	1,400	1,325	418	21	1	22,698

Total stock option compensation expense from discontinued operations	704	433	123	13	2	12,381
Income tax benefit	215	162	47	5	1	4,217

Total adjustments to net earnings from discontinued operations	489	271	76	8	1	8,164

Total adjustments to net earnings before cumulative effect of change in accounting principle	1,889	1,596	494	29	2	30,862
Total adjustments to cumulative effect of change in accounting principle	—	—	—	—	—	—

Total decrease (increase) in net earnings	$1,889	$1,596	$494	$29	$2	$30,862

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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
Income Tax Benefit — The Company recorded a net income tax benefit of approximately $16.5 million in connection with the stock-based compensation related expense during the period from fiscal year 1995 to December 31, 2005, net of estimated limitations under Internal Revenue Code Section 162(m). This tax benefit resulted in an increase of the Company’s deferred tax assets for most U.S. affected stock options prior to the exercise or forfeiture of the related options. With the exception of UK employees exercising options after 2002, the Company recorded no tax benefit or deferred tax asset for affected stock options granted to non-U.S. employees because the Company determined that it could not receive tax benefits for these options. Further, the Company limited the deferred tax assets recorded for affected stock options granted to certain highly paid officers to reflect estimated limitations on tax deductibility under Internal Revenue Code Section 162(m). Upon exercise or forfeiture of the underlying options, the excess or deficiency in deferred tax assets are written-off to paid-in capital in the period of exercise or forfeiture.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
          Prior to May 16, 2003, the CEO approved stock option awards to Section 16 Officers. Evidence of CEO approval typically consisted of an email containing the grant terms. Effective with the May 16, 2003 Compensation Committee meeting, the Compensation Committee was required to approve grants to the Section 16 Officers. Evidence of Compensation Committee approval included Compensation Committee minutes or a signed Unanimous Written Consent (“UWC”). The Company determined that certain grants to these individuals required alternative measurement dates based on the date of approval identified in the supporting documentation. The Company recorded a pre-tax adjustment to compensation expense totaling $9.5 million in connection with discretionary grants to Section 16 Officers, in addition to the $13.3 million pre-tax adjustment for grants to the three highest ranking executives of the Company, during the Relevant Period.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Effect of the Restatement Adjustments on our Consolidated Financial Statements
          The following table presents the effect of the financial statement restatement adjustments on the Company’s previously reported consolidated statements of earnings for the three months ended March 31, 2006 (in thousands):

	Three Months Ended March 31, 2006
		Discontinued
	As Reported	Operations(B)	Adjustments		As Restated
Net sales	$806,038	$(73,214)	$—		$732,824
Costs of goods sold	703,745	(68,027)	—		635,718

Gross profit	102,293	(5,187)			97,106
Operating expenses:
Selling and administrative expenses	80,045	(2,940)	(1,000	)(A)	76,105

Earnings from operations	22,248	(2,247)	(1,000)		21,001
Non-operating (income) expense:
Interest income	(922)	—	—		(922)
Interest expense	797	—	—		797
Net foreign currency exchange loss	31	—	—		31
Other expense, net	163	(1)	—		162

Earnings from continuing operations before income taxes	22,179	(2,246)	1,000		20,933
Income tax expense	7,965	(864)	390		7,491

Net earnings from continuing operations	14,214	(1,382)	610		13,442
Net earnings from discontinued operation	—	1,382	—		1,382

Net earnings	$14,214	$—	$610		$14,824

Net earnings per share — Basic:
Net earnings from continuing operations	$0.30	$(0.03)	$0.01		$0.28
Net earnings from discontinued operation	—	0.03	—		0.03

Net earnings per share	$0.30	$—	$0.01		$0.31

Net earnings per share — Diluted:
Net earnings from continuing operations	$0.29	$(0.03)	$0.01		$0.28
Net earnings from discontinued operation	—	0.03	—		0.03

Net earnings per share	$0.29	$—	$0.01		$0.31

Shares used in per share calculations:
Basic	48,002	—	—		48,002

Diluted	48,685	—	(569)		48,116

(A)	Adjustment to record a legal settlement expense that was recorded in the first quarter of 2006, which should have been recorded in the fourth quarter of 2005.

(B)	Adjustment to reclassify the operations of Direct Alliance and PC Wholesale to discontinued operations as described in Note 11.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
          The following table presents the effect of the restatement adjustments on the Company’s previously reported cash flow amounts for the three months ended March 31, 2006 (in thousands):

	Three Months Ended March 31, 2006
		Discontinued
	As Reported	Operations(C)	Adjustments		As Restated
Cash flows from operating activities
Net earnings from continuing operations	$14,214	$(1,382)	$610	(A)	$13,442
Plus: net earnings from discontinued operation	—	1,382	—		1,382

Net earnings	14,214	—	610		14,824

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,480	(875)	—		4,605
Provisions for losses on accounts receivable	863	—	—		863
Write-downs of inventories	2,041	—	—		2,041
Non-cash stock-based compensation expense	3,475	(303)	—		3,172
Deferred income taxes	(38)	(1)	—		(39)
Excess tax benefit from employee gains on stock-based compensation	(1,755)	—	907	(B)	(848)

Change in assets and liabilities:
Decrease in accounts receivable	61,990	983	—		62,973
Decrease in inventories	35,769	(4)	—		35,765
Increase in other current assets	(950)	115	—		(835)
Decrease in other assets	258	—	—		258
Decrease in accounts payable	(7,625)	691	—		(6,934)
Decrease in inventories financing facility	(4,281)	—	—		(4,281)
Decrease in deferred revenue	(1,018)	(103)	—		(1,121)
Increase in accrued expenses and other liabilities	5,766	(181)	(610	)(A)	4,975

Net cash provided by operating activities	114,189	322	907		115,418

Cash flows from investing activities
Purchases of property and equipment	(10,725)	1,070	—		(9,655)

Net cash used in investing activities	(10,725)	1,070	—		(9,655)

Cash flows from financing activities
Repayments on short-term financing facility	(45,000)	—	—		(45,000)
Net borrowings on line of credit	(21,309)	—	—		(21,309)
Proceeds from sales of common stock under employee stock plans	6,840	—	—		6,840
Excess tax benefit from employee gains on stock-based compensation	1,755	—	(907	)(B)	848

Net cash used in financing activities	(57,714)	—	(907)		(58,621)

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended March 31, 2006
		Discontinued
	As Reported	Operations(C)	Adjustments	As Restated
Cash flows from discontinued operation
Net cash used in operating activities	—	(322)	—	(322)
Net cash used in investing activities	—	(1,070)	—	(1,070)
Net cash used in financing activities	—	—	—	—

Net cash used in discontinued operation	—	(1,392)	—	(1,392)

Foreign currency exchange effect on cash flow	1,942	—	—	1,942

Increase in cash and cash equivalents	47,692	—	—	47,692
Cash and cash equivalents at the beginning of the year	35,145	—	—	35,145

Cash and cash equivalents at the end of the year	$82,837	$—	$—	$82,837

(A)	Adjustment to record a legal settlement expense that was recorded in the first quarter of 2006, which should have been recorded in the fourth quarter of 2005.

(B)	Adjustment to correct presentation of the excess tax benefit from employee gains on stock based compensation.

(C)	Adjustment to reclassify the operations of Direct Alliance and PC Wholesale to discontinued operations as described in Note 11.
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

	Three Months Ended March 31,
	2007	2006
		As Restated (1)
Numerator:
Net earnings from continuing operations	$12,296	$13,442

Denominator:
Weighted-average shares used to compute basic EPS	49,010	48,002
Dilutive potential common shares due to dilutive options and restricted stock	281	114

Weighted-average shares used to compute diluted EPS	49,291	48,116

Net earnings from continuing operations per share:
Basic	$0.25	$0.28

Diluted	$0.25	$0.28

(1)	See Note 2 “Restatement of Consolidated Financial Statements.”

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
          The following weighted-average outstanding stock options during the three months ended March 31, 2007 and 2006 were not included in the diluted EPS calculations because the exercise prices of these options were greater than the average market price of our common stock during the respective periods (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Weighted-average outstanding stock options excluded from the diluted EPS calculation	3,076	2,280

4. Goodwill
          The changes in the carrying amount of goodwill for quarter ended March 31, 2007 are as follows (in thousands):

	North America	EMEA	APAC	Consolidated
Balance at December 31, 2006	$217,469	$62,714	$16,598	$296,781
Foreign currency translation adjustments	68	783	274	1,125

Balance at March 31, 2007	$217,537	$63,497	$16,872	$297,906

          Goodwill represents the excess of the purchase price over the estimated fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed from previous acquisitions. In accordance with current accounting standards, goodwill is not amortized and will be tested for impairment annually in the fourth quarter of our fiscal year.
5. Debt
          Our long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2007	2006
Term loan	$67,500	$71,250
Accounts receivable securitization financing facility	126,000	168,000

Total	193,500	239,250
Less: current portion of term loan	(15,000)	(15,000)

Long-term debt	$178,500	$224,250

          On September 7, 2006, we entered into a credit agreement with various financial institutions that provides new credit facilities of up to $150,000,000 to finance, in part, the acquisition of Software Spectrum and for general corporate purposes. The credit facilities are composed of a five-year revolving credit facility in the amount of $75,000,000 and a five-year term loan facility in the amount of $75,000,000. Additionally, we amended our accounts receivable securitization financing facility to increase the maximum funding under the facility from $200,000,000 to $225,000,000 and extend its maturity through September 7, 2009. The $67,500,000 outstanding under the five-year term loan facility is payable in quarterly installments through September 2011. Amounts outstanding under the term loan bear interest at a floating rate equal to the London Interbank Offered Rate (“LIBOR”) plus a spread of 0.625% to 1.375% (6.45% at March 31, 2007). Deferred financing fees of $1,552,000 were capitalized in conjunction with the amendment to the credit facility to finance the acquisition. Such fees are being amortized to interest expense over the five-year term of the term loan facility using the effective interest method.
          At March 31, 2007, $8,000,000 was outstanding under our $75,000,000 revolving line of credit. Amounts outstanding under the revolving line of credit bear interest, payable quarterly, at a floating rate equal to

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
the prime rate or, at our option, a LIBOR rate plus a pre-determined spread of 0.625% to 1.375% (8.25 and 6.44 per annum, respectively, at March 31, 2007). In addition, we pay a commitment fee of 0.225% on the unused portion of the line. The credit facility expires on September 7, 2009. Because we generally use this line for short-term borrowing needs, our borrowings are generally at the prime rate and amounts outstanding are recorded as current liabilities. The revolving line of credit also has a feature which allows us to increase the availability on the line of credit by $37,500,000, upon request. We do not pay any fees on the increased availability under the line until we activate the additional credit. At March 31, 2007, $104,500,000 was available under the line of credit.
          We have an agreement to sell receivables periodically to a special purpose accounts receivable and financing entity (the “SPE”), which is exclusively engaged in purchasing receivables from us. The SPE is a wholly-owned, bankruptcy-remote entity that we have included in our consolidated financial statements. The SPE funds its purchases by selling undivided interests in up to $225,000,000 of eligible trade accounts receivable to a multi-seller conduit administered by an independent financial institution. The sales to the conduit do not qualify for sale treatment under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” as we maintain effective control over the receivables that are sold. Accordingly, the receivables remain recorded on our consolidated balance sheets. At March 31, 2007, the SPE owned $361,466,000 of receivables recorded at fair value and included in our consolidated balance sheet, of which $179,684,000 was eligible for funding. The financing facility expires September 7, 2009. Interest is payable monthly, and the interest rate at March 31, 2007 on borrowed funds was 5.98% per annum, including the 0.65% commitment fee on the total $225,000,000 facility. We also pay a 0.25% usage fee on the unused balance. During the three months ended March 31, 2007 and 2006, our weighted average interest rate per annum and weighted average borrowings under the facility were 6.3% and $163,710,000 and 4.5% and $38,778,000, respectively. At March 31, 2007, $126,000,000 was outstanding and $53,684,000 was available under the facility.
          Our financing facilities contain various covenants, including the requirement that we comply with leverage and minimum fixed charge ratio requirements. In addition, our credit facilities prohibit the payment of cash dividends without the lenders’ consent and the requirement that we provide annual and quarterly financial information which is reported on by our independent registered public accounting firm to the lenders within a certain time period after the annual or quarterly period ends. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified period of time. Because we were not current with our reporting obligations under the Securities Exchange Act of 1934 beginning on September 30, 2006 and ending on July 25, 2007, we would have been in violation of our financial reporting covenants had we not obtained agreements with our lenders regarding the delivery of substitute financial information to them. The agreements with our lenders waived our obligation to provide the filed reports and waived any events of default occurring under the facility as a result of our failure to comply with the financial reporting covenants. We intend to provide all late reports and current financial statements to our lenders upon becoming current in our filings.
6. Income Taxes
          Our effective tax rates from continuing operations for the three months ended March 31, 2007 and 2006 were 39.1% and 35.8%, respectively. For the three months ended March 31, 2007, our effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to state income taxes, net of federal tax, as well as non-deductible expenses related to executive compensation and an increase in tax reserves in the three months ended March 31, 2007. For the three months ended March 31, 2006, our effective tax rate differed from the United States federal statutory rate of 35.0% due primarily to state income taxes, net of federal tax, offset partially by lower tax rates on earnings in the United Kingdom and Canada. In addition, for the three months ended March 31, 2006, our rate increases were offset by a benefit from the release of a reserve due to the closing of an audit.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
          FIN 48 requires that companies recognize the effect of a tax position in their consolidated financial statements if there is a greater likelihood than not of the position being sustained upon audit based on the technical merits of the position. We adopted the provisions of FIN 48 effective January 1, 2007. The adoption of FIN 48 resulted in no cumulative effect adjustment to our retained earnings. However, in order to conform to the balance sheet presentation requirements of FIN 48, we reclassified certain unrecognized tax benefits on our balance sheet from current assets to non-current assets.
          As of January 1, 2007 (the date we adopted FIN 48) and March 31, 2007 the Company had approximately $10,300,000 and $10,800,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $1,500,000 and $1,700,000, respectively, relates to accrued interest.
          Our policy to classify interest and penalties relating to uncertain tax positions as a component of income tax expense in our consolidated statement of earnings did not change as a result of implementing the provisions of FIN 48.
          As of January 1, 2007, if recognized, $1,100,000 of the liability associated with uncertain tax positions would affect the Company’s effective tax rate. The remaining $9,200,000 balance arose from business combinations that, if recognized, ultimately would be recorded as an adjustment to goodwill or a receivable with no effect on the Company’s effective tax rate.
          Several of our subsidiaries are currently under audit for the 2002 through 2005 tax years. It is reasonably possible that the examination phase of these audits may conclude in the next twelve months, and the related unrecognized tax benefits for certain tax positions will significantly decrease. However, based on the status of the examination, an estimate of the range of reasonably possible outcomes cannot be made at this time.
          We, including our subsidiaries, file income tax returns in the U.S. federal jurisdiction, and many state and local and non-U.S. jurisdictions. In the U.S., federal income tax returns for 2003 through 2006 remain open to examination. For U.S. state and local as well as non-U.S. jurisdictions, the statute of limitations generally varies between three and ten years.
7. Restructuring and Acquisition Integration Activities
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
          The following table details the changes in these liabilities during the three months ended March 31, 2007 (in thousands):

	North America	EMEA	Consolidated
Balance at December 31, 2006	$997	$9,528	$10,525
Foreign currency translation adjustments	—	110	110
Cash payments	—	(998)	(998)

Balance at March 31, 2007	$997	$8,640	$9,637

Severance and restructuring activities expensed in 2005
          During the year ended December 31, 2005, our EMEA operations moved into a new facility in the United Kingdom and recorded restructuring costs of $7,458,000, of which $6,447,000 represented the present value of the remaining lease obligations on the previous lease and $1,011,000 represented duplicate rent expense for the new facility for the last half of 2005. At December 31, 2006, the balance of these restructuring accruals was $6,468,000. During the three months ended March 31, 2007, adjustments of $85,000 and $15,000 were recorded to reflect the accretion of interest for the present value of the remaining lease obligations and fluctuations in the British pound sterling exchange rates, respectively. Cash payments of $164,000 were made during the three months ended March 31, 2007, resulting in an accrual balance of $6,404,000 at March 31, 2007. In the accompanying consolidated balance sheet at March 31, 2007, approximately $5,554,000 is expected to be paid in 2007 and is therefore included in accrued expenses and other current liabilities, and $850,000 is expected to be paid through 2008 and is therefore included in long-term liabilities.
8. Stock-Based Compensation
          On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”), which requires stock-based compensation to be measured based on the fair value of the award on the date of grant and the corresponding expense to be recognized over the period during which an employee is required to provide service in exchange for the award. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”), relating to SFAS No. 123R. We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123R. Prior to January 1, 2006, we issued stock options and restricted stock shares. After January 1, 2006, we have elected to issue service-based and performance-based restricted stock units (“RSUs”) instead of stock options and restricted stock shares.
          We recorded the following pre-tax amounts for stock-based compensation, by operating segment, in our consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2007	2006

North America	$1,886	$2,887

EMEA	$365	$285

APAC	$14	$—

Total Continuing Operations	$2,265	$3,172

Discontinued Operations	$—	$303

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Accounting for Stock Options After SFAS No. 123R Implementation
          There were no stock options granted during the quarters ended March 31, 2007 or 2006, and we do not currently plan to grant any stock options in 2007. The current expense for all outstanding stock options granted prior to January 1, 2006, net of estimated forfeitures, has been recognized in our consolidated statements of earnings for the three months ended March 31, 2007 and 2006. Forfeitures were estimated and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
          For the three months ended March 31, 2007 and 2006, we recorded in continuing operations stock-based compensation expense related to stock options, net of forfeitures, of $1,267,000 and $2,504,000, respectively. As of March 31, 2007, total compensation cost related to nonvested stock options not yet recognized is $2,877,000, which is expected to be recognized over the next 0.65 years on a weighted-average basis.
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
          The following table summarizes our stock option activity during the three months ended March 31, 2007:

				Weighted
				Average
			Aggregate	Remaining
	Number	Weighted Average	Intrinsic Value	Contractual
	Outstanding	Exercise Price	(in-the-money options)	Life (in years)
Outstanding at the beginning of period	5,283,463	$19.41
Granted	—	$—
Exercised	(61,580)	$14.45	$257,404

Expired	(125,794)	$22.51
Forfeited	(19,698)	$19.81

Outstanding at the end of period	5,076,391	$19.39	$3,299,059	2.50

Exercisable at the end of period	3,748,799	$19.52	$2,939,452	2.41

Vested and expected to vest	5,005,042	$19.40	$3,283,393	0.16

          The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $17.98 as of March 31, 2007, which would have been received by the option holders had all option holders exercised options and sold the underlying shares on that date.
          The following table summarizes the status of outstanding stock options as of March 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number of	Remaining	Exercise	Number of	Exercise
Exercise	Options	Contractual	Price Per	Options	Price Per
Prices	Outstanding	Life (in years)	Share	Exercisable	Share
$5.14 — 18.35	1,109,225	2.73	$15.03	948,713	$14.90
18.36 — 19.24	1,033,169	2.94	$18.60	499,934	$18.65
19.25 — 19.93	1,030,925	2.58	$19.75	655,458	$19.74
20.00 — 21.25	1,124,251	1.84	$21.01	865,873	$21.03
21.30 — 41.00	778,821	2.47	$23.87	778,821	$23.87

	5,076,391	2.50	$19.39	3,748,799	$19.52

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
          For the three months ended March 31, 2007 and 2006, we recorded in continuing operations stock-based compensation expense, net of forfeitures, related to restricted stock shares and RSUs of $998,000 and $668,000, respectively. As of March 31, 2007, total compensation cost related to nonvested restricted stock shares and RSUs was $20,924,000, which is expected to be recognized over the next 1.6 years on a weighted-average basis.
          The following table summarizes our restricted stock activity, including restricted stock shares and RSUs, during the three months ended March 31, 2007:

		Weighted Average
	Number	Grant Date Fair Value	Fair Value
Nonvested at the beginning of period	760,531	$20.50
Granted	649,186	$20.58
Vested	(190,952)	$20.98	$3,831,824	(a)

Forfeited	(17,060)	$19.41

Nonvested at the end of period	1,201,705	$20.12	$21,606,655	(b)

Expected to vest	1,003,698		$18,046,490	(b)

(a)	The fair value of vested restricted stock shares and RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of restricted stock shares and RSUs had all such holders sold their underlying shares on that date.

(b)	The aggregate fair value of the nonvested restricted stock shares and the RSUs expected to vest represents the total pre-tax fair value, based on our closing stock price of $17.98 as of March 31, 2007, which would have been received by holders of restricted stock shares and RSUs had all such holders sold their underlying shares on that date.
9. Share Repurchase Program
          In January 2006, our Board of Directors authorized the repurchase of up to $50,000,000 of our common stock. As of March 31, 2007, we have not purchased any shares under this authorization.
10. Commitments and Contingencies
          There have been no significant changes from our description of commitments and contingencies in Note 14 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2006.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
11. Discontinued Operations
PC Wholesale
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
          In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), we have accounted for PC Wholesale as a discontinued operation and we have reported the results of operations of PC Wholesale as a discontinued operation in the consolidated statements of earnings for all periods presented. We did not allocate interest, general corporate overhead expense or non-specific vendor funding to the discontinued operation. PC Wholesale’s accounts receivable and inventory was approximately $15 million and $6 million, respectively at December 31, 2006. Other assets and liabilities of PC Wholesale included in the consolidated balance sheets as of December 31, 2006 were not material.
          The following amounts represent PC Wholesale’s results of operations for the three months ended March 31, 2007 and 2006, respectively. The following amounts have been segregated from continuing operations and reflected in discontinued operations (in thousands):

	Three Months Ended March 31,
	2007	2006
Net sales	$30,142	$56,079
Costs of goods sold	29,092	54,132

Gross profit	1,050	1,947
Selling and administrative expenses	768	1,385

Earnings from operations before income taxes	282	562
Income tax expense	111	221

Net earnings from discontinued operations	$171	$341

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Direct Alliance
          On June 30, 2006, we completed the sale of 100% of the outstanding stock of Direct Alliance for a purchase price of $46,500,000, subject to a working capital adjustment. The purchase price did not include real estate and intercompany receivables, which had an estimated fair value of $49,400,000 (book value of $43,237,000) and were distributed to us immediately prior to closing. In addition to payment of the purchase price, the buyer is obligated to make a one-time bonus payment to us if Direct Alliance achieves certain gross profit levels for the year ending December 31, 2006 (“Earn Out”). Additionally, the buyer is entitled to a claw back of the purchase price of up to $5,000,000 if certain Direct Alliance client contracts are not renewed on terms prescribed in the sale agreement. As of July 25, 2007, the company is in the process of negotiating the final resolution of the Earn Out and the claw back. Additionally, we paid $2,696,000 to the holders of 1,997,500 exercised Direct Alliance stock options. This amount will be further adjusted for the above described working capital adjustment, Earn Out and claw back. Adjustments for the above described working capital adjustment, Earn Out, claw back and payments to holders of exercised Direct Alliance stock options will also adjust the gain recorded on the sale.
          In accordance with SFAS No. 144, we have reported the results of operations of Direct Alliance as a discontinued operation in the consolidated statements of earnings for all periods presented. We did not allocate interest or general corporate overhead expense to the discontinued operation.
          The following amounts represent Direct Alliance’s results of operations for the three months ended March 31, 2006. The following amounts have been segregated from continuing operations and reflected in discontinued operations (in thousands):

Three Months Ended
March 31, 2006
Net sales	$17,135
Costs of goods sold	13,895

Gross profit	3,240
Selling and administrative expenses	1,555

Earnings from operations before income taxes	1,685
Income tax expense	644

Net earnings from discontinued operations	$1,041

          On June 30, 2006, in connection with the sale of Direct Alliance, we entered into a lease agreement with Direct Alliance pursuant to which Direct Alliance will lease from us the facilities it used prior to the sale. The initial lease term is for eighteen months starting July 1, 2006. Accordingly, we have separately presented the value of the land and buildings as “buildings held for lease” on the consolidated balance sheet at March 31, 2007. Lease income related to these buildings was $435,000 for the three months ended March 31, 2007 and is classified as net sales. For the three months ended March 31, 2007, depreciation expense related to the buildings is $187,000 and is classified as costs of goods sold.
12. Segment Information
          We operate in three reportable geographic operating segments: North America; EMEA; and APAC. Currently, our offerings in North America and the United Kingdom include brand-name IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC currently only include software and select software-related services.
          Statement of Financial Accounting Standards No. 131, “Disclosure About Segments of an Enterprise and Related Information,” (“SFAS No. 131”) requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major clients. The method for determining

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
what information to report under SFAS No. 131 is based upon the “management approach,” or the way that management organizes the operating segments within a company, for which separate financial information is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources. Our CODM is our Chief Executive Officer.
          All intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments and on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the quarter ended March 31, 2007.
          A portion of our operating segments’ selling and administrative expenses arise from shared services and infrastructure that we have historically provided to them in order to realize economies of scale and to efficiently use resources. These expenses, collectively identified as corporate charges, include senior management expenses, legal, tax, insurance services, treasury and other corporate infrastructure expenses. Charges are allocated to our operating segments, and the allocations have been determined on a basis that we considered to be a reasonable reflection of the utilization of services provided to or benefits received by the operating segments. Corporate charges of $185,000 for the quarter ended March 31, 2006, previously allocated to our discontinued operation, Direct Alliance, have been reallocated to our North America segment.
          The tables below present information about our reportable operating segments as of and for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31, 2007
	North America	EMEA	APAC	Consolidated
Net sales	$777,201	$327,376	$19,398	$1,123,975
Costs of goods sold	665,285	288,905	16,610	970,800

Gross profit	111,916	38,471	2,788	153,175
Selling and administrative expenses	94,770	32,011	2,977	129,758

Earnings (loss) from operations	$17,146	$6,460	$(189)	23,417

Non-operating expense, net				3,210

Earnings from continuing operations before income taxes				20,207
Income tax expense				7,911

Net earnings from continuing operations				12,296
Net earnings from discontinued operations				4,972

Net earnings				$17,268

Total assets	$1,974,243	$420,658	$32,201	$1,554,963	[a]

[a]	Consolidated total assets are shown net of intercompany eliminations and include corporate assets and assets of discontinued operations of $872,139 at March 31, 2007.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended March 31, 2006
	As Restated (1)			As Restated (1)
	North America	EMEA	APAC[b]	Consolidated
Net sales	$612,879	$119,945	$—	$732,824
Costs of goods sold	533,371	102,347	—	635,718

Gross profit	79,508	17,598		97,106
Selling and administrative expenses	62,055	14,050	—	76,105

Earnings from operations	$17,453	$3,548	$—	21,001

Non-operating expense, net				68

Earnings from continuing operations before income taxes				20,933
Income tax expense				7,491

Net earnings from continuing operations				13,442
Net earnings from discontinued operations				1,382

Net earnings				$14,824

Total assets — As Restated (1)	$1,085,253	$163,299	$—	$877,345	[a]

(1)	See Note 2 “Restatement of Consolidated Financial Statements” and Note 11 “Discontinued Operations”.

[a]	Consolidated total assets are shown net of intercompany eliminations and include corporate assets and assets of discontinued operations of $ $371,207 at March 31, 2006.

[b]	Our APAC segment was added as a result of the acquisition of Software Spectrum on September 7, 2006.

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
          We determined, based upon the Options Subcommittee’s review and the Company’s analysis, that for accounting purposes, the dates initially used to measure compensation expense for various stock option grants to employees, executive officers and outside non-employee directors during the period could not be relied upon. The revised measurement dates identified for accounting purposes differed from the originally selected measurement dates due primarily to (i) insufficient or incomplete approvals, (ii) inadequate or incomplete establishment of the terms of the grants, including the list of individual recipients, and (iii) the use of hindsight to select exercise prices. The restated consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 and in this Quarterly Report on Form 10-Q reflect the corrections resulting from our determination.
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

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
          Restatement Adjustments
          Our restated consolidated financial statements contained in this Form 10-Q incorporate stock-based compensation expense, including the income tax impacts related to the restatement adjustments. The restatement adjustments result in a $30.9 million reduction of retained earnings as of December 31, 2005. The total restatement impact for the years ended December 31, 1995 through December 31, 2005, of $30.9 million, net of related tax benefits of $16.5 million, has been reflected as a prior period adjustment to beginning retained earnings as of January 1, 2006.
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

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
          The tables below present the decrease (increase) in net earnings resulting from the individual restatement adjustments for each respective period presented and are explained in further detail following the table (in thousands):

	Three Months
	Ended	Year Ended
	March 31, 2006	2005	2004	2003	2002	2001	2000
Stock option compensation from continuing operations:
Discretionary Grants	$—	$42	$196	$3,510	$11,716	$4,190	$5,830
Anniversary Grants	—	—	13	127	929	1,591	1,432
Promotion Grants	—	2	5	24	105	186	111
New Hire Grants	—	7	19	(15)	39	14	48
Program Grants	—	—	1	8	28	89	23

Total stock compensation expense from continuing operations	—	51	234	3,654	12,817	6,070	7,444

Other miscellaneous accounting adjustments:
Adjustment to record legal settlement in appropriate period	(1,000)	1,000	—	—	—	—	—

Total other miscellaneous accounting adjustments	(1,000)	1,000	—	—	—	—	—

Total adjustments to earnings from continuing operations before income taxes	(1,000)	1,051	234	3,654	12,817	6,070	7,444
Income tax (expense) benefit	(390)	392	196	1,579	4,331	2,009	2,620

Total adjustments to earnings from continuing operations	(610)	659	38	2,075	8,486	4,061	4,824

Total stock option compensation expense from discontinued operations	—	41	56	880	4,834	2,951	2,344
Income tax benefit	—	16	23	326	1,652	980	790

Total adjustments to net earnings from discontinued operations, net of taxes	—	25	33	554	3,182	1,971	1,554

Total adjustments to net earnings before cumulative effect of change in accounting principle	(610)	684	71	2,629	11,668	6,032	6,378
Total adjustments to cumulative effect of change in accounting principle	—	—	—	—	—	—	—

Total decrease (increase) in net earnings	$(610)	$684	$71	$2,629	$11,668	$6,032	$6,378

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

	Year Ended
	1999	1998	1997	1996	1995	Total
Stock option compensation from continuing operations:
Discretionary Grants	$1,341	$1,654	$528	$18	$1	$29,026
Anniversary Grants	243	11	—	1	—	4,347
Promotion Grants	97	21	—	—	—	551
New Hire Grants	350	108	31	15	1	617
Program Grants	71	188	69	—	—	477

Total stock compensation expense from continuing operations	2,102	1,982	628	34	2	35,018

Other miscellaneous accounting adjustments:
Adjustment to record legal settlement in appropriate period	—	—	—	—	—	—

Total other miscellaneous accounting adjustments	—	—	—	—	—	—

Total adjustments to earnings from continuing operations before income taxes	2,102	1,982	628	34	2	35,018
Income tax benefit	702	657	210	13	1	12,320

Total adjustments to earnings from continuing operations	1,400	1,325	418	21	1	22,698

Total stock option compensation expense from discontinued operations	704	433	123	13	2	12,381
Income tax benefit	215	162	47	5	1	4,217

Total adjustments to net earnings from discontinued operations	489	271	76	8	1	8,164

Total adjustments to net earnings before cumulative effect of change in accounting principle	1,889	1,596	494	29	2	30,862
Total adjustments to cumulative effect of change in accounting principle	—	—	—	—	—	—

Total decrease (increase) in net earnings	$1,889	$1,596	$494	$29	$2	$30,862

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
Income Tax Benefit — We recorded a net income tax benefit of approximately $16.5 million in connection with the stock option-related compensation charges during the period from fiscal year 1995 to December 31, 2005. This tax benefit has resulted in an increase of our deferred tax assets for most U.S. affected stock options prior to the exercise or forfeiture of the related options. With the exception of UK employees exercising options after 2002, the Company recorded no tax benefit or deferred tax asset for affected stock options granted to non-U.S. employees because we determined that we could not receive tax benefits for these options. Further, we limited the deferred tax assets recorded for affected stock options granted to certain highly paid officers to reflect estimated limitations on tax deductibility under Internal Revenue Code Section 162(m). Upon exercise or forfeiture of the underlying options, the excess or deficiency in deferred tax assets is written-off to paid-in capital in the period of exercise or forfeiture.
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
Quarterly Overview
          We are a leading provider of brand-name information technology (“IT”) hardware, software and services to large enterprises, small to medium-sized businesses (“SMB”) and public sector institutions in North America; EMEA (Europe, the Middle East and Africa); and APAC (Asia-Pacific).
          Currently, our offerings in North America and the United Kingdom include brand-name IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC currently only include software and select software-related services.
          On March 1, 2007, we completed the sale of PC Wholesale, a division of our North America operating segment that sells to other resellers. The transaction generated proceeds of $28.7 million, including net assets that are subject to certain post-closing adjustments. The sale is consistent with our strategic plan as we concluded that selling IT products to other resellers is not a core element of our growth strategy.
          Net sales for the three months ended March 31, 2007 increased 53% to $1,124.0 million from $733.0 million for the three months ended March 31, 2006. Net earnings for the three months ended March 31, 2007 increased 17% to $17.3 million from $14.8 million for the three months ended March 31, 2006. Net earnings for the three months ended March 31, 2007 include the gain on sale of PC Wholesale of $7.9 million, $4.8 million net of tax, and expenses of $5.7 million, $3.5 million net of tax, for legal and professional fees associated with the ongoing stock option review.
          Overviews of each of our operating segments are discussed below and reconciliations of segment results of operations to consolidated results of operations can be found in Note 12 to our Consolidated Financial Statements provided in Item 1 of this report.
          Our discussion and analysis of financial condition and results of operations is intended to assist in the understanding of our consolidated financial statements, the changes in certain key items in those consolidated financial statements from year to year and the primary factors that contributed to those changes, as well as how certain critical accounting estimates affect our consolidated financial statements.
          Our North America net sales increased 27% from $777.2 million in the three months ended March 31, 2007 from $612.9 million in the three months ended March 31, 2006, due primarily to the acquisition of Software Spectrum. Within North America, the highlight of the quarter was a strong gross profit performance, evidenced by growth of 41% over the prior year, driven by contributions from hardware, software, and services. We were particularly pleased to see our services business continue to post strong growth, increasing net sales by 72% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This growth was driven primarily by strong sales of field services and third party warranties but was also due to the acquisition of Software Spectrum. Also included in our North America segment results was $5.2 million of legal and professional fees associated with the ongoing stock option review. Overall North America earnings from operations decreased 2% from $17.5 million for the three months ended March 31, 2006 to $17.1 million for the three months ended March 31, 2007.
          Our EMEA operations, which included only the United Kingdom in the three months ended March 31, 2006, recognized net sales that were up 173% from $119.9 million in three months ended March 31, 2006 to

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
$327.4 million in the three months ended March 31, 2007 due primarily to the acquisition of Software Spectrum. Within EMEA, our software category performed well across all regions, and within the UK our hardware and services categories performed very well, and we believe grew faster than the market for the three months ended March 31, 2007. Also included in our EMEA segment results was $455,000 of legal and professional fees associated with the ongoing stock option review. Overall EMEA earnings from operations increased 82% from $3.5 million for the three months ended March 31, 2006 to $6.5 million for the three months ended March 31, 2007.
          Our APAC segment continues to perform very well as we believe it grew faster than the market and contributed net sales of $19.4 million and gross profit of $2.8 million for the three months ended March 31, 2007. Although this operating segment represents a small percentage of our consolidated results, we are excited about the growth opportunities this region brings.
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
          In addition to the to the items that we disclosed as our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006, we adopted FIN 48 on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
RESULTS OF OPERATIONS
          The following table sets forth for the periods presented certain financial data as a percentage of net sales for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31
	2007	2006
		As Restated (1)

Net sales	100.0%	100.0%
Costs of goods sold	86.4	86.7

Gross profit	13.6	13.3
Selling and administrative expenses	11.5	10.4

Earnings from operations	2.1	2.9
Non-operating (income) expense:
Interest income	(0.2)	(0.1)
Interest expense	0.5	0.1
Other income, net	—	—

Earnings from continuing operations before income taxes	1.8	2.9
Income tax expense	0.7	1.0

Net earnings from continuing operations	1.1	1.9
Earnings from discontinued operation, net of taxes	0.0	0.1
Gain on sale of discontinued operation, net of taxes	0.4	—

Net earnings from discontinued operation	0.4	0.1

Net earnings	1.5%	2.0%

(1)	See Item 1, Note 2 “Restatement of Consolidated Financial Statements.”
          Net Sales. Net sales for the three months ended March 31, 2007 increased 53% to $1.12 billion from $732.8 million for the three months ended March 31, 2006. The increase in sales is mainly due to the acquisition of Software Spectrum on September 7, 2006. Our net sales by operating segment for the three months ended March 31, 2007 and 2006 were as follows (in thousands):

	Three Months Ended March 31,
	2007	2006	% Change
North America	$777,201	$612,879	27%
EMEA	327,376	119,945	173%
APAC	19,398	—	100%

Consolidated	$1,123,975	$732,824	53%

          North America’s net sales for the three months ended March 31, 2007 increased 27% to $777.2 million from $612.9 million for the three months ended March 31, 2006, due primarily to the acquisition of Software Spectrum. North America had 1,274 account executives at March 31, 2007, an increase from 1,053 at March 31, 2006 due primarily to the acquisition of Software Spectrum. Net sales per account executive in North America increased 7% to $614,000 for the three months ended March 31, 2007 from $576,000 for the three months ended March 31, 2006. The average tenure of our account executives in North America has increased from 3.9 years at March 31, 2006 to 4.4 years at March 31, 2007. The increase is due primarily the addition of more tenured account executives with the acquisition of Software Spectrum.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
          EMEA’s net sales for the three months ended March 31, 2007 increased 173% to $327.4 million from $119.9 million for the three months ended March 31, 2006. Overall, our growth in EMEA was due to the acquisition of Software Spectrum, however, the EMEA segment performed well across all regions. Within the United Kingdom, our hardware and software categories performed well and we believe grew faster than the market. EMEA had 478 account executives at March 31, 2007, an increase from 251 at March 31, 2006 due primarily to the acquisition of Software Spectrum. Net sales per account executives in EMEA increased 48% to $686,000 for the three months ended March 31, 2007 compared to $464,000 for the three months ended March 31, 2006. The average tenure of our account executives in EMEA has increased from 2.4 years at March 31, 2006 to 2.9 years at March 31, 2007. The increase is due primarily to a decrease in account executive turnover and to the addition of more tenured account executives with the acquisition of Software Spectrum.
          APAC’s net sales for the three months ended March 31, 2007 were $19.4 million. We were pleased with the results of our APAC segment as we believe that we grew faster than the market, and we continue to be encouraged by the growth opportunities in this region.
          Percentage of net sales by category for North America, EMEA and APAC were as follows for the three months ended March 31, 2007 and 2006:

	North America		EMEA		APAC
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
Sales Mix	2007	2006	2007	2006	2007	2006
Notebooks and PDAs	11%	13%	8%	17%	0%	NA
Desktops and Servers	13%	16%	8%	15%	0%	NA
Network and Connectivity	11%	14%	4%	9%	0%	NA
Storage Devices	6%	8%	5%	8%	0%	NA
Supplies and Accessories	6%	7%	4%	8%	0%	NA
Monitors and Video	5%	7%	4%	9%	0%	NA
Printers	5%	8%	3%	8%	0%	NA
Memory and Processors	4%	5%	2%	4%	0%	NA
Miscellaneous	6%	8%	2%	6%	3%	NA

Hardware	67%	86%	40%	84%	3%	NA
Software	30%	12%	59%	15%	96%	NA
Services	3%	2%	<1%	<1%	<1%	NA

	100%	100%	100%	100%	100%	NA

          In general, we continue to experience declines in average selling prices for most of our hardware product categories, which requires us to sell more units in order to maintain or increase the level of sales. With the acquisition of Software Spectrum, our product mix changed significantly as noted above, with software representing a much greater percentage of our net sales.
          Gross Profit. The increase in sales of software licenses for which we receive only an agency fee, as well as sales of software maintenance contracts and third-party warranties for which only the gross profit is recorded as net sales, makes period-to-period comparability of net sales and costs of goods sold more difficult. As a result, we believe that gross profit is a more reliable measure of business performance and is more useful in comparing period-to-period trends than net sales. Gross profit increased 58% to $153.2 million for the three months ended March 31, 2007 from $97.1 million for the three months ended March 31, 2006, due primarily to the acquisition of Software Spectrum. As a percentage of net sales, gross profit increased to 13.6% for the three months ended March 31, 2007 from 13.3% for the three months ended March 31, 2006. Our gross profit and gross profit as a percent of net sales by operating segment for the three months ended March 31, 2007 and 2006 were as follows (in thousands):

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

	Three Months Ended	% of Net	Three Months Ended	% of Net
	March 31, 2007	Sales	March 31, 2006	Sales
North America	$111,916	14.4%	$79,508	13.0%
EMEA	38,471	11.8%	17,598	14.7%
APAC	2,788	14.4%	—	—

Consolidated	$153,175	13.6%	$97,106	13.3%

          North America’s gross profit increased for the three months ended March 31, 2007 by 41% to $111.9 million from $79.5 million for the three months ended March 31, 2006. Gross profit per account executive increased 18% from $74,800 for the three months ended March 31, 2006 to $88,400 for the three months ended March 31, 2007. As a percentage of net sales, gross profit increased to 14.4% for the three months ended March 31, 2007 from 13.0% for the three months ended March 31, 2006 due primarily to increases in agency fees for Microsoft enterprise software agreement renewals, increases in the sales of services and decreases in inventory write-downs due to improvements in the aging of inventories. These increases were offset partially by decreases in product margins, which includes vendor funding, and decreases in freight margins.
          EMEA’s gross profit increased for the three months ended March 31, 2007 by 119% to $38.5 million from $17.6 million for the three months ended March 31, 2006. Gross profit per account executive increased 19% from $68,000 for the three months ended March 31, 2006 to $80,700 for the three months ended March 31, 2007. As a percentage of net sales, gross profit decreased to 11.8% for the three months ended March 31, 2007 from 14.7% for the three months ended March 31, 2006. The decrease in gross margin from the first quarter of 2006 was due primarily to decreases in product margin, which includes vendor funding, and decreases in supplier discounts. These decreases in gross margin were offset partially by increases in agency fees for Microsoft enterprise software agreement renewals and decreases in inventory write-downs due to due to improvements in the aging of inventories.
          APAC reported a gross profit of $2.8 million for the three months ended March 31, 2007. As a percentage of net sales, gross profit was 14.4% for the three months ended March 31, 2007. Gross profit per account executive was $52,100 for the three months ended March 31, 2007.
          Operating Expenses.
          Selling and Administrative Expenses. Selling and administrative expenses increased to $129.8 million for the three months ended March 31, 2007 from $76.1 million for the three months ended March 31, 2006 and increased as a percent of net sales to 11.5% for the three months ended March 31, 2007 from 10.4% for the three months ended March 31, 2006, due primarily to the acquisition of Software Spectrum. Selling and administrative expenses as a percent of net sales by operating segment for the three months ended March 31, 2007 and 2006 were as follows (in thousands):

	Three Months Ended	% of Net	Three Months Ended	% of Net
	March 31, 2007	Sales	March 31, 2006	Sales
			As Restated (1)
North America	$94,770	12.2%	$62,055	10.1%
EMEA	32,011	9.8%	14,050	11.7%
APAC	2,977	15.3%	—	—

Consolidated	$129,758	11.5%	$76,105	10.4%

          North America’s selling and administrative expenses increased for the three months ended March 31, 2007 by 53% to $94.8 million from $62.1 million for the three months ended March 31, 2006. As a percentage of net sales, selling and administrative expenses increased to 12.2% for the three months ended March 31, 2007 from 10.1% for the three months ended March 31, 2006. Selling and administrative expenses as a percentage of sales for the three months ended March 31, 2007 has increased over the three months ended March 31, 2006 due to:
•	$5.2 million in legal and other professional fees associated with the stock option review;

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
•	increases in salaries and wages of approximately $16.0 million due mainly to the acquisition of Software Spectrum, increases in sales incentive programs and increases in bonus expenses due to increased overall financial performance;

•	amortization of intangible assets acquired with the acquisition of Software Spectrum of $1.8 million; and

•	other integration-related expenses, such as travel, legal and accounting fees.
          EMEA’s selling and administrative expenses increased 128% to $32.0 million for the three months ended March 31, 2007 from $14.1 million for the three months ended March 31, 2006. As a percentage of net sales, selling and administrative expenses decreased to 9.8% for the three months ended March 31, 2007 from 11.7% for the three months ended March 31, 2006. The decrease in selling and administrative expenses as a percentage of net sales for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was due primarily to increases in net sales partially offset by:
•	increases in salaries and wages of approximately $13.0 million due mainly to the acquisition of Software Spectrum and increases in bonus expenses due to increased overall financial performance;

•	amortization of intangible assets acquired with the acquisition of Software Spectrum of $1.0 million;

•	other integration-related expenses, such as travel, legal and accounting fees; and

•	$455,000 in legal and other professional fees associated with the stock option review.
          APAC’s selling and administrative expenses were $3.0 million for the three months ended March 31, 2007. As a percentage of net sales, selling and administrative expenses were 15.3% for the three months ended March 31, 2007.
          Interest Income. Interest income of $2.1 million and $922,000 for the three months ended March 31, 2007 and 2006, respectively, was generated through short-term investments. The increase in interest income is due to a generally higher level of cash available to be invested in short-term investments and increases in short term interest rates earned on those investments during the three months ended March 31, 2007.
          Interest Expense. Interest expense of $5.8 million and $797,000 for the three months ended March 31, 2007 and 2006, respectively, primarily relates to borrowings under our financing facilities. The increase in interest expense is due to increased borrowings outstanding in the three months ended March 31, 2007 due to the acquisition of Software Spectrum and increases in interest rates.
          Net Foreign Currency Exchange Gain (Loss). Net foreign currency exchange gain was $654,000 for the three months ended March 31, 2007 compared to a net foreign currency exchange loss of $31,000 for the three months ended March 31, 2006. The gain for the three months ended March 31, 2007 consists primarily of foreign currency transaction gains or losses, including those for intercompany balances that are not considered long-term in nature and gains or losses on translation of foreign currency monetary assets and liabilities. The loss for the three months ended March 31, 2006 is primarily related to transaction losses.
          Other Expense, Net. Other expense, net, was $217,000 for the three months ended March 31, 2007 compared to $162,000 for the three months ended March 31, 2006. These amounts consist primarily of bank fees associated with our financing facilities and cash management and the amortization of deferred financing fees.
          Income Tax Expense. Our effective tax rate from continuing operations for the three months ended March 31, 2007 was 39.1% compared to 35.8% for the three months ended March 31, 2006. The increase in the effective tax rate from continuing operations was due primarily to a decrease in tax reserves in the first quarter of 2006 due to the closing of an audit, as well as an increase in non-deductible expenses related to executive compensation and an increase in tax reserves in the first quarter of 2007.
          Earnings from Discontinued Operations. On March 1, 2007, we completed the sale of PC Wholesale, and on June 30, 2006, we completed the sale of Direct Alliance. Accordingly, the results of operations

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
attributable to PC Wholesale and Direct Alliance for all periods presented have been classified as discontinued operations. See Note 11 to the Consolidated Financial Statements in Item 1 of this report for further discussion.
Liquidity and Capital Resources
          The following table sets forth for the periods presented certain consolidated cash flow information for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006
		As Restated (1)

Net cash provided by operating activities	$39,379	$113,604
Net cash provided by (used in) investing activities	20,318	(9,655)
Net cash used in financing activities	(81,802)	56,807
Net cash used in discontinued operations	—	(1,392)
Foreign currency exchange effect on cash flow	(432)	1,942

(Decrease) increase in cash and cash equivalents	(22,537)	47,692
Cash and cash equivalents at beginning of period	54,697	35,145

Cash and cash equivalents at end of period	$32,160	$82,837

(1)	See Note 2 “Restatement of Consolidated Financial Statements.”
Cash and Cash Flow
          Our primary uses of cash in the past few years have been to fund our working capital requirements, capital expenditures, repurchases of our common stock and repayments of debt incurred to fund acquisitions.
          Net cash provided by operating activities. Cash flows from operations for the three months ended March 31, 2007 resulted primarily from net earnings from continuing operations before depreciation, amortization and stock-based compensation expense as well as decreases in accounts receivable. These increases in operating cash flows were partially offset by decreases in accounts payable. The decreases in accounts receivable and accounts payable are due to the seasonal decrease in net sales. Cash flows from operations for the three months ended March 31, 2006 resulted primarily from net earnings before depreciation and stock-based compensation, decreases in accounts receivable and inventories. Accounts receivable decreased due to the seasonal decrease in net sales. Inventories decreased due primarily to improvements in our supply chain activities and fewer opportunistic purchases of inventory.
          Our consolidated cash flow operating metrics for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended
	March 31,
	2007	2006
Days sales outstanding in ending accounts receivable (“DSOs”)	53	43
Annualized inventory turns (excluding inventories available for sale)	47	26
Days purchases outstanding in ending accounts payable (“DPOs”)	38	22
          The increase in DSOs is due primarily to an increase in sales of software maintenance contracts and third-party warranties where we bill the client the entire sales price but only record the gross profit on the transaction in net sales. Additionally, we have seen an increase in net sales with terms longer than 30 days, primarily related to our large enterprise and public sector clients. The increase in inventory turns is primarily due to the decrease in inventories primarily related to our operational improvements and decreases in opportunistic purchases. The $28.1 million of inventories not available for sale at March 31, 2007 represents inventories segregated pursuant to binding client contracts, which will be recorded as net sales when the criteria for sales recognition are met. We

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
anticipate that our DSOs will continue to increase due to the purchase of Software Spectrum which sells a large percentage to larger enterprise clients who generally have longer payment terms. The increase in DPOs is due primarily to the timing of payments.
          Assuming net sales continue to increase in the future, we expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our suppliers on average terms that are shorter than the average terms granted to our clients in order to take advantage of supplier discounts.
          Net cash provided by (used in) investing activities. Cash flows provided by investing activities for the three months ended March 31, 2007 was $20.3 million, which consisted of proceeds of $28.7 million from our sale of PC Wholesale, a discontinued operation, offset partially by capital expenditures of $9.1 million. Capital expenditures for the three months ended March 31, 2007 primarily related to investments to upgrade our IT systems to mySAP, including capitalized costs of software developed for internal use, IT equipment and software licenses. Cash flows used in investing activities for the three months ended March 31, 2006 was $9.7 million due mainly to purchases to capitalized costs of computer software developed for internal use and IT equipment. We expect total capital expenditures in 2007 to be between $30.0 million and $35.0 million.
          Net cash used in financing activities. Cash flows used in financing activities for the three months ended March 31, 2007 and 2006 were $81.8 million and $56.8 million, respectively. During the three months ended March 31, 2007, cash used in financing activities was primarily for net repayments of outstanding debt of $52.8 million and decreases in book overdrafts of $31.5 million. During the quarters ended March 31, 2007 and 2006, cash of $2.4 million and $6.8 million, respectively, was provided by cash received from common stock issuances as a result of stock option exercises.
          In January 2006, our Board of Directors approved a stock repurchase program that allows us to purchase up to an additional $50.0 million of our common stock; however, no repurchases have been made under this program since its inception.
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
          Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the United States. For foreign entities not treated as branches for U.S. tax purposes, we do not provide for U.S. income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S.
          As part of our long-term growth strategy, we intend to consider additional acquisition opportunities from time to time, which may require additional debt or equity financing.
          See Note 5 to our Consolidated Financial Statements in Part 1, Item 1 of this report for a description of our financing facilities, including terms, amounts outstanding, amounts available and weighted average borrowings and interest rates during the period.
          Our financing facilities contain various covenants, including the requirement that we comply with leverage and minimum fixed charge ratio requirements. In addition, our credit facilities prohibit the payment of cash dividends without the lenders’ consent and the requirement that we provide annual and quarterly financial information which is reported on by our independent registered public accounting firm to the lenders within a certain time period after the annual or quarterly period ends. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified period of time. Because we were not current with our reporting obligations under the SEC Exchange Act of 1934 beginning on September 30, 2006 and ending on

INSIGHT ENTERPRISES, INC.
July 25, 2007, we were not able to obtain reports from our independent registered public accounting firm and, therefore, were in violation of our financial reporting covenant. We were able to obtain a waiver letter from the lender which waived our obligation to provide the affected report from our independent registered public accounting firm and waived any events of default occurring under the facility as a result of our failure to comply with the covenant. We intend to provide all late reports and current financial statements to our lenders upon becoming current in our filings.
Off Balance Sheet Arrangements
          We have entered into off-balance sheet arrangements, which include guaranties and indemnifications, as defined by the SEC’s Final Rule 67, “Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.” The guaranties and indemnifications are discussed in Item 8 to our Annual Report on Form 10-K for the year ended December 31, 2006. We believe that none of our off-balance sheet arrangements have, or is reasonably likely to have, a material current or future effect on our financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
          Although the credit agreement we entered into to finance in part the acquisition of Software Spectrum increased our exposure to market risk from changes in interest rates, we believe that the effect of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows will not be material. Our financing facilities expose net earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. We had $67.5 million outstanding under our term loan, $8.0 million outstanding under our revolving line of credit and $126.0 million outstanding under our accounts receivable securitization financing facility at March 31, 2007. The interest rates attributable to the term loan, the line of credit and the financing facility were 6.45%, 8.25% and 5.98%, respectively, per annum at December 31, 2006. A change in annual net earnings from continuing operations resulting from a hypothetical 10% increase or decrease in interest rates, without regard to the effects of other possible occurrences, such as actions to mitigate this result, would approximate $1.0 million.
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

INSIGHT ENTERPRISES, INC.
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
          We monitor our foreign currency exposure and may from time to time enter into hedging transactions to manage this exposure. There were no hedging transactions during the quarter ended March 31, 2007, and there were no hedging instruments outstanding at March 31, 2007.
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period of this report, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and determined that, as a result of the material weakness in internal control over financial reporting described below, as of March 31, 2007 our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
     As a result of financial statement errors attributable to the material weakness described above, we have filed a comprehensive Form 10-K for the fiscal year ended December 31, 2006 in which we restated our consolidated statements of earnings, of stockholders’ equity and comprehensive income and of cash flows for the years ended December 31, 2005 and 2004, our consolidated balance sheet as of December 31, 2005 and selected consolidated financial data for the years ended December 31, 2005, 2004, 2003 and 2002, and for each of the quarters in the year ended December 31, 2005 and the quarters ended March 31, and June 30, 2006.

INSIGHT ENTERPRISES, INC.
(b) Changes in Internal Control Over Financial Reporting
     There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Part II — OTHER INFORMATION
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
Item 1A. Risk Factors.
          In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainty not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          There were no unregistered sales of equity securities during the three months ended March 31, 2007.
          We have never paid a cash dividend on our common stock, and our financing facilities prohibit the payment of cash dividends without the lenders’ consent.

INSIGHT ENTERPRISES, INC.
Issuer Purchases of Equity Securities

			(c)	(d)
	(a)		Total Number of Shares	Approximate Dollar Value
	Total Number	(b)	Purchased as Part of	of Shares That May Yet be
	of Shares	Average Price	Publicly Announced	Purchased Under the Plans
Period	Purchased	Paid per Share	Plans or Programs	or Programs[1]
January 1, 2007 through January 31, 2007	—	$—	—	$50,000,000
February 1, 2007 through February 28, 2007	—	—	—	50,000,000
March 31, 2007 through March 31, 2007	—	—	—	50,000,000

Total	—		—

[1]	On January 26, 2006, we announced that our Board of Directors had authorized the repurchase of up to $50,000,000 of our common stock. We made no repurchases under this program during the three months ended March 31, 2007.
Item 3. Defaults Upon Senior Securities.
          None.
Item 4. Submission of Matters to a Vote of Security Holders.
          None.
Item 5. Other Information.
          None.

INSIGHT ENTERPRISES, INC.
Item 6. Exhibits.
(a) Exhibits. (Unless otherwise noted, exhibits are filed herewith.)

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc. (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the year ended December 31, 2005 filed on February 17, 2006, File No. 0-25092).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc. (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on August 5, 2005, File No. 0-25092).
3.3	Amended and Restated Bylaws of the Insight Enterprises, Inc. (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on May 7, 2007, File No. 0-25092).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).
4.2	Rights Agreement (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on March 17, 1999, File No. 0-25092).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

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