Form 10-Q
period 2007-06-30
INSIGHT ENTERPRISES INC
filed 2007-08-09
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
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
Yes ☐          No ☑
     The number of shares outstanding of the issuer’s common stock as of August 2, 2007 was 49,100,749.

INSIGHT ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
Three Months Ended June 30, 2007

INSIGHT ENTERPRISES, INC.
FORWARD-LOOKING INFORMATION
     Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect net sales, gross profit, operating expenses, earnings from continuing operations, non-operating income and expenses, earnings from discontinued operations or net earnings; effects of acquisitions or dispositions; projections of capital expenditures and growth; hiring plans; plans for future operations; the availability of financing and our needs or plans relating thereto; plans relating to our products and services; the effect of new accounting principles or changes in accounting policies; the effect of guaranty and indemnification obligations; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions, and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following, which are discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006:
•	changes in the information technology industry and/or the economic environment;

•	our reliance on suppliers for product availability, marketing funds, purchasing incentives and competitive products to sell;

•	disruptions in our information technology and voice and data networks, including migration of Software Spectrum to our information technology and voice and data networks;

•	the integration and operation of Software Spectrum, including our ability to achieve the expected benefits of the acquisition;

•	actions of our competitors, including manufacturers of products we sell;

•	the informal inquiry from the Securities and Exchange Commission (“SEC”) and the fact that we could be subject to stockholder litigation related to the investigation by the Options Subcommittee of our Board of Directors into our historical stock option granting practices and the related restatement of our consolidated financial statements;

•	the recently enacted changes in securities laws and regulations, including potential risk resulting from our evaluation of internal controls under the Sarbanes-Oxley Act of 2002;

•	the risks associated with international operations;

•	sales of software licenses are subject to seasonal changes in demand;

•	increased debt and interest expense and lower availability on our financing facilities;

•	increased exposure to currency exchange risks;

•	our dependence on key personnel;

•	risk that purchased goodwill or amortizable intangible assets become impaired;

•	our failure to comply with the terms and conditions of our public sector contracts;

•	risks associated with our very limited experience in outsourcing business functions to India;

•	rapid changes in product standards; and

•	intellectual property infringement claims.
Additionally, there may be other risks that are otherwise described from time to time in the reports that we file with the SEC.
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

INSIGHT ENTERPRISES, INC.
Important factors that could cause actual results to differ materially include: adjustments to the consolidated financial statements that may be required related to the SEC informal inquiry; and risks of litigation and governmental or other regulatory inquiries or proceedings arising out of or related to the Company’s historical stock option granting practices. Therefore, any forward-looking statements in this report should be considered in light of various important factors, including the risks and uncertainties listed above, as well as others.
     We assume no obligation to update, and do not intend to update, any forward-looking statements. We do not endorse any projections regarding future performance that may be made by third parties.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
INSIGHT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$46,144	$54,697
Accounts receivable, net of allowances for doubtful accounts of $23,450 and $23,211, respectively	1,029,215	994,892
Inventories	98,419	97,751
Inventories not available for sale	20,040	31,112
Deferred income taxes	13,812	15,583
Other current assets	20,923	32,359

Total current assets	1,228,553	1,226,394

Property and equipment, net of accumulated depreciation of $92,000 and $87,046, respectively	137,546	129,256
Buildings held for lease, net of accumulated depreciation of $4,926 and $4,543, respectively	16,139	16,522
Goodwill	300,133	296,781
Intangible assets, net of accumulated amortization of $9,309 and $3,976, respectively	82,834	86,929
Deferred income taxes	2,908	—
Other long-term assets	18,618	18,269

	$1,786,731	$1,774,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$708,542	$611,367
Accrued expenses and other current liabilities	116,797	136,401
Current portion of long-term debt	15,000	15,000
Deferred revenue	27,618	40,728
Line of credit	42,000	15,000

Total current liabilities	909,957	818,496

Long-term debt	84,500	224,250
Long-term deferred income taxes	17,787	19,403
Other long-term liabilities	25,574	21,652

	1,037,818	1,083,801

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 49,101 shares at June 30, 2007 and 48,868 shares at December 31, 2006 issued and outstanding	491	489
Additional paid-in capital	371,424	363,308
Retained earnings	341,741	297,664
Accumulated other comprehensive income — foreign currency translation adjustment	35,257	28,889

Total stockholders’ equity	748,913	690,350

	$1,786,731	$1,774,151

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
				As Restated (1)
Net sales	$1,283,449	$780,346	$2,407,424	$1,513,170
Costs of goods sold	1,098,636	678,200	2,069,436	1,313,918

Gross profit	184,813	102,146	337,988	199,252
Selling and administrative expenses	138,323	79,534	268,081	155,639
Severance and restructuring expenses	2,841	—	2,841	—

Earnings from operations	43,649	22,612	67,066	43,613

Non-operating (income) expense:
Interest income	(2,182)	(1,086)	(4,294)	(2,008)
Interest expense	4,767	272	10,526	1,069
Net foreign currency exchange (gain) loss	(3,002)	(7)	(3,656)	24
Other expense, net	496	158	713	320

Earnings from continuing operations before income taxes	43,570	23,275	63,777	44,208
Income tax expense	16,761	8,106	24,672	15,597

Net earnings from continuing operations	26,809	15,169	39,105	28,611

Earnings from discontinued operations, net of taxes of $0, $1,005, $111 and $1,870, respectively	—	1,574	171	2,956
Gain on sale of discontinued operations, net of taxes of $0, $5,978, $3,135 and $5,978, respectively	—	9,144	4,801	9,144

Net earnings from discontinued operations	—	10,718	4,972	12,100

Net earnings	$26,809	$25,887	$44,077	$40,711

Net earnings per share — Basic:
Net earnings from continuing operations	$0.55	$0.32	$0.80	$0.60
Net earnings from discontinued operations	—	0.22	0.10	0.25

Net earnings per share	$0.55	$0.54	$0.90	$0.85

Net earnings per share — Diluted:
Net earnings from continuing operations	$0.54	$0.31	$0.79	$0.59
Net earnings from discontinued operations	—	0.22	0.10	0.25

Net earnings per share	$0.54	$0.53	$0.89	$0.84

Shares used in per share calculations:
Basic	49,099	48,277	49,054	48,140

Diluted	49,402	48,352	49,346	48,234

(1)	See Note 2 “Restatement of Consolidated Financial Statements.”
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2007	2006
		As Restated (1)
Cash flows from operating activities:
Net earnings from continuing operations	$39,105	$28,611
Plus: net earnings from discontinued operations	4,972	12,100

Net earnings	44,077	40,711
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	17,641	9,086
Provision for losses on accounts receivable	1,459	1,483
Write-downs of inventories	2,841	4,748
Non-cash stock-based compensation	5,663	6,254
Gain on sale of discontinued operation	(7,937)	(15,122)
Excess tax benefit from employee gains on stock-based compensation	(45)	(895)
Deferred income taxes	(2,753)	(6,724)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(42,488)	20,048
Decrease in inventories	484	39,379
Decrease (increase) in other current assets	11,759	(2,120)
Increase in other assets	(2,221)	(14,625)
Increase in accounts payable	105,175	55,459
Decrease in inventories financing facility	—	(4,281)
Decrease in deferred revenue	(12,937)	(6,521)
Decrease in accrued expenses and other liabilities	(17,172)	(95)

Net cash provided by operating activities	103,546	126,785

Cash flows from investing activities:
Proceeds from sale of discontinued operation	28,631	46,500
Purchases of property and equipment	(18,867)	(17,187)

Net cash provided by investing activities	9,764	29,313

Cash flows from financing activities:
Repayments on short-term financing facility	—	(45,000)
Borrowings on long-term financing facility	262,000	—
Repayments on long-term financing facility	(398,000)	—
Repayments on term loan	(3,750)	—
Net repayments on line of credit	27,000	(21,309)
Proceeds from sales of common stock under employee stock plans	2,475	7,391
Excess tax benefit from employee gains on stock-based compensation	45	895
Decrease in book overdrafts	(15,606)	—

Net cash used in financing activities	(125,836)	(58,023)

Cash flows from discontinued operation:
Net cash used in operating activities	—	(8,885)
Net cash provided by investing activities	—	11,710
Net cash used in financing activities	—	(2,696)

Net cash provided by discontinued operation	—	129

Foreign currency exchange effect on cash flow	3,973	4,903

(Decrease) increase in cash and cash equivalents	(8,553)	103,107
Cash and cash equivalents at beginning of period	54,697	35,145

Cash and cash equivalents at end of period	$46,144	$138,252

(1)	See Note 2 “Restatement of Consolidated Financial Statements.”
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
     The accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2007, our results of operations for the three and six months ended June 30, 2007 and 2006 and our cash flows for the six months ended June 30, 2007 and 2006. The consolidated balance sheet as of December 31, 2006 was derived from the audited consolidated balance sheet at such date. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission (“SEC”) and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).
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
     The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Additionally, these estimates and assumptions affect the reported amounts of net sales and expenses during the reported period. Actual results could differ from those estimates.
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
Recently Issued Accounting Pronouncements
     There have been no material changes or additions to the recently issued accounting pronouncements as previously reported in Note 1 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2006 which effect the Company’s financial statements.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
2. Restatement of Consolidated Financial Statements
     The following table presents the effect of the financial statement restatement adjustments on the Company’s previously reported consolidated statements of earnings for the six months ended June 30, 2006 (in thousands):

	Six Months Ended June 30, 2006
		Discontinued
	As Reported	Operation(B)	Adjustments		As Restated
Net sales	$1,626,007	$(112,837)	$—		$1,513,170
Costs of goods sold	1,422,702	(108,784)	—		1,313,918

Gross profit	203,305	(4,053)			199,252
Operating expenses:
Selling and administrative expenses	159,263	(2,624)	(1,000	)(A)	155,639

Earnings from operations	44,042	(1,429)	1,000		43,613
Non-operating (income) expense:
Interest income	(2,008)	—	—		(2,008)
Interest expense	1,069	—	—		1,069
Net foreign currency exchange loss	24	—	—		24
Other expense, net	320	—	—		320

Earnings from continuing operations before income taxes	44,637	(1,429)	1,000		44,208
Income tax expense	15,773	(566)	390	(A)	15,597

Net earnings from continuing operations	28,864	(863)	610		28,611
Net earnings from discontinued operation	11,237	863	—		12,100

Net earnings	$40,101	$—	$610		$40,711

Net earnings per share — Basic:
Net earnings from continuing operations	$0.60	$(0.02)	$0.02		$0.60
Net earnings from discontinued operation	0.23	0.02	—		0.25

Net earnings per share	$0.83	$—	$0.02		$0.85

Net earnings per share — Diluted:
Net earnings from continuing operations	$0.59	$(0.02)	$0.02		$0.59
Net earnings from discontinued operation	0.23	0.02	—		0.25

Net earnings per share	$0.82	$—	$0.02		$0.84

Shares used in per share calculations:
Basic	48,140	—	—		48,140

Diluted	48,710	—	(476	)(C)	48,234

(A)	Adjustment to record a legal settlement expense that was recorded in the first quarter of 2006, which should have been recorded in the fourth quarter of 2005, as described in Note 2 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2006.

(B)	Adjustment to reclassify the operations of PC Wholesale to discontinued operations as described in Note 11.

(C)	Effect of adjustment for stock-based compensation expense pursuant to APB No. 25 and the associated income tax benefit, as described in Note 2 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2006.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
     The following table presents the effect of the restatement adjustments on the Company’s previously reported cash flow amounts for the six months ended June 30, 2006 (in thousands):

	Six Months Ended June 30, 2006
		Discontinued
	As Reported	Operation(B)	Adjustments		As Restated
Cash flows from operating activities:
Net earnings from continuing operations	$28,864	$(863)	$610	(A)	$28,611
Plus: net earnings from discontinued operations	11,237	863	—		12,100

Net earnings	40,101	—	610		40,711

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,086	—	—		9,086
Provisions for losses on accounts receivable	1,483	—	—		1,483
Write-downs of inventories	4,748	—	—		4,748
Non-cash stock-based compensation expense	6,254	—	—		6,254
Gain on sale of discontinued operation	(15,122)	—	—		(15,122)
Deferred income taxes	(6,724)	—	—		(6,724)
Excess tax benefit from employee gains on stock-based compensation	(2,232)	—	1,337	(C)	(895)

Change in assets and liabilities:
Decrease in accounts receivable	20,048	—	—		20,048
Decrease in inventories	39,379	—	—		39,379
Increase in other current assets	(2,120)	—	—		(2,120)
Increase in other assets	(14,625)	—	—		(14,625)
Increase in accounts payable	55,459	—	—		55,459
Decrease in inventories financing facility	(4,281)	—	—		(4,281)
Decrease in deferred revenue	(6,521)	—	—		(6,521)
Increase (decrease) in accrued expenses and other liabilities	515	—	(610	)(A)	(95)

Net cash provided by operating activities	125,448	—	1,337		126,785

Cash flows from investing activities:		—	—
Proceeds from sale of discontinued operation	46,500	—	—		46,500
Purchases of property and equipment	(17,187)	—	—		(17,187)

Net cash provided by investing activities	29,313	—	—		29,313

Cash flows from financing activities:
Repayments on short-term financing facility	(45,000)	—	—		(45,000)
Net repayments on line of credit	(21,309)	—	—		(21,309)
Proceeds from sales of common stock under employee stock plans	7,391	—	—		7,391
Excess tax benefit from employee gains on stock-based compensation	2,232	—	(1,337	)(C)	895

Net cash used in financing activities	(56,686)	—	(1,337)		(58,023)

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended June 30, 2006
		Discontinued
	As Reported	Operation(B)	Adjustments	As Restated
Cash flows from discontinued operation:
Net cash used in operating activities	(8,885)	—	—	(8,885)
Net cash provided by investing activities	11,710	—	—	11,710
Net cash used in financing activities	(2,696)	—	—	(2,696)

Net cash provided by discontinued operation	129	—	—	129

Foreign currency exchange effect on cash flow	4,903	—	—	4,903

Increase in cash and cash equivalents	103,107	—	—	103,107
Cash and cash equivalents at beginning of period	35,145	—	—	35,145

Cash and cash equivalents at end of period	$138,252	$—	$—	$138,252

(A)	Adjustment to record a legal settlement expense that was recorded in the first quarter of 2006, which should have been recorded in the fourth quarter of 2005, as described in Note 2 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2006.

(B)	Adjustment to reclassify the operations of PC Wholesale to discontinued operations as described in Note 11.

(C)	Adjustment to correct presentation of the excess tax benefit from employee gains on stock-based compensation.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
				As Restated (1)
Numerator:
Net earnings from continuing operations	$26,809	$15,169	$39,105	$28,611

Denominator:
Weighted-average shares used to compute basic EPS	49,099	48,277	49,054	48,140
Dilutive potential common shares due to dilutive options and restricted stock, net of tax effect	303	75	292	94

Weighted-average shares used to compute diluted EPS	49,402	48,352	49,346	48,234

Net earnings from continuing operations per share:
Basic	$0.55	$0.32	$0.80	$0.60

Diluted	$0.54	$0.31	$0.79	$0.59

(1)	See Note 2 “Restatement of Consolidated Financial Statements.”
     The following weighted-average outstanding stock options during the three and six months ended June 30, 2007 and 2006 were not included in the diluted EPS calculations because the exercise prices of these options were greater than the average market price of our common stock during the respective periods (in thousands):

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Weighted-average outstanding stock options excluded from the diluted EPS calculation	1,480	3,491	2,456	2,836

4. Goodwill
     The changes in the carrying amount of goodwill for the six months ended June 30, 2007 are as follows (in thousands):

	North America	EMEA	APAC	Consolidated
Balance at December 31, 2006	$217,469	$62,714	$16,598	$296,781
Foreign currency translation adjustments	990	1,432	930	3,352

Balance at June 30, 2007	$218,459	$64,146	$17,528	$300,133

     Goodwill represents the excess of the purchase price over the estimated fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed from previous acquisitions. In accordance with current accounting standards, goodwill is not amortized and will be tested for impairment annually in the fourth quarter of our fiscal year, or more frequently if indicators of potential impairment exist.
5. Debt
     Our long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2007	2006
Term loan	$67,500	$71,250
Accounts receivable securitization financing facility	32,000	168,000

Total	99,500	239,250
Less: current portion of term loan	(15,000)	(15,000)

Long-term debt	$84,500	$224,250

     Our financing facilities contain various covenants, including the requirement that we comply with leverage and minimum fixed charge ratio requirements. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified period of time. Because we were not current with our reporting obligations under the Securities Exchange Act of 1934 beginning on September 30, 2006 and ending on July 26, 2007, we would have been in violation of our financial reporting covenants had we not obtained agreements with our lenders regarding the delivery of substitute financial information to them. The agreements with our lenders waived our obligation to provide the filed reports and waived any events of default occurring under the facility as a result of our failure to comply with the financial reporting covenants. We have since provided all late reports filed with the SEC to our lenders and are in compliance with this reporting covenant at July 26, 2007 and all other covenants at June 30, 2007.
6. Income Taxes
     Our effective tax rates from continuing operations for the three months ended June 30, 2007 and 2006 were 38.5% and 34.8%, respectively. For the three months ended June 30, 2007, our effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to state income taxes, net of federal tax, as well as non-deductible expenses related to executive compensation. For the three months ended June 30, 2006, the effective tax rate approximated the United States federal statutory rate because increases due primarily to state

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
income taxes, net of federal tax, were offset by internal initiatives implemented during the three months ended June 30, 2006 that reduced certain state income taxes.
     Our effective tax rates from continuing operations for the six months ended June 30, 2007 and 2006 were 38.7% and 35.3%, respectively. For the six months ended June 30, 2007, our effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to state income taxes, net of federal tax, as well as non-deductible expenses related to executive compensation and an increase in tax reserves in the first quarter of 2007. For the six months ended June 30, 2006, our effective tax rate increased over the United States federal statutory rate of 35.0% due primarily to state income taxes, net of federal tax, offset partially by a decrease in tax reserves in the first quarter of 2006 due to the closing of an audit and a tax benefit recorded in the second quarter of 2006 for internal initiatives that reduced certain state income taxes.
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
     As of January 1, 2007 (the date we adopted FIN 48) and June 30, 2007 the Company had approximately $10,300,000 and $12,000,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $1,500,000 and $2,000,000, respectively, relate to accrued interest.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
     The employee termination benefits relate to severance payments for Software Spectrum teammates in North America and EMEA who have been or will be terminated in connection with integration plans. The facilities based costs relate to future lease payments or lease termination costs associated with vacating Software Spectrum facilities.
     The following table details the changes in these liabilities during the six months ended June 30, 2007 (in thousands):

	North America	EMEA	Consolidated
Balance at December 31, 2006	$997	$9,528	$10,525
Foreign currency translation adjustments	—	201	201
Cash payments	(24)	(1,134)	(1,158)

Balance at June 30, 2007	$973	$8,595	$9,568

Severance and restructuring activities expensed in 2005
     During the year ended December 31, 2005, our EMEA operations moved into a new facility in the United Kingdom and recorded restructuring costs of $7,458,000, of which $6,447,000 represented the present value of the remaining lease obligations on the previous lease and $1,011,000 represented duplicate rent expense for the new facility for the last half of 2005. At December 31, 2006, the balance of these restructuring accruals was $6,468,000. During the six months ended June 30, 2007, adjustments of $115,000 and $117,000 were recorded to reflect the accretion of interest for the present value of the remaining lease obligations and fluctuations in the British pound sterling exchange rates, respectively. Cash payments of $3,365,000 were made during the six months ended June 30, 2007, resulting in an accrual balance of $3,335,000 at June 30, 2007. In the accompanying consolidated balance sheet at June 30, 2007, all amounts are expected to be paid within the next year and included in accrued expenses and other current liabilities.
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
     We recorded the following pre-tax amounts for stock-based compensation, by operating segment, in our consolidated financial statements (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
North America	$2,979	$2,799	$4,865	$5,686
EMEA	479	283	844	568
APAC	24	—	38	—

Total Continuing Operations	$3,482	$3,082	$5,747	$6,254

Discontinued Operations	$—	$714	$—	$1,017

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Accounting for Stock Options After SFAS No. 123R Implementation
     There were no stock options granted during the three months ended June 30, 2007 or 2006, and we do not currently plan to grant any stock options in 2007. The current expense for all outstanding stock options granted prior to January 1, 2006, net of estimated forfeitures, has been recognized in our consolidated statements of earnings for the three and six months ended June 30, 2007 and 2006. Forfeitures were estimated and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     For the three months ended June 30, 2007 and 2006, we recorded in continuing operations stock-based compensation expense related to stock options, net of forfeitures, of $856,000 and $ 2,124,000, respectively. For the six months ended June 30, 2007 and 2006, we recorded in continuing operations stock-based compensation expense related to stock options, net of forfeitures, of $2,123,000 and $4,627,000, respectively. As of June 30, 2007, total compensation cost related to nonvested stock options not yet recognized is $1,896,000, which is expected to be recognized over the next 0.60 years on a weighted-average basis.
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
     The following table summarizes our stock option activity during the three months ended June 30, 2007:

				Weighted
				Average
			Aggregate	Remaining
	Number	Weighted Average	Intrinsic Value	Contractual
	Outstanding	Exercise Price	(in-the-money options)	Life (in years)
Outstanding at the beginning of period	5,076,391	$19.39
Granted	—	$—
Exercised	(325)	$8.81	$3,278

Expired	(260,273)	$23.29
Forfeited	(1,466)	$19.60

Outstanding at the end of period	4,814,327	$19.18	$16,931,582	2.38

Exercisable at the end of period	3,818,754	$19.20	$13,483,238	2.37

Vested and expected to vest	4,766,148	$19.18	$16,766,414	0.11

     The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $22.57 as of June 30, 2007, which would have been received by the option holders had all option holders exercised options and sold the underlying shares on that date.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
     The following table summarizes the status of outstanding stock options as of June 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number of	Remaining	Exercise	Number of	Exercise
Exercise	Options	Contractual	Price Per	Options	Price Per
Prices	Outstanding	Life (in years)	Share	Exercisable	Share
$5.88 — 17.94	1,003,406	2.47	$14.71	882,399	$14.67
17.98 — 18.64	1,004,246	2.71	$18.49	700,468	$18.47
18.67 — 19.90	1,086,219	2.36	$19.66	783,335	$19.64
19.92 — 21.25	1,046,398	1.87	$20.93	778,494	$20.94
21.30 — 41.00	674,058	2.58	$23.39	674,058	$23.39

	4,814,327	2.38	$19.18	3,818,754	$19.20

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
     For the three months ended June 30, 2007 and 2006, we recorded in continuing operations stock-based compensation expense, net of forfeitures, related to restricted stock shares and RSUs of $2,626,000 and $958,000, respectively. For the six months ended June 30, 2007 and 2006, we recorded in continuing operations stock-based compensation expense, net of forfeitures, related to restricted stock shares and RSUs of $3,624,000 and $1,627,000, respectively. As of June 30, 2007, total compensation cost related to nonvested restricted stock shares and RSUs was $15,650,000, which is expected to be recognized over the next 1.4 years on a weighted-average basis.
     The following table summarizes our restricted stock activity, including restricted stock shares and RSUs, during the three months ended June 30, 2007:

		Weighted Average
	Number	Grant Date Fair Value	Fair Value
Nonvested at the beginning of period	1,344,186	$20.11
Granted	100	$18.65
Vested	(16,506)	$19.56	$329,039	(a)

Forfeited	(19,989)	$18.57

Nonvested at the end of period	1,307,791	$20.14	$28,689,336	(b)

Expected to vest	1,126,750		$25,430,754	(b)

(a)	The fair value of vested restricted stock shares and RSUs represents the total pre-tax fair value, based on the closing

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

stock price on the day of vesting, which would have been received by holders of restricted stock shares and RSUs had all such holders sold their underlying shares on that date.

(b)	The aggregate fair value of the nonvested restricted stock shares and the RSUs expected to vest represents the total pre-tax fair value, based on our closing stock price of $22.57 as of June 30, 2007, which would have been received by holders of restricted stock shares and RSUs had all such holders sold their underlying shares on that date.
9. Share Repurchase Program
     In January 2006, our Board of Directors authorized the repurchase of up to $50,000,000 of our common stock. As of June 30, 2007, we have not purchased any shares under this authorization.
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
     In July 2007, we signed a Statement of Work with Wipro Limited to assist us in integrating our hardware, services and software distribution operations in US, Canada, EMEA and APAC on mySAP. We have committed to pay Wipro an aggregate amount of approximately $17,350,000 against milestones in 2007 through 2009, as set forth in the Statement of Work.
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
     On May 2, 2007, we announced the retirement of Stanley Laybourne, the Company’s chief financial officer, secretary and treasurer and a member of our Board of Directors. In connection with his retirement, we have agreed to provide him payments and benefits consistent with those required for termination without cause under his existing employment agreement, which has been previously filed with the SEC. Accordingly, we expect to pay him a lump sum severance payment equal to two times his base salary plus two times his 2006 bonus. The total severance amount related to this retirement is estimated to be approximately $2,842,000, including non-cash stock-based compensation expense for a ninety day extension of the post termination exercise

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
period for stock options, which was recorded as severances expenses during the three months ended June 30, 2007.
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
Indemnifications
     In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify either our client or a third-party service provider in the arrangement from any losses incurred relating to services performed on our behalf or for losses arising from certain defined events, which may include litigation or claims relating to past performance. These arrangements include, but are not limited to, our indemnification of our officers and directors to the maximum extent under the laws of the State of Delaware, the indemnification of our lessors for certain claims arising from our use of leased facilities, and the indemnification of the lenders that provide our credit facilities for certain claims arising from their extension of credit to us. Such indemnification obligations may not be subject to maximum loss clauses. Management believes that payments, if any, related to these indemnifications are not probable at June 30, 2007 and, if incurred, would be immaterial. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated interim financial statements.
     In connection with our sale of Direct Alliance in June 2006, the sale agreement contains certain indemnification provisions pursuant to which we are required to indemnify the buyer for a limited period of time for liabilities, losses or expenses arising out of breaches of covenants and certain breaches of representations and warranties relating to the condition of the business prior to and at the time of sale. Management believes that payments related to these indemnifications, if any, are not probable at June 30, 2007 and, if incurred, would be immaterial.
     In connection with our sale of PC Wholesale in March 2007, the sale agreement contains certain indemnification provisions pursuant to which we are required to indemnify the buyer for a limited period of time for liabilities, losses or expenses arising out of breaches of covenants and certain breaches of representations and warranties relating to the condition of the business prior to and at the time of sale. Management believes that payments related to these indemnifications, if any, are not probable at June 30, 2007 and, if incurred, would not have a material adverse effect on our results of operations.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
     Software Spectrum, as successor to CS&T, is party to litigation brought in the Belgian courts regarding a dispute over the terms of a tender awarded by the Belgian Ministry of Defence (“MOD”) in November 2000. In February 2001, CS&T brought a breach of contract suit against MOD in the Court of First Instance in Brussels and claimed breach of contract damages in the amount of approximately $150,000. MOD counterclaimed against CS&T for cost to cover in the amount of approximately $2,700,000, and, in July 2002, CS&T added a Belgian subsidiary of Microsoft as a defendant. We believe that MOD’s counterclaims are unfounded, and we are vigorously defending the claim.
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
11. Discontinued Operations
PC Wholesale
     On March 1, 2007, we completed the sale of PC Wholesale, a division of our North America operating segment that sells to other resellers. The transaction generated proceeds of $28.7 million, including net assets sold that are subject to certain post-closing adjustments. We expect to have resolution of the post-closing adjustments by the end of August 2007, which may result in additional gain recorded on the sale. The sale of PC Wholesale is consistent with our strategic plan as we concluded that selling IT products to other resellers is not a core element of our growth strategy.
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), we have accounted for PC Wholesale as a discontinued operation, and we have reported the results of operations of PC Wholesale as a discontinued operation in the consolidated statements of earnings for all periods presented. We did not allocate interest, general corporate overhead expense or non-specific vendor funding to the discontinued operation. PC Wholesale’s accounts receivable and inventory was approximately $15 million and $6 million, respectively, at December 31, 2006. Other assets and liabilities of PC Wholesale included in the consolidated balance sheets as of December 31, 2006 were not material.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
     The following amounts for the three and six months ended June 30, 2007 and 2006, respectively, represent PC Wholesale’s results of operations. The following amounts have been segregated from continuing operations and reflected as a discontinued operation (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$—	$56,758	$30,142	$112,837
Costs of goods sold	—	54,652	29,092	108,784

Gross profit	—	2,106	1,050	4,053
Selling and administrative expenses	—	1,239	768	2,624

Earnings from discontinued operation before income taxes	—	867	282	1,429
Income tax expense	—	345	111	566

Net earnings from discontinued operation	$—	$522	$171	$863

Direct Alliance
     On June 30, 2006, we completed the sale of 100% of the outstanding stock of Direct Alliance for a purchase price of $46,500,000, subject to a working capital adjustment. The purchase price did not include real estate and intercompany receivables, which had an estimated fair value of $49,400,000 (book value of $43,237,000) and were distributed to us immediately prior to closing. In addition to payment of the purchase price, the buyer is obligated to make a one-time bonus payment to us if Direct Alliance achieves certain gross profit levels for the year ended December 31, 2006 (“Earn Out”). Additionally, the buyer is entitled to a claw back of the purchase price of up to $5,000,000 if certain Direct Alliance client contracts are not renewed on terms prescribed in the sale agreement. The Company is in the process of negotiating the final resolution of the Earn Out and the claw back, which may result in additional gain recorded on the sale. Additionally, on June 30, 2006, we paid $2,696,000 to the holders of 1,997,500 exercised Direct Alliance stock options. If additional gain is recorded on the sale as a result of final resolution of the Earn Out and clawback, additional amounts will also be paid to the holders of 1,997,500 exercised Direct Alliance stock options.
     In accordance with SFAS No. 144, we have reported the results of operations of Direct Alliance as a discontinued operation in the consolidated statements of earnings for all periods presented. We did not allocate interest or general corporate overhead expense to the discontinued operation.
     On June 30, 2006, in connection with the sale of Direct Alliance, we entered into a lease agreement with Direct Alliance pursuant to which Direct Alliance will lease from us the facilities it used prior to the sale. The initial lease term is for eighteen months starting July 1, 2006. Accordingly, we have separately presented the value of the land and buildings as “buildings held for lease” on the consolidated balance sheet at June 30, 2007. Lease income related to these buildings was $272,000 and $524,000 for the three and six months ended June 30, 2007, respectively, and is classified as net sales. Depreciation expense related to these buildings was $183,000 and $366,000 for the three and six months ended June 30, 2007, respectively, and is classified as costs of goods sold.
12. Segment Information
     We operate in three reportable geographic operating segments: North America; EMEA; and APAC. Currently, our offerings in North America and the United Kingdom include brand-name IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC currently only include software and select software-related services.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
     All intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments and on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the three and six months ended June 30, 2007.
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
     The tables below present information about our reportable operating segments as of and for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30, 2007
	North America	EMEA	APAC	Consolidated
Net sales	$923,899	$331,903	$27,647	$1,283,449
Costs of goods sold	789,710	286,863	22,063	1,098,636

Gross profit	134,189	45,040	5,584	184,813
Operating expenses:
Selling and administrative expenses	101,092	33,470	3,761	138,323
Severance and restructuring expenses	2,841	—	—	2,841

Earnings from operations	$30,256	$11,570	$1,823	$43,649

Non-operating income, net				79

Earnings from continuing operations before income taxes				43,570
Income tax expense				16,761

Net earnings from continuing operations				26,809
Net earnings from discontinued operation				—

Net earnings				$26,809

Total assets	$2,168,691	$485,673	$42,112	$1,786,731	*

*	Consolidated total assets include corporate assets and intercompany eliminations for a net reduction of $909,745.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended June 30, 2006
	North America	EMEA	APAC	Consolidated
Net sales	$665,023	$115,323	$—	$780,346
Costs of goods sold	580,300	97,900	—	678,200

Gross profit	84,723	17,423	—	102,146
Operating expenses:
Selling and administrative expenses	65,027	14,507	—	79,534

Earnings from operations	$19,696	$2,916	$—	22,612

Non-operating income, net				(663)

Earnings from continuing operations before income taxes				23,275
Income tax expense				8,106

Net earnings from continuing operations				15,169
Net earnings from discontinued operation				10,718

Net earnings				$25,887

Total assets	$1,184,765	$123,913	$—	$930,077	*

*	Consolidated total assets include corporate assets and intercompany eliminations for a net reduction of $378,601.

	Six Months Ended June 30, 2007
	North America	EMEA	APAC	Consolidated
Net sales	$1,701,100	$659,279	$47,045	$2,407,424
Costs of goods sold	1,454,995	575,768	38,673	2,069,436

Gross profit	246,105	83,511	8,372	337,988
Operating expenses:
Selling and administrative expenses	195,862	65,481	6,738	268,081
Severance and restructuring expenses	2,841	—	—	2,841

Earnings from operations	$47,402	$18,030	$1,634	67,066

Non-operating income, net				3,289

Earnings from continuing operations before income taxes				63,777
Income tax expense				24,672

Net earnings from continuing operations				39,105
Net earnings from discontinued operation				4,972

Net earnings				$44,077

Total assets	$2,168,691	$485,673	$42,112	$1,786,731	*

*	Consolidated total assets include corporate assets and intercompany eliminations for a net reduction of $909,745.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended June 30, 2006
	North America	EMEA	APAC	Consolidated
	As Restated (1)			As Restated (1)
Net sales	$1,277,902	$235,268	$—	$1,513,170
Costs of goods sold	1,113,671	200,247	—	1,313,918

Gross profit	164,231	35,021	—	199,252
Operating expenses:
Selling and administrative expenses	127,082	28,557	—	155,639

Earnings from operations	$37,149	$6,464	$—	43,613

Non-operating income, net				(595)

Earnings from continuing operations before income taxes				44,208
Income tax expense				15,597

Net earnings from continuing operations				28,611
Net earnings from discontinued operation				12,100

Net earnings				$40,711

Total assets	$1,184,765	$123,913	$—	$930,077	*

(1)	See Note 2 “Restatement of Consolidated Financial Statements.”

*	Consolidated total assets include corporate assets and intercompany eliminations for a net reduction of $378,601.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q.
Quarterly Overview
     We are a leading provider of brand-name information technology (“IT”) hardware, software and services to large enterprises, small to medium-sized businesses (“SMB”) and public sector institutions in North America, EMEA (Europe, the Middle East and Africa) and APAC (Asia-Pacific).
     Currently, our offerings in North America and the United Kingdom include brand-name IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC currently only include software and select software-related services.
     Net sales for the three months ended June 30, 2007 increased 64% to $1.28 billion from $780.3 million for the three months ended June 30, 2006. Net earnings for the three months ended June 30, 2007 increased 4% to $26.8 million from $25.9 million for the three months ended June 30, 2006 and diluted earnings per share increased to $0.54 for the three months ended June 30, 2007 from $0.53 for the three months ended June 30, 2006. Net earnings and diluted earnings per share for the three months ended June 30, 2007 include the following items:
•	expenses of $4.3 million, $2.6 million net of tax, for professional fees associated with our stock option review (see Note 2 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2006); and

•	$2.8 million, $1.7 million net of tax, for severance expense.
     Net earnings and diluted earnings per share for the three months ended June 30, 2006 include the gain on the sale of a discontinued operation of $15.1 million, $9.1 million net of taxes.
     Net sales for the six months ended June 30, 2007 increased 59% to $2.4 billion from $1.5 billion for the six months ended June 30, 2006. Net earnings for the six months ended June 30, 2007 increased 8% to $44.1 million from $40.7 million for the six months ended June 30, 2006 and diluted earnings per share increased to $0.89 for the six months ended June 30, 2007 from $0.84 for the six months ended June 30, 2006. Net earnings and diluted earnings per share for the six months ended June 30, 2007 include the following items:
•	gain on sale of a discontinued operation of $7.9 million, $4.8 million net of tax;

•	expenses of $10.0 million, $6.1 million net of tax, for professional fees associated with our stock option review; and

•	$2.8 million, $1.7 million net of tax, for severance expense.
     Net earnings and diluted earnings per share for the six months ended June 30, 2006 include the gain on the sale of a discontinued operation of $15.1 million, $9.1 million net of taxes.
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
     Our North America net sales increased 39% from $665.0 million in the three months ended June 30, 2006 to $923.9 million in the three months ended June 30, 2007, due primarily to an increase in software sales

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
attributable to the acquisition of Software Spectrum. Our North America segment achieved very strong results, including gross profit growth of 58%, in what is typically our strongest quarter of the year for sales of software. Within North America, our software category grew 315%, hardware declined 1%, and our services grew 26%. We were pleased with the sales results in all categories, including hardware, which had a difficult year-over-year performance comparison due to a large one-time Cisco rollout to one of our largest clients in the second quarter of 2006. Excluding this large sale from the second quarter last year, North America hardware sales growth exceeded 8%, which we believe was faster than the overall IT hardware market. Also included in our North America segment results was $4.1 million of professional fees associated with our stock option review and $2.8 million of severance expense. Overall North America earnings from operations increased 54% from $19.7 million for the three months ended June 30, 2006 to $30.3 million for the three months ended June 30, 2007.
     Our EMEA operations, which included only the United Kingdom in the three months ended June 30, 2006, recognized net sales that were up from $115.3 million in three months ended June 30, 2006 to $331.9 million in the three months ended June 30, 2007, due primarily to the acquisition of Software Spectrum. Our EMEA segment capitalized on the strongest quarter for software sales and achieved strong results across all geographic regions. Additionally, our United Kingdom operations continue to benefit from a combined solution offering and posted strong results across the hardware, software and services categories. Within EMEA, our software category grew 1,045%, hardware grew 18%, and our services grew 220%. Also included in our EMEA segment results was $228,000 of professional fees associated with our stock option review. Overall EMEA earnings from operations increased 297% from $2.9 million for the three months ended June 30, 2006 to $11.6 million for the three months ended June 30, 2007.
     Our APAC segment continues to perform very well and contributed net sales of $27.6 million, gross profit of $5.6 million and earnings from operations of $1.8 million for the three months ended June 30, 2007. Although this operating segment represents a small percentage of our consolidated results, we continue to be excited about the growth opportunities this region brings.
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
     In addition to the items disclosed as critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006, we adopted FIN 48 on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
RESULTS OF OPERATIONS
     The following table sets forth for the periods presented certain financial data as a percentage of net sales for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
				Restated (1)
Net sales	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	85.6	86.9	86.0	86.8

Gross profit	14.4	13.1	14.0	13.2
Operating expenses:
Selling and administrative expenses	10.8	10.2	11.1	10.3
Severance and restructuring expenses	0.2	—	0.1	—

Earnings from operations	3.4	2.9	2.8	2.9
Non-operating (income) expense:
Interest income	(0.2)	(0.1)	(0.2)	(0.1)
Interest expense	0.4	—	0.4	0.1
Net foreign currency exchange gain	(0.2)	—	(0.1)	—
Other income, net	—	—	0.1	—

Earnings from continuing operations before income taxes	3.4	3.0	2.6	2.9
Income tax expense	1.3	1.0	1.0	1.0

Net earnings from continuing operations	2.1	2.0	1.6	1.9
Net earnings from discontinued operation	—	1.3	0.2	0.8

Net earnings	2.1%	3.3%	1.8%	2.7

(1)	See Note 2 “Restatement of Consolidated Financial Statements.”
     Net Sales. Net sales for the three months ended June 30, 2007 increased 64% to $1.28 billion from $780.3 million for the three months ended June 30, 2006. The increase in sales is due primarily to an increase in software sales attributable to the acquisition of Software Spectrum on September 7, 2006. Our net sales by operating segment were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2007	2006	Change	2007	2006	Change
Insight North America	$923,899	$665,023	39%	$1,701,100	$1,277,902	33%
EMEA	331,903	115,323	188%	659,279	235,268	180%
APAC	27,647	—	—	47,045	—	—

Consolidated	$1,283,449	$780,346	64%	$2,407,424	$1,513,170	59%

     The increase in North America net sales for the three and six months ended June 30, 2007 compared to the same periods in 2006 is due primarily to an increase in software sales attributable to the acquisition of Software Spectrum. The second quarter is also seasonally the strongest quarter of the year for software sales. During the three months ended June 30, 2007 compared to the three months ended June 30, 2006, our North America software category grew 315%, hardware declined 1%, and our services grew 26%. We were pleased with the sales results in all categories, including hardware, which had a difficult year-over-year performance comparison due to a large one-time Cisco rollout to one of our largest clients in the second quarter of 2006. Excluding this large sale from the second quarter last year, North America hardware sales growth exceeded 8%, which we believe was faster than the overall IT hardware market. North America had 1,336 account executives at June 30, 2007, an increase from 1,034 at June 30, 2006 due primarily to the acquisition of Software Spectrum. Net sales per account executive in North America increased 11% to $708,000 for the three months ended June 30,

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
2007 from $637,000 for the three months ended June 30, 2006. The average tenure of our account executives in North America has increased from 4.1 years at June 30, 2006 to 4.3 years at June 30, 2007. The increase is due primarily to the addition of more tenured account executives with the acquisition of Software Spectrum.
     The increase in EMEA net sales for the three and six months ended June 30, 2007 compared to the same periods in 2006 is due primarily to an increase in software sales attributable to the acquisition of Software Spectrum. Our EMEA segment capitalized on the strongest quarter for software sales and achieved strong results across all geographic regions. Additionally, our United Kingdom operations continue to benefit from a combined solution offering and posted strong results across the hardware, software and services categories. During the three months ended June 30, 2007 compared to the three months ended June 30, 2006, our EMEA software category grew 1,045%, hardware grew 18%, and our services grew 220%. EMEA had 495 account executives at June 30, 2007, an increase from 276 at June 30, 2006 due primarily to the acquisition of Software Spectrum. Net sales per account executive in EMEA increased 56% to $682,000 for the three months ended June 30, 2007 from $438,000 for the three months ended June 30, 2006. The average tenure of our account executives in EMEA has increased from 2.3 years at June 30, 2006 to 2.9 years at June 30, 2007. The increase is due primarily to a decrease in account executive turnover and the addition of more tenured account executives with the acquisition of Software Spectrum.
     APAC’s net sales for the three months ended June 30, 2007 were $27.6 million. We were pleased with the results of our APAC segment and we continue to be encouraged by the growth opportunities in this region.
     Percentage of net sales by category for North America, EMEA and APAC were as follows for the three months ended June 30, 2007 and 2006:

	North America		EMEA		APAC
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
Sales Mix	2007	2006	2007	2006	2007	2006
Notebooks and PDAs	11%	13%	8%	17%	0%	NA
Desktops and Servers	12%	15%	6%	14%	0%	NA
Network and Connectivity	10%	18%	4%	9%	0%	NA
Storage Devices	5%	7%	3%	8%	0%	NA
Supplies and Accessories	5%	7%	3%	8%	0%	NA
Monitors and Video	4%	6%	2%	8%	0%	NA
Printers	4%	7%	3%	8%	0%	NA
Memory and Processors	4%	5%	2%	4%	0%	NA
Miscellaneous	6%	8%	2%	6%	1%	NA

Hardware	61%	86%	33%	82%	1%	NA
Software	37%	12%	66%	17%	98%	NA
Services	2%	2%	<1%	<1%	<1%	NA

	100%	100%	100%	100%	100%	NA

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
     Percentage of net sales by category for North America, EMEA and APAC were as follows for the six months ended June 30, 2007 and 2006:

	North America		EMEA		APAC
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
Sales Mix	2007	2006	2007	2006	2007	2006
Notebooks and PDAs	11%	13%	8%	17%	0%	NA
Desktops and Servers	12%	15%	7%	14%	0%	NA
Network and Connectivity	10%	16%	4%	9%	0%	NA
Storage Devices	6%	8%	4%	8%	0%	NA
Supplies and Accessories	5%	7%	3%	8%	0%	NA
Monitors and Video	4%	6%	3%	9%	0%	NA
Printers	5%	7%	3%	8%	0%	NA
Memory and Processors	4%	5%	2%	4%	0%	NA
Miscellaneous	6%	8%	3%	6%	1%	NA

Hardware	63%	85%	37%	83%	1%	NA
Software	34%	12%	62%	16%	98%	NA
Services	3%	3%	<1%	<1%	<1%	NA

	100%	100%	100%	100%	100%	NA

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
     Gross Profit. The increase in sales of software licenses for which we receive only an agency fee, as well as sales of software maintenance contracts and third-party warranties for which only the gross profit is recorded as net sales, makes period-to-period comparability of net sales and costs of goods sold more difficult. As a result, we believe that gross profit is a more reliable measure of business performance and is more useful in comparing period-to-period trends than net sales. Gross profit increased 81% to $184.8 million for the three months ended June 30, 2007 from $102.1 million for the three months ended June 30, 2006, due primarily to the acquisition of Software Spectrum. As a percentage of net sales, gross profit increased to 14.4% for the three months ended June 30, 2007 from 13.1% for the three months ended June 30, 2006. Gross profit increased 70% to $338.0 million for the six months ended June 30, 2007 from $199.3 million for the six months ended June 30, 2006, due primarily to the acquisition of Software Spectrum. As a percentage of net sales, gross profit increased to 14.0% for the six months ended June 30, 2007 from 13.2% for the six months ended June 30, 2006.
     Our gross profit and gross profit as a percentage of net sales by operating segment for the three and six months ended June 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
		% of		% of		% of		% of
	2007	Net Sales	2006	Net Sales	2007	Net Sales	2006	Net Sales
North America	$134,189	14.5%	$84,723	12.7%	$246,105	14.5%	$164,231	12.9%
EMEA	45,040	13.6%	17,423	15.1%	83,511	12.7%	35,021	14.9%
APAC	5,584	20.2%	—	—	8,372	17.8%	—	—

Consolidated	$184,813	14.4%	$102,146	13.1%	$337,988	14.0%	$199,252	13.2%

     North America’s gross profit increased for the three months ended June 30, 2007 by 58% to $134.2 million from $84.7 million for the three months ended June 30, 2006. Gross profit per account executive

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
increased 27% from $81,000 for the three months ended June 30, 2006 to $103,000 for the three months ended June 30, 2007. As a percentage of net sales, gross profit increased to 14.5% for the three months ended June 30, 2007 from 12.7% for the three months ended June 30, 2006 due primarily to increases in agency fees for Microsoft enterprise software agreement renewals, decreases in inventory write-downs due to improvements in the aging of inventories and increases in the sales of services. These increases were offset partially by decreases in product margin, which includes vendor funding. North America’s gross profit increased for the six months ended June 30, 2007 by 50% to $246.1 million from $164.2 million for the six months ended June 30, 2006. As a percentage of net sales, gross profit increased to 14.5% for the six months ended June 30, 2007 from 12.9% for the six months ended June 30, 2006 due primarily to increases in agency fees for Microsoft enterprise software agreement renewals, decreases in inventory write-downs due to improvements in the aging of inventories and increases in the sales of services. These increases were offset partially by decreases in product margin, which includes vendor funding, and decreases in freight.
     EMEA’s gross profit increased for the three months ended June 30, 2007 by 159% to $45.0 million from $17.4 million for the three months ended June 30, 2006. Gross profit per account executive increased 41% from $66,000 for the three months ended June 30, 2006 to $93,000 for the three months ended June 30, 2007. As a percentage of net sales, gross profit decreased to 13.6% for the three months ended June 30, 2007 from 15.1% for the three months ended June 30, 2006 due primarily to decreases in product margin, which includes vendor funding, and decreases in supplier discounts. These decreases in gross margin were offset partially by increases in agency fees for Microsoft enterprise software agreement renewals and decreases in inventory write-downs due to improvements in the aging of inventories. EMEA’s gross profit increased for the six months ended June 30, 2007 by 138% to $83.5 million from $35.0 million for the six months ended June 30, 2006. As a percentage of net sales, gross profit decreased to 12.7% for the six months ended June 30, 2007 from 14.9% for the six months ended June 30, 2006 due primarily to decreases in product margin, which includes vendor funding, and decreases in supplier discounts. These decreases in gross margin were offset partially by increases in agency fees for Microsoft enterprise software agreement renewals and decreases in inventory write-downs due to improvements in the aging of inventories.
     APAC reported gross profit of $5.6 million and $8.4 million for the three and six months ended June 30, 2007, respectively. As a percentage of net sales, gross profit was 20.2% and 17.8% for the three and six months ended June 30, 2007, respectively.
     Operating Expenses.
     Selling and Administrative Expenses. Selling and administrative expenses increased in the 2007 periods compared to the 2006 periods due primarily to the acquisition of Software Spectrum. Selling and administrative expenses by operating segment for the three and six months ended June 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
		% of		% of		% of		% of
	2007	Net Sales	2006	Net Sales	2007	Net Sales	2006	Net Sales
North America	$101,092	10.9%	$65,027	9.8%	$195,862	11.5%	$127,082	9.9%
EMEA	33,470	10.1%	14,507	12.6%	65,481	9.9%	28,557	12.1%
APAC	3,761	13.6%	—	—	6,738	14.3%	—	—

Consolidated	$138,323	10.8%	$79,534	10.2%	$268,081	11.1%	$155,639	10.3%

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
     North America selling and administrative expenses as a percentage of sales for the three months ended June 30, 2007 has increased over the three months ended June 30, 2006 due primarily to:
•	$4.1 million in other professional fees associated with our stock option review;

•	increases in salaries and wages of approximately $22.7 million due mainly to the acquisition of Software Spectrum, increases in sales incentive programs and increases in bonus expenses due to increased overall financial performance; and

•	amortization of intangible assets acquired with the acquisition of Software Spectrum of $1.3 million.
     North America selling and administrative expenses as a percentage of sales for the six months ended June 30, 2007 has increased over the six months ended June 30, 2006 due primarily to:
•	$10.0 million in professional fees associated with our stock option review;

•	increases in salaries and wages of approximately $41.3 million due mainly to the acquisition of Software Spectrum, increases in sales incentive programs and increases in bonus expenses due to increased overall financial performance;

•	amortization of intangible assets acquired with the acquisition of Software Spectrum of $3.2 million; and

•	other integration-related expenses, such as travel and professional fees.
     EMEA selling and administrative expenses decreased as a percentage of net sales for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 due primarily to increases in net sales partially offset by:
•	increases in salaries and wages of approximately $12.4 million due mainly to the acquisition of Software Spectrum, increases in sales incentive plans and bonus expenses due to increased overall financial performance;

•	amortization of intangible assets acquired with the acquisition of Software Spectrum of $780,000; and

•	$228,000 in professional fees associated with our stock option review.
     EMEA selling and administrative expenses decreased as a percentage of net sales for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 due primarily to increases in net sales partially offset by:
•	increases in salaries and wages of approximately $24.8 million due mainly to the acquisition of Software Spectrum, increases in sales incentive plans and bonus expenses due to increased overall financial performance;

•	amortization of intangible assets acquired with the acquisition of Software Spectrum of $1.8 million;

•	other integration-related expenses, such as travel and professional fees; and

•	$683,000 in professional fees associated with our stock option review.
     APAC’s selling and administrative expenses were $3.8 million and $6.7 million, respectively, for the three and six months ended June 30, 2007. As a percentage of net sales, selling and administrative expenses were 13.6% and 14.3%, respectively, for the three and six months ended June 30, 2007.
     Severance and Restructuring Expenses. During the three months ended June 30, 2007, severance expense of $2.8 million was recorded in our North America operating segment for the pending retirement of our Chief Financial Officer.
     Interest Income. Interest income of $2.2 million and $1.1 million for the three months ended June 30, 2007 and 2006, respectively, and $4.3 million and $2.0 million for the six months ended June 30, 2007 and 2006, respectively, was generated through short-term investments. The increase in interest income is due to a generally

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
higher level of cash available to be invested in short-term investments and increases in short-term interest rates earned on those investments during the three and six months ended June 30, 2007.
     Interest Expense. Interest expense of $4.8 million and $272,000 for the three months ended June 30, 2007 and 2006, respectively, and $10.5 million and $1.1 million for the six months ended June 30, 2007 and 2006, respectively, primarily relates to borrowings under our financing facilities. The increase in interest expense is due to increased borrowings outstanding in the three and six months ended June 30, 2007 resulting from the acquisition of Software Spectrum in September 2006 and increases in interest rates.
     Net Foreign Currency Exchange Gain. Net foreign currency exchange gain was $3.0 million for the three months ended June 30, 2007 compared to $7,000 for the three months ended June 30, 2006. Net foreign currency exchange gain was $3.7 million for the six months ended June 30, 2007 compared to a net foreign currency exchange loss of $24,000 for the six months ended June 30, 2006. The net gains consist primarily of foreign currency transaction gains or losses, including those for intercompany balances that are not considered long-term in nature. The increase in the net foreign currency exchange gain is due primarily to increases in business transacted outside of the U.S. as a result of the acquisition of Software Spectrum and the continued decline in the value of the U.S. dollar against currencies we transact business in, specifically the Canadian dollar, the Euro and the British Pound Sterling.
     Other Expense, Net. Other expense, net, was $496,000 and $158,000 for the three months ended June 30, 2007 and 2006, respectively, and $713,000 and $320,000 for the six months ended June 30, 2007 and 2006, respectively. These amounts consist primarily of bank fees associated with our financing facilities and cash management.
     Income Tax Expense. Our effective tax rate from continuing operations for the three months ended June 30, 2007 was 38.5% compared to 34.8% for the three months ended June 30, 2006. The increase in the effective tax rate from continuing operations was due primarily to a tax benefit recorded in the three months ended June 30, 2006 for internal initiatives that reduced certain state income taxes. Additionally, the effective tax rate is higher in three months ended June 30, 2007 due to an increase in non-deductible expenses related to executive compensation. Our effective tax rate from continuing operations for the six months ended June 30, 2007 was 38.7% compared to 35.3% for the six months ended June 30, 2006. The increase in the effective tax rate from continuing operations was due primarily to a decrease in tax reserves in the first quarter of 2006 due to the closing of an audit, a tax benefit recorded in the second quarter of 2006 for an internal initiative that reduced certain state taxes, and an increase in non-deductible expenses related to executive compensation recorded during the first and second quarters of 2007.
     Earnings from Discontinued Operations. On March 1, 2007, we completed the sale of PC Wholesale and on June 30, 2006, we completed the sale of Direct Alliance. Accordingly, the results of operations attributable to PC Wholesale and Direct Alliance for all periods presented have been classified as discontinued operations. See Note 11 to the Consolidated Financial Statements in Item 1 of this report for further discussion.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Liquidity and Capital Resources
     The following table sets forth certain consolidated cash flow information for the six months ended June 30, 2006 and 2005 (in thousands):

	Six Months Ended
	June 30,
	2007	2006
		As Restated (1)
Net cash provided by operating activities	$103,546	$126,785
Net cash provided by investing activities	9,764	29,313
Net cash used in financing activities	(125,836)	(58,023)
Net cash provided by discontinued operation	—	129
Foreign currency exchange effect on cash flow	3,973	4,903

(Decrease) increase in cash and cash equivalents	(8,553)	103,107
Cash and cash equivalents at beginning of period	54,697	35,145

Cash and cash equivalents at end of period	$46,144	$138,252

(1)	See Note 2 “Restatement of Consolidated Financial Statements.”
Cash and Cash Flow
     Our primary uses of cash in the past few years have been to fund our working capital requirements, capital expenditures, repurchases of our common stock and repayments of debt incurred to fund acquisitions.
     Net cash provided by operating activities. Cash flows from operations for the six months ended June 30, 2007 resulted primarily from net earnings from continuing operations before depreciation, amortization and stock-based compensation expense as well as increases in accounts payable. These increases in operating cash flows were partially offset by increases in accounts receivable. The increased accounts receivable and accounts payable can be primarily attributed to the seasonal increase in net sales. Cash flows from operations for the six months ended June 30, 2006 resulted primarily from net earnings before depreciation and stock-based compensation, decreases in accounts receivable and inventory. Accounts receivable decreased due to a decrease in net sales. Inventories decreased due primarily to improvements in our supply chain activities and fewer opportunistic purchases during the quarter ended June 30, 2006.
     Our consolidated cash flow operating metrics for the six months ended June 30, 2007 and 2006 are as follows:

	Six Months Ended
	June 30,
	2007	2006
Days sales outstanding in ending accounts receivable (“DSOs”)	56	48
Annualized inventory turns, excluding inventories not available for sale	47	31
Days purchases outstanding in ending accounts payable (“DPOs”)	45	25
     The increase in DSOs is due primarily to an increase in sales of software maintenance contracts and third-party warranties where we bill the client the entire sales price but only record the gross profit on the transaction in net sales. Additionally, we have seen an increase in net sales with terms longer than 30 days, primarily related to our large enterprise and public sector clients. The increase in inventory turns is primarily due to the decrease in inventories primarily related to the increase in software sales, which do not require us to hold physical inventory, our operational improvements and decreases in opportunistic purchases. The $20.0 million of inventories not available for sale at June 30, 2007 represents inventories segregated pursuant to binding client contracts, which will be recorded as net sales when the criteria for sales recognition are met. We anticipate that our DSOs will continue to increase due to the purchase of Software Spectrum which sells a large percentage to larger enterprise clients who generally have longer payment terms. The increase in DPOs is due primarily to the timing of

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
payments at period end and our continued focus on improving our cash conversion cycle in order to pay down outstanding debt and increase our return on invested capital.
     Assuming net sales continue to increase in the future, we expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our suppliers on average terms that are shorter than the average terms granted to our clients in order to take advantage of supplier discounts.
     Net cash provided by (used in) investing activities. Cash flows provided by investing activities for the six months ended June 30, 2007 was $9.8 million, which consisted of net proceeds of $28.6 million from the sale of a discontinued operation, offset partially by capital expenditures of $18.9 million. Capital expenditures for the three months ended June 30, 2007 primarily related to investments to upgrade our IT systems to mySAP, including capitalized costs of software developed for internal use, IT equipment and software licenses. Cash flows used in investing activities for the six months ended June 30, 2006 was $29.3 million due primarily to $46.5 million of proceeds from the sale of a discontinued operation, offset partially by capital expenditures, which consisted primarily of capitalized costs of computer software developed for internal use and IT equipment. We expect total capital expenditures in 2007 to be between $30 million and $35 million, primarily related to IT investments, including the continued deployment of the mySAP upgrade.
     Net cash used in financing activities. Cash flows used in financing activities for the six months ended June 30, 2007 and 2006 were $125.8 million and $58.0 million, respectively. During the six months ended June 30, 2007, cash used in financing activities was primarily for net repayments of outstanding debt of $112.8 million and decreases in book overdrafts of $15.6 million. During the six months ended June 30, 2007 and 2006, cash of $2.5 million and $7.4 million, respectively, was provided by cash received from common stock issuances as a result of stock option exercises.
     In January 2006, our Board of Directors approved a stock repurchase program that allows us to purchase up to an additional $50.0 million of our common stock; however, no repurchases have been made under this program since its inception.
     We anticipate that cash flows from operations, together with the funds available under our financing facilities, will be adequate to support our presently anticipated cash and working capital requirements for operations over the next twelve months. Additionally, we expect to use any excess cash primarily to reduce outstanding debt incurred in connection with the acquisition of Software Spectrum.
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
     See Note 7 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2006 for a description of our financing facilities, including terms, amounts outstanding, amounts available and weighted average borrowings and interest rates during the year ended December 31, 2006. As of June 30, 2007, we had $160.1 million and $33.0 million available under our accounts receivable securitization facility and line of credit, respectively. Additionally, our line of credit has a feature that allows us to increase availability under our line of credit by $37.5 million, upon request. Our financing facilities contain various covenants, including the requirement that we comply with leverage and minimum fixed charge ratio requirements. In addition, our credit facilities prohibit the payment of cash dividends without the lenders’ consent and the requirement that we provide annual and quarterly financial information. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified period of time. Because we

INSIGHT ENTERPRISES, INC.
were not current with our reporting obligations under the SEC Exchange Act of 1934 beginning on September 30, 2006 and ending on July 26, 2007, we were in violation of our financial reporting covenant. We were able to obtain a waiver letter from the lender which waived our obligation to provide the affected report from our independent registered public accounting firm and waived any events of default occurring under the facility as a result of our failure to comply with the covenant. We have since provided all late reports filed with the SEC to our lenders and are in compliance with this reporting covenant at July 26, 2007 and all other covenants at June 30, 2007.
Off Balance Sheet Arrangements
     We have entered into off-balance sheet arrangements, which include guaranties and indemnifications, as defined by the SEC’s Final Rule 67, “Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.” The guaranties and indemnifications are discussed in Note 14 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2006. We believe that none of our off-balance sheet arrangements have, or is reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Recently Issued Accounting Pronouncements
     See Note 1 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2006 for a description of recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     There have been no material changes in our reported market risks, as described in “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period of this report, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and determined that, as a result of the material weakness in internal control over financial reporting described below, as of June 30, 2007 our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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

INSIGHT ENTERPRISES, INC.
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
     Subsequent to December 31, 2006, we have begun taking several steps to remediate the material weakness described above. We have implemented or are in the process of implementing internal control improvements in the following areas:
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
(b) Changes in Internal Control Over Financial Reporting
     Other than the steps being taken to remediate the material weakness described above, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

INSIGHT ENTERPRISES, INC.
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
     Software Spectrum, as successor to CS&T, is party to litigation brought in the Belgian courts regarding a dispute over the terms of a tender awarded by the Belgian Ministry of Defence (“MOD”) in November 2000. In February 2001, CS&T brought a breach of contract suit against MOD in the Court of First Instance in Brussels and claimed breach of contract damages in the amount of approximately $150,000. MOD counterclaimed against CS&T for cost to cover in the amount of approximately $2,700,000, and, in July 2002, CS&T added a Belgian subsidiary of Microsoft as a defendant. We believe that MOD’s counterclaims are unfounded, and we are vigorously defending the claim.
Item 1A. Risk Factors.
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainty not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     There were no unregistered sales of equity securities during the three months ended June 30, 2007.
     We have never paid a cash dividend on our common stock, and our financing facilities prohibit the payment of cash dividends without the lenders’ consent.

INSIGHT ENTERPRISES, INC.
Issuer Purchases of Equity Securities

			(c)	(d)
	(a)		Total Number of Shares	Approximate Dollar Value
	Total Number	(b)	Purchased as Part of	of Shares That May Yet be
	of Shares	Average Price	Publicly Announced	Purchased Under the Plans
Period	Purchased	Paid per Share	Plans or Programs	or Programs[1]
April 1, 2007 through April 30, 2007	—	$—	—	$50,000,000
May 1, 2007 through May 31, 2007	—	—	—	50,000,000
June 1, 2007 through June 30, 2007	—	—	—	50,000,000

Total	—		—

[1]	On January 26, 2006, we announced that our Board of Directors had authorized the repurchase of up to $50,000,000 of our common stock. We made no repurchases under this program during the three months ended June 30, 2007.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.

INSIGHT ENTERPRISES, INC.
Item 6. Exhibits.
(a) Exhibits (unless otherwise noted, exhibits are filed herewith).

Exhibit No.	Description
3.1	Composite Certificate of Incorporation of Insight Enterprises, Inc. (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the year ended December 31, 2005 filed on February 17, 2006, File No. 0-25092).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc. (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on August 5, 2005, File No. 0-25092).
3.3	Amended and Restated Bylaws of the Insight Enterprises, Inc. (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on May 7, 2007, File No. 0-25092).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).
4.2	Rights Agreement (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on March 17, 1999, File No. 0-25092).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

INSIGHT ENTERPRISES, INC.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2007	INSIGHT ENTERPRISES, INC.

	By:	/s/ Richard A. Fennessy

Richard A. Fennessy President and Chief Executive Officer

	By:	/s/ Stanley Laybourne

Stanley Laybourne Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)