Form 10-K/A
period 2006-12-31
INSIGHT ENTERPRISES INC
filed 2007-10-09
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
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

INSIGHT ENTERPRISES, INC.
ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2006

EXPLANATORY NOTE REGARDING THIS AMENDMENT
Insight Enterprises, Inc. is filing this Form 10-K/A (“Amended Filing”) in order to amend our annual report on Form 10-K for the year ended December 31, 2006, originally filed on July 26, 2007 (“Original Filing”), to expand or correct disclosures in the Original Filing as discussed below. In this filing, we refer to the Original Filing as amended by this Amended Filing as “this Form 10-K” or “this Annual Report on Form 10-K.” The expanded or corrected disclosures are based on a comment letter dated August 23, 2007 from the staff of the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”) in conjunction with the SEC’s review of our Original Filing. As disclosed in Part I, Item 1B of this Amended Filing, none of the staff's comments remain unresolved as of the date of this filing. The following items were amended:
•	We removed the reference to third-party valuations from our disclosure of critical accounting estimates related to valuation of long-lived assets including purchased intangible assets and goodwill on page 47.

•	We deleted the references to salaries and wages, employee-related expenses and contract labor expenses excluding stock-based compensation as a percentage of net sales from our discussion of results of operations, specifically selling and administrative expenses, on pages 50 and 51. The disclosure of these non-GAAP financial measures in our Original Filing was inadvertent.

•	We modified the disclosure on page 56 of days sales outstanding in ending accounts receivable, inventory turns and days purchases outstanding in ending accounts payable to only disclose amounts calculable from the face of the financial statements and have disclosed the manner in which such amounts are calculated. We also expanded the discussion of our consolidated cash flow operating metrics to describe the impact of the acquisition of Software Spectrum on the interrelationships between accounts receivable and net sales, inventories and cost of sales and accounts payable and purchases.

•	We added disclosure to Note 9 to our consolidated financial statements to indicate the amount of employee termination benefits and facility based costs incurred in the total liability recognized with the acquisition of Software Spectrum that was disclosed in our Original Filing. We also corrected the amounts in the table detailing changes in these liabilities during the year because the amounts in the table in our Original Filing inadvertently only detailed changes in the liabilities during the quarter ended December 31, 2006 instead of the activity from acquisition date through December 31, 2006, as stated in the description of the contents of the table.

•	We corrected the tax benefit amounts related to the exercise of employee stock options and other employee stock programs applied to stockholders’ equity disclosed in Note 11 to our consolidated financial statements to agree with the amounts that were correctly disclosed in our consolidated statements of stockholders’ equity in our Original Filing.

•	We added disclosure to Note 16 to our consolidated financial statement to disclose that we have not provided net sales amounts by product or service type for the years ended December 31, 2006, 2005 and 2004, as it is impracticable for us to do so.

•	We expanded Note 18 to our consolidated financial statement to include disclosure of the primary reasons for the acquisition of Software Spectrum and the factors that contributed to the recognition of goodwill, disclosure of the amount assigned to each major intangible asset class and disclosure of the gross carrying amount and accumulated amortization, in total by major intangible asset class for each period presented.
The staff’s letter did not include any comments relating to our restatement of our consolidated financial statements as disclosed in the Original Filing, and the Amended Filing does not reflect any changes to the disclosures related to that restatement.
There were no changes to our consolidated statements of earnings, of stockholders’ equity and comprehensive income and of cash flows for the years ended December 31, 2006, 2005 and 2004, or our consolidated balance sheets as of December 31, 2006 and 2005 in this Amended Filing as compared to our consolidated financial statements included in the Original Filing.
As part of the Amended Filing, Exhibits 31.1, 31.2 and 32.1, containing the certifications of our Chief Executive Officer and Chief Financial Officer, as well as Exhibit 23.1, containing the consent of our independent register public accounting firm, that were filed as exhibits to the Original Filing have been re-executed and re-filed as of the date of this Amended Filing.

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

INSIGHT ENTERPRISES, INC.
     The tables below reflect the effect of the restatement adjustments on our 2003 and 2002 Statements of Earnings (in thousands, except per share data):

Year Ended December 31, 2003
Discontinued
As Reported	Operations(B)	Adjustments	As Restated
Net sales	$2,886,047	$(76,257)	$—	$2,809,790
Costs of goods sold	2,546,586	(54,913)	—	2,491,673

Gross profit	339,461	(21,344)	318,117
Operating expenses:
Selling and administrative expenses	279,539	(4,911)	3,654	(A)	278,282
Severance and restructuring expenses	3,465	—	—	3,465
Reductions in liabilities assumed in a previous acquisition	(2,504)	—	—	(2,504)

Earnings from operations	58,961	(16,433)	(3,654)	38,874
Non-operating (income) expense:
Interest income	(833)	—	—	(833)
Interest expense	2,608	—	—	2,608
Net foreign currency exchange loss	398	—	—	398
Other expense, net	2,074	(394)	—	1,680

Earnings from continuing operations before income taxes	54,714	(16,039)	(3,654)	35,021
Income tax expense	18,952	(5,880)	(1,579)	11,493

Net earnings from continuing operations	35,762	(10,159)	(2,075)	23,528
Net earnings from discontinued operation	1,992	10,159	(554)	11,597

Net earnings	$37,754	$—	$(2,629)	$35,125

Net earnings per share — Basic:
Net earnings from continuing operations	$0.77	$(0.22)	$(0.04)	$0.51
Net earnings from discontinued operation	0.05	0.22	(0.02)	0.25

Net earnings per share	$0.82	$—	$(0.06)	$0.76

Net earnings per share — Diluted:
Net earnings from continuing operations	$0.76	$(0.22)	$(0.04)	$0.50
Net earnings from discontinued operation	0.05	0.22	(0.02)	0.25

Net earnings per share	$0.81	$—	$(0.06)	$0.75

Shares used in per share calculations:
Basic	46,315	—	—	46,315

Diluted	46,885	—	(304)	46,581

(A)	Adjustment for stock-based compensation expense pursuant to APB No. 25 and the associated income tax benefit.

(B)	Adjustment to reclassify the operations of Direct Alliance to discontinued operations as described in Note 11.

INSIGHT ENTERPRISES, INC.

Year Ended December 31, 2002
Discontinued
As Reported	Operations(B)	Adjustments	As Restated
Net sales	$2,875,895	$(95,926)	$—	$2,779,969
Costs of goods sold	2,547,486	(74,753)	—	2,472,733

Gross profit	328,409	(21,173)	307,236
Operating expenses:
Selling and administrative expenses	250,394	(3,928)	12,817	(A)	259,283
Severance and restructuring expenses	1,500	—	—	1,500
Goodwill impairment	91,587	—	—	91,587

Loss from operations	(15,072)	(17,245)	(12,817)	(45,134)
Non-operating (income) expense:
Interest income	(381)	—	—	(381)
Interest expense	3,569	—	—	3,569
Net foreign currency exchange loss	67	—	—	67
Other expense, net	1,337	(238)	—	1,099

Loss from continuing operations before income taxes	(19,664)	(17,007)	(12,817)	(49,488)
Income tax expense	24,451	(6,159)	(4,331)	13,961

Net loss from continuing operations	(44,115)	(10,848)	(8,486)	(63,449)
Net earnings from discontinued operation	1,275	10,848	(3,182)	8,941

Net (loss) earnings	$(42,840)	$—	$(11,668)	$(54,508)

Net loss per share — Basic:
Net earnings from continuing operations	$(0.98)	$(0.24)	$(0.19)	$(1.42)
Net earnings from discontinued operation	0.02	0.24	(0.07)	0.20

Net earnings per share	$(0.96)	$—	$(0.26)	$(1.22)

Net loss per share — Diluted:
Net earnings from continuing operations	$(0.98)	$(0.24)	$(0.19)	$(1.42)
Net earnings from discontinued operation	0.02	0.24	(0.07)	0.20

Net earnings per share	$(0.96)	$—	$(0.26)	$(1.22)

Shares used in per share calculations:
Basic	44,808	—	—	44,808

Diluted	44,808	—	—	44,808

(A)	Adjustment for stock-based compensation expense pursuant to APB No. 25 and the associated income tax benefit.

(B)	Adjustment to reclassify the operations of Direct Alliance to discontinued operations as described in Note 11.

INSIGHT ENTERPRISES, INC.
     The table below reflects the effect of the restatement adjustments on our 2004, 2003 and 2002 balance sheet data (in thousands):

		December 31, 2004				December 31, 2003
	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated
Consolidated Balance Sheet Data
Working capital	$371,267	$(394	)(A)	$370,873	$230,294	$(101	)(A)	$230,193
Total assets	887,641	—		887,641	792,124	—		792,124
Short-term debt	25,000	—		25,000	65,004	—		65,004
Long-term debt	—	—		—	—	—		—
Stockholders’ equity	559,559	5,958	(A)	565,517	439,369	8,876	(A)	448,245
Cash dividends declared per common share	—	—		—	—	—		—

		December 31, 2002
	As Reported	Adjustments		As Restated
Consolidated Balance Sheet Data
Working capital	$181,331	$—		$181,331
Total assets	773,731	—		773,731
Short-term debt	94,592	—		94,592
Long-term debt	13,146	—		13,146
Stockholders’ equity	375,291	10,206	(A)	385,497
Cash dividends declared per common share	—	—		—

(A)	Adjustment for stock-based compensation expense pursuant to APB No. 25 and the associated income tax benefit.

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
     Prior to our adoption of SFAS No. 123R, we applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under this method, compensation expense was recorded on the measurement date only if the current market price of the underlying stock exceeded the exercise price. The measurement date is the date when the number of shares and exercise price are known with finality. For grants determined to be “variable” under APB No. 25, we remeasure, and report in our statement of earnings, the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised. As a result of the application of APB No. 25 and restatement of our consolidated financial statements, as described in “Restatement of Consolidated Financial Statements” above, we have incurred pre-tax stock-based compensation expense of $13.7 million, $858,000 and $352,000, in 2006, 2005 and 2004, respectively. See the “Explanatory Note Regarding Restatement of our Consolidated Financial Statements” immediately preceding Part I of this Form 10-K, “Restatement of Consolidated Financial Statements” in Part II, Item 7, and note 2, “Restatement of Consolidated Financial Statements,” of the notes to consolidated financial statements.
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
     North America’s selling and administrative expenses increased for the year ended December 31, 2006 by 25% to $293.0 million from $233.9 million for the year ended December 31, 2005. As a percentage of net sales, selling and administrative expenses increased to 9.5% for the year ended December 31, 2006 from 8.6% for the year ended December 31, 2005. The increase in selling and administrative expenses is primarily attributable to:

•	Salaries and wages, employee-related expenses and contract labor increased approximately $48 million due to increases in expenses related to the acquired business, increases in stock-based compensation expense, increases in sales incentive programs and increases in bonus expenses due to increased overall financial performance. Stock-based compensation expense of $11.6 million and $778,000 is included in North America’s selling and administrative expenses for the year ended December 31, 2006 and 2005, respectively;

•	Depreciation increased approximately $3.9 million, primarily as a result of $2.9 million of accelerated depreciation during 2006 related to portions of our current operating system that will not be utilized after our upgrade to mySAP;

•	Amortization of intangible assets acquired with the acquisition of Software Spectrum in September 2006 was approximately $2.3 million in 2006;

•	Professional fees increased by approximately $1.6 million associated with the review of historical stock option practices in 2006; and

•	Other integration-related expenses, such as travel, legal and accounting fees, also experienced increases in 2006.
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

•	Salaries and wages, employee-related expenses and contract labor increased approximately $18.3 million due to increases in expenses related to the acquired business, increases in stock-based compensation expense, increases in sales incentive programs and increases in bonus expenses due to increased overall financial performance. Stock-based compensation expense of $1.1 million is included in EMEA’s selling and administrative expenses for the year ended December 31, 2006. No stock-based compensation expense was recorded for EMEA in 2005;

•	Depreciation increased approximately $1.2 million, primarily as a result of increases in facility costs related to our new London office;

•	Amortization of intangible assets acquired with the acquisition of Software Spectrum in September 2006 was approximately $1.3 million in 2006; and

•	Other integration-related expenses, such as travel, legal and accounting fees, also experienced increases in 2006;
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

INSIGHT ENTERPRISES, INC.
     Our consolidated cash flow operating metrics for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Days sales outstanding in ending accounts receivable (“DSOs”)(a)	94	54	54
Inventory turns (excluding inventories not available for sale) (b)	30	26	29
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	66	24	29

(a)	Calculated as the balance of Accounts receivable, net at the end of the year divided by daily Net sales. Daily Net sales is calculated as Net sales divided by 360 days.

(b)	Calculated as Costs of goods sold divided by average inventories. Average inventories is calculated as the sum of the balances of beginning Inventories plus ending Inventories divided by two.

(c)	Calculated as the balances of Accounts payable plus Inventories financing facility at the end of the year divided by daily Costs of goods sold. Daily Costs of goods sold is calculated as Costs of goods sold divided by 360 days.

     The increase in DSOs and in DPOs from the year ended December 31, 2006 is due primarily to including Software Spectrum sales from only September 7, 2006. Increases in DSOs and in DPOs also resulted from the difference in Software Spectrum’s client base. Software Spectrum’s clients are predominantly larger enterprises with negotiated longer payment terms than Insight’s typical historical SMB client base. Further, expansion into differing foreign jurisdictions has impacted these metrics due to typical business practices in the respective countries. The increase in inventory turns is primarily due to the fact that Software Spectrum operations require very little inventory. The $31.1 million of inventories not available for sale at December 31, 2006 represents inventories segregated pursuant to binding client contracts, which will be recorded as net sales when the criteria for sales recognition are met.
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
     On May 2, 2007, the FASB issued FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,” or FSP FIN 48-1, which amends FIN 48 to provide guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under FSP FIN 48-1, a tax position is considered to be effectively settled if the taxing authority completed its examination, the company does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future.
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
     At December 31, 2006, $15,000,000 was outstanding under our $75,000,000 revolving line of credit. Amounts outstanding under the revolving line of credit bear interest, at our option, at the prime rate or a floating rate equal to a LIBOR based rate plus a rate advance fee of 0.625% to 1.375% depending on the level of our leverage ratio (8.25% and 6.48% per annum, respectively, at December 31, 2006). In addition, we pay a commitment fee of 0.225% on the unused portion of the line. Because we generally use this line for short-term borrowing needs, our borrowings are generally at the prime rate and amounts outstanding are recorded as current liabilities. The credit facility expires on September 7, 2009. At December 31, 2006, $60,000,000 was available under the line of credit. The revolving line of credit also has a feature which allows us to increase the availability on the line of credit by $37,500,000, upon request. We do not pay any fees on the increased availability under the line until we activate the additional credit.
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
     Our financing facilities contain various covenants, including the requirement that we comply with leverage and minimum fixed charge ratio requirements. In addition, our credit facilities prohibit the payment of cash dividends without the lenders’ consent and the requirement that we provide annual and quarterly financial information. The annual information is reported on by our independent registered public accounting firm to the lenders within a certain time period after the annual period end. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified period of time. Because we were not current with our reporting obligations under the Securities Exchange Act beginning on

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2006 and ending on July 26, 2007, we would have been in violation of our financial reporting covenants had we not obtained agreements from our lenders regarding the delivery of substitute financial information to them. The agreements with our lenders waived our obligation to provide the filed reports and waived any events of default occurring under the facility as a result of our failure to comply with the financial reporting covenants. We intend to provide all late reports and current financial statements to our lenders upon becoming current in our filings.
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

(9) Restructuring and Acquisition Integration Activities
Acquisition-Related Cost Capitalized in 2006 as a Cost of Acquisition of Software Spectrum
     We recorded $9,738,000 of employee termination benefits and $1,676,000 of facility based costs in connection with the integration of Software Spectrum. These costs were accounted for under EITF Issue No. 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations,” and were based on the integration plans that have been committed to by management. Accordingly, these costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Software Spectrum.
     The employee termination benefits relate to severance payments for Software Spectrum teammates in North America and EMEA who have been or will be terminated in connection with integration plans. The facilities based costs relate to future lease payments or lease termination costs associated with vacating Software Spectrum facilities in EMEA.
     The following table details the changes in these liabilities during the year ended December 31, 2006 (in thousands):

	North America	EMEA	Consolidated
Acquisition-related costs	$1,728	$9,686	$11,414
Foreign currency translation adjustments	—	337	337
Cash payments	(731)	(495)	(1,226)

Balance at December 31, 2006	$997	$9,528	$10,525

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

     Tax benefits of $390,000, $1,161,000 and $3,956,000 in the years ended December 31, 2006, 2005 and 2004, respectively, related to the exercise of employee stock options and other employee stock programs were applied to stockholders’ equity.
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
(16) Segment and Geographic Information
     Beginning in the fourth quarter of 2006, we operate in three geographic operating segments: North America; EMEA; and APAC. To the extent applicable, prior period information disclosed in this report by operating segment has been revised to conform to the current period presentation. Currently, our offerings in North America and the United Kingdom include brand-name IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC currently only include software and select software-related services. We have not disclosed net sales amounts by product or service type for the years ended December 31, 2006, 2005 and 2004, as it is impracticable for us to do so.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(18) Acquisition
     On September 7, 2006, we completed our acquisition of Software Spectrum for a cash purchase price of $287,000,000 plus working capital of $64,380,000, which included cash acquired of $30,285,000. Consistent with our strategy to transform Insight from an IT products provider to an IT solutions provider, our acquisition of Software Spectrum enhanced our clients value proposition in many ways, such as:

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
     Identified intangible assets acquired in the acquisition of Software Spectrum totaled $89,700,000 and consist of the following (in thousands):

Customer relationships	$86,100
Acquired technology related assets	1,700
Non-compete agreements	200
Trade name	1,700

89,700
Accumulated amortization	(3,811)
Foreign currency translation adjustments	1,040

Intangible assets, net at December 31, 2006	$86,929

     Amortization is provided using the straight-line method over the following estimated economic lives of the intangible assets:

Estimated Economic Life
Customer relationships	10 years
Acquired technology related assets	5 years
Non-compete agreements	1 year
Trade name	7 months
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The following table presents balance sheet information as of June 30, and March 31, 2006, respectively, and September 30, June 30, and March 31, 2005, respectively, as restated from previously reported information filed in the Company’s Form 10-Q’s, as a result of the restatement of our financial results discussed in Note 2 “Restatement of Consolidated Financial Statements” (in thousands):

	June 30, 2006				March 31, 2006
	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$138,252	$—		$138,252	$82,837	$—		$82,837
Accounts receivable, net	429,978	—		429,978	419,431	—		419,431
Inventories	91,549	—		91,549	93,836	—		93,836
Inventories not available for sale	21,800	—		21,800	25,207	—		25,207
Deferred income taxes	22,688	—		22,688	22,822	—		22,822
Other current assets	8,601	—		8,601	7,673	—		7,673

Total current assets	712,868	—		712,868	651,806	—		651,806

Property and equipment	110,622	—		110,622	138,427	—		138,427
Buildings held for sale	19,151	—		19,151	—	—		—
Goodwill	87,404	—		87,404	87,095	—		87,095
Other assets	32	—		32	17	—		17

Total assets	$930,077	$—		$930,077	$877,345	$—		$877,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$185,718	$—		$185,718	$171,211	$—		$171,211
Accrued expenses and other current liabilities	71,694	419	(A)	72,113	66,982	419	(A)	67,401
Deferred revenue	23,887	—		23,887	23,741	—		23,741

Total current liabilities	281,299	419		281,718	261,934	419		262,353
Long-term deferred income taxes	16,499	(4,918	) (A)	11,581	20,375	(4,918	)(A)	15,457
Other long-term liabilities	327	—		327	196	—		196

Total liabilities	298,125	(4,499)		293,626	282,505	(4,499)		278,006

Stockholders’ equity:
Preferred stock	—	—		—	—	—		—
Common stock	483	—		483	483	—		483
Additional paid in capital	314,301	35,361	(A)	349,662	311,107	35,361	(A)	346,468
Retained earnings	292,414	(30,862	) (A)	261,552	266,533	(30,862	)(A)	235,671
Accumulated other comprehensive income- foreign currency translation adjustment	24,754	—		24,754	16,717	—		16,717

Total stockholders’ equity	631,952	4,499		636,451	594,840	4,499		599,339

Total liabilities and stockholders’ equity	$930,077	$—		$930,077	$877,345	$—		$877,345

(A)	Adjustment for stock-based compensation expense pursuant to APB No. 25 and the associated income tax benefit.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	September 30, 2005				June 30, 2005
	As Reported	Adjustments		As Restated	As Reported	Adjustments		As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$67,466	$—		$67,466	$65,738	$—		$65,738
Accounts receivable, net	439,041	—		439,041	419,269	—		419,269
Inventories	91,929	—		91,929	88,668	—		88,668
Inventories not available for sale	35,316	—		35,316	39,330	—		39,330
Deferred income taxes	19,782	—		19,782	19,852	—		19,852
Other current assets	8,636	—		8,636	11,882	—		11,882

Total current assets	662,170	—		662,170	644,739	—		644,739

Property and equipment	127,272	—		127,272	120,924	—		120,924
Goodwill	87,126	—		87,126	86,784	—		86,784
Other assets	187	—		187	90	—		90

Total assets	$876,755	$—		$876,755	$852,537	$—		$852,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$169,329	$—		$169,329	$176,900	$—		$176,900
Accrued expenses and other current liabilities	51,285	394	(A)	51,679	57,117	394	(A)	57,511
Deferred revenue	26,816	—		26,816	37,767	—		37,767
Inventories financing facility	14,519	—		14,519	4,499	—		4,499
Short-term financing facility	45,000	—		45,000	—	—		—

Total current liabilities	306,949	394		307,343	276,283	394		276,677

Line of credit	—	—		—	2,491	—		2,491
Long-term deferred income taxes	13,305	(6,353	)(A)	6,952	12,777	(6,353	) (A)	6,424
Other long-term liabilities	28	—		28	71	—		71

Total liabilities	320,282	(5,959)		314,323	291,622	(5,959)		285,663

Stockholders’ equity:
Preferred stock	—	—		—	—	—		—
Common stock	475	—		475	486	—		486
Additional paid in capital	294,233	36,747	(A)	330,980	298,606	36,747	(A)	335,353
Retained earnings	241,822	(30,788	)(A)	211,034	242,671	(30,788	)(A)	211,883
Accumulated other comprehensive income- foreign currency translation adjustment	19,943	—		19,943	19,152	—		19,152

Total stockholders’ equity	556,473	5,959		562,432	560,915	5,959		566,874

Total liabilities and stockholders’ equity	$876,755	$—		$876,755	$852,537	$—		$852,537

(A)	Adjustment for stock-based compensation expense pursuant to APB No. 25 and the associated income tax benefit.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	March 31, 2005
	As Reported	Adjustments		As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$82,472	$—		$82,472
Accounts receivable, net	400,814	—		400,814
Inventories	90,774	—		90,774
Inventories not available for sale	42,593	—		42,593
Deferred income taxes	20,392	—		20,392
Other current assets	20,336	—		20,336

Total current assets	657,381	—		657,381

Property and equipment	114,605	—		114,605
Goodwill	86,867	—		86,867
Other assets	140	—		140

Total assets	$858,993	$—		$858,993

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$181,879	$—		$181,879
Accrued expenses and other current liabilities	50,584	394	(A)	50,978
Deferred revenue	36,004	—		36,004
Inventories financing facility	6,300	—		6,300

Total current liabilities	274,767	394		275,161
Long-term deferred income taxes	13,225	(6,352)		6,873

Total liabilities	287,992	(5,958)		282,034

Stockholders’ equity:
Preferred stock	—	—		—
Common stock	494	—		494
Additional paid in capital	302,443	36,746	(A)	339,189
Retained earnings	243,075	(30,788	) (A)	212,287
Accumulated other comprehensive income- foreign currency translation adjustment	24,989	—		24,989

Total stockholders’ equity	571,001	5,958		576,959

Total liabilities and stockholders’ equity	$858,993	$—		$858,993

(A)	Adjustment for stock-based compensation expense pursuant to APB No. 25 and the associated income tax benefit.
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

			Estimated Future Payouts Under Non			Estimated Future Payouts Under Equity
			Equity Incentive Plan Awards (1)			Incentive Plan Awards (2)
									All Other Stock	Grant Date
									Awards: Number	Fair Value of
Name and Principal	Grant	Approval	Threshold	Target	Maximum	Threshold	Target	Maximum	of Shares of Stock	Stock Awards
Position	Date	Date(3)	($)	($)	($)	(#)	(#)	(#)	or Units (#) (4)	(S/Sh)
Richard A. Fennessy	1/19/2006	12/14/2005	—	—	—	—	24,000	36,000	—	21.36
	1/19/2006	12/14/2005	—	—	—	—	—	—	16,000	21.36
	1/24/2006	12/14/2005	—	1,203,750	1,805,625	—	—	—	—	—

Stanley Laybourne	1/19/2006	12/14/2005	—	—	—	—	18,000	27,000	—	21.36
	1/19/2006	12/14/2005	—	—	—	—	—	—	12,000	21.36
	1/24/2006	12/14/2005	—	775,750	1,163,625	—	—	—	—	—

Mark T. McGrath	1/19/2006	12/14/2005	—	—	—	—	18,000	27,000	—	21.36
	1/19/2006	12/14/2005	—	—	—	—	—	—	12,000	21.36
	1/24/2006	12/14/2005	—	465,985	698,978	—	—	—	—	—

Stuart A. Fenton	1/19/2006	12/14/2005	—	—	—	—	13,000	19,500	—	21.36
	1/19/2006	12/14/2005	—	—	—	—		—	9,000	21.36
	1/24/2006	12/14/2005	—	189,446 (5)	274,903 (5)	—	—	—	—	—

Gary M. Glandon	1/19/2006	12/14/2005	—	—	—	—	9,000	13,500	—	21.36
	1/19/2006	12/14/2005	—	—	—	—	—	—	6,000	21.36
	1/24/2006	12/14/2005	—	144,450	199,342	—	—	—	—	—

(1)	Under the 2006 cash incentive compensation plan, Messrs. Fennessy, Laybourne, Fenton, McGrath and Glandon, earned cash incentive compensation based on achievement of financial objectives against targeted amounts for the Company or their respective business units, with payout varying with financial performance levels below and above target levels (awards were discretionary over or below specified levels). The target cash incentive amount was based on achievement of non-GAAP quarterly operating margin percentage, paid quarterly, on achievement of annual revenue growth, paid annually, and on the achievement of individual goals, paid annually. For Mr. Glandon only, a portion was also paid quarterly based on performance against quarterly performance goals. Additionally, for Mr. Fennessy only, the Nominating and Governance Committee of the Board annually evaluates Mr. Fennessy’s performance for the preceding year and, based on that review, the Compensation Committee, in its discretion, retains the right with respect to adjust his actual cash incentive compensation.

(2)	Pursuant to the 2006 performance-based equity-based incentive compensation program, grants of performance-based RSUs to Messrs. Fennessy, Laybourne, Fenton, McGrath and Glandon were also made in January 2006, and the number of actual RSUs ultimately awarded was determined by actual achievement of consolidated non-GAAP diluted EPS of the Company for the fiscal year ending December 31, 2006 against target consolidated non-GAAP diluted EPS. On the vest date, the RSUs converted to service-based RSUs and one-third of the RSUs vested, with the remainder vesting ratably over the following two years. All grants of RSUs were made under the 1998 LTIP.

(3)	On December 14, 2005, the Compensation Committee approved the number of RSUs to be granted to each executive officer subject to the reporting requirements of Section 16(a) of the Exchange Act on a date in January 2006 concurrent with the date upon which all other eligible employees were granted RSUs.

INSIGHT ENTERPRISES, INC.

(4)	Under a service-based equity-based incentive compensation program, Messrs. Fennessy, Laybourne, Fenton, McGrath and Glandon received, in January 2006, varying levels of grants of service-based RSUs which vest ratably over three years. All grants of RSUs were made under the 1998 LTIP.

(5)	Mr. Fenton’s cash incentive threshold, target and maximum amounts for the 2006 cash incentive plan were translated into U.S. dollars using the average British Pound Sterling exchange rate in effect on the grant date of January 24, 2006 ($1.78).
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

(vii)	the agreement also provides for non-disclosure by Mr. Fenton of our confidential information and includes covenants by Mr. Fenton not to compete with the Company for a period of twelve months following termination of employment and not to solicit the employees, suppliers and customers for a period of up to eighteen months following termination of employment.

INSIGHT ENTERPRISES, INC.
     The table below outlines the potential payments to Mr. Fenton upon the occurrence of certain termination triggering events assuming a hypothetical effective date of termination of December 31, 2006:

		Stock Based
		Compensation
Triggering Event	Severance	Awards(1)	Total
Termination	$419,000	$—	$419,000

Involuntary Termination — Change in Control	419,000	557,266	976,266

(1)	This value represents the unamortized expense related to outstanding options and the unamortized expense related to RSUs at December 31, 2006.

Gary M. Glandon.
(i)	effective as of January 12, 2007;

(ii)	a one-year initial term that automatically renews for a new one-year term each successive day after the start of the initial term;

(iii)	an annual base salary that may be adjusted from time to time in accordance with the procedures established by the Compensation Committee for salary adjustments to executives ($255,000 in 2007);

(iv)	eligibility for an annual incentive bonus, subject to achievement of performance criteria established by the Compensation Committee of the Board;

(v)	if Mr. Glandon’s employment is terminated “without cause,” or if he resigns with “good reason,” he will be entitled to a lump sum payment equal to his annual base salary for the remainder of the initial contract term or current renewal term of the contract and incentive compensation equal to (1) with respect to any incentive compensation plan with quarterly objectives, the sum of (i) a prorated bonus for the quarter in which the termination takes place and (ii) four times executive’s bonus for the last completed quarter, plus (2) with respect to any incentive compensation plan with annual objectives, a prorated bonus for the year in which the termination takes place;

(vi)	following a “change in control,” the agreement provides that if Mr. Glandon’s employment is terminated “without cause” or if Mr. Glandon terminates his employment for “good reason,” as these terms are defined in the agreement, prior to the expiration of 12 months following the change in control, Mr. Glandon will be entitled to receive a lump sum payment equal to his annual base salary for the remainder of the initial contract term or current renewal term of the contract and incentive compensation equal to (1) with respect to any incentive compensation plan with quarterly objectives, the sum of (i) a prorated bonus for the quarter in which the termination takes place and (ii) four times executive’s bonus for the last completed quarter, plus (2) with respect to any incentive compensation plan with annual objectives, a prorated bonus for the year in which the termination takes place;

(vii)	in the event of Mr. Glandon’s death, his estate will be entitled to his annual base salary for ninety days following the date of death in addition to incentive compensation equal to (1) with respect to any incentive compensation plan with quarterly objectives, the sum of (i) a prorated bonus for the quarter in which the termination takes place and (ii) the amount of incentive compensation for the last completed quarter prior to his death, plus (2) with respect to any incentive compensation plan with annual objectives, a prorated bonus for the year in which his death takes place;

(viii)	in the event of Mr. Glandon’s disability, he will be entitled to his annual base salary for ninety days following the date of the disability in addition to incentive compensation equal to (1) with respect to any incentive compensation plan with quarterly objectives, the sum of (i) a prorated bonus for the quarter in which the disability takes place and (ii) the amount of incentive compensation for the last completed quarter prior to his

INSIGHT ENTERPRISES, INC.

disability, plus (2) with respect to any incentive compensation plan with annual objectives, a prorated bonus for the year in which his disability takes place; and

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
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Financial Statements and Schedules
     The Consolidated Financial Statements of Insight Enterprises, Inc. and subsidiaries and the Reports of Independent Registered Public Accounting Firm are filed herein as set forth under Item 8 of this report.
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

INSIGHT ENTERPRISES, INC.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Tempe, State of Arizona, on this 5th day of October, 2007.

INSIGHT ENTERPRISES, INC.

By	/s/ Richard A. Fennessy
Richard A. Fennessy Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard A. Fennessy Richard A. Fennessy	President, Chief Executive Officer and Director	October 5, 2007

/s/ Stanley Laybourne Stanley Laybourne	Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial Officer)	October 5, 2007

/s/ Timothy A. Crown Timothy A Crown	Chairman of the Board	October 5, 2007

/s/ Eric J. Crown Eric J. Crown	Director (Chairman Emeritus)	October 5, 2007

/s/ Bennett Dorrance Bennett Dorrance	Director	October 5, 2007

/s/ Michael M. Fisher Michael M. Fisher	Director	October 5, 2007

/s/ Larry A. Gunning	Director	October 5, 2007
Larry A. Gunning

/s/ Robertson C. Jones Robertson C. Jones	Director	October 5, 2007

/s/ Kathleen S. Pushor Kathleen S. Pushor	Director	October 5, 2007

/s/ David J. Robino David J. Robino	Director	October 5, 2007

INSIGHT ENTERPRISES, INC.
EXHIBITS TO FORM 10-K
YEAR ENDED DECEMBER 31, 2006
Commission File No. 000-25092
(Unless otherwise noted, exhibits are filed herewith.)

Exhibit No.			Description
3.1			—	Composite Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of our annual report on Form 10-K filed on February 17, 2006).

3.2			—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on May 7, 2007).

3.3			—	Form of Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 5 of our Registration Statement on Form 8-A (no. 00-25092) filed on March 17, 1999).

4.1			—	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).

4.2			—	Stockholder Rights Agreement and Exhibits A and B (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on March 17, 1999).

10.1	*	(1)	—	Form of Indemnification Agreement.

10.2		(2)	—	1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of our Registration Statement on Form S-8 (No. 333-110915) declared effective December 4, 2004).

10.3		(2)	—	1998 Employee Restricted Stock Plan (incorporated by reference to Exhibit 99.3 of our Form S-8 (No. 333-69113) filed on December 17, 1998).

10.4		(2)	—	1998 Officer Restricted Stock Plan (incorporated by reference to Exhibit 99.2 of our Form S-8 (No. 333-69113) filed on December 17, 1998).

10.5		(2)	—	1999 Broad Based Employee Stock Option Plan (incorporated by reference to Exhibit 10.14 of our annual report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000).

10.6		(2)	—	Executive Service Agreement between Insight Direct UK Limited and Stuart Fenton dated September 12, 2002 (incorporated by reference to Exhibit 10.31 of our annual report on Form 10-K for the year ended December 31, 2002 filed on March 27, 2003).

10.7		(3)	—	Receivables Purchase Agreement dated as of December 31, 2002 among Insight Receivables, LLC, Insight Enterprises, Inc., Jupiter Securitization Corporation, Bank One NA (main office – Chicago), and the entities party thereto from time to time as financial institutions (incorporated by reference to Exhibit 10.38 of our annual report on Form 10-K for the year ended December 31, 2002 filed on March 27, 2003).

10.8			—	Amended and Restated Receivables Sale Agreement dated as of September 3, 2003 by and among Insight Direct USA, Inc. and Insight Public Sector, Inc. as originators, and Insight Receivables, LLC, as buyer (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 13, 2003).

10.9			—	Amendment No. 1 to Receivables Purchase Agreement dated as of September 3, 2003 among Insight Receivables, LLC, Insight Enterprises, Inc. and Jupiter Securitization Corporation, Bank One NA (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 13, 2003).

10.10			—	Amendment No. 2 to Receivables Purchase Agreement dated as of December 23, 2003 among Insight Receivables, LLC, Insight Enterprises, Inc. and Jupiter Securitization Corporation, Bank One NA (incorporated by reference to Exhibit 10.42 of our annual report on Form 10-K for the year ended December 31, 2003 filed March 11, 2004).

10.11		(2)	—	Employment Agreement between Insight Enterprises, Inc. and Karen K. McGinnis dated as of and effective October 15, 2004 (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q for the quarter ended September 30, 2004 filed November 8, 2004).

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

INSIGHT ENTERPRISES, INC.
EXHIBITS TO FORM 10-K
YEAR ENDED DECEMBER 31, 2006
Commission File No. 000-25092

Exhibit No.			Description
10.26			—	Amended and Restated Credit Agreement, dated as of September 7, 2006, among Insight Enterprises, Inc., the European borrowers, the lenders party thereto, J.P. Morgan Europe Limited, as European agent, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on September 8, 2006).

10.27			—	Amendment No. 7 to Receivables Purchase Agreement, dated as of September 7, 2006, among Insight Receivables, LLC, Insight Enterprises, Inc., JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA (Main Office Chicago)), as a Financial Institution and as Agent, and Jupiter Securitization Company LLC (formerly Jupiter Securitization Corporation) (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on September 8, 2006).

10.28		(2)	—	Summary description of 2007 incentive compensation plans for certain executives (incorporated by reference to Item 5.02 of our current report on Form 8-K filed January 30, 2007).

10.29		(2)	—	Approval of discretionary cash bonuses for certain executives (incorporated by reference to Item 5.02 of our current report on Form 8-K filed February 21, 2007).

10.30	*	(2)	—	Stanley Laybourne Retirement Termination Program - Summary of Key Terms.

21		*	—	Subsidiaries of the Registrant.

23.1			—	Consent of KPMG LLP.

31.1			—	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2			—	Certification of Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1			—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

(1)	We have entered into a separate indemnification agreement with each of the following directors and executive officers that differ only in party names and dates: Eric J. Crown, Timothy A. Crown, Bennett Dorrance, Richard A. Fennessy, Michael M. Fisher, Larry A. Gunning, Robertson C. Jones, Stanley Laybourne, Kathleen S. Pushor, David J. Robino and Karen K. McGinnis. Pursuant to the instructions accompanying Item 601 of Regulation S-K, the Registrant is filing the form of such indemnification agreement.

(2)	Management contract or compensatory plan or arrangement.