Form 10-Q
period 2007-09-30
INSIGHT ENTERPRISES INC
filed 2007-11-09
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007
OR

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐            No ☑
The number of shares outstanding of the issuer’s common stock as of November 2, 2007 was 48,435,172.

INSIGHT ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
Three Months Ended September 30, 2007

INSIGHT ENTERPRISES, INC.
FORWARD-LOOKING INFORMATION
          Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect net sales, gross profit, operating expenses, earnings from continuing operations, non-operating income and expenses, earnings from discontinued operations, net earnings or cash flows, the payment of accrued expenses and liabilities and costs or gains that may result from post-closing adjustments pertaining to business acquisitions; effects of acquisitions or dispositions; projections of capital expenditures and growth; hiring plans; plans for future operations; the availability of financing and our needs or plans relating thereto; plans relating to our products and services; the effect of new accounting principles or changes in accounting policies; the effect of guaranty and indemnification obligations; projections about the outcome of ongoing tax audits; statements related to accounting estimates, including estimated stock option and other equity award forfeitures, and deferred compensation cost amortization periods; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions, and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following, which are discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2006:
•	changes in the information technology industry and/or the economic environment;

•	our reliance on suppliers for product availability, marketing funds, purchasing incentives and competitive products to sell;

•	disruptions in our information technology and voice and data networks, including migration of Software Spectrum to our information technology and voice and data networks;

•	the integration and operation of Software Spectrum, including our ability to achieve the expected benefits of the acquisition;

•	actions of our competitors, including manufacturers and publishers of products we sell;

•	the informal inquiry from the Securities and Exchange Commission (“SEC”) and the fact that we could be subject to stockholder litigation related to our historical stock option granting practices and the related restatement of our consolidated financial statements;

•	securities laws and regulations, including potential risk resulting from our evaluation of internal controls under the Sarbanes-Oxley Act of 2002;

•	the risks associated with international operations;

•	sales of software licenses are subject to seasonal changes in demand;

•	increased debt and interest expense and lower availability on our financing facilities;

•	increased exposure to currency exchange risks;

•	our dependence on key personnel;

•	risk that purchased goodwill or amortizable intangible assets become impaired;

•	our failure to comply with the terms and conditions of our public sector contracts;

•	risks associated with our very limited experience in outsourcing business functions to India;

•	rapid changes in product standards; and

•	intellectual property infringement claims.
     Additionally, there may be other risks that are otherwise described from time to time in the reports that we file with the SEC.
     In addition, these forward-looking statements include statements regarding the informal inquiry commenced by the SEC and a stockholder’s demand to inspect our books and records pursuant to Section 220 of

INSIGHT ENTERPRISES, INC.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
INSIGHT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$53,086	$54,697
Accounts receivable, net of allowances for doubtful accounts of $22,884 and $23,211, respectively	814,444	994,892
Inventories	102,232	97,751
Inventories not available for sale	17,414	31,112
Deferred income taxes	19,550	20,770
Other current assets	20,508	32,359

Total current assets	1,027,234	1,231,581

Property and equipment, net of accumulated depreciation of $102,786 and $91,589, respectively	156,893	145,778
Goodwill	305,006	296,781
Intangible assets, net of accumulated amortization of $11,757 and $3,811, respectively	82,276	86,929
Deferred income taxes	396	927
Other long-term assets	18,832	18,269

	$1,590,637	$1,780,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$477,322	$611,367
Accrued expenses and other current liabilities	93,385	136,401
Current portion of long-term debt	15,000	15,000
Deferred revenue	25,697	40,728
Line of credit	—	15,000

Total current liabilities	611,404	818,496

Long-term debt	152,000	224,250
Long-term deferred income taxes	26,121	25,517
Other long-term liabilities	28,911	21,652

	818,436	1,089,915

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 49,503 shares at September 30, 2007 and 48,868 shares at December 31, 2006 issued and outstanding	495	489
Additional paid-in capital	391,571	363,308
Retained earnings	335,219	297,664
Accumulated other comprehensive income – foreign currency translation adjustment	44,916	28,889

Total stockholders’ equity	772,201	690,350

	$1,590,637	$1,780,265

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	$1,109,705	$857,919	$3,517,129	$2,371,089
Costs of goods sold	959,859	744,590	3,029,295	2,058,508

Gross profit	149,846	113,329	487,834	312,581
Selling and administrative expenses	130,820	88,211	398,902	243,850
Severance and restructuring expenses	—	729	2,841	729

Earnings from operations	19,026	24,389	86,091	68,002

Non-operating (income) expense:
Interest income	(1,509)	(1,650)	(5,803)	(3,658)
Interest expense	3,937	1,264	14,463	2,333
Net foreign currency exchange loss (gain)	849	(214)	(2,807)	(190)
Other expense, net	428	422	1,141	742

Earnings from continuing operations before income taxes	15,321	24,567	79,097	68,775
Income tax expense	6,225	7,857	30,896	23,454

Net earnings from continuing operations	9,096	16,710	48,201	45,321
Net earnings from discontinued operations, net of taxes of $0, $350, $111 and $2,174	—	530	171	3,486
Gain on sale of discontinued operations, net of taxes of $0, $0, $3,135 and $5,978	—	—	4,801	9,144

Net earnings from discontinued operations	—	530	4,972	12,630

Net earnings	$9,096	$17,240	$53,173	$57,951

Net earnings per share — Basic:
Net earnings from continuing operations	$0.18	$0.35	$0.98	$0.94
Net earnings from discontinued operations	—	0.01	0.10	0.26

Net earnings per share	$0.18	$0.36	$1.08	$1.20

Net earnings per share — Diluted:
Net earnings from continuing operations	$0.18	$0.34	$0.97	$0.94
Net earnings from discontinued operations	—	0.01	0.10	0.26

Net earnings per share	$0.18	$0.35	$1.07	$1.20

Shares used in per share calculations:
Basic	49,530	48,411	49,213	48,230

Diluted	50,711	48,658	49,801	48,375

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net earnings from continuing operations	$48,201	$45,321
Plus: net earnings from discontinued operations	4,972	12,630

Net earnings	53,173	57,951
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	25,960	14,819
Provision for losses on accounts receivable	1,725	2,101
Write-downs of inventories	5,744	6,892
Non-cash stock-based compensation	8,927	10,101
Gain on sale of discontinued operations	(7,937)	(15,122)
Excess tax benefit from employee gains on stock-based compensation	(445)	(1,035)
Deferred income taxes	2,355	22,035
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	186,033	(10,538)
(Increase) decrease in inventories	(2,509)	25,399
Decrease (increase) in other current assets	12,704	(16,627)
Increase in other assets	(1,944)	(20,953)
(Decrease) increase in accounts payable	(142,794)	20,885
Decrease in inventories financing facility	—	(11,819)
Decrease in deferred revenue	(15,175)	(3,193)
(Decrease) increase in accrued expenses and other liabilities	(26,788)	24,762

Net cash provided by operating activities	99,029	105,658

Cash flows from investing activities:
Proceeds from sale of discontinued operations	28,631	46,500
Acquisition of Software Spectrum, net of cash acquired	—	(323,009)
Purchases of property and equipment	(27,611)	(26,383)

Net cash provided by (used in) investing activities	1,020	(302,892)

Cash flows from financing activities:
Repayments on short-term financing facility	—	(45,000)
Borrowings on long-term financing facility	540,000	202,000
Repayments on long-term financing facility	(601,000)	(20,000)
Borrowings on term loan	—	75,000
Repayments on term loan	(11,250)	—
Net (repayments) borrowings on line of credit	(15,000)	691
Excess tax benefit from employee gains on stock-based compensation	445	1,035
Proceeds from sales of common stock under employee stock plans	24,342	14,140
Repurchase of common stock	(22,336)	—
Decrease in book overdrafts	(23,856)	—

Net cash (used in) provided by financing activities	(108,655)	227,866

Cash flows from discontinued operations:
Net cash used in operating activities	—	(8,885)
Net cash provided by investing activities	—	11,710
Net cash used in financing activities	—	(2,696)

Net cash provided by discontinued operations	—	129

Foreign currency exchange effect on cash flow	6,995	5,165

(Decrease) increase in cash and cash equivalents	(1,611)	35,926
Cash and cash equivalents at beginning of period	54,697	35,145

Cash and cash equivalents at end of period	$53,086	$71,071

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation and Recently Issued Accounting Pronouncements
     We are a leading provider of brand-name information technology (“IT”) hardware, software and services to large enterprises, small-to medium-sized businesses and public sector institutions in North America, Europe, the Middle East, Africa and Asia-Pacific. We operate in three reportable geographic operating segments: North America; EMEA (Europe, the Middle East and Africa); and APAC (Asia-Pacific). Currently, our offerings in North America and the United Kingdom include brand-name IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC currently only include software and select software-related services.
     The accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2007, our results of operations for the three and nine months ended September 30, 2007 and 2006 and our cash flows for the nine months ended September 30, 2007 and 2006. The consolidated balance sheet as of December 31, 2006 was derived from the audited consolidated balance sheet at such date. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission (“SEC”) and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).
     The results of operations for such interim periods are not necessarily indicative of results for the full year, due in part to the seasonal nature of the business. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the related notes thereto, in our Annual Report on Form 10-K/A for the year ended December 31, 2006.
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
Recently Issued Accounting Pronouncements
     There have been no material changes or additions to the recently issued accounting pronouncements as previously reported in Note 1 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K/A for the year ended December 31, 2006 which affect the Company’s financial statements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net earnings from continuing operations	$9,096	$16,710	$48,201	$45,321

Denominator:
Weighted-average shares used to compute basic EPS	49,530	48,411	49,213	48,230
Dilutive potential common shares due to dilutive options and restricted stock, net of tax effect	1,181	247	588	145

Weighted-average shares used to compute diluted EPS	50,711	48,658	49,801	48,375

Net earnings from continuing operations per share:
Basic	$0.18	$0.35	$0.98	$0.94

Diluted	$0.18	$0.34	$0.97	$0.94

     The following weighted-average outstanding stock options during the three and nine months ended September 30, 2007 and 2006 were not included in the diluted EPS calculations because the exercise prices of these options were greater than the average market price of our common stock during the respective periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted-average outstanding stock options excluded from the diluted EPS calculation	82	4,794	1,365	4,345

3. Goodwill
     The changes in the carrying amount of goodwill for the nine months ended September 30, 2007 are as follows (in thousands):

	North America	EMEA	APAC	Consolidated
Balance at December 31, 2006	$217,469	$62,714	$16,598	$296,781
Adjustments	2,298	4,392	1,535	8,225

Balance at September 30, 2007	$219,767	$67,106	$18,133	$305,006

     Goodwill represents the excess of the purchase price over the estimated fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed from previous acquisitions. In accordance with current accounting standards, goodwill is not amortized and will be tested for impairment annually in the fourth quarter of our fiscal year, or more frequently if indicators of potential impairment exist. The adjustments to goodwill primarily consist of foreign currency translation adjustments.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
4. Debt
     Our long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2007	2006
Term loan	$60,000	$71,250
Accounts receivable securitization financing facility	107,000	168,000

Total	167,000	239,250
Less: current portion of term loan	(15,000)	(15,000)

Long-term debt	$152,000	$224,250

     Our financing facilities contain various covenants, including the requirement that we comply with leverage and minimum fixed charge ratios. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified period of time. We are in compliance with all of our covenants at September 30, 2007.
5. Income Taxes

     Our effective tax rates from continuing operations for the three months ended September 30, 2007 and 2006 were 40.6% and 32.0%, respectively.  For the three months ended September 30, 2007, our effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to state income taxes, net of federal tax, as well as non-deductible expenses related to executive compensation.  For the three months ended September 30, 2006, the effective tax rate was less than the United States federal statutory rate because increases due primarily to state income taxes, net of federal tax, were more than offset by the reversal of accrued income taxes resulting from the determination that a reserve previously recorded for potential tax exposures was no longer necessary.

     Our effective tax rates from continuing operations for the nine months ended September 30, 2007 and 2006 were 39.1% and 34.1%, respectively.  For the nine months ended September 30, 2007, our effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to state income taxes, net of federal tax, as well as non-deductible expenses related to executive compensation.  For the nine months ended September 30, 2006, our effective tax rate was lower than the United States federal statutory rate of 35.0% due primarily to state income taxes, net of federal tax, which was more than offset by a decrease in tax reserves in the first quarter of 2006 due to the closing of an audit, a tax benefit recorded in the second quarter of 2006 for internal initiatives that reduced certain state income taxes, and the reversal of accrued income taxes in the third quarter of 2006 resulting from the determination that a reserve previously recorded for potential tax exposures was no longer necessary.
     Current deferred income tax assets, long-term deferred income tax assets and long-term deferred income tax liabilities as of December 31, 2006 were increased by $5.2 million, $0.9 million and $6.1 million, respectively, as compared to amounts reported in our audited consolidated balance sheet as of December 31, 2006. Such reclassification of deferred tax assets has no effect on previously reported income tax expense amounts.

     Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) requires that companies recognize the effect of a tax position in their consolidated financial statements if there is a greater likelihood than not of the position being sustained upon audit based on the technical merits of the position.  We adopted the provisions of FIN 48 effective January 1, 2007.  The adoption of FIN 48 resulted in no cumulative effect adjustment to our retained earnings.  However, in order to conform to the balance sheet presentation requirements of FIN 48, we reclassified certain unrecognized tax benefits on our balance sheet from current assets to non-current assets.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
       As of January 1, 2007 (the date we adopted FIN 48) and September 30, 2007, the Company had approximately $10,300,000 and $13,300,000, respectively, of unrecognized tax benefits.  Of these amounts, approximately $1,500,000 and $2,400,000, respectively, relate to accrued interest.
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
     Several of our subsidiaries, including most U.S. subsidiaries, are currently under audit for various tax years between 2002 and 2005.  It is reasonably possible that the examination phase of some of these audits may conclude in the next 12 months and that the related unrecognized tax benefits for certain tax positions will significantly decrease.  However, based on the status of the examinations, an estimate of the range of reasonably possible outcomes cannot be made at this time.
     We, including our subsidiaries, file income tax returns in the U.S. federal jurisdiction and many state and local and non-U.S. jurisdictions.  In the U.S., federal income tax returns for 2004 and 2005 are currently under examination. Any subsequent years remain open to examination.  For U.S. state and local as well as non-U.S. jurisdictions, the statute of limitations generally varies between three and 10 years.
6. Restructuring and Acquisition Integration Activities
Acquisition-Related Cost Capitalized as a Cost of Acquisition of Software Spectrum
     During the year ended December 31, 2006, we recorded $9,738,000 of employee termination costs and $1,676,000 of facility based costs in connection with our integration of Software Spectrum, of which $10,525,000 was still accrued at December 31, 2006. These costs were accounted for under EITF Issue No. 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations,” and were based on the integration plans that have been committed to by management. Accordingly, these costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the purchase price to acquire Software Spectrum.
     The employee termination costs relate to severance payments for Software Spectrum teammates in North America and EMEA who have been or will be terminated in connection with integration plans. The facilities based costs relate to future lease payments or lease termination costs associated with vacating Software Spectrum facilities in EMEA.
     The following table details the changes in these liabilities during the nine months ended September 30, 2007 (in thousands):

	North America	EMEA	Consolidated
Balance at December 31, 2006	$997	$9,528	$10,525
Foreign currency translation adjustments	—	506	506
Cash payments	(394)	(4,760)	(5,154)

Balance at September 30, 2007	$603	$5,274	$5,877

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Severance and restructuring activities expensed in 2005
     During the year ended December 31, 2005, our EMEA operations moved into a new facility in the United Kingdom and recorded restructuring costs of $7,458,000, of which $6,447,000 represented the present value of the remaining lease obligations on the previous lease and $1,011,000 represented duplicate rent expense for the new facility for the last half of 2005. At December 31, 2006, the balance of these restructuring accruals was $6,468,000. During the nine months ended September 30, 2007, adjustments of $157,000 and $158,000 were recorded to reflect the accretion of interest for the present value of the remaining lease obligations and fluctuations in the British pound sterling exchange rates, respectively. Cash payments of $3,543,000 were made during the nine months ended September 30, 2007, resulting in an accrual balance of $3,240,000 at September 30, 2007. In the accompanying consolidated balance sheet at September 30, 2007, all amounts are expected to be paid within the next year and are included in accrued expenses and other current liabilities.
7. Stock-Based Compensation
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
     We recorded the following pre-tax amounts for stock-based compensation, by operating segment, in our consolidated financial statements (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
North America	$2,889	$2,567	$7,754	$8,253
EMEA	612	263	1,456	831
APAC	45	—	83	—

Total Continuing Operations	$3,546	$2,830	$9,293	$9,084

Discontinued Operations	$—	$—	$—	$1,017

Accounting for Stock Options After SFAS No. 123R Implementation

     There were no stock options granted during the three months ended September 30, 2007 or 2006, and we do not currently plan to grant any stock options in 2007. The current expense for all outstanding stock options granted prior to January 1, 2006, net of estimated forfeitures, has been recognized in our consolidated statements of earnings for the three and nine months ended September 30, 2007 and 2006. Forfeitures were estimated and will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     For the three months ended September 30, 2007 and 2006, we recorded in continuing operations stock-based compensation expense related to stock options, net of forfeitures, of $1,024,000 and $1,867,000, respectively. For the nine months ended September 30, 2007 and 2006, we recorded in continuing operations stock-based compensation expense related to stock options, net of forfeitures, of $3,065,000 and $6,494,000, respectively. Included in these amounts for the three and nine months ended September 30, 2007 is $281,000 and $366,000, respectively, of cash payments made in May through August 2007 to teammates whose stock options expired during the period that registration statements for our stock plans were suspended. As of September 30, 2007, total

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
compensation cost related to nonvested stock options not yet recognized is $1,098,000, which is expected to be recognized over the next 0.37 years on a weighted-average basis.
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
     The following table summarizes our stock option activity during the three months ended September 30, 2007:

				Weighted
				Average
			Aggregate	Remaining
	Number	Weighted Average	Intrinsic Value	Contractual
	Outstanding	Exercise Price	(in-the-money options)	Life (in years)
Outstanding at the beginning of period	4,814,327	$19.18
Granted	—	$—
Exercised	(1,245,782)	$18.82	$6,063,187

Expired	(33,992)	$13.18
Forfeited	(8,665)	$19.88

Outstanding at the end of period	3,525,888	$19.37	$22,995,110	2.14

Exercisable at the end of period	2,617,956	$19.38	$17,121,804	2.12

Vested and expected to vest	3,497,853	$19.37	$22,806,761	0.09

     The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $25.81 as of September 30, 2007, which would have been received by the option holders had all option holders exercised options and sold the underlying shares on that date.
     The following table summarizes the status of outstanding stock options as of September 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted Average
Range of		Remaining	Weighted Average		Weighted Average
Exercise	Number of Options	Contractual Life	Exercise Price Per	Number of Options	Exercise Price Per
Prices	Outstanding	(in years)	Share	Exercisable	Share
$6.95 – 18.35	707,023	2.21	$15.20	635,870	$15.22
18.36 – 19.35	890,834	2.29	$18.73	551,578	$18.76
19.50 – 19.90	733,355	2.27	$19.84	499,023	$19.84
19.92 – 21.25	743,863	1.67	$20.92	480,672	$20.92
21.30 – 41.00	450,813	2.34	$23.83	450,813	$23.83

	3,525,888	2.14	$19.37	2,617,956	$19.38

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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
vested. Recipients of RSUs do not have voting or dividend rights until the vesting conditions are satisfied and shares are released.
     Starting in 2006, we have elected to issue service-based and performance-based RSUs instead of stock options and restricted stock shares. The number of RSUs ultimately awarded under the performance-based RSUs will vary based on whether we achieve certain financial results. We will record compensation expense each period based on our estimate of the most probable number of RSUs that will be issued under the grants of performance-based RSUs. Additionally, the compensation expense is adjusted for our estimate of forfeitures.
     For the three months ended September 30, 2007 and 2006, we recorded in continuing operations stock-based compensation expense, net of forfeitures, related to restricted stock shares and RSUs of $2,522,000 and $963,000, respectively. For the nine months ended September 30, 2007 and 2006, we recorded in continuing operations stock-based compensation expense, net of forfeitures, related to restricted stock shares and RSUs of $6,228,000 and $2,590,000, respectively. As of September 30, 2007, total compensation cost related to nonvested restricted stock shares and RSUs not yet recognized is $8,354,000, which is expected to be recognized over the next 0.83 years on a weighted-average basis.
     The following table summarizes our restricted stock activity, including restricted stock shares and RSUs, during the three months ended September 30, 2007:

		Weighted Average
		Grant Date Fair
	Number	Value	Fair Value
Nonvested at the beginning of period	1,353,770	$20.72
Granted	—	$—
Vested	(43,199)	$20.69	$1,029,864	(a)

Forfeited	(37,987)	$20.73

Nonvested at the end of period	1,272,584	$20.72	$32,845,393	(b)

Expected to vest	1,150,113		$29,684,416	(b)

(a)	The fair value of vested restricted stock shares and RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of restricted stock shares and RSUs had all such holders sold their underlying shares on that date.

(b)	The aggregate fair value of the nonvested restricted stock shares and the RSUs expected to vest represents the total pre-tax fair value, based on our closing stock price of $25.81 as of September 30, 2007, which would have been received by holders of restricted stock shares and RSUs had all such holders sold their underlying shares on that date.
8. Share Repurchase Program
     On January 26, 2006, we announced that our Board of Directors had authorized the purchase of up to $50,000,000 of our common stock. During the three months ended September 30, 2007, we purchased in open market transactions 887,000 shares of our common stock at a total cost of $22,336,026 (an average price of $25.18 per share). All shares repurchased as of September 30, 2007 have been retired. Subsequent to September 30, 2007, we repurchased the remainder of the $50.0 million of common stock authorized under the program. The total repurchase represented approximately 1.96 million shares at an average price of $25.57 per share.
9. Commitments and Contingencies
Contractual
     We have entered into a sponsorship agreement through 2013 with the Valley of the Sun Bowl Foundation, d/b/a Insight Bowl, which is the not-for-profit entity that conducts the Insight Bowl post-season intercollegiate football game. We have committed to pay an aggregate amount of approximately $9,650,000 through 2013 for sponsorship arrangements, ticket purchases and miscellaneous expenses.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
     We have committed to pay the Arizona Cardinals an aggregate amount of approximately $9,900,000 through February 2014 for advertising and marketing events at the University of Phoenix stadium, the home of the Arizona Cardinals.
     In July 2007, we signed a Statement of Work with Wipro Limited (“Wipro”) to assist us in integrating our hardware, services and software distribution operations in U.S., Canada, EMEA and APAC on mySAP. We have committed to pay Wipro an aggregate amount of approximately $17,350,000 based on certain milestones in 2007 through 2009, as set forth in the Statement of Work.
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
     On May 2, 2007, we announced the retirement of Stanley Laybourne, the Company’s chief financial officer, secretary and treasurer and a member of our Board of Directors. In connection with his retirement, we have agreed to provide him payments and benefits consistent with those required for termination without cause under his existing employment agreement. Accordingly, we expect to pay him a lump sum severance payment equal to two times his base salary plus two times his 2006 bonus. The total severance amount related to this retirement is estimated to be approximately $2,842,000, including non-cash stock-based compensation expense for a 90-day extension of the post termination exercise period for stock options, all of which was recorded as severance expense during the nine months ended September 30, 2007.
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
Indemnifications
     In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify either our client or a third-party service provider in the arrangement from certain losses incurred relating to services performed on our behalf or for losses arising from defined events, which may include litigation or claims relating to past performance. These arrangements include, but are not limited to, our indemnification of our officers and directors to the maximum extent under the laws of the State of Delaware, the indemnification of our lessors for certain claims arising from our use of leased facilities, and the indemnification of the lenders that provide our credit facilities for certain claims arising from their extension of credit to us. Such indemnification obligations may not be subject to maximum loss clauses. Management believes that payments, if any, related to these indemnifications are not probable at September 30, 2007 and, if incurred, would be immaterial. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated interim financial statements.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
     In connection with our sale of Direct Alliance in June 2006, the sale agreement contains certain indemnification provisions pursuant to which we are required to indemnify the buyer for a limited period of time for liabilities, losses or expenses arising out of breaches of covenants and certain breaches of representations and warranties relating to the condition of the business prior to and at the time of sale. Management believes that payments related to these indemnifications, if any, are not probable at September 30, 2007 and, if incurred, would not be material.
     The sale agreement for our sale of PC Wholesale in March 2007 contains certain indemnification provisions pursuant to which we are required to indemnify the buyer for a limited period of time for liabilities, losses or expenses arising out of breaches of covenants and certain breaches of representations and warranties relating to the condition of the business prior to and at the time of sale. Management believes that payments related to these indemnifications, if any, are not probable at September 30, 2007 and, if incurred, would not be material.
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
     In October 2006, we received a letter of informal inquiry from the SEC requesting certain documents relating to our stock option grants and practices. We have cooperated with the SEC and will continue to do so. We cannot predict the outcome of this inquiry.
     In June 2006, our subsidiary, Software Spectrum, Inc., was named as a defendant in a civil lawsuit, Allocco v. Gardner (Superior Court, County of San Diego), regarding certain software resale transactions with Peregrine Systems, Inc. (“Peregrine”). The subsidiary was named as successor to Corporate Software & Technology, Inc. (“CS&T”), and the complaint alleges that during October 2000 CS&T participated in or aided and abetted a fraudulent scheme by Peregrine to inflate Peregrine’s stock price. Pursuant to the terms of the agreement by which we acquired Software Spectrum, Inc. from Level 3 Communications, Inc. (“Level 3”, the former corporate parent of Software Spectrum, Inc.), Level 3 has agreed to indemnify, defend and hold us harmless for this matter. The discovery process is on-going, and the defendant strongly disputes any allegations of participation in fraudulent behavior. On our behalf, Level 3 is vigorously defending this matter.
     Software Spectrum, Inc., also as successor to CS&T, is party to litigation brought in the Belgian courts regarding a dispute over the terms of a tender awarded by the Belgian Ministry of Defence (“MOD”) in November 2000. In February 2001, CS&T brought a breach of contract suit against MOD in the Court of First Instance in Brussels and claimed breach of contract damages in the amount of approximately $150,000. MOD counterclaimed against CS&T for cost to cover in the amount of approximately $2,700,000, and, in July 2002, CS&T added a Belgian subsidiary of Microsoft as a defendant. We believe that MOD’s counterclaims are unfounded, and we are vigorously defending the claim.

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
10. Discontinued Operations
PC Wholesale
     On March 1, 2007, we completed the sale of PC Wholesale, a division of our North America operating segment that sells to other resellers. The transaction generated proceeds of $28.7 million, including net assets sold that are subject to certain post-closing adjustments. We expect to have resolution of the post-closing adjustments by the end of 2007, which may result in additional gain recorded on the sale. The sale of PC Wholesale is consistent with our strategic plan as we concluded that selling IT products to other resellers is not a core element of our growth strategy.
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), we have accounted for PC Wholesale as a discontinued operation, and we have reported the results of operations of PC Wholesale as a discontinued operation in the consolidated statements of earnings for all periods presented. We did not allocate interest, general corporate overhead expense or non-specific vendor funding to the discontinued operation. PC Wholesale’s accounts receivable and inventory was approximately $15.0 million and $6.0 million, respectively, at December 31, 2006. Other assets and liabilities of PC Wholesale included in the consolidated balance sheets as of December 31, 2006 were not material.
     The following amounts for the three and nine months ended September 30, 2007 and 2006, respectively, represent PC Wholesale’s results of operations. The following amounts have been segregated from continuing operations and reflected as a discontinued operation (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	$—	$60,673	$30,142	$173,510
Costs of goods sold	—	58,451	29,092	167,235

Gross profit	—	2,222	1,050	6,275
Selling and administrative expenses	—	1,342	768	3,966

Earnings from discontinued operation before income taxes	—	880	282	2,309
Income tax expense	—	350	111	916

Net earnings from discontinued operation	$—	$530	$171	$1,393

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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
11. Segment Information
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
     All intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments and on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the three and nine months ended September 30, 2007.
     A portion of our operating segments’ selling and administrative expenses arise from shared services and infrastructure that we have historically provided to them in order to realize economies of scale and to use resources efficiently. These expenses, collectively identified as corporate charges, include senior management expenses, legal, tax, insurance services, treasury and other corporate infrastructure expenses. Charges are allocated to our operating segments, and the allocations have been determined on a basis that we considered to be a reasonable reflection of the utilization of services provided to or benefits received by the operating segments.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
     The tables below present information about our reportable operating segments as of and for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30, 2007
	North America	EMEA	APAC	Consolidated
Net sales	$817,747	$264,679	$27,279	$1,109,705
Costs of goods sold	708,729	228,965	22,165	959,859

Gross profit	109,018	35,714	5,114	149,846
Operating expenses:
Selling and administrative expenses	93,742	33,165	3,913	130,820

Earnings from operations	$15,276	$2,549	$1,201	$19,026

Non-operating expense, net				3,705

Earnings from continuing operations before income taxes				15,321
Income tax expense				6,225

Net earnings from continuing operations				9,096
Net earnings from discontinued operations				—

Net earnings				$9,096

Total assets	$2,198,755	$393,211	$39,393	$1,590,637	*

*	Consolidated total assets include corporate assets and intercompany eliminations for a net reduction of $1,040,722.

	Three Months Ended September 30, 2006
	North America	EMEA	APAC	Consolidated
Net sales	$694,284	$157,115	$6,520	$857,919
Costs of goods sold	603,360	135,702	5,528	744,590

Gross profit	90,924	21,413	992	113,329
Operating expenses:
Selling and administrative expenses	70,023	17,481	707	88,211
Severance and restructuring expenses	508	221	—	729

Earnings from operations	$20,393	$3,711	$285	24,389

Non-operating income, net				(178)

Earnings from continuing operations before income taxes				24,567
Income tax expense				7,857

Net earnings from continuing operations				16,710
Net earnings from discontinued operations				530

Net earnings				$17,240

Total assets	$1,909,860	$327,299	$32,466	$1,536,585	*

*	Consolidated total assets include corporate assets and intercompany eliminations for a net reduction of $733,040.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2007
	North America	EMEA	APAC	Consolidated
Net sales	$2,518,847	$923,958	$74,324	$3,517,129
Costs of goods sold	2,163,724	804,733	60,838	3,029,295

Gross profit	355,123	119,225	13,486	487,834
Operating expenses:
Selling and administrative expenses	289,605	98,646	10,651	398,902
Severance and restructuring expenses	2,841	—	—	2,841

Earnings from operations	$62,677	$20,579	$2,835	86,091

Non-operating expense, net				6,994

Earnings from continuing operations before income taxes				79,097
Income tax expense				30,896

Net earnings from continuing operations				48,201
Net earnings from discontinued operations				4,972

Net earnings				$53,173

Total assets	$2,198,755	$393,211	$39,393	$1,590,637	*

*	Consolidated total assets include corporate assets and intercompany eliminations for a net reduction of $1,040,722.

	Nine Months Ended September 30, 2006
	North America	EMEA	APAC	Consolidated
Net sales	$1,972,186	$392,383	$6,520	$2,371,089
Costs of goods sold	1,717,031	335,949	5,528	2,058,508

Gross profit	255,155	56,434	992	312,581
Operating expenses:
Selling and administrative expenses	197,105	46,038	707	243,850
Severance and restructuring expenses	508	221	—	729

Earnings from operations	$57,542	$10,175	$285	68,002

Non-operating income, net				(773)

Earnings from continuing operations before income taxes				68,775
Income tax expense				23,454

Net earnings from continuing operations				45,321
Net earnings from discontinued operations				12,630

Net earnings				$57,951

Total assets	$1,909,860	$327,299	$32,466	$1,536,585	*

*	Consolidated total assets include corporate assets and intercompany eliminations for a net reduction of $733,040.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q.
Quarterly Overview
     We are a leading provider of brand-name information technology (“IT”) hardware, software and services to large enterprises, small-to medium-sized businesses (“SMB”) and public sector institutions in North America, EMEA (Europe, the Middle East and Africa) and APAC (Asia-Pacific).
     Currently, our offerings in North America and the United Kingdom include brand name IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC currently only include software and select software-related services.
     Net sales for the three months ended September 30, 2007 increased 29% to $1.11 billion from $857.9 million for the three months ended September 30, 2006, due primarily to an increase in software sales attributable to the acquisition of Software Spectrum. Net earnings for the three months ended September 30, 2007 decreased 47% to $9.1 million from $17.2 million for the three months ended September 30, 2006, and diluted earnings per share decreased to $0.18 for the three months ended September 30, 2007 from $0.35 for the three months ended September 30, 2006. Net earnings and diluted earnings per share for the three months ended September 30, 2007 include expenses of $2.5 million, $1.5 million net of tax, for professional fees associated with our stock option review (for further discussion see Note 2 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K/A for the year ended December 31, 2006). Net earnings and diluted earnings per share for the three months ended September 30, 2006 include severance and restructuring expenses of $729,000, $454,000 net of tax, associated with the elimination of Insight positions as part of our integration and expense reduction plans.
     Net sales for the nine months ended September 30, 2007 increased 48% to $3.52 billion from $2.37 billion for the nine months ended September 30, 2006, due primarily to an increase in software sales attributable to the acquisition of Software Spectrum. Net earnings for the nine months ended September 30, 2007 decreased 8% to $53.2 million from $58.0 million for the nine months ended September 30, 2006 and diluted earnings per share decreased to $1.07 for the nine months ended September 30, 2007 from $1.20 for the nine months ended September 30, 2006. Net earnings and diluted earnings per share for the nine months ended September 30, 2007 include the following items:
•	gain on sale of a discontinued operation of $7.9 million, $4.8 million net of tax;

•	expenses of $12.5 million, $7.6 million net of tax, for professional fees associated with our stock option review; and

•	$2.8 million, $1.7 million net of tax, for severance expense.
     Net earnings and diluted earnings per share for the nine months ended September 30, 2006 include the gain on the sale of a discontinued operation of $15.1 million, $9.1 million net of tax, and severance and restructuring expenses of $729,000, $454,000 net of tax, associated with the elimination of Insight positions as part of our integration and expense reduction plans.
     Overviews of each of our operating segments are discussed below and reconciliations of segment results of operations to consolidated results of operations can be found in Note 11 to our Consolidated Financial Statements provided in Item 1 of this report.
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
     Our North America net sales increased 18% from $694.3 million in the three months ended September 30, 2006 to $817.7 million in the three months ended September 30, 2007, due primarily to an increase in software sales attributable to the acquisition of Software Spectrum. We experienced a significant, but seasonal, decline in our software sales during the three months ended September 30, 2007 as compared to the three months ended June 30, 2007. Year-over-year software growth was 64%, due primarily to the acquisition of Software Spectrum, and we grew hardware sales by 5% and services sales by 42% over the prior year. Also included in our North America segment results was $2.5 million, $1.5 million net of tax, of professional fees associated with our stock option review. Overall, North America earnings from operations decreased 25% from $20.4 million for the three months ended September 30, 2006 to $15.3 million for the three months ended September 30, 2007.
     Our EMEA operations recognized net sales that were up from $157.1 million in the three months ended September 30, 2006 to $264.7 million in the three months ended September 30, 2007, due primarily to the acquisition of Software Spectrum. EMEA was also affected by the significant, but seasonal, decline in software sales during the three months ended September 30, 2007 as compared to the three months ended June 30, 2007 but posted strong results across the hardware and services categories. Within EMEA, during the three months ended September 30, 2007, our software category grew 183%, due primarily to the acquisition of Software Spectrum, hardware sales grew 16%, and services grew 226% over the prior year. Overall EMEA earnings from operations decreased 31% from $3.7 million for the three months ended September 30, 2006 to $2.5 million for the three months ended September 30, 2007.
     Our APAC segment continues to perform very well and contributed net sales of $27.3 million, gross profit of $5.1 million and earnings from operations of $1.2 million for the three months ended September 30, 2007. Although this operating segment, which was added as a result of the acquisition of Software Spectrum in September 2006, represents a small percentage of our consolidated results, we continue to be excited about the growth opportunities this region brings.
     Software Spectrum’s results of operations are included in our consolidated results of operations after the close of the acquisition on September 7, 2006. In the last 23 days of September 2006, Software Spectrum contributed $97.7 million in net sales and $2.4 million in earnings from operations to our consolidated results.
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
     In addition to the items disclosed as critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2006, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.
RESULTS OF OPERATIONS
     The following table sets forth for the periods presented certain financial data as a percentage of net sales for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	86.5	86.8	86.1	86.8

Gross profit	13.5	13.2	13.9	13.2
Selling and administrative expenses	11.8	10.3	11.3	10.3
Severance and restructuring expenses	—	0.1	0.1	—

Earnings from operations	1.7	2.8	2.5	2.9
Non-operating (income) expense:
Interest income	(0.1)	(0.2)	(0.2)	(0.1)
Interest expense	0.3	0.1	0.4	0.1
Net foreign currency exchange loss (gain)	0.1	—	(0.1)	—
Other expense, net	—	—	0.1	—

Earnings from continuing operations before income taxes	1.4	2.9	2.3	2.9
Income tax expense	0.6	1.0	0.9	1.0

Net earnings from continuing operations	0.8	1.9	1.4	1.9
Net earnings from discontinued operations	—	0.1	0.1	0.5

Net earnings	0.8%	2.0%	1.5%	2.4%

     Net Sales. Net sales for the three months ended September 30, 2007 increased 29% to $1.11 billion from $857.9 million for the three months ended September 30, 2006. The increase in sales is due primarily to an increase in software sales following the acquisition of Software Spectrum on September 7, 2006. Our net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2007	2006	Change	2007	2006	Change
North America	$817,747	$694,284	18%	$2,518,847	$1,972,186	28%
EMEA	264,679	157,115	69%	923,958	392,383	135%
APAC	27,279	6,520	318%	74,324	6,520	1,040%

Consolidated	$1,109,705	$857,919	29%	$3,517,129	$2,371,089	48%

     The increase in North America net sales for the three and nine months ended September 30, 2007 compared to the same periods in 2006 is due primarily to an increase in software sales attributable to the acquisition of Software Spectrum, which was only included for 23 calendar days in the three and nine months ended September 30, 2006. We experienced a significant, but seasonal, decline in our software sales during the three months ended September 30, 2007 as compared to the three months ended June 30, 2007. Year-over-year software growth was 64%, due primarily to the acquisition of Software Spectrum, and we grew hardware sales by 5% and services sales by 42% over the prior year. North America had 1,362 account executives at September 30, 2007, an increase from 1,033 at September 30, 2006 due primarily to the acquisition of Software Spectrum. Net sales per account executive in North America decreased to $606,000 for the three months ended September 30,

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
2007 from $613,000 for the three months ended September 30, 2006, excluding the 23 calendar days of Software Spectrum’s results during the three months ended September 30, 2006.
     The increase in EMEA net sales for the three and nine months ended September 30, 2007 compared to the same periods in 2006 is due primarily to an increase in software sales attributable to the September 2006 acquisition of Software Spectrum, which was only included for 23 calendar days in the three and nine months ended September 30, 2006. EMEA was also affected by the significant, but seasonal, decline in software sales during the three months ended September 30, 2007 as compared to the three months ended June 30, 2007 but posted strong results across the hardware and services categories. Within EMEA, for the three months ended September 30, 2007, our software category grew 183%, due primarily to the acquisition of Software Spectrum, hardware sales grew 16%, and services grew 226% over the prior year. EMEA had 530 account executives at September 30, 2007, an increase from 291 at September 30, 2006 due primarily to the acquisition of Software Spectrum. Net sales per account executive in EMEA increased 16% to $517,000 for the three months ended September 30, 2007 from $446,000 for the three months ended September 30, 2006, excluding the 23 calendar days of Software Spectrum’s results during the three months ended September 30, 2006.
     APAC’s net sales for the three months ended September 30, 2007 were $27.3 million. We were pleased with the results of our APAC segment which continues to overachieve against internal expectations.
     Percentage of net sales by category for North America, EMEA and APAC were as follows for the three months ended September 30, 2007 and 2006:

	North America		EMEA		APAC
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
Sales Mix	2007	2006	2007	2006	2007	2006
Notebooks and PDAs	12%	13%	11%	15%	—	—
Desktops and Servers	12%	14%	9%	12%	—	—
Network and Connectivity	12%	13%	5%	7%	—	—
Storage Devices	6%	8%	4%	7%	—	—
Printers	6%	7%	4%	6%	—	—
Memory and Processors	4%	5%	2%	3%	—	—
Supplies and Accessories	4%	6%	4%	6%	—	—
Monitors and Video	5%	5%	5%	7%	—	—
Miscellaneous	7%	7%	3%	5%	—	—

Hardware	68%	78%	47%	68%	—	—
Software	29%	20%	52%	31%	100%	100%
Services	3%	2%	1%	1%	—	—

	100%	100%	100%	100%	100%	100%

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
     Percentage of net sales by category for North America, EMEA and APAC were as follows for the nine months ended September 30, 2007 and 2006:

	North America		EMEA		APAC
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
Sales Mix	2007	2006	2007	2006	2007	2006
Notebooks and PDAs	11%	13%	9%	16%	—	—
Desktops and Servers	12%	15%	7%	13%	—	—
Network and Connectivity	11%	15%	4%	8%	—	—
Storage Devices	6%	8%	4%	7%	—	—
Printers	5%	7%	4%	8%	—	—
Memory and Processors	4%	5%	2%	4%	—	—
Supplies and Accessories	5%	7%	4%	7%	—	—
Monitors and Video	5%	6%	4%	8%	—	—
Miscellaneous	6%	6%	2%	6%	—	—

Hardware	65%	82%	40%	77%	—	—
Software	32%	15%	60%	22%	100%	100%
Services	3%	3%	<1%	1%	—	—

	100%	100%	100%	100%	100%	100%

     In general, we continue to experience declines in average selling prices for most of our hardware product categories, which requires us to sell more units in order to maintain or increase the level of sales. With the acquisition of Software Spectrum, our product mix changed significantly as noted above, with software representing a much greater percentage of our net sales. Currently, our offerings in North America and the United Kingdom include brand name IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC currently only include software and select software-related services.
     Gross Profit. The increase in sales of software licenses for which we receive only an agency fee, as well as sales of software maintenance contracts and third-party warranties for which only the gross profit is recorded as net sales, makes period-to-period comparability of net sales and costs of goods sold more difficult. As a result, we believe that gross profit is a more reliable measure of business performance and is more useful in comparing period-to-period trends than net sales. Gross profit increased 32% to $149.8 million for the three months ended September 30, 2007 from $113.3 million for the three months ended September 30, 2006, due primarily to the acquisition of Software Spectrum. As a percentage of net sales, gross profit increased to 13.5% for the three months ended September 30, 2007 from 13.2% for the three months ended September 30, 2006. Gross profit increased 56% to $487.8 million for the nine months ended September 30, 2007 from $312.6 million for the nine months ended September 30, 2006, due primarily to the acquisition of Software Spectrum. As a percentage of net sales, gross profit increased to 13.9% for the nine months ended September 30, 2007 from 13.2% for the nine months ended September 30, 2006.
     Our gross profit and gross profit as a percentage of net sales by operating segment for the three and nine months ended September 30, 2007 and 2006 were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
		% of		% of		% of		% of
		Net		Net		Net		Net
	2007	Sales	2006	Sales	2007	Sales	2006	Sales
North America	$109,018	13.3%	$90,924	13.1%	$355,123	14.1%	$255,155	12.9%
EMEA	35,714	13.5%	21,413	13.6%	119,225	12.9%	56,434	14.4%
APAC	5,114	18.7%	992	15.2%	13,486	18.1%	992	15.2%

Consolidated	$149,846	13.5%	$113,329	13.2%	$487,834	13.9%	$312,581	13.2%

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
     North America’s gross profit increased for the three months ended September 30, 2007 by 20% to $109.0 million from $90.9 million for the three months ended September 30, 2006. Gross profit per account executive decreased 1% from $82,000 for the three months ended September 30, 2006, excluding the 23 calendar days of Software Spectrum’s results, to $81,000 for the three months ended September 30, 2007. As a percentage of net sales, gross profit increased to 13.3% for the three months ended September 30, 2007 from 13.1% for the three months ended September 30, 2006 due primarily to increases in agency fees for Microsoft enterprise software agreement renewals offset partially by decreases in product margin, which includes vendor funding, and decreases in freight margin. North America’s gross profit increased for the nine months ended September 30, 2007 by 39% to $355.1 million from $255.2 million for the nine months ended September 30, 2006. As a percentage of net sales, gross profit increased to 14.1% for the nine months ended September 30, 2007 from 12.9% for the nine months ended September 30, 2006 due primarily to increases in agency fees for Microsoft enterprise software agreement renewals, decreases in inventory write-downs and increases in the sales of services. These increases were offset partially by decreases in product margin, which includes vendor funding, decreases in freight margin and decreases in supplier discounts.
     EMEA’s gross profit increased for the three months ended September 30, 2007 by 67% to $35.7 million from $21.4 million for the three months ended September 30, 2006. Gross profit per account executive increased 9% from $64,000 for the three months ended September 30, 2006, excluding the 23 calendar days of Software Spectrum’s results, to $70,000 for the three months ended September 30, 2007. As a percentage of net sales, gross profit decreased to 13.5% for the three months ended September 30, 2007 from 13.6% for the three months ended September 30, 2006 due primarily to decreases in product margin, which includes vendor funding, and decreases in freight margin. These decreases in gross margin were offset partially by increases in agency fees for Microsoft enterprise software agreement renewals. EMEA’s gross profit increased for the nine months ended September 30, 2007 by 111% to $119.2 million from $56.4 million for the nine months ended September 30, 2006. As a percentage of net sales, gross profit decreased to 12.9% for the nine months ended September 30, 2007 from 14.4% for the nine months ended September 30, 2006 due primarily to decreases in product margin, which includes vendor funding, decreases in supplier discounts and decreases in freight margin. These decreases in gross margin were offset partially by increases in agency fees for Microsoft enterprise software agreement renewals.
     APAC reported gross profit of $5.1 million and $13.5 million for the three and nine months ended September 30, 2007, respectively. As a percentage of net sales, gross profit was 18.7% and 18.1% for the three and nine months ended September 30, 2007, respectively.
     Operating Expenses.
     Selling and Administrative Expenses. Selling and administrative expenses increased in the 2007 periods compared to the 2006 periods due primarily to the acquisition of Software Spectrum. Selling and administrative expenses by operating segment for the three and nine months ended September 30, 2007 and 2006 were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
		% of		% of		% of		% of
		Net		Net		Net		Net
	2007	Sales	2006	Sales	2007	Sales	2006	Sales
North America	$93,742	11.5%	$70,023	10.1%	$289,605	11.5%	$197,105	10.0%
EMEA	33,165	12.5%	17,481	11.1%	98,646	10.7%	46,038	11.7%
APAC	3,913	14.3%	707	10.8%	10,651	14.3%	707	10.8%

Consolidated	$130,820	11.8%	$88,211	10.3%	$398,902	11.3%	$243,850	10.3%

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
          North America selling and administrative expenses increased 34% to $93.7 million for the three months ended September 30, 2007 from $70.0 million for the three months ended September 30, 2006 due primarily to:
•	increases in salaries and wages of approximately $15.2 million due mainly to the acquisition of Software Spectrum;

•	$2.5 million in professional fees associated with our stock option review; and

•	amortization of intangible assets acquired with the acquisition of Software Spectrum of $1.3 million.
          North America selling and administrative expenses increased 47% to $289.6 million for the nine months ended September 30, 2007 from $197.1 million for the nine months ended September 30, 2006 due primarily to:
•	increases in salaries and wages of approximately $56.5 million due mainly to the acquisition of Software Spectrum, increases in sales incentive programs and increases in bonus expenses due to increased overall financial performance;

•	$12.5 million in professional fees associated with our stock option review;

•	amortization of intangible assets acquired with the acquisition of Software Spectrum of $4.5 million; and

•	other integration-related expenses, such as travel and professional fees.
          North America’s selling and administrative expenses as a percentage of net sales increased for the three and nine months ended September 30, 2007 due primarily to Software Spectrum’s results being included for only part of September of 2006, the highest volume month of the quarter for the software business given the higher concentration of sales in the last month of each quarter. As such, the relationships between selling and administrative expenses to net sales in the 2006 periods were skewed.
          EMEA selling and administrative expenses increased 90% to $33.2 million for the three months ended September 30, 2007 from $17.5 million for the three months ended September 30, 2006 due primarily to:
•	increases in salaries and wages of $9.9 million, primarily resulting from the acquisition of Software Spectrum, increases in sales incentive plans and bonus expenses due to increased overall financial performance;

•	increases in expenses of $2.5 million related to additional facilities resulting from the acquisition of Software Spectrum;

•	amortization of intangible assets acquired with the acquisition of Software Spectrum of $782,000; and

•	costs of $425,000 associated with the initial stages of our mySAP upgrade in EMEA that were not capitalizable.
          EMEA selling and administrative expenses increased 114% to $98.6 million for the nine months ended September 30, 2007 from $46.0 million for the nine months ended September 30, 2006 due primarily to:
•	increases in salaries and wages of approximately $34.7 million due mainly to the acquisition of Software Spectrum, increases in sales incentive plans and bonus expenses due to increased overall financial performance;

•	increases in expenses of $6.1 million related to additional facilities resulting from the acquisition of Software Spectrum;

•	amortization of intangible assets acquired with the acquisition of Software Spectrum of $1.8 million;

•	$638,000 in professional fees associated with our stock option review;

•	costs of $494,000 associated with the initial stages of our mySAP upgrade in EMEA that were not capitalizable; and

•	other integration-related expenses, such as travel and professional fees.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
          EMEA’s selling and administrative expenses as a percentage of net sales increased for the three months ended September 30, 2007 due primarily to Software Spectrum’s results being included for only part of September of 2006, the highest volume month of the quarter for the software business given the higher concentration of sales in the last month of each quarter. As such, the relationship between selling and administrative expenses to net sales in the three months ended September 30, 2006 period was skewed. EMEA’s selling and administrative expenses as a percentage of net sales decreased for the nine months ended September 30, 2007 due primarily to the significant increase in net sales.
          APAC’s selling and administrative expenses were $3.9 million and $10.7 million, respectively, for the three and nine months ended September 30, 2007. As a percentage of net sales, selling and administrative expenses were 14.3% for both the three and nine months ended September 30, 2007.
          Severance and restructuring expenses. During the nine months ended September 30, 2007, severance expense of $2.8 million was recorded in our North America operating segment in connection with the retirement of our chief financial officer. During the three and nine months ended September 30, 2006, North America and EMEA recorded severance expense of $508,000 and $221,000, respectively, associated with the elimination of Insight positions as part of our integration and expense reduction plans.
          Interest Income. Interest income of $1.5 million and $1.7 million for the three months ended September 30, 2007 and 2006, respectively, and $5.8 million and $3.7 million for the nine months ended September 30, 2007 and 2006, respectively, was generated through short-term investments. The increase in interest income is due to a generally higher level of cash available to be invested in short-term investments and increases in short-term interest rates earned on those investments during the three and nine months ended September 30, 2007.
          Interest Expense. Interest expense of $3.9 million and $1.3 million for the three months ended September 30, 2007 and 2006, respectively, and $14.5 million and $2.3 million for the nine months ended September 30, 2007 and 2006, respectively, primarily relates to borrowings under our financing facilities. The increase in interest expense is due to increased borrowings outstanding in the three and nine months ended September 30, 2007 to fund the acquisition of Software Spectrum in September 2006 and increases in interest rates.
          Net Foreign Currency Exchange Loss (Gain). Net foreign currency exchange loss was $849,000 for the three months ended September 30, 2007 compared to a net foreign currency exchange gain of $214,000 for the three months ended September 30, 2006. Net foreign currency exchange gain was $2.8 million for the nine months ended September 30, 2007 compared to $190,000 for the nine months ended September 30, 2006. These net gains and losses result from fluctuations in foreign currency exchange rates for transactions denominated in currencies other than the functional currency of the Insight business unit that is party to the transaction. Such transactions consist primarily of trade receivables and payables in the normal course of business, including intercompany balances that are not considered long-term in nature. The net foreign currency exchange loss in the three months ended September 30, 2007 is due to foreign currency transaction losses incurred in our APAC segment primarily resulting from the effect of the weakening U.S. Dollar to the Australian Dollar on the U.S. Dollar denominated receivables for our Australian operations. As compared to the three months ended June 30, 2007, there was a significant decrease in inter-currency transactions in EMEA and Canada, which had driven the prior quarter gain.
          Other Expense, Net. Other expense, net, was $428,000 and $422,000 for the three months ended September 30, 2007 and 2006, respectively, and $1.1 million and $742,000 for the nine months ended September 30, 2007 and 2006, respectively. These amounts consist primarily of bank fees associated with our financing facilities and cash management.
          Income Tax Expense. Our effective tax rate from continuing operations for the three months ended September 30, 2007 was 40.6% compared to 32.0% for the three months ended September 30, 2006. The increase

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
in the effective tax rate from continuing operations was due primarily to a tax benefit recorded in the three months ended September 30, 2006 related to the reversal of accrued income taxes resulting from the determination that a reserve previously recorded for potential tax exposures was no longer necessary. Additionally, the effective tax rate is higher in three months ended September 30, 2007 due to an increase in non-deductible expenses related to executive compensation. Our effective tax rate from continuing operations for the nine months ended September 30, 2007 was 39.1% compared to 34.1% for the nine months ended September 30, 2006. The increase in the effective tax rate from continuing operations was due primarily to a decrease in tax reserves in the first quarter of 2006 due to the closing of an audit, a tax benefit recorded in the second quarter of 2006 for an internal initiative that reduced certain state taxes, the reversal of accrued income taxes in the third quarter of 2006 resulting from the determination that a reserve previously recorded for potential tax exposures was no longer necessary and an increase in non-deductible expenses related to executive compensation in 2007.
          Earnings from Discontinued Operations. On March 1, 2007, we completed the sale of PC Wholesale and on June 30, 2006, we completed the sale of Direct Alliance. Accordingly, the results of operations attributable to PC Wholesale and Direct Alliance for all periods presented have been classified as discontinued operations. See Note 10 to the Consolidated Financial Statements in Item 1 of this report for further discussion.
Liquidity and Capital Resources
          The following table sets forth certain consolidated cash flow information for the nine months ended September 30, 2007 and 2006 (in thousands):

	Nine Months Ended
	September 30,
	2007	2006
Net cash provided by operating activities	$99,029	$105,658
Net cash provided by (used in) investing activities	1,020	(302,892)
Net cash (used in) provided by financing activities	(108,655)	227,866
Net cash provided by discontinued operations	—	129
Foreign currency exchange effect on cash flow	6,995	5,165

(Decrease) increase in cash and cash equivalents	(1,611)	35,926
Cash and cash equivalents at beginning of period	54,697	35,145

Cash and cash equivalents at end of period	$53,086	$71,071

Cash and Cash Flow
          Our primary uses of cash in the past few years have been to fund our working capital requirements, capital expenditures, repurchases of our common stock and repayments of debt incurred to fund acquisitions.
          Net cash provided by operating activities. Net cash provided by operations for the nine months ended September 30, 2007 resulted primarily from decreases in accounts receivable, net earnings from continuing operations before depreciation, amortization and non-cash stock-based compensation. These increases in operating cash flow were partially offset by decreases in accounts payable, accrued expenses and other liabilities. The decreased accounts receivable and accounts payable can be primarily attributed to the seasonal decrease in net sales. Cash flows from operations for the nine months ended September 30, 2006 resulted primarily from net earnings from continuing operations before depreciation and amortization, decreases in inventories and increases in accounts payable. Inventories decreased due primarily to decreases in inventories not available for sale, which represent inventories segregated pursuant to binding customer contracts, which will be recorded as net sales when the criteria for sales recognition are met. Accounts payable increased due to the timing of payments at period end.
     Our consolidated cash flow operating metrics for the nine months ended September 30, 2007 and 2006 are as follows:

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

	Nine Months Ended
	September 30,
	2007	2006
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	63	82
Annualized inventory turns, excluding inventories not available for sale (b)	40	23
Days purchases outstanding in ending accounts payable (“DPOs”)(c)	43	51

(a)	Calculated as the balance of accounts receivable, net at the end of the period divided by daily net sales. Daily net sales is calculated as net sales for the nine-month period divided by 270 days.

(b)	Calculated as annualized costs of goods sold divided by average inventories. Average inventories is calculated as the sum of the balances of beginning inventories plus ending inventories divided by two.

(c)	Calculated as the balances of accounts payable plus inventories financing facility at the end of the period divided by daily costs of goods sold. Daily costs of goods sold is calculated as costs of goods sold for the nine-month period divided by 270 days.
          The decrease in DSOs and in DPOs from the nine months ended September 30, 2006 is due primarily to including Software Spectrum sales from only September 7, 2006, which negatively affected these metrics for the nine months ended September 30, 2006. The increase in inventory turns is primarily due to the fact that Software Spectrum operations require very little inventory. The $17.4 million of inventories not available for sale at September 30, 2007 represents inventories segregated pursuant to binding client contracts, which will be recorded as net sales when the criteria for sales recognition are met.
          Assuming net sales continue to increase in the future, we expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our suppliers on average terms that are shorter than the average terms granted to our clients in order to take advantage of supplier discounts.
          Net cash provided by (used in) investing activities. Net cash provided by investing activities for the nine months ended September 30, 2007 was $1.0 million, which consisted of net proceeds of $28.6 million from the sale of a discontinued operation, offset partially by capital expenditures of $27.6 million. Capital expenditures for the nine months ended September 30, 2007 primarily related to investments to upgrade our IT systems to mySAP, including capitalized costs of software developed for internal use, IT equipment and software licenses. Cash used in investing activities for the nine months ended September 30, 2006 was $302.9 million, primarily for the purchase of Software Spectrum and capital expenditures, which consisted primarily of capitalized costs of computer software developed for internal use and IT equipment. These uses of cash were offset by $46.5 million of proceeds from the sale of a discontinued operation. We expect total capital expenditures in 2007 to be between $30 million and $35 million, primarily related to IT investments, including the continued deployment of the mySAP upgrade.
          Net cash (used in) provided by financing activities. Net cash used in financing activities for the nine months ended September 30, 2007 was $108.7 million. During the nine months ended September 30, 2007, cash used in financing activities was primarily for net repayments of outstanding debt of $87.3 million and decreases in book overdrafts of $23.9 million. Cash provided by financing activities for the nine months ended September 30, 2006 was $227.9 million, primarily from the financing obtained for the acquisition of Software Spectrum, which was partially financed by new term loan borrowings of $75.0 million under our amended and restated credit facility and $173.0 million under our amended accounts receivable securitization financing facility. During the nine months ended September 30, 2006, cash was primarily used to make repayments on our financing facilities and line of credit, offset partially by cash received from proceeds of sales of common stock under employee stock plans and excess tax benefit from employee gains on stock-based compensation. During the nine months ended September 30, 2007 and 2006, cash of $24.3 million and $14.1 million, respectively, was provided by common stock issuances as a result of stock option exercises.
          On January 26, 2006, we announced that our Board of Directors had authorized the purchase of up to $50,000,000 of our common stock. During the three months ended September 30, 2007, we purchased in open market transactions 887,000 shares of our common stock at a total cost of $22,336,026 (an average price of

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
$25.18 per share). All shares repurchased have been retired. Subsequent to September 30, 2007, we repurchased the remainder of the $50.0 million of common stock authorized for repurchase. The total repurchase represented approximately 1.96 million shares at an average price of $25.57 per share.
          We anticipate that cash flows from operations, together with the funds available under our financing facilities, will be adequate to support our presently anticipated cash and working capital requirements for operations over the next twelve months. Additionally, we expect to use any excess cash primarily to reduce outstanding debt incurred in connection with the acquisition of Software Spectrum, fund additional acquisitions and/or repurchase our common stock.
          Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the U.S. For foreign entities not treated as branches for U.S. tax purposes, we do not provide for U.S. income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S.
          As part of our long-term growth strategy, we intend to consider additional acquisition opportunities from time to time, which may require additional debt or equity financing.
          See Note 7 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K/A for the year ended December 31, 2006 for a description of our financing facilities, including terms, amounts outstanding, amounts available and weighted average borrowings and interest rates during the year ended December 31, 2006. As of September 30, 2007, we had $77.2 million and $75.0 million available under our accounts receivable securitization facility and line of credit, respectively. Additionally, our line of credit has a feature that allows us to increase availability under our line of credit by an additional $37.5 million, upon request. Our financing facilities contain various covenants, including the requirement that we comply with leverage and minimum fixed charge ratio requirements. In addition, our credit facilities prohibit the payment of cash dividends without the lenders’ consent and require that we provide annual and quarterly financial information. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified period of time. We are in compliance with all of our covenants at September 30, 2007.
Off Balance Sheet Arrangements
          We have entered into off-balance sheet arrangements, which include guaranties and indemnifications, as defined by the SEC’s Final Rule 67, “Disclosure in Management’s Discussion and Analysis About Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.” The guaranties and indemnifications are discussed in Note 14 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K/A for the year ended December 31, 2006. We believe that none of our off-balance sheet arrangements has, or is reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Recently Issued Accounting Pronouncements
          There have been no material changes or additions to the recently issued accounting pronouncements as previously reported in Note 1 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K/A for the year ended December 31, 2006 which effect the Company’s financial statements.

INSIGHT ENTERPRISES, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
          There have been no material changes in our reported market risks, as described in “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K/A for the year ended December 31, 2006.
Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures
          Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period of this report, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and determined that, as a result of the material weakness in internal control over financial reporting described below, as of September 30, 2007 our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
          As a result of financial statement errors attributable to the material weakness described above, we filed a comprehensive Form 10-K/A for the fiscal year ended December 31, 2006 in which we restated our consolidated statements of earnings, of stockholders’ equity and comprehensive income and of cash flows for the years ended December 31, 2005 and 2004, our consolidated balance sheet as of December 31, 2005 and selected consolidated financial data for the years ended December 31, 2005, 2004, 2003 and 2002, and for each of the quarters in the year ended December 31, 2005 and the quarters ended March 31, and September 30, 2006.
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

INSIGHT ENTERPRISES, INC.
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
(b)   Changes in Internal Control Over Financial Reporting
          Other than the steps being taken to remediate the material weakness described above, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
          In October 2006, we received a letter of informal inquiry from the SEC requesting certain documents relating to our stock option grants and practices. We have cooperated with the SEC and will continue to do so. We cannot predict the outcome of this inquiry.
          In June 2006, our subsidiary, Software Spectrum, Inc., was named as a defendant in a civil lawsuit, Allocco v. Gardner (Superior Court, County of San Diego), regarding certain software resale transactions with Peregrine Systems, Inc. (“Peregrine”). The subsidiary was named as successor to Corporate Software & Technology, Inc. (“CS&T”), and the complaint alleges that during October 2000 CS&T participated in or aided and abetted a fraudulent scheme by Peregrine to inflate Peregrine’s stock price. Pursuant to the terms of the agreement by which we acquired Software Spectrum, Inc. from Level 3 Communications, Inc. (“Level 3”, the former corporate parent of Software Spectrum, Inc.), Level 3 has agreed to indemnify, defend and hold us harmless for this matter.  The discovery process is on-going, and the defendant strongly disputes any allegations of participation in fraudulent behavior. On our behalf, Level 3 is vigorously defending this matter.

INSIGHT ENTERPRISES, INC.
          Software Spectrum, Inc., also as successor to CS&T, is party to litigation brought in the Belgian courts regarding a dispute over the terms of a tender awarded by the Belgian Ministry of Defence (“MOD”) in November 2000. In February 2001, CS&T brought a breach of contract suit against MOD in the Court of First Instance in Brussels and claimed breach of contract damages in the amount of approximately $150,000. MOD counterclaimed against CS&T for cost to cover in the amount of approximately $2,700,000, and, in July 2002, CS&T added a Belgian subsidiary of Microsoft as a defendant. We believe that MOD’s counterclaims are unfounded, and we are vigorously defending the claim.
Item 1A. Risk Factors.
          In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K/A for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K/A are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.
 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          There were no unregistered sales of equity securities during the three months ended September 30, 2007.
          We have never paid a cash dividend on our common stock, and our financing facilities prohibit the payment of cash dividends without the lenders’ consent.
Issuer Purchases of Equity Securities

			(c)	(d)
	(a)		Total Number of Shares	Approximate Dollar Value
	Total Number	(b)	Purchased as Part of	of Shares That May Yet be
	of Shares	Average Price	Publicly Announced	Purchased Under the Plans
Period	Purchased	Paid per Share	Plans or Programs	or Programs
July 1, 2007 through July 31, 2007	—	$—	—	$50,000,000
August 1, 2007 through August 31, 2007	—	—	—	50,000,000
September 1, 2007 through September 30, 2007	887,000	25.18	887,000	$27,663,974

Total	887,000	$25.18	887,000

          On January 26, 2006, we announced that our Board of Directors had authorized the purchase of up to $50,000,000 of our common stock. During the three months ended September 30, 2007, we purchased in open market transactions 887,000 shares of our common stock at a total cost of $22,336,026 (an average price of $25.18 per share). All shares repurchased have been retired. Subsequent to September 30, 2007, we repurchased the remainder of the $50.0 million of common stock authorized under the program. The total repurchase represented approximately 1.96 million shares at an average price of $25.57 per share.
Item 3. Defaults Upon Senior Securities.
          None.
Item 4. Submission of Matters to a Vote of Security Holders.
          None.

INSIGHT ENTERPRISES, INC.
Item 5. Other Information.
          Our 2007 annual meeting of stockholders will be held on November 12, 2007. Our 2008 annual meeting of stockholders will be held on May 6, 2008. Any stockholder wishing to present a proposal, including the nomination of a director candidate, to be included in the proxy statement for the 2008 annual meeting of stockholders may submit such proposal in writing to our Corporate Secretary at 1305 West Auto Drive, Tempe, Arizona 85284. Such proposals must be received no later than January 15, 2008. Submitting a stockholder proposal or director candidate nomination does not guarantee that we will include it in our proxy statement.
          If any stockholder intends to present a proposal at the 2008 annual meeting of stockholders without inclusion of such proposal in our proxy materials, we must receive notice of such proposal no earlier than February 6, 2008 and no later than March 8, 2008. Any notice received prior to February 6, 2008 or later than March 8, 2008, is untimely. We reserve the right to reject, rule out of order, or take other appropriate action with respect to any proposal that does not comply with these and other applicable requirements. Proposals should be addressed to our Corporate Secretary at 1305 West Auto Drive, Tempe, Arizona 85284.
          The record date for the determination of stockholders entitled to vote at the annual meeting and the matters to be discussed at the annual meeting will be described in detail in a proxy statement that we anticipate mailing to stockholders in March or April 2008.
Item 6. Exhibits.
(a) Exhibits (unless otherwise noted, exhibits are filed herewith).

Exhibit No.	Description

3.1	Composite Certificate of Incorporation of Insight Enterprises, Inc. (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the year ended December 31, 2005 filed on February 17, 2006, File No. 0-25092).

3.2	Amended and Restated Bylaws of the Insight Enterprises, Inc. (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on May 7, 2007, File No. 0-25092).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).

4.2	Rights Agreement (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on March 17, 1999, File No. 0-25092).

10.1	Employment Agreement between Insight Enterprises, Inc. and Steven R. Andrews dated September 12, 2007.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

INSIGHT ENTERPRISES, INC.
SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2007	INSIGHT ENTERPRISES, INC.

	By:	/s/ Richard A. Fennessy
Richard A. Fennessy
President and Chief Executive Officer

	By:	/s/ Stanley Laybourne
Stanley Laybourne
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)