Form 10-K
period 2007-12-31
INSIGHT ENTERPRISES INC
filed 2008-02-27
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
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
Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
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
The number of issued and outstanding shares of the Registrant’s common stock on February 15, 2008 was 48,725,236.

INSIGHT ENTERPRISES, INC.
ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2007

INSIGHT ENTERPRISES, INC.
FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect net sales, gross profit, operating expenses, earnings from continuing operations, non-operating income and expenses, earnings from discontinued operations, net earnings or cash flows, the payment of accrued expenses and liabilities and costs or gains that may result from post-closing adjustments pertaining to business acquisitions or dispositions; effects of acquisitions or dispositions; projections of capital expenditures, growth and our effective tax rate and earnings per share in 2008; hiring plans; plans for future operations; the availability of financing and our needs or plans relating thereto; plans relating to our products and services; the effect of new accounting principles or changes in accounting policies; the effect of guaranty and indemnification obligations; projections about the outcome of ongoing tax audits; statements related to accounting estimates, including estimated stock option and other equity award forfeitures, and deferred compensation cost amortization periods; statements regarding a stockholder’s demand to inspect our books and records pursuant to Section 220 of the Delaware General Corporation Law discussed in “Legal Proceedings” in Part I, Item 3 of this report; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions, and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:
•	changes in the information technology industry and/or the economic environment;

•	our reliance on partners for product availability, marketing funds, purchasing incentives and competitive products to sell;

•	disruptions in our information technology systems and voice and data networks, including the upgrade to mySAP and the migration of acquired businesses to our information technology systems and voice and data networks;

•	the integration and operation of acquired businesses, including our ability to achieve expected benefits of the acquisitions;

•	actions of our competitors, including manufacturers and publishers of products we sell;

•	the informal inquiry from the Securities and Exchange Commission (“SEC”) and stockholder litigation related to our historical stock option granting practices and the related restatement of our consolidated financial statements;

•	the risks associated with international operations;

•	seasonal changes in demand for sales of software licenses;

•	increased debt and interest expense and lower availability on our financing facilities and changes in the overall capital markets that could increase our borrowing costs or reduce future availability of financing;

•	exposure to currency exchange risks and volatility in the U.S. dollar exchange rate;

•	our dependence on key personnel;

•	risk that purchased goodwill or amortizable intangible assets become impaired;

•	failure to comply with the terms and conditions of our public sector contracts;

•	rapid changes in product standards; and

•	intellectual property infringement claims and challenges to our registered trademarks and trade names.
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
General
Insight Enterprises, Inc. (“Insight” or the “Company”) is a leading provider of brand-name information technology (“IT”) hardware, software and services to large enterprises, small- to medium-sized businesses (“SMB”) and public sector institutions in North America, Europe, the Middle East, Africa and Asia-Pacific. The Company is organized in the following three operating segments, which are primarily defined by their related geographies:

			% of 2007 Consolidated
		% of 2007	Earnings from
Operating Segment*	Geography	Consolidated Net Sales	Operations
North America	United States and Canada	70%	69%

EMEA	Europe, Middle East and Africa	28%	27%

APAC	Asia-Pacific	2%	4%

*	-	Additional detailed segment and geographic information can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and in Note 17 to the Consolidated Financial Statements in Part II, Item 8 of this report.
We help companies around the world design, enable, manage and secure their IT environment with our process knowledge, technical expertise and product fulfillment and logistics capabilities. Our management tools and capabilities make designing and deploying IT solutions easier, and we help our clients streamline IT management and manage IT costs. Insight is located in 22 countries, and we support clients in 170 countries, transacting business in 17 languages and 13 currencies. Currently, our offerings in North America and the United Kingdom include brand-name IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC currently only include software and select software-related services. On a consolidated basis, hardware, software and services represented 56%, 42% and 2%, respectively, of our net sales in 2007, compared to 72%, 26% and 2%, respectively, in 2006.
We were incorporated in Delaware in 1991 as the successor to an Arizona corporation that commenced operations in 1988. We began operations in the U.S., expanded into Canada in 1997 and into the United Kingdom in 1998. In September 2006, through our acquisition of Software Spectrum, Inc. (“Software Spectrum”), we penetrated deeper into global markets in EMEA and APAC, where Software Spectrum already had an established footprint and strategic relationships. As part of our plan to focus on the core elements of our growth strategy, we sold PC Wholesale in March 2007. PC Wholesale was engaged in the business of selling IT products to other resellers in the U.S. Also, as part of this plan, we sold 100% of the outstanding stock of Direct Alliance Corporation (“Direct Alliance”), a business process outsourcing provider in the U.S., in 2006. Our corporate headquarters are located in Tempe, Arizona.
On January 24, 2008, we signed an agreement and plan of merger to acquire privately-held Calence, LLC (“Calence”), one of the nation’s largest independent technology service providers specializing in Cisco networking solutions, advanced communications and managed services. This acquisition is consistent with our vision and strategy to become a G-VAR through continued investment in certain key technology categories, including networking and advanced communications.
Business Strategy
Our strategic vision is to be the trusted advisor to our clients, helping them enhance their business performance through innovative IT solutions. Our strategy is to grow profitable market share through the continued transformation of Insight into a complete IT solutions company, with growth expected from a combination of organic growth and acquisitions, and to establish Insight as a Global Value-Added Reseller (“G-VAR”). We believe this strategy will differentiate us in the marketplace and give us a competitive advantage. Our strategic plan over the past few years has been to transform Insight from an IT products reseller to an IT solutions provider. Historically, we primarily engaged in our clients’ acquisition cycle once they had substantially determined their IT needs.

INSIGHT ENTERPRISES, INC.
We recognize, and are proactively reacting to, the fact that the historical value proposition of a direct marketer, which includes broad product selection, competitive prices and an efficient supply chain, is no longer a unique differentiator in the marketplace. Increasingly, our role has shifted to one of a trusted advisor, where we are involved earlier in our clients’ IT planning cycle, assisting our clients as they make technology decisions. We believe this creates stronger relationships with our clients, allowing us to help accelerate attainment of our clients’ business objectives, expand the range of products and services we sell to each of our current clients, and attract new clients. We are focused on bringing more value to our clients employees (referred to within the Company and this document as “teammates”) and suppliers (referred to within the Company and this document as “partners”) through the evolution of Insight’s value proposition.
To enable our strategic vision, Insight is focused on seven strategic initiatives:
•	Continue to build “VAR-like” solutions capabilities;

•	Leverage existing client relationships;

•	Extend our reach into new client segments;

•	Expand our global capabilities;

•	Align tactics to ensure we deliver value to partners;

•	Drive operational efficiency and improve our return on invested capital (“ROIC”); and

•	Continue to strengthen the teammate experience.
Continue to build “VAR- like” solutions capabilities. We believe that Value-Added Resellers (“VARs”) have historically serviced the solutions needs of business end-users, particularly in the SMB sector. These resellers are typically smaller companies with technical expertise in a small number of areas covering a limited geographic area. The VAR model is expensive, as it is labor intensive with higher operating expenses than a typical direct marketer. However, clients are frequently willing to pay for the value-added advice and services that VARs provide. Unlike “typical” VARs, Insight has broader capabilities as we are focused on three areas of technical expertise: deep and growing service capabilities; an expansive product offering with an efficient supply chain; and the ability to service clients globally.
In addition to our IT lifecycle services offerings, our strategy is to focus on expanding our technical expertise through a combination of organic growth and acquisitions, in three high-growth solution areas:
•	Networking and Communication;

•	High Performance Systems; and

•	Enterprise Software.
We are aligning activities across all functions including product management, services, sales, marketing and training to support development of VAR-like capabilities in these three key IT solution areas.
We believe the attributes that differentiate Insight are our technical expertise and services capabilities rather than the base competencies of providing a broad product selection, competitive pricing and an efficient supply chain to our clients. By maintaining the strength of our base value proposition and continuing to develop the differentiators above that base, Insight can be a single source for our clients’ technology needs: from standard hardware and software to advanced technologies; and from standard lifecycle services to advanced IT solutions.
Leverage existing client relationships. Our relationships with our clients remain at the heart of our business. We do not manufacture product, nor do we significantly alter product that passes through our facilities. Our client loyalty is based on the trust they have in our organization, their ties with our teammates, and their confidence that Insight will provide the right solutions to address their needs. Therefore, it is imperative that our focus for innovation and improvement be around relationships and providing an exceptional experience for our clients.
Increasing the assortment of products and services a client purchases from us and directing clients to advanced technologies in order to enhance their businesses are areas of strategic focus to increase our “share-of-wallet” with our existing client base. Our goal is to increase the percentage of our clients that buy all three categories (hardware, software and services) from us, as we believe this creates increased loyalty with our clients and results in higher profitability. As part of our ongoing mySAP Business Suite (“mySAP”) IT system upgrade, our goal is to increase our use of customer relationship management (“CRM”) tools and analytics to target and identify clients with the greatest propensity to have an interest in certain technology solutions.

INSIGHT ENTERPRISES, INC.
An important differentiator for Insight is our multi-faceted selling approach, which makes it easier for our clients to do business with us. Based on their preferences, our clients can interact with us face-to-face, via the Web or over the phone. Consequently, a client can select the type of interaction method that best meets their needs and preferences at any given point in time.
We measure client satisfaction each month and report the results to our Client Action Council (“CAC”). The client satisfaction survey has been standardized globally so that we have comparative data from all regions about all of our offerings. We also introduced a client loyalty index which helps gauge the depth of our clients’ satisfaction with Insight based on three components of loyalty: overall satisfaction, willingness to recommend, and likelihood to repurchase. In addition to the client satisfaction research, we host a semi-annual meeting with some of our largest global clients and regularly solicit input from our sales executives through round tables and other means. All of this feedback is reported to our CAC and action plans are developed to address identified issues and/or opportunities.
Extend our reach into new client segments. Our clients include businesses as well as government and educational entities. Historically, our SMB client set was composed primarily of clients with over 500 technology users who regularly use business technology in the performance of their jobs. We believe the overall SMB space to be a valuable portion of the IT hardware, software and services market because these entities demand high-performance technology solutions, appreciate well-trained account executives, purchase frequently, are value conscious and are knowledgeable buyers who require less technical support than the average individual consumer. Part of our strategy to extend our reach into new client segments is to expand our target base to include clients with 50-500 technology users. We have created a special team of account executives focused solely on the 50-500 user small business market within the SMB market with metrics, methodology and offers that will address the unique needs of this client set. We believe this market provides incremental opportunity for Insight, specifically in the U.S., and that this portion of the market is underserved and typically provides good gross margin. Our operating model, which allows us to tailor our offerings to the size and complexity of our client, positions us to serve our target markets effectively by combining highly qualified field and telesales account executives, advanced service capabilities, focused client service, competitive pricing and cost-effective distribution systems. During 2007, virtually all of our net sales were to large enterprise, SMB and public sector institutions, and no single client accounted for more than 3% of our consolidated net sales.
We are focused on understanding clients’ business needs through disciplined account planning, data mining, and on-going research. Another focus of our strategy is to dedicate our sales force to specific industries in order to develop an in-depth understanding of what the needs are of each industry segment in order to most effectively take specific solutions to market. Based on industry research, client feedback and partner input, we believe that segmenting based on industry vertical is an effective way to gain the required expertise. We are prioritizing development of the tools and capabilities to solve business needs within target industry verticals with the greatest potential for growth.
Expand our global capabilities. We believe that our global delivery capabilities differentiate us and that our clients and partners understand and appreciate this aspect of our value proposition. Insight has a larger geographic footprint than the majority of our competitors, and we also offer the benefit of unbiased support and advice compared to manufacturers.
In our experience, global clients desire global service, pricing, reporting and management to help them gain control over a complex global IT network. We currently have a suite of services and reports to support our clients’ global software needs; however, many of our key clients and partners are driving us to have a wider presence beyond these global software related services. We believe an expanded global presence will help us build greater client loyalty and increase our “share of wallet” through the value-add of a broad line of hardware, software and services offerings and support for some of our largest clients.
Our geographic expansion plans are focused on two distinct activities:
•	Geographic expansion – Focused on providing deeper reach by launching software in EMEA and APAC in growing markets where we see the greatest growth and return on investment opportunity.

•	Portfolio expansion – Focused on broadening our offering in established markets by adding hardware and services and expanding our client base in all existing markets through deeper penetration of SMB and public sector institutions and through outsource and hosting companies.
For a discussion of risks associated with international operations, see “Risk Factors – There are risks associated with our international operations that are different than the risks associated with our operations in the U.S., and our exposure to the risks of a global market could hinder our ability to maintain and expand international operations,” in Part I, Item 1A of this report.

INSIGHT ENTERPRISES, INC.
Align tactics to ensure we deliver value to partners. We are focused on understanding our partners’ objectives and developing plans and programs to grow our mutual businesses. We believe that as we increase loyalty and grow our “share-of-wallet” with our clients, it will result in increased sales and growth in market share for our partners. Success against these two goals is the primary driver of partner satisfaction with Insight. Our strategy is focused on aligning marketing plans with partners’ initiatives and goals; building enhanced capabilities to deliver, monitor, analyze and report return on marketing investment for our partners; and building strong relationships with our key partners’ field sales organizations.
We measure partner satisfaction annually through a partner satisfaction survey in North America and EMEA and through similar means in APAC. We hold quarterly business reviews with our largest partners to review business results from the prior quarter, discuss plans for the next quarter and obtain feedback. Our Partner Action Council surveys results and feedback, and we implement action plans to address identified issues and/or opportunities. Additionally, we host an annual partner conference in North America and EMEA where we articulate our strategy and facilitate various strategic and tactical discussions with our partners.
For a discussion of risks associated with our reliance on partners, see “Risk Factors – We rely on our partners for product availability, marketing funds, purchasing incentives and competitive products to sell,” in Part I, Item 1A of this report.
Drive operational efficiency and improve our return on invested capital (“ROIC”). We have implemented an ROIC focus into our core management systems, including incentive bonus plans, and have introduced appropriate metrics and rewards to reinforce the importance of this key measure. A team of key executives have been assigned to drive ROIC improvement initiatives on a global basis, to include education and awareness initiatives. We expect that the execution of our mySAP IT system upgrade and global deployment, discussed in more detail below, will help us execute our strategy and realize cost efficiencies. Additionally, we are focused on improving working capital metrics, such as days sales outstanding, inventory turns and days purchases outstanding.
Continue to strengthen the teammate experience. We believe our teammates are the foundation of the Insight experience. Accordingly, we focus on teammate development to promote teammate satisfaction, build teammates’ skill sets and motivate teammates to ensure client satisfaction. As with partner satisfaction, we measure teammate satisfaction annually through a global teammate satisfaction survey. The surveys are administered and analyzed by an outside firm to encourage frank responses and to provide perspective on results versus other companies. In addition to the annual teammate survey, we monitor key metrics for teammates each month, such as turnover and attrition rates, as well as measures against development, diversity and training goals. Our Teammate Action Council meets quarterly to review metrics and develop action plans to address any identified issues.
Hardware, Software and Services Offerings
Hardware Offerings. We currently offer our clients in North America and the United Kingdom a comprehensive selection of brand-name IT hardware products, and we plan to expand our hardware offerings to certain markets where we currently only offer software and select software-related services. We offer products from hundreds of manufacturers, including Hewlett-Packard (“HP”), Cisco, Lenovo, IBM, Toshiba, Sony and American Power Conversion Corporation (“APC”). Our scale and purchasing power, combined with our efficient, high-volume and cost effective direct sales and marketing forces, allow us to offer competitive prices. We believe that offering multiple vendor choices enables us to better serve our clients by providing a variety of product solutions to best address their specific business needs. These needs may be based on particular client preferences or other criteria, such as real-time best pricing and availability, or compatibility with existing technology. In addition to our distribution facilities, we have “direct-ship” programs with many of our partners through the use of EDI and XML links allowing us to expand our product offerings without further increasing inventory, handling costs or inventory risk exposure. As a result, we are able to offer a vast product offering with billions of dollars of products in virtual inventory. Convenience and product options among multiple brands are key competitive advantages against manufacturers’ direct selling programs, which are generally limited to their own brands and may not offer clients a complete or best solution across all product categories.
The manufacturer warrants most of the products we market, and it is our policy to request that clients return their defective products directly to the manufacturer for warranty service. On selected products, and for selected client service reasons, we may accept returns directly from the client and then either credit the client or ship a replacement product.

INSIGHT ENTERPRISES, INC.
We generally offer a limited 15- to 30-day return policy for unopened products and certain opened products, which are consistent with manufacturers’ terms; however, for some products we may charge restocking fees. Products returned opened are quickly processed and returned to the manufacturer or partner for repair, replacement or credit to us. We resell most unopened products returned to us. Products that cannot be returned to the manufacturer for warranty processing, but are in working condition, are promptly sold to inventory liquidators, to end users as “previously sold” or “used” products, or through other channels to limit our losses from returned products.
Software Offerings. Our clients acquire software applications from us in the form of licensing agreements with software publishers, boxed products, or through a growing delivery model, “Software as a Service” (“SaaS”). Under SaaS, clients subscribe to software that is hosted off-site. The majority of our clients purchase their software applications through licensing agreements, which we believe is a result of their ease of administration and cost-effectiveness. Licensing agreements, or right-to-copy agreements, allow a client to either purchase a license for each of its users in a single transaction or periodically report its software usage, paying a license fee for each user. For most clients, the overall cost of acquiring software through a licensing arrangement is substantially less than purchasing boxed products.
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
Many of our clients who have elected to purchase software licenses through licensing agreements have also entered into software maintenance agreements which allow clients to receive new versions, upgrades or updates of software products released during the maintenance period, in exchange for a specified annual fee. These fees may be paid in monthly, quarterly or annual installments. Upgrades and updates are revisions to previously published software that improve or enhance certain features of the software and/or correct errors found in previous versions. We assist our partner publishers and clients in tracking and renewing these agreements.
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
Our Insight:LicenseAdvisor ™ product is a proprietary integrated software asset management platform that is designed to enable organizations to gain better control of their software assets, thereby saving money and helping to ensure software license compliance. Feedback from clients that have invested in other software asset management tools indicates that clients may still make unnecessary purchases, fall out of compliance with software licenses, are slow to distribute software to their employees, and do not believe they are in control of their software asset lifecycle. Insight:LicenseAdvisor integrates with a company’s internal processes and other asset management technology to improve compliance with software licenses and reduce costs.
Services Offerings. Effectively managing hardware and software assets is paramount to fully utilizing technology investments. As our presence in a particular market grows, we will look for opportunities to round out our solutions offerings with a suite of professional services. These services require an extensive team of field services personnel and, therefore, generally require that we be broadly and deeply established in a market to support the investment. We currently offer these services in the U.S. and the United Kingdom via our own field service personnel, augmented by services partners to fill gaps in our geographic coverage or capabilities. We also utilize partners to deliver these services in Canada.  We expect to continue to develop these capabilities internally or through targeted acquisitions over time in other geographies, as they are an essential element of a technology solution and a key differentiator for us.
Being an IT solutions provider requires that we have a high level of technology expertise and experience implementing complex IT solutions. The breadth and quality of our technical and service capabilities are key points of differentiation for us.  We have, and are developing, an array of technical expertise and service capabilities to help identify, acquire, implement and manage technology solutions to allow our clients to address their business needs and accelerate attainment of their business objectives. We believe that none of our competition is able to offer the same breadth and depth of IT solutions that we offer across all target client groups in North America, EMEA and APAC.

INSIGHT ENTERPRISES, INC.
Today, we have four technology practice groups that focus on key emerging technologies and best practice standards that are required to build, upgrade and/or optimize agile and cost-effective IT infrastructures to better meet the needs of businesses.  These groups focus on IT lifecycle services and three additional solutions areas that we believe will best address the needs of our clients and provide strong growth for us. Our practice groups are:
•	Lifecycle Services;

•	Networking and Communications;

•	High Performance Systems; and

•	Enterprise Software.
These technology practice groups are responsible for understanding client needs and, together with our technology partners, customizing total solutions that address those needs. These technology practice groups are made up of industry- and product-certified engineers, consultants and specialists who are up-to-date on best practices and the latest developments in their respective practice areas.  These groups work with our account executives and their clients to understand business needs and identify the right services and solutions to address those needs.
Lifecycle Services. We offer clients a suite of services designed to streamline the deployment cycle of IT assets, as well as minimize the complexity and cost of managing those assets throughout their life. We act as our clients’ trusted advisor and provide advice on hardware, software licensing and financing programs; streamline procurement; plan and manage the roll-out; assist with developing standards and implementing best practices; pre-configure systems, load custom software images and tag assets; provide logistics planning and drop-ship to locations; provide on-site implementation; offer help desk support for users; and provide IT maintenance services and properly dispose of old equipment when it reaches its end-of-life. These services are available primarily in the U.S., Canada and the United Kingdom.
Networking and Communications. The communications landscape for enterprises continues to experience a rapid degree of change and convergence. Many enterprises are finding that phone, fax and e-mail, alone, are no longer sufficient for day-to-day business and long-term productivity gain. Advanced networking technologies that merge voice, data and video applications are quickly becoming a critical component of an enterprise’s strategic IT infrastructure and the backbone of an organization’s unified communications strategy.
We are a Cisco Gold Certified partner, and our Networking and Communications solutions provide clients secure voice and data communications within and across organizations. We offer design, implementation and support of a wide range of networking and communications solutions including IP-based telephony, unified communications, wireless LAN, network security, network management and network infrastructure, and mobility solutions.
High-Performance Systems and Storage. Designing, implementing and managing adaptive server and storage environments in a cost-effective manner is becoming increasingly difficult. Using technology from HP, IBM, EMC, AMD and VMWare, we provide high-end servers, data disk arrays, hard drives, tape libraries, blades, and virtualization software to help clients build and maintain responsive IT infrastructures that allow them to quickly adapt to changes in business priorities. We also provide IT professional services for assessing, implementing and managing these environments for our clients – ensuring a resilient and cost-effective data center while reducing maintenance and management costs.
Enterprise Software Solutions. There are many challenges associated with maintaining a well-managed software infrastructure. New software technology requires our clients to implement large roll-outs of desktop and server applications, which can be complex, costly, and time-consuming. In addition, innovative technologies are being introduced to address new requirements for communications, collaboration and information usage. These challenges and requirements are driving our clients to update their current software infrastructures.
As one of the leading resellers of Microsoft business software, we provide desktop deployment, communication and collaboration solutions for clients. We assess, implement and manage a clients’ software environment through our portfolio of service offerings including configuration and integration services. These services remove time-consuming steps and costs from the deployment process, field-based implementation services, warranty support and leasing programs.

INSIGHT ENTERPRISES, INC.
We have a service delivery team of over 400 consultants, project managers, certified engineers and technicians in 18 offices across the U.S. who are responsible for implementing services used to effectively deploy and manage our solution offerings at client sites. This IT service delivery team provides project-based consulting and professional services, such as assessment planning, architecture and design services, field implementation, systems integration and optimization, and knowledge transfer services.
Information Technology Systems
Our IT systems are at the center of our technology-based operations. To further enable our business, we are in the process of upgrading from SAP version 4.6 to mySAP.
Our current plans include a deliberate and client-specific approach to the deployment of mySAP in the U.S. The key objectives for 2008 are to address client interruptions experienced in our SMB client set in the U.S. as a result of the ongoing mySAP implementation and to improve those clients’ web experience. Upon completion of these objectives and achievement of the benefits associated with the system in the U.S., in future years we will deploy our IT systems to our legacy Software Spectrum operations in the U.S. and to our operations outside of the U.S.
For a discussion of risks associated with our IT systems, see “Risk Factors – Disruptions in our IT systems and voice and data networks, including the upgrade to mySAP and the migration of acquired businesses to our IT systems and voice and data networks, could affect our ability to service our clients and cause us to incur additional expenses,” in Part I, Item 1A of this report.
Competition
The IT hardware, software and services industry is very fragmented and highly competitive. We compete with a large number and wide variety of marketers and resellers of IT hardware, software and services, including:
•	product manufacturers, such as Dell, HP, IBM and Lenovo;

•	software publishers, such as IBM and Microsoft;

•	direct marketers, such as CDW Corporation (North America) and PC World Business (United Kingdom);

•	software resellers, such as SoftChoice and Software House International;

•	systems integrators, such as Compucom Systems, Inc.;

•	national and regional resellers, including VARs, specialty retailers, aggregators, distributors, and to a lesser extent, national computer retailers, computer superstores, Internet-only computer providers, consumer electronics and office supply superstores and mass merchandisers; and

•	national and global service providers, such as IBM Global Services, HP and EDS.
The competitive landscape in the industry is changing as various competitors expand their product and service offerings. It is increasingly difficult to discern the difference between a direct marketer, LAR (Large Account Reseller – Microsoft reseller), VAR (Value-Added Reseller) and SI (Systems Integrator). In addition, emerging models such as software as a service (SaaS) are creating new competitors and opportunities.
We believe that we have three unique competitive advantages over our competitors:
•	Global Reach – Some competitors are expanding their global reach and presence through partner relationships in various countries. We have one of the broadest footprints in the IT industry, with physical presence in 22 countries and serves clients in 170 countries, either internally or through partner relationships. Our ability to conduct business with clients in their language and currency is a key differentiator. We will seek opportunities to further expand our global footprint and continue to strengthen this differentiator.

•	Client Penetration and Retention – We have deep penetration in large enterprises, SMB and public sector institutions. Most competitors focus on one or two of these sectors. This enables us to reach a broad range of clients on behalf of our partners. In addition, we have very strong client retention and loyalty that can be leveraged as we build our trusted advisor capabilities.

•	Technical Expertise and Service Offerings – We have broad technical expertise when compared to the competition as evidenced by our long list of certifications, licensing capability and technology practices. In addition, we offer a broad array of technology-related services to our clients. These capabilities are most well developed in the U.S., the United Kingdom and Canada, and offer opportunities for further global reach.

INSIGHT ENTERPRISES, INC.
We have two primary weaknesses:
•	Brand Awareness – The Insight brand is relatively unknown compared to some of our primary competitors, and we believe our advertising expenditures are significantly lower than many of our competitors.

•	Inconsistent Geographic Delivery Capabilities – While we have deeper capabilities than many of our competitors, our ability to deliver across all geographies varies considerably. Our most developed capabilities (hardware, software and services) are found in the U.S. and the United Kingdom. Our capabilities are developing rapidly in Canada where they are deep in software and hardware and are developing in services. The balance of our footprint can currently deliver only software and software-related services.
For a discussion of risks associated with the actions of our competitors, see “Risk Factors – The IT hardware, software and services industry is intensely competitive, and actions of our competitors, including manufacturers and publishers of products we sell, can negatively affect our business,” in Part I, Item 1A of this report.
Partners
During 2007, we purchased products and software from approximately 5,600 partners. Approximately 18% (based on dollar volume) of these purchases from partners were through distributors, with the balance purchased directly from manufacturers or software publishers. Purchases from Microsoft, a software publisher, Ingram Micro, a distributor, and HP, a manufacturer, accounted for approximately 23%, 13%, and 10%, respectively, of our aggregate purchases in 2007. No other partner accounted for more than 10% of purchases in 2007. Our top five partners as a group for 2007 were Microsoft, Ingram Micro, HP, Tech Data (a distributor) and SYNNEX (a distributor). Approximately 60% of our total purchases during 2007 came from this group of partners. Although brand names and individual products are important to our business, we believe that competitive sources of supply are available in substantially all of our product categories and many of our software offerings such that, with the exception of Microsoft, we are not dependent on any single partner for sourcing products or software.
We obtain supplier reimbursements from certain product manufacturers, software publishers and distribution partners based typically upon the volume of sales or purchases of their products and services. In other cases, such reimbursements may be in the form of participation in our partner programs, which may require specific services or activities with our clients, discounts, marketing funds, price protection or rebates. Manufacturers and publishers may also provide mailing lists, contacts or leads to us. We believe that supplier reimbursements allow us to increase our marketing reach and strengthen our relationships with leading manufacturers and publishers. These reimbursements are important to us, and any elimination or substantial reduction would increase our costs of goods sold or marketing expenses, resulting in a corresponding decrease in our earnings from operations and net earnings. During 2007, sales of Microsoft products and HP products accounted for approximately 27% and 20%, respectively, of our consolidated net sales. No other manufacturer’s products accounted for more than 10% of our consolidated net sales in 2007. Sales of product from our top five manufacturers/publishers as a group (Microsoft, HP, Lenovo, Cisco and IBM) accounted for approximately 63% of Insight’s consolidated net sales during 2007. We believe that the majority of IT purchases by our clients are made based on the ability of our total product and service offering to meet their IT needs, more than on the offering or availability of specific brands.
As we move into new service areas, consistent with our strategy to expand our technical expertise, we may become more reliant on certain partner relationships. For a discussion of risks associated with our reliance on partners, see “Risk Factors – We rely on our partners for product availability, marketing funds, purchasing incentives and competitive products to sell,” in Part I, Item 1A of this report.

INSIGHT ENTERPRISES, INC.
Teammates
We believe our teammate relations are good. Our teammates are not represented by any labor union, and we have not experienced any work stoppages. Certain teammates in various countries outside of the U.S. are subject to laws providing representation rights to teammates on workers councils. At December 31, 2007, we had 4,763 teammates as follows:

	North
	America	EMEA	APAC	Consolidated
Management, support services and administration	1,945	592	71	2,608
Sales account executives	1,349	550	58	1,957
Distribution	144	54	—	198

Total	3,438	1,196	129	4,763

We have invested in our teammates’ futures and our future through an ongoing program of internal and external training. Training programs include new hire orientation, sales training, general industry and computer education, technical training, specific product training and on-going teammate and management development programs. We emphasize on-the-job training and provide our teammates and managers with development opportunities through on-line and classroom training relevant to their needs.
Information regarding the number and tenure of account executives in North America, EMEA and APAC at December 31, 2007 and 2006 follows:

	North America		EMEA		APAC
	12/31/07	12/31/06	12/31/07	12/31/06	12/31/07	12/31/06
Number of account executives	1,349	1,259	550	476	58	54

Experience:
Less than one year	27%	22%	29%	37%	35%	31%
One to two years	11%	16%	20%	21%	21%	30%
Two to three years	11%	11%	17%	13%	22%	13%
More than three years	51%	51%	34%	29%	22%	26%

	100%	100%	100%	100%	100%	100%

Average tenure	4.2 years	4.4 years	3.0 years	2.7 years	3.4 years	2.5 years

Increase in tenure is important to our business as our statistics show that account executive productivity increases with experience. The decrease in average tenure for North America is due primarily to increases in hiring of new account executives; however, the percent of account executives with tenure greater than two years (our most productive account executives) has remained stable in North America and has increased in EMEA and APAC. Average tenure for EMEA and APAC has increased as the result of initiatives designed to increase teammate retention rates.
For a discussion of risks associated with our dependence on key personnel, including sales personnel, see “Risk Factors – We depend on key personnel,” in Part I, Item 1A of this report.
Seasonality
General economic conditions have an effect on our business and results of operations. We also experience some seasonal trends in our sales of IT hardware, software and services. For example:
•	software sales are seasonally significantly higher in our second and fourth quarters, particularly the second quarter;

•	business clients, particularly larger enterprise businesses in the U.S., tend to spend less in the first quarter and more in our fourth quarter as they utilize their remaining capital budget authorizations; and

•	sales to the federal government in the U.S. are often stronger in our third quarter.

INSIGHT ENTERPRISES, INC.
These trends create overall seasonality in our consolidated results such that sales and profitability are expected to be higher in the second and fourth quarters of the year.
For a discussion of risks associated with seasonality see “Risk Factors – Sales of software licenses are subject to seasonal changes in demand and resulting sales activities,” in Part I, Item 1A of this report.
Backlog
Virtually all of our backlog historically has been and continues to be open cancelable purchase orders, and we do not believe that backlog as of any particular date is indicative of future results.
Intellectual Property
We do not maintain a traditional research and development group, but we do develop and seek to protect a range of intellectual property, including trademarks, service marks, copyrights, domain name rights, trade dress, trade secrets and similar intellectual property. We rely on applicable statutes and common law rights, trade-secret protection and confidentiality and license agreements, as applicable, with teammates, clients, partners and others to protect our intellectual property rights. We have registered a number of domain names, and our principal trademark is a registered mark. We have also applied for registration of other marks, in the U.S. and in select international jurisdictions, and from time to time, we file patent applications. We also license certain of our proprietary intellectual property rights to third parties. We believe our trademarks and service marks, in particular, have significant value and we continue to invest in the promotion of our trademarks and service marks and in our protection of them.
Available Information
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the reports of beneficial ownership filed pursuant to Section 16(a) of the Exchange Act are available free of charge on our Web site at www.insight.com, as soon as reasonably practicable after we electronically file with, or furnish to, the Securities and Exchange Commission (“SEC”). The information contained on our Web site is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Additionally, the public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the SEC’s Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC also maintains a Web site at www.sec.gov that contains information we file with, or furnish to, the SEC.
Item 1A. Risk Factors
Changes in the IT industry and/or the economic environment may reduce demand for the IT hardware, software and services we sell. Our results of operations are influenced by a variety of factors, including the condition of the IT industry, general economic conditions, shifts in demand for, or availability of, IT hardware, software, peripherals and services, and industry introductions of new products, upgrades or methods of distribution. Weak economic conditions generally or a reduction in IT spending would likely adversely affect our business, operating results and financial condition. Net sales can be dependent on demand for specific product categories, and any change in demand for or supply of such products could have a material adverse effect on our net sales, and/or cause us to record write-downs of obsolete inventory, if we fail to react in a timely manner to such changes. Our operating results are also highly dependent upon our level of gross profit as a percentage of net sales, which fluctuates due to numerous factors, including changes in prices from partners, changes in the amount and timing of supplier reimbursements and marketing funds that are made available, volumes of purchases, changes in client mix, the relative mix of products sold during the period, general competitive conditions, the availability of opportunistic purchases and opportunities to increase market share. In addition, our expense levels, including the costs and salaries incurred in connection with the hiring of account executives, are based, in part, on anticipated net sales and the anticipated amount and timing of vendor funding. Therefore, we may not be able to reduce spending in a timely manner to compensate for any unexpected net sales shortfall, and any such inability could have a material adverse effect on our business, results of operations and financial condition.

INSIGHT ENTERPRISES, INC.
We rely on our partners for product availability, marketing funds, purchasing incentives and competitive products to sell. We acquire products for resale both directly from manufacturers/publishers and indirectly through distributors. The loss of a partner could cause a disruption in the availability of products. Additionally, there is no assurance that, as manufacturers/publishers continue to sell directly to end users and through the distribution channel, they will not limit or curtail the availability of their product to resellers like us. In addition, a reduction in the amount of credit granted to us by our partners could increase our cost of working capital and have a material adverse effect on our business, results of operations and financial condition.
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
Although product is generally available from multiple sources via the distribution channel as well as directly from manufacturers/publishers, we rely on the manufacturers/publishers of products we offer not only for product availability and vendor funding, but also for development and marketing of products that compete effectively with products of manufacturers/publishers we do not currently offer, particularly Dell. Although we have the ability to sell, and from time to time do sell, Dell product if it is specifically requested by our clients and approved by Dell, we do not proactively advertise for or offer Dell products.
Disruptions in our IT systems and voice and data networks, including the upgrade to mySAP and the migration of acquired businesses to our IT systems and voice and data networks, could affect our ability to service our clients and cause us to incur additional expenses. We believe that our success to date has been, and future results of operations will be, dependent in large part upon our ability to provide prompt and efficient service to our clients. Our ability to provide that level of service is largely dependent on the accuracy, quality and utilization of the information generated by our IT systems, which affects our ability to manage our sales, client service, distribution, inventories and accounting systems and the reliability of our voice and data networks. We have been making and will continue to make enhancements and upgrades to our IT systems, including our current upgrade to mySAP. Additionally, certain assumed expense synergies are dependent on migrating acquired businesses to our IT systems. There can be no assurances that these enhancements or conversions will not cause disruptions in our business, and any such disruption could have a material adverse effect on our results of operations and financial condition. The conversion of EMEA to a new IT system platform is intended to enable us to sell hardware and services to clients in that region, and therefore any delay would have an adverse effect on future sales growth. Further, any delay in the timing could reduce and/or delay our expense savings, and any such disruption could have a material adverse effect on our results of operations and financial condition. Additionally, if we complete conversions that shorten the life of existing technology or impair the value of the existing system, we could incur additional depreciation expense and/or impairment charges. Although we have built redundancy into most of our IT systems, have documented system outage policies and procedures and have comprehensive data backup, we do not have a formal disaster recovery. Substantial interruption in our IT systems or in our telephone communication systems would have a material adverse effect on our business, results of operations and financial condition.
The integration and operation of acquired businesses may disrupt our business and create additional expenses, and we may not achieve the anticipated benefits of the acquisitions. Integration of an acquired business involves numerous risks, including assimilation of operations of the acquired business and difficulties in the convergence of IT systems, the diversion of management’s attention from other business concerns, risks of entering markets in which we have had no or only limited direct experience, assumption of unknown and unquantifiable liabilities, the potential loss of key teammates and/or clients, difficulties in completing strategic initiatives already underway in the acquired companies, and unfamiliarity with partners of the acquired company, each of which could have a material adverse effect on our business, results of operations and financial condition. The success of our integration of acquired businesses assumes certain synergies and other benefits. We cannot assure that these risks or other unforeseen factors will not offset the intended benefits of the acquisitions, in whole or in part.

INSIGHT ENTERPRISES, INC.
The IT hardware, software and services industry is intensely competitive, and actions of our competitors, including manufacturers and publishers of products we sell, can negatively affect our business. Historically, competition in the industry had been based primarily on price, product availability, speed of delivery, credit availability and quality and breadth of product lines and, increasingly, it is also based on the ability to tailor specific solutions to client needs. We compete with manufacturers/publishers, including manufacturers/publishers of products we sell, as well as a large number and wide variety of marketers and resellers of IT hardware, software and services. Product manufacturers/publishers have programs to sell directly to business clients, particularly larger corporate clients, and are thus a competitive threat to us. In addition, the manner in which software products are distributed and sold and the manner in which publishers compensate channel partners like us are continually changing. Software publishers may intensify their efforts to sell their products directly to end-users, including our current and potential clients, and may reduce the compensation to resellers or change the requirements for earning these amounts. Other products and methodologies for distributing software may be introduced by publishers, present competitors or other third parties. An increase in the volume of products sold through any of these competitive programs or distributed directly electronically to end-users or a decrease in the amount of referral fees paid to us, or increased competition for providing services to these clients, could have a material adverse effect on our business, results of operations and financial condition.
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
Another growing industry trend is the SaaS business model, whereby software vendors develop and make their applications available for use over the Internet. In many cases, the SaaS model allows enterprises to obtain the benefits of commercially licensed, internally operated software without the associated complexity or high initial set-up and operational costs. Advances in the SaaS business model and other new models could increase our competition or eliminate the need for a resale channel. There can be no assurance that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not have a material adverse effect on our business, results of operations and financial condition.
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

INSIGHT ENTERPRISES, INC.
There is a pending informal inquiry from the SEC regarding our historical option granting practices, and we cannot make any assurances regarding the results of that inquiry. One purported derivative lawsuit was filed and subsequently dismissed without prejudice at the request of the plaintiff. The Options Subcommittee’s investigation, our internal review and related activities have already required the Company to incur substantial expenses for legal, accounting, tax and other professional services, and any future related investigations or litigation could require further expenditures and harm our business, financial condition, results of operations and cash flows. Further, if the Company is subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, all of which could harm our business, financial condition, results of operations and cash flows.
There are risks associated with our international operations that are different than the risks associated with our operations in the U.S., and our exposure to the risks of a global market could hinder our ability to maintain and expand international operations. We have operation centers in Australia, Canada, Germany, France, the U.S., and the United Kingdom, as well as sales offices in Australia, Belgium, Canada, China, Denmark, Finland, France, Germany, Hong Kong, Italy, the Netherlands, Norway, Singapore, Spain, Sweden, Switzerland, the United Kingdom and the U.S., and sales presence in Austria, Ireland, New Zealand and Russia. In the regions in which we do not currently have a physical presence, such as Africa, Japan and India, we serve our clients through strategic relationships. In implementing our international strategy, we may face barriers to entry and competition from local companies and other companies that already have established global businesses, as well as the risks generally associated with conducting business internationally. The success and profitability of international operations are subject to numerous risks and uncertainties, many of which are outside of our control, such as:
•	political or economic instability;

•	changes in governmental regulation or taxation;

•	changes in import/export duties;

•	trade restrictions;

•	difficulties and costs of staffing and managing operations in certain foreign countries;

•	work stoppages or other changes in labor conditions;

•	taxes and other restrictions on repatriating foreign profits back to the U.S.;

•	extended payment terms; and

•	seasonal reductions in business activity in some parts of the world.

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
Sales of software licenses are subject to seasonal changes in demand and resulting sales activities. With the acquisition of Software Spectrum, our product mix changed significantly. Prior to the acquisition of Software Spectrum in September 2006, software sales represented approximately 12% of net sales. In 2007, software sales represented 42% of our annual net sales. Our software business is subject to seasonal change. In particular, software sales are seasonally much higher in our second and fourth quarters. As a result, our quarterly results will be affected by lower demand in the first and third quarters. A majority of our costs are not variable and therefore a substantial reduction in sales during a quarter could have a negative effect on operating results. In addition, periods of higher sales activities during certain quarters may require a greater use of working capital to fund the business. During these periods, these increased working capital requirements could temporarily increase our leverage and liquidity needs and expose us to greater financial risk during those periods. Due to these seasonal changes, the operating results for any three-month period will not be indicative of the results that may be achieved for any subsequent fiscal quarter or for a full fiscal year.
  Our acquisitions of businesses increase our outstanding debt and interest expense and lower the availability on our financing facilities. Additionally, there have been negative changes in the overall capital markets due to current economic factors in the lending industry. Our financing facilities include a $225.0 million accounts receivable securitization financing facility, a $75.0 million revolving line of credit and a $75.0 million five-year term loan. As of December 31, 2007, we had $202.3 million outstanding under these facilities and approximately $165.1 million, including $37.5 million of increased availability upon our request, was available. The availability under the accounts receivable securitization facility is subject to formulas based on our eligible trade accounts receivable.

INSIGHT ENTERPRISES, INC.
The accounts receivable securitization financing facility expires in September 2009, and the revolving credit facility expires in September 2011. Additionally, most of our financing facilities have variable interest rates, which increase our exposure to interest rate fluctuations and may result in greater interest expense than we have forecasted. On January 24, 2008, we signed an agreement and plan of merger to acquire privately-held Calence, LLC. The cash purchase price for the Calence acquisition is $125.0 million and up to an additional $35.0 million in purchase price consideration if certain performance targets are achieved (subject to certain conditions) over the next four years. To facilitate the acquisition of Calence, we have received a commitment from a financial institution to provide up to $275.0 million in new credit to finance the acquisition and for general corporate purposes. It is contemplated that the new revolving facility will be funded through a syndicate of banks and will replace our current $75.0 million revolving credit facility and our $75.0 million term loan. These acquisitions will increase our outstanding debt and interest expense, which could have a material adverse effect on our results of operations and financial condition.
International operations expose us to currency exchange risk and we cannot predict the effect of future exchange rate fluctuations or the volatility of the U.S. dollar exchange rate on our business and operating results. We have currency exposure arising from both sales and purchases denominated in foreign currencies, including intercompany transactions outside the U.S. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will become more expensive in U.S. dollars to pay expenses with foreign currencies. In addition, currency devaluation against the U.S. dollar can result in a loss to us if we hold deposits of that currency. We currently do not conduct any hedging activities, and, to the extent that we continue not to do so in the future, we may be vulnerable to the effects of currency exchange-rate fluctuations. In addition, some currencies are subject to limitations on conversion into other currencies, which can limit the ability to otherwise react to rapid foreign currency devaluations. We cannot predict the effect of future exchange-rate fluctuations on business and operating results and significant rate fluctuations could have a material adverse effect on results of operations and financial condition.
International operations also expose us to currency fluctuations as we translate the financial statements of our foreign operations to U. S. dollars. Although the effect of currency fluctuations on our financial statements has not generally been material in the past, there can be no guarantee that the effect of currency fluctuations will not be material in the future.
We depend on certain key personnel. Our future success will be largely dependent on the efforts of key management personnel. The loss of one or more of these leaders could have a material adverse effect on our business, results of operations and financial condition. We cannot offer assurance that we will be able to continue to attract or retain highly qualified executive personnel or that any such executive personnel will be able to increase stockholder value. We also believe that our future success will be largely dependent on our continued ability to attract and retain highly qualified management, sales, service and technical personnel, but we cannot offer assurance that we will be able to attract and retain such personnel. Further, we make a significant investment in the training of our sales account executives and services engineers. Our inability to retain such personnel or to train them either rapidly enough to meet our expanding needs or in an effective manner for quickly changing market conditions could cause a decrease in the overall quality and efficiency of our sales staff, which could have a material adverse effect on our business, results of operations and financial condition.
If purchased goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings.  The purchase price allocation for the acquisition of Software Spectrum included a material allocation to goodwill and amortizable intangible assets. In accordance with U.S. generally accepted accounting principles, we perform an annual review in the fourth quarter of every year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired. Events or circumstances that could trigger an impairment review include a significant adverse change in legal factors or in the business climate, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, significant declines in our stock price for a sustained period or significant underperformance relative to expected historical or projected future results of operations. We have experienced volatility in our stock price over the past year. If our stock price declines for a sustained period, this may indicate a heightened risk that the carrying value of our goodwill or amortizable intangible assets may not be recoverable. We may be required to record a significant non-cash charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, resulting in a negative effect on our results of operations.

INSIGHT ENTERPRISES, INC.
The failure to comply with the terms and conditions of our public sector contracts could result in, among other things, fines or other liabilities. Net sales to public sector clients are derived from sales to federal, state and local governmental departments and agencies, as well as to educational institutions, through open market sales and various contracts and programs. Government contracting is a highly regulated area. Noncompliance with government procurement regulations or contract provisions could result in civil, criminal, and administrative liability, including substantial monetary fines or damages, termination of government contracts, and suspension, debarment or ineligibility from doing business with the government. In addition, substantially all of our contracts in the public sector are terminable at any time for convenience of the contracting agency or upon default. The effect of any of these possible actions by any governmental department or agency or the adoption of new or modified procurement regulations or practices could materially adversely affect our business, financial position and results of operations.
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
We may not be able to protect our intellectual property adequately, and we may be subject to intellectual property infringement claims.  To protect our intellectual property, we rely on copyright and trademark laws, unpatented proprietary know-how, and trade secrets and patents, as well as confidentiality, invention assignment, non-solicitation and non-competition agreements. There can be no assurance that these measures will afford us sufficient protection of our intellectual property, and it is possible that third parties may copy or otherwise obtain and use our proprietary information without authorization or otherwise infringe on our intellectual property rights. The disclosure of our trade secrets could impair our competitive position and could have a material adverse effect on our business relationships, results of operations, financial condition and future growth prospects. In addition, our registered trademarks and tradenames are subject to challenge by other rights owners. This may affect our ability to continue using those marks and names. Likewise, many businesses are actively investing in, developing and seeking protection for intellectual property in the areas of search, indexing, e-commerce and other Web-related technologies, as well as a variety of on-line business models and methods, all of which are in addition to traditional research and development efforts for IT products and application software. As a result, disputes regarding the ownership of these technologies are likely to arise in the future, and, from time to time, parties do assert various infringement claims against us in the form of cease-and-desist letters, licensing inquiries, lawsuits and other communications.  If there is a determination that we have infringed the proprietary rights of others, we could incur substantial monetary liability, be forced to stop selling infringing products or providing infringing services, be required to enter into costly royalty or licensing agreements, if available, or be prevented from using the rights, which could force us to change our business practices in the future.  Additionally, as we increase the geographic scope of our operations and the types of services provided under the Insight brand, there is a greater likelihood that we will encounter challenges to our tradenames, trademarks and service marks. We may not be able to use our principal mark without modification in all of our operations for all of our offerings, and these challenges may come from either governmental agencies or other market participants. These types of claims could have a material adverse effect on our business, results of operations and financial condition.
We issue equity-based awards, such as restricted stock units, under our long-term incentive plans, and these issuances dilute the interests of stockholders. We have reserved shares of our common stock for issuance under our 2007 Omnibus Plan and, previously, under our 1998 Long-Term Incentive Plan (the “1998 LTIP”) and other plans. At December 31, 2007, there were options outstanding to acquire 3,621,130 shares of our common stock, and there were 36,664 shares of restricted common stock and restricted stock units covering 1,072,193 shares of common stock unreleased (i.e., unvested). At December 31, 2007, there were 4,032,500 shares available for issuance under the 2007 Omnibus Plan.
When stock options are exercised, the risk increases that our stockholders will experience dilution of earnings per share due to the increased number of shares outstanding. Also, the terms upon which we will be able to obtain equity capital may be affected, because the holders of outstanding options can be expected to exercise them at a time when we would, in all likelihood, be able to obtain needed capital on terms more favorable to us than those provided in outstanding options.

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
On December 14, 1998, each stockholder of record received one Preferred Share Purchase Right (“Right”) for each outstanding share of common stock owned. Each Right entitles stockholders to buy .00148 of a share of our Series A Preferred Stock at an exercise price of $88.88. The Rights will be exercisable if a person or group acquires 15% or more of our common stock or announces a tender offer for 15% or more of the common stock. However, should this occur, the Right will entitle its holder to purchase, at the Right’s exercise price, a number of shares of common stock having a market value at the time of twice the Right’s exercise price. Rights held by the 15% holder will become void and will not be exercisable to purchase shares at the bargain purchase price. If we are acquired in a merger or other business combination transaction after a person acquires 15% or more of the our common stock, each Right will entitle its holder to purchase at the Right’s then current exercise price a number of the acquiring company’s common shares having a market value at the time of twice the Right’s exercise price. On January 11, 2008, the Board of Directors resolved to allow the current stockholder rights plan to expire in accordance with its terms on December 14, 2008.
Also, on January 11, 2008, the Board of Directors amended our bylaws to provide that the Company will seek stockholder approval prior to its adoption of a stockholder rights plan, unless the Board, in the exercise of its fiduciary duties, determines that, under the circumstances existing at the time, it is in the best interest of our stockholders to adopt or extend a stockholder rights plan without delay. The amendment further provides that a stockholder rights plan adopted or extended by the Board without prior stockholder approval must provide that it will expire unless ratified by the stockholders of the Company within one year of adoption.
Additionally, we have employment agreements with certain officers and management teammates under which severance payments would become payable in the event of specified terminations without cause or terminations under certain circumstances after a change in control. If such persons were terminated without cause or under certain circumstances after a change of control, and the severance payments under the current employment agreements were to become payable, the severance payments would generally range from three months of a teammate’s annual salary up to two times the teammate’s annual salary and bonus.
Any provision of our certificate of incorporation, bylaws or employment agreements, or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and also could affect the price that some investors are willing to pay for our common stock.
Sales of additional common stock and securities convertible into our common stock may dilute the voting power of current holders. We may issue equity securities in the future whose terms and rights are superior to those of our common stock. Our certificate of incorporation authorizes the issuance of up to 3,000,000 shares of preferred stock. These are “blank check” preferred shares, meaning that our Board of Directors is authorized, from time to time, to issue the shares and designate their voting, conversion and other rights, including rights superior, or preferential, to rights of already outstanding shares, all without stockholder consent. No preferred shares are outstanding, and we currently do not intend to issue any shares of preferred stock. Any shares of preferred stock that may be issued in the future could be given voting and conversion rights that could dilute the voting power and equity of existing holders of shares of common stock and have preferences over shares of common stock with respect to dividends and liquidation rights.

INSIGHT ENTERPRISES, INC.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive offices are located at 1305 West Auto Drive, Tempe, Arizona 85284. We conduct sales, distribution, services, and administrative activities in owned and leased facilities, and some of our field account executives conduct business from home offices. We have renewal rights in most of our property leases, and we anticipate that we will be able to extend these leases on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms. We believe that our facilities will be suitable and adequate for our present purposes, and that the capacity in the majority of our facilities is not fully utilized. In the future, we may need to purchase, build or lease additional facilities to meet the requirements projected in our long-term business plan. If we decide to exit the current leases, we may have to continue to make payments under the current leases or pay penalties to cancel the leases.
Information about significant sales, distribution, services and administration facilities in use as of December 31, 2007 is summarized in the following table:

Operating Segment	Location	Primary Activities	Own or Lease
Headquarters	Tempe, Arizona, USA	Executive Offices	Own

North America	Tempe, Arizona, USA	Sales and Administration	Own
	Tempe, Arizona, USA	Administration	Lease
	Bloomingdale, Illinois, USA	Sales and Administration	Own
	Hanover Park, Illinois, USA	Services and Distribution	Lease
	Plano, Texas, USA	Sales and Administration	Lease
	Liberty Lake, Washington, USA	Sales and Administration	Lease
	Winnipeg, Manitoba, Canada	Sales and Administration	Lease
	Montreal, Quebec, Canada	Sales and Administration	Own
	Mississauga, Ontario, Canada	Sales and Administration	Lease
	Montreal, Quebec, Canada	Distribution	Lease

EMEA	Sheffield, United Kingdom	Sales and Administration	Own
	Sheffield, United Kingdom	Distribution	Lease
	Uxbridge, United Kingdom	Sales and Administration	Lease
	Munich, Germany	Sales and Administration	Lease
	Paris, France	Sales and Administration	Lease

APAC	Sydney, New South Wales, Australia	Sales and Administration	Lease
In addition to those listed above, we have leased sales offices in various cities across North America, EMEA and APAC. For additional information on operating leases, see Note 8 to the Consolidated Financial Statements in Part II, Item 8 of this report. We own sales, administration and distribution facilities in Tempe, Arizona, a portion of which we currently lease to Direct Alliance, a discontinued operation. These properties are not included in the table above. We also have leased facilities in the United Kingdom that are no longer in use following a move to more desirable office space. These properties are also not included in the table above.
Item 3. Legal Proceedings
We are party to various legal proceedings arising in the ordinary course of business, including preference claims asserted in client bankruptcy proceedings, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, claims of alleged non-compliance with contract provisions and claims related to alleged violations of laws and regulations.

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
Software Spectrum, Inc., as successor to CS&T, is party to litigation brought in the Belgian courts regarding a dispute over the terms of a tender awarded by the Belgian Ministry of Defence (“MOD”) in November 2000. In February 2001, CS&T brought a breach of contract suit against MOD in the Court of First Instance in Brussels and claimed breach of contract damages in the amount of approximately $150,000. MOD counterclaimed against CS&T for cost to cover in the amount of approximately $2,700,000, and, in July 2002, CS&T added a Belgian subsidiary of Microsoft as a defendant. We believe that MOD’s counterclaims are unfounded, and we are vigorously defending the claim. We cannot make an estimate of the possible range of loss, if any, related to this claim.
Item 4. Submission of Matters to a Vote of Security Holders
Our 2007 Annual Meeting of Stockholders was held on November 12, 2007. At the 2007 Annual Meeting of Stockholders, the following proposals were considered:
(1)	The election of three Class I directors to serve until the 2010 annual meeting of stockholders or until their respective successors have been duly elected and qualified;

(2)	The approval of our 2007 Omnibus Plan;

(3)	The ratification of the appointment of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2007; and

(4)	The transaction of such other business as may have properly come before the annual meeting or any adjournment of the meeting.

INSIGHT ENTERPRISES, INC.
The proposals were approved by the following votes:

				Broker
	Votes For	Votes Against	Votes Withheld	Non-Votes
Proposal 1
Election of Bennett Dorrance as Class I Director	24,221,959	—	21,818,586	—
Election of Michael M. Fisher as Class I Director	22,197,716	—	23,842,829	—
Election of David J. Robino as Class I Director	26,990,804	—	19,049,741	—

Proposal 2
Approval of our 2007 Omnibus Plan	33,634,708	8,283,495	361,979	3,760,363

Proposal 3
Ratification of the appointment of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2007	45,230,904	767,866	41,775	—
In addition, Class II Directors (Richard A. Fennessy, Larry A. Gunning and Robertson C. Jones) and Class III Directors (Timothy A. Crown and Kathleen S. Pushor) continued their respective terms of office following the 2007 Annual Meeting of Stockholders.
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

	Common Stock
	High Price	Low Price
Year 2007
Fourth Quarter	$27.78	$17.47
Third Quarter	26.50	22.24
Second Quarter	22.65	17.98
First Quarter	20.33	17.75
Year 2006
Fourth Quarter	$22.69	$18.59
Third Quarter	20.96	16.22
Second Quarter	22.46	17.78
First Quarter	22.14	19.79
As of February 15, 2008, we had 48,725,236 shares of common stock outstanding held by approximately 104 stockholders of record. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by brokerage firms and clearing agencies.

INSIGHT ENTERPRISES, INC.
We have never paid a cash dividend on our common stock. We currently intend to reinvest all of our earnings into our business and do not intend to pay any cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities

				Approximate dollar
			Total number of shares	value of shares that
	Total number		purchased as part of	may yet be purchased
	of shares	Average price	publicly announced	under the plans or
Period	purchased	paid per share	plans or programs	programs
October 1-31, 2007	1,068,646	$25.89	1,068,646	$—
November 1-30, 2007	—	—	—	50,000,000
December 1-31, 2007	—	—	—	50,000,000

Total	1,068,646	$25.89	1,068,646

On December 5, 2005, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock. During the year ended December 31, 2007, we purchased 1.96 million shares on the open market at an average price of $25.57 per share, which represented the full amount authorized under the repurchase program. All shares repurchased have been retired. On November 13, 2007, our Board of Directors authorized the repurchase of up to an additional $50.0 million of our common stock. There were no repurchases under this new program as of December 31, 2007.
Stock Price Performance Graph
Set forth below is a graph comparing the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq Stock Market U.S. Companies (Market Index) and the Nasdaq Retail Trade Stocks (Peer Index) for the period starting January 1, 2003 and ending December 31, 2007. The graph assumes that $100 was invested on January 1, 2003 in our common stock and in each of the two Nasdaq indices, and that, as to such indices, dividends were reinvested. We have not, since our inception, paid any cash dividends on our common stock. Historical stock price performance shown on the graph is not necessarily indicative of future price performance.

INSIGHT ENTERPRISES, INC.

	Jan. 1,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2003	2003	2004	2005	2006	2007
Insight Enterprises, Inc. Common Stock (NSIT)	100.00	209.82	229.02	218.86	210.60	203.57

Nasdaq Stock Market U.S. Companies (Market Index)	100.00	149.52	162.72	166.18	182.57	197.98

Nasdaq Retail Trade Stocks (Peer Index)	100.00	139.25	176.62	178.29	194.71	177.15
Item 6. Selected Financial Data
The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto in Part II, Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report. The selected consolidated financial data presented below under the captions “Consolidated Statements of Operations Data” and “Consolidated Balance Sheet Data” as of and for each of the years in the five-year period ended December 31, 2007 is derived, with respect to the years ended December 31, 2007, 2006 and 2005, from our audited consolidated financial statements, and, with respect to the years ended December 31, 2004 and 2003, from the selected financial data of the Company included in our Form 10-K/A for the year ended December 31, 2006. The consolidated financial statements as of December 31, 2007 and 2006, and for each of the years in the three-year period ended December 31, 2007, which have been audited by KPMG LLP, our independent registered public accounting firm, are included in Part II, Item 8 of this report.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Consolidated Statements of Operations Data (1)
Net sales	$4,800,431	$3,593,256	$2,931,209	$2,780,484	$2,567,430
Costs of goods sold	4,139,343	3,122,599	2,566,100	2,437,885	2,258,406

Gross profit	661,088	470,657	365,109	342,599	309,024
Operating expenses:
Selling and administrative expenses	532,391	369,389	279,161	276,203	273,885
Severance and restructuring expenses	2,595	729	11,962	2,435	3,465
Reductions in liabilities assumed in a previous acquisition	—	—	(664)	(3,617)	(2,504)

Earnings from operations	126,102	100,539	74,650	67,578	34,178
Non-operating (income) expense:
Interest income	(2,078)	(4,355)	(3,394)	(1,849)	(833)
Interest expense	13,367	6,793	1,914	2,011	2,608
Net foreign currency exchange (gain) loss	(3,887)	(1,135)	72	262	398
Other expense, net	1,531	901	782	1,190	1,680

Earnings from continuing operations before income taxes	117,169	98,335	75,276	65,964	30,325
Income tax expense	45,158	34,601	29,591	17,835	9,674

Net earnings from continuing operations	72,011	63,734	45,685	48,129	20,651
Earnings from discontinued operations, net of taxes (2)	5,784	13,084	8,975	32,328	14,474

Net earnings before cumulative effect of change in accounting principle	77,795	76,818	54,660	80,457	35,125
Cumulative effect of change in accounting principle, net of taxes of $330 in 2005	—	—	(649)	—	—

Net earnings	$77,795	$76,818	$54,011	$80,457	$35,125

INSIGHT ENTERPRISES, INC.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Consolidated Statements of Operations Data (1)
Net earnings per share — Basic:
Net earnings from continuing operations	$1.47	$1.32	$0.94	$0.99	$0.45
Net earnings from discontinued operations	0.12	0.27	0.18	0.67	0.31
Cumulative effect of change in accounting principle	—	—	(0.01)	—	—

Net earnings per share	$1.59	$1.59	$1.11	$1.66	$0.76

Net earnings per share — Diluted:
Net earnings from continuing operations	$1.44	$1.31	$0.93	$0.96	$0.44
Net earnings from discontinued operations	0.12	0.27	0.18	0.67	0.31
Cumulative effect of change in accounting principle	—	—	(0.01)	—	—

Net earnings per share	$1.56	$1.58	$1.10	$1.63	$0.75

Shares used in per share calculations:
Basic	49,055	48,373	48,553	48,389	46,315

Diluted	49,760	48,564	49,057	49,220	46,581

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data
Working capital	$453,225	$413,085	$367,184	$370,873	$230,193
Total assets	1,867,178	1,780,265	922,340	887,641	792,124
Short-term debt	15,000	30,000	66,309	25,000	65,004
Long-term debt	187,250	224,250	—	—	—
Stockholders’ equity	775,194	690,350	569,913	565,517	448,245
Cash dividends declared per common share	—	—	—	—	—

(1)	Our consolidated statements of operations data above includes results of the acquisition of Software Spectrum from September 7, 2006, the acquisition date. See further discussion in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

(2)	Earnings from Discontinued Operations. During the year ended December 31, 2007, we sold PC Wholesale, a division of our North American operating segment. During the year ended December 31, 2006, we sold Direct Alliance, a business process outsourcing provider in the U.S. During the year ended December 31, 2004, we sold our 95% ownership in PlusNet, an Internet service provider in the United Kingdom. Accordingly, we have accounted for the entities as discontinued operations and have reported their results of operations as discontinued operations in the consolidated statements of earnings. Included in earnings from discontinued operations for the years ended December 31, 2007, 2006 and 2004 are the gain on the sale of PC Wholesale of $8.3 million, $5.1 million net of taxes, the gain on the sale of Direct Alliance of $14.9 million, $9.0 million net of taxes, and the gain on the sale of PlusNet of $23.7 million, $18.3 million net of taxes, respectively.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Part II, Item 8 of this report. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in “Risk Factors” in Part I, Item 1A and elsewhere in this report.
Overview
We are a leading provider of brand-name information technology (“IT”) hardware, software and services to large enterprises, small- to medium-sized businesses (“SMB”) and public sector institutions in North America, EMEA (Europe, the Middle East and Africa) and APAC (Asia-Pacific). Currently, our offerings in North America and the United Kingdom include brand name IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC currently only include software and select software-related services.
Our strategy is focused on growing profitable market share through the continued transformation of Insight into a complete IT solutions company, with growth expected from a combination of organic growth and acquisitions, and establishing Insight as a Global Value-Added Reseller (“G-VAR”). Our strategic vision is to be a trusted advisor to our clients, helping them enhance their business performance through innovative technology solutions.
We are pleased with the overall financial performance of our business in 2007. Net sales for the year ended December 31, 2007 increased 34% over the year ended December 31, 2006, due primarily to an increase in software sales attributable to the acquisition of Software Spectrum in September 2006, as well as organic growth in our hardware and services categories. Net earnings from continuing operations for the year ended December 31, 2007 increased 13% and diluted earnings from continuing operations per share increased 10% compared to the year ended December 31, 2006. Net earnings for the year ended December 31, 2007 increased 1% and diluted earnings per share decreased 1%. These results of operations for the year ended December 31, 2007 include the effect of the following items:
•	gain on sale of a discontinued operation of $8.3 million, $5.1 million net of tax;

•	expenses of $13.0 million, $7.9 million net of tax, for professional fees and costs associated with our stock option review; and

•	severance and restructuring expenses of $2.6 million, $1.5 million net of tax.
The results for the year ended December 31, 2006 include the following items:
•	gain on the sale of a discontinued operation of $14.9 million, $9.0 million net of tax;

•	expenses of $1.6 million, $1.0 million net of tax, for professional fees associated with our stock option review; and

•	severance and restructuring expenses of $729,000, $454,000 net of tax.
For the year ended December 31, 2007, our North America segment grew its net sales by 18% and its earnings from operations by 6% due primarily to the acquisition of Software Spectrum in September 2006, as well as slight organic growth in our hardware category and a 43% increase in our services category. Our EMEA segment grew its net sales by 87% and its earnings from operations by 93% due to both organic growth and as a result of our acquisition of Software Spectrum in September 2006. Our Asia Pacific segment more than tripled its earnings from operations for the year ended December 31, 2007 on a 260% increase in net sales. The reported earnings from operations of our EMEA and APAC segments accounted for more than 30% of our full year consolidated results for 2007, up from 18% in 2006. Reconciliations of segment results of operations to consolidated results of operations can be found in Note 17 to the Consolidated Financial Statements in Part II, Item 8 of this report.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
On January 24, 2008, we signed an agreement and plan of merger to acquire privately-held Calence, one of the nation’s largest independent technology service providers specializing in Cisco networking solutions, advanced communications and managed services. This acquisition is consistent with our vision and strategy to become a G-VAR through continued investment in certain key technology categories, including networking and advanced communications. Under the terms of the merger agreement, we will acquire Calence for a purchase price of $125.0 million. Up to an additional $35.0 million in purchase price consideration may be due if certain performance targets are achieved over the next four years. The purchase price is subject to customary working capital and hold-back adjustments. The acquisition has been approved by the boards of directors of both companies and is subject to customary closing conditions, including regulatory approval. We expect the acquisition to close early in second quarter of 2008.
On March 1, 2007, we completed the sale of PC Wholesale, a division of our North America operating segment. As a result of the disposition, PC Wholesale’s results of operations for all periods presented are classified as a discontinued operation. See further information in Note 19 to the Consolidated Financial Statements in Part II, Item 8 of this report.
Also, consistent with our strategic plan for growth through targeted acquisitions, on September 7, 2006, we completed our acquisition of Software Spectrum, a global technology solutions provider with expertise in the selection, purchase and management of software. The cash purchase price of $287.0 million plus working capital of $64.4 million, which included cash acquired of $30.3 million, was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired was recorded as goodwill. Software Spectrum’s results of operations have been included in our consolidated results of operations subsequent to the acquisition date.
On June 30, 2006, we completed the sale of 100% of the outstanding stock of Direct Alliance, a business process outsourcing provider in the U.S., for a cash purchase price of $46.3 million, subject to earn out and claw back provisions. Accordingly, Direct Alliance’s results of operations for all periods presented are classified as a discontinued operation. See further information in Note 19 to the Consolidated Financial Statements in Part II, Item 8 of this report.
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
Critical Accounting Estimates
General
Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). For a summary of significant accounting policies, see Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this report. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results, however, may differ from estimates we have made. Members of our senior management have discussed the critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.
We believe the following represent our critical accounting estimates used in the preparation of our Consolidated Financial Statements.
Accounting for Stock-Based Compensation
Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” using the modified prospective transition method. Under the fair value recognition provisions of SFAS No. 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation expense for those shares expected to vest over the requisite service period of the award.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
We elected to not make any modifications to existing stock options outstanding prior to January 1, 2006, such as accelerating the vesting of previously granted options, as we did not believe it made business sense to do so. We did, however, take the opportunity to reevaluate our equity compensation plans, and starting in 2006, we elected to primarily issue service-based and performance-based restricted stock units (“RSUs”). The number of RSUs ultimately awarded under performance-based RSUs varies based on whether we achieve certain financial results. We will record compensation expense each period based on our estimate of the most probable number of RSUs that will be issued under the grants of performance-based RSUs. For any stock options awarded, modifications to previous awards or awards of RSUs that are tied to specified market conditions, we use option pricing models or lattice (binomial) models to determine fair value of the awards, as permitted by SFAS No. 123R.
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
See Note 12 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of stock-based compensation.
Allowance for Doubtful Accounts
Our net accounts receivable balance was $1.07 billion and $994.9 million as of December 31, 2007 and 2006, respectively. The allowance for doubtful accounts was $22.8 million and $23.2 million as of December 31, 2007 and 2006, respectively. The allowance is determined using estimated losses on accounts receivable based on historical write-offs, evaluation of the aging of the receivables and the current economic environment. Should our clients’ or vendors’ circumstances change or actual collections of client and vendor receivables differ from our estimates, adjustments to the provision for losses on accounts receivable and the related allowances for doubtful accounts would be recorded. See further information on our allowance for doubtful accounts in Note 16 to the Consolidated Financial Statements in Part II, Item 8 of this report.
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
Annually, during the fourth quarter of each year, we assess whether goodwill is impaired. Upon determining the existence of goodwill impairment, we measure that impairment based on the amount by which the book value of goodwill exceeds its implied fair value. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole. Determining the fair value of reporting units, as well as identifiable assets and liabilities, uses our estimates of market capitalization allocation, future market growth, forecasted sales and costs and appropriate discount rates. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the book value of goodwill has been impaired. Based on impairment tests performed, there was no impairment of goodwill during the years ended December 31, 2007, 2006 or 2005.
We identify potential impairment of goodwill through our strategic reviews of our reporting units and operations performed in conjunction with restructuring actions. Deterioration of our business in a geographic region or within a reporting unit in the future could lead to impairment adjustments as such issues are identified.
Severance and Restructuring Activities
We have engaged, and may continue to engage, in severance and restructuring activities which require us to utilize significant estimates related primarily to employee termination benefits, estimated costs to terminate leases or remaining lease commitments on unused facilities, net of estimated subleases. Should the actual amounts differ from our estimates, adjustments to severance and restructuring expenses in subsequent periods would be necessary. A detailed description of our severance, restructuring and acquisition integration activities and remaining accruals for these activities at December 31, 2007 can be found in Note 9 to the Consolidated Financial Statements in Part II, Item 8 of this report.
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
We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider past operating results, future market growth, forecasted earnings, historical and projected taxable income, the mix of earnings in the jurisdictions in which we operate, prudent and feasible tax planning strategies and statutory tax law changes in determining the need for a valuation allowance. If we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, the previously provided valuation allowance would be reversed. However, until the adoption of SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”), the reversal of a valuation allowance established in purchase accounting upon the acquisition of Software Spectrum would result in a reduction of goodwill as opposed to a benefit to earnings. Upon adoption of SFAS No. 141R on January 1, 2009, any change in a valuation allowance established in purchase accounting will be a benefit to or charge against earnings. Additional information about the valuation allowance can be found in Note 11 to the Consolidated Financial Statements in Part II, Item 8 of this report.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Contingencies
From time to time, we are subject to potential claims and assessments from third parties. We are also subject to various governmental, client and vendor audits. We continually assess whether or not such claims have merit and warrant accrual under the “probable and estimable” criteria of SFAS No. 5, “Accounting for Contingencies.” Where appropriate, we accrue estimates of anticipated liabilities in the consolidated financial statements. Such estimates are subject to change and may affect our results of operations and our cash flows. Additional information about contingencies can be found in Note 15 to the Consolidated Financial Statements in Part II, Item 8 of this report.
RESULTS OF OPERATIONS
The following table sets forth for the periods presented certain financial data as a percentage of net sales for the years ended December 31, 2007, 2006 and 2005. As discussed in Note 19 to the Consolidated Financial Statements in Part II, Item 8 of this report, we have reported the results of operations of PC Wholesale, which we sold on March 1, 2007, as a discontinued operation in the consolidated statements of earnings for all periods presented.

	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Costs of goods sold	86.2	86.9	87.5

Gross profit	13.8	13.1	12.5
Operating expenses:
Selling and administrative expenses	11.1	10.3	9.5
Severance and restructuring expenses	0.1	0.0	0.4
Reductions in liabilities assumed in a previous acquisition	—	—	(0.0)

Earnings from operations	2.6	2.8	2.6
Non-operating expense, net	0.2	0.1	0.0

Earnings from continuing operations before income taxes	2.4	2.7	2.6
Income tax expense	0.9	0.9	1.0

Net earnings from continuing operations	1.5	1.8	1.6
Earnings from discontinued operations, net of taxes	0.1	0.3	0.2

Net earnings before cumulative effect of change in accounting principle	1.6	2.1	1.8
Cumulative effect of change in accounting principle, net of taxes	—	—	(0.0)

Net earnings	1.6%	2.1%	1.8%

2007 Compared to 2006
Net Sales. Net sales for the year ended December 31, 2007 increased 34% compared to the year ended December 31, 2006, in part, due to the acquisition of Software Spectrum in 2006. Our net sales by operating segment for the years ended December 31, 2007 and 2006 were as follows (dollars in thousands):

	2007	2006	% Change
North America	$3,362,955	$2,852,997	18%
EMEA	1,329,682	710,294	87%
APAC	107,794	29,965	260%

Consolidated	$4,800,431	$3,593,256	34%

The increase in North America’s net sales for the year ended December 31, 2007 was due primarily to the acquisition of Software Spectrum, which contributed to 78% growth in our sales of software. We also experienced slight organic growth in our hardware category and strong growth in our services category, which grew by 43% year over year. North America had 1,349 account executives at December 31, 2007, an increase from 1,259 at December 31, 2006. Net sales per average number of account executives in North America increased to $2.6 million for the year ended December 31, 2007 from $2.4 million for the year ended December 31, 2006. The average tenure of our account executives in North America has decreased slightly from 4.4 years at December 31, 2006 to 4.2 years at December 31, 2007.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
The increase of $619.4 million or 87% in EMEA’s net sales for the year ended December 31, 2007 was due to organic growth and the acquisition of Software Spectrum as well as favorable currency exchange rates. The effect of currency exchange rates between the weakening U.S. dollar year over year as compared to the various European currencies in which we do business accounted for approximately $92.6 million or 15% of this increase. Software sales in the EMEA segment grew 183% year over year and we also saw a very strong performance in our EMEA hardware and services categories, which grew 19% and 113%, respectively. EMEA had 550 account executives at December 31, 2007, an increase from 476 at December 31, 2006 due to planned increases in an effort to grow the business. Net sales per average number of account executives in EMEA increased to $2.6 million for the year ended December 31, 2007 compared to $1.9 million for the year ended December 31, 2006. The average tenure of our account executives in EMEA has increased from 2.7 years at December 31, 2006 to 3.0 years at December 31, 2007.
Our APAC segment recognized net sales of $107.8 million for the year ended December 31, 2007, the first full year of operating results since our acquisition of Software Spectrum in September 2006.
Net sales by category for North America, EMEA and APAC were as follows for the years ended December 31, 2007 and 2006:

	North America		EMEA		APAC
	Years Ended December 31,		Years Ended December 31,		Years Ended December 31,
Sales Mix	2007	2006	2007	2006	2007	2006
Notebooks and PDAs	11%	12%	8%	12%	—	—
Desktops and Servers	12%	13%	7%	10%	—	—
Network and Connectivity	11%	14%	4%	6%	—	—
Storage Devices	5%	7%	4%	6%	—	—
Printers	5%	6%	3%	5%	—	—
Memory and Processors	4%	5%	2%	3%	—	—
Supplies and Accessories	5%	6%	3%	5%	—	—
Monitors and Video	4%	5%	3%	6%	—	—
Miscellaneous	8%	9%	3%	5%	—	—

Hardware	65%	77%	37%	58%	—	—
Software	32%	21%	62%	41%	100%	100%
Services	3%	2%	1%	1%	—	—

	100%	100%	100%	100%	100%	100%

With the acquisition of Software Spectrum, our product mix changed significantly as noted above, with software increasing from 26% of total company net sales in 2006 to 42% in 2007. Currently, our offerings in North America and the United Kingdom include brand name IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC currently only include software and select software-related services.
Gross Profit. Gross profit increased 40% for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase in sales of software licenses for which we receive only an agency fee, as well as sales of software maintenance contracts and third-party warranties for which only the gross profit is recorded as net sales, makes period-to-period comparability of net sales and costs of goods sold more difficult. As a result, we believe that gross profit is a more reliable measure of business performance and is more useful in comparing period-to-period trends than net sales. Our gross profit and gross profit as a percent of net sales by operating segment for the years ended December 31, 2007 and 2006 were as follows (dollars in thousands):

		% of Net		% of Net
	2007	Sales	2006	Sales
North America	$471,808	14.0%	$370,572	13.0%
EMEA	168,583	12.7%	95,184	13.4%
APAC	20,697	19.2%	4,901	16.4%

Consolidated	$661,088	13.8%	$470,657	13.1%

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
North America’s gross profit increased for the year ended December 31, 2007 by 27% compared to the year ended December 31, 2006. Gross profit per account executive increased 14% to $362,000 for the year ended December 31, 2007 from $318,000 for the year ended December 31, 2006. As a percentage of net sales, gross profit increased due primarily to an increase in agency fees for Microsoft enterprise software agreement renewals of 160 basis points and higher margins associated with our service business of 16 basis points. These increases were partially offset by decreases in product margin, which includes vendor funding of 32 basis points and in freight margin of 19 basis points.
EMEA’s gross profit increased for the year ended December 31, 2007 by 77% compared to the year ended December 31, 2006. Gross profit per account executive increased 28% from $329,000 for the year ended December 31, 2007 from $257,000 for the year ended December 31, 2006. As a percentage of net sales, gross profit decreased by approximately 70 basis points from 2006 to 2007 due primarily to decreases in product margin of nearly 130 basis points resulting primarily from our acquisition of Software Spectrum, whose overall gross margins are generally lower than those in our legacy business due to the sales mix of software only compared to hardware, software and services for our legacy business. We also saw a 20 basis point decline related to decreases in supplier discounts due to a change in supplier mix, resulting primarily from our acquisition of Software Spectrum. These decreases in gross margin were offset partially by higher agency fees for Microsoft enterprise software agreement renewals which contributed nearly 80 basis points improvement.
APAC’s gross profit increased for the year ended December 31, 2007 by 322% compared to the year ended December 31, 2006 due to the inclusion of a full year of APAC results in 2007.
Operating Expenses.
Selling and Administrative Expenses. Selling and administrative expenses increased in the year ended December 31, 2007 compared to the year ended December 31, 2006 due primarily to the acquisition of Software Spectrum. Selling and administrative expenses increased 44% and increased as a percentage of net sales for the year ended December 31, 2007 compared to the year ended December 31, 2006. Selling and administrative expenses as a percent of net sales by operating segment for the years ended December 31, 2007 and 2006 were as follows (dollars in thousands):

		% of Net		% of Net
	2007	Sales	2006	Sales
North America	$381,503	11.3%	$287,903	10.1%
EMEA	135,747	10.2%	77,694	10.9%
APAC	15,141	14.0%	3,792	12.7%

Consolidated	$532,391	11.1%	$369,389	10.3%

North America’s selling and administrative expenses increased 33% for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase in selling and administrative expenses is primarily attributable to:
•	Salaries and wages, employee-related expenses and contract labor, which increased approximately $60.0 million due to increases in expenses related to the addition of Software Spectrum, increases in sales incentive programs and increases in bonus expenses due to increased overall financial performance;

•	Amortization of intangible assets acquired in the acquisition of Software Spectrum in September 2006, which increased from $2.3 million in 2006 to $5.8 million in 2007;

•	Professional fees associated with the review of our historical stock option practices, which increased from $1.6 million in 2006 to $12.5 million in 2007;

•	Duplicative costs associated with our back-office operations tied to our mySAP upgrade; and

•	Other integration-related expenses, such as travel, legal and accounting fees.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
EMEA’s selling and administrative expenses increased 75% for the year ended December 31, 2007 compared to the year ended December 31, 2006. The U.S. dollar increase in selling and administrative expenses is primarily attributable to:
•	Salaries and wages, employee-related expenses and contract labor, which increased approximately $42.9 million due to increases in expenses related to the addition of Software Spectrum, increases in stock-based compensation expense, increases in sales incentive programs and increases in bonus expenses due to increased overall financial performance;

•	Amortization of intangible assets acquired with the acquisition of Software Spectrum in September 2006, which increased from $1.3 million in 2006 to $3.5 million in 2007;

•	Higher facilities expense, travel expense and professional fees related to the increased geographical coverage and office locations resulting from our acquisition of Software Spectrum; and

•	The effect of currency exchange rates between the weakening U.S. dollar year over year as compared to the various European currencies in which we do business accounted for approximately $9.3 million or 12% of the total increase.
APAC’s selling and administrative expenses increased for the year ended December 31, 2007 compared to the year ended December 31, 2006 primarily due to the inclusion of Software Spectrum results for a full year in 2007.
Severance and Restructuring Expenses. During the year ended December 31, 2007, North America, EMEA and APAC recorded severance expense of $3.0 million, $177,000, and $64,000, respectively. Additionally, a $606,000 benefit related to a reduction in EMEA’s restructuring liability for remaining lease obligations on a previously vacated legacy Insight office property following a successful renegotiation of a portion of the long-term lease was recorded during the period. During the year ended December 31, 2006, North America and EMEA recorded severance expense of $508,000 and $221,000. See Note 9 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of severance and restructuring activities.
Interest Income. Interest income for the years ended December 31, 2007 and 2006 was generated through short-term investments. The decrease in interest income is due to a generally lower level of cash available to be invested in short-term investments as we paid down debt balances and completed stock repurchases during 2007.
Interest Expense. Interest expense for the years ended December 31, 2007 and 2006 primarily relates to borrowings under our financing facilities. The increase in interest expense is primarily due to a higher weighted average borrowings outstanding for the year ended December 31, 2007 compared with 2006 given the debt incurred for the acquisition of Software Spectrum was only outstanding for a third of the year in 2006.
Net Foreign Currency Exchange Gains. These gains result from foreign currency transactions, including intercompany balances that are not considered long-term in nature. The increase in the net foreign currency exchange gain is due primarily to increases in the volume of business transacted outside of the U.S. and the continued decline in the value of the U.S. dollar against currencies we transact business in, specifically the Canadian dollar, the Euro and the British Pound Sterling.
Other Expense, Net. Other expense, net, consists primarily of bank fees associated with our financing facilities and cash management.
Income Tax Expense. Our effective tax rate from continuing operations for the year ended December 31, 2007 was 38.5% compared to 35.2% for the year ended December 31, 2006. The effective tax rate is higher in 2007 due primarily to an increase in our tax reserves relating to uncertain tax positions. Further, our 2006 effective tax rate reflects the reversal of accrued income taxes resulting from the determination that a reserve previously recorded for potential tax exposures was no longer necessary.
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

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
2006 Compared to 2005
Net Sales. Net sales for the year ended December 31, 2006 increased 23% to $3.59 billion from $2.93 billion for the year ended December 31, 2005. Sales contributed from the acquisition of Software Spectrum are included from the acquisition date of September 7, 2006 and approximated 14% of total net sales for 2006. Our net sales by operating segment for the years ended December 31, 2006 and 2005 were as follows (in thousands):

	2006	2005	% Change
North America	$2,852,997	$2,460,970	16%
EMEA	710,294	470,239	51%
APAC	29,965	—	100%

Consolidated	$3,593,256	$2,931,209	23%

North America’s net sales for the year ended December 31, 2006 increased 16% to $2.85 billion from $2.46 billion for the year ended December 31, 2005, due primarily to the acquisition of Software Spectrum. Overall, our North America hardware and services categories performed well during the year with sales from public sector clients growing faster than the market, while sales from SMB clients were in line with the market, and hardware sales to large enterprise clients declined compared to 2005. North America had 1,259 account executives at December 31, 2006, an increase from 1,039 at December 31, 2005 due primarily to the acquisition of Software Spectrum. Net sales per average number of account executives in North America increased to $2.4 million for the year ended December 31, 2006 from $2.3 million for the year ended December 31, 2005. The average tenure of our account executives in North America increased from 3.9 years at December 31, 2005 to 4.4 years at December 31, 2006. The increase was due primarily the addition of more tenured account executives with the acquisition of Software Spectrum.
EMEA’s net sales for the year ended December 31, 2006 increased 51% to $710.3 million from $470.2 million for the year ended December 31, 2005. Overall, our growth in EMEA was due to the acquisition of Software Spectrum as our EMEA software category posted seasonally strong results in the fourth quarter of 2006. EMEA had 476 account executives at December 31, 2006, an increase from 266 at December 31, 2005 due primarily to the acquisition of Software Spectrum. Net sales per average number of account executives in EMEA increased to $1.9 million for the year ended December 31, 2006 compared to $1.8 million for the year ended December 31, 2005. The average tenure of our account executives in EMEA increased from 2.3 years at December 31, 2005 to 2.7 years at December 31, 2006. The increase was due primarily to a decrease in account executive turnover and to the addition of more tenured account executives with the acquisition of Software Spectrum.
APAC’s net sales for the year ended December 31, 2006 were $30.0 million. We were pleased with the results of our APAC segment as it achieved strong growth and results in line with its internal budgets.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Net sales by category for North America, EMEA and APAC were as follows for the years ended December 31, 2006 and 2005:

	North America		EMEA		APAC
	Years Ended December 31,		Years Ended December 31,		Years Ended December 31,
Sales Mix	2006	2005	2006	2005	2006	2005
Notebooks and PDAs	12%	13%	12%	18%	—	—
Desktops and Servers	13%	16%	10%	14%	—	—
Network and Connectivity	14%	13%	6%	8%	—	—
Storage Devices	7%	8%	6%	8%	—	—
Printers	6%	7%	5%	8%	—	—
Memory and Processors	5%	6%	3%	4%	—	—
Supplies and Accessories	6%	7%	5%	8%	—	—
Monitors and Video	5%	7%	6%	10%	—	—
Miscellaneous	9%	9%	5%	8%	—	—

Hardware	77%	86%	58%	86%	—	—
Software	21%	12%	41%	14%	100%	—
Services	2%	2%	1%	—	—	—

	100%	100%	100%	100%	100%	—

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
Gross Profit. The increase in sales of licenses under sales agency licensing programs as well as sales of software maintenance contracts makes period-to-period comparability of sales and costs of goods sold more difficult. As a result, we believe the focus should be on gross profit as the key measure of business performance and period-to-period trends. Gross profit increased 29% to $470.7 million for the year ended December 31, 2006 from $365.1 million for the year ended December 31, 2005. As a percentage of net sales, gross profit increased to 13.1% for the year ended December 31, 2006 from 12.5% for the year ended December 31, 2005. Our gross profit and gross profit as a percent of net sales by operating segment for the years ended December 31, 2006 and 2005 were as follows (in thousands):

		% of Net		% of Net
	2006	Sales	2005	Sales
North America	$370,572	13.0%	$301,694	12.3%
EMEA	95,184	13.4%	63,415	13.5%
APAC	4,901	16.4%	—	—

Consolidated	$470,657	13.1%	$365,109	12.5%

North America’s gross profit increased for the year ended December 31, 2006 by 23% to $370.6 million from $301.7 million for the year ended December 31, 2005. As a percentage of net sales, gross profit increased to 13.0% for the year ended December 31, 2006 from 12.3% for the year ended December 31, 2005 due primarily to increases in agency fees for Microsoft enterprise software agreement renewals, favorable collection experience, resulting in reductions in the reserve for vendor receivables, and increases in sales of services, which generate higher gross margins. These increases were offset partially by decreases in freight margins and decreases in product margin, which includes vendor funding. Gross profit per average number of account executives in North America increased to $318,000 for the year ended December 31, 2006 compared to $281,000 for the year ended December 31, 2005.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
EMEA’s gross profit increased for the year ended December 31, 2006 by 50% to $95.2 million from $63.4 million for the year ended December 31, 2005. As a percentage of net sales, gross profit decreased to 13.4% for the year ended December 31, 2006 from 13.5% for the year ended December 31, 2005. The decrease in gross margin is due primarily to decreases in product margin, which includes vendor funding, and decreases in freight margins. This decrease in gross margin was offset partially by higher agency fees for Microsoft enterprise software agreement renewals. Gross profit per average number of account executives in EMEA increased to $257,000 for the year ended December 31, 2006 compared to $238,000 for the year ended December 31, 2005.
APAC reported a gross profit of $4.9 million for the year ended December 31, 2006. As a percentage of net sales, gross profit was 16.4% for the year ended December 31, 2006.
Operating Expenses.
Selling and Administrative Expenses. Selling and administrative expenses increased to $369.4 million for the year ended December 31, 2006 from $279.2 million for the year ended December 31, 2005 and increased as a percent of net sales to 10.3% for the year ended December 31, 2006 from 9.5% for the year ended December 31, 2005. Selling and administrative expenses as a percent of net sales by operating segment for the years ended December 31, 2006 and 2005 were as follows (in thousands):

		% of Net		% of Net
	2006	Sales	2005	Sales
North America	$287,903	10.1%	$228,371	9.3%
EMEA	77,694	10.9%	50,790	10.8%
APAC	3,792	12.7%	—	—

Consolidated	$369,389	10.3%	$279,161	9.5%

North America’s selling and administrative expenses increased for the year ended December 31, 2006 by 26% to $287.9 million from $228.4 million for the year ended December 31, 2005. As a percentage of net sales, selling and administrative expenses increased to 10.1% for the year ended December 31, 2006 from 9.3% for the year ended December 31, 2005. The increase in selling and administrative expenses is primarily attributable to:
•	Salaries and wages, employee-related expenses and contract labor increased approximately $48 million due to increases in expenses related to the addition of Software Spectrum, increases in stock-based compensation expense, increases in sales incentive programs and increases in bonus expenses due to increased overall financial performance. Stock-based compensation expense of $11.6 million and $778,000 is included in North America’s selling and administrative expenses for the year ended December 31, 2006 and 2005, respectively;

•	Depreciation increased approximately $3.9 million, primarily as a result of $2.9 million of accelerated depreciation during 2006 related to portions of our current operating system that will not be utilized after our upgrade to mySAP;

•	Amortization of intangible assets acquired with the acquisition of Software Spectrum in September 2006 was approximately $2.3 million in 2006;

•	Professional fees increased by approximately $1.6 million associated with the review of our historical stock option practices in 2006; and

•	Other integration-related expenses, such as travel, legal and accounting fees, also experienced increases in 2006.
EMEA’s selling and administrative expenses increased 53% to $77.7 million for the year ended December 31, 2006 from $50.8 million for the year ended December 31, 2005. As a percentage of net sales, selling and administrative expenses increased to 10.9% for the year ended December 31, 2006 from 10.8% for the year ended December 31, 2005. The increase in selling and administrative expenses is primarily attributable to:
•	Salaries and wages, employee-related expenses and contract labor increased approximately $18.3 million due to increases in expenses related to the addition of Software Spectrum, increases in stock-based compensation expense, increases in sales incentive programs and increases in bonus expenses due to increased overall financial performance. Stock-based compensation expense of $1.1 million is included in EMEA’s selling and administrative expenses for the year ended December 31, 2006. No stock-based compensation expense was recorded for EMEA in 2005;

•	Depreciation increased approximately $1.2 million, primarily as a result of increases in facility costs related to our new London office;

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
•	Amortization of intangible assets acquired with the acquisition of Software Spectrum in September 2006 was approximately $1.3 million in 2006; and

•	Other integration-related expenses, such as travel, legal and accounting fees, also experienced increases in 2006;
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
Interest Expense. Interest expense of $6.8 million and $1.9 million for the year ended December 31, 2006 and 2005, respectively, primarily relates to borrowings under our financing facilities. The increase in interest expense is due to increased borrowings outstanding in the year ended December 31, 2006 related to the acquisition of Software Spectrum in September 2006 and increases in interest rates.
Net Foreign Currency Exchange Gain (Loss). Net foreign currency exchange gain was $1.1 million for the year ended December 31, 2006 compared to a net foreign currency exchange loss of $72,000 for the year ended December 31, 2005. These amounts consist primarily of foreign currency transaction gains or losses for intercompany balances that are not considered long-term in nature.
Other Expense, Net. Other expense, net, was $901,000 for the year ended December 31, 2006 compared to $782,000 for the year ended December 31, 2005. These amounts consist primarily of bank fees associated with our financing facilities and cash management.
Income Tax Expense. Our effective tax rates for continuing operations for the years ended December 31, 2006 and 2005 were 35.2% and 39.3%, respectively. Our effective tax rate for the year ended December 31, 2006 was lower than for the year ended December 31, 2005 primarily due to a benefit recognized during the year ended December 31, 2006 for the reversal of accrued income taxes of $1.4 million resulting from the determination that a reserve previously recorded for potential tax exposures was no longer necessary and to several tax planning initiatives as well as the change in the percentage of taxable income being taxed in countries with lower tax rates than the U.S. as a result of the acquisition of Software Spectrum.
Earnings from Discontinued Operation. On March 1, 2007, we completed the sale of PC Wholesale and on June 30, 2006, we completed the sale of Direct Alliance. Accordingly, the results of operations attributable to PC Wholesale and Direct Alliance for all periods presented have been classified as a discontinued operation. See Note 19 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Liquidity and Capital Resources
The following table sets forth for the periods presented certain consolidated cash flow information for the years ended December 31, 2007, 2006 and 2005 (dollars in thousands):

	2007	2006	2005
Net cash provided by operating activities	$99,418	$82,602	$15,747
Net cash used in investing activities	(7,130)	(309,159)	(8,487)
Net cash (used in) provided by financing activities	(100,209)	242,749	2,095
Net cash provided by (used in) discontinued operations	—	105	(6,958)
Foreign currency exchange effect on cash flow	9,942	3,255	(5,695)

Increase (decrease) in cash and cash equivalents	2,021	19,552	(3,298)
Cash and cash equivalents at beginning of year	54,697	35,145	38,443

Cash and cash equivalents at end of year	$56,718	$54,697	$35,145

Cash and Cash Flow
Our primary uses of cash in the past few years have been to fund acquisitions, working capital requirements and capital expenditures and to repurchase our common stock. We generated very strong operating cash flows for the year ended December 31, 2007. Operating activities provided $99.4 million in cash, a 20% increase over the year ended December 31, 2006. Our strong operating cash flows, along with $28.6 million from the sale of PC Wholesale enabled us to not only reduce our outstanding debt by $52.0 million, but also fund $50.0 million of repurchases of our common stock during the year. Capital expenditures were $35.8 million for the year, a 4% increase over 2006, primarily related to expenditures for our mySAP upgrade. Additionally, 2007 benefited from a $9.9 million positive effect of foreign currency exchange rates on cash flow for 2007, compared to $3.3 million in 2006.
We sold PC Wholesale in March 2007 and have presented it as a discontinued operation. Excluding net earnings, amounts related to the discontinued operation have not been removed from the 2007, 2006 and 2005 cash flow statements because the effect is immaterial.
Net cash provided by operating activities. Cash flows from operations for the year ended December 31, 2007 resulted primarily from net earnings from continuing operations before depreciation and amortization, and an increase in accounts payable partially offset by an increase in accounts receivable. The increase in accounts payable can be primarily attributed to an increase in net sales, and the related costs of goods sold, offset partially by a decrease in days purchases outstanding, as discussed below. The higher accounts receivable balance at December 31, 2007 can be primarily attributed to an increase in sales as well as to a slow down in collections in our North American and EMEA operations due to internal collection productivity issues and slower customer payments. Cash flows from operations for the year ended December 31, 2006 resulted primarily from net earnings from continuing operations before depreciation and amortization, and increases in accounts payable and decreases in inventories. These increases in operating cash flows were partially offset by increases in accounts receivable. The increased accounts payable and accounts receivable balances can be primarily attributed to the Software Spectrum acquisition. Cash flows from operations for the year ended December 31, 2005 resulted primarily from net earnings from continuing operations before depreciation and amortization partially offset by increases in accounts receivable and inventories. The increase in accounts receivable was due to increases in net sales with terms longer than net 30 at the end of 2005 primarily related to our large enterprise and public sector clients. The increase in inventories was due primarily to increases in opportunistic purchases and a decision to carry additional inventories for our integration labs and upcoming projects with large enterprise and public sector clients at the end of 2005.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Our consolidated cash flow operating metrics for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Days sales outstanding in ending accounts receivable (“DSOs”)(a)	80	100	59
Inventory turns (excluding inventories not available for sale) (b)	42	29	24
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	60	73	26

(a)	Calculated as the balance of accounts receivable, net at the end of the year divided by daily net sales. Daily net sales is calculated as net sales divided by 360 days.

(b)	Calculated as costs of goods sold divided by average inventories. Average inventories is calculated as the sum of the balances of beginning inventories plus ending inventories divided by two.

(c)	Calculated as the balances of accounts payable plus inventories financing facility at the end of the year divided by daily costs of goods sold. Daily costs of goods sold is calculated as costs of goods sold divided by 360 days.
The decrease in DSOs from the year ended December 31, 2006 is due primarily to the fact that 2006 DSOs included receivables acquired in the Software Spectrum acquisition and only four months of related net sales, thus skewing 2006 DSOs to appear higher than normal. Still, 2007 DSOs are higher than we would expect in the future due to a higher proportion of sales to clients with longer payment terms, a slow down in collections in our North America and EMEA operations and an increase in sales toward the end of the year. Improving our cash conversion cycle will be an area of focus in 2008 as we continue to focus on our return on invested capital. The decrease in DPOs from the year ended December 31, 2006 is due primarily to the similar effect on 2006 DPOs of the Software Spectrum acquisition which skew the 2006 DPOs to appear higher, offset by efforts in 2007 to improve this metric and better manage the timing of payments. The increase in inventory turns is primarily due to the inclusion of a full year of Software Spectrum’s operations in 2007 which require very little inventory.
Assuming sales continue to increase in the future, we expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms granted to our clients in order to take advantage of supplier discounts.
Net cash used in investing activities. Capital expenditures of $35.8 million and $34.2 million for the years ended December 31, 2007 and 2006, respectively, primarily related to investments to upgrade our IT systems to mySAP, including capitalized costs of software developed for internal use, IT equipment and software licenses. Capital expenditures for the year ended December 31, 2005 of $35.0 million primarily related to capitalized costs of software developed for internal use, the purchase of a previously leased office facility, leasehold improvements primarily in our Illinois distribution center and in our London facility and computer equipment. We expect total capital expenditures in 2008 to be between $30.0 million and $35.0 million. During the year ended December 31, 2007, we received $28.6 million for the sale of PC Wholesale. During the year ended December 31, 2006, we received $46.3 million for the sale of Direct Alliance and used $321.2 million, net of cash acquired of $30.3 million, to acquire Software Spectrum. In January 2005, we received $26.5 million owed to us by an underwriter related to the 2004 sale of our investment in PlusNet, a discontinued operation.
Net cash (used in) provided by financing activities. During the year ended December 31, 2007, we reduced our outstanding debt by $52.0 million and funded repurchases of $50.0 million of our common stock. These uses of cash were partially offset by $24.5 million of proceeds from sales of common stock under employee stock plans. During the year ended December 31, 2006, the acquisition of Software Spectrum was partially financed by new term loan borrowings of $75.0 million under our amended and restated credit facility and $173.0 million under our amended accounts receivables securitization financing facility. During the year ended December 31, 2005, cash was provided by borrowings on our short-term financing facility and our line of credit and by cash received from common stock issuances as a result of stock option exercises. Cash was primarily used to make repayments on our short-term financing facility and to repurchase shares of our common stock.
On December 5, 2005, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock. During the year ended December 31, 2007, we repurchased 1.96 million shares on the open market at an average price of $25.57 per share, which represented the full amount authorized under the repurchase program. All shares repurchased have been retired. On November 13, 2007, our Board of Directors authorized the repurchase of up to an additional $50.0 million of our common stock. There were no repurchases under this new program as of December 31, 2007.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
We anticipate that cash flows from operations, together with the funds available under our financing facilities and existing commitments to provide new facilities, will be adequate to support our presently anticipated cash and working capital requirements for operations over the next twelve months as well as the planned acquisition of Calence. Additionally, we expect to use any excess cash primarily to reduce outstanding debt and to fund additional acquisitions and/or repurchases of our common stock.
Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the U.S. For foreign entities not treated as branches for U.S. tax purposes, we do not provide for U.S. income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. As of December 31, 2007, cash and cash equivalents of $34.0 million were held by our foreign subsidiaries. The undistributed earnings of foreign subsidiaries that are deemed to be permanently invested outside of the U.S. were $10.6 million at December 31, 2007.
As part of our long-term growth strategy, we intend to consider additional acquisition opportunities from time to time, which may require additional debt or equity financing.
As of December 31, 2007, we failed to comply with a covenant, as defined in our accounts receivable securitization financing facility agreement, that requires us to have no more than a certain percentage of aged receivables as compared to total receivables.  In January 2008, we amended our securitization facility, effective December 31, 2007, to change the definition of the covenant, including an amendment to the definition of how the covenant is calculated and its maximum limit. At December 31, 2007, we were in compliance with the amended terms.
See Note 6 to the Consolidated Financial Statements in Part II, Item 8 of this report for a description of our financing facilities, including terms and covenants, amounts outstanding, amounts available and weighted average borrowings and interest rates during the year.
Off-Balance Sheet Arrangements
We have entered into off-balance sheet arrangements, which include guaranties and indemnifications, as defined by the SEC’s Final Rule 67, “Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.” The guaranties and indemnifications are discussed in Note 15 to the Consolidated Financial Statements in Part II, Item 8 of this report. We believe that none of our off-balance sheet arrangements have, or is reasonably likely to have, a material current or future effect on our financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations for Continuing Operations
At December 31, 2007, our contractual obligations for continuing operations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than 5
	Total	1 Year	Years	Years	Years
Long-Term Debt (a)	202,250	15,000	176,000	11,250	—
Operating lease obligations	62,499	13,260	19,125	14,043	16,071
Severance and restructuring obligations (b)	7,363	4,639	2,724	—	—
Other contractual obligations (c)	58,067	27,270	17,802	4,950	8,045

Total	$330,179	$60,169	$215,651	$30,243	$24,116

(a)	Includes our accounts receivable securitization facility that expires September 2009 and our term loan facility that is scheduled to be paid off in September 2011.

(b)	As a result of approved severance and restructuring plans, we expect future cash expenditures related to employee termination benefits and facilities based costs. See further discussion in Note 9 to the Consolidated Financial Statements in Part II, Item 8 of this report.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
(c) Includes:
I.	Estimated interest payments of $11.6 million in 2008 and 2009, respectively, based on the current debt balance of $202.3 million at December 31, 2007 under the asset backed securitization facility, revolving credit facility and term loan multiplied by the December 31, 2007 weighted average interest rate of 5.8% per annum.

II.	Amounts totaling $8.4 million over the next six years to the Valley of the Sun Bowl Foundation for sponsorship of the Insight Bowl and $8.8 million over the next eight years for advertising and marketing events with the Arizona Cardinals NFL team at the University of Phoenix stadium. See further discussion in Note 15 to the Consolidated Financial Statements in Part II, Item 8 of this report.

III.	Amounts totaling $14.4 million over the next two years for a third party to assist us in integrating our hardware, services and software distribution operations in U.S., Canada, EMEA and APAC on mySAP. See further discussion in Note 15 to the Consolidated Financial Statements in Part II, Item 8 of this report.

IV.	During the year ended December 31, 2005, we adopted FIN No. 47 which states that companies must recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the amount can be reasonably estimated. We estimate that we will owe $3.2 million in future years in connection with these obligations.
The table above excludes $13.5 million of liabilities under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” as we are unable to reasonably estimate the ultimate amount of timing of settlement. See further discussion in Note 11 to the Consolidated Financial Statements in Part II, Item 8 of this report.
Although we set purchase targets with our partners tied to the amount of supplier reimbursements we receive, we have no material contractual purchase obligations.
Acquisitions
Our strategy includes the possible acquisition of or investments in other businesses to expand or complement our operations. The magnitude, timing and nature of any future acquisitions or investments will depend on a number of factors, including the availability of suitable candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. Financing for future transactions would result in the utilization of cash, incurrence of additional debt, issuance of stock or some combination of the three.
As noted above, on January 24, 2008, we announced the signing of an agreement and plan of merger to acquire privately-held Calence for a purchase price of $125.0 million. Up to an additional $35.0 million in purchase price consideration may be due if certain performance targets are achieved over the next four years. To facilitate the acquisition of Calence, we have received a commitment from a financial institution to provide up to $275.0 million in new revolving credit to finance the acquisition and for general corporate purposes. It is contemplated that the new revolving facility will be funded through a syndicate of banks and will replace our current $75.0 million revolving credit facility and our $75.0 million term loan.
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

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Forward-Looking Statements
For the full year 2008, we expect organic net sales to grow faster than the market growth rate, which we expect to be approximately 5% on a world-wide basis, and 2008 fully diluted earnings per share are expected to range between $1.80 and $1.95, of which 50% – 55% is expected to be recorded in the first half of the year.
These expectations reflect the following assumptions:
•	An effective tax rate of 37% – 39% for the full year;

•	Completion of the $50 million stock repurchase program authorized by our Board of Directors in November 2007; and

•	Cash outlays for capital expenditures of approximately $30 million to $35 million.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Risk
We have interest rate exposure arising from our financing facilities, which have variable interest rates. These variable interest rates are affected by changes in short-term interest rates. We try to limit interest rate exposure by maintaining a low debt to equity ratio.
Although the credit agreement we entered into to finance in part the acquisition of Software Spectrum increased our exposure to market risk from changes in interest rates, we believe that the effect of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows will not be material. Our financing facilities expose net earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. We had $56.3 million outstanding under our term loan, no amounts outstanding under our revolving line of credit and $146.0 million outstanding under our accounts receivable securitization financing facility at December 31, 2007. The interest rates attributable to the term loan, the line of credit and the financing facility were 5.45%, 7.25% and 5.87%, respectively, per annum at December 31, 2007. A change in annual net earnings from continuing operations resulting from a hypothetical 10% increase or decrease in interest rates would approximate $1.0 million.
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
We monitor our foreign currency exposure and may from time to time enter into individual hedging transactions. We do not currently have a hedging program in place to minimize exposure across our portfolio of currency exposures. There were no hedging transactions during the quarter ended December 31, 2007, and there were no hedging instruments outstanding at December 31, 2007.

INSIGHT ENTERPRISES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Insight Enterprises, Inc.:
We have audited the accompanying consolidated balance sheets of Insight Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insight Enterprises, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in note 11 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, as of January 1, 2007. As discussed in note 12 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as of January 1, 2006. As discussed in note 1 to the consolidated financial statements, the Company adopted FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143, as of December 31, 2005.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Insight Enterprises, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Phoenix, Arizona
February 27, 2008

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Insight Enterprises, Inc.:
We have audited Insight Enterprises, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Insight Enterprises, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A (a), Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Insight Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Insight Enterprises, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 27, 2008, expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Phoenix, Arizona
February 27, 2008

INSIGHT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$56,718	$54,697
Accounts receivable, net	1,072,612	994,892
Inventories	98,863	97,751
Inventories not available for sale	21,450	31,112
Deferred income taxes	22,020	20,770
Other current assets	38,916	32,359

Total current assets	1,310,579	1,231,581

Property and equipment, net	158,467	145,778
Goodwill	306,742	296,781
Intangible assets, net	80,922	86,929
Deferred income taxes	392	927
Other assets	10,076	18,269

	$1,867,178	$1,780,265

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$685,578	$629,064
Accrued expenses and other current liabilities	113,891	118,704
Current portion of long-term debt	15,000	15,000
Deferred revenue	42,885	40,728
Line of credit	—	15,000

Total current liabilities	857,354	818,496

Long-term debt	187,250	224,250
Deferred income taxes	27,305	25,517
Other liabilities	20,075	21,652

	1,091,984	1,089,915

Commitments and contingencies (Notes 8, 9, 11, 15)

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 48,458 and 48,868 shares issued and outstanding in 2007 and 2006, respectively	485	489
Additional paid-in capital	386,139	363,308
Retained earnings	340,641	297,664
Accumulated other comprehensive income – foreign currency translation adjustments	47,929	28,889

Total stockholders’ equity	775,194	690,350

	$1,867,178	$1,780,265

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005

Net sales	$4,800,431	$3,593,256	$2,931,209
Costs of goods sold	4,139,343	3,122,599	2,566,100

Gross profit	661,088	470,657	365,109
Operating expenses:
Selling and administrative expenses	532,391	369,389	279,161
Severance and restructuring expenses	2,595	729	11,962
Reductions in liabilities assumed in a previous acquisition	—	—	(664)

Earnings from operations	126,102	100,539	74,650
Non-operating (income) expense:
Interest income	(2,078)	(4,355)	(3,394)
Interest expense	13,367	6,793	1,914
Net foreign currency exchange (gain) loss	(3,887)	(1,135)	72
Other expense, net	1,531	901	782

Earnings from continuing operations before income taxes	117,169	98,335	75,276
Income tax expense	45,158	34,601	29,591

Net earnings from continuing operations	72,011	63,734	45,685
Earnings from discontinued operations, net of taxes of $2,785, $8,451 and $5,642, respectively, including gains on sales in 2007 and 2006	5,784	13,084	8,975

Net earnings before cumulative effect of change in accounting principle	77,795	76,818	54,660
Cumulative effect of change in accounting principle, net of taxes of $330 in 2005	—	—	(649)

Net earnings	$77,795	$76,818	$54,011

Net earnings per share — Basic:
Net earnings from continuing operations	$1.47	$1.32	$0.94
Net earnings from discontinued operations	0.12	0.27	0.18
Cumulative effect of change in accounting principle	—	—	(0.01)

Net earnings per share	$1.59	$1.59	$1.11

Net earnings per share — Diluted:
Net earnings from continuing operations	$1.44	$1.31	$0.93
Net earnings from discontinued operations	0.12	0.27	0.18
Cumulative effect of change in accounting principle	—	—	(0.01)

Net earnings per share	$1.56	$1.58	$1.10

Shares used in per share calculations:
Basic	49,055	48,373	48,553

Diluted	49,760	48,564	49,057

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in thousands)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Income	Earnings	Equity
Balances at December 31, 2004	49,403	$494	—	$—	$338,326	$26,606	$200,091	$565,517
Issuance of common stock under employee stock plans	1,059	10	—	—	10,774	—	—	10,784
Stock-based compensation expense	—	—	—	—	858	—	—	858
Tax benefit from employee gains on stock-based compensation	—	—	—	—	1,161	—	—	1,161
Repurchase of treasury stock	—	—	(2,726)	(49,998)	—	—	—	(49,998)
Retirement of treasury stock	(2,726)	(27)	2,726	49,998	(16,715)	—	(33,256)	—
Comprehensive income:
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(12,420)	—	(12,420)
Net earnings	—	—	—	—	—	—	54,011	54,011

Total comprehensive income								41,591

Balances at December 31, 2005	47,736	477	—	—	334,404	14,186	220,846	569,913
Issuance of common stock under employee stock plans	1,132	12	—	—	14,822	—	—	14,834
Stock-based compensation expense	—	—	—	—	13,692	—	—	13,692
Tax benefit from employee gains on stock-based compensation	—	—	—	—	390	—	—	390
Comprehensive income:
Foreign currency translation adjustment, net of tax	—	—	—	—	—	14,703	—	14,703
Net earnings	—	—	—	—	—	—	76,818	76,818

Total comprehensive income								91,521

Balances at December 31, 2006	48,868	489	—	—	363,308	28,889	297,664	690,350
Issuance of common stock under employee stock plans	1,546	15	—	—	24,506	—	—	24,521
Stock-based compensation expense	—	—	—	—	11,540	—	—	11,540
Tax benefit from employee gains on stock-based compensation	—	—	—	—	1,948	—	—	1,948
Repurchase of treasury stock	—	—	(1,956)	(50,000)	—	—	—	(50,000)
Retirement of treasury stock	(1,956)	(19)	1,956	50,000	(15,163)	—	(34,818)	—
Comprehensive income:
Foreign currency translation adjustment, net of tax	—	—	—	—	—	19,040	—	19,040
Net earnings	—	—	—	—	—	—	77,795	77,795

Total comprehensive income								96,835

Balances at December 31, 2007	48,458	$485	—	$—	$386,139	$47,929	$340,641	$775,194

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net earnings from continuing operations	$72,011	$63,734	$45,685
Plus: net earnings from discontinued operations	5,784	13,084	8,975
Less: cumulative effect of change in accounting principle, net	—	—	(649)

Net earnings	77,795	76,818	54,011
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	34,533	25,372	14,622
Provision for losses on accounts receivable	2,646	3,033	5,542
Write-downs of inventories	6,900	8,442	7,625
Non-cash stock-based compensation	11,540	13,731	817
Gain on sale of discontinued operations	(8,287)	(14,872)	—
Excess tax benefit from employee gains on stock-based compensation	(486)	(1,085)	—
Deferred income taxes	1,072	2,744	4,509
Tax benefit from employee gains on stock-based compensation	—	—	2,638
Cumulative effect of change in accounting principle, net	—	—	649
Changes in assets and liabilities:
Increase in accounts receivable	(64,543)	(290,612)	(39,374)
(Increase) decrease in inventories	(4,278)	21,287	(27,583)
Decrease in other current assets	4,159	10,152	6,680
Increase in other assets	(454)	(8,370)	(1,802)
Increase (decrease) in accounts payable	53,596	226,196	(6,438)
Decrease in inventories financing facility	—	(4,281)	(13,256)
Increase in deferred revenue	1,502	2,514	8,478
(Decrease) increase in accrued expenses and other liabilities	(16,277)	11,533	(1,371)

Net cash provided by operating activities	99,418	82,602	15,747

Cash flows from investing activities:
Proceeds from sale of discontinued operations, net of direct expenses	28,631	46,250	—
Purchases of property and equipment	(35,761)	(34,242)	(35,027)
Acquisition of Software Spectrum, net of cash acquired	—	(321,167)	—
Cash receipt of underwriter receivable	—	—	26,540

Net cash used in investing activities	(7,130)	(309,159)	(8,487)

Cash flows from financing activities:
Borrowings on short-term financing facility	—	20,000	75,000
Repayments on short-term financing facility	—	(65,000)	(55,000)
Borrowings on long-term financing facility	682,000	291,000	—
Repayments on long-term financing facility	(704,000)	(123,000)	—
Borrowings on term loan	—	75,000	—
Repayments on term loan	(15,000)	(3,750)	—
Net (repayments) borrowings on line of credit	(15,000)	(6,309)	21,309
Proceeds from sales of common stock under employee stock plans	24,521	16,462	10,784
Excess tax benefit from employee gains on stock-based compensation	486	1,085	—
Repurchases of common stock	(50,000)	—	(49,998)
(Decrease) increase in book overdrafts	(23,216)	37,261	—

Net cash (used in) provided by financing activities	(100,209)	242,749	2,095

Cash flows from discontinued operations:
Net cash used in operating activities	—	(8,909)	(3,020)
Net cash provided by (used in) investing activities	—	11,710	(3,783)
Net cash used in financing activities	—	(2,696)	(155)

Net cash provided by (used in) discontinued operations	—	105	(6,958)

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Years Ended December 31,
	2007	2006	2005

Foreign currency exchange effect on cash flows	9,942	3,255	(5,695)

Increase (decrease) in cash and cash equivalents	2,021	19,552	(3,298)
Cash and cash equivalents at beginning of year	54,697	35,145	38,443

Cash and cash equivalents at end of year	$56,718	$54,697	$35,145

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$12,834	$5,814	$1,617

Cash paid during the year for income taxes	$39,622	$40,820	$20,600

Supplemental disclosure of non-cash financing and investing activities:
Leasehold improvements related to conditional asset retirement obligation	$—	$—	$1,310

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
We are a leading provider of brand-name information technology (“IT”) hardware, software and services to large enterprises, small- to medium-sized businesses (“SMB”) and public sector institutions in North America, Europe, the Middle East, Africa and Asia-Pacific. The Company is organized in the following three operating segments, which are primarily defined by their related geographies:

Operating Segment	Geography
North America	United States and Canada

EMEA	Europe, Middle East and Africa

APAC	Asia-Pacific
Currently, our offerings in North America and the United Kingdom include brand-name IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC currently only include software and select software-related services.
Acquisitions and Dispositions
On January 24, 2008, we announced the signing of an agreement and plan of merger to acquire privately-held Calence, LLC (“Calence”), one of the nation’s largest independent technology service providers specializing in Cisco networking solutions, unified communications and managed services. This acquisition is consistent with our vision and strategy to become a global value added reseller of technology solutions through continued investment in certain key technology categories, including networking and advanced communications. Under the terms of the merger agreement, we will acquire Calence for a purchase price of $125,000,000. Up to an additional $35,000,000 in purchase price consideration may be due if certain performance targets are achieved over the next four years. The purchase price is subject to customary working capital and hold-back adjustments. The acquisition has been approved by the boards of directors of both companies and is subject to customary closing conditions, including regulatory approval. We expect the acquisition to close early in second quarter of 2008.
On March 1, 2007, we completed the sale of PC Wholesale, a division of our North America operating segment. As a result of the disposition, PC Wholesale’s results of operations for all periods presented are classified as a discontinued operation. See further information in Note 19.
On September 7, 2006, we completed our acquisition of Software Spectrum, a global technology solutions provider with expertise in the selection, purchase and management of software. The cash purchase price of $287,000,000 plus working capital of $64,380,000, which included cash acquired of $30,285,000, was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired was recorded as goodwill. Software Spectrum’s results of operations have been included in our consolidated results of operations subsequent to the acquisition date.
On June 30, 2006, we completed the sale of 100% of the outstanding stock of Direct Alliance Corporation (“Direct Alliance”), a business process outsourcing provider in the U.S., for a cash purchase price of $46,250,000, subject to earn out and claw back provisions. Accordingly, Direct Alliance’s results of operations for all periods presented are classified as a discontinued operation. See further information in Note 19.
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
Inventories not available for sale relate to product sales transactions in which we are warehousing the product and will be deploying the product to clients’ designated locations subsequent to period-end. Additionally, we may perform services on a portion of the product prior to shipment to our clients and will be paid a fee for doing so. Although the product contracts are non-cancelable with customary credit terms beginning the date the inventories are segregated in our warehouse and invoiced to the client, and the warranty periods begin on the date of invoice, these transactions do not meet the sales recognition criteria under GAAP. Therefore, we have not recorded sales and the inventories are classified as “inventories not available for sale” on our consolidated balance sheet until the product is shipped. If clients remit payment before we ship product to them, we record the payments received as “deferred revenue” on our consolidated balance sheet until such time as the product is shipped.
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
Costs incurred to develop internal-use software during the application development stage are capitalized. External direct costs of materials and services consumed in developing or obtaining internal-use computer software and payroll and payroll-related costs for teammates who are directly associated with and who devote time to internal-use computer software projects, to the extent of the time spent directly on the project, are capitalized.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Reviews are regularly performed to determine whether facts and circumstances exist which indicate that the useful life is shorter than originally estimated or the carrying amount of assets may not be recoverable. When an indication exists that the carrying amount of long-lived assets may not be recoverable, we assess the recoverability of our assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the estimated fair value of those assets.
Goodwill
Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired. We perform an annual review in the fourth quarter of every year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of recorded goodwill is impaired. The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. See additional discussion of the impairment review process at Note 4.
Intangible Assets
We amortize intangible assets acquired in the acquisition of Software Spectrum using the straight-line method over the following estimated economic lives of the intangible assets:

Estimated Economic Life
Customer relationships	10 years
Acquired technology related assets	5 years
Non-compete agreements	1 year*
Trade name	7 months*

*	-	Fully amortized at December 31, 2007
Self Insurance
We are self-insured for medical insurance up to certain annual stop-loss limits and workers’ compensation claims up to certain deductible limits. We establish reserves for claims, both reported and incurred but not reported, using currently available information as well as our historical claims experience. As of December 31, 2007, we have $800,000 on deposit with our claims administrator which acts as security for our future payment obligations under our workers’ compensation program.
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
Sales Recognition
We adhere to guidelines and principles of sales recognition described in Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), issued by the staff of the Securities and Exchange Commission (the “SEC”). Under SAB 104, sales are recognized when title and risk of loss are passed to the client, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Using these tests, the vast majority of our hardware sales represent product sales recognized upon shipment. Usual sales terms are F.O.B. shipping point or equivalent, at which time title and risk of loss have passed to the client and delivery has occurred. We make provisions for estimated product returns that we expect to occur under our return policy based upon historical return rates. For those sales with F.O.B. destination terms, we do not recognize sales until products are delivered to the client.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
We also adhere to the guidelines and principles of software revenue recognition described in Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”). Revenue is recognized from software sales when clients acquire the right to use or copy software under license, but in no case prior to the commencement of the term of the initial software license agreement, provided that all other revenue recognition criteria have been met (i.e., evidence of the arrangement exists, the fee is fixed or determinable and collectibility of the fee is probable).
From time to time, in the sale of hardware, software and services, we may enter into contracts that contain multiple elements or non-standard terms and conditions. Sales of services currently represent a small percentage of our net sales, and a significant amount of services that are performed in conjunction with hardware and software sales are completed in our facilities prior to shipment of the product. In these circumstances, net sales for the hardware, software and services are recognized upon shipment. Net sales of services that are performed at client locations are often service-only contracts and are recorded as sales when the services are performed. If the service is performed at a client location in conjunction with a hardware, software or other services sale, we recognize net sales in accordance with SAB 104 and Emerging Issues Task Force (“EITF”) 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables.” Accordingly, we recognize sales for delivered items only when all of the following criteria are satisfied:
•	the delivered item(s) has value to the client on a stand-alone basis;

•	there is objective and reliable evidence of the fair value of the undelivered item(s); and

•	if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in our control.
We sell certain third-party service contracts and software assurance or subscription products for which we are not the primary obligor. These sales do not meet the criteria for gross sales recognition as defined in SAB 104 and EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”), and thus are recorded on a net sales recognition basis. As we enter into contracts with third-party service providers or vendors, we evaluate whether the subsequent sales of such services should be recorded as gross sales or net sales in accordance with the sales recognition criteria outlined in SAB 104 and EITF 99-19. We determine whether we act as a principal in the transaction and assume the risks and rewards of ownership or if we are simply acting as an agent or broker. Under gross sales recognition, the entire selling price is recorded in sales and our cost to the third-party service provider or vendor is recorded in costs of goods sold. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to sales, resulting in net sales equal to the gross profit on the transaction, and there are no costs of goods sold.
Partner Funding
We receive payments and credits from partners, including consideration pursuant to volume sales incentive programs, volume purchase incentive programs and shared marketing expense programs. Partner funding received pursuant to volume sales incentive programs is recognized as a reduction to costs of goods sold. Partner funding received pursuant to volume purchase incentive programs is allocated to inventories based on the applicable incentives from each partner and is recorded in cost of goods sold as the inventory is sold. Partner funding received pursuant to shared marketing expense programs is recorded as a reduction of the related selling and administrative expenses in the period the program takes place only if the consideration represents a reimbursement of specific, incremental, identifiable costs. Consideration that exceeds the specific, incremental, identifiable costs is classified as a reduction of costs of goods sold. The amount of partner funding recorded as a reduction of selling and administrative expenses totaled $25,135,000, $20,138,000 and $9,630,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The increase from 2005 to 2006 is primarily due to the acquisition of Software Spectrum.
Advertising Costs
Advertising costs are expensed as they are incurred. Advertising expense of $26,661,000, $23,950,000 and $18,839,000 was recorded for the years ended December 31, 2007, 2006 and 2005, respectively. These amounts were partially offset by partner funding received pursuant to shared marketing expense programs recorded as a reduction of selling and administrative expenses, as discussed above.
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
Conditional Asset Retirement Obligations
FASB Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN No. 47”) requires that companies recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the amount can be reasonably estimated. Some of our facility leases stipulate that any leasehold improvements performed by us with landlord approval become the landlord’s property upon expiration of the lease.  However, some of our landlords further reserve the right to make the determination as to whether the premises must be returned to their original condition, normal wear and tear excepted, at our expense.  Because of these provisions, we are required to record a liability for the estimated fair value of this legal obligation to return the premises to the original condition with the offset recorded as an increase to the cost of the leasehold improvements. Upon adoption of FIN No. 47, during the fourth quarter of 2005, we recorded leasehold improvements of $1,310,000 and long term liabilities of $2,289,000. Had the obligation been recorded at January 1, 2005, the balance would have been $1,625,000. Additionally, we recorded a non-cash cumulative effect of a change in accounting principle of $979,000 ($649,000, net of tax), representing cumulative amortization of the leasehold improvements and accretion of the long term liability since the lease inception dates. The effect on net earnings would have been immaterial and there would have been no effect on earnings per share if this interpretation had been applied during the year ended December 31, 2005.
Net Earnings From Continuing Operations Per Share (“EPS”)
Basic EPS is computed by dividing net earnings from continuing operations available to common stockholders by the weighted-average number of common shares outstanding during each year. Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, restricted stock awards and restricted stock units. A reconciliation of the denominators of the basic and diluted EPS calculations follows (in thousands, except per share data):

	Years Ended December 31,
	2007	2006	2005
Numerator:
Net earnings from continuing operations	$72,011	$63,734	$45,685

Denominator:
Weighted-average shares used to compute basic EPS	49,055	48,373	48,553
Potential dilutive common shares due to dilutive stock options and restricted stock awards and units	705	191	504

Weighted-average shares used to compute diluted EPS	49,760	48,564	49,057

Net earnings from continuing operations per share:
Basic	$1.47	$1.32	$0.94

Diluted	$1.44	$1.31	$0.93

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following weighted-average outstanding stock options during the years ended December 31, 2007, 2006 and 2005 were not included in the diluted EPS calculations because the exercise prices of these options were greater than the average market price of our common stock during the respective periods (in thousands):

	Years Ended December 31,
	2007	2006	2005
Weighted-average outstanding stock options having no dilutive effect	615	3,293	3,938

Reclassifications
Current deferred income tax assets, long-term deferred income tax assets and long-term deferred income tax liabilities as previously reported of December 31, 2006 were increased by $5,200,000, $900,000 and $6,100,000, respectively. Such reclassification of deferred tax assets has no effect on previously reported income tax expense amounts.
We separately presented “buildings held for lease” on the consolidated balance sheet at December 31, 2006. We have reported these assets within property and equipment in the accompanying balance sheets as of December 31, 2007 and 2006. See additional discussion in Notes 3 and 19.
We reclassified $17,697,000 of accruals for value-added taxes in EMEA at December 31, 2006 to accounts payable in the accompanying balance sheet as of December 31, 2006 to conform to the presentation at December 31, 2007.
As discussed in Note 19, we have reported the results of operations of PC Wholesale, which we sold on March 1, 2007, as a discontinued operation in the consolidated statements of earnings for all periods presented. As a result, the statements of earnings for the years ended December 31, 2006 and 2005 have been reclassified.
Recently Issued Accounting Standards
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which provides guidance for determining fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the information used to measure fair value, and (3) the effect that fair-value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP. On January 1, 2008, we will adopt SFAS No. 157, except as it applies to those nonfinancial assets and nonfinancial liabilities noted in FSP FAS 157-2. We do not expect that the partial adoption of SFAS No. 157 in 2008 nor the full adoption in 2009 will have a material effect on our consolidated financial statements and disclosures.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which becomes effective for fiscal periods beginning after November 15, 2007. Under SFAS No. 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. This election, called the “fair value option,” will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. We do not expect that the adoption of SFAS No. 159 will have a material effect on our consolidated financial statements and disclosures.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. SFAS No. 141R is effective as of the beginning of the fiscal year that begins after December 15, 2008, and early adoption is not permitted. We will adopt SFAS No. 141R for all business combinations consummated after January 1, 2009.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(2) Fair Value of Financial Instruments
The carrying amounts for cash and cash equivalents are assumed to be the fair value because of the liquidity of these instruments. The carrying amounts for accounts receivable, accounts payable, accrued expenses and other current liabilities approximate fair value because of the short maturity of these instruments. The carrying value of our variable rate long-term debt approximates fair value because these borrowings have variable interest rate terms that approximate market interest rates for similar debt instruments.
(3) Property and Equipment
Property and equipment consist of the following (in thousands):

	December 31,
	2007	2006
Land	$7,722	$7,589
Leasehold improvements	17,289	13,605
Furniture and fixtures	29,258	25,312
Equipment	41,483	36,586
Buildings	49,204	68,038
Buildings held for lease (see Note 19)	21,065	21,065
Software	100,023	65,172

	266,044	237,367
Accumulated depreciation and amortization	(107,577)	(91,589)

Property and equipment, net	$158,467	$145,778

Depreciation and amortization expense, including amounts recorded in discontinued operations, was $24,053,000, $21,561,000 and $18,204,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
Change in Accounting Estimate
In 2006, we accelerated the depreciation of certain software assets due to our decision to implement a new IT system. We determined that portions of the old IT system would no longer be used after March 31, 2007, which shortened its estimated useful life and increased the depreciation for the year ended December 31, 2006 by approximately $2,880,000.
(4) Goodwill
The changes in the carrying amount of goodwill for the year ended December 31, 2007 are as follows (in thousands):

	North America	EMEA	APAC	Consolidated

Balance at December 31, 2006	$217,469	$62,714	$16,598	$296,781
Adjustments	2,440	6,011	1,510	9,961

Balance at December 31, 2007	$219,909	$68,725	$18,108	$306,742

We perform an annual review in the fourth quarter of every year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired. Events or circumstances that could trigger an impairment review include a significant adverse change in legal factors or in the business climate, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, significant declines in our stock price for a sustained period or significant underperformance relative to expected historical or projected future results of operations. The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value.  In testing for a potential impairment of goodwill, we first compare the estimated fair value of the reporting unit to its book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then we are required to compare the carrying amount of the goodwill with its implied fair value. The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets, such as trademarks. If the carrying amount of our goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess. The results of the 2007, 2006 and 2005 annual assessments indicated that goodwill was not impaired. The adjustments to goodwill primarily consist of foreign currency translation adjustments.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(5) Intangible Assets
Intangible assets acquired in the acquisition of Software Spectrum consist of the following (in thousands):

	December 31,
	2007	2006
Customer relationships	$91,484	$87,115
Acquired technology related assets	1,700	1,700
Non-compete agreements	—	202
Trade name	—	1,718

	93,184	90,735
Accumulated amortization	(12,262)	(3,806)

Intangible assets, net	$80,922	$86,929

Amortization expense recognized for the years ended December 31, 2007 and 2006 was $9,749,000 and $3,811,000, respectively. The non-compete agreements and trade name were fully amortized in September 2007 and April 2007, respectively. Future amortization expense is estimated as follows (in thousands):

Years Ending December 31,	Amortization Expense
2008	$9,488
2009	9,488
2010	9,488
2011	9,403
2012	9,148
Thereafter	33,907

Total amortization expense	$80,922

(6) Debt
Our long-term debt consists of the following (in thousands):

	December 31,
	2007	2006
Term loan	$56,250	$71,250
Accounts receivable securitization financing facility	146,000	168,000

Total	202,250	239,250
Less: current portion of term loan	(15,000)	(15,000)

Long-term debt	$187,250	$224,250

In September 2006, we entered into a credit agreement with various financial institutions that provides credit facilities of up to $150,000,000 to finance, in part, the acquisition of Software Spectrum and for general corporate purposes. The credit facilities are composed of a five-year revolving credit facility in the amount of $75,000,000 and a five-year term loan facility in the amount of $75,000,000. Additionally, we amended our accounts receivable securitization financing facility to increase the maximum funding available under the facility to $225,000,000 and extend its maturity through September 7, 2009. Deferred financing fees of $1,552,000 were capitalized in conjunction with entering into the credit facilities. Such fees are being amortized to interest expense over the five-year term of the term loan facility.
The five-year term loan facility is payable in quarterly installments through September 2011. Amounts outstanding under the term loan bear interest at a floating rate equal to the London Interbank Offered Rate (“LIBOR”) plus a spread of 0.625% to 1.375% (5.45% at December 31, 2007).

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
At December 31, 2007 and 2006, $0 and $15,000,000, respectively, was outstanding under our $75,000,000 revolving line of credit. Amounts outstanding under the revolving line of credit bear interest, at our option, at the prime rate or a floating rate equal to a LIBOR based rate plus a rate advance fee of 0.625% to 1.375% depending on the level of our leverage ratio (7.25% and 5.45%) per annum, respectively, at December 31, 2007. In addition, we pay a commitment fee of 0.15% on the unused portion of the line. Because we generally use this line for short-term borrowing needs, our borrowings are generally at the prime rate and amounts outstanding are recorded as current liabilities. The credit facility expires on September 7, 2011. At December 31, 2007, $75,000,000 was available under the line of credit. The revolving line of credit also has a feature which allows us to increase the availability on the line of credit by $37,500,000, upon request.  We do not pay any fees on the increased availability under the line until we activate the additional credit.
We have an agreement to sell receivables periodically to a special purpose accounts receivable and financing entity (the “SPE”), which is exclusively engaged in purchasing receivables from us. The SPE is a wholly-owned, bankruptcy-remote entity that we have included in our consolidated financial statements. The SPE funds its purchases by selling undivided interests in up to $225,000,000 of eligible trade accounts receivable to a multi-seller conduit administered by an independent financial institution. The sales to the conduit do not qualify for sale treatment under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” as we maintain effective control over the receivables that are sold. Accordingly, the receivables remain recorded on our consolidated balance sheets. At December 31, 2007 and 2006, the SPE owned $396,126,000 and $397,123,000, respectively, of receivables recorded at fair value and included in our consolidated balance sheets, of which $198,599,000 and $215,307,000, respectively, was eligible for funding. The financing facility expires September 7, 2009. Interest is payable monthly, and the interest rate at December 31, 2007 on borrowed funds was 5.87% per annum, including the 0.55% commitment fee on the total $225,000,000 facility. We also pay a 0.225% usage fee on the unused balance. During the years ended December 31, 2007 and 2006, our weighted average interest rate per annum and weighted average borrowings under the facility were 6.3% and $123,097,000 and 5.7% and $63,948,000, respectively. At December 31, 2007, $52,599,000 was available under the facility.
Our financing facilities contain various covenants customary for transactions of this type, including the requirement that we comply with maximum leverage and minimum fixed charge ratio requirements and meet monthly, quarterly and annual reporting requirements. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified period of time.
As of December 31, 2007, we failed to comply with a covenant, as defined in our accounts receivable securitization financing facility agreement, that requires us to have no more than a certain percentage of aged receivables as compared to total receivables.  In January 2008, we amended our securitization facility, effective December 31, 2007, to change the definition of the covenant, including an amendment to the definition of how the covenant is calculated and its maximum limit. At December 31, 2007, we were in compliance with the amended terms.
(7) Share Repurchase Program
On December 5, 2005, our Board of Directors authorized the repurchase of up to $50,000,000 of our common stock. During the year ended December 31, 2007, we purchased 1,955,646 shares on the open market at an average price of $25.57 per share, which represented the full amount authorized under the repurchase program. All shares repurchased have been retired.
On November 13, 2007, our Board of Directors authorized the repurchase of up to an additional $50,000,000 of our common stock. There were no repurchases under this new program as of December 31, 2007.
(8) Leases
We have several non-cancelable operating leases with third parties, primarily for administrative and distribution center space and computer equipment. Our facilities leases generally provide for periodic rent increases and many contain escalation clauses and renewal options. We recognize rent expense on a straight-line basis over the lease term. Rental expense for these third-party operating leases was $13,343,000, $9,491,000 and $7,267,000 for the years ended December 31, 2007, 2006 and 2005, respectively, and is included in selling and administrative expenses in our consolidated statements of earnings.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2007 are as follows (in thousands):

Years Ending December 31,
2008	$13,260
2009	10,362
2010	8,763
2011	8,060
2012	5,983
Thereafter	16,071

Total minimum lease payments	$62,499

(9) Severance, Restructuring and Acquisition Integration Activities
Severance Costs Expensed in 2007
During the year ended December 31, 2007, North America, EMEA and APAC recorded severance expense of $2,960,000, $177,000 and $64,000, respectively, primarily associated with the retirement of our chief financial officer. In connection with our chief financial officer’s retirement, we agreed to provide him with payments and benefits consistent with those required for termination without cause under his existing employment agreement, including a lump sum severance payment equal to two times his base salary plus two times his 2006 bonus. The total severance amount related to this retirement of $2,842,000 also includes non-cash stock-based compensation expense for a 90-day extension of the post termination exercise period for stock options. Of the severance amounts expensed in 2007, EMEA paid $177,000 during 2007. All other amounts are expected to be paid during 2008.
Acquisition-Related Costs Capitalized in 2006 as a Cost of Acquisition of Software Spectrum
We recorded $9,738,000 of employee termination benefits and $1,676,000 of facility based costs in connection with the integration of Software Spectrum. These costs were accounted for under EITF Issue No. 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations,” and were based on the integration plans that were committed to by management. Accordingly, these costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Software Spectrum.
The employee termination benefits relate to severance payments for Software Spectrum teammates in North America and EMEA who have been or will be terminated in connection with integration plans. The facilities based costs relate to future lease payments or lease termination costs associated with vacating Software Spectrum facilities in EMEA.
The following table details the changes in these liabilities during the year ended December 31, 2007 (in thousands):

	North America	EMEA	Consolidated
Balance at December 31, 2006	$997	$9,528	$10,525
Foreign currency translation adjustments	—	640	640
Cash payments	(454)	(5,773)	(6,227)

Balance at December 31, 2007	$543	$4,395	$4,938

In the accompanying consolidated balance sheet at December 31, 2007, $2,214,000 is expected to be paid in 2008 and is therefore included in accrued expenses and other current liabilities, and $2,724,000 is expected to be paid after 2008 and is therefore included in other liabilities (long-term).
Severance Costs Expensed in 2006
During the year ended December 31, 2006, North America and EMEA recorded severance expense of $508,000 and $221,000, respectively, associated with the elimination of Insight positions as part of our Software Spectrum integration plan and expense reduction plans. These amounts had all been paid as of December 31, 2006.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Restructuring Costs Expensed in 2005
During the year ended December 31, 2005, Insight UK moved into a new facility and recorded restructuring costs of $7,458,000, of which $6,447,000 represented the present value of the remaining lease obligations on the previously vacated office property and $1,011,000 represented duplicate rent expense for the new facility for the last half of 2005.
The following table details the changes in this liability during the year ended December 31, 2007 (in thousands):

EMEA
Balance at December 31, 2006	$6,468
Adjustments	(290)
Cash payments	(3,753)

Balance at December 31, 2007	$2,425

The adjustments include $196,000 to reflect the accretion of interest for the present value of the remaining lease obligations and $120,000 for fluctuations in the British pound sterling exchange rate offset by $606,000 recorded as a reduction in remaining lease obligations following a successful renegotiation of a portion of the lease during 2007. In the accompanying consolidated balance sheet at December 31, 2007, the remaining accrual of $2,425,000 is expected to be paid in 2008 and is therefore included in accrued expenses and other current liabilities.
(10) Reductions in Liabilities Assumed in a Previous Acquisition
During the year ended December 31, 2005, Insight UK settled certain liabilities assumed in a previous acquisition for $664,000 less than the amounts originally recorded. The tax expense recorded during the year ended December 31, 2005 related to this income was $358,000.
(11) Income Taxes
The following table presents the U.S. and foreign components of earnings from continuing operations before income taxes and the related provision for income tax expense (in thousands):
Earnings from continuing operations before income taxes:

	Years Ended December 31,
	2007	2006	2005

U.S.	$65,752	$68,354	$55,673
Foreign	51,417	29,981	19,603

	$117,169	$98,335	$75,276

Provision for income tax expense from continuing operations:

	Years Ended December 31,
	2007	2006	2005

Current:
U.S. Federal	$22,956	$22,701	$17,819
U.S. State and local	2,170	975	1,255
Foreign	17,091	7,809	8,131

	42,217	31,485	27,205

Deferred:
U.S. Federal	2,582	(284)	3,156
U.S. State and local	747	797	583
Foreign	(388)	2,603	(1,353)

	2,941	3,116	2,386

	$45,158	$34,601	$29,591

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Income tax expense relating to discontinued operations is as follows:

	Years Ended December 31,
	2007	2006	2005

U.S.	$2,785	$8,451	$5,642
Foreign	—	—	—

	$2,785	$8,451	$5,642

The following schedule reconciles the differences between the U.S. federal income taxes at the U.S. statutory rate to our provision for income tax expense (dollars in thousands):

	Years Ended December 31,
	2007	2006	2005

Expected expense at U.S. Statutory rate of 35%	$41,009	$34,417	$26,347
Change resulting from:
State income taxes, net of federal income tax benefit	2,729	2,633	1,835
Audits and adjustments, net	347	(2,519)	1,411
Change in valuation allowance	313	(134)	173
Foreign income taxed at different rates	(459)	(996)	(222)
Other, net	1,219	1,200	47

Provision for income tax expense	$45,158	$34,601	$29,591

Effective tax rate	38.5%	35.2%	39.3%
For foreign entities not treated as branches for U.S. tax purposes, we do not provide for U.S. income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. The undistributed earnings of foreign subsidiaries that are deemed to be permanently invested outside of the U.S. were $10,609,000 at December 31, 2007. It is not practicable to determine the unrecognized deferred tax liability on those earnings.
The significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$18,179	$16,967
Miscellaneous accruals	10,506	10,968
Stock compensation	8,339	7,433
Allowance for doubtful accounts and returns	5,609	5,405
Foreign tax credit carryforwards	5,081	4,494
Other, net	3,461	3,220
Accrued vacation and other payroll liabilities	3,297	1,634
Write-downs of inventories	2,154	2,640
Depreciation allowance carryforwards	1,760	317
Depreciation and amortization	209	169
Intangible assets	—	350

Gross deferred tax assets	58,595	53,597
Valuation allowance	(19,975)	(19,830)

Total deferred tax assets	38,620	33,767

Deferred tax liabilities:
Depreciation and amortization	(42,998)	(37,153)
Prepaid expenses	(515)	(434)

Total deferred tax liabilities	(43,513)	(37,587)

Net deferred tax liability	$(4,893)	$(3,820)

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The net current and non-current portions of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2007	2006

Net current deferred tax asset	$22,020	$20,770
Net non-current deferred tax liability	(26,913)	(24,590)

Net deferred tax liability	$(4,893)	$(3,820)

As of December 31, 2007, we have U.S. state net operating loss carryforwards (“NOLs”) of $509,000 that begin to expire in 2008 and will fully expire in 2027.  We also have NOLs from various non-U.S. jurisdictions of $58,678,000. While the majority of the non-U.S. NOLs have no expiration date, $512,000 will begin to expire in 2016 and will fully expire in 2017. In addition, we have a foreign tax credit carryforward of $5,081,000 that begins to expire in 2015 and will fully expire in 2017.
On the basis of currently available information, we have provided valuation allowances for certain of our deferred tax assets where we believe it is likely that the related tax benefits will not be realized. At December 31, 2007, our valuation allowances totaled $19,975,000, representing all of our U.S. state NOLs, a portion of our non-U.S. NOLs, depreciation allowances, and a U.S. deferred tax asset related to Software Spectrum foreign branches. In the future, if we determine that additional realization of these deferred tax assets is more likely than not, the reversal of the related valuation allowance will reduce income tax expense by $11,103,000 and will reduce goodwill related to the Software Spectrum acquisition by $8,872,000. However, upon the January 1, 2009 adoption of SFAS No. 141R, changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense including those associated with acquisitions that closed prior to the effective date of SFAS No. 141R. At December 31, 2006, our valuation allowances totaled $19,830,000, representing all of our U.S. state NOLs, a portion of our non-U.S. NOLs, depreciation allowances, and a U.S. deferred tax asset related to Software Spectrum foreign branches.
We believe it is more likely than not that forecasted income, including income that may be generated as a result of prudent and feasible tax planning strategies, together with the tax effects of deferred tax liabilities, will be sufficient to fully recover our remaining deferred tax assets. In the future, if we determine that realization of the remaining deferred tax asset is not more likely than not, we will need to increase our valuation allowance and record additional income tax expense.
The following table summarizes the change in the valuation allowance (in thousands):

	December 31,
	2007	2006
Valuation allowance at beginning of year	$19,830	$8,251
Increases in income tax expense	251	222
Valuation allowances of Software Spectrum	(1,623)	9,941
Foreign currency translation adjustments	1,517	1,416

Valuation allowance at end of year	$19,975	$19,830

Tax benefits of $1,948,000, $390,000 and $1,161,000 in the years ended December 31, 2007, 2006 and 2005, respectively, related to the exercise of employee stock options and other employee stock programs were applied to stockholders’ equity.
Various taxing jurisdictions are examining our tax returns for various tax years. Although the outcome of tax audits cannot be predicted with certainty, management believes the ultimate resolution of these examinations will not result in a material adverse effect to our financial position or results of operations.
FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), requires that companies recognize the effect of a tax position in their consolidated financial statements if there is a greater likelihood than not of the position being sustained upon audit based on the technical merits of the position.  We adopted the provisions of FIN 48 effective January 1, 2007.  The adoption of FIN 48 resulted in no cumulative effect adjustment to our retained earnings.  However, in order to conform to the balance sheet presentation requirements of FIN 48, we classified certain unrecognized tax benefits on our balance sheet from current assets to non-current assets.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of January 1, 2007 (the date we adopted FIN 48) and December 31, 2007, we had approximately $10,300,000 and $13,500,000, respectively, of unrecognized tax benefits.  Of these amounts, approximately $1,500,000 and $2,600,000, respectively, relate to accrued interest. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$10,300
Additions for tax positions in prior periods	300
Additions for tax positions in current period	200
Additions due to foreign currency translation	1,600
Additions due to interest	1,100

Balance at December 31, 2007	$13,500

Our policy to classify interest and penalties relating to uncertain tax positions as a component of income tax expense in our consolidated statements of earnings did not change as a result of implementing the provisions of FIN 48.
As of December 31, 2007, if recognized, $2,200,000 of the liability associated with uncertain tax positions would affect our effective tax rate.  The remaining $11,300,000 balance arose from business combinations that, if recognized, ultimately would be recorded as an adjustment to goodwill or a receivable with no effect on our effective tax rate. However, upon adoption of SFAS No. 141R on January 1, 2009, any reversal of a valuation allowance established in purchase accounting will be a benefit to earnings. We do not believe there will be any changes over the next twelve months that would have a material effect on our effective tax rate.
Various subsidiaries, including all U.S. companies, are currently under audit for various tax years between 2002 and 2005.  It is reasonably possible that the examination phase of some of these audits may conclude in the next twelve months, and the related unrecognized tax benefits for certain tax positions will significantly decrease.  However, based on the status of the examinations, an estimate of the range of reasonably possible outcomes cannot be made at this time.
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
(12) Stock Based Compensation
On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”), which requires stock-based compensation to be measured based on the fair value of the award on the date of grant and the corresponding expense to be recognized over the period during which an employee is required to provide service in exchange for the award. In March 2005, the SEC issued SAB No. 107 “Share Based Payment” (“SAB No. 107”), relating to SFAS No. 123R. We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123R.
We adopted SFAS No. 123R using the modified prospective transition method. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date on which we adopted SFAS No. 123R, and compensation expense must be recognized for any unvested stock option awards outstanding based upon the fair value used in determining our pro forma disclosures under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). We have not restated prior periods for the adoption of SFAS No. 123R. We have recorded stock-based compensation expense in prior periods related to the amortization of the fair value of restricted stock awards over their respective vesting period. Stock-based compensation expense is classified in the same line item of the consolidated statements of earnings as other payroll-related expenses for the specific employee.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Reported and pro forma net earnings and earnings per share for the year ended December 31, 2005 were as follows (in thousands, except per share data):

Year Ended
December 31, 2005
Net earnings, as reported	$54,011
Deduct: Stock-based compensation expense determined under fair value method for all awards, net of tax	(9,261)
Add: Stock-based compensation expense included in net earnings, net of tax	517

Pro forma net earnings	$45,267

Basic earnings per share:
As reported	$1.11

Pro forma	$0.93

Diluted earnings per share:
As reported	$1.10

Pro forma	$0.92

We recorded the following pre-tax amounts for stock-based compensation, by operating segment, in our consolidated financial statements (in thousands):

	Years Ended December 31,
	2007	2006	2005

North America*	$9,818	$11,559	$778

EMEA*	$2,099	$1,143	$19

APAC*	$125	$12	$—

Total Continuing Operations	$12,042	$12,714	$797

Discontinued Operations	$—	$978	$61

*	-	Recorded in selling and administrative expenses.
Company Plans
On October 1, 2007 Insight’s Board of Directors approved the 2007 Omnibus Plan (the “2007 Plan”), and the 2007 Plan became effective when it was approved by Insight’s stockholders at the annual meeting on November 12, 2007. The 2007 Plan is administered by the Compensation Committee of Insight’s Board of Directors, and except as provided below, the Compensation Committee has the exclusive authority to administer the 2007 Plan, including the power to determine eligibility, the types of awards to be granted, the price and the timing of awards. Under the 2007 Plan, the Compensation Committee may delegate some of its authority to our Chief Executive Officer to grant awards to individuals other than individuals who are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Teammates, officers and members of the Board of Directors are eligible for awards under the 2007 Plan, and consultants and independent contractors are also eligible if they provide bona fide services to Insight that are not related to capital raising or promoting or maintaining a market for Insight’s stock. The 2007 Plan allows for awards of options, stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs), performance awards as well as grants of cash awards. A total of 4,250,000 shares of stock are reserved for awards issued under the 2007 Plan. As of December 31, 2007, 4,032,500 shares of stock were available for grant under the 2007 Plan.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In October 1997, the stockholders approved the establishment of the 1998 Long-Term Incentive Plan (the “1998 LTIP”) for our officers, teammates, directors, consultants and independent contractors. The 1998 LTIP authorized grants of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted common stock and performance-based awards. In 2000, the stockholders approved an amendment to the 1998 LTIP increasing the number of shares eligible for awards to 6,000,000 and allowing our Board of Directors to reserve (which they have done) additional shares such that the number of shares of common stock available for grant under the 1998 LTIP and any of our other option plans, plus the number of options to acquire shares of common stock granted but not yet exercised, or in the case of restricted stock, granted but not yet vested, under the 1998 LTIP and any of our other option plans, shall not exceed 20% of the outstanding shares of our common stock at the time of calculation of the additional shares. Upon stockholder approval of the 2007 Plan in November 2007, as discussed above, there will be no more grants under the 1998 LTIP.
In September 1998, we established the 1998 Employee Restricted Stock Plan (the “1998 Employee RSP”) for our teammates. The total number of restricted common stock shares available for grant under the 1998 Employee RSP was 562,500. There were no grants of restricted common stock under this plan during the years ended December 31, 2007, 2006 and 2005. Upon stockholder approval of the 2007 Plan in November 2007, as discussed above, there will be no more grants under the 1998 Employee RSP.
In December 1998, we established the 1998 Officer Restricted Stock Plan (the “1998 Officer RSP”) for our officers. The total number of restricted common stock shares available for grant under the 1998 Officer RSP was 56,250. There were no grants of restricted common stock under this plan during the years ended December 31, 2007, 2006 and 2005. Upon stockholder approval of the 2007 Plan in November 2007, as discussed above, there will be no more grants under the 1998 Officer RSP.
In September 1999, we established the 1999 Broad Based Employee Stock Option Plan (the “1999 Broad Based Plan”) for our teammates. The total number of stock options initially available for grant under the 1999 Broad Based Plan was 1,500,000; provided, however, that no more than 20% of the shares of stock available under the 1999 Broad Based Plan may be awarded to the officers of the Company. Upon stockholder approval of the 2007 Plan in November 2007, as discussed above, there will be no more grants under the 1999 Broad Based Plan.
Accounting for Stock Options Before SFAS No. 123R Implementation
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
The assumptions used in the Black-Scholes option pricing model to value options granted during the year ended December 31, 2005 were:

				Expected Lives
	Dividend Yield	Expected Volatility	Risk-Free Interest Rate	(in years)
Quarters Ended:
March 31, 2005	0%	71%	4.0%	2.8
June 30, 2005	0%	69%	3.7%	2.7
September 30, 2005	0%	52%	4.1%	2.7
December 31, 2005	0%	43%	4.3%	2.7
For the periods prior to January 1, 2006, we accounted for forfeitures as they occurred.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Accounting for Stock Options After SFAS No. 123R Implementation
We had one grant of stock options during the year ended December 31, 2007 and utilized the following assumptions:

				Expected Life
	Dividend Yield	Expected Volatility	Risk-Free Interest Rate	(in years)
Quarter Ended:
December 31, 2007	0%	36%	3.4%	3.5
Consistent with SFAS No. 123R and SAB No. 107, we considered the historical volatility of our stock price in determining our expected volatility. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the stock options. The expected life of stock options represents the weighted-average period the stock options are expected to remain outstanding calculated using the simplified method as prescribed in SAB No. 107.
For the years ended December 31, 2007 and 2006, we recorded in continuing operations stock-based compensation expense related to stock options, net of forfeitures, of $3,435,000 and $8,145,000, respectively. As of December 31, 2007, total compensation cost related to nonvested stock options not yet recognized is $1,701,000, which is expected to be recognized over the next 0.83 years on a weighted-average basis.
Included in the amount for the year ended December 31, 2007 is $366,000 of cash payments made in May through August 2007 to teammates whose stock options expired during the period that registration statements for our stock plans were suspended as a result of the delay in the filing of our Annual Report on Form 10-K for the year ended December 31, 2006 and $136,000 of cash payments to be made to teammates pursuant to a formal Tender Offer (the “Tender Offer”) which allowed teammates to avoid adverse tax consequences under IRC Section 409A by amending certain options that had been retroactively priced. A total of 63 teammates participated in the Tender Offer. Pursuant to the Tender Offer, the exercise price per share in effect for each tendered option was amended to the fair market value per share of our common stock on the measurement date determined for that option for financial accounting purposes. Each participant who had an option with an exercise price that was amended also became entitled to receive in early 2008 a special cash payment with respect to that option to compensate them for the spread lost in the amendment. The amount of the cash payment for each eligible option was calculated by multiplying (i) the amount by which the new exercise price of the option was higher than the exercise price per share previously in effect for that option, times (ii) the number of shares of our common stock that the holder could buy under that option.
During 2007, we also recognized non-cash stock-based compensation expense for a 90-day extension of the post termination exercise period for stock options related to the retirement of our former chief financial officer. The modification expense of $186,000 was recorded in severance and restructuring expenses.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes our stock option activity during the year ended December 31, 2007:

				Weighted
				Average
			Aggregate	Remaining
	Number	Weighted Average	Intrinsic Value	Contractual
	Outstanding	Exercise Price	(in-the-money options)	Life (in years)
Outstanding at the beginning of year	5,283,463	$19.41
Granted	200,000	17.77
Exercised	(1,325,174)	18.50	$6,494,738

Expired	(211,280)	20.84
Forfeited	(325,879)	22.24

Outstanding at the end of year	3,621,130	19.33	$2,035,603

Exercisable at the end of year	2,978,392	19.48	$1,921,292	1.89

Vested and expected to vest	3,570,081	19.35	$2,017,353	1.98

Weighted average grant date fair value for options granted during 2007	5.53

Weighted average grant date fair value for options granted during 2006	—

Weighted average grant date fair value for options granted during 2005	8.62

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $18.24 as of December 31, 2007, which would have been received by the option holders had all option holders exercised options and sold the underlying shares on that date. The aggregate intrinsic value for options exercised during 2006 and 2005 was $4,187,616 and $7,446,400, respectively.
The following table summarizes the status of outstanding stock options as of December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number of	Remaining	Exercise	Number of	Exercise
Exercise	Options	Contractual	Price Per	Options	Price Per
Prices	Outstanding	Life (in years)	Share	Exercisable	Share
$6.95 – 17.77	769,030	2.78	$15.61	555,310	$14.80
17.79 – 18.93	764,382	2.24	$18.53	499,165	$18.52
19.00 – 19.90	935,638	1.85	$19.74	865,170	$19.74
19.92 – 21.25	735,291	1.42	$20.92	641,958	$21.00
21.30 – 41.00	416,789	2.15	$23.95	416,789	$23.95

	3,621,130	2.08	$19.33	2,978,392	$19.48

Accounting for Restricted Stock
We have issued shares of restricted common stock and RSUs as incentives to certain officers and teammates. We recognize compensation expense associated with the issuance of such shares and RSUs on a straight-line basis over the vesting period for each respective share and RSU. The total compensation expense associated with restricted stock represents the value based upon the number of shares or RSUs awarded multiplied by the closing price of our common stock on the date of grant. Recipients of restricted stock shares are entitled to receive any dividends declared on our common stock and have voting rights, regardless of whether such shares have vested. Recipients of RSUs do not have voting or dividend rights until the vesting conditions are satisfied and shares are released.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Starting in 2006, we have elected to primarily issue service-based and performance-based RSUs instead of stock options and restricted stock shares. The number of RSUs ultimately awarded under the performance-based RSUs will vary based on whether we achieve certain financial results. We will record compensation expense each period based on our estimate of the most probable number of RSUs that will be issued under the grants of performance-based RSUs. Additionally, the compensation expense is adjusted for our estimate of forfeitures.
For the years ended December 31, 2007, 2006 and 2005, we recorded in continuing operations stock-based compensation expense, net of estimated forfeitures, related to restricted stock shares and RSUs of $8,109,000, $5,293,000 and $745,000, respectively. As of December 31, 2007, total compensation cost related to nonvested restricted stock shares and RSUs not yet recognized is $18,274,000, which is expected to be recognized over the next year on a weighted-average basis.
The following table summarizes our restricted stock activity, including restricted stock shares and RSUs, during the year ended December 31, 2007:

		Weighted Average
	Number	Grant Date Fair Value	Fair Value
Nonvested at the beginning of period	760,531	$20.50
Granted	767,713	$20.08
Vested	(257,159)	$20.55	$5,319,942	(a)

Forfeited	(162,228)	$19.88

Nonvested at the end of period	1,108,857	$20.29	$20,225,551	b)

Expected to vest	1,003,639	$20.30	$18,306,375	(b)

(a)	The fair value of vested restricted stock shares and RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of restricted stock shares and RSUs had all such holders sold their underlying shares on that date. The aggregate intrinsic value for vested restricted stock shares and RSUs during 2006 was $1,604,270.

(b)	The aggregate fair value of the nonvested restricted stock shares and the RSUs expected to vest represents the total pre-tax fair value, based on our closing stock price of $18.24 as of December 31, 2007, which would have been received by holders of restricted stock shares and RSUs had all such holders sold their underlying shares on that date.
(13) Benefit Plans
We have adopted a defined contribution benefit plan (the “Defined Contribution Plan”) which complies with section 401(k) of the Internal Revenue Code. We currently match 25% of the teammates’ pre-tax contributions up to a maximum of 6% of eligible compensation per pay period. During 2006, the termination of all Direct Alliance participants constituted a partial plan termination in which all Direct Alliance participants were fully vested in all company match amounts. The acquisition of Software Spectrum in 2006 resulted in approximately 800 new employees that are eligible for the Defined Contribution Plan. Contribution expense under this plan, including amounts recorded in discontinued operations, was $1,691,000, $2,230,000 and $1,467,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
During 2007, we established the Insight Nonqualified Deferred Compensation Plan (“Deferred Compensation Plan”) which will be effective beginning January 1, 2008. The Deferred Compensation Plan is a nonqualified deferred compensation plan maintained primarily to provide deferred compensation benefits for a select group of “management or highly compensated employees” as defined by the Employee Retirement Income Security Act of 1974, as amended. The Deferred Compensation Plan permits participants voluntarily to defer receipt of compensation. Participants earn a rate of return on their deferred amounts based on their selection from a variety of independently managed funds. We do not provide a guaranteed rate of return on these deferred amounts. The rate of return realized depends on the participant’s fund selections and market performance of these funds. The Deferred Compensation Plan was adopted and approved by the Compensation Committee and ratified by the Board of Directors.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(14) Stockholder Rights Agreement
On December 14, 1998, each stockholder of record received one Preferred Share Purchase Right (“Right”) for each outstanding share of common stock owned. Each Right entitles stockholders to buy .00148 of a share of our Series A Preferred Stock at an exercise price of $88.88. The Rights will be exercisable if a person or group acquires 15% or more of our common stock or announces a tender offer for 15% or more of our common stock. However, should this occur, the Right will entitle its holder to purchase, at the Right’s exercise price, a number of shares of common stock having a market value at the time of twice the Right’s exercise price. Rights held by the 15% holder will become void and will not be exercisable to purchase shares at the bargain purchase price. If we are acquired in a merger or other business combination transaction after a person acquires 15% or more of our common stock, each Right will entitle its holder to purchase, at the Right’s then current exercise price, a number of the acquiring company’s common shares having a market value at the time of twice the Right’s exercise price. On January 11, 2008, the Board of Directors resolved to allow the current stockholder rights plan to expire in accordance with its terms on December 14, 2008.
(15) Commitments and Contingencies
Contractual
We have entered into a sponsorship agreement through 2013 with the Valley of the Sun Bowl Foundation, d/b/a Insight Bowl, which is the not-for-profit entity that conducts the Insight Bowl post-season intercollegiate football game. We have committed to pay an aggregate amount of approximately $8,400,000 through 2013 for sponsorship arrangements, ticket purchases and miscellaneous expenses.
We have committed to pay the Arizona Cardinals an aggregate amount of approximately $8,800,000 through February 2014 for advertising and marketing events at the University of Phoenix stadium.
In July 2007, we signed a Statement of Work with Wipro Limited (“Wipro”) to assist us in integrating our hardware, services and software distribution operations in the U.S., Canada, EMEA and APAC on mySAP. At December 31, 2007, under that Statement of Work, we had a commitment of approximately $14,350,000 based on certain milestones to be reached in 2008 and 2009, assuming that the projects described in the Statement of Work were to proceed to completion without variation or early termination. Pursuant to a termination for convenience clause, we have served an early termination notice and are negotiating a new scope of work with Wipro.
In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of December 31, 2007, we had approximately $794,000 of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse the surety company.
Employment Contracts
We have employment contracts with certain officers and management teammates under which severance payments would become payable and accelerated vesting of stock-based compensation would occur in the event of specified terminations without cause or terminations under certain circumstances after a change in control. If such persons were terminated without cause or under certain circumstances after a change of control, and the severance payments under the current employment agreements were to become payable, the severance payments would generally range from three months of the teammate’s salary up to two times the teammate’s annual salary and bonus.
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
Indemnifications
In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify either our client or a third-party service provider in the arrangement from certain losses incurred relating to services performed on our behalf or for losses arising from defined events, which may include litigation or claims relating to past performance. These arrangements include, but are not limited to, our indemnification of our officers and directors to the maximum extent under the laws of the State of Delaware, the indemnification of our landlords for certain claims arising from our use of leased facilities, and the indemnification of the lenders that provide our credit facilities for certain claims arising from their extension of credit to us. Such indemnification obligations may not be subject to maximum loss clauses. Management believes that payments, if any, related to these indemnifications are not probable at December 31, 2007 and, if incurred, would not be material. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In connection with our sale of Direct Alliance in June 2006, the sale agreement contains certain indemnification provisions pursuant to which we are required to indemnify the buyer for a limited period of time for liabilities, losses or expenses arising out of breaches of covenants and certain breaches of representations and warranties relating to the condition of the business prior to and at the time of sale. Management believes that payments related to these indemnifications, if any, are not probable at December 31, 2007 and, if incurred, would not be material.
The sale agreement for our sale of PC Wholesale in March 2007 contains certain indemnification provisions pursuant to which we are required to indemnify the buyer for a limited period of time for liabilities, losses or expenses arising out of breaches of covenants and certain breaches of representations and warranties relating to the condition of the business prior to and at the time of sale. Management believes that payments related to these indemnifications, if any, are not probable at December 31, 2007 and, if incurred, would not be material.
Legal Proceedings
We are party to various legal proceedings arising in the ordinary course of business, including preference payment claims asserted in client bankruptcy proceedings, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, claims of alleged non-compliance with contract provisions and claims related to alleged violations of laws and regulations.
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
In October 2006, we received a letter of informal inquiry from the SEC requesting certain documents relating to our historical stock option grants and practices. We have cooperated with the SEC and will continue to do so. We cannot predict the outcome of this inquiry.
Software Spectrum, Inc., as successor to CS&T, is party to litigation brought in the Belgian courts regarding a dispute over the terms of a tender awarded by the Belgian Ministry of Defence (“MOD”) in November 2000. In February 2001, CS&T brought a breach of contract suit against MOD in the Court of First Instance in Brussels and claimed breach of contract damages in the amount of approximately $150,000. MOD counterclaimed against CS&T for cost to cover in the amount of approximately $2,700,000, and, in July 2002, CS&T added a Belgian subsidiary of Microsoft as a defendant. We believe that MOD’s counterclaims are unfounded, and we are vigorously defending the claim. We cannot make an estimate of the possible range of loss, if any, related to this claim.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(16) Supplemental Financial Information
A summary of additions and deductions related to the allowances for doubtful accounts receivable and for sales returns for the years ended December 31, 2007, 2006 and 2005 follows (in thousands):

	Balance at
	Beginning of				Balance at
	Year	Additions		Deductions	End of Year
Allowance for doubtful accounts receivable:
Year ended December 31, 2007	$23,211	$2,646		$(3,026)	$22,831

Year ended December 31, 2006	$15,892	$10,238	*	$(2,919)	$23,211

Year ended December 31, 2005	$15,472	$5,291		$(4,871)	$15,892

Allowance for sales returns:
Year ended December 31, 2007	$232	$92		$—	$324

Year ended December 31, 2006	$312	$95		$(175)	$232

Year ended December 31, 2005	$434	$112		$(234)	$312

*	- Includes $7,206,000 resulting from the Software Spectrum acquisition.
(17) Segment and Geographic Information
We operate in three reportable geographic operating segments: North America; EMEA; and APAC. Currently, our offerings in North America and the United Kingdom include brand-name IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC currently only include software and select software-related services. We have not disclosed net sales amounts by product or service type for the years ended December 31, 2007, 2006 and 2005, as it is impracticable for us to do so.
SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information” (“SFAS No. 131”), requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major clients. The method for determining what information to report under SFAS No. 131 is based upon the “management approach,” or the way that management organizes the operating segments within a company, for which separate financial information is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources. Our CODM is our Chief Executive Officer.
All intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments and on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the year ended December 31, 2007.
A portion of our operating segments’ selling and administrative expenses arise from shared services and infrastructure that we have historically provided to them in order to realize economies of scale and to use resources efficiently. These expenses, collectively identified as corporate charges, include senior management expenses, internal audit, legal, tax, insurance services, treasury and other corporate infrastructure expenses. Charges are allocated to our operating segments, and the allocations have been determined on a basis that we considered to be a reasonable reflection of the utilization of services provided to or benefits received by the operating segments.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The tables below present information about our reportable operating segments as of and for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Year Ended December 31, 2007
	North
	America	EMEA	APAC	Consolidated
Net sales	$3,362,955	$1,329,682	$107,794	$4,800,431
Costs of goods sold	2,891,147	1,161,099	87,097	4,139,343

Gross profit	471,808	168,583	20,697	661,088
Operating expenses:
Selling and administrative expenses	381,503	135,747	15,141	532,391
Severance and restructuring expenses	2,960	(429)	64	2,595

Earnings from operations	$87,345	$33,265	$5,492	$126,102

Total assets	$2,363,903	$576,989	$53,701	$1,867,178	*

	Year Ended December 31, 2006
	North
	America	EMEA	APAC	Consolidated
Net sales	$2,852,997	$710,294	$29,965	$3,593,256
Costs of goods sold	2,482,425	615,110	25,064	3,122,599

Gross profit	370,572	95,184	4,901	470,657
Operating expenses:
Selling and administrative expenses	287,903	77,694	3,792	369,389
Severance and restructuring expenses	508	221	—	729

Earnings from operations	$82,161	$17,269	$1,109	$100,539

Total assets	$2,057,868	$460,359	$39,380	$1,780,265	*

	Year Ended December 31, 2005
	North
	America	EMEA	APAC	Consolidated
Net sales	$2,460,970	$470,239	$—	$2,931,209
Costs of goods sold	2,159,276	406,824	—	2,566,100

Gross profit	301,694	63,415	—	365,109
Operating expenses:
Selling and administrative expenses	228,371	50,790	—	279,161
Severance and restructuring expenses	3,650	8,312	—	11,962
Reductions in liabilities assumed in a previous acquisition	—	(664)	—	(664)

Earnings from operations	$69,673	$4,977	$—	$74,650

Total assets	$1,114,325	$144,583	$—	$922,340	*

*	-	Consolidated total assets are shown net of intercompany eliminations and corporate assets of $1,127,415, $777,342, and $336,568 at December 31, 2007, 2006 and 2005, respectively.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following is a summary of our geographic continuing operations (in thousands):

	United
	States	Foreign	Total
2007
Net sales	$3,159,078	$1,641,353	$4,800,431
Total long-lived assets	$379,535	$177,064	$556,599

2006
Net sales	$2,690,558	$902,698	$3,593,256
Total long-lived assets	$370,760	$177,924	$548,684

2005
Net sales	$2,320,683	$610,526	$2,931,209
Total long-lived assets	$180,791	$39,571	$220,362
Foreign net sales and total long-lived assets summarized above for 2007, 2006 and 2005 include net sales and long-lived assets of $718,286,000 and $61,523,000; $525,467,000 and $62,385,000 and $470,239,000 and $24,020,000, respectively, attributed to the United Kingdom. Net sales by geographic area are presented by attributing net sales to external customers based on the domicile of the selling location.
Although we are affected by the international economic climate, management does not believe material credit risk concentration existed at December 31, 2007. We monitor our clients’ financial condition and do not require collateral. Historically, we have not experienced significant losses related to accounts receivable from any individual client or similar groups of clients.
(18) Non-Operating (Income) Expense, Net
Non-operating (income) expense, net consists primarily of interest income, interest expense and foreign currency exchange (gains) losses. Interest income was generated through short-term investments. Interest expense primarily relates to borrowings under our financing facilities. Net foreign currency exchange (gains) losses consist primarily of net foreign currency transaction gains or losses for intercompany balances that are not considered long-term in nature. Other expense, net, consists primarily of bank fees associated with our financing facilities and cash management.
(19) Discontinued Operations
PC Wholesale
On March 1, 2007, we completed the sale of PC Wholesale, a division of our North America operating segment that sells to other resellers. The sale of PC Wholesale is consistent with our strategic plan as we concluded that selling IT products to other resellers is not a core element of our growth strategy. The transaction generated proceeds of $28,631,000. In the fourth quarter of 2007, we resolved certain post-closing contingencies and recognized an additional gain on the sale of PC Wholesale of $350,000, $264,000 net of taxes. This resolution will require a cash payment of $900,000 to be made in 2008.
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), we have reported the results of operations of PC Wholesale as a discontinued operation in the consolidated statements of earnings for all periods presented. We did not allocate interest, general corporate overhead expense or non-specific partner funding to the discontinued operation. PC Wholesale’s accounts receivable and inventory was approximately $15,000,000 and $6,000,000, respectively, at December 31, 2006. Other assets and liabilities of PC Wholesale included in the consolidated balance sheet as of December 31, 2006 were not material.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following amounts for the years ended December 31, 2007, 2006 and 2005, respectively, represent PC Wholesale’s results of operations and have been segregated from continuing operations and reflected as a discontinued operation (in thousands):

	Years Ended December 31,
	2007	2006	2005
Net sales	$30,142	$223,829	$252,498
Costs of goods sold	29,092	215,423	243,067

Gross profit	1,050	8,406	9,431
Operating expenses:
Selling and administrative expenses	768	5,134	5,521

Earnings from discontinued operation	282	3,272	3,910
Gain on sale	8,286	—	—

Earnings from discontinued operation, including gain on sale, before income tax expense	8,568	3,272	3,910
Income tax expense	3,333	1,298	1,552

Net earnings from discontinued operation, including gain on sale	$5,235	$1,974	$2,358

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
On June 30, 2006, in connection with the sale of Direct Alliance, we entered into a lease agreement with Direct Alliance pursuant to which Direct Alliance will lease from us the facilities it used prior to the sale. Lease income related to these buildings was $1,257,000 and $870,000 for the years ended December 31, 2007 and 2006, respectively, and is classified as net sales. Depreciation expense related to the buildings was $731,000 and $368,000 for the years ended December 31, 2007 and 2006, respectively, and is classified as costs of goods sold.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following amounts for the years ended December 31, 2006 and 2005, respectively, represent Direct Alliance’s results of operations and have been segregated from continuing operations and reflected as a discontinued operation (in thousands):

	Years Ended December 31,
	2006	2005
Net sales	$34,095	$77,443
Costs of goods sold	27,138	60,072

Gross profit	6,957	17,371
Operating expenses:
Selling and administrative expenses	3,566	5,659
Severance and restructuring expenses	—	1,005

Earnings from discontinued operation	3,391	10,707
Gain on sale	14,872	—

Earnings from discontinued operation, including gain on sale, before income tax expense	18,263	10,707
Income tax expense	7,153	4,090

Net earnings from discontinued operation, including gain on sale	$11,110	$6,617

A tax benefit of $548,000 was recorded in 2007 related to a reduction in state taxes in connection with sale of Direct Alliance.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(20) Selected Quarterly Financial Information (unaudited)
As required by Item 302 of Regulation S-K, the following tables set forth selected unaudited consolidated quarterly financial information for the years ended December 31, 2007 and 2006:

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007
Net sales	$1,283,302	$1,109,705	$1,283,449	$1,123,975
Costs of goods sold	1,110,048	959,859	1,098,636	970,800

Gross profit	173,254	149,846	184,813	153,175
Operating expenses:
Selling and administrative expenses	133,490	130,820	138,323	129,758
Severance and restructuring expenses	(246)	—	2,841	—

Earnings from operations	40,010	19,026	43,649	23,417
Non-operating (income) expense, net:
Interest income(1)	(592)	(432)	(396)	(658)
Interest expense(1)	3,221	2,860	2,981	4,305
Net foreign currency exchange (gain) loss	(1,080)	849	(3,002)	(654)
Other expense, net	390	428	496	217

Earnings from continuing operations before income taxes	38,071	15,321	43,570	20,207
Income tax expense	14,261	6,225	16,761	7,911

Net earnings from continuing operations	23,810	9,096	26,809	12,296
Net earnings from discontinued operation(2)	812	—	—	4,972

Net earnings	$24,622	$9,096	$26,809	$17,268

Net earnings per share — Basic:
Net earnings from continuing operations	$0.49	$0.18	$0.55	$0.25
Net earnings from discontinued operation	0.02	—	—	0.10

Net earnings per share	$0.51	$0.18	$0.55	$0.35

Net earnings per share — Diluted:
Net earnings from continuing operations	$0.48	$0.18	$0.54	$0.25
Net earnings from discontinued operation	0.02	—	—	0.10

Net earnings per share	$0.50	$0.18	$0.54	$0.35

(1)	Interest Income and Interest Expenses. Interest income and interest expense were decreased by $1,454,000, $1,786,000 and $1,077,000 for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007, respectively, as compared to unaudited amounts reported in our consolidated statements of earnings found in the Consolidated Financial Statements in Part I, Item 1 of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007, respectively. These decreases were made to eliminate intercompany interest.

(2)	Net earnings from Discontinued Operations. During the year ended December 31, 2007, we sold PC Wholesale, a division of our North American operating segment. During the year ended December 31, 2006, we sold 100% of the outstanding stock of Direct Alliance. Accordingly, we have accounted for these dispositions as discontinued operations and have reported their results of operations as discontinued operations in the consolidated statements of earnings. Included in net earnings from discontinued operations for the quarter ended March 31, 2007 is the gain on the sale of PC Wholesale of $7,937,000, $4,801,000, net of taxes. Included in net earnings from discontinued operations for the quarter ended December 31, 2007 is the gain on the sale of PC Wholesale of $350,000, $264,000, net of taxes, and a tax benefit of $548,000 related to a reduction in state taxes in connection with sale of Direct Alliance.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006	2006
Net sales	$1,222,167	$857,919	$780,346	$732,824
Costs of goods sold	1,064,091	744,590	678,200	635,718

Gross profit	158,076	113,329	102,146	97,106
Operating expenses:
Selling and administrative expenses	125,539	88,211	79,534	76,105
Severance and restructuring expenses	—	729	—	—

Earnings from operations	32,537	24,389	22,612	21,001
Non-operating (income) expense, net:
Interest income	(697)	(1,650)	(1,086)	(922)
Interest expense	4,460	1,264	272	797
Net foreign currency exchange (gain) loss	(945)	(214)	(7)	31
Other expense, net	159	422	158	162

Earnings from continuing operations before income taxes	29,560	24,567	23,275	20,933
Income tax expense	11,147	7,857	8,106	7,491

Net earnings from continuing operations	18,413	16,710	15,169	13,442
Net earnings from discontinued operations	454	530	10,718	1,382

Net earnings	$18,867	$17,240	$25,887	$14,824

Net earnings per share — Basic:
Net earnings from continuing operations	$0.38	$0.35	$0.32	$0.28
Net earnings from discontinued operations	0.01	0.01	0.22	0.03

Net earnings per share	$0.39	$0.36	$0.54	$0.31

Net earnings per share — Diluted:
Net earnings from continuing operations	$0.37	$0.34	$0.31	$0.28
Net earnings from discontinued operations	0.01	0.01	0.22	0.03

Net earnings per share	$0.38	$0.35	$0.53	$0.31

(21) Subsequent Event
On January 24, 2008, we announced the signing of an agreement and plan of merger to acquire privately-held Calence for a purchase price of $125,000,000. Up to an additional $35,000,000 in purchase price consideration may be due if certain performance targets are achieved over the next four years. To facilitate the acquisition of Calence, we have received a commitment from a financial institution to provide up to $275,000,000 in new credit to finance the acquisition and for general corporate purposes. It is contemplated that the new revolving facility will be funded through a syndicate of banks and will replace our current $75,000,000 revolving credit facility and our $75,000,000 term loan.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no disagreements with accountants on accounting or financial disclosure matters during the periods reported herein.
Item 9A. Controls and Procedures
(a) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and for assessing the effectiveness of internal control over financial reporting. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in COSO’s Internal Control — Integrated Framework.

INSIGHT ENTERPRISES, INC.
KPMG LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements in Part II, Item 8 of this report, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2007.
(b) Changes in Internal Control Over Financial Reporting
Other than the improvements in internal control over financial reporting implemented to remediate the material weakness in our internal control over financial reporting identified as of December 31, 2006, there was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Subsequent to December 31, 2006, we took several steps to remediate this material weakness identified as of December 31, 2006, which arose from the combined effect of the following control deficiencies in the Company’s accounting for equity based awards:
•	inadequate policies and procedures to determine the grant date and exercise price of equity awards;

•	inadequate supervision and training for personnel involved in the stock option granting process; and

•	inadequate documentation and monitoring of the application of accounting policies and procedures regarding equity awards.
We implemented internal control improvements in the following areas:
•	implemented new policies and procedures to ensure compliance with accounting principles applicable to equity compensation, including restricted stock grants, and through training and additions to the staff;

•	developed an equity compensation training program for all teammates involved in the award of and accounting for equity compensation;

•	restructured reporting responsibility for the administration of our equity compensation programs;

•	adopted a written policy governing the award of equity compensation, including standardized documentation of approvals of all relevant terms of equity compensation awards; and

•	newly constituted the Compensation Committee of the Board of Directors in May 2007, revised some of the Compensation Committee’s policies to now only approve equity compensation grants at meetings and not by written consent and improved the process for documenting the Compensation Committee’s actions and ensuring the timely reporting of its actions to the Board of Directors.
(c) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered in this report, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and determined that as of December 31, 2007 our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Item 9B. Other Information
None.

INSIGHT ENTERPRISES, INC.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item and included under the captions “Information Concerning Directors and Executive Officers,” “Meetings of the Board and Its Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” and can be found in our definitive Proxy Statement relating to our Annual Meeting of Stockholders to be held on May 6, 2008 (our “Proxy Statement”) and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item and included under the captions “Meetings of the Board and Its Committees,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “Grants of Plan Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Director Compensation” and “Employment Agreements, Severance and Change in Control Plans,” can be found in our Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item and included under the captions “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” can be found in our Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item and included under the caption “Meetings of the Board and Its Committees,” and “Transactions With Related Persons, Promoters and Certain Control Persons” can be found in our Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item and included under the captions “Audit Committee Report” and “Relationship with Independent Registered Public Accounting Firm” can be found in our Proxy Statement and is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Financial Statements and Schedules
The Consolidated Financial Statements of Insight Enterprises, Inc. and subsidiaries and the related Reports of Independent Registered Public Accounting Firm are filed herein as set forth under Part II, Item 8 of this report.
Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included in the Consolidated Financial Statements or notes thereto.
(b) Exhibits
The exhibits list in the Index to Exhibits immediately following the signature page is incorporated herein by reference as the list of exhibits required as part of this report.

INSIGHT ENTERPRISES, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Tempe, State of Arizona, on this 27th day of February, 2008.

INSIGHT ENTERPRISES, INC.
By	/s/ Richard A. Fennessy
Richard A. Fennessy
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard A. Fennessy	President, Chief Executive Officer and	February 27, 2008
Richard A. Fennessy	Director

/s/ Glynis A. Bryan	Chief Financial Officer	February 27, 2008
Glynis A. Bryan	(Principal Financial Officer)

/s/ Timothy A. Crown*	Chairman of the Board	February 27, 2008
Timothy A Crown

/s/ Bennett Dorrance*	Director	February 27, 2008
Bennett Dorrance

/s/ Michael M. Fisher*	Director	February 27, 2008
Michael M. Fisher

/s/ Larry A. Gunning*	Director	February 27, 2008
Larry A. Gunning

/s/ Robertson C. Jones*	Director	February 27, 2008
Robertson C. Jones

/s/ Kathleen S. Pushor*	Director	February 27, 2008
Kathleen S. Pushor

/s/ David J. Robino*	Director	February 27, 2008
David J. Robino

* By:	/s/ Karen K. McGinnis
Karen K. McGinnis, Attorney in Fact

INSIGHT ENTERPRISES, INC.
EXHIBITS TO FORM 10-K
YEAR ENDED DECEMBER 31, 2007
Commission File No. 000-25092
(Unless otherwise noted, exhibits are filed herewith.)

Exhibit
No.		Description
3.1		—	Composite Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of our annual report on Form 10-K filed on February 17, 2006).
3.2		—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on January 14, 2008).
3.3		—	Form of Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 5 of our Registration Statement on Form 8-A (no. 00-25092) filed on March 17, 1999).
4.1		—	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).
4.2		—	Stockholder Rights Agreement and Exhibits A and B (incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on March 17, 1999).
10.1	(1)	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of our Annual Report on Form 10-K for the year ended December 31, 2006 filed on July 26, 2007).
10.2	(2)	—	1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of our Registration Statement on Form S-8 (No. 333-110915) declared effective December 4, 2004).
10.3	(2)	—	1998 Employee Restricted Stock Plan (incorporated by reference to Exhibit 99.3 of our Form S-8 (No. 333-69113) filed on December 17, 1998).
10.4	(2)	—	1998 Officer Restricted Stock Plan (incorporated by reference to Exhibit 99.2 of our Form S-8 (No. 333-69113) filed on December 17, 1998).
10.5	(2)	—	1999 Broad Based Employee Stock Option Plan (incorporated by reference to Exhibit 10.14 of our annual report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000).
10.6	(2)	—	Executive Service Agreement between Insight Direct UK Limited and Stuart Fenton dated September 12, 2002 (incorporated by reference to Exhibit 10.31 of our annual report on Form 10-K for the year ended December 31, 2002 filed on March 27, 2003).
10.7		—	Receivables Purchase Agreement dated as of December 31, 2002 among Insight Receivables, LLC, Insight Enterprises, Inc., Jupiter Securitization Corporation, Bank One NA (main office — Chicago), and the entities party thereto from time to time as financial institutions (incorporated by reference to Exhibit 10.38 of our annual report on Form 10-K for the year ended December 31, 2002 filed on March 27, 2003).
10.8		—	Amended and Restated Receivables Sale Agreement dated as of September 3, 2003 by and among Insight Direct USA, Inc. and Insight Public Sector, Inc. as originators, and Insight Receivables, LLC, as buyer (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 13, 2003).
10.9		—	Amendment No. 1 to Receivables Purchase Agreement dated as of September 3, 2003 among Insight Receivables, LLC, Insight Enterprises, Inc. and Jupiter Securitization Corporation, Bank One NA (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed November 13, 2003).
10.10		—	Amendment No. 2 to Receivables Purchase Agreement dated as of December 23, 2003 among Insight Receivables, LLC, Insight Enterprises, Inc. and Jupiter Securitization Corporation, Bank One NA (incorporated by reference to Exhibit 10.42 of our annual report on Form 10-K for the year ended December 31, 2003 filed March 11, 2004).
10.11	(2)	—	Employment Agreement between Insight Enterprises, Inc. and Karen K. McGinnis dated as of and effective October 15, 2004 (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q for the quarter ended September 30, 2004 filed November 8, 2004).
10.12	(2)	—	Employment Agreement between Insight Enterprises, Inc. and Richard A. Fennessy dated as of October 24, 2004, effective November 15, 2004 (incorporated by reference to Exhibit 99.1 of our current report on Form 8-K filed October 28, 2004).
10.13	(2)	—	Employment Agreement between Insight Enterprises, Inc. and Stanley Laybourne dated as of November 23, 2004, effective November 1, 2004 (incorporated by reference to Exhibit 10.21 of our annual report on Form 10-K filed March 7, 2005).
10.14	(2)	—	First Amendment to Employment Agreement between Insight Enterprises, Inc. and Timothy A. Crown dated as of March 4, 2005 and effective March 1, 2005 (incorporated by reference to Items 1.01 and 1.02 of our current report on Form 8-K filed March 10, 2005).

INSIGHT ENTERPRISES, INC.
EXHIBITS TO FORM 10-K
YEAR ENDED DECEMBER 31, 2007
Commission File No. 000-25092

Exhibit
No.		Description
10.15	(2)	—	Employment Agreement between Insight Enterprises, Inc. and Gary M. Glandon dated as of February 9, and effective February 21, 2005 (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q filed May 9, 2005).
10.16	(2)	—	Grants of options and restricted stock for certain executives (incorporated by reference to Item 1.01 of our current report on Form 8-K filed May 12, 2005).
10.17	(2)	—	Amendment to Executive Service Agreement between Insight Direct (UK) and Stuart Fenton dated as of March 1, 2005 and effective July 1, 2004 (incorporated by reference to Exhibit 10.25 of our annual report on Form 10-K, filed March 7, 2005).
10.18	(2)	—	First Amendment to Employment Agreement between Insight Enterprises, Inc. and Karen K. McGinnis dated as of April 26, 2005 and effective January 1, 2005 (incorporated by reference to Exhibit 10.3 of our quarterly report on Form 10-Q filed May 9, 2005).
10.19		—	Amendment No. 5 to Receivables Purchase Agreement dated as of March 25, 2005 among Insight Receivables, LLC (the “Seller”), Insight Enterprises, Inc. (the “Servicer”), JP Morgan Chase Bank N.A. (successor by merger to Bank One, NA (Main Office Chicago)), as a Financial Institution and as Agent (in its capacity as Agent, the “Agent”), and Jupiter Securitization Corporation (“Jupiter”) (incorporated by reference to Exhibit 10.4 of our quarterly report on Form 10-Q filed May 9, 2005).
10.20	(2)	—	Employment Agreement between Insight Direct USA, Inc. and Mark McGrath dated as of May 15, 2005 to be effective May 23, 2005 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed May 19, 2005).
10.21	(2)	—	Summary description of 2006 incentive compensation plans for certain executives (incorporated by reference to Item 1.01 of our current report on Form 8-K filed December 20, 2005).
10.22		—	Amendment No. 6 to Receivables Purchase Agreement dated as of December 19, 2005 among Insight Receivables, LLC (the “Seller”), Insight Enterprises, Inc. (the “Servicer”), JP Morgan Chase Bank N.A. (successor by merger to Bank One, NA (Main Office Chicago)), as a Financial Institution and as Agent (in its capacity as Agent, the “Agent”), and Jupiter Securitization Corporation (“Jupiter”) (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed December 22, 2005).
10.23	(2)	—	Grants of restricted stock units under 2006 incentive compensation plan for certain executives (incorporated by reference to Item 1.01 of our current report on Form 8-K filed January 23, 2006).
10.24		—	Stock Purchase Agreement, dated as of June 14, 2006, by and among Teletech Holdings, Inc., Insight Enterprises, Inc. and Direct Alliance Corporation (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on June 15, 2006).
10.25		—	Stock Purchase Agreement, dated as of July 20, 2006, by and among Insight Enterprises, Inc., Level 3 Communications, Inc. and Technology Spectrum Inc. (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on July 21, 2006).
10.26		—	Amended and Restated Credit Agreement, dated as of September 7, 2006, among Insight Enterprises, Inc., the European borrowers, the lenders party thereto, J.P. Morgan Europe Limited, as European agent, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on September 8, 2006).
10.27		—	Amendment No. 7 to Receivables Purchase Agreement, dated as of September 7, 2006, among Insight Receivables, LLC, Insight Enterprises, Inc., JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA (Main Office Chicago)), as a Financial Institution and as Agent, and Jupiter Securitization Company LLC (formerly Jupiter Securitization Corporation) (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on September 8, 2006).

INSIGHT ENTERPRISES, INC.
EXHIBITS TO FORM 10-K
YEAR ENDED DECEMBER 31, 2007
Commission File No. 000-25092

Exhibit No.		Description
10.28	(2)	—	Summary description of 2007 incentive compensation plans for certain executives (incorporated by reference to Item 5.02 of our current report on Form 8-K filed January 30, 2007).
10.29	(2)	—	Approval of discretionary cash bonuses for certain executives (incorporated by reference to Item 5.02 of our current report on Form 8-K filed February 21, 2007).
10.30	(2)	—	Stanley Laybourne Retirement/Termination Program — Summary of Key Terms. (incorporated by reference to Exhibit 10.30 of our annual report on Form 10-K filed on July 26, 2007).
10.31	(2)	—	Employment Agreement between Insight Enterprises, Inc. and Steven R. Andrews dated September 12, 2007 (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q filed on November 9, 2007).
10.32	(2)	—	Employment Agreement between Insight Enterprises, Inc. and Glynis A. Bryan dated December 16, 2007 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on November 21, 2007).
10.32.1	(2)	—	Offer letter between Insight Enterprises, Inc. and Glynis A. Bryan dated November 16, 2007 (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on November 21, 2007).
10.33	(2)	—	2007 Omnibus Plan (incorporated by reference to Annex A of our Proxy Statement filed on October 9, 2007).
10.34		—	Agreement and Plan of Merger, dated as of January 24, 2008, by and among Insight Enterprises, Inc., Insight Networking Services, LLC, and Calence, LLC (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on January 28, 2008).
10.35		—	Support Agreement, dated January 24, 2008 among Insight Enterprises, Inc., Avnet, Inc., Calence Holdings, Inc., Michael F. Fong, Timothy J. Porthouse, Richard J. Lesniak, Jr., Mary Donna Rives Lesniak, The Richard J. Lesniak Revocable Trust and the Mary Donna Lesniak Irrevocable Trust (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on January 28, 2008).
21		—	Subsidiaries of the Registrant.
23.1		—	Consent of KPMG LLP.
24.1		—	Power of Attorney for Timothy A. Crown signed February 13, 2008.
24.2		—	Power of Attorney for Bennett Dorrance signed February 13, 2008.
24.3		—	Power of Attorney for Michael M. Fisher signed February 13, 2008.
24.4		—	Power of Attorney for Larry A. Gunning signed February 13, 2008.
24.5		—	Power of Attorney for Robertson C. Jones signed February 13, 2008.
24.6		—	Power of Attorney for Kathleen S. Pushor signed February 13, 2008.
24.7		—	Power of Attorney for David J. Robino signed February 13, 2008.
31.1		—	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2		—	Certification of Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1		—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	We have entered into a separate indemnification agreement with each of the following directors and executive officers that differ only in party names and dates: Timothy A. Crown, Bennett Dorrance, Richard A. Fennessy, Michael M. Fisher, Larry A. Gunning, Robertson C. Jones, Kathleen S. Pushor, David J. Robino and Karen K. McGinnis. Pursuant to the instructions accompanying Item 601 of Regulation S-K, the Registrant is filing the form of such indemnification agreement.

(2)	Management contract or compensatory plan or arrangement.