Form 10-Q
period 2008-03-31
INSIGHT ENTERPRISES INC
filed 2008-05-08
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008
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
Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock as of May 5, 2008 was 46,877,452.

INSIGHT ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
Three Months Ended March 31, 2008

INSIGHT ENTERPRISES, INC.
FORWARD-LOOKING INFORMATION
Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect net sales, gross profit, operating expenses, earnings from continuing operations, non-operating income and expenses, earnings from a discontinued operation, net earnings or cash flows, the payment of accrued expenses and liabilities and costs or gains that may result from post-closing adjustments pertaining to business acquisitions or dispositions; effects of acquisitions or dispositions; projections of capital expenditures; our effective tax rate and earnings per share in 2008; hiring plans; plans for future operations; the availability of financing and our needs or plans relating thereto; plans relating to our products and services; the effect of new accounting principles or changes in accounting policies; the effect of guaranty and indemnification obligations; projections about the outcome of ongoing tax audits; statements related to accounting estimates, including estimated stock option and other equity award forfeitures, and deferred compensation cost amortization periods; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions, and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that the events discussed in the forward-looking statements will occur, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:
•	changes in the information technology industry and/or the economic environment;
•	our reliance on partners for product availability, marketing funds, purchasing incentives and competitive products to sell;
•	disruptions in our information technology systems and voice and data networks, including our system upgrade and the migration of acquired businesses to our information technology systems and voice and data networks;
•	the integration and operation of acquired businesses, including our ability to achieve expected benefits of the acquisitions;
•	actions of our competitors, including manufacturers and publishers of products we sell;
•	the informal inquiry from the Securities and Exchange Commission (“SEC”) and stockholder litigation related to our historical stock option granting practices and the related restatement of our consolidated financial statements;
•	the risks associated with international operations;
•	seasonal changes in demand for sales of software licenses;
•	increased debt and interest expense and lower availability on our financing facilities and changes in the overall capital markets that could increase our borrowing costs or reduce future availability of financing;
•	exposure to currency exchange risks and volatility in the U.S. dollar exchange rate;
•	our dependence on key personnel;
•	risk that purchased goodwill or amortizable intangible assets become impaired;
•	failure to comply with the terms and conditions of our public sector contracts;
•	rapid changes in product standards; and
•	intellectual property infringement claims and challenges to our registered trademarks and trade names.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
INSIGHT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$105,696	$56,718
Accounts receivable, net of allowances for doubtful accounts of $21,379 and $22,831, respectively	812,371	1,072,612
Inventories	88,869	98,863
Inventories not available for sale	27,251	21,450
Deferred income taxes	21,792	22,020
Other current assets	36,975	38,916

Total current assets	1,092,954	1,310,579

Property and equipment, net of accumulated depreciation of $115,206 and $107,577, respectively	158,541	158,467
Goodwill	311,995	306,742
Intangible assets, net of accumulated amortization of $14,937 and $12,262, respectively	79,329	80,922
Deferred income taxes	181	392
Other assets	13,189	10,076

	$1,656,189	$1,867,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$465,736	$685,578
Accrued expenses and other current liabilities	113,057	113,891
Current portion of long-term debt	—	15,000
Deferred revenue	40,004	42,885

Total current liabilities	618,797	857,354

Long-term debt	203,500	187,250
Deferred income taxes	31,272	27,305
Other liabilities	20,339	20,075

	873,908	1,091,984

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 48,169 shares at March 31, 2008 and 48,458 shares at December 31, 2007 issued and outstanding,	482	485
Additional paid-in capital	384,386	386,139
Retained earnings	343,086	340,641
Accumulated other comprehensive income — foreign currency translation adjustments	54,327	47,929

Total stockholders’ equity	782,281	775,194

	$1,656,189	$1,867,178

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Net sales	$1,107,789	$1,123,975
Costs of goods sold	954,634	970,800

Gross profit	153,155	153,175
Operating Expenses:
Selling and administrative expenses	132,954	129,758
Severance and restructuring expenses	1,900	—

Earnings from operations	18,301	23,417
Non-operating (income) expense:
Interest income	(601)	(658)
Interest expense	2,716	4,305
Net foreign currency exchange gain	(937)	(654)
Other expense, net	319	217

Earnings from continuing operations before income taxes	16,804	20,207
Income tax expense	6,284	7,911

Net earnings from continuing operations	10,520	12,296
Net earnings from a discontinued operation	—	4,972

Net earnings	$10,520	$17,268

Net earnings per share — Basic:
Net earnings from continuing operations	$0.22	$0.25
Net earnings from a discontinued operation	—	0.10

Net earnings per share	$0.22	$0.35

Net earnings per share — Diluted:
Net earnings from continuing operations	$0.22	$0.25
Net earnings from a discontinued operation	—	0.10

Net earnings per share	$0.22	$0.35

Shares used in per share calculations:
Basic	48,540	49,010

Diluted	48,905	49,291

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net earnings from continuing operations	$10,520	$12,296
Plus: net earnings from a discontinued operation	—	4,972

Net earnings	10,520	17,268
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,464	8,913
Provision for losses on accounts receivable	668	884
Write-downs of inventories	1,697	1,654
Non-cash stock-based compensation	2,439	2,265
Gain on sale of discontinued operation	—	(7,937)
Excess tax benefit from employee gains on stock-based compensation	(108)	(41)
Deferred income taxes	4,441	(2,676)
Changes in assets and liabilities:
Decrease in accounts receivable	275,543	182,155
Decrease (increase) in inventories	2,554	(3,989)
Decrease in other current assets	2,691	2,360
Increase in other assets	(195)	(5,993)
Decrease in accounts payable	(238,788)	(135,422)
Decrease in deferred revenue	(3,927)	(12,768)
Increase (decrease) in accrued expenses and other liabilities	1,160	(7,294)

Net cash provided by operating activities	67,159	39,379

Cash flows from investing activities:
Proceeds from sale of a discontinued operation, net of direct expenses	(900)	28,694
Purchases of property and equipment	(6,441)	(8,376)

Net cash (used in) provided by investing activities	(7,341)	20,318

Cash flows from financing activities:
Borrowings on long-term financing facility	122,000	121,000
Repayments on long-term financing facility	(117,000)	(163,000)
Repayments on term loan	(3,750)	(3,750)
Net repayments on line of credit	—	(7,000)
Proceeds from sales of common stock under employee stock plans	2,976	2,363
Excess tax benefit from employee gains on stock-based compensation	108	41
Payment of payroll taxes on stock-based compensation through shares withheld	(1,943)	—
Repurchases of common stock	(14,999)	—
Increase (decrease) in book overdrafts	458	(31,456)

Net cash used in financing activities	(12,150)	(81,802)

Foreign currency exchange effect on cash flows	1,310	(432)

Increase (decrease) in cash and cash equivalents	48,978	(22,537)
Cash and cash equivalents at beginning of period	56,718	54,697

Cash and cash equivalents at end of period	$105,696	$32,160

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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2008, our results of operations for the three ended March 31, 2008 and 2007 and our cash flows for the three months ended March 31, 2008 and 2007. The consolidated balance sheet as of December 31, 2007 was derived from the audited consolidated balance sheet at such date. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission (“SEC”) and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).
The results of operations for such interim periods are not necessarily indicative of results for the full year, due in part to the seasonal nature of the business. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the related notes thereto, in our Annual Report on Form 10-K for the year ended December 31, 2007.
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Additionally, these estimates and assumptions affect the reported amounts of net sales and expenses during the reported period. Actual results could differ from those estimates. On an on-going basis, we evaluate our estimates, including those related to allowances for doubtful accounts, write-downs of inventories, litigation-related obligations, valuation allowances for deferred tax assets and impairment of goodwill if indicators of potential impairment exist.
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
Recently Issued Accounting Pronouncements
Other than the partial adoption of Statement of Financial Accounting Standard No. 157 “Fair Value Measurements” (“SFAS No. 157”) effective January 1, 2008, as discussed in Note 8, there have been no material changes or additions to the recently issued accounting pronouncements as previously reported in Note 1 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007 which affect or may affect our financial statements.

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

	Three Months Ended
	March 31,
	2008	2007
Numerator:
Net earnings from continuing operations	$10,520	$12,296

Denominator:
Weighted-average shares used to compute basic EPS	48,540	49,010
Dilutive potential common shares due to dilutive options and restricted stock, net of tax effect	365	281

Weighted-average shares used to compute diluted EPS	48,905	49,291

Net earnings from continuing operations per share:
Basic	$0.22	$0.25

Diluted	$0.22	$0.25

The following weighted-average outstanding stock options during the three months ended March 31, 2008 and 2007 were not included in the diluted EPS calculations because the exercise prices of these options were greater than the average market price of our common stock during the respective periods (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Weighted-average outstanding stock options having no dilutive effect	2,714	3,076

3. Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2008 are as follows (in thousands):

	North America	EMEA	APAC	Consolidated
Balance at December 31, 2007	$219,909	$68,725	$18,108	$306,742
Adjustments	(501)	4,971	783	5,253

Balance at March 31, 2008	$219,408	$73,696	$18,891	$311,995

The adjustments to goodwill primarily consist of foreign currency translation adjustments.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
4. Debt
Our long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2008	2007
Term loan	$52,500	$56,250
Accounts receivable securitization financing facility	151,000	146,000

Total	203,500	202,250
Less: current portion of term loan	—	(15,000)

Long-term debt	$203,500	$187,250

On April 1, 2008, we entered into a new five-year $300,000,000 senior revolving credit facility, which replaced our existing revolving credit facility and our term loan facility. The acquisition of Calence, LLC (“Calence”) was funded, in part, using borrowings under the new facility. See further discussion regarding the acquisition of Calence in Note 13. No amounts were outstanding under our $75,000,000 revolving credit facility at March 31, 2008. Because we refinanced our term loan facility with the new senior revolving credit facility on a long-term basis at April 1, 2008, we have not reported a current portion of the term loan at March 31, 2008.
Our financing facilities contain various covenants. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified period of time. At March 31, 2008, we were in compliance with all such covenants.
5. Income Taxes
Our effective tax rates from continuing operations for the three months ended March 31, 2008 and 2007 were 37.4% and 39.1%, respectively. For the three months ended March 31, 2008, our effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to state income taxes, net of federal tax. For the three months ended March 31, 2007, our effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to state income taxes, net of federal tax, as well as non-deductible expenses related to executive compensation and an increase in tax reserves in the three months ended March 31, 2007.
We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. The adoption of FIN 48 resulted in no cumulative effect adjustment to our retained earnings. As of both March 31, 2008 and December 31, 2007, we had approximately $13,500,000 of unrecognized tax benefits. Of this amount, approximately $2,600,000 relates to accrued interest.
As of March 31, 2008, if recognized, $2,200,000 of the liability associated with uncertain tax positions would affect our effective tax rate. The remaining $11,300,000 balance arose from business combinations that, if recognized during 2008, would be recorded as an adjustment to goodwill or a receivable with no effect on our effective tax rate. Upon our expected January 1, 2009 adoption of SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”), changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense, including those associated with acquisitions that closed prior to the effective date of SFAS No. 141R.
Several of our subsidiaries are currently under audit for the 2002 through 2006 tax years. It is reasonably possible that the examination phase of these audits may conclude in the next twelve months, and the related unrecognized tax benefits for uncertain tax positions will significantly decrease. However, based on the status of the examination, an estimate of the range of reasonably possible outcomes cannot be made at this time.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
We, including our subsidiaries, file income tax returns in the U.S. federal jurisdiction, and many state and local and non-U.S. jurisdictions. In the U.S., federal income tax returns for 2004 through 2007 remain open to examination. For U.S. state and local as well as non-U.S. jurisdictions, the statute of limitations generally varies between three and ten years.
6. Severance, Restructuring and Acquisition Integration Activities
Severance Costs Expensed in 2008
During the three months ended March 31, 2008, North America, EMEA and APAC recorded severance expense related to on-going restructuring efforts to reduce operating expenses related to support functions. The following table details the changes in these liabilities during the three months ended March 31, 2008 (in thousands):

	North America	EMEA	APAC	Consolidated
Severance costs	$1,009	$869	$22	$1,900
Cash payments	(566)	(259)	(12)	(837)

Balance at March 31, 2008	$443	$610	$10	$1,063

All remaining outstanding obligations are expected to be paid during the year ending December 31, 2008 and are therefore included in accrued expenses and other current liabilities.
Severance Costs Expensed in 2007
During the year ended December 31, 2007, North America, EMEA and APAC recorded severance expense of $2,960,000, $177,000 and $64,000, respectively, primarily associated with the retirement of our chief financial officer. Of the severance amounts expensed in 2007, EMEA paid $177,000 during 2007. The following table details the changes in these liabilities during the three months ended March 31, 2008 (in thousands):

	North America	APAC	Consolidated
Balance at December 31, 2007	$2,960	$64	$3,024
Cash payments	(118)	(33)	(151)

Balance at March 31, 2008	$2,842	$31	$2,873

All remaining outstanding obligations are expected to be paid during the year ending December 31, 2008 and are therefore included in accrued expenses and other current liabilities.
Acquisition-Related Costs Capitalized in 2006 as a Cost of Acquisition of Software Spectrum
In 2006, we recorded $9,738,000 of employee termination benefits and $1,676,000 of facility based costs in connection with the integration of Software Spectrum. These costs were accounted for under EITF Issue No. 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations,” and were based on the integration plans that were committed to by management. Accordingly, these costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Software Spectrum.
The employee termination benefits relate to severance payments for Software Spectrum teammates in North America and EMEA who have been or will be terminated in connection with integration plans. The facilities based costs relate to future lease payments or lease termination costs associated with vacating certain Software Spectrum facilities in EMEA.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table details the changes in these liabilities during the three months ended March 31, 2008 (in thousands):

	North America	EMEA	Consolidated
Balance at December 31, 2007	$543	$4,395	$4,938
Foreign currency translation adjustments	—	224	224
Cash payments	(38)	(41)	(79)

Balance at March 31, 2008	$505	$4,578	$5,083

In the accompanying consolidated balance sheet at March 31, 2008, $2,469,000 is expected to be paid in 2008 and is therefore included in accrued expenses and other current liabilities, and $2,614,000 is expected to be paid after 2008 and is therefore included in other liabilities (long-term).
Restructuring Costs Expensed in 2005
During the year ended December 31, 2005, Insight UK moved into a new facility and recorded facilities-based restructuring costs of $7,458,000.
The following table details the changes in this liability during the three months ended March 31, 2008 (in thousands):

EMEA
Balance at December 31, 2007	$2,425
Adjustments	27
Cash payments	(408)

Balance at March 31, 2008	$2,044

In the accompanying consolidated balance sheet at March 31, 2008, the remaining accrual of $2,044,000 is expected to be paid in 2008 and is therefore included in accrued expenses and other current liabilities.
7. Stock-Based Compensation
We recorded the following pre-tax amounts for stock-based compensation, by operating segment, in our consolidated financial statements (in thousands):

	Three Months Ended
	March 31,
	2008	2007
North America	$1,652	$1,886
EMEA	735	365
APAC	52	14

Total	$2,439	$2,265

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Stock Options
For the three months ended March 31, 2008 and 2007, we recorded stock-based compensation expense related to stock options, net of an estimate of forfeitures, of $538,000 and $1,267,000, respectively, in continuing operations. As of March 31, 2008, total compensation cost related to nonvested stock options not yet recognized is $1,184,000, which is expected to be recognized over the next 1.31 years on a weighted-average basis. The following table summarizes our stock option activity during the three months ended March 31, 2008:

				Weighted
				Average
			Aggregate	Remaining
	Number	Weighted Average	Intrinsic Value	Contractual
	Outstanding	Exercise Price	(in-the-money options)	Life (in years)
Outstanding at the beginning of period	3,621,130	$19.33
Granted	—	—
Exercised	(333,283)	14.76	$1,035,202

Expired	(522,063)	21.97
Forfeited	(20,058)	18.62

Outstanding at the end of period	2,745,726	19.39	$502,205	1.85

Exercisable at the end of period	2,233,544	19.62	$495,123	1.57

Vested and expected to vest	2,708,580	19.41	$501,981	1.84

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $17.50 as of March 31, 2008, which would have been received by the option holders had all option holders exercised options and sold the underlying shares on that date.
The following table summarizes the status of outstanding stock options as of March 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number of	Remaining	Exercise	Number of	Exercise
Exercise	Options	Contractual	Price Per	Options	Price Per
Prices	Outstanding	Life (in years)	Share	Exercisable	Share
$7.05 - 18.35	552,631	2.71	$16.83	328,205	$16.20
18.36 - 19.35	748,138	1.78	18.80	537,048	18.88
19.50 - 19.90	728,655	1.77	19.84	661,989	19.86
19.93 - 21.25	622,277	1.23	20.87	612,277	20.88
21.30 - 41.00	94,025	2.19	25.82	94,025	25.83

	2,745,726	1.85	19.39	2,233,544	19.62

Restricted Stock
For the three months ended March 31, 2008 and 2007, we recorded in continuing operations stock-based compensation expense, net of estimated forfeitures, related to restricted stock shares and RSUs of $1,901,000 and $998,000, respectively. As of March 31, 2008, total compensation cost related to nonvested restricted stock shares and RSUs not yet recognized is $36,134,000, which is expected to be recognized over the next 1.43 years on a weighted-average basis.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
On January 23, 2008, the Compensation Committee of our Board of Directors approved a special long-term incentive award for the Chief Executive Officer, the President of our North America/APAC operating segments and the President of our EMEA operating segment. The approved grant level targets were as follows:
•	Richard A. Fennessy, President and Chief Executive Officer — 300,000 RSUs;

•	Mark T. McGrath, President, North America/APAC — 150,000 RSUs; and

•	Stuart A. Fenton, President, EMEA — 100,000 RSUs.
The plan provides for the award of RSUs that will be issued based upon achievement of specific stock price hurdles within specific timeframes (the 20-day average closing price of Insight stock must be at or above a stock price hurdle and within the defined timeframes for any tranche to be awarded):
•	20% awarded if stock price hurdle of $25.00 is achieved by February 15, 2009;

•	30% awarded if stock price hurdle of $30.00 is achieved between February 16, 2009 and February 15, 2010; and

•	50% awarded if stock price hurdle of $35.00 is achieved between February 16, 2010 and February 15, 2011.
If all or some hurdles are not achieved, 33% of the remaining award (i.e., any shares not issued for achievement of the stock price hurdles set forth above) will be made on February 15, 2013, assuming continued employment. Vesting of the RSUs awarded will occur 50% at the time of the award and 50% on the first anniversary of the award date. If a change in control as defined in the 2007 Omnibus Plan occurs, all units that have been issued by achievement of stock price hurdles will automatically vest, and units that have not been issued will be forfeited. For the three months ended March 31, 2008, we recorded stock-based compensation expense related to these RSUs of $193,000. As of March 31, 2008, total compensation cost not yet recognized related to these RSUs was $6,246,000 of the $36,134,000 total discussed above. Such compensation expense is being recognized over the period January 2008 through February 2014.
The following table summarizes our restricted stock activity, including restricted stock shares and RSUs, during the three months ended March 31, 2008:

		Weighted Average
	Number	Grant Date Fair Value	Fair Value
Nonvested at the beginning of period	1,108,857	$20.29
Granted	1,349,344	15.87
Vested, including shares withheld to cover taxes	(381,470)	20.43	$6,943,685	(a)

Forfeited	(51,710)	20.16

Nonvested at the end of period	2,025,021	17.31	$35,437,867	(b)

Expected to vest	1,641,671		$28,729,242	(b)

(a)	The fair value of vested restricted stock shares and RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of restricted stock shares and RSUs had all such holders sold their underlying shares on that date.

(b)	The aggregate fair value of the nonvested restricted stock shares and the RSUs expected to vest represents the total pre-tax fair value, based on our closing stock price of $17.50 as of March 31, 2008, which would have been received by holders of restricted stock shares and RSUs had all such holders sold their underlying shares on that date.
During the three months ended March 31, 2008, the RSUs that vested for teammates in the United States were net-share settled such that we withheld shares with value equivalent to the teammates’ minimum statutory United States tax obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. The total shares withheld during the three months ended March 31, 2008 of 274,792 was based on the value of the RSUs on their vesting date as determined by our closing stock price on such date. For the three months ended March 31, 2008, total payments for the employees’ tax obligations to the taxing authorities were $1,943,000 and are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net-share settlements had the effect of repurchases of common stock as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to us.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
8. Fair Value Measurements
In September 2006, FASB issued SFAS No. 157, which provides guidance for determining fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the information used to measure fair value, and (3) the effect that fair-value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of the FSP.
Our partial adoption of SFAS No. 157 on January 1, 2008, for financial assets and liabilities and for nonfinancial assets or liabilities that are measured on a recurring basis, did not have any effect on our consolidated financial statements. As of March 31, 2008, we have no nonfinancial assets or liabilities that are measured on a recurring basis and our financial assets or liabilities generally consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities. The estimated fair values of our cash and cash equivalents is determined based on quoted prices in active markets for identical assets. The fair value of the other financial assets and liabilities is based on the value that would be received or paid in an orderly transaction between market participants and approximates the carrying value due to their nature and short duration.
9. Share Repurchase Program
On November 14, 2007, we announced that our Board of Directors had authorized the purchase of up to $50,000,000 of our common stock through September 30, 2008. During the three months ended March 31, 2008, we purchased in open market transactions 867,900 shares of our common stock at a total cost of $14,998,997 (an average price of $17.28 per share). All shares repurchased have been retired as of March 31, 2008. Subsequent to March 31, 2008 through May 5, 2008, we repurchased an additional $20,631,539 of the $50,000,000 of common stock authorized under the program. During 2008, the total repurchases under this program through May 5, 2008 represented approximately 2,324,300 shares at an average price of $15.33 per share.
10. Commitments and Contingencies
Contractual
In July 2007, we signed a statement of work with a third party that was engaged to assist us in integrating into our IT system our hardware, services and software distribution operations in the U.S., Canada, EMEA and APAC. During the quarter ended March 31, 2008, we renegotiated the contract to include a new scope of work, whereby we agreed to engage the third party on current and future IT related projects. As a result of this renegotiation, previously reported commitments as of December 31, 2007 totaling $14,400,000 over the next two years were settled with a $3,100,000 payment made in April 2008. The new commitments approximate $4,000,000 over the next 18 to 24 months.

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
Indemnifications
From time to time, in the ordinary course of business, we enter into contractual arrangements under which we agree to indemnify either our clients or third-party service providers in the arrangement from certain losses incurred relating to services performed on our behalf or for losses arising from defined events, which may include litigation or claims relating to past performance. These arrangements include, but are not limited to, the indemnification of our landlords for certain claims arising from our use of leased facilities, and the indemnification of the lenders that provide our credit facilities for certain claims arising from their extension of credit to us. Such indemnification obligations may not be subject to maximum loss clauses.
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
Management believes that payments, if any, related to these indemnifications are not probable at March 31, 2008 and, if incurred, would not be material. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
In accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”), we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and are adjusted to reflect the effects of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular claim. Although litigation is inherently unpredictable, we believe that we have adequate provisions for probable and estimable losses. It is possible, nevertheless, that the results of our operations or cash flows could be materially and adversely affected in any particular period by the resolution of a legal proceeding. Legal expenses related to defense, negotiations, settlements, rulings and advice of outside legal counsel are expensed as incurred.
In October 2006, we received a letter of informal inquiry from the SEC requesting certain documents relating to our historical stock option grants and practices. We have cooperated with the SEC and will continue to do so. We cannot predict the outcome of this inquiry.
Software Spectrum, Inc., as successor to CS&T, is party to litigation brought in the Belgian courts regarding a dispute over the terms of a tender awarded by the Belgian Ministry of Defence (“MOD”) in November 2000. In February 2001, CS&T brought a breach of contract suit against MOD in the Court of First Instance in Brussels and claimed breach of contract damages in the amount of approximately $150,000. MOD counterclaimed against CS&T for cost to cover in the amount of approximately $2,700,000, and, in July 2002, CS&T added a Belgian subsidiary of Microsoft as a defendant. We believe that MOD’s counterclaims are unfounded, and we have filed a defense to the counterclaim. The proceedings are currently stayed. We cannot make an estimate of the possible loss or range of loss, if any, related to this claim.
On March 10, 2008, TeleTech Holdings, Inc. (“Teletech”) sent us a demand for arbitration pursuant to the Stock Purchase Agreement (“SPA”) entered into between the parties, whereby TeleTech acquired Direct Alliance Corporation (“DAC”), a former subsidiary of Insight, effective June 30, 2006. TeleTech claims that it is entitled to a $5,000,000 “clawback” under the SPA relating to the non-renewal of an agreement between DAC and one of its clients. We dispute Teletech’s allegations and intend to vigorously defend this matter. In recording the disposition of DAC on June 30, 2006, we deferred $5,000,000 as a contingent gain on sale related to this clawback. As such, amounts paid to Teletech under the clawback provision, if any, would not have any effect on our results of operations.
As previously disclosed, on April 1, 2008, we completed the acquisition of Calence pursuant to an agreement and plan of merger (the “Merger Agreement”), a related support agreement (the “Support Agreement”) and other ancillary agreements. In April 2008, in connection with an investigation being conducted by the United States Department of Justice (the “DOJ”), Calence received a subpoena from the Office of the Inspector General of the Federal Communications Commission (the “FCC”) requesting documents related to the award, by the Universal Service Administration Company (“USAC”), of funds under the E-Rate program to a participating school district. The E-Rate program provides schools and libraries with discounts to obtain affordable telecommunications and internet access. No allegations have been made against Calence, and we are cooperating with the FCC, USAC and the DOJ and are in the process of responding to the subpoena. Pursuant to the Merger Agreement and the Support Agreement, the former owners of Calence have agreed to indemnify us for certain damages that may arise out of or result from this matter, including our fees and expenses for responding to the subpoena.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
11. Discontinued Operation
On March 1, 2007, we completed the sale of PC Wholesale, a division of our North America operating segment. The net assets sold generated net cash proceeds of $27,794,000. For the three months ended March 31, 2007, the gain on sale of PC Wholesale of $7,937,000, $4,801,000 net of taxes, and PC Wholesale’s earnings during the quarter of $282,000, $171,000 net of taxes, are classified as a discontinued operation. In the fourth quarter of 2007, we resolved certain post-closing contingencies and recognized an additional gain on the sale of PC Wholesale of $350,000, $264,000 net of taxes. This resolution required a cash payment of $900,000 during the first quarter of 2008.
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
All intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments and on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the three months ended March 31, 2008.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The tables below present information about our reportable operating segments as of and for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31, 2008
	North America	EMEA	APAC	Consolidated
Net sales	$766,424	$318,222	$23,143	$1,107,789
Costs of goods sold	662,409	272,847	19,378	954,634

Gross profit	104,015	45,375	3,765	153,155
Operating expenses:
Selling and administrative expenses	91,219	37,552	4,183	132,954
Severance and restructuring expenses	1,009	869	22	1,900

Earnings from operations	$11,787	$6,954	$(440)	18,301

Non-operating expense, net				1,497

Earnings from continuing operations before income taxes				16,804
Income tax expense				6,284

Net earnings from continuing operations				10,520
Net earnings from a discontinued operation				—

Net earnings				$10,520

Total assets at period end	$2,241,799	$455,927	$44,456	$1,656,189	*

*	Consolidated total assets include corporate assets and intercompany eliminations for a net reduction of $1,085,993.

	Three Months Ended March 31, 2007
	North America	EMEA	APAC	Consolidated
Net sales	$777,201	$327,376	$19,398	$1,123,975
Costs of goods sold	665,285	288,905	16,610	970,800

Gross profit	111,916	38,471	2,788	153,175
Operating expenses:
Selling and administrative expenses	94,770	32,011	2,977	129,758

Earnings from operations	$17,146	$6,460	$(189)	23,417

Non-operating expense, net				3,210

Earnings from continuing operations before income taxes				20,207
Income tax expense				7,911

Net earnings from continuing operations				12,296
Net earnings from a discontinued operation				4,972

Net earnings				$17,268

Total assets at period end	$1,974,243	$420,658	$32,201	$1,554,963	*

*	Consolidated total assets include corporate assets and intercompany eliminations for a net reduction of $872,139.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
13. Subsequent Event
On April 1, 2008, we completed the acquisition of Calence for a cash purchase price of $125,000,000, plus a preliminary working capital adjustment of $4,000,000, net of cash acquired, subject to final post-closing adjustments. Up to an additional $35,000,000 of purchase price consideration may be due if Calence achieves certain performance targets over the next four years. We have also assumed existing debt totaling approximately $7,400,000, of which $7,100,000 was repaid by us at closing. In addition, on April 1, 2008, we entered into a new five-year $300,000,000 senior revolving credit facility, which replaced our existing $75,000,000 revolving credit facility and our term loan facility. The Calence acquisition was funded, in part, using borrowings under the new facility.

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
On a consolidated basis, net sales for the three months ended March 31, 2008 decreased 1% to $1.1 billion compared to the three months ended March 31, 2007, while gross profit remained flat at $153.2 million in both periods. Net earnings from continuing operations for the three months ended March 31, 2008 decreased 14% and diluted earnings per share from continuing operations decreased 12% compared to the three months ended March 31, 2007. Results of operations for the three months ended March 31, 2008 include the effect of severance and restructuring expenses of $1.9 million, $1.1 million net of tax, related to on-going restructuring efforts within the Company. Results of continuing operations for the three months ended March 31, 2007 include expenses of $5.7 million, $3.5 million net of tax, for professional fees associated with our stock option review.
Net sales in North America decreased 1% to $766.4 million primarily due to a softer U.S. IT market and a double digit decrease year over year in our net sales to SMB clients, as we continued to address certain integration issues with our system upgrade that commenced in the second half of 2007. Gross margin in North America decreased by approximately 80 basis points from the first quarter of 2007 primarily due to lower net sales to SMB clients, which are generally conducted at higher gross margins, and decreases in product margins, including vendor funding, primarily driven by market pricing pressures. Earnings from operations in North America were $5.4 million lower than the first quarter of 2007. These 2008 results include $1.0 million in severance and restructuring expenses, while the first quarter 2007 results include $5.2 million in professional fees and costs associated with our stock option review. Thus, excluding the effects of the stock option review, our North American results were substantially lower in the first quarter of 2008 compared to the first quarter of 2007.
Net sales in EMEA decreased 3% to $318.2 million reflecting a decline in hardware sales in the United Kingdom partially offset by the foreign currency benefit of the weak U.S. dollar compared to the various European currencies in which we do business. Within the United Kingdom, while the market conditions are challenging and show signs of continued weakness going into the second quarter, we believe that the majority of the net sales decline in the first quarter was related to internal sales execution issues early in the quarter. We addressed these issues immediately, and, as a result, saw stronger results in March compared to the first two months of the quarter. Additionally, in the United Kingdom (the largest market in our EMEA segment) there were two less shipping days in the quarter compared to the first quarter of last year. Gross margin in EMEA increased to 14.3% from 11.8% in the first quarter of last year resulting from strong software category performance and a continued migration to fee based software programs. Earnings from operations in the EMEA segment increased 8% compared to the first quarter of 2007 to $7.0 million reflecting higher gross profit partially offset by increases in selling and administrative expenses from increased headcount and severance expenses of $869,000.
Net sales in APAC increased 19% to $23.1 million with gross margin on these sales of 16.3%. The loss from operations in this segment during the three months ended March 31, 2008 of $440,000 reflected the typical seasonality of this business and the hiring of incremental experienced software sales and support teammates in this segment during the quarter.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Reconciliations of segment results of operations to consolidated results of operations can be found in Note 12 to the Consolidated Financial Statements in Part I, Item 1 of this report.
On April 1, 2008, we completed the acquisition of Calence, LLC (“Calence”), one of the nation’s largest independent technology solutions providers specializing in Cisco networking solutions, advanced communications and managed services, for a cash purchase price of $125.0 million, plus a preliminary working capital adjustment of $4.0 million, net of cash acquired, subject to final post-closing adjustments. Up to an additional $35.0 million of purchase price consideration may be due if Calence achieves certain performance targets over the next four years. We have also assumed existing debt totaling approximately $7.4 million, of which $7.1 million was repaid by us at closing. This acquisition is consistent with our vision and strategy to become a global value added reseller (“G-VAR”) through continued investment in certain key technology categories, including networking and advanced communications.
Our discussion and analysis of financial condition and results of operations is intended to assist in the understanding of our consolidated financial statements, the changes in certain key items in those consolidated financial statements from period to period and the primary factors that contributed to those changes, as well as how certain critical accounting estimates affect our Consolidated Financial Statements.
Updated Guidance
Given the challenges that we faced during the first quarter and the uncertain macro-economic outlook for 2008, we are updating the forward looking statements that we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. We expect full-year diluted earnings per share to be between $1.50 and $1.60 with approximately 50% coming in the first half of the year. This estimate includes no severance, restructuring or other one-time charges. Our outlook reflects our expectations at this time for the balance of 2008, but the factors that could affect performance are numerous, and short-term results in this difficult economy will be more volatile and unpredictable than usual.
Critical Accounting Estimates
General
Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). For a summary of significant accounting policies, see Note 1 to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results, however, may differ from estimates we have made. Members of our senior management have discussed the critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.
Impairment of Goodwill
SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Multiple valuation techniques can be used to assess the fair value of the reporting unit. All of these techniques include the use of estimates and assumptions that are unpredictable and inherently uncertain. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment. The Company has three reporting units which are equivalent to our operating segments. At March 31, 2008, our goodwill balance was $312.0 million, which represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed by Insight in connection with previous acquisitions, adjusted for changes in foreign currency exchange rates. We tested goodwill for impairment during the fourth quarter of 2007. At that time, we concluded that the fair value of each of our reporting units was in excess of the carrying value. Our next annual impairment test is scheduled to be performed in the fourth quarter of 2008.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
In consideration of the current market conditions in which we operate and the decline in our overall market capitalization resulting from decreases in the market price of Insight’s publicly traded common stock, we evaluated whether events (“triggering events”) had occurred during the first quarter that would require us to perform an interim period goodwill impairment test in accordance with SFAS No. 142. It was our conclusion that as of the end of the first quarter no triggering events had occurred as there had been no events or changes in circumstances which we believe would more likely than not reduce the fair value of our reporting units below their respective carrying values. However, a sustained significant decline in our stock price subsequent to March 31, 2008 could indicate a triggering event has occurred and require us to perform an interim period goodwill impairment test in accordance with SFAS No. 142. This could result in us recording a non-cash charge for a partial or total impairment of our goodwill balance. This non-cash charge would not impact our cash balance, debt covenant compliance or ongoing financial performance.
There have been no other changes to the items disclosed as critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007.
RESULTS OF OPERATIONS
The following table sets forth for the periods presented certain financial data as a percentage of net sales for the three months ended March 31, 2008 and 2007. As discussed in Note 11 to the Consolidated Financial Statements in Part I, Item 1 of this report, we have reported the results of operations of PC Wholesale, which we sold on March 1, 2007, along with the gain on sale of PC Wholesale, as a discontinued operation in the Consolidated Statements of Earnings for the three months ended March 31, 2007:

	Three Months Ended
	March 31,
	2008	2007

Net sales	100.0%	100.0%
Costs of goods sold	86.2	86.4

Gross profit	13.8	13.6
Selling and administrative expenses	12.0	11.5
Severance and restructuring expenses	0.2	—

Earnings from operations	1.6	2.1
Non-operating expense, net	0.1	0.3

Earnings from continuing operations before income taxes	1.5	1.8
Income tax expense	0.6	0.7

Net earnings from continuing operations	0.9	1.1
Net earnings from a discontinued operation	—	0.4

Net earnings	0.9%	1.5%

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Net Sales. Net sales for the three months ended March 31, 2008 decreased 1% compared to the three months ended March 31, 2007. Our net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended
	March 31,		%
	2008	2007	Change
North America	$766,424	$777,201	(1%)
EMEA	318,222	327,376	(3%)
APAC	23,143	19,398	19%

Consolidated.	$1,107,789	$1,123,975	(1%)

Net sales in North America decreased 1% primarily due to a softer U.S. IT market and a double digit decrease year over year in net sales to SMB clients, as we continued to address certain integration issues with our system upgrade. North America had 1,292 account executives at March 31, 2008, an increase from 1,274 at March 31, 2007. Net sales per average number of account executives in North America decreased to approximately $580,000 for the three months ended March 31, 2008 from approximately $614,000 for the three months ended March 31, 2007.
Net sales in EMEA decreased 3%, or $9.2 million, reflecting a decline in sales in the United Kingdom (the largest market in our EMEA segment) and a continued shift toward fee based enterprise agreements where only the referral fee is recognized as net sales with no costs of good sold. This decline was partially offset by the foreign currency benefit of the weakening U.S. dollar year over year compared to the various European currencies of the countries in which we do business. The United Kingdom based hardware business accounted for $4.6 million of the overall decline; however it should be noted that the United Kingdom had two less shipping days in the quarter compared to the first quarter of last year. EMEA had 605 account executives at March 31, 2008, an increase from 513 at March 31, 2007. Net sales per average number of account executives in EMEA decreased to approximately $541,000 for the three months ended March 31, 2008 compared to approximately $662,000 for the three months ended March 31, 2007.
Our APAC segment recognized net sales of $23.1 million for the three months ended March 31, 2008, an increase of 19% year over year.
Percentage of net sales by category for North America, EMEA and APAC were as follows for the three months ended March 31, 2008 and 2007:

	North America		EMEA		APAC
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
Sales Mix	2008	2007	2008	2007	2008	2007
Network and connectivity	12%	11%	4%	4%	—	—
Notebooks and PDAs	11%	11%	9%	8%	—	—
Servers and storage	10%	12%	8%	8%	—	—
Desktops	8%	7%	4%	4%	—	—
Printers	4%	5%	3%	4%	—	—
Memory and processors	3%	4%	1%	2%	—	—
Supplies and accessories	4%	5%	4%	4%	—	—
Monitors and video	5%	5%	4%	4%	—	—
Miscellaneous	9%	8%	3%	3%	—	—

Hardware	66%	68%	40%	41%	—	—
Software	31%	29%	59%	58%	100%	100%
Services	3%	3%	1%	1%	<1%	<1%

	100%	100%	100%	100%	100%	100%

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Currently, our offerings in North America and the United Kingdom include brand name IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC currently only include software and select software-related services. Beginning in the three months ended March 31, 2008, we have combined servers with storage in reporting our sales mix and are reporting desktops separately to conform with how we internally analyze our results. All prior period information has been reclassified for comparative purposes.
Gross Profit. Gross profit was flat compared to the three months ended March 31, 2007, with a slight increase in gross margin. Our gross profit and gross profit as a percentage of net sales by operating segment for the three months ended March 31, 2008 and 2007 were as follows (dollars in thousands):

	Three Months Ended March 31,
		% of Net		% of Net
	2008	Sales	2007	Sales

North America	$104,015	13.6%	$111,916	14.4%
EMEA	45,375	14.3%	38,471	11.8%
APAC	3,765	16.3%	2,788	14.4%

Consolidated	$153,155	13.8%	$153,175	13.6%

North America’s gross profit decreased for the three months ended March 31, 2008 by 7% compared to the three months ended March 31, 2007. Gross profit per account executive decreased 11% to approximately $79,000 for the three months ended March 31, 2008 from approximately $88,000 for the three months ended March 31, 2007. As a percentage of net sales, gross profit decreased due primarily to decreases in product margin of 62 basis points, which includes vendor funding, primarily driven by market pricing pressures and lower net sales to SMB clients, which are generally conducted at higher gross margins. Additionally, we experienced decreases in freight margin of 15 basis points.
EMEA’s gross profit increased for the three months ended March 31, 2008 by 18% compared to the three months ended March 31, 2007. Gross profit per account executive was flat for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. As a percentage of net sales, gross profit increased by approximately 250 basis points from the three months ended March 31, 2007 due primarily to increases in product margin, including vendor funding, of 160 basis points as well as an increase in agency fees for Microsoft enterprise agreement renewals of 76 basis points. More specifically with regard to vendor funding, we have enjoyed an increase in amounts earned under rebate programs with our hardware distributors as well as some of our non-Microsoft publishers. Additionally, we have experienced an increase in vendor funding of the type that is classified as a reduction of costs of goods sold as opposed to a reduction in operating expenses.
APAC’s gross profit increased for the three months ended March 31, 2008 by 35% compared to the three months ended March 31, 2007 and gross margin improved by 190 basis points. The improvement in gross margin is due to an increase in agency fees for Microsoft enterprise software agreement renewals.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Operating Expenses.
Selling and Administrative Expenses. Selling and administrative expenses increased approximately 3% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Selling and administrative expenses as a percent of net sales by operating segment for the three months ended March 31, 2008 and 2007 were as follows (dollars in thousands):

	Three Months Ended March 31,
		% of Net		% of Net
	2008	Sales	2007	Sales
North America	$91,219	11.9%	$94,770	12.2%
EMEA	37,552	11.8%	32,011	9.8%
APAC	4,183	18.1%	2,977	15.3%

Consolidated	$132,954	12.0%	$129,758	11.5%

North America’s selling and administrative expenses decreased 4% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The decrease in selling and administrative expenses is primarily attributable to:
•	Professional fees associated with the review of our historical stock option practices of $5.2 million in the three months ended March 31, 2007 of which there were none in the three months ended March 31, 2008;

•	Decreases in marketing expenses of $1.4 million from the three months ended March 31, 2007; and

•	Decreases in commissions of approximately $700,000 due to lower net sales during the three months ended March 31, 2008.
These decreases were partially offset by increases in salaries and wages and employee-related expenses, which increased approximately $1.7 million due to increases in employee headcount and in average salary per employee, offset by a decline in bonuses due to financial performance.
EMEA’s selling and administrative expenses increased 17% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The increase in selling and administrative expenses is primarily attributable to:
•	Salaries and wages, employee-related expenses and contract labor, which increased approximately $6 million due to increases in sales incentive programs, increases in recruitment costs and employee headcount; and

•	Costs associated with the planning and preparation stages of our system upgrade in EMEA of approximately $1 million; offset by

•	Decreases in professional, legal and accounting fees of approximately $1 million.
The effect of currency exchange rates between the weakening U.S. dollar as compared to the various European currencies in which we do business accounted for approximately $2.6 million of the net year over year increase.
APAC’s selling and administrative expenses increased 41% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 primarily due to in the hiring of experienced software sales and support teammates during the quarter.
Severance and Restructuring Expenses. During the three months ended March 31, 2008, North America, EMEA and APAC recorded severance expense of $1.0 million, $869,000, and $22,000, respectively, related to on-going restructuring efforts.
Interest Income. Interest income for the three months ended March 31, 2008 and 2007 was generated through short-term investments. The slight decrease in interest income year over year is due to decreases in interest rates.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Interest Expense. Interest expense for the three months ended March 31, 2008 and 2007 primarily relates to borrowings under our financing facilities. The decrease in interest expense is due primarily to decreases in interest rates and reductions in weighted average borrowings outstanding. In conjunction with our refinancing of our existing term loan and revolving credit facility on April 1, 2008 discussed in Note 4 to the Consolidated Financial Statements in Part I, Item 1 if this report, we expect to record a loss on debt extinguishment of $591,000 in the quarter ending June 30, 2008 to write off a portion of our debt issue costs to interest expense.
Net Foreign Currency Exchange Gains. These gains result from foreign currency transactions, including intercompany balances that are not considered long-term in nature. The increase in the net foreign currency exchange gain is due primarily to increases in the volume of business transacted outside of the U.S. and the continued decline in the value of the U.S. dollar against currencies we transact business in, most notably the weak U.S. dollar compared to the Euro during the three months ended March 31, 2008.
Other Expense, Net. Other expense, net, consists primarily of bank fees associated with our financing facilities and cash management and were not considered material during the three months ended March 31, 2008 or 2007.
Income Tax Expense. Our effective tax rate from continuing operations for the three months ended March 31, 2008 decreased to 37.4% from 39.1% for the three months ended March 31, 2007 primarily due to a decrease in non-deductible expenses related to executive compensation and a smaller increase in tax reserves for the three months ended March 31, 2008 compared to that recorded for the three months ended March 31, 2007.
Earnings from a Discontinued Operation. As discussed in Note 11 to the Consolidated Financial Statements in Part I, Item 1 of this report, we have reported the results of operations of PC Wholesale, which we sold on March 1, 2007, along with the gain on sale of PC Wholesale as a discontinued operation in the Consolidated Statements of Earnings for the three months ended March 31, 2007.
Liquidity and Capital Resources
The following table sets forth certain consolidated cash flow information for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Net cash provided by operating activities	$67,159	$39,379
Net cash (used in) provided by investing activities	(7,341)	20,318
Net cash used in financing activities	(12,150)	(81,802)
Foreign currency exchange effect on cash flow	1,310	(432)

Increase (decrease) in cash and cash equivalents	48,978	(22,537)
Cash and cash equivalents at beginning of period	56,718	54,697

Cash and cash equivalents at end of period	$105,696	$32,160

Cash and Cash Flow
Our primary uses of cash in the past few years have been to fund acquisitions, working capital requirements and capital expenditures and to repurchase our common stock. We generated very strong operating cash flows for the three months ended March 31, 2008. Operating activities provided $67.2 million in cash, a 71% increase over the three months ended March 31, 2007. Our strong operating cash flows enabled us to fund $15.0 million of repurchases of our common stock during the quarter and increase our cash balance by $49.0 million. Capital expenditures were $6.4 million for the quarter, a 23% decrease over the three months ended March 31, 2007, primarily related to expenditures for our system upgrade. Additionally, the three months ended March 31, 2008 benefited from a $1.3 million positive effect of foreign currency exchange rates on cash flow.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
We sold PC Wholesale in March 2007 and have presented it as a discontinued operation. Excluding net earnings, amounts related to the discontinued operation have not been removed from the cash flow statement for the three months ended March 31, 2007 because the effect is immaterial. See Note 11 to the Consolidated Financial Statements in Part I, Item 1 of this report for further discussion.
Net cash provided by operating activities. Cash flows from operations for the three months ended March 31, 2008 and 2007 resulted primarily from net earnings before depreciation, amortization and non-cash stock-based compensation expense as well as decreases in accounts receivable. These increases in operating cash flows were partially offset by decreases in accounts payable. The decreases in accounts receivable and accounts payable are due to primarily to a decrease in net sales compared to the prior year.
Our consolidated cash flow operating metrics for the quarter ended March 31, 2008 and 2007 are as follows:

	2008	2007
Days sales outstanding in ending accounts receivable (“DSOs”)(a)	67	64
Inventory turns (excluding inventories not available for sale) (b)	41	40
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	44	42

(a)	Calculated as the balance of accounts receivable, net at the end of the period divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 91 days in 2008 and 90 days in 2007.

(b)	Calculated as annualized costs of goods sold divided by average inventories. Average inventories is calculated as the sum of the balances of inventories at the beginning of the quarter plus inventories at the end of quarter divided by two.

(c)	Calculated as the balances of accounts payable at the end of the period divided by daily costs of goods sold. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 91 days in 2008 and 90 days in 2007.
The increase in DSOs from the three months ended March 31, 2007 is due primarily to a higher percentage of accounts receivable in foreign operations with longer net terms. On lower net sales and related costs of goods sold during the three months ended March 31, 2008 compared to the three months ended March 31, 2007, DPOs increased reflecting enhanced management of working capital during the 2008 first quarter.
Assuming sales continue to increase in the future, we expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms granted to our clients in order to take advantage of supplier discounts.
Net cash (used in) provided by investing activities. Capital expenditures of $6.4 million and $8.4 million for the three months ended March 31, 2008 and 2007, respectively, primarily related to investments to upgrade our IT systems, including capitalized costs of software developed for internal use, IT equipment and software licenses. We expect total capital expenditures in 2008 to be between $30.0 million and $35.0 million. During the three months ended March 31, 2007, we received $28.7 million for the sale of PC Wholesale. During the three months ended March 31, 2008, we made a payment of $900,000 to resolve certain post-closing contingencies related to the sale of PC Wholesale.
Net cash used in financing activities. During the three months ended March 31, 2008, we funded repurchases of $15.0 million of our common stock. These uses of cash were partially offset by $3.0 million of proceeds from sales of common stock under employee stock plans. During the three months ended March 31, 2007, cash used in financing activities was primarily for net repayments of outstanding debt of $52.8 million and a decrease in book overdrafts of $31.5 million, partially offset by $2.4 million provided by cash received from common stock issuances as a result of stock option exercises.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
On November 14, 2007, we announced that our Board of Directors had authorized the purchase of up to $50.0 million of our common stock through September 30, 2008. During the three months ended March 31, 2008, we purchased in open market transactions 867,900 shares of our common stock at a total cost of approximately $15.0 million (an average price of $17.28 per share). All shares repurchased have been retired as of March 31, 2008. Subsequent to March 31, 2008 through May 5, 2008, we repurchased an additional $20.6 million of the $50.0 million of common stock authorized under the program. During 2008, the total repurchases under this program through May 5, 2008 represented approximately 2.3 million shares at an average price of $15.33 per share.
On April 1, 2008, we entered into a new five-year $300.0 million senior revolving credit facility, which replaced our existing $75.0 million revolving credit facility and our term loan facility. The Calence acquisition was funded, in part, using borrowings under the new facility. Amounts outstanding under the new revolving line of credit will bear interest, payable quarterly, at a floating rate equal to the prime rate or, at our option, a LIBOR rate plus a pre-determined spread of 0.75% to 1.75%. In addition, we pay a commitment fee on the unused portion of the line of 0.175% to 0.35%. We have an outstanding letter of credit that reduces the availability on the revolving line of credit by $25.0 million. After finalizing the purchase of Calence on April 1, 2008, $106.0 million was available under the new revolving line of credit. In conjunction with this refinancing, we did not amend our accounts receivable securitization facility which expires September 7, 2009, on which we had $8.3 million available at April 1, 2008.
We anticipate that cash flows from operations, together with the funds available under our financing facilities will be adequate to support our presently anticipated cash and working capital requirements for operations over the next twelve months. Additionally, we expect to use any excess cash primarily to reduce outstanding debt and to fund additional acquisitions and/or repurchases of our common stock. As part of our long-term growth strategy, we intend to consider additional acquisition opportunities from time to time, which may require additional debt or equity financing.
Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the U.S. For foreign entities not treated as branches for U.S. tax purposes, we do not provide for U.S. income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. As of March 31, 2008, we had approximately $37.0 million in cash and cash equivalents resident in our foreign subsidiaries.
Off Balance Sheet Arrangements
We have entered into off-balance sheet arrangements, which include guaranties and indemnifications, as defined by the SEC’s Final Rule 67, “Disclosure in Management’s Discussion and Analysis About Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.” The guaranties and indemnifications are discussed in Note 10 to our Consolidated Financial Statements in Part I, Item 1 of this report. We believe that none of our off-balance sheet arrangements has, or is reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Recently Issued Accounting Pronouncements
Other than the partial adoption of Statement of Financial Accounting Standard No. 157 “Fair Value Measurements” (“SFAS No. 157”) effective January 1, 2008, as discussed in Note 8, there have been no material changes or additions to the recently issued accounting pronouncements as previously reported in Note 1 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007 which affect or may affect our financial statements.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Contractual Obligations
At March 31, 2008, our contractual obligations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than 5
	Total	1 Year	Years	Years	Years
Long-Term Debt (a)	$203,500	$—	$151,000	$52,500	$—
Operating lease obligations (b)	62,499	13,260	19,125	14,043	16,071
Severance and restructuring obligations (c)	11,063	8,449	2,614	—	—
Other contractual obligations (d)	50,817	19,186	18,636	4,950	8,045

Total	$327,879	$40,895	$191,375	$71,493	$24,116

(a)	On April 1, 2008, we entered into a new five-year $300.0 million senior revolving credit facility, which replaced our existing revolving credit facility and our term loan facility. As such, amounts included in our contractual obligations table above have been updated to reflect the $52.5 million outstanding at March 31, 2008 under our term loan as due in April 2013, the date at which the new senior revolving credit facility matures. Long-term debt also includes our accounts receivable securitization facility that expires September 2009. See further discussion in Note 4 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(b)	As there were no material changes in our operating lease obligations during the quarter, amounts included in the table above reflect our operating lease obligations as of December 31, 2007 as reported in Part II, Item 7 of our Annual Report on From 10-K for the year ended December 31, 2007.

(c)	As a result of approved severance and restructuring plans, we expect future cash expenditures related to employee termination benefits and facilities based costs. See further discussion in Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(d)	For those other contractual obligations that did not change materially from December 31, 2007, the table above includes:
I.	Estimated interest payments of $11.6 million in 2008 and 2009, respectively, based on the current debt balance of $202.3 million at December 31, 2007 under the asset backed securitization facility, revolving credit facility and term loan multiplied by the December 31, 2007 weighted average interest rate of 5.8% per annum.

II.	Amounts totaling $8.4 million over the next six years to the Valley of the Sun Bowl Foundation for sponsorship of the Insight Bowl and $8.8 million over the next eight years for advertising and marketing events with the Arizona Cardinals NFL team at the University of Phoenix stadium. See further discussion in Note 15 to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on From 10-K for the year ended December 31, 2007.

III.	During the year ended December 31, 2005, we adopted FIN No. 47 which states that companies must recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the amount can be reasonably estimated. We estimate that we will owe $3.2 million in future years in connection with these obligations.

In July 2007, we signed a statement of work with a third party that was engaged to assist us in integrating into our IT system our hardware, services and software distribution operations in the U.S., Canada, EMEA and APAC. During the quarter ended March 31, 2008, we renegotiated the contract to include a new scope of work, whereby we agreed to engage the third party on current and future IT related projects. As a result of this renegotiation, previously reported commitments as of December 31, 2007 totaling $14.4 million over the next two years were settled with a $3.1 million payment made in April 2008. The new commitments approximate $4.0 million over the next 18 to 24 months.

INSIGHT ENTERPRISES, INC.
The table above also excludes $13.5 million of liabilities under FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes,” as we are unable to reasonably estimate the ultimate amount of timing of settlement. See further discussion in Note 11 to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007.
Although we set purchase targets with our partners tied to the amount of supplier reimbursements we receive, we have no material contractual purchase obligations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in our reported market risks, as described in “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered in this report, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and determined that as of March 31, 2008 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Software Spectrum, Inc., as successor to CS&T, is party to litigation brought in the Belgian courts regarding a dispute over the terms of a tender awarded by the Belgian Ministry of Defence (“MOD”) in November 2000. In February 2001, CS&T brought a breach of contract suit against MOD in the Court of First Instance in Brussels and claimed breach of contract damages in the amount of approximately $150,000. MOD counterclaimed against CS&T for cost to cover in the amount of approximately $2.7 million, and, in July 2002, CS&T added a Belgian subsidiary of Microsoft as a defendant. We believe that MOD’s counterclaims are unfounded, and we have filed a defense to the counterclaim. The proceedings are currently stayed. We cannot make an estimate of the possible loss or range of loss, if any, related to this claim.
On March 10, 2008, TeleTech Holdings, Inc. (“Teletech”) sent us a demand for arbitration pursuant to the Stock Purchase Agreement (“SPA”) entered into between the parties, whereby TeleTech acquired Direct Alliance Corporation (“DAC”), a former subsidiary of Insight, effective June 30, 2006. TeleTech claims that it is entitled to a $5.0 million “clawback” under the SPA relating to the non-renewal of an agreement between DAC and one of its clients. We dispute Teletech’s allegations and intend to vigorously defend this matter. In recording the disposition of DAC on June 30, 2006, we deferred the $5.0 million as a contingent gain on sale related to this clawback. As such, amounts paid to Teletech under the clawback provision, if any, would not have any effect on our results of operations.
As previously disclosed, on April 1, 2008, we completed the acquisition of Calence pursuant to an agreement and plan of merger (the “Merger Agreement”), a related support agreement (the “Support Agreement”) and other ancillary agreements. In April 2008, in connection with an investigation being conducted by the United States Department of Justice (the “DOJ”), Calence received a subpoena from the Office of the Inspector General of the Federal Communications Commission (the “FCC”) requesting documents related to the award, by the Universal Service Administration Company (“USAC”), of funds under the E-Rate program to a participating school district. The E-Rate program provides schools and libraries with discounts to obtain affordable telecommunications and internet access. No allegations have been made against Calence, and we are cooperating with the FCC, USAC and the DOJ and are in the process of responding to the subpoena. Pursuant to the Merger Agreement and the Support Agreement, the former owners of Calence have agreed to indemnify us for certain damages that may arise out of or result from this matter, including our fees and expenses for responding to the subpoena.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the three months ended March 31, 2008.

INSIGHT ENTERPRISES, INC.
We have never paid a cash dividend on our common stock.
Issuer Purchases of Equity Securities

			(c)	(d)
	(a)		Total Number of Shares	Approximate Dollar Value
	Total Number	(b)	Purchased as Part of	of Shares That May Yet be
	of Shares	Average Price	Publicly Announced	Purchased Under the Plans
Period	Purchased	Paid per Share	Plans or Programs	or Programs
January 1, 2008 through January 31, 2008	—	$—	—	$50,000,000
February 1, 2008 through February 29, 2008	—	—	—	50,000,000
March 1, 2008 through March 31, 2008	867,900	17.28	867,900	$35,000,000

Total	867,900	$17.28	867,900

On November 14, 2007, we announced that our Board of Directors had authorized the purchase of up to $50.0 million of our common stock through September 30, 2008. During the three months ended March 31, 2008, we purchased in open market transactions 867,900 shares of our common stock at a total cost of $15.0 million (an average price of $17.28 per share). All shares repurchased have been retired as of March 31, 2008. Subsequent to March 31, 2008 through May 5, 2008, we repurchased an additional $20.6 million of the $50.0 million of common stock authorized under the program. During 2008, the total repurchases under this program through May 5, 2008 represented approximately 2.3 million shares at an average price of $15.33 per share.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.

INSIGHT ENTERPRISES, INC.
Item 6. Exhibits.
(a) Exhibits (unless otherwise noted, exhibits are filed herewith).

Exhibit No.	Description

3.1	Composite Certificate of Incorporation of Insight Enterprises, Inc. (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the year ended December 31, 2005 filed on February 17, 2006, File No. 0-25092).

3.2	Amended and Restated Bylaws of the Insight Enterprises, Inc. (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on January 14, 2008, File No. 0-25092).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).

4.2	Stockholder Rights Agreement and Exhibits A and B (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on March 17, 1999, File No. 0-25092).

10.1	Agreement and Plan of Merger, dated January 24, 2008, among Insight Enterprises, Inc., Insight Networking Services, LLC and Calence, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on January 28, 2008, File No. 0-25092).

10.2	Support Agreement, dated January 24, 2008, among Insight Enterprises, Inc., Avnet, Inc., Calence Holdings, Inc., Michael F. Fong, Timothy J. Porthouse, Richard J. Lesniak, Jr., Mary Donna Rives Lesniak, The Richard J. Lesniak Irrevocable Trust, and the Mary Donna Lesniak Irrevocable Trust (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on January 28, 2008, File No. 0-25092).

10.3	Second Amended and Restated Credit Agreement, dated as of April 1, 2008, among Insight Enterprises, Inc., the European Borrowers (as defined therein), the lenders party thereto, J.P. Morgan Europe Limited, as European Agent, Wells Fargo Bank, National Association and U.S. Bank National Association, as Co-Syndication Agents, and JPMorgan Chase Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 4, 2008, File No. 0-25092).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

INSIGHT ENTERPRISES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2008	INSIGHT ENTERPRISES, INC.
	By:	/s/ Richard A. Fennessy
Richard A. Fennessy
President and Chief Executive Officer (Duly Authorized Officer)

	By:	/s/ Glynis A. Bryan
Glynis A. Bryan
Chief Financial Officer (Principal Financial Officer)

INSIGHT ENTERPRISES, INC.
EXHIBIT INDEX

Exhibit No.	Description

3.1	Composite Certificate of Incorporation of Insight Enterprises, Inc. (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the year ended December 31, 2005 filed on February 17, 2006, File No. 0-25092).

3.2	Amended and Restated Bylaws of the Insight Enterprises, Inc. (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on January 14, 2008, File No. 0-25092).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).

4.2	Stockholder Rights Agreement and Exhibits A and B (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on March 17, 1999, File No. 0-25092).

10.1	Agreement and Plan of Merger, dated January 24, 2008, among Insight Enterprises, Inc., Insight Networking Services, LLC and Calence, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on January 28, 2008, File No. 0-25092).

10.2	Support Agreement, dated January 24, 2008, among Insight Enterprises, Inc., Avnet, Inc., Calence Holdings, Inc., Michael F. Fong, Timothy J. Porthouse, Richard J. Lesniak, Jr., Mary Donna Rives Lesniak, The Richard J. Lesniak Irrevocable Trust, and the Mary Donna Lesniak Irrevocable Trust (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on January 28, 2008, File No. 0-25092).

10.3	Second Amended and Restated Credit Agreement, dated as of April 1, 2008, among Insight Enterprises, Inc., the European Borrowers (as defined therein), the lenders party thereto, J.P. Morgan Europe Limited, as European Agent, Wells Fargo Bank, National Association and U.S. Bank National Association, as Co-Syndication Agents, and JPMorgan Chase Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 4, 2008, File No. 0-25092).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.