Form 10-Q
period 2008-06-30
INSIGHT ENTERPRISES INC
filed 2008-08-11
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008
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
Yes ☐       No ☑
The number of shares outstanding of the issuer’s common stock as of August 6, 2008 was 45,556,370.

INSIGHT ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
Three Months Ended June 30, 2008

INSIGHT ENTERPRISES, INC.
FORWARD-LOOKING INFORMATION
Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect net sales, gross profit, operating expenses, earnings or losses from continuing operations, non-operating income and expenses, net earnings or losses or cash flows, the recoverability of deferred tax assets, the payment of accrued expenses and liabilities and costs or gains that may result from post-closing adjustments pertaining to business acquisitions or dispositions; effects of acquisitions or dispositions and our intentions about additional acquisitions; projections of capital expenditures; our effective tax rate and earnings or losses per share in 2008; hiring plans; plans for future operations; the availability of financing and our needs or plans relating thereto; plans relating to our products and services; the effect of new accounting principles or changes in accounting policies; the effect of guaranty and indemnification obligations and off balance sheet arrangements; the outcome of ongoing tax audits; statements related to accounting estimates, including estimated stock option and other equity award forfeitures, and deferred compensation cost amortization periods; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions, and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that the events discussed in the forward-looking statements will occur, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:
•	changes in the information technology industry and/or the economic environment;

•	our reliance on partners for product availability, marketing funds, purchasing incentives and competitive products to sell;

•	disruptions in our information technology systems and voice and data networks, including our system upgrade and the migration of acquired businesses to our information technology systems and voice and data networks;

•	the integration and operation of acquired businesses, including our ability to achieve expected benefits of the acquisitions;

•	actions of our competitors, including manufacturers and publishers of products we sell;

•	the informal inquiry from the Securities and Exchange Commission (“SEC”) and stockholder litigation related to our historical stock option granting practices and the related restatement of our consolidated financial statements;

•	the risks associated with international operations;

•	seasonal changes in demand for sales of software licenses;

•	increased debt and interest expense and lower availability on our financing facilities and changes in the overall capital markets that could increase our borrowing costs or reduce future availability of financing;

•	exposure to currency exchange risks and volatility in the U.S. dollar exchange rate;

•	our dependence on key personnel;

•	risk that purchased goodwill or intangible assets become impaired;

•	failure to comply with the terms and conditions of our public sector contracts;

•	rapid changes in product standards; and

•	intellectual property infringement claims and challenges to our registered trademarks and trade names.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
INSIGHT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$109,563	$56,718
Accounts receivable, net of allowances for doubtful accounts of $22,701 and $22,831, respectively	1,222,860	1,072,612
Inventories	98,924	98,863
Inventories not available for sale	31,379	21,450
Deferred income taxes	21,905	22,020
Other current assets	33,499	38,916

Total current assets	1,518,130	1,310,579

Property and equipment, net of accumulated depreciation of $121,944 and $107,577, respectively	166,864	158,467
Goodwill	91,640	306,742
Intangible assets, net of accumulated amortization of $19,013 and $12,262, respectively	104,750	80,922
Deferred income taxes	111,319	392
Other assets	19,344	10,076

	$2,012,047	$1,867,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$873,551	$685,578
Accrued expenses and other current liabilities	114,660	113,891
Current portion of long-term debt	—	15,000
Deferred revenue	54,376	42,885

Total current liabilities	1,042,587	857,354
Long-term debt	339,000	187,250
Deferred income taxes	28,455	27,305
Other liabilities	24,259	20,075

	1,434,301	1,091,984

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 45,554 shares at June 30, 2008 and 48,458 shares at December 31, 2007 issued and outstanding,	456	485
Additional paid-in capital	366,663	386,139
Retained earnings	154,788	340,641
Accumulated other comprehensive income — foreign currency translation adjustments	55,839	47,929

Total stockholders’ equity	577,746	775,194

	$2,012,047	$1,867,178

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net sales	$1,397,722	$1,283,449	$2,505,511	$2,407,424
Costs of goods sold	1,195,980	1,098,636	2,150,614	2,069,436

Gross profit	201,742	184,813	354,897	337,988
Selling and administrative expenses	151,909	138,323	284,863	268,081
Goodwill impairment	313,949	—	313,949	—
Severance and restructuring expenses	3,508	2,841	5,408	2,841

(Loss) earnings from operations	(267,624)	43,649	(249,323)	67,066
Non-operating (income) expense:
Interest income	(700)	(396)	(1,301)	(1,054)
Interest expense	3,948	2,981	6,664	7,286
Net foreign currency exchange loss (gain)	1,055	(3,002)	118	(3,656)
Other expense, net	171	496	490	713

(Loss) earnings from continuing operations before income taxes	(272,098)	43,570	(255,294)	63,777
Income tax (benefit) expense	(97,821)	16,761	(91,537)	24,672

Net (loss) earnings from continuing operations	(174,277)	26,809	(163,757)	39,105
Net earnings from a discontinued operation	—	—	—	4,972

Net (loss) earnings	$(174,277)	$26,809	$(163,757)	$44,077

Net (loss) earnings per share — Basic:
Net (loss) earnings from continuing operations	$(3.74)	$0.55	$(3.44)	$0.80
Net earnings from a discontinued operation	—	—	—	0.10

Net (loss) earnings per share	$(3.74)	$0.55	$(3.44)	$0.90

Net (loss) earnings per share — Diluted:
Net (loss) earnings from continuing operations	$(3.74)	$0.54	$(3.44)	$0.79
Net earnings from a discontinued operation	—	—	—	0.10

Net (loss) earnings per share	$(3.74)	$0.54	$(3.44)	$0.89

Shares used in per share calculations:
Basic	46,594	49,099	47,567	49,054

Diluted	46,594	49,402	47,567	49,346

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net (loss) earnings from continuing operations	$(163,757)	$39,105
Plus: net earnings from a discontinued operation	—	4,972

Net (loss) earnings	(163,757)	44,077
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Goodwill impairment	313,949	—
Depreciation and amortization	19,408	17,641
Provision for losses on accounts receivable	1,529	1,459
Write-downs of inventories	4,275	2,841
Non-cash stock-based compensation	5,638	5,663
Gain on sale of a discontinued operation	—	(7,937)
Excess tax benefit from employee gains on stock-based compensation	(108)	(45)
Deferred income taxes	(110,270)	(2,753)
Changes in assets and liabilities:
Increase in accounts receivable	(90,819)	(42,488)
(Increase) decrease in inventories	(14,217)	484
Decrease in other current assets	14,505	11,759
Decrease (increase) in other assets	2,406	(2,221)
Increase in accounts payable	141,297	105,175
Increase (decrease) in deferred revenue	8,289	(12,937)
Decrease in accrued expenses and other liabilities	(13,084)	(17,172)

Net cash provided by operating activities	119,041	103,546

Cash flows from investing activities:
Acquisition of Calence, net of cash acquired	(124,671)	—
Proceeds from sale of a discontinued operation, net of direct expenses	(900)	28,631
Purchases of property and equipment	(15,617)	(18,867)

Net cash (used in) provided by investing activities	(141,188)	9,764

Cash flows from financing activities:
Borrowings on senior revolving credit facility	372,770	—
Repayments on senior revolving credit facility	(176,770)	—
Borrowings on long-term financing facility	181,500	262,000
Repayments on long-term financing facility	(184,500)	(398,000)
Repayments on term loan	(56,250)	(3,750)
Net borrowings on short-term line of credit	—	27,000
Repayments on assumed debt	(7,083)	—
Deferred financing fees	(3,300)	—
Proceeds from sales of common stock under employee stock plans	3,078	2,475
Excess tax benefit from employee gains on stock-based compensation	108	45
Payment of payroll taxes on stock-based compensation through shares withheld	(1,983)	—
Repurchases of common stock	(50,000)	—
Decrease in book overdrafts	(3,893)	(15,606)

Net cash provided by (used in) financing activities	73,677	(125,836)

Foreign currency exchange effect on cash flows	1,315	3,973

Increase (decrease) in cash and cash equivalents	52,845	(8,553)
Cash and cash equivalents at beginning of period	56,718	54,697

Cash and cash equivalents at end of period	$109,563	$46,144

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
On April 1, 2008, we completed the acquisition of Calence, LLC (“Calence”) for a cash purchase price of $125,000,000 plus a preliminary working capital adjustment of $4,032,000, offset by a final post-closing working capital adjustment of $383,000. Up to an additional $35,000,000 of purchase price consideration may be due if Calence achieves certain performance targets over the next four years. During the three months ended June 30, 2008, we accrued an additional $716,000 of purchase price consideration as a result of Calence achieving certain performance targets during the quarter. Such amount was recorded as additional goodwill (see Note 3). We also assumed Calence’s existing debt totaling approximately $7,400,000, of which $7,100,000 was repaid by us at closing. In addition, on April 1, 2008, we entered into a new five-year $300,000,000 senior revolving credit facility, which replaced our existing $75,000,000 revolving credit facility and our term loan facility (see Note 4). The Calence acquisition was funded, in part, using borrowings under the new facility.
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2008, our results of operations for the three and six months ended June 30, 2008 and 2007 and our cash flows for the six months ended June 30, 2008 and 2007. The consolidated balance sheet as of December 31, 2007 was derived from the audited consolidated balance sheet at such date. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission (“SEC”) and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).
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
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Additionally, these estimates and assumptions affect the reported amounts of net sales and expenses during the reported period. Actual results could differ from those estimates. On an on-going basis, we evaluate our estimates, including those related to allowances for doubtful accounts, write-downs of inventories, litigation-related obligations, valuation allowances for deferred tax assets and impairment of goodwill, intangible assets and other long-lived assets if indicators of potential impairment exist.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
2. Net (Loss) Earnings from Continuing Operations Per Share (“EPS”)
Basic EPS is computed by dividing net (loss) earnings from continuing operations available to common stockholders by the weighted-average number of common shares outstanding during each quarter. Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, restricted stock awards and restricted stock units. A reconciliation of the denominators of the basic and diluted EPS calculations follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net (loss) earnings from continuing operations	$(174,277)	$26,809	$(163,757)	$39,105

Denominator:
Weighted-average shares used to compute basic EPS	46,594	49,099	47,567	49,054
Dilutive potential common shares due to dilutive options and restricted stock, net of tax effect	—	303	—	292

Weighted-average shares used to compute diluted EPS	46,594	49,402	47,567	49,346

Net (loss) earnings from continuing operations per share:
Basic	$(3.74)	$0.55	$(3.44)	$0.80

Diluted	$(3.74)	$0.54	$(3.44)	$0.79

No potential common shares were included in the diluted EPS computation for the three and six months ended June 30, 2008 because of the net loss from continuing operations in those periods, which would result in an antidilutive per share amount. During the three and six months ended June 30, 2007, 1,480,000 and 2,456,000 weighted-average outstanding stock options, respectively, were not included in the diluted EPS calculations because the exercise prices of these options were greater than the average market price of our common stock during the respective periods.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
3. Impairment
Goodwill
SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Multiple valuation techniques can be used to assess the fair value of the reporting unit. All of these techniques include the use of estimates and assumptions that are inherently uncertain. Changes in these estimates and assumptions could materially affect the determination of fair value or goodwill impairment, or both. The Company has three reporting units which are the same as our operating segments. At December 31, 2007, our goodwill balance was $306,742,000 allocated among all three of our operating segments, which represented the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed by Insight in connection with previous acquisitions, adjusted for changes in foreign currency exchange rates. We tested goodwill for impairment during the fourth quarter of 2007. At that time, we concluded that the fair value of each of our reporting units was in excess of the carrying value.
On April 1, 2008, we acquired Calence, which has been integrated into our North America business. Under the purchase method of accounting, the purchase price of $139,639,000 was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired of $93,709,000 was recorded as goodwill (see Note 13). The primary driver of the acquisition was to enhance our technical capabilities around networking, advanced communications and managed services and to help accelerate our transformation to a broad-based technology solutions advisor and provider. During the three months ended June 30, 2008, we accrued an additional $716,000 of purchase price consideration (the “earnout”) as a result of Calence achieving certain performance targets during the quarter. Such amount was recorded as additional goodwill. The Calence acquisition and resulting additional goodwill of $94,425,000 was recorded as part of the North America reporting unit.
In consideration of the current market conditions in which we operate and the decline in our overall market capitalization resulting from decreases in the market price of Insight’s publicly traded common stock, we evaluated whether an event (a “triggering event”) had occurred during the second quarter that would require us to perform an interim period goodwill impairment test in accordance with SFAS No. 142. Subsequent to the first quarter of 2008, the Company experienced a relatively consistent decline in market capitalization due to deteriorating market conditions and a significant decline subsequent to our announcement of preliminary first quarter 2008 results on April 23, 2008. During the first quarter of 2008, the market price of Insight’s publicly traded common stock ranged from a high of $19.00 to a low of $15.49, ending the quarter at $17.50 on March 31, 2008. During the second quarter of 2008, the market price of Insight’s publicly traded common stock ranged from a high of $18.20 to a low of $11.00 on April 24, 2008, when the price dropped by 22.5% and did not return to levels above that single day drop through the end of the quarter. Based on the sustained significant decline in the market price of our common stock during the second quarter of 2008, we concluded that a triggering event had occurred subsequent to March 31, 2008, which would more likely than not reduce the fair value of one or more of our reporting units below its respective carrying value.
As a result, we performed the first step of the two-step goodwill impairment test in the second quarter of 2008 in accordance with SFAS No. 142 and compared the fair values of our reporting units to their carrying values. The fair values of our reporting units were determined using established valuation techniques, specifically the market and income approaches. We determined that the fair value of the North America reporting unit was less than the carrying value of the net assets of the reporting unit, and thus, we performed step two of the impairment test for the North America reporting unit. The results of the first step of the two-step goodwill impairment test indicated that the fair value of each of our EMEA and APAC reporting units was in excess of the carrying value, and thus, step two of the impairment test for EMEA and APAC was not performed.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
In step two of the impairment test, we determined the implied fair value of the goodwill in our North America reporting unit and compared it to the carrying value of the goodwill. We allocated the fair value of the North America reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the North America reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. Our step two analysis resulted in no implied fair value of goodwill for the North America reporting unit, and therefore, we recognized a non-cash goodwill impairment charge of $313,949,000, $201,167,000 net of taxes, which represented the entire goodwill balance recorded in our North America operating segment as of June 30, 2008, including the entire amount of the goodwill recorded in connection with the Calence acquisition, including the earnout. The charge is included in (loss) earnings from continuing operations for the three and six months ended June 30, 2008. This non-cash charge will not impact our debt covenant compliance, cash flows or ongoing results of operations.
The changes in the carrying amount of goodwill for the six months ended June 30, 2008 are as follows (in thousands):

	North America	EMEA	APAC	Consolidated
Balance at December 31, 2007	$219,909	$68,725	$18,108	$306,742
Goodwill recorded in connection with the acquisition of Calence	94,425	—	—	94,425
Impairment charge	(313,949)	—	—	(313,949)
Other adjustments	(385)	3,322	1,485	4,422

Balance at June 30, 2008	$—	$72,047	$19,593	$91,640

The other adjustments to goodwill primarily consist of foreign currency translation adjustments. During the six months ended June 30, 2008, foreign currency translation adjustments in EMEA of $5,401,000 were offset by the reversal of a valuation allowance of $2,079,000 against our United Kingdom net operating loss carryforward deferred tax asset (see Note 5).
Intangible Assets
Our other intangible assets of $104,750,000 at June 30, 2008 consist principally of customer relationships acquired in the September 2006 acquisition of Software Spectrum and identifiable intangible assets acquired in the acquisition of Calence of $29,190,000 (see Note 13). All of our intangible assets are subject to amortization. We considered the potential impairment of these other intangibles assets in accordance with SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as applicable. In accordance with SFAS No. 144, we determined that the carrying amount of our intangible assets was recoverable as the carrying amount of the assets was greater than the sum of the undiscounted cash flows expected from the use and disposition of these assets. We concluded that no impairment was indicated.
Other Assets
In connection with completing our goodwill impairment analysis, we also assessed the current fair values of our other significant assets primarily property and equipment, including capitalized costs of software developed for internal use, IT equipment and software licenses. In accordance with SFAS No. 144, we determined that the carrying amount of our other long-lived assets was recoverable as the carrying amount of the assets was greater than the sum of the undiscounted cash flows expected from the use and disposition of these assets. We concluded that no impairment was indicated.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
4. Debt
Our long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2008	2007
Senior revolving credit facility	$196,000	$—
Term loan	—	56,250
Accounts receivable securitization financing facility	143,000	146,000

Total	339,000	202,250
Less: current portion of term loan	—	(15,000)

Long-term debt	$339,000	$187,250

On April 1, 2008, we entered into a new five-year $300,000,000 senior revolving credit facility, which replaced our existing revolving credit facility and our term loan facility. The Calence acquisition was funded, in part, using borrowings under the new facility. Amounts outstanding under the new senior revolving credit facility bear interest, payable quarterly, at a floating rate equal to the prime rate or, at our option, a LIBOR rate plus a pre-determined spread of 0.75% to 1.75%. The weighted average interest rate on amounts outstanding under our senior revolving credit facility was 4.03% during the three months ended June 30, 2008. In addition, we pay a commitment fee on the unused portion of the facility of 0.175% to 0.35%. We have an outstanding letter of credit that reduces the availability on the senior revolving credit facility by $25,000,000. As of June 30, 2008, $79,000,000 was available under the senior revolving credit facility. In conjunction with this refinancing, we did not amend our accounts receivable securitization facility which expires September 7, 2009, under which we had $10,035,000 available at June 30, 2008. The weighted average interest rate on amounts outstanding under our accounts receivable securitization facility was 3.30% during the three months ended June 30, 2008.
Our financing facilities contain various covenants. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified period of time. At June 30, 2008, we were in compliance with all such covenants.
5. Income Taxes
Our effective tax rate for the three months ended June 30, 2008 was 36.0% on a $272,098,000 loss from continuing operations. Our effective tax rate for the six months ended June 30, 2008 was 35.9% on a $255,294,000 loss from continuing operations. The effective tax rate for both periods differed from the United States federal statutory rate of 35.0% due primarily to state income taxes, net of federal tax, and lower taxes on income earned in foreign jurisdictions, offset by the non-deductible portion of the goodwill impairment charge.
Our effective tax rate from continuing operations for the three and six months ended June 30, 2007 were 38.5% and 38.7%, respectively. For the three months ended June 30, 2007, our effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to state income taxes, net of federal tax, as well as non-deductible expenses related to executive compensation. For the six months ended June 30, 2007, our effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to state income taxes, net of federal tax, as well as non-deductible expenses related to executive compensation and an increase in tax reserves in the first quarter of 2007.
We believe it is more likely than not that forecasted income, including income that may be generated as a result of prudent and feasible tax planning strategies, together with the tax effects of deferred tax liabilities, will be sufficient to fully recover our remaining deferred tax assets. In the future, if we determine that realization of the remaining deferred tax asset is not more likely than not, we will need to increase our valuation allowance and record additional income tax expense. As a result of income generated through June 30, 2008 and near-term income forecasts, we determined that we had sufficient positive evidence to recognize our deferred tax asset related to our United Kingdom net operating loss (“NOL”) carryforward. Therefore, the valuation allowance of $2,079,000 against our United Kingdom NOL deferred tax asset was released. Since the NOL related to activity prior to the acquisition of Software Spectrum, the reversal was recorded as a reduction of goodwill (see Note 3) and had no effect on income tax expense during the three and six months ended June 30, 2008.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. The adoption of FIN 48 resulted in no cumulative effect adjustment to our retained earnings. As of June 30, 2008 and December 31, 2007, we had approximately $3,700,000 and $13,500,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $600,000 and $2,600,000, respectively, relate to accrued interest. During the three months ended June 30, 2008, we reversed approximately $9,700,000 of unrecognized tax benefits upon settlement of an audit. The balance arose from a business combination and upon reversal was recorded as an adjustment to a receivable with no effect on our effective tax rate.
As of June 30, 2008, if recognized, $2,200,000 of the liability associated with uncertain tax positions would affect our effective tax rate. The remaining $1,500,000 balance arose from business combinations that, if recognized during 2008, would be recorded as an adjustment to goodwill or a receivable with no effect on our effective tax rate. Upon our expected January 1, 2009 adoption of SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”), changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense, including those associated with acquisitions that closed prior to the effective date of SFAS No. 141R.
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
6. Severance, Restructuring and Acquisition Integration Activities
Severance Costs Expensed in 2008
During the three months ended June 30, 2008, North America, EMEA and APAC recorded severance expense totaling $1,281,000, $2,210,000 and $17,000, respectively, and during the six months ended June 30, 2008, North America, EMEA and APAC recorded severance expense totaling $2,290,000, $3,079,000 and $39,000, respectively, related to on-going restructuring efforts to reduce operating expenses related to support and management functions. The following table details the changes in these liabilities during the six months ended June 30, 2008 (in thousands):

	North America	EMEA	APAC	Consolidated
Severance costs	$2,290	$3,079	$39	$5,408
Cash payments	(1,205)	(512)	(22)	(1,739)

Balance at June 30, 2008	$1,085	$2,567	$17	$3,669

All remaining outstanding obligations are expected to be paid during the year ending December 31, 2008 and are therefore included in accrued expenses and other current liabilities.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Severance Costs Expensed in 2007
During the year ended December 31, 2007, North America, EMEA and APAC recorded severance expense of $2,960,000, $177,000 and $64,000, respectively, primarily associated with the retirement of our former chief financial officer. Of the severance amounts expensed in 2007, EMEA paid $177,000 during 2007. The following table details the changes in these liabilities during the six months ended June 30, 2008 (in thousands):

	North America	APAC	Consolidated
Balance at December 31, 2007	$2,960	$64	$3,024
Cash payments	(118)	(64)	(182)

Balance at June 30, 2008	$2,842	$—	$2,842

Amounts payable at June 30, 2008 relate to payments due to our former chief financial officer that were paid in July 2008 and are therefore included in accrued expenses and other current liabilities.
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
The employee termination benefits relate to severance payments for Software Spectrum teammates in North America and EMEA who have been terminated in connection with integration plans. The facilities based costs relate to future lease payments or lease termination costs associated with vacating certain Software Spectrum facilities in EMEA.
The following table details the changes in these liabilities during the six months ended June 30, 2008 (in thousands):

	North America	EMEA	Consolidated
Balance at December 31, 2007	$543	$4,395	$4,938
Foreign currency translation adjustments	—	224	224
Cash payments	(202)	(171)	(373)

Balance at June 30, 2008	$341	$4,448	$4,789

In the accompanying consolidated balance sheet at June 30, 2008, $2,277,000 is expected to be paid in 2008 and is therefore included in accrued expenses and other current liabilities, and $2,512,000 is expected to be paid after 2008 and is therefore included in other liabilities (long-term).
Restructuring Costs Expensed in 2005
During the year ended December 31, 2005, Insight UK moved into a new facility and recorded facilities-based restructuring costs of $7,458,000.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table details the changes in this liability during the six months ended June 30, 2008 (in thousands):

EMEA
Balance at December 31, 2007	$2,425
Adjustments	50
Cash payments	(816)

Balance at June 30, 2008	$1,659

The remaining accrual of $1,659,000 is expected to be paid in 2008 and is therefore included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet at June 30, 2008.
7. Stock-Based Compensation
We recorded the following pre-tax amounts, by operating segment, for stock-based compensation related to stock options and restricted stock, as detailed below, in the accompanying consolidated financial statements (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
North America	$2,314	$2,979	$3,966	$4,865
EMEA	806	479	1,541	844
APAC	79	24	131	38

Total Continuing Operations	$3,199	$3,482	$5,638	$5,747

Stock Options
For the three months ended June 30, 2008, we recorded a benefit of $261,000 in continuing operations related to the reversal of previously recognized expense as the result of actual forfeited awards being in excess of estimated forfeitures. For the three months ended June 30, 2007, we recorded stock-based compensation expense related to stock options, net of an estimate of forfeitures, of $856,000 in continuing operations. For the six months ended June 30, 2008 and 2007, we recorded stock-based compensation expense related to stock options, net of an estimate of forfeitures, of $277,000 and $2,123,000, respectively, in continuing operations. As of June 30, 2008, total compensation cost related to nonvested stock options not yet recognized is $951,000, which is expected to be recognized over the next 1.31 years on a weighted-average basis. The following table summarizes our stock option activity during the six months ended June 30, 2008:

				Weighted
				Average
			Aggregate	Remaining
	Number	Weighted Average	Intrinsic Value	Contractual
	Outstanding	Exercise Price	(in-the-money options)	Life (in years)
Outstanding at the beginning of period	3,621,130	$19.33
Granted	—	—
Exercised	(344,681)	14.57	$1,074,491

Expired	(570,896)	21.58
Forfeited	(31,577)	19.03

Outstanding at the end of period	2,673,976	19.46	$902	1.62

Exercisable at the end of period	2,434,935	19.62	$902	1.39

Vested and expected to vest	2,645,248	19.48	$902	1.63

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The aggregate intrinsic value at the end of period in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $11.73 as of June 30, 2008, which would have been received by the option holders had all option holders exercised in-the-money options and sold the underlying shares on that date.
The following table summarizes the status of outstanding stock options as of June 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number of	Remaining	Exercise	Number of	Exercise
Exercise	Options	Contractual	Price Per	Options	Price Per
Prices	Outstanding	Life (in years)	Share	Exercisable	Share
$8.89 — 18.53	785,085	2.33	$17.59	572,711	$17.54
18.54 — 19.72	679,924	1.51	19.19	653,257	19.21
19.79 — 20.36	770,110	1.42	20.05	770,110	20.05
20.56 — 40.29	438,782	0.88	22.17	438,782	22.17
41.00	75	1.99	41.00	75	41.00

	2,673,976	1.62	19.46	2,434,935	19.62

Restricted Stock
For the three months ended June 30, 2008 and 2007, we recorded stock-based compensation expense, net of estimated forfeitures, related to restricted stock shares and RSUs of $3,460,000 and $2,626,000, respectively, in continuing operations. For the six months ended June 30, 2008 and 2007, we recorded stock-based compensation expense, net of estimated forfeitures, related to restricted stock shares and RSUs of $5,361,000 and $3,624,000, respectively, in continuing operations. As of June 30, 2008, total compensation cost related to nonvested restricted stock shares and RSUs not yet recognized is $29,329,000, which is expected to be recognized over the next 1.34 years on a weighted-average basis.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
If all or some hurdles are not achieved, 33% of the remaining award (i.e., any shares not issued for achievement of the stock price hurdles set forth above) will be made on February 15, 2013, assuming continued employment. Vesting of the RSUs awarded will occur 50% at the time of the award and 50% on the first anniversary of the award date. If a change in control as defined in the 2007 Omnibus Plan occurs, all units that have been issued by achievement of stock price hurdles will automatically vest, and units that have not been issued will be forfeited. For the three and six months ended June 30, 2008, we recorded stock-based compensation expense related to these RSUs of $254,000 and $447,000, respectively, which is included in the stock-based compensation expense amounts discussed above. As of June 30, 2008, total compensation cost not yet recognized related to these RSUs was $5,992,000 of the $29,329,000 total discussed above. Such compensation expense is being recognized over the period January 2008 through February 2014.
The following table summarizes our restricted stock activity, including restricted stock shares and RSUs, during the six months ended June 30, 2008:

		Weighted Average
	Number	Grant Date Fair Value	Fair Value
Nonvested at the beginning of period	1,108,857	$20.29
Granted	1,232,946	14.98
Vested, including shares withheld to cover taxes	(396,565)	20.41	$7,127,853	(a)

Forfeited	(106,528)	19.50

Nonvested at the end of period	1,838,710	16.75	$21,568,068	(b)

Expected to vest	1,678,367		$19,687,245	(b)

(a)	The fair value of vested restricted stock shares and RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of restricted stock shares and RSUs had all such holders sold their underlying shares on that date.

(b)	The aggregate fair value of the nonvested restricted stock shares and the RSUs expected to vest represents the total pre-tax fair value, based on our closing stock price of $11.73 as of June 30, 2008, which would have been received by holders of restricted stock shares and RSUs had all such holders sold their underlying shares on that date.
During the six months ended June 30, 2008, the restricted stock shares and RSUs that vested for teammates in the United States were net-share settled such that we withheld shares with value equivalent to the teammates’ minimum statutory United States tax obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. The total shares withheld during the six months ended June 30, 2008 of 109,901 was based on the value of the restricted stock shares or RSUs on their vesting date as determined by our closing stock price on such date. For the six months ended June 30, 2008, total payments for the employees’ tax obligations to the taxing authorities were $1,983,000 and are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net-share settlements had the effect of repurchases of common stock as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to us.
8. Fair Value Measurements
In September 2006, FASB issued SFAS No. 157, which provides guidance for determining fair value to measure assets and liabilities. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of the FSP. As such, we did not apply the fair value measurement requirements of SFAS No. 157 for nonfinancial assets and liabilities when performing our goodwill and other asset impairment tests as discussed in Note 3.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Our partial adoption of SFAS No. 157 on January 1, 2008, for financial assets and liabilities and for nonfinancial assets or liabilities that are measured on a recurring basis, did not have any effect on our consolidated financial statements. As of June 30, 2008, we have no nonfinancial assets or liabilities that are measured on a recurring basis and our financial assets or liabilities generally consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities. The estimated fair values of our cash and cash equivalents is determined based on quoted prices in active markets for identical assets. The fair value of the other financial assets and liabilities is based on the value that would be received or paid in an orderly transaction between market participants and approximates the carrying value due to their nature and short duration.
9. Comprehensive Income
Comprehensive (loss) income for the three and six months ended June 30, 2008 and 2007 includes the following component (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net (loss) earnings	$(174,277)	$26,809	$(163,757)	$44,077
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,512	(68)	7,910	6,368

Total comprehensive (loss) income	$(172,765)	$26,741	$(155,847)	$50,445

10. Share Repurchase Program
On November 14, 2007, we announced that our Board of Directors had authorized the purchase of up to $50,000,000 of our common stock through September 30, 2008. During the six months ended June 30, 2008, we purchased in open market transactions 3,493,500 shares of our common stock at a total cost of approximately $50,000,000 (an average price of $14.31 per share), which completes the program. All shares repurchased have been retired as of June 30, 2008.
11. Commitments and Contingencies
Contractual
In July 2007, we signed a statement of work with a third party that was engaged to assist us in integrating into our IT system our hardware, services and software distribution operations in the U.S., Canada, EMEA and APAC. During the quarter ended March 31, 2008, we renegotiated the contract to include a new scope of work, whereby we agreed to engage the third party on current and future IT related projects. As a result of this renegotiation, previously reported commitments as of December 31, 2007 totaling $14,400,000 over the next two years were settled with a $3,100,000 payment made in April 2008, which had been fully accrued as of March 31, 2008. The new commitments approximate $4,000,000 over 18 to 24 months.
In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of June 30, 2008 and December 31, 2007, we had approximately $20,226,000 and $794,000, respectively, of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse the surety company.

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
Indemnifications
From time to time, in the ordinary course of business, we enter into contractual arrangements under which we agree to indemnify either our clients or third-party service providers in the arrangement from certain losses incurred relating to services performed on our behalf or for losses arising from defined events, which may include litigation or claims relating to past performance. These arrangements include, but are not limited to, the indemnification of our landlords for certain claims arising from our use of leased facilities and the indemnification of the lenders that provide our credit facilities for certain claims arising from their extension of credit to us. Such indemnification obligations may not be subject to maximum loss clauses.
In connection with our sale of Direct Alliance in June 2006 and PC Wholesale in March 2007, the sale agreements contain certain indemnification provisions pursuant to which we are required to indemnify the respective buyer for a limited period of time for liabilities, losses or expenses arising out of breaches of covenants and certain breaches of representations and warranties relating to the condition of the respective business prior to and at the time of sale.
Management believes that payments, if any, related to these indemnifications are not probable at June 30, 2008 and, if incurred, would not be material. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
12. Discontinued Operation
On March 1, 2007, we completed the sale of PC Wholesale, a division of our North America operating segment. The net assets sold generated net cash proceeds of $27,731,000. For the six months ended June 30, 2007, the gain on sale of PC Wholesale of $7,937,000, $4,801,000 net of taxes, and PC Wholesale’s earnings during the period of $282,000, $171,000 net of taxes, are classified as net earnings from a discontinued operation. In the fourth quarter of 2007, we resolved certain post-closing contingencies and recognized an additional gain on the sale of PC Wholesale of $350,000, $264,000 net of taxes. This resolution required a cash payment of $900,000 during the first quarter of 2008.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), we have reported the results of operations of PC Wholesale as a discontinued operation in the consolidated statements of operations for all periods presented. We did not allocate interest or general corporate overhead expense to the discontinued operation.
13. Acquisition
On April 1, 2008, we completed our acquisition of Calence for a cash purchase price of $125,000,000 plus a preliminary working capital adjustment of $4,032,000, offset by a final post-closing working capital adjustment of $383,000. Up to an additional $35,000,000 of purchase price consideration may be due if Calence achieves certain performance targets over the next four years. Founded in 1993 and headquartered in Tempe, Arizona, Calence is a leading provider of Cisco networking solutions in the United States, with strong regional presence in the Southwest, Northwest and Midwest, as well as New York, North Carolina and Texas. We believe this acquisition significantly enhances Insight’s technical capabilities around networking and communications, as well as managed services and security, accelerating Insight’s transformation to a broad-based technology solutions advisor and provider.
The following table summarizes the purchase price and the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Purchase price paid as:
Cash and borrowings on senior revolving credit facility		$128,649
Assumed debt		7,311
Acquisition costs		3,679

Total purchase price		139,639
Fair value of net assets acquired:
Current assets	$64,815
Identifiable intangible assets — see description below	29,190
Property and equipment	6,192
Other assets	946
Current liabilities	(54,499)
Other liabilities	(714)

Total fair value of net assets acquired		45,930

Excess purchase price over fair value of net assets acquired (“goodwill”)		$93,709

Under the purchase method of accounting, the purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired was recorded as goodwill. The purchase price was allocated using the information currently available, and we may adjust the purchase price allocation after obtaining more information regarding, among other things, asset valuations, liabilities assumed, restructuring activities and revisions of preliminary estimates. We expect the purchase price allocation to be finalized within twelve months of the acquisition date. We may accrue additional charges in connection with the acquisition of Calence, but the amounts cannot be reasonably estimated at present. During the three months ended June 30, 2008, we accrued an additional $716,000 of purchase price consideration as a result of Calence achieving certain performance targets during the quarter. Such amount was recorded as additional goodwill (see Note 3).

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The estimated values of current assets and liabilities were based upon their historical costs on the date of acquisition due to their short-term nature. Property and equipment were also estimated based upon unamortized costs as they most closely approximated fair value. The estimated value of deferred revenue, of which $3,359,000 is included in current liabilities and $652,000 is included in other liabilities in the table above, was based upon the guidance in EITF 01-03, "Accounting in a Business Combination for Deferred Revenue of an Acquiree,” and was calculated as the estimated cost to fulfill the contractual obligations acquired under various customer contracts plus a fair value profit margin.
Identified intangible assets acquired in the acquisition of Calence totaled $29,190,000 and consist of the following (in thousands):

Customer relationships	$21,800
Backlog — Managed services	4,500
Backlog — Consulting	2,600
Trade name	150
Non-compete agreements	140

29,190
Accumulated amortization	(1,586)

Intangible assets, net at June 30, 2008	$27,604

Amortization is provided using the straight-line method over the following estimated economic lives of the intangible assets:

Estimated Economic Life
Customer relationships	10.75 Years
Backlog — Managed services	4.75 Years
Backlog — Consulting	10 Months
Trade name	10 Months
Non-compete agreements	2 Years
Amortization expense recognized for the period from the acquisition date through June 30, 2008 was $1,586,000. Amortization expense is estimated to be as follows (in thousands):

Years Ending December 31,
2008	$4,759
2009	3,320
2010	2,993
2011	2,975
2012	2,975
2013	2,028
Thereafter	10,140

Total estimated amortization expense	$29,190

Goodwill of $93,709,000 represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from Calence. During the three months ended June 30, 2008, we accrued an additional $716,000 of purchase price consideration as a result of Calence achieving certain performance targets during the quarter. Such amount was recorded as additional goodwill. As discussed in Note 3, we recorded a non-cash goodwill impairment charge during the three months ended June 30, 2008 which represented the entire goodwill balance recorded in our North America operating segment, including the entire amount of the goodwill recorded in connection with the Calence acquisition.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
We have consolidated the results of operations for Calence since its acquisition on April 1, 2008. The following table reports pro forma information as if the acquisition of Calence had been completed at the beginning of each period presented (in thousands, except per share amounts):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2008	2007	2008	2007
Net sales	As reported	$1,397,722	$1,283,449	$2,505,511	$2,407,424
	Pro forma	$1,397,722	$1,367,224	$2,577,536	$2,572,532

Net (loss) earnings from continuing operations	As reported	$(174,277)	$26,809	$(163,757)	$39,105
	Pro forma	$(174,277)	$26,921	$(163,550)	$35,741

Net (loss) earnings	As reported	$(174,277)	$26,809	$(163,757)	$44,077
	Pro forma	$(174,277)	$26,921	$(163,550)	$40,713

Diluted net (loss) earnings per share	As reported	$(3.74)	$0.54	$(3.44)	$0.89
	Pro forma	$(3.74)	$0.54	$(3.44)	$0.83
14. Segment Information
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
All intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments and on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the three or six months ended June 30, 2008.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The tables below present information about our reportable operating segments as of and for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30, 2008
	North America	EMEA	APAC	Consolidated
Net sales	$956,945	$382,271	$58,506	$1,397,722
Costs of goods sold	821,003	325,945	49,032	1,195,980

Gross profit	135,942	56,326	9,474	201,742
Selling and administrative expenses	106,332	40,050	5,527	151,909
Goodwill impairment	313,949	—	—	313,949
Severance and restructuring expenses	1,281	2,210	17	3,508

(Loss) earnings from operations	$(285,620)	$14,066	$3,930	(267,624)

Non-operating expense, net				4,474

Loss from continuing operations before income taxes				(272,098)
Income tax benefit				(97,821)

Net loss from continuing operations				(174,277)
Net earnings from a discontinued operation				—

Net loss				$(174,277)

Total assets at period end	$1,489,335	$587,079	$87,216	$2,012,047 *

*	Consolidated total assets include corporate assets and intercompany eliminations for a net reduction of $151,583.

	Three Months Ended June 30, 2007
	North America	EMEA	APAC	Consolidated
Net sales	$923,899	$331,903	$27,647	$1,283,449
Costs of goods sold	789,710	286,863	22,063	1,098,636

Gross profit	134,189	45,040	5,584	184,813
Selling and administrative expenses	101,092	33,470	3,761	138,323
Severance and restructuring expenses	2,841	—	—	2,841

Earnings from operations	$30,256	$11,570	$1,823	43,649

Non-operating expense, net				79

Earnings from continuing operations before income taxes				43,570
Income tax expense				16,761

Net earnings from continuing operations				26,809
Net earnings from a discontinued operation				—

Net earnings				$26,809

Total assets at period end	$2,168,691	$485,673	$42,112	$1,786,731	*

*	Consolidated total assets include corporate assets and intercompany eliminations for a net reduction of $909,745.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended June 30, 2008
	North America	EMEA	APAC	Consolidated
Net sales	$1,723,369	$700,493	$81,649	$2,505,511
Costs of goods sold	1,483,412	598,792	68,410	2,150,614

Gross profit	239,957	101,701	13,239	354,897
Selling and administrative expenses	197,551	77,602	9,710	284,863
Goodwill impairment	313,949	—	—	313,949
Severance and restructuring expenses	2,290	3,079	39	5,408

(Loss) earnings from operations	$(273,833)	$21,020	$3,490	(249,323)

Non-operating expense, net				5,971

Loss from continuing operations before income taxes				(255,294)
Income tax benefit				(91,537)

Net loss from continuing operations				(163,757)
Net earnings from a discontinued operation				—

Net loss				$(163,757)

Total assets at period end	$1,489,335	$587,079	$87,216	$2,012,047 *

*	Consolidated total assets include corporate assets and intercompany eliminations for a net reduction of $151,583.

	Six Months Ended June 30, 2007
	North America	EMEA	APAC	Consolidated
Net sales	$1,701,100	$659,279	$47,045	$2,407,424
Costs of goods sold	1,454,995	575,768	38,673	2,069,436

Gross profit	246,105	83,511	8,372	337,988
Selling and administrative expenses	195,862	65,481	6,738	268,081
Severance and restructuring expenses	2,841	—	—	2,841

Earnings from operations	$47,402	$18,030	$1,634	67,066

Non-operating expense, net				3,289

Earnings from continuing operations before income taxes				63,777
Income tax expense				24,672

Net earnings from continuing operations				39,105
Net earnings from a discontinued operation				4,972

Net earnings				$44,077

Total assets at period end	$2,168,691	$485,673	$42,112	$1,786,731	*

*	Consolidated total assets include corporate assets and intercompany eliminations for a net reduction of $909,745.
15. Subsequent Event
On July 10, 2008, we acquired MINX Limited, a United Kingdom-based networking services company with annual net sales of approximately $25,000,000 for an initial cash purchase price of approximately $1,500,000 and the assumption of approximately $3,600,000 of existing debt. Up to an additional $750,000 may be due if MINX achieves certain performance targets over a one-year period.

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
The Company
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
Acquisition of Calence
On April 1, 2008, we completed the acquisition of Calence, LLC (“Calence”), one of the nation’s largest independent technology solutions providers specializing in Cisco networking solutions, advanced communications and managed services, for a cash purchase price of $125.0 million plus a preliminary working capital adjustment of approximately $4.0 million, offset by a final post-closing working capital adjustment of $383,000. Up to an additional $35.0 million of purchase price consideration may be due if Calence achieves certain performance targets over the next four years. During the three months ended June 30, 2008, we accrued an additional $716,000 of purchase price consideration as a result of Calence achieving certain performance targets during the quarter. Such amount was recorded as additional goodwill. See discussion relating to goodwill in Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report. We also assumed Calence’s existing debt totaling approximately $7.4 million, of which $7.1 million was repaid by us at closing. This acquisition is consistent with our vision and strategy to become a global value added reseller (“G-VAR”) through continued investment in certain key technology categories, including networking and advanced communications.
Goodwill Impairment
In consideration of the current market conditions in which we operate and the decline in our overall market capitalization resulting from decreases in the market price of Insight’s publicly traded common stock, we evaluated whether an event (a “triggering event”) had occurred during the second quarter that would require us to perform an interim period goodwill impairment test in accordance with SFAS No. 142. Based on the sustained significant decline in the market price of our common stock during the second quarter of 2008, we concluded that a triggering event had occurred subsequent to March 31, 2008, which would more likely than not reduce the fair value of one or more of our reporting units below its respective carrying value. As a result, we performed an interim period goodwill impairment test in the second quarter of 2008 in accordance with SFAS No. 142. The fair values of our reporting units were determined using established valuation techniques, specifically the market and income approaches, and resulted in us recording a non-cash goodwill impairment charge of $313.9 million, $201.2 million net of tax, which represented the entire goodwill balance recorded in our North America operating segment as of June 30, 2008, including the entire amount of the goodwill recorded in connection with the Calence acquisition. The charge is included in (loss) earnings from continuing operations for the three and six months ended June 30, 2008. This non-cash charge will not impact our debt covenant compliance, cash flows or ongoing results of operations. The results of the interim period assessment indicated that the fair value of each of our EMEA and APAC reporting units was in excess of the carrying value.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Quarterly Results
On a consolidated basis, net sales for the three months ended June 30, 2008 increased 9% to $1.40 billion compared to the three months ended June 30, 2007. Gross profit also grew at a rate of 9% to $201.7 million for the three months ended June 30, 2008. The net loss from continuing operations for the three months ended June 30, 2008 of $174.3 million included the goodwill impairment charge of $313.9 million, $201.2 million net of tax, which also resulted in a diluted loss per share from continuing operations of $3.74 for the three months ended June 30, 2008. Results of operations for the three months ended June 30, 2008 also include the effect of severance and restructuring expenses of $3.5 million, $2.3 million net of tax, related to on-going restructuring efforts within the Company. Results of continuing operations for the three months ended June 30, 2007 include severance expenses of $2.8 million, $1.7 million net of tax associated with the retirement of our former chief financial officer and expenses of $4.3 million, $2.6 million net of tax, for professional fees and costs associated with our stock option review.
Net sales in North America increased 4% to $956.9 million primarily due to 98% growth in our networking and connectivity sales with the acquisition of Calence on April 1, 2008. This increase more than offset declines in our legacy hardware business such that overall hardware net sales in North America for the three months ended June 30, 2008 increased 2% year over year. Net sales from enterprise clients declined significantly during the quarter reflecting the difficult market we are faced with in 2008 as clients delay their capital expenditures. Additionally, while net sales to SMB clients declined when compared to the second quarter of last year, they increased 7% when compared to the first quarter of this year, reflecting the progress we are making to improve the web experience on our new IT platform and win back clients. Software net sales remained relatively flat for the three months ended June 30, 2008, even in the soft economy, which we attribute to the sales and marketing initiatives we implemented early in the second quarter. In addition, net sales from services, which also benefited from the acquisition of Calence, increased 124% for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.
Gross margin in North America decreased by 30 basis points from the second quarter of 2007 primarily due to decreases in product margin, which includes vendor funding, primarily driven by market pricing pressures. Earnings from operations benefitted from our recent expense management activities. North America reported a loss from operations of $285.6 million during the second quarter of 2008 resulting from the goodwill impairment charge discussed above, which represented the entire goodwill balance recorded in our North America operating segment as of June 30, 2008. These second quarter 2008 results also include $1.3 million in severance and restructuring expenses, while the second quarter 2007 results include $2.8 million of severance expenses and $4.1 million in professional fees and costs associated with our stock option review.
Net sales in EMEA increased 15% to $382.3 million, in part reflecting a 21% increase in software sales during the three months ended June 30, 2008 compared the three months ended June 30, 2007 and the foreign currency benefit of the weak U.S. dollar compared to the various European currencies in which we do business. Excluding the foreign currency benefit, net sales increased 7% year over year. Gross margin in EMEA increased over 110 basis points from the three months ended June 30, 2007 as a result of strong software category performance and a continued migration to fee based software programs. Earnings from operations in the EMEA segment increased 21.6% compared to the second quarter of 2007 to $14.1 million reflecting higher gross profit partially offset by increases in selling and administrative expenses from increased headcount and severance expenses of $2.2 million during the quarter.
Net sales in APAC increased 112% to $58.5 million with gross margin on these sales of 16.2%. Earnings from operations in this segment during the three months ended June 30, 2008 of $3.9 million reflected a 116% increase year over year as the segment has benefited from the hiring of incremental experienced software sales and support teammates last quarter.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Reconciliations of segment results of operations to consolidated results of operations can be found in Note 14 to the Consolidated Financial Statements in Part I, Item 1 of this report.
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
Guidance
Given the overall uncertainty within the IT market and expected softness in the second half of the year, the Company is maintaining its previously issued outlook that full-year diluted earnings per share will be between $1.50 and $1.60. This estimate excludes the goodwill impairment charge, severance, restructuring and any other nonrecurring charges.
Reconciliation of consolidated diluted EPS from continuing operations GAAP to non-GAAP guidance for the year ending December 31, 2008:

GAAP	$(2.79) to (2.69)
Goodwill impairment, net of tax	4.22
Severance, net of tax	0.07

Non-GAAP	$1.50 to 1.60

Critical Accounting Estimates
Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). For a summary of significant accounting policies, see Note 1 to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results, however, may differ from estimates we have made. Members of our senior management have discussed the critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors. See discussion about critical accounting estimates relating to goodwill in Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.
There have been no changes to the items disclosed as critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
RESULTS OF OPERATIONS
The following table sets forth for the periods presented certain financial data as a percentage of net sales for the three and six months ended June 30, 2008 and 2007. As discussed in Note 12 to the Consolidated Financial Statements in Part I, Item 1 of this report, we have reported the results of operations of PC Wholesale, which we sold on March 1, 2007, along with the gain on sale of PC Wholesale, as a discontinued operation in the Consolidated Statements of Operations for the six months ended June 30, 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	85.6	85.6	85.8	86.0

Gross profit	14.4	14.4	14.2	14.0
Selling and administrative expenses	10.9	10.8	11.4	11.1
Goodwill impairment	22.5	—	12.6	—
Severance and restructuring expenses	0.2	0.2	0.2	0.1

(Loss) earnings from operations	(19.2)	3.4	(10.0)	2.8
Non-operating expense, net	0.3	—	0.2	0.2

(Loss) earnings from continuing operations before income taxes	(19.5)	3.4	(10.2)	2.6
Income tax (benefit) expense	(7.0)	1.3	(3.7)	1.0

Net (loss) earnings from continuing operations	(12.5)	2.1	(6.5)	1.6
Net earnings from a discontinued operation	—	—	—	0.2

Net (loss) earnings	(12.5%)	2.1%	(6.5%)	1.8%

Net Sales. Net sales for the three months ended June 30, 2008 increased 9% compared to the three months ended June 30, 2007. Net sales for the six months ended June 30, 2008 increased 4% compared to the six months ended June 30, 2007. Our net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2008	2007	Change	2008	2007	Change
North America	$956,945	$923,899	4%	$1,723,369	$1,701,100	1%
EMEA	382,271	331,903	15%	700,493	659,279	6%
APAC	58,506	27,647	112%	81,649	47,045	74%

Consolidated	$1,397,722	$1,283,449	9%	$2,505,511	$2,407,424	4%

Net sales in North America increased $33.0 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 primarily due to 98% growth in our networking and connectivity sales with the acquisition of Calence on April 1, 2008. This increase more than offset declines in our legacy hardware business such that overall hardware net sales in North America for the three months ended June 30, 2008 increased 2% year over year. Net sales from enterprise clients declined significantly during the quarter reflecting the difficult market we are faced with in 2008 as some of our largest clients delay their capital expenditures. Additionally, while net sales to SMB clients declined when compared to the second quarter of last year, they increased 7% when compared to the first quarter of this year reflecting the progress we are making to improve the web experience on our new IT platform and win back clients. Software net sales for the three months ended June 30, 2008 remained relatively consistent year over year, even in the soft economy, which we attribute to the sales and marketing initiatives we implemented early in the second quarter. Net sales from services, which also benefited from the acquisition of Calence, increased 124% for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. North America had 1,455 account executives at June 30, 2008, an increase from 1,336 at June 30, 2007. Net sales per average number of account executives in North America decreased to $696,700 for the three months ended June 30, 2008 from $708,000 for the three months ended June 30, 2007.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Net sales in EMEA increased $50.4 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Of this increase, $23.0 million resulted primarily from increased software net sales, which increased 21% year over year. More than half of the increase, or $27.4 million, resulted from the foreign currency benefit of the weak U.S. dollar year over year compared to the various European currencies of the countries in which we do business. Net sales in EMEA increased $41.2 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The positive year to date results also primarily resulted from the foreign currency benefit of the weak U.S. dollar. It should be noted that EMEA had two more shipping days in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and the same number of shipping days in the six months ended June 30, 2008 and June 30, 2007. EMEA had 646 account executives at June 30, 2008, an increase from 544 at June 30, 2007. Net sales per average number of account executives in EMEA decreased to $611,100 for the three months ended June 30, 2008 compared to $628,000 for the three months ended June 30, 2007.
Our APAC segment recognized net sales of $58.5 million and $81.6 million for the three and six months ended June 30, 2008, respectively, an increase of 112% and 74%, respectively, year over year as the segment has benefited from the hiring of incremental experienced software sales and support teammates last quarter.
Percentage of net sales by category for North America, EMEA and APAC were as follows for the three months ended June 30, 2008 and 2007:

	North America		EMEA		APAC
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
Sales Mix	2008	2007	2008	2007	2008	2007
Networking and connectivity	18%	10%	3%	4%	—	—
Notebooks and PDAs	9%	11%	7%	8%	—	—
Servers and storage	8%	11%	5%	5%	—	—
Desktops	6%	6%	3%	4%	—	—
Printers	3%	4%	3%	3%	—	—
Memory and processors	2%	4%	1%	2%	—	—
Supplies and accessories	3%	4%	3%	3%	—	—
Monitors and video	4%	4%	3%	2%	—	—
Miscellaneous	7%	7%	3%	3%	—	—

Hardware	60%	61%	31%	34%	—	—
Software	35%	37%	68%	65%	100%	100%
Services	5%	2%	<1%	<1%	<1%	<1%

	100%	100%	100%	100%	100%	100%

Percentage of net sales by category for North America, EMEA and APAC were as follows for the six months ended June 30, 2008 and 2007:

	North America		EMEA		APAC
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
Sales Mix	2008	2007	2008	2007	2008	2007
Networking and connectivity	15%	10%	4%	4%	—	—
Notebooks and PDAs	10%	11%	8%	8%	—	—
Servers and storage	9%	11%	6%	7%	—	—
Desktops	7%	6%	4%	4%	—	—
Printers	4%	5%	3%	3%	—	—
Memory and processors	3%	4%	1%	2%	—	—
Supplies and accessories	3%	5%	3%	3%	—	—
Monitors and video	4%	4%	3%	3%	—	—
Miscellaneous	8%	8%	3%	3%	—	—

Hardware	63%	64%	35%	37%	—	—
Software	33%	33%	64%	62%	100%	100%
Services	4%	3%	<1%	<1%	<1%	<1%

	100%	100%	100%	100%	100%	100%

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Currently, our offerings in North America and the United Kingdom include brand name IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC currently only include software and select software-related services. Beginning in the three months ended March 31, 2008, we have combined servers with storage in reporting our sales mix and are reporting desktops separately to conform with how we internally analyze our results. All prior period information has been reclassified for comparative purposes. The increase in networking and connectivity sales as a percentage of net sales in North America is due to the acquisition of Calence.
Gross Profit. Gross profit grew at a rate of 9% to $201.7 million for the three months ended June 30, 2008, with a slight increase in gross margin. Our gross profit and gross profit as a percentage of net sales by operating segment for the three and six months ended June 30, 2008 and 2007 were as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
		% of		% of		% of		% of
		Net		Net		Net		Net
	2008	Sales	2007	Sales	2008	Sales	2007	Sales
North America	$135,942	14.2%	$134,189	14.5%	$239,957	13.9%	$246,105	14.5%
EMEA	56,326	14.7%	45,040	13.6%	101,701	14.5%	83,511	12.7%
APAC	9,474	16.2%	5,584	20.2%	13,239	16.2%	8,372	17.8%

Consolidated	$201,742	14.4%	$184,813	14.4%	$354,897	14.2%	$337,988	14.0%

North America’s gross profit increased for the three months ended June 30, 2008 by 1% compared to the three months ended June 30, 2007. Gross profit per account executive decreased 4% to $99,000 for the three months ended June 30, 2008 from $102,800 for the three months ended June 30, 2007. As a percentage of net sales, gross profit decreased by 30 basis points from the second quarter of 2007 due primarily to decreases in product margin, which includes vendor funding, primarily driven by market pricing pressures. These decreases were offset partially by a 47 basis point improvement in gross margin resulting from increased sales of services, which are typically at higher margins. North America’s gross profit decreased for the six months ended June 30, 2008 by 2% compared to the six months ended June 30, 2007. As a percentage of net sales, gross profit decreased due primarily to decreases in product margin, which includes vendor funding, primarily driven by market pricing pressures and lower net sales to SMB clients earlier in the period.
EMEA’s gross profit increased for the three months ended June 30, 2008 by 25% compared to the three months ended June 30, 2007. Gross profit per account executive increased 6% to $90,100 for the three months ended June 30, 2008 from $85,200 for the three months ended June 30, 2007. As a percentage of net sales, gross profit increased 110 basis points from the three months ended June 30, 2007 due primarily to increases in product margin, which includes vendor funding, of just over 50 basis points as well as an increase in agency fees for Microsoft enterprise agreement renewals of just under 50 basis points. EMEA’s gross profit increased for the six months ended June 30, 2008 by 22% compared to the six months ended June 30, 2007. As a percentage of net sales, gross profit increased by approximately 180 basis points from the six months ended June 30, 2007 due primarily to increases in product margin, which includes vendor funding, of 125 basis points as well as an increase in agency fees for Microsoft enterprise agreement renewals of 67 basis points. These increases were offset partially by decreases in supplier discounts of 14 basis points. More specifically with regard to vendor funding, we have enjoyed an increase in amounts earned under rebate programs with our hardware distributors as well as some of our non-Microsoft publishers in EMEA. Additionally, we have experienced an increase in vendor funding of the type that is classified as a reduction of costs of goods sold as opposed to a reduction in operating expenses.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
As a result of expansion and increases in APAC’s software net sales during the quarter, APAC’s gross profit for the three months ended June 30, 2008 grew by $3.9 million or 70% compared to the three months ended June 30, 2007. APAC’s gross profit increased for the six months ended June 30, 2008 by $4.9 million or 58% compared to the six months ended June 30, 2007.
Operating Expenses.
Selling and Administrative Expenses. Selling and administrative expenses increased approximately 10% for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Selling and administrative expenses increased approximately 6% for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Selling and administrative expenses as a percent of net sales by operating segment for the three and six months ended June 30, 2008 and 2007 were as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
		% of		% of		% of		% of
		Net		Net		Net		Net
	2008	Sales	2007	Sales	2008	Sales	2007	Sales

North America	$106,332	11.1%	$101,092	10.9%	$197,551	11.5%	$195,862	11.5%
EMEA	40,050	10.5%	33,470	10.1%	77,602	11.1%	65,481	9.9%
APAC	5,527	9.5%	3,761	13.6%	9,710	11.9%	6,738	14.3%

Consolidated	$151,909	10.9%	$138,323	10.8%	$284,863	11.4%	$268,081	11.1%

North America’s selling and administrative expenses increased 5% for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The increase in selling and administrative expenses is primarily attributable to increased expenses as a result of the acquisition of Calence of approximately $13.0 million. The additional expenses resulting from Calence were partially offset by decreases in selling and administrative expenses in the legacy Insight business as a result of our expense management initiatives and the effect on the year over year comparison of the professional fees associated with the review of our historical stock option practices of $4.1 million in the three months ended June 30, 2007.
North America’s selling and administrative expenses were $197.6 million for the six months ended June 30, 2008, approximately 11.5% of net sales for the period, a level that was consistent with the same period in the prior year. Decreases in selling and administrative expenses attributable to the effect on the year over year comparison of the professional fees associated with the review of our historical stock option practices of $9.5 million in the six months ended June 30, 2007 were offset by the additional expenses resulting from Calence discussed above.
EMEA’s selling and administrative expenses increased 20% for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The increase in selling and administrative expenses is primarily attributable to salaries and wages, employee-related expenses and contract labor, which increased approximately $5 million due to increases in sales incentive programs and employee headcount. The effect of currency exchange rates between the weak U.S. dollar as compared to the various European currencies in which we do business accounted for approximately $2.1 million of the net year over year increase.
EMEA’s selling and administrative expenses increased 19% for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The increase in selling and administrative expenses is primarily attributable to salaries and wages, employee-related expenses and contract labor, which increased approximately $11 million due to increases in sales incentive programs, increases in recruitment costs and employee headcount. The effect of currency exchange rates between the weak U.S. dollar as compared to the various European currencies in which we do business accounted for approximately $4.7 million of the net year over year increase.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
APAC’s selling and administrative expenses increased 47% for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and increased 44% for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. These increases were primarily due to in the hiring of experienced software sales and support teammates during the first quarter of 2008.
Goodwill Impairment. As discussed in Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report, we recorded a non-cash goodwill impairment charge during the three months ended June 30, 2008 of $313.9 million, which represented the entire goodwill balance recorded in our North America operating segment as of June 30, 2008.
Severance and Restructuring Expenses. During the three months ended June 30, 2008, North America, EMEA and APAC recorded severance expense of $1.3 million, $2.2 million, and $17,000, respectively, related to on-going restructuring efforts. During the six months ended June 30, 2008, North America, EMEA and APAC recorded severance expense of $2.3 million, $3.1 million, and $39,000, respectively. During the three and six months ended June 30, 2007, North America recorded severance expense of $2.8 million related to the retirement of our former chief financial officer.
Interest Income. Interest income for the three and six months ended June 30, 2008 and 2007 was generated through short-term investments. The increase in interest income year over year is due to improved cash management, partially offset by decreases in interest rates.
Interest Expense. Interest expense for the three and six months ended June 30, 2008 and 2007 primarily relates to borrowings under our financing facilities. The increase in interest expense for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 is primarily a result of the increase in the weighted average borrowings outstanding with the acquisition of Calence in the three months ended June 30, 2008, partially offset by decreases in interest rates. The decrease in interest expense for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 is due primarily to decreases in interest rates during the respective periods, offset partially by an increase in the weighted average borrowings outstanding. In conjunction with our refinancing of our existing term loan and revolving credit facility on April 1, 2008 discussed in Note 4 to the Consolidated Financial Statements in Part I, Item 1 if this report, we recorded a loss on debt extinguishment of $591,000 in the quarter ended June 30, 2008 to write off a portion of our debt issue costs to interest expense.
Net Foreign Currency Exchange Losses (Gains). These losses (gains) result from foreign currency transactions, including intercompany balances that are not considered long-term in nature. The changes in these amounts primarily result from changes in the intercompany balances of our foreign subsidiaries and the volatility of the related foreign currency exchange rates.
Other Expense, Net. Other expense, net, consists primarily of bank fees associated with our financing facilities and cash management and were not considered material during the three or six months ended June 30, 2008 or 2007.
Income Tax Expense. Our effective tax rate from continuing operations for the three months ended June 30, 2008 changed to a benefit of 36.0% from an expense of 38.5% for the three months ended June 30, 2007. Our effective tax rate from continuing operations for the six months ended June 30, 2008 changed to a benefit of 35.9% from an expense of 38.7% for the six months ended June 30, 2007. The changes were primarily due to the impairment charge related to non-deductible goodwill taken during the three and six months ended June 30, 2008.
Earnings from a Discontinued Operation. As discussed in Note 12 to the Consolidated Financial Statements in Part I, Item 1 of this report, we have reported the results of operations of PC Wholesale, which we sold on March 1, 2007, along with the gain on sale of PC Wholesale as a discontinued operation in the Consolidated Statements of Operations for the six months ended June 30, 2007.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Liquidity and Capital Resources
The following table sets forth certain consolidated cash flow information for the six months ended June 30, 2008 and 2007 (in thousands):

	Six Months Ended
	June 30,
	2008	2007

Net cash provided by operating activities	$119,041	$103,546
Net cash (used in) provided by investing activities	(141,188)	9,764
Net cash provided by (used in) financing activities	73,677	(125,836)
Foreign currency exchange effect on cash flow	1,315	3,973

Increase (decrease) in cash and cash equivalents	52,845	(8,553)
Cash and cash equivalents at beginning of period	56,718	54,697

Cash and cash equivalents at end of period	$109,563	$46,144

Cash and Cash Flow
Our primary uses of cash in the past few years have been to fund acquisitions, working capital requirements and capital expenditures and to repurchase our common stock. We generated very strong operating cash flows for the six months ended June 30, 2008. Operating activities provided $119.0 million in cash, a 15% increase over the six months ended June 30, 2007. Our strong operating cash flows enabled us to fund $50.0 million of repurchases of our common stock during the six months ended June 30, 2008 and increase our cash balance by $56.7 million. Capital expenditures were $15.6 million for the six months ended June 30, 2008, a 17% decrease from the six months ended June 30, 2007, primarily related to expenditures for our IT systems upgrade. We increased our net borrowings by over $130 million during the quarter and used those funds to acquire Calence on April 1, 2008. Additionally, the six months ended June 30, 2008 benefited from a $1.3 million positive effect of foreign currency exchange rates on cash flow.
We sold PC Wholesale in March 2007 and have presented it as a discontinued operation. Except for net earnings, amounts related to the discontinued operation have not been removed from the cash flow statement for the six months ended June 30, 2007 because the effect is immaterial. See Note 12 to the Consolidated Financial Statements in Part I, Item 1 of this report for further discussion.
Net cash provided by operating activities. Cash flows from operations for the six months ended June 30, 2008 and 2007 resulted primarily from net earnings before the non-cash goodwill impairment during the six months ended June 30, 2008, depreciation, amortization and non-cash stock-based compensation expense as well as increases in deferred revenue and accounts payable. These increases in operating cash flows were partially offset by increases in deferred income tax assets associated with the goodwill impairment, increases in accounts receivable and decreases in accrued expenses and other liabilities. The increases in accounts receivable and accounts payable are due primarily to an increase in net sales compared to the prior year and include the effect of the Calence acquisition in higher accounts receivable and accounts payable balances at June 30, 2008.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Our consolidated cash flow operating metrics for the quarter ended June 30, 2008 and 2007 are as follows:

	2008	2007
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	80	73
Inventory turns (excluding inventories not available for sale) (b)	51	45
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	66	59

(a)	Calculated as the balance of accounts receivable, net at the end of the period divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 91 days.

(b)	Calculated as annualized costs of goods sold divided by average inventories. Average inventories is calculated as the sum of the balances of inventories at the beginning of the quarter plus inventories at the end of quarter divided by two.

(c)	Calculated as the balances of accounts payable at the end of the period divided by daily costs of goods sold. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 91 days.
The increase in DSOs from the three months ended June 30, 2007 is due primarily to a higher percentage of accounts receivable in foreign operations with longer net terms. The increase in DPOs from the three months ended June 30, 2007 continues to reflect enhanced management of working capital during the 2008 second quarter. These operating metrics include the effect of the Calence acquisition in higher accounts receivable and accounts payable balances at June 30, 2008 as well as higher net sales and costs of goods sold during the three months ended June 30, 2008.
Assuming sales continue to increase in the future, we expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms granted to our clients in order to take advantage of supplier discounts.
Net cash (used in) provided by investing activities. During the six months ended June 30, 2008, we used $132.3 million, net of cash acquired of $7.6 million, to acquire Calence. Capital expenditures of $15.6 million and $18.9 million for the six months ended June 30, 2008 and 2007, respectively, primarily related to investments to upgrade our IT systems, including capitalized costs of software developed for internal use, IT equipment and software licenses. We expect total capital expenditures in 2008 to be between $30.0 million and $35.0 million. During the six months ended June 30, 2007, we received net proceeds of $28.6 million from the sale of a discontinued operation. During the six months ended June 30, 2008, we made a payment of $900,000 to resolve certain post-closing contingencies related to that sale.
Net cash provided by (used in) financing activities. During the six months ended June 30, 2008, net borrowings under our financing facilities totaled $136.8 million. The increase in our outstanding debt balances primarily related to the acquisition of Calence on April 1, 2008. Funds provided by new borrowings were utilized, in part, to repay $7.1 million of debt assumed from Calence at closing. During the six months ended June 30, 2008, we also funded repurchases of 3.5 million shares of our common stock in open market transactions at a total cost of approximately $50.0 million (an average price of $14.31 per share). These repurchases completed a program previously approved by our Board of Directors authorizing the purchase of up to $50.0 million of our common stock through September 30, 2008. All shares repurchased have been retired as of June 30, 2008. During the six months ended June 30, 2007, cash used in financing activities was primarily for net repayments of outstanding debt of $112.8 million and a decrease in book overdrafts of $15.6 million.
On April 1, 2008, we entered into a new five-year $300.0 million senior revolving credit facility, which replaced our existing revolving credit facility and our term loan facility. The Calence acquisition was funded, in part, using borrowings under the new facility. Amounts outstanding under the new senior revolving line of credit bear interest, payable quarterly, at a floating rate equal to the prime rate or, at our option, a LIBOR rate plus a pre-determined spread of 0.75% to 1.75%. In addition, we pay a commitment fee on the unused portion of the line of 0.175% to 0.35%. We have an outstanding letter of credit that reduces the availability on the senior revolving credit facility by $25.0 million. As of June 30, 2008, $79.0 million was available under the senior revolving credit facility. In conjunction with this refinancing, we did not amend our accounts receivable securitization facility which expires September 7, 2009, under which we had $10.0 million available at June 30, 2008.

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
Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the U.S. For foreign entities not treated as branches for U.S. tax purposes, we do not provide for U.S. income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. As of June 30, 2008, we had approximately $62.1 million in cash and cash equivalents resident in our foreign subsidiaries.
Off Balance Sheet Arrangements
We have entered into off-balance sheet arrangements, which include guaranties and indemnifications, as defined by the SEC’s Final Rule 67, “Disclosure in Management’s Discussion and Analysis About Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.” These guaranties and indemnifications are discussed in Note 11 to our Consolidated Financial Statements in Part I, Item 1 of this report. We believe that none of our off-balance sheet arrangements has, or is reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
Contractual Obligations
At June 30, 2008, our contractual obligations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than 5
	Total	1 Year	Years	Years	Years
Long-Term Debt (a)	$339,000	$—	$143,000	$—	$196,000
Operating lease obligations (b)	62,499	13,260	19,125	14,043	16,071
Severance and restructuring obligations (c)	12,959	10,447	2,512	—	—
Other contractual obligations (d)	67,471	10,759	25,944	20,748	10,020

Total	$481,929	$34,466	$190,581	$34,791	$222,091

(a)	On April 1, 2008, we entered into a new five-year $300.0 million senior revolving credit facility, which replaced our existing revolving credit facility and our term loan facility. As such, amounts included in our contractual obligations table above have been updated to reflect the $196.0 million outstanding at June 30, 2008 under our senior revolving credit facility as due in April 2013, the date at which the new facility matures. Long-term debt also includes our accounts receivable securitization facility that expires in September 2009. See further discussion in Note 4 to the Consolidated Financial Statements in Part I, Item 1 of this report.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
(b)	As there were no material changes in our operating lease obligations during the six months ended June 30, 2008, amounts included in the table above reflect our operating lease obligations as of December 31, 2007 as reported in Part II, Item 7 of our Annual Report on From 10-K for the year ended December 31, 2007.

(c)	As a result of approved severance and restructuring plans, we expect future cash expenditures related to employee termination benefits and facilities based costs. See further discussion in Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(d)	The table above includes:
I.	Estimated interest payments of $3.9 million in 2008, $7.9 million in each of the years 2009 through 2012 and $2.0 million in 2013, respectively, based on the current debt balance of $196.0 million at June 30, 2008 under the senior revolving credit facility, multiplied by the weighted average interest rate for the three months ended June 30, 2008 of 4.03% per annum.

II.	Estimated interest payments of $2.4 million and $3.1 million in 2008 and 2009, respectively, based on the current debt balance of $143.0 million at June 30, 2008 under the asset backed securitization facility, multiplied by the weighted average interest rate for the three months ended June 30, 2008 of 3.30% per annum.

III.	Amounts totaling $8.4 million over the next six years to the Valley of the Sun Bowl Foundation for sponsorship of the Insight Bowl and $8.8 million over the next eight years for advertising and marketing events with the Arizona Cardinals NFL team at the University of Phoenix stadium. See further discussion in Note 15 to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007.

IV.	During the year ended December 31, 2005, we adopted FIN No. 47 which states that companies must recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the amount can be reasonably estimated. We estimate that we will owe $3.2 million in future years in connection with these obligations.

V.	In July 2007, we signed a statement of work with a third party that was engaged to assist us in integrating into our IT system our hardware, services and software distribution operations in the U.S., Canada, EMEA and APAC. During the quarter ended March 31, 2008, we renegotiated the contract to include a new scope of work, whereby we agreed to engage the third party on current and future IT related projects. The new commitments approximate $4.0 million over 18 to 24 months.
The table above also excludes $3.7 million of liabilities under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” as we are unable to reasonably estimate the ultimate amount of timing of settlement. See further discussion in Note 5 to the Consolidated Financial Statements in Part I, Item 1 of this report and Note 11 to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered in this report, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and determined that as of June 30, 2008 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the three months ended June 30, 2008.
We have never paid a cash dividend on our common stock.

INSIGHT ENTERPRISES, INC.
Issuer Purchases of Equity Securities

			(c)	(d)
	(a)		Total Number of Shares	Approximate Dollar Value
	Total Number	(b)	Purchased as Part of	of Shares That May Yet be
	of Shares	Average Price	Publicly Announced	Purchased Under the Plans
Period	Purchased	Paid per Share	Plans or Programs	or Programs
April 1, 2008 through April 30, 2008	934,400	$15.37	934,400	$20,639,401
May 1, 2008 through May 31, 2008	1,691,200	12.20	1,691,200	—
June 1, 2008 through June 30, 2008	—	—	—	$—

Total	2,625,600	$13.33	2,625,600

On November 14, 2007, we announced that our Board of Directors had authorized the purchase of up to $50.0 million of our common stock through September 30, 2008. During the six months ended June 30, 2008, we purchased in open market transactions 3.5 million shares of our common stock at a total cost of approximately $50.0 million (an average price of $14.31 per share), which completes the program. All shares repurchased have been retired as of June 30, 2008.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
Our 2008 Annual Meeting of Stockholders was held on May 6, 2008. At the 2008 Annual Meeting of Stockholders, the following proposals were considered:
(1)	The election of three Class II directors to serve until the 2011 annual meeting of stockholders or until their respective successors have been duly elected and qualified; and

(2)	The ratification of the appointment of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2008.

INSIGHT ENTERPRISES, INC.
The proposals were approved by the following votes:

			Abstentions or	Broker
	Votes For	Votes Against	Votes Withheld	Non-Votes
Proposal 1
Election of Richard A. Fennessy	42,765,561	—	1,018,756	—
Election of Larry A. Gunning	42,182,842	—	1,601,475	—
Election of Robertson C. Jones	40,517,297	—	3,267,020	—

Proposal 2
Ratification of the appointment of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2008	43,280,067	489,711	14,539	—
In addition, Class I Directors (Bennett Dorrance, Michael M. Fisher and David J. Robino) and Class III Directors (Timothy A. Crown and Kathleen S. Pushor) continued their respective terms of office following the 2008 Annual Meeting of Stockholders.
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

3.2	Amended and Restated Bylaws of Insight Enterprises, Inc. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on January 14, 2008, File No. 0-25092).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).
4.2	Stockholder Rights Agreement and Exhibits A and B (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on March 17, 1999, File No. 0-25092).
10.1	Separation and General Release Agreement between Insight Enterprises, Inc. and Stanley Laybourne.
10.2	Employment Agreement, effective as of January 12, 2007, between Insight Enterprises, Inc. and Catherine Eckstein.
10.3	Release and Severance Agreement, effective as of August 1, 2008, between Insight Enterprises, Inc. and Catherine Eckstein.
10.4	Employment Agreement, effective as of January 12, 2007, between Insight Enterprises, Inc. and Gary M. Glandon.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

INSIGHT ENTERPRISES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2008	INSIGHT ENTERPRISES, INC.
	By:	/s/ Richard A. Fennessy
Richard A. Fennessy
President and Chief Executive Officer (Duly Authorized Officer)

	By:	/s/ Glynis A. Bryan
Glynis A. Bryan
Chief Financial Officer (Principal Financial Officer)

INSIGHT ENTERPRISES, INC.
EXHIBIT INDEX

Exhibit No.	Description

3.1
Composite Certificate of Incorporation of Insight Enterprises, Inc. (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the year ended December 31, 2005 filed on February 17, 2006, File No. 0-25092).

3.2	Amended and Restated Bylaws of Insight Enterprises, Inc. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on January 14, 2008, File No. 0-25092).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).

4.2	Stockholder Rights Agreement and Exhibits A and B (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on March 17, 1999, File No. 0-25092).

10.1	Separation and General Release Agreement between Insight Enterprises, Inc. and Stanley Laybourne.

10.2	Employment Agreement, effective as of January 12, 2007, between Insight Enterprises, Inc. and Catherine Eckstein.

10.3	Release and Severance Agreement, effective as of August 1, 2008, between Insight Enterprises, Inc. and Catherine Eckstein.

10.4	Employment Agreement, effective as of January 12, 2007, between Insight Enterprises, Inc. and Gary M. Glandon.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.