Form 10-Q
period 2008-09-30
INSIGHT ENTERPRISES INC
filed 2008-11-07
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008
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
Yes ☐                               No ☑
The number of shares outstanding of the issuer’s common stock as of November 3, 2008 was 45,584,578.

INSIGHT ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
Three Months Ended September 30, 2008

INSIGHT ENTERPRISES, INC.
FORWARD-LOOKING INFORMATION
Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect net sales, gross profit, operating expenses, earnings or losses from continuing operations, non-operating income and expenses, net earnings or losses or cash flows, the recoverability of deferred tax assets, the payment of accrued expenses and liabilities and costs or gains that may result from post-closing adjustments pertaining to business acquisitions or dispositions; effects of acquisitions or dispositions and our intentions about additional acquisitions; projections of capital expenditures; our effective tax rate and earnings or losses per share in 2008; hiring plans; plans for future operations; the availability of financing and our needs or plans relating thereto; plans relating to our products and services; the effect of new accounting principles or changes in accounting policies; the effect of guaranty and indemnification obligations and off balance sheet arrangements; the outcome of ongoing tax audits and litigation; statements related to accounting estimates, including estimated stock option and other equity award forfeitures, and deferred compensation cost amortization periods; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions, and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that the events discussed in the forward-looking statements will occur, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
INSIGHT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$72,451	$56,718
Accounts receivable, net of allowances for doubtful accounts of $21,070 and $22,831, respectively	892,910	1,072,612
Inventories	89,374	98,863
Inventories not available for sale	18,411	21,450
Deferred income taxes	23,344	22,020
Other current assets	28,166	38,916

Total current assets	1,124,656	1,310,579

Property and equipment, net of accumulated depreciation of $127,599 and $107,577, respectively	165,883	158,467
Goodwill	86,760	306,742
Intangible assets, net of accumulated amortization of $23,209 and $12,262, respectively	100,123	80,922
Deferred income taxes	109,825	392
Other assets	18,346	10,076

	$1,605,593	$1,867,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$517,185	$685,578
Accrued expenses and other current liabilities	113,393	113,891
Current portion of long-term debt	168,374	15,000
Deferred revenue	25,652	42,885

Total current liabilities	824,604	857,354

Long-term debt	162,653	187,250
Deferred income taxes	29,807	27,305
Other liabilities	24,988	20,075

	1,042,052	1,091,984

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 45,581 shares at September 30, 2008 and 48,458 shares at December 31, 2007 issued and outstanding	456	485
Additional paid-in capital	368,394	386,139
Retained earnings	161,501	340,641
Accumulated other comprehensive income — foreign currency translation adjustments	33,190	47,929

Total stockholders’ equity	563,541	775,194

	$1,605,593	$1,867,178

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales	$1,168,916	$1,109,705	$3,674,427	$3,517,129
Costs of goods sold	1,014,844	959,859	3,165,458	3,029,295

Gross profit	154,072	149,846	508,969	487,834
Selling and administrative expenses	139,198	130,820	424,061	398,902
Goodwill impairment	—	—	313,949	—
Severance and restructuring expenses	—	—	5,408	2,841

Earnings (loss) from operations	14,874	19,026	(234,449)	86,091
Non-operating (income) expense:
Interest income	(440)	(432)	(1,741)	(1,486)
Interest expense	3,085	2,860	9,749	10,146
Net foreign currency exchange loss (gain)	3,307	849	3,425	(2,807)
Other expense, net	297	428	787	1,141

Earnings (loss) from continuing operations before income taxes	8,625	15,321	(246,669)	79,097
Income tax expense (benefit)	1,912	6,225	(89,625)	30,896

Net earnings (loss) from continuing operations	6,713	9,096	(157,044)	48,201
Net earnings from a discontinued operation	—	—	—	4,972

Net earnings (loss)	$6,713	$9,096	$(157,044)	$53,173

Net earnings (loss) per share — Basic:
Net earnings (loss) from continuing operations	$0.15	$0.18	$(3.35)	$0.98
Net earnings from a discontinued operation	—	—	—	0.10

Net earnings (loss) per share	$0.15	$0.18	$(3.35)	$1.08

Net earnings (loss) per share — Diluted:
Net earnings (loss) from continuing operations	$0.15	$0.18	$(3.35)	$0.97
Net earnings from a discontinued operation	—	—	—	0.10

Net earnings (loss) per share	$0.15	$0.18	$(3.35)	$1.07

Shares used in per share calculations:
Basic	45,569	49,530	46,901	49,213

Diluted	45,719	50,711	46,901	49,801

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net (loss) earnings from continuing operations	$(157,044)	$48,201
Plus: net earnings from a discontinued operation	—	4,972

Net (loss) earnings	(157,044)	53,173
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Goodwill impairment	313,949	—
Depreciation and amortization	30,287	25,960
Provision for losses on accounts receivable	2,185	1,725
Write-downs of inventories	5,829	5,744
Non-cash stock-based compensation	7,556	8,927
Gain on sale of a discontinued operation	—	(7,937)
Excess tax benefit from employee gains on stock-based compensation	(108)	(445)
Deferred income taxes	(108,593)	2,355
Changes in assets and liabilities:
Decrease in accounts receivable	201,010	186,033
Decrease (increase) in inventories	6,294	(2,509)
Decrease in other current assets	18,300	12,704
Decrease (increase) in other assets	2,877	(1,944)
Decrease in accounts payable	(253,561)	(142,794)
Decrease in deferred revenue	(18,845)	(15,175)
Increase (decrease) in accrued expenses and other liabilities	11,985	(26,788)

Net cash provided by operating activities	62,121	99,029

Cash flows from investing activities:
Acquisition of Calence, net of cash acquired	(124,671)	—
Acquisition of MINX, net of cash acquired	(957)	—
Proceeds from sale of a discontinued operation, net of direct expenses	(900)	28,631
Purchases of property and equipment	(23,994)	(27,611)

Net cash (used in) provided by investing activities	(150,522)	1,020

Cash flows from financing activities:
Borrowings on senior revolving credit facility	712,089	—
Repayments on senior revolving credit facility	(549,176)	—
Borrowings on accounts receivable securitization financing facility	466,874	540,000
Repayments on accounts receivable securitization financing facility	(444,500)	(601,000)
Repayments on term loan	(56,250)	(11,250)
Net borrowings under inventory financing facility	18,213	—
Net repayments on short-term line of credit	—	(15,000)
Repayments on assumed debt	(10,978)	—
Deferred financing fees	(3,355)	—
Proceeds from sales of common stock under employee stock plans	5,031	24,342
Excess tax benefit from employee gains on stock-based compensation	108	445
Payment of payroll taxes on stock-based compensation through shares withheld	(2,097)	—
Repurchases of common stock	(50,000)	(22,336)
Increase (decrease) in book overdrafts	21,633	(23,856)

Net cash provided by (used in) financing activities	107,592	(108,655)

Foreign currency exchange effect on cash flows	(3,458)	6,995

Increase (decrease) in cash and cash equivalents	15,733	(1,611)
Cash and cash equivalents at beginning of period	56,718	54,697

Cash and cash equivalents at end of period	$72,451	$53,086

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
On July 10, 2008, we acquired MINX Limited (“MINX”), a United Kingdom-based networking services company with annual net sales of approximately $25,000,000 for an initial cash purchase price of approximately $1,500,000 and the assumption of approximately $3,900,000 of existing debt. Up to an additional $678,000 may be due if MINX achieves certain performance targets over a one-year period.
On April 1, 2008, we completed the acquisition of Calence, LLC (“Calence”) for a cash purchase price of $125,000,000 plus a preliminary working capital adjustment of $4,032,000, offset by a final post-closing working capital adjustment of $383,000. Up to an additional $35,000,000 of purchase price consideration may be due if Calence achieves certain performance targets over the next four years. During the three and nine months ended September 30, 2008, we accrued an additional $1,755,000 and $2,471,000, respectively, of purchase price consideration as a result of Calence achieving certain performance targets during the respective periods. Such amounts were recorded as additional goodwill (see Note 3). We also assumed Calence’s existing debt totaling approximately $7,300,000, of which $7,100,000 was repaid by us at closing. The Calence acquisition was funded, in part, using borrowings under our senior revolving credit facility.
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2008, our results of operations for the three and nine months ended September 30, 2008 and 2007 and our cash flows for the nine months ended September 30, 2008 and 2007. The consolidated balance sheet as of December 31, 2007 was derived from the audited consolidated balance sheet at such date. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission (“SEC”) and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net earnings (loss) from continuing operations	$6,713	$9,096	$(157,044)	$48,201

Denominator:
Weighted-average shares used to compute basic EPS	45,569	49,530	46,901	49,213
Dilutive potential common shares due to dilutive options and restricted stock, net of tax effect	150	1,181	—	588

Weighted-average shares used to compute diluted EPS	45,719	50,711	46,901	49,801

Net earnings (loss) from continuing operations per share:
Basic	$0.15	$0.18	$(3.35)	$0.98

Diluted	$0.15	$0.18	$(3.35)	$0.97

No potential common shares were included in the diluted EPS computation for the nine months ended September 30, 2008 because of the net loss from continuing operations in that period, which would result in an antidilutive per share amount. The following weighted-average outstanding stock options were not included in the diluted EPS calculations because the exercise prices of these options were greater than the average market price of our common stock during the respective periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted-average outstanding stock options excluded from the diluted EPS calculation	2,607	82	—	1,365

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
On April 1, 2008, we acquired Calence, which has been integrated into our North America business. Under the purchase method of accounting, the purchase price of $139,639,000 was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired of $93,709,000 was recorded as goodwill (see Note 13). The primary driver of the acquisition was to enhance our technical capabilities around networking, advanced communications and managed services and to help accelerate our transformation to a broad-based technology solutions advisor and provider. During the three and nine months ended September 30, 2008, we accrued an additional $1,755,000 and $2,471,000, respectively, of purchase price consideration (the “earnout”) as a result of Calence achieving certain performance targets during the respective periods. Such amounts were recorded as additional goodwill. The Calence acquisition and resulting additional goodwill of $96,180,000, including the earnout amounts, was recorded as part of the North America reporting unit.
In consideration of market conditions and the decline in our overall market capitalization resulting from decreases in the market price of Insight’s publicly traded common stock during the three months ended June 30, 2008, we evaluated whether an event (a “triggering event”) had occurred during the second quarter that would require us to perform an interim period goodwill impairment test in accordance with SFAS No. 142. Subsequent to the first quarter of 2008, the Company experienced a relatively consistent decline in market capitalization due to deteriorating market conditions and a significant decline subsequent to our announcement of preliminary first quarter 2008 results on April 23, 2008. During the first quarter of 2008, the market price of Insight’s publicly traded common stock ranged from a high of $19.00 to a low of $15.49, ending the quarter at $17.50 on March 31, 2008. During the second quarter of 2008, the market price of Insight’s publicly traded common stock ranged from a high of $18.20 to a low of $11.00 on April 24, 2008, when the price dropped by 22.5% and did not return to levels above that single day drop through the end of the quarter. Based on the sustained significant decline in the market price of our common stock during the second quarter of 2008, we concluded that a triggering event had occurred subsequent to March 31, 2008, which would more likely than not reduce the fair value of one or more of our reporting units below its respective carrying value.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
As a result, we performed the first step of the two-step goodwill impairment test in the second quarter of 2008 in accordance with SFAS No. 142 and compared the fair values of our reporting units to their carrying values. The fair values of our reporting units were determined using established valuation techniques, specifically the market and income approaches. We determined that the fair value of the North America reporting unit was less than the carrying value of the net assets of the reporting unit, and thus, we performed step two of the impairment test for the North America reporting unit. The results of the first step of the two-step goodwill impairment test indicated that the fair value of each of our EMEA and APAC reporting units was in excess of the carrying value, and thus, we did not perform step two of the impairment test for EMEA or APAC.
In step two of the impairment test, we determined the implied fair value of the goodwill in our North America reporting unit and compared it to the carrying value of the goodwill. We allocated the fair value of the North America reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the North America reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. Our step two analysis resulted in no implied fair value of goodwill for the North America reporting unit, and therefore, we recognized a non-cash goodwill impairment charge of $313,949,000, $201,167,000 net of taxes, which represented the entire goodwill balance recorded in our North America operating segment as of June 30, 2008, including the entire amount of the goodwill recorded in connection with the Calence acquisition, including the earnout through June 30, 2008. The charge is included in earnings (loss) from continuing operations for the nine months ended September 30, 2008. This non-cash charge will not affect our debt covenant compliance, cash flows or ongoing results of operations. The goodwill balance in our North America operating segment as of September 30, 2008 represents the earnout accrual for Calence during the third quarter of 2008.
During the three months ended September 30, 2008, our overall market capitalization increased with increases in the market price of Insight’s publicly traded common stock. Subsequent to the announcement of our results of operations for the second quarter of 2008 on August 11, 2008, the Company experienced a relatively consistent increase in market capitalization. During the third quarter of 2008, the market price of Insight’s publicly traded common stock ranged from a low of $10.70 to a high of $17.11, ending the quarter at $13.41 on September 30, 2008. Based on the increase in the market price of our common stock during the third quarter of 2008 as well as the decline in the carrying value due to the write-off of goodwill during the second quarter of 2008, we concluded that a triggering event had not occurred subsequent to June 30, 2008, which would more likely than not reduce the fair value of one or more of our reporting units below its respective carrying value. We will perform our annual review of goodwill in the fourth quarter.
The changes in the carrying amount of goodwill for the nine months ended September 30, 2008 are as follows (in thousands):

	North America	EMEA	APAC	Consolidated
Balance at December 31, 2007	$219,909	$68,725	$18,108	$306,742
Goodwill recorded in connection with the acquisition of Calence	96,180	—	—	96,180
Goodwill recorded in connection with the acquisition of MINX	—	3,500	—	3,500
Impairment charge	(313,949)	—	—	(313,949)
Other adjustments	(385)	(4,142)	(1,186)	(5,713)

Balance at September 30, 2008	$1,755	$68,083	$16,922	$86,760

The other adjustments to goodwill primarily consist of foreign currency translation adjustments. During the nine months ended September 30, 2008, the adjustments in EMEA also include the reversal of a valuation allowance of $2,079,000 against our United Kingdom net operating loss carryforward deferred tax asset (see Note 5).

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Intangible Assets
Our intangible assets of $100,123,000 at September 30, 2008 consist principally of customer relationships acquired in the September 2006 acquisition of Software Spectrum and identifiable intangible assets acquired in the acquisitions of Calence and MINX of $29,190,000 and $2,874,000, respectively (see Note 13). All of our intangible assets are subject to amortization. In connection with completing our goodwill impairment analysis in the second quarter of 2008, we considered the potential impairment of our other intangibles assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as applicable. In accordance with SFAS No. 144, we determined that the carrying amount of our intangible assets was recoverable as the carrying amount of the assets was greater than the sum of the undiscounted cash flows expected from the use and disposition of these assets. Accordingly, we concluded that no impairment was indicated.
Other Assets
In connection with completing our goodwill impairment analysis in the second quarter of 2008, we also assessed the current fair values of our other significant assets, primarily property and equipment, including capitalized costs of software developed for internal use, IT equipment and software licenses. In accordance with SFAS No. 144, we determined that the carrying amount of our other long-lived assets was recoverable as the carrying amount of the assets was greater than the sum of the undiscounted cash flows expected from the use and disposition of these assets. Accordingly, we concluded that no impairment was indicated.
4. Debt and Inventory Financing Facility
Debt
Our long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2008	2007
Senior revolving credit facility	$162,653	$—
Term loan	—	56,250
Accounts receivable securitization financing facility	168,374	146,000

Total	331,027	202,250
Less: current portion	(168,374)	(15,000)

Long-term debt	$162,653	$187,250

On April 1, 2008, we entered into a new five-year $300,000,000 senior revolving credit facility, which replaced our existing revolving credit facility and our term loan facility. The Calence acquisition was funded, in part, using borrowings under the new facility. Amounts outstanding under the new senior revolving credit facility bear interest, payable quarterly, at a floating rate equal to the prime rate or, at our option, a LIBOR rate plus a pre-determined spread of 0.75% to 1.75%. The weighted average interest rate on amounts outstanding under our senior revolving credit facility was 4.02% during the three months ended September 30, 2008. In addition, we pay a commitment fee on the unused portion of the facility of 0.175% to 0.35%. As of September 30, 2008, $137,087,000 was available under the senior revolving credit facility. The senior revolving credit facility matures on April 1, 2013.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
In connection with the new inventory financing facility discussed below, on September 17, 2008, we amended certain provisions in the senior revolving credit facility to, among other provisions, permit up to $100,000,000 in outstanding indebtedness under the new inventory financing facility and the liens securing such indebtedness.
Also on September 17, 2008, we amended certain provisions of our accounts receivable securitization facility, which was to have expired on September 7, 2009, including, among other provisions, (i) a reduction in the facility amount effective December 17, 2008 from $225,000,000 to $150,000,000, (ii) an increase in the permissible delinquency ratio, and (iii) the creation of a new one-year term through September 17, 2009. The weighted average interest rate on amounts outstanding under our accounts receivable securitization facility during the three months ended September 30, 2008 was 3.51%, and no amounts are available at September 30, 2008. Amounts outstanding under the accounts receivable securitization facility at September 30, 2008 are reflected as the current portion of long-term debt in the accompanying Consolidated Balance Sheet.
Our financing facilities contain various covenants. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified period of time. At September 30, 2008, we were in compliance with all such covenants.
Inventory Financing Facility
On September 17, 2008, we entered into an agreement which provides for a new facility to purchase inventory from a list of approved vendors. The aggregate availability for vendor purchases under the inventory financing facility is $90,000,000, and the facility matures on April 1, 2013 but may be cancelled with 90 days notice. Additionally, the facility may be renewed under certain circumstances described in the agreement for successive twelve month periods. Interest does not accrue on accounts payable under this facility provided the accounts payable are paid within stated vendor terms (ranging from 30 to 60 days). If balances are not paid within stated vendor terms, they will accrue interest at prime plus 1.25%. The facility is guaranteed by the Company and each of its material domestic subsidiaries and is secured by a lien on substantially all of the Company’s domestic assets that is of equal priority to the liens securing borrowings under our senior revolving credit facility. The facility replaced an existing agreement that the Company assumed in connection with the acquisition of Calence on April 1, 2008. As of September 30, 2008, $50,228,000 was included in accounts payable related to this facility.
5. Income Taxes
Our effective tax rate for the three months ended September 30, 2008 was 22.2% on $8,625,000 of earnings from continuing operations. Our effective tax rate for the nine months ended September 30, 2008 was 36.3% on a $246,669,000 loss from continuing operations. The effective tax rate for the three months ended September 30, 2008 differed from the United States federal statutory rate of 35.0% due primarily to the benefit of federal and state research and development credits of $1.1 million recorded during the quarter when the credits were identified and appropriate returns were filed, state income taxes, net of federal tax, and lower taxes on income earned in foreign jurisdictions. The effective tax rate for the nine months ended September 30, 2008 differed from the United States federal statutory rate of 35.0% due primarily to state income taxes, net of federal tax, and lower taxes on income earned in foreign jurisdictions, offset by the non-deductible portion of the goodwill impairment charge during the nine months ended September 30, 2008.
Our effective tax rate from continuing operations for the three and nine months ended September 30, 2007 was 40.6% and 39.1%, respectively. The effective tax rate for both periods was higher than the United States federal statutory rate of 35.0% due primarily to state income taxes, net of federal tax, as well as non-deductible expenses related to executive compensation.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
We believe it is more likely than not that forecasted income, including income that may be generated as a result of prudent and feasible tax planning strategies, together with the tax effects of deferred tax liabilities, will be sufficient to fully recover our deferred tax assets. In the future, if we determine that realization of the deferred tax asset is not more likely than not, we will need to increase our valuation allowance and record additional income tax expense. As a result of income generated through June 30, 2008 and near-term income forecasts, during the second quarter of 2008 we determined that we had sufficient positive evidence to recognize our deferred tax asset related to our United Kingdom net operating loss (“NOL”) carryforward. Therefore, the valuation allowance of $2,079,000 against our United Kingdom NOL deferred tax asset was released. Since the NOL related to activity prior to the acquisition of Software Spectrum, the reversal was recorded as a reduction of goodwill (see Note 3) and had no effect on income tax expense during the nine months ended September 30, 2008.
We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. The adoption of FIN 48 resulted in no cumulative effect adjustment to our retained earnings. As of September 30, 2008 and December 31, 2007, we had approximately $4,000,000 and $13,500,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $500,000 and $2,600,000, respectively, relate to accrued interest. During the second quarter of 2008, we reversed approximately $9,700,000 of unrecognized tax benefits upon settlement of an audit. The balance arose from a business combination and upon reversal was recorded as an adjustment to a receivable from the seller with no effect on our effective tax rate.
As of September 30, 2008, if recognized, $2,900,000 of the liability associated with uncertain tax positions would affect our effective tax rate. The remaining $1,100,000 balance arose from business combinations that, if recognized during 2008, would be recorded as an adjustment to goodwill or a receivable with no effect on our effective tax rate. Upon our January 1, 2009 adoption of SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”), changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense, including those associated with acquisitions that closed prior to the effective date of SFAS No. 141R.
Several of our subsidiaries are currently under audit for the 2002 through 2007 tax years. It is reasonably possible that the examination phase of these audits may conclude in the next twelve months, and the related unrecognized tax benefits for uncertain tax positions will decrease. However, based on the status of the examinations, an estimate of the range of reasonably possible outcomes cannot be made at this time.
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
6. Severance, Restructuring and Acquisition Integration Activities
Severance Costs Expensed in 2008
During the nine months ended September 30, 2008, North America, EMEA and APAC recorded severance expense totaling $2,290,000, $3,079,000 and $39,000, respectively, related to on-going restructuring efforts to reduce operating expenses related to support and management functions. The following table details the changes in these liabilities during the nine months ended September 30, 2008 (in thousands):

	North America	EMEA	APAC	Consolidated
Severance costs	$2,290	$3,079	$39	$5,408
Foreign currency translation adjustments	—	(175)	—	(175)
Cash payments	(1,996)	(1,131)	(39)	(3,166)

Balance at September 30, 2008	$294	$1,773	$—	$2,067

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
The following table details the changes in these liabilities during the nine months ended September 30, 2008 (in thousands):

	North America	APAC	Consolidated
Balance at December 31, 2007	$2,960	$64	$3,024
Cash payments	(2,960)	(64)	(3,024)

Balance at September 30, 2008	$—	$—	$—

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
The following table details the changes in these liabilities during the nine months ended September 30, 2008 (in thousands):

	North America	EMEA	Consolidated
Balance at December 31, 2007	$543	$4,395	$4,938
Foreign currency translation adjustments	—	(168)	(168)
Cash payments	(202)	(230)	(432)

Balance at September 30, 2008	$341	$3,997	$4,338

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
In the accompanying consolidated balance sheet at September 30, 2008, $2,038,000 is expected to be paid by September 30, 2009 and is therefore included in accrued expenses and other current liabilities, and $2,300,000 is expected to be paid after September 30, 2009 and is therefore included in other liabilities (long-term).
Restructuring Costs Expensed in 2005
During the year ended December 31, 2005, Insight UK moved into a new facility and recorded facilities-based restructuring costs of $7,458,000.
The following table details the changes in this liability during the nine months ended September 30, 2008 (in thousands):

EMEA
Balance at December 31, 2007	$2,425
Adjustments	(81)
Cash payments	(899)

Balance at September 30, 2008	$1,445

The remaining accrual of $1,445,000 is expected to be paid by September 30, 2009 and is therefore included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet at September 30, 2008.
7. Stock-Based Compensation
We recorded the following pre-tax amounts, by operating segment, for stock-based compensation related to stock options and restricted stock, as detailed below, in the accompanying consolidated financial statements (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
North America	$1,576	$2,889	$5,542	$7,754
EMEA	298	612	1,839	1,456
APAC	44	45	175	83

Total Consolidated	$1,918	$3,546	$7,556	$9,293

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Stock Options
For the three months ended September 30, 2008 and 2007, we recorded stock-based compensation expense related to stock options, net of an estimate of forfeitures, of $112,000 and $1,024,000, respectively. For the nine months ended September 30, 2008 and 2007, we recorded stock-based compensation expense related to stock options, net of an estimate of forfeitures, of $389,000 and $3,065,000, respectively. As of September 30, 2008, total compensation cost related to nonvested stock options not yet recognized is $832,000, which is expected to be recognized over the next 1.21 years on a weighted-average basis. The following table summarizes our stock option activity during the nine months ended September 30, 2008:

				Weighted
				Average
			Aggregate	Remaining
	Number	Weighted Average	Intrinsic Value	Contractual
	Outstanding	Exercise Price	(in-the-money options)	Life (in years)
Outstanding at the beginning of period	3,621,130	$19.33
Granted	—	—
Exercised	(345,565)	14.56	$1,077,542

Forfeited or expired	(663,387)	19.83

Outstanding at the end of period	2,612,178	19.46	$1,508	1.38

Exercisable at the end of period	2,390,824	19.61	$1,508	1.14

Vested and expected to vest	2,588,773	19.48	$1,508	1.35

The aggregate intrinsic value at the end of period in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $13.41 as of September 30, 2008, which would have been received by the option holders had all option holders exercised in-the-money options and sold the underlying shares on that date.
The following table summarizes the status of outstanding stock options as of September 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number of	Remaining	Exercise	Number of	Exercise
Exercise	Options	Contractual	Price Per	Options	Price Per
Prices	Outstanding	Life (in years)	Share	Exercisable	Share
$8.89 — 18.53	750,380	2.14	$17.62	548,880	$17.57
18.54 — 19.72	672,876	1.25	19.20	653,122	19.21
19.79 — 20.36	768,810	1.17	20.05	768,810	20.05
20.56 — 40.29	419,937	0.62	22.11	419,937	22.11
41.00	75	1.74	41.00	75	41.00

	2,612,078	1.38	19.46	2,390,824	19.61

Restricted Stock
For the three months ended September 30, 2008 and 2007, we recorded stock-based compensation expense, net of estimated forfeitures, related to restricted stock shares and RSUs of $1,806,000 and $2,522,000, respectively. For the nine months ended September 30, 2008 and 2007, we recorded stock-based compensation expense, net of estimated forfeitures, related to restricted stock shares and RSUs of $7,167,000 and $6,228,000, respectively. As of September 30, 2008, total compensation cost related to nonvested restricted stock shares and RSUs not yet recognized is $18,181,000, which is expected to be recognized over the next 1.24 years on a weighted-average basis.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
If all or some hurdles are not achieved, 33% of the remaining award (i.e., any shares not issued for achievement of the stock price hurdles set forth above) will be made on February 15, 2013, assuming continued employment. Vesting of the RSUs awarded will occur 50% at the time of the award and 50% on the first anniversary of the award date. If a change in control as defined in the 2007 Omnibus Plan occurs, all units that have been issued by achievement of stock price hurdles will automatically vest, and units that have not been issued will be forfeited. For the three and nine months ended September 30, 2008, we recorded stock-based compensation expense related to these RSUs of $257,000 and $704,000, respectively, which is included in the stock-based compensation expense amounts discussed above. As of September 30, 2008, total compensation cost not yet recognized related to these RSUs was $5,735,000 of the $18,181,000 total discussed above. Such compensation expense is expected to be recognized through February 2014.
The following table summarizes our restricted stock activity, including restricted stock shares and RSUs, during the nine months ended September 30, 2008:

		Weighted Average
	Number	Grant Date Fair Value	Fair Value
Nonvested at the beginning of period	1,108,857	$20.29
Granted	767,450	12.63
Vested, including shares withheld to cover taxes	(428,389)	20.36	$7,627,814	(a)

Forfeited	(141,748)	19.57

Nonvested at the end of period	1,306,170	15.85	$17,515,740	(b)

Expected to vest	1,238,712		$16,611,128	(b)

(a)	The fair value of vested restricted stock shares and RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of restricted stock shares and RSUs had all such holders sold their underlying shares on that date.

(b)	The aggregate fair value of the nonvested restricted stock shares and the RSUs expected to vest represents the total pre-tax fair value, based on our closing stock price of $13.41 as of September 30, 2008, which would have been received by holders of restricted stock shares and RSUs had all such holders sold their underlying shares on that date.
During the nine months ended September 30, 2008, the restricted stock shares and RSUs that vested for teammates in the United States were net-share settled such that we withheld shares with value equivalent to the teammates’ minimum statutory United States tax obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. The total shares withheld during the nine months ended September 30, 2008 of 117,193 was based on the value of the restricted stock shares or RSUs on their vesting date as determined by our closing stock price on such date. For the nine months ended September 30, 2008, total payments for the employees’ tax obligations to the taxing authorities were $2,097,000 and are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net-share settlements had the effect of repurchases of common stock as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to us.

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
Our partial adoption of SFAS No. 157 on January 1, 2008, for financial assets and liabilities and for nonfinancial assets or liabilities that are measured on a recurring basis, did not have any effect on our consolidated financial statements. As of September 30, 2008, we have no nonfinancial assets or liabilities that are measured on a recurring basis and our financial assets or liabilities generally consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities. The estimated fair values of our cash and cash equivalents is determined based on quoted prices in active markets for identical assets. The fair value of the other financial assets and liabilities is based on the value that would be received or paid in an orderly transaction between market participants and approximates the carrying value due to their nature and short duration.
9. Comprehensive (Loss) Income
Comprehensive (loss) income for the three and nine months ended September 30, 2008 and 2007 includes the following component (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net earnings (loss)	$6,713	$9,096	$(157,044)	$53,173
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(22,649)	9,659	(14,739)	16,027

Total comprehensive (loss) income	$(15,936)	$18,755	$(171,783)	$69,200

10. Share Repurchase Program
On November 14, 2007, we announced that our Board of Directors had authorized the purchase of up to $50,000,000 of our common stock through September 30, 2008. During the nine months ended September 30, 2008, we purchased in open market transactions 3,493,500 shares of our common stock at a total cost of approximately $50,000,000 (an average price of $14.31 per share), which completed the program. All shares repurchased were retired as of June 30, 2008.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
11. Commitments and Contingencies
Contractual
In July 2007, we signed a statement of work with a third party that was engaged to assist us in a company-wide integration of our hardware, services and software distribution operations into our IT systems. During the quarter ended March 31, 2008, we renegotiated the contract to include a new scope of work, whereby we agreed to engage the third party on current and future IT related projects. As a result of this renegotiation, previously reported commitments as of December 31, 2007 totaling $14,400,000 over the next two years were settled with a $3,100,000 payment made in April 2008, which had been fully accrued as of March 31, 2008. The new commitments approximate $4,000,000 over 18 to 24 months.
In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of September 30, 2008 and December 31, 2007, we had approximately $20,184,000 and $794,000, respectively, of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse the surety company.
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
Indemnifications
From time to time, in the ordinary course of business, we enter into contractual arrangements under which we agree to indemnify either our clients or third-party service providers from certain losses incurred relating to services performed on our behalf or for losses arising from defined events, which may include litigation or claims relating to past performance. These arrangements include, but are not limited to, the indemnification of our landlords for certain claims arising from our use of leased facilities and the indemnification of the lenders that provide our credit facilities for certain claims arising from their extension of credit to us. Such indemnification obligations may not be subject to maximum loss clauses.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Management believes that payments, if any, related to these indemnifications are not probable at September 30, 2008 and, if incurred, would not be material. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.
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
In accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”), we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and are adjusted to reflect the effects of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular claim. Although litigation is inherently unpredictable, we believe that we have adequate provisions for probable and estimable losses. It is possible, nevertheless, that the results of our operations, our financial position or our cash flows could be materially and adversely affected in any particular period by the resolution of a legal proceeding. Legal expenses related to defense, negotiations, settlements, rulings and advice of outside legal counsel are expensed as incurred.
In October 2006, we received a letter of informal inquiry from the SEC requesting certain documents relating to our historical stock option grants and practices. On August 12, 2008, the staff of the SEC notified the Company that the SEC’s investigation into the Company’s stock option grant practices has been completed and that the staff does not intend to recommend any enforcement action by the SEC against the Company.
Software Spectrum, Inc., as successor to CS&T, is party to litigation brought in the Belgian courts regarding a dispute over the terms of a tender awarded by the Belgian Ministry of Defence (“MOD”) in November 2000. In February 2001, CS&T brought a breach of contract suit against MOD in the Court of First Instance in Brussels and claimed breach of contract damages in the amount of approximately $150,000. MOD counterclaimed against CS&T in the amount of approximately $2,700,000, and CS&T added two European subsidiaries of Microsoft as defendants. We have filed a defense to the counterclaim. The proceedings are currently stayed, and we are in negotiations to settle the dispute with all parties.
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
On April 1, 2008, we completed the acquisition of Calence pursuant to an agreement and plan of merger (the “Merger Agreement”), a related support agreement (the “Support Agreement”) and other ancillary agreements. In April 2008, in connection with an investigation being conducted by the United States Department of Justice (the “DOJ”), Calence received a subpoena from the Office of the Inspector General of the Federal Communications Commission (the “FCC”) requesting documents related to the award, by the Universal Service Administration Company (“USAC”), of funds under the E-Rate program to a participating school district. The E-Rate program provides schools and libraries with discounts to obtain affordable telecommunications and internet access. No allegations have been made against Calence, and we are cooperating with the FCC, USAC and the DOJ and are in the process of responding to the subpoena. Pursuant to the Merger Agreement and the Support Agreement, the former owners of Calence have agreed to indemnify us for certain losses and damages that may arise out of or result from this matter, including our fees and expenses for responding to the subpoena.
Management believes that the ultimate outcome of these legal proceedings will not have a material effect on our results of operations.

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
12. Discontinued Operation
On March 1, 2007, we completed the sale of PC Wholesale, a division of our North America operating segment. The net assets sold generated net cash proceeds of $27,731,000, after the resolution of post-closing contingencies. For the nine months ended September 30, 2007, the gain on sale of PC Wholesale of $7,937,000, $4,801,000 net of taxes, and PC Wholesale’s earnings during the period of $282,000, $171,000 net of taxes, are classified as net earnings from a discontinued operation. We resolved certain post-closing contingencies and recognized an additional gain on the sale of PC Wholesale of $350,000, $264,000 net of taxes, in the fourth quarter of 2007. This resolution required a cash payment of $900,000 during the first quarter of 2008.
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), we have reported the results of operations of PC Wholesale as a discontinued operation in the consolidated statements of operations for all periods presented. We did not allocate interest or general corporate overhead expense to the discontinued operation.
13. Acquisitions
MINX Limited
On July 10, 2008, we acquired MINX, a United Kingdom-based networking services company with annual net sales of approximately $25,000,000 for an initial cash purchase price of approximately $1,500,000 and the assumption of approximately $3,900,000 of existing debt. Up to an additional $678,000 may be due if MINX achieves certain performance targets over a one-year period. Founded in 2002 and headquartered in Elstree, Hertfordshire, MINX is a European network integrator with Cisco Gold Partner accreditation. We believe this acquisition will significantly enhance our capabilities in the sale, implementation and management of network infrastructure services and solutions in our EMEA operating segment and will compliment our April 1, 2008 acquisition of Calence in our North America operating segment, accelerating Insight’s transformation to a broad-based global technology solutions advisor and provider.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes the purchase price and the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Purchase price paid as:
Cash		$1,497
Assumed debt		3,895
Acquisition costs		116

Total purchase price		5,508
Fair value of net assets acquired:
Current assets	$7,740
Identifiable intangible assets — see description below	2,874
Property and equipment	357
Current liabilities	(8,158)
Other liabilities	(805)

Total fair value of net assets acquired		2,008

Excess purchase price over fair value of net assets acquired (“goodwill”)		$3,500

Under the purchase method of accounting, the purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired was recorded as goodwill. The purchase price was allocated using the information currently available, and we may adjust the purchase price allocation after obtaining more information regarding, among other things, asset valuations, liabilities assumed, restructuring activities and revisions of preliminary estimates. We may accrue additional charges in connection with the acquisition of MINX, but the amounts cannot be reasonably estimated at present.
The estimated values of current assets and liabilities were based upon their historical costs on the date of acquisition due to their short-term nature. Property and equipment were also estimated based upon unamortized costs as they most closely approximated fair value.
Identified intangible assets acquired in the acquisition of MINX totaled approximately $2,874,000 and consist primarily of customer relationships which are being amortized using the straight-line method over their estimated economic life of 8.5 years. Amortization expense recognized for the period from the acquisition date through September 30, 2008 was $123,000. Amortization expense is estimated to be approximately $500,000 per year through 2010.
Goodwill of $3,500,000 represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from MINX. We have consolidated the results of operations for MINX since its acquisition on July 10, 2008. Our historical results would not have been materially affected by the acquisition of MINX and, accordingly, we have not presented pro forma information as if the acquisition had been completed at the beginning of each period presented in our statements of operations.
Calence, LLC
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

Under the purchase method of accounting, the purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired was recorded as goodwill. The purchase price was allocated using the information currently available, and we may adjust the purchase price allocation after obtaining more information regarding, among other things, asset valuations, liabilities assumed, restructuring activities and revisions of preliminary estimates. We may accrue additional charges in connection with the acquisition of Calence, but the amounts cannot be reasonably estimated at present. During the three and nine months ended September 30, 2008, we accrued an additional $1,755,000 and $2,471,000, respectively, of purchase price consideration as a result of Calence achieving certain performance targets during the respective periods. Such amounts were recorded as additional goodwill (see Note 3).
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
Identified intangible assets acquired in the acquisition of Calence totaled $29,190,000 and consist of the following (in thousands):

Customer relationships	$21,800
Backlog — Managed services	4,500
Backlog — Consulting	2,600
Trade name	150
Non-compete agreements	140

29,190
Accumulated amortization	(3,173)

Intangible assets, net at September 30, 2008	$26,017

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Amortization is provided using the straight-line method over the following estimated economic lives of the intangible assets:

Estimated Economic Life
Customer relationships	10.75 Years
Backlog — Managed services	4.75 Years
Backlog — Consulting	10 Months
Trade name	10 Months
Non-compete agreements	2 Years
Amortization expense recognized for the period from the acquisition date through September 30, 2008 was $3,173,000. Amortization expense is estimated to be as follows (in thousands):

Years Ending December 31,
2008	$4,759
2009	3,320
2010	2,993
2011	2,975
2012	2,975
2013	2,028
Thereafter	10,140

Total estimated amortization expense	$29,190

Goodwill of $93,709,000 represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from Calence. During the three and nine months ended September 30, 2008, we accrued an additional $1,755,000 and $2,471,000, respectively, of purchase price consideration as a result of Calence achieving certain performance targets during the respective periods. Such amounts were recorded as additional goodwill. As discussed in Note 3, we recorded a non-cash goodwill impairment charge during the second quarter of 2008 which represented the entire goodwill balance recorded in our North America operating segment, including the entire amount of the goodwill recorded in connection with the Calence acquisition as of June 30, 2008.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
We have consolidated the results of operations for Calence since its acquisition on April 1, 2008. The following table reports pro forma information as if the acquisition of Calence had been completed at the beginning of each period presented (in thousands, except per share amounts):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2008	2007	2008	2007
Net sales	As reported	$1,168,916	$1,109,705	$3,674,427	$3,517,129
	Pro forma	$1,168,916	$1,186,322	$3,746,452	$3,758,854

Net earnings (loss) from continuing operations	As reported	$6,713	$9,096	$(157,044)	$48,201
	Pro forma	$6,713	$8,922	$(156,837)	$44,664

Net earnings (loss)	As reported	$6,713	$9,096	$(157,044)	$53,173
	Pro forma	$6,713	$8,922	$(156,837)	$49,636

Diluted net earnings (loss) per share	As reported	$0.15	$0.18	$(3.35)	$1.07
	Pro forma	$0.15	$0.18	$(3.34)	$1.00
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The tables below present information about our reportable operating segments as of and for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30, 2008
	North America	EMEA	APAC	Consolidated
Net sales	$854,729	$281,366	$32,821	$1,168,916
Costs of goods sold	747,530	239,471	27,843	1,014,844

Gross profit	107,199	41,895	4,978	154,072
Selling and administrative expenses	98,427	36,441	4,330	139,198

Earnings from operations	$8,772	$5,454	$648	14,874

Non-operating expense, net				6,249

Earnings from continuing operations before income taxes				8,625
Income tax expense				1,912

Net earnings from continuing operations				6,713
Net earnings from a discontinued operation				—

Net earnings				$6,713

Total assets at period end	$1,363,670	$438,463	$57,099	$1,605,593	*

*	Consolidated total assets include corporate assets and intercompany eliminations for a net reduction of $253,639.

	Three Months Ended September 30, 2007
	North America	EMEA	APAC	Consolidated
Net sales	$817,747	$264,679	$27,279	$1,109,705
Costs of goods sold	708,729	228,965	22,165	959,859

Gross profit	109,018	35,714	5,114	149,846
Selling and administrative expenses	93,742	33,165	3,913	130,820

Earnings from operations	$15,276	$2,549	$1,201	19,026

Non-operating expense, net				3,705

Earnings from continuing operations before income taxes				15,321
Income tax expense				6,225

Net earnings from continuing operations				9,096
Net earnings from a discontinued operation				—

Net earnings				$9,096

Total assets at period end	$2,198,755	$393,211	$39,393	$1,590,637	*

*	Consolidated total assets include corporate assets and intercompany eliminations for a net reduction of $1,040,722.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2008
	North America	EMEA	APAC	Consolidated
Net sales	$2,578,098	$981,859	$114,470	$3,674,427
Costs of goods sold	2,230,942	838,263	96,253	3,165,458

Gross profit	347,156	143,596	18,217	508,969
Selling and administrative expenses	295,978	114,043	14,040	424,061
Goodwill impairment	313,949	—	—	313,949
Severance and restructuring expenses	2,290	3,079	39	5,408

(Loss) earnings from operations	$(265,061)	$26,474	$4,138	(234,449)

Non-operating expense, net				12,220

Loss from continuing operations before income taxes				(246,669)
Income tax benefit				(89,625)

Net loss from continuing operations				(157,044)
Net earnings from a discontinued operation				—

Net loss				$(157,044)

Total assets at period end	$1,363,670	$438,463	$57,099	$1,605,593 *

*	Consolidated total assets include corporate assets and intercompany eliminations for a net reduction of $253,639.

	Nine Months Ended September 30, 2007
	North America	EMEA	APAC	Consolidated
Net sales	$2,518,847	$923,958	$74,324	$3,517,129
Costs of goods sold	2,163,724	804,733	60,838	3,029,295

Gross profit	355,123	119,225	13,486	487,834
Selling and administrative expenses	289,605	98,646	10,651	398,902
Severance and restructuring expenses	2,841	—	—	2,841

Earnings from operations	$62,677	$20,579	$2,835	86,091

Non-operating expense, net				6,994

Earnings from continuing operations before income taxes				79,097
Income tax expense				30,896

Net earnings from continuing operations				48,201
Net earnings from a discontinued operation				4,972

Net earnings				$53,173

Total assets at period end	$2,198,755	$393,211	$39,393	$1,590,637	*

*	Consolidated total assets include corporate assets and intercompany eliminations for a net reduction of $1,040,722.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
We recorded the following pre-tax amounts, by operating segment, for depreciation and amortization, in the accompanying consolidated financial statements (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
North America	$8,951	$6,537	$24,548	$20,262
EMEA	1,753	1,645	5,198	5,166
APAC	175	137	541	532

Total Consolidated	$10,879	$8,319	$30,287	$25,960

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
Acquisition
On July 10, 2008, we acquired MINX Limited (“MINX”), a United Kingdom-based networking services company with annual net sales of approximately $25.0 million, for an initial cash purchase price of approximately $1.5 million and the assumption of approximately $3.9 million of existing debt. Up to an additional $678,000 may be due if MINX achieves certain performance targets over a one-year period. Founded in 2002 and headquartered in Elstree, Hertfordshire, MINX is a European network integrator with Cisco Gold Partner accreditation. We believe this acquisition will significantly enhance our capabilities in the sale, implementation and management of network infrastructure services and solutions in our EMEA operating segment and will compliment our April 1, 2008 acquisition of Calence in our North America operating segment.
This acquisition, along with the Calence acquisition in the second quarter, is consistent with our vision and strategy to become a global value added reseller (“G-VAR”) through continued investment in certain key technology categories, including networking and advanced communications.
Quarterly Results
On a consolidated basis, net sales for the three months ended September 30, 2008 increased 5% to $1.17 billion compared to the three months ended September 30, 2007. Gross profit also grew at a rate of 3% to $154.1 million for the three months ended September 30, 2008. Net earnings from continuing operations for the three months ended September 30, 2008 decreased 26% and diluted earnings per share from continuing operations decreased 17% compared to the three months ended September 30, 2007. The 2008 results include $3.3 million of net foreign currency losses primarily resulting from the strengthening of the U.S. dollar against the Euro and British Pound Sterling and the volatility of those exchange rates during the quarter. The 2007 results included $849,000 of net foreign currency losses. The 2008 results also include $1.1 million of tax benefit related to federal and state research and development credits recorded during the quarter. Results of continuing operations for the three months ended September 30, 2007 include expenses of $2.5 million for professional fees and costs associated with our stock option review.
Net sales in North America increased 5% to $854.7 million primarily due to 63% growth in our networking and connectivity sales with the acquisition of Calence on April 1, 2008. This increase more than offset declines in our legacy hardware business such that overall hardware net sales in North America for the three months ended September 30, 2008 increased 1% year over year. Hardware net sales, other than networking and connectivity, declined 12% during the quarter reflecting the continuation of the effects of the difficult market we are faced with in 2008. Software net sales for the three months ended September 30, 2008 increased 2% compared to the three months ended September 30, 2007, and we continue to attribute this growth in software net sales to the sales and marketing initiatives we implemented early in the second quarter of 2008. Net

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
sales from services, which also benefited from the acquisition of Calence, increased 126% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, which includes 16% growth in the legacy services business in North America. Gross margin in North America decreased by 80 basis points from the third quarter of 2007 primarily due to market pricing pressures and general economic conditions, which have driven decreases in product margin, which includes vendor funding, decreases in agency fees for Microsoft enterprise software agreement renewals and decreases in freight margin. Including Calence, North America kept selling and administrative expenses as a percentage of net sales flat at 11.5% and reported earnings from operations of $8.8 million during the third quarter of 2008 compared to $15.3 million for the third quarter of 2007. However, the third quarter 2007 results include $2.5 million in professional fees and costs associated with our stock option review.
Net sales in EMEA increased 6% to $281.4 million, in part reflecting a 13% increase in software sales during the three months ended September 30, 2008 compared the three months ended September 30, 2007. Gross margin in EMEA increased 140 basis points from the three months ended September 30, 2007 as a result of strong software and services category performance and a continued migration to fee based software programs. Earnings from operations in the EMEA segment increased 114% compared to the third quarter of 2007 to $5.5 million reflecting higher gross profit partially offset by increases in selling and administrative expenses from increased labor costs.
Net sales in APAC increased 20% to $32.8 million with gross margin on these sales of 15.2%, a decline from 18.7% during the three months ended September 30, 2007. Earnings from operations from this segment were $648,000 during the three months ended September 30, 2008, a decrease from $1.2 million during the three months ended September 30, 2007 due primarily to the decrease in gross margin year over year resulting from a decrease in Microsoft enterprise agreement renewals.
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
Guidance
We expect the demand environment to continue to be soft in the fourth quarter. As a result, we expect fourth quarter 2008 diluted earnings per share to be between $0.27 and $0.34. This estimate includes no severance, restructuring or other one-time charges. The reason for such a wide range is that, worldwide, the current environment is quite unprecedented, making forecasting more difficult. As such, this guidance reflects management’s expectations for the balance of 2008, but the factors that could affect performance are numerous.
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
RESULTS OF OPERATIONS
The following table sets forth for the periods presented certain financial data as a percentage of net sales for the three and nine months ended September 30, 2008 and 2007. As discussed in Note 12 to the Consolidated Financial Statements in Part I, Item 1 of this report, we have reported the results of operations of PC Wholesale, which we sold on March 1, 2007, along with the gain on sale of PC Wholesale, as a discontinued operation in the Consolidated Statements of Operations for the nine months ended September 30, 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	86.8	86.5	86.2	86.1

Gross profit	13.2	13.5	13.8	13.9
Selling and administrative expenses	11.9	11.8	11.5	11.3
Goodwill impairment	—	—	8.6	—
Severance and restructuring expenses	—	—	0.1	0.1

Earnings (loss) from operations	1.3	1.7	(6.4)	2.5
Non-operating expense, net	0.6	0.3	0.3	0.2

Earnings (loss) from continuing operations before income taxes	0.7	1.4	(6.7)	2.3
Income tax expense (benefit)	0.1	0.6	(2.4)	0.9

Net earnings (loss) from continuing operations	0.6	0.8	(4.3)	1.4
Net earnings from a discontinued operation	—	—	—	0.1

Net earnings (loss)	0.6%	0.8%	(4.3%)	1.5%

Net Sales. Net sales for the three months ended September 30, 2008 increased 5% compared to the three months ended September 30, 2007. Net sales for the nine months ended September 30, 2008 increased 4% compared to the nine months ended September 30, 2007. Our net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2008	2007	Change	2008	2007	Change
North America	$854,729	$817,747	5%	$2,578,098	$2,518,847	2%
EMEA	281,366	264,679	6%	981,859	923,958	6%
APAC	32,821	27,279	20%	114,470	74,324	54%

Consolidated	$1,168,916	$1,109,705	5%	$3,674,427	$3,517,129	4%

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Net sales in North America increased $37.0 million or 5% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, primarily due to 63% growth in our networking and connectivity sales with the acquisition of Calence on April 1, 2008. This increase more than offset declines in our legacy hardware business such that overall hardware net sales in North America for the three months ended September 30, 2008 increased 1% year over year. Hardware net sales, other than networking and connectivity, declined 12% during the quarter reflecting the continuation of the effects of the difficult market we are faced with in 2008. Software net sales for the three months ended September 30, 2008 increased 2% compared to the three months ended September 30, 2007, and we continue to attribute the growth in software net sales to the sales and marketing initiatives we implemented early in the second quarter of 2008. Net sales from services, which also benefited from the acquisition of Calence, increased 126% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, which includes 16% growth in the legacy services business in North America.
Net sales in North America increased $59.3 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily due to the acquisition of Calence. North America had 1,439 account executives at September 30, 2008, an increase from 1,362 at September 30, 2007. However, net sales per average number of account executives in North America decreased to $590,700 for the three months ended September 30, 2008 from $606,200 for the three months ended September 30, 2007.
Net sales in EMEA increased $16.7 million or 6% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The increase resulted from increased software net sales, which increased 13% year over year and increased services net sales, which increased 57% year over year. Although hardware net sales decreased 1% year over year, hardware net sales increased 6% in local currency. Excluding the negative effects of foreign currency translation during the quarter, net sales in EMEA would have increased by 7% year over year.
Net sales in EMEA increased $57.9 million or 6% for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The positive year to date results also came from increases in software and services, which grew 11% and 29% respectively, year over year, offset partially by the less than 1% decline in hardware sales. The results were also affected significantly by the foreign currency benefit of the weak U.S. dollar. Excluding the positive effects of foreign currency translation during the nine months ended September 30, 2008, net sales in EMEA would have increased by 1% year over year. It should be noted that EMEA had one more shipping day in both the three months and nine months ended September 30, 2008 compared to the three months and nine months ended September 30, 2007. EMEA had 665 account executives at September 30, 2008, an increase from 563 at September 30, 2007, in part as a result of the acquisition of MINX. Net sales per average number of account executives in EMEA decreased to $429,200 for the three months ended September 30, 2008 compared to $478,200 for the three months ended September 30, 2007.
Our APAC segment recognized net sales of $32.8 million and $114.5 million for the three and nine months ended September 30, 2008, respectively, an increase of 20% and 54%, respectively, year over year as the segment has benefited from the hiring of incremental experienced software sales and support teammates earlier in the year.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Percentage of net sales by category for North America, EMEA and APAC were as follows for the three months ended September 30, 2008 and 2007:

	North America		EMEA		APAC
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
Sales Mix	2008	2007	2008	2007	2008	2007
Networking and connectivity	18%	12%	6%	5%	—	—
Notebooks and PDAs	9%	12%	9%	11%	—	—
Servers and storage	9%	11%	7%	7%	—	—
Desktops	7%	6%	6%	5%	—	—
Printers	4%	6%	3%	4%	—	—
Memory and processors	2%	4%	1%	2%	—	—
Supplies and accessories	4%	4%	4%	4%	—	—
Monitors and video	5%	5%	5%	5%	—	—
Miscellaneous	9%	9%	3%	4%	—	—

Hardware	67%	69%	44%	47%	—	—
Software	27%	28%	55%	52%	100%	100%
Services	6%	3%	1%	1%	<1%	<1%

	100%	100%	100%	100%	100%	100%

Percentage of net sales by category for North America, EMEA and APAC were as follows for the nine months ended September 30, 2008 and 2007:

	North America		EMEA		APAC
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
Sales Mix	2008	2007	2008	2007	2008	2007
Networking and connectivity	16%	11%	5%	4%	—	—
Notebooks and PDAs	10%	11%	8%	9%	—	—
Servers and storage	9%	11%	6%	7%	—	—
Desktops	7%	6%	4%	4%	—	—
Printers	4%	5%	3%	3%	—	—
Memory and processors	3%	4%	1%	2%	—	—
Supplies and accessories	3%	5%	4%	4%	—	—
Monitors and video	4%	5%	4%	4%	—	—
Miscellaneous	8%	8%	3%	3%	—	—

Hardware	64%	66%	38%	40%	—	—
Software	31%	31%	61%	59%	100%	100%
Services	5%	3%	1%	1%	<1%	<1%

	100%	100%	100%	100%	100%	100%

Currently, our offerings in North America and the United Kingdom include brand name IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC currently only include software and select software-related services. Beginning in 2008, we have combined servers with storage in reporting our sales mix and are reporting desktops separately to conform with how we internally analyze our results. All prior period information has been reclassified for comparative purposes. The increase in networking and connectivity sales as a percentage of net sales in North America is due to the acquisition of Calence.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Gross Profit. Gross profit grew at a rate of 3% to $154.1 million for the three months ended September 30, 2008, with a 30 basis point decrease in gross margin. Our gross profit and gross profit as a percentage of net sales by operating segment for the three and nine months ended September 30, 2008 and 2007 were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
		% of		% of		% of		% of
		Net		Net		Net		Net
	2008	Sales	2007	Sales	2008	Sales	2007	Sales

North America	$107,199	12.5%	$109,018	13.3%	$347,156	13.5%	$355,123	14.1%
EMEA	41,895	14.9%	35,714	13.5%	143,596	14.6%	119,225	12.9%
APAC	4,978	15.2%	5,114	18.7%	18,217	15.9%	13,486	18.1%

Consolidated	$154,072	13.2%	$149,846	13.5%	$508,969	13.9%	$487,834	13.9%

North America’s gross profit decreased for the three months ended September 30, 2008 by 2% compared to the three months ended September 30, 2007. Gross profit per account executive decreased 8% to $74,100 for the three months ended September 30, 2008 from $80,800 for the three months ended September 30, 2007. As a percentage of net sales, gross profit decreased by 80 basis points from the third quarter of 2007 primarily due to market pricing pressures which have driven decreases in product margin, which includes vendor funding, of 94 basis points and decreases in agency fees for Microsoft enterprise software agreement renewals of 44 basis points. Additionally, due to increased transportation costs that were not able to be fully passed on to clients, 31 basis points of the decline is attributable to decreases in margin generated by freight. These decreases were offset partially by an 87 basis point improvement in gross margin resulting from increased sales of higher margin services, primarily from our acquisition of Calence.
North America’s gross profit decreased for the nine months ended September 30, 2008 by 2% compared to the nine months ended September 30, 2007. As a percentage of net sales, gross profit decreased by 60 basis points from the nine months ended September 30, 2007 due primarily to decreases in product margin, which includes vendor funding, primarily driven by market pricing pressures.
EMEA’s gross profit increased for the three months ended September 30, 2008 by 17% compared to the three months ended September 30, 2007. Gross profit per account executive decreased 1% to $63,900 for the three months ended September 30, 2008 from $64,500 for the three months ended September 30, 2007. As a percentage of net sales, gross profit increased 140 basis points from the three months ended September 30, 2007 due primarily to increases in product margin, which includes vendor funding, of over 90 basis points as well as an increase in agency fees for Microsoft enterprise agreement renewals of over 50 basis points.
EMEA’s gross profit increased for the nine months ended September 30, 2008 by 20% compared to the nine months ended September 30, 2007. As a percentage of net sales, gross profit increased by approximately 170 basis points from the nine months ended September 30, 2007 due primarily to increases in product margin, which includes vendor funding, of over 110 basis points as well as an increase in agency fees for Microsoft enterprise agreement renewals of over 60 basis points. More specifically with regard to vendor funding, we have enjoyed an increase in amounts earned under rebate programs with our hardware distributors as well as some of our non-Microsoft publishers in EMEA. Additionally, we have experienced an increase in vendor funding of the type that is classified as a reduction of costs of goods sold as opposed to a reduction in operating expenses.
APAC’s gross profit for the three months ended September 30, 2008 decreased by $136,000 or 3% compared to the three months ended September 30, 2007. APAC’s gross profit increased for the nine months ended September 30, 2008 by $4.7 million or 35% compared to the nine months ended September 30, 2007.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Operating Expenses.
Selling and Administrative Expenses. Selling and administrative expenses increased approximately 6% for both the three months ended September 30, 2008 compared to the three months ended September 30, 2007 and the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Selling and administrative expenses as a percent of net sales by operating segment for the three and nine months ended September 30, 2008 and 2007 were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
		% of		% of		% of		% of
		Net		Net		Net		Net
	2008	Sales	2007	Sales	2008	Sales	2007	Sales

North America	$98,427	11.5%	$93,742	11.5%	$295,978	11.5%	$289,605	11.5%
EMEA	36,441	13.0%	33,165	12.5%	114,043	11.6%	98,646	10.7%
APAC	4,330	13.2%	3,913	14.3%	14,040	12.3%	10,651	14.3%

Consolidated	$139,198	11.9%	$130,820	11.8%	$424,061	11.5%	$398,902	11.3%

North America’s selling and administrative expenses increased $4.7 million or 5% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The increase in selling and administrative expenses is primarily attributable to incremental selling and administrative expenses as a result of the acquisition of Calence of approximately $13.0 million during the three months ended September 30, 2008. The additional expenses resulting from Calence were partially offset by decreases in selling and administrative expenses in the legacy Insight business as a result of our expense management initiatives, reduced performance-based compensation expense and the effect on the year over year comparison of the professional fees associated with the review of our historical stock option practices of $2.5 million in the three months ended September 30, 2007.
North America’s selling and administrative expenses were $296.0 million for the nine months ended September 30, 2008, approximately 11.5% of net sales for the period, a level that was consistent with the same period in the prior year. Incremental selling and administrative expenses resulting from Calence since April 1, 2008 of $26.0 million were partially offset by decreases in selling and administrative expenses in the legacy Insight business as a result of our expense management initiatives as well as reduced performance-based compensation expense due to our financial performance. Additionally, the 2008 period benefited from the fact that there were no professional fees associated with the review of our historical stock option practices, whereas selling and administrative expenses in the nine months ended September 30, 2007 included $12.5 million of such professional fees.
EMEA’s selling and administrative expenses increased $3.3 million or 10% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The increase in selling and administrative expenses is primarily attributable to salaries and wages, employee-related expenses and contract labor, which increased $3.5 million due to increases in sales incentive programs and employee headcount.
EMEA’s selling and administrative expenses increased $15.4 million or 16% for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The increase in selling and administrative expenses is primarily attributable to salaries and wages, employee-related expenses and contract labor, which increased due to increases in sales incentive programs, increases in recruitment costs and employee headcount. The effect of currency exchange rates between the weak U.S. dollar as compared to the various European currencies in which we do business accounted for approximately $5 million of the net year over year increase.
APAC’s selling and administrative expenses increased 11% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 and increased 32% for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. These increases were primarily due to the hiring of experienced software sales and support teammates during the first quarter of 2008.

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
Severance and Restructuring Expenses. During the nine months ended September 30, 2008, North America, EMEA and APAC recorded severance expense of $2.3 million, $3.1 million, and $39,000, respectively, related to on-going restructuring efforts. During the nine months ended September 30, 2007, North America recorded severance expense of $2.8 million related to the retirement of our former chief financial officer.
Interest Income. Interest income for the three and nine months ended September 30, 2008 and 2007 was generated through short-term investments. The increase in interest income year over year is due to improved cash management, partially offset by decreases in interest rates.
Interest Expense. Interest expense for the three and nine months ended September 30, 2008 and 2007 primarily relates to borrowings under our financing facilities. The increase in interest expense for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 is primarily a result of the increase in the weighted average borrowings outstanding subsequent to the acquisition of Calence, partially offset by decreases in interest rates. The decrease in interest expense for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 is due primarily to decreases in interest rates during the respective periods, offset partially by an increase in the weighted average borrowings outstanding. In conjunction with our refinancing of our existing term loan and revolving credit facility on April 1, 2008 (discussed in Note 4 to the Consolidated Financial Statements in Part I, Item 1 if this report), we recorded a loss on debt extinguishment of $591,000 in the second quarter of 2008 to write off a portion of our debt issue costs to interest expense.
Net Foreign Currency Exchange Losses (Gains). These losses (gains) result from foreign currency transactions, including the period end remeasurement of intercompany balances that are not considered long-term in nature. The changes in these amounts primarily result from software licenses sold in various foreign currencies and procured in U.S. dollars, changes in the intercompany balances of our foreign subsidiaries and the volatility of the related foreign currency exchange rates.
Other Expense, Net. Other expense, net, consists primarily of bank fees associated with our financing facilities and cash management and were not considered material during the three or nine months ended September 30, 2008 or 2007.
Income Tax Expense. Our effective tax rate from continuing operations for the three months ended September 30, 2008 was 22.2% compared to 40.6% for the three months ended September 30, 2007. The decrease in the effective tax rate from continuing operations was due primarily to the benefit of federal and state research and development credits of $1.1 million recorded during the three months ended September 30, 2008 as well as an increase in the percentage of taxable income being taxed in countries with lower tax rates than the U.S. Our effective tax rate from continuing operations for the nine months ended September 30, 2008 changed to a benefit of 36.3% from an expense of 39.1% for the nine months ended September 30, 2007. The change was primarily due to the impairment charge related to non-deductible goodwill taken during the nine months ended September 30, 2008.
Earnings from a Discontinued Operation. As discussed in Note 12 to the Consolidated Financial Statements in Part I, Item 1 of this report, we have reported the results of operations of PC Wholesale, which we sold on March 1, 2007, along with the gain on sale of PC Wholesale, as a discontinued operation in the Consolidated Statements of Operations for the nine months ended September 30, 2007.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Liquidity and Capital Resources
The following table sets forth certain consolidated cash flow information for the nine months ended September 30, 2008 and 2007 (in thousands):

	Nine Months Ended
	September 30,
	2008	2007

Net cash provided by operating activities	$62,121	$99,029
Net cash (used in) provided by investing activities	(150,522)	1,020
Net cash provided by (used in) financing activities	107,592	(108,655)
Foreign currency exchange effect on cash flow	(3,458)	6,995

Increase (decrease) in cash and cash equivalents	15,733	(1,611)
Cash and cash equivalents at beginning of period	56,718	54,697

Cash and cash equivalents at end of period	$72,451	$53,086

Cash and Cash Flow
Our primary uses of cash in the past few years have been to fund acquisitions, working capital requirements and capital expenditures and to repurchase our common stock. Operating activities provided $62.1 million in cash, a 37% decrease from the nine months ended September 30, 2007. Our operating cash flows enabled us to fund $50.0 million of repurchases of our common stock during the nine months ended September 30, 2008 and still increase our cash balance by $15.7 million. Capital expenditures were $24.0 million for the nine months ended September 30, 2008, a 13% decrease from the nine months ended September 30, 2007, primarily related to expenditures for our IT systems upgrade. We increased our net borrowings by $128.8 million during the nine months ended September 30, 2008 and used those funds to acquire Calence on April 1, 2008. We also utilized our new inventory financing facility to fund $18.2 million of net inventory purchases during the nine months ended September 30, 2008. Additionally, the nine months ended September 30, 2008 included a $3.5 million negative effect of foreign currency exchange rates on cash flow.
We sold PC Wholesale in March 2007 and have presented it as a discontinued operation. Except for net earnings, amounts related to the discontinued operation have not been removed from the cash flow statement for the nine months ended September 30, 2007 because the effect is immaterial. See Note 12 to the Consolidated Financial Statements in Part I, Item 1 of this report for further discussion.
Net cash provided by operating activities. Cash flows from operating activities for the nine months ended September 30, 2008 and 2007 resulted primarily from decreases in accounts receivable, net earnings before the non-cash goodwill impairment during the nine months ended September 30, 2008, depreciation, amortization, decreases in other current assets, increases in accrued expenses and other liabilities and non-cash stock-based compensation expense. These increases in operating cash flows were partially offset by decreases in accounts payable, increases in deferred income tax assets associated with the goodwill impairment during the nine months ended September 30, 2008 and decreases in deferred revenue. The decreases in accounts receivable and accounts payable can be primarily attributed to the seasonal decrease in net sales, offset partially by the effect of the Calence acquisition, resulting in lower accounts receivable and accounts payable balances at September 30, 2008 compared to December 31, 2007.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Our consolidated cash flow operating metrics for the three months ended September 30, 2008 and 2007 are as follows:

	2008	2007
Days sales outstanding in ending accounts receivable (“DSOs”)(a)	70	68
Inventory turns (excluding inventories not available for sale) (b)	43	38
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	47	46

(a)	Calculated as the balance of accounts receivable, net at the end of the period divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 92 days.

(b)	Calculated as annualized costs of goods sold divided by average inventories. Average inventories is calculated as the sum of the balances of inventories at the beginning of the quarter plus inventories at the end of quarter divided by two.

(c)	Calculated as the balances of accounts payable at the end of the period divided by daily costs of goods sold. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 92 days.
The increase in DSOs from the three months ended September 30, 2007 is due primarily to a higher percentage of accounts receivable in foreign operations with longer net terms. The increase in DPOs from the three months ended September 30, 2007 continues to reflect enhanced management of working capital during the 2008 third quarter. These operating metrics include the effect of the Calence acquisition in higher accounts receivable and accounts payable balances at September 30, 2008 compared to September 30, 2007 as well as higher net sales and costs of goods sold during the three months ended September 30, 2008.
Assuming sales continue to increase in the future, we expect that cash flow from operating activities will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms granted to our clients in order to take advantage of supplier discounts.
Net cash (used in) provided by investing activities. During the nine months ended September 30, 2008, we used $132.3 million, net of cash acquired of $7.6 million, to acquire Calence and used $957,000, net of cash acquired of $656,000, to acquire MINX. Capital expenditures of $24.0 million and $27.6 million for the nine months ended September 30, 2008 and 2007, respectively, primarily related to investments to upgrade our IT systems, including capitalized costs of software developed for internal use, IT equipment and software licenses. We expect total capital expenditures in 2008 to be between $30.0 million and $35.0 million. During the nine months ended September 30, 2007, we received net proceeds of $28.6 million from the sale of a discontinued operation. During the nine months ended September 30, 2008, we made a payment of $900,000 to resolve certain post-closing contingencies related to that sale.
Net cash provided by (used in) financing activities. During the nine months ended September 30, 2008, net borrowings under our financing facilities totaled $128.8 million. The increase in our outstanding debt balances primarily related to the acquisition of Calence on April 1, 2008. Funds provided by new borrowings were utilized, in part, to repay $7.1 million of debt assumed from Calence at closing. Additionally, $3.9 million in cash was used to repay debt assumed from MINX at closing. During the nine months ended September 30, 2008, we also funded repurchases of 3.5 million shares of our common stock in open market transactions at a total cost of approximately $50.0 million (an average price of $14.31 per share). These repurchases completed a program previously approved by our Board of Directors authorizing the purchase of up to $50.0 million of our common stock through September 30, 2008. All shares repurchased had been retired as of June 30, 2008. During the nine months ended September 30, 2007, cash used in financing activities was primarily for net repayments of outstanding debt of $87.3 million, a decrease in book overdrafts of $23.9 million and repurchases of 887,000 shares of our common stock in open market transactions at a total cost of $22.3 million (an averages price of $25.18 per share) under a previous share repurchase program that was completed in the fourth quarter of 2007. During the nine months ended September 30, 2007, cash of $24.3 million was provided by common stock issuances as a result of stock option exercises.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
On April 1, 2008, we entered into a new five-year $300.0 million senior revolving credit facility, which replaced our existing revolving credit facility and our term loan facility. The Calence acquisition was funded, in part, using borrowings under the new facility. Amounts outstanding under the new senior revolving line of credit bear interest, payable quarterly, at a floating rate equal to the prime rate or, at our option, a LIBOR rate plus a pre-determined spread of 0.75% to 1.75%. In addition, we pay a commitment fee on the unused portion of the line of 0.175% to 0.35%. As of September 30, 2008, $137.1 million was available under the senior revolving credit facility. The senior revolving credit facility matures on April 1, 2013.
On September 17, 2008, we entered into an agreement which provides for a new facility to purchase inventory from a list of approved vendors. The aggregate availability for vendor purchases under the inventory financing facility is $90.0 million, and the facility matures on April 1, 2013 but may be cancelled with 90 days notice. Additionally, the facility may be renewed under certain circumstances described in the agreement for successive twelve month periods. Interest does not accrue on accounts payable under this facility provided the accounts payable are paid within stated vendor terms (ranging from 30 to 60 days). If balances are not paid within stated vendor terms, they will accrue interest at prime plus 1.25%. Net borrowings under the facility were $18.2 million during the nine months ended September 30, 2008. Consistent with the current cash flow presentation, net borrowings of $16.9 million under a prior inventory financing facility assumed in the acquisition of Calence during the three months ended June 30, 2008 have been presented as cash flows from financing activities in this filing. As of September 30, 2008, $39.8 million was available for inventory purchases under this facility.
Also, on September 17, 2008, we amended certain provisions of our accounts receivable securitization facility, which was to have expired on September 7, 2009, including, among other provisions, (i) a reduction in the facility amount effective December 17, 2008 from $225.0 million to $150.0 million, (ii) an increase in the permissible delinquency ratio, and (iii) the creation of a new one-year term through September 17, 2009. No amounts are available at September 30, 2008.
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
Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the U.S. For foreign entities not treated as branches for U.S. tax purposes, we do not provide for U.S. income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. As of September 30, 2008, we had approximately $66.8 million in cash and cash equivalents resident in our foreign subsidiaries.
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

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Contractual Obligations
At September 30, 2008, our contractual obligations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than 5
	Total	1 Year	Years	Years	Years
Long-Term Debt (a)	$331,027	$168,374	$—	$162,653	$—
Inventory financing facility (b)	50,228	50,228	—	—	—
Operating lease obligations (c)	62,499	13,260	19,125	14,043	16,071
Severance and restructuring obligations (d)	7,850	5,550	2,300	—	—
Other contractual obligations (e)	59,779	16,899	20,077	14,758	8,045

Total	$511,383	$254,311	$41,502	$191,454	$24,116

(a)	On April 1, 2008, we entered into a new five-year $300.0 million senior revolving credit facility, which replaced our existing revolving credit facility and our term loan facility. As such, amounts included in our contractual obligations table above have been updated to reflect the $162.7 million outstanding at September 30, 2008 under our senior revolving credit facility as due in April 2013, the date at which the new facility matures. The current portion of our long-term debt also includes our accounts receivable securitization facility that expires in September 2009. See further discussion in Note 4 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(b)	On September 17, 2008, we entered into an agreement which provides for a new facility to purchase inventory from a list of approved vendors. See further discussion in Note 4 to the Consolidated Financial Statements in Part I, Item 1 of this report. As of September 30, 2008, $50.2 million was included in accounts payable related to this facility and has been included in our contractual obligations table above as being due within the 30- to 60-day stated vendor terms.

(c)	As there were no material changes in our operating lease obligations during the nine months ended September 30, 2008, amounts included in the table above reflect our operating lease obligations as of December 31, 2007 as reported in Part II, Item 7 of our Annual Report on From 10-K for the year ended December 31, 2007.

(d)	As a result of approved severance and restructuring plans, we expect future cash expenditures related to employee termination benefits and facilities based costs. See further discussion in Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.

(e)	The table above includes:
I.	Estimated interest payments of $6.5 million in each of the next four and a half years, based on the current debt balance of $162.7 million at September 30, 2008 under the senior revolving credit facility, multiplied by the weighted average interest rate for the three months ended September 30, 2008 of 4.02% per annum.

II.	Estimated interest payments of $5.9 million in the next year, based on the current debt balance of $168.4 million at September 30, 2008 under the asset backed securitization facility, multiplied by the weighted average interest rate for the three months ended September 30, 2008 of 3.51% per annum.

III.	Amounts totaling $8.4 million over the next six years to the Valley of the Sun Bowl Foundation for sponsorship of the Insight Bowl and $8.8 million over the next eight years for advertising and marketing events with the Arizona Cardinals NFL team at the University of Phoenix stadium. See further discussion in Note 15 to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007.

INSIGHT ENTERPRISES, INC.
IV.	During the year ended December 31, 2005, we adopted FIN No. 47, “Accounting for Conditional Asset Retirement Obligations,” which states that companies must recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the amount can be reasonably estimated. We estimate that we will owe $3.2 million in future years in connection with these obligations.

V.	In July 2007, we signed a statement of work with a third party that was engaged to assist us in integrating into our IT system our hardware, services and software distribution operations in the U.S., Canada, EMEA and APAC. During the quarter ended March 31, 2008, we renegotiated the contract to include a new scope of work, whereby we agreed to engage the third party on current and future IT related projects. The new commitments approximate $4.0 million over 18 to 24 months.
The table above excludes $4.0 million of liabilities under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” as we are unable to reasonably estimate the ultimate amount or timing of settlement. See further discussion in Note 5 to the Consolidated Financial Statements in Part I, Item 1 of this report and Note 11 to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered in this report, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and determined that as of September 30, 2008 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

INSIGHT ENTERPRISES, INC.
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
In October 2006, we received a letter of informal inquiry from the SEC requesting certain documents relating to our historical stock option grants and practices. On August 12, 2008, the staff of the SEC notified the Company that the SEC’s investigation into the Company’s stock option grant practices has been completed and that the staff does not intend to recommend any enforcement action by the SEC against the Company.
Software Spectrum, Inc., as successor to CS&T, is party to litigation brought in the Belgian courts regarding a dispute over the terms of a tender awarded by the Belgian Ministry of Defence (“MOD”) in November 2000. In February 2001, CS&T brought a breach of contract suit against MOD in the Court of First Instance in Brussels and claimed breach of contract damages in the amount of approximately $150,000. MOD counterclaimed against CS&T in the amount of approximately $2.7 million, and CS&T added two European subsidiaries of Microsoft as defendants. We have filed a defense to the counterclaim. The proceedings are currently stayed, and we are in negotiations to settle the dispute with all parties.
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
On April 1, 2008, we completed the acquisition of Calence pursuant to an agreement and plan of merger (the “Merger Agreement”), a related support agreement (the “Support Agreement”) and other ancillary agreements. In April 2008, in connection with an investigation being conducted by the United States Department of Justice (the “DOJ”), Calence received a subpoena from the Office of the Inspector General of the Federal Communications Commission (the “FCC”) requesting documents related to the award, by the Universal Service Administration Company (“USAC”), of funds under the E-Rate program to a participating school district. The E-Rate program provides schools and libraries with discounts to obtain affordable telecommunications and internet access. No allegations have been made against Calence, and we are cooperating with the FCC, USAC and the DOJ and are in the process of responding to the subpoena. Pursuant to the Merger Agreement and the Support Agreement, the former owners of Calence have agreed to indemnify us for certain damages that may arise out of or result from this matter, including our fees and expenses for responding to the subpoena. Management believes that the ultimate outcome of these legal proceedings will not have a material effect on our results of operations.
Management believes that the ultimate outcome of these legal proceedings will not have a material effect on our results of operations.

INSIGHT ENTERPRISES, INC.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, current and potential stockholders should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. We believe that as of September 30, 2008, there has been no material change to this information other than the additional risks associated with the current economic environment described below. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.
General economic conditions, including concerns regarding a global recession and credit constraints, or unfavorable economic conditions in a particular region, business or industry sector, may lead our clients to delay or forgo investments in IT hardware, software and services, either of which could adversely affect our business, financial condition, operating results and cash flow.
A general slowdown or recession in the global economy, or in a particular region, or business or industry sector, or sustained or further tightening of credit markets, could cause our clients to: have difficulty accessing credit sources; delay contractual payments; or delay or forgo decisions to (i) upgrade or add to their existing IT environments, (ii) license new software or (iii) purchase services (particularly with respect to discretionary spending for hardware, software and services). Such events could adversely affect our business, financial condition, operating results and cash flow.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the three months ended September 30, 2008.
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

10.1
Credit Agreement, dated as of September 17, 2008, among Calence, LLC, Insight Direct USA, Inc., Insight Public Sector, Inc., Castle Pines Capital LLC, as an administrative agent, Wells Fargo Foothill, LLC, as an administrative agent, as syndication agent and as collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September 23, 2008, File No. 0-25092).

10.2
Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of September 17, 2008, among Insight Enterprises, Inc., Insight Direct (UK) Ltd., Insight Enterprises B.V., JPMorgan Chase Bank, National Association, as Administrative Agent, and certain lenders identified therein (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on September 23, 2008, File No. 0-25092).

10.3
Amendment No. 9 to Receivables Purchase Agreement, dated as of September 17, 2008, among Insight Receivables, LLC, Insight Enterprises, Inc., JPMorgan Chase Bank, N. A., as Agent, and JS Siloed Trust (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on September 23, 2008, File No. 0-25092).

10.4	First Amendment to Insight Enterprises, Inc. 2007 Omnibus Plan

10.5	Executive Management Separation Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

INSIGHT ENTERPRISES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2008	INSIGHT ENTERPRISES, INC.

	By:	/s/ Richard A. Fennessy

Richard A. Fennessy
President and Chief Executive Officer
(Duly Authorized Officer)

	By:	/s/ Glynis A. Bryan

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

10.1
Credit Agreement, dated as of September 17, 2008, among Calence, LLC, Insight Direct USA, Inc., Insight Public Sector, Inc., Castle Pines Capital LLC, as an administrative agent, Wells Fargo Foothill, LLC, as an administrative agent, as syndication agent and as collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September 23, 2008, File No. 0-25092).

10.2
Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of September 17, 2008, among Insight Enterprises, Inc., Insight Direct (UK) Ltd., Insight Enterprises B.V., JPMorgan Chase Bank, National Association, as Administrative Agent, and certain lenders identified therein (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on September 23, 2008, File No. 0-25092).

10.3
Amendment No. 9 to Receivables Purchase Agreement, dated as of September 17, 2008, among Insight Receivables, LLC, Insight Enterprises, Inc., JPMorgan Chase Bank, N. A., as Agent, and JS Siloed Trust (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on September 23, 2008, File No. 0-25092).

10.4	First Amendment to Insight Enterprises, Inc. 2007 Omnibus Plan

10.5	Executive Management Separation Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.