Form 10-K
period 2008-12-31
INSIGHT ENTERPRISES INC
filed 2009-05-12
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
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
6820 South Harl Avenue, Tempe, Arizona 85283
(Address of principal executive offices, Zip Code)
Registrant’s telephone number, including area code: (480) 902-1001
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, par value $0.01	NASDAQ
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock as reported on The Nasdaq Global Select Market on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $527,456,717.
The number of shares outstanding of the registrant’s common stock on April 30, 2009 was 45,846,171.

INSIGHT ENTERPRISES, INC.
ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2008

INSIGHT ENTERPRISES, INC.
EXPLANATORY NOTE REGARDING RESTATEMENT OF OUR
CONSOLIDATED FINANCIAL STATEMENTS
This Annual Report on Form 10-K contains the restatement of our consolidated statements of operations, of stockholders’ equity and comprehensive income (loss) and of cash flows for the years ended December 31, 2007 and 2006, our consolidated balance sheet as of December 31, 2007 as presented in “Financial Statements and Supplementary Data” in Item 8 of this report, our selected consolidated statements of operations data for the years ended December 31, 2007, 2006, 2005 and 2004, and our selected consolidated balance sheet data as of December 31, 2007, 2006, 2005 and 2004 as presented in “Selected Financial Data” in Item 6 of this report and our selected quarterly financial information for each of the quarters in the year ended December 31, 2007 and the quarters ended March 31, June 30, and September 30, 2008 as presented in Note 21 of our Notes to Consolidated Financial Statements in Item 8 of this report.
In a Form 8-K filed on February 10, 2009, we reported that the Company’s financial statements, assessment of the effectiveness of internal control over financial reporting and related audit reports thereon in our most recently filed Annual Report on Form 10-K, for the year ended December 31, 2007, and the interim financial statements in our Quarterly Reports on Form 10-Q for the first three quarters of 2008, and all earnings press releases and similar communications issued by the Company relating to such financial statements, should no longer be relied upon.
Following an internal review, we identified errors in the Company’s accounting for trade credits in prior periods dating back to December 1996. The internal review encompassed aged trade credits, including both aged accounts receivable credits and aged accounts payable credits, arising in the ordinary course of business that were recognized in the Company’s statements of operations prior to the legal discharge of the underlying liabilities under applicable domestic and foreign laws. The cumulative restatement charge covering the period from December 1, 1996 through September 30, 2008 related to this trade credit issue is $61.2 million, or $37.7 million after taxes. These aged trade credit liabilities totaled $59.4 million as of December 31, 2008. We expect that the final settlement of these liabilities with our clients and our partners and ultimately with state and/or foreign regulatory bodies may take multiple years and may be settled for less than the estimated liability. However, we cannot provide any assurances that the final settlement will be materially lower.
We determined that corrections to our consolidated financial statements were required to reverse material prior period reductions of costs of goods sold and selling and administrative expenses and the related income tax effects as a result of these incorrect releases of aged trade credits. These trade credits arose from unclaimed credit memos, duplicate payments, payments for returned product or overpayments made to us by our clients, and, to a lesser extent, from goods received by us from a supplier for which we were never invoiced.
We recorded an aggregate gross charge of approximately $21.2 million to our consolidated retained earnings as of December 31, 2003 and established a related current liability. This amount represented approximately $19.0 million of costs of goods sold and $2.2 million of selling and administrative expenses relating to the period from December 1, 1996 through December 31, 2003. The aggregate tax benefit related to these trade credit restatement adjustments is $8.4 million, which benefit reduced the charge to retained earnings as of December 31, 2003 and established a related deferred tax asset. In addition, our statements of operations for the years ended December 31, 2006 and 2007, and the quarters ended March 31, June 30, and September 30, 2008 contained in this Annual Report have been restated to reflect an aggregate of approximately $9.5 million, $10.2 million, $2.8 million, $2.2 million and $1.3 million, respectively, of increases in costs of goods sold and to establish a related current liability relating to aged trade credits. Our selected consolidated statements of operations data for the years ended December 31, 2004 through 2007 have also been restated. The years ended December 31, 2004 and 2005 reflect an aggregate of approximately $4.8 million and $9.1 million, respectively, of increases in costs of goods sold for the respective periods relating to aged trade credits. The reinstated liabilities are recorded in accrued expenses and other current liabilities. These increases in costs of goods sold and selling and administrative expenses result from our determination, based upon the results of our internal review and analysis and the internal investigation, that the periods in which certain aged trade credits in accounts receivable and accounts payable were previously recorded as a reduction of costs of goods sold preceded the periods in which the Company was legally discharged of the underlying liabilities under applicable domestic and foreign laws.
In addition to the restatements for aged trade credits, we also corrected previously reported financial statements and selected financial data for the following other miscellaneous accounting adjustments as a result of a review of our critical accounting policies:

INSIGHT ENTERPRISES, INC.
•	An adjustment of $2.7 million to allocate a portion of our North America goodwill not previously allocated to the carrying amount of a division of our North America operating segment that we sold on March 1, 2007 in determining the gain on sale. This adjustment reduced the gain on sale of the discontinued operation recorded in the three months ended March 31, 2007, which gain is included in earnings from discontinued operations. The tax effect of this adjustment was $1.1 million.
•	Adjustments to hardware net sales and costs of goods sold recognized in prior periods to recognize sales based on a “de facto” passage of title at the time of delivery. Although our usual sales terms are F.O.B. shipping point or equivalent, at which time title and risk of loss have passed to the client, we have a general practice of covering customer losses while products are in transit despite our stated shipping terms, and as a result delivery is not deemed to have occurred until the product is received by the client. The net increase (decrease) in gross profit resulting from these adjustments was $1.0 million, ($135,000), $20,000, $440,000 and ($522,000) for the years ended December 31, 2004, 2005, 2006 and 2007 and the nine months ended September 30, 2008, respectively. Adjustments related to periods prior to 2004 resulted in a $1.4 million reduction of retained earnings as of December 31, 2003.
•	Adjustments to recognize stock based compensation expense related to performance-based restricted stock units (“RSUs”) on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards (i.e., a graded vesting basis) instead of on a straight-line basis over the requisite service period for the entire award. The net increase (decrease) in operating expenses was $2.4 million, $2.5 million and ($1.2 million) for the years ended December 31, 2006 and 2007 and the nine months ended September 30, 2008, respectively.
•	Adjustments to capitalize interest on internal-use software development projects in prior periods and record the related amortization expense thereon. The net increase (decrease) in pretax earnings resulting from these adjustments was $21,000, $61,000, $805,000, $386,000 and ($4,000) for the years ended December 31, 2004, 2005, 2006 and 2007 and the nine months ended September 30, 2008, respectively.
•	Revisions in the classification of consideration that exceeded the specific, incremental identifiable costs of shared marketing expense programs of $925,000, $2.8 million, $5.0 million, $7.3 million and $4.6 million for the years ended December 31, 2004, 2005, 2006 and 2007 and the nine months ended September 30, 2008, respectively, to reflect such excess consideration as a reduction of costs of goods sold instead of a reduction of the related selling administration expenses. These revisions in classification related to our EMEA operating segment and had no effect on reported net earnings in any period.
All financial information contained in this Annual Report on Form 10-K gives effect to the restatement of our consolidated financial statements as described above. We have not amended, and we do not intend to amend, our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for each of the fiscal years and fiscal quarters of 1996 through 2007, or for the first nine months of the fiscal year ended December 31, 2008. Financial information included in reports previously filed or furnished by Insight Enterprises, Inc. for the periods from January 1, 1996 through September 30, 2008 should not be relied upon and are superseded by the information in this Annual Report on Form 10-K.
For more information on the matters that have caused us to restate our financial statements and data previously reported, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 2 of our Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. We identified a material weakness in our internal control over financial reporting. As a result, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008. A description of that material weakness, as well as management’s plan to remediate that material weakness, is more fully discussed in Part II, Item 9A, “Controls and Procedures.”

INSIGHT ENTERPRISES, INC.
FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect net sales, gross profit, operating expenses, earnings from continuing operations, non-operating income and expenses, earnings from discontinued operations, net earnings or cash flows, cash needs and the sufficiency of our capital resources, the payment of accrued expenses and liabilities and costs or gains that may result from post-closing adjustments pertaining to business acquisitions or dispositions; effects of acquisitions or dispositions; projections of capital expenditures, our business outlook and earnings per share expectations in 2009; plans for future operations; the availability of financing and our needs or plans relating thereto; plans relating to our products and services; the effect of new accounting principles or changes in accounting policies; the effect of guaranty and indemnification obligations; projections about the outcome of ongoing tax audits; statements related to accounting estimates, including estimated stock option and other equity award forfeitures, and deferred compensation cost amortization periods; our positions and strategies with respect to ongoing and threatened litigation, including those matters identified in “Legal Proceedings” in Part I, Item 3 of this report; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions, and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:
•	general economic conditions, including concerns regarding a global recession and credit constraints;
•	changes in the information technology industry and/or the economic environment;
•	our reliance on partners for product availability, marketing funds, purchasing incentives and competitive products to sell;
•	the informal inquiry from the Division of Enforcement of the SEC and stockholder litigation related to the restatement of our consolidated financial statements;
•	our ability to maintain compliance with Nasdaq’s requirements for continued listing;
•	our ability to collect our accounts receivable;
•	increased debt and interest expense and lower availability on our financing facilities and changes in the overall capital markets that could increase our borrowing costs or reduce future availability of financing;
•	disruptions in our information technology systems and voice and data networks, including our system upgrade and the migration of acquired businesses to our information technology systems and voice and data networks;
•	actions of our competitors, including manufacturers and publishers of products we sell;
•	the integration and operation of acquired businesses, including our ability to achieve expected benefits of the acquisitions;
•	seasonal changes in demand for sales of software licenses;
•	the risks associated with international operations;
•	exposure to changes in, or interpretations of, tax rules and regulations;
•	exposure to currency exchange risks and volatility in the U.S. dollar, Canadian dollar, the Euro and the British Pound Sterling exchange rates;
•	our dependence on key personnel;
•	failure to comply with the terms and conditions of our public sector contracts;
•	rapid changes in product standards; and
•	intellectual property infringement claims and challenges to our registered trademarks and trade names.
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

INSIGHT ENTERPRISES, INC.
PART I
Item 1. Business
General
Insight Enterprises, Inc. (“Insight” or the “Company”) is a leading provider of brand-name information technology (“IT”) hardware, software and services to small, medium and large businesses and public sector institutions in North America, Europe, the Middle East, Africa and Asia-Pacific. The Company is organized in the following three operating segments, which are primarily defined by their related geographies:

		% of 2008
		Consolidated Net
Operating Segment*	Geography	Sales
North America	United States and Canada	70%

EMEA	Europe, Middle East and Africa	27%

APAC	Asia-Pacific	3%

*	Additional detailed segment and geographic information can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and in Note 18 to the Consolidated Financial Statements in Part II, Item 8 of this report.
We are a global provider of technology solutions, helping companies around the world design, enable, manage and secure their IT environment with our process knowledge, technical expertise and product fulfillment and logistics capabilities. Our management tools and capabilities make designing and deploying IT solutions easier, and we help our clients streamline IT management and control IT costs. Insight is located in 22 countries, and we support clients in 170 countries, transacting business in 17 languages and 13 currencies. Currently, our offerings in North America and the United Kingdom include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC currently only include software and select software-related services. On a consolidated basis, hardware, software and services represented 54%, 42% and 4%, respectively, of our net sales in 2008, compared to 56%, 42% and 2%, respectively, in 2007.
We were incorporated in Delaware in 1991 as the successor to an Arizona corporation that commenced operations in 1988. We began operations in the U.S., expanded into Canada in 1997 and into the United Kingdom in 1998. In 2006, through our acquisition of Software Spectrum, Inc. (“Software Spectrum”), we penetrated deeper into global markets in EMEA and APAC, where Software Spectrum already had an established footprint and strategic relationships. In 2008, through our acquisitions of Calence, LLC (“Calence”) in North America and of MINX Limited (“MINX”) in the United Kingdom, we enhanced our global technical expertise around higher-end networking and communications technologies, as well as managed services and security. As part of our focus on core elements of our growth strategy, we sold PC Wholesale, a seller of IT products to other resellers in the U.S., in 2007 and Direct Alliance Corporation (“Direct Alliance”), a business process outsourcing provider in the U.S., in 2006. Our corporate headquarters are located in Tempe, Arizona.
Business Strategy
Our strategic vision is to be the trusted advisor to our clients, helping them enhance their business performance through innovative technology solutions. Our strategy is to grow profitable market share through the continued transformation of Insight into a complete IT solutions company and to establish Insight as a Global Value-Added Reseller (“G-VAR”), differentiating us in the marketplace and giving us a competitive advantage. We are one of the largest direct marketers providing broad product selection, competitive prices and an efficient supply chain. We have successfully expanded on this value proposition and increasingly, our role has shifted to one of a trusted advisor, where we are involved earlier in our clients’ IT planning cycles, assisting our clients as they make technology decisions. We believe this creates stronger relationships with our clients, allowing us to help accelerate attainment of our clients’ business objectives, expand the range of products and services we sell to our current clients, and attract new clients. We are focused on bringing more value to our clients, teammates (we refer to our employees as “teammates”) and partners (we refer to our suppliers as “partners”) through the evolution of Insight’s value proposition.

INSIGHT ENTERPRISES, INC.
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
Continue to build “VAR-like” solutions capabilities. The Value-Added Resellers (“VARs”) that have historically serviced the solutions needs of business end-users are typically smaller companies with technical expertise in fewer product and service specialties and in more limited geographic areas than Insight. Unlike “typical” VARs, Insight has broader capabilities with expanding service capabilities, a wider product offering with an efficient supply chain, and the ability to service clients across multiple industries and geographies.
In addition to our standard IT lifecycle services offerings, our strategy is to focus on expanding our technical expertise in three high-growth advanced IT solution areas:
•	Networking and Communication;
•	High Performance Systems and Storage; and
•	Enterprise Software.
By maintaining the strength of our base value proposition and continuing to develop these differentiators, Insight seeks to be a single source for our clients’ technology needs — from standard hardware and software offerings to advanced technologies, and from standard IT lifecycle services to advanced IT solutions.
Leverage existing client relationships. Our relationships with our clients and their loyalty to Insight are based on the trust they have in our organization, their interactions with our teammates, and their confidence that Insight will provide the right solutions to address their needs. By fostering these relationships and providing an exceptional experience for our clients, we believe that we will increase our value to our clients and create stronger and deeper relationships with them.
We are focused on increasing our “share of wallet” with our existing client base through expansion of our product and services portfolio. Our strategy is not only to increase the assortment of products and services a client purchases from us, but also to diversify from PCs into higher-end technologies, directing clients to advanced technologies in order to enhance their businesses.
An important differentiator for Insight is our multi-faceted selling approach, which makes it easier for clients to do business with us. Based on their preferences, clients can interact with us face-to-face, via the Web or over the phone, selecting the type of interaction method that best meets their needs and preferences at any given point in time.
Although we are focused on leveraging existing client relationships, no single client accounted for more than 3% of our consolidated net sales in 2008.
Extend our reach into new client segments. Our clients include businesses as well as governmental and educational entities. We believe that clients with over 500 technology users who regularly use business technology in the performance of their jobs are a valuable portion of the IT hardware, software and services market because they demand high-performance technology solutions, appreciate well-trained account executives, purchase frequently, are value conscious and are knowledgeable buyers who require less technical support than the average individual consumer. Although we believe there is substantial opportunity to grow our market share in this client segment, part of our strategy to extend our reach into new client segments is to expand our target base to include clients with 50 — 500 technology users. We believe this market segment provides incremental opportunity for Insight, specifically in the U.S., and that this portion of the market is underserved and typically contributes higher gross margins. Our operating model, which allows us to tailor our offerings to the size and complexity of our client, positions us to serve our target markets effectively by combining highly qualified field and telesales account executives, advanced service capabilities, focused client service, competitive pricing and cost-effective distribution systems.

INSIGHT ENTERPRISES, INC.
Expand our global capabilities. We believe that our global delivery capabilities differentiate us with our clients and partners. Insight has a larger geographic footprint than many of our competitors, particularly when compared to U.S.- based hardware resellers. We also offer the benefit of independent support and advice compared to manufacturers/publishers. Strategic imperatives for our global expansion include diversifying from the U.S. market by seizing opportunities in new markets, such as our recent expansion into Russia, and serving our existing client base in a greater number of locations around the world. While current economic conditions make it more difficult to expand into new markets, we continue to look for appropriate opportunities.
Our global expansion plans are focused on two distinct activities:
•	Geographic expansion — Focused on increasing our penetration in EMEA and APAC in growing markets where we see the greatest growth and return on investment opportunity.
•	Portfolio expansion — Focused on broadening our offering in established markets by adding hardware and services and expanding our client base in certain existing markets, specifically in EMEA and APAC, where we currently only offer software and software related services.
For a discussion of risks associated with international operations, see “Risk Factors — There are risks associated with our international operations that are different than the risks associated with our operations in the U.S., and our exposure to the risks of a global market could hinder our ability to maintain and expand international operations,” in Part I, Item 1A of this report.
Align tactics to ensure we deliver value to partners. We are focused on understanding our partners’ objectives and developing plans and programs to grow our mutual businesses. Our strategy is focused on: increasing partner alignment by increasing skills and marketing alignment with key partners; building enhanced capabilities to deliver, monitor, analyze and report return on marketing investment for our partners; and building strong relationships with our key partners’ field sales organizations.
We measure partner satisfaction annually through a partner satisfaction survey in North America and EMEA and through similar means in APAC. We hold quarterly business reviews with our largest partners to review business results from the prior quarter, discuss plans for the future and obtain feedback. Additionally, we host an annual partner conference in North America and EMEA where we articulate our strategy and facilitate various strategic and tactical discussions with our partners.
For a discussion of risks associated with our reliance on partners, see “Risk Factors — We rely on our partners for product availability, marketing funds, purchasing incentives and competitive products to sell,” in Part I, Item 1A of this report.
Drive operational efficiency and improve our return on invested capital (“ROIC”). Our goal is to decrease selling, general and administrative expenses as a percentage of net sales. In the short term, to address market weakness and the deterioration in our operational performance, we took significant restructuring actions in 2008 to reduce fixed costs and discretionary spending. In 2009, we plan to continue to take actions to decrease discretionary spending, such as eliminating merit increases, reducing equity incentive programs, foregoing employee recognition events, minimizing non-client travel, and continuing to evaluate all aspects of our cost structure given the current economic environment. We also plan to leverage the functionality of our IT systems to automate manual processes and improve efficiencies throughout the organization. We have implemented a ROIC focus into our core management systems and have introduced appropriate metrics and rewards to reinforce the importance of this key measure. We also maintain a close focus on cash flow and liquidity and have initiatives underway to improve working capital metrics, such as days sales outstanding and days purchases outstanding, and to continue to focus on strong inventory management through balancing warehousing versus direct shipments to our clients.
Continue to strengthen the teammate experience. We believe our teammates are the foundation of the Insight experience. Therefore, we focus on teammate development to promote teammate satisfaction, build teammates’ skill sets and motivate teammates to ensure client satisfaction. We use a multi-faceted approach to assess and improve teammate satisfaction, including confidential surveys, teammate interviews, focus groups and a variety of other methods. In addition, we monitor key teammate metrics each month, such as turnover and attrition rates, as well as measures against development, diversity and training goals.

INSIGHT ENTERPRISES, INC.
Hardware, Software and Services Offerings
Hardware Offerings. We currently offer our clients in North America and the United Kingdom a comprehensive selection of IT hardware products. We offer products from hundreds of manufacturers, including such leading manufacturers as Hewlett-Packard (“HP”), Cisco, Lenovo, IBM, Panasonic and American Power Conversion Corporation (“APC”). Our scale and purchasing power, combined with our efficient, high-volume and cost effective direct sales and marketing forces, allow us to offer competitive prices. We believe that offering multiple vendor choices enables us to better serve our clients by providing a variety of product solutions to best address their specific business needs. These needs may be based on particular client preferences or other criteria, such as real-time best pricing and availability, or compatibility with existing technology. In addition to our distribution facilities, we have “direct-ship” programs with many of our partners, including manufacturers and distributors, through the use of EDI and XML links allowing us to expand our product offerings without further increasing inventory, handling costs or inventory risk exposure. As a result, we are able to provide a vast product offering with billions of dollars of products in virtual inventory. Convenience and product options among multiple brands are key competitive advantages against manufacturers’ direct selling programs, which are generally limited to their own brands and may not offer clients a complete or best solution across all product categories.
Software Offerings. Our clients acquire software applications from us in the form of licensing agreements with software publishers, boxed products, or through a growing delivery model, “Software as a Service” (“SaaS”). Under SaaS, clients subscribe to software that is hosted by the software publisher on the internet. The majority of our clients obtain their software applications through licensing agreements, which we believe is a result of their ease of administration and cost-effectiveness. Licensing agreements, or right-to-copy agreements, allow a client to either purchase a license for each of its users in a single transaction or periodically report its software usage, paying a license fee for each user. For most clients, the overall cost of acquiring software through a licensing arrangement is substantially less than purchasing boxed products.
As software publishers choose different procedures for implementing licensing agreements, businesses must evaluate the alternatives to ensure that they select the appropriate agreements and comply with the publishers’ licensing terms when purchasing and managing their software licenses. We work closely, either locally or globally, with our clients to understand their licensing requirements and to educate them regarding the options available under publisher licensing agreements. Many of our clients who have elected to purchase software licenses through licensing agreements have also entered into software maintenance agreements, which allow clients to receive new versions, upgrades or updates of software products released during the maintenance period, in exchange for a specified annual fee. We assist our clients and partner publishers in tracking and renewing these agreements. In connection with certain enterprise-wide licensing agreements, publishers may choose to bill and collect from clients directly. In these cases, we earn a referral fee directly from the publisher.
Services Offerings. We currently offer a suite of professional services in the U.S. and the United Kingdom via our own field service personnel, augmented by services partners to fill gaps in our geographic coverage or capabilities. We also utilize partners to deliver these services in Canada. Developing these capabilities internally or through targeted acquisitions over time in other geographies is an essential element of a technology solution and, we believe, will be a key differentiator for us.
The breadth and quality of our technical and service capabilities are key points of differentiation for us. We have, and continue to develop, an array of technical expertise and service capabilities to help identify, acquire, implement and manage technology solutions to allow our clients to address their business needs. We believe that none of our competition is able to offer the same breadth and depth of IT solutions that we offer across our target client groups in North America and EMEA.
In the Company today, we have the following four technology practice groups that focus on key emerging technologies and the best practice standards that are required to build, upgrade and/or optimize agile and cost-effective IT infrastructures:
•	Networking and Communications;
•	High Performance Systems and Storage;
•	Enterprise Software; and
•	IT Lifecycle Services.
These technology practice groups are responsible for understanding client needs and, together with our technology partners, customizing total solutions that address those needs. These technology practice groups are made up of industry- and product-certified engineers, consultants and specialists who are up-to-date on best practices and the latest developments in their respective practice areas.

INSIGHT ENTERPRISES, INC.
Networking and Communications. Advanced networking technologies that merge voice, data and video applications are becoming a critical component of an enterprise’s strategic IT infrastructure and the backbone of an organization’s unified communications strategy. We are a Cisco Gold Certified partner in the United States and the United Kingdom and have Master Certifications in unified communications and security in the U.S. Our networking and communications solutions provide clients secure voice and data communications within and across organizations and are marketed and delivered in four areas:
•	Network strategy and infrastructure;
•	Unified communications;
•	Security; and
•	Managed services.
We offer design, implementation and support of a wide range of networking and communications solutions including IP-based telephony, unified communications, wireless LAN, network security, network management and network infrastructure, and mobility solutions. We have the scale, skill and technology investments required to execute a spectrum of management services. Operating 24 hours a day, 7 days a week, 365 days a year, through our network operations center, we serve as an extension of our clients’ teams, dedicating resources that keep their networks operating at optimal capacity. We expect to leverage our 2008 acquisitions of Calence and MINX to continue expanding our global capabilities around networking and communications.
High-Performance Systems and Storage. Using technology from HP, IBM, EMC, AMD and VMware, we provide high-end servers, data disk arrays, hard drives, tape libraries, blades, and virtualization software to help clients build and maintain responsive IT infrastructures that allow them to quickly adapt to changes in business priorities. We also provide IT professional services for designing, implementing and managing adaptive server and storage environments for our clients — ensuring a resilient and cost-effective data center while reducing maintenance and management costs.
Enterprise Software Solutions. As one of the leading resellers of Microsoft business software, we provide desktop deployment, migration, communication and collaboration solutions for clients. We assess, implement and manage a clients’ software environment through our portfolio of service offerings including configuration and integration services. These services remove time-consuming steps and costs from our client’s deployment process.
IT Lifecycle Services. We offer clients a suite of services designed to streamline the deployment cycle of IT assets, as well as minimize the complexity and cost of managing those assets throughout their life. We:
•	provide advice on hardware, software licensing and financing programs;
•	streamline procurement;
•	plan and manage the rollout;
•	assist with developing standards and implementing best practices;
•	pre-configure systems, load custom software images and tag assets;
•	provide logistics planning and drop-ship to locations;
•	provide on-site implementation;
•	offer help desk support for users; and
•	provide IT maintenance services and disposal of equipment at end-of-life.
These services are available primarily in the U.S., Canada and the United Kingdom at present.
In addition, we offer clients a portfolio of Software Asset Management (“SAM”) services, including SAM consultation, assessment of ISO standard attainment, license reconciliations, and our proprietary Insight:LicenseAdvisor SAM solution platform. Our SAM services are provided to clients throughout North America, EMEA and APAC.
Information Technology Systems
We have committed significant resources to the IT systems we use to manage our business. We believe that our success is dependent upon our ability to provide prompt and efficient service to our clients based on the accuracy, quality and utilization of the information generated by our IT systems. These systems affect our ability to manage our sales, client service, distribution, inventories and accounting systems and the reliability of our voice and data networks. Our U.S. and foreign locations are not on a single IT system platform.

INSIGHT ENTERPRISES, INC.
To support our business more efficiently and effectively, we recently completed an IT systems upgrade project in the U.S. hardware and services portion of our North America operations. We are focused on driving improvements in sales productivity through this upgraded IT system to support higher levels of client satisfaction and new client acquisition as well as garnering efficiencies in this portion of our business as more processes become automated. We are also in the process of the conversion of our EMEA operations to a new IT system platform intended to enable us to sell hardware and services to clients in that region to promote future sales growth. We believe that in order to remain competitive, we will need to continue to make enhancements and upgrades to our IT systems.
For a discussion of risks associated with our IT systems, see “Risk Factors — Disruptions in our IT systems and voice and data networks, including our systems upgrades and the migration of acquired businesses to our IT systems and voice and data networks, could affect our ability to service our clients and cause us to incur additional expenses,” in Part I, Item 1A of this report.
Competition
The IT hardware, software and services industry is very fragmented and highly competitive. We compete with a large number and wide variety of marketers and resellers of IT hardware, software and services, including:
•	product manufacturers, such as Dell, HP, IBM and Lenovo;
•	software publishers, such as IBM and Microsoft;
•	direct marketers, such as CDW Corporation (North America) and Systemax (Europe);
•	software resellers, such as SoftChoice, PC Ware and Software House International;
•	systems integrators, such as Compucom Systems, Inc.;
•	national and regional resellers, including VARs, specialty retailers, aggregators, distributors, and to a lesser extent, national computer retailers, computer superstores, Internet-only computer providers, consumer electronics and office supply superstores and mass merchandisers;
•	national and global service providers, such as IBM Global Services and HP/EDS; and
•	e-tailers, such as Amazon, Buy.com and e-Buyer (United Kingdom).
The competitive landscape in the industry is changing as various competitors expand their product and service offerings. In addition, emerging models such as Software as a Service (SaaS) are creating new competitors and opportunities.
We believe that we have three advantages over our competitors:
•	Global Reach — We have one of the broadest footprints in the IT industry, with physical presence in 22 countries and the ability to service clients in 170 countries, either internally or through partner relationships. Our ability to conduct business with clients in their language and currency is a key differentiator.
•	Client Penetration and Retention — We have deep penetration in small, medium and large businesses and public sector institutions. Most competitors focus on one or two of these sectors. This enables us to reach a broad range of clients on behalf of our partners. In addition, we have very strong client retention and loyalty that can be leveraged as we build our trusted advisor capabilities.
•	Technical Expertise and Service Offerings — We have broad technical expertise when compared to the competition as evidenced by our long list of certifications, licensing capability and technology practices. In addition, we offer a broad array of technology-related services to our clients.
We have two primary weaknesses:
•	Brand Awareness — The Insight brand is less known than those of our primary competitors, and we believe our advertising expenditures are significantly lower than many of our competitors.
•	Inconsistent Geographic Delivery Capabilities — While we have deeper capabilities than many of our competitors, our ability to deliver across all geographies varies considerably. Our most developed capabilities (hardware, software and services) are found in the U.S. and the United Kingdom. Our capabilities in Canada are deep in software and hardware and are developing in services. The balance of our footprint currently delivers only software and software-related services.

INSIGHT ENTERPRISES, INC.
For a discussion of risks associated with the actions of our competitors, see “Risk Factors — The IT hardware, software and services industry is intensely competitive, and actions of our competitors, including manufacturers and publishers of products we sell, can negatively affect our business,” in Part I, Item 1A of this report.
Partners
During 2008, we purchased products and software from approximately 5,160 partners. Approximately 58% (based on dollar volume) of these purchases from partners were directly from manufacturers or software publishers, with the balance purchased through distributors. Purchases from Microsoft, a software publisher, Ingram Micro, a distributor, and HP, a manufacturer, accounted for approximately 22%, 11%, and 11%, respectively, of our aggregate purchases in 2008. No other partner accounted for more than 10% of purchases in 2008. Our top five partners as a group for 2008 were Microsoft, Ingram Micro, HP, Tech Data (a distributor) and Cisco (a manufacturer). Approximately 60% of our total purchases during 2008 came from this group of partners. Although brand names and individual products are important to our business, we believe that competitive sources of supply are available in substantially all of our product categories such that, with the exception of Microsoft, we are not dependent on any single partner for sourcing products.
We obtain supplier reimbursements from certain product manufacturers, software publishers and distribution partners based typically upon the volume of sales or purchases of their products and services. In other cases, such reimbursements may be in the form of participation in our partner programs, which may require specific services or activities with our clients, discounts, marketing funds, price protection or rebates. Manufacturers and publishers may also provide mailing lists, contacts or leads to us. We believe that supplier reimbursements allow us to increase our marketing reach and strengthen our relationships with leading manufacturers and publishers. These reimbursements are important to us, and any elimination or substantial reduction would increase our costs of goods sold or marketing expenses, resulting in a corresponding decrease in our earnings from operations and net earnings. During 2008, sales of Microsoft products and HP products accounted for approximately 26% and 17%, respectively, of our consolidated net sales. No other manufacturer’s products accounted for more than 10% of our consolidated net sales in 2008. Sales of product from our top five manufacturers/publishers as a group (Microsoft, HP, Cisco, Lenovo and IBM) accounted for approximately 60% of Insight’s consolidated net sales during 2008. We believe that the majority of IT purchases by our clients, with the exception of Microsoft, are made based on the ability of our total product and service offering to meet their IT needs, more than on the offering or availability of specific brands.
As we move into new service areas, consistent with our strategy to expand our technical expertise, we may become more reliant on certain partner relationships. For a discussion of risks associated with our reliance on partners, see “Risk Factors — We rely on our partners for product availability, marketing funds, purchasing incentives and competitive products to sell,” in Part I, Item 1A of this report.
Teammates
We believe our teammate relations are good. Our teammates are not represented by any labor union, and we have not experienced any work stoppages. Certain teammates in various countries outside of the U.S. are subject to laws providing representation rights to teammates on work councils. At December 31, 2008, we had 4,581 teammates as follows:

	North
	America	EMEA	APAC	Consolidated
Management, support services and administration	1,705	573	69	2,347
Sales account executives	1,285	680	96	2,061
Distribution	129	44	—	173

Total	3,119	1,297	165	4,581

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

INSIGHT ENTERPRISES, INC.
Information regarding the number and tenure of account executives in North America, EMEA and APAC at December 31, 2008 and 2007 follows:

	North America		EMEA		APAC
	12/31/08	12/31/07	12/31/08	12/31/07	12/31/08	12/31/07
Number of account executives	1,285	1,349	680	571	96	58

Tenure:
Less than one year	23%	27%	30%	31%	34%	35%
One to two years	15%	11%	21%	19%	19%	21%
Two to three years	8%	11%	14%	16%	17%	22%
More than three years	54%	51%	35%	34%	30%	22%

	100%	100%	100%	100%	100%	100%

Average tenure	4.7 years	4.2 years	3.4 years	3.0 years	2.5 years	3.4 years

Tenure is important to our business as our statistics show that account executive productivity increases with experience. The number of account executives and tenure statistics for EMEA at December 31, 2007 have been changed to conform to the current year presentation. This presentation also conforms to how we define account executive in our North America and APAC operating segments. The increase in average tenure for North America and EMEA is due primarily to expense actions taken in 2008, which tended to result in reductions in our lesser experienced account executives in those segments. Average tenure for APAC has decreased as the result of the hiring of additional software account executives in 2008.
For a discussion of risks associated with our dependence on key personnel, including sales personnel, see “Risk Factors — We depend on key personnel,” in Part I, Item 1A of this report.
Seasonality
General economic conditions have an effect on our business and results of operations. We also experience some seasonal trends in our sales of IT hardware, software and services. For example:
•	software sales are seasonally significantly higher in our second and fourth quarters, particularly the second quarter;
•	business clients, particularly larger enterprise businesses in the U.S., tend to spend less in the first quarter and more in our fourth quarter as they utilize their remaining capital budget authorizations;
•	sales to the federal government in the U.S. are often stronger in our third quarter; and
•	sales to public sector clients in the United Kingdom are often stronger in our first quarter.
These trends create overall seasonality in our consolidated results such that sales and profitability are expected to be higher in the second and fourth quarters of the year. For a discussion of risks associated with seasonality see “Risk Factors — Sales of software licenses are subject to seasonal changes in demand and resulting sales activities,” in Part I, Item 1A of this report.
Backlog
The majority of our backlog historically has been and continues to be open cancelable purchase orders. We do not believe that backlog as of any particular date is indicative of future results.
Intellectual Property
We do not maintain a traditional research and development group, but we do develop and seek to protect a range of intellectual property, including trademarks, service marks, copyrights, domain name rights, trade dress, trade secrets and similar intellectual property relying, for such protection, on applicable statutes and common law rights, trade-secret protection and confidentiality and license agreements, as applicable, with teammates, clients, partners and others to protect our intellectual property rights. Our principal trademark is a registered mark, and we also license certain of our proprietary intellectual property rights to third parties. We have registered a number of domain names, applied for registration of other marks in the U.S. and in select international jurisdictions, and, from time to time, filed patent applications. We believe our trademarks and service marks, in particular, have significant value and we continue to invest in the promotion of our trademarks and service marks and in our protection of them.

INSIGHT ENTERPRISES, INC.
Available Information
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the reports of beneficial ownership filed pursuant to Section 16(a) of the Exchange Act are available free of charge on our Web site at www.insight.com, as soon as reasonably practicable after we electronically file with, or furnish to, the Securities and Exchange Commission (“SEC”). The information contained on our Web site is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Please see “Explanatory Note Regarding Restatement of Our Consolidated Financial Statements” above regarding our previous reports not being amended for the restatement of our financial statements. The financial information included in reports previously filed or furnished by Insight Enterprises, Inc. for prior periods should not be relied upon and are superseded by the information in this Annual Report on Form 10-K.
Item 1A. Risk Factors
General economic conditions, including concerns regarding a global recession and credit constraints, or unfavorable economic conditions in a particular region, business or industry sector, may lead our clients to delay or forgo investments in IT hardware, software and services, either of which could adversely affect our business, financial condition, operating results and cash flow. A continued slowdown or recession in the global economy, or in a particular region, or business or industry sector, or sustained or further tightening of credit markets, could cause our clients to: have difficulty accessing capital and credit sources; delay contractual payments; or delay or forgo decisions to (i) upgrade or add to their existing IT environments, (ii) license new software or (iii) purchase services (particularly with respect to discretionary spending for hardware, software and services). Such events could adversely affect our business, financial condition, operating results and cash flow.
Changes in the IT industry and/or the economic environment may reduce demand for the IT hardware, software and services we sell. Our results of operations are influenced by a variety of factors, including the condition of the IT industry, general economic conditions, shifts in demand for, or availability of, IT hardware, software, peripherals and services, and industry introductions of new products, upgrades or methods of distribution. Weak economic conditions generally or a reduction in IT spending adversely affects our business, operating results and financial condition. Net sales can be dependent on demand for specific product categories, and any change in demand for or supply of such products could have a material adverse effect on our net sales, and/or cause us to record write-downs of obsolete inventory, if we fail to react in a timely manner to such changes. Our operating results are also highly dependent upon our level of gross profit as a percentage of net sales, which fluctuates due to numerous factors, including changes in prices from partners, changes in the amount and timing of supplier reimbursements and marketing funds, volumes of purchases, changes in client mix, the relative mix of products sold during the period, general competitive conditions, opportunistic purchases of inventory and opportunities to increase market share. In addition, our expense levels, including the cost of recruiting account executives, are based, in part, on anticipated net sales and the anticipated amount and timing of vendor funding. Therefore, we may not be able to reduce spending quickly enough to compensate for any unexpected net sales shortfall, and any such inability could have a material adverse effect on our business, results of operations and financial condition.
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

INSIGHT ENTERPRISES, INC.
Certain manufacturers/publishers and distributors provide us with substantial incentives in the form of rebates, supplier reimbursements and marketing funds, early payment discounts, referral fees and price protections. Vendor funding is used to offset, among other things, inventory costs, costs of goods sold, marketing costs and other operating expenses. Certain of these funds are based on our volume of net sales or purchases, growth rate of net sales or purchases and marketing programs. If we do not grow our net sales over prior periods or if we are not in compliance with the terms of these programs, there could be a material negative effect on the amount of incentives offered or paid to us by manufacturers/publishers. Additionally, partners routinely change the requirements for, and the amount of, funds available, and we expect that many of our partners will reduce the amount of funds available during periods of economic slowdown. No assurance can be given that we will continue to receive such incentives or that we will be able to collect outstanding amounts relating to these incentives in a timely manner, or at all. We anticipate that, during 2009, the incentives that many vendors provide to us will be reduced. Any sizeable reduction in, the discontinuance of, a significant delay in receiving or the inability to collect such incentives, particularly related to programs with our largest vendors, HP and Microsoft, could have a material adverse effect on our business, results of operations and financial condition.
We have received an informal inquiry from the Division of Enforcement of the SEC and are subject to stockholder litigation related to the restatement of our consolidated financial statements. As described elsewhere in this annual report, we identified errors in the Company’s accounting related to trade credits in prior periods and determined that corrections to our consolidated financial statements were required to reverse material prior period reductions of costs of goods sold and selling and administrative expenses and the related income tax effects of these incorrect releases of certain aged trade credits.
There is a pending informal inquiry from the Division of Enforcement of the SEC regarding our historical accounting treatment of aged trade credits, and we cannot make any assurances regarding the outcome or consequences of that inquiry. Our internal review and related activities have already required the Company to incur substantial expenses for legal, accounting, tax and other professional services, and any future related investigations or litigation would require further expenditures and could harm our business, financial condition, results of operations and cash flows. Further, if the Company is subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, the Company could be required to pay damages or penalties or have other remedies imposed, which could harm its business, financial condition, results of operations and cash flows.
Beginning in March 2009, three purported class action lawsuits were filed in the U.S. District Court for the District of Arizona against us and certain of our current and former directors and officers on behalf of purchasers of our securities during the period April 22, 2004 to February 6, 2009 (the period specified in the first complaint is January 30, 2007 to February 6, 2009). The complaints, which seek unspecified damages, assert claims under the federal securities laws relating to our February 9, 2009 announcement that we expected to restate our financial statements for the year ended December 31, 2007 and for the first three quarters of 2008 and that the restatement would include a material reduction of retained earnings. The complaints also allege that we issued false and misleading financial statements and issued misleading public statements about our results of operations. None of the defendants have responded to the complaints at this time.
Our common stock could be delisted from Nasdaq if we fail to maintain compliance with Nasdaq’s requirements for continued listing. The Company has received a Nasdaq Staff Determination letter stating that, as a result of the delayed filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company was not in compliance with the filing requirements for continued listing as set forth in Marketplace Rule 5250(c)(1) and was therefore subject to delisting from the Nasdaq Global Select Market. With the filing of this report, the Company believes that it has remedied its non-compliance with Marketplace Rule 5250(c)(1). However, if the SEC disagrees with the manner in which the Company has accounted for and reported, or not reported, the financial effects of past aged trade credits, there could be further delays in filing subsequent SEC reports that might result in delisting of the Company’s common stock from the Nasdaq Global Select Market.
The failure of our clients to pay the accounts receivable they owe to us or the loss of significant clients could have a significant negative impact on our business, results of operations, financial condition or liquidity. A significant portion of our working capital consists of accounts receivable from clients. If clients responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for products and services, or were to become unwilling or unable to make payments in a timely manner, our business, results of operations, financial condition or liquidity could be adversely affected. Economic or industry downturns could result in longer payment cycles, increased collection costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could also impact the cost or availability of financing under our accounts receivable securitization program discussed below.

INSIGHT ENTERPRISES, INC.
We have outstanding debt and may need to refinance that debt and/or incur additional debt in the future, and general economic conditions and continued disruptions in the credit markets could limit our ability to obtain such financing or could increase the cost of financing. Our credit facilities include a five-year $300.0 million senior revolving credit facility, a $150.0 million accounts receivable securitization financing facility (the “ABS facility”), and a $90.0 million inventory financing facility. As of December 31, 2008, we had $228.0 million of outstanding long-term indebtedness, all of which was borrowed under our senior revolving credit facility. As of the end of fiscal 2008, the following amounts were available under our credit facilities, prior to the limitations discussed below:
•	$72.0 million under our senior revolving credit facility;
•	$150.0 million under our accounts receivable securitization financing facility; and
•	$9.1 million under our inventory financing facility.
Our borrowing capacity under our senior revolving credit facility and the ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the Company’s trailing twelve months EBITDA, as defined in the agreements. The maximum leverage ratio permitted under the agreements is currently 3.0 times trailing twelve-month EBITDA and steps down to 2.75 times in October 2009. A significant drop in EBITDA would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter, to a level that could be below the Company’s total debt capacity. As of December 31, 2008, of the $450.0 million of total debt capacity available, the Company’s borrowing capacity was limited to $402.1 million based on trailing twelve-month EBITDA of $134.0 million.
Subsequent to December 31, 2008, as a result of the decline in overall sales volume in the U.S. legacy hardware business in the first quarter of 2009, our availability under the ABS facility decreased by $40.3 million as of March 31, 2009. Additionally, we further reduced our eligible receivables under this facility by $45.9 million to reflect the U.S. legacy gross trade credit liabilities that were recorded as part of our financial statement restatement described in Note 2 of our Notes to the Consolidated Financial Statements in Item 8 of this report. As a result, total availability under our ABS facility at March 31, 2009 was $63.8 million.
The term of our accounts receivable securitization financing facility is scheduled to expire on September 17, 2009. Our senior revolving credit facility and inventory financing facility both mature on April 1, 2013. We may not be able to refinance our debt without a significant increase in cost, or at all, and there can be no assurance that additional lines of credit or financing instruments will be available to us. A lack, or high cost, of credit could limit our ability to: obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other purposes in the future, as needed; plan for, or react to, changes in technology and in our business and competition; and react in the event of a further economic downturn.
While we believe we can meet our capital requirements from our cash resources, future cash flow and the sources of financing that we anticipate will be available to us, we can provide no assurance that we will continue to be able to do so, particularly if current market or economic conditions continue or deteriorate further. The future effects on our business, liquidity and financial results of these conditions could be material and adverse to us, both in ways described above and in other ways that we do not currently foresee.
Disruptions in our IT systems and voice and data networks, including the system upgrade and the migration of acquired businesses to our IT systems and voice and data networks, could affect our ability to service our clients and cause us to incur additional expenses. We believe that our success to date has been, and future results of operations will be, dependent in large part upon our ability to provide prompt and efficient service to our clients. Our ability to provide that level of service is largely dependent on the accuracy, quality and utilization of the information generated by our IT systems, which affects our ability to manage our sales, client service, distribution, inventories and accounting systems and the reliability of our voice and data networks. We have been making and will continue to make enhancements and upgrades to our IT systems. Additionally, certain assumed expense synergies are dependent on migrating acquired businesses to our IT systems. There can be no assurances that these enhancements or conversions will not cause disruptions in our business, and any such disruption could have a material adverse effect on our results of operations and financial condition. The conversion of EMEA to a new IT system platform is intended to enable us to sell hardware and services to clients in that region, and therefore any delay in that implementation or disruption of service during that implementation would have an adverse effect on current results and future sales growth. Further, any delay in the timing could reduce and/or delay our expense savings, and any such disruption could have a material adverse effect on our results of operations and financial condition. Additionally, if we complete conversions that shorten the life of existing technology or impair the value of the existing system, we could incur additional depreciation expense and/or impairment charges. Although we have built redundancy into most of our IT systems, have documented system outage policies and procedures and have comprehensive data backup, we do not have a formal disaster recovery plan. Substantial interruption in our IT systems or in our telephone communication systems would have a material adverse effect on our business, results of operations and financial condition.

INSIGHT ENTERPRISES, INC.
The IT hardware, software and services industry is intensely competitive, and actions of our competitors, including manufacturers and publishers of products we sell, can negatively affect our business. Competition in the industry is based on price, product availability, speed of delivery, credit availability, quality and breadth of product lines, and, increasingly, on the ability to tailor specific solutions to client needs. We compete with manufacturers/publishers, including manufacturers/publishers of products we sell, as well as a large number and wide variety of marketers and resellers of IT hardware, software and services. Product manufacturers/publishers have programs to sell directly to business clients, particularly larger corporate clients, and are thus a competitive threat to us. In addition, the manner in which software products are distributed and sold and the manner in which publishers compensate channel partners like us are continually changing. Software publishers may intensify their efforts to sell their products directly to end-users, including our current and potential clients, and may reduce the compensation to resellers or change the requirements for earning these amounts. Other products and methodologies for distributing software may be introduced by publishers, present competitors or other third parties. An increase in the volume of products sold through any of these competitive programs or distributed directly electronically to end-users or a decrease in the amount of referral fees paid to us, or increased competition for providing services to these clients, could have a material adverse effect on our business, results of operations and financial condition.
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
Another growing industry trend is the SaaS business model, whereby software vendors develop and make their applications available for use over the Internet. In many cases, the SaaS model allows enterprises to obtain the benefits of commercially licensed, internally operated software without the associated complexity or high initial set-up, operational and licensing costs. Advances in the SaaS business model and other new models could increase our competition or eliminate the need for a resale channel. There can be no assurance that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not have a material adverse effect on our business, results of operations and financial condition.

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
Sales of software licenses are subject to seasonal changes in demand and resulting sales activities. Our software business is subject to seasonal change. In particular, software sales are seasonally much higher in our second and fourth quarters. As a result, our quarterly results will be affected by lower demand in the first and third quarters. A majority of our costs are not variable, and therefore a substantial reduction in sales during a quarter could have a negative effect on operating results. In addition, periods of higher sales activities during certain quarters may require a greater use of working capital to fund the business. During these periods, these increased working capital requirements could temporarily increase our leverage and liquidity needs and expose us to greater financial risk. Due to these seasonal changes, the operating results for any three-month period will not be indicative of the results that may be achieved for any subsequent fiscal quarter or for a full fiscal year.
There are risks associated with our international operations that are different than the risks associated with our operations in the U.S., and our exposure to the risks of a global market could hinder our ability to maintain and expand international operations. We have operation centers in Australia, Canada, Germany, France, the U.S., and the United Kingdom, as well as sales offices in Austria, Australia, Belgium, Canada, China, Denmark, Finland, France, Germany, Hong Kong, Italy, the Netherlands, Norway, Russia, Singapore, Spain, Sweden, Switzerland, the United Kingdom and the U.S., and sales presence in Ireland and New Zealand. In the regions in which we do not currently have a physical presence, such as Africa, Japan and India, we serve our clients through strategic relationships. In Japan, we serve our clients through a joint venture with Uchida Spectrum. In implementing our international strategy, we may face barriers to entry and competition from local companies and other companies that already have established global businesses, as well as the risks generally associated with conducting business internationally. The success and profitability of international operations are subject to numerous risks and uncertainties, many of which are outside of our control, such as:
•	political or economic instability;
•	changes in governmental regulation or taxation;
•	changes in import/export laws, regulations and customs and duties;
•	trade restrictions;
•	difficulties and costs of staffing and managing operations in certain foreign countries;
•	work stoppages or other changes in labor conditions;
•	taxes and other restrictions on repatriating foreign profits back to the U.S.;
•	extended payment terms; and
•	seasonal reductions in business activity in some parts of the world.
In addition, until a payment history is established with clients in a new region, the likelihood of collecting receivables generated by such operations, on a timely basis or at all, could be less than in established markets. As a result, there is a greater risk that reserves established with respect to the collection of such receivables may be inadequate. Furthermore, changes in policies and/or laws of the U.S. or foreign governments resulting in, among other changes, higher taxation, currency conversion limitations or the nationalization of private enterprises could reduce the anticipated benefits of international operations. Any actions by countries in which we conduct business to reverse policies that encourage foreign trade could have a material adverse effect on our results of operations and financial condition.
Changes in, or interpretations of, tax rules and regulations may adversely affect our effective income tax rates or operating margins and we may be required to pay additional tax assessments. We conduct business globally and file income tax returns in various U.S. and foreign tax jurisdictions. Our effective tax rate could be adversely affected by various factors, many of which are outside of our control, including:
•	changes in pre-tax income in various jurisdictions in which we operate that have differing statutory tax rates;
•	changes in tax laws, regulations, and/or interpretations of such tax laws in multiple jurisdictions;
•	tax effects related to purchase accounting for acquisitions; and
•	resolutions of issues arising from tax examinations and any related interest or penalties.

INSIGHT ENTERPRISES, INC.
The determination of our worldwide provision for income taxes and other tax liabilities requires estimation, judgment and calculations in situations where the ultimate tax determination may not be certain. Our determination of tax liabilities is always subject to review or examination by tax authorities in various jurisdictions. Any adverse outcome of such review or examination could have a negative impact on our operating results and financial condition. The results from various tax examinations and audits may differ from the liabilities recorded in our financial statements and may adversely affect our financial results and cash flows.
International operations expose us to currency exchange risk and we cannot predict the effect of future exchange rate fluctuations or the volatility of the U.S. dollar exchange rate on our business and operating results. We have currency exposure arising from both sales and purchases denominated in foreign currencies, including intercompany transactions outside the U.S. Changes in exchange rates between foreign currencies and the U.S. dollar, or between foreign currencies, may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will become more expensive in U.S. dollars to pay expenses with foreign currencies. In addition, currency devaluation against the U.S. dollar can result in a loss to us if we hold deposits denominated in the devalued currency. We currently conduct limited hedging activities, and, to the extent not hedged, we are vulnerable to the effects of currency exchange-rate fluctuations. In addition, some currencies are subject to limitations on conversion into other currencies, which can limit the ability to otherwise react to rapid foreign currency devaluations. We cannot predict the effect of future exchange-rate fluctuations on business and operating results, and significant rate fluctuations could have a material adverse effect on results of operations and financial condition.
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

INSIGHT ENTERPRISES, INC.
We may not be able to protect our intellectual property adequately, and we may be subject to intellectual property infringement claims. To protect our intellectual property, we rely on copyright and trademark laws, unpatented proprietary know-how, and trade secrets and patents, as well as confidentiality, invention assignment, non-solicitation and non-competition agreements. There can be no assurance that these measures will afford us sufficient protection of our intellectual property, and it is possible that third parties may copy or otherwise obtain and use our proprietary information without authorization or otherwise infringe on our intellectual property rights. The disclosure of our trade secrets could impair our competitive position and could have a material adverse effect on our business relationships, results of operations, financial condition and future growth prospects. In addition, our registered trademarks and tradenames are subject to challenge by other rights owners. This may affect our ability to continue using those marks and names. Likewise, many businesses are actively investing in, developing and seeking protection for intellectual property in the areas of search, indexing, e-commerce and other Web-related technologies, as well as a variety of on-line business models and methods, all of which are in addition to traditional research and development efforts for IT products and application software. As a result, disputes regarding the ownership of these technologies are likely to arise in the future, and, from time to time, parties do assert various infringement claims against us in the form of cease-and-desist letters, licensing inquiries, lawsuits and other communications. If there is a determination that we have infringed the proprietary rights of others, we could incur substantial monetary liability, be forced to stop selling infringing products or providing infringing services, be required to enter into costly royalty or licensing agreements, if available, or be prevented from using the rights, which could force us to change our business practices in the future. Additionally, as we increase the geographic scope of our operations and the types of services provided under the Insight brand, there is a greater likelihood that we will encounter challenges to our tradenames, trademarks and service marks. We may not be able to use our principal mark without modification in all geographies for all of our offerings, and these challenges may come from either governmental agencies or other market participants. These types of claims could have a material adverse effect on our business, results of operations and financial condition.
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
On January 11, 2008, the Board of Directors amended our bylaws to provide that the Company will seek stockholder approval prior to its adoption of any stockholder rights plan, unless the Board, in the exercise of its fiduciary duties, determines that, under the circumstances existing at the time, it is in the best interest of our stockholders to adopt or extend a stockholder rights plan without delay. The amendment further provides that a stockholder rights plan adopted or extended by the Board without prior stockholder approval must provide that it will expire unless ratified by the stockholders of the Company within one year of adoption. Despite these bylaw provisions, we could adopt a stockholder rights plan for a limited period of time, and such a plan could have the effect of delaying or deterring a change of control that could limit the opportunity for stockholders to receive a premium for their shares.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive offices are located at 6820 South Harl Avenue, Tempe, Arizona 85283. We believe that our facilities will be suitable and adequate for our present purposes, and we anticipate that we will be able to extend our existing leases on terms satisfactory to us or, if necessary, to locate substitute facilities on acceptable terms. At December 31, 2008, we owned or leased a total of approximately 1.3 million square feet of office and warehouse space, and, while approximately 85% of the square footage is in the United States, we own or lease office and warehouse facilities in twelve countries in EMEA.
Information about significant sales, distribution, services and administration facilities in use as of December 31, 2008 is summarized in the following table:

Operating Segment	Location	Primary Activities	Own or Lease
Headquarters	Tempe, Arizona, USA	Executive Offices and Administration	Own

North America	Tempe, Arizona, USA	Sales and Administration	Own
	Tempe, Arizona, USA	Sales and Administration	Lease
	Bloomingdale, Illinois, USA	Sales and Administration	Own
	Hanover Park, Illinois, USA	Services and Distribution	Lease
	Plano, Texas, USA	Sales and Administration	Lease
	Liberty Lake, Washington, USA	Sales and Administration	Lease
	Winnipeg, Manitoba, Canada	Sales and Administration	Lease
	Montreal, Quebec, Canada	Sales and Administration	Own
	Mississauga, Ontario, Canada	Sales and Administration	Lease
	Montreal, Quebec, Canada	Distribution	Lease

EMEA	Sheffield, United Kingdom	Sales and Administration	Own
	Sheffield, United Kingdom	Distribution	Lease
	Uxbridge, United Kingdom	Sales and Administration	Lease
	Munich, Germany	Sales and Administration	Lease
	Paris, France	Sales and Administration	Lease

APAC	Sydney, New South Wales, Australia	Sales and Administration	Lease
In addition to those listed above, we have leased sales offices in various cities across North America, EMEA and APAC. For additional information on operating leases, see Note 9 to the Consolidated Financial Statements in Part II, Item 8 of this report. These properties are not included in the table above. Subsequent to December 31, 2008, we vacated our former headquarters building located in Tempe, Arizona, which is owned by the Company but is currently unoccupied. We also have leased facilities in the United Kingdom that are no longer in use following a move to more desirable office space. These properties are also not included in the table above. A portion of the administration facilities that we own in Tempe, Arizona included in the table above is currently leased to Direct Alliance Corporation, a discontinued operation that was sold to a third party in 2006.

INSIGHT ENTERPRISES, INC.
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
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies” (“SFAS 5”), we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and are adjusted to reflect the effects of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular claim. Although litigation is inherently unpredictable, we believe that we have adequate provisions for any probable and estimable losses. It is possible, nevertheless, that the results of our operations or cash flows could be materially and adversely affected in any particular period by the resolution of a legal proceeding. Legal expenses related to defense, negotiations, settlements, rulings and advice of outside legal counsel are expensed as incurred.
On March 10, 2008, TeleTech Holdings, Inc. (“Teletech”) sent us a demand for arbitration pursuant to the Stock Purchase Agreement (“SPA”) pursuant to which TeleTech acquired Direct Alliance Corporation (“DAC”), a former subsidiary of Insight, effective June 30, 2006. TeleTech claims that it is entitled to a $5,000,000 “clawback” under the SPA relating to the non-renewal of an agreement between DAC and one of its clients. We disputed TeleTech’s allegations and are defending this matter in arbitration. In recording the disposition of DAC on June 30, 2006, we deferred $5,000,000 as a contingent gain on sale related to this clawback.
On April 1, 2008, we completed the acquisition of Calence pursuant to an agreement and plan of merger (the “Merger Agreement”), a related support agreement (the “Support Agreement”) and other ancillary agreements. In April 2008, in connection with an investigation being conducted by the United States Department of Justice (the “DOJ”), Calence received a subpoena from the Office of the Inspector General of the Federal Communications Commission (the “FCC”) requesting documents related to the award, by the Universal Service Administration Company (“USAC”), of funds under the E-Rate program to a participating school district. The E-Rate program provides schools and libraries with discounts to obtain affordable telecommunications and internet access. No allegations were made against Calence, and we have responded to the subpoena. Pursuant to the Merger Agreement and the Support Agreement, the former owners of Calence have agreed to indemnify us for certain losses and damages that may arise out of or result from this matter, including our fees and expenses for responding to the subpoena.
Beginning in March 2009, three purported class action lawsuits were filed in the U.S. District Court for the District of Arizona against us and certain of our current and former directors and officers on behalf of purchasers of our securities during the period April 22, 2004 to February 6, 2009 (the period specified in the first complaint is January 30, 2007 to February 6, 2009). The complaints, which seek unspecified damages, assert claims under the federal securities laws relating to our February 9, 2009 announcement that we expected to restate our financial statements for the year ended December 31, 2007 and for the first three quarters of 2008 and that the restatement would include a material reduction of retained earnings. The complaints also allege that we issued false and misleading financial statements and issued misleading public statements about our results of operations. None of the defendants have responded to the complaints at this time.
On March 19, 2009, we received a letter of informal inquiry from the Division of Enforcement of the SEC requesting certain documents and information relating to the Company’s historical accounting treatment of aged trade credits. We are cooperating with the SEC. We cannot predict the outcome of this investigation.
Item 4. Submission of Matters to a Vote of Security Holders
None.

INSIGHT ENTERPRISES, INC.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades under the symbol “NSIT” on The Nasdaq Global Select Market. The following table shows, for the calendar quarters indicated, the high and low closing price per share for our common stock as reported on the Nasdaq Global Select Market.

	Common Stock
	High Price	Low Price
Year 2008
Fourth Quarter	$13.38	$3.40
Third Quarter	17.11	10.70
Second Quarter	18.20	11.00
First Quarter	19.00	15.49
Year 2007
Fourth Quarter	$27.78	$17.47
Third Quarter	26.50	22.24
Second Quarter	22.65	17.98
First Quarter	20.33	17.75
As of April 30, 2009, we had 45,846,171 shares of common stock outstanding held by approximately 100 stockholders of record. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by brokerage firms and clearing agencies.
We have never paid a cash dividend on our common stock. We currently intend to reinvest all of our earnings into our business and do not intend to pay any cash dividends in the foreseeable future. Our senior revolving credit facility contains restrictions on the payment of cash dividends.
Issuer Purchases of Equity Securities
On November 14, 2007, we announced that on November 13, 2007, our Board of Directors had authorized the purchase of up to $50.0 million of our common stock through September 30, 2008. During the year ended December 31, 2008, we purchased in open market transactions 3.49 million shares of our common stock at a total cost of approximately $50.0 million, or an average price of $14.31 per share, which represented the full amount authorized under the repurchase program. All shares repurchased were retired as of June 30, 2008. We did not repurchase any shares of our common stock during the fourth quarter of 2008.
Stock Price Performance Graph
Set forth below is a graph comparing the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq Stock Market U.S. Companies (Market Index) and the Nasdaq Retail Trade Stocks (Peer Index) for the period starting January 1, 2004 and ending December 31, 2008. The graph assumes that $100 was invested on January 1, 2004 in our common stock and in each of the two Nasdaq indices, and that, as to such indices, dividends were reinvested. We have not, since our inception, paid any cash dividends on our common stock. Historical stock price performance shown on the graph is not necessarily indicative of future price performance.

INSIGHT ENTERPRISES, INC.

	Jan. 1,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2004	2004	2005	2006	2007	2008
Insight Enterprises, Inc. Common Stock (NSIT)	100.00	108.98	104.14	100.21	96.87	36.64

Nasdaq Stock Market U.S. Companies (Market Index)	100.00	108.84	111.16	122.11	132.42	63.80

Nasdaq Retail Trade Stocks (Peer Index)	100.00	126.84	128.04	139.83	127.23	88.82

INSIGHT ENTERPRISES, INC.
Item 6. Selected Financial Data
The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto in Part II, Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report. The information presented in the following tables has been adjusted to reflect the restatement of our consolidated financial results which is more fully described in the “Explanatory Note Regarding Restatement of our Consolidated Financial Statements” immediately preceding Part I of this Annual Report on Form 10-K and in Note 2 “Restatement of Consolidated Financial Statements” in the notes to the consolidated financial statements. We derived the selected consolidated financial data as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 from our audited consolidated financial statements, and accompanying notes, included in Part II, Item 8 of this report. The consolidated statements of operations data for the years ended December 31, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2007 have been restated in connection with the restatements discussed in Note 2 of the notes to the consolidated financial statements. The consolidated statement of operations data for the years ended December 31, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006, 2005 and 2004 have been restated below as discussed in the Explanatory Note in the front of this Annual Report on Form 10-K and in Note 2 of the notes to the consolidated financial statements.
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

	Years Ended December 31,
	2008	2007	2006	2005	2004
		As Restated	As Restated	As Restated	As Restated
		(4)	(4)	(5)	(5)
	(in thousands, except per share data)
Consolidated Statements of Operations Data (1)
Net sales	$4,825,489	$4,805,474	$3,599,937	$2,920,135	$2,798,545
Costs of goods sold	4,161,906	4,146,848	3,133,751	2,561,519	2,458,828

Gross profit	663,583	658,626	466,186	358,616	339,717
Operating expenses:
Selling and administrative expenses	561,987	542,322	376,722	281,934	277,129
Goodwill impairment	397,247	—	—	—	—
Severance and restructuring expenses	8,595	2,595	729	11,962	2,435
Reductions in liabilities assumed in a previous acquisition	—	—	—	(664)	(3,617)

(Loss) earnings from operations	(304,246)	113,709	88,735	65,384	63,770
Non-operating (income) expense:
Interest income	(2,387)	(2,078)	(4,355)	(3,394)	(1,849)
Interest expense	13,479	12,852	5,985	1,850	1,989
Net foreign currency exchange loss (gain)	9,629	(3,887)	(1,135)	72	262
Other expense, net	1,107	1,531	901	782	1,190

(Loss) earnings from continuing operations before income taxes	(326,074)	105,291	87,339	66,074	62,178
Income tax (benefit) expense	(86,347)	40,686	30,882	26,009	16,362

Net (loss) earnings from continuing operations	(239,727)	64,605	56,457	40,065	45,816
Earnings from discontinued operations, net of taxes (2)	—	4,151	13,084	8,975	32,328

Net (loss) earnings before cumulative effect of change in accounting principle	(239,727)	68,756	69,541	49,040	78,144
Cumulative effect of change in accounting principle, net of taxes (3)	—	—	—	(649)	—

Net (loss) earnings	$(239,727)	$68,756	$69,541	$48,391	$78,144

INSIGHT ENTERPRISES, INC.

	Years Ended December 31,
	2008	2007	2006	2005	2004
		As Restated	As Restated	As Restated	As Restated
		(4)	(4)	(5)	(5)
	(in thousands, except per share data)
Consolidated Statements of Operations Data (1)
Net (loss) earnings per share — Basic:
Net (loss) earnings from continuing operations	$(5.15)	$1.32	$1.17	$0.83	$0.95
Net earnings from discontinued operations (2)	—	0.08	0.27	0.18	0.67
Cumulative effect of change in accounting principle (3)	—	—	—	(0.01)	—

Net (loss) earnings per share	$(5.15)	$1.40	$1.44	$1.00	$1.62

Net (loss) earnings per share — Diluted:
Net (loss) earnings from continuing operations	$(5.15)	$1.29	$1.15	$0.82	$0.92
Net earnings from discontinued operations (2)	—	0.08	0.27	0.18	0.67
Cumulative effect of change in accounting principle (3)	—	—	—	(0.01)	—

Net (loss) earnings per share	$(5.15)	$1.37	$1.42	$0.99	$1.59

Shares used in per share calculations:
Basic	46,573	49,055	48,373	48,553	48,389

Diluted	46,573	50,120	49,006	49,057	49,220

	December 31,
	2008	2007	2006	2005	2004
		As Restated	As Restated	As Restated	As Restated
		(4)	(5)	(5)	(5)
	(in thousands)
Consolidated Balance Sheet Data
Working capital	$317,467	$417,574	$382,983	$346,069	$355,385
Total assets	1,607,640	1,889,100	1,800,050	933,331	895,162
Short-term debt	—	15,000	30,000	66,309	25,000
Long-term debt	228,000	187,250	224,250	—	—
Stockholders’ equity	421,968	741,738	663,629	547,729	548,922
Cash dividends declared per common share	—	—	—	—	—

(1)	Our consolidated statements of operations data above includes results of the acquisitions from their dates of acquisition: MINX from July 10, 2008; Calence from April 1, 2008; and Software Spectrum from September 7, 2006. See further discussion in Note 19 to the Consolidated Financial Statements in Part II, Item 8 of this report.

(2)	Earnings from Discontinued Operations. During the year ended December 31, 2007, we sold PC Wholesale, a division of our North American operating segment. During the year ended December 31, 2006, we sold Direct Alliance, a business process outsourcing provider in the U.S. During the year ended December 31, 2004, we sold our 95% ownership in PlusNet, an Internet service provider in the United Kingdom. Accordingly, we have accounted for these entities as discontinued operations and have reported their results of operations as discontinued operations in the Consolidated Statements of Operations. Included in earnings from discontinued operations for the years ended December 31, 2007, 2006 and 2004 are the gain on the sale of PC Wholesale of $5.6 million, $3.4 million net of taxes, the gain on the sale of Direct Alliance of $14.9 million, $9.0 million net of taxes, and the gain on the sale of PlusNet of $23.7 million, $18.3 million net of taxes, respectively.

(3)	Upon adoption of Financial Accounting Standards Board (“FASB”) Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), during 2005, we recorded a non-cash cumulative effect of a change in accounting principle of $979,000 ($649,000 net of tax), representing cumulative amortization of the leasehold improvements and accretion of the long-term liability since the lease inception dates.

(4)	See the Explanatory Note in the front of this Annual Report on Form 10-K, “Restatement of Consolidated Financial Statements” in Part II, Item 7 and Note 2 to the Consolidated Financial Statements in Part II, Item 8 of this report for the effects of the restatement adjustments on our consolidated financial statements as of December 31, 2007 and for the years ended December 31, 2007 and 2006.

(5)	The selected consolidated financial data as of December 31, 2006, 2005 and 2004 and for the years ended December 31, 2005 and 2004 have been adjusted to reflect the restatements described in Note 2, “Restatement of Consolidated Financial Statements,” to the Consolidated Financial Statements in Part II, Item 8 of this report. The effects of the restatement adjustments on our consolidated statements of operations data for the years ended December 31, 2005 and 2004 and on our consolidated balance sheet data as of December 31, 2006, 2005 and 2004 are presented in the tables following these notes.

INSIGHT ENTERPRISES, INC.
The table below reflects the effects of the restatement adjustments on our consolidated statements of operations data for the years ended December 31, 2005 and 2004 (in thousands, except per share data):

	Year Ended December 31, 2005			Year Ended December 31, 2004
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Consolidated Statements of Operations Data
Net sales	$2,931,209	$(11,074)	$2,920,135	$2,780,484	$18,061	$2,798,545
Costs of goods sold	2,566,100	(4,581)	2,561,519	2,437,885	20,943	2,458,828

Gross profit	365,109	(6,493)	358,616	342,599	(2,882)	339,717
Operating expenses:
Selling and administrative expenses	279,161	2,773	281,934	276,203	926	277,129
Severance and restructuring Expenses	11,962	—	11,962	2,435	—	2,435
Reductions in liabilities assumed in a previous acquisition	(664)	—	(664)	(3,617)	—	(3,617)

Earnings (loss) from operations	74,650	(9,266)	65,384	67,578	(3,808)	63,770
Non-operating (income) expense:
Interest income	(3,394)	—	(3,394)	(1,849)	—	(1,849)
Interest expense	1,914	(64)	1,850	2,011	(22)	1,989
Net foreign currency exchange (gain) loss	72	—	72	262	—	262
Other expense, net	782	—	782	1,190	—	1,190

Earnings (loss) from continuing operations before income taxes	75,276	(9,202)	66,074	65,964	(3,786)	62,178
Income tax expense	29,591	(3,582)	26,009	17,835	(1,473)	16,362

Earnings (loss) from continuing operations	45,685	(5,620)	40,065	48,129	(2,313)	45,816
Earnings from discontinued operations, net of taxes	8,975	—	8,975	32,328	—	32,328

Net earnings before cumulative change in accounting principle	54,660	(5,620)	49,040	80,457	(2,313)	78,144
Cumulative effect of changes in accounting principle, net of taxes of $330 in 2005	(649)	—	(649)	—	—	—

Net earnings (loss)	$54,011	$(5,620)	$48,391	$80,457	$(2,313)	$78,144

Net earnings per share — Basic:
Net earnings (loss) from continuing operations	$0.94	$(0.11)	$0.83	$0.99	$(0.04)	$0.95
Net earnings from discontinued operation	0.18	—	0.18	0.67	—	0.67
Cumulative effect of changes in accounting principle	(0.01)	—	(0.01)	—	—	—

Net earnings per share	$1.11	$(0.11)	$1.00	$1.66	$(0.04)	$1.62

Net earnings per share — Diluted:
Net earnings (loss) from continuing operations	$0.93	$(0.11)	$0.82	$0.96	$(0.04)	$0.92
Net earnings from discontinued operation	0.18	—	0.18	0.67	—	0.67
Cumulative effect of changes in accounting principle	(0.01)	—	(0.01)	—	—	—

Net earnings per share	$1.10	$(0.11)	$0.99	$1.63	$(0.04)	$1.59

Shares used in per share calculations:
Basic	48,553	—	48,553	48,389	—	48,389

Diluted	49,057	—	49,057	49,220	—	49,220

INSIGHT ENTERPRISES, INC.
The tables below reflect the effects of the restatement adjustments on our consolidated balance sheet data as of December 31, 2006, 2005 and 2004 (in thousands):

	December 31, 2006			December 31, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Consolidated Balance Sheet Data
Working capital	$413,085	$(30,102)	$382,983	$367,184	$(21,115)	$346,069
Total assets	1,780,265	19,785	1,800,050	922,340	10,991	933,331
Short-term debt	30,000	—	30,000	66,309	—	66,309
Long-term debt	224,250	—	224,250	—	—	—
Stockholders’ equity	690,350	(26,721)	663,629	569,913	(22,184)	547,729

	December 31, 2004
	As Reported	Adjustments	As Restated
Consolidated Balance Sheet Data
Working capital	$370,873	$(15,488)	$355,385
Total assets	887,641	7,521	895,162
Short-term debt	25,000	—	25,000
Long-term debt	—	—	—
Stockholders’ equity	565,517	(16,595)	548,922

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
Restatement of Consolidated Financial Statements
Background
On February 9, 2009, following an internal review we issued a press release announcing that our management had identified errors in the Company’s accounting for trade credits in prior periods dating back to December 1996. The internal review encompassed aged trade credits, including both aged accounts receivable credits and aged accounts payable credits, arising in the ordinary course of business that were recognized in the Company’s statements of operations prior to the legal discharge of the underlying liabilities under applicable domestic and foreign laws. In a Form 8-K filed on February 10, 2009, we reported that the Company’s financial statements, assessment of the effectiveness of internal control over financial reporting and related audit reports thereon in our most recently filed Annual Report on Form 10-K, for the year ended December 31, 2007, and the interim financial statements in our Quarterly Reports on Form 10-Q for the first three quarters of 2008, and all earnings press releases and similar communications issued by the Company relating to such financial statements, should no longer be relied upon.
We informed the administrative agents and lenders under our senior revolving credit facility, our accounts receivable securitization financing facility and our inventory financing facility of our intention to restate our financial statements. The errors and restatement constituted a default under each of these facilities. Accordingly, we sought and received the waivers required to resolve this default.
Following management’s identification of errors in the Company’s accounting for aged trade credits, the Company retained outside legal counsel to conduct a factual investigation into the Company’s accounting practices pertaining to aged trade credits. The Board of Directors and its Audit Committee separately retained counsel to oversee and participate in the investigation, reach findings, and propose remedial measures to the Audit Committee. Company counsel and board counsel jointly retained forensic accountants to assist in the investigation and to gather documents and information from Company personnel. As part of this investigation and review process, outside counsel and forensic accountants gathered and evaluated documents and interviewed current and former Company employees. The Audit Committee was advised of the progress of the investigation and the internal review on a regular basis.
Outside counsel has informed the Audit Committee that the internal investigation is complete. Board counsel has presented its findings to the Audit Committee. Interviews, document reviews and forensic analysis conducted during the internal investigation did not indicate an intent to manipulate the Company’s accounting or financial results. The Audit Committee has received these findings as well as the recommendations of management, board counsel and other advisors concerning the proposed remedial actions to be taken with respect to the aged trade credit issue. The Audit Committee has adopted these remedial measures and directed management to implement them under the supervision of the Audit Committee. Detailed information about the remedial measures that management plans to implement is included in Part II, Item 9A “Controls and Procedures” of this report.
We determined, based upon the results of our internal review and analysis and the related internal investigation, that the periods in which certain aged trade credits in accounts receivable and accounts payable were previously recorded as a reduction of costs of goods sold preceded the periods in which the Company was legally discharged of the underlying liabilities under applicable domestic and foreign laws. The restated consolidated financial statements included in this Annual Report on Form 10-K reflect the corrections resulting from our determination. The cumulative restatement charge covering the period from December 1, 1996 through September 30, 2008 related to this trade credit issue is $61.2 million, or $37.7 million after taxes. These aged trade credit liabilities totaled $59.4 million as of December 31, 2008. We expect that the final settlement of these liabilities with our clients and our partners and ultimately with state and/or foreign regulatory bodies may take multiple years and may be settled for less than the estimated liability. However, we cannot provide any assurances that the final settlement will be materially lower.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
The matters that have caused us to restate our financial statements and data previously reported are further discussed below and in Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.” In addition, in connection with the investigation and restatement process, we identified a material weakness in our internal control over financial reporting. As a result, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008. A description of that material weakness, as well as management’s plan to remediate that material weakness, is more fully discussed in Part II, Item 9A, “Controls and Procedures.”
We have incurred substantial expenses related to our internal review, including the cost of outside legal counsel, forensic accounting consultants and outside consultants engaged to assist management in quantifying the related liabilities under applicable domestic and foreign laws. We have incurred approximately $4.1 million in such costs through March 31, 2009 and anticipate additional fees will be incurred in the completion of the financial statement restatement and related matters.
Restatement Adjustments
We determined that corrections to our consolidated financial statements are required to reverse material prior period reductions of costs of goods sold and the related income tax effects as a result of these incorrect releases of aged trade credits prior to the legal discharge of the underlying liability. These trade credits arose from unclaimed credit memos, duplicate payments, payments for returned product or overpayments made to us by our clients, and, to a lesser extent, from goods received by us from a supplier for which we were never invoiced.
We recorded an aggregate gross charge of approximately $35.2 million to our consolidated retained earnings as of December 31, 2005 and established a related current liability. This amount represented approximately $33.0 million of costs of goods sold and $2.2 million of selling and administrative expenses relating to the period from December 1, 1996 through December 31, 2005. The aggregate tax benefit related to these trade credit restatement adjustments is $13.8 million, which benefit reduced the charge to retained earnings as of December 31, 2005 and established a related deferred tax asset. In addition, our statements of operations for the years ended December 31, 2006 and 2007, and the quarters ended March 31, June 30, and September 30, 2008 contained in this Annual Report have been restated to reflect an aggregate of approximately $9.5 million, $10.2 million, $2.8 million, $2.2 million and $1.3 million, respectively, of increases in costs of goods sold and to establish a related current liability relating to aged trade credits. These reinstated aged trade credit liabilities totaled $59.4 million at December 31, 2008 and are recorded in accrued expenses and other current liabilities.
Other Miscellaneous Accounting Adjustments
In addition to the restatements for aged trade credits, we also corrected previously reported financial statements for the following other miscellaneous accounting adjustments as a result of a review of our critical accounting policies:
•	An adjustment of $2.7 million to allocate a portion of our North America goodwill not previously allocated to the carrying amount of a division of our North America operating segment that we sold on March 1, 2007 in determining the gain on sale. This adjustment reduced the gain on sale of the discontinued operation recorded in the three months ended March 31, 2007, which gain is included in earnings from discontinued operations. The tax effect of this adjustment was $1.1 million.
•	Adjustments to hardware net sales and costs of goods sold recognized in prior periods to recognize sales based on a “de facto” passage of title at the time of delivery. Although our usual sales terms are F.O.B. shipping point or equivalent, at which time title and risk of loss have passed to the client, we have a general practice of covering customer losses while products are in transit despite our stated shipping terms, and as a result delivery is not deemed to have occurred until the product is received by the client. The net increase (decrease) in gross profit resulting from these adjustments was $20,000, $440,000 and ($522,000) for the years ended December 31, 2006 and 2007 and the nine months ended September 30, 2008, respectively. The tax expense (benefit) related to these adjustments was $8,000, $174,000 and ($201,000) for the years ended December 31, 2006 and 2007 and the nine months ended September 30, 2008, respectively. Adjustments related to periods prior to 2006 resulted in an $895,000 reduction of retained earnings as of December 31, 2005.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
•	Adjustments to recognize stock based compensation expense related to performance-based RSUs on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards (i.e., a graded vesting basis) instead of on a straight-line basis over the requisite service period for the entire award. The net increase (decrease) in operating expenses was $2.4 million, $2.5 million and ($1.2 million) for the years ended December 31, 2006 and 2007 and the nine months ended September 30, 2008, respectively.
•	Adjustments to capitalize interest on internal-use software development projects in prior periods and record the related amortization expense thereon. The net increase (decrease) in pretax earnings resulting from these adjustments was $805,000, $386,000 and ($4,000) for the years ended December 31, 2006 and 2007 and the nine months ended September 30, 2008, respectively. The tax expense (benefit) related to these adjustments was $318,000, $152,000 and ($2,000) for the years ended December 31, 2006 and 2007 and the nine months ended September 30, 2008, respectively. Adjustments related to periods prior to 2006 resulted in a $50,000 reduction of retained earnings as of December 31, 2005.
•	Revisions in the classification of consideration that exceeded the specific, incremental identifiable costs of shared marketing expense programs of $5.0 million, $7.3 million and $4.6 million for the years ended December 31, 2006 and 2007 and the nine months ended September 30, 2008, respectively, to reflect such excess consideration as a reduction of costs of goods sold instead of a reduction of the related selling administration expenses. These revisions in classification related to our EMEA operating segment and had no effect on reported net earnings in any period.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
The table below presents the decrease in net earnings resulting from the individual restatement adjustments for each respective period presented (in thousands):

	Nine Months
	Ended
	September
	30,	Year Ended December 31,
	2008	2007	2006	2005	2004
Increase (decrease) in net sales:
F.O.B. destination adjustments	$(9,288)	$5,043	$6,681	$(11,074)	$18,061

Total adjustments to net sales	(9,288)	5,043	6,681	(11,074)	18,061

Increase (decrease) in costs of goods sold:
Trade credit adjustments	6,347	10,161	9,458	9,128	4,847
F.O.B. destination adjustments	(8,766)	4,603	6,661	(10,939)	17,021
Reclassification of partner funding	(4,554)	(7,259)	(4,967)	(2,770)	(925)

Total adjustments to costs of goods sold	(6,973)	7,505	11,152	(4,581)	20,943

Net decrease in gross profit	(2,315)	(2,462)	(4,471)	(6,493)	(2,882)

Increase (decrease) in operating expenses:
Stock-based compensation	(1,243)	2,543	2,363	—	—
Reclassification of partner funding	4,554	7,259	4,967	2,770	925
Amortization of capitalized interest	113	129	3	3	1
Goodwill impairment	(181)	—	—	—	—

Total adjustments to operating expenses	3,243	9,931	7,333	2,773	926

Net decrease in earnings (loss) from operations	(5,558)	(12,393)	(11,804)	(9,266)	(3,808)

Decrease in non-operating expenses:
Capitalized interest	(109)	(515)	(808)	(64)	(22)

Total adjustments to non-operating expenses	(109)	(515)	(808)	(64)	(22)

Total adjustments to earnings (loss) from continuing operations before income taxes	(5,449)	(11,878)	(10,996)	(9,202)	(3,786)
Income tax benefit	2,187	4,472	3,719	3,582	1,473

Total adjustments to earnings (loss) from continuing operations	(3,262)	(7,406)	(7,277)	(5,620)	(2,313)

Decrease in gain on sale of a discontinued operation	—	(2,699)	—	—	—
Income tax benefit	—	1,066	—	—	—

Total adjustments to earnings from discontinued operations, net of tax	—	(1,633)	—	—	—

Total decrease in net earnings	$(3,262)	$(9,039)	$(7,277)	$(5,620)	$(2,313)

The decrease in net earnings resulting from the trade credit adjustments was $3.1 million, $4.5 million, $3.5 million, $333,000, $762,000, $466,000, $224,000 and $0 for the years ended December 31, 2003, 2002, 2001, 2000, 1999, 1998, 1997 and 1996, respectively. The tax benefit related to these adjustments was $2.0 million, $2.9 million, $2.3 million, $217,000, $498,000, $304,000, $146,000 and $0 for the years ended December 31, 2003, 2002, 2001, 2000, 1999, 1998, 1997 and 1996, respectively. Aggregate F.O.B. destination adjustments related to periods prior to 2004 resulted in a $1.4 million reduction of retained earnings. No other restatement adjustments were made prior to the year ended December 31, 2004.
Related Proceedings
On March 19, 2009, we received an informal inquiry from the Division of Enforcement of the SEC requesting certain documents and information relating to the Company’s historical accounting treatment of aged trade credits. We are cooperating with the SEC. We cannot predict the outcome of this investigation.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Beginning in March 2009, three purported class action lawsuits were filed in the U.S. District Court for the District of Arizona against us and certain of our current and former directors and officers on behalf of purchasers of our securities during the period April 22, 2004 to February 6, 2009 (the period specified in the first complaint is January 30, 2007 to February 6, 2009). The complaints, which seek unspecified damages, assert claims under the federal securities laws relating to our February 9, 2009 announcement that we expected to restate our financial statements for the year ended December 31, 2007 and for the first three quarters of 2008 and that the restatement would include a material reduction of retained earnings. The complaints also allege that we issued false and misleading financial statements and issued misleading public statements about our results of operations. None of the defendants have responded to the complaints at this time.
Overview
We are a leading provider of information technology (“IT”) hardware, software and services to small, medium and large businesses and public sector institutions in North America, Europe, the Middle East, Africa and Asia-Pacific. Currently, our offerings in North America and the United Kingdom include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC currently only include software and select software-related services.
Our strategic vision is to be the trusted advisor to our clients, helping them enhance their business performance through innovative technology solutions. Our strategy is to grow profitable market share through the continued transformation of Insight into a complete IT solutions company and to establish Insight as a Global Value-Added Reseller (“G-VAR”), differentiating us in the marketplace and giving us a competitive advantage.
Net sales for the year ended December 31, 2008 increased slightly over the year ended December 31, 2007. While net sales for the year ended December 31, 2008 compared to the year ended December 31, 2007 remained flat in North America, net sales in EMEA declined 2% and net sales in APAC grew 42% year over year. We reported a net loss from continuing operations of $239.7 million and a diluted loss per share of $5.15 for the year ended December 31, 2008, primarily as a result of a $276.7 million, net of tax, goodwill impairment charge taken during the year. Net earnings from continuing operations for the year ended December 31, 2007 increased 14% and diluted earnings from continuing operations per share increased 12% compared to the year ended December 31, 2006.
The results of operations for the year ended December 31, 2008 include the effect of the following items:
•	goodwill impairment charge of $397.2 million, $276.7 million net of tax;
•	foreign currency losses of $9.6 million, $6.6 million net of tax;
•	severance and restructuring expenses of $8.6 million, $5.7 million net of tax; and
•	foreign tax credit impairment of $8.7 million.
The results of operations for the year ended December 31, 2007 include the effect of the following items:
•	expenses of $13.0 million, $7.9 million net of tax, for professional fees and costs associated with our stock option review;
•	gain on sale of a discontinued operation of $5.6 million, $3.4 million net of tax;
•	foreign currency gains of $3.9 million, $2.5 million net of tax; and
•	severance and restructuring expenses of $2.6 million, $1.5 million net of tax.
The results of operations for the year ended December 31, 2006 include the following items:
•	gain on the sale of a discontinued operation of $14.9 million, $9.0 million net of tax;
•	expenses of $1.6 million, $1.0 million net of tax, for professional fees associated with our stock option review;
•	foreign currency gains of $1.1 million, $751,000 net of tax; and
•	severance and restructuring expenses of $729,000, $454,000 net of tax.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
On July 10, 2008, we acquired MINX Limited (“MINX”), a United Kingdom-based networking services company with annual net sales of approximately $25.0 million, for an initial cash purchase price of approximately $1.5 million and the assumption of approximately $3.9 million of existing debt. Up to an additional $550,000 may be due if MINX achieves certain performance targets over a one-year period. Founded in 2002, MINX is a network integrator with Cisco Gold Partner accreditation in the United Kingdom. We believe this acquisition will significantly enhance our capabilities in the sale, implementation and management of network infrastructure services and solutions in our EMEA operating segment and will complement our April 1, 2008 acquisition of Calence in our North America operating segment.
On April 1, 2008, we completed the acquisition of Calence, LLC (“Calence”), one of the nation’s largest independent technology solutions providers specializing in Cisco networking solutions, advanced communications and managed services, for a cash purchase price of $125.0 million plus a preliminary working capital adjustment of approximately $4.0 million, offset by a final post-closing working capital adjustment of $383,000. Up to an additional $35.0 million of purchase price consideration may be due if Calence achieves certain performance targets over the next four years. During the year ended December 31, 2008, we accrued an additional $9.8 million of purchase price consideration and $532,000 of accrued interest thereon as a result of Calence achieving certain performance targets during the year. Such amounts were recorded as additional goodwill. See discussion relating to goodwill in Note 5 to the Consolidated Financial Statements in Part II, Item 8 of this report. We also assumed Calence’s existing debt totaling approximately $7.3 million, of which $7.1 million was repaid by us at closing. This acquisition is consistent with our vision and strategy to become a global value added reseller (“G-VAR”) through continued investment in certain key technology categories, including networking and advanced communications.
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
We consider the following to be our critical accounting estimates used in the preparation of our Consolidated Financial Statements:
Sales Recognition
We adhere to guidelines and principles of sales recognition described in Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (“SAB 104”), issued by the staff of the Securities and Exchange Commission (the “SEC”). Under SAB 104, sales are recognized when title and risk of loss are passed to the client, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Our usual sales terms are F.O.B. shipping point or equivalent, at which time title and risk of loss have passed to the client. However, because we either (i) have a general practice of covering client losses while products are in transit despite title and risk of loss transferring at the point of shipment or (ii) have specifically stated F.O.B. destination contractual terms with the client, delivery is not deemed to have occurred until the point in time when the product is received by the client.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
We make provisions for estimated product returns that we expect to occur under our return policy based upon historical return rates. Our manufacturers warrant most of the products we market, and it is our policy to request that clients return their defective products directly to the manufacturer for warranty service. On selected products, and for selected client service reasons, we may accept returns directly from the client and then either credit the client or ship a replacement product. We generally offer a limited 15- to 30-day return policy for unopened products and certain opened products, which are consistent with manufacturers’ terms; however, for some products we may charge restocking fees. Products returned opened are processed and returned to the manufacturer or partner for repair, replacement or credit to us. We resell most unopened products returned to us. Products that cannot be returned to the manufacturer for warranty processing, but are in working condition, are sold to inventory liquidators, to end users as “previously sold” or “used” products, or through other channels to limit our losses from returned products.
We record freight billed to our clients as net sales and the related freight costs as costs of goods sold. We report sales net of any sales-based taxes assessed by governmental authorities that are imposed on and concurrent with sales transactions.
We also adhere to the guidelines and principles of software revenue recognition described in Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”). Revenue is recognized from software sales when clients acquire the right to use or copy software under license, but in no case prior to the commencement of the term of the initial software license agreement, provided that all other revenue recognition criteria have been met (i.e., delivery, evidence of the arrangement exists, the fee is fixed or determinable and collectibility of the fee is probable).
From time to time, the sale of hardware and software products may also include the provision of services and the associated contracts contain multiple elements or non-standard terms and conditions. Sales of services currently represent a small percentage of our net sales, and a significant amount of services that are performed in conjunction with hardware and software sales are completed in our facilities prior to shipment of the product. In these circumstances, net sales for the hardware, software and services are recognized upon delivery. Net sales of services that are performed at client locations are often service-only contracts and are recorded as sales when the services are performed and completed. If the service is performed at a client location in conjunction with a hardware, software or other services sale, we recognize net sales in accordance with SAB 104 and Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables.” Accordingly, we recognize sales for delivered items only when all of the following criteria are satisfied:
•	the delivered item(s) has value to the client on a stand-alone basis;
•	there is objective and reliable evidence of the fair value of the undelivered item(s); and
•	if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in our control.
We sell certain third-party service contracts and software assurance or subscription products for which we are not the primary obligor. These sales do not meet the criteria for gross sales recognition as defined in SAB 104 and EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”), and thus are recorded on a net sales recognition basis. As we enter into contracts with third-party service providers or vendors, we evaluate whether the subsequent sales of such services should be recorded as gross sales or net sales in accordance with the sales recognition criteria outlined in SAB 104 and EITF 99-19. We determine whether we act as a principal in the transaction and assume the risks and rewards of ownership or if we are simply acting as an agent or broker. Under gross sales recognition, the entire selling price is recorded in sales and our cost to the third-party service provider or vendor is recorded in costs of goods sold. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to sales, resulting in net sales equal to the gross profit on the transaction, and there are no costs of goods sold.
Additionally, we sell certain professional services contracts on a fixed fee basis. Revenues for fixed fee professional services contracts are recognized in accordance with statement of position (“SOP”) 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We recognize these services using the percentage of completion method of accounting based on the ratio of costs incurred to total estimated costs. Net sales for these service contracts are not a significant portion of our consolidated net sales.
Partner Funding
We receive payments and credits from partners, including consideration pursuant to volume sales incentive programs, volume purchase incentive programs and shared marketing expense programs. Partner funding received pursuant to volume sales incentive programs is recognized as a reduction to costs of goods sold. Partner funding received pursuant to volume purchase incentive programs is allocated to inventories based on the applicable incentives from each partner and is recorded in costs of goods sold as the inventory is sold. Changes in estimates of anticipated achievement levels under individual partner programs may affect our results of operations and our cash flows.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
See Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of our accounting policies related to partner funding.
Accounting for Stock-Based Compensation
The Company accounts for stock-based compensation under the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation expense for those shares expected to vest over the requisite service period of the award. Starting in 2006, we elected to primarily issue service-based and performance-based restricted stock units (“RSUs”). The number of RSUs ultimately awarded under performance-based RSUs varies based on whether we achieve certain financial results. We record compensation expense each period based on our estimate of the most probable number of RSUs that will be issued under the grants of performance-based RSUs. For any stock options awarded, modifications to previous awards or awards of RSUs that are tied to specified market conditions, we use option pricing models or lattice (binomial) models to determine fair value of the awards, as permitted by SFAS 123R.
The estimated fair value of stock options is determined on the date of the grant using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model. The Black-Scholes model requires us to apply highly subjective assumptions, including expected stock price volatility, expected life of the option and the risk-free interest rate. A change in one or more of the assumptions used in the option-pricing model may result in a material change to the estimated fair value of the stock-based compensation.
See Note 12 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of stock-based compensation.
Allowance for Doubtful Accounts
Our allowance for doubtful accounts is determined using estimated losses on accounts receivable based on evaluation of the aging of the receivables, historical write-offs and the current economic environment. Should our clients’ or vendors’ circumstances change or actual collections of client and vendor receivables differ from our estimates, adjustments to the provision for losses on accounts receivable and the related allowances for doubtful accounts would be recorded. See further information on our allowance for doubtful accounts in Note 17 to the Consolidated Financial Statements in Part II, Item 8 of this report.
Valuation of Long-Lived Assets Including Purchased Intangible Assets and Goodwill
We review property, plant and equipment and purchased intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of the assets based on the estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) and compares the fair value to the carrying value. Such impairment test is based on the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the carrying value exceeds the fair value, an impairment loss is recognized for the difference. This approach uses our estimates of future market growth, forecasted net sales and costs, expected periods the assets will be utilized, and appropriate discount rates.
We perform an annual review in the fourth quarter of every year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of our recorded goodwill is impaired. We continually assesses whether any indicators of impairment exist, which requires a significant amount of judgment. Events or circumstances that could trigger an impairment review include a significant adverse change in legal factors or in the business climate, unanticipated competition, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, significant declines in our stock price for a sustained period or significant underperformance relative to expected historical or projected future cash flows or results of operations. Any adverse change in these factors, among others, could have a significant effect on the recoverability of goodwill and could have a material effect on our consolidated financial statements.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
The goodwill impairment test is performed at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a “component”). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. When two or more components of an operating segment have similar economic characteristics, the components shall be aggregated and deemed a single reporting unit. An operating segment shall be deemed to be a reporting unit if all of its components are similar, if none of its components is a reporting unit, or if the segment comprises only a single component. Insight has three reporting units, which are equivalent to our operating segments.
The goodwill impairment test is a two step analysis. In testing for a potential impairment of goodwill, we first compare the estimated fair value of each reporting unit in which the goodwill resides to its book value, including goodwill. Management must apply judgment in determining the estimated fair value of our reporting units. Multiple valuation techniques can be used to assess the fair value of the reporting unit, including the market and income approaches. All of these techniques include the use of estimates and assumptions that are inherently uncertain. Changes in these estimates and assumptions could materially affect the determination of fair value or goodwill impairment, or both. These estimates and assumptions primarily include, but are not limited to, future market growth, forecasted sales and costs and appropriate discount rates. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. Management evaluates the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of the reporting units.
If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. To ensure the reasonableness of the estimated fair values of our reporting units, we perform a reconciliation of our total market capitalization to the estimated fair value of the all of our reporting units. If the fair value of the reporting unit is less than its book value, then we are required to perform the second step of the impairment analysis by comparing the carrying amount of the goodwill with its implied fair value. In step two of the analysis, we utilize the fair value of the reporting unit computed in the first step to perform a hypothetical purchase price allocation to the fair value of the assets and liabilities of the reporting unit. The difference between the fair value of the reporting unit calculated in step one and the fair value of the underlying assets and liabilities of the reporting unit is the implied fair value of the reporting unit’s goodwill. Management must also apply judgment in determining the estimated fair value of these individual assets and liabilities and may include independent valuations of certain internally generated and unrecognized intangible assets, such as trademarks. Management also evaluates the merits of each significant assumption, both individually and in the aggregate, used to determine the fair values of these individual assets and liabilities. If the carrying amount of our goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess.
At December 31, 2007, our goodwill balance was allocated among all three of our operating segments, which represented the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed in connection with previous acquisitions, adjusted for changes in foreign currency exchange rates. We tested goodwill for impairment during the fourth quarter of 2007. At that time, we concluded that the fair value of each of our reporting units was in excess of the carrying value.
On April 1, 2008, we acquired Calence, which has been integrated into our North America business. On July 10, 2008, we acquired MINX, which has been integrated into our EMEA business. Under the purchase method of accounting, the purchase price for each acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired was recorded as goodwill in the respective reporting unit. The primary driver for these acquisitions was to enhance our technical capabilities around networking, advanced communications and managed services and to help accelerate our transformation to a broad-based technology solutions advisor and provider.
In consideration of market conditions and the decline in our overall market capitalization resulting from decreases in the market price of Insight’s publicly traded common stock during the three months ended June 30, 2008, we evaluated whether an event (a “triggering event”) had occurred during the second quarter that would require us to perform an interim period goodwill impairment test in accordance with SFAS 142. Subsequent to the first quarter of 2008, the Company experienced a relatively consistent decline in market capitalization due to deteriorating market conditions and a significant decline subsequent to our announcement of preliminary first quarter 2008 results on April 23, 2008. During the first quarter of 2008, the market price of Insight’s publicly traded common stock ranged from a high of $19.00 to a low of $15.49, ending the quarter at $17.50 on March 31, 2008. During the second quarter of 2008, the market price of Insight’s publicly traded common stock ranged from a high of $18.20 to a low of $11.00 on April 24, 2008, when the price dropped by 22.5% and did not return to levels previous to that single day drop through the end of the quarter. Based on the sustained significant decline in the market price of our common stock during the second quarter of 2008, we concluded that a triggering event had occurred subsequent to March 31, 2008, which would more likely than not reduce the fair value of one or more of our reporting units below its respective carrying value.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
As a result, we performed the first step of the two-step goodwill impairment test in the second quarter of 2008 in accordance with SFAS 142 and compared the fair values of our reporting units to their carrying values. The fair values of our reporting units were determined using established valuation techniques, specifically the market and income approaches, and included the use of estimates and assumptions that are inherently uncertain. Changes in these estimates and assumptions could materially affect the determination of fair value or goodwill impairment, or both. These estimates and assumptions primarily include, but are not limited to, future market growth, forecasted sales and costs and appropriate discount rates. The Company assigned discount rates of 14%, 18% and 19% for our North America, EMEA and APAC reporting units, respectively, based on the weighted average cost of capital of seven comparable companies, excluding Insight. To ensure the reasonableness of the estimated fair values of our reporting units, we performed a reconciliation of our total market capitalization to the estimated fair value of the all of our reporting units. We determined that the fair value of the North America reporting unit was less than the carrying value of the net assets of the reporting unit, and thus, we performed step two of the impairment test for the North America reporting unit. The results of the first step of the two-step goodwill impairment test indicated that the fair value of each of our EMEA and APAC reporting units was in excess of the carrying value, and thus we did not perform step two of the impairment test for EMEA or APAC.
In step two of the impairment test, we determined the implied fair value of the goodwill in our North America reporting unit and compared it to the carrying value of the goodwill. We allocated the fair value of the North America reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the North America reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. Our step two analysis resulted in no implied fair value of goodwill for the North America reporting unit, and therefore, we recognized a non-cash goodwill impairment charge of $313,776,000, $201,050,000 net of taxes, which represented the entire goodwill balance recorded in our North America operating segment as of June 30, 2008, including the entire amount of the goodwill recorded in connection with the Calence acquisition. The charge is included in (loss) earnings from continuing operations for the year ended December 31, 2008.
Subsequent to the announcement of our results of operations for the second quarter of 2008 on August 11, 2008, the Company experienced a relatively consistent increase in market capitalization. During the third quarter of 2008, the market price of Insight’s publicly traded common stock ranged from a low of $10.70 to a high of $17.11, ending the quarter at $13.41 on September 30, 2008. We concluded that during the third quarter of 2008, a triggering event had not occurred that would more likely than not reduce the fair value of one or more of our reporting units below its respective carrying value.
We performed our annual review of goodwill in the fourth quarter of 2008. We performed the first step of the two-step goodwill impairment test in accordance with SFAS 142 and compared the fair values of our reporting units to their carrying values. The fair values of our reporting units were determined using established valuation techniques, specifically the market and income approaches, and included the use of estimates and assumptions that are inherently uncertain. Changes in these estimates and assumptions could materially affect the determination of fair value or goodwill impairment, or both. These estimates and assumptions primarily included, but were not limited to, future market growth, forecasted sales and costs and appropriate discount rates. The Company assigned discount rates of 15%, 18% and 19% for our North America, EMEA and APAC reporting units, respectively, based on the weighted average cost of capital of seven comparable companies, excluding Insight. To ensure the reasonableness of the estimated fair values of our reporting units, we performed a reconciliation of our total market capitalization to the estimated fair value of the all of our reporting units. We determined that the fair value of each of our three reporting units was less than the carrying value of the net assets of the respective reporting unit, and thus we performed step two of the impairment test for each of our three reporting units.
In step two of the impairment test, we determined the implied fair value of the goodwill in each of our three reporting units and compared it to the carrying value of the related goodwill. We allocated the fair value of each of our reporting units to all of their respective assets and liabilities as if each of the reporting units had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. Our step two analyses resulted in no implied fair value of goodwill for any of our three reporting units, and therefore, we recognized a non-cash goodwill impairment charge of $83,471,000, $75,657,000 net of taxes, which represented the entire amount of the goodwill recorded in all three of our operating segments as of December 31, 2008, including goodwill recorded in connection with the MINX acquisition. The charge is included in (loss) earnings from continuing operations for the year ended December 31, 2008.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
The goodwill impairment charge in North America in the second quarter of 2008 was a result of the deteriorating economic environment, particularly its effect on our legacy hardware business, which contributed to lower than expected net sales and caused management to reassess our expectations about future domestic market growth. By the fourth quarter of 2008, the effects of the global recession were negatively affecting our results of operations in all of our operating segments, indicating a need for management to again reassess projections of future domestic and foreign market growth, leading to the incremental fourth quarter of 2008 goodwill impairment charge in all three of our operating segments. Market growth projections have been reduced significantly throughout 2008. Until sustained improvements in the global macroeconomic environment are evident, projections of future growth are not anticipated to return to the historical levels that contributed to the valuations of the Company’s past business combinations. The decline in anticipated growth has not, however, affected the sustainability of the Company’s overall business model, which continues to generate positive cash flow, such that the Company is able to meet our obligations in the normal course of business.
See further information on the carrying value of goodwill and the impairment charges recorded in 2008 in Note 5 to the Consolidated Financial Statements in Part II, Item 8 of this report.
In conjunction with the impairment analysis of our goodwill, we assessed the recoverability of our other long-lived assets, including intangible assets and property and equipment by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Such impairment test was based on the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. For each of our intangible assets and property and equipment categories within each of our three operating segments, the estimated fair value of those assets exceeded the carrying amount, and no impairment was indicated.
Severance and Restructuring Activities
We have engaged, and may continue to engage, in severance and restructuring activities which require us to utilize significant estimates related primarily to employee termination benefits, estimated costs to terminate leases or remaining lease commitments on unused facilities, net of estimated subleases. Should the actual amounts differ from our estimates, adjustments to severance and restructuring expenses in subsequent periods would be necessary. A detailed description of our severance, restructuring and acquisition integration activities and remaining accruals for these activities at December 31, 2008 can be found in Note 10 to the Consolidated Financial Statements in Part II, Item 8 of this report.
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
We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider past operating results, future market growth, forecasted earnings, historical and projected taxable income, the mix of earnings in the jurisdictions in which we operate, prudent and feasible tax planning strategies and statutory tax law changes in determining the need for a valuation allowance. If we were to determine that it is more likely than not that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, the previously provided valuation allowance would be reversed. Upon adoption of SFAS No. 141 (revised 2007), “Business Combinations” on January 1, 2009, any change in a valuation allowance established in purchase accounting will be a benefit to or charge against earnings. Additional information about the valuation allowance can be found in Note 11 to the Consolidated Financial Statements in Part II, Item 8 of this report.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Contingencies
From time to time, we are subject to potential claims and assessments from third parties. We are also subject to various governmental, client and vendor audits. We continually assess whether or not such claims have merit and warrant accrual under the “probable and estimable” criteria of SFAS 5. Where appropriate, we accrue estimates of anticipated liabilities in the consolidated financial statements. Such estimates are subject to change and may affect our results of operations and our cash flows. Additional information about contingencies can be found in Note 16 to the Consolidated Financial Statements in Part II, Item 8 of this report.
RESULTS OF OPERATIONS
The following table sets forth for the periods presented certain financial data as a percentage of net sales for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
		As Restated	As Restated
		(1)	(1)
Net sales	100.0%	100.0%	100.0%
Costs of goods sold	86.2	86.3	87.1

Gross profit	13.8	13.7	12.9
Operating expenses:
Selling and administrative expenses	11.7	11.3	10.5
Goodwill impairment	8.2	—	—
Severance and restructuring expenses	0.2	—	—

(Loss) earnings from operations	(6.3)	2.4	2.4
Non-operating expense, net	0.5	0.2	—

(Loss) earnings from continuing operations before income taxes	(6.8)	2.2	2.4
Income tax (benefit) expense	(1.8)	0.9	0.8

Net (loss) earnings from continuing operations	(5.0)	1.3	1.6
Earnings from discontinued operations, net of taxes	—	0.1	0.3

Net (loss) earnings	(5.0%)	1.4%	1.9%

(1)	See the explanatory note in the front of this Annual Report on Form 10-K, “Restatement of Consolidated Financial Statements” in Part II, Item 7 and Note 2 to the Consolidated Financial Statements in Part II, Item 8 of this report.
2008 Compared to 2007
Net Sales. Net sales for the year ended December 31, 2008 were essentially flat compared to the year ended December 31, 2007. Our net sales by operating segment for the years ended December 31, 2008 and 2007 were as follows (dollars in thousands):

	2008	2007	% Change
		As Restated
		(1)
North America	$3,362,544	$3,367,998	—
EMEA	1,309,365	1,329,682	(2%)
APAC	153,580	107,794	42%

Consolidated	$4,825,489	$4,805,474	—

(1)	See Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8.
Net sales in North America remained flat for the year ended December 31, 2008 compared to the year ended December 31, 2007 as the 55% growth in our networking and connectivity hardware sales with the acquisition of Calence on April 1, 2008 was more than offset by declines in our legacy hardware business such that overall hardware net sales in North America for the year ended December 31, 2008 decreased 3% year over year. Hardware net sales, other than networking and connectivity, declined 14% year over year reflecting the effects of the difficult 2008 market. Software net sales for the year ended December 31, 2008 decreased 2% compared to the year ended December 31, 2007. Net sales from services, which also benefited from the acquisition of Calence, increased 88% year over year, which includes 16% growth in the legacy services business in North America. North America had 1,285 account executives at December 31, 2008, a decrease from 1,349 at December 31, 2007. This decrease is due to planned attrition offset partially by the net increases as a result of the acquisition of Calence. Net sales per average number of account executives in North America approximated $2.6 million for the years ended December 31, 2008 and 2007. The average tenure of our account executives in North America has increased to 4.7 years at December 31, 2008 from 4.2 years at December 31, 2007.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Net sales in EMEA decreased $20.3 million or 2% for the year ended December 31, 2008 compared to the year ended December 31, 2007. The negative year over year comparison resulted from an 8% decline in hardware sales, partially offset by increases in software and services, which grew 2% and 25% respectively, year over year. The results were also significantly negatively affected by foreign currency translation, which accounted for $12.5 million, or 62% of the year over year dollar decline. EMEA had 680 account executives at December 31, 2008, an increase from 571 at December 31, 2007, including net increases as a result of the acquisition of MINX. Net sales per average number of account executives in EMEA decreased to $2.1 million for the year ended December 31, 2008 compared to $2.5 million for the year ended December 31, 2007 due primarily to the negative effect of foreign currency translation. The average tenure of our account executives in EMEA has increased from 3.0 years at December 31, 2007 to 3.4 years at December 31, 2008.
Our APAC segment recognized net sales of $153.6 million for the year ended December 31, 2008, an increase of $45.8 million or 42%, compared to the year ended December 31, 2007 as the segment has benefited from the hiring of incremental experienced software sales and support teammates early in 2008.
Net sales by category for North America, EMEA and APAC were as follows for the years ended December 31, 2008 and 2007:

	North America		EMEA		APAC
	Years Ended December 31,		Years Ended December 31,		Years Ended December 31,
Sales Mix	2008	2007	2008	2007	2008	2007
		As Restated
		(1)
Network and Connectivity	17%	11%	4%	4%	—	—
Notebooks and PDAs	9%	11%	7%	8%	—	—
Servers and Storage	9%	10%	6%	7%	—	—
Desktops	7%	7%	4%	4%	—	—
Printers	4%	5%	3%	3%	—	—
Memory and Processors	3%	4%	1%	2%	—	—
Supplies and Accessories	3%	4%	3%	3%	—	—
Monitors and Video	4%	5%	3%	3%	—	—
Miscellaneous	8%	8%	3%	3%	—	—

Hardware	64%	65%	34%	37%	—	—
Software	31%	32%	65%	62%	100%	100%
Services	5%	3%	1%	1%	—	—

	100%	100%	100%	100%	100%	100%

(1)	See Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8.
Currently, our offerings in North America and the United Kingdom include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC currently only include software and select software-related services.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Gross Profit. Gross profit increased 1% for the year ended December 31, 2008 compared to the year ended December 31, 2007, with a 10 basis point increase in gross margin. Our gross profit and gross profit as a percent of net sales by operating segment for the years ended December 31, 2008 and 2007 were as follows (dollars in thousands):

		% of Net		% of Net
	2008	Sales	2007	Sales
			As Restated
			(1)
North America	$449,186	13.4%	$463,163	13.8%
EMEA	190,673	14.6%	174,766	13.1%
APAC	23,724	15.4%	20,697	19.2%

Consolidated	$663,583	13.8%	$658,626	13.7%

(1)	See Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8.
North America’s gross profit decreased 3% for the year ended December 31, 2008 compared to the year ended December 31, 2007. Gross profit per account executive decreased 4% to $341,000 for the year ended December 31, 2008 from $355,000 for the year ended December 31, 2007. As a percentage of net sales, gross profit decreased 40 basis points year over year primarily due to decreases in agency fees for enterprise software agreement renewals of 35 basis points, market pricing pressures which have driven decreases in product margin, which includes vendor funding, of 28 basis points, and a 25 basis point decline attributable to decreases in margin generated by freight due to a decrease in hardware sales and increased transportation costs that we were not able to pass on to clients in full. These decreases were offset partially by a 62 basis point improvement in gross margin resulting from increased sales of higher margin services, primarily from our acquisition of Calence.
EMEA’s gross profit increased for the year ended December 31, 2008 by 9% compared to the year ended December 31, 2007. Gross profit per account executive decreased 7% to $305,000 for the year ended December 31, 2008 from $327,000 for the year ended December 31, 2007. As a percentage of net sales, gross profit increased by 150 basis points from 2007 to 2008 due primarily to increases in product margin, which includes vendor funding, of approximately 80 basis points and an increase in agency fees for enterprise software agreement renewals of approximately 70 basis points. More specifically, the improvement in vendor funding includes an increase in amounts earned under rebate programs with hardware distributors as well as some publishers other than Microsoft.
APAC’s gross profit increased for the year ended December 31, 2008 by $3.0 million or 15% compared to the year ended December 31, 2007 with the increase in net sales in the segment. As a percentage of net sales, gross profit decreased 380 basis points from 2007 to 2008 due primarily a decrease in agency fees for enterprise software agreement renewals and lower margin on public sector sales.
Operating Expenses.
Selling and Administrative Expenses. Selling and administrative expenses increased in the year ended December 31, 2008 compared to the year ended December 31, 2007 due primarily to the acquisition of Calence on April 1, 2008, partially offset by the benefit of the expense actions we took throughout 2008. Selling and administrative expenses increased 4% and increased as a percentage of net sales for the year ended December 31, 2008 compared to the year ended December 31, 2007. Selling and administrative expenses as a percent of net sales by operating segment for the years ended December 31, 2008 and 2007 were as follows (dollars in thousands):

		% of Net		% of Net
	2008	Sales	2007	Sales
			As Restated
			(1)
North America	$391,629	11.6%	$383,390	11.4%
EMEA	152,617	11.7%	143,611	10.8%
APAC	17,741	11.6%	15,321	14.2%

Consolidated	$561,987	11.6%	$542,322	11.3%

(1)	See Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8.
North America’s selling and administrative expenses increased $8.2 million or 2% for the year ended December 31, 2008 compared to the year ended December 31, 2007. Incremental selling and administrative expenses relating to Calence since April 1, 2008 of $39.6 million, including $4.8 million of amortization of acquired intangible assets, were partially offset by decreases in selling and administrative expenses in the legacy Insight business as a result of our expense management initiatives as well as reduced performance-based compensation expense due to our financial performance. Additionally, the 2008 period benefited from the fact that there were no professional fees associated with the review of our historical stock option practices, whereas selling and administrative expenses in the year ended December 31, 2007 included $12.5 million of such professional fees.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
EMEA’s selling and administrative expenses increased $9.0 million or 6% for the year ended December 31, 2008 compared to the year ended December 31, 2007. The increase in selling and administrative expenses is primarily attributable to salaries and wages, employee-related expenses and contract labor, which increased due to increases in sales incentive programs, increases in recruitment costs and employee headcount. In addition, facility related expenses accounted for $1.1 million of the year over year increase. The effect of currency exchange rates between the U.S. dollar as compared to the various European currencies in which we do business accounted for approximately $4.3 million of the net year over year increase.
APAC’s selling and administrative expenses increased $2.4 million or 16% for the year ended December 31, 2008 compared to the year ended December 31, 2007 primarily due to the hiring of experienced software sales and support teammates during the first quarter of 2008.
Goodwill Impairment. As discussed in Note 5 to the Consolidated Financial Statements in Part II, Item 8 of this report, we recorded a non-cash goodwill impairment charge during the year ended December 31, 2008 of $397.2 million, which represented the entire goodwill balance recorded in all three of our operating segments as of December 31, 2008. The goodwill impairment charge in North America in the second quarter of 2008 was a result of the deteriorating economic environment, particularly its effect on our legacy hardware business, which contributed to lower than expected net sales and caused management to reassess our expectations about future domestic market growth. By the fourth quarter of 2008, the effects of the global recession were negatively affecting our results of operations in all of our operating segments, indicating a need for management to again reassess projections of future domestic and foreign market growth, leading to the incremental fourth quarter of 2008 goodwill impairment charge in all three of our operating segments. Market growth projections have been reduced significantly throughout 2008. Until sustained improvements in the global macroeconomic environment are evident, projections of future growth are not anticipated to return to the historical levels that contributed to the valuations of the Company’s past business combinations. The decline in anticipated growth has not, however, affected the sustainability of the Company’s overall business model, which continues to generate positive cash flow, such that the Company is able to meet our obligations in the normal course of business.
Severance and Restructuring Expenses. During the year ended December 31, 2008, North America, EMEA and APAC recorded severance expense of $4.6 million, $3.9 million and $39,000, respectively, related to on-going restructuring efforts. During the year ended December 31, 2007, North America, EMEA and APAC recorded severance expense of $3.0 million, $177,000 and $64,000, respectively, primarily associated with the retirement of our former chief financial officer. Additionally, a $606,000 benefit related to a reduction in EMEA’s restructuring liability for remaining lease obligations on a previously vacated legacy Insight office property following a successful renegotiation of a portion of the long-term lease was recorded during 2007. See Note 10 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of severance and restructuring activities.
Non-Operating (Income) Expense.
Interest Income. Interest income for the years ended December 31, 2008 and 2007 was generated through short-term investments. The increase in interest income year over year is due to improved cash management, partially offset by decreases in interest rates.
Interest Expense. Interest expense for the years ended December 31, 2008 and 2007 primarily relates to borrowings under our financing facilities. Interest expense remained relatively flat from 2007 to 2008 as a result of the increase in the weighted average borrowings outstanding subsequent to the acquisition of Calence, offset by decreases in interest rates on the refinanced debt in 2008. In conjunction with our refinancing of our existing term loan and revolving credit facility on April 1, 2008 (discussed in Note 7 to the Consolidated Financial Statements in Part II, Item 8 if this report), we recorded a loss on debt extinguishment of $591,000 in the second quarter of 2008 to write off a portion of our deferred financing fees to interest expense.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Net Foreign Currency Exchange Losses (Gains). These losses (gains) result from foreign currency transactions, including the period end remeasurement of intercompany balances that are not considered long-term in nature. The net foreign currency exchange loss in 2008 is due primarily to increases in the volume of software licenses sold in various foreign currencies and procured in U.S. dollars, changes in intercompany balances of our foreign subsidiaries and the volatility of the related foreign currency exchange rates, specifically the Canadian dollar, the Euro and the British Pound Sterling.
Other Expense, Net. Other expense, net, consists primarily of bank fees associated with our cash management activities.
Income Tax Expense. Our income tax benefit from continuing operations for the year ended December 31, 2008 was $86.3 million compared to income tax expense of $40.7 million for the year ended December 31, 2007. The change from expense in 2007 to a benefit in 2008 was primarily the result of the impairment charge related to deductible goodwill during 2008 that resulted in a pre-tax loss from continuing operations for the year ended December 31, 2008.
Earnings from Discontinued Operations. On March 1, 2007, we completed the sale of PC Wholesale. The gain on the sale of PC Wholesale of $5.6 million, $3.4 million net of taxes, and the results of operations attributable to PC Wholesale were classified as a discontinued operation in 2007. See Note 20 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion.
2007 Compared to 2006
Net Sales. Net sales for the year ended December 31, 2007 increased 33% compared to the year ended December 31, 2006, in part, due to the acquisition of Software Spectrum in 2006. Our net sales by operating segment for the years ended December 31, 2007 and 2006 were as follows (dollars in thousands):

	2007	2006	% Change
	As Restated	As Restated
	(1)	(1)
North America	$3,367,998	$2,859,678	18%
EMEA	1,329,682	710,294	87%
APAC	107,794	29,965	260%

Consolidated	$4,805,474	$3,599,937	33%

(1)	See Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8.
The increase in North America’s net sales for the year ended December 31, 2007 was due primarily to the acquisition of Software Spectrum, which contributed to 79% growth in our sales of software. We also experienced slight organic growth in our hardware category and strong growth in our services category, which grew by 39% year over year. North America had 1,349 account executives at December 31, 2007, an increase from 1,259 at December 31, 2006. Net sales per average number of account executives in North America increased to $2.6 million for the year ended December 31, 2007 from $2.5 million for the year ended December 31, 2006. The average tenure of our account executives in North America decreased slightly from 4.4 years at December 31, 2006 to 4.2 years at December 31, 2007.
The increase of $619.4 million or 87% in EMEA’s net sales for the year ended December 31, 2007 was due to organic growth and the acquisition of Software Spectrum as well as favorable currency exchange rates. The effect of currency exchange rates between the weakening U.S. dollar year over year as compared to the various European currencies in which we do business accounted for approximately $92.6 million or 15% of this increase. Software sales in the EMEA segment grew 183% year over year and we also saw a very strong performance in our EMEA hardware and services categories, which grew 19% and 113%, respectively. EMEA had 571 account executives at December 31, 2007, an increase from 499 at December 31, 2006 due to planned increases in an effort to grow the business. Net sales per average number of account executives in EMEA increased to $2.5 million for the year ended December 31, 2007 compared to $1.9 million for the year ended December 31, 2006. The average tenure of our account executives in EMEA increased from 2.7 years at December 31, 2006 to 3.0 years at December 31, 2007.
Our APAC segment recognized net sales of $107.8 million for the year ended December 31, 2007, its first full year of operating results since our acquisition of Software Spectrum in September 2006.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Net sales by category for North America, EMEA and APAC were as follows for the years ended December 31, 2007 and 2006:

	North America		EMEA		APAC
	Years Ended December 31,		Years Ended December 31,		Years Ended December 31,
Sales Mix	2007	2006	2007	2006	2007	2006
	As Restated	As Restated
	(1)	(1)
Network and Connectivity	11%	14%	4%	6%	—	—
Notebooks and PDAs	11%	12%	8%	12%	—	—
Servers and Storage	10%	12%	7%	9%	—	—
Desktops	7%	8%	4%	6%	—	—
Printers	5%	6%	3%	6%	—	—
Memory and Processors	4%	5%	2%	3%	—	—
Supplies and Accessories	4%	6%	3%	5%	—	—
Monitors and Video	5%	5%	3%	6%	—	—
Miscellaneous	8%	9%	3%	5%	—	—

Hardware	65%	77%	37%	58%	—	—
Software	32%	21%	62%	41%	100%	100%
Services	3%	2%	1%	1%	—	—

	100%	100%	100%	100%	100%	100%

(1)	See Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8.
With the acquisition of Software Spectrum, our product mix changed significantly, with software increasing from 26% of total company net sales in 2006 to 42% in 2007.
Gross Profit. Gross profit increased 41% for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase in sales of software licenses for which we receive only an agency fee, as well as sales of software maintenance contracts and third-party warranties for which only the gross profit is recorded as net sales, makes period-to-period comparability of net sales and costs of goods sold more difficult. As a result, we believe that gross profit is a more reliable measure of business performance and is more useful in comparing period-to-period trends than net sales. Our gross profit and gross profit as a percent of net sales by operating segment for the years ended December 31, 2007 and 2006 were as follows (dollars in thousands):

		% of Net		% of Net
	2007	Sales	2006	Sales
	As Restated		As Restated
	(1)		(1)
North America	$463,163	13.8%	$362,481	12.7%
EMEA	174,766	13.1%	98,805	13.9%
APAC	20,697	19.2%	4,900	16.4%

Consolidated	$658,626	13.7%	$466,186	12.9%

(1)	See Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8.
North America’s gross profit increased for the year ended December 31, 2007 by 28% compared to the year ended December 31, 2006. Gross profit per account executive increased 14% to $355,000 for the year ended December 31, 2007 from $311,000 for the year ended December 31, 2006. As a percentage of net sales, gross profit increased by 110 basis points due primarily to an increase in agency fees for Microsoft enterprise software agreement renewals of 155 basis points and higher margins associated with our service business of 16 basis points. These increases were partially offset by decreases in product margin, which includes vendor funding, of 57 basis points.
EMEA’s gross profit increased for the year ended December 31, 2007 by 77% compared to the year ended December 31, 2006. Gross profit per account executive increased 27% to $327,000 for the year ended December 31, 2007 from $258,000 for the year ended December 31, 2006. As a percentage of net sales, gross profit decreased by approximately 80 basis points from 2006 to 2007 due primarily to decreases in product margin of 155 basis points resulting primarily from our acquisition of Software Spectrum, whose overall gross margins are generally lower than those in our legacy business due to the sales mix of software only compared to hardware, software and services for our legacy business. We also saw a 19 basis point decline related to decreases in supplier discounts due to a change in supplier mix, resulting primarily from our acquisition of Software Spectrum. These decreases in gross margin were offset partially by higher agency fees for Microsoft enterprise software agreement renewals which contributed 96 basis points improvement.

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
Operating Expenses.
Selling and Administrative Expenses. Selling and administrative expenses increased in the year ended December 31, 2007 compared to the year ended December 31, 2006 due primarily to the acquisition of Software Spectrum. Selling and administrative expenses increased 44% and increased as a percentage of net sales for the year ended December 31, 2007 compared to the year ended December 31, 2006. Selling and administrative expenses as a percent of net sales by operating segment for the years ended December 31, 2007 and 2006 were as follows (dollars in thousands):

		% of Net		% of Net
	2007	Sales	2006	Sales
	As Restated		As Restated
	(1)		(1)
North America	$383,390	11.4%	$289,788	10.1%
EMEA	143,611	10.8%	83,111	11.7%
APAC	15,321	14.2%	3,823	12.8%

Consolidated	$542,322	11.3%	$376,722	10.5%

(1)	See Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8.
North America’s selling and administrative expenses increased 32% for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase in selling and administrative expenses is primarily attributable to:
•	Salaries and wages, employee-related expenses and contract labor, which increased approximately $60.0 million due to increases in expenses related to the addition of Software Spectrum, increases in sales incentive programs and increases in bonus expenses due to increased overall financial performance;
•	Amortization of intangible assets acquired in the acquisition of Software Spectrum in September 2006, which increased from $2.3 million in 2006 to $5.8 million in 2007;
•	Professional fees associated with the review of our historical stock option practices, which increased from $1.6 million in 2006 to $12.5 million in 2007;
•	Duplicative costs associated with our back-office operations tied to our IT systems upgrade; and
•	Other integration-related expenses, such as travel, legal and accounting fees.
EMEA’s selling and administrative expenses increased 73% for the year ended December 31, 2007 compared to the year ended December 31, 2006. The U.S. dollar increase in selling and administrative expenses is primarily attributable to:
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

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Severance and Restructuring Expenses. During the year ended December 31, 2007, North America, EMEA and APAC recorded severance expense of $3.0 million, $177,000, and $64,000, respectively, primarily associated with the retirement of our former chief financial officer. Additionally, a $606,000 benefit related to a reduction in EMEA’s restructuring liability for remaining lease obligations on a previously vacated legacy Insight office property following a successful renegotiation of a portion of the long-term lease was recorded during 2007. During the year ended December 31, 2006, North America and EMEA recorded severance expense of $508,000 and $221,000. See Note 10 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of severance and restructuring activities.
Non-Operating (Income) Expense.
Interest Income. Interest income for the years ended December 31, 2007 and 2006 was generated through short-term investments. The decrease in interest income was due to a generally lower level of cash available to be invested in short-term investments as we paid down debt balances and completed stock repurchases during 2007.
Interest Expense. Interest expense for the years ended December 31, 2007 and 2006 primarily relates to borrowings under our financing facilities. The increase in interest expense was primarily due to higher weighted average borrowings outstanding during the year ended December 31, 2007 compared to the year ended December 31, 2006 given the debt incurred for the acquisition of Software Spectrum was only outstanding for a third of the year in 2006.
Net Foreign Currency Exchange Gains. These gains result from foreign currency transactions, including intercompany balances that are not considered long-term in nature. The increase in the net foreign currency exchange gain was due primarily to increases in the volume of business transacted outside of the U.S. and the decline in the value of the U.S. dollar against currencies we transact business in, specifically the Canadian dollar, the Euro and the British Pound Sterling.
Other Expense, Net. Other expense, net, consists primarily of bank fees associated with our cash management activities.
Income Tax Expense. Our effective tax rate from continuing operations for the year ended December 31, 2007 was 38.6% compared to 35.4% for the year ended December 31, 2006. The effective tax rate is higher in 2007 due primarily to an increase in our tax reserves relating to uncertain tax positions. Further, our 2006 effective tax rate reflects the reversal of accrued income taxes resulting from the determination that a reserve previously recorded for potential tax exposures was no longer necessary.
Earnings from Discontinued Operations. On March 1, 2007, we completed the sale of PC Wholesale and on June 30, 2006, we completed the sale of Direct Alliance. Accordingly, the results of operations attributable to PC Wholesale and Direct Alliance for all periods presented have been classified as discontinued operations. See Note 20 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion.
Liquidity and Capital Resources
The following table sets forth for the periods presented certain consolidated cash flow information for the years ended December 31, 2008, 2007 and 2006 (dollars in thousands):

	2008	2007	2006
		As Restated (1)	As Restated (1)
Net cash provided by operating activities	$145,439	$100,004	$83,487
Net cash used in investing activities	(153,813)	(7,645)	(309,967)
Net cash provided by (used in) financing activities	9,211	(100,198)	242,787
Net cash provided by a discontinued operation	—	—	105
Foreign currency exchange effect on cash flow	(8,380)	9,860	3,140

(Decrease) increase in cash and cash equivalents	(7,543)	2,021	19,552
Cash and cash equivalents at beginning of year	56,718	54,697	35,145

Cash and cash equivalents at end of year	$49,175	$56,718	$54,697

(1)	See Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Cash and Cash Flow
Our primary uses of cash in the past few years have been to fund acquisitions, working capital requirements and capital expenditures and to repurchase our common stock. We generated very strong operating cash flows for the year ended December 31, 2008. Operating activities provided $145.4 million in cash, a 45% increase over the year ended December 31, 2007. Our strong operating cash flows enabled us to acquire Calence and MINX utilizing $137.2 million for the acquisitions, including the repayment of $11.0 million of assumed debt, as well as to fund $50.0 million of repurchases of our common stock during the year in addition to the $50.0 million that was repurchased in 2007. Even with these significant cash outlays, we increased our debt position by only $25.8 million during 2008. Capital expenditures were $26.6 million for the year, a 27% decrease from 2007 due primarily to the completion of our IT systems upgrade project in late 2008. Additionally, 2008 included an $8.4 million negative effect of foreign currency exchange rates on cash flow while 2007 benefited from a $9.9 million positive effect of foreign currency exchange rates on cash flow.
We sold PC Wholesale in March 2007 and have presented it as a discontinued operation. Excluding net earnings, amounts related to the discontinued operation have not been removed from the 2007 and 2006 cash flow statements because the effect is immaterial.
We intend to use cash generated by our business in 2009 primarily to pay down outstanding debt.
Net cash provided by operating activities. Cash flows from operating activities for the year ended December 31, 2008 resulted primarily from net earnings from continuing operations before the non-cash goodwill impairment charge, including the resulting increase in deferred tax assets associated with the goodwill impairment charge, and before depreciation and amortization. Also contributing to the cash flows from operating activities were decreases in accounts receivable and other current assets, partially offset by decreases in accounts payable in the normal course of business. Cash flows from operations for the year ended December 31, 2007 resulted primarily from net earnings from continuing operations before depreciation and amortization and an increase in accounts payable. These increases in operating cash flows were partially offset by an increase in accounts receivable. The increase in accounts payable can be primarily attributed to an increase in net sales, and the related costs of goods sold. The higher accounts receivable balance at December 31, 2007 compared to December 31, 2006 can be primarily attributed to an increase in net sales as well as to a slow down in collections in our North American and EMEA operations due to internal collection productivity issues and slower customer payments. Cash flows from operations for the year ended December 31, 2006 resulted primarily from net earnings from continuing operations before depreciation and amortization and increases in accounts payable and decreases in inventories. These increases in operating cash flows were partially offset by increases in accounts receivable. The increased accounts payable and accounts receivable balances can be primarily attributed to the Software Spectrum acquisition.
Our consolidated cash flow operating metrics as of December 31, 2008 and 2007 are as follows:

	2008	2007
		As Restated (1)
Days sales outstanding in ending accounts receivable (“DSOs”)(a)	78	75
Inventory turns (excluding inventories not available for sale) (b)	38	39
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	66	57

(1)	See Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8.
(a)	Calculated as the balance of accounts receivable, net at the end of the period divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 92 days.
(b)	Calculated as annualized costs of goods sold divided by average inventories. Average inventories is calculated as the sum of the balances of inventories at the beginning of the period plus ending inventories divided by two.
(c)	Calculated as the balances of accounts payable, which includes the inventory financing facility, at the end of the period divided by daily costs of goods sold. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 92 days.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
The increase in DSOs from December 31, 2007 resulted from the increase in the proportion of consolidated net sales in our foreign operations, which have generally longer payment terms. Improving our cash conversion cycle will continue to be an area of focus in 2009. The increase in DPOs from December 31, 2007 is driven primarily by enhanced management of working capital, including the establishment of a new inventory financing facility, which provides for interest free inventory purchases as long as the accounts payable are paid within extended stated vendor terms (ranging from 30 to 60 days). These operating metrics include the effect of the Calence acquisition in higher accounts receivable and accounts payable balances at December 31, 2008 compared to December 31, 2007.
We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms granted to our clients in order to take advantage of supplier discounts.
Net cash used in investing activities. During the year ended December 31, 2008, we used $124.7 million, net of cash acquired of $7.7 million to acquire Calence and $1.5 million, net of cash acquired of $46,000, to acquire MINX. Capital expenditures of $26.6 million and $36.3 million for the years ended December 31, 2008 and 2007, respectively, primarily related to investments to upgrade our IT systems, including capitalized costs of software developed for internal use, IT equipment and software licenses. We expect total capital expenditures in 2009 to be between $20.0 million and $25.0 million, primarily for the IT systems upgrade in our EMEA operations and other facility and technology related maintenance and upgrade projects. During the year ended December 31, 2007, we received net proceeds of $28.6 million from the sale of a discontinued operation. During the year ended December 31, 2008, we made a payment of $900,000 to resolve certain post-closing contingencies related to that sale. During the year ended December 31, 2006, we received $46.3 million for the sale of a discontinued operation and used $321.2 million, net of cash acquired of $30.3 million, to acquire Software Spectrum.
Net cash provided by (used in) financing activities. During the year ended December 31, 2008, we increased our outstanding debt by $25.8 million and subsequent to the acquisition of Calence on April 1, 2008, had a net increase in our obligations under our new inventory financing facility of $48.9 million, which is included in accounts payable. These positive cash flows were partially offset by the funding of $50.0 million of repurchases of our common stock and the repayment of $11.0 million of debt assumed in the acquisitions of Calence and MINX during 2008. During the year ended December 31, 2007, we reduced our outstanding debt by $52.0 million and funded repurchases of $50.0 million of our common stock. These uses of cash were partially offset by $24.5 million of proceeds from sales of common stock under employee stock plans. During the year ended December 31, 2006, the acquisition of Software Spectrum was partially financed by new term loan borrowings of $75.0 million under our amended and restated credit facility and $173.0 million under our amended accounts receivables securitization financing facility.
As of December 31, 2008, our long-term debt balance consisted of $228.0 million outstanding under our $300.0 million senior revolving credit facility. Our objective is to pay our debt balances down as quickly as possible while retaining adequate cash balances to meet overall business objectives.
The one-year term of our $150.0 million accounts receivable securitization financing facility (“the ABS facility”) expires on September 17, 2009. We currently anticipate that we will be able to renew the ABS facility, but at interest rates higher than those in effect today. No amounts were outstanding under the ABS facility as of December 31, 2008, and as such, we had no current debt on our balance sheet as of December 31, 2008. Our ability to borrow up to the full $150.0 million under the ABS facility is based on specified formulae relating to the amount and quality of our accounts receivable generated by our legacy business in the U.S. Subsequent to December 31, 2008, as a result of the decline in overall sales volume in that legacy business in the first quarter of 2009, our availability under the ABS facility decreased by $40.3 million as of March 31, 2009. Additionally, we further reduced our eligible receivables under this facility by $45.9 million to reflect the U.S. legacy gross trade credit liabilities that were recorded as part of our financial statement restatement described in Note 2 of our Notes to the Consolidated Financial Statements in Item 8 of this report. As a result, total availability under our ABS facility at March 31, 2009 was $63.8 million. We plan to work with our lenders to increase our total capacity under the ABS facility by adding receivables from our U.S.-based software business to the facility as market and other conditions permit.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
We utilize the ABS facility primarily to meet short-term, seasonal spikes in our working capital needs and expect that we will continue using the facility to meet those needs in 2009. The most significant seasonal spike occurs in July of each year as a result of payments due to our largest supplier for purchases occurring primarily in June. We believe that the current availability under our ABS facility along with capacity under our senior revolving credit facility will be sufficient to fund the anticipated seasonal spike in cash needs. As our operations generate cash, we are typically able to begin paying down debt within a few days of the seasonal spike. If we were unable to renew our ABS facility in 2009, we believe that cash flows from operations and extending payment terms with key partners by foregoing early pay discounts, together with the funds available under our existing long-term senior revolving credit facility, will be adequate to support our anticipated working capital requirements for operations over the next twelve months. Additionally, we may be able to support our working capital needs by negotiating extended payment terms with our largest supplier and exercising our option to expand the size of our senior revolving credit facility, however, this expansion would likely result in significantly higher costs for the facility compared to the favorable rates in effect today.
Our borrowing capacity under our senior revolving credit facility and the ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the Company’s trailing twelve months EBITDA, as defined in the agreements. The maximum leverage ratio permitted under the agreements is currently 3.0 times trailing twelve-month EBITDA and steps down to 2.75 times in October 2009. A significant drop in EBITDA would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter, to a level that could be below the Company’s total debt capacity. As of December 31, 2008, of the $450.0 million of total debt capacity available, the Company’s borrowing capacity was limited to $402.1 million based on trailing twelve-month EBITDA of $134.0 million. Even with lower expected EBITDA and the lower maximum leverage ratio covenant beginning in the fourth quarter of 2009, we anticipate that we will meet our maximum leverage ratio requirements over the next four quarters.
On November 13, 2007, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock through September 30, 2008. During the year ended December 31, 2008, we purchased 3.5 million shares of our common stock on the open market at an average price of $14.31 per share, which represented the full amount authorized under the repurchase program. All shares repurchased were retired. We do not currently anticipate any repurchases of our common stock during 2009.
Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the U.S. For foreign entities not treated as branches for U.S. tax purposes, we do not provide for U.S. income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. As of December 31, 2008, cash and cash equivalents of $48.4 million were held by our foreign subsidiaries. As of December 31, 2008, a majority of Insight’s foreign cash resides in Canada, Australia, the United Kingdom and the Netherlands. Certain of these cash balances could and will be remitted to the U.S. by paying down intercompany payables generated in the ordinary course of business. This repayment would not change Insight’s policy to indefinitely reinvest earnings of its foreign subsidiaries. In the United Kingdom and the Netherlands, there are previously taxed balances, which could be remitted to the U.S. The undistributed earnings of foreign subsidiaries that are deemed to be indefinitely invested outside of the U.S. were $23.5 million at December 31, 2008. During 2009 and 2010, we plan to begin to implement a new IT system in all European entities. Undistributed earnings generated during 2008 and 2009 will be used to fund this IT system implementation. In addition to funding the new IT system implementation, various entities are planning facility upgrades as well as other technology related upgrades. Management is also looking to expand its presence overseas, particularly in EMEA and APAC, which can be funded with these undistributed earnings without repatriation.
See Note 7 to the Consolidated Financial Statements in Part II, Item 8 of this report for a description of our financing facilities, including terms and covenants, amounts outstanding, amounts available and weighted average borrowings and interest rates during the year.
Off-Balance Sheet Arrangements
We have entered into off-balance sheet arrangements, which include guaranties and indemnifications, as defined by the SEC’s Final Rule 67, “Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.” The guaranties and indemnifications are discussed in Note 16 to the Consolidated Financial Statements in Part II, Item 8 of this report. We believe that none of our off-balance sheet arrangements have, or is reasonably likely to have, a material current or future effect on our financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Contractual Obligations for Continuing Operations
At December 31, 2008, our contractual obligations for continuing operations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than 5
	Total	1 Year	Years	Years	Years
Long-Term Debt (a)	$228,000	$—	$—	$228,000	$—
Inventory Financing Facility (b)	79,126	79,126	—	—	—
Operating lease obligations	56,424	14,079	20,405	9,699	12,241
Severance and restructuring obligations (c)	6,570	5,286	1,284	—	—
Other contractual obligations (d)	67,647	15,188	28,134	18,880	5,445

Total	$437,767	$113,679	$49,823	$256,579	$17,686

(a)	Amounts included in our contractual obligations table above reflect the $228.0 million outstanding at December 31, 2008 under our senior revolving credit facility as due in April 2013, the date at which the facility matures. See further discussion in Note 7 to the Consolidated Financial Statements in Part II, Item 8 of this report.
(b)	On September 17, 2008, we entered into an agreement which provides for a new facility to purchase inventory from a list of approved vendors. See further discussion in Note 7 to the Consolidated Financial Statements in Part II, Item 8 of this report. As of December 31, 2008, $79.1 million was included in accounts payable related to this facility and has been included in our contractual obligations table above as being due within the 30- to 60-day stated vendor terms.
(c)	As a result of approved severance and restructuring plans, we expect future cash expenditures related to employee termination benefits and facilities based costs. See further discussion in Note 10 to the Consolidated Financial Statements in Part II, Item 8 of this report.
(d)	The table above includes:
I.	Estimated interest payments of $10.9 million in each of the next four years and $2.7 million in the first three months of 2013, based on the current debt balance of $228.0 million at December 31, 2008 under the senior revolving credit facility, multiplied by the weighted average interest rate for the year ended December 31, 2008 of 4.8% per annum.
II.	Amounts totaling $7.1 million over the next five years to the Valley of the Sun Bowl Foundation for sponsorship of the Insight Bowl and $7.7 million over the next seven years for advertising and marketing events with the Arizona Cardinals NFL team at the University of Phoenix stadium. See further discussion in Note 16 to the Consolidated Financial Statements in Part II, Item 8 of this report.
III.	During the year ended December 31, 2005, we adopted FIN 47, which states that companies must recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the amount can be reasonably estimated. We estimate that we will owe $3.2 million in future years in connection with these obligations.
IV.	In July 2007, we signed a statement of work with a third party that was engaged to assist us in integrating into our IT system our hardware, services and software distribution operations in the U.S., Canada, EMEA and APAC. During the quarter ended March 31, 2008, we renegotiated the contract to include a new scope of work, whereby we agreed to engage the third party on current and future IT related projects. The remaining commitments approximate $3.1 million over approximately two years.
The table above excludes $4.3 million of liabilities under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” as we are unable to reasonably estimate the ultimate amount or timing of settlement. See further discussion in Note 11 to the Consolidated Financial Statements in Part II, Item 8 of this report.
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

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
On July 10, 2008, we acquired MINX Limited (“MINX”), a United Kingdom-based networking services company with annual net sales of approximately $25.0 million, for an initial cash purchase price of approximately $1.5 million and the assumption of approximately $3.9 million of existing debt. Up to an additional $550,000 may be due if MINX achieves certain performance targets over a one-year period. Founded in 2002, MINX is a network integrator with Cisco Gold Partner accreditation in the United Kingdom. We believe this acquisition will significantly enhance our capabilities in the sale, implementation and management of network infrastructure services and solutions in our EMEA operating segment and will compliment our April 1, 2008 acquisition of Calence in our North America operating segment.
On April 1, 2008, we completed the acquisition of Calence, LLC (“Calence”), one of the nation’s largest independent technology solutions providers specializing in Cisco networking solutions, advanced communications and managed services, for a cash purchase price of $125.0 million plus a preliminary working capital adjustment of approximately $4.0 million, offset by a final post-closing working capital adjustment of $383,000. Up to an additional $35.0 million of purchase price consideration may be due if Calence achieves certain performance targets over the next four years. During the year ended December 31, 2008, we accrued an additional $9.8 million of purchase price consideration and accrued interest of $532,000 as a result of Calence achieving certain performance targets during the year. Such amount was recorded as additional goodwill. We also assumed Calence’s existing debt totaling approximately $7.4 million, of which $7.1 million was repaid by us at closing.
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

INSIGHT ENTERPRISES, INC.
Recently Issued Accounting Standards
See Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this report for a description of recent accounting pronouncements, including our expected dates of adoption and the estimated effects on our results of operations and financial condition.
2009 Perspective
We believe that with current demand levels and with the resource and other actions we have taken over the last several quarters, diluted earnings per share will be between $0.80 and $0.87 for the full year of 2009 with more of the earnings coming in the second half of the year compared to the first half. This outlook does not include the impact of any severance and restructuring expenses, expenses associated with the restatement investigation and administration or related litigation, or other one time charges. This estimated range does, however, include:
•	our expectation of a weak hardware demand environment;
•	the projected negative effect of known rebate program changes from our key software partner, which we now project will result in a $20 - $25 million reduction to our gross profit in 2009, mostly in the second and fourth quarters given our strong software mix in those quarters; and
•	the offsetting benefits of the aggressive cost reduction actions taken to date.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We have interest rate exposure arising from our financing facilities, which have variable interest rates. These variable interest rates are affected by changes in short-term interest rates. We currently do not hedge our interest rate exposure.
We do not believe that the effect of reasonably possible near-term changes in interest rates will be material to our financial position, results of operations and cash flows. Our financing facilities expose net earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. We had $228.0 million outstanding under our senior revolving credit facility and no amounts outstanding under our accounts receivable securitization financing facility at December 31, 2008. The interest rates attributable to the borrowings under out senior revolving credit facility and the accounts receivable securitization financing facility were 1.61% and 3.13%, respectively, per annum at December 31, 2008. The change in annual net earnings from continuing operations, pretax, resulting from a hypothetical 10% increase or decrease in the highest applicable interest rate would approximate $0.7 million.
Foreign Currency Exchange Risk
We use the U.S. dollar as our reporting currency. The functional currencies of our significant foreign subsidiaries are generally the local currencies. Accordingly, assets and liabilities of the subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet dates. Income and expense items are translated at the average exchange rate for each month within the year. Translation adjustments are recorded directly in other comprehensive income as a separate component of stockholders’ equity. Net foreign currency transaction (gains) losses, including transaction (gains) losses on intercompany balances that are not of a long-term investment nature, are reported as a separate component of non-operating (income) expense, net in our consolidated statements of operations. We also maintain cash accounts denominated in currencies other than the functional currency which expose us to foreign exchange rate movements. Remeasurement of these cash balances results in (gains) losses that are also reported as a separate component of non-operating (income) expense.
We monitor our foreign currency exposure and have begun to enter, selectively, into forward exchange contracts to mitigate risk associated with certain non-functional currency monetary assets and liabilities related to foreign denominated payables, receivables, and cash balances. Transaction gains and losses resulting from non-functional currency assets and liabilities are offset by forward contracts in non-operating (income) and expense, net. The Company does not have a significant concentration of credit risk with any single counterparty.

INSIGHT ENTERPRISES, INC.
The Company generally enters into forward contracts with maturities of three months or less. The derivatives entered into during 2008 were not designated as hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The following derivative contracts were entered into during the year ended December 31, 2008, and remained open and outstanding at December 31, 2008. All U.S. dollar and foreign currency amounts are presented in thousands.

	Sell	Buy
Foreign Currency	GBP	EURO
Foreign Amount	5,000	7,149
Exchange Rate	0.6770	0.7149
USD Equivalent	$7,386	$10,000
Maturity Date	January 7, 2009	January 7, 2009
The Company does not enter into derivative contracts for speculative or trading purposes. The fair value of all forward contracts at December 31, 2008 was $228,000.

INSIGHT ENTERPRISES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Item 8. Financial Statements and Supplementary Data

Page

Reports of Independent Registered Public Accounting Firm	54

Consolidated Balance Sheets — December 31, 2008 and 2007	56

Consolidated Statements of Operations — For each of the years in the three-year period ended December 31, 2008	57

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) — For each of the years in the three-year period ended December 31, 2008	58

Consolidated Statements of Cash Flows — For each of the years in the three-year period ended December 31, 2008	59

Notes to Consolidated Financial Statements	61

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Insight Enterprises, Inc.:
We have audited the accompanying consolidated balance sheets of Insight Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insight Enterprises, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, the consolidated financial statements as of December 31, 2007, and for each of the years in the two-year period ended December 31, 2007, have been restated to correct misstatements.
As discussed in Note 3 to the consolidated financial statements, the Company adopted certain provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, in 2008.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Insight Enterprises, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 11, 2009, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Phoenix, Arizona
May 11, 2009

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Insight Enterprises, Inc.:
We have audited Insight Enterprises, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Insight Enterprises, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A (a), Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the proper disposition, reconciliation and monitoring of aged credits has been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Insight Enterprises, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2008. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and this report does not affect our report dated May 11, 2009, which expressed an unqualified opinion on those consolidated financial statements.
In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Insight Enterprises, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Insight Enterprises, Inc. acquired Calence, LLC during 2008, and management excluded from its assessment of the effectiveness of Insight Enterprises, Inc.’s internal control over financial reporting as of December 31, 2008, Calence, LLC’s internal control over financial reporting associated with total assets of $120 million and total revenues of $258 million included in the consolidated financial statements of Insight Enterprises, Inc. and subsidiaries as of and for the year ended December 31, 2008. Our audit of internal control over financial reporting of Insight Enterprises, Inc. also excluded an evaluation of the internal control over financial reporting of Calence, LLC.
/s/ KPMG LLP
Phoenix, Arizona
May 11, 2009

INSIGHT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2008	2007
		As
		Restated
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$49,175	$56,718
Accounts receivable, net	990,026	1,061,179
Inventories	103,130	109,557
Inventories not available for sale	30,507	21,450
Deferred income taxes	40,075	42,252
Other current assets	37,495	38,916

Total current assets	1,250,408	1,330,072
Property and equipment, net	157,334	159,740
Goodwill	—	304,573
Intangible assets, net	93,400	80,922
Deferred income taxes	89,757	3,717
Other assets	16,741	10,076

	$1,607,640	$1,889,100

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$720,833	$686,006
Accrued expenses and other current liabilities	175,769	168,607
Current portion of long-term debt	—	15,000
Deferred revenue	36,339	42,885

Total current liabilities	932,941	912,498

Long-term debt	228,000	187,250
Deferred income taxes	2,291	27,539
Other liabilities	22,440	20,075

	1,185,672	1,147,362

Commitments and contingencies (Notes 9, 10, 11, 16)

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 45,595 and 48,458 shares issued and outstanding in 2008 and 2007, respectively	456	485
Additional paid-in capital	371,664	391,380
Retained earnings	40,290	302,113
Accumulated other comprehensive income — foreign currency translation Adjustments	9,558	47,760

Total stockholders’ equity	421,968	741,738

	$1,607,640	$1,889,100

(1)	See Note 2 “Restatement of Consolidated Financial Statements.”
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006
		As	As
		Restated	Restated
		(1)	(1)
Net sales	$4,825,489	$4,805,474	$3,599,937
Costs of goods sold	4,161,906	4,146,848	3,133,751

Gross profit	663,583	658,626	466,186
Operating expenses:
Selling and administrative expenses	561,987	542,322	376,722
Goodwill impairment	397,247	—	—
Severance and restructuring expenses	8,595	2,595	729

(Loss) earnings from operations	(304,246)	113,709	88,735
Non-operating (income) expense:
Interest income	(2,387)	(2,078)	(4,355)
Interest expense	13,479	12,852	5,985
Net foreign currency exchange loss (gain)	9,629	(3,887)	(1,135)
Other expense, net	1,107	1,531	901

(Loss) earnings from continuing operations before income taxes	(326,074)	105,291	87,339
Income tax (benefit) expense	(86,347)	40,686	30,882

Net (loss) earnings from continuing operations	(239,727)	64,605	56,457
Earnings from discontinued operations, net of taxes of $1,719 and $8,451, respectively, including gains on sales in 2007 and 2006	—	4,151	13,084

Net (loss) earnings	$(239,727)	$68,756	$69,541

Net (loss) earnings per share — Basic:
Net (loss) earnings from continuing operations	$(5.15)	$1.32	$1.17
Net earnings from discontinued operations	—	0.08	0.27

Net (loss) earnings per share	$(5.15)	$1.40	$1.44

Net (loss) earnings per share — Diluted:
Net (loss) earnings from continuing operations	$(5.15)	$1.29	$1.15
Net earnings from discontinued operations	—	0.08	0.27

Net (loss) earnings per share	$(5.15)	$1.37	$1.42

Shares used in per share calculations:
Basic	46,573	49,055	48,373

Diluted	46,573	50,120	49,006

(1)	See Note 2 “Restatement of Consolidated Financial Statements.”
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

						Accumulated
						Other		Total
	Common Stock		Treasury Stock		Additional Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Income	Earnings	Equity
Balances at December 31, 2005—As Reported	47,736	$477	—	$—	$334,404	$14,186	$220,846	$569,913
Cumulative effect of prior period adjustments	—	—	—	—	—	28	(22,212)	(22,184)

Balances at December 31, 2005—As Restated (1)	47,736	477	—	—	334,404	14,214	198,634	547,729
Issuance of common stock under employee stock plans	1,132	12	—	—	14,822	—	—	14,834
Stock-based compensation expense	—	—	—	—	16,055	—	—	16,055
Tax benefit from employee gains on stock-based compensation	—	—	—	—	882	—	—	882
Comprehensive income:
Foreign currency translation adjustment, net of tax	—	—	—	—	—	14,588	—	14,588
Net earnings	—	—	—	—	—	—	69,541	69,541

Total comprehensive income								84,129

Balances at December 31, 2006—As Restated (1)	48,868	489	—	—	366,163	28,802	268,175	663,629
Issuance of common stock under employee stock plans	1,546	15	—	—	24,506	—	—	24,521
Stock-based compensation expense	—	—	—	—	14,083	—	—	14,083
Tax benefit from employee gains on stock-based compensation	—	—	—	—	1,791	—	—	1,791
Repurchase of treasury stock	—	—	(1,956)	(50,000)	—	—	—	(50,000)
Retirement of treasury stock	(1,956)	(19)	1,956	50,000	(15,163)	—	(34,818)	—
Comprehensive income:
Foreign currency translation adjustment, net of tax	—	—	—	—	—	18,958	—	18,958
Net earnings	—	—	—	—	—	—	68,756	68,756

Total comprehensive income								87,714

Balances at December 31, 2007—As Restated (1)	48,458	485	—	—	391,380	47,760	302,113	741,738
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	631	6	—	—	2,905	—	—	2,911
Stock-based compensation expense	—	—	—	—	7,985	—	—	7,985
Tax shortfall from stock-based compensation	—	—	—	—	(2,737)	—	—	(2,737)
Repurchase of treasury stock	—	—	(3,494)	(50,000)	—	—	—	(50,000)
Retirement of treasury stock	(3,494)	(35)	3,494	50,000	(27,869)	—	(22,096)	—
Comprehensive loss:
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(38,202)	—	(38,202)
Net loss	—	—	—	—	—	—	(239,727)	(239,727)

Total comprehensive loss								(277,929)

Balances at December 31, 2008	45,595	$456	—	$—	$371,664	$9,558	$40,290	$421,968

(1)	See Note 2 “Restatement of Consolidated Financial Statements.”
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2008	2007	2006
		As	As
		Restated	Restated
		(1)	(1)
Cash flows from operating activities:
Net (loss) earnings from continuing operations	$(239,727)	$64,605	$56,457
Plus: net earnings from discontinued operations	—	4,151	13,084

Net (loss) earnings	(239,727)	68,756	69,541
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Goodwill impairment	397,247	—	—
Depreciation and amortization	41,239	34,663	25,375
Provision for losses on accounts receivable	3,452	2,646	3,033
Write-downs of inventories	7,614	6,900	8,442
Non-cash stock-based compensation	7,985	14,083	16,094
Gain on sale of discontinued operations	—	(8,287)	(14,872)
Excess tax benefit from employee gains on stock-based compensation	(111)	(497)	(1,123)
Deferred income taxes	(108,088)	(4,224)	(582)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	53,797	(69,586)	(297,294)
(Increase) decrease in inventories	(11,901)	326	27,948
Decrease in other current assets	6,787	4,159	10,152
Decrease (increase) in other assets	9,085	(454)	(8,370)
(Decrease) increase in accounts payable	(27,941)	53,801	226,126
(Decrease) increase in deferred revenue	(3,538)	1,502	2,514
Increase (decrease) in accrued expenses and other liabilities	9,539	(3,784)	16,503

Net cash provided by operating activities	145,439	100,004	83,487

Cash flows from investing activities:
Acquisition of Calence, net of cash acquired	(124,671)	—	—
Acquisition of MINX, net of cash acquired	(1,595)	—	—
Proceeds from sale of discontinued operations, net of direct expenses	(900)	28,631	46,250
Purchases of property and equipment	(26,647)	(36,276)	(35,050)
Acquisition of Software Spectrum, net of cash acquired	—	—	(321,167)

Net cash used in investing activities	(153,813)	(7,645)	(309,967)

Cash flows from financing activities:
Borrowings on senior revolving credit facility	989,606	—	—
Repayments on senior revolving credit facility	(761,606)	—	—
Borrowings on accounts receivable securitization financing facility	466,874	682,000	291,000
Repayments on accounts receivable securitization financing facility	(612,874)	(704,000)	(123,000)
Borrowings on term loan	—	—	75,000
Repayments on term loan	(56,250)	(15,000)	(3,750)
Net borrowings under inventory financing facility	48,889	—	—
Borrowings on short-term financing facility	—	—	20,000
Repayments on short-term financing facility	—	—	(65,000)
Net repayments on line of credit	—	(15,000)	(6,309)
Repayments on debt assumed in Calence and MINX acquisitions	(10,978)	—	—
Payment of deferred financing fees	(3,779)	—	—
Proceeds from sales of common stock under employee stock plans	5,031	24,521	16,462
Excess tax benefit from employee gains on stock-based compensation	111	497	1,123
Payment of payroll taxes on stock-based compensation through shares withheld	(2,120)	—	—
Repurchases of common stock	(50,000)	(50,000)	—
(Decrease) increase in book overdrafts	(3,693)	(23,216)	37,261

Net cash provided by (used in) financing activities	9,211	(100,198)	242,787

Cash flows from discontinued operations:
Net cash used in operating activities	—	—	(8,909)
Net cash provided by investing activities	—	—	11,710
Net cash used in financing activities	—	—	(2,696)

Net cash provided by discontinued operations	—	—	105

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Years Ended December 31,
	2008	2007	2006
		As	As
		Restated	Restated
		(1)	(1)
Foreign currency exchange effect on cash flows	(8,380)	9,860	3,140

(Decrease) increase in cash and cash equivalents	(7,543)	2,021	19,552
Cash and cash equivalents at beginning of year	56,718	54,697	35,145

Cash and cash equivalents at end of year	$49,175	$56,718	$54,697

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$12,328	$12,834	$5,814

Cash paid during the year for income taxes	$34,420	$39,622	$40,820

(1)	See Note 2 “Restatement of Consolidated Financial Statements.”
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)	Operations and Summary of Significant Accounting Policies
Description of Business
We are a leading provider of information technology (“IT”) hardware, software and services to small, medium and large businesses and public sector institutions in North America, Europe, the Middle East, Africa and Asia-Pacific. The Company is organized in the following three operating segments, which are primarily defined by their related geographies:

Operating Segment	Geography
North America	United States and Canada
EMEA	Europe, Middle East and Africa
APAC	Asia-Pacific
Currently, our offerings in North America and the United Kingdom include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC currently only include software and select software-related services.
Acquisitions and Dispositions
On July 10, 2008, we acquired MINX Limited (“MINX”), a United Kingdom-based networking services company for an initial cash purchase price of approximately $1,500,000 and the assumption of approximately $3,900,000 of existing debt. Up to an additional $550,000 may be due if MINX achieves certain performance targets over a one-year period.
On April 1, 2008, we completed the acquisition of Calence, LLC (“Calence”), one of the nation’s largest independent technology service providers specializing in Cisco networking solutions, unified communications and managed services, for a cash purchase price of $125,000,000 plus working capital adjustments of $3,649,000. Up to an additional $35,000,000 of purchase price consideration may be due if Calence achieves certain performance targets over the next four years. During the year ended December 31, 2008, we accrued an additional $9,830,000 of purchase price consideration and $532,000 of accrued interest thereon as a result of Calence achieving certain performance targets during the year. Such amounts were recorded as additional goodwill (see Note 5). We also assumed Calence’s existing debt totaling approximately $7,311,000, of which $7,100,000 was repaid by us at closing. The Calence acquisition was funded, in part, using borrowings under our senior revolving credit facility.
On March 1, 2007, we completed the sale of PC Wholesale, a division of our North America operating segment. As a result of the disposition, PC Wholesale’s results of operations for 2007 and 2006 are classified as a discontinued operation. See further information in Note 20.
On September 7, 2006, we completed our acquisition of Software Spectrum, a global technology solutions provider with expertise in the selection, purchase and management of software, for a cash purchase price of $287,000,000 plus working capital of $64,380,000, which included cash acquired of $30,285,000.
On June 30, 2006, we completed the sale of Direct Alliance Corporation (“Direct Alliance”), a business process outsourcing provider in the U.S., for a cash purchase price of $46,250,000, subject to earn out and claw back provisions. Accordingly, Direct Alliance’s results of operations for 2006 are classified as a discontinued operation. See further information in Note 20.
Principles of Consolidation and Presentation
The consolidated financial statements include the accounts of Insight Enterprises, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. References to “the Company,” “Insight,” “we,” “us,” “our” and other similar words refer to Insight Enterprises, Inc. and its consolidated subsidiaries, unless the context suggests otherwise.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Additionally, these estimates and assumptions affect the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, we evaluate our estimates, including those related to sales recognition, anticipated achievement levels under partner funding programs, assumptions related to stock-based compensation valuation, allowances for doubtful accounts, litigation-related obligations, valuation allowances for deferred tax assets and impairment of long-lived assets, including purchased intangibles and goodwill, if indicators of potential impairment exist.
Cash Equivalents
We consider all highly liquid investments with maturities at the date of purchase of three months or less to be cash equivalents.
Allowance for Doubtful Accounts
We establish an allowance for doubtful accounts using estimated losses on accounts receivable based on evaluation of the aging of the receivables, historical write-offs and the current economic environment. We write off individual accounts against the reserve when we become aware of a client’s or vendor’s inability to meet its financial obligations, such as in the case of bankruptcy filings, or deterioration in the client’s or vendor’s operating results or financial position.
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
Inventories not available for sale relate to product sales transactions in which we are warehousing the product and will be deploying the product to clients’ designated locations subsequent to period-end. Additionally, we may perform services on a portion of the product prior to shipment to our clients and will be paid a fee for doing so. Although the product contracts are non-cancelable with customary credit terms beginning the date the inventories are segregated in our warehouse and invoiced to the client, and the warranty periods begin on the date of invoice, these transactions do not meet the sales recognition criteria under GAAP. Therefore, we have not recorded sales and the inventories are classified as “inventories not available for sale” on our consolidated balance sheet until the product is delivered. If clients remit payment before we deliver product to them, we record the payments received as “deferred revenue” on our consolidated balance sheet until such time as the product is delivered.
Property and Equipment
We record property and equipment at cost. We capitalize major improvements and betterments, while maintenance, repairs and minor replacements are expensed as incurred. Depreciation or amortization is provided using the straight-line method over the following estimated economic lives of the assets:

Estimated Economic Life
Leasehold improvements	Shorter of underlying lease term or asset life
Furniture and fixtures	2-7 years
Equipment	3-5 years
Software	3-10 years
Buildings	29 years

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Costs incurred to develop internal-use software during the application development stage, including capitalized interest, are also recorded in property and equipment at cost. External direct costs of materials and services consumed in developing or obtaining internal-use computer software and payroll and payroll-related costs for teammates who are directly associated with and who devote time to internal-use computer software development projects, to the extent of the time spent directly on the project and specific to application development, are capitalized.
Reviews are regularly performed to determine whether facts and circumstances exist which indicate that the useful life is shorter than originally estimated or the carrying amount of assets may not be recoverable. When an indication exists that the carrying amount of long-lived assets may not be recoverable, we assess the recoverability of our assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Such impairment test is based on the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Impairment, if any, is based on the excess of the carrying amount over the estimated fair value of those assets.
Goodwill
Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired. We perform an annual review in the fourth quarter of every year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of recorded goodwill is impaired. The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. See additional discussion of the impairment review process and impairments recorded in 2008 at Note 5.
Intangible Assets
We amortize intangible assets acquired in the acquisitions of MINX, Calence and Software Spectrum using the straight-line method over the following estimated economic lives of the intangible assets from the date of acquisition:

Estimated Economic Life
Customer relationships	8 – 11 years
Acquired technology related assets	5 years
Backlog	10 months – 5 years
Non-compete agreements	1 – 2 years
Trade names	< 1 year
We regularly perform reviews to determine if facts and circumstances exist which indicate that the useful life of our long-lived assets is shorter than originally estimated or the carrying amount of these assets may not be recoverable. When an indication exists that the carrying amount of long-lived assets may not be recoverable, we assess the recoverability of our assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Such impairment test is based on the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Impairment, if any, is based on the excess of the carrying amount over the estimated fair value of those assets.
Self Insurance
We are self-insured in the U.S. for medical insurance up to certain annual stop-loss limits and workers’ compensation claims up to certain deductible limits. We establish reserves for claims, both reported and incurred but not reported, using currently available information as well as our historical claims experience. As of December 31, 2008, we have $700,000 on deposit with our claims administrator which acts as security for our future payment obligations under our workers’ compensation program.
Foreign Currencies
We use the U.S. dollar as our reporting currency. The functional currencies of our significant foreign subsidiaries are generally the local currencies. Accordingly, assets and liabilities of the subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet dates. Income and expense items are translated at the average exchange rate for each month within the year. The resulting translation adjustments are recorded directly in accumulated other comprehensive income as a separate component of stockholders’ equity. Net foreign currency transaction (gains) losses, including transaction (gains) losses on intercompany balances that are not of a long-term investment nature and non-functional currency cash balances, are reported as a separate component of non-operating (income) expense in our consolidated statements of operations.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Derivative Financial Instruments
We enter into forward foreign exchange contracts to mitigate the risk of non-functional currency monetary assets and liabilities on our consolidated financial statements. These forward contracts are not designated as hedge instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The fair value of all derivative assets and liabilities are recorded gross in the other current assets and other current liabilities section of the balance sheet. (Gains) and losses are recorded net in non-operating (income) expense.
Treasury Stock
We record repurchases of our common stock as treasury stock at cost. We also record the subsequent retirement of these treasury shares at cost. The excess of the cost of the shares retired over their par value is allocated between additional paid-in capital and retained earnings. The amount recorded as a reduction of paid-in capital is based on the excess of the average original issue price of the shares over par value. The remaining amount is recorded as a reduction of retained earnings.
Sales Recognition
We adhere to guidelines and principles of sales recognition described in Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (“SAB 104”), issued by the staff of the Securities and Exchange Commission (the “SEC”). Under SAB 104, sales are recognized when title and risk of loss are passed to the client, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Usual sales terms are F.O.B. shipping point or equivalent, at which time title and risk of loss have passed to the client. However, because we either (i) have a general practice of covering client losses while products are in transit despite title and risk of loss transferring at the point of shipment or (ii) have specifically stated F.O.B. destination contractual terms with the client, delivery is not deemed to have occurred until the point in time when the product is received by the client.
We make provisions for estimated product returns that we expect to occur under our return policy based upon historical return rates. Our manufacturers warrant most of the products we market, and it is our policy to request that clients return their defective products directly to the manufacturer for warranty service. On selected products, and for selected client service reasons, we may accept returns directly from the client and then either credit the client or ship a replacement product. We generally offer a limited 15- to 30-day return policy for unopened products and certain opened products, which are consistent with manufacturers’ terms; however, for some products we may charge restocking fees. Products returned opened are processed and returned to the manufacturer or partner for repair, replacement or credit to us. We resell most unopened products returned to us. Products that cannot be returned to the manufacturer for warranty processing, but are in working condition, are sold to inventory liquidators, to end users as “previously sold” or “used” products, or through other channels to limit our losses from returned products.
We record freight billed to our clients as net sales and the related freight costs as costs of goods sold. We report sales net of any sales-based taxes assessed by governmental authorities that are imposed on and concurrent with sales transactions.
We also adhere to the guidelines and principles of software revenue recognition described in Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”). Revenue is recognized from software sales when clients acquire the right to use or copy software under license, but in no case prior to the commencement of the term of the initial software license agreement, provided that all other revenue recognition criteria have been met (i.e., delivery, evidence of the arrangement exists, the fee is fixed or determinable and collectibility of the fee is probable).

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
From time to time, the sale of hardware and software products may also include the provision of services and the associated contracts contain multiple elements or non-standard terms and conditions. Sales of services currently represent a small percentage of our net sales. Net sales of services that are performed at client locations are often service-only contracts and are recorded as sales when the services are performed and completed. If the service is performed at a client location in conjunction with a hardware, software or other services sale, we recognize net sales in accordance with SAB 104 and Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables.” Accordingly, we recognize sales for delivered items only when all of the following criteria are satisfied:
•	the delivered item(s) has value to the client on a stand-alone basis;
•	there is objective and reliable evidence of the fair value of the undelivered item(s); and
•	if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in our control.
We sell certain third-party service contracts and software assurance or subscription products for which we are not the primary obligor. These sales do not meet the criteria for gross sales recognition as defined in SAB 104 and EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”), and thus are recorded on a net sales recognition basis. As we enter into contracts with third-party service providers or vendors, we evaluate whether the subsequent sales of such services should be recorded as gross sales or net sales in accordance with the sales recognition criteria outlined in SAB 104 and EITF 99-19. We determine whether we act as a principal in the transaction and assume the risks and rewards of ownership or if we are simply acting as an agent or broker. Under gross sales recognition, the entire selling price is recorded in sales and our cost to the third-party service provider or vendor is recorded in costs of goods sold. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to sales, resulting in net sales equal to the gross profit on the transaction, and there are no costs of goods sold.
Additionally, we sell certain professional services contracts on a fixed fee basis. Revenues for fixed fee professional services contracts are recognized in accordance with statement of position (“SOP”) 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We recognize these services using the percentage of completion method of accounting based on the ratio of costs incurred to total estimated costs.
Partner Funding
We receive payments and credits from partners, including consideration pursuant to volume sales incentive programs, volume purchase incentive programs and shared marketing expense programs. Our policy for accounting for these payments is in accordance with EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” Partner funding received pursuant to volume sales incentive programs is recognized as a reduction to costs of goods sold. Partner funding received pursuant to volume purchase incentive programs is allocated to inventories based on the applicable incentives from each partner and is recorded in cost of goods sold as the inventory is sold. Partner funding received pursuant to shared marketing expense programs is recorded as a reduction of the related selling and administrative expenses in the period the program takes place only if the consideration represents a reimbursement of specific, incremental, identifiable costs. Consideration that exceeds the specific, incremental, identifiable costs is classified as a reduction of costs of goods sold. The amount of partner funding recorded as a reduction of selling and administrative expenses totaled $21,523,000, $17,876,000 and $15,171,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
Concentrations of Risk
Credit Risk
Although we are affected by the international economic climate, management does not believe material credit risk concentration existed at December 31, 2008. We monitor our clients’ financial condition and do not require collateral. Historically, we have not experienced significant losses related to accounts receivable from any individual client or similar groups of clients.
Supplier Risk
Purchases from Microsoft, a software publisher, Ingram Micro, a distributor, and HP, a manufacturer, accounted for approximately 22%, 11%, and 11%, respectively, of our aggregate purchases in 2008. No other partner accounted for more than 10% of purchases in 2008. Our top five partners as a group for 2008 were Microsoft, Ingram Micro, HP, Tech Data (a distributor) and Cisco (a manufacturer). Approximately 60% of our total purchases during 2008 came from this group of partners. Although brand names and individual products are important to our business, we believe that competitive sources of supply are available in substantially all of our product categories such that, with the exception of Microsoft, we are not dependent on any single partner for sourcing products.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Advertising Costs
Advertising costs are expensed as they are incurred. Advertising expense of $26,447,000, $26,661,000 and $23,950,000 was recorded for the years ended December 31, 2008, 2007 and 2006, respectively. These amounts were partially offset by partner funding received pursuant to shared marketing expense programs recorded as a reduction of selling and administrative expenses, as discussed above.
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
Net (Loss) Earnings From Continuing Operations Per Share (“EPS”)
Basic EPS is computed by dividing net (loss) earnings from continuing operations available to common stockholders by the weighted-average number of common shares outstanding during each year. Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, restricted stock awards and restricted stock units. For periods with a net loss from continuing operations, no potential common shares are included in the diluted EPS computations because they would result in an antidilutive per share amount. A reconciliation of the denominators of the basic and diluted EPS calculations follows (in thousands, except per share data):

	Years Ended December 31,
	2008	2007	2006
Numerator:
Net (loss) earnings from continuing operations	$(239,727)	$64,605	$56,457

Denominator:
Weighted-average shares used to compute basic EPS	46,573	49,055	48,373
Potential dilutive common shares due to dilutive stock options and restricted stock awards and units	—	1,065	633

Weighted-average shares used to compute diluted EPS	46,573	50,120	49,006

Net (loss) earnings from continuing operations per share:
Basic	$(5.15)	$1.32	$1.17

Diluted	$(5.15)	$1.29	$1.15

The following weighted-average outstanding stock options during the years ended December 31, 2008, 2007 and 2006 were not included in the diluted EPS calculations because the exercise prices of these options were greater than the average market price of our common stock during the respective periods (in thousands):

	Years Ended December 31,
	2008	2007	2006
Weighted-average outstanding stock options having no dilutive effect	—	615	3,293

No potential common shares were included in the diluted EPS computation for the year ended December 31, 2008 because of the net loss from continuing operations for the year, which would result in an antidilutive per share amount.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Recently Issued Accounting Standards
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective as of the beginning of the fiscal year that begins after December 15, 2008, and early adoption is not permitted. We will adopt the provisions of SFAS 141R for all prior business combinations as it relates to changes in income tax amounts and for all business combinations consummated after January 1, 2009.
In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R. FSP 142-3 is effective for the Company’s fiscal year beginning January 1, 2009.
In October 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS No. 154, “Accounting Changes and Error Corrections.” FSP FAS 157-3 is effective October 10, 2008, and the application of FSP FAS 157-3 had no impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which provides additional guidance on determining fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate when a transaction is not orderly. In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), which: 1) clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired; 2) provides guidance on the amount of an other-than-temporary impairment recognized in earnings and Other Comprehensive Income; and 3) expands the disclosures required for other-than-temporary impairments for debt and equity securities. Also in April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Adoption of these Staff Positions is required for the Company’s interim reporting period beginning April 1, 2009 with early adoption permitted.
(2)	Restatement of Consolidated Financial Statements
Background
On February 9, 2009, following an internal review we issued a press release announcing that our management had identified errors in the Company’s accounting for trade credits in prior periods dating back to December 1996. The internal review encompassed aged trade credits, including both aged accounts receivable credits and aged accounts payable credits, arising in the ordinary course of business that were recognized in the Company’s statements of operations prior to the legal discharge of the underlying liabilities under applicable domestic and foreign laws. In a Form 8-K filed on February 10, 2009, we reported that the Company’s financial statements, assessment of the effectiveness of internal control over financial reporting and related audit reports thereon in our most recently filed Annual Report on Form 10-K, for the year ended December 31, 2007, and the interim financial statements in our Quarterly Reports on Form 10-Q for the first three quarters of 2008, and all earnings press releases and similar communications issued by the Company relating to such financial statements, should no longer be relied upon.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
We informed the administrative agents and lenders under our senior revolving credit facility, our accounts receivable securitization financing facility and our inventory financing facility of our intention to restate our financial statements. The errors and restatement constitute a default under each of these facilities. Accordingly, we sought and received waivers to resolve the defaults (see Note 7).
Following management’s identification of errors in the Company’s accounting for aged trade credits, the Company retained outside legal counsel to conduct a factual investigation into the Company’s accounting practices pertaining to aged trade credits. The Board of Directors and its Audit Committee separately retained counsel to oversee and participate in the investigation, reach findings, and propose remedial measures to the Audit Committee. Company counsel and board counsel jointly retained forensic accountants to assist in the investigation and to gather documents and information from Company personnel. As part of this investigation and review process, outside counsel and forensic accountants gathered and evaluated documents and interviewed current and former Company employees. The Audit Committee was advised of the progress of the investigation and the internal review on a regular basis.
Outside counsel has informed the Audit Committee that the internal investigation is complete. Board counsel has presented its findings to the Audit Committee. Interviews, document reviews and forensic analysis conducted during the internal investigation did not indicate an intent to manipulate the Company’s accounting or financial results. The Audit Committee has received these findings as well as the recommendations of management, board counsel and other advisors concerning the proposed remedial actions to be taken with respect to the aged trade credit issue. The Audit Committee has adopted these remedial measures and directed management to implement them under the supervision of the Audit Committee.
Restatement Adjustments
We determined that corrections to our consolidated financial statements are required to reverse material prior period reductions of costs of goods sold and the related income tax effects as a result of these incorrect releases of aged trade credits. These trade credits arose from unclaimed credit memos, duplicate payments, payments for returned product or overpayments made to us by our clients, and, to a lesser extent, from goods received by us from a supplier for which we were never invoiced.
We recorded an aggregate gross charge of approximately $35,191,000 to our consolidated retained earnings as of December 31, 2005 and established a related current liability. This amount represented approximately $33,021,000 of costs of goods sold and $2,170,000 of selling and administrative expenses relating to the period from December 1, 1996 through December 31, 2005. The aggregate tax benefit related to these trade credit restatement adjustments is $13,825,000, which benefit reduced the charge to retained earnings as of December 31, 2005 and established a related deferred tax asset. In addition, our statements of operations for the years ended December 31, 2006 and 2007, and the quarters ended March 31, June 30, and September 30, 2008 contained in this Annual Report have been restated to reflect an aggregate of $9,458,000, $10,161,000, $2,837,000, $2,245,000 and $1,265,000, respectively, of increases in costs of goods sold and to establish a related current liability relating to aged trade credits. As of December 31, 2008 the reinstated trade credits liability included in accrued expenses and other current liabilities was $59,393,000.
Other Miscellaneous Accounting Adjustments
In addition to the restatements for aged trade credits, we also corrected previously reported financial statements for the following other miscellaneous accounting adjustments as a result of a review of our critical accounting policies:
•	An adjustment of $2,699,000 to allocate a portion of our North America goodwill not previously allocated to the carrying amount of a division of our North America operating segment that we sold on March 1, 2007 in determining the gain on sale. This adjustment reduced the gain on sale of the discontinued operation recorded in the three months ended March 31, 2007, which gain is included in earnings from discontinued operations. The tax effect of this adjustment was $1,066,000.
•	Adjustments to hardware net sales and costs of goods sold recognized in prior periods to recognize sales based on a “de facto” passage of title at the time of delivery. Although our usual sales terms are F.O.B. shipping point or equivalent, at which time title and risk of loss have passed to the client, because we have a general practice of covering customer losses while products are in transit despite our stated shipping terms, delivery is not deemed to have occurred until the product is received by the client. The net increase (decrease) in gross profit resulting from these adjustments was $20,000, $440,000 and ($522,000) for the years ended December 31, 2006 and 2007 and the nine months ended September 30, 2008, respectively. The tax expense (benefit) related to these adjustments was $8,000, $174,000 and ($201,000) for the years ended December 31, 2006 and 2007 and the nine months ended September 30, 2008, respectively. Adjustments related to periods prior to 2006 resulted in an $895,000 reduction of retained earnings as of December 31, 2005.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
•	Adjustments to recognize stock based compensation expense related to performance-based restricted stock units (“RSUs”) on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards (i.e., a graded vesting basis) instead of on a straight-line basis over the requisite service period for the entire award. The net increase (decrease) in operating expenses was $2,363,000, $2,543,000 and ($1,243,000) for the years ended December 31, 2006 and 2007 and the nine months ended September 30, 2008, respectively.
•	Adjustments to capitalize interest on internal-use software development projects in prior periods and record the related amortization expense thereon. The net increase (decrease) in pretax earnings resulting from these adjustments was $805,000, $386,000 and ($4,000) for the years ended December 31, 2006 and 2007 and the nine months ended September 30, 2008, respectively. The tax expense (benefit) related to these adjustments was $318,000, $152,000 and ($2,000) for the years ended December 31, 2006 and 2007 and the nine months ended September 30, 2008, respectively. Adjustments related to periods prior to 2006 resulted in a $50,000 increase in retained earnings as of December 31, 2005.
•	Revisions in the classification of consideration that exceeded the specific, incremental identifiable costs of shared marketing expense programs of $4,967,000, $7,259,000 and $4,554,000 for the years ended December 31, 2006 and 2007 and the nine months ended September 30, 2008, respectively, to reflect such excess consideration as a reduction of costs of goods sold instead of a reduction of the related selling administration expenses. These revisions in classification related to our EMEA operating segment and had no effect on reported net earnings in any period.
The following table summarizes the effect of the restatement and other miscellaneous accounting adjustments on beginning retained earnings as of January 1, 2006, and net earnings for the years ended December 31, 2007 and 2006 (in thousands):

	Net Earnings		Retained Earnings
	Years Ended December 31,		At December 31,
	2007	2006	2005
As previously reported	$77,795	$76,818	$220,846

Adjustments:
Trade credit adjustments	(10,161)	(9,458)	(35,191)
Other miscellaneous accounting adjustments	(4,416)	(1,538)	(1,397)
Income tax benefit	5,538	3,719	14,376

Total adjustments	(9,039)	(7,277)	(22,212)

As restated	$68,756	$69,541	$198,634

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The table below presents the decrease in net earnings resulting from the individual restatement adjustments for each respective period presented (in thousands):

	Nine Months
	Ended
	September 30,	Year Ended December 31,
	2008	2007	2006	2005	2004
	(unaudited)			(unaudited)	(unaudited)

Increase (decrease) in net sales:
F.O.B. destination adjustments	$(9,288)	$5,043	$6,681	$(11,074)	$18,061

Total adjustments to net sales	(9,288)	5,043	6,681	(11,074)	18,061

Increase (decrease) in costs of goods sold:
Trade credit adjustments	6,347	10,161	9,458	9,128	4,847
F.O.B. destination adjustments	(8,766)	4,603	6,661	(10,939)	17,021
Reclassification of partner funding	(4,554)	(7,259)	(4,967)	(2,770)	(925)

Total adjustments to costs of goods sold	(6,973)	7,505	11,152	(4,581)	20,943

Net decrease in gross profit	(2,315)	(2,462)	(4,471)	(6,493)	(2,882)

Increase (decrease) in operating expenses:
Stock-based compensation	(1,243)	2,543	2,363	—	—
Reclassification of partner funding	4,554	7,259	4,967	2,770	925
Amortization of capitalized interest	113	129	3	3	1
Goodwill impairment	(181)	—	—	—	—

Total adjustments to operating expenses	3,243	9,931	7,333	2,773	926

Net decrease in earnings (loss) from operations	(5,558)	(12,393)	(11,804)	(9,266)	(3,808)

Decrease in non-operating expenses:
Capitalized interest	(109)	(515)	(808)	(64)	(22)

Total adjustments to non-operating expenses	(109)	(515)	(808)	(64)	(22)

Total adjustments to earnings (loss) from continuing operations before income taxes	(5,449)	(11,878)	(10,996)	(9,202)	(3,786)
Income tax benefit	2,187	4,472	3,719	3,582	1,473

Total adjustments to earnings (loss) from continuing operations	(3,262)	(7,406)	(7,277)	(5,620)	(2,313)

Decrease in gain on sale of a discontinued operation	—	(2,699)	—	—	—
Income tax benefit	—	1,066	—	—	—

Total adjustments to earnings from discontinued operations, net of tax	—	(1,633)	—	—	—

Total decrease in net earnings	$(3,262)	$(9,039)	$(7,277)	$(5,620)	$(2,313)

The decrease in net earnings resulting from the trade credit adjustments was $3,053,000, $4,462,000, $3,537,000, $333,000, $762,000, $466,000, $224,000 and $0 for the years ended December 31, 2003, 2002, 2001, 2000, 1999, 1998, 1997 and 1996, respectively. The tax benefit related to these adjustments was $1,991,000, $2,914,000, $2,309,000, $217,000, $498,000, $304,000, $146,000 and $0 for the years ended December 31, 2003, 2002, 2001, 2000, 1999, 1998, 1997 and 1996, respectively.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Effects of the Restatement Adjustments on our Consolidated Financial Statements
The following tables present the effects of the financial statement restatement adjustments on the Company’s previously reported consolidated statements of operations for the years ended December 31, 2007 and 2006 (in thousands, except per share data):

	Year Ended December 31, 2007			Year Ended December 31, 2006
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net sales	$4,800,431	$5,043	$4,805,474	$3,593,256	$6,681	$3,599,937
Costs of goods sold	4,139,343	7,505	4,146,848	3,122,599	11,152	3,133,751

Gross profit	661,088	(2,462)	658,626	470,657	(4,471)	466,186
Operating expenses:
Selling and administrative expenses	532,391	9,931	542,322	369,389	7,333	376,722
Severance and restructuring expenses	2,595	—	2,595	729	—	729

Earnings (loss) from operations	126,102	(12,393)	113,709	100,539	(11,804)	88,735
Non-operating (income) expense:
Interest income	(2,078)	—	(2,078)	(4,355)	—	(4,355)
Interest expense	13,367	(515)	12,852	6,793	(808)	5,985
Net foreign currency exchange (gain) loss	(3,887)	—	(3,887)	(1,135)	—	(1,135)
Other expense, net	1,531	—	1,531	901	—	901

Earnings (loss) from continuing operations before income taxes	117,169	(11,878)	105,291	98,335	(10,996)	87,339
Income tax expense (benefit)	45,158	(4,472)	40,686	34,601	(3,719)	30,882

Earnings (loss) from continuing operations	72,011	(7,406)	64,605	63,734	(7,277)	56,457
Earnings (loss) from discontinued operations, net of taxes	5,784	(1,633)	4,151	13,084	—	13,084

Net earnings (loss)	$77,795	$(9,039)	$68,756	$76,818	$(7,277)	$69,541

Net earnings per share — Basic:
Net earnings (loss) from continuing operations	$1.47	$(0.15)	$1.32	$1.32	$(0.15)	$1.17
Net earnings (loss) from discontinued operation	0.12	(0.04)	0.08	0.27	—	0.27

Net earnings (loss) per share	$1.59	$(0.19)	$1.40	$1.59	$(0.15)	$1.44

Net earnings per share — Diluted:
Net earnings (loss) from continuing operations	$1.44	$(0.15)	$1.29	$1.31	$(0.16)	$1.15
Net earnings (loss) from discontinued operation	0.12	(0.04)	0.08	0.27	—	0.27

Net earnings (loss) per share	$1.56	$(0.19)	$1.37	$1.58	$(0.16)	$1.42

Shares used in per share calculations:
Basic	49,055	—	49,055	48,373	—	48,373

Diluted	49,760	360	50,120	48,564	442	49,006

The following table presents the effects of the restatement adjustments on the Company’s previously reported consolidated balance sheet as of December 31, 2007 (in thousands):

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2007
	As Reported	Adjustments	As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$56,718	$—	$56,718
Accounts receivable, net	1,072,612	(11,433)	1,061,179
Inventories	98,863	10,694	109,557
Inventories not available for sale	21,450	—	21,450
Deferred income taxes	22,020	20,232	42,252
Other current assets	38,916	—	38,916

Total current assets	1,310,579	19,493	1,330,072

Property and equipment, net	158,467	1,273	159,740
Goodwill	306,742	(2,169)	304,573
Intangible assets, net	80,922	—	80,922
Deferred income taxes	392	3,325	3,717
Other assets	10,076	—	10,076

	$1,867,178	$21,922	$1,889,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$685,578	$428	$686,006
Accrued expenses and other current liabilities	113,891	54,716	168,607
Current portion of long-term debt	15,000	—	15,000
Deferred revenue	42,885	—	42,885
Line of credit	—	—	—

Total current liabilities	857,354	55,144	912,498

Long-term debt	187,250	—	187,250
Deferred income taxes	27,305	234	27,539
Other liabilities	20,075	—	20,075

	1,091,984	55,378	1,147,362

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	485	—	485
Additional paid in capital	386,139	5,241	391,380
Retained earnings	340,641	(38,528)	302,113
Accumulated other comprehensive income- foreign currency translation adjustment	47,929	(169)	47,760

Total stockholders’ equity	775,194	(33,456)	741,738

	$1,867,178	$21,922	$1,889,100

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents the effects of the restatement adjustments on the Company’s previously reported cash flow amounts for the years ended December 31, 2007 and 2006 (in thousands):

	Year Ended December 31, 2007			Year Ended December 31, 2006
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Cash flows from operating activities
Net earnings from continuing operations	$72,011	$(7,406)	$64,605	$63,734	$(7,277)	$56,457
Plus: net earnings from discontinued operation	5,784	(1,633)	4,151	13,084	—	13,084

Net earnings	77,795	(9,039)	68,756	76,818	(7,277)	69,541

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	34,533	130	34,663	25,372	3	25,375
Provisions for losses on accounts receivable	2,646	—	2,646	3,033	—	3,033
Write-downs of inventories	6,900	—	6,900	8,442	—	8,442
Non-cash stock-based compensation expense	11,540	2,543	14,083	13,731	2,363	16,094
Gain on sale of discontinued operations	(8,287)	—	(8,287)	(14,872)	—	(14,872)
Excess tax benefit from employee gains on stock-based compensation	(486)	(11)	(497)	(1,085)	(38)	(1,123)
Deferred income taxes	1,072	(5,296)	(4,224)	2,744	(3,326)	(582)
Changes in assets and liabilities:
Increase in accounts receivable	(64,543)	(5,043)	(69,586)	(290,612)	(6,682)	(297,294)
(Increase) decrease in inventories	(4,278)	4,604	326	21,287	6,661	27,948
Decrease in other current assets	4,159	—	4,159	10,152	—	10,152
Increase in other assets	(454)	—	(454)	(8,370)	—	(8,370)
Increase in accounts payable	53,596	205	53,801	226,196	(70)	226,126
Increase in deferred revenue	1,502	—	1,502	2,514	—	2,514
(Decrease) increase in accrued expenses and other current liabilities	(16,277)	12,493	(3,784)	7,252	9,251	16,503

Net cash provided by operating activities	99,418	586	100,004	82,602	885	83,487

Cash flows from investing activities
Cash receipt of underwriter receivable	28,631	—	28,631	46,250	—	46,250
Purchases of property and equipment	(35,761)	(515)	(36,276)	(34,242)	(808)	(35,050)
Acquisition of Software Spectrum, net of cash acquired	—	—	—	(321,167)	—	(321,167)

Net cash used in investing activities	(7,130)	(515)	(7,645)	(309,159)	(808)	(309,967)

Cash flows from financing activities
Borrowings on accounts receivable securitization financing facility	682,000	—	682,000	291,000	—	291,000
Repayments on accounts receivable securitization financing facility	(704,000)	—	(704,000)	(123,000)	—	(123,000)
Borrowings on term loan	—	—	—	75,000	—	75,000
Repayments on term loan	(15,000)	—	(15,000)	(3,750)	—	(3,750)
Borrowings on short-term financing facility	—	—	—	20,000	—	20,000
Repayments on short-term financing facility	—	—	—	(65,000)	—	(65,000)
Net repayment on line of credit	(15,000)	—	(15,000)	(6,309)	—	(6,309)
Proceeds from sales of common stock under employee stock plans	24,521	—	24,521	16,462	—	16,462
Excess tax benefit from employee gains on stock-based compensation	486	11	497	1,085	38	1,123
Repurchases of common stock	(50,000)	—	(50,000)	—	—	—

(Decrease) increase in book overdrafts	(23,216)	—	(23,216)	37,261	—	37,261

Net cash (used in) provided by financing activities	(100,209)	11	(100,198)	242,749	38	242,787

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2007			Year Ended December 31, 2006
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Cash flows from discontinued operations:
Net cash used in operating activities	$—	$—	$—	$(8,909)	$—	$(8,909)
Net cash provided by investing activities	—	—	—	11,710	—	11,710
Net cash used in financing activities	—	—	—	(2,696)	—	(2,696)

Net cash used in discontinued operation	—	—	—	105	—	105

Foreign currency exchange effect on cash flows	9,942	(82)	9,860	3,255	(115)	3,140

Increase in cash and cash equivalents	2,021	—	2,021	19,552	—	19,552
Cash and cash equivalents at the beginning of the year	54,697	—	54,697	35,145	—	35,145

Cash and cash equivalents at the end of the year	$56,718	$—	$56,718	$54,697	$—	$54,697

Related Proceedings
On March 19, 2009, we received a letter of informal inquiry from the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) requesting certain documents and information relating to the Company’s historical accounting treatment of aged trade credits. We are cooperating with the SEC. We cannot predict the outcome of this investigation.
Beginning in March 2009, three purported class action lawsuits were filed in the U.S. District Court for the District of Arizona against us and certain of our current and former directors and officers on behalf of purchasers of our securities during the period April 22, 2004 to February 6, 2009 (the period specified in the first complaint is January 30, 2007 to February 6, 2009). The complaints, which seek unspecified damages, assert claims under the federal securities laws relating to our February 9, 2009 announcement that we expected to restate our financial statements for the year ended December 31, 2007 and for the first three quarters of 2008 and that the restatement would include a material reduction of retained earning as of December 31, 2004. The complaints also allege that we issued false and misleading financial statements and issued misleading public statements about our results of operations. None of the defendants have responded to the complaints at this time.
(3) Fair Value of Financial Instruments
In September 2006, the FASB issued SFAS 157, which provides guidance for determining fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the information used to measure fair value, and (3) the effect that fair-value measurements have on earnings. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FSP FAS 157-2 (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of the FSP.
The Company adopted SFAS 157 on January 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities noted in FSP FAS 157-2. There was no material impact to our results of operations, cash flows or financial position for the year ended December 31, 2008. SFAS 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. SFAS 157 requires new disclosures that establish a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is designed to enable the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the valuation of our financial instruments by the above SFAS 157 measurement levels as of December 31, 2008 (in thousands):

		Quoted	Significant
		Market Prices	Other	Significant
	Value as of	in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs	Balance Sheet
	2008	(Level 1)	(Level 2)	(Level 3)	Classification
Assets:
Foreign Exchange Derivatives	$228	$—	$228	$—	Other Assets

Total Assets at Fair Value	$228	$—	$228	$—

We have elected to use the income approach to value the foreign exchange derivatives, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount assuming that participants are motivated, but not compelled, to transact. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR rates, foreign exchange rates, and foreign exchange forward points). Mid-market pricing is used as a practical expedient for fair value measurements. SFAS 157 states that the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments and did not have a material impact on the fair value of these derivative instruments. Both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments.
As of December 31, 2008, we have no nonfinancial assets or liabilities that are measured on a recurring basis and our other financial assets or liabilities generally consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities. The estimated fair values of our cash and cash equivalents is determined based on quoted prices in active markets for identical assets. The fair value of the other financial assets and liabilities is based on the value that would be received or paid in an orderly transaction between market participants and approximates the carrying value due to their nature and short duration.
(4) Property and Equipment
Property and equipment consist of the following (in thousands):

	December 31,
	2008	2007
		As
		Restated
		(1)
Software	$114,221	$101,432
Buildings	69,381	70,269
Equipment	48,935	41,483
Furniture and fixtures	31,836	29,258
Leasehold improvements	17,036	17,289
Land	7,558	7,722

	288,967	267,453
Accumulated depreciation and amortization	(131,633)	(107,713)

Property and equipment, net	$157,334	$159,740

(1)	See Note 2 “Restatement of Consolidated Financial Statements.”
In conjunction with the impairment analysis of our goodwill discussed in Note 5, we assessed the recoverability of our property and equipment by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Such impairment test was based on the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. For each of our property and equipment categories within each of our three operating segments, the estimated fair value of those assets exceeded the carrying amount, and no impairment was indicated.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Depreciation and amortization expense related to property and equipment, including amounts recorded in discontinued operations, was $26,122,000, $24,182,000 and $21,561,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Interest charges in the amount of $121,000, $515,000 and $808,000 were capitalized in connection with internal-use software development projects in the years ended December 31, 2008, 2007 and 2006, respectively.
Change in Accounting Estimate
In 2006, we accelerated the depreciation of certain software assets due to our decision to implement a new IT system. We determined that portions of the old IT system would no longer be used after March 31, 2007, which shortened its estimated useful life and increased the depreciation for the year ended December 31, 2006 by approximately $2,880,000.
(5) Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2008 are as follows (in thousands):

	North America	EMEA	APAC	Consolidated
Balance at December 31, 2006 — As Restated (1)	$221,051	$61,510	$15,460	$298,021
Adjustments	(720)	5,867	1,405	6,552

Balance at December 31, 2007 — As Restated (1)	220,331	67,377	16,865	304,573
Goodwill recorded in connection with the acquisition of Calence	104,071	—	—	104,071
Goodwill recorded in connection with the acquisition of MINX	—	9,108	—	9,108
Impairment charge	(323,422)	(59,852)	(13,973)	(397,247)
Other adjustments	(980)	(16,633)	(2,892)	(20,505)

Balance at December 31, 2008	$—	$—	$—	$—

(1)	See Note 2 “Restatement of Consolidated Financial Statements.”
The other adjustments to goodwill primarily consist of foreign currency translation adjustments. During the year ended December 31, 2008, the adjustments in EMEA also include the reversal of valuation allowances totaling $5,800,000 relating to our United Kingdom and France net operating loss carryforward deferred tax assets (see Note 11).
SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Multiple valuation techniques can be used to assess the fair value of the reporting unit. All of these techniques include the use of estimates and assumptions that are inherently uncertain. Changes in these estimates and assumptions could materially affect the determination of fair value or goodwill impairment, or both. The Company has three reporting units, which are the same as our operating segments. At December 31, 2007, our goodwill balance of $305,316,000 was allocated among all three of our operating segments, which represented the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed in connection with previous acquisitions, adjusted for changes in foreign currency exchange rates. We tested goodwill for impairment during the fourth quarter of 2007. At that time, we concluded that the fair value of each of our reporting units was in excess of the carrying value.
On April 1, 2008, we acquired Calence, which has been integrated into our North America business. On July 10, 2008, we acquired MINX, which has been integrated into our EMEA business. Under the purchase method of accounting, the purchase price for each acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired of $93,709,000 and $9,108,000 for Calence and MINX, respectively, was recorded as goodwill in the respective reporting unit (see Note 19). The primary driver for these acquisitions was to enhance our technical capabilities around networking, advanced communications and managed services and to help accelerate our transformation to a broad-based technology solutions advisor and provider. During the year ended December 31, 2008, we accrued an additional $9,830,000 of purchase price consideration (the “earnout”) and $532,000 of accrued interest thereon as a result of Calence achieving certain performance targets during the respective periods. Such amounts were recorded as additional goodwill. The Calence acquisition and resulting additional goodwill of $104,071,000, including the earnout and accrued interest amounts, was recorded as part of the North America reporting unit.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In consideration of market conditions and the decline in our overall market capitalization resulting from decreases in the market price of Insight’s publicly traded common stock during the three months ended June 30, 2008, we evaluated whether an event (a “triggering event”) had occurred during the second quarter that would require us to perform an interim period goodwill impairment test in accordance with SFAS 142. Subsequent to the first quarter of 2008, the Company experienced a relatively consistent decline in market capitalization due to deteriorating market conditions and a significant decline subsequent to our announcement of preliminary first quarter 2008 results on April 23, 2008. During the first quarter of 2008, the market price of Insight’s publicly traded common stock ranged from a high of $19.00 to a low of $15.49, ending the quarter at $17.50 on March 31, 2008. During the second quarter of 2008, the market price of Insight’s publicly traded common stock ranged from a high of $18.20 to a low of $11.00 on April 24, 2008, when the price dropped by 22.5% and did not return to levels previous to that single day drop through the end of the quarter. Based on the sustained significant decline in the market price of our common stock during the second quarter of 2008, we concluded that a triggering event had occurred subsequent to March 31, 2008, which would more likely than not reduce the fair value of one or more of our reporting units below its respective carrying value.
As a result, we performed the first step of the two-step goodwill impairment test in the second quarter of 2008 in accordance with SFAS 142 and compared the fair values of our reporting units to their carrying values. The fair values of our reporting units were determined using established valuation techniques, specifically the market and income approaches. We determined that the fair value of the North America reporting unit was less than the carrying value of the net assets of the reporting unit, and thus, we performed step two of the impairment test for the North America reporting unit. The results of the first step of the two-step goodwill impairment test indicated that the fair value of each of our EMEA and APAC reporting units was in excess of the carrying value, and thus we did not perform step two of the impairment test for EMEA or APAC.
In step two of the impairment test, we determined the implied fair value of the goodwill in our North America reporting unit and compared it to the carrying value of the goodwill. We allocated the fair value of the North America reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the North America reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. Our step two analysis resulted in no implied fair value of goodwill for the North America reporting unit, and therefore, we recognized a non-cash goodwill impairment charge of $313,776,000, $201,050,000 net of taxes, which represented the entire goodwill balance recorded in our North America operating segment as of June 30, 2008, including the entire amount of the goodwill recorded in connection with the Calence acquisition, including the earnout through June 30, 2008. The charge is included in (loss) earnings from continuing operations for the year ended December 31, 2008.
During the three months ended September 30, 2008, our overall market capitalization increased with increases in the market price of Insight’s publicly traded common stock. Subsequent to the announcement of our results of operations for the second quarter of 2008 on August 11, 2008, the Company experienced a relatively consistent increase in market capitalization. During the third quarter of 2008, the market price of Insight’s publicly traded common stock ranged from a low of $10.70 to a high of $17.11, ending the quarter at $13.41 on September 30, 2008. Based on the increase in the market price of our common stock during the third quarter of 2008 as well as the decline in the carrying value due to the write-off of goodwill during the second quarter of 2008, we concluded that during the third quarter of 2008, a triggering event had not occurred that would more likely than not reduce the fair value of one or more of our reporting units below its respective carrying value.
We performed our annual review of goodwill in the fourth quarter of 2008. The fair values of our reporting units were determined using established valuation techniques, specifically the market and income approaches. We determined that the fair value of each of our three reporting units was less than the carrying value of the net assets of the respective reporting unit, and thus we performed step two of the impairment test for each of our three reporting units. Our step two analyses resulted in no implied fair value of goodwill for any of our three reporting units, and therefore, we recognized a non-cash goodwill impairment charge of $83,471,000, $75,657,000 net of taxes, which represented the entire amount of the goodwill recorded all three of our operating segments as of December 31, 2008, including goodwill recorded in connection with the earnout associated with the Calence acquisition, part of our North America operating segment, since June 30, 2008. The charge is included in (loss) earnings from continuing operations for the year ended December 31, 2008.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The total non-cash charge of $397,247,000, $276,707,000 net of tax, for the year ended December 31, 2008 will not affect our debt covenant compliance, cash flows or ongoing results of operations.
(6) Intangible Assets
Intangible assets acquired in the acquisition of MINX, Calence and Software Spectrum consist of the following (in thousands):

	December 31,
	2008	2007
Customer relationships	$109,576	$91,484
Backlog	7,446	—
Acquired technology related assets	1,700	1,700
Non-compete agreements	191	—
Trade names	150	—

	119,063	93,184
Accumulated amortization	(25,663)	(12,262)

Intangible assets, net	$93,400	$80,922

In conjunction with the impairment analysis of our goodwill discussed in Note 5, we assessed the recoverability of our acquired intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Such impairment test was based on the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. For each of our intangible asset categories within each of our three operating segments, the estimated fair value of those assets exceeded the carrying amount, and no impairment was indicated.
Amortization expense recognized for the years ended December 31, 2008, 2007 and 2006 was $13,868,000, $9,749,000 and $3,811,000, respectively. Future amortization expense is estimated as follows (in thousands):

Years Ending December 31,	Amortization Expense
2009	$12,257
2010	11,918
2011	11,654
2012	11,427
2013	10,466
Thereafter	35,678

Total amortization expense	$93,400

(7) Debt and Inventory Financing Facility
Debt
Our long-term debt consists of the following (in thousands):

	December 31,
	2008	2007
Senior revolving credit facility	$228,000	$—
Accounts receivable securitization financing facility (the “ABS facility”)	—	146,000
Term loan	—	56,250

Total	228,000	202,250
Less: current portion of term loan	—	(15,000)

Long-term debt	$228,000	$187,250

On April 1, 2008, we entered into a new five-year $300,000,000 senior revolving credit facility, which replaced our previous $75,000,000 five-year revolving credit facility and our $75,000,000 five-year term loan facility, which were entered into in September 2006 to finance, in part, the acquisition of Software Spectrum and for general corporate purposes. The Calence acquisition was funded, in part, using borrowings under the new facility. Amounts outstanding under the new senior revolving credit facility bear interest, payable quarterly, at a floating rate equal to the prime rate or, at our option, a LIBOR rate plus a pre-determined spread of 0.75% to 1.75%. In addition, we pay a commitment fee on the unused portion of the facility of 0.175% to 0.35%. The weighted average interest rate on amounts outstanding under our senior revolving credit facility, including the commitment fee was 4.8% during the year ended December 31, 2008. As of December 31, 2008, $72,000,000 was available under the senior revolving credit facility. The senior revolving credit facility matures on April 1, 2013.

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
We have an agreement to sell receivables periodically to a special purpose accounts receivable and financing entity (the “SPE”), which is exclusively engaged in purchasing receivables from us. The SPE is a wholly-owned, bankruptcy-remote entity that we have included in our consolidated financial statements. The SPE funds its purchases by selling undivided interests in eligible trade accounts receivable to a multi-seller conduit administered by an independent financial institution. The SPE’s assets are available first and foremost to satisfy the claims of the creditors of the conduit. The sales to the conduit do not qualify for sale treatment under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” as we maintain effective control over the receivables that are sold. Accordingly, the receivables remain recorded on our consolidated balance sheets. At December 31, 2008 and 2007, the SPE owned $346,235,000 and $396,126,000, respectively, of receivables recorded at fair value and included in our consolidated balance sheets, of which $150,000,000 and $198,599,000, respectively, was eligible for funding. The Company’s ability to borrow up to the full $150,000,000 under the ABS facility is based on formulae relating to the amount and quality of the Company’s legacy accounts receivable in the U.S. As a result of the decline in overall sales volume in the legacy business in the U.S. in the first quarter of 2009, the availability under the ABS facility has decreased by $40,300,000 as of March 31, 2009. Additionally, we further reduced our eligible receivables under this facility by $45,900,000 to reflect the legacy business gross trade credit liabilities that were recorded as part of our financial statement restatement described in Note 2. As a result, total availability under our ABS facility at March 31, 2009, after consideration of the restatement, was $63,800,000. We plan to work with our lenders to increase our total capacity under the ABS facility by adding receivables from our U.S.-based software business to the facility as market and other conditions permit.
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
No amounts are outstanding under the accounts receivable securitization facility at December 31, 2008. Interest is payable monthly, and the interest rate at December 31, 2008 applicable had there been outstanding balances was 3.13% per annum, including the 1.5% usage fee on any drawn balances. During the years ended December 31, 2008 and 2007, our weighted average interest rate per annum and weighted average borrowings under the facility were 4.30% and $128,420,000 and 6.3% and $123,097,000, respectively.
Inventory Financing Facility
On September 17, 2008, we entered into an agreement which provides for a new facility to purchase inventory from a list of approved vendors. The aggregate availability for vendor purchases under the inventory financing facility is $90,000,000, and the facility matures on April 1, 2013 but may be cancelled with 90 days notice. Additionally, the facility may be renewed under certain circumstances described in the agreement for successive twelve month periods. Interest does not accrue on accounts payable under this facility provided the accounts payable are paid within stated vendor terms (ranging from 30 to 60 days). We impute interest on the average daily balance outstanding during these stated vendor terms based on our blended borrowing rate during the period under our senior revolving credit facility and our accounts receivable securitization financing facility. Imputed interest of $581,000 was recorded in 2008. If balances are not paid within stated vendor terms, they will accrue interest at prime plus 1.25%. The facility is guaranteed by the Company and each of its material domestic subsidiaries and is secured by a lien on substantially all of the Company’s domestic assets that is of equal priority to the liens securing borrowings under our senior revolving credit facility. The facility replaced an existing agreement that the Company assumed in connection with the acquisition of Calence on April 1, 2008. As of December 31, 2008, $80,904,000 was included in accounts payable related to this facility.
Covenants
Our financing facilities contain various covenants customary for transactions of this type, including the requirement that we comply with maximum leverage, minimum fixed charge and asset coverage ratio requirements and meet monthly, quarterly and annual reporting requirements. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified period of time.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Our borrowing capacity under our senior revolving credit facility and the ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the Company’s trailing twelve months EBITDA, as defined in the agreements. The maximum leverage ratio permitted under the agreements is currently 3.0 times trailing twelve-month EBITDA and steps down to 2.75 times in October 2009. A significant drop in EBITDA would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter, to a level that could be below the Company’s total debt capacity. As of December 31, 2008, of the $450.0 million of total debt capacity available, the Company’s borrowing capacity was limited to $402.1 million based on trailing twelve-month EBITDA of $134.0 million. Even with lower expected EBITDA and the lower maximum leverage ratio covenant beginning in the fourth quarter of 2009, we anticipate that we will meet our maximum leverage ratio requirements over the next four quarters.
As discussed above, our senior revolving credit facility and inventory financing facility both mature on April 1, 2013. The term of our accounts receivable securitization facility is scheduled to expire on September 17, 2009. If we were unable to renew our ABS facility in 2009, we believe that cash flows from operations and extending payment terms with key partners by foregoing early pay discounts, together with the funds available under our existing long-term senior revolving credit facility, will be adequate to support our anticipated working capital requirements for operations over the next twelve months.
In February 2009, we informed the administrative agents under our senior revolving credit facility, our accounts receivable securitization financing facility and our inventory financing facility of our intention to restate our financial statements and on February 6, 2009 obtained waivers from default with respect thereto from our administrative agents under those facilities. Under the terms of those waivers, the Company has until May 15, 2009 to deliver our restated consolidated financial statements for the fiscal year ended December 31, 2007, our restated selected quarterly financial information for each of the three fiscal quarters ended March 31, 2008, June 30, 2008 and September 30, 2008, and our consolidated financial statements for the fiscal year ended December 31, 2008. We will be current in our filings with the filing of this report prior to May 15, 2009.
(8) Market Risk Management
Interest Rate Risk
We have interest rate exposure arising from our financing facilities, which have variable interest rates. These variable interest rates are affected by changes in short-term interest rates. We currently do not hedge our interest rate exposure.
We do not believe that the effect of reasonably possible near-term changes in interest rates will be material to our financial position, results of operations and cash flows. Our financing facilities expose net earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. We had $228,000,000 outstanding under our senior revolving credit facility and no amounts outstanding under our accounts receivable securitization financing facility at December 31, 2008. The interest rates attributable to the borrowings under our senior revolving credit facility and the accounts receivable securitization financing facility were 1.61% and 3.13%, respectively, per annum at December 31, 2008. The change in annual net earnings from continuing operations, pretax, resulting from a hypothetical 10% increase or decrease in the highest applicable interest rate would approximate $700,000.
Foreign Currency Exchange Risk
We use the U.S. dollar as our reporting currency. The functional currencies of our significant foreign subsidiaries are generally the local currencies. Accordingly, assets and liabilities of the subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet dates. Income and expense items are translated at the average exchange rate for each month within the year. Translation adjustments are recorded in other comprehensive income as a separate component of stockholders’ equity. Net foreign currency transaction (gains) losses, including transaction (gains) losses on intercompany balances that are not of a long-term investment nature, are reported as a separate component of non-operating (income) expense, net in our consolidated statements of operations. We also maintain cash accounts denominated in currencies other than the functional currency which expose us to foreign exchange rate movements. Remeasurement of these cash balances results in (gains) losses that are also reported as a separate component of non-operating (income) expense.
We monitor our foreign currency exposure and have begun to enter, selectively, into forward exchange contracts to mitigate risk associated with certain non-functional currency monetary assets and liabilities related to foreign denominated payables, receivables, and cash balances. Transaction gains and losses resulting from non-functional currency assets and liabilities are offset by forward contracts in non-operating (income) and expense, net. The Company does not have a significant concentration of credit risk with any single counterparty.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company generally enters into forward contracts with maturities of three months or less. The derivatives entered into during 2008 were not designated as hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The following derivative contracts were entered into during the year ended December 31, 2008, and remained open and outstanding at December 31, 2008. All U.S. dollar and foreign currency amounts are presented in thousands.

	Sell	Buy
Foreign Currency	GBP	EURO
Foreign Amount	5,000	7,149
Exchange Rate	0.6770	0.7149
USD Equivalent	$7,386	$10,000
Maturity Date	January 7, 2009	January 7, 2009
The Company does not enter into derivative contracts for speculative or trading purposes. The fair value of all forward contracts at December 31, 2008 was $228,000.
(9) Leases
We have several non-cancelable operating leases with third parties, primarily for administrative and distribution center space and computer equipment. Our facilities leases generally provide for periodic rent increases and many contain escalation clauses and renewal options. We recognize rent expense on a straight-line basis over the lease term. Rental expense for these third-party operating leases was $16,132,000, $13,343,000 and $9,491,000 for the years ended December 31, 2008, 2007 and 2006, respectively, and is included in selling and administrative expenses in our consolidated statements of operations.
Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2008 are as follows (in thousands):

Years Ending December 31,
2009	$14,079
2010	11,340
2011	9,065
2012	6,380
2013	3,319
Thereafter	12,241

Total minimum lease payments	$56,424

(10) Severance, Restructuring and Acquisition Integration Activities
Severance Costs Expensed in 2008
During the year ended December 31, 2008, North America, EMEA and APAC recorded severance expense totaling $4,633,000, $3,923,000 and $39,000, respectively, related to on-going restructuring efforts to reduce operating expenses related to support and management functions as well as certain sales functions. The following table details the changes in these liabilities during the year ended December 31, 2008 (in thousands):

	North America	EMEA	APAC	Consolidated
Severance costs	$4,633	$3,923	$39	$8,595
Foreign currency translation adjustments	—	(214)	—	(214)
Cash payments	(3,858)	(1,770)	(39)	(5,667)

Balance at December 31, 2008	$775	$1,939	$—	$2,714

All remaining outstanding obligations are expected to be paid during 2009 and are therefore included in accrued expenses and other current liabilities.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Severance Costs Expensed in 2007
During the year ended December 31, 2007, North America, EMEA and APAC recorded severance expense of $2,960,000, $177,000 and $64,000, respectively, primarily associated with the retirement of our chief financial officer. Of the severance amounts expensed in 2007, EMEA paid $177,000 during 2007. All other amounts were paid during 2008.
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
The employee termination benefits relate to severance payments for Software Spectrum teammates in North America and EMEA who were terminated in connection with integration plans. The facilities based costs relate to future lease payments or lease termination costs associated with vacating Software Spectrum facilities in EMEA.
The following table details the changes in these liabilities during the year ended December 31, 2008 (in thousands):

	North America	EMEA	Consolidated
Balance at December 31, 2007	$543	$4,395	$4,938
Foreign currency translation adjustments	—	(455)	(455)
Adjustments	—	(785)	(785)
Cash payments	(202)	(349)	(551)

Balance at December 31, 2008	$341	$2,806	$3,147

In the accompanying consolidated balance sheet at December 31, 2008, $1,863,000 is expected to be paid in 2009 and is therefore included in accrued expenses and other current liabilities, and $1,284,000 is expected to be paid after 2009 and is therefore included in other liabilities (long-term). In 2008 an adjustment of $785,000 was recorded as a reduction of the severance accrual in EMEA due to a change in estimate of the costs of the integration plan.
Restructuring Costs Expensed in 2005
During the year ended December 31, 2005, Insight UK moved into a new facility and recorded facilities-based restructuring costs of $7,458,000.
The following table details the changes in this liability during the year ended December 31, 2008 (in thousands):

EMEA
Balance at December 31, 2007	$2,425
Adjustments	(353)
Cash payments	(1,022)

Balance at December 31, 2008	$1,050

In 2007, an adjustment of $606,000 was recorded as a reduction in remaining lease obligations following a successful renegotiation of a portion of the lease. The remaining accrual of $1,050,000 is expected to be paid in 2009 and is therefore included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet at December 31, 2008.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(11) Income Taxes
The following table presents the U.S. and foreign components of (loss) earnings from continuing operations before income taxes and the related income tax (benefit) expense (in thousands):
(Loss) earnings from continuing operations before income taxes:

	Years Ended December 31,
	2008	2007	2006
		As	As
		Restated	Restated
		(1)	(1)
U.S.	$(282,554)	$56,728	$59,364
Foreign	(43,520)	48,563	27,975

	$(326,074)	$105,291	$87,339

Income tax (benefit) expense from continuing operations:

	Years Ended December 31,
	2008	2007	2006
		As	As
		Restated	Restated
		(1)	(1)
Current:
U.S. Federal	$5,379	$22,956	$22,701
U.S. State and local	360	2,170	975
Foreign	14,674	17,091	7,809

	20,413	42,217	31,485

Deferred:
U.S. Federal	(97,126)	(774)	(3,058)
U.S. State and local	(10,254)	341	392
Foreign	620	(1,098)	2,063

	(106,760)	(1,531)	(603)

	$(86,347)	$40,686	$30,882

(1)	See Note 2 “Restatement of Consolidated Financial Statements.”
Income tax expense relating to discontinued operations is as follows:

	Years Ended December 31,
	2008	2007	2006
		As
		Restated
		(1)
U.S.	$—	$1,719	$8,451

	$—	$1,719	$8,451

(1)	See Note 2 “Restatement of Consolidated Financial Statements.”

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following schedule reconciles the differences between the U.S. federal income taxes at the U.S. statutory rate to our income tax (benefit) expense (dollars in thousands):

	Years Ended December 31,
	2008	2007	2006
		As	As
		Restated	Restated
		(1)	(1)
Expected (benefit) expense at U.S. Statutory rate of 35%	$(114,126)	$36,852	$30,569
Change resulting from:
State income tax (benefit) expense, net of federal income tax benefit	(9,227)	2,323	2,228
Audits and adjustments, net 2,641 347 (2,519)
Change in valuation allowance	8,707	313	(134)

Foreign income taxed at different rates	460	(170)	(834)
Non-deductible goodwill impairment charges	25,785	—	—
Other, net	(587)	1,021	1,572

Income tax (benefit) expense	$(86,347)	$40,686	$30,882

Effective tax rate	26.5%	38.6%	35.4%

(1)	See Note 2 “Restatement of Consolidated Financial Statements.”
For foreign entities not treated as branches for U.S. tax purposes, we do not provide for U.S. income taxes on the undistributed earnings of these subsidiaries as these earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. The undistributed earnings of foreign subsidiaries that are deemed to be indefinitely invested outside of the U.S. were $23,530,000 at December 31, 2008. It is not practicable to determine the unrecognized deferred tax liability on those earnings.
The significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2008	2007
		As
		Restated
		(1)
Deferred tax assets:
Trade credits	$18,920	$19,802
Net operating loss carryforwards	14,096	18,179
Miscellaneous accruals	12,886	10,506
Stock compensation	8,107	10,013
Allowance for doubtful accounts and returns	6,918	5,609
Foreign tax credit carryforwards	9,043	5,081
Other, net	903	3,864
Accrued vacation and other payroll liabilities	3,458	3,297
Write-downs of inventories	1,711	2,154
Depreciation allowance carryforwards	1,440	1,760
Amortization of goodwill and other intangibles	92,116	—

Gross deferred tax assets	169,598	80,265
Valuation allowance	(21,888)	(19,975)

Total deferred tax assets	147,710	60,290

Deferred tax liabilities:
Amortization of Goodwill and other intangibles	—	(23,970)
Depreciation and amortization	(19,653)	(17,375)
Prepaid expenses	(516)	(515)

Total deferred tax liabilities	(20,169)	(41,860)

Net deferred tax assets	$127,541	$18,430

(1)	See Note 2 “Restatement of Consolidated Financial Statements.”

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The net current and non-current portions of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2008	2007
		As
		Restated
		(1)

Net current deferred tax asset	$40,075	$42,252
Net non-current deferred tax asset (liability)	87,466	(23,822)

Net deferred tax asset (liability)	$127,541	$18,430

(1)	See Note 2 “Restatement of Consolidated Financial Statements.”
As of December 31, 2008, we have U.S. state net operating loss carryforwards (“NOLs”) of $720,000 that will expire between 2009 and 2028. We also have NOLs from various non-U.S. jurisdictions of $52,012,000. While the majority of the non-U.S. NOLs have no expiration date, $468,000 will fully expire in 2018.
On the basis of currently available information, we have provided valuation allowances for certain of our deferred tax assets where we believe it is more likely than not that the related tax benefits will not be realized. At December 31, 2008, our valuation allowances totaled $21,888,000, representing all of our U.S. state NOLs, a portion of our non-U.S. NOLs, foreign depreciation allowances, foreign tax credits, and a U.S. deferred tax asset related to Software Spectrum foreign branches. In the future, if we determine that additional realization of these deferred tax assets is more likely than not, the reversal of the related valuation allowance will reduce income tax expense. Upon the January 1, 2009 adoption of SFAS 141R, changes that occur after acquisition date in deferred tax asset valuation allowances and income tax uncertainties resulting from a business combination, including those associated with acquisitions that closed prior to the effective date of SFAS 141R, will generally affect income tax expense. At December 31, 2007, our valuation allowances totaled $19,975,000, representing all of our U.S. state NOLs, a portion of our non-U.S. NOLs, foreign depreciation allowances, and a U.S. deferred tax asset related to Software Spectrum foreign branches.
We believe it is more likely than not that forecasted income, including income that may be generated as a result of prudent and feasible tax planning strategies, together with the tax effects of deferred tax liabilities, will be sufficient to fully recover our remaining deferred tax assets. In the future, if we determine that realization of the remaining deferred tax asset is not more likely than not, we will need to increase our valuation allowance and record additional income tax expense. As a result of income generated through December 31, 2008 and near-term income forecasts, during 2008 we determined that we had sufficient positive evidence to recognize our deferred tax asset related to our United Kingdom, France, Austria, and Hong Kong net operating loss (“foreign NOL”) carryforwards. Therefore, the valuation allowance against these foreign NOL deferred tax assets was released. Since the foreign NOLs were related to activity at Software Spectrum prior to the acquisition, the reversal was recorded as a reduction of goodwill (see Note 5) and had no effect on income tax (benefit) expense during the year ended December 31, 2008.
The following table summarizes the change in the valuation allowance (in thousands):

	December 31,
	2008	2007
Valuation allowance at beginning of year	$19,975	$19,830
Increases in income tax expense	7,000	251
Valuation allowances of Software Spectrum/MINX	(3,459)	(1,623)
Foreign currency translation adjustments	(1,628)	1,517

Valuation allowance at end of year	$21,888	$19,975

A tax shortfall of $2,737,000 related to the exercise of employee stock options and other employee stock programs was applied to stockholders’ equity during the year ended December 31, 2008. Tax benefits of $1,791,000 and $882,000 related to the exercise of employee stock options and other employee stock programs were applied to stockholders’ equity in the years ended December 31, 2007 and 2006, respectively.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
As of December 31, 2008 and 2007, we had approximately $4,300,000 and $13,500,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $400,000 and $2,600,000, respectively, relate to accrued interest. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2007	$10,900
Additions for tax positions in prior periods	200
Additions for tax positions in current period	2,100
Subtractions due to foreign currency translation	(300)
Subtractions due to audit settlements	(9,000)

Balance at December 31, 2008	$3,900

Our policy to classify interest and penalties relating to uncertain tax positions as a component of income tax (benefit) expense in our consolidated statements of operations did not change as a result of implementing the provisions of FIN 48.
As of December 31, 2008, if recognized, $3,700,000 of the liability associated with uncertain tax positions of $4,300,000 would affect our effective tax rate. The remaining $600,000 balance arose from business combinations that, if recognized, ultimately would be recorded as an adjustment to an indemnification receivable with no effect on our effective tax rate. We do not believe there will be any changes over the next twelve months that would have a material effect on our effective tax rate.
Several of our subsidiaries are currently under audit for the 2002 through 2007 tax years. It is reasonably possible that the examination phase of these audits may conclude in the next twelve months and that the related unrecognized tax benefits for uncertain tax positions will decrease. However, based on the status of the examinations, an estimate of the range of reasonably possible outcomes cannot be made at this time.
We, including our subsidiaries, file income tax returns in the U.S. federal jurisdiction, and many state and local and non-U.S. jurisdictions. In the U.S., federal income tax returns for 2004 through 2007 remain open to examination. For U.S. state and local as well as non-U.S. jurisdictions, the statute of limitations generally varies between three and ten years.
(12) Stock Based Compensation
On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”), which requires stock-based compensation to be measured based on the fair value of the award on the date of grant and the corresponding expense to be recognized over the period during which an employee is required to provide service in exchange for the award. In March 2005, the SEC issued SAB No. 107 “Share Based Payment” (“SAB 107”), relating to SFAS 123R. We have applied the provisions of SAB 107 in our adoption of SFAS 123R. Stock-based compensation expense is classified in the same line item of the consolidated statements of operations as other payroll-related expenses for the specific employee.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
We recorded the following pre-tax amounts for stock-based compensation, by operating segment, in our consolidated financial statements (in thousands):

	Years Ended December 31,
	2008	2007	2006
		As Restated	As Restated
		(1)	(1)
North America (2)	$5,794	$11,576	$13,439
EMEA(2)	1,985	2,704	1,594
APAC(2)	206	305	44

Total Continuing Operations	$7,985	$14,585	$15,077

Discontinued Operations	$—	$—	$978

(1)	See Note 2 “Restatement of Consolidated Financial Statements.”

(2)	Recorded in selling and administrative expenses.
Company Plans
On October 1, 2007 Insight’s Board of Directors approved the 2007 Omnibus Plan (the “2007 Plan”), and the 2007 Plan became effective when it was approved by Insight’s stockholders at the annual meeting on November 12, 2007. On August 12, 2008, the 2007 Plan was amended to clarify certain provisions relating to forfeiture restrictions and grants of discretionary awards to non-employee directors. The 2007 Plan is administered by the Compensation Committee of Insight’s Board of Directors, and except as provided below, the Compensation Committee has the exclusive authority to administer the 2007 Plan, including the power to determine eligibility, the types of awards to be granted, the price and the timing of awards. Under the 2007 Plan, the Compensation Committee may delegate some of its authority to our Chief Executive Officer to grant awards to individuals other than individuals who are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Teammates, officers and members of the Board of Directors are eligible for awards under the 2007 Plan, and consultants and independent contractors are also eligible if they provide bona fide services that are not related to capital raising or promoting or maintaining a market for the Company’s stock. The 2007 Plan allows for awards of options, stock appreciation rights (SARs), restricted stock, RSUs, performance awards as well as grants of cash awards. A total of 4,250,000 shares of stock are reserved for awards issued under the 2007 Plan. As of December 31, 2008, 3,002,635 shares of stock were available for grant under the 2007 Plan.
In 1997, we established the 1998 Long-Term Incentive Plan (the “1998 LTIP”) for our officers, teammates, directors, consultants and independent contractors. The 1998 LTIP, as amended, authorized grants of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted common stock and performance-based awards. In 1998 and 1999, we also established the 1998 Employee Restricted Stock Plan for our teammates, the 1998 Officer Restricted Stock Plan for our officers and the 1999 Broad Based Employee Stock Option Plan for our teammates. Upon stockholder approval of the 2007 Plan in November 2007, as discussed above, there will be no further grants under these plans.
Accounting for Stock Options
We had no grants of stock options during the year ended December 31, 2008, one grant in 2007 and no grants in 2006. In valuing the December 2007 award, we assumed a dividend yield of 0%, expected volatility of 36%, a risk-free interest rate of 3.4% and an expected life of 3.5 years. Consistent with SFAS 123R and SAB 107, we considered the historical volatility of our stock price in determining our expected volatility. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the stock options. The expected life of stock options represents the weighted-average period the stock options are expected to remain outstanding calculated using the simplified method as prescribed in SAB 107.
For the years ended December 31, 2008, 2007 and 2006, we recorded in continuing operations stock-based compensation expense related to stock options, net of forfeitures, of $524,000, $3,249,000 and $8,166,000, respectively. In 2006, we recorded $230,000 of stock-based compensation related to stock options in discontinued operations. As of December 31, 2008, total compensation cost related to nonvested stock options not yet recognized is $842,000, which is expected to be recognized over the next 1.26 years on a weighted-average basis.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Included in the amount for the year ended December 31, 2007 is $366,000 of cash payments made in May through August 2007 to teammates whose stock options expired during the period that registration statements for our stock plans were suspended as a result of the delay in the filing of our Annual Report on Form 10-K for the year ended December 31, 2006 and $136,000 of cash payments made to teammates pursuant to a formal tender offer (the “Tender Offer”) which allowed teammates to amend certain options that had been retroactively priced. A total of 63 teammates participated in the Tender Offer. Pursuant to the Tender Offer, the exercise price per share in effect for each tendered option was amended to the fair market value per share of our common stock on the measurement date determined for that option for financial accounting purposes. Each participant who had an option with an exercise price that was amended, in late 2007, also became entitled to receive, in early 2008, a cash payment with respect to that option to compensate them for the spread lost in the amendment. The amount of the cash payment for each eligible option was calculated by multiplying (i) the amount by which the new exercise price of the option was higher than the exercise price per share previously in effect for that option, by (ii) the number of shares of our common stock that the holder could acquire under that option.
During 2007, we also recognized non-cash stock-based compensation expense for a 90-day extension of the post termination exercise period for stock options related to the retirement of our former chief financial officer. The modification expense of $186,000 was recorded in severance and restructuring expenses.
The following table summarizes our stock option activity during the year ended December 31, 2008:

				Weighted
				Average
			Aggregate	Remaining
	Number	Weighted Average	Intrinsic Value	Contractual
	Outstanding	Exercise Price	(in-the-money options)	Life (in years)
Outstanding at the beginning of year	3,621,130	$19.33
Granted	—	—
Exercised	(345,565)	14.56	$1,077,542

Forfeited or expired	(738,892)	20.14

Outstanding at the end of year	2,536,673	19.47	$—	1.14

Exercisable at the end of year	2,402,590	19.57	$—	0.98

Vested and expected to vest	2,513,520	19.49	$—	1.11

Weighted average grant date fair value for options granted during 2007	$5.53

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $6.90 as of December 31, 2008, which would have been received by the option holders had all option holders exercised options and sold the underlying shares on that date. The aggregate intrinsic value for options exercisable during 2007 and 2006 was $1,921,292 and $4,187,616, respectively.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the status of outstanding stock options as of December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number of	Remaining	Exercise	Number of	Exercise
Exercise	Options	Contractual	Price Per	Options	Price Per
Prices	Outstanding	Life (in years)	Share	Exercisable	Share
$13.00 – 18.53	733,716	1.91	$17.66	599,633	$17.64
18.54 – 19.72	642,160	0.98	$19.22	642,160	$19.22
19.79 – 19.90	516,100	0.87	$19.90	516,100	$19.90
20.00 – 21.25	568,529	0.51	$20.85	568,529	$20.85
21.30 – 41.00	76,168	1.45	$25.78	76,168	$25.78

	2,536,673	1.14	$19.47	2,402,590	$19.57

Accounting for Restricted Stock
We have issued shares of restricted common stock and RSUs as incentives to certain officers and teammates. We recognize compensation expense associated with the issuance of such shares and RSUs over the vesting period for each respective share and RSU. Compensation expense related to service-based RSUs is recognized on a straight-line basis over the requisite service period for the entire award. Compensation expense related to performance-based RSUs is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards (i.e., a graded vesting basis). The total compensation expense associated with restricted stock represents the value based upon the number of shares or RSUs awarded multiplied by the closing price of our common stock on the date of grant. Recipients of restricted stock shares are entitled to receive any dividends declared on our common stock and have voting rights, regardless of whether such shares have vested. Recipients of RSUs do not have voting or dividend rights until the vesting conditions are satisfied and shares are released.
Starting in 2006, we have elected to primarily issue service-based and performance-based RSUs instead of stock options and restricted stock shares. The number of RSUs ultimately awarded under the performance-based RSUs will vary based on whether we achieve certain financial results. We will record compensation expense each period based on the market price of our common stock on the grant date and our estimate of the most probable number of RSUs that will be issued under the grants of performance-based RSUs. Additionally, the compensation expense is adjusted for our estimate of forfeitures.
For the years ended December 31, 2008, 2007 and 2006, we recorded in continuing operations stock-based compensation expense, net of estimated forfeitures, related to restricted stock shares and RSUs of $7,461,000, $10,834,000 and $6,911,000, respectively. In 2006, we recorded $748,000 of stock-based compensation related to RSUs in discontinued operations. As of December 31, 2008, total compensation cost related to nonvested restricted stock shares and RSUs not yet recognized is $11,308,000, which is expected to be recognized over the next 1.65 years on a weighted-average basis.
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
The plan provided for the award of RSUs that were to be issued based upon achievement of specific stock price hurdles within specific timeframes (the 20-day average closing price of Insight stock must be at or above a stock price hurdle and within the defined timeframes for any tranche to be awarded). For the year ended December 31, 2008, we recorded stock-based compensation expense related to these RSUs of $961,000, which is included in the stock-based compensation expense amount discussed above. As of December 31, 2008, total compensation cost not yet recognized related to these RSUs was $5,478,000 of the $11,308,000 total discussed above. Due to the current economic climate and the decrease in Insight’s stock price, on February 19, 2009, Messrs. Fennessy, Fenton and McGrath agreed to forfeit the awards, resulting in the termination of the awards. Accordingly, no shares were, or will be, issued under these awards. A non-cash charge of $5,478,000 will be recognized in the first quarter of 2009 as a result of the cancellation of these awards.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes our restricted stock activity, including restricted stock shares and RSUs, during the year ended December 31, 2008:

		Weighted Average
	Number	Grant Date Fair Value	Fair Value
Nonvested at the beginning of period	1,108,857	$20.29
Granted	1,029,865	$10.43
Vested, including shares withheld to cover taxes	(445,396)	$20.36	$7,733,859	(a)

Forfeited	(173,170)	$19.24

Nonvested at the end of period	1,520,156	$13.71	$10,489,076	(b)

Expected to vest	1,405,215	$	$9,695,984	(b)

(a)	The fair value of vested restricted stock shares and RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of restricted stock shares and RSUs had all such holders sold their underlying shares on that date. The aggregate intrinsic value for vested restricted stock shares and RSUs during 2007 was $5,319,942.

(b)	The aggregate fair value of the nonvested restricted stock shares and the RSUs expected to vest represents the total pre-tax fair value, based on our closing stock price of $6.90 as of December 31, 2008, which would have been received by holders of restricted stock shares and RSUs had all such holders sold their underlying shares on that date.
During the year ended December 31, 2008, the restricted stock shares and RSUs that vested for teammates in the United States were net-share settled such that we withheld shares with value equivalent to the teammates’ minimum statutory United States tax obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. The total shares withheld during the year ended December 31, 2008 of 120,492 was based on the value of the restricted stock shares or RSUs on their vesting dates as determined by our closing stock price on such dates. For the year ended December 31, 2008, total payments for the employees’ tax obligations to the taxing authorities were $2,120,000 and are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net-share settlements had the effect of repurchases of our common stock as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to us.
(13) Benefit Plans
We have adopted a defined contribution benefit plan (the “Defined Contribution Plan”) which complies with section 401(k) of the Internal Revenue Code. In 2008, we made discretionary matching contributions at the rate of 25% of the teammates’ pre-tax contributions up to a maximum of 6% of eligible compensation per pay period. Contribution expense under this plan, including amounts recorded in discontinued operations, was $2,014,000, $1,691,000 and $2,230,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
In November 2007, we established the Insight Nonqualified Deferred Compensation Plan (“Deferred Compensation Plan”) with an effective date of January 1, 2008. The Deferred Compensation Plan permits a select group of “management or highly compensated employees” as defined by the Employee Retirement Income Security Act of 1974, as amended, to voluntarily defer receipt of compensation and earn a rate of return on their deferred amounts based on their selection from a variety of independently managed funds. We do not provide a guaranteed rate of return on these deferred amounts nor do we make any contributions to the Deferred Compensation Plan. All recorded amounts were immaterial as of and for the year ended December 31, 2008.
(14) Share Repurchase Program
On December 5, 2005, our Board of Directors authorized the repurchase of up to $50,000,000 of our common stock. During the year ended December 31, 2007, we purchased 1,955,646 shares of our common stock on the open market at an average price of $25.57 per share, which represented the full amount authorized under the repurchase program. All shares repurchased were retired.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
On November 13, 2007, our Board of Directors authorized the repurchase of up to $50,000,000 of our common stock through September 30, 2008. During the year ended December 31, 2008, we purchased 3,493,500 shares of our common stock on the open market at an average price of $14.31 per share, which represented the full amount authorized under the repurchase program. All shares repurchased were retired.
(15) Stockholder Rights Agreement
On December 14, 2008, the stockholder rights plan expired in accordance with its terms.
(16) Commitments and Contingencies
Contractual
We have entered into a sponsorship agreement through 2013 with the Valley of the Sun Bowl Foundation, d/b/a Insight Bowl, which is the not-for-profit entity that conducts the Insight Bowl post-season intercollegiate football game. We have committed to pay an aggregate amount of approximately $7,050,000 through 2013 for sponsorship arrangements, ticket purchases and miscellaneous expenses.
We have committed to pay the Arizona Cardinals an aggregate amount of approximately $7,700,000 through February 2014 for advertising and marketing events at the University of Phoenix stadium.
In July 2007, we signed a statement of work with a third party that was engaged to assist us in a company-wide integration of our hardware, services and software distribution operations into our IT systems. During the quarter ended March 31, 2008, we renegotiated the contract to include a new scope of work, whereby we agreed to engage the third party on current and future IT related projects. As a result of this renegotiation, previously reported commitments as of December 31, 2007 totaling $14,400,000, to be paid in 2008 and 2009, were settled with a $3,100,000 payment made in April 2008. The remaining commitments at December 31, 2008 approximate $3,139,000 to be incurred over 18 to 24 months.
In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of December 31, 2008 and December 31, 2007, we had approximately $24,623,000 and $794,000, respectively, of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse the surety company.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Management believes that payments, if any, related to these indemnifications are not probable at December 31, 2008 and, if incurred, would not be material. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.
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
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies” (“SFAS 5”), we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and are adjusted to reflect the effects of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular claim. Although litigation is inherently unpredictable, we believe that we have adequate provisions for any probable and estimable losses. It is possible, nevertheless, that the results of our operations or cash flows could be materially and adversely affected in any particular period by the resolution of a legal proceeding. Legal expenses related to defense, negotiations, settlements, rulings and advice of outside legal counsel are expensed as incurred.
On March 10, 2008, TeleTech Holdings, Inc. (“Teletech”) sent us a demand for arbitration pursuant to the Stock Purchase Agreement (“SPA”) pursuant to which TeleTech acquired Direct Alliance Corporation (“DAC”), a former subsidiary of Insight, effective June 30, 2006. TeleTech claims that it is entitled to a $5,000,000 “clawback” under the SPA relating to the non-renewal of an agreement between DAC and one of its clients. We disputed TeleTech’s allegations and are defending this matter in arbitration. In recording the disposition of DAC on June 30, 2006, we deferred $5,000,000 as a contingent gain on sale related to this clawback.
On April 1, 2008, we completed the acquisition of Calence pursuant to an agreement and plan of merger (the “Merger Agreement”), a related support agreement (the “Support Agreement”) and other ancillary agreements. In April 2008, in connection with an investigation being conducted by the United States Department of Justice (the “DOJ”), Calence received a subpoena from the Office of the Inspector General of the Federal Communications Commission (the “FCC”) requesting documents related to the award, by the Universal Service Administration Company (“USAC”), of funds under the E-Rate program to a participating school district. The E-Rate program provides schools and libraries with discounts to obtain affordable telecommunications and internet access. No allegations were made against Calence, and we have responded to the subpoena. Pursuant to the Merger Agreement and the Support Agreement, the former owners of Calence have agreed to indemnify us for certain losses and damages that may arise out of or result from this matter, including our fees and expenses for responding to the subpoena.
Beginning in March 2009, three purported class action lawsuits were filed in the U.S. District Court for the District of Arizona against us and certain of our current and former directors and officers on behalf of purchasers of our securities during the period April 22, 2004 to February 6, 2009 (the period specified in the first complaint is January 30, 2007 to February 6, 2009). The complaints, which seek unspecified damages, assert claims under the federal securities laws relating to our February 9, 2009 announcement that we expected to restate our financial statements for the year ended December 31, 2007 and for the first three quarters of 2008 and that the restatement would include a material reduction of retained earnings. The complaints also allege that we issued false and misleading financial statements and issued misleading public statements about our results of operations. None of the defendants have responded to the complaints at this time.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
On March 19, 2009, we received a letter of informal inquiry from the Securities and Exchange Commission (the “SEC”) requesting certain documents and information relating to the Company’s historical accounting treatment of aged trade credits. We are cooperating with the SEC. We cannot predict the outcome of this investigation.
Management believes that the ultimate outcome of these legal proceedings will not have a material effect on our results of operations.
Contingencies Related to Third-Party Review
From time to time, we are subject to potential claims and assessments from third parties. We are also subject to various governmental, client and vendor audits. We continually assess whether or not such claims have merit and warrant accrual under the “probable and estimable” criteria of SFAS 5. Where appropriate, we accrue estimates of anticipated liabilities in the consolidated financial statements. Such estimates are subject to change and may affect our results of operations and our cash flows.
(17) Supplemental Financial Information
A summary of additions and deductions related to the allowances for doubtful accounts receivable for the years ended December 31, 2008, 2007 and 2006 follows (in thousands):

	Balance at
	Beginning of				Balance at
	Year	Additions		Deductions	End of Year
Allowance for doubtful accounts receivable:
Year ended December 31, 2008	$22,831	$3,452		$(6,127)	$20,156

Year ended December 31, 2007	$23,211	$2,646		$(3,026)	$22,831

Year ended December 31, 2006	$15,892	$10,238	*	$(2,919)	$23,211

*	Includes $7,206,000 resulting from the Software Spectrum acquisition.
(18) Segment and Geographic Information
We operate in three reportable geographic operating segments: North America; EMEA; and APAC. Currently, our offerings in North America and the United Kingdom include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC currently only include software and select software-related services. We have not disclosed net sales amounts by product or service type for the years ended December 31, 2008, 2007 and 2006, as it is impracticable for us to do so.
SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information” (“SFAS 131”), requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major clients. The method for determining what information to report under SFAS 131 is based upon the “management approach,” or the way that management organizes the operating segments within a company, for which separate financial information is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources. Our CODM is our Chief Executive Officer.
All intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments and on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the year ended December 31, 2008.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The tables below present information about our reportable operating segments as of and for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year Ended December 31, 2008
	North
	America	EMEA	APAC	Consolidated
Net sales	$3,362,544	$1,309,365	$153,580	$4,825,489
Costs of goods sold	2,913,358	1,118,692	129,856	4,161,906

Gross profit	449,186	190,673	23,724	663,583
Operating expenses:
Selling and administrative expenses	391,629	152,617	17,741	561,987
Goodwill impairment	323,422	59,852	13,973	397,247
Severance and restructuring expenses	4,633	3,923	39	8,595

(Loss) earnings from operations	$(270,498)	$(25,719)	$(8,029)	$(304,246)

Total assets	$1,281,768	$446,929	$49,422	$1,778,119	*

	Year Ended December 31, 2007 - As Restated (1)
	North
	America	EMEA	APAC	Consolidated
Net sales	$3,367,998	$1,329,682	$107,794	$4,805,474
Costs of goods sold	2,904,835	1,154,916	87,097	4,146,848

Gross profit	463,163	174,766	20,697	658,626
Operating expenses:
Selling and administrative expenses	383,390	143,611	15,321	542,322
Severance and restructuring expenses	2,960	(429)	64	2,595

Earnings from operations	$76,813	$31,584	$5,312	$113,709

Total assets	$2,387,773	$577,190	$52,013	$3,016,976	*

	Year Ended December 31, 2006 - As Restated (1)
	North
	America	EMEA	APAC	Consolidated
Net sales	$2,859,678	$710,294	$29,965	$3,599,937
Costs of goods sold	2,497,197	611,489	25,065	3,133,751

Gross profit	362,481	98,805	4,900	466,186
Operating expenses:
Selling and administrative expenses	289,788	83,111	3,823	376,722
Severance and restructuring expenses	508	221	—	729

Earnings from operations	$72,185	$15,473	$1,077	$88,735

Total assets	$2,107,207	$461,084	$37,809	$2,606,100	*

(2)	See Note 2 “Restatement of Consolidated Financial Statements.”

*	Consolidated total assets are shown net of intercompany eliminations and corporate assets of $170,479, $1,127,414, and $805,637 at December 31, 2008, 2007 and 2006, respectively.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following is a summary of our geographic continuing operations’ net sales and long-lived assets (in thousands):

	United
	States	Foreign	Total
2008
Net sales	$3,163,758	$1,661,731	$4,825,489
Total long-lived assets	$296,645	$60,587	$357,232

2007
Net sales	$3,160,992	$1,644,482	$4,805,474
Total long-lived assets	$384,555	$174,473	$559,028

2006
Net sales	$2,706,970	$892,967	$3,599,937
Total long-lived assets	$376,625	$175,582	$552,207
Foreign net sales and total long-lived assets summarized above for 2008, 2007 and 2006 include net sales and long-lived assets of $653,458,000 and $21,016,000; $718,286,000 and $38,738,000 and $526,673,000 and $39,681,000, respectively, attributed to the United Kingdom. Net sales by geographic area are presented by attributing net sales to external customers based on the domicile of the selling location.
We recorded the following pre-tax amounts, by operating segment, for depreciation and amortization, in the accompanying consolidated financial statements (in thousands):

	Years Ended December 31,
	2008	2007	2006

North America	$33,675	$26,992	$19,529
EMEA	6,882	6,954	3,861
APAC	682	717	252

Total Continuing Operations	$41,239	$34,663	$23,642

Discontinued Operations	$—	$—	$1,733

(19) Acquisitions
MINX Limited
On July 10, 2008, we acquired MINX, a United Kingdom-based networking services company with annual net sales of approximately $25,000,000, for an initial cash purchase price of approximately $1,500,000 and the assumption of approximately $3,900,000 of existing debt. Up to an additional $550,000 may be due if MINX achieves certain performance targets over a one-year period. Founded in 2002, MINX is a network integrator with Cisco Gold Partner accreditation in the United Kingdom. We believe this acquisition will significantly enhance our capabilities in the sale, implementation and management of network infrastructure services and solutions in our EMEA operating segment and will compliment our April 1, 2008 acquisition of Calence in our North America operating segment, accelerating Insight’s transformation to a broad-based global technology solutions advisor and provider.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the purchase price and the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Purchase price paid as:
Cash		$1,497
Assumed debt		3,895
Acquisition costs		141

Total purchase price		5,533
Fair value of net assets acquired:
Current assets	$4,957
Identifiable intangible assets — see description below	2,874
Property and equipment	196
Current liabilities	(11,602)
Other liabilities	—

Total fair value of net assets acquired		(3,575)

Excess purchase price over fair value of net assets acquired (“goodwill”)		$9,108

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
Identified intangible assets acquired in the acquisition of MINX totaled $2,874,000 and consist primarily of customer relationships which are being amortized using the straight-line method over their estimated economic life of 8.5 years. Amortization expense recognized for the period from the acquisition date through December 31, 2008 was $215,000. Amortization expense is estimated to be approximately $500,000 per year through 2010.
Goodwill of $9,108,000 represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from MINX. None of the goodwill is tax deductible. We have consolidated the results of operations for MINX since its acquisition on July 10, 2008. Our historical results would not have been materially affected by the acquisition of MINX and, accordingly, we have not presented pro forma information as if the acquisition had been completed at the beginning of each period presented in our statements of operations. As discussed in Note 5, we recorded non-cash goodwill impairment charges during 2008, which represented the entire goodwill balance recorded in our EMEA operating segment, including the entire amount of the goodwill recorded in connection with the MINX acquisition.
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

Under the purchase method of accounting, the purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired was recorded as goodwill. During the year ended December 31, 2008, we accrued an additional $9,830,000 of purchase price consideration and $532,000 of accrued interest thereon as a result of Calence achieving certain performance targets during the year. Such amounts were recorded as additional goodwill (see Note 5).
The estimated values of current assets and liabilities were based upon their historical costs on the date of acquisition due to their short-term nature. Property and equipment were also estimated based upon unamortized costs as they most closely approximated fair value. The estimated value of deferred revenue, of which $3,359,000 is included in current liabilities and $652,000 is included in other liabilities in the table above, was based upon the guidance in EITF Issue No. 01-03, “Accounting in a Business Combination for Deferred Revenue of an Acquiree,” and was calculated as the estimated cost to fulfill the contractual obligations acquired under various customer contracts plus a fair value profit margin.
Identified intangible assets acquired in the acquisition of Calence totaled $29,190,000 and consist of the following (in thousands):

Customer relationships	$21,800
Backlog — Managed services	4,500
Backlog — Consulting	2,600
Trade name	150
Non-compete agreements	140

29,190
Accumulated amortization	(4,759)

Intangible assets, net at December 31, 2008	$24,431

Amortization is provided using the straight-line method over the following estimated economic lives of the intangible assets from the date of acquisition:

Estimated Economic Life
Customer relationships	10.75 Years
Backlog — Managed services	4.75 Years
Backlog — Consulting	10 Months
Trade name	10 Months
Non-compete agreements	2 Years

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amortization expense recognized for the period from the acquisition date through December 31, 2008 was $4,759,000. Future amortization expense is estimated to be as follows (in thousands):

Years Ending December 31,
2009	$3,320
2010	2,993
2011	2,975
2012	2,975
2013	2,028
Thereafter	10,140

Total estimated amortization expense	$24,431

Goodwill of $93,709,000 represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from Calence. During the year ended December 31, 2008, we accrued an additional $9,830,000 of purchase price consideration and $532,000 of accrued interest thereon as a result of Calence achieving certain performance targets during the year. Such amounts were recorded as additional goodwill, and the entire amount is expected to be tax deductible. As discussed in Note 5, we recorded non-cash goodwill impairment charges during 2008, which represented the entire goodwill balance recorded in our North America operating segment, including the entire amount of the goodwill recorded in connection with the Calence acquisition.
We have consolidated the results of operations for Calence since its acquisition on April 1, 2008. The following table reports pro forma information as if the acquisition of Calence had been completed at the beginning of each period presented (in thousands, except per share amounts):

		2008	2007
Net sales	As reported	$4,825,489	$4,805,474
	Pro forma	$4,897,514	$5,047,199

Net (loss) earnings from continuing operations	As reported	$(239,727)	$64,605
	Pro forma	$(239,520)	$58,987

Net (loss) earnings	As reported	$(239,727)	$68,756
	Pro forma	$(239,520)	$63,138

Diluted net (loss) earnings per share	As reported	$(5.15)	$1.37
	Pro forma	$(5.14)	$1.26
(20) Discontinued Operations
PC Wholesale
On March 1, 2007, we completed the sale of PC Wholesale, a division of our North America operating segment that sells to other resellers. The sale of PC Wholesale is consistent with our strategic plan as we concluded that selling IT products to other resellers is not a core element of our strategy. The transaction generated proceeds of $28,631,000. In the fourth quarter of 2007, we resolved certain post-closing contingencies and recognized an additional gain on the sale of PC Wholesale of $350,000, $264,000 net of taxes. This resolution required a cash payment of $900,000 that was made in 2008.
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we have reported the results of operations of PC Wholesale as a discontinued operation in the consolidated statements of operations for all periods presented. We did not allocate interest, general corporate overhead expense or non-specific partner funding to the discontinued operation.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following amounts for the years ended December 31, 2007 and 2006, respectively, represent PC Wholesale’s results of operations and have been segregated from continuing operations and reflected as a discontinued operation (in thousands):

	Years Ended December 31,
	2007	2006
	As
	Restated
	(1)
Net sales	$30,142	$223,829
Costs of goods sold	29,092	215,423

Gross profit	1,050	8,406

Operating expenses:
Selling and administrative expenses	768	5,134

Earnings from discontinued operation	282	3,272
Gain on sale	5,587	—

Earnings from discontinued operation, including gain on sale, before income tax expense income taxes	5,869	3,272
Income tax expense	2,267	1,298

Net earnings from discontinued operation, including gain on sale	$3,602	$1,974

(1)	See Note 2 “Restatement of Consolidated Financial Statements.”
Direct Alliance
On June 30, 2006, we completed the sale of 100% of the outstanding stock of Direct Alliance for a purchase price of $46,500,000, subject to a working capital adjustment. In addition to payment of the purchase price, the buyer is obligated to make a one-time bonus payment to us if Direct Alliance achieves certain gross profit levels for the year ended December 31, 2006 (“Earn Out”). Additionally, the buyer is entitled to a claw back of the purchase price of up to $5,000,000 if certain Direct Alliance client contracts are not renewed on terms prescribed in the sale agreement. The Company is in the process of negotiating the final resolution of the Earn Out and the claw back, which may result in additional gain recorded on the sale. See discussion of the related legal proceeding with Teletech in Note 16. Additionally, on June 30, 2006, we paid $2,696,000 to the holders of 1,997,500 exercised Direct Alliance stock options. If additional gain is recorded on the sale as a result of final resolution of the Earn Out and clawback, additional amounts will also be paid to the holders of 1,997,500 exercised Direct Alliance stock options.
In accordance with SFAS 144, we have reported the results of operations of Direct Alliance as a discontinued operation in the consolidated statements of operations for all periods presented. We did not allocate interest or general corporate overhead expense to the discontinued operation.
On June 30, 2006, in connection with the sale of Direct Alliance, we entered into a lease agreement with Direct Alliance pursuant to which Direct Alliance will lease from us the facilities it used prior to the sale. Lease income related to these buildings was $1,594,000, $1,257,000 and $870,000 for the years ended December 31, 2008, 2007 and 2006, respectively, and is classified as net sales. Depreciation expense related to the buildings was $687,000, $731,000 and $368,000 for the years ended December 31, 2008, 2007 and 2006, respectively, and is classified as costs of goods sold.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following amounts for the year ended December 31, 2006, represent Direct Alliance’s results of operations and have been segregated from continuing operations and reflected as a discontinued operation (in thousands):

Net sales	$34,095
Costs of goods sold	27,138

Gross profit	6,957
Operating expenses:
Selling and administrative expenses	3,566
Severance and restructuring expenses	—

Earnings from discontinued operation	3,391
Gain on sale	14,872

Earnings from discontinued operation, including gain on sale, before income tax expense income taxes	18,263
Income tax expense	7,153

Net earnings from discontinued operation, including gain on sale	$11,110

A tax benefit of $548,000 was recorded in 2007 related to a reduction in state taxes in connection with sale of Direct Alliance.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(21) Selected Quarterly Financial Information (unaudited)
As required by Item 302 of Regulation S-K, the following tables set forth selected unaudited consolidated quarterly financial information for our two most recent years. The quarters ended March 31, 2007 through September 30, 2008 have been restated from previously reported information filed in the Company’s Form 10-Qs and Form 10-K, as a result of the restatement of its financial results discussed in Note 2 “Restatement of Consolidated Financial Statements” (in thousands, except per share data):

	Quarters Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2008	2008	2008	2008	2007	2007	2007	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
		As	As	As	As	As	As	As
		Restated	Restated	Restated	Restated	Restated	Restated	Restated
		(1)	(1)	(1)	(1)	(1)	(1)	(1)
Net sales	$1,160,350	$1,165,056	$1,396,585	$1,103,498	$1,288,671	$1,110,048	$1,286,440	$1,120,315
Costs of goods sold	1,003,421	1,010,966	1,195,643	951,876	1,115,284	960,910	1,102,528	968,126

Gross profit	156,929	154,090	200,942	151,622	173,387	149,138	183,912	152,189
Operating expenses:
Selling and administrative expenses	134,511	139,137	152,878	135,461	135,774	133,167	140,867	132,514
Goodwill Impairment	83,471	—	313,776	—	—	—	—	—
Severance and restructuring expenses	3,187	—	3,508	1,900	(246)	—	2,841	—

Earnings(loss) from operations.	(64,240)	14,953	(269,220)	14,261	37,859	15,971	40,204	19,675
Non-operating (income) expense:
Interest income	(646)	(440)	(700)	(601)	(592)	(432)	(396)	(658)
Interest expense	3,839	3,062	3,912	2,666	3,144	2,773	2,907	4,028
Net foreign currency exchange loss (gain)	6,204	3,307	1,055	(937)	(1,080)	849	(3,002)	(654)
Other expense, net	320	297	171	319	390	428	496	217

Earnings from continuing operations before income taxes	(73,957)	8,727	(273,658)	12,814	35,997	12,353	40,199	16,742
Income tax expense (benefit)	5,465	2,130	(98,583)	4,641	13,568	4,935	15,373	6,810

Net earnings from continuing operations	(79,422)	6,597	(175,075)	8,173	22,429	7,418	24,826	9,932
Net (loss) earnings from a discontinued operation	—	—	—	—	812	—	—	3,339

Net earnings (loss)	$(79,422)	$6,597	$(175,075)	$8,173	$23,241	$7,418	$24,826	$13,271

Net earnings per share — Basic:
Net earnings from continuing operations	$(1.71)	$0.14	$(3.76)	$0.17	$0.46	$0.15	$0.51	$0.20
Net (loss) earnings from a discontinued operation	—	—	—	—	0.02	—	—	0.07

Net earnings (loss) per share	$(1.71)	$0.14	$(3.76)	$0.17	$0.48	$0.15	$0.51	$0.27

Net earnings per share — Diluted:
Net earnings from continuing operations	$(1.71)	$0.14	$(3.76)	$0.17	$0.45	$0.15	$0.50	$0.20
Net (loss) earnings from a discontinued operation	—	—	—	—	0.02	—	—	0.07

Net earnings (loss) per share	$(1.71)	$0.14	$(3.76)	$0.17	$0.47	$0.15	$0.50	$0.27

(1)	See Note 2 “Restatement of Consolidated Financial Statements.”

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following tables present the effect of the financial statement restatement adjustments on the Company’s previously reported consolidated statements of operations for the three months ended September 30, June 30, and March 31, 2008, respectively, and December 31, September 30, June 30, and March 31, 2007, respectively, (in thousands, except per share data):

	Three Months Ended September 30, 2008			Three Months Ended June 30, 2008
	(unaudited)			(unaudited)
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net sales	$1,168,916	$(3,860)	$1,165,056	$1,397,722	$(1,137)	$1,396,585
Costs of goods sold	1,014,844	(3,878)	1,010,966	1,195,980	(337)	1,195,643

Gross profit	154,072	18	154,090	201,742	(800)	200,942
Operating expenses:
Selling and administrative expenses	139,198	(61)	139,137	151,909	969	152,878
Goodwill impairment	—	—	—	313,949	(173)	313,776
Severance and restructuring Expenses	—	—	—	3,508	—	3,508

Earnings (loss) from operations	14,874	79	14,953	(267,624)	(1,596)	(269,220)
Non-operating (income) expense:
Interest income	(440)	—	(440)	(700)	—	(700)
Interest expense	3,085	(23)	3,062	3,948	(36)	3,912
Net foreign currency exchange loss (gain)	3,307	—	3,307	1,055	—	1,055
Other expense, net	297	—	297	171	—	171

Earnings (loss) from continuing operations before income taxes	8,625	102	8,727	(272,098)	(1,560)	(273,658)
Income tax expense (benefit)	1,912	218	2,130	(97,821)	(762)	(98,583)

Net earnings (loss) from continuing operations	6,713	(116)	6,597	(174,277)	(798)	(175,075)
Net earnings from a discontinued operation	—	—	—	—	—	—

Net earnings (loss)	$6,713	$(116)	$6,597	$(174,277)	$(798)	$(175,075)

Net earnings (loss) per share — Basic:
Net earnings (loss) from continuing operations	$0.15	$(0.01)	$0.14	$(3.74)	$(0.02)	$(3.76)
Net earnings from a discontinued operation	—	—	—	—	—	—

Net earnings (loss) per share	$0.15	$(0.01)	$0.14	$(3.74)	$(0.02)	$(3.76)

Net earnings (loss) per share — Diluted:
Net earnings (loss) from continuing operations	$0.15	$(0.01)	$0.14	$(3.74)	$(0.02)	$(3.76)
Net earnings from a discontinued operation	—	—	—	—	—	—

Net earnings (loss) per share	$0.15	$(0.01)	$0.14	$(3.74)	$(0.02)	$(3.76)

Shares used in per share calculations:
Basic	45,569	—	45,569	46,594	—	46,594

Diluted	45,719	210	45,929	46,594	—	46,594

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended March 31, 2008			Three Months Ended December 31, 2007
	(unaudited)			(unaudited)
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net sales	$1,107,789	$(4,291)	$1,103,498	$1,283,302	$5,369	$1,288,671
Costs of goods sold	954,634	(2,758)	951,876	1,110,048	5,236	1,115,284

Gross profit	153,155	(1,533)	151,622	173,254	133	173,387
Operating expenses:
Selling and administrative expenses	132,954	2,507	135,461	133,490	2,284	135,774
Goodwill impairment	—	—	—	—	—	—
Severance and restructuring Expenses	1,900	—	1,900	(246)	—	(246)

Earnings (loss) from operations	18,301	(4,040)	14,261	40,010	(2,151)	37,859
Non-operating (income) expense:
Interest income	(601)	—	(601)	(592)	—	(592)
Interest expense	2,716	(50)	2,666	3,221	(77)	3,144
Net foreign currency exchange (gain) loss	(937)	—	(937)	(1,080)	—	(1,080)
Other expense, net	319	—	319	390	—	390

Earnings from continuing operations before income taxes	16,804	(3,990)	12,814	38,071	(2,074)	35,997
Income tax expense (benefit)	6,284	(1,643)	4,641	14,261	(693)	13,568

Net earnings (loss) from continuing operations	10,520	(2,347)	8,173	23,810	(1,381)	22,429
Net earnings from a discontinued operation	—	—	—	812	—	812

Net earnings (loss)	$10,520	$(2,347)	$8,173	$24,622	$(1,381)	$23,241

Net earnings (loss) per share — Basic:
Net earnings (loss) from continuing operations	$0.22	$(0.05)	$0.17	$0.49	$(0.03)	$0.46
Net earnings from a discontinued operation	—	—	—	0.02	—	0.02

Net earnings (loss) per share	$0.22	$(0.05)	$0.17	$0.51	$(0.03)	$0.48

Net earnings (loss) per share — Diluted:
Net earnings (loss) from continuing operations	$0.22	$(0.05)	$0.17	$0.48	$(0.03)	$0.45
Net earnings from a discontinued operation	—	—	—	0.02	—	0.02

Net earnings per share	$0.22	$(0.05)	$0.17	$0.50	$(0.03)	$0.47

Shares used in per share calculations:
Basic	48,540	—	48,540	48,582	—	48,582

Diluted	48,905	190	49,095	49,635	164	49,799

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended September 30, 2007			Three Months Ended June 30, 2007
	(unaudited)			(unaudited)
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net sales	$1,109,705	$343	$1,110,048	$1,283,449	$2,991	$1,286,440
Costs of goods sold	959,859	1,051	960,910	1,098,636	3,892	1,102,528

Gross profit	149,846	(708)	149,138	184,813	(901)	183,912
Operating expenses:
Selling and administrative expenses	130,820	2,347	133,167	138,323	2,544	140,867
Goodwill impairment	—	—	—	—	—	—
Severance and restructuring Expenses	—	—	—	2,841	—	2,841

Earnings (loss) from operations	19,026	(3,055)	15,971	43,649	(3,445)	40,204
Non-operating (income) expense:
Interest income	(432)	—	(432)	(396)	—	(396)
Interest expense	2,860	(87)	2,773	2,981	(74)	2,907
Net foreign currency exchange loss (gain)	849	—	849	(3,002)	—	(3,002)
Other expense, net	428	—	428	496	—	496

Earnings (loss) from continuing operations before income taxes	15,321	(2,968)	12,353	43,570	(3,371)	40,199
Income tax expense (benefit)	6,225	(1,290)	4,935	16,761	(1,388)	15,373

Net earnings (loss) from continuing operations	9,096	(1,678)	7,418	26,809	(1,983)	24,826
Net earnings from a discontinued operation	—	—	—	—	—	—

Net earnings (loss)	$9,096	$(1,678)	$7,418	$26,809	$(1,983)	$24,826

Net earnings (loss) per share — Basic:
Net earnings (loss) from continuing operations	$0.18	$(0.03)	$0.15	$0.55	$(0.04)	$0.51
Net earnings from a discontinued operation	—	—	—	—	—	—

Net earnings (loss) per share	$0.18	$(0.03)	$0.15	$0.55	$(0.04)	$0.51

Net earnings (loss) per share — Diluted:
Net earnings (loss) from continuing operations	$0.18	$(0.03)	$0.15	$0.54	$(0.04)	$0.50
Net earnings from a discontinued operation	—	—	—	—	—	—

Net earnings per share	$0.18	$(0.03)	$0.15	$0.54	$(0.04)	$0.50

Shares used in per share calculations:
Basic	49,530	—	49,530	49,099	—	49,099

Diluted	50,711	323	51,034	49,402	631	50,033

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended March 31, 2007
	(unaudited)
	As Reported	Adjustments	As Restated
Net sales	$1,123,975	$(3,660)	$1,120,315
Costs of goods sold	970,800	(2,674)	968,126

Gross profit	153,175	(986)	152,189
Operating expenses:
Selling and administrative expenses	129,758	2,756	132,514
Goodwill impairment	—	—	—
Severance and restructuring expenses	—	—	—

Earnings (loss) from operations	23,417	(3,742)	19,675
Non-operating (income) expense:
Interest income	(658)	—	(658)
Interest expense	4,305	(277)	4,028
Net foreign currency exchange (gain) loss	(654)	—	(654)
Other expense, net	217	—	217

Earnings from continuing operations before income taxes	20,207	(3,465)	16,742
Income tax expense (benefit)	7,911	(1,101)	6,810

Net earnings (loss) from continuing operations	12,296	(2,364)	9,932
Net earnings from a discontinued operation	4,972	(1,633)	3,339

Net earnings (loss)	$17,268	$(3,997)	$13,271

Net earnings (loss) per share — Basic:
Net earnings (loss) from continuing operations	$0.25	$(0.05)	$0.20
Net earnings from a discontinued operation	0.10	(0.03)	0.07

Net earnings (loss) per share	$0.35	$(0.08)	$0.27

Net earnings (loss) per share — Diluted:
Net earnings (loss) from continuing operations	$0.25	$(0.05)	$0.20
Net earnings from a discontinued operation	0.10	(0.03)	0.07

Net earnings per share	$0.35	$(0.08)	$0.27

Shares used in per share calculations:
Basic	49,010	—	49,010

Diluted	49,291	323	49,614

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents balance sheet information as of September 30, June 30, and March 31, 2008, respectively, and December 31, September 30, June 30, and March 31, 2007, respectively, as restated from previously reported information filed in the Company’s Form 10-Qs, as a result of the restatement of our financial results discussed in Note 2 “Restatement of Consolidated Financial Statements” (in thousands):

	September 30, 2008			June 30, 2008
	(unaudited)			(unaudited)
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$72,451	$—	$72,451	$109,563	$—	$109,563
Accounts receivable, net	892,910	(21,002)	871,908	1,222,860	(17,139)	1,205,721
Inventories	89,374	19,461	108,835	98,924	15,720	114,644
Inventories not available for sale	18,411	—	18,411	31,379	—	31,379
Deferred income taxes	23,344	19,965	43,309	21,905	20,107	42,012
Other current assets	28,166	—	28,166	33,499	—	33,499

Total current assets	1,124,656	18,424	1,143,080	1,518,130	18,688	1,536,818
Property and equipment	165,883	1,268	167,151	166,864	1,284	168,148
Buildings held for lease	—	—	—	—	—	—
Goodwill	86,760	(2,487)	84,273	91,640	(2,794)	88,846
Intangible assets	100,123	—	100,123	104,750	—	104,750
Deferred income taxes	109,825	2,921	112,746	111,319	3,762	115,081
Other assets	18,346	—	18,346	19,344	—	19,344

	$1,605,593	$20,126	$1,625,719	$2,012,047	$20,940	$2,032,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$517,185	$1,400	$518,585	$873,551	$1,177	$874,728
Accrued expenses and other current liabilities	113,393	56,283	169,676	114,660	55,832	170,492
Current portion of long-term debt	168,374	—	168,374	—	—	—
Deferred revenue	25,652	—	25,652	54,376	—	54,376
Line of credit	—	—	—	—	—	—

Total current liabilities	824,604	57,683	882,287	1,042,587	57,009	1,099,596
Long-term debt	162,653	—	162,653	339,000	—	339,000
Deferred income taxes	29,807	187	29,994	28,455	208	28,663
Other liabilities	24,988	—	24,988	24,259	—	24,259

	1,042,052	57,870	1,099,922	1,434,301	57,217	1,491,518

Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	456	—	456	456	—	456
Additional paid in capital	368,394	3,950	372,344	366,663	5,624	372,287
Retained earnings	161,501	(41,789)	119,712	154,788	(41,674)	113,114
Accumulated other comprehensive income- foreign currency translation adjustment	33,190	95	33,285	55,839	(227)	55,612

Total stockholders’ equity	563,541	(37,744)	525,797	577,746	(36,277)	541,469

	$1,605,593	$20,126	$1,625,719	$2,012,047	$20,940	$2,032,987

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	March 31, 2008			December 31, 2007
	(unaudited)			(unaudited)
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$105,696	$—	$105,696	$56,718	$—	$56,718
Accounts receivable, net	812,371	(15,901)	796,470	1,072,612	(11,433)	1,061,179
Inventories	88,869	14,574	103,443	98,863	10,694	109,557
Inventories not available for sale	27,251	—	27,251	21,450	—	21,450
Deferred income taxes	21,792	20,279	42,071	22,020	20,232	42,252
Other current assets	36,975	—	36,975	38,916	—	38,916

Total current assets	1,092,954	18,952	1,111,906	1,310,579	19,493	1,330,072
Property and equipment	158,541	1,286	159,827	158,467	1,273	159,740
Buildings held for lease	—	—	—	—	—	—
Goodwill	311,995	(2,806)	309,189	306,742	(2,169)	304,573
Intangible assets	79,329	—	79,329	80,922	—	80,922
Deferred income taxes	181	4,001	4,182	392	3,325	3,717
Other assets	13,189	—	13,189	10,076	—	10,076

	$1,656,189	$21,433	$1,677,622	$1,867,178	$21,922	$1,889,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$465,736	$489	$466,225	$685,578	$428	$686,006
Accrued expenses and other current liabilities	113,057	55,564	168,621	113,891	54,716	168,607
Current portion of long-term debt	—	—	—	15,000	—	15,000
Deferred revenue	40,004	—	40,004	42,885	—	42,885
Line of credit	—	—	—	—	—	—

Total current liabilities	618,797	56,053	674,850	857,354	55,144	912,498

Long-term debt	203,500	—	203,500	187,250	—	187,250
Deferred income taxes	31,272	224	31,496	27,305	234	27,539
Other liabilities	20,339	—	20,339	20,075	—	20,075

	873,908	56,277	930,185	1,091,984	55,378	1,147,362

Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	482	—	482	485	—	485
Additional paid in capital	384,386	6,247	390,633	386,139	5,241	391,380
Retained earnings	343,086	(40,876)	302,210	340,641	(38,528)	302,113
Accumulated other comprehensive income- foreign currency translation adjustment	54,327	(215)	54,112	47,929	(169)	47,760

Total stockholders’ equity	782,281	(34,844)	747,437	775,194	(33,456)	741,738

	$1,656,189	$21,433	$1,677,622	$1,867,178	$21,922	$1,889,100

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	September 30, 2007			June 30, 2007
	(unaudited)			(unaudited)
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$53,086	$—	$53,086	$46,144	$—	$46,144
Accounts receivable, net	814,444	(16,818)	797,626	1,029,215	(17,068)	1,012,147
Inventories	102,232	15,162	117,394	98,419	15,544	113,963
Inventories not available for sale	17,414	—	17,414	20,040	—	20,040
Deferred income taxes	19,550	19,868	39,418	13,812	18,930	32,742
Other current assets	20,508	—	20,508	20,923	—	20,923

Total current assets	1,027,234	18,212	1,045,446	1,228,553	17,406	1,245,959
Property and equipment	156,893	1,231	158,124	137,546	1,177	138,723
Buildings held for lease	—	—	—	16,139	—	16,139
Goodwill	305,006	(1,658)	303,348	300,133	(1,552)	298,581
Intangible assets	82,276	—	82,276	82,834	—	82,834
Deferred income taxes	396	3,061	3,457	2,908	3,354	6,262
Other assets	18,832	—	18,832	18,618	—	18,618

	$1,590,637	$20,846	$1,611,483	$1,786,731	$20,385	$1,807,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$477,322	$364	$477,686	$708,542	$375	$708,917
Accrued expenses and other current liabilities	93,385	52,961	146,346	116,797	50,638	167,435
Current portion of long-term debt	15,000	—	15,000	15,000	—	15,000
Deferred revenue	25,697	—	25,697	27,618	—	27,618
Line of credit	—	—	—	42,000	—	42,000

Total current liabilities	611,404	53,325	664,729	909,957	51,013	960,970

Long-term debt	152,000	—	152,000	84,500	—	84,500
Deferred income taxes	26,121	232	26,353	17,787	227	18,014
Other liabilities	28,911	—	28,911	25,574	—	25,574

	818,436	53,557	871,993	1,037,818	51,240	1,089,058

Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	495	—	495	491	—	491
Additional paid in capital	391,571	4,609	396,180	371,424	4,739	376,163
Retained earnings	335,219	(37,147)	298,072	341,741	(35,469)	306,272
Accumulated other comprehensive income- foreign currency translation adjustment	44,916	(173)	44,743	35,257	(125)	35,132

Total stockholders’ equity	772,201	(32,711)	739,490	748,913	(30,855)	718,058

	$1,590,637	$20,846	$1,611,483	$1,786,731	$20,385	$1,807,116

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	March 31, 2007
	(unaudited)
	As Reported	Adjustments	As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$32,160	$—	$32,160
Accounts receivable, net	798,779	(19,615)	779,164
Inventories	96,439	18,579	115,018
Inventories not available for sale	28,132	—	28,132
Deferred income taxes	15,908	18,039	33,947
Other current assets	30,261	—	30,261

Total current assets	1,001,679	17,003	1,018,682

Property and equipment	132,830	1,134	133,964
Buildings held for lease	16,326	—	16,326
Goodwill Intangible assets	297,906	(1,496)	296,410
Intangible assets	84,354	—	84,354
Deferred income taxes	2,789	3,155	5,944
Other assets	19,079	—	19,079

	$1,554,963	$19,796	$1,574,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$456,249	$267	$456,516
Accrued expenses and other current liabilities	108,503	48,511	157,014
Current Portion of long-term debt	15,000	—	15,000
Deferred revenue	27,688	—	27,688
Line of credit	8,000	—	8,000

Total current liabilities	615,440	48,778	664,218

Long-term debt	178,500	—	178,500
Deferred income taxes	20,448	225	20,673
Other liabilities	21,913	—	21,913

	836,301	49,003	885,304

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	491	—	491
Additional paid in capital	367,914	4,374	372,288
Retained earnings	314,932	(33,486)	281,446
Accumulated other comprehensive income- foreign currency translation adjustment	35,325	(95)	35,230

Total stockholders’ equity	718,662	(29,207)	689,455

	$1,554,963	$19,796	$1,574,759

INSIGHT ENTERPRISES, INC.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified a material weakness in our internal control over financial reporting related to the proper disposition, reconciliation, monitoring and consequent accounting of aged trade credits. Inadequate understanding of the Company’s unclaimed property obligations and unsupported assumptions regarding trade credits resulted in the following control deficiencies which, when considered in the aggregate, resulted in a material weakness in our internal control over financial reporting:
•	Inadequate policies and procedures to timely determine the proper disposition of all overpayments and duplicate payments received from clients;
•	Inadequate policies and procedures to timely reconcile and determine the proper disposition of all credit memos issued to clients in exchange for returned products, billing errors and other customer service reasons;
•	Inadequate policies and procedures to timely determine the proper disposition of all goods received/accepted by the Company for which no invoice has been received;
•	Inadequate policies and procedures to timely reconcile and determine the proper disposition of all open purchase orders; and
•	Ineffective monitoring of the effectiveness of our policies and procedures relating to aged trade credits.
The material weakness resulted in errors in the accounting for certain aged trade credits and in the restatement of our historical consolidated financial statements. As a result of the material weakness described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008.
The Company acquired Calence, LLC during 2008, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, Calence, LLC’s internal control over financial reporting associated with total assets of $120 million and total net sales of $258 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2008.
KPMG LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements in Part II, Item 8 of this report, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2008.
(b) Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Subsequent to December 31, 2008, we have begun taking steps to remediate the material weakness described in (a) above. We have implemented or are in the process of implementing internal control improvements in several areas. Some of these improvements will require systems enhancements that will take some time to implement. In the interim, the Company intends to use improved manual controls to ensure that the aged trade credits are accounted for appropriately in compliance with all legal and accounting requirements. The improvements are in the following areas:
•	Immediately discontinuing the practice of taking certain aged trade credits into the income statement as a reduction to costs of goods sold unless we are legally released from our obligation or it is determined to be an error such that no credit or other obligation in fact exists;

INSIGHT ENTERPRISES, INC.
•	Implementing and documenting policies and procedures to research and properly dispose of customer credits and outstanding purchase orders, including an escalation procedure if a credit remains unresolved for an extended period;
•	Identifying and implementing system enhancements to strengthen control procedures, reduce the volume of manual processes and increase the automated tools available to accounting personnel including, (i) automating the issuance of credit memos to clients, (ii) automating the matching of credit memos against related/applicable debits, (iii) increasing communication and workflow between the operations group and the collections department related to returned goods and (iv) streamlining and conforming policies and procedures across all business units;
•	Developing a training program to ensure appropriate personnel understand the systems enhancements and the new policies, procedures and controls related to aged trade credits;
•	Implementing a robust and comprehensive unclaimed property reporting methodology to timely and accurately comply with all applicable state laws; and
•	Enhancing our monitoring controls to more promptly identify and adequately respond to changes in the Company’s operations and business processes resulting from systems improvements and/or upgrades, acquisitions or business mix.
We believe that the foregoing actions will significantly improve our internal control over financial reporting, as well as our disclosure controls and procedures. However, certain of the actions that we expect to complete will require additional time to be implemented fully or to take full effect. Accordingly, the remediation of the identified material weakness was not complete as of the date of this report. There can be no assurance that the material weakness described above will be remediated by December 31, 2009, the date as of which we will next report on management’s evaluation of the effectiveness of our internal control over financial reporting. Prior to the remediation of our material weakness, there is a risk that material misstatements in our interim or annual financial statements may occur. If the remedial measures described above are insufficient to address our material weakness, or any additional deficiency that may arise in the future, material misstatements in our interim or annual financial statements may occur in the future.
Further, any system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are or will be met, and no evaluation of controls can provide absolute assurance that all control issues within a company have been detected or will be detected under all potential future conditions.
(c) Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be disclosed in our reports to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.
Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and determined that, as a result of the material weakness in internal control over financial reporting described above, as of December 31, 2008 our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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

INSIGHT ENTERPRISES, INC.
Item 9B. Other Information
Item 5.02. Departure of Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
As previously reported by the Company on Form 8-K, filed on March 3, 2009, our Chief Accounting Officer resigned effective March 31, 2009. Glynis A. Bryan, the Company’s current Chief Financial Officer, has assumed the duties of principal accounting officer.
Information about Ms. Bryan’s business experience, compensation and employment agreement is set forth elsewhere in this Annual Report on Form 10-K and is incorporated by reference herein.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information Concerning Directors and Executive Officers
Our Board currently consists of nine persons, divided into three classes serving staggered terms of three years. The terms of three Class III directors will expire at the 2009 annual meeting to be held on June 23, 2009. The terms of the Class I and Class II directors will expire at the 2010 and 2011 annual meetings, respectively. The names of our directors and executive officers, and information about them, are set forth below.

Timothy A. Crown (Age 45) • Chair of the Board • Class III Director • Chair of the Executive Committee	Mr. Crown has been a director since 1994 and assumed the position of Chair of the Board in November 2004. Mr. Crown has been a non-employee director since 2004. Mr. Crown, a co-founder of the Company, stepped down from the position of President and Chief Executive Officer in November 2004, positions he had held since January 2000 and October 2003, respectively.

Bennett Dorrance (Age 63) • Class I Director • Member of the Compensation and Nominating and Governance Committees	Mr. Dorrance has been a director since 2004. Mr. Dorrance has been a Managing Director of DMB Associates, a real estate service company based in Scottsdale, Arizona, since 1984. Mr. Dorrance has served on the Board of Directors of Campbell Soup Company since 1989.

Richard A. Fennessy (Age 44) • President and Chief Executive Officer • Class II Director • Member of the Executive Committee	Mr. Fennessy was elected President and Chief Executive Officer effective November 2004 and was appointed director in September 2005. From 1987 to 2004, Mr. Fennessy worked for International Business Machines Corporation (“IBM”), where he held numerous domestic and international executive positions. His most recent positions included: General Manager, Worldwide, ibm.com; Vice President, Worldwide Marketing — Personal Computer Division; and General Manager, Worldwide PC Direct organization.

Michael M. Fisher (Age 63) • Class I Director • Chair of the Audit Committee • Member of the Executive Committee	Mr. Fisher has been a director since 2001 and is the Audit Committee’s designated financial expert. Mr. Fisher served as President of Power Quality Engineering, Inc., a manufacturer of specialty filters, from 1995 to 2007. Since 2007, Mr. Fisher has also served as a Director of Open Tech Alliance, Inc., a private company engaged in the development of kiosks for the self-storage industry.

INSIGHT ENTERPRISES, INC.

Larry A. Gunning (Age 65) • Class II Director • Member of the Nominating and Governance Committee	Mr. Gunning has been a director since 1995. Mr. Gunning has been Manager and Director of 3D Petroleum LLC, a petroleum company, since 2001. From 1988 to 2001, Mr. Gunning was President and a Director of Pasco Petroleum Corp., a petroleum marketing company that merged with 3D Petroleum LLC in 2001. Mr. Gunning is also a member and Director of Cobblestone AutoSpa, which owns and operates several full-service carwashes.

Anthony A. Ibargüen (Age 50) • Class III Director • Member of the Audit and Compensation Committees	Mr. Ibargüen was appointed a director in July 2008. He is Chairman of the Board of Alliance Global Services and Alliance Life Sciences Consulting, privately-held IT consulting firms which were previously part of Alliance Consulting Group, where Mr. Ibargüen was President and CEO from 2004 to 2008. From 2000 to 2004, he was a Managing Director at Internet Capital Group and then (from 2002) Safeguard Scientifics, both publicly-held investment holding companies. From 1996 to 2000, Mr. Ibargüen was President, Chief Operating Officer and a director of Tech Data Corporation, a Fortune 500 global technology distribution company.

Robertson C. Jones (Age 64) • Class II Director • Chair of the Nominating and Governance Committee • Member of the Audit Committee	Mr. Jones has been a director since 1995. From 1992 through 2001, Mr. Jones was Senior Vice President and General Counsel of Del Webb Corporation, a developer of master-planned residential communities.

Kathleen S. Pushor (Age 51) • Class III Director • Member of the Audit and Compensation Committees	Ms. Pushor has been a director since September 2005. Since January 2006, Ms. Pushor has served as President and Chief Executive Officer of the Greater Phoenix Chamber of Commerce. She has resigned that position effective June 2009. From 2003 to 2005, Ms. Pushor served as Chief Executive Officer of the Arizona Lottery. From 1999 to 2002, Ms. Pushor operated an independent consulting practice in the technology distribution sector, and from 1998 to 2005 Ms. Pushor was a member of the Board of Directors of Zones, Inc., a direct marketer of IT products.

David J. Robino (Age 49) • Class I Director • Chair of the Compensation Committee • Member of the Nominating and Governance Committee	Mr. Robino has been a director since May 2007. Mr. Robino served as a Non-Executive Director of Memec Group Holdings Limited, a global distributor of specialty semiconductors, from 2001 until the sale of that business to Avnet, Inc. in 2005. Mr. Robino served Gateway, Inc. first as Executive Vice President and Chief Administrative Officer and later as Vice Chairman from 1998 to 2001.

Steven R. Andrews (Age 56) • General Counsel, Chief Administrative Officer and Secretary	Mr. Andrews joined Insight in September 2007 as our General Counsel and was appointed Secretary in November 2007. In February 2009, in conjunction with a corporate reorganization, Mr. Andrews was also appointed our Chief Administrative Officer. Prior to joining Insight, Mr. Andrews was Senior Vice President, Law and Human Resources of ShopKo Stores, Inc. from 2002 to 2006. Prior to joining ShopKo, Mr. Andrews served as Senior Vice President, General Counsel and Secretary of PepsiAmericas, Inc. from 1999 through 2001.

INSIGHT ENTERPRISES, INC.

Glynis A. Bryan (Age 50) • Chief Financial Officer	Ms. Bryan joined Insight in December 2007 as our Chief Financial Officer. Prior to joining Insight, Ms. Bryan served as Executive Vice President and Chief Financial Officer at Swift Transportation Co., Inc. from April 2005 to May 2007. Prior to joining Swift, Ms. Bryan served as Chief Financial Officer at APL Logistics in Oakland, Calif. and in various finance roles at Ryder System, Inc., including Chief Financial Officer of Ryder’s largest business unit, Ryder Transportation Services. Ms. Bryan is a member of the Board of Directors and the Governance and Compensation Committees of Pentair, Inc., a diversified industrial manufacturing company.

Stuart A. Fenton (Age 40) • President — EMEA/APAC	Mr. Fenton joined Insight in October of 2002 as Managing Director of Insight Direct UK Ltd. and was promoted to President of our EMEA operating segment in November 2006. In February 2009, in conjunction with a corporate reorganization, Mr. Fenton also assumed oversight responsibility for our Asia-Pacific operating segment. From 1995 to 2002, Mr. Fenton held various positions at Micro Warehouse Inc., serving most recently as the General Manager of Micro Warehouse Canada.

Helen K. Johnson (Age 40) • Senior Vice President — Treasurer and Investor Relations	Ms. Johnson joined Insight in October 2007 as Senior Vice President, Treasurer and Investor Relations. Prior to joining Insight, Ms. Johnson served from 2000 to 2007 at eFunds Corporation, a publicly held technology solutions provider to the financial institutions market, most recently as Senior Vice President, Treasurer and Investor Relations.

Stephen A. Speidel (Age 44) • Chief Operating Officer and Chief Information Officer	Mr. Speidel has served as Chief Information Officer since November 2007. In February 2009, in conjunction with a corporate reorganization, Mr. Speidel was also appointed our Chief Operating Officer. From June 2004 to November 2007, Mr. Speidel served as Senior Vice President, Operations of our North America segment. Mr. Speidel has been employed in management positions with Insight or one of its acquired entities since November 1996. Prior to joining Insight, Mr. Speidel spent 12 years at IBM working in IBM’s Services business.
Section 16(a) Beneficial Ownership Reporting Compliance
Under the securities laws of the United States, our directors, executive officers, and any persons holding more than 10% of our common stock are required to report their initial ownership of our common stock and any subsequent changes in that ownership to the SEC. Specific due dates for these reports have been established, and we are required to disclose any known failure to file by these dates. A total of twenty-three of seventy-four filings made during 2008 were considered late, primarily as a result of turnover in Company personnel responsible for assisting our officers and directors with their filings during the first half of 2008, as follows: (i) six late filings were made on February 19, 2008 (Ms. Eckstein, Mr. Fennessy, Mr. Fenton, Mr. Glandon, Karen McGinnis and Mr. McGrath) with respect to withholding of shares to satisfy tax obligations; (ii) four late filings were made on February 22, 2008 (Dave Rice) with respect to sales of shares; (iii) ten late filings were made on February 25, 2008 (Mr. Andrews, Ms. Bryan, Ms. Eckstein, Mr. Fennessy, Mr. Fenton, Mr. Glandon, Helen Johnson, Ms. McGinnis, Mr. McGrath and Steve Speidel) with respect to RSU grants on February 20, 2008; (iv) two late filings were made on February 4, 2008 and February 20, 2008 (both, Mr. Speidel) with respect to an initial report on Form 3 and to withholding of shares to satisfy tax obligations; and (v) one late filing was made on May 6, 2008 (Mr. Fennessy) with respect to withholding of shares to satisfy tax obligations in January 2008.

INSIGHT ENTERPRISES, INC.
Code of Ethics
We have adopted a Code of Ethics that applies to directors and all employees, including our Chief Executive Officer and our senior financial executives. The Code of Ethics may be viewed online on our website at www.insight.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendments to, or waivers from, a provision of our Code of Ethics by posting such information on our website at the location specified above, unless otherwise required by Nasdaq Rules to disclose any such waiver on Form 8-K.
Policy on Stockholder Recommendations of Director Nominees
The Nominating and Governance Committee will consider and evaluate nominees recommended by stockholders. Stockholders may propose director candidates for consideration by sending the name of any recommended candidate, together with pertinent biographical information, a document indicating the candidate’s willingness to serve if elected, and evidence of the nominating stockholder’s ownership of our common stock to our Corporate Secretary at 6820 South Harl Avenue, Tempe, Arizona 85283 See further information on this process in our Proxy Statement for our annual meeting to be held on June 23, 2009.
Audit Committee
The Audit Committee consists of Mr. Fisher, Chair, Mr. Ibargüen, Mr. Jones and Ms. Pushor. The Audit Committee met 13 times in 2008. Mr. Ibargüen joined the Audit Committee upon his appointment to the Board on July 1, 2008. The Audit Committee assists the Board in fulfilling its responsibilities for generally overseeing our financial reporting processes and the audit of Insight’s consolidated financial statements, including the integrity of the consolidated financial statements and the system of internal control over financial reporting established by management, our compliance with legal and regulatory requirements, the qualifications and independence of our independent registered public accounting firm, the performance of our internal audit function and our independent registered public accounting firm, our financial risk assessment and financial risk management, and our finance and investment functions. The Vice President of Internal Audit reports directly to the Chair of the Audit Committee. In addition, the Audit Committee reviews and discusses with the Chief Executive Officer and the Chief Financial Officer the procedures undertaken in connection with their certifications included in the Company’s annual and quarterly reports filed with the Securities and Exchange Commission (“SEC”). The Audit Committee has the authority to obtain advice and assistance from, and receive appropriate funding from us for, outside legal, accounting or other advisors as the Audit Committee deems necessary to carry out its duties. The Audit Committee operates pursuant to a written charter, reviewed annually, adopted by the Audit Committee and approved by the Board. The charter may be viewed online on our website at www.insight.com.
The Board has determined that the responsibilities of the Audit Committee, as reflected in its charter, are in accordance with applicable SEC rules and NASDAQ Marketplace Rule(s) for audit committees. Further, the composition and attributes of its members meets the requirements of NASDAQ Marketplace Rule(s), including, without limitation, the independence requirements of NASDAQ Marketplace Rule 5605(c)(2)(A). All Audit Committee members possess the required level of financial literacy, at least one member of the Audit Committee meets the current standard of requisite financial management expertise and our Board has determined that Mr. Fisher, the Chair of the Audit Committee, is an “audit committee financial expert” as defined in Regulation S-K. Our policy is to discourage related party transactions, and prior approval of the Audit Committee is necessary for an officer or director to enter into a related party transaction.
Item 11. Executive Compensation
Compensation Discussion and Analysis
The purpose of this Compensation Discussion and Analysis (“CD&A”) is to provide information about each material element of compensation that we pay or award to, or that is earned by, our named executive officers. For 2008, our named executive officers were:
•	Richard A. Fennessy, President and Chief Executive Officer;
•	Glynis A. Bryan, Chief Financial Officer;
•	Stuart A. Fenton, President, EMEA/APAC;
•	Mark T. McGrath, President, North America/APAC (resigned effective March 1, 2009);
•	Gary M. Glandon, Chief People Officer (resigned effective April 2, 2009); and
•	Catherine W. Eckstein, former Chief Marketing Officer (resigned effective July 18, 2008).

INSIGHT ENTERPRISES, INC.
This CD&A addresses and explains the numerical and related information contained in the summary compensation tables and includes a discussion of actions regarding executive compensation that occurred after the end of 2008, including the award of bonuses related to 2008 performance, and the adoption of our 2009 compensation programs.
Executive Compensation Philosophy and Objectives
Our long-term success depends on our ability to attract and retain individuals who are committed to the Company’s strategy and core values of client service, respect and integrity. Our general philosophy of executive compensation is to offer competitive base salaries and emphasize cash and equity-based incentive compensation which:
•	is competitive in the marketplace;
•	permits us to attract and retain highly qualified executives;
•	encourages extraordinary effort on behalf of the Company;
•	rewards the achievement of specific financial, strategic and tactical goals by the Company and the individual executive that aligns the interests of management with the interests of our stockholders; and
•	is financially sound.
While the foregoing philosophy still guides the Committee’s actions, during 2008 the Company’s stockholders experienced a significant decline in the price for the Company’s common stock. Consistent with our results and the above philosophy, the Company’s named executive officers, on average, earned less than 40% of their total potential compensation for 2008. Moreover, the Company’s named executive officers, on average, earned less than 20% of their potential incentive compensation for 2008, which consists of the cash incentive plans and the equity incentive plans. These percentages (40% and 20%) were computed assuming 100% of target Restricted Stock Units (“RSUs”) were awarded as a component of the potential incentive compensation for 2008 and valuing those shares at the stock price of the Company’s common stock on the grant date ($18.87).
Against the backdrop of the global recession that began in 2008, the Compensation Committee went to great lengths to develop an executive compensation program for 2009 that is fair and motivating to our executives, while at the same time being mindful of stockholder interests and expectations. Given the unpredictable economic environment and the difficulty of defining appropriate performance standards at both the Company and the individual executive level in 2009, the 2009 compensation program described in this CD&A is based in large part on (1) expectations for the Company’s performance in 2009 under challenging conditions, (2) an effort to continue to align management’s interests with those of our stockholders, and (3) the need to attract and retain qualified individuals. For 2009, substantially less reliance was placed on historical Insight and peer group results and metrics. Instead, the Compensation Committee approved a compensation program that places more emphasis on individual actions and performance that guide or benefit the Company’s performance.
Compensation Consultants and Benchmarking
The Compensation Committee utilizes internal resources, including our People and Development Group, to help it carry out its responsibilities, consults with other members of the Board in connection with its decision making, as appropriate, and has consistently over time engaged independent consultants to assist it in fulfilling its responsibilities. The Compensation Committee has the authority to obtain advice and assistance from, and receives appropriate funding from the Company for, outside advisors as the Compensation Committee deems necessary to carry out its duties. As was done in 2006 and 2007, in 2008 the Compensation Committee retained Towers Perrin, a global human resources consulting firm, as its independent compensation consultant to advise the Compensation Committee on all matters related to executive compensation. In contrast to prior years, however, in 2008 Towers Perrin did not provide an updated competitive analysis of the compensation for the Company’s most senior executives, including its named executive officers. Looking forward, the Compensation Committee plans to obtain competitive analyses at least every other year.

INSIGHT ENTERPRISES, INC.
The Compensation Committee began its process of setting executive compensation for 2009 in August of 2008. While Towers Perrin advised the Compensation Committee on various issues, the Compensation Committee’s conclusions and actions were not made in response to or in reference to specific competitive market data because the Company’s past performance and the performance of its peers was deemed by the Compensation Committee to not be as relevant as in past years. This determination was based in part on the significant economic events of 2008, which the Compensation Committee believes makes the historical results and metrics less relevant benchmarks.
Towers Perrin’s 2007 study, which was used to set 2008 executive compensation levels, measured the competitiveness of the Company’s compensation relative to two groups of companies (the “comparison groups”). The comparison groups were chosen by Towers Perrin and approved by the Compensation Committee based upon primary characteristics such as similar business focus, labor market and size. Comparison Group One, which was considered to be the primary peer group, included 19 publicly-traded product and service competitors and suppliers and other enterprises which may compete with the Company for executive talent. Comparison Group Two included 14 publicly-traded technology companies, many of which are significantly larger than Insight. Because of the large variance in size among the companies in Comparison Group Two, Towers Perrin adjusted the compensation data for Comparison Group Two to reflect the revenue size of the Company. This size-adjusted data was used as a basis of comparison of compensation between Insight and the companies in Comparison Group Two. As neither group was limited to companies that are merely competitors or to those that are close comparisons in terms of sales and market capitalization, the Company does not consider these groups to be peer groups for other purposes. In 2007, the specific companies included in Comparison Group One, which represented the same peers used in the 2006 comparison, were as follows:
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
In 2007, the specific companies included in Comparison Group Two, which represented the same peers used in the 2006 comparison (except for the exclusion of Dendrite International, Inc., Electronic Data Systems Corp., HLTH Corp., Microsoft Corp., The Reynolds and Reynolds Co. and Sabre Holdings Corp. in the 2007 comparison because these six companies did not participate in Towers Perrin’s annual survey) were as follows:
Comparison Group Two

Apple, Inc. Ceridian Corp. Dell Inc. EMC Corp. (Mass) Hewlett-Packard Co.	International Business Machines Corp. IKON Office Solutions, Inc. Intel Corp. Lexmark International, Inc. National Semiconductor Corp.	Seagate Technology Sun Microsystems, Inc. Unisys Corp. Xerox Corp.
The 2007 Towers Perrin study provided the Compensation Committee with compensation data for base salary, annual cash incentives and long-term equity-based incentive compensation for each comparison group. The study generally concluded that, with respect to total compensation, the Company was positioned below the median of each of the comparison groups. With respect to total cash compensation, which includes base salaries and incentive compensation, the Towers Perrin study generally concluded that the Company was competitive based on comparison group analyses. However, this conclusion was driven primarily by the Company’s above target performance in 2007 and resulting above target incentive compensation, while base salaries were noted to be below market. With respect to long-term equity-based incentive compensation, Towers Perrin generally concluded that the Company’s equity-based incentive compensation plan, including the use of performance-based RSUs and the target level of grants to each executive, was competitive with market practices.

INSIGHT ENTERPRISES, INC.
The Compensation Committee used these past studies in addition to other relevant sources of information, such as existing pay levels and other publicly available information about trends in executive compensation, in setting compensation for executives for 2009. Additionally, Towers Perrin advised the Compensation Committee and the Company regarding executive compensation programs generally and provided advice on trends in compensation. The Committee anticipates that it will undertake similar competitive reviews in the future and that it will use the services of outside consultants for similar services in the future.
Compensation Programs Design
The principal components of compensation for the Company’s named executive officers are:
•	base salary and benefits;
•	short-term cash incentive compensation; and
•	long-term equity-based incentive compensation.
As a result of our executive compensation philosophy, a significant percentage of total compensation is allocated to incentive compensation. There is no pre-established policy or target for the allocation between either cash or equity or short-term or long-term incentive compensation. Rather, the different elements of compensation are designed to support and encourage varying behaviors that the Compensation Committee believes will contribute favorably to Company performance.
As discussed in more detail below, the performance measures for the quarterly earnings from operations (“EFO”) component of the 2008 cash incentive plan in the Company and in North America were not met, although they were met to varying degrees in the first three quarters of 2008 in EMEA. Similarly, the performance measures for the 2008 equity-based incentive plan were not met, and, therefore, no performance-based RSUs were earned under the plan in 2008. In light of the low actual performance levels compared to the performance targets set for the 2008 plan, and in light of the decrease in the Company’s stock price and the ongoing general economic decline, the Compensation Committee determined that comparisons to other companies in its peer groups were of less value with respect to establishing the 2009 compensation program than might normally be the case. The Compensation Committee considered prior year results of the Company and worked with management and with its consultant to develop a compensation program suitable for the unpredictable environment facing the Company in 2009. As a result, base salaries remained the same for senior executives in 2009, the value of equity awards was reduced, and the target cash incentive compensation for the Company’s Section 16 officers was reduced by 25%.
Base Salary and Benefits
Base salary and benefits are designed to attract and retain executives by providing a fixed compensation based on competitive market practices. This component of compensation is designed to reward an executive’s core competency in his or her position relative to skills, experience and expected contributions to the Company and to provide the executive with a predictable and reliable component of compensation for his or her services.
The Compensation Committee reviews base salaries annually and in 2008 and prior years generally targeted base pay for executive officers at or nearly at the median of the comparison groups, with adjustments, as appropriate, for tenure, performance and variations in actual position responsibilities from position descriptions in the comparison groups. The 2007 Towers Perrin study concluded that 2007 base salary levels for the Company’s executive officers were generally below the median levels of both comparison groups, and, based on this finding, the Compensation Committee approved certain increases in executive base salaries for 2008. Because of the difficult and continuing global economic conditions facing the Company, management recommended, and the Compensation Committee agreed, that there would be no increases in base salary for 2009 above 2008 levels. Those levels are as follows:
•	Richard A. Fennessy, President and Chief Executive Officer — $750,000 (2009 and 2008);
•	Glynis A. Bryan, Chief Financial Officer — $400,000 (2009 and 2008);
•	Stuart A. Fenton, President, EMEA/APAC — $405,000[1] (2008 — $450,0002);
•	Mark T. McGrath, President, North America/APAC — $425,000 (2009 and 2008; Resigned effective March 1, 2009);
•	Gary M. Glandon, Chief People Officer — $275,000 (2009 and 2008; Resigned effective April 2, 2009); and
•	Catherine Eckstein, former Chief Marketing Officer — $295,000 (2008; Resigned effective July 18, 2008).

[1]	Mr. Fenton’s 2009 salary was translated into U.S. dollars using the British Pound Sterling average exchange rate for the year ended December 31, 2008 of $1.80.

[2]	Mr. Fenton’s 2008 salary was translated into U.S. dollars using the British Pound Sterling exchange rate in effect on December 18, 2007 of $2.02.

INSIGHT ENTERPRISES, INC.
Our named executive officers participate in benefit plans generally available to all of our teammates, including medical, health, life insurance and disability plans. Our named executive officers are also eligible to participate in the Company’s 401(k) plan, and receive Company matching contributions, to the extent made by the Company, which are generally available to our teammates. Beginning January 1, 2008, our named executive officers are also eligible to participate in the Company’s Nonqualified Deferred Compensation Plan, which is available to a select group of “management or highly compensated employees” as defined by the Employee Retirement Income Security Act of 1974, as amended. Currently, the Company does not make any contributions to the Nonqualified Deferred Compensation Plan. Mr. Fenton also receives an automobile allowance, which is a benefit generally available to executives in the United Kingdom, where Mr. Fenton resides. These benefits are part of our broad-based total compensation programs offered in the geography in which each of the executives resides.
Short-Term Cash Incentive Compensation
The Compensation Committee views cash incentive compensation as a means of closely tying a significant portion of the total potential annual cash compensation for executives to the financial and operational performance of the Company or the portion of the Company for which the executive has management responsibility. Our cash incentive compensation plans are designed to reward individuals for the achievement of certain defined financial objectives of the Company, as well as annual individual or Company financial, strategic and tactical objectives. All officers subject to Section 16(a) of the Exchange Act, including our named executive officers, have an annual cash incentive plan. The financial objectives and performance goals are approved by the Compensation Committee and are set at the beginning of the year. These objectives and goals are integrated into the management cash incentive plans throughout the organization to foster a team environment where the entire Company is focused on the same set of objectives and goals.
The Compensation Committee annually reviews financial objectives, performance goals and target cash incentive compensation. In 2008 and prior years, the Compensation Committee generally targeted cash incentive compensation for executive officers at or near the median of the comparison groups and adjusted, as appropriate, for tenure, performance and variations in actual position responsibilities from position descriptions in the comparison groups. The 2007 Towers Perrin study utilized to set 2008 cash incentive targets generally concluded that the Company’s cash incentive compensation was competitive based on its comparison group analysis. For 2009, however, as described more fully below, the Compensation Committee developed a program that focuses on Company performance and individual executive performance in what the Compensation Committee believes will be an unusually unpredictable year.
2008 Cash Incentive Plan
Under the 2008 cash incentive plan, the named executive officers earned cash incentive compensation based on achievement of financial objectives against targeted amounts for the Company or their respective business units, with payouts varying with financial performance levels below and above target levels (awards were discretionary and outside of the plan over or below specified levels). Annual and quarterly financial performance targets were set in conjunction with the 2008 annual budget process at the beginning of 2008 and were considered to be challenging but achievable given the tactical and strategic plans that were in place at the time. The total target cash incentive compensation for 2008 was based 60% on non-GAAP EFO (defined under the plan as the actual 2008 EFO excluding charges for goodwill impairment and costs associated with the stock option review, if any) of the Company, or the executives’ respective business units. For this 60% component, performance was measured and paid quarterly on a sliding scale, with a minimum payout of zero and a maximum payout of 175% of the EFO cash incentive target. The quarterly EFO cash incentive was designed to pay out at 100% upon the achievement of consolidated EFO for 2008 of $167.7 million. The remaining 40% of the target cash incentive compensation was based on achievement of annual individual performance goals, with the Compensation Committee determining the actual amounts to be paid to the Chief Executive Officer and the other executive officers of the Company.

INSIGHT ENTERPRISES, INC.
As previously noted, none of the EFO targets were met by the Company or its North America operations in 2008. The EFO targets for EMEA were met to varying degrees and, accordingly, Mr. Fenton was paid quarterly bonuses in each of the first three quarters of 2008. Cash incentive awards were made by the Compensation Committee under the annual individual performance component of the plan on February 17, 2009. The actual 2008 cash incentive compensation, as compared to 2008 targets, for the named executive officers was awarded as follows:

	Based on EFO		Based on Individual
	Goals		Performance Goals		Total
Name	Target	Actual	Target	Actual	Target	Actual
Richard A. Fennessy	$900,000	$—	$600,000	$450,000	$1,500,000	$450,000

Glynis A. Bryan	255,000	—	170,000	170,000	425,000	170,000

Stuart A. Fenton[1]	174,600	154,787	116,400	99,524	291,000	254,311

Mark T. McGrath[2]	300,000	—	200,000	100,000	500,000	100,000

Gary M. Glandon[2]	93,000	—	62,000	58,900	155,000	58,900

Catherine W. Eckstein[2]	123,000	—	82,000	—	205,000	—

[1]	Mr. Fenton’s 2008 target incentive compensation was translated into U.S. dollars using the British Pound Sterling exchange rate in effect on December 18, 2007 of $2.02, and actual incentive compensation was translated into U.S. dollars using the British Pound Sterling average exchange rate for the year ended December 31, 2008 of $1.80.

[2]	Mr. McGrath, Mr. Glandon and Ms. Eckstein resigned from the Company effective March 1, 2009, April 2, 2009 and July 18, 2008, respectively.
The Compensation Committee also had the authority to approve discretionary awards outside of the plan; however, no discretionary cash bonuses were approved by the Compensation Committee for the named executive officers during 2008.
2009 Cash Incentive Plan
For 2009, the Compensation Committee continued its emphasis on cash incentive compensation by setting cash incentive plans for executive officers so that a significant portion of total compensation will be awarded through cash incentives if performance measures are met, although, as previously noted, the target cash incentive levels for executive officers have been reduced by 25% for 2009.
The 2009 cash incentive plan (the “2009 Plan”) provides incentive award opportunities for select employees, including executive officers. The 2009 Plan was adopted pursuant to the Company’s 2007 Omnibus Plan, which was approved by the Company’s stockholders at the Company’s 2007 annual meeting of stockholders, and is intended to permit the Company to deduct annual incentive payments under Section 162(m) of the Code (“Section 162(m)”). Under the 2009 Plan, the Company established for each executive officer a performance goal (the “162(m) performance goal”) for the 2009 Plan. The 162(m) performance goal is based on actual diluted earnings per share (“EPS”) for 2009, on a consolidated non-GAAP basis, with non-GAAP EPS being defined as the actual 2009 EPS from continuing operations excluding certain items, specified in advance and approved in advance by the Compensation Committee, that are not considered to be part of ongoing business, such as goodwill impairment charges. The 162(m) performance goal for 2009 requires that the Company achieve a certain percentage of its budgeted 2009 EPS. The budgeted 2009 EPS was set in conjunction with the Company’s overall annual budget process and is considered to be challenging, but achievable, given the uncertain economic environment and the tactical and strategic plans that have been developed for 2009. In order for the 2009 Plan to be funded so that an executive can receive up to the maximum payment of his or her cash incentive award (200% of his or her annual cash incentive target), the Company must achieve at least 80% of its budgeted EPS for 2009. If the Company achieves less than 80% but at least 50% of its budgeted 2009 EPS, the 2009 Plan will be funded so that an executive can receive up to a maximum of 100% of his or her annual cash incentive target. If the Company does not achieve at least 50% of its budgeted 2009 EPS, the 2009 Plan will not be funded and executive officers will not be eligible for any cash incentive payments.

INSIGHT ENTERPRISES, INC.
The Compensation Committee will determine the actual bonus award paid to each executive officer by reducing or eliminating (but not increasing) the maximum cash incentive award based on the Compensation Committee’s evaluation of the executive’s performance against individual performance goals. The individual performance goals, which were established by the Compensation Committee in early 2009, are based 50% on EFO performance for the Company or the executive officer’s operating segment(s) and 50% on a variety of qualitative/subjective performance goals and quantitative/objective performance goals. The Compensation Committee reserves the right to establish the actual cash incentive award for each executive officer at the level it deems appropriate based on the performance of the Company, the performance of the executive officer’s operating segment(s), and the performance of the individual executive officer (but not greater than the maximum). Although the performance goals are tailored for each executive officer, the goals are generally designed to reward individuals for the achievement of defined financial, strategic and tactical objectives, including: operational metrics, such as profitability, stockholder value, liquidity and return on invested capital; building stronger client relationships and differentiation within the Company’s value proposition to clients; establishing and maintaining effective internal controls, risk management and corporate governance; developing and retaining key employees and executives; and building and maintaining strong stockholder relationships.
Given the overall economic environment in 2009, management recommended, and the Compensation Committee approved, a 25% reduction in the target and maximum cash incentive payments for the Company’s executive officers. The approved 2009 target and maximum cash incentive compensation for each of our current named executive officers1 are as follows:
•	Richard A. Fennessy, President and Chief Executive Officer — Target $1,125,000; Maximum $2,250,000;
•	Glynis A. Bryan, Chief Financial Officer — Target $318,750; Maximum $637,500; and
•	Stuart A. Fenton, President, EMEA/APAC — Target $196,429[2]; Maximum $392,858[2].

[1]	As discussed elsewhere, Messrs. McGrath and Glandon resigned effective March 1, 2009 and April 2, 2009, respectively.

[2]	Mr. Fenton’s 2009 target and maximum cash incentive compensation were translated into U.S. dollars at the British Pound Sterling average exchange rate for the year ended December 31, 2008 of $1.80.
Long-Term Equity-Based Incentive Compensation
The Compensation Committee views long-term equity-based compensation as a critical component of the overall executive compensation program. The principal objectives for long-term equity-based compensation are to:
•	enhance the link among Company performance, the creation of stockholder value and long-term incentive compensation;
•	facilitate increased equity ownership by executives;
•	encourage executive retention through use of multiple-year vesting periods; and
•	provide competitive levels of total compensation to executive officers if expected levels of performance are achieved.
Long-term equity-based incentives are currently issued in the form of service and performance-based RSUs. Performance-based RSUs are issued only if predetermined annual financial performance goals (diluted EPS for 2008 and 2009) are achieved and are subject to a three-year vesting period. To encourage overachievement of targets, significant upside potential exists related to the number of RSUs ultimately issued. The three-year vesting period is designed to encourage continued employment with the Company and enhancement of stockholder investments in the Company. The number of performance-based RSUs ultimately issued varies based on the achievement of threshold levels of financial performance, with greater numbers of shares awarded for higher levels of financial performance. If the Company’s financial performance does not meet or exceed a set performance threshold, no performance-based RSUs are issued. All grants of equity-based compensation are currently made under the Company’s 2007 Omnibus Plan, as amended.

INSIGHT ENTERPRISES, INC.
For 2008 and prior years, the Compensation Committee reviewed target equity-based incentive compensation annually and targeted equity-based incentive compensation for executive officers at or near the median of the comparison groups. In 2008, with respect to long-term incentive compensation, Towers Perrin generally concluded that our equity-based incentive compensation plan, including the use of performance-based RSUs and the target level of grants to each executive, was competitive with market practices. As explained above, none of the performance measures under the 2008 equity-based incentive compensation plan were met due to the Company’s decline in EPS in the difficult market we encountered in 2008. For 2009, the Compensation Committee did not believe the performance of the Company’s peer groups was as important of a factor to consider for 2009.
In order to link equity-based incentive compensation more closely to annual performance and to continue to align the interests of management and stockholders and, in part, in light of changing stockholder expectations, in December 2005 the Compensation Committee adopted a practice of initiating annual grants of equity-based incentive compensation awards to executives early in the year (as opposed to later in the year or periodically throughout the year) in connection with the annual budgeting process. Also, early in the year, the Compensation Committee will approve the annual RSU program grants as well as a pool of shares from which the Chief Executive Officer may make discretionary or new hire RSU grants throughout the year, or both, to individuals other than individuals who are subject to the reporting requirements of Section 16(a) of the Exchange Act. The pool of RSUs is based on the recommendation of management and review of the overall equity compensation expense expected to be recorded in current and future years in the consolidated financial statements.
2008 Equity-Based Incentive Plan
For 2008, RSUs granted to executive officers were 100% performance-based. The number of RSUs to be issued under these performance-based grants was designed to increase or decrease depending on whether actual EPS for the fiscal year ended December 31, 2008, on a consolidated non-GAAP diluted basis, with non-GAAP EPS being defined under the plan as the actual 2008 EPS from continuing operations excluding charges for goodwill impairment and costs associated with the stock option review (if any), was greater or less than target EPS. The minimum number of RSUs that could be issued was zero, and the maximum number was 130% of the target award. The annual financial performance targets were set in conjunction with the annual budget process and were considered to be challenging, but achievable, given the tactical and strategic plans that were in place at the time. The target EPS range approved by the Compensation Committee for equity-based incentive compensation for 2008 was $1.70 to $2.26 with 100% of target RSUs awarded for actual 2008 EPS of $2.00 — $2.12.
As previously noted, the minimum EPS goals for 2008 were not met, and none of the 2008 performance-based RSUs were earned by the named executive officers or by any plan participants.
The Compensation Committee also has the ability to make discretionary awards outside of the plan; however, no discretionary awards were made to the named executive officers during 2008.
2009 Equity-Based Incentive Plan
The 2009 pool of RSUs, which are 40% service-based and 60% performance-based, was established for executive officers on February 20, 2009 and will vest in three equal installments beginning on February 20, 2010. The number of RSUs to be issued under the performance-based grants will increase or decrease depending on the Company’s actual diluted EPS for the fiscal year ending December 31, 2009, on a consolidated non-GAAP diluted basis, with non-GAAP EPS being defined as actual 2009 EPS from continuing operations, excluding certain items not considered to be part of the ongoing business, such as goodwill impairment charges, as approved in advance by the Compensation Committee. For the performance-based RSUs: if the Company achieves less than 50% of its budgeted 2009 EPS, no RSUs will be issued; if the Company achieves at least 50% of its 2009 budgeted EPS, 25% of the target number of RSUs will be issued; if the Company achieves 68% of its 2009 budgeted EPS, 50% of the target number of RSUs will be issued; if the Company achieves 100% of its 2009 budgeted EPS, 100% of the target number of RSUs will be issued; and if the Company achieves 138% or greater of its 2009 budgeted EPS goal, 200% of the target number of RSUs will be issued (without duplication). The budgeted EPS target was set in conjunction with the Company’s overall annual budget process and is considered to be challenging, but achievable, given the tactical and strategic plans that have been developed for 2009.

INSIGHT ENTERPRISES, INC.
In determining the amount of equity-based incentive compensation for 2009, the Compensation Committee considered the fact that no awards were ultimately made under the 2008 equity-based incentive plan because the performance measures were not met. Moreover, the Compensation Committee considered that even though the number of RSUs granted to senior executives under the 2009 plan was greater than the target number granted under the 2008 plan, the value of the award, at date of grant, was substantially lower (roughly 30% of the value of the 2008 target awards) because of the significant decrease in the Company’s stock price. One of the Compensation Committee’s goals in setting higher target awards for senior executives under the 2009 plan is to provide retention value for senior executives through stock price improvement, which the Compensation Committee believes aligns the interests of management and the stockholders. The 2009 total service-based and performance-based RSUs, granted on February 20, 2009, included the following target awards for our current named executive officers:
•	Richard A. Fennessy, President and Chief Executive Officer — 131,004;
•	Glynis A. Bryan, Chief Financial Officer — 89,766; and
•	Stuart A. Fenton, President, EMEA/APAC — 74,151.
2008 Performance-Awarded RSU Retention Plan
In 2008, in order to provide a long-term incentive and retention mechanism for our Chief Executive Officer and the Presidents of our operating segments, and to provide an incentive tied to stockholder value, the Chair of the Board of Directors and the Chair of the Compensation Committee worked with Towers Perrin to develop an additional long-term incentive plan based upon specific levels of stock price improvement.
The plan provided for the award of RSUs based upon achievement of specific stock price hurdles within specific timeframes over a three-year period from 2009 — 2011. If all or some hurdles were not achieved, 33% of the remaining award (i.e., any shares not issued for achievement of the specific stock price hurdles in the specific timeframes) would have been made on February 15, 2013, assuming continued employment. However, due to the current economic climate and the decrease in Insight’s stock price, on February 19, 2009, Messrs. Fennessy, Fenton and McGrath agreed to forfeit the awards, resulting in the termination of the plan. Accordingly, no shares were, or will be, issued under these awards.
Nonqualified Deferred Compensation Plan
Named executive officers (as well as other eligible employees) may participate in the Insight Nonqualified Deferred Compensation Plan (“Deferred Compensation Plan”), a nonqualified deferred compensation plan adopted and approved by the Compensation Committee and ratified by the Board of Directors. The Deferred Compensation Plan permits participants to voluntarily defer receipt of compensation, and participants earn a rate of return on their deferred amounts based on their selection from a variety of independently managed funds. The Company does not provide a guaranteed rate of return on these deferred amounts, and the rate of return realized depends on the participant’s fund selections and market performance of these funds. The Company does not currently make any contributions to the Deferred Compensation Plan.
Severance and Change in Control Plans
Severance and change in control plans are designed to facilitate the Company’s ability to attract and retain executives as the Company competes for talented employees in a marketplace where such protections are commonly offered. Severance benefits are designed to provide benefits to ease an executive’s transition due to an unexpected employment termination by the Company due to changes in the Company’s employment needs. Change in control benefits are intended to encourage executives to remain focused on the Company’s business in the event of rumored or actual fundamental corporate changes. See further detail under the section entitled “Employment Agreements, Severance and Change in Control Plans.”
Perquisites
We provide our executive officers with relatively limited perquisites that we believe are reasonable and in the best interests of the Company. In 2008, Mr. Fenton was provided with an automobile allowance, which is a benefit generally available to management in the United Kingdom, where Mr. Fenton resides. These benefits are part of our broad-based total compensation programs offered in the geography in which each of the executives resides. The value of aggregate perquisites to named executive officers did not exceed $10,000 for any individual named officer, except Mr. Fenton.

INSIGHT ENTERPRISES, INC.
Stock Ownership Guidelines
On February 15, 2007, the Board, upon the recommendation of the Compensation Committee, adopted stock ownership guidelines that:
•	are designed to align the interests of key executives, Board members and stockholders;
•	provide a five-year transition period for each new executive and each new Board member to reach ownership guidelines; and
•	define which ownership interests will count towards the guidelines.
The guidelines specify that, subsequent to the five-year transition period, as of each January 1, each executive and each Board member is expected to hold Insight shares at least equal to a specified multiple of his or her annual base salary or retainer. For the President and Chief Executive Officer, two times annual base salary is required, for all other Executives, one times annual base salary is required, and for Board members, two times the annual base retainer is required. Failure to meet or to show sustained progress toward meeting the Stock Ownership Guidelines may result in a reduction in future long-term incentive grants and also may result in a requirement to retain some or all stock attained through Company grants of equity until the Stock Ownership Guidelines are attained.
Role of Executives in the Compensation Setting Process
The Compensation Committee has the overall responsibility for approving the cash-based incentive compensation for the officers that are subject to the reporting requirements of Section 16(a) of the Exchange Act. To facilitate this process, the Chief Executive Officer and People and Development Group prepare and present information and recommendations to the Compensation Committee for review, consideration and approval, but they do not recommend their own cash-based incentive compensation.
With respect to compensation of all other teammates, the Compensation Committee functions in an oversight role as these decisions are considered the responsibility of management. With respect to equity-based compensation, the Compensation Committee approves the annual RSU program grants as well as the pool of available shares from which the Chief Executive Officer may make discretionary or new hire RSU grants throughout the year, or both, to individuals other than individuals who are subject to the reporting requirements of Section 16(a) of the Exchange Act. Similar to cash-based incentive compensation, for all officers subject to the reporting requirements of Section 16(a) of the Exchange Act, the Chief Executive Officer and People and Development Group prepare and present information and recommendations to the Compensation Committee for review, consideration and approval of the equity-based awards by the Compensation Committee. For all other teammates, management is responsible for recommending to the Compensation Committee the teammates to receive grants and the nature and size of the proposed equity-based awards.
The Chief Executive Officer does not have the ability to call Compensation Committee meetings and does not attend those portions of the Compensation Committee meetings when his compensation is discussed. During 2008, the Chief Executive Officer did not meet with Towers Perrin outside of Compensation Committee meetings or retain any other compensation consultant.
Chief Executive Officer Compensation
The Compensation Committee determines compensation for the Chief Executive Officer using the same criteria it uses for other executives, placing relatively less emphasis on base salary and, instead, creating greater performance-based opportunities for short-term and long-term incentive compensation (cash and equity, respectively). The Compensation Committee met in executive session to evaluate the performance of the Chief Executive Officer in 2008, and the Compensation Committee set the compensation of the Chief Executive Officer in conjunction with the performance review process.
Executive Compensation Recovery
We have an incentive compensation recovery policy that applies to our executive officers. Under this policy, in the event of a material restatement of our financial results, we may recover from an executive officer any incentive compensation that was based on having met or exceeded performance targets if an executive officer engaged in fraud or intentional misconduct that resulted in an increase in his or her incentive compensation.

INSIGHT ENTERPRISES, INC.
Tax and Accounting Considerations
Deductibility of Executive Compensation
Code Section 162(m) generally prohibits a public company from taking an income tax deduction for compensation over $1 million paid to the Chief Executive Officer and its four other highest paid executive officers unless certain conditions are met. While the anticipated tax treatment of compensation is given some weight in making compensation decisions, the Compensation Committee has not adopted a policy of limiting awards of compensation to amounts that would be deductible under Section 162(m) because the Compensation Committee believes that awards of compensation which would not comply with the Section 162(m) requirements may at times further the long-term interests of the Company and its stockholders. The Compensation Committee believes that it is important to maximize the corporate tax deductibility of executive compensation. Therefore, to help maximize the deductibility of payments made beginning in 2008, the Company sought and received stockholder approval of its 2007 Omnibus Plan.
Accounting for Stock-Based Compensation
Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”). Under the fair value recognition provisions of SFAS No. 123R, we recognize stock-based compensation based on the fair value at the grant date net of an estimated forfeiture rate and only recognize compensation expense for those shares expected to vest over the requisite service period of the award.
Compensation Committee Report
Based on the Compensation Committee’s review of the above Compensation Discussion and Analysis and discussions with management, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this annual report.
COMPENSATION COMMITTEE:

David J. Robino, Chair	Bennett Dorrance Kathleen S. Pushor	Anthony A. Ibargüen
Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933, as amended, or the Exchange Act, as amended, that incorporate future filings, including this annual report, in whole or in part, the foregoing Compensation Committee Report does not constitute soliciting material and shall not be deemed filed or incorporated by reference into any such filings.
Compensation Committee Interlocks and Insider Participation
No member of the Compensation Committee was at any time during 2008 or at any other time an officer or employee of Insight, and no member had any relationship with Insight requiring disclosure under Item 404 of Regulation S-K. No executive officer of Insight has served on the Board or Compensation Committee of any other entity that has or has had one or more executive officers who served as a member of the Board or the Compensation Committee of Insight during 2008.

INSIGHT ENTERPRISES, INC.
Summary Compensation Table
The table below sets forth the total compensation for services rendered to us by our principal executive officer, our principal financial officer and our four other most highly compensated executive officers. We refer to these persons as named executive officers. The amounts shown include both amounts paid and amounts deferred.

						Non-Equity
						Incentive Plan	All Other
Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Compensation	Compensation	Total
Position	Year	($)	($)(1)	($)(2)	($)(2)	($)(3)	($)(4)	($)
Richard A. Fennessy	2008	750,000	—	1,073,931	40,378	450,000	5,639	2,319,948
President and	2007	700,000	—	1,404,708	988,560	1,209,180	4,586	4,307,034
Chief Executive Officer	2006	695,000	150,000	962,790	2,313,872	1,397,553	4,812	5,524,027

Glynis A. Bryan (5)	2008	400,000	—	78,151	369,607	170,000	3,593	1,021,351
Chief Financial Officer	2007	16,667	—	—	14,138	4,815	—	35,620

Stuart A. Fenton (6)	2008	417,318	—	475,582	22,717	254,311	41,072	1,211,000
President — EMEA/APAC	2007	423,809	—	492,501	173,031	353,720	64,743	1,507,804
	2006	370,430	78,341	248,024	360,340	179,880	55,361	1,292,376

Mark T. McGrath (5)	2008	425,000	—	710,154	91,373	100,000	2,189	1,328,716
President — North	2007	375,000	26,250	770,287	349,783	390,195	1,482	1,912,997
America/APAC	2006	325,000	50,000	438,852	723,222	528,418	1,512	2,067,004

Gary M. Glandon (5)	2008	275,000	—	204,624	30,579	58,900	5,837	574,940
Chief People Officer	2007	255,000	—	335,889	160,058	136,974	3,720	891,641
	2006	235,000	15,000	170,171	340,953	163,546	3,476	928,146

Catherine W. Eckstein (5)	2008	163,006	—	217,809	—	—	526,543	907,358
Chief Marketing Officer	2007	285,000	—	368,625	66,496	177,059	30,139	927,319
	2006	275,000	20,000	202,908	134,135	214,805	2,620	849,468

(1)	On February 13, 2008 and February 15, 2007, the Compensation Committee approved discretionary cash bonuses for 2007 and 2006, respectively, for the named executive officers.

(2)	These amounts reflect the dollar amount of compensation expense recognized in accordance with SFAS No. 123R for financial statement purposes for the years ended December 31, 2008, 2007 and 2006, respectively. These amounts include awards pursuant to the 2007 Plan and the 1998 LTIP and thus may include amounts from awards granted in and prior to the respective years presented. Assumptions used in the calculations of these amounts are included in the footnotes to the our audited consolidated financial statements for the fiscal years ended December 31, 2008, 2007 and 2006, which are included in Item 8 of this report. No estimate of forfeitures is included in these amounts, nor were any actual forfeitures included in these amounts. The amounts for the years ended December 31, 2007 and 2006 have been adjusted as a result of the restatement of our consolidated financial statements included in this report. The restatements reflect adjustments to recognize stock based compensation expense related to performance-based RSUs on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards (i.e., a graded vesting basis) instead of on a straight-line basis over the requisite service period for the entire award.

(3)	Non-Equity Incentive Plan Compensation represents bonuses earned by executives under the 2008 and 2007 cash incentive plans, respectively, as described in the Compensation Discussion and Analysis section of Part III, Item 11 of this report. The incentive plan compensation for 2008 was paid to the named executive officers prior to March 15, 2009.

INSIGHT ENTERPRISES, INC.

(4)	All Other Compensation represents payments to:
•	Mr. Fennessy for matching contributions to his 401(k) and value received related to an annual sales incentive trip of $3,450 and $2,189, respectively in 2008.
•	Ms. Bryan for matching contributions to her 401(k) and value received related to an annual sales incentive trip of $3,450 and $143, respectively in 2008.
•	Mr. Fenton for auto allowances and retirement plan contribution of $34,279 and $6,793, respectively, in 2008. We consider the cost of the auto allowance for Mr. Fenton a perquisite.
•	Mr. McGrath for value received related to an annual sales incentive trip of $2,189 in 2008.
•	Mr. Glandon for matching contributions to his 401(k), value received related to an annual sales incentive trip and health club dues of $3,450, $2,189 and $198, respectively in 2008.
•	Ms. Eckstein for severance, payout of accrued vacation, matching contributions to her 401(k) and value received related to an annual sales incentive trip of $500,000, $21,558, $2,796 and $2,189, respectively in 2008. Ms. Eckstein’s employment with the Company ended on July 18, 2008, with Ms. Eckstein receiving severance equal to one year of base salary ($295,000) and one times her annual target incentive compensation ($205,000).

(5)	Mr. McGrath, Mr. Glandon and Ms. Eckstein resigned from the Company effective March 1, 2009, April 2, 2009 and July 18, 2008, respectively. Ms. Bryan was appointed Chief Financial Officer effective December 16, 2007.

(6)	Mr. Fenton is a resident of the United Kingdom. He is paid in British Pounds Sterling. The 2008 amounts above were determined by multiplying the average quarterly exchange rates applicable at March 31, June 30, September 30, and December 31, of 2008 by the compensation earned during the quarter. The 2007 amounts above were determined by multiplying the average annual exchange rate by the compensation earned during the year.
Except for the car allowance provided to Mr. Fenton, the cost of certain perquisites and other personal benefits are not included because in the aggregate they did not exceed, in the case of any named executive officer, $10,000.

INSIGHT ENTERPRISES, INC.
Grants of Plan-Based Awards
The following table sets forth information regarding grants of plan-based awards made during the year ended December 31, 2008 to the named executive officers.

									Grant Date
									Fair Value
			Estimated Future Payouts Under Non-			Estimated Future Payouts Under Equity			of Stock
			Equity Incentive Plan Awards (1)			Incentive Plan Awards (2)			and Option
	Grant	Approval	Threshold	Target	Maximum	Threshold	Target	Maximum	Awards
Name	Date	Date	($)	($)	($)	(#)	(#)	(#)	($)(3)
Richard A. Fennessy	2/20/2008	2/13/2008	—	1,500,000	2,175,000	—	65,502	85,153	1,236,024
	1/23/2008	1/23/2008	—	—	—	—	300,000	300,000	3,512,064

Glynis A. Bryan	2/20/2008	2/13/2008	—	425,000	616,250		44,883	58,348	846,942
	1/10/2008	11/12/2007	—	—	—	—	15,000	15,000	240,600

Stuart A. Fenton (4)	2/20/2008	2/13/2008	—	291,000	421,950	—	32,956	42,843	621,880
	1/23/2008	1/23/2008	—	—	—	—	100,000	100,000	1,170,688

Mark T. McGrath (5)	2/20/2008	2/13/2008	—	500,000	725,000	—	44,883	58,348	846,942
	1/23/2008	1/23/2008	—	—	—	—	150,000	150,000	1,756,032

Gary M. Glandon (5)	2/20/2008	2/13/2008	—	155,000	224,750	—	22,284	28,969	420,499

Catherine W. Eckstein (5)	2/20/2008	2/13/2008	—	205,000	297,250	—	22,284	28,969	420,499

(1)	Represents awards under the 2008 cash incentive plan discussed under the heading “2008 Cash Incentive Plan” of the Compensation Discussion and Analysis section of Part III, Item 11 of this report. The maximum estimated future payouts under non-equity incentive plan awards was computed as 175% of the target cash incentive compensation component that was based on non-GAAP earnings from operations goals (60%) and 100% of the target cash incentive compensation component that was based on individual performance goals (40%), although the Compensation Committee could award greater than 100% of target for individual performance goals under the plan, with no defined maximum. Actual amounts are reflected in the Summary Compensation Table, and there are no future payouts related to these awards.

(2)	Pursuant to the 2008 performance-based equity-based incentive compensation program, grants of performance-based RSUs to our named executive officers were made on February 20, 2008. The number of actual RSUs ultimately awarded was zero, determined by non-achievement of minimum targeted consolidated non-GAAP diluted EPS of the Company for the fiscal year ending December 31, 2008. Pursuant to the 2008 Performance-Awarded RSU Retention Plan, Messrs. Fennessy, Fenton and McGrath received an award of 300,000, 100,000 and 150,000 RSUs, respectively, to be issued based upon achievement of specific stock price hurdles within specific timeframes. No shares were issued under this plan in 2008 and on February 19, 2009, Messrs Fennessy, McGrath and Fenton forfeited these awards. Pursuant to her employment agreement effective December 16, 2007, Ms Bryan received an award of 15,000 serviced-based RSUs on January 10, 2008.

(3)	The grant date fair value of the stock awards granted to our named executive officers was calculated based on the closing price of the Company’s stock on February 20, 2008 of $18.87 multiplied by the target number of equity awards. The grant date fair value of the stock award that Ms. Bryan received in connection with the commencement of her employment was calculated based on the closing price of the Company’s stock on January 10, 2008 of $16.04. Because the performance-awarded RSUs to Messrs. Fennessy, Fenton and McGrath have a market condition, a custom Monte Carlo simulation model was used to estimate the award’s fair value at the grant date.

(4)	Mr. Fenton’s cash incentive threshold, target and maximum amounts for the 2008 cash incentive plan were translated into U.S. dollars using the average British Pound Sterling exchange rate in effect on December 18, 2007 ($2.02).

(5)	Mr. McGrath, Mr. Glandon and Ms. Eckstein resigned from the Company effective March 1, 2009, April 2, 2009 and July 18, 2008, respectively.

INSIGHT ENTERPRISES, INC.
Employment Agreements, Severance and Change in Control Plans
Our employment agreements with executives and our incentive compensation plans reflect our compensation philosophy. The employment agreements for Mr. Fennessy, Ms. Bryan, and Mr. Fenton provide for continually renewing terms (two years for Mr. Fennessy and Ms. Bryan and until terminated for Mr. Fenton). Under our 1998 LTIP, all outstanding options and other awards become fully exercisable and all restrictions on outstanding awards shall lapse upon a change in control. Under the 2007 Plan, upon a change in control:
•	any options and SARs become fully exercisable and vested to the full extent of the original grant;
•	all performance shares, performance units and deferred amounts will be earned and payable in full at target levels and any restrictions shall lapse; and
•	other conditions applicable to any other awards lapse, and such other awards become free of all restrictions, limitations or conditions and become fully vested and transferable to the full extent of the original grant.
All other change in control benefits are “double trigger” (which means that they are triggered by two events: a change in control; plus a triggering termination under the change of control agreement), rather than “single trigger” (triggered only by a change in control).
In 2008, the Company and its executives (other than Mr. Fenton, who resides in the United Kingdom) entered into Amended and Restated Employment Agreements to comply with the final regulations issued under Section 409A of the Code. Certain other changes were made to provide more consistency in language in the Company’s employment agreements, but the economic terms of the agreements remain consistent with the previous agreements, such that there are not any new or materially amended arrangements for the payment of tax gross-ups. The material terms of the employment agreements with our current named executive officers are as follows:
Richard A. Fennessy
(i)	effective as of January 1, 2009;

(ii)	a severance payment upon termination “without cause” or termination by Mr. Fennessy for “good reason,” as those terms are defined in the agreement, payable upon termination, equal to two times Mr. Fennessy’s annual base salary, plus two times the annual bonus during the one of the two immediately preceding fiscal years that would produce the higher award, plus a prorated portion of any current quarterly or annual bonus, plus benefits (life, disability, accident, group health and dental) continuation for 24 months;

(iii)	a severance payment following a “change in control” of the Company if Mr. Fennessy terminates his employment for “good reason” or the Company terminates his employment “without cause,” as those terms are defined in the agreement, prior to the expiration of 24 months after the change in control occurs, equal to two times his highest annual base salary in effect during the term of the agreement and two times the higher annual bonus during the one of the two immediately preceding fiscal years which would produce the higher award, plus a prorated portion of any current quarterly or annual bonus, plus benefits continuation through the earlier of 42 months following termination or eligibility for new benefits. As was provided in Mr. Fennessy’s previous Employment Agreement, all payments made following a “change in control” are to be grossed-up for Mr. Fennessy’s excise taxes if the payment exceeds prescribed limits;

(iv)	in the event of Mr. Fennessy’s death, his estate will be entitled to his annual base salary due through the date of his death and a prorated portion of any incentive compensation to which he would have been entitled for the year had he not died. Mr. Fennessy’s agreement also provides for a life insurance policy in an amount equal to two times his annual base salary;

(v)	Mr. Fennessy’s agreement also provides a disability insurance benefit; and

(vi)	the agreement also provides for non-disclosure by Mr. Fennessy of our confidential information and includes covenants by Mr. Fennessy not to compete with the Company for a period of two years following termination of employment and not to solicit the employees, suppliers and customers for two years following termination of employment.

INSIGHT ENTERPRISES, INC.
The table below outlines the potential payments to Mr. Fennessy upon the occurrence of certain termination triggering events assuming a hypothetical effective date of termination of December 31, 2008:

		Stock Based
		Compensation
Triggering Event	Severance	Awards(1)	Benefits	Total

Termination Without Cause or for Good Reason as defined in the employment agreement	$5,045,106	$—	$32,059	$5,077,165

Involuntary Termination — Change in Control	5,045,106	177,846	56,104	5,279,056

Disability	—	—	—	—

Death	450,000	177,846	—	627,846

(1)	Represents the unamortized expense related to outstanding RSUs at December 31, 2008. Assuming a hypothetical date of termination of December 31, 2008, the intrinsic value of the stock awards available to Mr. Fennessy is $360,636, which represents the value based on the closing price of the Company’s common stock on December 31, 2008 of $6.90 per share.
Glynis A. Bryan
(i)	effective as of January 1, 2009;
(ii)	a severance payment upon termination “without cause” or termination by Ms. Bryan for “good reason,” as those terms are defined in the agreement, payable upon termination, equal to two times Ms. Bryan’s annual base salary, plus one times the annual bonus during the one of the two immediately preceding fiscal years that would produce the higher award, plus a prorated portion of any current quarterly or annual bonus, plus benefits continuation for 24 months;

(iii)	a severance payment following a “change in control” of the Company if Ms. Bryan terminates her employment for “good reason,” or the Company terminates her employment “without cause,” as those terms are defined in the agreement, prior to the expiration of 24 months after the change in control occurs, equal to two times her highest annual base salary in effect during the term of the agreement and two times the higher annual bonus during the one of the two immediately preceding fiscal years which would produce the higher award, plus a prorated portion of any current quarterly or annual bonus, plus benefits continuation through the earlier of 42 months following termination or eligibility for new benefits. As with her previous agreement, all payments made following a “change in control” are to be grossed-up for Ms. Bryan’s excise taxes if the payment exceeds prescribed limits;

(iv)	in the event of Ms. Bryan’s death, her estate will be entitled to her base salary for a period of ninety days following the date of her death and a prorated portion of any incentive compensation earned for the quarter in which her death occurred, plus a prorated bonus for the year in which her death occurs for any incentive compensation plan with annual objectives;

(v)	in the event of Ms. Bryan’s “Disability” as such term is defined in the Agreement, Ms. Bryan shall receive base salary for a period of ninety days following the date the agreement is terminated due to Disability and a prorated portion of any incentive compensation earned for the quarter in which the agreement is terminated due to Disability, plus a prorated bonus for the year in which the termination takes place for any incentive compensation plan with annual objectives; and

(vi)	the agreement also provides for non-disclosure by Ms. Bryan of our confidential information and includes covenants by Ms. Bryan not to compete with Insight or solicit its employees, suppliers or customers for a period of two years following termination of employment.

INSIGHT ENTERPRISES, INC.
The table below outlines the potential payments to Ms. Bryan upon the occurrence of certain termination triggering events assuming a hypothetical effective date of termination of December 31, 2008:

		Stock Based
		Compensation
Triggering Event	Severance	Awards(1)	Benefits(2)	Total

Termination Without Cause or for Good Reason as defined in the employment agreement	$1,201,120	$—	$10,178	$1,211,298

Involuntary Termination — Change in Control	1,201,120	885,504	52,636	2,139,260

Disability	270,000	—	—	270,000

Death	270,000	—	—	270,000

(1)	Represents the unamortized expense related to outstanding options and the unamortized expense related to RSUs at December 31, 2008. Assuming a hypothetical date of termination of December 31, 2008, the intrinsic value of the option awards and stock awards available to Ms. Bryan is $0 and $103,500, respectively, which represents the value based the closing price of the Company’s common stock on December 31, 2008 of $6.90 per share.

(2)	Includes $34,825 related to a Section 280 tax gross-up in the event of an Involuntary Termination following a Change in Control.
Stuart A. Fenton
(i)	effective date as of September 12, 2002, amended effective as of July 1, 2004;

(ii)	upon termination of employment for reasons other than those specifically defined in the agreement, a lump-sum payment in an amount equal to 165,000 British Pounds Sterling, less the amount paid in salary during the required statutory notice period; and

(iii)	the agreement also provides for non-disclosure by Mr. Fenton of our confidential information and includes covenants by Mr. Fenton not to compete with the Company for a period of twelve months following termination of employment and not to solicit the employees, suppliers and customers for a period of eighteen months following termination of employment.
The table below outlines the potential payments to Mr. Fenton upon the occurrence of certain termination triggering events assuming a hypothetical effective date of termination of December 31, 2008:

		Stock Based
		Compensation
Triggering Event	Severance(1)	Awards(2)	Total

Termination	$239,250	$—	$239,250

Termination Following a Change in Control	239,250	97,887	337,137

Death	—	97,887	97,887

(1)	Severance payment translated into U.S. dollars using the British Pound Sterling exchange rate in effect on December 31, 2008 of $1.45.

(2)	Represents the unamortized expense related to outstanding options and the unamortized expense related to RSUs at December 31, 2008. Assuming a hypothetical date of termination of December 31, 2008, the intrinsic value of the option awards and stock awards available to Mr. Fenton is $0 and $198,258, respectively, which represents the value based upon the closing price of the Company’s common stock on December 31, 2008 of $6.90 per share.

INSIGHT ENTERPRISES, INC.
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth information regarding outstanding equity awards at December 31, 2008 for the named executive officers.

	Option Awards				Stock Awards
								Equity
								Incentive
								Plan
								Awards:
							Equity	Market or
							Incentive	Payout
							Plan Awards:	Value of
						Market	Number of	Unearned
	Number	Number of				Value of	Unearned	Shares,
	of	Securities			Number of	Shares or	Shares, Units	Units or
	Securities	Underlying			Shares or	Units of	or Other	Other
	Underlying	Unexercised			Units of Stock	Stock That	Rights That	Rights That
	Unexercised	Options (#)	Option	Option	That Have Not	Have Not	Have Not	Have Not
	Options (#)	Unexercisable	Exercise Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	(1)	($)	Date	(#)(2)	($)(3)	(#)(4)	($)(3)
Richard A. Fennessy	500,000	—	19.90	11/15/2009	—	—	—	—
	250,000	—	20.36	1/3/2010	—	—	—	—
	100,000	—	18.53	5/6/2010	—	—	—	—
	—	—	—	—	5,333	36,798	—	—
	—	—	—	—	9,600	66,240	—	—
	—	—	—	—	37,333	257,598	—	—
	—	—	—	—	—	—	300,000	2,070,000

Glynis A. Bryan	66,667	133,333	17.77	12/17/2012	—	—	—	—
	—	—	—	—	15,000	103,500	—	—

Stuart A. Fenton	20,000	—	18.53	5/6/2010	—	—	—	—
	46,500	—	21.25	2/4/2009	—	—	—	—
	—	—	—	—	3,000	20,700	—	—
	—	—	—	—	5,200	35,880	—	—
	—	—	—	—	20,533	141,678	—	—
	—	—	—	—	—	—	100,000	690,000

Mark T. McGrath(5)	200,000	—	19.72	5/23/2010	—	—	—	—
	—	—	—	—	4,000	27,600	—	—
	—	—	—	—	7,200	49,680	—	—
	—	—	—	—	28,000	193,200	—	—
	—	—	—	—	—	—	150,000	1,035,000

Gary M. Glandon(5)	50,000	—	18.35	2/21/2010	—	—	—	—
	60,000	—	18.53	5/6/2010	—	—	—	—
	—	—	—	—	2,000	13,800	—	—
	—	—	—	—	3,600	24,840	—	—
	—	—	—	—	14,000	96,600	—	—

Catherine W. Eckstein(5)	—	—	—	—	—	—	—	—

INSIGHT ENTERPRISES, INC.

(1)	Unvested options vest ratably over three years.

(2)	Under various service-based equity incentive compensation programs, our named executive officers have received varying levels of grants of service-based RSUs and restricted stock awards that vest ratably over three years. The awards to Ms. Bryan were made under the 2007 Plan.

In addition, pursuant to the 2007 and 2006 performance-based equity incentive compensation programs, grants of RSUs to our named executive officers were made in February 2007 and January 2006, respectively, and the number of actual RSUs ultimately awarded was determined by actual achievement of consolidated non-GAAP diluted EPS of the Company for the fiscal years ending December 31, 2007 and 2006 against target consolidated non-GAAP diluted EPS. On the vest date, the RSUs converted to service-based RSUs and one-third of the RSUs vested, with the remainder vesting ratably over the following two years. All of these grants of RSUs were made under the 1998 Plan.

Pursuant to the 2008 performance-based equity-based incentive compensation program, grants of performance-based RSUs to our named executive officers were made in February 2008. The number of actual RSUs ultimately awarded was zero, determined by non-achievement of minimum targeted consolidated non-GAAP diluted EPS of the Company for the fiscal year ending December 31, 2008.

(3)	Represents the value based upon the number of shares awarded multiplied by the closing price on December 31, 2008 ($6.90).

(4)	Pursuant to the 2008 Performance-Awarded RSU Retention Plan, Messrs. Fennessy, Fenton and McGrath received an award of 300,000, 100,000 and 150,000 RSUs, respectively, to be issued based upon achievement of specific stock price hurdles within specific timeframes. No shares were issued under this plan in 2008, and no shares will be issued under this plan or in the future.

(5)	Mr. McGrath, Mr. Glandon and Ms. Eckstein resigned from the Company effective March 1, 2009, April 2, 2009 and July 18, 2008, respectively.
Option Exercises and Stock Vested Table
The following table sets forth information with respect to shares of Insight Enterprises, Inc. common stock acquired through exercises of stock options and vesting of restricted shares and units and the number of shares acquired and value realized on exercise or vesting by the named executive officers during 2008.

	Option Awards		Stock Awards
	Number of		Number of
	Shares		Shares
	Acquired	Value Realized	Acquired	Value Realized
Name	on Exercise (#)	on Exercise ($)	on Vesting (#)(1)	on Vesting ($)(1)

Richard A. Fennessy	—	—	58,600	1,046,873

Glynis A. Bryan	—	—	—	—

Stuart A. Fenton	25,000	220,128	18,467	334,240

Mark T. McGrath	—	—	30,200	517,492

Gary M. Glandon	—	—	12,600	228,046

Catherine W. Eckstein	—	—	14,266	248,504

(1)	During 2008, the stock awards that vested for the named executive officers in the United States were net-share settled such that the Company withheld shares with value equivalent to the named executive officer’s minimum statutory United States tax obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. The amounts in the table represent the gross number of shares and value realized on vesting for each of the named executive officers. The net number of shares acquired by Mr. Fennessy, Mr. McGrath, Mr. Glandon and Ms. Eckstein on vesting were 38,565, 20,197, 8,262 and 9,397, respectively.

INSIGHT ENTERPRISES, INC.
Nonqualified Deferred Compensation Table
Effective January 1, 2008, the Company established the Insight Nonqualified Deferred Compensation Plan (“Deferred Compensation Plan”) with an effective date of January 1, 2008. The Deferred Compensation Plan is a nonqualified deferred compensation plan maintained primarily to provide deferred compensation benefits for “a select group of management or highly compensated employees” as defined by the Employee Retirement Income Security Act of 1974, as amended, and was designed to comply with Section 409A of the Code. The Deferred Compensation Plan permits participants to voluntarily defer receipt of compensation including salary, bonuses and any other cash compensation, up to 90% of base salary and up to 100% for other cash compensation. Participants earn a rate of return on their deferred amounts based on their selection from a variety of independently managed funds. Employees are fully vested in their deferrals, but withdrawals at times other than deferral dates selected by participants are not permitted until retirement, termination of employment, disability or death, except in case of unforeseen emergencies. The Company does not provide a guaranteed rate of return on these deferred amounts, and the rate of return realized depends on the participant’s fund selections and market performance of these funds.

	Executive	Company	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings	Withdrawals/	Balance at
	in Last FY	in Last FY	in Last FY	Distributions	Last FYE
Name	($) (1)	($)(2)	($)(3)	($)(4)	($)(5)

Richard A. Fennessy	87,708	—	(19,204)	—	68,504

Gary M. Glandon	12,987	—	(2,332)	—	10,655

(1)	The amounts reported in this column reflect, on a cash basis, named executive officer contributions during 2008 to our Deferred Compensation Plan, a non-qualified deferred compensation plan. All of the salary and non-equity compensation amounts voluntarily deferred by the named executive officers are included in the salary and non-equity incentive compensation amounts reported for the named executive officers in the Summary Compensation Table.

(2)	The Company does not currently make any contributions to the Deferred Compensation Plan.

(3)	The amounts are deemed investment returns in 2008 on employee contributions.

(4)	No withdrawals or distributions were made to any named executive officers under the Deferred Compensation Plan in 2008.

(5)	The balances are the balances of the named executive officers’ accounts as of the end of 2008. All of the salary and non-equity compensation amounts voluntarily deferred by the named executive officers are included in the salary and non-equity incentive compensation amounts reported for the named executive officers in the Summary Compensation Table.

INSIGHT ENTERPRISES, INC.
Director Compensation
Mr. Fennessy does not receive any separate compensation for his Board service or activities. In 2008, each non-employee director received $20,000 per quarter for serving on the Board. An additional $1,250 per quarter was paid to the director serving as Chair of a committee. For 2009, each non-employee director will again receive $20,000 per quarter for serving on the Board and $2,500 per quarter for serving as Chair of a committee. For 2008, Mr. Crown, Chair of the Board, was paid a retainer of $110,000 in lieu of standard compensation for directors because of his time commitments to the Company as Chair of the Board. For 2009, the Compensation Committee has recommended to the Board for approval and the Board has approved a $110,000 retainer for Mr. Crown for service as Chair of the Board. We reimburse non-employee directors for their reasonable expenses incurred in connection with service as directors, and non-employee directors may elect to participate in the medical and dental benefit programs offered to all teammates at the rates paid by teammates of the Company.
In 2008, non-employee directors received 2,000 RSUs upon joining the Board and all directors received a grant of RSUs equal in value to $70,000 on the date of the approval of the award, which amounted to 3,500 shares that will vest ratably over three years, subject to continued Board service. For 2009, existing non-employee directors will continue to receive a grant of RSUs equal to $70,000, but the valuation will be calculated at the closing price of the Company’s shares on the date of its annual meeting, in accordance with the Company’s past practices. Upon joining the Board, new non-employee directors will receive a pro-rata share of the last annual grant of RSUs to the other non-employee directors, based on the number of whole months the new non-employee director will serve before the next regularly scheduled annual meeting date. These awards will also vest ratably over three years, subject to continued Board service.
The table below sets forth information concerning compensation of the Company’s directors in 2008.

	Fees Earned or
	Paid in
	Cash	Stock Awards	Option Awards
Name	($)	($)(1)(3)	($)(2)(3)	Total ($)

Timothy A. Crown	110,000	31,183	—	141,183

Bennett Dorrance	80,000	31,183	868	112,051

Michael M. Fisher	85,000	31,183	868	117,051

Larry A. Gunning	80,000	31,183	868	112,051

Anthony A. Ibargüen	40,000	4,024	—	44,024

Robertson C. Jones	85,000	31,183	868	117,051

Kathleen S. Pushor	80,000	31,183	3,329	114,512

David J. Robino	85,000	44,032	—	129,032

(1)	These amounts reflect the dollar amount recognized in accordance with SFAS No. 123R for financial statement purposes for the year ended December 31, 2008. These amounts include awards pursuant to the 2007 Plan and the 1998 Plan and thus may include amounts from awards granted in and prior to 2008. Assumptions used in the calculations of these amounts are included in the footnotes to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2008, which are included in Item 8 of this report. An estimate of forfeitures is not included in these amounts nor were any actual forfeitures included in these amounts. On July 1, 2008, Mr. Ibargüen was granted 2,000 restricted stock units related to the commencement of his Board service. The grant date fair value of these awards was $24,080 (calculated by multiplying the number of shares by $12.04 per share, the closing price reported by The Nasdaq Global Select Market). On May 6, 2008, each continuing non-employee director was granted 3,500 restricted stock units in connection with their annual award. The grant date fair value of each of these awards was $42,525 (calculated by multiplying the number of shares by $12.15 per share, the closing price reported by The Nasdaq Global Select Market).

(2)	These amounts reflect the dollar amount recognized in accordance with SFAS No. 123R for financial statement purposes for the year ended December 31, 2008. These amounts include awards pursuant to the 1998 Plan and the 1999 Broad Based Plan and thus include amounts from awards granted prior to 2008. Assumptions used in the calculations of these amounts are included in footnotes to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2008, which are included in Item 8 of this report. An estimate of forfeitures is not included in these amounts nor were any actual forfeitures included in these amounts. There were no option awards made to non-employee directors during 2008.

INSIGHT ENTERPRISES, INC.

(3)	As of December 31, 2008, the aggregate number of stock awards and option awards outstanding for each director was as follows:

Name	Stock Awards	Option Awards

Timothy A. Crown	7,000	186,000

Bennett Dorrance	7,000	10,000

Michael M. Fisher	7,000	12,593

Larry A. Gunning	7,000	12,593

Anthony A. Ibargüen	2,000	—

Robertson C. Jones	7,000	12,593

Kathleen S. Pushor	7,000	5,000

David J. Robino	8,000	—
The cost of certain perquisites and other personal benefits are not included because in the aggregate they did not exceed, in the case of any director, $10,000..

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
The following table gives information with respect to our existing equity compensation plans as of December 31, 2008:

	Number of			Number of Securities
	Securities to be		Weighted	Remaining Available for
	Issued upon		Average	Future Issuance under
	Exercise of		Exercise Price	Equity Compensation Plans
	Outstanding		of Outstanding	(Excluding Securities
	Options		Options	Reflected in Column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders	2,444,379	(1)	$19.36	3,026,135	(2)

Equity compensation plans not approved by security holders	92,294	(3)	$22.47	—

Total	2,536,673		$19.47	3,026,135

(1)	Consists of options that are outstanding under our 1998 Long Term Incentive Plan, our 1994 Stock Option Plan and our 2007 Omnibus Plan (the “2007 Plan”).

(2)	Consists of shares of common stock remaining available for issuance under the 2007 Plan.

(3)	Consists of options that are outstanding under our 1999 Broad Based Plan.

INSIGHT ENTERPRISES, INC.
On October 1, 2007, Insight’s Board of Directors approved the 2007 Plan, and it became effective when it was approved by Insight’s stockholders at the annual meeting on November 12, 2007. The 2007 Plan is administered by the Compensation Committee of Insight’s Board of Directors. Except as provided below, the Compensation Committee has the exclusive authority to administer the 2007 Plan, including the power to determine eligibility, the types of awards to be granted, the price and the timing of awards. Under the 2007 Plan, the Compensation Committee may delegate some of its authority to our Chief Executive Officer to grant awards to individuals other than individuals who are subject to the reporting requirements of Section 16(a) of the Exchange Act. Teammates, officers and members of the Board of Directors are eligible for awards under the 2007 Plan, and consultants and independent contractors are also eligible if they provide bona fide services to Insight that are not related to capital raising or promoting or maintaining a market for Insight’s stock. The 2007 Plan allows for awards of options, stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs), performance awards as well as grants of cash awards. A total of 4,250,000 shares of stock are reserved for awards issued under the 2007 Plan. As of December 31, 2008, 3,026,135 shares of stock were available for grant under the 2007 Plan.
In October 1997, the Company’s stockholders approved the 1998 Long-Term Incentive Plan (the “1998 LTIP”) for our officers, teammates, directors, consultants and independent contractors. The 1998 LTIP authorized grants of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted common stock and performance-based awards. In 2000, the Company’s stockholders approved an amendment to the 1998 LTIP increasing the number of shares eligible for awards to 6,000,000 and allowing our Board of Directors to reserve (which it did) additional shares such that the number of shares of common stock available for grant under the 1998 LTIP and any other option plans, plus the number of options to acquire shares of common stock granted but not yet exercised, or in the case of restricted stock, granted but not yet vested, under the 1998 LTIP and any other option plans, shall not exceed 20% of the outstanding shares of our common stock at the time of calculation of the additional shares. With stockholder approval of the 2007 Plan in November 2007, as discussed above, no more grants will be made under the 1998 LTIP.
In September 1999, we established the 1999 Broad Based Employee Stock Option Plan (the “1999 Broad Based Plan”) for our teammates. The total number of stock options initially available for grant under the 1999 Broad Based Plan was 1,500,000; provided, however, that no more than 20% of the shares of stock available under the 1999 Broad Based Plan may be awarded to the officers of the Company. With stockholder approval of the 2007 Plan in November 2007, as discussed above, no more grants will be made under the 1999 Broad Based Plan.

INSIGHT ENTERPRISES, INC.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 30, 2009 (except as otherwise indicated) by (i) each person or entity known to us own beneficially more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of the named executive officers and (iv) all directors and executive officers as a group.

	Shares of Common Stock Beneficially
	Owned (1)
Name	Number of Shares		Percent
FMR LLC	5,109,196	(2)	11.21%

AXA Financial, Inc. and affiliated entities	4,927,778	(3)	10.80%

Dimensional Fund Advisors LP	3,649,089	(4)	8.01%

Barclays Global Investors, N.A. and affiliated entities	3,410,493	(5)	7.48%

Jennison Associates LLC	2,764,263	(6)	6.06%

Richard A. Fennessy	1,033,370	(7)	2.21%

Timothy A. Crown	352,667	(8)	*

Mark T. McGrath	296,773	(9)	*

Glynis A. Bryan	77,320	(10)	*

Gary M. Glandon	77,118	(11)	*

Stuart A. Fenton	53,467	(12)	*

Robertson C. Jones	35,094	(13)	*

Catherine W. Eckstein	18,331		*

Michael M. Fisher	15,594	(14)	*

Larry A. Gunning	13,094	(15)	*

Kathleen S. Pushor	12,701	(16)	*

Bennett Dorrance	10,001	(17)	*

Anthony A. Ibargüen	4,000		*

David J. Robino	3,335	(18)	*

All directors and executive officers as a group (17 persons)	2,082,878	(19)	4.41%

*	Less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to securities. In accordance with SEC rules, a person is deemed to own beneficially any shares that such person has the right to acquire within 60 days of the date of determination of beneficial ownership. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, to our knowledge the persons or entities named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	Share data based on information in a Schedule 13G filed on March 10, 2009 with the SEC by FMR LLC. As of February 28, 2009, the Schedule 13G indicates that FMR LLC had sole voting power with respect to 2,600 shares, shared voting power with respect to 0 shares, sole dispositive power with respect to 5,109,196 shares and shared dispositive power with respect to 0 shares. The address of FMR LLC is 82 Devonshire Street, Boston, MA 02109.

INSIGHT ENTERPRISES, INC.

(3)	Share data based on information in an amendment to a Schedule 13G filed on February 13, 2009 with the SEC by AXA Financial, Inc., AXA, The Mutuelles AXA and certain of their affiliated entities. As of December 31, 2008, the Schedule 13G indicates that AXA Rosenberg Investment Management LLC, AllianceBernstein and AXA Equitable Life Insurance had sole voting power as to 1,136,652 shares, 2,492,338 shares and 2,900 shares, respectively, and sole dispositive power as to 2,122,195 shares, 2,802,683 shares and 2,900 shares, respectively. The address for AXA Financial, Inc. is 1290 Avenue of the Americas, New York, New York 10104, the address for AXA is 25, avenue Matignon, 75008 Paris, France and the address for The Mutuelles AXA is 26, rue Drouot, 75009 Paris, France.

(4)	Share data based on information in an amendment to a Schedule 13G filed on February 9, 2009 with the SEC by Dimensional Fund Advisors LP. As of December 31, 2008, the Schedule 13G indicates that Dimensional Fund Advisors LP had sole voting power with respect to 3,536,434 shares and sole dispositive power with respect to 3,649,089 shares. The address of Dimensional Fund Advisors LP is Palisades West, Building One. 6300 Bee Cave Road, Austin, TX 78746.

(5)	Share data based on information in a Schedule 13G filed on February 5, 2009 with the SEC by Barclays Global Investors, NA (“Barclays Investors”), Barclays Global Fund Advisors (“Barclays Fund Advisors”), Barclays Global Investors, LTD (“Barclays Investors Ltd.”), Barclays Global Investors Japan Limited (“Barclays Japan Limited”), Barclays Global Investors Canada Limited (“Barclays Canada Limited”), Barclays Global Investors Australia Limited (“Barclays Australia Limited”) and Barclays Global Investors (Deutschland) AG (“Barclays Global Investors AG”). As of December 31, 2008, the Schedule 13G indicates that Barclays Investors has sole voting power as to 1,130,409 shares and sole dispositive power as to 1,322,211 shares, Barclays Fund Advisors has sole voting power as to 1,538,275 shares and sole dispositive power as to 2,057,203 shares, Barclays Investors Ltd. has sole dispositive power as to 1,670 shares and sole dispositive power as to 31,079 shares. The address for Barclays Investors and Barclays Fund Advisors is 400 Howard Street, San Francisco, CA 94105, the address for Barclays Investors Ltd. is Murray House, 1 Royal Mint Court, London, United Kingdom EC3N 4HH, the address for Barclays Japan Limited is Ebisu Prime Square Tower 8th Floor, 1-1-39 Hiroo Shibuya-Ku, Tokyo 150-8402 Japan. The address for Barclays Canada Limited is Brookfield Place 161 Bay Street, Suite 2500, PO Box 614, Toronto, Canada, Ontario M5J 2S1. The address for Barclays Australia Limited is Level 43, Grosvenor Place, 225 George Street, PO Box N43, Sydney, Australia, NSW 1220. The address for Barclays Global Investors AG is Apianstrasse 6, D-85774, Unterfohring, Germany.

(6)	Share data based on information in a Schedule 13G filed on February 17, 2009 with the SEC by Jennison Associates LLC. As of December 31, 2008, the Schedule 13G indicates that Jennison Associates LLC had sole voting power with respect to 2,713,363 shares and shared dispositive power with respect to 2,764,263 shares. The address of Jennison Associates LLC is 466 Lexington Avenue, New York, NY 10017.

(7)	Includes 850,000 shares subject to options exercisable within 60 days of April 30, 2009.

(8)	Includes 1,500 shares subject to restricted stock that will vest within 60 days of April 30, 2009.

(9)	Includes 200,000 shares subject to options exercisable within 60 days of April 30, 2009.

(10)	Includes 66,667 shares subject to options exercisable within 60 days of April 30, 2009.

(11)	Includes 60,000 shares subject to options exercisable within 60 days of April 30, 2009.

(12)	Includes 20,000 shares subject to options exercisable within 60 days of April 30, 2009.

(13)	Includes 11,593 shares subject to options exercisable or restricted stock that will vest within 60 days of April 30, 2009.

(14)	Includes 11,593 shares subject to options exercisable or restricted stock that will vest within 60 days of April 30, 2009.

(15)	Includes 11,593 shares subject to options exercisable or restricted stock that will vest within 60 days of April 30, 2009.

(16)	Includes 6,500 shares subject to options exercisable or restricted stock that will vest within 60 days of April 30, 2009.

(17)	Includes 4,000 shares subject to options exercisable or restricted stock that will vest within 60 days of April 30, 2009.

(18)	Includes 1,834 shares subject to restricted stock that will vest within 60 days of April 30, 2009.

(19)	Includes 1,294,030 shares subject to options exercisable or restricted stock that will vest within 60 days of April 30, 2009.

INSIGHT ENTERPRISES, INC.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons, Promoters and Certain Control Persons
Our written policy provides that any transaction with respect to a director or executive officer who is subject to the reporting requirements of Section 16(a) of the Exchange Act must be reviewed and approved, in advance, by the Audit Committee. Any such related party transactions will only be approved if the Audit Committee determines that such transaction will not impair the involved person’s service to, and exercise of judgment on behalf of, the Company, or otherwise create a conflict of interest that would be detrimental to the Company.
Director Independence
The Board has determined that all of our directors, except for Mr. Fennessy, our President and Chief Executive Officer, meet the independence requirements of the Marketplace Rules of the NASDAQ Stock Market. The independent directors hold executive sessions without management present on a quarterly basis and more often as they determine appropriate.
Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm during the year ended December 31, 2008 was KPMG. KPMG has audited our consolidated financial statements since 1988.
Fees and Independence
Audit Fees. KPMG billed us an aggregate of $4,109,000 and $4,372,000 for professional services rendered for the audit of our consolidated financial statements, reviews of our consolidated financial statements included in our quarterly reports on Form 10-Q and statutory audits for foreign subsidiaries for the years ended December 31, 2008 and 2007, respectively.
Audit-Related Fees. Audit-related fees billed by KPMG for the year ended December 31, 2008 were $104,000 and included an audit in accordance with Statement on Auditing Standards No. 70 and a compliance audit of a United Kingdom contract. No audit related fees were paid to KPMG for the year ended December 31, 2007.
Tax Fees. Tax fees billed by KPMG for the years ended December 31, 2008 and 2007 of $104,000 and $84,000, respectively, include fees for services relating to tax compliance, expatriates and tax planning and advice, including assistance with tax audits.
All Other Fees. There were no other fees paid to KPMG for the years ended December 31, 2008 and 2007.
The Audit Committee has determined that the provision of services by KPMG described in the preceding paragraphs is compatible with maintaining KPMG’s independence. All permissible non-audit services provided by KPMG in 2008 were pre-approved by the Audit Committee. In addition, no audit engagement hours were spent by people other than KPMG’s full-time, permanent employees.
Pursuant to Section 202 of the Sarbanes-Oxley Act of 2002, our Audit Committee has approved all auditing and non-audit services performed to date and currently planned to be provided related to the fiscal year 2008 by our independent registered public accounting firm, KPMG. The services include the annual audit, quarterly reviews, statutory audits for foreign subsidiaries, issuances of consents related to SEC filings and certain tax compliance services.
The Audit Committee has adopted procedures for pre-approving all audit and permissible non-audit services provided by KPMG. For each non-audit service, as defined in the policy, performed by KPMG, an engagement letter confirming the scope and terms of the work to be performed is submitted to the Audit Committee for pre-approval. Any modification to an executed engagement letter must also be pre-approved by the Audit Committee. As permitted by Section 10A(i)(3) of the Exchange Act, the Audit Committee has delegated pre-approval authority to the Chair of the Audit Committee for all engagements under $100,000. The Chair of the Audit Committee must report any pre-approval decisions to the Audit Committee at its next regular quarterly meeting. All non-audit services provided by KPMG were pre-approved by the Audit Committee during 2008.

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
Dated: May 11, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard A. Fennessy Richard A. Fennessy	President, Chief Executive Officer and Director	May 11, 2009

/s/ Glynis A. Bryan Glynis A. Bryan	Chief Financial Officer (principal financial officer and principal accounting officer)	May 11, 2009

/s/ Timothy A. Crown* Timothy A. Crown	Chairman of the Board	May 11, 2009

/s/ Bennett Dorrance* Bennett Dorrance	Director	May 11, 2009

/s/ Michael M. Fisher* Michael M. Fisher	Director	May 11, 2009

/s/ Larry A. Gunning* Larry A. Gunning	Director	May 11, 2009

/s/ Robertson C. Jones* Robertson C. Jones	Director	May 11, 2009

/s/ Kathleen S. Pushor* Kathleen S. Pushor	Director	May 11, 2009

/s/ David J. Robino* David J. Robino	Director	May 11, 2009

/s/ Anthony A. Ibargüen* Anthony Ibargüen	Director	May 11, 2009

* By:	/s/ Steven R. Andrews Steven R. Andrews, Attorney in Fact

INSIGHT ENTERPRISES, INC.
EXHIBITS TO FORM 10-K
YEAR ENDED DECEMBER 31, 2008
Commission File No. 0-25092
(Unless otherwise noted, exhibits are filed herewith.)

Exhibit No.			Description
3.1		—	Composite Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of our annual report on Form 10-K for the year ended December 31, 2005).

3.2		—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on January 14, 2008).

3.3		—	Form of Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 5 of our Registration Statement on Form 8-A (no. 00-25092) filed on March 17, 1999).

4.1		—	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).

10.1	(1)	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of our annual report on Form 10-K for the year ended December 31, 2006).

10.2	(2)	—	1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of our Registration Statement on Form S-8 (No. 333-110915) declared effective December 4, 2004).

10.3	(2)	—	1998 Employee Restricted Stock Plan (incorporated by reference to Exhibit 99.3 of our Form S-8 (No. 333-69113) filed on December 17, 1998).

10.4	(2)	—	1998 Officer Restricted Stock Plan (incorporated by reference to Exhibit 99.2 of our Form S-8 (No. 333-69113) filed on December 17, 1998).

10.5	(2)	—	1999 Broad Based Employee Stock Option Plan (incorporated by reference to Exhibit 10.14 of our annual report on Form 10-K for the year ended December 31, 1999).

10.6	(2)	—
Executive Service Agreement between Insight Direct UK Limited and Stuart Fenton dated September 12, 2002 (incorporated by reference to Exhibit 10.31 of our annual report on Form 10-K for the year ended December 31, 2002).

10.7		—
Receivables Purchase Agreement dated as of December 31, 2002 among Insight Receivables, LLC, Insight Enterprises, Inc., Jupiter Securitization Corporation, Bank One NA (main office — Chicago), and the entities party thereto from time to time as financial institutions (incorporated by reference to Exhibit 10.38 of our annual report on Form 10-K for the year ended December 31, 2002).

10.8		—
Amended and Restated Receivables Sale Agreement dated as of September 3, 2003 by and among Insight Direct USA, Inc. and Insight Public Sector, Inc. as originators, and Insight Receivables, LLC, as buyer (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the quarter ended September 30, 2003).

10.9		—
Amendment No. 1 to Receivables Purchase Agreement dated as of September 3, 2003 among Insight Receivables, LLC, Insight Enterprises, Inc. and Jupiter Securitization Corporation, Bank One NA (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q for the quarter ended September 30, 2003).

10.10		—
Amendment No. 2 to Receivables Purchase Agreement dated as of December 23, 2003 among Insight Receivables, LLC, Insight Enterprises, Inc. and Jupiter Securitization Corporation, Bank One NA (incorporated by reference to Exhibit 10.42 of our annual report on Form 10-K for the year ended December 31, 2003).

10.11	(2)	—
Employment Agreement between Insight Enterprises, Inc. and Karen K. McGinnis dated as of and effective October 15, 2004 (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q for the quarter ended September 30, 2004).

10.12	(2)	—
Employment Agreement between Insight Enterprises, Inc. and Richard A. Fennessy dated as of October 24, 2004, effective November 15, 2004 (incorporated by reference to Exhibit 99.1 of our current report on Form 8-K filed on October 28, 2004).

10.13	(2)	—
First Amendment to Employment Agreement between Insight Enterprises, Inc. and Timothy A. Crown dated as of March 4, 2005 and effective March 1, 2005 (incorporated by reference to Items 1.01 and 1.02 of our current report on Form 8-K filed on March 10, 2005).

INSIGHT ENTERPRISES, INC.
EXHIBITS TO FORM 10-K (continued)
YEAR ENDED DECEMBER 31, 2008
Commission File No. 0-25092

Exhibit No.			Description
10.14	(2)	—
Amendment to Executive Service Agreement between Insight Direct (UK) and Stuart Fenton dated as of March 1, 2005 and effective July 1, 2004 (incorporated by reference to Exhibit 10.25 of our annual report on Form 10-K for the year ended December 31, 2004).

10.15	(2)	—
First Amendment to Employment Agreement between Insight Enterprises, Inc. and Karen K. McGinnis dated as of April 26, 2005 and effective January 1, 2005 (incorporated by reference to Exhibit 10.3 of our quarterly report on Form 10-Q for the quarter ended March 31, 2005).

10.16		—
Amendment No. 5 to Receivables Purchase Agreement dated as of March 25, 2005 among Insight Receivables, LLC (the “Seller”), Insight Enterprises, Inc. (the “Servicer”), JP Morgan Chase Bank N.A. (successor by merger to Bank One, NA (Main Office Chicago)), as a Financial Institution and as Agent (in its capacity as Agent, the “Agent”), and Jupiter Securitization Corporation (“Jupiter”) (incorporated by reference to Exhibit 10.4 of our quarterly report on Form 10-Q for the quarter ended March 31, 2005).

10.17	(2)	—
Employment Agreement between Insight Direct USA, Inc. and Mark McGrath dated as of May 15, 2005 to be effective May 23, 2005 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on May 19, 2005).

10.18		—
Amendment No. 6 to Receivables Purchase Agreement dated as of December 19, 2005 among Insight Receivables, LLC (the “Seller”), Insight Enterprises, Inc. (the “Servicer”), JP Morgan Chase Bank N.A. (successor by merger to Bank One, NA (Main Office Chicago)), as a Financial Institution and as Agent (in its capacity as Agent, the “Agent”), and Jupiter Securitization Corporation (“Jupiter”) (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on December 22, 2005).

10.19		—
Stock Purchase Agreement, dated as of June 14, 2006, by and among Teletech Holdings, Inc., Insight Enterprises, Inc. and Direct Alliance Corporation (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on June 15, 2006).

10.20		—
Stock Purchase Agreement, dated as of July 20, 2006, by and among Insight Enterprises, Inc., Level 3 Communications, Inc. and Technology Spectrum Inc. (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on July 21, 2006).

10.21		—
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

INSIGHT ENTERPRISES, INC.
EXHIBITS TO FORM 10-K (continued)
YEAR ENDED DECEMBER 31, 2008
Commission File No. 0-25092

Exhibit No.			Description
10.22	(2)	—	Stanley Laybourne Retirement/Termination Program — Summary of Key Terms. (incorporated by reference to Exhibit 10.30 of our annual report on Form 10-K for the year ended December 31, 2006).

10.23	(2)	—
Employment Agreement between Insight Enterprises, Inc. and Steven R. Andrews dated September 12, 2007 (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the quarter ended September 30, 2007).

10.24	(2)	—
Employment Agreement between Insight Enterprises, Inc. and Glynis A. Bryan dated December 16, 2007 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on November 21, 2007).

10.24.1	(2)	—	Offer letter between Insight Enterprises, Inc. and Glynis A. Bryan dated November 16, 2007 (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on November 21, 2007).

10.25	(2)	—	2007 Omnibus Plan (incorporated by reference to Annex A of our Proxy Statement filed on October 9, 2007).

10.26		—
Agreement and Plan of Merger, dated as of January 24, 2008, by and among Insight Enterprises, Inc., Insight Networking Services, LLC, and Calence, LLC (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on January 28, 2008).

10.27		—
Support Agreement, dated January 24, 2008 among Insight Enterprises, Inc., Avnet, Inc., Calence Holdings, Inc., Michael F. Fong, Timothy J. Porthouse, Richard J. Lesniak, Jr., Mary Donna Rives Lesniak, The Richard J. Lesniak Revocable Trust and the Mary Donna Lesniak Irrevocable Trust (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on January 28, 2008).

10.28		—
Second Amended and Restated Credit Agreement, dated as of April 1, 2008, among Insight Enterprises, Inc., the European Borrowers from time to time party thereto, the Lenders party thereto, J.P. Morgan Europe Limited, as European Agent, Wells Fargo Bank, National Association and U.S. Bank, National Association, as Co-Syndication Agents, and JPMorgan Chase Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on April 4, 2008).

10.29		—
Amendment No. 1 to Second Amended and Restated Credit Agreement dated as of September 17, 2008 (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on September 23, 2008).

10.30		—
Separation and General Release Agreement by and between Insight Enterprises, Inc. and Stanley Laybourne dated as of May 1, 2007 (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the quarter ended June 30, 2008).

10.31		—
Employment Agreement between Insight Enterprises, Inc. and Catherine Eckstein, effective as of January 12, 2007 (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q for the quarter ended June 30, 2008).

10.32		—
Release and Severance Agreement between Insight Enterprises, Inc. and Catherine Eckstein (incorporated by reference to Exhibit 10.3 of our quarterly report on Form 10-Q for the quarter ended June 30, 2008).

10.33		—
Employment Agreement between Insight Enterprises, Inc. and Gary Glandon, effective as of January 12, 2007 (incorporated by reference to Exhibit 10.4 of our quarterly report on Form 10-Q for the quarter ended June 30, 2008).

10.34		—
Credit Agreement among Castle Pines Capital LLC, as an Administrative Agent, Wells Fargo Foothill, LLC as an Administrative Agent, as Syndication Agent and as Collateral Agent and Castle Pines Capital LLC and the other lenders party thereto and Calence, LLC, Insight Direct USA, Inc. as Resellers (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on September 23, 2008).

10.35		—
Amendment No. 9 to Receivables Purchase Agreement dated as of September 17, 2008 among Insight Receivables, LLC, Insight Enterprises, Inc., JPMorgan Chase Bank, N.A. as Agent and JS Siloed Trust as assignee of Jupiter Securitization Company LLC (incorporated by reference to Exhibit 10.3 of our current report on Form 8-K filed on September 23, 2008).

INSIGHT ENTERPRISES, INC.
EXHIBITS TO FORM 10-K (continued)
YEAR ENDED DECEMBER 31, 2008
Commission File No. 0-25092

Exhibit No.		Description
10.36	—	First Amendment to 2007 Omnibus Plan (incorporated by reference to Exhibit 10.4 of our quarterly report on Form 10-Q for the quarter ended September 30, 2008).

10.37	—	Executive Management Separation Plan effective as of January 1, 2008 (incorporated by reference to Exhibit 10.5 for our current report on Form 10-Q for the quarter ended September 30, 2008).

10.38	—
Amended and Restated Employment Agreement between Insight Enterprises, Inc. and Richard A. Fennessy dated as of January 1, 2009 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on January 7, 2009).

10.39	—
Amended and Restated Employment Agreement between Insight Enterprises, Inc. and Mark T. McGrath dated as of January 1, 2009 (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on January 7, 2009).

10.40	—
Amended and Restated Employment Agreement between Insight Enterprises, Inc. and Glynis A. Bryan dated as of January 1, 2009 (incorporated by reference to Exhibit 10.3 of our current report on Form 8-K filed January 7, 2009).

10.41	—
Amended and Restated Employment Agreement between Insight Enterprises, Inc. and Steven R. Andrews dated as of January 1, 2009 (incorporated by reference to Exhibit 10.4 of our current report on Form 8-K filed on January 7, 2009).

10.42	—
Amended and Restated Employment Agreement between Insight Enterprises, Inc. and Gary M. Glandon dated as of January 1, 2009 (incorporated by reference to Exhibit 10.5 of our current report on Form 8-K filed on January 7, 2009).

10.43	—
Amended and Restated Employment Agreement between Insight Enterprises, Inc. and Karen K. McGinnis dated as of January 1, 2009 (incorporated by reference to Exhibit 10.6 of our current report on Form 8-K filed on January 7, 2009).

10.44	—
Amended and Restated Employment Agreement between Insight Enterprises, Inc. and Stephen A. Speidel dated as of January 1, 2009 (incorporated by reference to Exhibit 10.7 of our current report on Form 8-K filed on January 7, 2009).

21	—	Subsidiaries of the Registrant.

23.1	—	Consent of KPMG LLP.

24.1	—	Power of Attorney for Timothy A. Crown dated May 4, 2009.

24.2	—	Power of Attorney for Bennett Dorrance dated May 4, 2009.

24.3	—	Power of Attorney for Michael M. Fisher dated May 4, 2009.

24.4	—	Power of Attorney for Larry A. Gunning dated May 4, 2009.

24.5	—	Power of Attorney for Anthony A. Ibargüen dated May 4, 2009.

24.6	—	Power of Attorney for Robertson C. Jones dated May 4, 2009.

24.7	—	Power of Attorney for Kathleen S. Pushor dated May 4, 2009.

24.8	—	Power of Attorney for David J. Robino dated May 4, 2009.

31.1	—	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	We have entered into a separate indemnification agreement with each of the following directors and executive officers that differ only in names and dates: Steven R. Andrews, Glynis A. Bryan, Timothy A. Crown, Bennett Dorrance, Richard A. Fennessy, Michael M. Fisher, Larry A. Gunning, Anthony A. Ibargüen, Helen K. Johnson, Robertson C. Jones, Kathleen S. Pushor, David J. Robino and Stephen A. Speidel. Pursuant to the instructions accompanying Item 601 of Regulation S-K, the Registrant is filing the form of such indemnification agreement.

(2)	Management contract or compensatory plan or arrangement.