Form 10-Q
period 2009-03-31
INSIGHT ENTERPRISES INC
filed 2009-05-15
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009
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
Yes ☑      No ☐
Indicate by a checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
The number of shares outstanding of the issuer’s common stock as of April 30, 2009 was 45,846,171.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
INSIGHT ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
Three Months Ended March 31, 2009

INSIGHT ENTERPRISES, INC.
FORWARD-LOOKING INFORMATION
Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect the amount and timing of net sales, gross profit, operating expenses, earnings from continuing operations, non-operating income and expenses, net earnings or cash flows, the payment of accrued expenses and liabilities; effects of acquisitions or dispositions; projections of capital expenditures; our projections about our outlook for 2009, including projected diluted earnings per share (excluding the impact of certain expenses and charges), our expectations about the hardware demand environment and the negative impact of changes to our key rebate program, and the benefits of cost reduction actions we have taken or may take; hiring plans; plans for future operations; the sufficiency of our liquidity and capital resources; the availability of financing and our needs or plans relating thereto; plans relating to our products and services; the effect of new accounting principles or changes in accounting policies; the effect of guaranty and indemnification obligations; projections about the outcome of ongoing tax audits and unrecognized tax benefits for uncertain tax positions; statements related to accounting estimates, including estimated stock option and other equity award forfeitures, and deferred compensation cost amortization periods; expectations about our effective tax rate; the timing of payments relating to previously accrued restructuring charges; projections about the outcome and effect of pending legal proceedings; our intentions regarding the investment of cash held by foreign subsidiaries; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions, and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that the events discussed in the forward-looking statements will be achieved, and actual results could differ materially from results described by forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:
•	general economic conditions, including concerns regarding a global recession and credit constraints;
•	changes in the information technology industry and/or the economic environment;
•	our reliance on partners for product availability, marketing funds, purchasing incentives and competitive products to sell;
•	the informal inquiry from the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) and stockholder litigation related to the restatement of our consolidated financial statements;
•	our ability to maintain compliance with Nasdaq’s requirements for continued listing;
•	our ability to collect our accounts receivable;
•	increased debt and interest expense and lower availability on our financing facilities and changes in the overall capital markets that could increase our borrowing costs or reduce future availability of financing;
•	disruptions in our information technology systems and voice and data networks, including our system upgrade and the migration of acquired businesses to our information technology systems and voice and data networks;
•	actions of our competitors, including manufacturers and publishers of products we sell;
•	the integration and operation of acquired businesses, including our ability to achieve expected benefits of the acquisitions;
•	seasonal changes in demand for sales of software licenses;
•	the risks associated with international operations;
•	exposure to changes in, or interpretations of, tax rules and regulations;
•	exposure to currency exchange risks and volatility in the U.S. dollar, Canadian dollar, the Euro and the British Pound Sterling exchange rates;
•	our dependence on key personnel;
•	failure to comply with the terms and conditions of our public sector contracts;
•	rapid changes in product standards; and
•	intellectual property infringement claims and challenges to our registered trademarks and trade names.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
INSIGHT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$67,193	$49,175
Accounts receivable, net of allowances for doubtful accounts of $20,774 and $20,156, respectively	843,672	990,026
Inventories	96,941	103,130
Inventories not available for sale	26,509	30,507
Deferred income taxes	40,032	40,075
Other current assets	43,886	37,495

Total current assets	1,118,233	1,250,408

Property and equipment, net of accumulated depreciation of $137,608 and $131,633, respectively	155,224	157,334
Goodwill	2,472	—
Intangible assets, net of accumulated amortization of $28,541 and $25,663, respectively	88,628	93,400
Deferred income taxes	88,445	89,757
Other assets	15,986	16,741

	$1,468,988	$1,607,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$661,244	$720,833
Accrued expenses and other current liabilities	166,063	175,769
Current portion of long-term debt	—	—
Deferred revenue	35,009	36,339

Total current liabilities	862,316	932,941

Long-term debt	171,000	228,000
Deferred income taxes	2,100	2,291
Other liabilities	21,584	22,440

	1,057,000	1,185,672

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 45,811 shares at March 31, 2009 and 45,595 shares at December 31, 2008 issued and outstanding	458	456
Additional paid-in capital	374,013	371,664
Retained earnings	33,493	40,290
Accumulated other comprehensive income — foreign currency translation adjustments	4,024	9,558

Total stockholders’ equity	411,988	421,968

	$1,468,988	$1,607,640

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
		As Restated
		(1)
Net sales	$951,160	$1,103,498
Costs of goods sold	819,389	951,876

Gross profit	131,771	151,622
Operating expenses:
Selling and administrative expenses	133,343	135,461
Severance and restructuring expenses	6,347	1,900

(Loss) earnings from operations	(7,919)	14,261
Non-operating (income) expense:
Interest income	(100)	(601)
Interest expense	2,099	2,666
Net foreign currency exchange gain	(51)	(937)
Other expense, net	279	319

(Loss) earnings before income taxes	(10,146)	12,814
Income tax (benefit) expense	(3,349)	4,641

Net (loss) earnings	$(6,797)	$8,173

Net (loss) earnings per share:
Basic	$(0.15)	$0.17

Diluted	$(0.15)	$0.17

Shares used in per share calculations:
Basic	45,710	48,540

Diluted	45,710	49,095

(1)	See Note 2 “Restatement of Consolidated Financial Statements.”
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2009	2008
		As Restated
		(1)
Cash flows from operating activities:
Net (loss) earnings	$(6,797)	$8,173
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	9,773	8,500
Provision for losses on accounts receivable	655	668
Write-downs of inventories	2,221	1,697
Non-cash stock-based compensation	6,091	3,195
Excess tax benefit from employee gains on stock-based compensation	—	(108)
Deferred income taxes	(1,846)	3,961
Changes in assets and liabilities:
Decrease in accounts receivable	127,801	279,833
Decrease (increase) in inventories	7,631	(1,326)
(Increase) decrease in other current assets	(6,269)	2,690
Increase in other assets	(77)	(195)
Decrease in accounts payable	(34,989)	(239,757)
Decrease in deferred revenue	(1,414)	(3,927)
(Decrease) increase in accrued expenses and other liabilities	(6,685)	3,852

Net cash provided by operating activities	96,095	67,256

Cash flows from investing activities:
Payment of direct expenses relating to the sale of a discontinued operation	—	(900)
Purchases of property and equipment	(5,062)	(6,491)

Net cash used in investing activities	(5,062)	(7,391)

Cash flows from financing activities:
Borrowings on senior revolving credit facility	307,873	—
Repayments on senior revolving credit facility	(364,873)	—
Borrowings on accounts receivable securitization financing facility	120,000	122,000
Repayments on accounts receivable securitization financing facility	(120,000)	(117,000)
Repayments on term loan	—	(3,750)
Net repayments under inventory financing facility	(17,830)	—
Payment of deferred financing fees	(531)	—
Proceeds from sales of common stock under employee stock plans	—	2,976
Excess tax benefit from employee gains on stock-based compensation	—	108
Payment of payroll taxes on stock-based compensation through shares withheld	(307)	(1,943)
Repurchases of common stock	—	(14,999)
Increase in book overdrafts	5,214	458

Net cash used in financing activities	(70,454)	(12,150)

Foreign currency exchange effect on cash flows	(2,561)	1,263

Increase in cash and cash equivalents	18,018	48,978
Cash and cash equivalents at beginning of period	49,175	56,718

Cash and cash equivalents at end of period	$67,193	$105,696

(1)	See Note 2 “Restatement of Consolidated Financial Statements.”
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2009, our results of operations for the three months ended March 31, 2009 and 2008 and our cash flows for the three months ended March 31, 2009 and 2008. The consolidated balance sheet as of December 31, 2008 was derived from the audited consolidated balance sheet at such date. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission (“SEC”) and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).
The results of operations for such interim periods are not necessarily indicative of results for the full year, due in part to the seasonal nature of the business. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the related notes thereto, in our Annual Report on Form 10-K for the year ended December 31, 2008.
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
Recently Issued Accounting Pronouncements
There have been no material changes or additions to the recently issued accounting pronouncements as previously reported in Note 1 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008 which affect or may affect our financial statements.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Effective January 1, 2009, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations,” FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” and SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement 133.” Other than the additional disclosures required by SFAS No. 161 (see Note 9), the adoption of these pronouncements had no effect on our financial statements,
2. Restatement of Consolidated Financial Statements
As discussed in our Annual Report in Form 10-K for the year ended December 31, 2008, on February 9, 2009, following an internal review we issued a press release announcing that our management had identified errors in the Company’s accounting for trade credits in prior periods dating back to December 1996. The internal review encompassed aged trade credits, including both aged accounts receivable credits and aged accounts payable credits, arising in the ordinary course of business that were recognized in the Company’s statements of operations prior to the legal discharge of the underlying liabilities under applicable domestic and foreign laws. In a Form 8-K filed on February 10, 2009, we reported that the Company’s financial statements, assessment of the effectiveness of internal control over financial reporting and related audit reports thereon in our most recently filed Annual Report on Form 10-K, for the year ended December 31, 2007, and the interim financial statements in our Quarterly Reports on Form 10-Q for the first three quarters of 2008, and all earnings press releases and similar communications issued by the Company relating to such financial statements, should no longer be relied upon.
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
In addition to the restatements for aged trade credits, we also corrected previously reported financial statements for other miscellaneous accounting adjustments as a result of a detailed review of our critical accounting policies. These adjustments are detailed in Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008.
All prior period financial information contained in this Quarterly Report on Form 10-Q gives effect to the restatement of our consolidated financial statements as described above. We have not amended, and we do not intend to amend, our previously filed Quarterly Reports on Form 10-Q for each of the fiscal quarters in the first nine months of the fiscal year ended December 31, 2008. Financial information included in reports previously filed or furnished by Insight Enterprises, Inc. for the periods from January 1, 1996 through September 30, 2008 should not be relied upon and are superseded by the information in our Annual Report on Form 10-K for the year ended December 31, 2008 and in this Quarterly Report on Form 10-Q.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the effect of the restatement adjustments on the Company’s previously reported statement of operations amounts for the three months ended March 31, 2008 (in thousands):

	Three Months Ended March 31, 2008
	As Reported	Adjustments	As Restated
		(1)	(1)
Net sales	$1,107,789	$(4,291)	$1,103,498
Costs of goods sold	954,634	(2,758)	951,876

Gross profit	153,155	(1,533)	151,622
Operating expenses:
Selling and administrative expenses	132,954	2,507	135,461
Severance and restructuring expenses	1,900	—	1,900

Earnings from operations	18,301	(4,040)	14,261
Non-operating (income) expense:
Interest income	(601)	—	(601)
Interest expense	2,716	(50)	2,666
Net foreign currency exchange gain	(937)	—	(937)
Other expense, net	319	—	319

Earnings before income taxes	16,804	(3,990)	12,814
Income tax expense	6,284	(1,643)	4,641

Net earnings	$10,520	$(2,347)	$8,173

Net earnings per share:
Basic	$0.22	$(0.05)	$0.17

Diluted	$0.22	$(0.05)	$0.17

Shares used in per share calculations:
Basic	48,540	—	48,540

Diluted	48,905	190	49,095

(1)	See additional discussion in Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the effect of the restatement adjustments on the Company’s previously reported cash flow amounts for the three months ended March 31, 2008 (in thousands):

	Three Months Ended March 31, 2008
	As Reported	Adjustments	As Restated
		(1)	(1)
Cash flows from operating activities:
Net earnings	$10,520	$(2,347)	$8,173
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,464	36	8,500
Provision for losses on accounts receivable	668	—	668
Write-downs of inventories	1,697	—	1,697
Non-cash stock-based compensation	2,439	756	3,195
Excess tax benefit from employee gains on stock-based compensation	(108)	—	(108)
Deferred income taxes	4,441	(480)	3,961
Changes in assets and liabilities:
Decrease in accounts receivable	275,543	4,290	279,833
Decrease (increase) in inventories	2,554	(3,880)	(1,326)
Decrease in other current assets	2,691	(1)	2,690
Increase in other assets	(195)	—	(195)
Decrease in accounts payable	(238,788)	(969)	(239,757)
Decrease in deferred revenue	(3,927)	—	(3,927)
Increase in accrued expenses and other liabilities	1,160	2,692	3,852

Net cash provided by operating activities	67,159	97	67,256

Cash flows from investing activities:
Proceeds from sale of a discontinued operation, net of direct expenses	(900)	—	(900)
Purchases of property and equipment	(6,441)	(50)	(6,491)

Net cash used in investing activities	(7,341)	(50)	(7,391)

Cash flows from financing activities:
Borrowings on accounts receivable securitization financing facility	122,000	—	122,000
Repayments on accounts receivable securitization financing facility	(117,000)	—	(117,000)
Repayments on term loan	(3,750)	—	(3,750)
Proceeds from sales of common stock under employee stock plans	2,976	—	2,976
Excess tax benefit from employee gains on stock-based compensation	108	—	108
Payment of payroll taxes on stock-based compensation through shares withheld	(1,943)	—	(1,943)
Repurchases of common stock	(14,999)	—	(14,999)
Increase in book overdrafts	458	—	458

Net cash used in financing activities	(12,150)	—	(12,150)

Foreign currency exchange effect on cash flows	1,310	(47)	1,263

Increase in cash and cash equivalents	48,978	—	48,978
Cash and cash equivalents at beginning of period	56,718	—	56,718

Cash and cash equivalents at end of period	$105,696	$—	$105,696

(1)	See additional discussion in Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
3. Net (Loss) Earnings Per Share (“EPS”)
Basic EPS is computed by dividing net (loss) earnings available to common stockholders by the weighted-average number of common shares outstanding during each quarter. Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, restricted stock awards and restricted stock units. A reconciliation of the denominators of the basic and diluted EPS calculations follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2009	2008
		As Restated
		(1)
Numerator:
Net (loss) earnings	$(6,797)	$8,173

Denominator:
Weighted-average shares used to compute basic EPS	45,710	48,540
Dilutive potential common shares due to dilutive options and restricted stock, net of tax effect	—	555

Weighted-average shares used to compute diluted EPS	45,710	49,095

Net earnings per share:
Basic	$(0.15)	$0.17

Diluted	$(0.15)	$0.17

(1)	See Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008 and Note 2 above.
No potential common shares were included in the diluted EPS computation for the three months ended March 31, 2009 because of the net loss in that period, which would result in an antidilutive per share amount. During the three months ended March 31, 2008, 2,714,000 weighted-average outstanding stock options were not included in the diluted EPS calculation because the exercise prices of these options were greater than the average market price of our common stock during the period.
4. Goodwill
During the three months ended March 31, 2009, we recorded $2,472,000 of additional purchase price consideration and the related accrued interest thereon as a result of Calence, LLC, acquired April 1, 2008, achieving certain performance targets during the quarter.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
5. Debt
Our long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2009	2008
Senior revolving credit facility	$171,000	$228,000
Accounts receivable securitization financing facility	—	—

Total	171,000	228,000
Less: current portion of term loan	—	—

Long-term debt	$171,000	$228,000

Our senior revolving credit facility matures April 1, 2013. Our financing facilities contain various covenants. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified period of time.
In February 2009, we informed the administrative agents under our senior revolving credit facility, our accounts receivable securitization financing facility and our inventory financing facility of our intention to restate our financial statements and on February 6, 2009 obtained waivers from default with respect thereto from our administrative agents under those facilities. Under the terms of those waivers, we had until May 15, 2009 to deliver our restated consolidated financial statements for the fiscal year ended December 31, 2007, our restated selected quarterly financial information for each of the three fiscal quarters ended March 31, 2008, June 30, 2008 and September 30, 2008, and our consolidated financial statements for the fiscal year ended December 31, 2008. With the filing of our Form 10-K for the year ended December 31, 2008 on May 12, 2009 and the filing of this report on or prior to May 15, 2009, we will be current in our filings.
6. Income Taxes
Our effective tax rates from continuing operations for the three months ended March 31, 2009 and 2008 were a benefit rate of 33.0% and an expense rate of 36.2%, respectively. For the three months ended March 31, 2009, our effective tax rate differed from the United States federal statutory rate of 35.0% due primarily to the mix of income and losses taxed at different tax rates in the various jurisdictions in which we operate and state income taxes, net of federal tax. For the three months ended March 31, 2008, our effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to state income taxes, net of federal tax.
As of March 31, 2009 and December 31, 2008, we had approximately $4,800,000 and $4,300,000 of unrecognized tax benefits respectively. Of this amount, approximately $500,000 and $400,000 relates to accrued interest as of March 31, 2009 and December 31, 2008, respectively.
Several of our subsidiaries are currently under audit for the 2002 through 2006 tax years. It is reasonably possible that the examination phase of these audits may conclude in the next 12 months and that the related unrecognized tax benefits for uncertain tax positions may change, potentially having a material effect on our effective tax rate. However, based on the status of the various examinations in multiple jurisdictions, an estimate of the range of reasonably possible outcomes cannot be made at this time.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
7. Severance, Restructuring and Acquisition Integration Activities
Severance Costs Expensed in 2009
During the three months ended March 31, 2009, North America, EMEA and APAC recorded severance expense related to on-going restructuring efforts to reduce operating expenses related to support functions. The following table details the changes in these liabilities during the three months ended March 31, 2009 (in thousands):

	North America	EMEA	APAC	Consolidated
Severance costs	$5,859	$417	$71	$6,347
Foreign currency translation adjustments	—	3	—	3
Cash payments	(2,187)	(82)	(71)	(2,340)

Balance at March 31, 2009	$3,672	$338	$—	$4,010

All remaining outstanding obligations are expected to be paid during the year ending December 31, 2009 and are therefore included in accrued expenses and other current liabilities.
Severance Costs Expensed in 2008
During the year ended December 31, 2008, North America, EMEA and APAC recorded severance expense related to on-going restructuring efforts to reduce operating expenses related to support functions. The following table details the changes in these liabilities during the three months ended March 31, 2009 (in thousands):

	North America	EMEA	APAC	Consolidated
Balance at December 31, 2008	$775	$1,939	$—	$2,714
Foreign currency translation adjustments	—	(329)	—	(329)
Cash payments	(429)	(634)	—	(1,063)

Balance at March 31, 2009	$346	$976	$—	$1,322

All remaining outstanding obligations are expected to be paid during the year ending December 31, 2009 and are therefore included in accrued expenses and other current liabilities.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table details the changes in these liabilities during the three months ended March 31, 2009 (in thousands):

	North America	EMEA	Consolidated
Balance at December 31, 2008	$341	$2,806	$3,147
Foreign currency translation adjustments	—	(132)	(132)
Cash payments	—	(200)	(200)

Balance at March 31, 2009	$341	$2,474	$2,815

In the accompanying consolidated balance sheet at March 31, 2009, $1,687,000 is expected to be paid in 2009 and is therefore included in accrued expenses and other current liabilities, and $1,128,000 is expected to be paid after 2009 and is therefore included in other liabilities (long-term).
Restructuring Costs Expensed in 2005
During the year ended December 31, 2005, Insight UK moved into a new facility and recorded facilities-based restructuring costs of $7,458,000.
The following table details the changes in this liability during the three months ended March 31, 2009 (in thousands):

EMEA
Balance at December 31, 2008	$1,050
Adjustments	(9)
Cash refund	24

Balance at March 31, 2009	$1,065

In the accompanying consolidated balance sheet at March 31, 2009, the remaining accrual of $1,065,000 is expected to be paid in 2009, as the leases expire in December 2009, and is therefore included in accrued expenses and other current liabilities.
8. Stock-Based Compensation
We recorded the following pre-tax amounts for stock-based compensation, by operating segment, in our consolidated financial statements (in thousands):

	Three Months Ended
	March 31,
	2009	2008
		As Restated
		(1)
North America	$4,260	$2,167
EMEA	1,753	948
APAC	78	80

Total	$6,091	$3,195

(1)	See Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008 and Note 2 above.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Stock Options
For the three months ended March 31, 2009 and 2008, we recorded stock-based compensation expense related to stock options, net of an estimate of forfeitures, of $65,000 and $546,000, respectively. As of March 31, 2009, total compensation cost related to nonvested stock options not yet recognized is $632,000, which is expected to be recognized over the next 1.08 years on a weighted-average basis. The following table summarizes our stock option activity during the three months ended March 31, 2009:

				Weighted
			Aggregate	Average
		Weighted	Intrinsic Value	Remaining
	Number	Average	(in-the-money	Contractual
	Outstanding	Exercise Price	options)	Life (in years)
Outstanding at the beginning of period	2,536,673	$19.47
Granted	—	—
Exercised	—	—	$—

Forfeited or expired	(552,675)	20.37

Outstanding at the end of period	1,983,998	19.22	$—	0.99

Exercisable at the end of period	1,850,665	19.32	$—	0.80

Vested and expected to vest	1,970,931	19.23	$—	1.02

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, if any, based on our closing stock price of $3.06 as of March 31, 2009, which would have been received by the option holders had all option holders exercised options and sold the underlying shares on that date.
The following table summarizes the status of outstanding stock options as of March 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number of	Remaining	Exercise	Number of	Exercise
Exercise	Options	Contractual	Price Per	Options	Price Per
Prices	Outstanding	Life (in years)	Share	Exercisable	Share
$13.63 – 18.00	405,455	2.16	$17.04	272,122	$16.69
18.08 – 18.65	493,241	0.80	18.54	493,241	18.54
18.67 – 19.72	244,118	0.38	19.60	244,118	19.60
19.79 – 19.90	516,100	0.63	19.90	516,100	19.90
20.00 – 41.00	325,084	0.88	21.59	325,084	21.59

	1,983,998	0.99	19.22	1,850,665	19.32

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Restricted Stock
For the three months ended March 31, 2009 and 2008, we recorded stock-based compensation expense, net of estimated forfeitures, related to restricted stock shares and RSUs of $6,026,000 and $2,649,000, respectively. The expense for the three months ended March 31, 2009 includes a non-cash charge of $5,478,000 that was recognized as a result of the cancellation of certain long-term incentive awards discussed below. As of March 31, 2009, total compensation cost related to nonvested restricted stock shares and RSUs not yet recognized is $7,983,000, which is expected to be recognized over the next 1.21 years on a weighted-average basis. The following table summarizes our restricted stock activity, including restricted stock shares and RSUs, during the three months ended March 31, 2009:

		Weighted Average
	Number	Grant Date Fair Value	Fair Value
Nonvested at the beginning of period	1,520,156	$13.71
Granted	1,087,161	2.75
Vested, including shares withheld to cover taxes	(296,535)	20.28	$1,121,344	(a)

Forfeited	(763,022)	5.87

Nonvested at the end of period	1,547,760	6.54	$4,736,146	(b)

Expected to vest	1,260,729		$3,857,831	(b)

(a)	The fair value of vested restricted stock shares and RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of restricted stock shares and RSUs had all such holders sold their underlying shares on that date.

(b)	The aggregate fair value of the nonvested restricted stock shares and the RSUs expected to vest represents the total pre-tax fair value, based on our closing stock price of $3.06 as of March 31, 2009, which would have been received by holders of restricted stock shares and RSUs had all such holders sold their underlying shares on that date.
During the three months ended March 31, 2009, the RSUs that vested for teammates in the United States were net-share settled such that we withheld shares with value equivalent to the teammates’ minimum statutory United States tax obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. The total shares withheld during the three months ended March 31, 2009 of 80,133 was based on the value of the RSUs on their vesting date as determined by our closing stock price on such date. For the three months ended March 31, 2009, total payments for the employees’ tax obligations to the taxing authorities were $307,000 and are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net-share settlements had the economic effect of repurchases of common stock as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent a repurchase of shares or an expense to us.
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
The plan provided for the award of RSUs that were to be issued based upon achievement of specific stock price hurdles within specific timeframes (the 20-day average closing price of Insight stock must be at or above a stock price hurdle and within the defined timeframes for any tranche to be awarded). Due to the economic climate and the decrease in Insight’s stock price, on February 19, 2009, Messrs. Fennessy, Fenton and McGrath agreed to forfeit the awards, resulting in the termination of the awards. Accordingly, no shares were, or will be, issued under these awards. A non-cash charge of $5,478,000 was recognized as a result of the cancellation of these awards. Such amount is included in selling and administrative expenses in the Consolidated Statement of Operations for the three months ended March 31, 2009.
9. Derivative Financial Instruments
We use derivatives to partially offset our exposure to fluctuations in certain foreign currencies. We do not enter into derivatives for speculative or trading purposes. Derivatives are recorded at fair value under SFAS No. 133 on the balance sheet and gains or losses resulting from changes in fair value of the derivative are recorded currently in income. The Company does not designate its hedges for special hedge accounting under SFAS No. 133.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Non-Designated Hedges
We use foreign exchange forward contracts to hedge certain non-functional currency assets and liabilities from changes in exchange rate movements. Our non-functional currency assets and liabilities are primarily related to foreign denominated payables, receivables, and cash balances. These foreign currency forward contracts, carried at fair value, have a maturity of one month or less. We enter into approximately four foreign exchange forward contracts per month with an average notional value of $6.4 million and an average maturity of approximately one week.
The counterparties associated with our foreign exchange forward contracts are large credit worthy commercial banks. The derivatives transacted with these institutions are short in duration and therefore we do not consider counterparty concentration and non-performance to be material risks.
The following table summarizes our derivative financial instruments as of March 31, 2009 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments under SFAS No. 133

Foreign exchange forward contracts	Other current assets	$3	Accrued expenses and other current liabilities	$(299)

Total derivatives not designated as hedging instruments under SFAS No. 133 (a)		$3		$(299)

(a)	Additional information on our purpose for entering into derivatives is described in “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008.
The following table summarizes the effect of our derivative financial instruments on our results of operations during the three months ended March 31, 2009 (in thousands):

	Location of Gain (Loss) Recognized in	Amount of Gain (Loss) Recognized in
	Income on Derivative	Income on Derivative
Derivatives not designated as hedging instruments under SFAS No. 133
Foreign exchange contracts	Net foreign currency exchange gain	$(1,132)

Total		$(1,132)

10. Fair Value Measurements
The following table summarizes the valuation of our financial instruments by the following three categories as of March 31, 2009 (in thousands):

Level 1:	Quoted market prices in active markets for identical assets or liabilities.

Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3:	Unobservable inputs that are not corroborated by market data.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

		Quoted
		Market	Significant
		Prices in	Other	Significant
	Value as of	Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs	Balance Sheet
	2009	(Level 1)	(Level 2)	(Level 3)	Classification
Assets:
Foreign Exchange Derivatives	$3	$—	$3	$—	Other current assets

Total Assets at Fair Value	$3	$—	$3	$—

Liabilities:
Foreign Exchange Derivatives	$299	$—	$299	$—	Other current liabilities

Total Assets at Fair Value	$299	$—	$299	$—

We have elected to use the income approach to value the foreign exchange derivatives, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount assuming that participants are motivated, but not compelled, to transact. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR rates, foreign exchange rates, and foreign exchange forward points). Mid-market pricing is used as a practical expedient for fair value measurements. SFAS No. 157 states that the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments and did not have a material impact on the fair value of these derivative instruments. Both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments.
As of March 31, 2009, we have no nonfinancial assets or liabilities that are measured on a recurring basis and our other financial assets or liabilities generally consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities. The estimated fair values of our cash and cash equivalents is determined based on quoted prices in active markets for identical assets. The fair value of the other financial assets and liabilities is based on the value that would be received or paid in an orderly transaction between market participants and approximates the carrying value due to their nature and short duration.
11. Commitments and Contingencies
Contractual
In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of March 31, 2009 and December 31, 2008, we had approximately $28,156,000 and $24,623,000, respectively, of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse them.
Employment Contracts
We have employment contracts with certain officers and management teammates under which severance payments would become payable and accelerated vesting of stock-based compensation would occur in the event of specified terminations without cause or terminations under certain circumstances after a change in control. If such persons were terminated without cause or under certain circumstances after a change of control, and the severance payments under the current employment agreements were to become payable, the severance payments would generally range from twelve to twenty-four months of the teammate’s salary.

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
Management believes that payments, if any, related to these indemnifications are not probable at March 31, 2009 and, if incurred, would not be material. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.
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
In accordance with Statement of Financial Accounting Standards SFAS No. 5, “Accounting for Contingencies”, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and are adjusted to reflect the effects of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular claim. Although litigation is inherently unpredictable, we believe that we have adequate provisions for any probable and estimable losses. It is possible, nevertheless, that the results of our operations or cash flows could be materially and adversely affected in any particular period by the resolution of a legal proceeding. Legal expenses related to defense, negotiations, settlements, rulings and advice of outside legal counsel are expensed as incurred.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
Management does not believe that the ultimate outcome of these legal proceedings will have a material effect on our results of operations.
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
SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major clients. The method for determining what information to report under SFAS No. 131 is based upon the “management approach,” or the way that management organizes the operating segments within a company, for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources. Our CODM is our Chief Executive Officer.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
All intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments and on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the three months ended March 31, 2009.
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
The tables below present information about our reportable operating segments as of and for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31, 2009
	North America	EMEA	APAC	Consolidated
Net sales	$660,101	$270,725	$20,334	$951,160
Costs of goods sold	567,059	234,821	17,509	819,389

Gross profit	93,042	35,904	2,825	131,771
Operating expenses:
Selling and administrative expenses	95,107	34,906	3,330	133,343
Severance and restructuring expenses	5,859	417	71	6,347

(Loss) earnings from operations	$(7,924)	$581	$(576)	(7,919)

Non-operating expense, net				2,227

Loss from operations before income taxes				(10,146)
Income tax benefit				(3,349)

Net loss				$(6,797)

Total assets at period end	$1,283,579	$363,534	$31,612	$1,468,988 *

*	Consolidated total assets include corporate assets and intercompany eliminations for a net reduction of $209,737.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended March 31, 2008
	As Restated (1)
	North America	EMEA	APAC	Consolidated
Net sales	$762,134	$318,221	$23,143	$1,103,498
Costs of goods sold	660,926	271,572	19,378	951,876

Gross profit	101,208	46,649	3,765	151,622
Operating expenses:
Selling and administrative expenses	91,771	39,479	4,211	135,461
Severance and restructuring expenses	1,009	869	22	1,900

Earnings (loss) from operations	$8,428	$6,301	$(468)	14,261

Non-operating expense, net				1,447

Earnings from operations before income taxes				12,814
Income tax expense				4,641

Net earnings				$8,173

Total assets at period end	$2,265,521	$455,902	$42,689	$1,678,118	*

(1)	See Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008 and Note 2 above.

*	Consolidated total assets include corporate assets and intercompany eliminations for a net reduction of $1,085,994.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q
Quarterly Overview
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
Consolidated net sales were $951.2 million in the first quarter of 2009, down 14% from the $1.1 billion reported in the first quarter of 2008. Gross profit declined 13% to $131.8 million, while gross margin improved 20 basis points to 13.9%.
We reported a loss from operations of $7.9 million for the first quarter. Results of operations for the three months ended March 31, 2009 included the effects of the following items:
•	termination of equity incentive compensation awards that accelerated a non-cash charge of $5.5 million, $3.5 million net of tax, into the first quarter of 2009;
•	legal and other professional fees of $4.1 million, $2.5million net of tax, associated with the trade credits investigation and restatement quantification; and
•	severance and restructuring expenses of $6.3 million, $4.0 million net of tax, related to resource actions taken in the first quarter and early April. Comparatively, in the first quarter of 2008, we recorded $1.9 million, $1.1 million net of tax, in severance and restructuring charges.
On a consolidated basis, we reported a net loss of $6.8 million and a diluted loss per share of $0.15 for the first quarter. These results also include a tax charge of approximately $600,000 related to the re-measurement of certain deferred tax assets.
Our focus on cash flow initiatives continued to yield benefits in the first quarter and as a result, we ended the quarter with outstanding long-term debt of $171 million, down $57 million from December 31, 2008.
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

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Updated Guidance
We believe that, with current demand levels and with the resource and other actions we have taken over the last several quarters, diluted earnings per share will be between $0.80 and $0.87 for the full year of 2009 with more of the earnings coming in the second half of the year compared to the first half. This outlook does not include the impact of any severance and restructuring expenses, expenses associated with the restatement investigation and administration or related litigation, or other one time charges. This estimated range does, however, include:
•	our expectation of a weak hardware demand environment;
•	the projected negative impact of known rebate program changes from our key software partner, which we now project will result in a $20 — $25 million reduction to our gross profit in 2009, mostly in the second and fourth quarters given our strong software mix in those quarters; and
•	the offsetting benefits of the aggressive cost reduction actions taken to date.
Critical Accounting Estimates
General
Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). For a summary of significant accounting policies, see Note 1 to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results, however, may differ from estimates we have made. Members of our senior management have discussed the critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.
There have been no changes to the items disclosed as critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
RESULTS OF OPERATIONS
The following table sets forth for the periods presented certain financial data as a percentage of net sales for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
		As Restated
		(1)
Net sales	100.0%	100.0%
Costs of goods sold	86.1	86.3

Gross profit	13.9	13.7
Selling and administrative expenses	14.0	12.3
Severance and restructuring expenses	0.7	0.2

(Loss) earnings from operations	(0.8)	1.3
Non-operating expense, net	0.3	0.1

(Loss) earnings before income taxes	(1.1)	1.2
Income tax (benefit) expense	(0.4)	0.5

Net (loss) earnings	( 0.7%)	0.7%

(1)	See Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008.
Net Sales. Net sales for the three months ended March 31, 2009 decreased 14% compared to the three months ended March 31, 2008. Our net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended
	March 31,		%
	2009	2008	Change
		As Restated
		(1)
North America	$660,101	$762,134	(13%)
EMEA	270,725	318,221	(15%)
APAC	20,334	23,143	(12%)

Consolidated	$951,160	$1,103,498	(14%)

(1)	See Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008.
Net sales in North America decreased 13%, or $102.0 million, primarily due to a 25% decline in hardware sales as incremental sales in the 2009 period from our acquisition of Calence were more than offset by declines across hardware product categories other than networking and connectivity. Software sales were flat year over year, and sales of services were up over 90%, reflecting both the acquisition of Calence and overall strength in the Company’s services business. North America had 1,265 account executives at March 31, 2009, a decrease from 1,292 at March 31, 2008. Net sales per average number of account executives in North America decreased 10% to approximately $518,000 for the three months ended March 31, 2009 from approximately $577,000 for the three months ended March 31, 2008.
Net sales in EMEA decreased 15%, or $47.5 million, in U.S. dollars. Excluding the effects of foreign currency movements, net sales were up 8% over the first quarter of last year. The segment’s United Kingdom operations performed well during the first quarter with hardware sales down only 2% in local currency year over year, while the United Kingdom-based software and services businesses grew 51% and 186%, respectively, in local currency. Across the rest of the EMEA region, net sales were up 2% in local currency. EMEA had 684 account executives at March 31, 2009, an increase from 605 at March 31, 2008. Net sales per average number of account executives in EMEA decreased to approximately $397,000 for the three months ended March 31, 2009 compared to approximately $541,000 for the three months ended March 31, 2008.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Our APAC segment recognized net sales of $20.3 million for the three months ended March 31, 2009, a decrease of 12% year over year. Excluding the effects of foreign currency movements, net sales were up 8% over the first quarter of last year.
Percentage of net sales by category for North America, EMEA and APAC were as follows for the three months ended March 31, 2009 and 2008:

	North America		EMEA		APAC
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
Sales Mix	2009	2008	2009	2008	2009	2008
Network and connectivity	14%	12%	5%	4%	—	—
Notebooks and PDAs	8%	11%	7%	9%	—	—
Servers and storage	7%	10%	5%	8%	—	—
Desktops	6%	8%	5%	4%	—	—
Printers	4%	4%	2%	3%	—	—
Memory and processors	3%	3%	1%	1%	—	—
Supplies and accessories	2%	4%	4%	4%	—	—
Monitors and video	4%	5%	3%	4%	—	—
Miscellaneous	9%	9%	2%	3%	—	—

Hardware	57%	66%	34%	40%	—	—
Software	36%	31%	65%	59%	100%	100%
Services	7%	3%	1%	1%	<1%	<1%

	100%	100%	100%	100%	100%	100%

Currently, our offerings in North America and the United Kingdom include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC currently only include software and select software-related services.
Gross Profit. Gross profit for the three months ended March 31, 2009 declined 13% compared to the three months ended March 31, 2008, with a 20 basis point increase in gross margin. Our gross profit and gross profit as a percentage of net sales by operating segment for the three months ended March 31, 2009 and 2008 were as follows (dollars in thousands):

	Three Months Ended March 31,
		% of Net		% of Net
	2009	Sales	2008	Sales
			As Restated	As Restated
			(1)	(1)

North America	$93,042	14.1%	$101,208	13.3%
EMEA	35,904	13.3%	46,649	14.7%
APAC	2,825	13.9%	3,765	16.3%

Consolidated	$131,771	13.9%	$151,622	13.7%

(1)	See Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
North America’s gross profit decreased for the three months ended March 31, 2009 by 8% compared to the three months ended March 31, 2008. Gross profit per average number of account executives decreased 5% to approximately $73,000 for the three months ended March 31, 2009 from approximately $77,000 for the three months ended March 31, 2008. As a percentage of net sales, gross profit increased 80 basis points year over year due primarily to an increase in sales of services, which are generally at higher margins and contributed to an over 100 basis point increase in gross margin. This increase in margin was partially offset by a nearly 20 basis point decrease in margin generated by freight.
EMEA’s gross profit decreased for the three months ended March 31, 2009 by 23% compared to the three months ended March 31, 2008. Gross profit per average number of account executives decreased to approximately $53,000 for the three months ended March 31, 2009 compared to $79,000 for the three months ended March 31, 2008. As a percentage of net sales, gross profit decreased by approximately 140 basis points from the three months ended March 31, 2008 due primarily to decreases in product margin, including vendor funding, of 158 basis points, partially offset by an increase in gross margin from sales of services of 24 basis points.
APAC’s gross profit decreased for the three months ended March 31, 2009 by 25% compared to the three months ended March 31, 2008 and gross margin declined by 240 basis points. The decline in gross margin is primarily due to lower agency fees from enterprise software agreement renewals and to an increased mix of public sector business, which is typically transacted at lower margins.
Operating Expenses.
Selling and Administrative Expenses. Selling and administrative expenses decreased $2.1 million, or approximately 2% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Selling and administrative expenses as a percent of net sales by operating segment for the three months ended March 31, 2009 and 2008 were as follows (dollars in thousands):

	Three Months Ended March 31,
		% of Net		% of Net
	2009	Sales	2008	Sales
			As	As
			Restated	Restated
			(1)	(1)
North America	$95,107	14.4%	$91,771	12.0%
EMEA	34,906	12.9%	39,479	12.4%
APAC	3,330	16.4%	4,211	18.2%

Consolidated	$133,343	14.0%	$135,461	12.3%

(1)	See Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
North America’s selling and administrative expenses increased 4%, or $3.3 million, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The increase in selling and administrative expenses is primarily attributable to:
•	Approximately $13.5 million of selling and administrative expenses associated with Calence, LLC in the three months ended March 31, 2009 with no comparable expenses in the three months ended March 31, 2008, as Calence was acquired on April 1, 2008;
•	Non-cash stock-based compensation expense of $4.1 million associated with the termination of the long-term incentive award for the Chief Executive Officer and the President of our North America operating segment discussed in Note 7 to our Consolidated Financial Statements in Part I, Item 1 of this report; and
•	Professional fees and costs of $4.1 million associated with the trade credits restatement issues discussed in Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008.
These increases in administrative expenses were offset by the cost reduction initiatives we have implemented over the past several quarters and lower variable costs.
EMEA’s selling and administrative expenses decreased 12%, or $4.6 million, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The decrease in selling and administrative expenses is primarily attributable to the effects of foreign currency translation, which accounted for an approximately $9 million decline in selling and administrative expenses. This decline was offset by non-cash stock-based compensation expense of $1.4 million associated with the termination of the long-term incentive award for the Chief Executive Officer and the President of our EMEA operating segment discussed in Note 7 to our Consolidated Financial Statements in Part I, Item 1 of this report and increased salaries, wages and facility expenses due to increases in employee headcount.
APAC’s selling and administrative expenses decreased 21% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The decrease is primarily attributable to the effects of foreign currency translation on selling and administrative expenses.
Severance and Restructuring Expenses. During the three months ended March 31, 2009, North America, EMEA and APAC recorded severance expense of $5.9 million, $417,000, and $71,000, respectively. During the three months ended March 31, 2008, North America, EMEA and APAC recorded severance expense of $1.0 million, $869,000, and $22,000, respectively.
Interest Income. Interest income for the three months ended March 31, 2009 and 2008 was generated through short-term investments. The decrease in interest income year over year is due to decreases in interest rates.
Interest Expense. Interest expense for the three months ended March 31, 2009 and 2008 primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facility in 2009. Imputed interest, which is a non-cash item, was $363,000 for the three months ended March 31, 2009. The decrease in interest expense is due primarily to decreases in weighted average borrowings outstanding.
Net Foreign Currency Exchange Gains. These gains result from foreign currency transactions, including intercompany balances that are not considered long-term in nature. The decrease in the net foreign currency exchange gain is due primarily to less volatility in the applicable exchange rates during the three months ended March 31, 2009 and the effects of our recent use of foreign exchange forward contracts to hedge certain non-functional currency assets and liabilities from changes in exchange rate movements.
Other Expense, Net. Other expense, net, consists primarily of bank fees associated with our cash management activities and were not considered material during the three months ended March 31, 2009 or 2008.
Income Tax Expense. Our income tax benefit for the three months ended March 31, 2009 was $3.3 million compared to income tax expense of $4.6 million for the three months ended March 31, 2008. The change from expense in 2008 to a benefit in 2009 was the result of a net loss for the three months ended March 31, 2009 compared to net earnings for the three months ended March 31, 2008.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Liquidity and Capital Resources
The following table sets forth certain consolidated cash flow information for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended
	March 31,
	2009	2008
		As Restated
		(1)
Net cash provided by operating activities	$96,095	$67,256
Net cash used in investing activities	(5,062)	(7,391)
Net cash used in financing activities	(70,454)	(12,150)
Foreign currency exchange effect on cash flow	(2,561)	1,263

Increase in cash and cash equivalents	18,018	48,978
Cash and cash equivalents at beginning of period	49,175	56,718

Cash and cash equivalents at end of period	$67,193	$105,696

(1)	See Note 2 “Restatement of Consolidated Financial Statements” in Part I, Item 1 of this report.
Cash and Cash Flow
Our primary uses of cash during the three months ended March 31, 2009 were to fund working capital requirements and capital expenditures and to pay down debt. We generated very strong operating cash flows for the three months ended March 31, 2009. Operating activities provided $96.1 million in cash, a 43% increase over the three months ended March 31, 2008. Our strong operating cash flows enabled us to reduce our long-term debt by $57.0 million during the quarter and increase our cash balance by $18.0 million. Capital expenditures were $5.1 million for the quarter, a 22% decrease over the three months ended March 31, 2008, primarily related to expenditures for the upgrade of our IT systems, including capitalized costs of software developed for internal use, IT equipment and software licenses. Additionally, the three months ended March 31, 2009 were affected by a $2.6 million negative effect of foreign currency exchange rates on cash flow.
Net cash provided by operating activities. Cash flows from operations for the three months ended March 31, 2009 and 2008 reflect our net loss adjusted for depreciation, amortization and non-cash stock-based compensation expense as well as decreases in accounts receivable. These increases in operating cash flows were partially offset by decreases in accounts payable. The decreases in accounts receivable and accounts payable are due primarily to a decrease in net sales compared to the prior year.
Our consolidated cash flow operating metrics for the quarter ended March 31, 2009 and 2008 are as follows:

	2009	2008
		As Restated
		(1)
Days sales outstanding in ending accounts receivable (“DSOs”)(a)	80	66
Inventory turns (excluding inventories not available for sale) (b)	33	36
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	73	45

(1)	See Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008.

(a)	Calculated as the balance of accounts receivable, net at the end of the period divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 90 days in 2009 and 91 days in 2008.

(b)	Calculated as annualized costs of goods sold divided by average inventories. Average inventories is calculated as the sum of the balances of inventories at the beginning of the quarter plus inventories at the end of quarter divided by two.

(c)	Calculated as the balances of accounts payable at the end of the period divided by daily costs of goods sold. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 90 days in 2009 and 91 days in 2008.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
The increase in DSOs from the three months ended March 31, 2008 is due primarily to the effect of a large software transaction at the end of the 2009 first quarter and to lower daily net sales during the three months ended March 31, 2009. On lower net sales and related costs of goods sold during the three months ended March 31, 2009 compared to the three months ended March 31, 2008, DPOs increased significantly reflecting the same large software transaction recorded on a net sales recognition basis for which a gross receivable and a gross payable were recorded as of March 31, 2009, enhanced management of working capital during the 2009 quarter and the effect of the Company’s inventory financing facility, which was not in place in the 2008 quarter.
We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms granted to our clients in order to take advantage of supplier discounts.
Net cash used in investing activities. Capital expenditures of $5.1 million and $6.5 million for the three months ended March 31, 2009 and 2008, respectively, primarily related to investments to upgrade our IT systems, including capitalized costs of software developed for internal use, IT equipment and software licenses. We expect total capital expenditures in 2009 to be between $20.0 million and $25.0 million. During the three months ended March 31, 2008, we made a payment of $900,000 to resolve certain post-closing contingencies related to the sale of PC Wholesale.
Net cash used in financing activities. During the three months ended March 31, 2009, we made net repayments on our debt facilities that reduced our outstanding debt balances by $57.0 million and made net repayments under our inventory financing facility of $17.8 million. These uses of cash were partially offset by a $5.2 million increase in our book overdrafts. As of March 31, 2009, there was no current portion of our long-term debt. During the three months ended March 31, 2008, we funded repurchases of $15.0 million of our common stock and received $3.0 million of proceeds from sales of common stock under employee stock plans.
Our borrowing capacity under our senior revolving credit facility and our accounts receivable securitization financing facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the Company’s trailing twelve months EBITDA, as defined in the agreements. The maximum leverage ratio permitted under the agreements is currently 3.0 times trailing twelve-month EBITDA and steps down to 2.75 times in October 2009. A significant drop in EBITDA would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter, to a level that would be below the Company’s total debt capacity. As of March 31 2009, of the $450.0 million of total debt capacity available, the Company’s borrowing capacity was limited to $340.7 million based on trailing twelve-month EBITDA of $113.6 million.
We anticipate that cash flows from operations, together with the funds available under our financing facilities will be adequate to support our presently anticipated cash and working capital requirements for operations over the next 12 months. Additionally, we expect to use any excess cash primarily to reduce outstanding debt.
Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the U.S. For foreign entities not treated as branches for U.S. tax purposes, we do not provide for U.S. income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. As of March 31, 2009, we had approximately $56.6 million in cash and cash equivalents in our foreign subsidiaries.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Off Balance Sheet Arrangements
We have entered into off-balance sheet arrangements, which include guaranties and indemnifications, as defined by the SEC’s Final Rule 67, “Disclosure in Management’s Discussion and Analysis About Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.” The guaranties and indemnifications are discussed in Note 11 to our Consolidated Financial Statements in Part I, Item 1 of this report. We believe that none of our off-balance sheet arrangements has, or is reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Recently Issued Accounting Pronouncements
There have been no material changes or additions to the recently issued accounting pronouncements as previously reported in Note 1 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008 which affect or may affect our financial statements.
Contractual Obligations
There have been no material changes in our reported contractual obligations, as described under “Contractual Obligations for Continuing Operations” in “Liquidity and Capital Resources ” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008.

INSIGHT ENTERPRISES, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Other than the change in our open foreign currency forward contracts provided below, there have been no material changes in our reported market risks, as described in “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008.
The following table summarizes our open foreign currency forward contracts held at March 31, 2009. All U.S. dollar and foreign currency amounts are presented in thousands.

	Sell	Buy
Foreign Currency	SEK	EURO
Foreign Amount	3,000	7,350
Exchange Rate	8.313	1.361
USD Equivalent	$361	$10,000
Weighted Average Maturity	Less than 1 month
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As reported in our Annual Report on Form 10-K for the year ended December 31, 2008, management identified a material weakness in our internal control over financial reporting related to the proper disposition, reconciliation, monitoring and consequent accounting of aged trade credits. Inadequate understanding of the Company’s unclaimed property obligations and unsupported assumptions regarding trade credits resulted in the following control deficiencies which, when considered in the aggregate, resulted in a material weakness in our internal control over financial reporting:
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
The material weakness resulted in errors in the accounting for certain aged trade credits and in the restatement of our historical consolidated financial statements. As a result of the material weakness described above, management concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2008. We are in the process of implementing remedial measures to address the aforementioned material weakness, with the intent to fully remediate the material weakness in our internal control over financial reporting.
Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and determined that as of March 31, 2009 as a result of the material weakness described above, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

INSIGHT ENTERPRISES, INC.
Changes in Internal Control over Financial Reporting
The Company has completed its investigation into the trade credits issue and subsequent to December 31, 2008, we have begun taking steps to remediate the aforementioned material weakness. We have implemented or are in the process of implementing internal control improvements in several areas. Some of these improvements will require systems enhancements that will take some time to implement. In the interim, the Company intends to use improved manual controls to ensure that the aged trade credits are accounted for appropriately in compliance with all legal and accounting requirements. Thus, the Company has not completed all of the actions necessary to remediate the material weakness in internal control over financial reporting. There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On April 1, 2008, we completed the acquisition of Calence pursuant to an agreement and plan of merger (the “Merger Agreement”), a related support agreement (the “Support Agreement”) and other ancillary agreements. In April 2008, in connection with an investigation being conducted by the United States Department of Justice (the “DOJ”), Calence received a subpoena from the Office of the Inspector General of the Federal Communications Commission (the “FCC”) requesting documents related to the award, by the Universal Service Administration Company (“USAC”), of funds under the E-Rate program to a participating school district. The E- Rate program provides schools and libraries with discounts to obtain affordable telecommunications and internet access. No allegations were made against Calence, and we have responded to the subpoena. Pursuant to the Merger Agreement and the Support Agreement, the former owners of Calence have agreed to indemnify us for certain losses and damages that may arise out of or result from this matter, including our fees and expenses for responding to the subpoena.

INSIGHT ENTERPRISES, INC.
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
Management does not believe that the ultimate outcome of these legal proceedings will have a material effect on our results of operations.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the three months ended March 31, 2009.
We have never paid a cash dividend on our common stock. We currently intend to reinvest all of our earnings into our business and do not intend to pay any cash dividends in the foreseeable future. Our senior revolving credit facility contains restrictions on the payment of cash dividends.
Issuer Purchases of Equity Securities
We did not repurchase any shares of our common stock during the three months ended March 31, 2009.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.

INSIGHT ENTERPRISES, INC.
Item 6. Exhibits.
(a) Exhibits (unless otherwise noted, exhibits are filed herewith).

Exhibit No.	Description

3.1	Composite Certificate of Incorporation of Insight Enterprises, Inc. (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the year ended December 31, 2005, File No. 0-25092).

3.2	Amended and Restated Bylaws of the Insight Enterprises, Inc. (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on January 14, 2008, File No. 0-25092).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INSIGHT ENTERPRISES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2009	INSIGHT ENTERPRISES, INC.
	By:	/s/ Richard A. Fennessy
Richard A. Fennessy
President and Chief Executive Officer (Duly Authorized Officer)

	By:	/s/ Glynis A. Bryan
Glynis A. Bryan
Chief Financial Officer (Principal Financial Officer)

INSIGHT ENTERPRISES, INC.
EXHIBIT INDEX

Exhibit No.	Description

3.1	Composite Certificate of Incorporation of Insight Enterprises, Inc. (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the year ended December 31, 2005, File No. 0-25092).

3.2	Amended and Restated Bylaws of the Insight Enterprises, Inc. (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on January 14, 2008, File No. 0-25092).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.