Form 10-Q
period 2009-06-30
INSIGHT ENTERPRISES INC
filed 2009-08-06
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009
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
Yes ☐     No ☑
The number of shares outstanding of the issuer’s common stock as of July 31, 2009 was 45,864,209.

INSIGHT ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
Three Months Ended June 30, 2009

INSIGHT ENTERPRISES, INC.
FORWARD-LOOKING INFORMATION
Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect the amount and timing of net sales, gross profit, operating expenses, earnings from continuing operations, non-operating income and expenses, net earnings or cash flows, the payment of accrued expenses and liabilities (including assumptions about currency fluctuations underlying such statements); effects of acquisitions or dispositions; projections of capital expenditures and uses of our working capital resources; our projections about our outlook for 2009, including projected diluted earnings per share (excluding the impact of certain expenses and charges), fluctuations in our borrowing levels during the remainder of 2009, and the benefits of cost reduction actions we have taken or may take; hiring plans; plans for future operations; the sufficiency of our liquidity and capital resources; the availability of financing and our needs or plans relating thereto; plans relating to our products and services; the effect of new accounting principles or changes in accounting policies; the effect of guaranty and indemnification obligations; projections about the outcome of ongoing tax audits and unrecognized tax benefits for uncertain tax positions; statements related to accounting estimates, including estimated stock option and other equity award forfeitures, and deferred compensation cost amortization periods; the timing of payments relating to previously accrued restructuring charges; projections about the outcome and effect of pending legal proceedings and the sufficiency of our provisions for estimated losses relating thereto; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions, and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that the events discussed in the forward-looking statements will be achieved, and actual results could differ materially from results described by forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:
•	general economic conditions, including concerns regarding a global recession and credit constraints;

•	changes in the information technology industry and/or the economic environment;

•	our reliance on partners for product availability, marketing funds, purchasing incentives and competitive products to sell;

•	stockholder litigation related to the restatement of our consolidated financial statements;

•	our ability to collect our accounts receivable;

•	increased debt and interest expense and lower availability on our financing facilities and changes in the overall capital markets that could increase our borrowing costs or reduce future availability of financing;

•	disruptions in our information technology systems and voice and data networks, including our system upgrade and the migration of acquired businesses to our information technology systems and voice and data networks;

•	actions of our competitors, including manufacturers and publishers of products we sell;

•	the integration and operation of acquired businesses, including our ability to achieve expected benefits of the acquisitions;

•	seasonal changes in demand for sales of software licenses;

•	the risks associated with international operations;

•	exposure to changes in, or interpretations of, tax rules and regulations;

•	exposure to currency exchange risks and volatility in the U.S. dollar, Canadian dollar, the Euro and the British Pound Sterling exchange rates;

•	our dependence on key personnel;

•	failure to comply with the terms and conditions of our public sector contracts;

•	rapid changes in product standards; and

•	intellectual property infringement claims and challenges to our registered trademarks and trade names.
Additionally, there may be other risks that are otherwise described from time to time in the reports that we file with the Securities and Exchange Commission. Any forward-looking statements in this report should be considered in light of various important factors, including the risks and uncertainties listed above, as well as others. We assume no obligation to update, and do not intend to update, any forward-looking statements. We do not endorse any projections regarding future performance that may be made by third parties.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
INSIGHT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$119,820	$49,175
Accounts receivable, net of allowances for doubtful accounts of $15,856 and $20,156, respectively	879,770	990,026
Inventories	83,335	103,130
Inventories not available for sale	24,446	30,507
Deferred income taxes	38,776	40,075
Other current assets	45,427	37,495

Total current assets	1,191,574	1,250,408

Property and equipment, net of accumulated depreciation of $146,072 and $131,633, respectively	155,702	157,334
Goodwill	5,764	—
Intangible assets, net of accumulated amortization of $33,766 and $25,663, respectively	88,152	93,400
Deferred income taxes	86,251	89,757
Other assets	16,552	16,741

	$1,543,995	$1,607,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$732,710	$720,833
Accrued expenses and other current liabilities	193,620	175,769
Current portion of long-term debt	—	—
Deferred revenue	34,101	36,339

Total current liabilities	960,431	932,941

Long-term debt	119,500	228,000
Deferred income taxes	1,934	2,291
Other liabilities	20,275	22,440

	1,102,140	1,185,672

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 46,864 shares at June 30, 2009 and 45,595 shares at December 31, 2008 issued and outstanding	459	456
Additional paid-in capital	374,013	371,664
Retained earnings	49,187	40,290
Accumulated other comprehensive income — foreign currency translation adjustments	18,196	9,558

Total stockholders’ equity	441,855	421,968

	$1,543,995	$1,607,640

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		As Restated		As Restated
		(1)		(1)
Net sales	$1,037,162	$1,396,585	$1,988,322	$2,500,083
Costs of goods sold	889,318	1,195,643	1,708,706	2,147,519

Gross profit	147,844	200,942	279,616	352,564
Operating expenses:
Selling and administrative expenses	123,865	152,878	257,208	288,339
Goodwill impairment	—	313,776	—	313,776
Severance and restructuring expenses	2,130	3,508	8,477	5,408

Earnings (loss) from operations	21,849	(269,220)	13,931	(254,959)
Non-operating (income) expense:
Interest income	(188)	(700)	(288)	(1,301)
Interest expense	1,988	3,912	4,088	6,578
Net foreign currency exchange (gain) loss	(162)	1,055	(213)	118
Other expense, net	202	171	481	490

Earnings (loss) from continuing operations before income taxes	20,009	(273,658)	9,863	(260,844)
Income tax expense (benefit)	7,116	(98,583)	3,767	(93,942)

Net earnings (loss) from continuing operations	12,893	(175,075)	6,096	(166,902)
Net earnings from a discontinued operation	2,801	—	2,801	—

Net earnings (loss)	$15,694	$(175,075)	$8,897	$(166,902)

Net earnings (loss) per share — Basic:
Net earnings (loss) from continuing operations	$0.28	$(3.76)	$0.13	$(3.51)
Net earnings from a discontinued operation	0.06	—	0.06	—

Net earnings (loss) per share	$0.34	$(3.76)	$0.19	$(3.51)

Net earnings (loss) per share — Diluted:
Net earnings (loss) from continuing operations	$0.28	$(3.76)	$0.13	$(3.51)
Net earnings from a discontinued operation	0.06	—	0.06	—

Net earnings (loss) per share	$0.34	$(3.76)	$0.19	$(3.51)

Shares used in per share calculations:
Basic	45,853	46,594	45,781	47,567

Diluted	46,336	46,594	46,023	47,567

(1)	See Note 2 “Restatement of Consolidated Financial Statements.”
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2009	2008
		As Restated
		(1)
Cash flows from operating activities:
Net earnings (loss)	$8,897	$(166,902)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Goodwill impairment	—	313,776
Depreciation and amortization	19,277	19,482
Provision for losses on accounts receivable	1,328	1,529
Write-downs of inventories	3,882	4,275
Non-cash stock-based compensation	7,165	5,889
Non-cash gain from arbitrated claim, net of tax	(2,801)	—
Excess tax benefit from employee gains on stock-based compensation	—	(110)
Deferred income taxes	211	(110,476)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	145,031	(85,391)
Decrease (increase) in inventories	23,315	(19,243)
(Increase) decrease in other current assets	(6,904)	14,505
(Increase) decrease in other assets	(1,022)	2,406
(Decrease) increase in accounts payable	(31,662)	122,878
Increase in deferred revenue	1,068	8,289
Increase (decrease) in accrued expenses and other liabilities	24,840	(8,574)

Net cash provided by operating activities	192,625	102,333

Cash flows from investing activities:
Acquisition of Calence, net of cash acquired	(12,834)	(124,671)
Purchases of property and equipment	(8,345)	(15,703)
Other	—	(900)

Net cash used in investing activities	(21,179)	(141,274)

Cash flows from financing activities:
Borrowings on senior revolving credit facility	529,873	372,770
Repayments on senior revolving credit facility	(638,373)	(176,770)
Borrowings on accounts receivable securitization financing facility	145,000	181,500
Repayments on accounts receivable securitization financing facility	(145,000)	(184,500)
Repayments on term loan	—	(56,250)
Net borrowings under inventory financing facility	1,210	16,850
Repayments on assumed debt	—	(7,083)
Payment of deferred financing fees	(531)	(3,300)
Proceeds from sales of common stock under employee stock plans	—	3,078
Excess tax benefit from employee gains on stock-based compensation	—	110
Payment of payroll taxes on stock-based compensation through shares withheld	(398)	(1,983)
Repurchases of common stock	—	(50,000)
Increase (decrease) in book overdrafts	6,126	(3,893)

Net cash (used in) provided by financing activities	(102,093)	90,529

Foreign currency exchange effect on cash flows	1,292	1,257

Increase in cash and cash equivalents	70,645	52,845
Cash and cash equivalents at beginning of period	49,175	56,718

Cash and cash equivalents at end of period	$119,820	$109,563

(1)	See Note 2 “Restatement of Consolidated Financial Statements.”
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
Currently, our offerings in North America and the United Kingdom include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and select software-related services.
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2009, our results of operations for the three and six months ended June 30, 2009 and 2008 and our cash flows for the six months ended June 30, 2009 and 2008. The consolidated balance sheet as of December 31, 2008 was derived from the audited consolidated balance sheet at such date. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission (“SEC”) and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).
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
The consolidated financial statements include the accounts of Insight Enterprises, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. References to “the Company,” “we,” “us,” “our” and other similar words refer to Insight Enterprises, Inc. and its consolidated subsidiaries, unless the context suggests otherwise.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Effective January 1, 2009, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations,” FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” and SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement 133.” Other than the additional disclosures required by SFAS No. 161 (see Note 9), the adoption of these pronouncements had no effect on our financial statements.
Effective June 30, 2009, we adopted the provisions of SFAS No. 165 (revised 2007), “Subsequent Events.” Other than the additional disclosures required by SFAS No. 165 (see Note 14), the adoption of this pronouncement had no effect on our financial statements.
2. Restatement of Consolidated Financial Statements
As discussed in our Annual Report in Form 10-K for the year ended December 31, 2008, on February 9, 2009, following an internal review we issued a press release announcing that our management had identified errors in the Company’s accounting for trade credits in prior periods dating back to December 1996. The internal review encompassed aged trade credits, including both aged accounts receivable credits and aged accounts payable credits, arising in the ordinary course of business that were recognized in the Company’s statements of operations prior to the legal discharge of the underlying liabilities under applicable domestic and foreign laws. In a Form 8-K filed on February 10, 2009, we reported that the Company’s financial statements, assessment of the effectiveness of internal control over financial reporting and related audit reports thereon in our Annual Report on Form 10-K for the year ended December 31, 2007, and the interim financial statements in our Quarterly Reports on Form 10-Q for the first three quarters of 2008, and all earnings press releases and similar communications issued by the Company relating to such financial statements, should no longer be relied upon.
We determined that corrections to our consolidated financial statements were required to reverse material prior period reductions of costs of goods sold and the related income tax effects as a result of these incorrect releases of aged trade credits. These trade credits arose from unclaimed credit memos, duplicate payments, payments for returned product or overpayments made to us by our clients, and, to a lesser extent, from goods received by us from suppliers for which we were never invoiced.
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
All prior period financial information contained in this Quarterly Report on Form 10-Q gives effect to the restatement of our consolidated financial statements as described above. Financial information included in reports previously filed or furnished by Insight Enterprises, Inc. for the periods from January 1, 1996 through September 30, 2008 should not be relied upon and are superseded by the information in our Annual Report on Form 10-K for the year ended December 31, 2008, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and in this Quarterly Report on Form 10-Q.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the effect of the restatement adjustments on the Company’s previously reported statement of operations amounts for the three and six months ended June 30, 2008 (in thousands):

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	As			As
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated
		(1)	(1)		(1)	(1)
Net sales	$1,397,722	$(1,137)	$1,396,585	$2,505,511	$(5,428)	$2,500,083
Costs of goods sold	1,195,980	(337)	1,195,643	2,150,614	(3,095)	2,147,519

Gross profit	201,742	(800)	200,942	354,897	(2,333)	352,564
Operating expenses:
Selling and administrative expenses	151,909	969	152,878	284,863	3,476	288,339
Goodwill impairment	313,949	(173)	313,776	313,949	(173)	313,776
Severance and restructuring expenses	3,508	—	3,508	5,408	—	5,408

Loss from operations	(267,624)	(1,596)	(269,220)	(249,323)	(5,636)	(254,959)
Non-operating (income) expense:
Interest income	(700)	—	(700)	(1,301)	—	(1,301)
Interest expense	3,948	(36)	3,912	6,664	(86)	6,578
Net foreign currency exchange loss	1,055	—	1,055	118	—	118
Other expense, net	171	—	171	490	—	490

Loss from continuing operations before income taxes	(272,098)	(1,560)	(273,658)	(255,294)	(5,550)	(260,844)
Income tax benefit	(97,821)	(762)	(98,583)	(91,537)	(2,405)	(93,942)

Net loss from continuing operations	(174,277)	(798)	(175,075)	(163,757)	(3,145)	(166,902)
Net earnings from a discontinued operation	—	—	—	—	—	—

Net loss	$(174,277)	$(798)	$(175,075)	$(163,757)	$(3,145)	$(166,902)

Net loss per share — Basic:
Net loss from continuing operations	$(3.74)	$(0.02)	$(3.76)	$(3.44)	$(0.07)	$(3.51)
Net earnings from a discontinued operation	—	—	—	—	—	—

Net loss per share	$(3.74)	$(0.02)	$(3.76)	$(3.44)	$(0.07)	$(3.51)

Net loss per share — Diluted:
Net loss from continuing operations	$(3.74)	$(0.02)	$(3.76)	$(3.44)	$(0.07)	$(3.51)
Net earnings from a discontinued operation	—	—	—	—	—	—

Net loss per share	$(3.74)	$(0.02)	$(3.76)	$(3.44)	$(0.07)	$(3.51)

(1)	See additional discussion in Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the effect of the restatement adjustments on the Company’s previously reported cash flow amounts for the six months ended June 30, 2008 (in thousands):

	Six Months Ended June 30, 2008
	As Reported	Adjustments		As Restated
		(1)		(1)
Cash flows from operating activities:
Net loss	$(163,757)	$(3,145)		$(166,902)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Goodwill impairment	313,949	(173)		313,776
Depreciation and amortization	19,408	74		19,482
Provision for losses on accounts receivable	1,529	—		1,529
Write-downs of inventories	4,275	—		4,275
Non-cash stock-based compensation	5,638	251		5,889
Excess tax benefit from employee gains on stock-based compensation	(108)	(2)		(110)
Deferred income taxes	(110,270)	(206)		(110,476)
Changes in assets and liabilities:
Increase in accounts receivable	(90,819)	5,428		(85,391)
Increase in inventories	(14,217)	(5,026)		(19,243)
Decrease in other current assets	14,505	—		14,505
Decrease in other assets	2,406	—		2,406
Increase in accounts payable	141,297	(18,419	) (2)	122,878
Increase in deferred revenue	8,289	—		8,289
Decrease in accrued expenses and other liabilities	(13,084)	4,510		(8,574)

Net cash provided by operating activities	119,041	(16,708)		102,333

Cash flows from investing activities:
Acquisition of Calence, net of cash acquired	(124,671)	—		(124,671)
Purchases of property and equipment	(15,617)	(86)		(15,703)
Other	(900)	—		(900)

Net cash used in investing activities	(141,188)	(86)		(141,274)

Cash flows from financing activities:
Borrowings on senior revolving credit facility	372,770	—		372,770
Repayments on senior revolving credit facility	(176,770)	—		(176,770)
Borrowings on long-term financing facility	181,500	—		181,500
Repayments on long-term financing facility	(184,500)	—		(184,500)
Repayments on term loan	(56,250)	—		(56,250)
Net borrowings under inventory financing facility	—	16,850	(2)	16,850
Repayments on assumed debt	(7,083)	—		(7,083)
Deferred financing fees	(3,300)	—		(3,300)
Proceeds from sales of common stock under employee stock plans	3,078	—		3,078
Excess tax benefit from employee gains on stock-based compensation	108	2		110
Payment of payroll taxes on stock-based compensation through shares withheld	(1,983)	—		(1,983)
Repurchases of common stock	(50,000)	—		(50,000)
Increase in book overdrafts	(3,893)	—		(3,893)

Net cash used in financing activities	73,677	16,852		90,529

Foreign currency exchange effect on cash flows	1,315	(58)		1,257

Increase in cash and cash equivalents	52,845	—		52,845
Cash and cash equivalents at beginning of period	56,718	—		56,718

Cash and cash equivalents at end of period	$109,563	$—		$109,563

(1)	See additional discussion in Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008.

(2)	Adjustment to reclassify net borrowings under the inventory financing facility from the acquisition of Calence in April 1, 2008 to June 30, 2008 to conform to the presentation utilized for subsequent year to date periods.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
3. Net Earnings (Loss) from Continuing Operations Per Share (“EPS”)
Basic EPS is computed by dividing net earnings (loss) from continuing operations available to common stockholders by the weighted average number of common shares outstanding during each quarter. Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and restricted stock units. A reconciliation of the denominators of the basic and diluted EPS calculations follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		As Restated		As Restated
		(1)		(1)
Numerator:
Net earnings (loss) from continuing operations	$12,893	$(175,075)	$6,096	$(166,902)

Denominator:
Weighted average shares used to compute basic EPS	45,853	46,594	45,781	47,567
Dilutive potential common shares due to dilutive options and restricted stock units, net of tax effect	483	—	242	—

Weighted average shares used to compute diluted EPS	46,336	46,594	46,023	47,567

Net earnings (loss) from continuing operations:
Basic	$0.28	$(3.76)	$0.13	$(3.51)

Diluted	$0.28	$(3.76)	$0.13	$(3.51)

(1)	See Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008 and Note 2 above.
During the three and six months ended June 30, 2009, 1,759,000 and 2,028,000 weighted average outstanding stock options, respectively, were not included in the diluted EPS calculation because the exercise prices of these options were greater than the average market price of our common stock during the period. No potential common shares were included in the diluted EPS computation for the three and six months ended June 30, 2008 because of the net loss in those periods, which would result in an antidilutive per share amount.
4. Goodwill
During the six months ended June 30, 2009, we accrued $5,764,000 of additional purchase price consideration and the related accrued interest thereon as a result of Calence, LLC (“Calence”), acquired April 1, 2008, achieving certain performance targets during the respective periods. In April 2009, a cash payment of $12,834,000 was made to the former owners of Calence related to this additional purchase price consideration and the related interest thereon accrued through March 31, 2009. Such amount is reflected as an investing activity within the Consolidated Statement of Cash Flows. Additional purchase price consideration and the related accrued interest thereon of $3,292,000 that was accrued during the three months ended June 30, 2009 is included in accrued expenses and other current liabilities within the Consolidated Balance Sheet.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
5. Debt and Inventory Financing Facility
Debt
Our long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2009	2008
Senior revolving credit facility	$119,500	$228,000
Accounts receivable securitization financing facility (the “ABS facility”)	—	—

Total	119,500	228,000
Less: current portion of term loan	—	—

Long-term debt	$119,500	$228,000

Our senior revolving credit facility matures April 1, 2013. Our financing facilities contain various covenants. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified period of time. At June 30, 2009, we were in compliance with all such covenants.
Inventory Financing Facility
As of June 30, 2009 and December 31, 2008, $82,114,000 and $80,904,000, respectively, was included in accounts payable within the Consolidated Balance Sheet related to our inventory financing facility.
6. Income Taxes
Our effective tax rate from continuing operations for the three and six months ended June 30, 2009 was 35.6% and 38.2%, respectively. For the three and six months ended June 30, 2009, our effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to state income taxes, net of federal tax, partially offset by lower taxes on income earned in foreign jurisdictions.
Our effective tax rate for the three months ended June 30, 2008 was 36.0% on a $273,658,000 loss from continuing operations. Our effective tax rate for the six months ended June 30, 2008 was also 36.0% on a $260,844,000 loss from continuing operations. The effective tax rate for both periods differed from the United States federal statutory rate of 35.0% due primarily to state income taxes, net of federal tax, and lower taxes on income earned in foreign jurisdictions, offset by the non-deductible portion of the goodwill impairment charge.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
7. Severance, Restructuring and Acquisition Integration Activities
Severance Costs Expensed in 2009
During the three months ended June 30, 2009, EMEA and APAC recorded severance expense totaling $1,900,000 and $230,000, respectively, and during the six months ended June 30, 2009, North America, EMEA and APAC recorded severance expense totaling $5,859,000, $2,317,000 and $301,000, respectively, related to on-going restructuring efforts to reduce operating expenses related to support functions. The following table details the changes in these liabilities during the six months ended June 30, 2009 (in thousands):

	North America	EMEA	APAC	Consolidated
Severance costs	$5,859	$2,317	$301	$8,477
Foreign currency translation adjustments	—	100	(2)	98
Cash payments	(5,188)	(394)	(81)	(5,663)

Balance at June 30, 2009	$671	$2,023	$218	$2,912

All remaining outstanding obligations are expected to be paid during the year ending December 31, 2009 and are therefore included in accrued expenses and other current liabilities.
Severance Costs Expensed in 2008
During the year ended December 31, 2008, North America, EMEA and APAC recorded severance expense related to on-going restructuring efforts to reduce operating expenses related to support functions. The following table details the changes in these liabilities during the six months ended June 30, 2009 (in thousands):

	North America	EMEA	APAC	Consolidated
Balance at December 31, 2008	$775	$1,939	$—	$2,714
Foreign currency translation adjustments	—	4	—	4
Cash payments	(557)	(1,759)	—	(2,316)

Balance at June 30, 2009	$218	$184	$—	$402

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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table details the changes in these liabilities during the six months ended June 30, 2009 (in thousands):

	North America	EMEA	Consolidated
Balance at December 31, 2008	$341	$2,806	$3,147
Foreign currency translation adjustments	—	105	105
Adjustments	—	(818)	(818)
Cash payments	—	(305)	(305)

Balance at June 30, 2009	$341	$1,788	$2,129

In the accompanying consolidated balance sheet at June 30, 2009, $1,920,000 is expected to be paid in 2009 and is therefore included in accrued expenses and other current liabilities, and $209,000 is expected to be paid after 2009 and is therefore included in other liabilities (long-term). An adjustment of $818,000 was recorded as a reduction of selling and administrative expenses recorded during the three and six months ended June 30, 2009 and the related severance accrual in EMEA due to a change in estimate of the costs of the integration plan.
Restructuring Costs Expensed in 2005
During the year ended December 31, 2005, Insight UK moved into a new facility and recorded facilities-based restructuring costs of $7,458,000.
The following table details the changes in this liability during the six months ended June 30, 2009 (in thousands):

EMEA
Balance at December 31, 2008	$1,050
Foreign currency translation adjustments	147
Cash payments	(205)

Balance at June 30, 2009	$992

In the accompanying consolidated balance sheet at June 30, 2009, the remaining accrual of $992,000 is expected to be paid in 2009, as the leases expire in December 2009, and is therefore included in accrued expenses and other current liabilities.
8. Stock-Based Compensation
We recorded the following pre-tax amounts for stock-based compensation, by operating segment, in our consolidated financial statements (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		As Restated		As Restated
		(1)		(1)
North America	$865	$1,892	$5,125	$4,059
EMEA	179	728	1,932	1,676
APAC	30	74	108	154

Total	$1,074	$2,694	$7,165	$5,889

(1)	See Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008 and Note 2 above.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Stock Options
For the three months ended June 30, 2009, we recorded stock-based compensation expense related to stock options, net of an estimate of forfeitures, of $70,000 and for the three months ended June 30, 2008 we recorded a benefit of $253,000 in continuing operations related to the reversal of previously recognized expense as the result of actual forfeited awards being in excess of estimated forfeitures. For the six months ended June 30, 2009 and 2008, we recorded stock-based compensation expense related to stock options, net of an estimate of forfeitures, of $135,000 and $293,000, respectively. As of June 30, 2009, total compensation cost not yet recognized related to nonvested stock options is $540,000, which is expected to be recognized over the next .86 years on a weighted-average basis.
The following table summarizes our stock option activity during the six months ended June 30, 2009:

				Weighted
			Aggregate	Average
		Weighted	Intrinsic Value	Remaining
	Number	Average	(in-the-money	Contractual
	Outstanding	Exercise Price	options)	Life (in years)
Outstanding at January 1, 2009	2,536,673	$19.47
Granted	—	—
Exercised	—	—	$—

Forfeited or expired	(946,408)	19.81

Outstanding at June 30, 2009	1,590,265	19.27	$—	0.94

Exercisable at June 30, 2009	1,456,932	19.40	$—	0.71

Vested and expected to vest	1,574,492	19.28	$—	0.92

There is no aggregate intrinsic value reflected in the preceding table because our closing stock price of $9.66 as of June 30, 2009 was less than the exercise price of all outstanding options.
The following table summarizes the status of outstanding stock options as of June 30, 2009:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted Average	Average		Average
Range of	Number of	Remaining	Exercise	Number of	Exercise
Exercise	Options	Contractual	Price Per	Options	Price Per
Prices	Outstanding	Life (in years)	Share	Exercisable	Share
$13.94 – 17.77	339,106	2.26	$16.96	205,773	$16.43
17.79 – 18.65	369,601	0.79	18.54	369,601	18.54
18.67 – 19.79	59,124	0.89	19.25	59,124	19.25
19.90 – 19.90	500,000	0.38	19.90	500,000	19.90
20.00 – 41.00	322,434	0.60	21.55	322,434	21.55

	1,590,265	0.94	19.27	1,456,932	19.40

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Restricted Stock
For the three months ended June 30, 2009 and 2008, we recorded stock-based compensation expense, net of estimated forfeitures, related to restricted stock shares and RSUs of $1,004,000 and $2,947,000, respectively. For the six months ended June 30, 2009 and 2008, we recorded stock-based compensation expense, net of estimated forfeitures, related to RSUs of $7,030,000 and $5,596,000, respectively. The expense for the six months ended June 30, 2009 includes a non-cash charge of $5,478,000 that was recognized as a result of the cancellation of certain long-term incentive awards discussed below. As of June 30, 2009, total compensation cost not yet recognized related to nonvested RSUs is $7,112,000, which is expected to be recognized over the next 1.09 years on a weighted-average basis. The following table summarizes our RSU activity during the six months ended June 30, 2009:

		Weighted Average
		Grant Date Fair
	Number	Value	Fair Value
Nonvested at January 1, 2009	1,520,156	$13.71
Granted	1,154,373	3.11
Vested, including shares withheld to cover taxes	(369,285)	19.41	$1,454,133	(a)

Forfeited	(917,340)	9.37

Nonvested at June 30, 2009	1,387,904	6.24	$13,407,153	(b)

Expected to vest	1,152,383		$11,132,020	(b)

(a)	The fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

(b)	The aggregate fair value of the nonvested RSUs expected to vest represents the total pre-tax fair value, based on our closing stock price of $9.66 as of June 30, 2009, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.
During the six months ended June 30, 2009, the RSUs that vested for teammates in the United States were net-share settled such that we withheld shares with value equivalent to the teammates’ minimum statutory United States tax obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. The total shares withheld during the six months ended June 30, 2009 of 100,803 were based on the value of the RSUs on their vesting date as determined by our closing stock price on such date. For the six months ended June 30, 2009, total payments for the employees’ tax obligations to the taxing authorities were $398,000 and are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net-share settlements had the economic effect of repurchases of common stock as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent a repurchase of shares or an expense to us.
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
The plan provided for the award of RSUs that were to be issued based upon achievement of specific stock price hurdles within specific timeframes over a three-year period from 2009-2011. If all or some hurdles were not achieved, 33% of the remaining award (i.e., any shares not issued for achievement of the specific stock price hurdles in the specific timeframes) would have been made on February 15, 2013, assuming continued employment. However, due to the economic climate and the decrease in Insight’s stock price, on February 19, 2009, Messrs. Fennessy, Fenton and McGrath agreed to forfeit the awards, resulting in the termination of the awards. Accordingly, no shares were, or will be, issued under these awards. A non-cash charge of $5,478,000 was recognized as a result of the cancellation of these awards. Such amount is included in selling and administrative expenses in the Consolidated Statement of Operations for the six months ended June 30, 2009.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
9. Derivative Financial Instruments
We use derivatives to partially offset our exposure to fluctuations in certain foreign currencies. We do not enter into derivatives for speculative or trading purposes. Derivatives are recorded at fair value on the balance sheet and gains or losses resulting from changes in fair value of the derivative are recorded currently in income. The Company does not designate its hedges for special hedge accounting.
Non-Designated Hedges
We use foreign exchange forward contracts to hedge certain non-functional currency assets and liabilities from changes in exchange rate movements. Our non-functional currency assets and liabilities are primarily related to foreign currency denominated payables, receivables, and cash balances. The foreign currency forward contracts, carried at fair value, typically have a maturity of one month or less. We currently enter into approximately four foreign exchange forward contracts per month with an average notional value of $7,400,000 and an average maturity of approximately one week.
The counterparties associated with our foreign exchange forward contracts are large credit worthy commercial banks. The derivatives transacted with these institutions are short in duration and therefore we do not consider counterparty concentration and non-performance to be material risks.
The following table summarizes our derivative financial instruments as of June 30, 2009 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$4	Accrued expenses and other current liabilities	$(1)

Total derivatives not designated as hedging instruments		$4		$(1)

(a)	Additional information on our purpose for entering into derivatives is described in “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008.
The following table summarizes the effect of our derivative financial instruments on our results of operations during the three and six months ended June 30, 2009 (in thousands):

		Amount of Loss Recognized in
		Earnings on Derivative
		Three Months	Six Months
Derivatives Not Designated as Hedging	Location of Loss Recognized in	Ended	Ended
Instruments	Earnings on Derivative	June 30, 2009	June 30, 2009

Foreign exchange contracts	Net foreign currency exchange loss	$682	$1,817

Total		$682	$1,817

10. Fair Value Measurements
The following table summarizes the valuation of our financial instruments by the following three categories as of June 30, 2009 (in thousands):
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

		Quoted	Significant
		Market Prices	Other	Significant
	Value as of	in Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs	Balance Sheet
	2009	(Level 1)	(Level 2)	(Level 3)	Classification
Assets:

Foreign Exchange Derivatives	$4	$—	$4	$—	Other current assets

Total Assets at Fair Value	$4	$—	$4	$—

Liabilities:

Foreign Exchange Derivatives	$1	$—	$1	$—	Accrued expenses and other current liabilities

Total Liabilities at Fair Value	$1	$—	$1	$—

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
As of June 30, 2009, we have no nonfinancial assets or liabilities that are measured on a recurring basis and our other financial assets or liabilities generally consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities. The estimated fair values of our cash equivalents is determined based on quoted prices in active markets for identical assets. The fair value of the other financial assets and liabilities is based on the value that would be received or paid in an orderly transaction between market participants and approximates the carrying value due to their nature and short duration.
11. Comprehensive Income (Loss)
Comprehensive income (loss) for the three and six months ended June 30, 2009 and 2008 includes the following component (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		As Restated		As Restated
		(1)		(1)
Net earnings (loss)	$15,694	$(175,075)	$8,897	$(166,902)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	14,172	1,500	8,638	7,852

Total comprehensive income (loss)	$29,866	$(173,575)	$17,535	$(159,050)

(1)	See Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008 and Note 2 above.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
12. Commitments and Contingencies
Contractual
In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of June 30, 2009 and December 31, 2008, we had approximately $28,972,000 and $24,623,000, respectively, of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse them.
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
Guaranties
In the ordinary course of business, we may guarantee the indebtedness or performance obligations of our subsidiaries to vendors and clients. We have not recorded specific liabilities for these guaranties in the consolidated financial statements because, to the extent applicable, we have recorded the underlying liabilities associated with the guaranties. In the event we are required to perform under the related contracts, we believe the cost of such performance would not have a material adverse effect on our consolidated financial position or results of operations. Our financing agreements generally limit the amount of guarantees that may be outstanding at a point in time related to client or vendor contracts where such guarantees are considered indebtedness, as defined in the financing agreements.
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
Management believes that payments, if any, related to these indemnifications are not probable at June 30, 2009 and, if incurred, would not be material. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Contingencies Related to Third-Party Review
From time to time, we are subject to potential claims and assessments from third parties. We are also subject to various governmental, client and vendor audits. We continually assess whether or not such claims have merit and warrant accrual. Where appropriate, we accrue estimates of anticipated liabilities in the consolidated financial statements. Such estimates are subject to change and may affect our results of operations and our cash flows.
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
Beginning in March 2009, three purported class action lawsuits were filed in the U.S. District Court for the District of Arizona against us and certain of our current and former directors and officers on behalf of purchasers of our securities during the period April 22, 2004 to February 6, 2009. The plaintiffs in two of these lawsuits voluntarily dismissed their complaints in May and June 2009. The remaining complaint, which seeks unspecified damages, asserts claims under the federal securities laws relating to our February 9, 2009 announcement that we expected to restate our financial statements for the year ended December 31, 2007 and for the first three quarters of 2008 and that the restatement would include a material reduction of retained earnings. The complaint also alleges that we issued false and misleading financial statements and issued misleading public statements about our results of operations. The court appointed a lead plaintiff and lead counsel on June 24, 2009. None of the defendants have responded to the complaint at this time. In June 2009, we were notified that three shareholder derivative lawsuits had been filed, two in the Superior Court in Maricopa County, Arizona (the “State derivative actions”) and one in the U.S. District Court for the District of Arizona (the “Federal derivative action”), by persons identifying themselves as Insight shareholders and purporting to act on behalf of Insight, naming Insight as a nominal defendant and current and former officers and directors as defendants. The three complaints, like the purported class action complaint, arise out of our February 9, 2009 announcement. The State derivative actions allege breaches of fiduciary duties of loyalty and good faith, breach of fiduciary duties for insider selling and misappropriation of information, and unjust enrichment, and the Federal derivative action alleges breach of fiduciary duty, gross mismanagement and waste of corporate assets. The amount of damages sought by the plaintiffs is not specified in the complaints. On July 31, 2009, we received, from the plaintiff in the Federal derivative action, a demand to inspect books and records pursuant to Section 220 of the Delaware General Corporation Law, and we are evaluating this demand. Neither the Company nor the individual defendants have answered or moved to dismiss any of the derivative complaints at this time.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
On March 19, 2009, we received a letter of informal inquiry from the SEC requesting certain documents and information relating to the Company’s historical accounting treatment of aged trade credits. On August 3, 2009, the staff of the SEC notified the Company that its investigation into the Company’s historical accounting treatment of aged trade credits has been completed and that the staff does not intend to recommend any enforcement action by the SEC against the Company.
Management does not believe that the ultimate outcome of these legal proceedings will have a material effect on our results of operations.
13. Segment Information
We operate in three reportable geographic operating segments: North America; EMEA; and APAC. Currently, our offerings in North America and the United Kingdom include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and select software-related services.
All intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments and on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the three and six months ended June 30, 2009.
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
The tables below present information about our reportable operating segments as of and for the three months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30, 2009
	North America	EMEA	APAC	Consolidated
Net sales	$713,531	$281,241	$42,390	$1,037,162
Costs of goods sold	613,783	239,468	36,067	889,318

Gross profit	99,748	41,773	6,323	147,844
Operating expenses:
Selling and administrative expenses	85,980	33,814	4,071	123,865
Severance and restructuring expenses	—	1,900	230	2,130

Earnings from operations	$13,768	$6,059	$2,022	21,849

Non-operating expense, net				1,840

Earnings from continuing operations before income taxes				20,009
Income tax expense				7,116

Net earnings from continuing operations				12,893
Net earnings from a discontinued operation				2,801

Net earnings				$15,694

Total assets at period end	$1,324,915	$444,439	$55,496	$1,543,995	*

*	Consolidated total assets include corporate assets and intercompany eliminations for a net reduction of $280,855.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended June 30, 2008
	As Restated (1)
	North America	EMEA	APAC	Consolidated
Net sales	$955,808	$382,271	$58,506	$1,396,585
Costs of goods sold	821,028	325,584	49,031	1,195,643

Gross profit	134,780	56,687	9,475	200,942
Operating expenses:
Selling and administrative expenses	105,946	41,409	5,523	152,878
Goodwill impairment	313,776	—	—	313,776
Severance and restructuring expenses	1,281	2,210	17	3,508

(Loss) earnings from operations	$(286,223)	$13,068	$3,935	(269,220)

Non-operating expense, net				4,438

Loss from continuing operations before income taxes				(273,658)
Income tax benefit				(98,583)

Net loss from continuing operations				(175,075)
Net earnings from a discontinued operation				—

Net loss				$(175,075)

Total assets at period end	$1,512,725	$586,473	$85,373	$2,032,987 *

(1)	See Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008 and Note 2 above.

*	Consolidated total assets include corporate assets and intercompany eliminations for a net reduction of $151,584.
The tables below present information about our reportable operating segments as of and for the six months ended June 30, 2009 and 2008 (in thousands):

	Six Months Ended June 30, 2009
	North America	EMEA	APAC	Consolidated
Net sales	$1,373,632	$551,966	$62,724	$1,988,322
Costs of goods sold	1,180,841	474,289	53,576	1,708,706

Gross profit	192,791	77,677	9,148	279,616
Operating expenses:
Selling and administrative expenses	181,087	68,720	7,401	257,208
Severance and restructuring expenses	5,859	2,317	301	8,477

Earnings from operations	$5,845	$6,640	$1,446	13,931

Non-operating expense, net				4,068

Earnings from continuing operations before income taxes				9,863
Income tax expense				3,767

Net earnings from continuing operations				6,096
Net earnings from a discontinued operation				2,801

Net earnings				$8,897

Total assets at period end	$1,324,915	$444,439	$55,496	$1,543,995	*

*	Consolidated total assets include corporate assets and intercompany eliminations for a net reduction of $280,855.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended June 30, 2008
	As Restated (1)
	North America	EMEA	APAC	Consolidated
Net sales	$1,717,942	$700,492	$81,649	$2,500,083
Costs of goods sold	1,481,954	597,156	68,409	2,147,519

Gross profit	235,988	103,336	13,240	352,564
Operating expenses:
Selling and administrative expenses	197,717	80,888	9,734	288,339
Goodwill impairment	313,776	—	—	313,776
Severance and restructuring expenses	2,290	3,079	39	5,408

(Loss) earnings from operations	$(277,795)	$19,369	$3,467	(254,959)

Non-operating expense, net				5,885

Loss from continuing operations before income taxes				(260,844)
Income tax benefit				(93,942)

Net loss from continuing operations				(166,902)
Net earnings from a discontinued operation				—

Net loss				$(166,902)

Total assets at period end	$1,512,725	$586,473	$85,373	$2,032,987 *

(1)	See Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008 and Note 2 above.

*	Consolidated total assets include corporate assets and intercompany eliminations for a net reduction of $151,584.
14. Subsequent Events
We evaluated subsequent events for their effect on the accompanying unaudited consolidated financial statements and notes thereto through the date of the filing of our quarterly report on Form10-Q for the quarterly period ended June 30, 2009 on or about August 5, 2009.
During the three months ended June 30, 2009, we recorded earnings from a discontinued operation of $4,460,000 as a result of the favorable settlement on July 7, 2009 of an arbitrated claim related to the 2006 sale of a former subsidiary. The amount recognized was net of payments to holders of 1,997,500 exercised stock options of the former subsidiary and a broker success fee with respect to the settlement totaling $540,000. Tax expense related to this matter was $1,659,000.
On July 24, 2009, we amended our ABS facility, which was to have expired on September 17, 2009, to, among other things, (i) add software receivables from the legacy Software Spectrum business as eligible receivables under the facility, (ii) reduce our eligible receivables under the facility by $52.3 million to reflect the trade credit liabilities that were recorded as part of our financial statement restatement described in Note 2 as well as certain other accounts receivable related to sales where recognition of the sale has been deferred (iii) establish a new 364-day term ending July 23, 2010 and (iv) increase the variable interest rate by approximately 75 basis points for funds provided under the ABS facility, calculated as the specified Pooled Commercial Paper Rate, as defined in the ABS facility, plus 2.25%. The $150.0 million maximum borrowing capacity and the maximum leverage, minimum fixed charge and asset coverage ratio financial covenant requirements under the ABS facility were not modified as part of the amendment. The actual availability under the ABS facility is determined by the quantity and quality of the underlying accounts receivable. As of June 30, 2009, on a pro forma basis giving effect to the amendment, the availability under the ABS facility was $114.8 million, up from the $57.3 million available prior to the amendment.

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
We are a leading provider of information technology (“IT”) hardware, software and services to small, medium and large businesses and public sector institutions in North America, Europe, the Middle East, Africa and Asia-Pacific. Currently, our offerings in North America and the United Kingdom include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and select software-related services.
Consolidated net sales were $1.04 billion in the second quarter of 2009, down 26% from the $1.40 billion reported in the second quarter of 2008. Gross profit also declined 26% to $147.8 million, while gross margin remained relatively constant, declining just 10 basis points to 14.3%.
We reported earnings from operations of $21.8 million for the second quarter. Results of operations for the three months ended June 30, 2009 included the effects of the following items:
•	legal and other professional fees of $2.6 million, $1.6 million net of tax, associated with the trade credits investigation and restatement quantification; and
•	severance and restructuring expenses of $2.1 million, $1.5 million net of tax, related to additional resource actions taken in the second quarter in our EMEA and APAC segments. Comparatively, in the second quarter of 2008, we recorded $3.5 million, $2.3 million net of tax, in severance and restructuring charges.
The year-over-year comparison of earnings from operations and net earnings from continuing operations is significantly affected by the $313.8 million, $201.1 million net of tax, non-cash goodwill impairment charge recognized during the second quarter of the prior year in our North America segment.
On a consolidated basis, we reported net earnings from continuing operations of $12.9 million and diluted earnings per share from continuing operations of $0.28 for the second quarter.
Earnings from a discontinued operation were $4.5 million, $2.8 million net of tax, or $0.06 per diluted share, bringing our consolidated diluted net earnings per share to $0.34 for the second quarter. The net earnings from a discontinued operation result from the favorable settlement of an arbitrated claim related to the 2006 sale of a former subsidiary of Insight.
Our focus on cash flow initiatives continued to yield benefits in the second quarter and as a result, we ended the quarter with outstanding long-term debt of $119.5 million, down $108.5 million from December 31, 2008, including a $51.5 million reduction during the second quarter.
Details about segment results of operations can be found in Note 13 to the Consolidated Financial Statements in Part I, Item 1 of this report.
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

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Updated Guidance
We continue to believe that, with demand levels where they are today and with the resource and other actions we have taken over the last several quarters, diluted earnings per share from continuing operations will be between $0.80 and $0.87 for the full year of 2009. However, given the typical seasonality of our business and our anticipation of continued softness in the EMEA market, we now believe that diluted earnings per share from continuing operations in the second half of the year may be lower than the first half of the year. This outlook does not include the effect of any severance and restructuring expenses, expenses associated with the restatement investigation and administration or related litigation, or other one-time charges.
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

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Results of Operations
The following table sets forth for the periods presented certain financial data as a percentage of net sales for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		As Restated		As Restated
		(1)		(1)
Net sales	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	85.7	85.6	85.9	85.9

Gross profit	14.3	14.4	14.1	14.1
Selling and administrative expenses	12.0	10.9	13.0	11.5
Goodwill impairment	—	22.5	—	12.6
Severance and restructuring expenses	0.2	0.3	0.4	0.2

Earnings (loss) from operations	2.1	(19.3)	0.7	(10.2)
Non-operating expense, net	0.2	0.3	0.2	0.2

Earnings (loss) from continuing operations before income taxes	1.9	(19.6)	0.5	(10.4)
Income tax expense (benefit)	0.7	(7.1)	0.2	(3.7)

Net earnings (loss) from continuing operations	1.2	(12.5)	0.3	(6.7)
Net earnings from a discontinued operation	0.3	—	0.1	—

Net earnings (loss)	1.5%	(12.5)%	0.4%	(6.7)%

(1)	See Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008.
Net Sales. Net sales for the three months ended June 30, 2009 decreased 26% compared to the three months ended June 30, 2008. Net sales for the six months ended June 30, 2009 decreased 20% compared to the six months ended June 30, 2008. Our net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2009	2008	Change	2009	2008	Change
		As Restated			As Restated
		(1)			(1)
North America	$713,531	$955,808	(25%)	$1,373,632	$1,717,942	(20%)
EMEA	281,241	382,271	(26%)	551,966	700,492	(21%)
APAC	42,390	58,506	(28%)	62,724	81,649	(23%)

Consolidated	$1,037,162	$1,396,585	(26%)	$1,988,322	$2,500,083	(20%)

(1)	See Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008 and Note 2 to our Consolidated Financial Statements in Part I, Item 1 of this report.
Net sales in North America decreased 25%, or $242.3 million, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Hardware and software sales declined 27% and 29%, respectively, while services revenue grew 24% year over year. The challenging demand environment for IT products resulted in year over year declines in our business. Additionally, the decline in software sales year over year also relates to the previously announced program changes with our largest software partner. We continue to increase the mix of services as a total of our net sales, and increases in sales of services during the second quarter of 2009 resulted from several unique services engagements during the quarter. North America had 1,210 account executives at June 30, 2009, a decrease from 1,455 at June 30, 2008. Net sales per average number of account executives in North America decreased 17% to approximately $577,000 for the three months ended June 30, 2009 from approximately $696,000 for the three months ended June 30, 2008.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Net sales in North America decreased 20%, or $344.3 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, again as a result of the challenging demand environment. The six month year over year comparison includes the effects of a sequential increase in net sales of 9% in the second quarter of 2009 compared to the first quarter of 2009.
Net sales in EMEA decreased 26%, or $101.0 million, in U.S. dollars, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Excluding the effects of foreign currency movements, net sales were down 12% compared to the second quarter of last year. In U.S. dollars, hardware and software sales declined 27% and 26%, respectively, while sales of services improved 11% year over year. The global IT demand environment continues to be challenging, with year over year decreases in hardware and software product categories. In addition, part of the decline in software sales year over year relates to the previously announced changes in programs with our largest software partner. The year over year improvement in sales of services primarily resulted from the contribution from our acquisition of MINX in July 2008. EMEA had 706 account executives at June 30, 2009, an increase from 646 at June 30, 2008. Net sales per average number of account executives in EMEA decreased 34% to approximately $405,000 for the three months ended June 30, 2009 compared to approximately $611,000 for the three months ended June 30, 2008.
Net sales in EMEA decreased 21%, or $148.5 million, in U.S. dollars, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Hardware and software sales declined 28% and 18%, respectively, while sales of services improved 33% year over year. The above factors also contributed to the six month year over year comparison in EMEA net sales.
Our APAC segment recognized net sales of $42.4 million and $62.7 million for the three and six months ended June 30, 2009, a decrease of 28% and 23%, respectively, year over year. Excluding the effects of foreign currency movements, net sales were down 15% compared to the second quarter of last year and down 8% compared to the six months ended June 30, 2008. The software demand environment continues to be challenging, compounded by the previously announced program changes with our largest software partner.
Percentage of net sales by category for North America, EMEA and APAC were as follows for the three months ended June 30, 2009 and 2008:

	North America		EMEA		APAC
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
Sales Mix	2009	2008	2009	2008	2009	2008
Hardware	58%	60%	31%	31%	2%	—
Software	34%	35%	68%	68%	97%	100%
Services	8%	5%	1%	1%	1%	<1%

	100%	100%	100%	100%	100%	100%

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Percentage of net sales by category for North America, EMEA and APAC were as follows for the six months ended June 30, 2009 and 2008:

	North America		EMEA		APAC
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
Sales Mix	2009	2008	2009	2008	2009	2008
Hardware	57%	62%	33%	35%	1%	—
Software	35%	33%	66%	64%	97%	100%
Services	8%	5%	1%	1%	2%	<1%

	100%	100%	100%	100%	100%	100%

Currently, our offerings in North America and the United Kingdom include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and select software-related services.
Gross Profit. Gross profit for the three months ended June 30, 2009 declined 26% compared to the three months ended June 30, 2008, with a 10 basis point decrease in gross margin. Gross profit for the six months ended June 30, 2009 declined 21% compared to the six months ended June 30, 2008, with gross margin remaining flat at 14.1%. Our gross profit and gross profit as a percentage of net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
		% of		% of		% of		% of
	2009	Net Sales	2008	Net Sales	2009	Net Sales	2008	Net Sales
			As				As
			Restated				Restated
			(1)				(1)
North America	$99,748	14.0%	$134,780	14.1%	$192,791	14.0%	$235,988	13.7%
EMEA	41,773	14.9%	56,687	14.8%	77,677	14.1%	103,336	14.8%
APAC	6,323	14.9%	9,475	16.2%	9,148	14.6%	13,240	16.2%

Consolidated	$147,844	14.3%	$200,942	14.4%	$279,616	14.1%	$352,564	14.1%

(2)	See Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008 and Note 2 to our Consolidated Financial Statements in Part I, Item 1 of this report.
North America’s gross profit declined 26% compared to the three months ended June 30, 2008, but as a percentage of net sales, gross margin remained relatively consistent with the prior year at 14.0%, reflecting improved margins in the services category of approximately 120 basis points, partially offset by decreases in product margin, including vendor funding, of over 80 basis points and decreases in margin related to agency fees for enterprise software agreement renewals of over 50 basis points. Gross profit per average number of account executives decreased 17% to approximately $81,000 for the three months ended June 30, 2009 from approximately $98,000 for the three months ended June 30, 2008. For the six months ended June 30, 2009, gross profit declined 22% compared to the six months ended June 30, 2008, but as a percentage of net sales, gross margin improved 30 basis points reflecting increased sales of services, which are generally at higher margins.
EMEA’s gross profit declined 26% for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Excluding the effects of foreign currency movements, gross profit was down 12% compared to the second quarter of last year. As a percentage of net sales, gross margin remained relatively consistent with the prior year at 14.9%, reflecting an increased percentage of gross margin contributed by agency fees for enterprise software agreement renewals of approximately 20 basis points and improved margins in the services business of over 10 basis points, offset by declines in margin due to an increase in client rebates, and a decrease in supplier discounts of approximately 30 basis points. Gross profit per average number of account executives decreased 34% to approximately $60,000 for the three months ended June 30, 2009 compared to approximately $91,000 for the three months ended June 30, 2008. For the six months ended June 30, 2009, gross profit declined 25% compared to the six months ended June 30, 2008. Excluding the effects of foreign currency movements, gross profit was down 8% compared to the six months ended June 30, 2008. As a percentage of net sales, gross margin declined 70 basis points, primarily due to decreases in product margin, including vendor funding.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
APAC’s gross profit decreased for the three months ended June 30, 2009 by 33% compared to the three months ended June 30, 2008. Excluding the effects of foreign currency movements, gross profit was down 20% compared to the second quarter of last year. As a percentage of net sales, gross margin declined by 130 basis points, primarily due to decreases in agency fees from enterprise software agreement renewals of 265 basis points offset by increases in software product margin, including vendor funding, of approximately 90 basis points and improved margins in the services category of approximately 60 basis points. For the six months ended June 30, 2009, gross profit declined 31% compared to the six months ended June 30, 2008. Excluding the effects of foreign currency movements, gross profit was down 16% compared to the six months ended June 30, 2008. As a percentage of net sales, gross margin declined 160 basis points, primarily due to decreases in agency fees from enterprise software agreement renewals offset by increases in software product margin, including vendor funding, and improved margins in the services category.
Operating Expenses.
Selling and Administrative Expenses. Selling and administrative expenses decreased $29.0 million, or 19% for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Selling and administrative expenses decreased $31.1 million, or 11% for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Selling and administrative expenses as a percent of net sales by operating segment for the three and six months ended June 30, 2009 and 2008 were as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
		% of		% of		% of		% of
	2009	Net Sales	2009	Net Sales	2009	Net Sales	2009	Net Sales
			As				As
			Restated				Restated
			(1)				(1)
North America	$85,980	12.0%	$105,946	11.1%	$181,087	13.2%	$197,717	11.5%
EMEA	33,814	12.0%	41,409	10.8%	68,720	12.5%	80,888	11.5%
APAC	4,071	9.6%	5,523	9.4%	7,401	11.8%	9,734	11.9%

Consolidated	$123,865	12.0%	$152,878	10.9%	$257,208	13.0%	$288,339	11.5%

(1)	See Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008 and Note 2 to our Consolidated Financial Statements in Part I, Item 1 of this report.
North America’s selling and administrative expenses decreased 19%, or $20.0 million, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, with selling and administrative expenses increasing to 12.0% of net sales for the quarter. The decrease in selling and administrative expenses is primarily attributable to the realization of the effects of cost reduction initiatives we have implemented over the past several quarters and lower variable costs. Included in selling and administrative expenses in the three months ended June 30, 2009 are professional fees and costs of $2.6 million associated with the trade credits restatement issues discussed in Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008 and Note 2 to our Consolidated Financial Statements in Part I, Item 1 of this report.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
The effect of the cost reduction initiatives on North America’s selling and administrative expenses is not as pronounced in the comparison of the six months ended June 30, 2009 to the six months ended June 30, 2008, which declined $16.6 million or 8% due to the following:
•	Approximately $13.5 million of selling and administrative expenses associated with Calence, LLC are reflected in the three months ended March 31, 2009 with no comparable expenses in the three months ended March 31, 2008, as Calence was acquired on April 1, 2008;
•	Non-cash stock-based compensation expense of $4.1 million recorded in the first quarter of 2009 associated with the termination of the long-term incentive award for the Chief Executive Officer and the President of our North America operating segment discussed in Note 8 to our Consolidated Financial Statements in Part I, Item 1 of this report; and
•	Professional fees and costs for the six months ended June 30, 2009 of $6.7 million associated with the trade credits restatement issues.
EMEA’s selling and administrative expenses decreased 18%, or $7.6 million, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 and decreased 15%, or $12.2 million, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The decrease in selling and administrative expenses is primarily attributable to the effects of foreign currency translation. For the three month period, increased expenses connected with our system upgrade were offset in part by decreased salaries, sales incentives and benefits. For the six month period, non-cash stock-based compensation expense of $1.4 million was recorded in the first quarter of 2009 associated with the termination of the long-term incentive award for the Chief Executive Officer and the President of our EMEA operating segment discussed in Note 8 to our Consolidated Financial Statements in Part I, Item 1 of this report.
APAC’s selling and administrative expenses decreased 26% for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 and decreased 24% for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The decrease is primarily attributable to the effects of foreign currency translation on selling and administrative expenses.
Goodwill Impairment. As discussed in Note 5 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008, we recorded a non-cash goodwill impairment charge during the three months ended June 30, 2008 of $313.8 million, which represented the entire goodwill balance recorded in our North America operating segment as of June 30, 2008.
Severance and Restructuring Expenses. During the six months ended June 30, 2009, North America, EMEA and APAC recorded severance expense of $5.9 million, $2.3 million, and $301,000, respectively, related to ongoing restructuring efforts. During the six months ended June 30, 2008, North America, EMEA and APAC recorded severance expense of $2.3 million, $3.1 million, and $39,000, respectively.
Non-Operating (Income) Expense.
Interest Income. Interest income for the three and six months ended June 30, 2009 and 2008 was generated through short-term investments. The decrease in interest income year over year is due to decreases in interest rates.
Interest Expense. Interest expense for the three and six months ended June 30, 2009 and 2008 primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facility. Imputed interest, which is a non-cash item, was $388,000 and $751,000 for the three and six months ended June 30, 2009, respectively. The decrease in interest expense for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 is due primarily to lower interest rates and decreases in the weighted average borrowings outstanding as we have been successful in our cash management initiatives and have paid down our debt subsequent to the acquisition of Calence on April 1, 2008.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Net Foreign Currency Exchange Gains/Losses. These gains/losses result from foreign currency transactions, including intercompany balances that are not considered long-term in nature. The change from net foreign currency exchange losses in the prior year periods to modest gains in the current year periods is due primarily to less volatility in the applicable exchange rates and the effects of our recent use of foreign exchange forward contracts to hedge certain non-functional currency assets and liabilities from changes in exchange rate movements.
Other Expense, Net. Other expense, net, consists primarily of bank fees associated with our cash management activities.
Income Tax Expense. Our effective tax rate from continuing operations for the three months ended June 30, 2009 was an expense of 35.6% compared to a benefit of 36.0% for the three months ended June 30, 2008. Our effective tax rate from continuing operations for the six months ended June 30, 2009 was an expense of 38.2% compared to a benefit of 36.0% for the six months ended June 30, 2008. The changes were primarily due to the impairment charge related to non-deductible goodwill taken during the prior year periods.
Liquidity and Capital Resources
The following table sets forth certain consolidated cash flow information for the six months ended June 30, 2009 and 2008 (in thousands):

	Six Months Ended
	June 30,
	2009	2008
		As Restated
		(1)
Net cash provided by operating activities	$192,625	$102,333
Net cash used in investing activities	(21,179)	(141,274)
Net cash (used in) provided by financing activities	(102,093)	90,529
Foreign currency exchange effect on cash flow	1,292	1,257

Increase in cash and cash equivalents	70,645	52,845
Cash and cash equivalents at beginning of period	49,175	56,718

Cash and cash equivalents at end of period	$119,820	$109,563

(1)	See Note 2 “Restatement of Consolidated Financial Statements” in Part I, Item 1 of this report.
Cash and Cash Flow
Our primary uses of cash during the six months ended June 30, 2009 were to fund working capital requirements and capital expenditures, to pay down debt and to fund the first payment due in April 2009 of additional purchase price consideration (the “earnout”) and accrued interest thereon as a result of Calence achieving certain performance targets subsequent to the acquisition. We generated very strong operating cash flows for the six months ended June 30, 2009. Operating activities provided $192.6 million in cash, an 88% increase over the six months ended June 30, 2008. Our strong operating cash flows enabled us to reduce our long-term debt by $108.5 million since December 31, 2008, including $51.5 million during the second quarter, and to increase our cash balance by $70.6 million since December 31, 2008, including $52.6 million during the second quarter. Capital expenditures were $8.3 million for the six months ended June 30, 2009, a 47% decrease from the six months ended June 30, 2008. Capital expenditures during the second quarter were $3.3 million and primarily related to expenditures to upgrade our IT systems. Both the six months ended June 30, 2009 and 2008 benefited from a $1.3 million positive effect of foreign currency exchange rates on cash flow.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
We anticipate a use of cash flows from operating activities for the three months ending September 30, 2009 due to the seasonal spike in our working capital needs resulting from scheduled payments due to our largest supplier for purchases occurring primarily in May and June 2009. We also anticipate an increase in our debt balances in the third quarter to fund these seasonal working capital needs.
Net cash provided by operating activities. Cash flows from operations for the six months ended June 30, 2009 and 2008 reflect our net earnings (loss), adjusted for depreciation, amortization, goodwill impairment and non-cash stock-based compensation expense, as well as changes in accounts receivable and inventory levels and changes in accrued expenses and other liabilities. For the 2009 period, the decreases in accounts receivable and accounts payable are due primarily to a decrease in net sales compared to the prior year as well as our focus on cash management. The decrease in inventory levels in the 2009 period was a result of specific inventory management projects undertaken on our North America segment.
Our consolidated cash flow operating metrics for the quarter ended June 30, 2009 and 2008 are as follows:

	2009	2008
		As Restated
		(1)
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	77	79
Days inventory outstanding (“DIOs”) (b)	9	8
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	75	67

(1)	See Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008 and Note 2 to our Consolidated Financial Statements in Part I, Item 1 of this report.

(a)	Calculated as the balance of accounts receivable, net at the end of the period divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 91 days.

(b)	Calculated as average inventories divided by daily costs of goods sold. Average inventories is calculated as the sum of the balances of inventories at the beginning of the quarter plus inventories at the end of the quarter divided by two. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 91 days.

(c)	Calculated as the balances of accounts payable at the end of the period divided by daily costs of goods sold. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 91 days.
The decrease in DSOs from the quarter ended June 30, 2008 is due primarily to our enhanced focus on improving our collections cycle in North America, partially offset by the increased mix of accounts receivable in our EMEA and APAC businesses which generally have longer payment terms and collections cycles. On lower net sales and related costs of goods sold during the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008, DPOs increased significantly reflecting the expanded use of our inventory financing facility in the 2009 quarter compared to the same quarter in 2008, the effect of the timing of certain scheduled payments to our largest supplier and enhanced management of working capital during the 2009 quarter.
We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms granted to our clients in order to take advantage of supplier discounts. We intend to use cash generated in 2009 in excess of working capital needs to pay down our outstanding debt balances and support our capital expenditures for the year.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Net cash used in investing activities. Capital expenditures of $8.3 million and $15.7 million for the six months ended June 30, 2009 and 2008, respectively, primarily related to investments to upgrade our IT systems. We expect total capital expenditures in 2009 to be between $20.0 million and $25.0 million. During the six months ended June 30, 2009, we made the first earnout payment of $12.8 million to the former owners of Calence. During the six months ended June 30, 2008, we made a payment of $900,000 to resolve certain post-closing contingencies related to the sale of PC Wholesale.
Net cash (used in) provided by financing activities. During the six months ended June 30, 2009, we made net repayments on our debt facilities that reduced our outstanding debt balances by $108.5 million. These uses of cash were partially offset by a $6.1 million increase in our book overdrafts. As of June 30, 2009, there was no current portion of our long-term debt. During the six months ended June 30, 2008, net borrowings under our financing facilities totaled $136.8 million, primarily related to the acquisition of Calence on April 1, 2008. Funds provided by new borrowings were utilized, in part, to repay $7.1 million of debt assumed from Calence at closing. During the six months ended June 30, 2008, we also funded $50.0 million of repurchases of our common stock in open market transactions.
Our borrowing capacity under our senior revolving credit facility and our accounts receivable securitization financing facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the Company’s trailing twelve months EBITDA, as defined in the agreements. The maximum leverage ratio permitted under the agreements is currently 3.0 times trailing twelve-month EBITDA and steps down to 2.75 times in October 2009. A significant drop in EBITDA would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter, to a level that would be below the Company’s total debt capacity. As of June 30, 2009, of the $450.0 million of total debt capacity available, the Company’s borrowing capacity was limited to $278.1 million based on trailing twelve-month EBITDA of $92.7 million.
Our borrowing capacity under our ABS facility is limited by the value and quality of the accounts receivable under the facility. On July 24, 2009, we amended our ABS facility, which was to have expired on September 17, 2009, to, among other things, (i) add software receivables from the legacy Software Spectrum business as eligible receivables under the facility, (ii) reduce our eligible receivables under the facility by $52.3 million to reflect the trade credit liabilities that were recorded as part of our financial statement restatement described in Note 2 as well as certain other accounts receivable related to sales where recognition of the sale has been deferred (iii) establish a new 364-day term ending July 23, 2010 and (iv) increase the variable interest rate by approximately 75 basis points for funds provided under the ABS facility, calculated as the specified Pooled Commercial Paper Rate, as defined in the ABS facility, plus 2.25%. The $150.0 million maximum borrowing capacity and the maximum leverage, minimum fixed charge and asset coverage ratio financial covenant requirements under the ABS facility were not modified as part of the amendment. The actual availability under the facility is determined by the quantity and quality of the underlying accounts receivable. As of June 30, 2009, on a pro forma basis giving effect to the amendment, the availability under the ABS facility was $114.8 million, up from the $57.3 million available prior to the amendment.
We anticipate that cash flows from operations, together with the funds available under our financing facilities will be adequate to support our presently anticipated cash and working capital requirements for operations over the next 12 months.
Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the U.S. For foreign entities not treated as branches for U.S. tax purposes, we do not provide for U.S. income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. As of June 30, 2009, due to the scheduled timing of certain key supplier payments, we had approximately $114.0 million in cash and cash equivalents in our foreign subsidiaries. Subsequent to quarter end, a material portion of this cash balance was used to make the scheduled supplier payment.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Off Balance Sheet Arrangements
We have entered into off-balance sheet arrangements, which include guaranties and indemnifications, as defined by the SEC’s Final Rule 67, “Disclosure in Management’s Discussion and Analysis About Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.” The guaranties and indemnifications are discussed in Note 12 to our Consolidated Financial Statements in Part I, Item 1 of this report. We believe that none of our off-balance sheet arrangements has, or is reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Recently Issued Accounting Pronouncements
See Note 1 to our Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of recently issued accounting pronouncements which affect or may affect our financial statements.
Contractual Obligations
There have been no material changes in our reported contractual obligations, as described under “Contractual Obligations for Continuing Operations” in “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008.

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
The following table summarizes our open foreign currency forward contracts held at June 30, 2009. All U.S. dollar and foreign currency amounts are presented in thousands.

	Sell	Buy
Foreign Currency	USD	CHF
Foreign Amount	2,000	500
Exchange Rate	1.4058	1.5266
USD Equivalent	$1,423	$328
Weighted Average Maturity	Less than 1 month

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
Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act). They determined that, as of June 30, 2009, as a result of the material weakness described above, our disclosure controls and procedures were not effective to ensure (i) that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

INSIGHT ENTERPRISES, INC.
Changes in Internal Control over Financial Reporting
The Company has completed its investigation into the trade credits issue and subsequent to December 31, 2008, we have begun taking steps to remediate the aforementioned material weakness. We have implemented or are in the process of implementing internal control improvements in several areas. Some of these improvements will require systems enhancements that will take some time to implement. In the interim, the Company is implementing improved manual controls to ensure that the aged trade credits are accounted for appropriately in compliance with all legal and accounting requirements. Thus, the Company has not completed all of the actions necessary to remediate the material weakness in internal control over financial reporting. The Company expects to implement the majority of its internal control improvements in the third quarter of 2009 and test the controls for effectiveness prior to December 31, 2009. There were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Beginning in March 2009, three purported class action lawsuits were filed in the U.S. District Court for the District of Arizona against us and certain of our current and former directors and officers on behalf of purchasers of our securities during the period April 22, 2004 to February 6, 2009. The plaintiffs in two of these lawsuits voluntarily dismissed their complaints in May and June 2009. The remaining complaint, which seeks unspecified damages, asserts claims under the federal securities laws relating to our February 9, 2009 announcement that we expected to restate our financial statements for the year ended December 31, 2007 and for the first three quarters of 2008 and that the restatement would include a material reduction of retained earnings. The complaint also alleges that we issued false and misleading financial statements and issued misleading public statements about our results of operations. The court appointed a lead plaintiff and lead counsel on June 24, 2009. None of the defendants have responded to the complaint at this time. In June 2009, we were notified that three shareholder derivative lawsuits had been filed, two in the Superior Court in Maricopa County, Arizona (the “State derivative actions”) and one in the U.S. District Court for the District of Arizona (the “Federal derivative action”), by persons identifying themselves as Insight shareholders and purporting to act on behalf of Insight, naming Insight as a nominal defendant and current and former officers and directors as defendants. The three complaints, like the purported class action complaint, arise out of our February 9, 2009 announcement. The State derivative actions allege breaches of fiduciary duties of loyalty and good faith, breach of fiduciary duties for insider selling and misappropriation of information, and unjust enrichment, and the Federal derivative action alleges breach of fiduciary duty, gross mismanagement and waste of corporate assets. The amount of damages sought by the plaintiffs is not specified in the complaints. On July 31, 2009, we received, from the plaintiff in the Federal derivative action, a demand to inspect books and records pursuant to Section 220 of the Delaware General Corporation Law, and we are evaluating this demand. Neither the Company nor the individual defendants have answered or moved to dismiss any of the derivative complaints at this time.

INSIGHT ENTERPRISES, INC.
On March 19, 2009, we received a letter of informal inquiry from the Securities and Exchange Commission (the “SEC”) requesting certain documents and information relating to the Company’s historical accounting treatment of aged trade credits. On August 3, 2009, the staff of the SEC notified the Company that its investigation into the Company’s historical accounting treatment of aged trade credits has been completed and that the staff does not intend to recommend any enforcement action by the SEC against the Company.
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
There were no unregistered sales of equity securities during the three months ended June 30, 2009.
We have never paid a cash dividend on our common stock. We currently intend to reinvest all of our earnings into our business and do not intend to pay any cash dividends in the foreseeable future. Our senior revolving credit facility contains restrictions on the payment of cash dividends.
Issuer Purchases of Equity Securities
We did not repurchase any shares of our common stock during the three months ended June 30, 2009.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Submission of Matters to a Vote of Security Holders.
Our 2009 Annual Meeting of Stockholders was held on June 23, 2009. At the 2009 Annual Meeting of Stockholders, the following proposals were considered:
(1)	The election of three Class III directors to serve until the 2012 annual meeting of stockholders or until their respective successors have been duly elected and qualified; and
(2)	The ratification of the appointment of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2009.

INSIGHT ENTERPRISES, INC.
The proposals were approved by the following votes:

			Abstentions or
	Votes For	Votes Against	Votes Withheld
Proposal 1
Election of Timothy A. Crown	42,906,353	N/A	912,299
Election of Anthony A. Ibargüen	43,032,180	N/A	786,472
Election of Kathleen S. Pushor	40,923,085	N/A	2,895,567

Proposal 2
Ratification of the appointment of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2009	43,309,054	507,594	2,004
In addition, Class I Directors (Bennett Dorrance, Michael M. Fisher and David J. Robino) and Class II Directors (Richard A. Fennessy, Larry A. Gunning and Robertson C. Jones) continued their respective terms of office following the 2009 Annual Meeting of Stockholders.

Item 5. Other Information.
None.

INSIGHT ENTERPRISES, INC.

Item 6.	Exhibits.
(a) Exhibits (unless otherwise noted, exhibits are filed herewith).

Exhibit No.	Description

3.1	Composite Certificate of Incorporation of Insight Enterprises, Inc. (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the year ended December 31, 2005, File No. 0-25092).
3.2	Amended and Restated Bylaws of the Insight Enterprises, Inc. (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on January 14, 2008, File No. 0-25092).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).
10.1	Amendment No. 11 and Joinder to Receivables Purchase Agreement among Insight Receivables, LLC, Insight Enterprises, Inc., JPMorgan Chase Bank, N.A., and JS Siloed Trust dated as of July 24, 2009.
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INSIGHT ENTERPRISES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2009	INSIGHT ENTERPRISES, INC.
	By:	/s/ Richard A. Fennessy
Richard A. Fennessy
President and Chief Executive Officer (Duly Authorized Officer)

	By:	/s/ Glynis A. Bryan
Glynis A. Bryan
Chief Financial Officer (Principal Financial Officer)

INSIGHT ENTERPRISES, INC.
EXHIBIT INDEX

Exhibit No.	Description

3.1	Composite Certificate of Incorporation of Insight Enterprises, Inc. (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the year ended December 31, 2005, File No. 0-25092).
3.2	Amended and Restated Bylaws of the Insight Enterprises, Inc. (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on January 14, 2008, File No. 0-25092).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).
10.1	Amendment No. 11 and Joinder to Receivables Purchase Agreement among Insight Receivables, LLC, Insight Enterprises, Inc., JPMorgan Chase Bank, N.A., and JS Siloed Trust dated as of July 24, 2009.
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.