Form 10-Q
period 2009-09-30
INSIGHT ENTERPRISES INC
filed 2009-11-05
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009
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
(Former name, former address and fiscal year, if changed since last report)
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
Yes ☐     No ☑
The number of shares outstanding of the issuer’s common stock as of October 30, 2009 was 45,889,216.

INSIGHT ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
Three Months Ended September 30, 2009

INSIGHT ENTERPRISES, INC.
FORWARD-LOOKING INFORMATION
Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect the amount and timing of net sales, gross profit, operating expenses, earnings from continuing operations, non-operating income and expenses, net earnings or cash flows, the payment of accrued expenses and liabilities (including assumptions about currency fluctuations underlying such statements); projections of capital expenditures and uses of our working capital resources; our projections about our outlook for the remainder of 2009, including projected diluted earnings per share for the fourth quarter (excluding the impact of certain expenses and charges); our intention to use cash generated in excess of working capital needs to pay down debt and support capital expenditures; the sufficiency of our liquidity and capital resources; the availability of financing and our needs or plans relating thereto; the effect of new accounting principles or changes in accounting policies; the effect of guaranty and indemnification obligations and off-balance sheet arrangements; projections about the outcome of ongoing tax audits and unrecognized tax benefits for uncertain tax positions; statements related to accounting estimates, including fair value measurements and estimated stock option and other equity award forfeitures, and deferred compensation cost amortization periods; the timing of payments relating to previously accrued restructuring charges; projections about the outcome and effect of pending legal proceedings and the sufficiency of our provisions for estimated losses relating thereto; our plans with respect to dividends; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions, and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that the events discussed in the forward-looking statements will be achieved, and actual results could differ materially from results described by forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:
•	general economic conditions, including concerns regarding a global recession and credit constraints;
•	changes in the information technology industry and/or the economic environment;
•	our reliance on partners for product availability, marketing funds, purchasing incentives and competitive products to sell;
•	stockholder litigation related to the restatement of our consolidated financial statements;
•	our ability to collect our accounts receivable;
•	increased debt and interest expense and lower availability on our financing facilities and changes in the overall capital markets that could increase our borrowing costs or reduce future availability of financing;
•	disruptions in our information technology systems and voice and data networks, including our system upgrades and the migration of acquired businesses to our information technology systems and voice and data networks;
•	actions of our competitors, including manufacturers and publishers of products we sell;
•	the integration and operation of acquired businesses, including our ability to achieve expected benefits of the acquisitions;
•	seasonal changes in demand for sales of software licenses;
•	the risks associated with international operations;
•	exposure to changes in, or interpretations of, tax rules and regulations;
•	exposure to foreign currency exchange risks;
•	our dependence on key personnel;
•	failure to comply with the terms and conditions of our public sector contracts;
•	rapid changes in product standards; and
•	intellectual property infringement claims and challenges to our registered trademarks and trade names.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
INSIGHT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$68,968	$49,175
Accounts receivable, net of allowances for doubtful accounts of $18,650 and $20,156, respectively	729,155	990,026
Inventories	86,823	103,130
Inventories not available for sale	29,750	30,507
Deferred income taxes	37,911	40,075
Other current assets	38,515	37,495

Total current assets	991,122	1,250,408

Property and equipment, net of accumulated depreciation of $152,682 and $131,633, respectively	155,079	157,334
Goodwill	11,298	—
Intangible assets, net of accumulated amortization of $36,541 and $25,663, respectively	85,807	93,400
Deferred income taxes	84,020	89,757
Other assets	14,741	16,741

	$1,342,067	$1,607,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$480,795	$720,833
Accrued expenses and other current liabilities	184,674	175,769
Current portion of long-term debt	732	—
Deferred revenue	47,232	36,339

Total current liabilities	713,433	932,941

Long-term debt	157,582	228,000
Deferred income taxes	1,807	2,291
Other liabilities	17,732	22,440

	890,554	1,185,672

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 45,886 shares at September 30, 2009 and 45,595 shares at December 31, 2008 issued and outstanding	459	456
Additional paid-in capital	373,685	371,664
Retained earnings	56,459	40,290
Accumulated other comprehensive income — foreign currency translation adjustments	20,910	9,558

Total stockholders’ equity	451,513	421,968

	$1,342,067	$1,607,640

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		As Restated		As Restated
		(1)		(1)
Net sales	$969,935	$1,165,056	$2,958,257	$3,665,139
Costs of goods sold	836,449	1,010,966	2,545,155	3,158,485

Gross profit	133,486	154,090	413,102	506,654
Operating expenses:
Selling and administrative expenses	117,623	139,137	374,831	427,476
Goodwill impairment	—	—	—	313,776
Severance and restructuring expenses	3,994	—	12,471	5,408

Earnings (loss) from operations	11,869	14,953	25,800	(240,006)
Non-operating (income) expense:
Interest income	(45)	(440)	(333)	(1,741)
Interest expense	2,333	3,062	6,421	9,640
Net foreign currency exchange loss (gain)	93	3,307	(119)	3,425
Other expense, net	217	297	697	787

Earnings (loss) from continuing operations before income taxes	9,271	8,727	19,134	(252,117)
Income tax expense (benefit)	1,999	2,130	5,766	(91,812)

Net earnings (loss) from continuing operations	7,272	6,597	13,368	(160,305)
Net earnings from a discontinued operation	—	—	2,801	—

Net earnings (loss)	$7,272	$6,597	$16,169	$(160,305)

Net earnings (loss) per share — Basic:
Net earnings (loss) from continuing operations	$0.16	$0.14	$0.29	$(3.42)
Net earnings from a discontinued operation	—	—	0.06	—

Net earnings (loss) per share	$0.16	$0.14	$0.35	$(3.42)

Net earnings (loss) per share — Diluted:
Net earnings (loss) from continuing operations	$0.16	$0.14	$0.29	$(3.42)
Net earnings from a discontinued operation	—	—	0.06	—

Net earnings (loss) per share	$0.16	$0.14	$0.35	$(3.42)

Shares used in per share calculations:
Basic	45,875	45,569	45,812	46,901

Diluted	46,445	45,929	46,164	46,901

(1)	See Note 2 “Restatement of Consolidated Financial Statements.”
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2009	2008
		As Restated
		(1)
Cash flows from operating activities:
Net earnings (loss)	$16,169	$(160,305)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Goodwill impairment	—	313,776
Depreciation and amortization	29,074	30,391
Provision for losses on accounts receivable	2,795	2,185
Write-downs of inventories	5,623	5,829
Non-cash stock-based compensation	7,974	6,313
Non-cash gain from arbitrated claim, net of tax	(2,801)	—
Excess tax benefit from employee gains on stock-based compensation	—	(111)
Deferred income taxes	1,706	(108,017)
Changes in assets and liabilities:
Decrease in accounts receivable	282,463	210,298
Decrease (increase) in inventories	12,836	(2,473)
(Increase) decrease in other current assets	(463)	18,300
Decrease in other assets	3,935	2,877
Decrease in accounts payable	(257,413)	(255,463)
Increase (decrease) in deferred revenue	14,241	(18,845)
(Decrease) increase in accrued expenses and other liabilities	(9,097)	17,205

Net cash provided by operating activities	107,042	61,960

Cash flows from investing activities:
Acquisition of Calence, net of cash acquired	(12,834)	(124,671)
Acquisition of MINX, net of cash acquired	—	(957)
Purchases of property and equipment	(11,739)	(24,103)
Other	—	(900)

Net cash used in investing activities	(24,573)	(150,631)

Cash flows from financing activities:
Borrowings on senior revolving credit facility	833,373	712,089
Repayments on senior revolving credit facility	(905,873)	(549,176)
Borrowings on accounts receivable securitization financing facility	165,000	466,874
Repayments on accounts receivable securitization financing facility	(165,000)	(444,500)
Repayments on term loan	—	(56,250)
Payments on capital lease obligation	(113)	—
Net (repayments) borrowings under inventory financing facility	(4,446)	18,213
Repayments on assumed debt	—	(10,978)
Payment of deferred financing fees	(1,565)	(3,355)
Proceeds from sales of common stock under employee stock plans	—	5,031
Excess tax benefit from employee gains on stock-based compensation	—	111
Payment of payroll taxes on stock-based compensation through shares withheld	(463)	(2,097)
Repurchases of common stock	—	(50,000)
Increase in book overdrafts	12,538	21,633

Net cash (used in) provided by financing activities	(66,549)	107,595

Foreign currency exchange effect on cash flows	3,873	(3,191)

Increase in cash and cash equivalents	19,793	15,733
Cash and cash equivalents at beginning of period	49,175	56,718

Cash and cash equivalents at end of period	$68,968	$72,451

(1)	See Note 2 “Restatement of Consolidated Financial Statements.”
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2009, our results of operations for the three and nine months ended September 30, 2009 and 2008 and our cash flows for the nine months ended September 30, 2009 and 2008. The consolidated balance sheet as of December 31, 2008 was derived from the audited consolidated balance sheet at such date. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission (“SEC”) and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).
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
Recently Issued Accounting Pronouncements
Effective for interim or annual periods ending after September 15, 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as those published by the FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the ASC. All other non-grandfathered, non-SEC accounting literature not included in the ASC has become nonauthoritative.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, we are providing reference to both new and old guidance in the current quarter financial statements to assist in understanding the effects of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the ASC.
There have been no material changes or additions to the recently issued accounting pronouncements as previously reported in Note 1 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008 which affect or may affect our financial statements other than their subsequent codification within the ASC.
Effective January 1, 2009, we adopted the provisions of ASC 805, “Business Combinations,” previously Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations,” ASC 350, “Intangibles — Goodwill and Other,” previously FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” and ASC 815, “Derivatives and Hedging,” previously SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement 133.” Other than the additional disclosures required by ASC 815 (see Note 9), the adoption of this accounting guidance had no effect on our financial statements.
Effective June 30, 2009, we adopted the provisions of ASC 855, “Subsequent Events,” previously SFAS No. 165 (revised 2007), “Subsequent Events.” Other than the additional disclosures required by ASC 855 (see Note 15), the adoption of this accounting guidance had no effect on our financial statements.
In September 2009, the FASB issued EITF Issue No. 08-1 “Revenue Arrangements with Multiple Deliverables.” EITF No. 08-1 amends ASC 605 “Revenue Recognition — Multiple-Element Arrangements,” previously EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” to eliminate the requirement that all undelivered elements have objective and reliable evidence of their fair value before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of objective and reliable evidence of the standalone selling price for one or more delivered or undelivered elements in a multiple element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are based on objective and reliable evidence or the entity’s estimated selling price. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of EITF 08-1. Additionally, the new guidance will require entities to disclose more information about their multiple element revenue arrangements. Adoption of this amendment to ASC 605 is required for revenue arrangements entered into or materially modified during the year beginning January 1, 2011. Early adoption is permitted. We are in the process of determining the effect that the adoption of this accounting guidance will have on our consolidated financial statements and related disclosures.
In September 2009, the FASB issued EITF Issue No. 09-3 “Certain Revenue Arrangements That Include Software Elements.” EITF 09-3 amends ASC 985 “Software,” previously AICPA Statement of Position No. 97-2, “Software Revenue Recognition” and its related interpretive guidance, to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. Adoption of this amendment to ASC 985 is also required for revenue arrangements entered into or materially modified during the year beginning January 1, 2011. Early adoption is permitted. We are in the process of determining the effect that the adoption of this accounting guidance will have on our consolidated financial statements and related disclosures.

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
During the three months ended September 30, 2009, we recognized $1,910,000 in reductions of costs of goods sold as a result of the extinguishment of certain of these trade credit liabilities through negotiated settlements with clients or suppliers or other legal release of the underlying obligations.
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
All prior period financial information contained in this Quarterly Report on Form 10-Q gives effect to the restatement of our consolidated financial statements as described above. Financial information included in reports previously filed or furnished by Insight Enterprises, Inc. for the periods from January 1, 1996 through September 30, 2008 should not be relied upon and is superseded by the information in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on May 12, 2009, our Quarterly Report on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009 and this Quarterly Report on Form 10-Q.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the effect of the restatement adjustments on the Company’s previously reported statement of operations amounts for the three and nine months ended September 30, 2008 (in thousands):

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	As			As
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated
		(1)	(1)		(1)	(1)
Net sales	$1,168,916	$(3,860)	$1,165,056	$3,674,427	$(9,288)	$3,665,139
Costs of goods sold	1,014,844	(3,878)	1,010,966	3,165,458	(6,973)	3,158,485

Gross profit	154,072	18	154,090	508,969	(2,315)	506,654
Operating expenses:
Selling and administrative expenses	139,198	(61)	139,137	424,061	3,415	427,476
Goodwill impairment	—	—	—	313,949	(173)	313,776
Severance and restructuring expenses	—	—	—	5,408	—	5,408

Earnings (loss) from operations	14,874	79	14,953	(234,449)	(5,557)	(240,006)
Non-operating (income) expense:
Interest income	(440)	—	(440)	(1,741)	—	(1,741)
Interest expense	3,085	(23)	3,062	9,749	(109)	9,640
Net foreign currency exchange loss	3,307	—	3,307	3,425	—	3,425
Other expense, net	297	—	297	787	—	787

Earnings (loss) from continuing operations before income taxes	8,625	102	8,727	(246,669)	(5,448)	(252,117)
Income tax expense (benefit)	1,912	218	2,130	(89,625)	(2,187)	(91,812)

Net earnings (loss) from continuing operations	6,713	(116)	6,597	(157,044)	(3,261)	(160,305)
Net earnings from a discontinued operation	—	—	—	—	—	—

Net earnings (loss)	$6,713	$(116)	$6,597	$(157,044)	$(3,261)	$(160,305)

Net earnings (loss) per share — Basic:
Net earnings (loss) from continuing operations	$0.15	$(0.01)	$0.14	$(3.35)	$(0.07)	$(3.42)
Net earnings from a discontinued operation	—	—	—	—	—	—

Net earnings (loss) per share	$0.15	$(0.01)	$0.14	$(3.35)	$(0.07)	$(3.42)

Net earnings (loss) per share — Diluted:
Net earnings (loss) from continuing operations	$0.15	$(0.01)	$0.14	$(3.35)	$(0.07)	$(3.42)
Net earnings from a discontinued operation	—	—	—	—	—	—

Net earnings (loss) per share	$0.15	$(0.01)	$0.14	$(3.35)	$(0.07)	$(3.42)

(1)	See additional discussion in Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the effect of the restatement adjustments on the Company’s previously reported cash flow amounts for the nine months ended September 30, 2008 (in thousands):

	Nine Months Ended September 30, 2008
	As Reported	Adjustments	As Restated
		(1)	(1)
Cash flows from operating activities:
Net loss	$(157,044)	$(3,261)	$(160,305)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill impairment	313,949	(173)	313,776
Depreciation and amortization	30,287	104	30,391
Provision for losses on accounts receivable	2,185	—	2,185
Write-downs of inventories	5,829	—	5,829
Non-cash stock-based compensation	7,556	(1,243)	6,313
Excess tax benefit from employee gains on stock-based compensation	(108)	(3)	(111)
Deferred income taxes	(108,593)	576	(108,017)
Changes in assets and liabilities:
Decrease in accounts receivable	201,010	9,288	210,298
Decrease (increase) in inventories	6,294	(8,767)	(2,473)
Decrease in other current assets	18,300	—	18,300
Decrease in other assets	2,877	—	2,877
Decrease in accounts payable	(253,561)	(1,902)	(255,463)
Decrease in deferred revenue	(18,845)	—	(18,845)
Increase in accrued expenses and other liabilities	11,985	5,220	17,205

Net cash provided by operating activities	62,121	(161)	61,960

Cash flows from investing activities:
Acquisition of Calence, net of cash acquired	(124,671)	—	(124,671)
Acquisition of MINX, net of cash acquired	(957)	—	(957)
Purchases of property and equipment	(23,994)	(109)	(24,103)
Other	(900)	—	(900)

Net cash used in investing activities	(150,522)	(109)	(150,631)

Cash flows from financing activities:
Borrowings on senior revolving credit facility	712,089	—	712,089
Repayments on senior revolving credit facility	(549,176)	—	(549,176)
Borrowings on accounts receivable securitization financing facility	466,874	—	466,874
Repayments on accounts receivable securitization financing facility	(444,500)	—	(444,500)
Repayments on term loan	(56,250)	—	(56,250)
Net borrowings under inventory financing facility	18,213	—	18,213
Repayments on assumed debt	(10,978)	—	(10,978)
Payment of deferred financing fees	(3,355)	—	(3,355)
Proceeds from sales of common stock under employee stock plans	5,031	—	5,031
Excess tax benefit from employee gains on stock-based compensation	108	3	111
Payment of payroll taxes on stock-based compensation through shares withheld	(2,097)	—	(2,097)
Repurchases of common stock	(50,000)	—	(50,000)
Increase in book overdrafts	21,633	—	21,633

Net cash provided by financing activities	107,592	3	107,595

Foreign currency exchange effect on cash flows	(3,458)	267	(3,191)

Increase in cash and cash equivalents	15,733	—	15,733
Cash and cash equivalents at beginning of period	56,718	—	56,718

Cash and cash equivalents at end of period	$72,451	$—	$72,451

(1)	See additional discussion in Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		As Restated		As Restated
		(1)		(1)
Numerator:
Net earnings (loss) from continuing operations	$7,272	$6,597	$13,368	$(160,305)

Denominator:
Weighted average shares used to compute basic EPS	45,875	45,569	45,812	46,901
Dilutive potential common shares due to dilutive options and restricted stock units, net of tax effect	570	360	352	—

Weighted average shares used to compute diluted EPS	46,445	45,929	46,164	46,901

Net earnings (loss) from continuing operations:
Basic	$0.16	$0.14	$0.29	$(3.42)

Diluted	$0.16	$0.14	$0.29	$(3.42)

(1)	See Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008 and Note 2 above.
During the three and nine months ended September 30, 2009, 1,425,000 and 1,851,000 weighted average outstanding stock options, respectively, were not included in the diluted EPS calculation because the exercise prices of these options were greater than the average market price of our common stock during the period. During the three months ended September 30, 2008, 2,607,000 weighted average outstanding stock options were not included in the diluted EPS calculation because the exercise prices of these options were greater than the average market price of our common stock during the period. No potential common shares were included in the diluted EPS computation for the nine months ended September 30, 2008 because of the net loss in that period, which would have resulted in an antidilutive per share effect.
4. Goodwill
During the nine months ended September 30, 2009, we accrued $11,298,000 of additional purchase price consideration and the related accrued interest thereon as a result of Calence, LLC (“Calence”), acquired April 1, 2008, achieving certain performance targets. In April 2009, a cash payment of $12,834,000 was made to the former owners of Calence related to this additional purchase price consideration and the related interest thereon accrued through March 31, 2009. Such amount is reflected as an investing activity within the Consolidated Statement of Cash Flows. Additional purchase price consideration and the related accrued interest thereon of $8,826,000 that was accrued during the period from March 31, 2009 through September 30, 2009 is included in accrued expenses and other current liabilities within the Consolidated Balance Sheet. Such amount is expected to be paid to the former owners of Calence in November 2009. We also expect that Calence will achieve the remaining performance targets specified in the purchase agreement, and, if Calence does achieve those targets, we will recognize approximately $5,000,000, including accrued interest, in additional purchase price consideration in the fourth quarter of 2009 and the first quarter of 2010. Accordingly, we anticipate making a final cash payment to the former owners of Calence in the second quarter of 2010.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
5. Debt, Capital Lease Obligation and Inventory Financing Facility
Debt
Our long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2009	2008
Senior revolving credit facility	$155,500	$228,000
Accounts receivable securitization financing facility (the “ABS facility”)	—	—
Capital lease obligation	2,814	—

Total	158,314	228,000
Less: current portion of obligation under capital lease	(732)	—
Less: current portion of revolving credit facilities	—	—

Long-term debt	$157,582	$228,000

Our senior revolving credit facility has a maximum borrowing capacity of $300,000,000 and matures April 1, 2013.
On July 24, 2009, we amended our ABS facility, which was to have expired on September 17, 2009, to, among other changes, (i) add software receivables from the legacy Software Spectrum business as eligible receivables under the facility, (ii) reduce our eligible receivables under the facility by $52,341,000 to reflect the trade credit liabilities that were recorded as part of our financial statement restatement described in Note 2 as well as certain other accounts receivable related to sales where revenue recognition from the sale has been deferred (iii) establish a new 364-day term ending July 23, 2010 and (iv) increase the variable interest rate by approximately 75 basis points for funds provided under the ABS facility, calculated as the specified Pooled Commercial Paper Rate, as defined in the ABS facility, plus 2.25%. The $150,000,000 maximum borrowing capacity and the maximum leverage, minimum fixed charge and asset coverage ratio financial covenant requirements under the ABS facility were not modified as part of the amendment. While the ABS facility has a stated maximum amount, the actual availability under the ABS facility is limited by the quantity and quality of the underlying accounts receivable.
Our financing facilities contain various covenants. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified period of time. At September 30, 2009, we were in compliance with all such covenants.
Capital Lease Obligation
In July 2009, we entered into a four-year lease for certain IT equipment. The obligation under the capitalized lease is included in long-term debt in our Consolidated Balance Sheet as of September 30, 2009. The current and long-term portions of the obligation are included in the table above. The capital lease was a non-cash transaction and, accordingly, has been excluded from our Consolidated Statement of Cash Flows for the nine months ended September 30, 2009.
The value of the equipment held under the capitalized lease, $2,927,000, is included in property and equipment. These capital lease assets are amortized on a straight-line basis over the lease term. The related amortization expense is included in selling and administrative expenses in our Consolidated Statement of Operations for the nine months ended September 30, 2009. As of September 30, 2009, accumulated amortization on the capital lease assets was $112,000.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Future minimum payments under the capitalized lease consist of the following as of September 30, 2009 (in thousands):

2009	$192
2010	768
2011	768
2012	768
2013	448

Total minimum lease payments	2,944
Less amount representing interest	(130)

Present value of minimum lease payments	$2,814

Inventory Financing Facility
As of September 30, 2009 and December 31, 2008, $76,458,000 and $80,904,000, respectively, was included in accounts payable within the Consolidated Balance Sheet related to our inventory financing facility.
6. Income Taxes
Our effective tax rate from continuing operations for the three and nine months ended September 30, 2009 was 21.6% and 30.1%, respectively. For the three and nine months ended September 30, 2009, our effective tax rate was lower than the United States federal statutory rate of 35.0% due primarily to lower taxes on income in foreign jurisdictions, total benefits of $1,544,000 recognized during the quarter primarily related to the true-up of foreign tax credits resulting from the filing of our 2008 United States federal tax return and the recognition of certain tax benefits resulting from the settlement of audits, partially offset by state income taxes, net of federal benefit.
Our effective tax rate for the three months ended September 30, 2008 was 24.4% on $8,727,000 of earnings from continuing operations. Our effective tax rate for the nine months ended September 30, 2008 was 36.4% on a $252,117,000 loss from continuing operations. The effective tax rate for the three months ended September 30, 2008 differed from the United States federal statutory rate of 35.0% due primarily to the benefit of federal and state research and development credits of $1,179,000 recorded during the quarter when the credits were identified and appropriate returns were filed, state income taxes, net of federal tax, and lower taxes on income earned in foreign jurisdictions. The effective tax rate for the nine months ended September 30, 2008 differed from the United States federal statutory rate of 35.0% due primarily to state income taxes, net of federal tax, and lower taxes on income earned in foreign jurisdictions, offset by the non-deductible portion of the goodwill impairment charge during the nine months ended September 30, 2008.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
7. Severance, Restructuring and Acquisition Integration Activities
Severance Costs Expensed for 2009 Resource Actions
During the three months ended September 30, 2009, North America and EMEA recorded severance expense totaling $4,656,000 and $339,000, respectively, and APAC recorded an adjustment to previous accrued severance costs resulting in a reduction of severance expense of $11,000. During the nine months ended September 30, 2009, North America, EMEA and APAC recorded severance expense totaling $10,515,000, $2,656,000 and $290,000, respectively, related to the departure of our President and Chief Executive Officer from the Company and ongoing restructuring efforts to reduce operating expenses.
The following table details the changes in these liabilities during the nine months ended September 30, 2009 (in thousands):

	North America	EMEA	APAC	Consolidated
Severance costs	$10,515	$2,656	$290	$13,461
Foreign currency translation adjustments	—	140	(2)	138
Cash payments	(9,666)	(1,088)	(250)	(11,004)

Balance at September 30, 2009	$849	$1,708	$38	$2,595

All remaining outstanding obligations are expected to be paid during the year ending December 31, 2009 and are therefore included in accrued expenses and other current liabilities.
Severance Costs Expensed for 2008 Resource Actions
During the year ended December 31, 2008, North America, EMEA and APAC recorded severance expense related to ongoing restructuring efforts to reduce operating expenses related to support functions. The following table details the changes in these liabilities during the nine months ended September 30, 2009 (in thousands):

	North America	EMEA	APAC	Consolidated
Balance at December 31, 2008	$775	$1,939	$—	$2,714
Foreign currency translation adjustments	—	10	—	10
Adjustments	(188)	(94)	—	(282)
Cash payments	(563)	(1,784)	—	(2,347)

Balance at September 30, 2009	$24	$71	$—	$95

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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table details the changes in these liabilities during the nine months ended September 30, 2009 (in thousands):

	North America	EMEA	Consolidated
Balance at December 31, 2008	$341	$2,806	$3,147
Foreign currency translation adjustments	—	118	118
Adjustments	—	(818)	(818)
Cash payments	—	(530)	(530)

Balance at September 30, 2009	$341	$1,576	$1,917

In the accompanying consolidated balance sheet at September 30, 2009, $1,375,000 is included in accrued expenses and other current liabilities, and $542,000 is included in other liabilities (long-term). An adjustment of $818,000 was recorded as a reduction of selling and administrative expenses recorded during the nine months ended September 30, 2009 and the related severance accrual in EMEA due to a change in estimate of the costs of the integration plan.
Restructuring Costs Expensed in 2005
During the year ended December 31, 2005, Insight UK moved into a new facility and recorded facilities-based restructuring costs of $7,458,000.
The following table details the changes in this liability during the nine months ended September 30, 2009 (in thousands):

EMEA
Balance at December 31, 2008	$1,050
Foreign currency translation adjustments	132
Adjustments	(708)
Cash payments	(407)

Balance at September 30, 2009	$67

The remaining accrual of $67,000 is expected to be paid in 2009, as the leases expire in October 2009, and is therefore included in accrued expenses and other current liabilities. An adjustment of $708,000 was recorded as a reduction of severance and restructuring expenses recorded during the three and nine months ended September 30, 2009 and the related lease accrual in EMEA due to a change in estimate of the costs of exiting the leased facilities upon negotiation of the final settlement with the landlord during the three months ended September 30, 2009.
8. Stock-Based Compensation
We recorded the following pre-tax amounts for stock-based compensation, by operating segment, in our consolidated financial statements (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		As Restated		As Restated
		(1)		(1)
North America	$697	$457	$5,822	$4,516
EMEA	68	(45)	2,000	1,631
APAC	44	12	152	166

Total	$809	$424	$7,974	$6,313

(1)	See Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008 and Note 2 above.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Stock Options
For the three months ended September 30, 2009 and 2008, we recorded stock-based compensation expense related to stock options, net of an estimate of forfeitures, of $72,000 and $120,000, respectively. For the nine months ended September 30, 2009 and 2008, we recorded stock-based compensation expense related to stock options, net of an estimate of forfeitures, of $207,000 and $413,000, respectively. As of September 30, 2009, total compensation cost not yet recognized related to nonvested stock options is $447,000, which is expected to be recognized over the next .74 years on a weighted-average basis.
The following table summarizes our stock option activity during the nine months ended September 30, 2009:

				Weighted
			Aggregate	Average
		Weighted	Intrinsic Value	Remaining
	Number	Average	(in-the-money	Contractual
	Outstanding	Exercise Price	options)	Life (in years)
Outstanding at January 1, 2009	2,536,673	$19.47
Granted	—	—
Exercised	—	—	$—

Forfeited or expired	(1,813,765)	19.72

Outstanding at September 30, 2009	722,908	18.86	$—	1.30

Exercisable at September 30, 2009	589,575	19.10	$—	0.87

Vested and expected to vest	711,241	18.87	$—	1.26

There is no aggregate intrinsic value reflected in the preceding table because our closing stock price of $12.21 as of September 30, 2009 was less than the exercise price of all outstanding options. Stock options forfeited during the nine months ended September 30, 2009 include 750,000 options which had been granted to our former President and Chief Executive Officer.
The following table summarizes the status of outstanding stock options as of September 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number of	Remaining	Exercise	Number of	Exercise
Exercise	Options	Contractual	Price Per	Options	Price Per
Prices	Outstanding	Life (in years)	Share	Exercisable	Share
$13.94 – 17.34	38,476	1.21	$15.46	38,476	$15.46
17.76 – 17.77	200,833	3.20	17.77	67,500	17.77
17.79 – 18.15	33,476	0.48	18.02	33,476	18.02
18.35 – 18.53	161,840	0.34	18.53	161,840	18.53
18.64 – 41.00	288,283	0.61	20.35	288,283	20.35

	722,908	1.30	18.86	589,575	19.10

Restricted Stock
For the three months ended September 30, 2009 and 2008, we recorded stock-based compensation expense, net of estimated forfeitures, related to restricted stock units (“RSUs”) of $737,000 and $304,000, respectively. For the nine months ended September 30, 2009 and 2008, we recorded stock-based compensation expense, net of estimated forfeitures, related to restricted stock shares and RSUs of $7,767,000 and $5,900,000, respectively. The expense for the nine months ended September 30, 2009 includes a non-cash charge of $5,478,000 that was recognized as a result of the cancellation of certain long-term incentive awards discussed below. As of September 30, 2009, total compensation cost not yet recognized related to nonvested RSUs is $5,811,000, which is expected to be recognized over the next 1.04 years on a weighted-average basis.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes our RSU activity during the nine months ended September 30, 2009:

		Weighted Average
	Number	Grant Date Fair Value	Fair Value
Nonvested at January 1, 2009	1,520,156	$13.71
Granted	1,160,780	3.15
Vested, including shares withheld to cover taxes	(397,818)	19.37	$1,862,681	(a)

Forfeited	(1,070,252)	8.73

Nonvested at September 30, 2009	1,212,866	6.14	$14,809,094	(b)

Expected to vest	1,037,239		$12,664,688	(b)

(a)	The fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

(b)	The aggregate fair value of the nonvested RSUs expected to vest represents the total pre-tax fair value, based on our closing stock price of $12.21 as of September 30, 2009, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.
During the nine months ended September 30, 2009, the RSUs that vested for teammates in the United States were net-share settled such that we withheld shares with value equivalent to the teammates’ minimum statutory United States tax obligation for the applicable income and other employment taxes and remitted the corresponding cash amount to the appropriate taxing authorities. The total shares withheld during the nine months ended September 30, 2009 of 107,041 were based on the value of the RSUs on their vesting date as determined by our closing stock price on such vesting date. For the nine months ended September 30, 2009, total payments for the employees’ tax obligations to the taxing authorities were $463,000 and are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net-share settlements had the economic effect of repurchases of common stock as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent a repurchase of shares or an expense to us.
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
The plan provided for the award of RSUs that were to be issued based upon achievement of specific stock price hurdles within specific timeframes over a three-year period from 2009—2011. However, due to the economic climate and the decrease in Insight’s stock price, on February 19, 2009, Messrs. Fennessy, Fenton and McGrath agreed to forfeit the awards, resulting in the termination of the awards. Accordingly, no shares were, or will be, issued under these awards. A non-cash charge of $5,478,000 was recognized as a result of the cancellation of these awards. Such amount is included in selling and administrative expenses in the Consolidated Statement of Operations for the nine months ended September 30, 2009.
9. Derivative Financial Instruments
We use derivatives to partially offset our exposure to fluctuations in certain foreign currencies. We do not enter into derivatives for speculative or trading purposes. Derivatives are recorded at fair value on the balance sheet and gains or losses resulting from changes in fair value of the derivative are recorded currently in income. The Company does not designate its hedges for hedge accounting.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Non-Designated Hedges
We use foreign exchange forward contracts to hedge certain non-functional currency assets and liabilities from changes in exchange rate movements. Our non-functional currency assets and liabilities are primarily related to foreign currency denominated payables, receivables, and cash balances. The foreign currency forward contracts, carried at fair value, typically have a maturity of one month or less. We currently enter into approximately four foreign exchange forward contracts per month with an average notional value of $7,500,000 and an average maturity of approximately one week. Additional information on our purpose for entering into derivatives is described in “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008.
The counterparties associated with our foreign exchange forward contracts are large credit worthy commercial banks. The derivatives transacted with these institutions are short in duration and therefore we do not consider counterparty concentration and non-performance to be material risks.
The following table summarizes our derivative financial instruments as of September 30, 2009 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:

Foreign exchange forward contracts	Other current assets	$26	Accrued expenses and other current liabilities	$—

Total derivatives not designated as hedging instruments		$26		$—

The following table summarizes the effect of our derivative financial instruments on our results of operations during the three and nine months ended September 30, 2009 (in thousands):

		Amount of Loss Recognized in
		Earnings on Derivatives
Derivatives Not Designated as	Location of Loss Recognized	Three Months Ended	Nine Months Ended
Hedging Instruments	in Earnings on Derivatives	September 30, 2009	September 30, 2009

Foreign exchange forward contracts	Net foreign currency exchange loss (gain)	$467	$2,284

Total		$467	$2,284

10. Fair Value Measurements
The following table summarizes the valuation of our financial instruments by the following three categories as of September 30, 2009 (in thousands):
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

		Quoted	Significant
		Market Prices	Other	Significant
	Value as of	in Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs	Balance Sheet
	2009	(Level 1)	(Level 2)	(Level 3)	Classification
Assets:

Foreign Exchange Derivatives	$26	$—	$26	$—	Other current assets

Total Assets at Fair Value	$26	$—	$26	$—

Liabilities:

Foreign Exchange Derivatives	$—	$—	$—	$—	Accrued expenses and other current liabilities

Total Liabilities at Fair Value	$—	$—	$—	$—

We have elected to use the income approach to value our foreign exchange derivatives, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount assuming that participants are motivated, but not compelled, to transact. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR rates, foreign exchange rates, and foreign exchange forward points). Mid-market pricing is used as a practical expedient for fair value measurements. The fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments and did not have a material impact on the fair value of these derivative instruments. Both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments.
As of September 30, 2009, we have no nonfinancial assets or liabilities that are measured at fair value on a recurring basis, and our other financial assets or liabilities generally consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities. The estimated fair values of our cash equivalents is determined based on quoted prices in active markets for identical assets. The fair value of the other financial assets and liabilities is based on the value that would be received or paid in an orderly transaction between market participants and approximates the carrying value due to their nature and short duration.
11. Comprehensive Income (Loss)
Comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008 includes the following component (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		As Restated		As Restated
		(1)		(1)
Net earnings (loss)	$7,272	$6,597	$16,169	$(160,305)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,714	(22,327)	11,352	(14,475)

Total comprehensive income (loss)	$9,986	$(15,730)	$27,521	$(174,780)

(1)	See Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008 and Note 2 above.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
12. Commitments and Contingencies
Contractual
In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of September 30, 2009 and December 31, 2008, we had approximately $14,175,000 and $24,623,000, respectively, of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse them.
Employment Contracts and Severance Plans
We have employment contracts with, and plans covering, certain officers and management teammates under which severance payments would become payable in the event of specified terminations without cause or terminations under certain circumstances after a change in control. In addition, vesting of stock based compensation would accelerate following a change in control. If severance payments under the current employment agreements or plan payments were to become payable, the severance payments would generally range from three to twenty-four months of salary.
Guaranties
In the ordinary course of business, we may guarantee the indebtedness or performance obligations of our subsidiaries to vendors and clients. We have not recorded specific liabilities for these guaranties in our consolidated financial statements because, to the extent applicable, we have recorded the underlying liabilities associated with the guaranties. In the event we are required to perform under the related contracts, we believe the cost of such performance would not have a material adverse effect on our consolidated financial position or results of operations. Our financing agreements generally limit the amount of guarantees that may be outstanding at a point in time related to client or vendor contracts where such guarantees are considered indebtedness, as defined in the financing agreements.
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
Management believes that payments, if any, related to these indemnifications are not probable at September 30, 2009. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.
We have entered into separate indemnification agreements with our executive officers and with each of our directors. These agreements require us, among other requirements, to indemnify such officers and directors against expenses (including attorneys’ fees), judgments and settlements paid by such individual in connection with any action arising out of such individual’s status or service as our executive officer or director (subject to exceptions such as where the individual failed to act in good faith or in a manner the individual reasonably believed to be in or not opposed to the best interests of the Company) and to advance expenses incurred by such individual with respect to which such individual may be entitled to indemnification by us. Other than the pending purported class action litigation, the State derivative actions and the Federal derivative action discussed under “Legal Proceedings” below, there are no pending legal proceedings that involve the indemnification of any of the Company’s directors or officers.

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
Beginning in March 2009, three purported class action lawsuits were filed in the U.S. District Court for the District of Arizona against us and certain of our current and former directors and officers on behalf of purchasers of our securities during the period April 22, 2004 to February 6, 2009. The plaintiffs in two of these lawsuits voluntarily dismissed their complaints in May and June 2009, and the court appointed a lead plaintiff and lead counsel on June 24, 2009. The plaintiff in the remaining action amended their class action complaint in September 2009. The amended complaint seeks unspecified damages and asserts claims under the federal securities laws relating to our February 9, 2009 announcement that we expected to restate our financial statements for the year ended December 31, 2007 and for the first three quarters of 2008 and that the restatement would include a material reduction of retained earnings. In addition to claims relating to our earlier restatement, the amended complaint also includes additional allegations regarding other purported accounting and revenue recognition issues during the class period. The amended complaint contends that we issued false and misleading financial statements and issued misleading public statements about our results of operations. The amended complaint also added our independent registered public accounting firm as a defendant. None of the defendants has responded to the amended complaint at this time. We have tendered a claim to our D&O liability insurance carriers, and our carriers have acknowledged their obligations under these policies. In June 2009, we were notified that three shareholder derivative lawsuits had been filed, two in the Superior Court in Maricopa County, Arizona (the “State derivative actions”) and one in the U.S. District Court for the District of Arizona (the “Federal derivative action”), by persons identifying themselves as Insight shareholders and purporting to act on behalf of Insight, naming Insight as a nominal defendant and current and former officers and directors as defendants. The three derivative action complaints, like the purported class action complaint, primarily arise out of our February 9, 2009 announcement. The two State derivative actions were consolidated into a single action, and the plaintiff filed an amended complaint in the consolidated action on October 30, 2009 that alleges breaches of fiduciary duties of loyalty and good faith, breach of fiduciary duties for insider selling and misappropriation of information, and unjust enrichment. Neither the Company nor the individual defendants have responded to the amended

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
complaint at this time. The Federal derivative action alleges breach of fiduciary duty, gross mismanagement and waste of corporate assets. In addition to asserting claims arising out of the earlier restatement, the amended Federal derivative action also challenges certain actions we took in connection with our prior investigation of historical stock option granting practices as well as other compensation-related decisions. The Company, as nominal defendant, has filed a motion to dismiss the Federal derivative action on grounds that the shareholder plaintiff lacks standing to pursue the action, and the individual defendants have filed a motion to dismiss for failure to state a claim. The court has scheduled oral argument on both motions for November 19, 2009. The amount of damages sought by the plaintiffs is not specified in the amended complaints. In July and September 2009, we received, from the plaintiff in the Federal derivative action, separate demands to inspect our books and records pursuant to Section 220 of the Delaware General Corporation Law, and we have objected to the demands as improper.
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
Management does not believe that the ultimate outcome of these legal proceedings will have a material effect on our financial condition, results of operations or liquidity.
13. Segment Information
We operate in three reportable geographic operating segments: North America; EMEA; and APAC. Currently, our offerings in North America and the United Kingdom include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and select software-related services.
All intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments and on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the three and nine months ended September 30, 2009.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The tables below present information about our reportable operating segments as of and for the three months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30, 2009
	North America	EMEA	APAC	Consolidated
Net sales	$685,996	$248,437	$35,502	$969,935
Costs of goods sold	592,695	213,020	30,734	836,449

Gross profit	93,301	35,417	4,768	133,486
Operating expenses:
Selling and administrative expenses	79,354	34,402	3,867	117,623
Severance and restructuring expenses	4,468	(463)	(11)	3,994

Earnings from operations	$9,479	$1,478	$912	11,869

Non-operating expense, net				2,598

Earnings from continuing operations before income taxes				9,271
Income tax expense				1,999

Net earnings from continuing operations				7,272
Net earnings from a discontinued operation				—

Net earnings				$7,272

Total assets at period end	$1,271,666	$291,942	$38,054	$1,342,067	*

*	Consolidated total assets include corporate assets and intercompany eliminations for a net reduction of $259,595.

	Three Months Ended September 30, 2008
	As Restated (1)
	North America	EMEA	APAC	Consolidated
Net sales	$850,869	$281,366	$32,821	$1,165,056
Costs of goods sold	744,807	238,316	27,843	1,010,966

Gross profit	106,062	43,050	4,978	154,090
Operating expenses:
Selling and administrative expenses	97,337	37,502	4,298	139,137

Earnings from operations	$8,725	$5,548	$680	14,953

Non-operating expense, net				6,226

Earnings from continuing operations before income taxes				8,727
Income tax expense				2,130

Net earnings from continuing operations				6,597
Net earnings from a discontinued operation				—

Net earnings				$6,597

Total assets at period end	$1,385,912	$437,936	$55,510	$1,625,719	**

(1)	See Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008 and Note 2 above.

**	Consolidated total assets include corporate assets and intercompany eliminations for a net reduction of $253,639.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The tables below present information about our reportable operating segments as of and for the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended September 30, 2009
	North America	EMEA	APAC	Consolidated
Net sales	$2,059,628	$800,403	$98,226	$2,958,257
Costs of goods sold	1,773,536	687,309	84,310	2,545,155

Gross profit	286,092	113,094	13,916	413,102
Operating expenses:
Selling and administrative expenses	260,441	103,122	11,268	374,831
Severance and restructuring expenses	10,327	1,854	290	12,471

Earnings from operations	$15,324	$8,118	$2,358	25,800

Non-operating expense, net				6,666

Earnings from continuing operations before income taxes				19,134
Income tax expense				5,766

Net earnings from continuing operations				13,368
Net earnings from a discontinued operation				2,801

Net earnings				$16,169

Total assets at period end	$1,271,666	$291,942	$38,054	$1,342,067	*

*	Consolidated total assets include corporate assets and intercompany eliminations for a net reduction of $259,595.

	Nine Months Ended September 30, 2008
	As Restated (1)
	North America	EMEA	APAC	Consolidated
Net sales	$2,568,811	$981,858	$114,470	$3,665,139
Costs of goods sold	2,226,761	835,472	96,252	3,158,485

Gross profit	342,050	146,386	18,218	506,654
Operating expenses:
Selling and administrative expenses	295,054	118,390	14,032	427,476
Goodwill impairment	313,776	—	—	313,776
Severance and restructuring expenses	2,290	3,079	39	5,408

(Loss) earnings from operations	$(269,070)	$24,917	$4,147	(240,006)

Non-operating expense, net				12,111

Loss from continuing operations before income taxes				(252,117)
Income tax benefit				(91,812)

Net loss from continuing operations				(160,305)
Net earnings from a discontinued operation				—

Net loss				$(160,305)

Total assets at period end	$1,385,912	$437,936	$55,510	$1,625,719 **

(1)	See Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008 and Note 2 above.

**	Consolidated total assets include corporate assets and intercompany eliminations for a net reduction of $253,639.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
14. Discontinued Operations
During the nine months ended September 30, 2009, we recorded earnings from a discontinued operation of $4,460,000, $2,801,000 net of tax, as a result of the favorable settlement on July 7, 2009 of an arbitrated claim related to the 2006 sale of a former subsidiary. The amount recognized was net of payments to holders of 1,997,500 exercised stock options of the former subsidiary and a broker success fee with respect to the settlement totaling $540,000.
15. Subsequent Events
We evaluated subsequent events for their effect on the accompanying unaudited consolidated financial statements and notes thereto through the date of the filing of our quarterly report on Form 10-Q for the quarterly period ended September 30, 2009 on or about November 4, 2009. No events requiring adjustment to or disclosure in these consolidated financial statements and related notes were identified.

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
Consolidated net sales were $969.9 million in the third quarter of 2009, down 17% from the $1.17 billion reported in the third quarter of 2008. Gross profit for the three months ended September 30, 2009 declined 13% to $133.5 million, while gross margin increased 60 basis points to 13.8% driven by a year over year increase in sales of higher margin services as a percentage of total net sales.
We reported earnings from operations of $11.9 million for the third quarter. Results of operations for the three months ended September 30, 2009 included the effects of the following items:
•	severance and restructuring expenses of $4.0 million, $2.5 million net of tax, primarily related to the departure of our President and Chief Executive Officer from the Company. Comparatively, the third quarter of 2008 included no severance and restructuring charges;
•	legal and other professional fees of $560,000, $346,000 net of tax, associated with the trade credits restatement remediation and ongoing litigation. Comparatively, the third quarter of 2008 included no similar fees;
•	net foreign currency losses of $93,000. Comparatively, the third quarter of 2008 results included $3.3 million of foreign currency losses; and
•	$1.5 million of tax benefit from the true-up of foreign tax credits after filing of the Company’s 2008 U.S. federal tax return and the recognition of certain tax benefits from the settlement of audits. Comparatively, third quarter 2008 results included $1.1 million of tax benefit related to federal and state research and development credits recorded during the quarter.
On a consolidated basis, we reported net earnings from continuing operations of $7.3 million and diluted earnings per share from continuing operations of $0.16 for the third quarter.
Our focus on cash flow initiatives continued to yield benefits in the third quarter, and, as a result, we ended the quarter with outstanding long-term debt under our senior revolving credit facility of $155.5 million, a $36.0 million increase during the third quarter to fund anticipated seasonal working capital needs, but down $72.5 million from December 31, 2008.
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
Updated Guidance
Because of stronger than expected third quarter performance, but moderated by our anticipation of continued softness in EMEA compared to our fourth quarter forecast, we are revising our outlook for diluted earnings per share from continuing operations to be between $0.83 and $0.88 for the full year of 2009, including $0.18 to $0.23 of diluted earnings per share expected in the fourth quarter of 2009. This outlook does not include the impact of any severance and restructuring expenses, expenses associated with the restatement investigation and administration or related litigation, or other one-time charges.
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

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Results of Operations
The following table sets forth for the periods presented certain financial data as a percentage of net sales for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		As Restated		As Restated
		(1)		(1)
Net sales	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	86.2	86.8	86.0	86.2

Gross profit	13.8	13.2	14.0	13.8
Selling and administrative expenses	12.1	11.9	12.7	11.7
Goodwill impairment	—	—	—	8.6
Severance and restructuring expenses	0.4	—	0.4	0.1

Earnings (loss) from operations	1.3	1.3	0.9	(6.6)
Non-operating expense, net	0.3	0.5	0.2	0.3

Earnings (loss) from continuing operations before income taxes	1.0	0.8	0.7	(6.9)
Income tax expense (benefit)	0.2	0.2	0.2	(2.5)

Net earnings (loss) from continuing operations	0.8	0.6	0.5	(4.4)
Net earnings from a discontinued operation	—	—	0.1	—

Net earnings (loss)	0.8%	0.6%	0.6%	(4.4)%

(1)	See Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008 and Note 2 to our Consolidated Financial Statements in Part I, Item 1 of this report.
Net Sales. Net sales for the three months ended September 30, 2009 decreased 17% compared to the three months ended September 30, 2008. Net sales for the nine months ended September 30, 2009 decreased 19% compared to the nine months ended September 30, 2008. Our net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2009	2008	Change	2009	2008	Change
		As Restated			As Restated
		(1)			(1)
North America	$685,996	$850,869	(19%)	$2,059,628	$2,568,811	(20%)
EMEA	248,437	281,366	(12%)	800,403	981,858	(18%)
APAC	35,502	32,821	8%	98,226	114,470	(14%)

Consolidated	$969,935	$1,165,056	(17%)	$2,958,257	$3,665,139	(19%)

(1)	See Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008 and Note 2 to our Consolidated Financial Statements in Part I, Item 1 of this report.
Net sales in North America decreased 19%, or $164.9 million, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Hardware and software sales declined 24% and 15%, respectively, while services revenue grew 13% year over year. The increase in services net sales is primarily due to several large professional services engagements during the three months ended September 30, 2009. The challenging demand environment for IT products resulted in year over year declines in our business. Additionally, the decline in software sales year over year also relates to the previously announced program changes with our largest software partner. We continue to increase the mix of services as a total of our net sales, which increased from 6% of net sales to 9% of net sales year ever year. North America had 1,166 account executives at September 30, 2009, a decrease from 1,439 at September 30, 2008. Net sales per average number of account executives in North America decreased 2% to approximately $577,000 for the three months ended September 30, 2009 from approximately $588,000 for the three months ended September 30, 2008.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Net sales in North America decreased 20%, or $509.2 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, again as a result of the challenging demand environment.
Net sales in EMEA decreased 12%, or $32.9 million, in U.S. dollars, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Excluding the effects of foreign currency movements, net sales were down 2% compared to the third quarter of last year. In U.S. dollars, hardware, software and services sales declined 18%, 7% and 5%, respectively year over year. The global IT demand environment continues to be challenging, contributing to the year over year decreases in all product categories. In addition, part of the decline in software sales year over year relates to the previously announced changes in programs with our largest software partner. EMEA had 716 account executives at September 30, 2009, an increase from 686 at September 30, 2008. Net sales per average number of account executives in EMEA decreased 17% to approximately $349,000 for the three months ended September 30, 2009 compared to approximately $422,000 for the three months ended September 30, 2008.
Net sales in EMEA decreased 18%, or $181.5 million, in U.S. dollars, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Excluding the effects of foreign currency movements, net sales were down 3% compared to the nine months ended September 30, 2008. In U.S. dollars, hardware and software sales declined 25% and 15%, respectively, while sales of services improved 17% year over year. The year over year improvement in sales of services primarily resulted from the contribution of MINX Limited (a networking solutions provider), acquired in July 2008.
Our APAC segment recognized net sales of $35.5 million and $98.2 million for the three and nine months ended September 30, 2009, a year over year increase of 8% for the three month period and a year over year decrease of 14% for the nine month period. Excluding the effects of foreign currency movements, net sales were up 12% compared to the third quarter of last year, primarily resulting from an increase in public sector spending in Australia in the 2009 quarter, and down 2% compared to the nine months ended September 30, 2008.
The percentage of net sales by category for North America, EMEA and APAC were as follows for the three months ended September 30, 2009 and 2008:

	North America		EMEA		APAC
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
Sales Mix	2009	2008	2009	2008	2009	2008
Hardware	62%	67%	41%	44%	<1%	—
Software	29%	27%	58%	55%	98%	100%
Services	9%	6%	1%	1%	2%	<1%

	100%	100%	100%	100%	100%	100%

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
The percentage of net sales by category for North America, EMEA and APAC were as follows for the nine months ended September 30, 2009 and 2008:

	North America		EMEA		APAC
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
Sales Mix	2009	2008	2009	2008	2009	2008
Hardware	59%	64%	35%	38%	1%	—
Software	33%	31%	64%	61%	97%	100%
Services	8%	5%	1%	1%	2%	<1%

	100%	100%	100%	100%	100%	100%

Currently, our offerings in North America and the United Kingdom include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and select software-related services.
Gross Profit. Gross profit for the three months ended September 30, 2009 declined 13% compared to the three months ended September 30, 2008, with a 60 basis point increase in gross margin. Gross profit for the nine months ended September 30, 2009 declined 18% compared to the nine months ended September 30, 2008, with gross margin increasing by 20 basis points. Our gross profit and gross profit as a percentage of net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
		% of		% of		% of		% of
	2009	Net Sales	2008	Net Sales	2009	Net Sales	2008	Net Sales
			As				As
			Restated				Restated
			(1)				(1)
North America	$93,301	13.6%	$106,062	12.5%	$286,092	13.9%	$342,050	13.3%
EMEA	35,417	14.3%	43,050	15.3%	113,094	14.1%	146,386	14.9%
APAC	4,768	13.4%	4,978	15.2%	13,916	14.2%	18,218	15.9%

Consolidated	$133,486	13.8%	$154,090	13.2%	$413,102	14.0%	$506,654	13.8%

(1)	See Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008 and Note 2 to our Consolidated Financial Statements in Part I, Item 1 of this report.
North America’s gross profit declined 12% compared to the three months ended September 30, 2008, but as a percentage of net sales, gross margin increased 110 basis points year over year, reflecting improved margins in the services category of approximately 90 basis points and a 30 basis point improvement attributable to increases in margin generated by freight. These increases in margin were partially offset by decreases in margin related to agency fees for enterprise software agreement renewals and an increase in the write-downs of inventories as a percentage of sales of approximately 10 basis points each. Product margin, including vendor funding, decreased by 40 basis points, but these decreases were offset by a 30 basis point improvement in margin attributable to the extinguishment of certain restatement-related trade credits during the quarter through negotiated settlement or other legal release of the recorded liabilities. Gross profit per average number of account executives increased 7% to approximately $79,000 for the three months ended September 30, 2009 from approximately $73,000 for the three months ended September 30, 2008. For the nine months ended September 30, 2009, gross profit declined 16% compared to the nine months ended September 30, 2008, but as a percentage of net sales, gross margin improved 60 basis points reflecting increased sales of services, which are generally at higher margins.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
EMEA’s gross profit declined 18% for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Excluding the effects of foreign currency movements, gross profit was down 9% compared to the third quarter of last year. As a percentage of net sales, gross margin decreased 100 basis points due primarily to an approximate 30 basis point decline in each of (i) product margin, which includes vendor funding, (ii) services business margin and (iii) supplier discounts, as well as a decrease in agency fees for enterprise software agreement renewals of approximately 20 basis points. These decreases were offset partially by an increase in margin generated by freight of approximately 10 basis points. Gross profit per average number of account executives decreased 23% to approximately $50,000 for the three months ended September 30, 2009 compared to approximately $65,000 for the three months ended September 30, 2008. For the nine months ended September 30, 2009, gross profit declined 23% compared to the nine months ended September 30, 2008. Excluding the effects of foreign currency movements, gross profit was down 8% compared to the nine months ended September 30, 2008. As a percentage of net sales, gross margin declined 80 basis points for the nine months ended September 30. 2009, primarily due to decreases in product margin, including vendor funding.
APAC’s gross profit decreased for the three months ended September 30, 2009 by 4% compared to the three months ended September 30, 2008. Excluding the effects of foreign currency movements, gross profit was flat compared to the third quarter of last year. As a percentage of net sales, gross margin declined by 180 basis points, primarily due to decreases in software product margin, which includes vendor funding, of approximately 170 basis points and decreases in agency fees from enterprise software agreement renewals of approximately 50 basis points offset partially by improved margins in the services category of over 40 basis points. For the nine months ended September 30, 2009, gross profit declined 24% compared to the nine months ended September 30, 2008. Excluding the effects of foreign currency movements, gross profit was down 11% compared to the nine months ended September 30, 2008. As a percentage of net sales, gross margin declined 170 basis points for the nine months ended September 30, 2009, primarily due to decreases in agency fees from enterprise software agreement renewals offset partially by improved margins in the services category.
Operating Expenses.
Selling and Administrative Expenses. Selling and administrative expenses decreased $21.5 million, or 15% for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Selling and administrative expenses decreased $52.6 million, or 12% for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Selling and administrative expenses as a percent of net sales by operating segment for the three and nine months ended September 30, 2009 and 2008 were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
		% of		% of		% of		% of
	2009	Net Sales	2008	Net Sales	2009	Net Sales	2008	Net Sales
			As				As
			Restated				Restated
			(1)				(1)
North America	$79,354	11.6%	$97,337	11.4%	$260,441	12.6%	$295,054	11.5%
EMEA	34,402	13.8%	37,502	13.3%	103,122	12.9%	118,390	12.1%
APAC	3,867	10.9%	4,298	13.1%	11,268	11.5%	14,032	12.3%

Consolidated	$117,623	12.1%	$139,137	11.9%	$374,831	12.7%	$427,476	11.7%

(1)	See Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008 and Note 2 to our Consolidated Financial Statements in Part I, Item 1 of this report.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
North America’s selling and administrative expenses decreased 18%, or $18.0 million, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, with selling and administrative expenses increasing slightly to 11.6% of net sales for the quarter. The decrease in selling and administrative expenses is primarily attributable to the realization of the effects of cost reduction initiatives we have implemented over the past several quarters, and, to a lesser extent, the effect of lower variable costs. Salaries, sales incentives and benefits accounted for approximately $15 million of the decrease, with an additional $2 million decline in travel and entertainment and a $1 million decline in marketing expenses. Included in selling and administrative expenses in the three months ended September 30, 2009 are professional fees and costs of $560,000 associated with the trade credits restatement issues discussed in Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008 and Note 2 to our Consolidated Financial Statements in Part I, Item 1 of this report.
The effect of the cost reduction initiatives on North America’s selling and administrative expenses is not as significant in the comparison of the nine months ended September 30, 2009 to the nine months ended September 30, 2008, which declined $34.6 million or 12% due to the following:
•	Approximately $13.5 million of selling and administrative expenses associated with Calence, LLC are reflected in the three months ended March 31, 2009 with no comparable expenses in the three months ended March 31, 2008, as Calence was acquired on April 1, 2008;
•	Non-cash stock-based compensation expense of $4.1 million recorded in the first quarter of 2009 associated with the termination of the long-term incentive award for the Chief Executive Officer and the President of our North America operating segment discussed in Note 8 to our Consolidated Financial Statements in Part I, Item 1 of this report; and
•	Professional fees and costs for the nine months ended September 30, 2009 of $7.2 million associated with the trade credits restatement issues.
Notwithstanding these increases in selling and administrative costs year over year, salaries, sales incentives and equity compensation still declined $33 million, travel and entertainment declined $4 million and marketing expenditures were down $2 million during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.
EMEA’s selling and administrative expenses decreased 8%, or $3.1 million, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 and decreased 13%, or $15.3 million, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease in selling and administrative expenses is primarily attributable to the effects of foreign currency translation. Excluding the effects of foreign currency movements, selling and administrative expenses were flat year over year in the three month periods and increased 3% year over year in the nine month periods. For the three month period, increased expenses connected with our system upgrade were offset in part by decreased salaries, sales incentives and benefits. For the nine month period, non-cash stock-based compensation expense of $1.4 million was recorded in the first quarter of 2009 associated with the termination of the long-term incentive award for the Chief Executive Officer and the President of our EMEA operating segment discussed in Note 8 to our Consolidated Financial Statements in Part I, Item 1 of this report.
APAC’s selling and administrative expenses decreased 10% for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 and decreased 20% for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease is primarily attributable to the effects of foreign currency translation on selling and administrative expenses. Excluding the effects of foreign currency movements, selling and administrative expenses decreased 5% year over year in the three month periods and decreased 4% year over year in the nine month periods.
Goodwill Impairment. As discussed in Note 5 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008, we recorded a non-cash goodwill impairment charge during the three months ended June 30, 2008 of $313.8 million, which represented the entire goodwill balance recorded in our North America operating segment as of June 30, 2008. As discussed in Note 4 to our Consolidated Financial Statements in Part I, Item 1 of this report, additional goodwill related to additional purchase price consideration (the “earnout”) in the Calence purchase agreement was recorded subsequent to the impairment charges in the second quarter of 2008 and the fourth quarter of 2008 were recognized.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Severance and Restructuring Expenses. During the nine months ended September 30, 2009, North America, EMEA and APAC recorded net severance expense of $10.3 million, $1.9 million, and $290,000, respectively, related to the departure of our President and Chief Executive Officer from the Company and ongoing restructuring efforts. During the nine months ended September 30, 2008, North America, EMEA and APAC recorded severance expense of $2.3 million, $3.1 million, and $39,000, respectively.
Non-Operating (Income) Expense.
Interest Income. Interest income for the three and nine months ended September 30, 2009 and 2008 was generated through short-term investments. The decrease in interest income year over year is primarily due to decreases in interest rates.
Interest Expense. Interest expense for the three and nine months ended September 30, 2009 and 2008 primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facility. Imputed interest, which is a non-cash item, was $544,000 and $1,295,000 for the three and nine months ended September 30, 2009, respectively. The decrease in interest expense for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 is due primarily to lower interest rates and decreases in the weighted average borrowings outstanding as we have been successful in our cash management initiatives and have paid down our debt relating to the acquisition of Calence on April 1, 2008.
Net Foreign Currency Exchange Gains/Losses. These gains/losses result from foreign currency transactions, including intercompany balances that are not considered long-term in nature. The change from net foreign currency exchange losses in the prior year periods to modest gains/losses in the current year periods is due primarily to less volatility in the applicable exchange rates and the effects of our recent use of foreign exchange forward contracts to hedge certain non-functional currency assets and liabilities against changes in exchange rate movements.
Other Expense, Net. Other expense, net, consists primarily of bank fees associated with our cash management activities.
Income Tax Expense. Our effective tax rate from continuing operations for the three months ended September 30, 2009 and 2008 was 21.6% and 24.4%, respectively. Our effective tax rate from continuing operations for the nine months ended September 30, 2009 was an expense of 30.1% compared to a benefit of 36.4% for the nine months ended September 30, 2008. The change in the three and nine-month periods was primarily due to the true-up of foreign tax credits resulting from the filing of our 2008 United States federal tax return and the recognition of certain tax benefits resulting from the settlement of audits.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Liquidity and Capital Resources
The following table sets forth certain consolidated cash flow information for the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
		As Restated
		(1)
Net cash provided by operating activities	$107,042	$61,960
Net cash used in investing activities	(24,573)	(150,631)
Net cash (used in) provided by financing activities	(66,549)	107,595
Foreign currency exchange effect on cash flow	3,873	(3,191)

Increase in cash and cash equivalents	19,793	15,733
Cash and cash equivalents at beginning of period	49,175	56,718

Cash and cash equivalents at end of period	$68,968	$72,451

(1)	See Note 2 “Restatement of Consolidated Financial Statements” in Part I, Item 1 of this report.
Cash and Cash Flow
Our primary uses of cash during the nine months ended September 30, 2009 were to fund working capital requirements and capital expenditures, to pay down debt and to fund the first payment due in April 2009 of the earnout and accrued interest thereon as a result of Calence achieving certain performance targets subsequent to the acquisition. We generated very strong operating cash flows for the nine months ended September 30, 2009. Operating activities provided $107.0 million in cash, a 73% increase over the nine months ended September 30, 2008. Our strong operating cash flows enabled us to reduce our long-term debt under our revolving credit facilities by $72.5 million since December 31, 2008, even with the anticipated increase in our debt balances of $36.0 million in the third quarter to fund seasonal working capital needs, and to increase our cash balance by $19.8 million since December 31, 2008. Capital expenditures were $11.7 million for the nine months ended September 30, 2009, a 51% decrease from the nine months ended September 30, 2008. Capital expenditures during the third quarter were $3.4 million and primarily related to expenditures to upgrade our IT systems in EMEA. The nine months ended September 30, 2009 benefited from a $3.9 million positive effect of foreign currency exchange rates on cash flow while cash flows for the nine months ended September 30, 2008 were negatively affected by $3.2 million as a result of foreign currency exchange rates.
Net cash provided by operating activities. Cash flows from operations for the nine months ended September 30, 2009 and 2008 reflect our net earnings (loss), adjusted for depreciation, amortization, goodwill impairment and non-cash stock-based compensation expense, as well as decreases in accounts receivable and inventory levels and decreases in accounts payable. For the 2009 period, the decreases in accounts receivable and accounts payable reflect the decrease in net sales compared to the prior year as well as our focus on cash management. The decrease in inventory levels in the 2009 period was a result of inventory management projects undertaken in our North America segment.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Our consolidated cash flow operating metrics for the quarter ended September 30, 2009 and 2008 are as follows:

	2009	2008
		As Restated
		(1)
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	69	69
Days inventory outstanding (“DIOs”) (b)	9	10
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	53	47

(1)	See Note 2 “Restatement of Consolidated Financial Statements” in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008 and Note 2 to our Consolidated Financial Statements in Part I, Item 1 of this report.

(a)	Calculated as the balance of accounts receivable, net at the end of the period divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 92 days.

(b)	Calculated as average inventories divided by daily costs of goods sold. Average inventories is calculated as the sum of the balances of inventories at the beginning of the quarter plus inventories at the end of the quarter divided by two. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 92 days.

(c)	Calculated as the balances of accounts payable at the end of the period divided by daily costs of goods sold. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 92 days.
DSOs were flat for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008. In North America, DSOs increased year over year as reductions in past due accounts receivable balances as a percent of total accounts receivable were more than offset by the effects of a higher percentage of accounts receivable subject to longer payment terms. These results were offset by a reduction in DSOs in our EMEA and APAC segments due primarily to the timing of sales and collections occurring earlier in the quarter compared to the prior year period. DPOs increased during the third quarter of 2009 reflecting the expanded use of our inventory financing facility in the 2009 quarter compared to the same quarter in 2008 and the effect of the timing of certain scheduled payments to our largest supplier.
We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms granted to our clients in order to take advantage of supplier discounts. We intend to use cash generated in 2009 in excess of working capital needs to pay down our outstanding debt balances and support our capital expenditures for the year. We expect that cash payments to settle trade credit liabilities with clients or suppliers or to remit unclaimed property to the states will approximate $20.0 million to $22.0 million in 2010, primarily paid out during the first half of the year.
Net cash used in investing activities. Capital expenditures of $11.7 million and $24.1 million for the nine months ended September 30, 2009 and 2008, respectively, primarily related to investments to upgrade our IT systems. We expect capital expenditures for the full year 2009 to be between $15.0 million and $20.0 million. During the nine months ended September 30, 2009, we made the first earnout payment of $12.8 million to the former owners of Calence. During the nine months ended September 30, 2008, we made a payment of $900,000 to resolve certain post-closing contingencies related to the sale of PC Wholesale.
Net cash (used in) provided by financing activities. During the nine months ended September 30, 2009, we made net repayments on our debt facilities that reduced our outstanding debt balances under our revolving credit facilities by $72.5 million. These uses of cash were partially offset by a $12.5 million increase in our book overdrafts. As of September 30, 2009, the only current portion of our long-term debt relates to our new capital lease obligation for certain IT equipment. During the nine months ended September 30, 2008, net borrowings under our financing facilities totaled $147.3 million, primarily related to the acquisition of Calence on April 1, 2008. Funds provided by new borrowings were utilized, in part, to repay $11.0 million of debt assumed from Calence and MINX. During the nine months ended September 30, 2008, we also funded $50.0 million of repurchases of our common stock in open market transactions.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our senior revolving credit facility and our accounts receivable securitization financing facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by s the sum of the Company’s trailing twelve month net earnings (loss) plus (i) interest expense, less non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization, (iv) non-cash goodwill impairment and (v) non-cash stock-based compensation (referred to herein as “adjusted earnings”). The maximum leverage ratio permitted under the agreements was 3.0 times trailing twelve-month adjusted earnings as of September 30, 2009 and stepped down to 2.75 times effective October 1, 2009. A significant drop in adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter, to a level that would be below the Company’s consolidated maximum debt capacity. As a result of this limitation, of the $450.0 million of consolidated maximum debt capacity available under our senior revolving credit facility and our accounts receivable securitization financing facility, the Company’s debt balance that could have been outstanding as of September 30, 2009 was limited to $274.1 million based on 3.0 times the Company’s trailing twelve-month adjusted earnings. Our debt balance as of September 30, 2009 was only $158.3 million, including our new capital lease obligation, well below the quarter-end limitation.
Our borrowing capacity under our ABS facility is limited by the value and quality of the accounts receivable under the facility. On July 24, 2009, we amended our ABS facility, which was to have expired on September 17, 2009, to, among other changes, (i) add software receivables from the legacy Software Spectrum business as eligible receivables under the facility, (ii) reduce our eligible receivables under the facility by $52.3 million to reflect the trade credit liabilities that were recorded as part of our financial statement restatement described in Note 2 to our Consolidated Financial Statements in Part I, Item 1 of this report as well as certain other accounts receivable related to sales where revenue recognition from the sale has been deferred, (iii) establish a new 364-day term ending July 23, 2010 and (iv) increase the variable interest rate by approximately 75 basis points for funds provided under the ABS facility, calculated as the specified Pooled Commercial Paper Rate, as defined in the ABS facility, plus 2.25%. The $150.0 million maximum borrowing capacity and the maximum leverage, minimum fixed charge and asset coverage ratio financial covenant requirements under the ABS facility were not modified as part of the amendment. While the ABS facility has a stated maximum amount, the actual availability under the facility is limited by the quantity and quality of the underlying accounts receivable, which reduced the maximum borrowing capacity from $150.0 million to $84.1 million as of September 30, 2009.
We anticipate that cash flows from operations, together with the funds available under our financing facilities will be adequate to support our presently anticipated cash and working capital requirements for operations over the next 12 months.
Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the U.S. For foreign entities not treated as branches for U.S. tax purposes, we do not provide for U.S. income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. As of September 30, 2009, we had approximately $51.7 million in cash and cash equivalents in certain of our foreign subsidiaries where we consider undistributed earnings for these foreign subsidiaries to be permanently reinvested. As part of our working capital management strategy, we used our excess cash balances in the United States to pay down debt as of September 30, 2009.

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
Contractual Obligations
Other than the capital lease obligation disclosed in Note 5 to our Consolidated Financial Statements in Part I, Item 1 of this report, there have been no material changes in our reported contractual obligations, as described under “Contractual Obligations for Continuing Operations” in “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008.

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
The following table summarizes our open foreign currency forward contracts held at September 30, 2009. All U.S. dollar and foreign currency amounts are presented in thousands.

Buy
Foreign Currency	EUR
Foreign Amount	8,000
Exchange Rate	1.4556
USD Equivalent	$11,644
Weighted Average Maturity	Less than 1 month
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
Our Interim Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act). They determined that, as of September 30, 2009, as a result of the material weakness described above, our disclosure controls and procedures were not effective to ensure (i) that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

INSIGHT ENTERPRISES, INC.
Changes in Internal Control over Financial Reporting
The Company has completed its investigation into the trade credits issue and subsequent to December 31, 2008, we have begun taking steps to remediate the aforementioned material weakness. We have implemented or are in the process of implementing internal control improvements in several areas. Some of these improvements will require systems enhancements that will take some time to implement. In the interim, the Company is implementing improved manual controls to ensure that the aged trade credits are accounted for appropriately in compliance with all legal and accounting requirements. The following changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) implemented during the quarter ended September 30, 2009 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:
•	Documented and began implementing policies and procedures to research and properly dispose of customer credits and outstanding purchase orders and comply with unclaimed property laws, including an escalation procedure if a credit remains unresolved for an extended period;
•	Implemented system enhancements including, (i) automating the issuance of credit memos to clients, (ii) automating the matching of credit memos against related/applicable debits when the amounts are equal and (iii) streamlining and conforming policies and procedures across all business units;
•	Implemented a manual process to deliver periodic statements to clients in certain business units; and
•	Developed training programs to ensure appropriate personnel understand the systems enhancements and the new policies, procedures and controls related to aged trade credits.
We have not completed all of the actions necessary to remediate the material weakness in internal control over financial reporting and test the controls for effectiveness.
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
We make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and are adjusted to reflect the effects of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular claim. Although litigation is inherently unpredictable, we believe that we have adequate provisions for any probable and estimable losses. It is possible, nevertheless, that our financial position, the results of our operations or our liquidity could be materially and adversely affected in any particular period by the resolution of a legal proceeding. Legal expenses related to defense, negotiations, settlements, rulings and advice of outside legal counsel are expensed as incurred.

INSIGHT ENTERPRISES, INC.
Beginning in March 2009, three purported class action lawsuits were filed in the U.S. District Court for the District of Arizona against us and certain of our current and former directors and officers on behalf of purchasers of our securities during the period April 22, 2004 to February 6, 2009. The plaintiffs in two of these lawsuits voluntarily dismissed their complaints in May and June 2009, and the court appointed a lead plaintiff and lead counsel on June 24, 2009. The plaintiff in the remaining action amended their class action complaint in September 2009. The amended complaint seeks unspecified damages and asserts claims under the federal securities laws relating to our February 9, 2009 announcement that we expected to restate our financial statements for the year ended December 31, 2007 and for the first three quarters of 2008 and that the restatement would include a material reduction of retained earnings. In addition to claims relating to our earlier restatement, the amended complaint also includes additional allegations regarding other purported accounting and revenue recognition issues during the class period. The amended complaint contends that we issued false and misleading financial statements and issued misleading public statements about our results of operations. The amended complaint also added our independent registered public accounting firm as a defendant. None of the defendants has responded to the amended complaint at this time. We have tendered a claim to our D&O liability insurance carriers, and our carriers have acknowledged their obligations under these policies. In June 2009, we were notified that three shareholder derivative lawsuits had been filed, two in the Superior Court in Maricopa County, Arizona (the “State derivative actions”) and one in the U.S. District Court for the District of Arizona (the “Federal derivative action”), by persons identifying themselves as Insight shareholders and purporting to act on behalf of Insight, naming Insight as a nominal defendant and current and former officers and directors as defendants. The three derivative action complaints, like the purported class action complaint, primarily arise out of our February 9, 2009 announcement. The two State derivative actions were consolidated into a single action, and the plaintiff filed an amended complaint on the consolidated action on October 30, 2009 that alleges breaches of fiduciary duties of loyalty and good faith, breach of fiduciary duties for insider selling and misappropriation of information, and unjust enrichment. Neither the Company nor the individual defendants have responded to the amended complaint at this time. The Federal derivative action alleges breach of fiduciary duty, gross mismanagement and waste of corporate assets. In addition to asserting claims arising out of the earlier restatement, the amended Federal derivative action also challenges certain actions we took in connection with our prior investigation of historical stock option granting practices as well as other compensation-related decisions. The Company, as nominal defendant, has filed a motion to dismiss the Federal derivative action on grounds that the shareholder plaintiff lacks standing to pursue the action, and the individual defendants have filed a motion to dismiss for failure to state a claim. The court has scheduled oral arguments on both motions for November 19, 2009. The amount of damages sought by the plaintiffs is not specified in the amended complaints. In July and September 2009, we received, from the plaintiff in the Federal derivative action, separate demands to inspect our books and records pursuant to Section 220 of the Delaware General Corporation Law, and we have objected to the demands as improper.
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
Management does not believe that the ultimate outcome of these legal proceedings will have a material effect on our financial condition, results of operations or liquidity.
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

INSIGHT ENTERPRISES, INC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the three months ended September 30, 2009.
We have never paid a cash dividend on our common stock. We currently intend to reinvest all of our earnings into our business and do not intend to pay any cash dividends in the foreseeable future. Our senior revolving credit facility contains restrictions on the payment of cash dividends.
Issuer Purchases of Equity Securities
We did not repurchase any shares of our common stock during the three months ended September 30, 2009.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.

INSIGHT ENTERPRISES, INC.
Item 6. Exhibits.
(a) Exhibits (unless otherwise noted, exhibits are filed herewith).

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated January 24, 2008, among Insight Enterprises, Inc., Insight Networking Services, LLC and Calence, LLC.

3.1	Composite Certificate of Incorporation of Insight Enterprises, Inc. (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the year ended December 31, 2005, File No. 0-25092).

3.2	Amended and Restated Bylaws of the Insight Enterprises, Inc. (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on January 14, 2008, File No. 0-25092).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).

10.1
Support Agreement, dated January 24, 2008, among Insight Enterprises, Inc., Avnet, Inc., Calence Holdings, Inc., Michael F. Fong, Timothy J. Porthouse, Richard J. Lesniak, Jr., Mary Donna Rives Lesniak, The Richard J. Lesniak Irrevocable Trust, and the Mary Donna Lesniak Irrevocable Trust.

10.2
Second Amended and Restated Credit Agreement, dated as of April 1, 2008, among Insight Enterprises, Inc., the European Borrowers (as defined therein), the lenders party thereto, J.P. Morgan Europe Limited, as European Agent, Wells Fargo Bank, National Association and U.S. Bank National Association, as Co-Syndication Agents, and JPMorgan Chase Bank, National Association, as Administrative Agent.

10.3
Separation and General Release Agreement by and between Insight Enterprises, Inc. and Richard A. Fennessy dated as of September 7, 2009 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on September 8, 2009, File No. 0-25092).

10.4	Letter Agreement with Anthony A. Ibargüen, dated as of September 7, 2009 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on September 8, 2009, File No. 0-25092).

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INSIGHT ENTERPRISES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2009	INSIGHT ENTERPRISES, INC.
	By:	/s/ Anthony A. Ibarguen
Anthony A. Ibarguen
Interim President and Chief Executive Officer (Duly Authorized Officer)

	By:	/s/ Glynis A. Bryan
Glynis A. Bryan
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated January 24, 2008, among Insight Enterprises, Inc., Insight Networking Services, LLC and Calence, LLC.

3.1	Composite Certificate of Incorporation of Insight Enterprises, Inc. (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the year ended December 31, 2005, File No. 0-25092).

3.2	Amended and Restated Bylaws of the Insight Enterprises, Inc. (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on January 14, 2008, File No. 0-25092).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).

10.1
Support Agreement, dated January 24, 2008, among Insight Enterprises, Inc., Avnet, Inc., Calence Holdings, Inc., Michael F. Fong, Timothy J. Porthouse, Richard J. Lesniak, Jr., Mary Donna Rives Lesniak, The Richard J. Lesniak Irrevocable Trust, and the Mary Donna Lesniak Irrevocable Trust.

10.2
Second Amended and Restated Credit Agreement, dated as of April 1, 2008, among Insight Enterprises, Inc., the European Borrowers (as defined therein), the lenders party thereto, J.P. Morgan Europe Limited, as European Agent, Wells Fargo Bank, National Association and U.S. Bank National Association, as Co-Syndication Agents, and JPMorgan Chase Bank, National Association, as Administrative Agent.

10.3
Separation and General Release Agreement by and between Insight Enterprises, Inc. and Richard A. Fennessy dated as of September 7, 2009 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on September 8, 2009, File No. 0-25092).

10.4	Letter Agreement with Anthony A. Ibargüen, dated as of September 7, 2009 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on September 8, 2009, File No. 0-25092).

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.