Form 10-K
period 2009-12-31
INSIGHT ENTERPRISES INC
filed 2010-02-25
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
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
(Address of principal executive offices, Zip Code)
Registrant’s telephone number, including area code: (480) 902-1001
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, par value $0.01	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
n/a
(Title of Class)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock as reported on The Nasdaq Global Select Market on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was $436,594,152.
The number of shares outstanding of the registrant’s common stock on February 19, 2010 was 45,973,309.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to its 2010 Annual Meeting of Stockholders have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

INSIGHT ENTERPRISES, INC.
ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2009

INSIGHT ENTERPRISES, INC.
FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect net sales, gross profit, operating expenses, earnings from continuing operations, non-operating income and expenses, net earnings or cash flows, cash needs and the sufficiency of our capital resources and the payment of accrued expenses and liabilities; our business strategy and our strategic initiatives; that we will be able to renew our accounts receivable securitization financing facility; that we may be able to negotiate extended payment terms with a supplier; effects of acquisitions or dispositions; projections of capital expenditures and trade credit liability settlements, our business outlook and earnings per share expectations in 2010; plans for future operations; the availability of financing and our needs or plans relating thereto; plans relating to our products and services including, but not limited to, our planned launch of our Software as a Service (“SaaS”) portal; the effect of new accounting principles or changes in accounting policies; the effect of guaranty and indemnification obligations; projections about the outcome of ongoing tax audits; statements related to accounting estimates, including estimated stock-based compensation award forfeitures and the realization of deferred tax assets; our positions and strategies with respect to ongoing and threatened litigation, including those matters identified in “Legal Proceedings” in Part I, Item 3 of this report; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions, and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:
•	our reliance on partners for product availability, marketing funds, purchasing incentives and competitive products to sell;
•	changes in the information technology industry and/or rapid changes in product standards;
•	general economic conditions, including concerns regarding our ability to collect our accounts receivable and credit constraints;
•	disruptions in our information technology systems and voice and data networks, including our system upgrade and the migration of acquired businesses to our information technology systems and voice and data networks;
•	actions of our competitors, including manufacturers and publishers of products we sell;
•	stockholder litigation and regulatory proceedings related to the restatement of our consolidated financial statements;
•	increased debt and interest expense and lower availability on our financing facilities and changes in the overall capital markets that could increase our borrowing costs or reduce future availability of financing;
•	the integration and operation of acquired businesses, including our ability to achieve expected benefits of the acquisitions;
•	the variability and seasonality of our net sales and gross profit;
•	the risks associated with international operations;
•	exposure to changes in, or interpretations of, tax rules and regulations;
•	exposure to foreign currency exchange risks;
•	failure to comply with the terms and conditions of our public sector contracts;
•	our dependence on key personnel; and
•	intellectual property infringement claims and challenges to our registered trademarks and trade names.
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
PART I
Item 1. Business
General
Insight Enterprises, Inc. (“Insight” or the “Company”) is a leading provider of brand-name information technology (“IT”) hardware, software and services to small, medium and large businesses and public sector institutions in North America, Europe, the Middle East, Africa and Asia-Pacific. The Company is organized in the following three operating segments, which are primarily defined by their related geographies:

		% of 2009
Operating Segment*	Geography	Consolidated Net Sales
North America	United States and Canada	69%

EMEA	Europe, Middle East and Africa	28%

APAC	Asia-Pacific	3%

*	Additional detailed segment and geographic information can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and in Note 18 to the Consolidated Financial Statements in Part II, Item 8 of this report.
We are a global provider of technology solutions, helping companies design, enable, manage and secure their IT environments with our process knowledge, technical expertise and product fulfillment and logistics capabilities. Our management tools and capabilities make designing, deploying and managing IT solutions easier, and our expertise helps our clients control their IT costs. Insight is located in 22 countries, and we support clients in 190 countries, transacting business in 18 languages and 13 currencies. Currently, our offerings in North America and the United Kingdom include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and select software-related services. On a consolidated basis, hardware, software and services represented 50%, 44% and 6%, respectively, of our net sales in 2009, compared to 54%, 42% and 4%, respectively, in 2008.
We were incorporated in Delaware in 1991 as the successor to an Arizona corporation that commenced operations in 1988, and our corporate headquarters are located in Tempe, Arizona. We began operations in the U.S., expanded into Canada in 1997 and into the United Kingdom in 1998. In 2006, through our acquisition of Software Spectrum, Inc. (“Software Spectrum”), we penetrated deeper into global markets in EMEA and APAC, where Software Spectrum already had an established footprint and strategic relationships. In 2008, through our acquisitions of Calence, LLC (“Calence”) in North America and MINX Limited (“MINX”) in the United Kingdom, we enhanced our global technical expertise around higher-end networking and communications technologies, as well as managed services and security. As part of our focus on core elements of our growth strategy, in 2007 we sold PC Wholesale, a seller of IT products to other resellers in the U.S., and in 2006 we sold Direct Alliance Corporation (“Direct Alliance”), a business process outsourcing provider in the U.S.
Business Strategy
Our strategic vision is to be the trusted advisor to our clients, helping them enhance their business performance through the implementation of innovative technology solutions. With the continual emergence of new technologies and technology solution options in this dynamic and fast-paced industry, we believe clients and partners (we refer to our suppliers as “partners”) continue to seek technology providers to supply value-added advice to help them identify and deploy IT solutions. As a trusted advisor, we are involved earlier in our clients’ IT planning cycles, assisting them with technology decisions. We believe that Insight has a unique position in the market and can gain significant, profitable market share and provide enhanced value to our clients. We have a multi-partner approach and excel at providing broad product selection at competitive prices through an efficient supply chain. We have deeper services and solutions capabilities than many of our competitors, we are the only value-added reseller with a multi-national footprint, and our client base covers a broader cross-section of clients — small, medium and large businesses and public sector institutions — than many of our competitors.

INSIGHT ENTERPRISES, INC.
To further refine our strategic focus and strengthen our execution and operational effectiveness, Insight is focused on six strategic initiatives:
•	Strengthen the foundation of our business;
•	Accelerate growth of our value-added services and product offerings;
•	Expand our client relationships and reach;
•	Seize new growth opportunities from new technologies;
•	Expand selectively in key global markets; and
•	Focus on cost effectiveness and operational execution.
Strengthen the foundation of our business. Hardware and software sales continue to be core to Insight’s continued growth and success. Insight’s business was built on these offerings and they are the foundation of many of our client relationships today.
Insight’s hardware and software capabilities include:
•	World-class supply chain management capabilities;
•	5,000+ partnerships with manufacturers and publishers;
•	Over $3 billion in virtual inventory and over $80 million in on-hand inventory;
•	Telesales, field sales and e-commerce/web capabilities;
•	Global software capabilities;
•	Dedicated global account managers; and
•	Global reporting — multi-currency and multi-language.
With current clients, Insight’s multi-partner approach, breadth of offerings, quality of supply chain execution, cost competitiveness, and overall ease of doing business will continue to be the heart of our value proposition. We believe we can build on these solid relationships and the confidence our clients have in Insight.
In addition, we continue to invest in our transactional capabilities to maintain a competitive position in the marketplace. A major focus area will be to continually enhance our Insight.com web site to improve the end-user experience and increase the volume of business completed over the web across all client sets. In addition to the web, other focus areas include new, emerging technologies, such as virtualization, collaboration, cloud computing, wireless, security, data center and convergence.
Additionally, we are working closely with our partners to ensure we deliver value to them by increasing their access to target clients. Our goal is to achieve higher sales and profitability levels by aligning more closely with our partners. Our value proposition for our partners includes:
•	Access to over 60,000 commercial and public sector clients globally;
•	Customizable sales engagement and program models;
•	Multi-partner integration and project implementation capabilities;
•	2,500+ technical certifications; and
•	Complementary solution services.
Accelerate growth of our value-added services and product offerings. While our foundation has been built on hardware and software sales, we believe there is a strong opportunity for competitive differentiation and greater long-term success by introducing value-added services and solutions capabilities to earn a greater share of our clients’ IT spend. Our 2008 acquisition of Calence augmented our service and networking capabilities to enable us to provide more sophisticated and higher margin solutions to our clients. We believe these same capabilities will strengthen relationships with key clients and enhance our status as a trusted advisor.
Insight’s service capabilities are in three primary categories:
•	IT lifecycle services
•	Consulting and professional services
•	Managed services

INSIGHT ENTERPRISES, INC.
Lifecycle services support our hardware and software capabilities and are often the first, natural add-on in a client relationship. Insight’s IT lifecycle services capabilities include:
•	Complete integration services, including
•	Simple to advanced configurations
•	ISO-certified labs
•	Image management
•	Software asset management
•	Managed warranty solutions
•	Full equipment, partner-certified depot repair center as well as field repair services
•	Deployment services
•	Help desk support
•	Complete end-of-life asset management, including
•	Asset disposal
•	Redeployment
•	Remarketing
Consulting and professional services help our clients manage and deploy IT assets within their environments to minimize the total cost of ownership. Insight’s consulting and professional services capabilities include:
•	Strategy, assessment and implementation services around
•	Infrastructure

•	Data Center

•	Security

•	Collaboration
•	1,000+ services professionals
•	2,500+ technical certifications
•	A proprietary methodology
•	Experienced project management
Managed services include our most advanced capabilities, which enable a client to drive improved efficiency and generate cost savings by outsourcing non-core IT capabilities, thus allowing the internal IT department to focus on more value-add activities. Insight’s managed services capabilities currently available in the United States include:
•	Services ranging from off-hours monitoring through business process outsourcing
•	World-class Network Operations Center (“NOC”), with
•	24/7 operations and

•	Best-in-class management tools
•	Telecom cost management services
•	Help desk support services
Expand our client relationships and reach. Our operating model allows us to tailor offerings based on the size and complexity of our client. Accordingly, we believe that there are many opportunities for Insight to expand our relationships with our existing clients and increase the types of products and services each of our existing clients buys from us.
We also believe there are opportunities for growth by increasing the number of new small- to medium-sized businesses (“SMB”) and public sector clients in our base. We are addressing these opportunities by continuing to invest in our SMB sales teams in EMEA and APAC and by strengthening the sales teams in North America. Additionally, partially in response to the various fiscal stimulus packages implemented across the globe to re-invigorate economic growth, we have sales teams focused on public sector opportunities in all geographies and have been successful in securing several large supply contracts, particularly in EMEA and APAC.

INSIGHT ENTERPRISES, INC.
Seize new growth opportunities from new technologies. As manufacturers, publishers and service providers develop new technologies and as new ways of buying and supplying technology take hold, we are committed to taking advantage of and leveraging these opportunities. We are building an “as-a-service” aggregation portal linked to Insight.com which takes advantage of opportunities such as “Software as a Service” (“SaaS”). As an aggregator we are designing our portal to enable the procurement, delivery, billing, administration and support of on-demand services, making it easier for a client to leverage the availability of software and services provided through the cloud. We are planning to bring this solution to the market beginning in late 2010.
Expand selectively in key global markets. We will continue to offer global software licensing and asset management, as these global capabilities represent meaningful differentiation with our clients. We will introduce hardware sales and value added services capabilities in select markets based on careful economic analysis and assessment of client needs. This expansion is planned to begin with building capabilities to allow clients to procure hardware in selected countries in Europe. We have been developing the IT systems capabilities in our EMEA operating segment to enable this expansion and plan to begin deployment of this new system in the second half of 2010. The roll out will occur in phases, and we expect a positive contribution to our financial results beginning in 2011. In addition, we plan to expand our partner network in the United Kingdom and Canada (where we currently offer the full suite of Insight capabilities) to further augment capabilities to deliver lifecycle services and our targeted solution practice areas. Further, as hardware capabilities are expanded to other countries, we will evaluate feasibility of further expanding our partner network to deliver lifecycle services and targeted solution practice areas.
In other countries where we will not expand beyond software, we will continue to enhance our software offerings, introducing SaaS solutions, expanding our software services capabilities, and extending our client reach in SMB. In addition, we will maintain our global software capabilities differentiation, although we will continue to look for efficiencies in our approach to ensure we operate profitability in supporting our global clients.
For a discussion of risks associated with international operations, see “Risk Factors — There are risks associated with our international operations that are different than the risks associated with our operations in the U.S., and our exposure to the risks of a global market could hinder our ability to maintain and expand international operations,” in Part I, Item 1A of this report.
Focus on cost effectiveness and operational execution. In order to ensure the effective implementation of our strategic initiatives and to drive enhanced financial results for the Company, we must drive improvements in our daily execution. In addition, we must improve the speed of execution in the organization, which will enhance the client, partner and teammate experience.
We are focused on improving the business intelligence from within our business in addition to intelligence on our client and partner activities. The resulting “dashboards” will enable us to quickly identify successes as well as areas where focus is needed to improve efficiency, service and value. In addition, we are focused on training and investments to understand and deliver operational excellence. Employee incentive plans are aligned to various key metrics in order to drive continuous improvement.
Hardware, Software and Services Offerings
Hardware Offerings. We currently offer our clients in North America and the United Kingdom a comprehensive selection of IT hardware products. We offer products from hundreds of manufacturers, including such leading manufacturers as Hewlett-Packard (“HP”), Cisco, Lenovo, IBM, Panasonic and American Power Conversion Corporation (“APC”). Our scale and purchasing power, combined with our efficient, high-volume and cost effective direct sales and marketing model, allow us to offer competitive prices. We believe that offering multiple partner choices enables us to better serve our clients by providing a variety of product solutions to best address their specific business needs. These needs may be based on particular client preferences or other criteria, such as real-time best pricing and availability, or compatibility with existing technology. In addition to our distribution facilities, we have “direct-ship” programs with many of our partners, including manufacturers and distributors, allowing us to expand our product offerings without further increasing inventory, handling costs or inventory risk exposure. As a result, we are able to provide a product offering with billions of dollars of products in virtual inventory. Convenience and product options among multiple brands are key competitive advantages against manufacturers’ direct selling programs, which are generally limited to their own brands and may not offer clients a complete or best solution across all product categories.
Software Offerings. Our clients acquire software applications from us in the form of licensing agreements with software publishers, boxed products, or through a growing delivery model, SaaS. Under a SaaS arrangement, clients subscribe to software that is hosted either by the software publisher or a dedicated third-party hosting company on the internet. The majority of our clients obtain their software applications through licensing agreements, which we believe is a result of their ease of administration and cost-effectiveness. Licensing agreements, or right-to-copy agreements, allow a client to either purchase a license for each of its users in a single transaction or periodically report its software usage, paying a license fee for each user. For most clients, the overall cost of acquiring software through a licensing arrangement is substantially less than purchasing boxed products.

INSIGHT ENTERPRISES, INC.
As software publishers choose different models for implementing licensing agreements, businesses must evaluate the alternatives to ensure that they select the appropriate agreements and comply with the publishers’ licensing terms when purchasing and managing their software licenses. We work closely, both locally or globally, with our clients to understand their licensing requirements and to educate them regarding the options available under publisher licensing agreements. Many of our clients who have elected to purchase software licenses through licensing agreements have also entered into software maintenance agreements, which allow clients to receive new versions, upgrades or updates of software products released during the maintenance period, in exchange for a specified annual fee. We assist our clients and partner publishers in tracking and renewing these agreements. In connection with certain enterprise-wide licensing agreements, publishers may choose to bill and collect from clients directly. In these cases, we earn a referral fee directly from the publisher.
Services Offerings. We currently offer a suite of IT lifecycle, consulting and professional services in the U.S. and the United Kingdom via our own field service personnel, augmented by service partners to fill gaps in our geographic coverage or capabilities. We also utilize partners to deliver these services in Canada. In addition, we offer managed services in the U.S. Developing these capabilities internally or through targeted acquisitions over time in other geographies is an essential element of a technology solution and, we believe, will be a key differentiator for us.
The breadth and quality of our technical and service capabilities are key points of differentiation for us. We have, and continue to develop, an array of technical expertise and service capabilities to help identify, acquire, implement and manage technology solutions to allow our clients to address their business needs. We don’t believe that our competition is able to offer the same breadth and depth of IT solutions that we offer across our target client groups in North America and EMEA.
To strengthen our solutions offerings, we have focused on the following specific solutions/value-added practice areas:
•	Infrastructure
•	Data Center
•	Security
•	Collaboration
These technology practice groups are responsible for understanding client needs and, together with our technology partners, customizing total solutions that address those needs. These technology practice groups are made up of industry- and product-certified engineers, consultants and specialists who are up-to-date on best practices and the latest developments in their respective practice areas.
We are a Cisco Gold Certified partner in the United States and the United Kingdom and have Master Certifications in unified communications and security in the United States. Our data center practice in the United States is an HP Authorized Enterprise Provider and holds HP Storage Elite, HP Blade Elite and HP Services Elite partner status. We also have been awarded premier partner status by a number of other partners, such as IBM, EMC and VMware. Our networking and communications solutions provide clients secure voice and data communications within and across organizations.
Infrastructure. Today’s networks are becoming increasingly complex. Support for critical enterprise applications and converged communication systems have created unparalleled expectations for network availability and performance. Insight’s core networking competency is the architecture and deployment of infrastructure. We offer services to successfully plan, design, implement and support the operation of complex and secure wired and wireless networks. Solution offerings also include network strategy, network assessment and application delivery infrastructure services.
•	Network strategy services assist clients in ensuring that their network is positioned to support their business and provides a roadmap to guide investments in people, operations and technology.
•	Network assessment services help clients ensure their network is ready to support their business, is designed based on industry best practices and is operating at peak performance.
•	Application delivery infrastructure services allow clients to deploy next generation solutions, such as application acceleration, WAN optimization and load balancing, to optimize the performance of critical applications on their networks and better utilize their technology infrastructure.

INSIGHT ENTERPRISES, INC.
We also have the scale, skill and technology investments required to execute a spectrum of managed services. Operating 24 hours a day, 7 days a week and 365 days a year through our network operations center, we serve as an extension of our clients’ teams, dedicating resources to keep their networks operating at optimal capacity.
Data Center. Using technology and products from various partners, we provide high-end servers, data disk arrays, hard drives, tape libraries, blades, and virtualization software to help clients build and maintain responsive IT infrastructures that allow them to quickly adapt to changes in business priorities. We also provide IT professional services for designing, implementing and managing adaptive server and storage environments for our clients — ensuring a resilient and cost-effective data center while reducing the client’s maintenance and management costs.
Security. To properly implement a security strategy, a client must first define its risk. From regulatory compliance and business operations to asset protection, threat mitigation and vulnerability identification, a security program is essential to maintaining productivity and profitability. Every organization requires a comprehensive security program and procedures to ensure data integrity, confidentiality and availability. Our security solutions include a range of offerings including: strategy solutions to quantify the skills, methodologies and experience needed for a comprehensive security program; assessment solutions to help clients identify gaps and risks as well as make the right decisions to manage them; security design, implementation and operation services; security compliance solutions to help clients make certain their internal processes are able to repel attempts to breach security; and risk and vulnerability assessments in which security testing is utilized to highlight unmanaged security risks.
Collaboration. Advanced networking technologies that merge voice, data and video applications are increasingly becoming a critical component of an enterprise’s strategic IT infrastructure and the backbone of an organization’s unified communications strategy. With advanced collaboration technology implementations, we offer our clients an integrated combination of email, chat, audio, video and web conferencing capabilities. These solutions offer a more cost effective answer than traditional audio, video and web conferencing with increased productivity, increased functionality and added security over internet-based solutions as well as the ability for clients to leverage existing investments in IT infrastructure. This practice area also includes unified communications, unified contact center solutions and video solutions.
In addition to these specific solutions/value-added practice areas, we continue to offer clients a suite of services designed to streamline the deployment cycle of IT assets, as well as minimize the complexity and cost of managing those assets throughout their lives. We:
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

INSIGHT ENTERPRISES, INC.
Our Information Technology Systems
We have committed significant resources to the IT systems we use to manage our business. We believe that our success is dependent upon our ability to provide prompt and efficient service to our clients based on the accuracy, quality and utilization of the information generated by our IT systems. These systems affect our ability to manage our sales, client service, distribution, inventories and accounting systems and the reliability of our voice and data networks. Our U.S. and foreign locations are not on a single IT system platform. To support our business more efficiently and effectively, we are on a continuous improvement plan to maintain our IT systems. We are focused on driving improvements in sales productivity through upgraded IT systems to support higher levels of client satisfaction and new client acquisition, as well as garnering efficiencies in our business as more processes become automated. We are also in the process of converting our EMEA operations to a new IT system platform that will allow us to expand our sales of hardware and services in addition to software to clients in that region to promote future sales growth. We believe that in order to remain competitive, we will need to continue to make enhancements and upgrades to our IT systems.
For a discussion of risks associated with our IT systems, see “Risk Factors — Disruptions in our IT systems and voice and data networks, including the system upgrade and the migration of acquired businesses to our IT systems and voice and data networks, could affect our ability to service our clients and cause us to incur additional expenses,” in Part I, Item 1A of this report.
Competition
The IT hardware, software and services industry is very fragmented and highly competitive. We compete with a large number and wide variety of marketers and resellers of IT hardware, software and services, including:
•	product manufacturers, such as Dell, HP, IBM and Lenovo;
•	software publishers, such as IBM, Microsoft and Symantec;
•	direct marketers and resellers, such as CDW Corporation (North America), Systemax (Europe), SoftChoice, PC Ware and SHI International Corporation;
•	systems integrators, such as Compucom Systems, Inc.;
•	national and regional resellers, including value-added resellers (“VARs”), specialty retailers, aggregators, distributors, and to a lesser extent, national computer retailers, computer superstores, Internet-only computer providers, consumer electronics and office supply superstores and mass merchandisers;
•	national and global service providers, such as IBM Global Services and HP/EDS; and
•	e-tailers, such as New Egg, Buy.com and e-Buyer (United Kingdom).
The competitive landscape in the industry is changing as various competitors expand their product and service offerings. In addition, emerging models such as cloud computing are creating new competitors and opportunities.
For a discussion of risks associated with the actions of our competitors, see “Risk Factors — The IT hardware, software and services industry is intensely competitive, and actions of our competitors, including manufacturers and publishers of products we sell, can negatively affect our business,” in Part I, Item 1A of this report.
Partners
We are focused on understanding our partners’ objectives and developing plans and programs to grow our mutual businesses. Our strategy is focused on: increasing partner alignment by focusing on skills and marketing alignment with key partners; building enhanced capabilities to deliver, monitor, analyze and report return on marketing investment for our partners; and building strong relationships with our key partners’ field sales organizations.
We measure partner satisfaction regularly through a partner satisfaction survey in North America and EMEA and through similar means in APAC. We hold quarterly business reviews with our largest partners to review business results from the prior quarter, discuss plans for the future and obtain feedback. Additionally, we host an annual partner conference in North America, EMEA and APAC to articulate our plans for the upcoming year.
During 2009, we purchased products and software from approximately 5,500 partners. Approximately 58% (based on dollar volume) of these purchases were directly from manufacturers or software publishers, with the balance purchased through distributors. Purchases from Microsoft (a software publisher) and Ingram Micro (a distributor) accounted for approximately 24% and 12%, respectively, of our aggregate purchases in 2009. No other partner accounted for more than 10% of purchases in 2009. Our top five partners as a group for 2009 were Microsoft, Ingram Micro, HP (a manufacturer), Cisco (a manufacturer) and Tech Data (a distributor). Approximately 60% of our total purchases during 2009 came from this group of partners. Although brand names and individual products are important to our business, we believe that competitive sources of supply are available in substantially all of our product categories such that, with the exception of Microsoft, we are not dependent on any single partner for sourcing products.

INSIGHT ENTERPRISES, INC.
We obtain partner funding from certain product manufacturers, software publishers and distribution partners based typically upon the volume of sales or purchases of their products and services. In other cases, such funding may be in the form of participation in our partner programs, which may require specific services or activities with our clients, discounts, marketing funds, price protection or rebates. Manufacturers and publishers may also provide mailing lists, contacts or leads to us. We believe that partner funding allows us to increase our marketing reach and strengthen our relationships with leading manufacturers and publishers. This funding is important to us, and any elimination or substantial reduction would increase our costs of goods sold or marketing expenses, resulting in a corresponding decrease in our earnings from operations and net earnings.
During 2009, sales of Microsoft products and HP products accounted for approximately 28% and 15%, respectively, of our consolidated net sales. No other manufacturer’s products accounted for more than 10% of our consolidated net sales in 2009. Sales of product from our top five manufacturers/publishers as a group (Microsoft, HP, Cisco, Lenovo and Adobe) accounted for approximately 60% of Insight’s consolidated net sales during 2009.
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
Teammates
As of December 31, 2009, we employed 4,898 persons, of whom 2,740 were engaged in management, support services and administration activities, 1,979 were engaged in sales related activities, and 179 were engaged in distribution activities. Our employees are not represented by a labor union, and we have never experienced a labor related work stoppage.
For a discussion of risks associated with our dependence on key personnel, including sales personnel, see “Risk Factors — We depend on certain key personnel,” in Part I, Item 1A of this report.
Seasonality
General economic conditions have an effect on our business and results of operations. We also experience some seasonal trends in our sales of IT hardware, software and services. For example:
•	software sales are seasonally higher in our second and fourth quarters, particularly the second quarter;
•	business clients, particularly larger enterprise businesses in the U.S., tend to spend less in the first quarter and more in our fourth quarter as they utilize their remaining capital budget authorizations;
•	sales to the federal government in the U.S. are often stronger in our third quarter; and
•	sales to public sector clients in the United Kingdom are often stronger in our first quarter.
These trends create overall seasonality in our consolidated results such that sales and profitability are expected to be higher in the second and fourth quarters of the year. For a discussion of risks associated with seasonality see “Risk Factors — Our net sales and gross profit have historically varied and include some seasonality, making our future operating results less predictable,” in Part I, Item 1A of this report.
Backlog
The majority of our backlog historically has been and continues to be open cancelable purchase orders. We do not believe that backlog as of any particular date is predictive of future results.
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
Item 1A. Risk Factors
We rely on our partners for product availability, marketing funds, purchasing incentives and competitive products to sell. We acquire products for resale both directly from manufacturers/publishers and indirectly through distributors. The loss of a partner could cause a disruption in the availability of products to us. Additionally, there is no assurance that, as manufacturers/publishers continue to sell directly to end users and through the distribution channel, they will not limit or curtail the availability of their product to resellers like us. In addition, a reduction in the amount of credit granted to us by our partners could increase our need for and cost of working capital and have a material adverse effect on our business, results of operations and financial condition.
Although product is generally available from multiple sources via the distribution channel as well as directly from manufacturers/publishers, we rely on the manufacturers/publishers of products we offer not only for product availability and partner funding, but also for the development and marketing of products to compete effectively with products of manufacturers/publishers we do not currently offer, particularly Dell. Although we have the ability to sell, and from time to time do sell, Dell products if they are specifically requested by our clients and approved by Dell, we do not proactively advertise or offer Dell products.
Certain manufacturers, publishers and distributors provide us with substantial incentives in the form of rebates, marketing funds, purchasing incentives, early payment discounts, referral fees and price protections. Partner funding is used to offset, among other things, inventory costs, costs of goods sold, marketing costs and other operating expenses. Certain of these funds are based on our volume of net sales or purchases, growth rate of net sales or purchases and marketing programs. If we do not grow our net sales over prior periods or if we are not in compliance with the terms of these programs, there could be a material negative effect on the amount of incentives offered or paid to us by manufacturers/publishers. No assurance can be given that we will continue to receive such incentives or that we will be able to collect outstanding amounts relating to these incentives in a timely manner, or at all. We anticipate that, during 2010, the incentives that many partners make available to us may be reduced. Any sizeable reduction in, the discontinuance of, a significant delay in receiving or the inability to collect such incentives, particularly related to incentive programs with our largest partners, HP and Microsoft, could have a material adverse effect on our business, results of operations and financial condition. Additionally, the activities for which resellers are compensated change from time to time. If we are unable to react timely to any fundamental changes in the programs of publishers or manufacturers, including the elimination of funding for some of the activities for which we have been compensated in the past, such changes would have a material adverse effect on our business, results of operations and financial condition.
Changes in the IT industry and/or rapid changes in product standards may result in substantial inventory obsolescence and may reduce demand for the IT hardware, software and services we sell. Our results of operations are influenced by a variety of factors, including the condition of the IT industry, shifts in demand for, or availability of, IT hardware, software, peripherals and services, and industry introductions of new products, upgrades or methods of distribution. The IT industry is characterized by rapid technological change and the frequent introduction of new products, product enhancements and new distribution methods or channels, each of which can decrease demand for current products or render them obsolete. Net sales can be dependent on demand for specific product categories, and any change in demand for or supply of such products could have a material adverse effect on our net sales and/or cause us to record write-downs of obsolete inventory, if we fail to react in a timely manner to such changes. In addition, in order to satisfy client demand, protect ourselves against product shortages, obtain greater purchasing discounts and react to changes in original equipment manufacturers’ terms and conditions, we may decide to carry relatively high inventory levels of certain products that may have limited or no return privileges. There can be no assurance that we will be able to avoid losses related to inventory obsolescence on these products.

INSIGHT ENTERPRISES, INC.
Our operating results are also highly dependent upon our level of gross profit as a percentage of net sales, which fluctuates due to numerous factors, including changes in prices from partners, changes in the amount and timing of supplier reimbursements and marketing funds, volumes of purchases, changes in client mix, the relative mix of products sold during the period, general competitive conditions, opportunistic purchases of inventory and opportunities to increase market share. In addition, our expense levels are based, in part, on anticipated net sales and the anticipated amount and timing of partner funding. Therefore, we may not be able to reduce spending quickly enough to compensate for any unexpected net sales shortfall, and any such inability could have a material adverse effect on our business, results of operations and financial condition.
General economic conditions, including concerns regarding our ability to collect our accounts receivable and credit constraints, or unfavorable economic conditions in a particular region, business or industry sector, may lead our clients to delay or forgo investments in IT hardware, software and services, either of which could adversely affect our business, financial condition, operating results and cash flow. Weak economic conditions generally or a reduction in IT spending adversely affects our business, operating results and financial condition. A prolonged continued slowdown in the global economy, or in a particular region, or business or industry sector, or prolonged or further tightening of credit markets, could cause our clients to have difficulty accessing capital and credit sources; delay contractual payments; or delay or forgo decisions to (i) upgrade or add to their existing IT environments, (ii) license new software or (iii) purchase services (particularly with respect to discretionary spending for hardware, software and services). Such events could adversely affect our business, financial condition, operating results and cash flow.
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
Disruptions in our IT systems and voice and data networks, including the system upgrade and the migration of acquired businesses to our IT systems and voice and data networks, could affect our ability to service our clients and cause us to incur additional expenses. We believe that our success to date has been, and future results of operations will be, dependent in large part upon our ability to provide prompt and efficient service to our clients. Our ability to provide that level of service is largely dependent on the accuracy, quality and utilization of the information generated by our IT systems, which affects our ability to manage our sales, client service, distribution, inventories and accounting systems and the reliability of our voice and data networks and managed services offerings. We have been making and will continue to make enhancements and upgrades to our IT systems. Additionally, certain assumed expense synergies are dependent on migrating acquired businesses to our IT systems. There can be no assurances that these enhancements or conversions will not cause disruptions in our business, and any such disruption could have a material adverse effect on our results of operations and financial condition. The conversion of EMEA to a new IT system platform is intended to enable us to sell hardware and services to clients in that region, and therefore any delay in that implementation or disruption of service during that implementation would have an adverse effect on current results and future sales growth. Further, any delay in the timing could reduce and/or delay our expense savings, and any such disruption could have a material adverse effect on our results of operations and financial condition. Additionally, if we complete conversions that shorten the life of existing technology or impair the value of the existing system, we could incur additional depreciation expense and/or impairment charges. Although we have built redundancy into most of our IT systems, have documented system outage policies and procedures and have comprehensive data backup, we do not have a formal disaster recovery plan. Substantial interruption in our IT systems or in our telephone communication systems would have a material adverse effect on our business, results of operations and financial condition.

INSIGHT ENTERPRISES, INC.
The IT hardware, software and services industry is intensely competitive, and actions of our competitors, including manufacturers and publishers of products we sell, can negatively affect our business. Competition in the industry is based on price, product availability, speed of delivery, credit availability, quality and breadth of product lines, and, increasingly, on the ability to tailor specific solutions to client needs. We compete with manufacturers/publishers, including manufacturers/publishers of products we sell, as well as a large number and wide variety of marketers and resellers of IT hardware, software and services. Product manufacturers/publishers have programs to sell directly to business clients, particularly larger corporate clients, and are thus a competitive threat to us. In addition, the manner in which software products are distributed and sold and the manner in which publishers compensate channel partners like us are continually changing. Software publishers may intensify their efforts to sell their products directly to end-users, including our current and potential clients, and may reduce the compensation to resellers or change the requirements for earning the available amounts. Other products and methodologies for distributing software may be introduced by publishers, present competitors or other third parties. An increase in the volume of products sold through any of these competitive programs or distributed directly electronically to end-users or a decrease in the amount of referral fees paid to us, or increased competition for providing services to these clients, could have a material adverse effect on our business, results of operations and financial condition.
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
Another growing industry trend is the SaaS business model, whereby software vendors develop and make their applications available for use over the Internet. In many cases, the SaaS model allows enterprises to obtain the benefits of commercially licensed, internally operated software without the associated complexity or high initial set-up, operational and licensing costs. Advances in the SaaS business model and other new models could increase our competition or eliminate the need for a resale channel. There can be no assurance that we will be able to adapt to, or compete effectively with, current or future distribution channels or competitors or that the competitive pressures we face will not have a material adverse effect on our business, results of operations and financial condition.
We are subject to stockholder litigation and regulatory proceedings related to the restatement of our consolidated financial statements. As described in our 2008 annual report, we identified errors in the Company’s accounting related to trade credits in prior periods and determined that corrections to our consolidated financial statements were required to reverse material prior period reductions of costs of goods sold and selling and administrative expenses because of the incorrect releases of certain aged trade credits.
Our internal review and related activities have required the Company to incur substantial expenses for legal, accounting, tax and other professional services ($8.3 million through December 31, 2009), and the ongoing litigation will likely require further expenditures and could harm our business, financial condition, results of operations and cash flows. Further, if the Company is subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, the Company could be required to pay damages or penalties or have other remedies imposed, which could harm its business, financial condition, results of operations and cash flows.

INSIGHT ENTERPRISES, INC.
Beginning in March 2009, three purported class action lawsuits were filed in the U.S. District Court for the District of Arizona against us and certain of our current and former directors and officers on behalf of purchasers of our securities during the period April 22, 2004 to February 6, 2009. The plaintiffs in two of these lawsuits voluntarily dismissed their complaints in May and June 2009, and the court appointed a lead plaintiff and lead counsel on June 24, 2009. The plaintiff in the remaining action amended their class action complaint in September 2009. The amended complaint seeks unspecified damages and asserts claims under the federal securities laws relating to our February 9, 2009 announcement that we expected to restate our financial statements for the year ended December 31, 2007 and for the first three quarters of 2008 and that the restatement would include a material reduction of retained earnings. In addition to claims relating to our earlier restatement, the amended complaint also includes additional allegations regarding other purported accounting and revenue recognition issues during the class period. The amended complaint also contends that we issued false and misleading financial statements and issued misleading public statements about our results of operations, and it adds our independent registered public accounting firm as a defendant. All defendants have filed motions to dismiss the amended complaint, and oral argument on the motions to dismiss is currently calendared for March 2010. In June 2009, we were notified that three shareholder derivative lawsuits had been filed, two in the Superior Court in Maricopa County, Arizona (the “State derivative actions”) and one in the U.S. District Court for the District of Arizona (the “Federal derivative action”), by persons identifying themselves as Insight shareholders and purporting to act on behalf of Insight, naming Insight as a nominal defendant and current and former officers and directors as defendants. Initially, the three derivative action complaints, like the purported class action complaint, primarily arose out of our February 9, 2009 announcement. The two State derivative actions were consolidated into a single action, and the plaintiff filed an amended complaint on the consolidated action on October 30, 2009 that alleges breaches of fiduciary duties of loyalty and good faith, breach of fiduciary duties for insider selling and misappropriation of information, and unjust enrichment. In November 2009, the plaintiffs moved to appoint themselves as “lead plaintiffs,” their counsel as “lead counsel,” and their local counsel as “liaison counsel.” We opposed this motion as unnecessary. Also in November 2009, we moved to stay the State derivative actions pending the resolution of the Federal derivative action. The Court heard oral argument on both motions on February 18, 2010 and took both motions under advisement. The Federal derivative action was dismissed without prejudice, and the judge gave the plaintiff thirty days (through February 8, 2010) to file a second amended complaint. On February 8, 2010, the plaintiff filed the second amended complaint, which omitted claims arising from the February 9, 2009 announcement and instead focused primarily on our prior investigation of historical stock option granting practices. The amount of damages sought by the plaintiffs is not specified in the complaints. In July and September 2009, we received, from the plaintiff in the Federal derivative action, separate demands to inspect our books and records pursuant to Section 220 of the Delaware General Corporation Law, and we objected to both demands as improper. In November 2009, that same plaintiff also filed a lawsuit in the Court of Chancery of the State of Delaware seeking to compel the inspection of certain books and records. In January 2010, we filed a motion to dismiss that complaint, and oral argument on the motions to dismiss is currently calendared for March 2010. We have tendered a claim to our D&O liability insurance carriers, and our carriers have acknowledged their obligations under these policies subject to a reservation of rights.
We have outstanding debt and may need to refinance that debt and/or incur additional debt in the future, and general economic conditions and continued volatility in the credit markets could limit our ability to obtain such financing or could increase the cost of financing. Our credit facilities include a five-year $300.0 million senior revolving credit facility, a $150.0 million accounts receivable securitization financing facility (the “ABS facility”), and a $90.0 million inventory financing facility. As of December 31, 2009, we had $149.3 million of outstanding long-term indebtedness, of which $147.0 million was borrowed under our senior revolving credit facility and $2.3 million was outstanding under a capital lease obligation. As of the end of fiscal 2009, the following amounts were available under our credit facilities, subject to the limitations discussed below:
•	$153.0 million under our senior revolving credit facility;
•	$150.0 million under our accounts receivable securitization financing facility; and
•	no amounts under our inventory financing facility.
Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our senior revolving credit facility and our accounts receivable securitization financing facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings (loss) plus (i) interest expense, less non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization, (iv) non-cash goodwill impairment and (v) non-cash stock-based compensation (referred to herein as “adjusted earnings”). The maximum leverage ratio permitted under the agreements was 2.75 times as of December 31, 2009. A significant drop in adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter, to a level that would be below the Company’s consolidated maximum debt capacity. As a result of this limitation, of the $450.0 million of consolidated maximum debt capacity available under our senior revolving credit facility and our accounts receivable securitization financing facility, the Company’s debt balance that could have been outstanding as of December 31, 2009 was limited to $286.3 million based on 2.75 times the Company’s trailing twelve-month adjusted earnings.

INSIGHT ENTERPRISES, INC.
Our borrowing capacity under our ABS facility is limited by the value and quality of the accounts receivable under the facility. While the ABS facility has a stated maximum amount of $150.0 million, the actual availability under the facility is limited by the quantity and quality of the underlying accounts receivable, which reduced the maximum borrowing capacity from $150.0 million to $97.7 million as of December 31, 2009.
The term of our accounts receivable securitization financing facility is scheduled to expire on July 23, 2010. Our senior revolving credit facility and inventory financing facility both mature on April 1, 2013. We may not be able to refinance our debt without a significant increase in cost, or at all, and there can be no assurance that additional lines of credit or financing instruments will be available to us. A lack, or high cost, of credit could limit our ability to: obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other purposes in the future, as needed; plan for, or react to, changes in technology and in our business and competition; and react in the event of a further economic downturn.
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
Our net sales and gross profit have historically varied and include some seasonality, making our future operating results less predictable. Our net sales and gross profit vary among our products and services and geographic markets, and our software business is subject to seasonal change. For example, margins are generally higher in the services category and software sales are seasonally much higher in our second and fourth quarters. As a result, our quarterly results will vary with changes in the mix of hardware, software and services sold, with the geographic mix among operating segments, and with the seasonality of software sales. A majority of our costs are not variable, and therefore a substantial reduction in sales during a quarter could have a negative effect on operating results. In addition, periods of higher sales activities during certain quarters may require a greater use of working capital to fund our related business operations at such higher levels. During these periods, these increased working capital requirements could temporarily increase our leverage and liquidity needs and expose us to greater financial risk. As a result, the operating results for any three-month period will not be indicative of the results that may be achieved for any subsequent fiscal quarter or for a full fiscal year.
There are risks associated with our international operations that are different than the risks associated with our operations in the U.S., and our exposure to the risks of a global market could hinder our ability to maintain and expand international operations. We have operation centers in Australia, Canada, Germany, France, the U.S., and the United Kingdom, as well as sales offices in Austria, Australia, Belgium, Canada, China, Denmark, France, Germany, Hong Kong, Italy, the Netherlands, Russia, Singapore, Spain, Sweden, Switzerland, the United Kingdom and the U.S., and sales presence in Finland, New Zealand, Norway and Portugal. In the regions in which we do not currently have a physical presence, such as Africa, Japan and India, we serve our clients through strategic relationships. In Japan, we serve our clients through Uchida Spectrum (an entity in which we have a less than 20% investment). In implementing our international strategy, we may face barriers to entry and competition from local companies and other companies that already have established global businesses, as well as the risks generally associated with conducting business internationally. The success and profitability of international operations are subject to numerous risks and uncertainties, many of which are outside of our control, such as:
•	political or economic instability;
•	changes in governmental regulation or taxation;

INSIGHT ENTERPRISES, INC.
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
In addition, until a payment history is established with clients in a new region, the likelihood of collecting receivables generated by such operations, on a timely basis or at all, could be less than in established markets. As a result, there is a greater risk that reserves established with respect to the collection of such receivables may be inadequate. Furthermore, changes in policies and/or laws of the U.S. or foreign governments resulting in, among other changes, higher taxation, tariffs or similar protectionist laws, currency conversion limitations or the nationalization of private enterprises could reduce the anticipated benefits of international operations. Any actions by countries in which we conduct business to reverse policies that encourage foreign trade could have a material adverse effect on our results of operations and financial condition.
Changes in, or interpretations of, tax rules and regulations may adversely affect our effective income tax rates or operating margins and we may be required to pay additional tax assessments. We conduct business globally and file income tax returns in various U.S. and foreign tax jurisdictions. Our effective tax rate could be adversely affected by various factors, many of which are outside of our control, including:
•	changes in pre-tax income in various jurisdictions in which we operate that have differing statutory tax rates;
•	higher corporate tax rates in the U.S. and elsewhere;
•	changes in tax laws, regulations, and/or interpretations of such tax laws in multiple jurisdictions;
•	tax effects related to purchase accounting for acquisitions; and
•	resolutions of issues arising from tax examinations and any related interest or penalties.
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
International operations expose us to currency exchange risk and we cannot predict the effect of future exchange rate fluctuations or the volatility of the U.S. dollar exchange rate on our business and operating results. We have currency exposure arising from both sales and purchases denominated in foreign currencies, including intercompany transactions outside the U.S. Changes in exchange rates between foreign currencies and the U.S. dollar, or between foreign currencies, may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will become more expensive in U.S. dollars to pay expenses with foreign currencies. In addition, currency devaluation against the U.S. dollar can result in a loss to us if we hold deposits denominated in the devalued currency. We currently conduct limited hedging activities, and, to the extent not hedged, we are vulnerable to the effects of currency exchange-rate fluctuations. In addition, some currencies are subject to limitations on conversion into other currencies, which can limit the ability to otherwise react to rapid foreign currency devaluations. We cannot predict with precision the effect of future exchange-rate fluctuations on business and operating results, and significant rate fluctuations could have a material adverse effect on results of operations and financial condition.
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

INSIGHT ENTERPRISES, INC.
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
We may not be able to protect our intellectual property adequately, and we may be subject to intellectual property infringement claims. To protect our intellectual property, we rely on copyright and trademark laws, unpatented proprietary know-how, and trade secrets and patents, as well as confidentiality, invention assignment, non-solicitation and non-competition agreements. There can be no assurance that these measures will afford us sufficient protection of our intellectual property, and it is possible that third parties may copy or otherwise obtain and use our proprietary information without authorization or otherwise infringe on our intellectual property rights. The disclosure of our trade secrets could impair our competitive position and could have a material adverse effect on our business relationships, results of operations, financial condition and future growth prospects. In addition, our registered trademarks and trade names are subject to challenge by other rights owners. This may affect our ability to continue using those marks and names. Likewise, many businesses are actively investing in, developing and seeking protection for intellectual property in the areas of search, indexing, e-commerce and other Web-related technologies, as well as a variety of on-line business models and methods, all of which are in addition to traditional research and development efforts for IT products and application software. As a result, disputes regarding the ownership of these technologies are likely to arise in the future, and, from time to time, parties do assert various infringement claims against us, either because of our practices or because we resell allegedly infringing software, in the form of cease-and-desist letters, licensing inquiries, lawsuits and other communications and demands. If there is a determination that we have infringed the proprietary rights of others, we could incur substantial monetary liability, be forced to stop selling infringing products or providing infringing services, be required to enter into costly royalty or licensing agreements, if available, or be prevented from using the rights, which could force us to change our business practices or hardware, software or services offerings in the future. Additionally, as we increase the geographic scope of our operations and the types of services provided under the Insight brand, there is a greater likelihood that we will encounter challenges to our trade names, trademarks and service marks. We may not be able to use our principal mark without modification in all geographies for all of our offerings, and these challenges may come from either governmental agencies or other market participants. These types of claims could have a material adverse effect on our business, results of operations and financial condition.
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

INSIGHT ENTERPRISES, INC.
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
Our bylaws provide that the Company will seek stockholder approval prior to its adoption of any stockholder rights plan, unless the Board, in the exercise of its fiduciary duties, determines that, under the circumstances existing at the time, it is in the best interest of our stockholders to adopt or extend a stockholder rights plan without delay. The amendment further provides that a stockholder rights plan adopted or extended by the Board without prior stockholder approval must provide that it will expire unless ratified by the stockholders of the Company within one year of adoption. Despite these bylaw provisions, we could adopt a stockholder rights plan for a limited period of time, and such a plan could have the effect of delaying or deterring a change of control that could limit the opportunity for stockholders to receive a premium for their shares.
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
Any provision of our certificate of incorporation, bylaws, employment agreements or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and also could affect the price that some investors are willing to pay for our common stock.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive offices are located at 6820 South Harl Avenue, Tempe, Arizona 85283. We believe that our facilities will be suitable and adequate for our present purposes, and we anticipate that we will be able to extend our existing leases on terms satisfactory to us or, if necessary, to locate substitute facilities on acceptable terms. At December 31, 2009, we owned or leased a total of approximately 1.5 million square feet of office and warehouse space, and, while approximately 70% of the square footage is in the United States, we own or lease office and warehouse facilities in twelve countries in EMEA.

INSIGHT ENTERPRISES, INC.
Information about significant sales, distribution, services and administration facilities in use as of December 31, 2009 is summarized in the following table:

Operating Segment	Location	Primary Activities	Own or Lease
Headquarters	Tempe, Arizona, USA	Executive Offices, Sales and Administration	Own

North America	Tempe, Arizona, USA	Sales and Administration	Own
	Tempe, Arizona, USA	Sales and Administration	Lease
	Bloomingdale, Illinois, USA	Sales and Administration	Own
	Hanover Park, Illinois, USA	Services, Distribution and Administration	Lease
	Plano, Texas, USA	Sales and Administration	Lease
	Liberty Lake, Washington, USA	Sales and Administration	Lease
	Winnipeg, Manitoba, Canada	Sales and Administration	Lease
	Montreal, Quebec, Canada	Sales and Administration	Own
	Mississauga, Ontario, Canada	Sales and Administration	Lease
	Montreal, Quebec, Canada	Distribution	Lease

EMEA	Sheffield, United Kingdom	Sales and Administration	Own
	Sheffield, United Kingdom	Distribution	Lease
	Uxbridge, United Kingdom	Sales and Administration	Lease
	Munich, Germany	Sales and Administration	Lease
	Paris, France	Sales and Administration	Lease

APAC	Sydney, New South Wales, Australia	Sales and Administration	Lease
In addition to those listed above, we have leased sales offices in various cities across North America, EMEA and APAC. For additional information on operating leases, see Note 8 to the Consolidated Financial Statements in Part II, Item 8 of this report. These properties are not included in the table above. In March 2009, we vacated our former headquarters building located in Tempe, Arizona, which is owned by the Company but is currently unoccupied. We also have leased facilities in the United Kingdom that are no longer in use following our consolidation of office space. These properties are also not included in the table above. A portion of the administration facilities that we own in Tempe, Arizona included in the table above is currently leased to Direct Alliance Corporation, a discontinued operation that was sold to a third party in 2006. The parent company that bought Direct Alliance is the guarantor under the lease.
Item 3. Legal Proceedings
We are party to various legal proceedings arising in the ordinary course of business, including preference payment claims asserted in client bankruptcy proceedings, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, claims of alleged non-compliance with contract provisions and claims related to alleged violations of laws and regulations. For an additional discussion of certain risks associated with legal proceedings, see “Risk Factors - We are subject to stockholder litigation and regulatory proceedings related to the restatement of our consolidated financial statements,” in Part I, Item 1A of this report.
Beginning in March 2009, three purported class action lawsuits were filed in the U.S. District Court for the District of Arizona against us and certain of our current and former directors and officers on behalf of purchasers of our securities during the period April 22, 2004 to February 6, 2009. The plaintiffs in two of these lawsuits voluntarily dismissed their complaints in May and June 2009, and the court appointed a lead plaintiff and lead counsel on June 24, 2009. The plaintiff in the remaining action amended their class action complaint in September 2009. The amended complaint seeks unspecified damages and asserts claims under the federal securities laws relating to our February 9, 2009 announcement that we expected to restate our financial statements for the year ended December 31, 2007 and for the first three quarters of 2008 and that the restatement would include a material reduction of retained earnings. In addition to claims relating to our earlier restatement, the amended complaint also includes additional allegations regarding other purported accounting and revenue recognition issues during the class period. The amended complaint also contends that we issued false and misleading financial statements and issued misleading public statements about our results of operations, and it adds our independent registered public accounting firm as a defendant. All defendants have filed motions to dismiss the amended complaint, and oral argument on the motions to dismiss is currently calendared for March 2010. In June 2009, we were notified that three shareholder derivative lawsuits had been filed, two in the Superior Court in Maricopa County, Arizona (the “State derivative actions”) and one in the U.S. District Court for the

INSIGHT ENTERPRISES, INC.
District of Arizona (the “Federal derivative action”), by persons identifying themselves as Insight shareholders and purporting to act on behalf of Insight, naming Insight as a nominal defendant and current and former officers and directors as defendants. Initially, the three derivative action complaints, like the purported class action complaint, primarily arose out of our February 9, 2009 announcement. The two State derivative actions were consolidated into a single action, and the plaintiff filed an amended complaint on the consolidated action on October 30, 2009 that alleges breaches of fiduciary duties of loyalty and good faith, breach of fiduciary duties for insider selling and misappropriation of information, and unjust enrichment. In November 2009, the plaintiffs moved to appoint themselves as “lead plaintiffs,” their counsel as “lead counsel,” and their local counsel as “liaison counsel.” We opposed this motion as unnecessary. Also in November 2009, we moved to stay the State derivative actions pending the resolution of the Federal derivative action. The Court heard oral argument on both motions on February 18, 2010 and took both motions under advisement. The Federal derivative action was dismissed without prejudice, and the judge gave the plaintiff thirty days (through February 8, 2010) to file a second amended complaint. On February 8, 2010, the plaintiff filed the second amended complaint, which omitted claims arising from the February 9, 2009 announcement and instead focused primarily on our prior investigation of historical stock option granting practices. The amount of damages sought by the plaintiffs is not specified in the complaints. In July and September 2009, we received, from the plaintiff in the Federal derivative action, separate demands to inspect our books and records pursuant to Section 220 of the Delaware General Corporation Law, and we objected to both demands as improper. In November 2009, that same plaintiff also filed a lawsuit in the Court of Chancery of the State of Delaware seeking to compel the inspection of certain books and records. In January 2010, we filed a motion to dismiss that complaint, and oral argument on the motions to dismiss is currently calendared for March 2010. We have tendered a claim to our D&O liability insurance carriers, and our carriers have acknowledged their obligations under these policies subject to a reservation of rights.
Aside from the matters discussed above, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations or liquidity.
Item 4. Submission of Matters to a Vote of Security Holders
None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades under the symbol “NSIT” on The Nasdaq Global Select Market. The following table shows, for the calendar quarters indicated, the high and low sales price per share for our common stock as reported on the Nasdaq Global Select Market.

	Common Stock
	High Price	Low Price
Year 2009
Fourth Quarter	$14.00	$10.14
Third Quarter	12.43	8.44
Second Quarter	9.80	3.41
First Quarter	7.20	2.06
Year 2008
Fourth Quarter	$13.38	$3.40
Third Quarter	17.11	10.70
Second Quarter	18.20	11.00
First Quarter	19.00	15.49

INSIGHT ENTERPRISES, INC.
As of February 19, 2010, we had 45,973,309 shares of common stock outstanding held by approximately 100 stockholders of record. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by brokerage firms and clearing agencies.
We have never paid a cash dividend on our common stock. We currently intend to reinvest all of our earnings into our business and do not intend to pay any cash dividends in the foreseeable future. Our senior revolving credit facility contains restrictions on the payment of cash dividends.
Issuer Purchases of Equity Securities
Although we did not repurchase shares of our common stock during the year ended December 31, 2009, we have repurchased shares of our common stock in the past and may consider doing so again in the foreseeable future. Additional information about our prior and existing share repurchase programs can be found in Note 15 to the Consolidated Financial Statements in Part II, Item 8 of this report and is incorporated by reference herein.
Stock Price Performance Graph
Set forth below is a graph comparing the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq Stock Market U.S. Companies (Market Index) and the Nasdaq Retail Trade Stocks (Peer Index) for the period starting January 1, 2005 and ending December 31, 2009. The graph assumes that $100 was invested on January 1, 2005 in our common stock and in each of the two Nasdaq indices, and that, as to such indices, dividends were reinvested. We have not, since our inception, paid any cash dividends on our common stock. Historical stock price performance shown on the graph is not necessarily indicative of future price performance.

	Jan. 1,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2005	2005	2006	2007	2008	2009
Insight Enterprises, Inc. Common Stock (NSIT)	100.00	96.32	92.68	89.59	33.89	56.09

Nasdaq Stock Market U.S. Companies (Market Index)	100.00	102.13	112.19	121.68	58.64	84.28

Nasdaq Retail Trade Stocks (Peer Index)	100.00	100.95	110.24	100.31	69.99	97.21

INSIGHT ENTERPRISES, INC.
Item 6. Selected Financial Data
The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto in Part II, Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report. The selected consolidated financial data presented below under the captions “Consolidated Statements of Operations Data” and “Consolidated Balance Sheet Data” as of and for each of the years in the five-year period ended December 31, 2009 is derived, with respect to the years ended December 31, 2009, 2008, 2007 and 2006, from our audited consolidated financial statements, and, with respect to the year ended December 31, 2005 (as restated), from the selected financial data of the Company included in our Form 10-K for the year ended December 31, 2008. The consolidated financial statements as of December 31, 2009 and 2008, and for each of the years in the three-year period ended December 31, 2009, which have been audited by KPMG LLP, our independent registered public accounting firm, are included in Part II, Item 8 of this report.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Consolidated Statements of Operations Data (1)
Net sales	$4,136,905	$4,825,489	$4,805,474	$3,599,937	$2,920,135
Costs of goods sold	3,568,291	4,161,906	4,146,848	3,133,751	2,561,519

Gross profit	568,614	663,583	658,626	466,186	358,616
Operating expenses:
Selling and administrative expenses	502,102	561,987	542,322	376,722	281,934
Goodwill impairment	—	397,247	—	—	—
Severance and restructuring expenses	13,608	8,595	2,595	729	11,962
Reductions in liabilities assumed in a previous acquisition	—	—	—	—	(664)

Earnings (loss) from operations	52,904	(304,246)	113,709	88,735	65,384
Non-operating (income) expense:
Interest income	(424)	(2,387)	(2,078)	(4,355)	(3,394)
Interest expense	10,790	13,479	12,852	5,985	1,850
Net foreign currency exchange (gain) loss	(328)	9,629	(3,887)	(1,135)	72
Other expense, net	1,123	1,107	1,531	901	782

Earnings (loss) from continuing operations before income taxes	41,743	(326,074)	105,291	87,339	66,074
Income tax expense (benefit)	10,970	(86,347)	40,686	30,882	26,009

Net earnings (loss) from continuing operations	30,773	(239,727)	64,605	56,457	40,065
Earnings from discontinued operations, net of taxes (2)	2,801	—	4,151	13,084	8,975

Net earnings (loss) before cumulative effect of change in accounting principle	33,574	(239,727)	68,756	69,541	49,040
Cumulative effect of change in accounting principle, net of taxes (3)	—	—	—	—	(649)

Net earnings (loss)	$33,574	$(239,727)	$68,756	$69,541	$48,391

INSIGHT ENTERPRISES, INC.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Consolidated Statements of Operations Data (1)
Net earnings (loss) per share — Basic:
Net earnings (loss) from continuing operations	$0.67	$(5.15)	$1.32	$1.17	$0.83
Net earnings from discontinued operations (2)	0.06	—	0.08	0.27	0.18
Cumulative effect of change in accounting principle (3)	—	—	—	—	(0.01)

Net earnings (loss) per share	$0.73	$(5.15)	$1.40	$1.44	$1.00

Net earnings (loss) per share — Diluted:
Net earnings (loss) from continuing operations	$0.67	$(5.15)	$1.29	$1.15	$0.82
Net earnings from discontinued operations (2)	0.06	—	0.08	0.27	0.18
Cumulative effect of change in accounting principle (3)	—	—	—	—	(0.01)

Net earnings (loss) per share	$0.73	$(5.15)	$1.37	$1.42	$0.99

Shares used in per share calculations:
Basic	45,838	46,573	49,055	48,373	48,553

Diluted	46,271	46,573	50,120	49,006	49,057

	December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Consolidated Balance Sheet Data
Working capital (4)	$297,485	$318,867	$418,474	$383,483	$346,469
Total assets (4)	1,603,321	1,607,503	1,890,730	1,800,758	934,997
Short-term debt	875	—	15,000	30,000	66,309
Long-term debt	149,349	228,000	187,250	224,250	—
Stockholders’ equity	467,574	421,968	741,738	663,629	547,729
Cash dividends declared per common share	—	—	—	—	—

(1)	Our consolidated statements of operations data above includes results of the acquisitions from their dates of acquisition: MINX from July 10, 2008; Calence from April 1, 2008; and Software Spectrum from September 7, 2006.

(2)	Earnings from Discontinued Operations. During the year ended December 31, 2009, we recorded earnings from a discontinued operation of $4.5 million, $2.8 million net of tax, as a result of the favorable settlement on July 7, 2009 of an arbitrated claim related to the sale of Direct Alliance, a former subsidiary that was sold on June 30, 2006. The amount recognized was net of payments to holders of 1,997,500 exercised stock options of the former subsidiary and a broker success fee with respect to the settlement totaling $540,000. During the year ended December 31, 2007, we sold PC Wholesale, a division of our North American operating segment. During the year ended December 31, 2006, we sold Direct Alliance, a business process outsourcing provider in the U.S. Accordingly, we have accounted for these entities as discontinued operations and have reported their results of operations as discontinued operations in the Consolidated Statements of Operations. Included in earnings from discontinued operations for the years ended December 31, 2007 and 2006 are the gain on the sale of PC Wholesale of $5.6 million, $3.4 million net of taxes, and the gain on the sale of Direct Alliance of $14.9 million, $9.0 million net of taxes, respectively.

(3)	During 2005, we adopted a new accounting standard related to the accounting for conditional asset retirement obligations and recorded a non-cash cumulative effect of a change in accounting principle of $979,000 ($649,000 net of tax), representing cumulative amortization of leasehold improvements and accretion of long-term liabilities since inception dates of certain facility leases.
(4)	Certain balance sheet amounts as of December 31, 2007, 2006 and 2005 have been reclassified to conform to the presentation as of December 31, 2009. Such reclassifications had the effect of increasing working capital by $900,000, $500,000 and $400,000 as of December 31, 2007, 2006 and 2005, respectively. Such reclassifications had the effect of increasing total assets by $1.6 million, $708,000 and $1.7 million as of December 31, 2007, 2006 and 2005, respectively.

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
Our strategic vision is to be the trusted advisor to our clients, helping them enhance their business performance through innovative technology solutions. Our strategy is to grow profitable market share through the continued transformation of Insight into a complete IT solutions company, differentiating us in the marketplace and giving us a competitive advantage.
On a consolidated basis, for the year ended December 31, 2009, our net sales and resulting gross profit declined by 14%, while gross margin declined less than 10 basis points to 13.7%. Net sales for the year ended December 31, 2009 compared to the year ended December 31, 2008 declined 16% in North America, 12% in EMEA and 6% in APAC. We reported net earnings from continuing operations of $30.8 million and diluted net earnings from continuing operations per share of $0.67 for the year ended December 31, 2009. In 2009, we also reported net earnings from a discontinued operation of $2.8 million, net of tax, or $0.06 per share, as a result of the favorable settlement on July 7, 2009 of an arbitrated claim related to the sale of Direct Alliance, a former subsidiary that was sold on June 30, 2006. In 2008, we reported a net loss from continuing operations of $239.7 million and a diluted net loss from continuing operations per share of $5.15 for the year, primarily as a result of a $276.7 million, net of tax, goodwill impairment charge taken in the prior year. Net earnings from continuing operations for the year ended December 31, 2007 and diluted net earnings from continuing operations per share were $64.6 million and $1.29, respectively.
The results of operations for the year ended December 31, 2009 include the effect of the following items:
•	severance and restructuring expenses of $13.6 million, $8.8 million net of tax;
•	professional fees and costs associated with the trade credits restatement remediation and related litigation of $8.3 million, $5.1 million net of tax, and interest expense related to our anticipated unclaimed property settlement under two state programs of $2.0 million, $1.2 million net of tax;
•	a non-cash charge related to the termination of an equity incentive compensation plan of $5.5 million, $3.5 million net of tax;
•	a tax benefit of $3.3 million related to a recapitalization of one of our foreign subsidiaries and the true-up of certain foreign tax assets;
•	a $1.5 million tax benefit from the true-up of foreign tax credits after filing the Company’s 2008 U.S. federal tax return and the recognition of certain tax benefits from the settlement of audits; and
•	a tax charge related to the remeasurement of certain deferred tax assets of $600,000.
The results of operations for the year ended December 31, 2008 include the effect of the following items:
•	goodwill impairment charge of $397.2 million, $276.7 million net of tax;
•	foreign currency losses of $9.6 million, $6.6 million net of tax;
•	severance and restructuring expenses of $8.6 million, $5.7 million net of tax; and
•	foreign tax credit impairment of $8.7 million.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
The results of operations for the year ended December 31, 2007 include the following items:
•	expenses of $13.0 million, $7.9 million net of tax, for professional fees and costs associated with our stock option review;
•	gain on sale of a discontinued operation of $5.6 million, $3.4 million net of tax;
•	foreign currency gains of $3.9 million, $2.5 million net of tax; and
•	severance and restructuring expenses of $2.6 million, $1.5 million net of tax.
Net of tax amounts referenced above were computed using the effective tax rate for the taxing jurisdictions in the operating segment in which the related expense was recorded. The majority of the 2008 goodwill impairment charges in EMEA and APAC were non-deductible and therefore had no tax effect.
On July 10, 2008, we acquired MINX Limited (“MINX”), a United Kingdom-based networking services company with annual net sales of approximately $25.0 million, for a cash purchase price of approximately $1.5 million and the assumption of approximately $3.9 million of existing debt. Founded in 2002, MINX is a network integrator with Cisco Gold Partner accreditation in the United Kingdom. We believe this acquisition has significantly enhanced our capabilities in the sale, implementation and management of network infrastructure services and solutions in our EMEA operating segment and complements our April 1, 2008 acquisition of Calence in our North America operating segment.
On April 1, 2008, we completed the acquisition of Calence, LLC (“Calence”), one of the nation’s largest independent technology solutions providers specializing in Cisco networking solutions, advanced communications and managed services, for a cash purchase price of $125.0 million plus a working capital adjustment of approximately $3.6 million. During the year ended December 31, 2009 and 2008, we recorded an additional $14.6 million and $9.8 million, respectively, of purchase price consideration and $1.2 million and $532,000, respectively, of accrued interest thereon as a result of Calence achieving certain performance targets during each year. Such amounts were recorded as additional goodwill. See discussion relating to goodwill in Note 3 to the Consolidated Financial Statements in Part II, Item 8 of this report. We also assumed Calence’s existing debt totaling approximately $7.3 million, of which $7.1 million was repaid by us at closing in 2008.
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
We consider the following to be our critical accounting estimates used in the preparation of our Consolidated Financial Statements:
Sales Recognition
Sales are recognized when title and risk of loss are passed to the client, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Our usual sales terms are F.O.B. shipping point or equivalent, at which time title and risk of loss have passed to the client. However, because we either (i) have a general practice of covering client losses while products are in transit despite title and risk of loss contractually transferring at the point of shipment or (ii) have specifically stated F.O.B. destination contractual terms with the client, delivery is not deemed to have occurred until the point in time when the product is received by the client.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
We make provisions for estimated product returns that we expect to occur under our return policy based upon historical return rates. Our manufacturers warrant most of the products we market, and it is our policy to request that clients return their defective products directly to the manufacturer for warranty service. On selected products, and for selected client service reasons, we may accept returns directly from the client and then either credit the client or ship a replacement product. We generally offer a limited 15- to 30-day return policy for unopened products and certain opened products, which are consistent with manufacturers’ terms; however, for some products we may charge the client restocking fees. Products returned opened are processed and returned to the manufacturer or partner for repair, replacement or credit to us. We resell most unopened products returned to us. Products that cannot be returned to the manufacturer for warranty processing, but are in working condition, are sold to inventory liquidators, to end users as “previously sold” or “used” products, or through other channels to reduce our losses from returned products.
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
From time to time, the sale of hardware and software products may also include the provision of services and the associated contracts contain multiple elements or non-standard terms and conditions. Sales of services currently represent a small percentage of our net sales, and a significant amount of services that are performed in conjunction with hardware and software sales are completed in our facilities prior to shipment of the product. In these circumstances, net sales for the hardware, software and services are recognized upon delivery. Net sales of services that are performed at client locations are often service-only contracts and are recorded as sales when the services are performed and completed. If the service is performed at a client location in conjunction with a hardware, software or other services sale, we recognize net sales for delivered items only when all of the following criteria are satisfied:
•	the delivered item(s) has value to the client on a stand-alone basis;
•	there is objective and reliable evidence of the fair value of the undelivered item(s); and
•	if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in our control.
We sell certain third-party service contracts and software assurance or subscription products for which we are not the primary obligor. These sales do not meet the criteria for gross sales recognition, and thus are recorded on a net sales recognition basis. As we enter into contracts with third-party service providers or vendors, we evaluate whether the subsequent sales of such services should be recorded as gross sales or net sales. We determine whether we act as a principal in the transaction and assume the risks and rewards of ownership or if we are simply acting as an agent or broker. Under gross sales recognition, the entire selling price is recorded in sales and our cost to the third-party service provider or vendor is recorded in costs of goods sold. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to sales, resulting in net sales equal to the gross profit on the transaction, and there are no costs of goods sold.
Additionally, we sell certain professional services contracts on a fixed fee basis. Revenues for fixed fee professional services contracts are recognized based on the ratio of costs incurred to total estimated costs. Net sales for these service contracts are not a significant portion of our consolidated net sales.
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
Stock-Based Compensation
We recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation expense for those shares expected to vest over the requisite service period of the award. Starting in 2006, we elected to primarily issue service-based and performance-based restricted stock units (“RSUs”). The number of RSUs ultimately awarded under performance-based RSUs varies based on whether we achieve certain financial results. We record compensation expense each period based on our estimate of the most probable number of RSUs that will be issued under the grants of performance-based RSUs. For any stock options awarded, modifications to previous awards or awards of RSUs that are tied to specified market conditions, we use option pricing models or lattice (binomial) models to determine fair value of the awards.
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
See Note 11 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of stock-based compensation.
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
Valuation of Long-Lived Assets Including Purchased Intangible Assets and Goodwill
We review property, plant and equipment and purchased intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. If such events or changes in circumstances indicate a possible impairment, our asset impairment review assesses the recoverability of the assets based on the estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) and compares that value to the carrying value. Such impairment test is based on the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the carrying value exceeds the fair value, an impairment loss is recognized for the difference. This approach uses our estimates of future market growth, forecasted net sales and costs, expected periods the assets will be utilized, and appropriate discount rates.
We perform an annual review in the fourth quarter of every year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of our recorded goodwill is impaired. We continually assess whether any indicators of impairment exist, which requires a significant amount of judgment. Events or circumstances that could trigger an impairment review include a significant adverse change in legal factors or in the business climate, unanticipated competition, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, significant declines in our stock price for a sustained period or significant underperformance relative to expected historical or projected future cash flows or results of operations. Any adverse change in these factors, among others, could have a significant effect on the recoverability of goodwill and could have a material effect on our consolidated financial statements.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
The goodwill impairment test is performed at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a “component”). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. When two or more components of an operating segment have similar economic characteristics, the components may be aggregated and deemed a single reporting unit. An operating segment shall be deemed to be a reporting unit if all of its components are similar, if none of its components is a reporting unit, or if the segment comprises only a single component. Insight has three reporting units, which are equivalent to our operating segments.
The goodwill impairment test is a two step analysis. In testing for a potential impairment of goodwill, we first compare the estimated fair value of each reporting unit in which the goodwill resides to its book value, including goodwill. Management must apply judgment in determining the estimated fair value of our reporting units. Multiple valuation techniques can be used to assess the fair value of the reporting unit, including the market and income approaches. All of these techniques include the use of estimates and assumptions that are inherently uncertain. Changes in these estimates and assumptions could materially affect the determination of fair value or goodwill impairment, or both. These estimates and assumptions primarily include, but are not limited to, an appropriate control premium in excess of the market capitalization of the Company, future market growth, forecasted sales and costs and appropriate discount rates. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. Management evaluates the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of the reporting units. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. To ensure the reasonableness of the estimated fair values of our reporting units, we perform a reconciliation of our total market capitalization to the estimated fair value of the all of our reporting units.
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
See further information on the carrying value of goodwill and the impairment charges recorded in 2008 in Note 3 to the Consolidated Financial Statements in Part II, Item 8 of this report.
Severance and Restructuring Activities
We have taken, and may continue to take, severance and restructuring actions which require us to utilize significant estimates related primarily to employee termination benefits, estimated costs to terminate leases or remaining lease commitments on unused facilities, net of estimated subleases. Should the actual amounts differ from our estimates, adjustments to severance and restructuring expenses in subsequent periods would be necessary. A detailed description of our severance, restructuring and acquisition integration activities and remaining accruals for these activities at December 31, 2009 can be found in Note 9 to the Consolidated Financial Statements in Part II, Item 8 of this report.
Income Taxes
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
We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider past operating results, future market growth, forecasted earnings, historical and projected taxable income, the mix of earnings in the jurisdictions in which we operate, prudent and feasible tax planning strategies and statutory tax law changes in determining the need for a valuation allowance. If we were to determine that it is more likely than not that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, the previously provided valuation allowance would be reversed. Effective January 1, 2009, any change in a valuation allowance established in purchase accounting will be a benefit to, or charge against, earnings. Additional information about the valuation allowance can be found in Note 10 to the Consolidated Financial Statements in Part II, Item 8 of this report.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Contingencies
From time to time, we are subject to potential claims and assessments from third parties. We are also subject to various governmental, client and vendor audits. We continually assess whether or not such claims have merit and warrant accrual if it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where appropriate, we accrue estimates of anticipated liabilities in the consolidated financial statements. Such estimates are subject to change and may affect our results of operations and our cash flows. Additional information about contingencies can be found in Note 16 to the Consolidated Financial Statements in Part II, Item 8 of this report.
RESULTS OF OPERATIONS
The following table sets forth for the periods presented certain financial data as a percentage of net sales for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Costs of goods sold	86.3	86.2	86.3

Gross profit	13.7	13.8	13.7
Operating expenses:
Selling and administrative expenses	12.1	11.7	11.3
Goodwill impairment	—	8.2	—
Severance and restructuring expenses	0.3	0.2	—

Earnings (loss) from operations	1.3	(6.3)	2.4
Non-operating expense, net	0.3	0.5	0.2

Earnings (loss) from continuing operations before income taxes	1.0	(6.8)	2.2
Income tax expense (benefit)	0.3	(1.8)	0.9

Net earnings (loss) from continuing operations	0.7	(5.0)	1.3
Earnings from discontinued operations, net of taxes	0.1	—	0.1

Net earnings (loss)	0.8%	(5.0%)	1.4%

Throughout this “Results of Operations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we refer to changes in net sales, gross profit and selling and administrative expenses in EMEA and APAC excluding the effects of foreign currency movements. In computing these change amounts and percentages, we compare the current year amount as translated into U.S. dollars under the applicable accounting standards to the prior year amount in local currency translated into U.S. dollars utilizing the average translation rate for the current year.
2009 Compared to 2008
Net Sales. Net sales for the year ended December 31, 2009 decreased 14% to $4.1 billion compared to the year ended December 31, 2008. Our net sales by operating segment for the years ended December 31, 2009 and 2008 were as follows (dollars in thousands):

	2009	2008	% Change
North America	$2,840,786	$3,362,544	(16%)
EMEA	1,151,749	1,309,365	(12%)
APAC	144,370	153,580	(6%)

Consolidated	$4,136,905	$4,825,489	(14%)

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Net sales in North America decreased $521.8 million or 16% for the year ended December 31, 2009 compared to the year ended December 31, 2008, reflecting the effects of the challenging economic climate during 2009. Hardware and software net sales in North America for the year ended December 31, 2009 decreased 21% and 13%, respectively, while net sales from services increased 26% year over year. The decline in software sales year over year primarily relates to program changes with our largest software partner. The increase in services net sales is primarily due to several large professional services engagements during the year ended December 31, 2009, particularly a large professional services engagement that spanned the last three quarters of the year. We continued to increase the mix of services as a percentage of our net sales, which increased from 6% of net sales to 8% of net sales year over year.
Net sales in EMEA decreased $157.6 million or 12% for the year ended December 31, 2009 compared to the year ended December 31, 2008. Excluding the effects of foreign currency movements, net sales in EMEA decreased only $24.7 million or 2% year over year. In U.S. dollars, the negative year over year comparison resulted from a 16% decline in hardware net sales and a 10% decline in software net sales, partially offset by an increase in services, which grew 14% year over year. These results reflect the challenging global IT demand environment as well as the previously announced changes in programs with our largest software partner. The year over year improvement in sales of services primarily resulted from the contribution of MINX Limited (a networking solutions provider), acquired in July 2008.
Our APAC segment recognized net sales of $144.4 million for the year ended December 31, 2009, a decrease of $9.2 million or 6%, compared to the year ended December 31, 2008, primarily as a result of the previously announced changes in programs with our largest software partner, offset by increased public sector spending in Australia. Excluding the effects of foreign currency movements, net sales in APAC decreased by $5.3 million or 4% year over year.
Net sales by category for North America, EMEA and APAC were as follows for the years ended December 31, 2009 and 2008:

	North America		EMEA		APAC
	Years Ended December 31,		Years Ended December 31,		Years Ended December 31,
Sales Mix	2009	2008	2009	2008	2009	2008
Hardware	60%	63%	34%	35%	1%	—
Software	32%	31%	65%	64%	98%	100%
Services	8%	6%	1%	1%	1%	—

	100%	100%	100%	100%	100%	100%

Currently, our offerings in North America and the United Kingdom include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and select software-related services.
Gross Profit. Gross profit decreased 14% to $568.6 million for the year ended December 31, 2009 compared to the year ended December 31, 2008, with a 10 basis point decrease in gross margin. Our gross profit and gross profit as a percent of net sales by operating segment for the years ended December 31, 2009 and 2008 were as follows (dollars in thousands):

		% of Net		% of Net
	2009	Sales	2008	Sales
North America	$389,717	13.7%	$449,186	13.4%
EMEA	159,109	13.8%	190,673	14.6%
APAC	19,788	13.7%	23,724	15.4%

Consolidated	$568,614	13.7%	$663,583	13.8%

North America’s gross profit declined by $59.5 million or 13% for the year ended December 31, 2009 compared to the year ended December 31, 2008, but as a percentage of net sales, gross margin increased 30 basis points year over year, primarily due to higher margins in the services category. Gross profit on services net sales contributed 87 basis points to the increase in margin year over year, reflecting the several large professional services engagements during the year ended December 31, 2009 discussed above, and gross profit generated by freight contributed 9 basis points to the increase in margin year over year. In addition, the extinguishment of $3.5 million of certain restatement-related trade credits during the year ended December 31, 2009, through negotiated settlement or other legal release of the recorded liabilities, contributed 12 basis points to the increase in margin. These increases were offset partially by decreases in agency fees for enterprise software agreement renewals of 34 basis points and market pricing pressures which have driven decreases in product margin, which includes partner funding, of 45 basis points.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
EMEA’s gross profit decreased for the year ended December 31, 2009 by $31.6 million or 17% compared to the year ended December 31, 2008. Excluding the effects of foreign currency movements, gross profit was down $11.8 million or 7% compared to the prior year. As a percentage of net sales, gross profit decreased by 80 basis points from 2008 to 2009 due primarily to decreases in product margin, which includes partner funding, of 46 basis points, a decrease in supplier discounts of 17 basis points and a decrease in agency fees for enterprise software agreement renewals of 11 basis points. These results reflect a change in client mix, which now includes more public sector sales at lower margins, and the effects of partner program changes.
APAC’s gross profit decreased for the year ended December 31, 2009 by $3.9 million or 17% compared to the year ended December 31, 2008. Excluding the effects of foreign currency movements, gross profit was down $2.9 million or 13% compared to the prior year. As a percentage of net sales, gross profit decreased 170 basis points from 2008 to 2009 due primarily to lower margin on public sector sales and a decrease in agency fees for enterprise software agreement renewals.
Operating Expenses.
Selling and Administrative Expenses. Selling and administrative expenses decreased $59.9 million or 11% in the year ended December 31, 2009 compared to the year ended December 31, 2008 due primarily to the benefits of aggressive expense management and cost reduction actions taken throughout 2009. Selling and administrative expenses increased 50 basis points as a percentage of net sales for the year ended December 31, 2009 compared to the year ended December 31, 2008. Selling and administrative expenses as a percent of net sales by operating segment for the years ended December 31, 2009 and 2008 were as follows (dollars in thousands):

		% of Net		% of Net
	2009	Sales	2008	Sales
North America	$346,306	12.2%	$391,629	11.6%
EMEA	140,380	12.2%	152,617	11.7%
APAC	15,416	10.7%	17,741	11.6%

Consolidated	$502,102	12.1%	$561,987	11.6%

North America’s selling and administrative expenses decreased $45.3 million or 12% for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease in selling and administrative expenses is primarily attributable to the realization of the effects of cost reduction initiatives we have implemented over the past year, and, to a lesser extent, the effect of lower variable costs. Salaries, sales incentives and benefits accounted for approximately $40.9 million of the decrease, with an additional $5.1 million decline in travel and entertainment and a $3.3 million decline in marketing expenses.
Offsetting the effect of the cost reduction initiatives on North America’s selling and administrative expenses are the following:
•	Approximately $12.4 million of selling and administrative expenses associated with Calence, are reflected in the three months ended March 31, 2009 with no comparable expenses in the three months ended March 31, 2008, as Calence was acquired on April 1, 2008;
•	Professional fees and costs for the year ended December 31, 2009 of $8.3 million associated with the trade credits restatement remediation and related litigation;
•	Non-cash stock-based compensation expense of $4.1 million associated with the termination of the long-term incentive award for our former Chief Executive Officer and the former President of our North America operating segment discussed in Note 11 to our Consolidated Financial Statements in Part II, Item 8 of this report; and
•	An increase in bad debt expense of $3.0 million primarily associated with the specific identification of a single significant account for which we determined during the fourth quarter of 2009 that collection was doubtful.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
EMEA’s selling and administrative expenses decreased $12.2 million or 8% for the year ended December 31, 2009 compared to the year ended December 31, 2008. Excluding the effects of foreign currency movements, selling and administrative expenses increased $4.1 million or 3% year over year. The increase in selling and administrative expenses is primarily attributable to salaries and wages and employee-related expenses, which increased due to increases in sales employee headcount, sales incentive programs and recruitment costs. Selling and administrative expenses in 2009 include a non-cash stock-based compensation expense of $1.4 million associated with the termination of the long-term incentive award for our former Chief Executive Officer and the President of our EMEA operating segment discussed in Note 11 to our Consolidated Financial Statements in Part II, Item 8 of this report.
APAC’s selling and administrative expenses decreased $2.3 million or 13% for the year ended December 31, 2009 compared to the year ended December 31, 2008. Excluding the effects of foreign currency movements, selling and administrative expenses decreased $1.2 million or 7% year over year.
Goodwill Impairment. During the year ended December 31, 2009, we recorded goodwill of $15.8 million for additional purchase price consideration and the related accrued interest thereon as a result of Calence, acquired April 1, 2008, achieving certain performance targets. The results of our annual assessment of goodwill during the fourth quarter of 2009 indicated that this goodwill was not impaired. See Note 3 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of goodwill.
Severance and Restructuring Expenses. During the year ended December 31, 2009, North America, EMEA and APAC recorded severance expense of $10.3 million, $3.0 million and $302,000, respectively, related to the departure of Insight’s former President and Chief Executive Officer and ongoing restructuring efforts to reduce operating expenses. An adjustment of $708,000 was recorded as a reduction of severance and restructuring expenses recorded during the year ended December 31, 2009 and the related lease accrual in EMEA due to a change in estimate of the costs of exiting the related leased facilities upon negotiation of the final settlement with the landlord. The leases expired in October 2009. During the year ended December 31, 2008, North America, EMEA and APAC recorded severance expense of $4.6 million, $3.9 million and $39,000, respectively, related to restructuring efforts. See Note 9 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of severance and restructuring activities.
Non-Operating (Income) Expense.
Interest Income. Interest income for the years ended December 31, 2009 and 2008 was generated through short-term investments. The decrease in interest income year over year is primarily due to decreases in interest rates.
Interest Expense. Interest expense primarily relates to borrowings under our financing facilities and capital lease obligation and imputed interest under our inventory financing facility. In 2009, we also accrued $2.0 million for interest expense related to our anticipated unclaimed property settlement under two state programs in 2010. Imputed interest was $1.8 million for the year ended December 31, 2009. The decrease in interest expense for the year ended December 31, 2009 compared to the year ended December 31, 2008 is due primarily to lower interest rates and decreases in the weighted average borrowings outstanding as we have been successful in our cash management initiatives and have used excess cash to pay down our debt balances.
Net Foreign Currency Exchange Gains/Losses. These gains/losses result from foreign currency transactions, including the period-end remeasurement of intercompany balances that are not considered long-term in nature. The change from net foreign currency exchange losses in the prior year to a modest gain in the current year is due primarily to less volatility in the applicable exchange rates and the effects of our use of foreign exchange forward contracts in 2009 to hedge certain non-functional currency assets and liabilities against changes in exchange rate movements.
Other Expense, Net. Other expense, net, consists primarily of bank fees associated with our cash management activities.
Income Tax Expense. Our income tax expense from continuing operations for the year ended December 31, 2009 was $11.0 million compared to an income tax benefit from continuing operations of $86.3 million for the year ended December 31, 2008. The change from a benefit in 2008 to expense in 2009 was primarily the result of the impairment charge related to deductible goodwill during 2008 that resulted in a pre-tax loss from continuing operations for the year ended December 31, 2008. In addition, our 2009 effective tax rate of 26.3% was less than the federal statutory rate of 35.0% primarily due to the recapitalization of one of our foreign subsidiaries and the true-up of certain foreign tax assets. See Note 10 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of income tax expense.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Earnings from Discontinued Operations. During the year ended December 31, 2009, we recorded earnings from a discontinued operation of $4.5 million, $2.8 million net of tax, as a result of the favorable settlement on July 7, 2009 of an arbitrated claim related to the 2006 sale of a former subsidiary. The amount recognized was net of payments to holders of approximately 2.0 million exercised stock options of the former subsidiary and a broker success fee with respect to the settlement totaling $540,000. See Note 19 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion.
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
Our APAC segment recognized net sales of $153.6 million for the year ended December 31, 2008, an increase of $45.8 million or 42%, compared to the year ended December 31, 2007 as the segment benefited from the hiring of incremental experienced software sales and support teammates early in 2008.
Net sales by category for North America, EMEA and APAC were as follows for the years ended December 31, 2008 and 2007:

	North America		EMEA		APAC
	Years Ended December 31,		Years Ended December 31,		Years Ended December 31,
Sales Mix	2008	2007	2008	2007	2008	2007
Hardware	63%	65%	35%	37%	—	—
Software	31%	32%	64%	62%	100%	100%
Services	6%	3%	1%	1%	—	—

	100%	100%	100%	100%	100%	100%

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

North America’s gross profit decreased 3% for the year ended December 31, 2008 compared to the year ended December 31, 2007. As a percentage of net sales, gross profit decreased 40 basis points year over year primarily due to decreases in agency fees for enterprise software agreement renewals of 35 basis points, market pricing pressures which have driven decreases in product margin, which includes partner funding, of 28 basis points, and a 25 basis point decline attributable to decreases in margin generated by freight due to a decrease in hardware sales and increased transportation costs that we were not able to pass on to clients in full. These decreases were offset partially by a 62 basis point improvement in gross margin resulting from increased sales of higher margin services, primarily from our acquisition of Calence.
EMEA’s gross profit increased for the year ended December 31, 2008 by 9% compared to the year ended December 31, 2007. As a percentage of net sales, gross profit increased by 150 basis points from 2007 to 2008 due primarily to increases in product margin, which includes partner funding, of approximately 80 basis points and an increase in agency fees for enterprise software agreement renewals of approximately 70 basis points. More specifically, the improvement in partner funding includes an increase in amounts earned under rebate programs with hardware distributors as well as some publishers other than Microsoft.
APAC’s gross profit increased for the year ended December 31, 2008 by $3.0 million or 15% compared to the year ended December 31, 2007 with the increase in net sales in the segment. As a percentage of net sales, gross profit decreased 380 basis points from 2007 to 2008 due primarily to a decrease in agency fees for enterprise software agreement renewals and lower margin on public sector sales.
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
Goodwill Impairment. We recorded a non-cash goodwill impairment charge during the year ended December 31, 2008 of $397.2 million, which represented the entire goodwill balance recorded in all three of our operating segments as of December 31, 2008. The goodwill impairment charge in North America in the second quarter of 2008 was a result of the deteriorating economic environment, particularly its effect on our legacy hardware business, which contributed to lower than expected net sales and caused management to reassess our expectations about future domestic market growth. By the fourth quarter of 2008, the effects of the global recession were negatively affecting our results of operations in all of our operating segments, indicating a need for management to again reassess projections of future domestic and foreign market growth, leading to the incremental goodwill impairment charge in the fourth quarter of 2008 in all three of our operating segments. See Note 3 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of goodwill.
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
Interest Expense. Interest expense for the years ended December 31, 2008 and 2007 primarily relates to borrowings under our financing facilities. Interest expense remained relatively flat from 2007 to 2008 as a result of the increase in the weighted average borrowings outstanding subsequent to the acquisition of Calence, offset by decreases in interest rates on the refinanced debt in 2008. In conjunction with our refinancing of our existing term loan and revolving credit facility on April 1, 2008 (discussed in Note 6 to the Consolidated Financial Statements in Part II, Item 8 if this report), we recorded a loss on debt extinguishment of $591,000 in the second quarter of 2008 to write off a portion of our deferred financing fees to interest expense.
Net Foreign Currency Exchange Gains/Losses. These gains/losses result from foreign currency transactions, including the period end remeasurement of intercompany balances that are not considered long-term in nature. The net foreign currency exchange loss in 2008 is due primarily to increases in the volume of software licenses sold in various foreign currencies and procured in U.S. dollars, changes in intercompany balances of our foreign subsidiaries and the volatility of the related foreign currency exchange rates, specifically the Canadian dollar, the Euro and the British Pound Sterling.
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
Liquidity and Capital Resources
The following table sets forth for the periods presented certain consolidated cash flow information for the years ended December 31, 2009, 2008 and 2007 (dollars in thousands):

	2009	2008	2007
Net cash provided by operating activities	$122,674	$141,746	$76,788
Net cash used in investing activities	(36,420)	(153,813)	(7,645)
Net cash (used in) provided by financing activities	(70,269)	12,904	(76,982)
Foreign currency exchange effect on cash flow	2,906	(8,380)	9,860

Increase (decrease) in cash and cash equivalents	18,891	(7,543)	2,021
Cash and cash equivalents at beginning of year	49,175	56,718	54,697

Cash and cash equivalents at end of year	$68,066	$49,175	$56,718

Cash and Cash Flow
Our primary uses of cash during 2009 were to fund working capital requirements and capital expenditures, to pay down debt and to fund the first two payments, in April and November 2009, of the additional purchase price consideration and accrued interest thereon as a result of Calence achieving certain performance targets subsequent to the acquisition. Operating activities provided $122.7 million in cash, a 13% decrease from the year ended December 31, 2008. Our operating cash flows enabled us to reduce our long-term debt under our revolving credit facilities by $81.0 million and fund the $21.7 million of additional purchase price consideration to the former owners of Calence, while still increasing cash and cash equivalent balances by $18.9 million since December 31, 2008. Capital expenditures were $14.7 million for the year, a 45% decrease from 2008 due primarily to the completion of our IT systems upgrade project in North America in late 2008. Additionally, 2009 benefited from a $2.9 million positive effect of foreign currency exchange rates on cash flow while 2008 was burdened by an $8.4 million negative effect of foreign currency exchange rates on cash flow.
During the year ended December 31, 2009, we recorded earnings from a discontinued operation of $4.5 million, $2.8 million net of tax, as a result of the favorable settlement on July 7, 2009 of an arbitrated claim related to the 2006 sale of Direct Alliance, a former subsidiary that was sold on June 30, 2006. Since this amount had been deferred as of the original sale date in 2006, the settlement in 2009 resulted in no cash flows to Insight related to the recognition of the non-cash gain.
We sold PC Wholesale in March 2007 and have presented it as a discontinued operation in our 2007 Statement of Operations. Excluding net earnings, amounts related to the discontinued operation have not been removed from the 2007 Statement of Cash Flows because the effect is immaterial.
Net cash provided by operating activities. Cash flows from operating activities for the year ended December 31, 2009 reflect our net earnings, adjusted for depreciation, amortization, non-cash stock-based compensation expense, write-downs of inventories, the provision for losses on accounts receivable, the non-cash gain from the Direct Alliance arbitrated claim and deferred income taxes. Also contributing to the cash flows from operating activities were increases in deferred revenue and decreases in accounts receivable. The decreases in accounts receivable reflect the decrease in net sales compared to the prior year as well as our focus on cash management. These increases in operating cash flows were partially offset by decreases in accounts payable in the normal course of business. Cash flows from operating activities for the year ended December 31, 2008 resulted primarily from our net loss before the non-cash goodwill impairment charge, including the resulting increase in deferred tax assets associated with the goodwill impairment charge, and before depreciation and amortization. Also contributing to the cash flows from operating activities were decreases in accounts receivable and other current assets, partially offset by decreases in accounts payable in the normal course of business. Cash flows from operations for the year ended December 31, 2007 resulted primarily from our net earnings before depreciation and amortization and an increase in accounts payable. These increases in operating cash flows were partially offset by a significant increase in accounts receivable. The increase in accounts payable can be primarily attributed to an increase in net sales, and the related costs of goods sold. The higher accounts receivable balance at December 31, 2007 compared to December 31, 2006 can be primarily attributed to an increase in net sales as well as to a slowdown in collections in our North American and EMEA operations due to internal collection productivity issues and slower customer payments.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Our consolidated cash flow operating metrics as of December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	78	79	76
Days inventory outstanding (excluding inventories not available for sale) (b)	8	10	9
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	63	62	53

(a)	Calculated as the balance of accounts receivable, net at the end of the period divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 92 days.

(b)	Calculated as average inventories divided by daily costs of goods sold. Average inventories is calculated as the sum of the balances of inventories at the beginning of the period plus inventories at the end of the period divided by two. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 92 days.

(c)	Calculated as the balances of accounts payable, which includes the inventory financing facility, at the end of the period divided by daily costs of goods sold. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 92 days.
DSOs decreased slightly for the quarter ended December 31, 2009 compared to the quarter ended December 31, 2008. In North America, reductions in past due accounts receivable balances as a percent of total accounts receivable were offset by the effects of a higher percentage of accounts receivable subject to longer payment terms, resulting in fairly flat performance. These results were offset by a reduction in DSOs in our EMEA and APAC segments due primarily to the timing of sales and collections occurring earlier in the quarter compared to the prior year period. Days inventory outstanding decreased from year to year as we realized the benefits of our focus in 2009 on improving our purchasing efficiency. DPOs increased slightly during the fourth quarter of 2009 reflecting the expanded use of our inventory financing facility in the 2009 quarter compared to the same quarter in 2008.
The increase in DSOs from the quarter ended December 31, 2007 to the quarter ended December 31, 2008 resulted from the increase in the proportion of consolidated net sales in our foreign operations, which have generally longer payment terms. The increase in DPOs from the quarter ended December 31, 2007 to the quarter ended December 31, 2008 is driven primarily by enhanced management of working capital, including the establishment of a new inventory financing facility, which provides for interest free inventory purchases as long as the accounts payable are paid within extended stated vendor terms (ranging from 30 to 60 days). These operating metrics include the effect of the Calence acquisition in higher accounts receivable and accounts payable balances at December 31, 2008 compared to December 31, 2007.
We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms granted to our clients in order to take advantage of supplier discounts. We intend to use cash generated in 2010 in excess of working capital needs to pay down our outstanding debt balances and support our capital expenditures for the year. Also, we expect to complete our work to gain compliance under state unclaimed property programs in early 2010 and as a result, we expect to make cash payments to settle trade credit liabilities of approximately $20.0 to $22.0 million in 2010.
Net cash used in investing activities. Capital expenditures of $14.7 million, $26.6 million and $36.3 million for the years ended December 31, 2009, 2008 and 2007, respectively, primarily related to investments to upgrade our IT systems. Capital expenditures during 2009 primarily related to expenditures to upgrade our IT systems in EMEA. We expect total capital expenditures in 2010 to be between $25.0 million and $30.0 million, primarily for the IT systems upgrade in our EMEA operations and other facility and technology related maintenance and upgrade projects.
During the year ended December 31, 2009, we made payments totaling $21.7 million to the former owners of Calence for additional purchase price consideration and the related accrued interest thereon as a result of Calence achieving certain performance targets during 2008 and 2009. During the year ended December 31, 2008, we made a payment of $900,000 to resolve certain post-closing contingencies related to the sale of a discontinued operation. During the year ended December 31, 2007, we received net proceeds of $28.6 million from the sale of a discontinued operation.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Net cash provided by (used in) financing activities. During the year ended December 31, 2009, we made net repayments on our debt facilities that reduced our outstanding debt balances under our revolving credit facility by $81.0 million. As of December 31, 2009, the only current portion of our long-term debt relates to our new capital lease obligation for certain IT equipment. During the year ended December 31, 2009, we had a net increase in our obligations under our inventory financing facility of $13.4 million, which is included in accounts payable. During the year ended December 31, 2008, we increased our outstanding debt by $25.8 million and subsequent to the acquisition of Calence on April 1, 2008, had a net increase in our obligations under our new inventory financing facility of $48.9 million. These positive cash flows in 2008 were partially offset by the funding of $50.0 million of repurchases of our common stock and the repayment of $11.0 million of debt assumed in the acquisitions of Calence and MINX during 2008. During the year ended December 31, 2007, we reduced our outstanding debt by $52.0 million and funded repurchases of $50.0 million of our common stock. These uses of cash were partially offset by $24.5 million of proceeds from sales of common stock under employee stock plans.
As of December 31, 2009, our long-term debt balance consisted of $147.0 million outstanding under our $300.0 million senior revolving credit facility. Our objective is to pay our debt balances down as quickly as possible while retaining adequate cash balances to meet overall business objectives.
The one-year term of our $150.0 million accounts receivable securitization financing facility (“the ABS facility”) expires on July 23, 2010. We currently anticipate that we will be able to renew the ABS facility prior to its maturity. No amounts were outstanding under the ABS facility as of December 31, 2009, and as such, we had no current debt on our balance sheet as of December 31, 2009 other than the current portion of our capital lease obligation of $875,000. We utilize the ABS facility primarily to meet short-term, seasonal spikes in our working capital needs and expect that we will continue using the facility to meet those needs in 2010. The most significant seasonal spike occurs in July of each year as a result of payments due to our largest supplier for purchases occurring primarily in June. We believe that the current availability under our ABS facility along with capacity under our senior revolving credit facility will be sufficient to fund the anticipated seasonal spike in cash needs. As our operations generate cash, we are typically able to begin paying down debt within a few days of the seasonal spike. If we were unable to renew our ABS facility in 2010, we believe that cash flows from operations and extending payment terms with key partners by foregoing early pay discounts, together with the funds available under our existing long-term senior revolving credit facility, will be adequate to support our anticipated working capital requirements for operations over the next twelve months. Additionally, we may be able to support our working capital needs by negotiating extended payment terms with our largest supplier and exercising our option to expand the size of our senior revolving credit facility, however, this expansion would likely result in significantly higher costs for the facility compared to the favorable rates in effect today.
Our borrowing capacity under our ABS facility is limited by the value and quality of the accounts receivable under the facility. On July 24, 2009, we amended our ABS facility, which was to have expired on September 17, 2009, to, among other changes, (i) add software receivables from the legacy Software Spectrum business as eligible receivables under the facility, (ii) reduce our eligible receivables under the facility to reflect our accounts receivable related trade credit liabilities as well as certain other accounts receivable related to sales where revenue recognition from the sale has been deferred, (iii) establish a new 364-day term ending July 23, 2010 and (iv) increase the variable interest rate by approximately 75 basis points for funds provided under the ABS facility, calculated as the specified Pooled Commercial Paper Rate, as defined in the ABS facility, plus 2.25%. The $150.0 million maximum borrowing capacity and the maximum leverage, minimum fixed charge and minimum asset coverage ratio financial covenant requirements under the ABS facility were not modified as part of the amendment. While the ABS facility has a stated maximum amount, the actual availability under the facility is limited by the quantity and quality of the underlying accounts receivable, which reduced the maximum borrowing capacity from $150.0 million to $97.7 million as of December 31, 2009.
Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our senior revolving credit facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings (loss) plus (i) interest expense, less non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization, (iv) non-cash goodwill impairment and (v) non-cash stock-based compensation (referred to herein as “adjusted earnings”). The maximum leverage ratio permitted under the agreements is 2.75 times trailing twelve-month adjusted earnings. We anticipate that we will be in compliance with our maximum leverage ratio requirements over the next four quarters. However, a significant drop in adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter, to a level that would be below the Company’s consolidated maximum debt capacity. As a result of this limitation, of the $450.0 million of aggregate maximum debt capacity available under our senior revolving credit facility and our ABS facility, the Company’s debt balance that could have been outstanding as of December 31, 2009 was limited to $286.3 million based on 2.75 times the Company’s trailing twelve-month adjusted earnings. Our debt balance as of December 31, 2009 was only $150.2 million, including our capital lease obligation, well below the quarter-end limitation.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
We anticipate that cash flows from operations, together with the funds available under our financing facilities will be adequate to support our presently anticipated cash and working capital requirements for operations over the next 12 months.
Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the U.S. For foreign entities not treated as branches for U.S. tax purposes, we do not provide for U.S. income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. As of December 31, 2009, we had approximately $57.5 million in cash and cash equivalents in certain of our foreign subsidiaries where we consider undistributed earnings for these foreign subsidiaries to be permanently reinvested. As part of our working capital management strategy, we used our excess cash balances in the United States to pay down debt as of December 31, 2009. As of December 31, 2009, the majority of our foreign cash resides in Canada, Australia, the United Kingdom and the Netherlands. Certain of these cash balances could and will be remitted to the U.S. by paying down intercompany payables generated in the ordinary course of business. This repayment would not change our policy to indefinitely reinvest earnings of its foreign subsidiaries. The undistributed earnings of foreign subsidiaries that are deemed to be indefinitely invested outside of the U.S. were approximately $24.3 million at December 31, 2009. Undistributed earnings will be used for general business purposes in the foreign jurisdictions as well as to fund our EMEA IT system, various facility upgrades and the hardware expansion to non-UK EMEA countries.
On November 13, 2007, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock through September 30, 2008. During the year ended December 31, 2008, we purchased 3.5 million shares of our common stock on the open market at an average price of $14.31 per share, which represented the full amount authorized under the repurchase program. All shares repurchased were retired. We did not repurchase any of our common stock during 2009.
See Note 6 to the Consolidated Financial Statements in Part II, Item 8 of this report for a description of our financing facilities, including terms and covenants, amounts outstanding, amounts available and weighted average borrowings and interest rates during the year.
Off-Balance Sheet Arrangements
We have entered into off-balance sheet arrangements, which include guaranties and indemnifications. The guaranties and indemnifications are discussed in Note 16 to the Consolidated Financial Statements in Part II, Item 8 of this report. We believe that none of our off-balance sheet arrangements have, or are reasonably likely to have, a material current or future effect on our financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Contractual Obligations for Continuing Operations
At December 31, 2009, our contractual obligations for continuing operations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Long-term debt (a)	$147,000	$—	$—	$147,000	$—
Capital lease obligations	3,351	935	1,870	546	—
Inventory financing facility (b)	94,282	94,282	—	—	—
Operating lease obligations	56,014	13,941	20,545	16,401	5,127
Severance and restructuring obligations (c)	3,466	3,466	—	—	—
Other contractual obligations (d)	32,079	7,163	15,597	4,981	4,338

Total	$336,192	$119,787	$38,012	$168,928	$9,465

(a)	Amounts included in our contractual obligations table above reflect the $147.0 million outstanding at December 31, 2009 under our senior revolving credit facility as due in April 2013, the date at which the facility matures. See further discussion in Note 6 to the Consolidated Financial Statements in Part II, Item 8 of this report.

(b)	See further discussion in Note 6 to the Consolidated Financial Statements in Part II, Item 8 of this report. As of December 31, 2009, $94.3 million was included in accounts payable related to this facility and has been included in our contractual obligations table above as being due within the 30- to 60-day stated vendor terms.

(c)	As a result of approved severance and restructuring plans, we expect future cash expenditures related to employee termination benefits and facilities based costs. See further discussion in Note 9 to the Consolidated Financial Statements in Part II, Item 8 of this report.

(d)	The table above includes:
I.	Estimated interest payments of $3.8 million in each of the next three years and $1.0 million in the first three months of 2013, based on the current debt balance of $147.0 million at December 31, 2009 under the senior revolving credit facility, multiplied by the weighted average interest rate for the year ended December 31, 2009 of 2.6% per annum.

II.	Amounts totaling $5.7 million over the next four years to the Valley of the Sun Bowl Foundation for sponsorship of the Insight Bowl and $6.6 million over the next six years for advertising and marketing events with the Arizona Cardinals NFL team at the University of Phoenix stadium. See further discussion in Note 16 to the Consolidated Financial Statements in Part II, Item 8 of this report.

III.	We estimate that we will owe $7.4 million in future years in connection with the obligations to perform asset-retirement activities that are conditional on a future event.
The table above excludes $5.9 million of unrecognized tax benefits as we are unable to reasonably estimate the ultimate amount or timing of settlement. See further discussion in Note 10 to the Consolidated Financial Statements in Part II, Item 8 of this report.
Although we set purchase targets with our partners tied to the amount of supplier reimbursements we receive, we have no material contractual purchase obligations.
Acquisitions
Our strategy may include the possible acquisition of or investments in other businesses to expand or complement our operations. The magnitude, timing and nature of any future acquisitions or investments will depend on a number of factors, including the availability of suitable candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. Financing for future transactions would result in the utilization of cash, incurrence of additional debt, issuance of stock or some combination of the three.
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
2010 Perspective
We expect that diluted earnings per share from continuing operations for the full year of 2010 will be between $0.95 and $1.05. This outlook reflects the following:
•	continued uncertainty in the economy and our view that market demand will improve gradually throughout 2010;
•	the full-year effect of partner program changes that were effective beginning in the second quarter of 2009;
•	a decline in the sales of services in 2010 due to the completion of a significant services engagement in 2009 that is not currently expected to be replaced fully in 2010; and
•	an effective tax rate of approximately 36% — 39% for 2010 compared to 26% in 2009.
This outlook does not include the effect of any severance and restructuring expenses, or expenses associated with the restatement remediation or ongoing related litigation.

INSIGHT ENTERPRISES, INC.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We have interest rate exposure arising from our financing facilities, which have variable interest rates. These variable interest rates are affected by changes in short-term interest rates. We currently do not hedge our interest rate exposure.
We do not believe that the effect of reasonably possible near-term changes in interest rates will be material to our financial position, results of operations and cash flows. Our financing facilities expose net earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. We had $147.0 million outstanding under our senior revolving credit facility and no amounts outstanding under our accounts receivable securitization financing facility at December 31, 2009. The interest rates attributable to the borrowings under out senior revolving credit facility and the accounts receivable securitization financing facility were 1.65% and 2.62%, respectively, per annum at December 31, 2009. The change in annual net earnings from continuing operations, pretax, resulting from a hypothetical 10% increase or decrease in the highest applicable interest rate would approximate $243,000.
Foreign Currency Exchange Risk
We use the U.S. dollar as our reporting currency. The functional currencies of our significant foreign subsidiaries are generally the local currencies. Accordingly, assets and liabilities of the subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet dates. Income and expense items are translated at the average exchange rate for each month within the year. Translation adjustments are recorded directly in other comprehensive income as a separate component of stockholders’ equity. Net foreign currency transaction gains/losses, including transaction gains/losses on intercompany balances that are not of a long-term investment nature, are reported as a separate component of non-operating (income) expense, net in our consolidated statements of operations. We also maintain cash accounts denominated in currencies other than the functional currency which expose us to foreign exchange rate movements. Remeasurement of these cash balances results in gains/losses that are also reported as a separate component of non-operating (income) expense.
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
The Company generally enters into forward contracts with maturities of three months or less. The derivatives entered into during 2009 were not designated as hedges. The following derivative contracts were entered into during the year ended December 31, 2009, and remained open and outstanding at December 31, 2009. All U.S. dollar and foreign currency amounts (Euros, Canadian Dollars and British Pounds) are presented in thousands.

	Buy	Buy	Buy
Foreign Currency	EURO	CAD	GBP
Foreign Amount	10,000	5,000	2,000
Exchange Rate	1.4262	1.0410	1.5942
USD Equivalent	$14,262	$4,803	$3,188
Maturity Date	January 6, 2010	January 11, 2010	January 6, 2010
The Company does not enter into derivative contracts for speculative or trading purposes. The fair value of all forward contracts at December 31, 2009 was $105,000.

INSIGHT ENTERPRISES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Item 8. Financial Statements and Supplementary Data

Page

Reports of Independent Registered Public Accounting Firm	43

Consolidated Balance Sheets — December 31, 2009 and 2008	45

Consolidated Statements of Operations — For each of the years in the three-year period ended December 31, 2009	46

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) — For each of the years in the three-year period ended December 31, 2009	47

Consolidated Statements of Cash Flows — For each of the years in the three-year period ended December 31, 2009	48

Notes to Consolidated Financial Statements	49

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Insight Enterprises, Inc.:
We have audited the accompanying consolidated balance sheets of Insight Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insight Enterprises, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
As discussed in note 1 to the consolidated financial statements, the Company has elected to change its method of accounting for book overdrafts from financing activities to operating activities in the consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2009.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Insight Enterprises, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Phoenix, Arizona
February 24, 2010

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Insight Enterprises, Inc.:
We have audited Insight Enterprises, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Insight Enterprises, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A (a), Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Insight Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Insight Enterprises, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 24, 2010 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Phoenix, Arizona
February 24, 2010

INSIGHT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$68,066	$49,175
Accounts receivable, net	998,770	995,737
Inventories	82,380	103,130
Inventories not available for sale	43,036	30,507
Deferred income taxes	35,750	40,075
Other current assets	32,318	31,647

Total current assets	1,260,320	1,250,271

Property and equipment, net	150,103	157,334
Goodwill	15,829	—
Intangible assets, net	82,483	93,400
Deferred income taxes	78,489	89,757
Other assets	16,097	16,741

	$1,603,321	$1,607,503

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$695,549	$680,151
Accrued expenses and other current liabilities	212,276	211,483
Current portion of long-term debt	875	—
Deferred revenue	54,135	39,770

Total current liabilities	962,835	931,404

Long-term debt	149,349	228,000
Deferred income taxes	3,054	2,291
Other liabilities	20,509	23,840

	1,135,747	1,185,535

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 45,956 and 45,595 shares issued and outstanding in 2009 and 2008, respectively	460	456
Additional paid-in capital	372,021	371,664
Retained earnings	73,864	40,290
Accumulated other comprehensive income — foreign currency translation adjustments	21,229	9,558

Total stockholders’ equity	467,574	421,968

	$1,603,321	$1,607,503

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007
Net sales	$4,136,905	$4,825,489	$4,805,474
Costs of goods sold	3,568,291	4,161,906	4,146,848

Gross profit	568,614	663,583	658,626
Operating expenses:
Selling and administrative expenses	502,102	561,987	542,322
Goodwill impairment	—	397,247	—
Severance and restructuring expenses	13,608	8,595	2,595

Earnings (loss) from operations	52,904	(304,246)	113,709
Non-operating (income) expense:
Interest income	(424)	(2,387)	(2,078)
Interest expense	10,790	13,479	12,852
Net foreign currency exchange (gain) loss	(328)	9,629	(3,887)
Other expense, net	1,123	1,107	1,531

Earnings (loss) from continuing operations before income taxes	41,743	(326,074)	105,291
Income tax expense (benefit)	10,970	(86,347)	40,686

Net earnings (loss) from continuing operations	30,773	(239,727)	64,605
Earnings from discontinued operations, net of taxes of $1,659 and $1,719, respectively, in 2009 and 2007 and including a gain on sale in 2007	2,801	—	4,151

Net earnings (loss)	$33,574	$(239,727)	$68,756

Net earnings (loss) per share — Basic:
Net earnings (loss) from continuing operations	$0.67	$(5.15)	$1.32
Net earnings from discontinued operations	0.06	—	0.08

Net earnings (loss) per share	$0.73	$(5.15)	$1.40

Net earnings (loss) per share — Diluted:
Net earnings (loss) from continuing operations	$0.67	$(5.15)	$1.29
Net earnings from discontinued operations	0.06	—	0.08

Net earnings (loss) per share	$0.73	$(5.15)	$1.37

Shares used in per share calculations:
Basic	45,838	46,573	49,055

Diluted	46,271	46,573	50,120

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Income	Earnings	Equity
Balances at December 31, 2006	48,868	$489	—	$—	$366,163	$28,802	$268,175	$663,629
Issuance of common stock under employee stock plans	1,546	15	—	—	24,506	—	—	24,521
Stock-based compensation expense	—	—	—	—	14,083	—	—	14,083
Tax benefit from employee gains on stock-based compensation	—	—	—	—	1,791	—	—	1,791
Repurchase of treasury stock	—	—	(1,956)	(50,000)	—	—	—	(50,000)
Retirement of treasury stock	(1,956)	(19)	1,956	50,000	(15,163)	—	(34,818)	—
Comprehensive income:
Foreign currency translation adjustment, net of tax	—	—	—	—	—	18,958	—	18,958
Net earnings	—	—	—	—	—	—	68,756	68,756

Total comprehensive income								87,714

Balances at December 31, 2007	48,458	485	—	—	391,380	47,760	302,113	741,738
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	631	6	—	—	2,905	—	—	2,911
Stock-based compensation expense	—	—	—	—	7,985	—	—	7,985
Tax shortfall from stock-based compensation	—	—	—	—	(2,737)	—	—	(2,737)
Repurchase of treasury stock	—	—	(3,494)	(50,000)	—	—	—	(50,000)
Retirement of treasury stock	(3,494)	(35)	3,494	50,000	(27,869)	—	(22,096)	—
Comprehensive loss:
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(38,202)	—	(38,202)
Net loss	—	—	—	—	—	—	(239,727)	(239,727)

Total comprehensive loss								(277,929)

Balances at December 31, 2008	45,595	456	—	—	371,664	9,558	40,290	421,968
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	361	4	—	—	(695)	—	—	(691)
Stock-based compensation expense	—	—	—	—	7,764	—	—	7,764
Tax shortfall from stock-based compensation	—	—	—	—	(6,712)	—	—	(6,712)
Comprehensive loss:
Foreign currency translation adjustment, net of tax	—	—	—	—	—	11,671	—	11,671
Net earnings	—	—	—	—	—	—	33,574	33,574

Total comprehensive income								45,245

Balances at December 31, 2009	45,956	$460	—	$—	$372,021	$21,229	$73,864	$467,574

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net earnings (loss) from continuing operations	$30,773	$(239,727)	$64,605
Plus: net earnings from discontinued operations	2,801	—	4,151

Net earnings (loss)	33,574	(239,727)	68,756
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Goodwill impairment	—	397,247	—
Depreciation and amortization	41,163	41,239	34,663
Provision for losses on accounts receivable	7,377	3,452	2,646
Write-downs of inventories	7,444	7,614	6,900
Non-cash stock-based compensation	7,764	7,985	14,083
Non-cash gain from arbitrated claim, net of tax	(2,801)	—	—
Gain on sale of discontinued operations	—	—	(5,587)
Excess tax benefit from employee gains on stock-based compensation	—	(111)	(497)
Deferred income taxes	8,214	(108,088)	(4,224)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	10,981	45,463	(70,508)
Decrease (increase) in inventories	1,813	(11,901)	326
Decrease in other current assets	1,461	9,632	4,159
Decrease (increase) in other assets	2,743	9,085	(454)
(Decrease) increase in accounts payable	(15,207)	(22,318)	8,267
Increase (decrease) in deferred revenue	16,806	(7,506)	1,502
Increase in accrued expenses and other liabilities	1,342	9,680	16,756

Net cash provided by operating activities	122,674	141,746	76,788

Cash flows from investing activities:
Acquisition of Calence, net of cash acquired	(21,713)	(124,671)	—
Acquisition of MINX, net of cash acquired	—	(1,595)	—
Proceeds from sale of discontinued operations, net of direct expenses	—	(900)	28,631
Purchases of property and equipment	(14,707)	(26,647)	(36,276)

Net cash used in investing activities	(36,420)	(153,813)	(7,645)

Cash flows from financing activities:
Borrowings on senior revolving credit facility	1,043,373	989,606	—
Repayments on senior revolving credit facility	(1,124,373)	(761,606)	—
Borrowings on accounts receivable securitization financing facility	165,000	466,874	682,000
Repayments on accounts receivable securitization financing facility	(165,000)	(612,874)	(704,000)
Repayments on term loan	—	(56,250)	(15,000)
Payments on capital lease obligation	(324)	—	—
Net borrowings under inventory financing facility	13,378	48,889	—
Net repayments on line of credit	—	—	(15,000)
Repayments on debt assumed in Calence and MINX acquisitions	—	(10,978)	—
Payment of deferred financing fees	(1,632)	(3,779)	—
Proceeds from sales of common stock under employee stock plans	—	5,031	24,521
Excess tax benefit from employee gains on stock-based compensation	—	111	497
Payment of payroll taxes on stock-based compensation through shares withheld	(691)	(2,120)	—
Repurchases of common stock	—	(50,000)	(50,000)

Net cash (used in) provided by financing activities	(70,269)	12,904	(76,982)

Foreign currency exchange effect on cash flows	2,906	(8,380)	9,860

Increase (decrease) in cash and cash equivalents	18,891	(7,543)	2,021
Cash and cash equivalents at beginning of year	49,175	56,718	54,697

Cash and cash equivalents at end of year	$68,066	$49,175	$56,718

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$5,207	$12,328	$12,834

Cash paid during the year for income taxes	$4,101	$34,420	$39,622

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
Acquisitions and Dispositions
On July 10, 2008, we acquired MINX Limited (“MINX”), a United Kingdom-based networking services company for an initial cash purchase price of approximately $1,500,000 and the assumption of approximately $3,900,000 of existing debt. Founded in 2002, MINX was a network integrator with Cisco Gold Partner accreditation in the United Kingdom.
On April 1, 2008, we completed the acquisition of Calence, LLC (“Calence”), one of the nation’s largest independent technology service providers specializing in Cisco networking solutions, unified communications and managed services, for a cash purchase price of $125,000,000 plus working capital adjustments of $3,649,000. During the years ended December 31, 2009 and 2008, we recorded an additional $14,587,000 and $9,830,000, respectively, of purchase price consideration and $1,242,000 and $532,000, respectively, of accrued interest thereon as a result of Calence achieving certain performance targets during the year. Such amounts were recorded as additional goodwill (see Note 3). We also assumed Calence’s existing debt totaling approximately $7,311,000, of which $7,100,000 was repaid by us at closing. The Calence acquisition was funded, in part, using borrowings under our senior revolving credit facility.
On March 1, 2007, we completed the sale of PC Wholesale, a division of our North America operating segment. As a result of the disposition, PC Wholesale’s results of operations for 2007 are classified as a discontinued operation. See further information in Note 19.
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
Inventories not available for sale relate to product sales transactions in which we are warehousing the product and will be deploying the product to clients’ designated locations subsequent to period-end. Additionally, we may perform services on a portion of the product prior to shipment to our clients and will be paid a fee for doing so. Although the product contracts are non-cancelable with customary credit terms beginning the date the inventories are segregated in our warehouse and invoiced to the client and the warranty periods begin on the date of invoice, these transactions do not meet the sales recognition criteria under GAAP. Therefore, we do not record sales and the inventories are classified as “inventories not available for sale” on our consolidated balance sheet until the product is delivered. If clients remit payment before we deliver product to them, we record the payments received as “deferred revenue” on our consolidated balance sheet until such time as the product is delivered.
Property and Equipment
We record property and equipment at cost. We capitalize major improvements and betterments, while maintenance, repairs and minor replacements are expensed as incurred. Depreciation or amortization is provided using the straight-line method over the following estimated economic lives of the assets:

Estimated Economic Life
Leasehold improvements	Shorter of underlying lease term or asset life
Furniture and fixtures	2 - 7 years
Equipment	3 - 5 years
Software	3 - 10 years
Buildings	29 years
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Goodwill
Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired. We perform an annual review in the fourth quarter of every year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of recorded goodwill is impaired. The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. See additional discussion of the impairment review process and impairments recorded in 2008 at Note 3.
Intangible Assets
We amortize intangible assets acquired in the acquisitions of MINX, Calence and Software Spectrum using the straight-line method over the following estimated economic lives of the intangible assets from the date of acquisition:

Estimated Economic Life
Customer relationships	8 - 11 years
Acquired technology related assets	5 years
Backlog	10 months - 5 years
Non-compete agreements	1 - 2 years
Trade names	< 1 year
We regularly perform reviews to determine if facts and circumstances exist which indicate that the useful lives of our long-lived assets are shorter than originally estimated or the carrying amount of these assets may not be recoverable. When an indication exists that the carrying amount of long-lived assets may not be recoverable, we assess the recoverability of our assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Such impairment test is based on the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Impairment, if any, is based on the excess of the carrying amount over the estimated fair value of those assets.
Book Overdrafts
Book overdrafts represent the amount by which outstanding checks issued, but not yet presented to our banks for disbursement, exceed balances on deposit in applicable bank accounts and a legal right of offset with our positive cash balances in other financial institution accounts does not exist. Our book overdrafts, which are not directly linked to a credit facility or other bank overdraft arrangement, do not result in an actual bank financing, but rather constitute normal unpaid trade payables at the end of a reporting period. These amounts are included within our accounts payable balance in our consolidated balance sheets. The changes in these book overdrafts are included as a component of cash flows from operating activities in our consolidated statements of cash flows.
Trade Credits
Trade credit liabilities arise from aged unclaimed credit memos, duplicate payments, payments for returned product or overpayments made to us by our clients, and, to a lesser extent, from goods received by us from a supplier for which we were never invoiced. Trade credit liabilities are included in accrued expenses and other current liabilities in our consolidated balance sheet. We derecognize the liability if and only if it has been extinguished, upon either (1) our payment of the liability to relieve our obligation or (2) our legal release from the related obligation. During the year ended December 31, 2009, $3,866,000 was recorded as a reduction of costs of goods sold as result of the negotiated settlement or other legal release of trade credits.
Self Insurance
We are self-insured in the U.S. for medical insurance up to certain annual stop-loss limits and workers’ compensation claims up to certain deductible limits. We establish reserves for claims, both reported and incurred but not reported, using currently available information as well as our historical claims experience. As of December 31, 2009, we have $700,000 on deposit with our claims administrator which acts as security for our future payment obligations under our workers’ compensation program.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Foreign Currencies
We use the U.S. dollar as our reporting currency. The functional currencies of our significant foreign subsidiaries are generally the local currencies. Accordingly, assets and liabilities of the subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet dates. Income and expense items are translated at the average exchange rate for each month within the year. The resulting translation adjustments are recorded directly in accumulated other comprehensive income as a separate component of stockholders’ equity. Net foreign currency transaction gains/losses, including transaction gains/losses on intercompany balances that are not of a long-term investment nature and non-functional currency cash balances, are reported as a separate component of non-operating (income) expense in our consolidated statements of operations.
Derivative Financial Instruments
We enter into forward foreign exchange contracts to mitigate the risk of non-functional currency monetary assets and liabilities on our consolidated financial statements. These forward contracts are not designated as hedge instruments. The fair value of all derivative assets and liabilities are recorded gross in the other current assets and other current liabilities section of the balance sheet. Gains/losses are recorded net in non-operating (income) expense.
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
Sales Recognition
Sales are recognized when title and risk of loss are passed to the client, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Usual sales terms are F.O.B. shipping point or equivalent, at which time title and risk of loss have passed to the client. However, because we either (i) have a general practice of covering client losses while products are in transit despite title and risk of loss contractually transferring at the point of shipment or (ii) have specifically stated F.O.B. destination contractual terms with the client, delivery is not deemed to have occurred until the point in time when the product is received by the client.
We make provisions for estimated product returns that we expect to occur under our return policy based upon historical return rates. Our manufacturers warrant most of the products we market, and it is our policy to request that clients return their defective products directly to the manufacturer for warranty service. On selected products, and for selected client service reasons, we may accept returns directly from the client and then either credit the client or ship a replacement product. We generally offer a limited 15- to 30-day return policy for unopened products and certain opened products, which are consistent with manufacturers’ terms; however, for some products we may charge restocking fees. Products returned opened are processed and returned to the manufacturer or partner for repair, replacement or credit to us. We resell most unopened products returned to us. Products that cannot be returned to the manufacturer for warranty processing, but are in working condition, are sold to inventory liquidators, to end users as “previously sold” or “used” products, or through other channels to reduce our losses from returned products.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
From time to time, the sale of hardware and software products may also include the provision of services and the associated contracts contain multiple elements or non-standard terms and conditions. Sales of services currently represent a small percentage of our net sales. Net sales of services that are performed at client locations are often service-only contracts and are recorded as sales when the services are performed and completed. If the service is performed at a client location in conjunction with a hardware, software or other services sale, we recognize net sales for delivered items only when all of the following criteria are satisfied:
•	the delivered item(s) has value to the client on a stand-alone basis;
•	there is objective and reliable evidence of the fair value of the undelivered item(s); and
•	if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in our control.
We sell certain third-party service contracts and software assurance or subscription products for which we are not the primary obligor. These sales do not meet the criteria for gross sales recognition, and thus are recorded on a net sales recognition basis. As we enter into contracts with third-party service providers or vendors, we evaluate whether the subsequent sales of such services should be recorded as gross sales or net sales. We determine whether we act as a principal in the transaction and assume the risks and rewards of ownership or if we are simply acting as an agent or broker. Under gross sales recognition, the entire selling price is recorded in sales and our cost to the third-party service provider or vendor is recorded in costs of goods sold. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to sales, resulting in net sales equal to the gross profit on the transaction, and there are no costs of goods sold.
Additionally, we sell certain professional services contracts on a fixed fee basis. Revenues for fixed fee professional services contracts are recognized based on the ratio of costs incurred to total estimated costs. Net sales for these service contracts are not a significant portion of our consolidated net sales.
Costs of Goods Sold
Costs of goods sold include product costs, direct costs incurred associated with delivering services, outbound and inbound freight costs and provisions for inventory reserves. These costs are reduced by provisions for supplier discounts and certain payments and credits received from partners, as described under “Partner Funding” below.
Selling and Administrative Expenses
Selling and administrative expenses include salaries and wages, bonuses and incentives, stock-based compensation expense, employee-related expenses, facility-related expenses, marketing and advertising expense, reduced by certain payments and credits received from partners related to shared marketing expense programs, as described under “Partner Funding” below, depreciation of property and equipment, professional fees, amortization of intangible assets, provisions for losses on accounts receivable and other operating expenses.
Partner Funding
We receive payments and credits from partners, including consideration pursuant to volume sales incentive programs, volume purchase incentive programs and shared marketing expense programs. Partner funding received pursuant to volume sales incentive programs is recognized as a reduction to costs of goods sold. Partner funding received pursuant to volume purchase incentive programs is allocated to inventories based on the applicable incentives from each partner and is recorded in cost of goods sold as the inventory is sold. Partner funding received pursuant to shared marketing expense programs is recorded as a reduction of the related selling and administrative expenses in the period the program takes place only if the consideration represents a reimbursement of specific, incremental, identifiable costs. Consideration that exceeds the specific, incremental, identifiable costs is classified as a reduction of costs of goods sold. The amount of partner funding recorded as a reduction of selling and administrative expenses totaled $19,755,000, $21,523,000 and $17,876,000 for the years ended December 31, 2009, 2008 and 2007, respectively.
Concentrations of Risk
Credit Risk
Although we are affected by the international economic climate, management does not believe material credit risk concentration existed at December 31, 2009. We monitor our clients’ financial condition and do not require collateral. No single client accounted for more than 3% of our consolidated net sales in 2009.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Supplier Risk
Purchases from Microsoft (a software publisher) and Ingram Micro (a distributor) accounted for approximately 24% and 12%, respectively, of our aggregate purchases in 2009. No other partner accounted for more than 10% of purchases in 2009. Our top five partners as a group for 2009 were Microsoft, Ingram Micro, HP (a manufacturer), Cisco (a manufacturer) and Tech Data (a distributor), and approximately 60% of our total purchases during 2009 came from this group of partners. Although brand names and individual products are important to our business, we believe that competitive sources of supply are available in substantially all of our product categories such that, with the exception of Microsoft, we are not dependent on any single partner for sourcing products.
Advertising Costs
Advertising costs are expensed as they are incurred. Advertising expense of $21,751,000, $26,447,000 and $26,661,000 was recorded for the years ended December 31, 2009, 2008 and 2007, respectively. These amounts were partially offset by partner funding received pursuant to shared marketing expense programs recorded as a reduction of selling and administrative expenses, as discussed above.
Stock-Based Compensation
Stock-based compensation is measured based on the fair value of the award on the date of grant and the corresponding expense is recognized over the period during which an employee is required to provide service in exchange for the reward. Stock-based compensation expense is classified in the same line item of the consolidated statements of operations as other payroll-related expenses specific to the employee. Compensation expense related to service-based RSUs is recognized on a straight-line basis over the requisite service period for the entire award. Compensation expense related to performance-based RSUs is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards (i.e., a graded vesting basis).
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
Net Earnings (Loss) From Continuing Operations Per Share (“EPS”)
Basic EPS is computed by dividing net earnings (loss) from continuing operations available to common stockholders by the weighted-average number of common shares outstanding during each year. Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, restricted stock awards and restricted stock units. For periods with a net loss from continuing operations, no potential common shares are included in the diluted EPS computations because they would result in an antidilutive effect on the per share amount. A reconciliation of the denominators of the basic and diluted EPS calculations follows (in thousands, except per share data):

	Years Ended December 31,
	2009	2008	2007
Numerator:
Net earnings (loss) from continuing operations	$30,773	$(239,727)	$64,605

Denominator:
Weighted-average shares used to compute basic EPS	45,838	46,573	49,055
Potential dilutive common shares due to dilutive stock options and restricted stock awards and units	433	—	1,065

Weighted-average shares used to compute diluted EPS	46,271	46,573	50,120

Net earnings (loss) from continuing operations per share:
Basic	$0.67	$(5.15)	$1.32

Diluted	$0.67	$(5.15)	$1.29

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following weighted-average outstanding stock options during the years ended December 31, 2009, 2008 and 2007 were not included in the diluted EPS calculations because the exercise prices of these options were greater than the average market price of our common stock during the respective periods (in thousands):

	Years Ended December 31,
	2009	2008	2007
Weighted-average outstanding stock options having no dilutive effect	1,554	—	615

No potential common shares were included in the diluted EPS computation for the year ended December 31, 2008 because of the net loss from continuing operations for the year, which would result in an antidilutive effect on the per share amount.
Reclassifications
We reclassified certain current asset and current liability amounts in the accompanying consolidated balance sheet as of December 31, 2008 to conform to the presentation as of December 31, 2009. Such reclassifications were required to conform presentation among all of our subsidiaries. Such reclassifications had no effect on previously reported net earnings (loss) or operating cash flow amounts. The following table summarizes the effect of the reclassifications on the previously reported balance sheet line items as of December 31, 2008 (in thousands):

	As Previously
	Reported	Reclassifications	As Reclassified
Accounts receivable, net	$990,026	$5,711	$995,737
Other current assets	37,495	(5,848)	31,647

Total current assets		$(137)

Accounts payable	$720,833	$(40,682)	$680,151
Accrued expenses and other current liabilities	175,769	35,714	211,483
Deferred revenue	36,339	3,431	39,770

Total current liabilities		(1,537)
Other liabilities	22,440	1,400	23,840

Total liabilities		$(137)

We revised the classification of the net decrease in book overdrafts of $3,693,000 and $23,216,000 for the years ended December 31, 2008 and 2007, respectively, from a financing activity to an operating activity in our consolidated statements of cash flows. We concluded this classification is preferable as our book overdrafts, which are not directly linked to a credit facility or other bank overdraft arrangement, do not result in an actual bank financing, but rather constitute normal unpaid trade payables at the end of a reporting period. The revision in classification had no effect on our consolidated balance sheet or reported net earnings in any period.
Recently Issued Accounting Standards
Effective January 1, 2009, we adopted the provisions of Accounting Standards Codification (“ASC”) 805, “Business Combinations,” previously Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations,” ASC 350, “Intangibles — Goodwill and Other,” previously FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” and ASC 815, “Derivatives and Hedging,” previously SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement 133.” Other than the additional disclosures required by ASC 815 (see Note 12), the adoption of this accounting guidance had no effect on our financial statements.
Effective June 30, 2009, we adopted the provisions of ASC 855, “Subsequent Events,” previously SFAS No. 165 (revised 2007), “Subsequent Events.” Other than the additional disclosures required by ASC 855 (see Note 21), the adoption of this accounting guidance had no effect on our financial statements.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In September 2009, the FASB issued EITF Issue No. 08-1 “Revenue Arrangements with Multiple Deliverables.” EITF No. 08-1 amends ASC 605 “Revenue Recognition — Multiple-Element Arrangements,” previously EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” to eliminate the requirement that all undelivered elements have objective and reliable evidence of their fair value before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of objective and reliable evidence of the standalone selling price for one or more delivered or undelivered elements in a multiple element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are based on objective and reliable evidence or the entity’s estimated selling price. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of EITF 08-1. Additionally, the new guidance will require entities to disclose more information about their multiple element revenue arrangements. Adoption of this amendment to ASC 605 is required for revenue arrangements entered into or materially modified during the Company’s fiscal year beginning January 1, 2011. Early adoption is permitted. We are in the process of determining the effect that the adoption of this accounting guidance will have on our consolidated financial statements and related disclosures.
In September 2009, the FASB issued EITF Issue No. 09-3 “Certain Revenue Arrangements That Include Software Elements.” EITF 09-3 amends ASC 985 “Software,” previously AICPA Statement of Position No. 97-2, “Software Revenue Recognition” and its related interpretive guidance, to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. Adoption of this amendment to ASC 985 is also required for revenue arrangements entered into or materially modified during the Company’s fiscal year beginning January 1, 2011. Early adoption is permitted. We are in the process of determining the effect that the adoption of this accounting guidance will have on our consolidated financial statements and related disclosures.
(2) Property and Equipment
Property and equipment consist of the following (in thousands):

	December 31,
	2009	2008
Software	$120,451	$114,221
Buildings	72,874	69,381
Equipment	57,810	48,935
Furniture and fixtures	33,122	31,836
Leasehold improvements	19,082	17,036
Land	7,668	7,558

	311,007	288,967
Accumulated depreciation and amortization	(160,904)	(131,633)

Property and equipment, net	$150,103	$157,334

In 2009, subsequent to vacating our former headquarters building located in Tempe, Arizona, we performed an impairment analysis comparing the carrying value of the property to the current market value. No impairment was indicated. No other indicators of impairment were identified during 2009.
Depreciation and amortization expense related to property and equipment was $26,663,000, $26,122,000 and $24,182,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Depreciation and amortization expense in 2009 includes $1,252,000 of accelerated amortization associated with certain software licenses due to our decision to not utilize them in the future. Interest charges in the amount of $9,000, $121,000 and $515,000 were capitalized in connection with internal-use software development projects in the years ended December 31, 2009, 2008 and 2007, respectively.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(3) Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows (in thousands):

	North America	EMEA	APAC	Consolidated
Balance at December 31, 2007	$220,331	$67,377	$16,865	$304,573
Goodwill recorded in connection with the acquisition of Calence	104,071	—	—	104,071
Goodwill recorded in connection with the acquisition of MINX	—	9,108	—	9,108
Impairment charge	(323,422)	(59,852)	(13,973)	(397,247)
Other adjustments	(980)	(16,633)	(2,892)	(20,505)

Balance at December 31, 2008	—	—	—	—
Goodwill recorded as additional purchase price consideration relating to Calence	15,829	—	—	15,829

Balance at December 31, 2009	$15,829	$—	$—	$15,829

Goodwill is required to be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Multiple valuation techniques can be used to assess the fair value of the reporting unit. All of these techniques include the use of estimates and assumptions that are inherently uncertain. Changes in these estimates and assumptions could materially affect the determination of fair value or goodwill impairment, or both. The Company has three reporting units, which are the same as our operating segments. At December 31, 2007, our goodwill balance of $304,573,000 was allocated among all three of our operating segments, which represented the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed in connection with previous acquisitions, adjusted for changes in foreign currency exchange rates. We tested goodwill for impairment during the fourth quarter of 2007. At that time, we concluded that the fair value of each of our reporting units was in excess of the carrying value.
On April 1, 2008, we acquired Calence, which has been integrated into our North America business. On July 10, 2008, we acquired MINX, which has been integrated into our EMEA business. Under the purchase method of accounting, the purchase price for each acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired of $93,709,000 and $9,108,000 for Calence and MINX, respectively, was recorded as goodwill in the respective reporting unit. During the year ended December 31, 2008, we accrued an additional $9,830,000 of purchase price consideration (the “earnout”) and $532,000 of accrued interest thereon as a result of Calence achieving certain performance targets during 2008. Such amounts were recorded as additional goodwill. The Calence acquisition and resulting additional goodwill of $104,071,000, including the earnout and accrued interest amounts, was recorded as part of our North America reporting unit.
In consideration of market conditions and the decline in our overall market capitalization resulting from decreases in the market price of Insight’s publicly traded common stock during the three months ended June 30, 2008, we evaluated whether an event (a “triggering event”) had occurred during the second quarter that would require us to perform an interim period goodwill impairment test. Subsequent to the first quarter of 2008, the Company experienced a relatively consistent decline in market capitalization due to deteriorating market conditions and a significant decline subsequent to our announcement of preliminary first quarter 2008 results on April 23, 2008. During the first quarter of 2008, the market price of Insight’s publicly traded common stock ranged from a high of $19.00 to a low of $15.49, ending the quarter at $17.50 on March 31, 2008. During the second quarter of 2008, the market price of Insight’s publicly traded common stock ranged from a high of $18.20 to a low of $11.00 on April 24, 2008, when the price dropped by 22.5% and did not return to levels previous to that single day drop through the end of the quarter. Based on the sustained significant decline in the market price of our common stock during the second quarter of 2008, we concluded that a triggering event had occurred subsequent to March 31, 2008, which would more likely than not reduce the fair value of one or more of our reporting units below its respective carrying value.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
As a result, we performed the first step of the two-step goodwill impairment test in the second quarter of 2008 and compared the fair values of our reporting units to their carrying values. The fair values of our reporting units were determined using established valuation techniques, specifically the market and income approaches. We determined that the fair value of the North America reporting unit was less than the carrying value of the net assets of the reporting unit, and thus, we performed step two of the impairment test for the North America reporting unit. The results of the first step of the two-step goodwill impairment test indicated that the fair value of each of our EMEA and APAC reporting units was in excess of the carrying value, and thus we did not perform step two of the impairment test for EMEA or APAC.
In step two of the impairment test, we determined the implied fair value of the goodwill in our North America reporting unit and compared it to the carrying value of the goodwill. We allocated the fair value of the North America reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the North America reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. Our step two analysis resulted in no implied fair value of goodwill for the North America reporting unit, and therefore, we recognized a non-cash goodwill impairment charge of $313,776,000, which represented the entire goodwill balance recorded in our North America operating segment as of June 30, 2008, including the entire amount of the goodwill recorded in connection with the Calence acquisition, including the earnout through June 30, 2008. The charge is included in the loss from continuing operations for the year ended December 31, 2008.
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
We performed our annual review of goodwill in the fourth quarter of 2008. The fair values of our reporting units were determined using established valuation techniques, specifically the market and income approaches. We determined that the fair value of each of our three reporting units was less than the carrying value of the net assets of the respective reporting unit, and thus we performed step two of the impairment test for each of our three reporting units. Our step two analyses resulted in no implied fair value of goodwill for any of our three reporting units, and therefore, we recognized a non-cash goodwill impairment charge of $83,471,000, which represented the entire amount of the goodwill recorded all three of our operating segments as of December 31, 2008, including goodwill recorded in connection with the earnout associated with the Calence acquisition, part of our North America operating segment, since June 30, 2008. The charge is included in the loss from continuing operations for the year ended December 31, 2008.
The total non-cash charge of $397,247,000 for the year ended December 31, 2008 did not affect our debt covenant compliance, cash flows or ongoing results of operations.
The other adjustments to goodwill in 2008 primarily consist of foreign currency translation adjustments. During the year ended December 31, 2008, the adjustments in EMEA also include the reversal of valuation allowances totaling $5,800,000 relating to our United Kingdom and France net operating loss carryforward deferred tax assets (see Note 10).
During the year ended December 31, 2009, we recorded $15,829,000 of additional purchase price consideration and the related accrued interest thereon as a result of Calence, acquired April 1, 2008, achieving certain performance targets during 2009. The additional goodwill was recorded as part of our North America reporting unit. In April and November 2009, cash payments of $12,834,000 and $8,879,000, respectively, were made to the former owners of Calence related to additional purchase price consideration and the related interest thereon earned in 2008 and 2009 prior to each scheduled payment date. Such amounts are reflected as an investing activity within our consolidated statement of cash flows. Additional purchase price consideration and the related accrued interest thereon of $4,478,000 that was earned subsequent to the last scheduled payment date through December 31, 2009 is included in accrued expenses and other current liabilities within our consolidated balance sheet. Such amount is expected to be paid to the former owners of Calence in 2010. If Calence achieves the remaining targets, we will recognize approximately $646,000, including accrued interest, in additional purchase price consideration in the first quarter of 2010. Subject to the achievement of such targets, we anticipate making a final cash payment to the former owners of Calence in the second quarter of 2010.
During 2009, we continually assessed whether any indicators of impairment existed which would require us to perform an interim impairment review. As of each interim period end during the year, we concluded that a triggering event had not occurred that would more likely than not reduce the fair value of our North America reporting unit (the only reporting unit with a goodwill balance at any period end) below its carrying value. We performed our annual test of goodwill for impairment during the fourth quarter of 2009. The results of the first step of the two-step goodwill impairment test indicated that the fair value of our North America reporting unit was in excess of the carrying value, and thus we did not perform step two of the impairment test.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(4) Intangible Assets
Intangible assets acquired in the acquisition of MINX, Calence and Software Spectrum consist of the following (in thousands):

	December 31,
	2009	2008
Customer relationships	$112,295	$109,576
Backlog	7,405	7,446
Acquired technology related assets	1,700	1,700
Non-compete agreements	270	191
Trade names	—	150

	121,670	119,063
Accumulated amortization	(39,187)	(25,663)

Intangible assets, net	$82,483	$93,400

During 2009, we continually assessed whether any indicators of impairment existed related to our intangible assets. We concluded that a triggering event had not occurred that would more likely than not reduce the fair value of our intangible assets below their carrying value.
Amortization expense recognized for the years ended December 31, 2009, 2008 and 2007 was $12,429,000, $13,868,000 and $9,749,000, respectively. Future amortization expense is estimated as follows (in thousands):

Years Ending December 31,	Amortization Expense
2010	$12,451
2011	12,238
2012	12,021
2013	11,058
2014	11,058
Thereafter	23,657

Total amortization expense	$82,483

(5) Accrued Expenses and Other Current Liabilities
Included in accrued expenses and other current liabilities as of December 31, 2009 and 2008 is $62,289,000 and $65,455,000, respectively, of trade credit liabilities.
Included in accrued expenses and other current liabilities as of December 31, 2009 and 2008 is an accrual for $62,760,000 and $44,252,000, respectively, of sales tax, value-added tax and other indirect taxes.
(6) Debt, Capital Lease Obligation and Inventory Financing Facility
Debt
Our long-term debt consists of the following (in thousands):

	December 31,
	2009	2008
Senior revolving credit facility	$147,000	$228,000
Accounts receivable securitization financing facility (the “ABS facility”)	—	—
Capital lease obligation	3,224	—

Total	150,224	228,000
Less: current portion of obligation under capital lease	(875)	—
Less: current portion of revolving credit facilities	—	—

Long-term debt	$149,349	$228,000

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
On April 1, 2008, we entered into a new five-year $300,000,000 senior revolving credit facility. Amounts outstanding under the new senior revolving credit facility bear interest, payable quarterly, at a floating rate equal to the prime rate or, at our option, a LIBOR rate plus a pre-determined spread of 0.75% to 1.75%. In addition, we pay a commitment fee on the unused portion of the facility of 0.175% to 0.35%. The weighted average interest rate on amounts outstanding under our senior revolving credit facility, including the commitment fee and origination costs incurred, was 2.6% and 4.8% during the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009, $153,000,000 was available under the senior revolving credit facility. The senior revolving credit facility matures on April 1, 2013.
In connection with the new inventory financing facility discussed below, on September 17, 2008, we amended certain provisions in the senior revolving credit facility to, among other provisions, permit up to $100,000,000 in outstanding indebtedness under the new inventory financing facility and the liens securing such indebtedness.
We have a $150,000,000 accounts receivable securitization financing facility (the “ABS facility”) pursuant to which we can sell receivables periodically to a special purpose accounts receivable and financing entity (the “SPE”), which is exclusively engaged in purchasing receivables from us. The SPE is a wholly-owned, bankruptcy-remote entity that we have included in our consolidated financial statements. The SPE funds its purchases by selling undivided interests in eligible trade accounts receivable to a multi-seller conduit administered by an independent financial institution. The SPE’s assets are available first and foremost to satisfy the claims of the creditors of the conduit. We maintain effective control over the receivables that are sold. Accordingly, the receivables remain recorded on our Consolidated Balance Sheets. At December 31, 2009 and 2008, the SPE owned $525,178,000 and $346,235,000, respectively, of receivables recorded at fair value and included in our Consolidated Balance Sheets. On July 24, 2009, we amended our ABS facility, which was to have expired on September 17, 2009, to, among other changes, (i) add software receivables from the legacy Software Spectrum business as eligible receivables under the facility, (ii) reduce our eligible receivables under the facility to reflect our accounts receivable related trade credit liabilities as well as certain other accounts receivable related to sales where revenue recognition from the sale has been deferred, (iii) establish a new 364-day term ending July 23, 2010 and (iv) increase the variable interest rate by approximately 75 basis points for funds provided under the ABS facility, calculated as the specified Pooled Commercial Paper Rate, as defined in the ABS facility, plus 2.25%. The $150,000,000 maximum borrowing capacity and the maximum leverage, minimum fixed charge and asset coverage ratio financial covenant requirements under the ABS facility were not modified as part of the amendment. While the ABS facility has a stated maximum amount, the Company’s ability to borrow up to the full $150,000,000 under the ABS facility is based on formulae relating to the amount and quality of the Company’s accounts receivable in the U.S. Total availability under our ABS facility at December 31, 2009 was $97,715,000. We currently anticipate that we will be able to renew the ABS facility prior to its maturity on July 23, 2010.
No amounts are outstanding under the ABS facility at December 31, 2009 or 2008. Interest is payable monthly, and the interest rate which would have been applicable at December 31, 2009 had there been outstanding balances was 2.6% per annum, which includes the origination costs associated with the 2009 amendment. During the years ended December 31, 2009 and 2008, our weighted average interest rate per annum and weighted average borrowings under the facility were 8.5% and $27,449,000 and 4.30% and $128,420,000, respectively.
Capital Lease Obligation
In July 2009, we entered into a four-year lease for certain IT equipment. Subsequently, in November 2009, we amended this lease to include additional IT equipment to be used in the same manner as the initial lease. These obligations under the capitalized lease are included in long-term debt in our consolidated balance sheet as of December 31, 2009. The current and long-term portions of the obligation are included in the table above. The capital lease was a non-cash transaction and, accordingly, is not reflected in our consolidated statement of cash flows for the year ended December 31, 2009.
The value of the equipment held under the capitalized lease, $3,548,000, is included in property and equipment. These capital lease assets are amortized on a straight-line basis over the lease term. The related amortization expense is included in selling and administrative expenses in our consolidated statement of operations for the year ended December 31, 2009. As of December 31, 2009, accumulated amortization on the capital lease assets was $333,000.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Future minimum payments under the capitalized lease consist of the following as of December 31, 2009 (in thousands):

Years Ending December 31,
2010	$935
2011	935
2012	935
2013	546

Total minimum lease payments	3,351
Less amount representing interest	(127)

Present value of minimum lease payments	$3,224

Inventory Financing Facility
On September 17, 2008, we entered into an agreement which provides for a facility to purchase inventory from a list of approved vendors. The aggregate availability for vendor purchases under the inventory financing facility is $90,000,000, and the facility matures on April 1, 2013 but may be cancelled with 90 days notice. Additionally, the facility may be renewed under certain circumstances described in the agreement for successive twelve month periods. Interest does not accrue on accounts payable under this facility provided the accounts payable are paid within stated vendor terms (ranging from 30 to 60 days). We impute interest on the average daily balance outstanding during these stated vendor terms based on our blended incremental borrowing rate during the period under our senior revolving credit facility and our ABS facility. Imputed interest of $1,798,000 and $581,000 was recorded in 2009 and 2008, respectively. If balances are not paid within stated vendor terms, they will accrue interest at prime plus 1.25%. The facility is guaranteed by the Company and each of its material domestic subsidiaries and is secured by a lien on substantially all of the Company’s domestic assets that is of equal priority to the liens securing borrowings under our senior revolving credit facility. As of December 31, 2009 and 2008, $94,282,000 and $80,904,000, respectively, was included in accounts payable related to this facility. Although the $90,000,000 maximum was exceeded as of December 31, 2009, it was non-interest bearing, was paid down below the $90,000,000 maximum on January 4, 2010 and had no effect on our debt covenant compliance.
Covenants
Our financing facilities contain various covenants customary for transactions of this type, including the requirement that we comply with maximum leverage, minimum fixed charge and minimum asset coverage ratio requirements and meet weekly, monthly, quarterly and annual reporting requirements. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified period of time.
Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our senior revolving credit facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings (loss) plus (i) interest expense, less non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization, (iv) non-cash goodwill impairment and (v) non-cash stock-based compensation (referred to herein as “adjusted earnings”). The maximum leverage ratio permitted under the agreements was 2.75 times as of December 31, 2009. A significant drop in adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter, to a level that would be below the Company’s consolidated maximum debt capacity. As a result of this limitation, of the $450.0 million of aggregate maximum debt capacity available under our senior revolving credit facility and our ABS facility, the Company’s debt balance that could have been outstanding as of December 31, 2009 was limited to $286.3 million based on 2.75 times the Company’s trailing twelve-month adjusted earnings.
As discussed above, our senior revolving credit facility and inventory financing facility both mature on April 1, 2013. The term of our ABS facility is scheduled to expire on July 23, 2010. If we were unable to renew our ABS facility in 2010, we believe that cash flows from operations and extending payment terms with key partners by foregoing early pay discounts, together with the funds available under our existing long-term senior revolving credit facility, will be adequate to support our anticipated working capital requirements for operations over the next twelve months.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(7) Market Risk Management
Interest Rate Risk
We have interest rate exposure arising from our financing facilities, which have variable interest rates. These variable interest rates are affected by changes in short-term interest rates. We currently do not hedge our interest rate exposure.
We do not believe that the effect of reasonably possible near-term changes in interest rates will be material to our financial position, results of operations and cash flows. Our financing facilities expose net earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. We had $147,000,000 outstanding under our senior revolving credit facility and no amounts outstanding under our ABS facility at December 31, 2009. The interest rates attributable to the borrowings under our senior revolving credit facility and the ABS facility were 1.65% and 2.62%, respectively, per annum at December 31, 2009. The change in annual net earnings from continuing operations, pretax, resulting from a hypothetical 10% increase or decrease in the highest applicable interest rate would approximate $243,000.
Foreign Currency Exchange Risk
We use the U.S. dollar as our reporting currency. The functional currencies of our significant foreign subsidiaries are generally the local currencies. Accordingly, assets and liabilities of the subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet dates. Income and expense items are translated at the average exchange rate for each month within the year. Translation adjustments are recorded in other comprehensive income as a separate component of stockholders’ equity. Net foreign currency transaction gains/losses, including transaction gains/losses on intercompany balances that are not of a long-term investment nature, are reported as a separate component of non-operating (income) expense, net in our consolidated statements of operations. We also maintain cash accounts denominated in currencies other than the functional currency which expose us to foreign exchange rate movements. Remeasurement of these cash balances results in gains/losses that are also reported as a separate component of non-operating (income) expense.
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
The Company generally enters into forward contracts with maturities of three months or less. The derivatives entered into during 2009 were not designated as hedges. The following derivative contracts were entered into during the year ended December 31, 2009, and remained open and outstanding at December 31, 2009. All U.S. dollar and foreign currency amounts (Euros, Canadian Dollars and British Pounds) are presented in thousands.

	Buy	Buy	Buy
Foreign Currency	EURO	CAD	GBP
Foreign Amount	10,000	5,000	2,000
Exchange Rate	1.4262	1.0410	1.5942
USD Equivalent	$14,262	$4,803	$3,188
Maturity Date	January 6, 2010	January 11, 2010	January 6, 2010
The Company does not enter into derivative contracts for speculative or trading purposes. The fair value of all forward contracts at December 31, 2009 was $105,000.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(8) Leases
We have several non-cancelable operating leases with third parties, primarily for administrative and distribution center space and computer equipment. Our facilities leases generally provide for periodic rent increases and many contain escalation clauses and renewal options. We recognize rent expense on a straight-line basis over the lease term. Rental expense for these third-party operating leases was $15,561,000, $16,132,000 and $13,343,000 for the years ended December 31, 2009, 2008 and 2007, respectively, and is included in selling and administrative expenses in our consolidated statements of operations.
Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2009 are as follows (in thousands):

Years Ending December 31,
2010	$13,941
2011	11,779
2012	8,766
2013	8,442
2014	7,959
Thereafter	5,127

Total minimum lease payments	$56,014

(9) Severance, Restructuring and Acquisition Integration Activities
Severance Costs Expensed in 2009
During the year ended December 31, 2009, North America, EMEA and APAC recorded severance expense totaling $10,515,000, $3,784,000 and $302,000, respectively, related to the departure of our former President and Chief Executive Officer from the Company and ongoing restructuring efforts to reduce operating expenses. The following table details the changes in these liabilities during the year ended December 31, 2009 (in thousands):

	North America	EMEA	APAC	Consolidated
Severance costs	$10,515	$3,784	$302	$14,601
Foreign currency translation adjustments	—	118	—	118
Cash payments	(10,477)	(1,998)	(302)	(12,777)

Balance at December 31, 2009	$38	$1,904	$—	$1,942

All remaining outstanding obligations are expected to be paid during 2010 and are therefore included in accrued expenses and other current liabilities.
Severance Costs Expensed in 2008
During the year ended December 31, 2008, North America, EMEA and APAC recorded severance expense totaling $4,633,000, $3,923,000 and $39,000, respectively, related to on-going restructuring efforts to reduce operating expenses related to support and management functions as well as certain sales functions. The following table details the changes in these liabilities during the year ended December 31, 2009 (in thousands):

	North America	EMEA	Consolidated
Balance at December 31, 2008	$775	$1,939	$2,714
Foreign currency translation adjustments	—	12	12
Adjustments	(188)	(97)	(285)
Cash payments	(568)	(1,784)	(2,352)

Balance at December 31, 2009	$19	$70	$89

All remaining outstanding obligations are expected to be paid during 2010 and are therefore included in accrued expenses and other current liabilities. Adjustments of $188,000 and $97,000 were recorded as a reduction of severance and restructuring expense recorded during the year ended December 31, 2009 and the related severance accrual in North America and EMEA, respectively, due to changes in estimate as cash payments were made.
Severance Costs Expensed in 2007
During the year ended December 31, 2007, North America, EMEA and APAC recorded severance expense of $2,960,000, $177,000 and $64,000, respectively, primarily associated with the retirement of our chief financial officer. Of the severance amounts expensed in 2007, EMEA paid $177,000 during 2007. All other amounts were paid during 2008.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The following table details the changes in these liabilities during the year ended December 31, 2009 (in thousands):

	North America	EMEA	Consolidated
Balance at December 31, 2008	$341	$2,806	$3,147
Foreign currency translation adjustments	—	104	104
Adjustments	(341)	(818)	(1,159)
Cash payments	—	(734)	(734)

Balance at December 31, 2009	$—	$1,358	$1,358

All remaining outstanding obligations are expected to be paid during 2010 and are therefore included in accrued expenses and other current liabilities. In 2009 adjustments of $341,000 and $818,000 were recorded as a reduction of selling and administrative expenses and the related severance accrual in North America and EMEA, respectively, due to changes in estimates of the costs of the integration plan.
Restructuring Costs Expensed in 2005
During the year ended December 31, 2005, Insight UK moved into a new facility and recorded facilities-based restructuring costs of $7,458,000.
The following table details the changes in this liability during the year ended December 31, 2009 (in thousands):

EMEA
Balance at December 31, 2008	$1,050
Foreign currency translation adjustments	132
Adjustments	(708)
Cash payments	(397)

Balance at December 31, 2009	$77

An adjustment of $708,000 was recorded as a reduction of severance and restructuring expenses recorded during the year ended December 31, 2009 and the related lease accrual in EMEA due to a change in estimate of the costs of exiting the leased facilities upon negotiation of the final settlement with the landlord. An adjustment of $606,000 was recorded as a reduction of severance and restructuring expenses recorded during the year ended December 31, 2007 following the successful renegotiation of a portion of the lease during 2007. The leases expired in October 2009, and the remaining balance in the accrual is expected to be paid in 2010.
(10) Income Taxes
The following table presents the U.S. and foreign components of earnings (loss) from continuing operations before income taxes and the related income tax expense (benefit) (in thousands):
Earnings (loss) from continuing operations before income taxes:

	Years Ended December 31,
	2009	2008	2007
U.S.	$14,644	$(282,554)	$56,728
Foreign	27,099	(43,520)	48,563

	$41,743	$(326,074)	$105,291

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Income tax expense (benefit) from continuing operations:

	Years Ended December 31,
	2009	2008	2007
Current:
U.S. Federal	$(4,804)	$5,379	$22,956
U.S. State and local	(237)	360	2,170
Foreign	8,876	14,674	17,091

	3,835	20,413	42,217

Deferred:
U.S. Federal	6,293	(97,126)	(774)
U.S. State and local	920	(10,254)	341
Foreign	(78)	620	(1,098)

	7,135	(106,760)	(1,531)

	$10,970	$(86,347)	$40,686

Income tax expense relating to discontinued operations is as follows:

	Years Ended December 31,
	2009	2008	2007
U.S.	$1,659	$—	$1,719

	$1,659	$—	$1,719

The following schedule reconciles the differences between the U.S. federal income taxes at the U.S. statutory rate to our income tax expense (benefit) (dollars in thousands):

	Years Ended December 31,
	2009	2008	2007
Expected expense (benefit) at U.S. Statutory rate of 35%	$14,610	$(114,126)	$36,852
Change resulting from:
State income tax expense (benefit), net of federal income tax benefit	960	(9,227)	2,323
Audits and adjustments, net	(267)	2,641	347
Change in valuation allowance	386	8,707	313
Foreign income taxed at different rates	(230)	460	(170)
Non-deductible goodwill impairment charges	—	25,785	—
Recapitalization of foreign subsidiary	(2,141)	—	—
True-up of foreign deferred tax assets	(1,224)	—	—
Non-deductible compensation	(302)	751	1,657
Other, net	(822)	(1,338)	(636)

Income tax expense (benefit)	$10,970	$(86,347)	$40,686

Effective tax rate	26.3%	26.5%	38.6%
The total income tax expense in 2009 includes the recognition of certain tax benefits, including a net U.S. tax benefit of $2,141,000 related to the recapitalization of one of our foreign operations, $1,544,000 related primarily to the true-up of foreign tax credits resulting from the filing of our 2008 U.S. federal tax return and the recognition of certain tax benefits resulting from the settlement of audits and a $1,224,000 tax benefit related to the true-up of certain foreign tax deferred items.
For foreign entities not treated as branches for U.S. tax purposes, we do not provide for U.S. income taxes on the undistributed earnings of these subsidiaries as these earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. The undistributed earnings of foreign subsidiaries that are deemed to be indefinitely invested outside of the U.S. were approximately $24,300,000 at December 31, 2009. It is not practicable to determine the unrecognized deferred tax liability on those earnings.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Trade credits	$17,854	$18,920
Net operating loss carryforwards	13,347	14,096
Miscellaneous accruals	12,551	12,886
Stock-based compensation	3,212	8,107
Allowance for doubtful accounts and returns	7,352	6,918
Foreign tax credit carryforwards	10,182	9,043
Accrued vacation and other payroll liabilities	1,098	3,458
Write-downs of inventories	1,743	1,711
Depreciation allowance carryforwards	1,336	1,440
Amortization of goodwill and other intangibles	84,032	92,116
Other, net	—	903

Gross deferred tax assets	152,707	169,598
Valuation allowance	(21,943)	(21,888)

Total deferred tax assets	130,764	147,710

Deferred tax liabilities:
Depreciation and amortization	(17,380)	(19,653)
Prepaid expenses	(538)	(516)
Other, net	(1,661)	—

Total deferred tax liabilities	(19,579)	(20,169)

Net deferred tax assets	$111,185	$127,541

The net current and non-current portions of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2009	2008
Net current deferred tax asset	$35,750	$40,075
Net non-current deferred tax asset	75,435	87,466

Net deferred tax asset	$111,185	$127,541

As of December 31, 2009, we have U.S. state net operating loss carryforwards (“NOLs”) of $1,400,000 that will expire between 2010 and 2029. We also have NOLs from various non-U.S. jurisdictions of $49,479,000. While the majority of the non-U.S. NOLs has no expiration date, $1,815,000 will fully expire in 2019.
On the basis of currently available information, we have provided valuation allowances for certain of our deferred tax assets where we believe it is more likely than not that the related tax benefits will not be realized. At December 31, 2009 and 2008, our valuation allowances totaled $21,943,000 and $21,888,000, respectively, representing certain U.S. state NOLs, non-U.S. NOLs, foreign depreciation allowances and foreign tax credits. In the future, if we determine that additional realization of these deferred tax assets is more likely than not, the reversal of the related valuation allowance will reduce income tax expense. Changes that occur after acquisition date in deferred tax asset valuation allowances and income tax uncertainties resulting from a business combination will generally affect income tax expense.
We believe it is more likely than not that forecasted income, including income that may be generated as a result of prudent and feasible tax planning strategies, together with the tax effects of deferred tax liabilities, will be sufficient to fully recover our remaining deferred tax assets. In the future, if we determine that realization of the remaining deferred tax asset and the availability of certain previously paid taxes to be refunded are not more likely than not, we will need to increase our valuation allowance and record additional income tax expense.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the change in the valuation allowance (in thousands):

	December 31,
	2009	2008
Valuation allowance at beginning of year	$21,888	$19,975
(Decreases) increases in income tax expense	(501)	7,000
Valuation allowances of Software Spectrum/MINX	—	(3,459)
Foreign currency translation adjustments	556	(1,628)

Valuation allowance at end of year	$21,943	$21,888

A net tax shortfall of $6,712,000 related to the exercise of employee stock options and other employee stock programs was applied to stockholders’ equity during the year ended December 31, 2009. A tax shortfall of $2,737,000 and a tax benefit of $1,791,000 related to the exercise of employee stock options and other employee stock programs were applied to stockholders’ equity in the years ended December 31, 2008 and 2007, respectively.
Various taxing jurisdictions are examining our tax returns for certain tax years. Although the outcome of tax audits cannot be predicted with certainty, management believes the ultimate resolution of these examinations will not result in a material adverse effect to our financial position or results of operations.
As of December 31, 2009 and 2008, we had approximately $5,923,000 and $4,300,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $330,000 and $400,000, respectively, relate to accrued interest. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, is as follows (in thousands):

Balance at December 31, 2008	$3,900
Additions for tax positions in prior periods	1,510
Additions for tax positions in current period	1,087
Additions due to foreign currency translation	65
Subtractions due to audit settlements	(969)

Balance at December 31, 2009	$5,593

Our policy is to classify interest and penalties relating to uncertain tax positions as a component of income tax expense (benefit) in our consolidated statements of operations.
As of December 31, 2009, if recognized, $5,314,000 of the liability associated with uncertain tax positions of $5,923,000 would affect our effective tax rate. The remaining $609,000 balance arose from business combinations that, if recognized, ultimately would be recorded as an adjustment to an indemnification receivable with no effect on our effective tax rate. We do not believe there will be any changes over the next twelve months that would have a material effect on our effective tax rate.
Several of our subsidiaries are currently under audit for the 2002 through 2008 tax years. It is reasonably possible that the examination phase of these audits may conclude in the next twelve months and that the related unrecognized tax benefits for uncertain tax positions will decrease. However, based on the status of the examinations, an estimate of the range of reasonably possible outcomes cannot be made at this time.
We, including our subsidiaries, file income tax returns in the U.S. federal jurisdiction, and many state and local and non-U.S. jurisdictions. In the U.S., federal income tax returns for 2007 through 2008 remain open to examination. For U.S. state and local as well as non-U.S. jurisdictions, the statute of limitations generally varies between three and ten years.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(11) Stock-Based Compensation
We recorded the following pre-tax amounts for stock-based compensation, by operating segment, in our consolidated financial statements (in thousands):

	Years Ended December 31,
	2009	2008	2007
North America (1)	$5,466	$5,794	$11,576
EMEA (1)	2,137	1,985	2,704
APAC (1)	161	206	305

Total Continuing Operations	$7,764	$7,985	$14,585

Discontinued Operations	$—	$—	$—

(1)	Recorded in selling and administrative expenses.
Company Plans
On October 1, 2007, Insight’s Board of Directors approved the 2007 Omnibus Plan (the “2007 Plan”), and the 2007 Plan became effective when it was approved by Insight’s stockholders at the annual meeting on November 12, 2007. On August 12, 2008, the 2007 Plan was amended to clarify certain provisions relating to forfeiture restrictions and grants of discretionary awards to non-employee directors. The 2007 Plan is administered by the Compensation Committee of Insight’s Board of Directors, and, except as provided below, the Compensation Committee has the exclusive authority to administer the 2007 Plan, including the power to determine eligibility, the types of awards to be granted, the price and the timing of awards. Under the 2007 Plan, the Compensation Committee may delegate some of its authority to our Chief Executive Officer to grant awards to individuals other than individuals who are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended. Teammates, officers and members of the Board of Directors are eligible for awards under the 2007 Plan, and consultants and independent contractors are also eligible if they provide bona fide services that are not related to capital raising or promoting or maintaining a market for the Company’s stock. The 2007 Plan allows for awards of options, stock appreciation rights, restricted stock, RSUs, performance awards as well as grants of cash awards. A total of 4,250,000 shares of stock are reserved for awards issued under the 2007 Plan. As of December 31, 2009, 2,902,703 shares of stock were available for grant under the 2007 Plan.
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
Accounting for Stock Options
We had no grants of stock options during the years ended December 31, 2009 and 2008 and one grant in December 2007. In valuing the December 2007 award, we assumed a dividend yield of 0%, expected volatility of 36%, a risk-free interest rate of 3.4% and an expected life of 3.5 years. We considered the historical volatility of our stock price in determining our expected volatility. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the stock options. The expected life of stock options represents the weighted-average period the stock options are expected to remain outstanding.
For the years ended December 31, 2009, 2008 and 2007, we recorded in continuing operations stock-based compensation expense related to stock options, net of forfeitures, of $368,000, $524,000 and $3,249,000, respectively. As of December 31, 2009, total compensation cost related to nonvested stock options not yet recognized is $354,000, which is expected to be recognized over the next 0.61 years on a weighted-average basis.

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
The following table summarizes our stock option activity during the year ended December 31, 2009:

				Weighted
				Average
			Aggregate	Remaining
	Number	Weighted Average	Intrinsic Value	Contractual
	Outstanding	Exercise Price	(in-the-money options)	Life (in years)
Outstanding at the beginning of year	2,536,673	$19.47
Granted	—	—
Exercised	—	—	$—

Forfeited or expired	(1,947,249)	19.67

Outstanding at the end of year	589,424	18.82	$—	1.30

Exercisable at the end of year	522,758	18.96	$—	1.09

Vested and expected to vest	582,631	18.83	$—	1.28

Weighted average grant date fair value for options granted during 2007	$5.53

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $11.42 as of December 31, 2009, which would have been received by the option holders had all option holders exercised options and sold the underlying shares on that date. Options exercisable during 2009 and 2008 had no aggregate intrinsic value because there were no in-the-money options. The aggregate intrinsic value for options exercisable during 2007 was $1,921,000.
The following table summarizes the status of outstanding stock options as of December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Remaining	Exercise	Number of	Exercise
	Options	Contractual	Price Per	Options	Price Per
Range of Exercise Prices	Outstanding	Life (in years)	Share	Exercisable	Share
$13.94 - 17.34	38,009	0.96	$15.46	38,009	$15.46
17.76 - 17.77	200,833	2.95	$17.77	134,167	$17.77
17.79 - 18.64	142,443	0.24	$18.44	142,443	$18.44
18.65 - 18.65	120,079	0.34	$18.65	120,079	$18.65
18.80 - 41.00	88,060	0.71	$23.52	88,060	$23.52

	589,424	1.30	$18.82	522,758	$18.96

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
For the years ended December 31, 2009, 2008 and 2007, we recorded in continuing operations stock-based compensation expense, net of estimated forfeitures, related to restricted stock shares and RSUs of $7,396,000, $7,461,000 and $10,834,000, respectively. As of December 31, 2009, total compensation cost related to nonvested RSUs not yet recognized is $3,429,000, which is expected to be recognized over the next 1.02 years on a weighted-average basis.
On January 23, 2008, the Compensation Committee of our Board of Directors approved a special long-term incentive award for the former Chief Executive Officer, the former President of our North America/APAC operating segments and the President of our EMEA operating segment. The plan provided for the award of RSUs that were to be issued based upon achievement of specific stock price hurdles within specific timeframes over a three-year period from 2009 — 2011. For the year ended December 31, 2008, we recorded stock-based compensation expense related to these RSUs of $961,000, which is included in the 2008 stock-based compensation expense amount discussed above. However, due to the economic climate and the decrease in Insight’s stock price, on February 19, 2009, the three executives agreed to forfeit the awards, resulting in the termination of the awards. Accordingly, no shares were, or will be, issued under these awards. A non-cash charge of $5,478,000 as a result of the cancellation of these awards is included in selling and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2009.
The following table summarizes our restricted stock activity, including restricted stock shares and RSUs, during the year ended December 31, 2009:

		Weighted Average
	Number	Grant Date Fair Value	Fair Value
Nonvested at the beginning of year	1,520,156	$13.71
Granted	1,234,022	$3.14
Vested, including shares withheld to cover taxes	(488,320)	$17.10	$2,785,111	(a)

Forfeited	(1,139,061)	$8.49

Nonvested at the end of year	1,126,797	$5.95	$12,868,022	(b)

Expected to vest	1,003,257	$	$11,457,195	(b)

(a)	The fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date. The aggregate intrinsic value for vested restricted stock shares and RSUs during 2008 and 2007 was $7,733,859 and $5,319,942, respectively.

(b)	The aggregate fair value of the nonvested RSUs and the RSUs expected to vest represents the total pre-tax fair value, based on our closing stock price of $11.42 as of December 31, 2009, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
During the years ended December 31, 2009 and 2008, the restricted stock shares and RSUs that vested for teammates in the United States were net-share settled such that we withheld shares with value equivalent to the teammates’ minimum statutory United States tax obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. The total shares withheld during the years ended December 31, 2009 and 2008 of 126,986 and 120,492, respectively, were based on the value of the restricted stock shares or RSUs on their vesting dates as determined by our closing stock price on such dates. For the years ended December 31, 2009 and 2008, total payments for the employees’ tax obligations to the taxing authorities were $691,000 and $2,120,000, respectively, and are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net-share settlements had the effect of repurchases of our common stock as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to us.
Change in Accounting Estimate
In the fourth quarter of 2009, we recorded a reduction of stock-based compensation expense of $1,060,000 as a result of a change in our estimate of future forfeitures.
(12) Derivative Financial Instruments
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
The following table summarizes our derivative financial instruments as of December 31, 2009 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:

Foreign exchange forward contracts	Other current assets	$105	Accrued expenses and other current liabilities	$65

Total derivatives not designated as hedging instruments		$105		$65

The following table summarizes the effect of our derivative financial instruments on our results of operations during the year ended December 31, 2009 (in thousands):

		Amount of Loss Recognized in
		Earnings on Derivatives
Derivatives Not Designated as	Location of Loss Recognized	Year Ended
Hedging Instruments	in Earnings on Derivatives	December 31, 2009
Foreign exchange forward contracts	Net foreign currency exchange (gain) loss	$2,702

Total		$2,702

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(13)	Fair Value Measurements
The following table summarizes the valuation of our financial instruments by the following three categories as of December 31, 2009 and 2008 (in thousands):
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

		Quoted	Significant
		Market Prices	Other	Significant
	Value as of	in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs	Balance Sheet
	2009	(Level 1)	(Level 2)	(Level 3)	Classification
Assets:
Foreign Exchange Derivatives	$105	$—	$105	$—	Other current assets

Total Assets at Fair Value	$105	$—	$105	$—

Liabilities:
Foreign Exchange Derivatives	$65	$—	$65	$—	Accrued expenses and other current liabilities

Total Liabilities at Fair Value	$65	$—	$65	$—

		Quoted	Significant
		Market Prices	Other	Significant
	Value as of	in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs	Balance Sheet
	2008	(Level 1)	(Level 2)	(Level 3)	Classification
Assets:
Foreign Exchange Derivatives	$228	$—	$228	$—	Other current assets

Total Assets at Fair Value	$228	$—	$228	$—

Liabilities:
Foreign Exchange Derivatives	$—	$—	$—	$—	Accrued expenses and other current liabilities

Total Liabilities at Fair Value	$—	$—	$—	$—

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
As of December 31, 2009, we have no nonfinancial assets or liabilities that are measured on a recurring basis and our other financial assets or liabilities generally consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities. The estimated fair values of our cash and cash equivalents is determined based on quoted prices in active markets for identical assets. The fair value of the other financial assets and liabilities is based on the value that would be received or paid in an orderly transaction between market participants and approximates the carrying value due to their nature and short duration.
(14) Benefit Plans
We have adopted a defined contribution benefit plan (the “Defined Contribution Plan”) which complies with section 401(k) of the Internal Revenue Code. On March 7, 2009, the Company suspended discretionary matching contributions to the Defined Contribution Plan. Prior to March 2009, we made discretionary matching contributions at the rate of 25% of the teammates’ pre-tax contributions up to a maximum of 6% of eligible compensation per pay period. Contribution expense under this plan was $380,000, $2,014,000 and $1,691,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In November 2007, we established the Insight Nonqualified Deferred Compensation Plan (“Deferred Compensation Plan”) with an effective date of January 1, 2008. The Deferred Compensation Plan permits a select group of “management or highly compensated employees” as defined by the Employee Retirement Income Security Act of 1974, as amended, to voluntarily defer receipt of compensation and earn a rate of return on their deferred amounts based on their selection from a variety of independently managed funds. All amounts in this plan are employee contributions and all gains or losses on amounts held in the Deferred Compensation Plan are fully allocable to plan participants. We do not provide a guaranteed rate of return on these deferred amounts nor do we make any contributions to the Deferred Compensation Plan. As of December 31, 2009 and 2008, the Deferred Compensation Plan related assets were $1,166,000 and $301,000, respectively. Liabilities related to the Deferred Compensation Plan as of December 31, 2009 and 2008 were $857,000 and $520,000, respectively.
(15) Share Repurchase Program
On December 5, 2005, our Board of Directors authorized the repurchase of up to $50,000,000 of our common stock. During the year ended December 31, 2007, we purchased 1,955,646 shares of our common stock on the open market at an average price of $25.57 per share, which represented the full amount authorized under the repurchase program. All shares repurchased were retired.
On November 13, 2007, our Board of Directors authorized the repurchase of up to $50,000,000 of our common stock through September 30, 2008. During the year ended December 31, 2008, we purchased 3,493,500 shares of our common stock on the open market at an average price of $14.31 per share, which represented the full amount authorized under the repurchase program. All shares repurchased were retired. We did not repurchase any shares of our common stock during 2009.
(16) Commitments and Contingencies
Contractual
We have entered into a sponsorship agreement through 2013 with the Valley of the Sun Bowl Foundation, d/b/a Insight Bowl, which is the not-for-profit entity that conducts the Insight Bowl post-season intercollegiate football game. We have committed to pay an aggregate amount of approximately $5,700,000 through 2013 for sponsorship arrangements, ticket purchases and miscellaneous expenses.
We have committed to pay the Arizona Cardinals an aggregate amount of approximately $6,600,000 through February 2014 for advertising and marketing events at the University of Phoenix stadium.
In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of December 31, 2009 and 2008, we had approximately $14,116,000 and $24,623,000, respectively, of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse the surety company.
Employment Contracts and Severance Plans
We have employment contracts with, and plans covering, certain officers and management teammates under which severance payments would become payable in the event of specified terminations without cause or terminations under certain circumstances after a change in control. In addition, vesting of stock-based compensation would accelerate following a change in control. If severance payments under the current employment agreements or plan payments were to become payable, the severance payments would generally range from three to twenty-four months of salary.
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
Management believes that payments, if any, related to these indemnifications are not probable at December 31, 2009. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.
We have entered into separate indemnification agreements with our executive officers and with each of our directors. These agreements require us, among other requirements, to indemnify such officers and directors against expenses (including attorneys’ fees), judgments and settlements paid by such individuals in connection with any action arising out of such individuals’ status or service as our executive officers or directors (subject to exceptions such as where the individuals failed to act in good faith or in a manner the individuals reasonably believed to be in or not opposed to the best interests of the Company) and to advance expenses incurred by such individuals with respect to which such individuals may be entitled to indemnification by us. Other than the pending purported class action litigation, the State derivative actions and the Federal derivative action discussed under “Legal Proceedings” below, there are no pending legal proceedings that involve the indemnification of any of the Company’s directors or officers.
Legal Proceedings
We are party to various legal proceedings arising in the ordinary course of business, including preference payment claims asserted in client bankruptcy proceedings, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, claims of alleged non-compliance with contract provisions and claims related to alleged violations of laws and regulations. For an additional discussion of certain risks associated with legal proceedings, see “Risk Factors —  We are subject to stockholder litigation and regulatory proceedings related to the restatement of our consolidated financial statements,” in Part I, Item 1A of this report.
Beginning in March 2009, three purported class action lawsuits were filed in the U.S. District Court for the District of Arizona against us and certain of our current and former directors and officers on behalf of purchasers of our securities during the period April 22, 2004 to February 6, 2009. The plaintiffs in two of these lawsuits voluntarily dismissed their complaints in May and June 2009, and the court appointed a lead plaintiff and lead counsel on June 24, 2009. The plaintiff in the remaining action amended their class action complaint in September 2009. The amended complaint seeks unspecified damages and asserts claims under the federal securities laws relating to our February 9, 2009 announcement that we expected to restate our financial statements for the year ended December 31, 2007 and for the first three quarters of 2008 and that the restatement would include a material reduction of retained earnings. In addition to claims relating to our earlier restatement, the amended complaint also includes additional allegations regarding other purported accounting and revenue recognition issues during the class period. The amended complaint also contends that we issued false and misleading financial statements and issued misleading public statements about our results of operations, and it adds our independent registered public accounting firm as a defendant. All defendants have filed motions to dismiss the amended complaint, and oral argument on the motions to dismiss is currently calendared for March 2010. In June 2009, we were notified that three shareholder derivative lawsuits had been filed, two in the Superior Court in Maricopa County, Arizona (the “State derivative actions”) and one in the U.S. District Court for the District of Arizona (the “Federal derivative action”), by persons identifying themselves as Insight shareholders and purporting to act on behalf of Insight, naming Insight as a nominal defendant and current and former officers and directors as defendants. Initially, the three derivative action complaints, like the purported class action complaint, primarily arose out of our February 9, 2009 announcement. The two State derivative actions were consolidated into a single action, and the plaintiff filed an amended complaint on the consolidated action on October 30, 2009 that alleges breaches of fiduciary duties of loyalty and good faith, breach of fiduciary duties for insider selling and misappropriation of information, and unjust enrichment. In November 2009, the plaintiffs moved to appoint themselves as “lead plaintiffs,” their counsel as “lead counsel,” and their local counsel as “liaison counsel.” We opposed this motion as unnecessary. Also in November 2009, we moved to stay the State derivative actions pending the resolution of the Federal derivative action. The Court heard oral argument on both motions on February 18, 2010 and took both motions under advisement. The Federal derivative action was dismissed without prejudice, and the judge gave the

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
plaintiff thirty days (through February 8, 2010) to file a second amended complaint. On February 8, 2010, the plaintiff filed the second amended complaint, which omitted claims arising from the February 9, 2009 announcement and instead focused primarily on our prior investigation of historical stock option granting practices. The amount of damages sought by the plaintiffs is not specified in the complaints. In July and September 2009, we received, from the plaintiff in the Federal derivative action, separate demands to inspect our books and records pursuant to Section 220 of the Delaware General Corporation Law, and we objected to both demands as improper. In November 2009, that same plaintiff also filed a lawsuit in the Court of Chancery of the State of Delaware seeking to compel the inspection of certain books and records. In January 2010, we filed a motion to dismiss that complaint, and oral argument on the motions to dismiss is currently calendared for March 2010. We have tendered a claim to our D&O liability insurance carriers, and our carriers have acknowledged their obligations under these policies subject to a reservation of rights.
Aside from the matters discussed above, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations or liquidity.
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
(17) Supplemental Financial Information
A summary of additions and deductions related to the allowances for doubtful accounts receivable for the years ended December 31, 2009, 2008 and 2007 follows (in thousands):

	Balance at			Balance at
	Beginning			End of
	of Year	Additions	Deductions	Year
Allowance for doubtful accounts receivable:
Year ended December 31, 2009	$20,156	$7,377	$(5,169)	$22,364

Year ended December 31, 2008	$22,831	$3,452	$(6,127)	$20,156

Year ended December 31, 2007	$23,211	$2,646	$(3,026)	$22,831

(18)	Segment and Geographic Information
We operate in three reportable geographic operating segments: North America; EMEA; and APAC. Currently, our offerings in North America and the United Kingdom include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC currently only include software and select software-related services. Net sales by product or service type for North America, EMEA and APAC were as follows for the years ended December 31, 2009 and 2008 (in thousands):

	North America		EMEA		APAC
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
Sales Mix	2009	2008	2009	2008	2009	2008
Hardware	$1,689,526	$2,127,694	$387,813	$460,122	$1,025	$338
Software	916,876	1,049,538	750,019	837,028	141,120	152,586
Services	234,384	185,312	13,917	12,215	2,225	656

	$2,840,786	$3,362,544	$1,151,749	$1,309,365	$144,370	$153,580

We have not disclosed net sales amounts by product or service type for the year ended December 31, 2007, as it is impracticable for us to do so.
The method for determining what information regarding operating segments, products and services, geographic areas of operation and major clients to report is based upon the “management approach,” or the way that management organizes the operating segments within a company, for which separate financial information is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources. Our CODM is our Chief Executive Officer.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
All intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments and on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the year ended December 31, 2009.
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
The tables below present information about our reportable operating segments as of and for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31, 2009
	North
	America	EMEA	APAC	Consolidated
Net sales	$2,840,786	$1,151,749	$144,370	$4,136,905
Costs of goods sold	2,451,069	992,640	124,582	3,568,291

Gross profit	389,717	159,109	19,788	568,614
Operating expenses:
Selling and administrative expenses	346,306	140,380	15,416	502,102
Severance and restructuring expenses	10,327	2,979	302	13,608

Earnings from operations	$33,084	$15,750	$4,070	$52,904

Total assets	$1,358,096	$462,095	$58,843	$1,879,034	*

	Year Ended December 31, 2008
	North
	America	EMEA	APAC	Consolidated
Net sales	$3,362,544	$1,309,365	$153,580	$4,825,489
Costs of goods sold	2,913,358	1,118,692	129,856	4,161,906

Gross profit	449,186	190,673	23,724	663,583
Operating expenses:
Selling and administrative expenses	391,629	152,617	17,741	561,987
Goodwill impairment	323,422	59,852	13,973	397,247
Severance and restructuring expenses	4,633	3,923	39	8,595

Loss from operations	$(270,498)	$(25,719)	$(8,029)	$(304,246)

Total assets	$1,280,771	$447,789	$49,422	$1,777,982	*

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2007
	North
	America	EMEA	APAC	Consolidated
Net sales	$3,367,998	$1,329,682	$107,794	$4,805,474
Costs of goods sold	2,904,835	1,154,916	87,097	4,146,848

Gross profit	463,163	174,766	20,697	658,626
Operating expenses:
Selling and administrative expenses	383,390	143,611	15,321	542,322
Severance and restructuring expenses	2,960	(429)	64	2,595

Earnings from operations	$76,813	$31,584	$5,312	$113,709

Total assets	$2,387,773	$578,820	$52,013	$3,018,606	*

*	Consolidated total assets do not reflect intercompany eliminations and corporate assets of $275,713,000, $170,479,000 and $1,127,876,000 at December 31, 2009, 2008 and 2007, respectively.
The following is a summary of our geographic continuing operations’ net sales and long-lived assets, consisting of property and equipment, net (in thousands):

	United States	Foreign	Total
2009
Net sales	$2,681,043	$1,455,862	$4,136,905
Total long-lived assets	$117,186	$32,917	$150,103

2008
Net sales	$3,163,758	$1,661,731	$4,825,489
Total long-lived assets	$131,171	$26,163	$157,334

2007
Net sales	$3,160,992	$1,644,482	$4,805,474
Total long-lived assets	$125,044	$34,696	$159,740
Foreign net sales and property and equipment summarized above for 2009, 2008 and 2007 include net sales and property and equipment, net of $580,386,000 and $21,075,000; $653,458,000 and $16,425,000 and $718,286,000 and $22,993,000, respectively, attributed to the United Kingdom. Net sales by geographic area are presented by attributing net sales to external customers based on the domicile of the selling location.
We recorded the following pre-tax amounts, by operating segment, for depreciation and amortization, in the accompanying consolidated financial statements (in thousands):

	Years Ended December 31,
	2009	2008	2007

North America	$34,125	$33,675	$26,992
EMEA	6,420	6,882	6,954
APAC	618	682	717

Total	$41,163	$41,239	$34,663

(19)	Discontinued Operations
PC Wholesale
On March 1, 2007, we completed the sale of PC Wholesale, a division of our North America operating segment that sells to other resellers. The sale of PC Wholesale was consistent with our strategic plan as we had concluded that selling IT products to other resellers is not a core element of our strategy. The transaction generated proceeds of $28,631,000. In the fourth quarter of 2007, we resolved certain post-closing contingencies and recognized an additional gain on the sale of PC Wholesale of $350,000, $264,000 net of taxes. This resolution required a cash payment of $900,000 that was made in 2008.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
We have reported the results of operations of PC Wholesale as a discontinued operation in the consolidated statements of operations for all periods presented. We did not allocate interest, general corporate overhead expense or non-specific partner funding to the discontinued operation.
The following amounts for the year ended December 31, 2007 represent PC Wholesale’s results of operations and have been segregated from continuing operations and reflected as a discontinued operation (in thousands):

Year Ended
December 31,
2007
Net sales	$30,142
Costs of goods sold	29,092

Gross profit	1,050
Operating expenses:
Selling and administrative expenses	768

Earnings from discontinued operation	282
Gain on sale	5,587

Earnings from discontinued operation, including gain on sale, before income tax expense	5,869
Income tax expense	2,267

Net earnings from discontinued operation, including gain on sale	$3,602

Direct Alliance
During the year ended December 31, 2009, we recorded earnings from a discontinued operation of $4,460,000, $2,801,000 net of tax, as a result of the favorable settlement on July 7, 2009 of an arbitrated claim related to the sale of Direct Alliance, a former subsidiary that was sold on June 30, 2006. The amount recognized was net of payments to holders of 1,997,500 exercised stock options of the former subsidiary and a broker success fee with respect to the settlement totaling $540,000. In December 2009, we received a reimbursement of legal fees associated with the arbitration settlement of $1,414,000. Such amount was recorded as a reduction of selling and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2009.
In connection with the sale of Direct Alliance, we entered into a lease agreement with Direct Alliance pursuant to which Direct Alliance leases from us the facilities it used prior to the sale. The parent company that bought Direct Alliance is the guarantor under the lease. Lease income related to these buildings was $1,633,000, $1,594,000 and $1,257,000 for the years ended December 31, 2009, 2008 and 2007, respectively, and is classified as net sales. Depreciation expense related to the buildings was $748,000, $687,000 and $731,000 for the years ended December 31, 2009, 2008 and 2007, respectively, and is classified as costs of goods sold.
A tax benefit of $548,000 was recorded in 2007 related to a reduction in state taxes in connection with the sale of Direct Alliance.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(20) Selected Quarterly Financial Information (unaudited)
The following tables set forth selected unaudited consolidated quarterly financial information for the years ended December 31, 2009 and 2008 (in thousands, except per share data):

	Quarters Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2009	2009	2009	2009	2008	2008	2008	2008
Net sales	$1,178,648	$969,935	$1,037,162	$951,160	$1,160,350	$1,165,056	$1,396,585	$1,103,498
Costs of goods sold	1,023,136	836,449	889,318	819,388	1,003,421	1,010,966	1,195,643	951,876

Gross profit	155,512	133,486	147,844	131,772	156,929	154,090	200,942	151,622
Operating expenses:
Selling and administrative expenses	127,271	117,623	123,865	133,343	134,511	139,137	152,878	135,461
Goodwill impairment	—	—	—	—	83,471	—	313,776	—
Severance and restructuring expenses	1,137	3,994	2,130	6,347	3,187	—	3,508	1,900

Earnings (loss) from operations	27,104	11,869	21,849	(7,918)	(64,240)	14,953	(269,220)	14,261
Non-operating (income) expense:
Interest income	(91)	(45)	(188)	(100)	(646)	(440)	(700)	(601)
Interest expense	4,369	2,333	1,988	2,100	3,839	3,062	3,912	2,666
Net foreign currency exchange (gain) loss	(208)	93	(162)	(51)	6,204	3,307	1,055	(937)
Other expense, net	425	217	202	279	320	297	171	319

Earnings (loss) from continuing operations before income taxes	22,609	9,271	20,009	(10,146)	(73,957)	8,727	(273,658)	12,814
Income tax expense (benefit)	5,204	1,999	7,116	(3,349)	5,465	2,130	(98,583)	4,641

Net earnings (loss) from continuing operations	17,405	7,272	12,893	(6,797)	(79,422)	6,597	(175,075)	8,173
Net earnings from a discontinued operation	—	—	2,801	—	—	—	—	—

Net earnings (loss)	$17,405	$7,272	$15,694	$(6,797)	$(79,422)	$6,597	$(175,075)	$8,173

Net earnings (loss) per share — Basic:
Net earnings (loss) from continuing operations	$0.38	$0.16	$0.28	$(0.15)	$(1.74)	$0.14	$(3.76)	$0.17
Net earnings from a discontinued operation	—	—	0.06	—	—	—	—	—

Net earnings (loss) per share	$0.38	$0.16	$0.34	$(0.15)	$(1.74)	$0.14	$(3.76)	$0.17

Net earnings (loss) per share — Diluted:
Net earnings (loss) from continuing operations	$0.37	$0.16	$0.28	$(0.15)	$(1.74)	$0.14	$(3.76)	$0.17
Net earnings from a discontinued operation	—	—	0.06	—	—	—	—	—

Net earnings (loss) per share	$0.37	$0.16	$0.34	$(0.15)	$(1.74)	$0.14	$(3.76)	$0.17

(21) Subsequent Events
We evaluated subsequent events for their effect on the accompanying consolidated financial statements and notes thereto through the date of the filing of our annual report on Form 10-K for the year ended December 31, 2009 on February 24, 2010. No events requiring adjustment to or disclosure in these consolidated financial statements and related notes were identified.

INSIGHT ENTERPRISES, INC.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
(a) Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009, based on the criteria established in COSO’s Internal Control — Integrated Framework.
KPMG LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements in Part II, Item 8 of this report, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2009.
(b) Changes in Internal Control Over Financial Reporting
Subsequent to December 31, 2008, we took several steps to remediate the material weakness identified as of December 31, 2008 in our internal control over financial reporting related to the proper disposition, reconciliation, monitoring and consequent accounting of aged trade credits. Inadequate understanding of the Company’s unclaimed property obligations and unsupported assumptions regarding trade credits resulted in the following control deficiencies which, when considered in the aggregate, resulted in a material weakness in our internal control over financial reporting as of December 31, 2008:
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
The Company has completed its investigation into the trade credits issue, and subsequent to December 31, 2008, has taken steps to remediate the aforementioned material weakness. We have implemented internal control improvements in several areas. Some additional planned improvements will require systems enhancements that will take some time to implement. In the interim, the Company has implemented improved manual controls to ensure that the aged trade credits are accounted for in compliance with all legal and accounting requirements.
Subsequent to December 31, 2008, improvements have been made in the following areas:
•	Discontinued the practice of taking certain aged trade credits into the statement of operations as a reduction to costs of goods sold unless we are legally released from our obligation or we determine that the credit is an error, such that no credit or other obligation in fact exists;
•	Implemented and documented policies and procedures to research and properly dispose of customer credits and outstanding purchase orders, including an escalation procedure if a credit remains unresolved for an extended period;
•	Identified and implemented system enhancements to strengthen control procedures, reduce the volume of manual processes and increase the automated tools available to accounting personnel, including (i) automating the issuance of credit memos to clients, (ii) automating the matching of credit memos against related/applicable debits, (iii) increasing communication and workflow between the operations group and the collections department related to returned goods and (iv) streamlining and conforming policies and procedures across all business units;

INSIGHT ENTERPRISES, INC.
•	Developed a training program to ensure appropriate personnel understand the systems enhancements and the new policies, procedures and controls related to aged trade credits;
•	Implemented a robust and comprehensive unclaimed property reporting methodology to timely and accurately comply with all applicable state laws; and
•	Enhanced our monitoring controls to more promptly identify and adequately respond to changes in the Company’s operations and business processes resulting from systems improvements and/or upgrades, acquisitions or business mix.
The following changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) implemented during the quarter ended December 31, 2009 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:
•	Completed implementing policies and procedures to research and properly dispose of customer credits and outstanding purchase orders and comply with unclaimed property laws, including an escalation procedure if a credit remains unresolved for an extended period;
•	Completed implementing system enhancements, including (i) automating the issuance of credit memos to clients, (ii) automating the matching of credit memos against related/applicable debits when the amounts are equal and (iii) streamlining and conforming policies and procedures across all business units; and
•	Completed the rollout of training programs to ensure appropriate personnel understand the systems enhancements and the new policies, procedures and controls related to aged trade credits.
We have completed all of the actions necessary to remediate the material weakness in internal control over financial reporting and have tested the controls for effectiveness.
(c) Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our reports to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.
Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and determined that as of December 31, 2009 our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
The information required by this item and included under the captions “Information Concerning Directors and Executive Officers,” “Meetings of the Board and Its Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” and can be found in our definitive Proxy Statement relating to our 2010 Annual Meeting of Stockholders (our “Proxy Statement”) and is incorporated herein by reference.

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

INSIGHT ENTERPRISES, INC.
By:	/s/ Kenneth T. Lamneck
Kenneth T. Lamneck
Chief Executive Officer
Dated: February 24, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth T. Lamneck Kenneth T. Lamneck	President, Chief Executive Officer and Director	February 24, 2010

/s/ Glynis A. Bryan	Chief Financial Officer	February 24, 2010
Glynis A. Bryan	(principal financial officer and principal accounting officer)

/s/ Timothy A. Crown*	Chairman of the Board	February 24, 2010
Timothy A. Crown

/s/ Bennett Dorrance*	Director	February 24, 2010
Bennett Dorrance

/s/ Michael M. Fisher*	Director	February 24, 2010
Michael M. Fisher

/s/ Larry A. Gunning*	Director	February 24, 2010
Larry A. Gunning

/s/ Anthony F. Ibargüen*	Director	February 24, 2010
Anthony F. Ibargüen

/s/ Robertson C. Jones*	Director	February 24, 2010
Robertson C. Jones

/s/ Kathleen S. Pushor*	Director	February 24, 2010
Kathleen S. Pushor

/s/ David J. Robino*	Director	February 24, 2010
David J. Robino

/s/ Robert F. Woods*	Director	February 24, 2010
Robert F. Woods

*	By:	/s/ Steven R. Andrews
Steven R. Andrews, Attorney in Fact

INSIGHT ENTERPRISES, INC.
EXHIBITS TO FORM 10-K
YEAR ENDED DECEMBER 31, 2009
Commission File No. 0-25092
(Unless otherwise noted, exhibits are filed herewith.)

Exhibit
No.		Description
3.1		—	Composite Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of our annual report on Form 10-K for the year ended December 31, 2005).
3.2		—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on January 14, 2008).
3.3		—	Form of Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 5 of our Registration Statement on Form 8-A (no. 00-25092) filed on March 17, 1999).
4.1		—	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).
10.1	(1)	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of our annual report on Form 10-K for the year ended December 31, 2006).
10.2	(2)	—	1998 Employee Restricted Stock Plan (incorporated by reference to Exhibit 99.3 of our Form S-8 (No. 333-69113) filed on December 17, 1998).
10.3	(2)	—	1998 Officer Restricted Stock Plan (incorporated by reference to Exhibit 99.2 of our Form S-8 (No. 333-69113) filed on December 17, 1998).
10.4	(2)	—	1999 Broad Based Employee Stock Option Plan (incorporated by reference to Exhibit 10.14 of our annual report on Form 10-K for the year ended December 31, 1999).
10.5	(2)	—	1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of our Registration Statement on Form S-8 (No. 333-110915) declared effective December 4, 2004).
10.6	(2)	—	2007 Omnibus Plan (incorporated by reference to Annex A of our Proxy Statement filed on October 9, 2007).
10.7	(2)	—	First Amendment to 2007 Omnibus Plan (incorporated by reference to Exhibit 10.4 of our quarterly report on Form 10-Q for the quarter ended September 30, 2008).
10.8	(2)	—
Executive Service Agreement between Insight Direct UK Limited and Stuart Fenton dated September 12, 2002 (incorporated by reference to Exhibit 10.31 of our annual report on Form 10-K for the year ended December 31, 2002).

10.9	(2)	—
Amendment to Executive Service Agreement between Insight Direct (UK) and Stuart Fenton dated as of March 1, 2005 and effective July 1, 2004 (incorporated by reference to Exhibit 10.25 of our annual report on Form 10-K for the year ended December 31, 2004).

10.10	(2)	—
Release and Severance Agreement between Insight Enterprises, Inc. and Catherine Eckstein (incorporated by reference to Exhibit 10.3 of our quarterly report on Form 10-Q for the quarter ended June 30, 2008).

10.11	(2)	—	Executive Management Separation Plan effective as of January 1, 2008 (incorporated by reference to Exhibit 10.5 for our quarterly report on Form 10-Q for the quarter ended September 30, 2008).
10.12	(2)	—
Amended and Restated Employment Agreement between Insight Enterprises, Inc. and Richard A. Fennessy dated as of January 1, 2009 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on January 7, 2009).

10.13	(2)	—
Separation and General Release Agreement by and between Insight Enterprises, Inc. and Richard A. Fennessy dated as of September 7, 2009 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on September 8, 2009).

10.14	(2)	—
Amended and Restated Employment Agreement between Insight Direct USA, Inc. and Mark T. McGrath dated as of January 1, 2009 (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on January 7, 2009).

10.15	(2)	—	Release and Severance Agreement by and between Insight Direct USA, Inc. and Mark T. McGrath dated as of March 1, 2009.
10.16	(2)	—
Amended and Restated Employment Agreement between Insight Enterprises, Inc. and Glynis A. Bryan dated as of January 1, 2009 (incorporated by reference to Exhibit 10.3 of our current report on Form 8-K filed January 7, 2009).

10.17	(2)	—
Amended and Restated Employment Agreement between Insight Enterprises, Inc. and Steven R. Andrews dated as of January 1, 2009 (incorporated by reference to Exhibit 10.4 of our current report on Form 8-K filed on January 7, 2009).

10.18	(2)	—
Amended and Restated Employment Agreement between Insight Enterprises, Inc. and Gary M. Glandon dated as of January 1, 2009 (incorporated by reference to Exhibit 10.5 of our current report on Form 8-K filed on January 7, 2009).

10.19	(2)	—	Release and Severance Agreement by and between Insight Enterprises, Inc. and Gary M. Glandon dated as of April 2, 2009.
10.20	(2)	—
Amended and Restated Employment Agreement between Insight Enterprises, Inc. and Karen K. McGinnis dated as of January 1, 2009 (incorporated by reference to Exhibit 10.6 of our current report on Form 8-K filed on January 7, 2009).

10.21	(2)	—	Release and Severance Agreement by and between Insight Enterprises, Inc. and Karen K. McGinnis dated as of March 20, 2009.

INSIGHT ENTERPRISES, INC.
EXHIBITS TO FORM 10-K (continued)
YEAR ENDED DECEMBER 31, 2009
Commission File No. 0-25092

Exhibit
No.			Description
10.22	(2)	—
Amended and Restated Employment Agreement between Insight Enterprises, Inc. and Stephen A. Speidel dated as of January 1, 2009 (incorporated by reference to Exhibit 10.7 of our current report on Form 8-K filed on January 7, 2009).

10.23	(2)	—	Letter Agreement with Anthony A. Ibargüen, dated as of September 7, 2009 (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on September 8, 2009).
10.24	(2)	—	Employment Agreement between Insight Enterprises, Inc. and Kenneth T. Lamneck, dated as of December 16, 2009.
10.25		—
Receivables Purchase Agreement dated as of December 31, 2002 among Insight Receivables, LLC, Insight Enterprises, Inc., Jupiter Securitization Corporation, Bank One NA, and the entities party thereto from time to time as financial institutions (incorporated by reference to Exhibit 10.38 of our annual report on Form 10-K for the year ended December 31, 2002).

10.26		—
Amended and Restated Receivables Sale Agreement dated as of September 3, 2003 by and among Insight Direct USA, Inc. and Insight Public Sector, Inc. as originators, and Insight Receivables, LLC, as buyer (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the quarter ended September 30, 2003).

10.27		—
Amendment No. 1 to Receivables Purchase Agreement dated as of September 3, 2003 (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q for the quarter ended September 30, 2003).

10.28		—
Amendment No. 2 to Receivables Purchase Agreement dated as of December 23, 2003 among Insight Receivables, LLC, Insight Enterprises, Inc. and Jupiter Securitization Corporation, Bank One NA (incorporated by reference to Exhibit 10.42 of our annual report on Form 10-K for the year ended December 31, 2003).

10.29		—	Amendment No. 5 to Receivables Purchase Agreement dated as of March 25, 2005 (incorporated by reference to Exhibit 10.4 of our quarterly report on Form 10-Q for the quarter ended March 31, 2005).
10.30		—	Amendment No. 6 to Receivables Purchase Agreement dated as of December 19, 2005 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on December 22, 2005).
10.31		—	Amendment No. 7 to Receivables Purchase Agreement dated as of September 7, 2006 (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on September 8, 2006).
10.32		—	Amendment No. 9 to Receivables Purchase Agreement dated as of September 17, 2008 (incorporated by reference to Exhibit 10.3 of our current report on Form 8-K filed on September 23, 2008).
10.33		—
Amendment No. 11 and Joinder Agreement to Receivables Purchase Agreement dated as of July 24, 2009 (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the quarter ended June 30, 2009).

10.34		—
Second Amended and Restated Credit Agreement, dated as of April 1, 2008, among Insight Enterprises, Inc., the European Borrowers (as defined therein), the lenders party thereto, J.P. Morgan Europe Limited, as European Agent, Wells Fargo Bank, National Association and U.S. Bank National Association, as Co-Syndication Agents, and JPMorgan Chase Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q for the quarter ended September 30, 2009).

10.35		—
Amendment No. 1 to Second Amended and Restated Credit Agreement dated as of September 17, 2008 (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on September 23, 2008).

10.36		—
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

INSIGHT ENTERPRISES, INC.
EXHIBITS TO FORM 10-K (continued)
YEAR ENDED DECEMBER 31, 2009
Commission File No. 0-25092

Exhibit
No.		Description
10.37	—
Agreement and Plan of Merger, dated January 24, 2008, among Insight Enterprises, Inc., Insight Networking Services, LLC, and Calence, LLC (incorporated by reference to Exhibit 2.1 of our quarterly report on Form 10-Q for the quarter ended September 30, 2009).

10.38	—
Support Agreement, dated January 24, 2008 among Insight Enterprises, Inc., Insight Networking Services, LLC, Avnet, Inc., Calence Holdings, Inc., Michael F. Fong, Timothy J. Porthouse, Richard J. Lesniak, Jr., Mary Donna Rives Lesniak, The Richard J. Lesniak Irrevocable Trust, and the Mary Donna Lesniak Irrevocable Trust (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the quarter ended September 30, 2009).

18	—	Letter from KPMG LLP regarding change in accounting principle.
21	—	Subsidiaries of the Registrant.
23.1	—	Consent of KPMG LLP.
24.1	—	Power of Attorney for Timothy A. Crown dated February 16, 2010.
24.2	—	Power of Attorney for Bennett Dorrance dated February 16, 2010.
24.3	—	Power of Attorney for Michael M. Fisher dated February 16, 2010.
24.4	—	Power of Attorney for Larry A. Gunning dated February 16, 2010.
24.5	—	Power of Attorney for Anthony A. Ibargüen dated February 16, 2010.
24.6	—	Power of Attorney for Robertson C. Jones dated February 16, 2010.
24.7	—	Power of Attorney for Kathleen S. Pushor dated February 16, 2010.
24.8	—	Power of Attorney for David J. Robino dated February 22, 2010.
24.9	—	Power of Attorney for Robert F. Woods dated February 16, 2010.
31.1	—	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rule 13a-14.
31.2	—	Certification of Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14.
32.1	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	We have entered into a separate indemnification agreement with each of the following directors and executive officers that differ only in names and dates: Steven R. Andrews, Glynis A. Bryan, Timothy A. Crown, Bennett Dorrance, Michael M. Fisher, Larry A. Gunning, Anthony A. Ibargüen, Helen K. Johnson, Robertson C. Jones, Kenneth T. Lamneck, Kathleen S. Pushor, David J. Robino, Stephen A. Speidel and Robert F. Woods. Pursuant to the instructions accompanying Item 601 of Regulation S-K, the Registrant is filing the form of such indemnification agreement.

(2)	Management contract or compensatory plan or arrangement.