Form 10-Q
period 2010-03-31
INSIGHT ENTERPRISES INC
filed 2010-05-06
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-25092
INSIGHT ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	86-0766246 (I.R.S. Employer Identification Number)
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
Yes ☐           No ☑
The number of shares outstanding of the issuer’s common stock as of April 30, 2010 was 46,226,252.

INSIGHT ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
Three Months Ended March 31, 2010

INSIGHT ENTERPRISES, INC.
FORWARD-LOOKING INFORMATION
Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect net sales, gross profit, operating expenses, earnings from continuing operations, non-operating income and expenses, net earnings or cash flows, cash needs and the sufficiency of our capital resources and the payment of accrued expenses and liabilities; detail of our business strategy and our strategic initiatives; effects of acquisitions or dispositions; projections of capital expenditures and trade credit liability settlements and payments, our business outlook and earnings per share expectations in 2010; the availability of financing and our needs or plans relating thereto; plans relating to our products and services; the effect of new accounting principles or changes in accounting policies; the effect of guaranty and indemnification obligations and other off-balance sheet arrangements; projections about the outcome of ongoing tax audits; statements related to accounting estimates, including estimated stock-based compensation award forfeitures and the realization of deferred tax assets; the timing of amortization of stock-based compensation expense and accrued severance and restructuring costs; projections of compliance with debt covenants; our intentions to reinvest undistributed earnings of foreign subsidiaries; our positions and strategies with respect to ongoing and threatened litigation, including those matters identified in “Legal Proceedings” in Part II, Item 1 of this report; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions, and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that the results discussed in the forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
INSIGHT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$85,324	$68,066
Accounts receivable, net of allowances for doubtful accounts of $20,623 and $22,364, respectively	828,311	998,770
Inventories	81,212	82,380
Inventories not available for sale	40,619	43,036
Deferred income taxes	33,630	35,750
Other current assets	89,077	32,318

Total current assets	1,158,173	1,260,320

Property and equipment, net of accumulated depreciation of $165,581 and $160,904, respectively	144,869	150,103
Goodwill	16,474	15,829
Intangible assets, net of accumulated amortization of $43,561 and $39,187, respectively	78,114	82,483
Deferred income taxes	77,468	78,489
Other assets	19,640	16,097

	$1,494,738	$1,603,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$687,447	$695,549
Accrued expenses and other current liabilities	176,947	212,276
Current portion of long-term debt	880	875
Deferred revenue	50,138	54,135

Total current liabilities	915,412	962,835

Long-term debt	82,127	149,349
Deferred income taxes	2,968	3,054
Other liabilities	23,813	20,509

	1,024,320	1,135,747

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 46,222 shares at March 31, 2010 and 45,956 shares at December 31, 2009 issued and outstanding	462	460
Additional paid-in capital	372,817	372,021
Retained earnings	83,029	73,864
Accumulated other comprehensive income — foreign currency translation adjustments	14,110	21,229

Total stockholders’ equity	470,418	467,574

	$1,494,738	$1,603,321

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009

Net sales	$1,049,380	$951,160
Costs of goods sold	904,335	819,389

Gross profit	145,045	131,771
Operating expenses:
Selling and administrative expenses	127,711	133,343
Severance and restructuring expenses	71	6,347

Earnings (loss) from operations	17,263	(7,919)
Non-operating (income) expense:
Interest income	(127)	(100)
Interest expense	2,367	2,099
Net foreign currency exchange loss (gain)	209	(51)
Other expense, net	346	279

Earnings (loss) before income taxes	14,468	(10,146)
Income tax expense (benefit)	5,303	(3,349)

Net earnings (loss)	$9,165	$(6,797)

Net earnings (loss) per share:
Basic	$0.20	$(0.15)

Diluted	$0.20	$(0.15)

Shares used in per share calculations:
Basic	46,073	45,710

Diluted	46,643	45,710

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009*
Cash flows from operating activities:
Net earnings (loss)	$9,165	$(6,797)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	9,743	9,773
Provision for losses on accounts receivable	1,365	655
Write-downs of inventories	1,276	2,221
Non-cash stock-based compensation	1,214	6,091
Excess tax benefit from employee gains on stock-based compensation	(844)	—
Deferred income taxes	2,435	(1,846)
Changes in assets and liabilities:
Decrease in accounts receivable	150,052	117,169
Decrease in inventories	1,500	7,631
Increase in other current assets	(57,251)	(6,269)
Increase in other assets	(3,473)	(424)
Increase (decrease) in accounts payable	26,004	(8,705)
Decrease in deferred revenue	(1,353)	(1,500)
Decrease in accrued expenses and other liabilities	(29,796)	(16,690)

Net cash provided by operating activities	110,037	101,309

Cash flows from investing activities:
Purchases of property and equipment	(2,794)	(5,062)

Net cash used in investing activities	(2,794)	(5,062)

Cash flows from financing activities:
Borrowings on senior revolving credit facility	206,500	307,873
Repayments on senior revolving credit facility	(273,500)	(364,873)
Borrowings on accounts receivable securitization financing facility	25,000	120,000
Repayments on accounts receivable securitization financing facility	(25,000)	(120,000)
Payments on capital lease obligation	(217)	—
Net repayments under inventory financing facility	(19,836)	(17,830)
Payment of deferred financing fees	—	(531)
Excess tax benefit from employee gains on stock-based compensation	844	—
Payment of payroll taxes on stock-based compensation through shares withheld	(1,151)	(307)

Net cash used in financing activities	(87,360)	(75,668)

Foreign currency exchange effect on cash flows	(2,625)	(2,561)

Increase in cash and cash equivalents	17,258	18,018
Cash and cash equivalents at beginning of period	68,066	49,175

Cash and cash equivalents at end of period	$85,324	$67,193

*	Certain amounts in the consolidated statement of cash flows for the three months ended March 31, 2009 have been reclassified to conform to the presentation for the three months ended March 31, 2010.
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2010, our results of operations and cash flows for the three months ended March 31, 2010 and 2009. The consolidated balance sheet as of December 31, 2009 was derived from the audited consolidated balance sheet at such date. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission (“SEC”) and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).
The results of operations for such interim periods are not necessarily indicative of results for the full year, due in part to the seasonal nature of the business. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the related notes thereto, in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
Reclassifications
Consistent with our presentation as of December 31, 2009, included in our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009, we reclassified certain current asset and current liability amounts as of March 31, 2009 which affected the accompanying consolidated statement of cash flows for the three months ended March 31, 2009 to conform to the presentation for the three months ended March 31, 2010. Such reclassifications were required to conform presentation among all of our subsidiaries. Such reclassifications had no effect on previously reported net earnings (loss) or operating cash flow amounts.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Consistent with our presentation for the year ended December 31, 2009, included in our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009, we revised the classification of the net increase in book overdrafts of $5,214,000 for the three months ended March 31, 2009, from a financing activity to an operating activity in our consolidated statements of cash flows. We concluded this classification is preferable as our book overdrafts, which are not directly linked to a credit facility or other bank overdraft arrangement, do not result in an actual bank financing, but rather constitute normal unpaid trade payables at the end of a reporting period. The revision in classification had no effect on our consolidated balance sheet or reported net earnings in any period.
Recently Issued Accounting Pronouncements
There have been no material changes or additions to the recently issued accounting pronouncements as previously reported in Note 1 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009 which affect or may affect our financial statements.
2. Net Earnings (Loss) Per Share (“EPS”)
Basic EPS is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and restricted stock units. A reconciliation of the denominators of the basic and diluted EPS calculations follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2010	2009
Numerator:
Net earnings (loss)	$9,165	$(6,797)

Denominator:
Weighted average shares used to compute basic EPS	46,073	45,710
Dilutive potential common shares due to dilutive options and restricted stock units, net of tax effect	570	—

Weighted average shares used to compute diluted EPS	46,643	45,710

Net earnings (loss):
Basic	$0.20	$(0.15)

Diluted	$0.20	$(0.15)

During the three months ended March 31, 2010, 543,000 weighted average outstanding stock options were not included in the diluted EPS calculation because the exercise prices of these options were greater than the average market price of our common stock during the period. No potential common shares were included in the diluted EPS computation for the three months ended March 31, 2009 because of the net loss in that period, which would have resulted in an antidilutive per share effect.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
3. Goodwill
During the three months ended March 31, 2010, we recorded $645,000 of additional purchase price consideration and the related accrued interest thereon as a result of Calence, LLC (“Calence”), acquired April 1, 2008, achieving certain performance targets during the first quarter of 2010. The additional goodwill was recorded as part of our North America reporting unit. Additional purchase price consideration and the related accrued interest thereon of $5,123,000 that was earned subsequent to the last scheduled payment date through March 31, 2010 is included in accrued expenses and other current liabilities within our consolidated balance sheet as of March 31, 2010. Such amount, the final additional purchase price payment, was paid to the former owners of Calence on April 1, 2010.
4. Debt, Capital Lease Obligation and Inventory Financing Facility
Debt
Our long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2010	2009
Senior revolving credit facility	$80,000	$147,000
Accounts receivable securitization financing facility (the “ABS facility”)	—	—
Capital lease obligation	3,007	3,224

Total	83,007	150,224
Less: current portion of obligation under capital lease	(880)	(875)
Less: current portion of revolving credit facilities	—	—

Long-term debt	$82,127	$149,349

Our senior revolving credit facility has a maximum borrowing capacity of $300,000,000 and matures April 1, 2013.
Our ABS facility has a maximum borrowing capacity of $150,000,000 and matures on July 23, 2010. While the ABS facility has a stated maximum amount, the actual availability under the ABS facility is limited by the quantity and quality of the underlying accounts receivable. As of March 31, 2010, availability under the ABS facility was $70.0 million. We currently anticipate that we will be able to renew the ABS facility prior to its maturity on July 23, 2010.
Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our senior revolving credit facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings (loss) plus (i) interest expense, less non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization, (iv) non-cash goodwill impairment and (v) non-cash stock-based compensation (referred to herein as “adjusted earnings”). The maximum leverage ratio permitted under the agreements is 2.75 times trailing twelve-month adjusted earnings. As a result of this limitation, of the $450.0 million of aggregate maximum debt capacity available under our senior revolving credit facility and our ABS facility, the Company’s debt balance that could have been outstanding as of March 31, 2010 was limited to $340.9 million based on 2.75 times the Company’s trailing twelve-month adjusted earnings.
Our financing facilities contain various covenants. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified period of time. At March 31, 2010, we were in compliance with all such covenants.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Capital Lease Obligation
In July 2009, we entered into a four-year lease for certain IT equipment. Subsequently, in November 2009, we amended this lease to include additional IT equipment to be used in the same manner as the equipment covered by the initial lease. The obligations under the capitalized lease are included in long-term debt in our consolidated balance sheet as of March 31, 2010. The current and long-term portions of the obligation are included in the table above.
The equipment held under the capitalized lease is included in property and equipment and is amortized on a straight-line basis over the lease term. The related amortization expense is included in selling and administrative expenses in our consolidated statement of operations for the three months ended March 31, 2010. As of March 31, 2010, accumulated amortization on the capital lease assets was $557,000.
Inventory Financing Facility
As of March 31, 2010 and December 31, 2009, $74,446,000 and $94,282,000, respectively, was included in accounts payable within the consolidated balance sheet related to our inventory financing facility.
5. Income Taxes
Our effective tax rate for the three months ended March 31, 2010 was 36.7%. For the three months ended March 31, 2010, our effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to state income taxes, net of federal benefit and other non-deductible expenses, partially offset by lower taxes on earnings in foreign jurisdictions.
Our effective tax rate for the three months ended March 31, 2009 was a benefit of 33.0%. For the three months ended March 31, 2009, our effective tax rate differed from the United States federal statutory rate of 35.0% due primarily to the mix of income and losses taxed at different tax rates in the various jurisdictions in which we operate and state income taxes, net of federal tax.
As of March 31, 2010 and December 31, 2009, we had $5,744,000 and $5,923,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $414,000 and $330,000 relate to accrued interest as of March 31, 2010 and December 31, 2009, respectively.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
6. Severance, Restructuring and Acquisition Integration Activities
Severance Costs Expensed for 2010 Resource Actions
During the three months ended March 31, 2010, EMEA recorded severance expense totaling $306,000. The outstanding obligations are expected to be paid during the year ending December 31, 2010 and are therefore included in accrued expenses and other current liabilities.
Severance Costs Expensed for 2009 Resource Actions
During the year ended December 31, 2009, North America, EMEA and APAC recorded severance expense related to the departure of our former President and Chief Executive Officer from the Company and ongoing restructuring efforts to reduce operating expenses. As of December 31, 2009, all severance costs recorded by APAC in connection with 2009 resource actions had been paid. The following table details the changes in these liabilities during the three months ended March 31, 2010 (in thousands):

	North America	EMEA	Consolidated
Balance at December 31, 2009	$38	$1,904	$1,942
Foreign currency translation adjustments	—	(121)	(121)
Adjustments	—	(165)	(165)
Cash payments	(19)	(369)	(388)

Balance at March 31, 2010	$19	$1,249	$1,268

An adjustment of $165,000 was recorded as a reduction of severance and restructuring expense recorded during the three months ended March 31, 2010 and the related severance accrual in EMEA due to changes in estimates as cash payments were made. All remaining outstanding obligations are expected to be paid during the year ending December 31, 2010 and are therefore included in accrued expenses and other current liabilities.
Severance Costs Expensed for 2008 Resource Actions
During the year ended December 31, 2008, North America, EMEA and APAC recorded severance expense related to ongoing restructuring efforts to reduce operating expenses related to support functions. As of December 31, 2009, all severance costs recorded by APAC in connection with 2008 resource actions had been paid. The following table details the changes in these liabilities during the three months ended March 31, 2010 (in thousands):

	North America	EMEA	Consolidated
Balance at December 31, 2009	$19	$70	$89
Foreign currency translation adjustments	—	—	—
Adjustments	—	(70)	(70)
Cash payments	(19)	—	(19)

Balance at March 31, 2010	$—	$—	$—

An adjustment of $70,000 was recorded as a reduction of severance and restructuring expense recorded during the three months ended March 31, 2010 and the related severance accrual in EMEA due to changes in estimate.
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
As of December 31, 2009, all severance costs recorded by North America in connection with the integration of Software Spectrum had been paid.
The following table details the changes in these liabilities during the three months ended March 31, 2010 (in thousands):

EMEA
Balance at December 31, 2009	$1,358
Foreign currency translation adjustments	(87)
Adjustments	—
Cash payments	(209)

Balance at March 31, 2010	$1,062

All remaining outstanding obligations are expected to be paid during the year ending December 31, 2010 and are therefore included in accrued expenses and other current liabilities.
Restructuring Costs Expensed in 2005
During the year ended December 31, 2005, Insight UK moved into a new facility and recorded facilities-based restructuring costs of $7,458,000.
The following table details the changes in this liability during the three months ended March 31, 2010 (in thousands):

EMEA
Balance at December 31, 2009	$77
Foreign currency translation adjustments	(5)
Adjustments	—
Cash payments	—

Balance at March 31, 2010	$72

The related leases expired in October 2009, and the remaining balance in the accrual related to certain service charges is expected to be paid in 2010.
7. Stock-Based Compensation
We recorded the following pre-tax amounts for stock-based compensation, by operating segment, in our consolidated financial statements (in thousands):

	Three Months Ended
	March 31,
	2010	2009
North America	$942	$4,260
EMEA	238	1,753
APAC	34	78

Total	$1,214	$6,091

Stock Options
For the three months ended March 31, 2010 and 2009, we recorded stock-based compensation expense related to stock options, net of an estimate of forfeitures, of $91,000 and $65,000, respectively. As of March 31, 2010, total compensation cost not yet recognized related to nonvested stock options is $264,000, which is expected to be recognized over the next .49 years on a weighted-average basis.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes our stock option activity during the three months ended March 31, 2010:

				Weighted
			Aggregate	Average
		Weighted	Intrinsic Value	Remaining
	Number	Average	(in-the-money	Contractual
	Outstanding	Exercise Price	options)	Life (in years)
Outstanding at January 1, 2010	589,424	$18.82
Granted	—	—
Exercised	—	—	$—

Forfeited or expired	(92,174)	18.81

Outstanding at March 31, 2010	497,250	18.83	$5,951	1.27

Exercisable at March 31, 2010	430,584	18.99	$5,951	1.05

Vested and expected to vest	497,250	18.83	$5,951	1.27

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $14.36 as of March 31, 2010, which would have been received by the option holders had all option holders exercised options and sold the underlying shares on that date.
The following table summarizes the status of outstanding stock options as of March 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number of	Remaining	Exercise	Number of	Exercise
Exercise	Options	Contractual	Price Per	Options	Price Per
Prices	Outstanding	Life (in years)	Share	Exercisable	Share
$13.94 - 17.76	31,242	0.87	$15.08	31,242	$15.08
17.77 - 17.77	200,000	2.72	17.77	133,334	17.77
17.94 - 18.53	73,840	0.09	18.44	73,840	18.44
18.65 - 18.65	116,079	0.10	18.65	116,079	18.65
18.80 - 41.00	76,089	0.56	23.78	76,089	23.78

	497,250	1.27	18.83	430,584	18.99

Restricted Stock
For the three months ended March 31, 2010 and 2009, we recorded stock-based compensation expense, net of estimated forfeitures, related to restricted stock units (“RSUs”) of $1,123,000 and $6,026,000, respectively. The expense for the three months ended March 31, 2009 includes a non-cash charge of $5,478,000 that was recognized as a result of the cancellation of certain long-term incentive awards and is discussed further in our Annual Report on Form 10-K for the year ended December 31, 2009. As of March 31, 2010, total compensation cost not yet recognized related to nonvested RSUs is $12,883,000, which is expected to be recognized over the next 1.40 years on a weighted-average basis.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes our RSU activity during the three months ended March 31, 2010:

		Weighted Average
	Number	Grant Date Fair Value	Fair Value
Nonvested at January 1, 2010	1,126,797	$5.95
Granted	814,014	13.04
Vested, including shares withheld to cover taxes	(352,943)	8.29	$4,670,914	(a)

Forfeited	(7,155)	7.22

Nonvested at March 31, 2010	1,580,713	9.08	$22,699,039	(b)

Expected to vest	1,459,912		$20,964,336	(b)

(a)	The fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

(b)	The aggregate fair value of the nonvested RSUs expected to vest represents the total pre-tax fair value, based on our closing stock price of $14.36 as of March 31, 2010, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.
During the three months ended March 31, 2010 and 2009, the RSUs that vested for teammates in the United States were net-share settled such that we withheld shares with value equivalent to the teammates’ minimum statutory United States tax obligations for the applicable income and other employment taxes and remitted the corresponding cash amount to the appropriate taxing authorities. The total shares withheld during the three months ended March 31, 2010 and 2009 of 87,040 and 80,133, respectively, were based on the value of the RSUs on their vesting date as determined by our closing stock price on such vesting date. For the three months ended March 31, 2010 and 2009, total payments for the employees’ tax obligations to the taxing authorities were $1,151,000 and $307,000, respectively, and are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the economic effect of repurchases of common stock as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent a repurchase of shares or an expense to us.
8. Derivative Financial Instruments
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
Non-Designated Hedges
We use foreign exchange forward contracts to hedge certain non-functional currency assets and liabilities from changes in exchange rate movements. Our non-functional currency assets and liabilities are primarily related to foreign currency denominated payables, receivables, and cash balances. The foreign currency forward contracts, carried at fair value, typically have a maturity of one month or less. We currently enter into approximately four foreign exchange forward contracts per month with an average notional value of $8,400,000 and an average maturity of approximately one week. Additional information on our purpose for entering into derivatives is described in “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009.
The counterparties associated with our foreign exchange forward contracts are large credit worthy commercial banks. The derivatives transacted with these institutions are short in duration, and therefore we do not consider counterparty concentration and non-performance to be material risks.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes our derivative financial instruments as of March 31, 2010 and December 31, 2009 (in thousands):

		March 31, 2010		December 31, 2009
		Asset	Liability	Asset	Liability
	Balance Sheet	Derivatives	Derivatives	Derivatives	Derivatives
	Location	Fair Value	Fair Value	Fair Value	Fair Value
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$14	$—	$105	$—
Foreign exchange forward contracts	Accrued expenses and other current liabilities	—	—	—	65

Total derivatives not designated as hedging instruments		$14	$—	$105	$65

The following table summarizes the effect of our derivative financial instruments on our results of operations during the three months ended March 31, 2010 and 2009 (in thousands):

		Amount of Loss Recognized in
		Earnings on Derivatives
Derivatives Not Designated as	Location of Loss Recognized	Three Months Ended	Three Months Ended
Hedging Instruments	in Earnings on Derivatives	March 31, 2010	March 31, 2009
Foreign exchange forward contracts	Net foreign currency exchange (gain) loss	$(398)	$1,132

Total		$(398)	$1,132

9. Fair Value Measurements
The following table summarizes the valuation of our financial instruments by the following three categories as of March 31, 2010 and December 31, 2009 (in thousands):
Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

			March 31, 2010		December 31, 2009
			Asset	Liability	Asset	Liability
	Balance Sheet		Derivatives	Derivatives	Derivatives	Derivatives
	Classification		Fair Value	Fair Value	Fair Value	Fair Value
Foreign Exchange Derivatives	Other current assets	Level 1	$—	$—	$—	$—
		Level 2	14	—	105	—
		Level 3	—	—	—	—

			$14	$—	$105	$—

Foreign Exchange Derivatives	Accrued expenses and other current liabilities	Level 1	$—	$—	$—	$—
		Level 2	—	—	—	65
		Level 3	—	—	—	—

			$—	$—	$—	$65

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
We have elected to use the income approach to value our foreign exchange derivatives, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount assuming that participants are motivated, but not compelled, to transact. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR rates, foreign exchange rates, and foreign exchange forward points). Mid-market pricing is used as a practical expedient for fair value measurements. The fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments and did not have a material impact on the fair value of these derivative instruments. Both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments. We did not have any assets or liabilities measured at Level 1 or Level 3 or implement any changes in our valuation techniques as of and for the three months ended March 31, 2010.
As of March 31, 2010, we have no nonfinancial assets or liabilities that are measured at fair value on a recurring basis, and our other financial assets or liabilities generally consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities. The estimated fair values of our cash equivalents is determined based on quoted prices in active markets for identical assets. The fair value of the other financial assets and liabilities is based on the value that would be received or paid in an orderly transaction between market participants and approximates the carrying value due to their nature and short duration.
10. Comprehensive Income (Loss)
Comprehensive income (loss) for the three months ended March 31, 2010 and 2009 includes the following component (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net earnings (loss)	$9,165	$(6,797)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(7,119)	(5,534)

Total comprehensive income (loss)	$2,046	$(12,331)

11. Commitments and Contingencies
Contractual
In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of March 31, 2010 and December 31, 2009, we had approximately $13,999,000 and $14,116,000, respectively, of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse them.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Guaranties
In the ordinary course of business, we may guarantee the indebtedness or performance obligations of our subsidiaries to vendors and clients. We have not recorded specific liabilities for these guaranties in our consolidated financial statements because, to the extent applicable, we have recorded the underlying liabilities associated with the guaranties. In the event we are required to perform under the related contracts, we believe the cost of such performance would not have a material adverse effect on our consolidated financial position, results of operations or liquidity. Our financing agreements generally limit the amount of guarantees that may be outstanding at a point in time related to client or vendor contracts where such guarantees are considered indebtedness, as defined in the financing agreements.
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
Management believes that payments, if any, related to these indemnifications are not probable at March 31, 2010. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.
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
We make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and are adjusted to reflect the effects of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular claim. Although litigation is inherently unpredictable, we believe that we have adequate provisions for any probable and estimable losses. It is possible, nevertheless, that our consolidated financial position, results of operations or liquidity could be materially and adversely affected in any particular period by the resolution of a legal proceeding. Legal expenses related to defense, negotiations, settlements, rulings and advice of outside legal counsel are expensed as incurred.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Beginning in March 2009, three purported class action lawsuits were filed in the U.S. District Court for the District of Arizona against us and certain of our current and former directors and officers on behalf of purchasers of our securities during the period April 22, 2004 to February 6, 2009. Two plaintiffs voluntarily dismissed their complaints, and the court appointed a lead plaintiff and lead counsel. The plaintiff in the remaining action filed an amended complaint in September 2009, seeking unspecified damages. The amended complaint asserted claims under the federal securities laws relating to our February 9, 2009 announcement that we expected to restate our financial statements and also includes additional allegations regarding other purported accounting and revenue recognition issues during the class period. All defendants filed motions to dismiss the amended complaint, and the court held oral argument on the motions to dismiss in March 2010. Those motions were granted in April 2010, and the amended complaint was dismissed without prejudice. In June 2009, we were notified that three shareholder derivative lawsuits had been filed, two in the Superior Court in Maricopa County, Arizona (the “State derivative actions”) and one in the U.S. District Court for the District of Arizona (the “Federal derivative action”), by persons identifying themselves as Insight shareholders and purporting to act on behalf of Insight, naming Insight as a nominal defendant and current and former officers and directors as defendants. Initially, the three derivative action complaints, like the purported class action complaint, primarily arose out of our February 9, 2009 announcement. The Federal derivative action was dismissed without prejudice in January 2010, and the plaintiff filed a second amended complaint in February 2010, dropping the claims arising from the February 9, 2009 announcement and instead focusing primarily on historical stock option granting practices and the Company’s prior investigation and disclosures relating thereto. In March 2010, we moved to dismiss the Federal derivative action. Oral argument on the motion to dismiss currently is scheduled for June 2010. The two State derivative actions were consolidated into a single action, and the plaintiff filed an amended complaint in the consolidated action on October 30, 2009 that alleges breaches of fiduciary duties of loyalty and good faith, breach of fiduciary duties for insider selling and misappropriation of information, and unjust enrichment. The amount of damages sought by the plaintiffs is not specified in the consolidated complaint. In November 2009, the plaintiffs moved for appointment as “lead plaintiffs,” their counsel as “lead counsel,” and their local counsel as “liaison counsel.” Also in November 2009, we moved to stay the State derivative actions. The Court heard oral argument on both motions and in February 2010 granted the motion to appoint lead plaintiffs, lead counsel and liaison counsel and denied the motion to stay. Thereafter, in April 2010, we moved to dismiss the State derivative actions. Oral argument on the motion to dismiss has been requested, but has not been set. In July and September 2009, we received, from the plaintiff in the Federal derivative action, separate demands to inspect our books and records pursuant to Section 220 of the Delaware General Corporation Law, and we objected to both demands as improper. In November 2009, that same plaintiff filed a lawsuit in the Court of Chancery of the State of Delaware seeking to compel the inspection of certain books and records. In January 2010, we filed a motion to dismiss that complaint, and the Court of Chancery heard oral argument on the motions to dismiss in March 2010. That motion is under submission. We have tendered a claim to our D&O liability insurance carriers, and our carriers have acknowledged their obligations under these policies subject to a reservation of rights.
Aside from the matters discussed above, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations or liquidity.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
12. Segment Information
We operate in three reportable geographic operating segments: North America; EMEA; and APAC. Currently, our offerings in North America and the United Kingdom include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and select software-related services. Net sales by product or service type for North America, EMEA and APAC were as follows for the three months ended March 31, 2010 and 2009 (in thousands):

	North America		EMEA		APAC
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
Sales Mix	2010	2009	2010	2009	2010	2009
Hardware	$454,451	$370,779	$121,232	$93,456	$58	$71
Software	185,715	238,605	191,510	173,607	43,279	19,835
Services	48,128	50,717	4,551	3,662	456	428

	$688,294	$660,101	$317,293	$270,725	$43,793	$20,334

All intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments and on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the three months ended March 31, 2010.
A portion of our operating segments’ selling and administrative expenses arise from shared services and infrastructure that we have historically provided to them in order to realize economies of scale. These expenses, collectively identified as corporate charges, include senior management expenses, internal audit, legal, tax, insurance services, treasury and other corporate infrastructure expenses. Charges are allocated to our operating segments, and the allocations have been determined on a basis that we considered to be a reasonable reflection of the utilization of services provided to or benefits received by the operating segments.
The tables below present information about our reportable operating segments as of and for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31, 2010
	North America	EMEA	APAC	Consolidated
Net sales	$688,294	$317,293	$43,793	$1,049,380
Costs of goods sold	589,347	276,032	38,956	904,335

Gross profit	98,947	41,261	4,837	145,045
Operating expenses:
Selling and administrative expenses	84,863	38,399	4,449	127,711
Severance and restructuring expenses	—	71	—	71

Earnings from operations	$14,084	$2,791	$388	17,263

Non-operating expense, net				2,795

Earnings before income taxes				14,468
Income tax expense				5,303

Net earnings				$9,165

Total assets at period end	$1,382,584	$403,544	$60,349	$1,846,477	*

*	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $351,739,000.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended March 31, 2009
	North America	EMEA	APAC	Consolidated
Net sales	$660,101	$270,725	$20,334	$951,160
Costs of goods sold	567,059	234,821	17,509	819,389

Gross profit	93,042	35,904	2,825	131,771
Operating expenses:
Selling and administrative expenses	95,107	34,906	3,330	133,343
Severance and restructuring expenses	5,859	417	71	6,347

(Loss) earnings from operations	$(7,924)	$581	$(576)	(7,919)

Non-operating expense, net				2,227

Loss before income taxes				(10,146)
Income tax benefit				(3,349)

Net loss				$(6,797)

Total assets at period end	$1,283,150	$355,091	$31,612	$1,669,853 **

**	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $200,502,000.
We recorded the following pre-tax amounts, by operating segment, for depreciation and amortization, in the accompanying consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2010	2009

North America	$7,881	$8,181
EMEA	1,693	1,459
APAC	169	133

Total	$9,743	$9,773

13. Subsequent Event
On April 26, 2010, we entered into an amendment to our inventory financing facility to increase the aggregate availability for vendor purchases under the facility from $90,000,000 to $100,000,000.

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
Consolidated net sales were $1.05 billion in the first quarter of 2010, an increase of 10% from the $951.2 million reported in the first quarter of 2009. Gross profit for the three months ended March 31, 2010 also increased 10% to $145.0 million, and gross margin declined slightly to 13.8%.
We reported earnings from operations of $17.3 million for the first quarter of 2010. Results of operations for the three months ended March 31, 2010 included the effects of the following items:
•	severance and restructuring expenses of $71,000, $50,000 net of tax, related to ongoing restructuring efforts in EMEA. Comparatively, the first quarter of 2009 included severance and restructuring expenses of $6.3 million, $4.0 million net of tax, related to resource actions taken in the first quarter and early April of 2009, primarily in North America and EMEA; and

•	legal and other professional fees of $497,000, $306,000 net of tax, associated with the trade credits restatement and related litigation. Comparatively, the first quarter of 2009 included legal and other professional fees of $4.1 million, $2.5 million net of tax, associated with the trade credits investigation and restatement quantification.
Results of operations for the prior year quarter ended March 31, 2009 also included the effects of the termination of equity incentive compensation awards that accelerated a non-cash charge of $5.5 million, $3.5 million net of tax, into the first quarter of 2009. No similar expense was incurred in the first quarter of 2010.
Net of tax amounts referenced above were computed using the effective tax rate for the taxing jurisdictions in the operating segment in which the related expense was recorded.
On a consolidated basis, we reported net earnings of $9.2 million and diluted earnings per share of $0.20 for the first quarter of 2010.
Our focus on cash flow initiatives continued to yield benefits in the first quarter, and, as a result, we ended the quarter with outstanding long-term debt under our senior revolving credit facility of $80.0 million, a $67.0 million decrease from December 31, 2009, even with cash outlays of $11.8 million during the three months ended March 31, 2010 to settle trade credit liabilities as part of our previously announced program of compliance with state unclaimed property laws.
Details about segment results of operations can be found in Note 12 to the Consolidated Financial Statements in Part I, Item 1 of this report.
As previously announced, we have been working to create a single sales and delivery organization in the U.S. In connection with this initiative, we determined in the first quarter of 2010 that certain leadership changes would be required. As such, Ken Lamneck, our President and Chief Executive Officer, will be assuming the position of sales leader for the U.S. sales organization until a new leader can be recruited.
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

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Updated Guidance
Given our stronger than expected financial performance in the first quarter, we now anticipate that diluted earnings per share for the full year of 2010 will be between $1.05 and $1.15. This outlook reflects the following assumptions:
•	continued strong demand for hardware technology in North America, partially offset by:
•	the full-year effect of partner program changes that were effective beginning in May of 2009;

•	a decline in sales of services in 2010 due to the completion of a significant services engagement in 2009 that is not currently expected to be replaced fully in 2010; and

•	an effective tax rate of approximately 36% — 39% for 2010, up from 26% in 2009.
This outlook does not include the effect of any severance and restructuring expenses or expenses associated with the restatement of our financial statements or related litigation.
Critical Accounting Estimates
General
Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). For a summary of significant accounting policies, see Note 1 to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results, however, may differ from estimates we have made. Members of our senior management have discussed the critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.
There have been no changes to the items disclosed as critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Results of Operations
The following table sets forth for the periods presented certain financial data as a percentage of net sales for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
Net sales	100.0%	100.0%
Costs of goods sold	86.2	86.1

Gross profit	13.8	13.9
Selling and administrative expenses	12.2	14.0
Severance and restructuring expenses	0.0	0.7

Earnings (loss) from operations	1.7	(0.8)
Non-operating expense, net	0.3	0.3

Earnings (loss) before income taxes	1.4	(1.1)
Income tax expense (benefit)	0.5	(0.4)

Net earnings (loss)	0.9%	(0.7%)

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
Net Sales. Net sales for the three months ended March 31, 2010 increased 10% compared to the three months ended March 31, 2009. Our net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended
	March 31,		%
	2010	2009	Change
North America	$688,294	$660,101	4%
EMEA	317,293	270,725	17%
APAC	43,793	20,334	115%

Consolidated	$1,049,380	$951,160	10%

Net sales in North America increased 4%, or $28.2 million, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Net sales of hardware increased 23% year over year, while software sales declined 22% and net sales in the services category declined 5% year to year. The increase in hardware net sales is primarily due to higher demand in all client groups, but particularly large corporate clients with more than 1,000 seats. The decline in software sales year to year relates to a significant public sector client software transaction in the first quarter of last year that was not replaced with new volume in the current year period, as well as the effects of the previously announced program changes with our largest software partner that were effective beginning in May 2009.
Net sales in EMEA increased 17%, or $46.6 million, in U.S. dollars, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Excluding the effects of foreign currency movements, net sales were up 10% compared to the first quarter of last year. Net sales of hardware grew 30% year over year in U.S. dollars, 20% excluding the effects of foreign currency movements, due to higher demand across all client groups, but specifically to public sector clients, where we continued to increase our presence and benefited from the effect of seasonal client budget releases. Software net sales increased 10% year over year in U.S. dollars, 4% excluding the effects of foreign currency movements, due primarily to higher volume, new client engagements and new publisher offerings, offset in part by the effects of publisher program changes that were effective beginning in May of last year. Services net sales increased 24% year over year in U.S. dollars, 17% excluding the effects of foreign currency movements, due primarily to higher volume.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Our APAC segment recognized net sales of $43.8 million for the three months ended March 31, 2010, a year over year increase of 115% from the three months ended March 31, 2009 in U.S. dollars, 71% excluding the effects of foreign currency movements. The increase primarily resulted from an increase in sales to public sector clients in the 2010 quarter, including one large contract that was earned in the first quarter of this year that historically was executed in the second quarter.
The percentage of net sales by category for North America, EMEA and APAC were as follows for the three months ended March 31, 2010 and 2009:

	North America		EMEA		APAC
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
Sales Mix	2010	2009	2010	2009	2010	2009
Hardware	66%	56%	39%	35%	—	—
Software	27%	36%	60%	64%	99%	98%
Services	7%	8%	1%	1%	1%	2%

	100%	100%	100%	100%	100%	100%

Currently, our offerings in North America and the United Kingdom include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and select software-related services.
Gross Profit. Gross profit for the three months ended March 31, 2010 increased 10% compared to the three months ended March 31, 2009, with gross margin decreased by 10 basis points. Our gross profit and gross profit as a percentage of net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended March 31,
		% of		% of
	2010	Net Sales	2009	Net Sales
North America	$98,947	14.4%	$93,042	14.1%
EMEA	41,261	13.0%	35,904	13.3%
APAC	4,837	11.0%	2,825	13.9%

Consolidated	$145,045	13.8%	$131,771	13.9%

North America’s gross profit for the three months ended March 31, 2010 increased 6% compared to the three months ended March 31, 2009, and, as a percentage of net sales, gross margin increased 30 basis points year over year, due primarily to a 99 basis point increase in product margin, which includes vendor funding and freight, and a decrease in the write-downs of inventories as a percentage of sales which increased margin by 16 basis points. Included in the increase in product margin year over year is a 27 basis point improvement in margin attributable to the extinguishment of certain restatement-related trade credits during the quarter through negotiated settlement or other legal release of the recorded liabilities. These increases in margin were partially offset by a decreases in margin related to agency fees for enterprise software agreements of 85 basis points primarily resulting from the effects of publisher program changes.
EMEA’s gross profit increased 15% in U.S. dollars for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Excluding the effects of foreign currency movements, gross profit was up 8% compared to the first quarter of last year. As a percentage of net sales, gross margin decreased 30 basis points due primarily to a decrease in agency fees for enterprise software agreement renewals of 59 basis points resulting from the effects of publisher program changes, offset in part by an increase in product margin, which includes vendor funding, of 28 basis points.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
APAC’s gross profit increased 71% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Excluding the effects of foreign currency movements, gross profit increased 36% compared to the first quarter of last year. As a percentage of net sales, gross margin declined by 290 basis points, primarily due to the effect of an increase in the mix of public sector business, which is typically transacted at lower margins as well as the effects of publisher program changes. These decreases in margin were partially offset by the release of a sales tax reserve of approximately $480,000 upon settlement with the local taxing authorities.
Operating Expenses.
Selling and Administrative Expenses. Selling and administrative expenses decreased $5.6 million, or 4% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Selling and administrative expenses as a percent of net sales by operating segment for the three months ended March 31, 2010 and 2009 were as follows (dollars in thousands):

	Three Months Ended March 31,
		% of		% of
	2010	Net Sales	2009	Net Sales
North America	$84,863	12.3%	$95,107	14.4%
EMEA	38,399	12.1%	34,906	12.9%
APAC	4,449	10.2%	3,330	16.4%

Consolidated	$127,711	12.2%	$133,343	14.0%

North America’s selling and administrative expenses decreased 11%, or $10.2 million, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, decreasing 210 basis points to 12.3% of net sales for the quarter. Salaries and benefits, including stock-based compensation, accounted for approximately $8.0 million of the decrease, of which $4.1 million results from the effect on the year over year comparison of the prior year charges related to the North America portion of the termination of an equity-based incentive compensation plan in February 2009. The remaining year over year decline in personnel costs is primarily attributable to cost reduction initiatives, offset partially by increases in variable costs as a result of increased net sales in the first quarter of 2010. In addition, we had a $2.9 million decline in legal and professional fees year over year, primarily related to professional fees and costs associated with the trade credits restatement. Selling and administrative expenses in the three months ended March 31, 2010 include $497,000 of related professional fees and costs compared to $4.1 million included in the three months ended March 31, 2009.
EMEA’s selling and administrative expenses increased 10%, or $3.5 million in U.S. dollars, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Excluding the effects of foreign currency movements, selling and administrative expenses increased 3% compared to the first quarter of last year. This increase year over year was primarily driven by increased salaries resulting from our investment in sales headcount focused on the middle market and public sector client groups and higher variable compensation on increased net sales. In addition, we incurred higher facility expenses in the first quarter of 2010 due to an office relocation in France. Selling and administrative expenses for the three months ended March 31, 2009 included $1.4 million of charges related to the EMEA portion of the termination of an equity-based incentive compensation plan in the prior year quarter that did not recur in the first quarter of 2010.
APAC’s selling and administrative expenses increased 34% or $1.1 million in U.S. dollars, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Excluding the effects of foreign currency movements, selling and administrative expenses increased 5% compared to the first quarter of last year. The increase year over year was primarily driven by higher variable compensation on increased net sales in the three months ended March 31, 2010.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Severance and Restructuring Expenses. During the three months ended March 31, 2010, EMEA recorded net severance expense of $71,000 related to ongoing restructuring efforts. During the quarter, $306,000 in new severance costs was offset partially by $235,000 of adjustments to prior severance accruals due to current period changes in estimates. Comparatively, during the three months ended March 31, 2009, North America, EMEA and APAC recorded severance expense of $5.9 million, $417,000 and $71,000, respectively.
Non-Operating (Income) Expense.
Interest Income. Interest income for the three months ended March 31, 2010 and 2009 was generated through short-term investments. The increase in interest income year over year is primarily due to increases in cash balances.
Interest Expense. Interest expense for the three months ended March 31, 2010 and 2009 primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facility. Imputed interest under our inventory financing facility was $534,000 and $363,000 for the three months ended March 31, 2010 and 2009, respectively. The increase in interest expense for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 is due primarily to higher interest rates, offset by the effect of decreases in the weighted average borrowings outstanding as we have paid down our debt.
Net Foreign Currency Exchange Gains/Losses. These gains/losses result from foreign currency transactions, including intercompany balances that are not considered long-term in nature. The change in net foreign currency exchange gains/losses is due primarily to the underlying changes in the applicable exchange rates, as mitigated by our use of foreign exchange forward contracts to hedge certain non-functional currency assets and liabilities against changes in exchange rate movements.
Other Expense, Net. Other expense, net, consists primarily of bank fees associated with our cash management activities.
Income Tax Expense. Our effective tax rate for the three months ended March 31, 2010 was an expense of 36.7% compared to a benefit of 33.0% for the three months ended March 31, 2009. The change from a benefit in 2009 to expense in 2010 was the result of the net loss for the three months ended March 31, 2009 compared to net earnings for the three months ended March 31, 2010.
Liquidity and Capital Resources
The following table sets forth certain consolidated cash flow information for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net cash provided by operating activities	$110,037	$101,309
Net cash used in investing activities	(2,794)	(5,062)
Net cash used in financing activities	(87,360)	(75,668)
Foreign currency exchange effect on cash flow	(2,625)	(2,561)

Increase in cash and cash equivalents	17,258	18,018
Cash and cash equivalents at beginning of period	68,066	49,175

Cash and cash equivalents at end of period	$85,324	$67,193

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Cash and Cash Flow
Our primary uses of cash during the three months ended March 31, 2010 were to fund working capital requirements, including cash payments to settle trade credit liabilities, and to pay down debt. Operating activities in the three month ended March 31, 2010 provided $110.0 million in cash, a 9% increase over the three months ended March 31, 2009. Our operating cash flows enabled us to reduce our long-term debt under our revolving credit facilities by $67.0 million and make net repayments under our inventory financing facility of $19.8 million since December 31, 2009, even with the cash payments of $11.8 million during the first quarter of 2010 as part of our previously announced program of compliance with state unclaimed property laws, and to increase our cash balance by $17.3 million since December 31, 2009. Capital expenditures were $2.8 million for the three months ended March 31, 2010, a 45% decrease from the three months ended March 31, 2009, primarily related to expenditures to upgrade our IT systems in EMEA. Cash flows for the three months ended March 31, 2010 and March 31, 2009 were each negatively affected by $2.6 million as a result of foreign currency exchange rates.
Net cash provided by operating activities. Cash flows from operations for the three months ended March 31, 2010 and 2009 reflect our net earnings (loss), adjusted for non-cash items such as depreciation, amortization and stock-based compensation expense, as well as changes in accounts receivable, other current assets, accounts payable and accrued expenses and other liabilities. For the 2010 period, the decreases in accounts receivable reflects the effect of a large software transaction at the end of the 2009 first quarter that is not included in accounts receivable as of March 31, 2010. Insight received the invoice from the software license provider for the annual renewal of this same transaction in March 2010 and recorded the related payable as of March 31, 2010; however, under contractual terms, the sale to the client could not be invoiced until April 1, 2010. This transaction resulted in an approximate $52 million increase in other current assets year over year. The increase in accounts payable resulted primarily from the effect of the timing of certain scheduled payments to our largest supplier and continued enhanced management of working capital during the 2010 quarter. For 2009, the decreases in accounts receivable and accounts payable are due primarily to a decrease in net sales compared to the prior year. The decrease in accrued expenses and other liabilities in the three months ended March 31, 2010 was primarily due to payments made to reduce state unclaimed property liabilities, accrued additional purchase price consideration to the former owners of Calence and income taxes payable.
Our consolidated cash flow operating metrics for the quarter ended March 31, 2010 and 2009 are as follows:

	2010	2009
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	71	80
Days inventory outstanding (“DIOs”) (b)	8	11
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	68	69

(a)	Calculated as the balance of accounts receivable, net at the end of the period divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 90 days.

(b)	Calculated as average inventories divided by daily costs of goods sold. Average inventories is calculated as the sum of the balances of inventories at the beginning of the quarter plus inventories at the end of the quarter divided by two. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 90 days.

(c)	Calculated as the balances of accounts payable at the end of the period divided by daily costs of goods sold. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 90 days.
The decrease in DSO for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009 is due primarily to the effect of large software transactions at the end of the 2009 first quarter that did not recur in the 2010 first quarter. The decrease in DPOs during the first quarter of 2010 compared to the quarter ended March 31, 2009 was not as pronounced as the decrease in DSOs, reflecting the offsetting effect of the timing of certain scheduled payments to our largest supplier as well as the receipt of an invoice from the supplier for a software transaction that was billed to the client on April 1, 2010.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms granted to our clients in order to take advantage of supplier discounts. We intend to use cash generated in 2010 in excess of working capital needs to pay down our outstanding debt balances and support our capital expenditures for the year. As part of our previously announced program to gain compliance with state unclaimed property laws, we expect that cash payments to settle trade credit liabilities with clients or suppliers or to remit unclaimed property to the states will approximate $20.0 million to $22.0 million in 2010, primarily paid out during the first half of the year. As of March 31, 2010, we had remitted $11.8 million of such cash payments.
Net cash used in investing activities. Capital expenditures of $2.8 million and $5.1 million for the three months ended March 31, 2010 and 2009, respectively, primarily related to investments in our IT systems. We expect capital expenditures for the full year 2010 between $25.0 million and $30.0 million, primarily for the IT systems upgrade in our EMEA operations and other facility and technology related maintenance and upgrade projects.
Net cash used in financing activities. During the three months ended March 31, 2010, we made net repayments on our debt facilities that reduced our outstanding debt balances under our revolving credit facilities by $67.0 million and made net repayments under our inventory financing facility of $19.8 million. As of March 31, 2010, the only current portion of our long-term debt relates to our capital lease obligation for certain IT equipment. During the three months ended March 31, 2009, we made net repayments on our debt facilities that reduced our outstanding debt balances by $57.0 million and made net repayments under our inventory financing facility of $17.8 million.
Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our senior revolving credit facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings (loss) plus (i) interest expense, less non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization, (iv) non-cash goodwill impairment and (v) non-cash stock-based compensation (referred to herein as “adjusted earnings”). The maximum leverage ratio permitted under the agreements is 2.75 times trailing twelve-month adjusted earnings. We anticipate that we will be in compliance with our maximum leverage ratio requirements over the next four quarters. However, a significant drop in adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below the Company’s consolidated maximum debt capacity. As a result of this limitation, of the $450.0 million of aggregate maximum debt capacity available under our senior revolving credit facility and our ABS facility, the Company’s debt balance that could have been outstanding as of March 31, 2010 was limited to $340.9 million based on 2.75 times the Company’s trailing twelve-month adjusted earnings. Our debt balance as of March 31, 2010 was $83.0 million, including our capital lease obligation, well below the quarter-end limitation.
We anticipate that cash flows from operations, together with the funds available under our financing facilities will be adequate to support our presently anticipated cash and working capital requirements for operations over the next 12 months.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Cash and cash equivalents held by foreign subsidiaries are often subject to U.S. income taxation upon repatriation to the U.S. For foreign entities not treated as branches for U.S. tax purposes, we do not provide for U.S. income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. As of March 31, 2010, we had approximately $70.4 million in cash and cash equivalents in certain of our foreign subsidiaries where we consider undistributed earnings for these foreign subsidiaries to be permanently reinvested. As part of our working capital management strategy, we used our excess cash balances in the United States to pay down debt as of March 31, 2010. As of March 31, 2010, the majority of our foreign cash resides in the Netherlands, Australia, Canada, and New Zealand. Certain of these cash balances could and will be remitted to the U.S. by paying down intercompany payables generated in the ordinary course of business. This repayment would not change our policy to indefinitely reinvest earnings of its foreign subsidiaries. Our intention is that undistributed earnings will be used for general business purposes in the foreign jurisdictions as well as to fund our IT system in EMEA, various facility upgrades and the hardware expansion to non-UK EMEA countries.
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
Contractual Obligations
There have been no material changes in our reported contractual obligations, as described under “Contractual Obligations for Continuing Operations” in “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009.

INSIGHT ENTERPRISES, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Other than the change in our open foreign currency forward contracts provided below, there have been no material changes in our reported market risks, as described in “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009.
The following table summarizes our open foreign currency forward contracts held at March 31, 2010. All U.S. dollar and foreign currency amounts are presented in thousands.

	Sell	Buy
Foreign Currency	SEK	CAD
Foreign Amount	10,000	8,000
Exchange Rate	9.7035	1.0210
USD Equivalent	$1,382	$7,835
Weighted Average Maturity	Less than 1 month	Less than 1 month
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and determined that as of March 31, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

INSIGHT ENTERPRISES, INC.
Beginning in March 2009, three purported class action lawsuits were filed in the U.S. District Court for the District of Arizona against us and certain of our current and former directors and officers on behalf of purchasers of our securities during the period April 22, 2004 to February 6, 2009. Two plaintiffs voluntarily dismissed their complaints, and the court appointed a lead plaintiff and lead counsel. The plaintiff in the remaining action filed an amended complaint in September 2009, seeking unspecified damages. The amended complaint asserted claims under the federal securities laws relating to our February 9, 2009 announcement that we expected to restate our financial statements and also includes additional allegations regarding other purported accounting and revenue recognition issues during the class period. All defendants filed motions to dismiss the amended complaint, and the court held oral argument on the motions to dismiss in March 2010. Those motions were granted in April 2010, and the amended complaint was dismissed without prejudice. In June 2009, we were notified that three shareholder derivative lawsuits had been filed, two in the Superior Court in Maricopa County, Arizona (the “State derivative actions”) and one in the U.S. District Court for the District of Arizona (the “Federal derivative action”), by persons identifying themselves as Insight shareholders and purporting to act on behalf of Insight, naming Insight as a nominal defendant and current and former officers and directors as defendants. Initially, the three derivative action complaints, like the purported class action complaint, primarily arose out of our February 9, 2009 announcement. The Federal derivative action was dismissed without prejudice in January 2010, and the plaintiff filed a second amended complaint in February 2010, dropping the claims arising from the February 9, 2009 announcement and instead focusing primarily on historical stock option granting practices and the Company’s prior investigation and disclosures relating thereto. In March 2010, we moved to dismiss the Federal derivative action. Oral argument on the motion to dismiss currently is scheduled for June 2010. The two State derivative actions were consolidated into a single action, and the plaintiff filed an amended complaint in the consolidated action on October 30, 2009 that alleges breaches of fiduciary duties of loyalty and good faith, breach of fiduciary duties for insider selling and misappropriation of information, and unjust enrichment. The amount of damages sought by the plaintiffs is not specified in the consolidated complaint. In November 2009, the plaintiffs moved for appointment as “lead plaintiffs,” their counsel as “lead counsel,” and their local counsel as “liaison counsel.” Also in November 2009, we moved to stay the State derivative actions. The Court heard oral argument on both motions and in February 2010 granted the motion to appoint lead plaintiffs, lead counsel and liaison counsel and denied the motion to stay. Thereafter, in April 2010, we moved to dismiss the State derivative actions. Oral argument on the motion to dismiss has been requested, but has not been set. In July and September 2009, we received, from the plaintiff in the Federal derivative action, separate demands to inspect our books and records pursuant to Section 220 of the Delaware General Corporation Law, and we objected to both demands as improper. In November 2009, that same plaintiff filed a lawsuit in the Court of Chancery of the State of Delaware seeking to compel the inspection of certain books and records. In January 2010, we filed a motion to dismiss that complaint, and the Court of Chancery heard oral argument on the motions to dismiss in March 2010. That motion is under submission. We have tendered a claim to our D&O liability insurance carriers, and our carriers have acknowledged their obligations under these policies subject to a reservation of rights.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.

INSIGHT ENTERPRISES, INC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the three months ended March 31, 2010.
We have never paid a cash dividend on our common stock. We currently intend to reinvest all of our earnings into our business and do not intend to pay any cash dividends in the foreseeable future. Our senior revolving credit facility contains restrictions on the payment of cash dividends.
Issuer Purchases of Equity Securities
We did not repurchase any shares of our common stock during the three months ended March 31, 2010.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Removed and Reserved.
Item 5. Other Information.
None.
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
10.1
Amendment to Credit Agreement, dated as of April 26, 2010, among Calence, LLC, Insight Direct USA, Inc., Insight Public Sector, Inc., Castle Pines Capital LLC, as an administrative agent, Wells Fargo Foothill, LLC, as an administrative agent, as syndication agent and as collateral agent, and the lenders party thereto.

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14.
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INSIGHT ENTERPRISES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2010	INSIGHT ENTERPRISES, INC.

	By:	/s/ Kenneth T. Lamneck Kenneth T. Lamneck
President and Chief Executive Officer
(Duly Authorized Officer)

	By:	/s/ Glynis A. Bryan Glynis A. Bryan
Chief Financial Officer
(Principal Financial Officer)