Form 10-Q
period 2010-06-30
INSIGHT ENTERPRISES INC
filed 2010-08-05
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010
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
Yes ☑                No ☐
Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐                No ☑
The number of shares outstanding of the issuer’s common stock as of July 30, 2010 was 46,265,560.

INSIGHT ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
Three Months Ended June 30, 2010

INSIGHT ENTERPRISES, INC.
FORWARD-LOOKING INFORMATION
Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect net sales, gross profit, operating expenses, earnings from continuing operations, non-operating income and expenses, net earnings or cash flows, cash needs and the sufficiency of our capital resources and the payment of debt balances and accrued expenses and liabilities; detail of our business strategy and our strategic initiatives; effects of acquisitions or dispositions; projections of capital expenditures and trade credit liability settlements and payments; our business outlook and earnings per share expectations in 2010; the availability of financing and our needs or plans relating thereto; plans relating to our products and services; the effect of new accounting principles or changes in accounting policies; the effect of and our exposure to guaranty and indemnification obligations and other off-balance sheet arrangements; projections about the outcome of ongoing tax audits; statements related to accounting estimates, including estimated stock-based compensation award forfeitures and the realization of deferred tax assets; the timing of amortization of stock-based compensation expense and accrued severance and restructuring costs; projections of compliance with debt covenants; our intentions to reinvest undistributed earnings of foreign subsidiaries; our positions and strategies with respect to ongoing and threatened litigation, including those matters identified in “Legal Proceedings” in Part II, Item 1 of this report; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions, and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that the results discussed in the forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:
•	our reliance on partners for product availability, marketing funds, purchasing incentives and competitive products to sell;
•	changes in the information technology industry and/or rapid changes in product standards;
•	general economic conditions, including concerns regarding our ability to collect our accounts receivable and credit constraints;
•	disruptions in our information technology systems and voice and data networks, including our system upgrade and the migration of acquired businesses to our information technology systems and voice and data networks;
•	actions of our competitors, including manufacturers and publishers of products we sell;
•	stockholder litigation and regulatory proceedings related to the restatement of our consolidated financial statements;
•	the integration and operation of acquired businesses, including our ability to achieve expected benefits of the acquisitions;
•	the variability and seasonality of our net sales and gross profit;
•	the risks associated with international operations;
•	exposure to changes in, or interpretations of, tax rules and regulations;
•	exposure to foreign currency exchange risks;
•	changes in the overall capital markets that could increase our borrowing costs or reduce future availability of financing;
•	failure to comply with the terms and conditions of our public sector contracts;
•	our dependence on key personnel; and
•	intellectual property infringement claims and challenges to our registered trademarks and trade names.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
INSIGHT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$98,140	$68,066
Accounts receivable, net of allowances for doubtful accounts of $17,765 and $22,364, respectively	1,003,807	998,770
Inventories	95,458	77,694
Inventories not available for sale	28,552	47,722
Deferred income taxes	30,489	35,750
Other current assets	36,509	32,318

Total current assets	1,292,955	1,260,320

Property and equipment, net of accumulated depreciation and amortization of $170,721 and $160,904, respectively	143,222	150,103
Goodwill	16,474	15,829
Intangible assets, net of accumulated amortization of $45,505 and $39,187, respectively	73,277	82,483
Deferred income taxes	76,140	78,489
Other assets	18,980	16,097

	$1,621,048	$1,603,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$802,409	$695,549
Accrued expenses and other current liabilities	171,534	212,276
Current portion of long-term debt	885	875
Deferred revenue	47,038	54,135

Total current liabilities	1,021,866	962,835

Long-term debt	82,904	149,349
Deferred income taxes	2,554	3,054
Other liabilities	23,416	20,509

	1,130,740	1,135,747

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 46,265 shares at June 30, 2010 and 45,956 shares at December 31, 2009 issued and outstanding	462	460
Additional paid-in capital	373,837	372,021
Retained earnings	109,943	73,864
Accumulated other comprehensive income — foreign currency translation adjustments	6,066	21,229

Total stockholders’ equity	490,308	467,574

	$1,621,048	$1,603,321

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net sales	$1,277,618	$1,037,162	$2,326,998	$1,988,322
Costs of goods sold	1,103,813	889,318	2,008,148	1,708,706

Gross profit	173,805	147,844	318,850	279,616
Operating expenses:
Selling and administrative expenses	127,830	123,865	255,541	257,208
Severance and restructuring expenses	1,318	2,130	1,389	8,477

Earnings from operations	44,657	21,849	61,920	13,931
Non-operating (income) expense:
Interest income	(179)	(188)	(306)	(288)
Interest expense	1,691	1,988	4,058	4,088
Net foreign currency exchange loss (gain)	404	(162)	613	(213)
Other expense, net	403	202	749	481

Earnings from continuing operations before income taxes	42,338	20,009	56,806	9,863
Income tax expense	15,424	7,116	20,727	3,767

Net earnings from continuing operations	26,914	12,893	36,079	6,096
Net earnings from a discontinued operation	—	2,801	—	2,801

Net earnings	$26,914	$15,694	$36,079	$8,897

Net earnings per share — Basic:
Net earnings from continuing operations	$0.58	$0.28	$0.78	$0.13
Net earnings from a discontinued operation	—	0.06	—	0.06

Net earnings per share	$0.58	$0.34	$0.78	$0.19

Net earnings per share — Diluted:
Net earnings from continuing operations	$0.58	$0.28	$0.77	$0.13
Net earnings from a discontinued operation	—	0.06	—	0.06

Net earnings per share	$0.58	$0.34	$0.77	$0.19

Shares used in per share calculations:
Basic	46,238	45,853	46,156	45,781

Diluted	46,739	46,336	46,691	46,023

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2010	2009*
Cash flows from operating activities:
Net earnings	$36,079	$8,897
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19,020	19,277
Provision for losses on accounts receivable	(423)	1,328
Write-downs of inventories	2,764	3,882
Non-cash stock-based compensation	2,862	7,165
Non-cash gain from arbitrated claim, net of tax	—	(2,801)
Excess tax benefit from employee gains on stock-based compensation	(908)	—
Deferred income taxes	6,572	211
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(49,556)	146,816
(Increase) decrease in inventories	(2,146)	23,315
Increase in other current assets	(4,184)	(8,292)
Increase in other assets	(3,344)	(1,022)
Increase in accounts payable	153,368	4,544
Decrease in deferred revenue	(3,848)	(3,763)
Decrease in accrued expenses and other liabilities	(27,218)	(806)

Net cash provided by operating activities	129,038	198,751

Cash flows from investing activities:
Acquisition of Calence, net of cash acquired	(5,123)	(12,834)
Purchases of property and equipment	(8,311)	(8,345)

Net cash used in investing activities	(13,434)	(21,179)

Cash flows from financing activities:
Borrowings on senior revolving credit facility	514,000	529,873
Repayments on senior revolving credit facility	(580,000)	(638,373)
Borrowings on accounts receivable securitization financing facility	25,000	145,000
Repayments on accounts receivable securitization financing facility	(25,000)	(145,000)
Payments on capital lease obligation	(435)	—
Net (repayments) borrowings under inventory financing facility	(8,123)	1,210
Payment of deferred financing fees	—	(531)
Proceeds from sales of common stock under employee stock plans	35	—
Excess tax benefit from employee gains on stock-based compensation	908	—
Payment of payroll taxes on stock-based compensation through shares withheld	(1,246)	(398)

Net cash used in financing activities	(74,861)	(108,219)

Foreign currency exchange effect on cash flows	(10,669)	1,292

Increase in cash and cash equivalents	30,074	70,645
Cash and cash equivalents at beginning of period	68,066	49,175

Cash and cash equivalents at end of period	$98,140	$119,820

*	Certain amounts in the consolidated statement of cash flows for the six months ended June 30, 2009 have been reclassified to conform to the presentation for the six months ended June 30, 2010.
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2010, our results of operations for the three and six months ended June 30, 2010 and 2009 and our cash flows for the six months ended June 30, 2010 and 2009. The consolidated balance sheet as of December 31, 2009 was derived from the audited consolidated balance sheet at such date. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission (“SEC”) and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).
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
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Additionally, these estimates and assumptions affect the reported amounts of net sales and expenses during the reported period. Actual results could differ from those estimates. On an ongoing basis, we evaluate our estimates, including those related to sales recognition, anticipated achievement levels under partner funding programs, assumptions related to stock-based compensation valuation, allowances for doubtful accounts, litigation-related obligations and contingencies, valuation allowances for deferred tax assets and impairment of long-lived assets, including purchased intangibles and goodwill, if indicators of potential impairment exist.
The consolidated financial statements include the accounts of Insight Enterprises, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. References to “the Company,” “we,” “us,” “our” and other similar words refer to Insight Enterprises, Inc. and its consolidated subsidiaries, unless the context suggests otherwise.
Reclassifications
We reclassified $4,686,000 of inventories in North America at December 31, 2009 to inventories not available for sale in the accompanying balance sheet as of December 31, 2009 to conform to the presentation at June 30, 2010.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Consistent with our presentation as of December 31, 2009, included in our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009, we reclassified certain current asset and current liability amounts as of June 30, 2009 which affected the accompanying consolidated statement of cash flows for the six months ended June 30, 2009 to conform to the presentation for the six months ended June 30, 2010. Such reclassifications were required to conform presentation among all of our subsidiaries. Such reclassifications had no effect on previously reported net earnings or operating cash flow amounts.
Consistent with our presentation for the year ended December 31, 2009, we revised the classification of the net increase in book overdrafts of $6,126,000 for the six months ended June 30, 2009, from a financing activity to an operating activity in our consolidated statements of cash flows. We concluded this classification is preferable as our book overdrafts, which are not directly linked to a credit facility or other bank overdraft arrangement, do not result in an actual bank financing, but rather constitute normal unpaid trade payables at the end of a reporting period. The revision in classification had no effect on our consolidated balance sheet or reported net earnings in any period.
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
2. Net Earnings from Continuing Operations Per Share (“EPS”)
Basic EPS is computed by dividing net earnings from continuing operations available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options (using the treasury stock method) and restricted stock units. A reconciliation of the denominators of the basic and diluted EPS calculations follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Net earnings from continuing operations	$26,914	$12,893	$36,079	$6,096

Denominator:
Weighted average shares used to compute basic EPS	46,238	45,853	46,156	45,781
Dilutive potential common shares due to dilutive options and restricted stock units, net of tax effect	501	483	535	242

Weighted average shares used to compute diluted EPS	46,739	46,336	46,691	46,023

Net earnings from continuing operations per share:
Basic	$0.58	$0.28	$0.78	$0.13

Diluted	$0.58	$0.28	$0.77	$0.13

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following weighted average outstanding stock options were not included in the diluted EPS calculations because the exercise prices of these options were greater than the average market price of our common stock during the respective periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Weighted-average outstanding stock options excluded from the diluted EPS calculation	354	1,759	446	2,028

3. Goodwill
During the six months ended June 30, 2010, we recorded $645,000 of additional purchase price consideration and the related accrued interest thereon as a result of Calence, LLC (“Calence”), acquired April 1, 2008, achieving certain performance targets during the first quarter of 2010. The additional goodwill was recorded as part of our North America reporting unit. The final payment of $5,123,000 for additional purchase price consideration and the related accrued interest thereon was paid to the former owners of Calence on April 1, 2010.
4. Debt, Capital Lease Obligation and Inventory Financing Facility
Debt
Our long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2010	2009
Senior revolving credit facility	$81,000	$147,000
Accounts receivable securitization financing facility	—	—
Capital lease obligation	2,789	3,224

Total	83,789	150,224
Less: current portion of obligation under capital lease	(885)	(875)
Less: current portion of revolving credit facilities	—	—

Long-term debt	$82,904	$149,349

Our senior revolving credit facility has a maximum borrowing capacity of $300,000,000 and matures April 1, 2013.
Our accounts receivable securitization financing facility (the “ABS facility”) has a maximum borrowing capacity of $150,000,000. While the ABS facility has a stated maximum amount, the actual availability under the ABS facility is limited by the quantity and quality of the underlying accounts receivable. As of June 30, 2010, availability under the ABS facility was $117,000,000.
On July 1, 2010, we entered into an amendment to the ABS facility, which amends certain provisions of the ABS facility to improve availability in the Borrowing Base, as defined in the ABS facility, but did not change the $150,000,000 maximum borrowing capacity. Specifically, the amendment (i) excludes from the Borrowing Base receivables of a specified obligor that had a negative impact on availability under the facility, (ii) creates a basket to allow up to 10% of gross receivables with terms between 60 and 90 days to be eligible for borrowing, and (iii) increases to 35% from 25% the threshold above which the total amount of a particular obligor’s receivables are treated as ineligible if the percentage of such obligor’s receivables that are more than 60 days past due exceeds such threshold. In addition, the amendment extends the maturity date of the ABS facility, which was to have expired on July 23, 2010, to April 1, 2013, and decreases the variable interest rate by approximately 80 basis points for funds provided under the ABS facility, calculated as the specified Pooled Commercial Paper Rate, as defined in the ABS facility, plus a fixed 1.45% margin (the “CP Margin”). However, beginning on June 15, 2012 (the “Reset Date”), the CP Margin may increase (but in no event exceed 1.50%) based on percentage changes in high yield spreads comparing average index rates for the calendar month prior to the Reset Date against average index rates for the corresponding calendar month in the previous year. Finally, the amendment provides that, under certain circumstances, the Company may be required to obtain a public rating of the ABS facility from one or more credit rating agencies of at least “A” or its equivalent. Failure by the Company to obtain such rating would result in an Amortization Event under the ABS facility.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our senior revolving credit facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings plus (i) interest expense, less non-cash imputed interest on our inventory financing facility, (ii) income tax expense, (iii) depreciation and amortization and (iv) non-cash stock-based compensation (referred to herein as “adjusted earnings”). The maximum leverage ratio permitted under the agreements is 2.75 times trailing twelve-month adjusted earnings. As a result of this limitation, of the $450,000,000 of aggregate maximum debt capacity available under our senior revolving credit facility and our ABS facility, the Company’s debt balance that could have been outstanding as of June 30, 2010 was limited to $389,500,000 based on 2.75 times the Company’s trailing twelve-month adjusted earnings. The maximum leverage, minimum fixed charge and asset coverage ratio financial covenant requirements under the ABS facility were not modified as part of the July 1, 2010 amendment to the ABS facility.
Our financing facilities contain various covenants. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified period of time. At June 30, 2010, we were in compliance with all such covenants.
Capital Lease Obligation
In July 2009, we entered into a four-year lease for certain IT equipment. Subsequently, in November 2009, we amended this lease to include additional IT equipment to be used in the same manner as the equipment covered by the initial lease. The obligations under the capitalized lease are included in long-term debt in our consolidated balance sheet as of June 30, 2010. The current and long-term portions of the obligation are included in the table above.
The equipment held under the capitalized lease is included in property and equipment and is amortized on a straight-line basis over the lease term. The related amortization expense is included in selling and administrative expenses in our consolidated statements of operations for the three and six months ended June 30, 2010. As of June 30, 2010, accumulated amortization on the capital lease assets was $781,000.
Inventory Financing Facility
On April 26, 2010, we entered into an amendment to our inventory financing facility to increase the aggregate availability for vendor purchases under the facility from $90,000,000 to $100,000,000. As of June 30, 2010 and December 31, 2009, $86,159,000 and $94,282,000, respectively, was included in accounts payable within the consolidated balance sheets related to our inventory financing facility.
5. Income Taxes
Our effective tax rate for the three and six months ended June 30, 2010 was 36.4% and 36.5%, respectively. For the three and six months ended June 30, 2010, our effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to state income taxes, net of federal tax, partially offset by lower taxes on earnings in foreign jurisdictions.
Our effective tax rate from continuing operations for the three and six months ended June 30, 2009 was 35.6% and 38.2%, respectively. For the three and six months ended June 30, 2009, our effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to state income taxes, net of federal tax, partially offset by lower taxes on earnings in foreign jurisdictions.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
As of June 30, 2010 and December 31, 2009, we had $5,667,000 and $5,923,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $456,000 and $330,000 relate to accrued interest as of June 30, 2010 and December 31, 2009, respectively.
Several of our subsidiaries are currently under audit for tax years 2002 through 2008. It is reasonably possible that the examination phase of these audits may conclude in the next 12 months and that the related unrecognized tax benefits for uncertain tax positions may change, potentially having a material effect on our effective tax rate. However, based on the status of the various examinations in multiple jurisdictions, an estimate of the range of reasonably possible outcomes cannot be made at this time.
6. Severance, Restructuring and Acquisition Integration Activities
Severance Costs Expensed for 2010 Resource Actions
During the three months ended June 30, 2010, North America and EMEA recorded severance expense totaling $943,000 and $603,000, respectively, and during the six months ended June 30, 2010, North America and EMEA recorded severance expense totaling $943,000 and $909,000, respectively. The North America charge was part of the roll-out of our new sales engagement model and plans to add new leadership in key areas, and the EMEA charge was associated with the severance for six former teammates. The outstanding obligations as of June 30, 2010 of $739,000 and $691,000 for North America and EMEA, respectively, are expected to be paid during the year ending December 31, 2010 and are therefore included in accrued expenses and other current liabilities.
Severance Costs Expensed for 2009 Resource Actions
During the year ended December 31, 2009, North America, EMEA and APAC recorded severance expense related to the departure of our former President and Chief Executive Officer from the Company and ongoing restructuring efforts to reduce operating expenses. As of December 31, 2009, all severance costs recorded by APAC in connection with 2009 resource actions had been paid. The following table details the changes in these liabilities in North America and EMEA during the six months ended June 30, 2010 (in thousands):

	North America	EMEA	Consolidated
Balance at December 31, 2009	$38	$1,904	$1,942
Foreign currency translation adjustments	—	(234)	(234)
Adjustments	—	(393)	(393)
Cash payments	(38)	(516)	(554)

Balance at June 30, 2010	$—	$761	$761

In EMEA, adjustments of $228,000 and $393,000 were recorded as a reduction to severance and restructuring expense during the three and six months ended June 30, 2010, respectively, and a reduction of the related severance accrual due to changes in estimates as cash payments were made. All remaining outstanding obligations are expected to be paid during the year ending December 31, 2010 and are therefore included in accrued expenses and other current liabilities.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Severance Costs Expensed for 2008 Resource Actions
During the year ended December 31, 2008, North America, EMEA and APAC recorded severance expense related to ongoing restructuring efforts to reduce operating expenses related to support functions. As of December 31, 2009, all severance costs recorded by APAC in connection with the 2008 resource actions had been paid. During the first quarter of 2010, final cash payments totaling $19,000 were made on the remaining accrued severance costs in North America and an adjustment of $70,000 was recorded as a reduction to severance and restructuring expense and the related severance accrual in EMEA due to changes in estimates. As of June 30, 2010, there were no outstanding severance obligations associated with the 2008 resource actions.
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
As of December 31, 2009, all severance costs recorded by North America in connection with the integration of Software Spectrum had been paid.
The following table details the changes in the remaining EMEA liabilities during the six months ended June 30, 2010 (in thousands):

EMEA
Balance at December 31, 2009	$1,358
Foreign currency translation adjustments	(149)
Cash payments	(272)

Balance at June 30, 2010	$937

All remaining outstanding obligations are expected to be paid within the next twelve months and are therefore included in accrued expenses and other current liabilities.
Restructuring Costs Expensed in 2005
During the year ended December 31, 2005, Insight UK moved into a new facility and recorded facilities-based restructuring costs of $7,458,000. The related leases expired in October 2009, and the remaining balance in the accrual as of June 30, 2010 of $72,000 (related to certain service charges) is expected to be paid during the year ending December 31, 2010 and therefore is included in accrued expenses and other current liabilities.
7. Stock-Based Compensation
We recorded the following pre-tax amounts for stock-based compensation, by operating segment, in our consolidated financial statements (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
North America	$1,247	$865	$2,189	$5,125
EMEA	359	179	597	1,932
APAC	42	30	76	108

Total	$1,648	$1,074	$2,862	$7,165

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Stock Options
For the three months ended June 30, 2010 and 2009, we recorded stock-based compensation expense related to stock options, net of an estimate of forfeitures, of $92,000 and $70,000, respectively. For the six months ended June 30, 2010 and 2009, we recorded stock-based compensation expense related to stock options, net of an estimate of forfeitures, of $183,000 and $135,000, respectively. As of June 30, 2010, total compensation cost not yet recognized related to nonvested stock options is $172,000, which will be recognized through December 2010.
The following table summarizes our stock option activity during the six months ended June 30, 2010:

				Weighted
			Aggregate	Average
		Weighted	Intrinsic Value	Remaining
	Number	Average	(in-the-money	Contractual
	Outstanding	Exercise Price	options)	Life (in years)
Outstanding at January 1, 2010	589,424	$18.82
Granted	—	—
Exercised	(2,500)	13.94	$3,906

Forfeited or expired	(297,393)	18.96

Outstanding at June 30, 2010	289,531	18.72	$—	1.86

Exercisable at June 30, 2010	222,865	19.01	$—	1.67

Vested and expected to vest	289,531	18.72	$—	1.86

There is no aggregate intrinsic value as of June 30, 2010 reflected in the preceding table because our closing stock price of $13.16 as of June 30, 2010 was less than the exercise price of all outstanding options as of June 30, 2010.
The following table summarizes the status of outstanding stock options as of June 30, 2010:

	Options Outstanding
		Weighted	Weighted	Options Exercisable
		Average	Average		Weighted
Range of	Number of	Remaining	Exercise	Number of	Average Exercise
Exercise	Options	Contractual	Price Per	Options	Price Per
Prices	Outstanding	Life (in years)	Share	Exercisable	Share
$13.94 – 17.06	27,909	0.66	$15.10	27,909	$15.10
17.77 – 17.77	200,000	2.47	17.77	133,334	17.77
18.36 – 31.67	57,961	0.44	22.55	57,961	22.55
31.94 – 40.25	3,586	0.04	37.69	3,586	37.69
40.29 – 40.29	75	0.03	40.29	75	40.29

	289,531	1.86	18.72	222,865	19.01

Restricted Stock
For the three months ended June 30, 2010 and 2009, we recorded stock-based compensation expense, net of an estimate of forfeitures, related to restricted stock units (“RSUs”) of $1,556,000 and $1,004,000, respectively. For the six months ended June 30, 2010 and 2009, we recorded stock-based compensation expense, net of an estimate of forfeitures, related to RSUs of $2,679,000 and $7,030,000, respectively. The expense for the six months ended June 30, 2009 includes a non-cash charge of $5,478,000 that was recognized as a result of the cancellation of certain long-term incentive awards and is discussed further in our Annual Report on Form 10-K for the year ended December 31, 2009. As of June 30, 2010, total compensation cost not yet recognized related to nonvested RSUs is $11,735,000, which is expected to be recognized over the next 1.31 years on a weighted-average basis.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes our RSU activity during the six months ended June 30, 2010:

		Weighted Average
	Number	Grant Date Fair Value	Fair Value
Nonvested at January 1, 2010	1,126,797	$5.95
Granted	903,528	13.15
Vested, including shares withheld to cover taxes	(399,472)	8.67	$5,356,828	(a)

Forfeited	(95,022)	7.55

Nonvested at June 30, 2010	1,535,831	9.38	$20,211,536	(b)

Expected to vest	1,443,488		$18,996,302	(b)

(a)	The fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

(b)	The aggregate fair value of the nonvested RSUs expected to vest represents the total pre-tax fair value, based on our closing stock price of $13.16 as of June 30, 2010, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.
During the six months ended June 30, 2010 and 2009, the RSUs that vested for teammates in the United States were net-share settled such that we withheld shares with value equivalent to the teammates’ minimum statutory United States tax obligations for the applicable income and other employment taxes and remitted the corresponding cash amount to the appropriate taxing authorities. The total shares withheld during the six months ended June 30, 2010 and 2009 of 93,473 and 100,803, respectively, were based on the value of the RSUs on their vesting date as determined by our closing stock price on such vesting date. For the six months ended June 30, 2010 and 2009, total payments for the employees’ tax obligations to the taxing authorities were $1,246,000 and $398,000, respectively, and are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the economic effect of repurchases of common stock as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent a repurchase of shares or an expense to us.
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
Non-Designated Hedges
We use foreign exchange forward contracts to hedge certain non-functional currency assets and liabilities from changes in exchange rate movements. Our non-functional currency assets and liabilities are primarily related to foreign currency denominated payables, receivables, and cash balances. The foreign currency forward contracts, carried at fair value, typically have a maturity of one month or less. We currently enter into approximately three foreign exchange forward contracts per month with an average notional value of $8,000,000 and an average maturity of approximately two weeks. Additional information on our purpose for entering into derivatives is described in “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009.
The counterparties associated with our foreign exchange forward contracts are large credit worthy commercial banks. The derivatives transacted with these institutions are short in duration, and therefore we do not consider counterparty concentration and non-performance to be material risks.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes our derivative financial instruments as of June 30, 2010 and December 31, 2009 (in thousands):

		June 30, 2010		December 31, 2009
		Asset	Liability	Asset	Liability
		Derivatives	Derivatives	Derivatives	Derivatives
	Balance Sheet Location	Fair Value	Fair Value	Fair Value	Fair Value
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$95	$—	$105	$—

Foreign exchange forward contracts	Accrued expenses and other current liabilities	—	334	—	65

Total derivatives not designated as hedging instruments		$95	$334	$105	$65

The following table summarizes the effect of our derivative financial instruments on our results of operations during the three and six months ended June 30, 2010 and 2009 (in thousands):

		Amount of (Gain) Loss Recognized in
		Earnings on Derivatives
	Location of (Gain) Loss	Three Months Ended		Six Months Ended
Derivatives Not Designated as	Recognized in	June 30,		June 30,
Hedging Instruments	Earnings on Derivatives	2010	2009	2010	2009
Foreign exchange forward contracts	Net foreign currency exchange (gain) loss	$(1,063)	$682	$(1,461)	$1,817

Total		$(1,063)	$682	$(1,461)	$1,817

9. Fair Value Measurements
The following table summarizes the valuation of our financial instruments by the following three categories as of June 30, 2010 and December 31, 2009 (in thousands):
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

				December 31,
		June 30, 2010		2009
		Foreign	Long-lived	Foreign
		Exchange	Asset Held	Exchange
Balance Sheet Classification		Derivatives	for Sale	Derivatives
Other current assets	Level 1	$—	$—	$—
	Level 2	95	1,500	105
	Level 3	—	—	—

		$95	$1,500	$105

Accrued expenses and other current liabilities	Level 1	$—	$—	$—
	Level 2	334	—	65
	Level 3	—	—	—

		$334	$—	$65

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
We have elected to use the income approach to value our foreign exchange derivatives, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount assuming that participants are motivated, but not compelled, to transact. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR rates, foreign exchange rates, and foreign exchange forward points). Mid-market pricing is used as a practical expedient for fair value measurements. The fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments and did not have a material impact on the fair value of these derivative instruments. Both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments. We did not have any assets or liabilities measured at Level 1 or Level 3 or implement any changes in our valuation techniques as of and for the three and six months ended June 30, 2010.
As of June 30, 2010, other than the asset held for sale discussed below, we have no nonfinancial assets or liabilities that are measured at fair value on a recurring basis, and our other financial assets or liabilities generally consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities. The estimated fair values of our cash equivalents is determined based on quoted prices in active markets for identical assets. The fair value of the other financial assets and liabilities is based on the value that would be received or paid in an orderly transaction between market participants and approximates the carrying value due to their nature and short duration.
In accordance with the terms of our President and CEO’s employment agreement that was effective January 1, 2010, the Company acquired his former residence on the Gulf Coast of Florida for $2,100,000 in May 2010. The price paid was based on two independent real estate appraisals performed in late January/early February of 2010, immediately subsequent to the President and CEO’s employment. The long-lived asset held for sale is included in other current assets in the accompanying balance sheet as of June 30, 2010 based on the Company’s current disposal plans. As of June 30, 2010, the asset was written down to its fair value, less estimated costs to sell, of $1,500,000, resulting in a loss of $600,000, which was included in selling and administrative expenses during the three and six months ended June 30, 2010.
10. Comprehensive Income
Comprehensive income for the three and six months ended June 30, 2010 and 2009 includes the following component (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net earnings	$26,914	$15,694	$36,079	$8,897
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(8,044)	14,172	(15,163)	8,638

Total comprehensive income	$18,870	$29,866	$20,916	$17,535

11. Commitments and Contingencies
Contractual
In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of June 30, 2010 and December 31, 2009, we had approximately $16,235,000 and $14,116,000, respectively, of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse them.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
Indemnifications
From time to time, in the ordinary course of business, we enter into contractual arrangements under which we agree to indemnify either our clients or third-party service providers from certain losses incurred relating to services performed on our behalf or for losses arising from defined events, which may include litigation or claims relating to past performance. These arrangements include, but are not limited to, the indemnification of our clients for certain claims arising out of our performance under our sales contracts, the indemnification of our landlords for certain claims arising from our use of leased facilities and the indemnification of the lenders that provide our credit facilities for certain claims arising from their extension of credit to us. Such indemnification obligations may not be subject to maximum loss clauses.
Management believes that payments, if any, related to these indemnifications are not probable at June 30, 2010. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.
We have entered into separate indemnification agreements with our executive officers and with each of our directors. These agreements require us, among other requirements, to indemnify such officers and directors against expenses (including attorneys’ fees), judgments and settlements paid by such individual in connection with any action arising out of such individual’s status or service as our executive officer or director (subject to exceptions such as where the individual failed to act in good faith or in a manner the individual reasonably believed to be in or not opposed to the best interests of the Company) and to advance expenses incurred by such individual with respect to which such individual may be entitled to indemnification by us. Other than the pending purported class action litigation and the State derivative actions discussed under “Legal Proceedings” below, there are no pending legal proceedings that involve the indemnification of any of the Company’s directors or officers.
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
We make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and are adjusted to reflect the effects of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular claim. Although litigation is inherently unpredictable, we believe that we have adequate provisions for any probable and reasonably estimable losses. It is possible, nevertheless, that our consolidated financial position, results of operations or liquidity could be materially and adversely affected in any particular period by the resolution of a legal proceeding. Legal expenses related to defense, negotiations, settlements, rulings and advice of outside legal counsel are expensed as incurred.
Beginning in March 2009, three purported class action lawsuits were filed in the U.S. District Court for the District of Arizona against us and certain of our current and former directors and officers on behalf of purchasers of our securities during the period April 22, 2004 to February 6, 2009. Two plaintiffs voluntarily dismissed their complaints, and the District Court appointed a lead plaintiff and lead counsel. The plaintiff in the remaining action filed an amended complaint in September 2009, seeking unspecified damages, and the District Court dismissed the amended complaint on April 30, 2010. On June 1, 2010, the plaintiff filed a second amended complaint, which asserts claims under the federal securities laws relating to our February 9, 2009 announcement that we expected to restate our financial statements and also includes additional allegations regarding other purported accounting and revenue recognition issues during the class period. All defendants have filed motions to dismiss the second amended complaint, and briefing on the motions to dismiss will continue through August 2010. In June 2009, we were notified that three shareholder derivative lawsuits had been filed, two in the Superior Court in Maricopa County, Arizona (the “State derivative actions”) and one in the U.S. District Court for the District of Arizona (the “Federal derivative action”), by persons identifying themselves as Insight shareholders and purporting to act on behalf of Insight, naming Insight as a nominal defendant and current and former officers and directors as defendants. Initially, the three derivative action complaints, like the purported class action complaint, primarily arose out of our February 9, 2009 announcement. The Federal derivative action has been dismissed with prejudice. The two State derivative actions were consolidated into a single action, and the plaintiff filed an amended complaint in the consolidated action on October 30, 2009 that alleges breaches of fiduciary duties of loyalty and good faith, breach of fiduciary duties for insider selling and misappropriation of information, and unjust enrichment. The amount of damages sought by the plaintiffs is not specified in the consolidated complaint. We moved to dismiss the State derivative actions, and oral argument on the motion to dismiss will be heard in August 2010. In July and September 2009, we received, from the plaintiff in the Federal derivative action, separate demands to inspect our books and records pursuant to Section 220 of the Delaware General Corporation Law, and we objected to both demands as improper. In November 2009, that same plaintiff filed a lawsuit in the Court of Chancery of the State of Delaware seeking to compel the inspection of certain books and records. In January 2010, we filed a motion to dismiss that complaint, and the Court of Chancery heard oral argument on the motions to dismiss in March 2010. On June 3, 2010, the Court of Chancery granted our motion and dismissed the suit with prejudice. We have tendered a claim to our D&O liability insurance carriers, and our carriers have acknowledged their obligations under these policies subject to a reservation of rights.
Aside from the matters discussed above, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations or liquidity.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
12. Segment Information
We operate in three reportable geographic operating segments: North America; EMEA; and APAC. Currently, our offerings in North America and the United Kingdom include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and select software-related services. Net sales by product or service type for North America, EMEA and APAC were as follows for the three and six months ended June 30, 2010 and 2009 (in thousands):

	North America		EMEA		APAC
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
Sales Mix	2010	2009	2010	2009	2010	2009
Hardware	$528,295	$415,667	$98,330	$86,795	$352	$597
Software	285,974	237,267	256,614	191,186	51,085	41,227
Services	51,232	60,597	4,266	3,260	1,470	566

	$865,501	$713,531	$359,210	$281,241	$52,907	$42,390

	North America		EMEA		APAC
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
Sales Mix	2010	2009	2010	2009	2010	2009
Hardware	$982,746	$786,446	$219,562	$180,251	$410	$676
Software	470,965	475,872	448,124	364,793	94,364	61,054
Services	100,084	111,314	8,817	6,922	1,926	994

	$1,553,795	$1,373,632	$676,503	$551,966	$96,700	$62,724

All intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments and on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the three and six months ended June 30, 2010.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The tables below present information about our reportable operating segments as of and for the three months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30, 2010
	North America	EMEA	APAC	Consolidated
Net sales	$865,501	$359,210	$52,907	$1,277,618
Costs of goods sold	745,877	312,727	45,209	1,103,813

Gross profit	119,624	46,483	7,698	173,805
Operating expenses:
Selling and administrative expenses	86,366	36,491	4,973	127,830
Severance and restructuring expenses	943	375	—	1,318

Earnings from operations	$32,315	$9,617	$2,725	44,657

Non-operating expense, net				2,319

Earnings before income taxes				42,338
Income tax expense				15,424

Net earnings				$26,914

Total assets at period end	$1,408,031	$498,976	$64,595	$1,971,602	*

*	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $350,554,000.

	Three Months Ended June 30, 2009
	North America	EMEA	APAC	Consolidated
Net sales	$713,531	$281,241	$42,390	$1,037,162
Costs of goods sold	613,783	239,468	36,067	889,318

Gross profit	99,748	41,773	6,323	147,844
Operating expenses:
Selling and administrative expenses	85,980	33,814	4,071	123,865
Severance and restructuring expenses	—	1,900	230	2,130

Earnings from operations	$13,768	$6,059	$2,022	21,849

Non-operating expense, net				1,840

Earnings from continuing operations before income taxes				20,009
Income tax expense				7,116

Net earnings from continuing operations				12,893
Net earnings from a discontinued operation				2,801

Net earnings				$15,694

Total assets at period end	$1,324,413	$433,766	$55,496	$1,813,675	**

**	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $270,182,000.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The tables below present information about our reportable operating segments as of and for the six months ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended June 30, 2010
	North America	EMEA	APAC	Consolidated
Net sales	$1,553,795	$676,503	$96,700	$2,326,998
Costs of goods sold	1,335,224	588,759	84,165	2,008,148

Gross profit	218,571	87,744	12,535	318,850
Operating expenses:
Selling and administrative expenses	171,229	74,890	9,422	255,541
Severance and restructuring expenses	943	446	—	1,389

Earnings from operations	$46,399	$12,408	$3,113	61,920

Non-operating expense, net				5,114

Earnings before income taxes				56,806
Income tax expense				20,727

Net earnings				$36,079

Total assets at period end	$1,408,031	$498,976	$64,595	$1,971,602	*

*	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $350,554,000.

	Six Months Ended June 30, 2009
	North America	EMEA	APAC	Consolidated
Net sales	$1,373,632	$551,966	$62,724	$1,988,322
Costs of goods sold	1,180,841	474,289	53,576	1,708,706

Gross profit	192,791	77,677	9,148	279,616
Operating expenses:
Selling and administrative expenses	181,087	68,720	7,401	257,208
Severance and restructuring expenses	5,859	2,317	301	8,477

Earnings from operations	$5,845	$6,640	$1,446	13,931

Non-operating expense, net				4,068

Earnings from continuing operations before income taxes				9,863
Income tax expense				3,767

Net earnings from continuing operations				6,096
Net earnings from a discontinued operation				2,801

Net earnings				$8,897

Total assets at period end	$1,324,413	$433,766	$55,496	$1,813,675	**

**	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $270,182,000.
We recorded the following pre-tax amounts, by operating segment, for depreciation and amortization, in the accompanying consolidated financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

North America	$7,602	$7,782	$15,483	$15,963
EMEA	1,503	1,582	3,196	3,041
APAC	172	140	341	273

Total	$9,277	$9,504	$19,020	$19,277

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
Consolidated net sales were $1.28 billion in the second quarter of 2010, an increase of 23% from the $1.04 billion reported in the second quarter of 2009. Gross profit for the three months ended June 30, 2010 increased 18% to $173.8 million, while gross margin declined 70 basis points to 13.6%.
We reported earnings from operations of $44.7 million for the second quarter of 2010, compared to $21.8 million for the second quarter of 2009. Results of operations for the three months ended June 30, 2010 included the effects of the following items:
•	severance and restructuring expenses, net of adjustments, of $1.3 million, $844,000 net of tax, related to restructuring efforts in North America and EMEA. Comparatively, the second quarter of 2009 included severance and restructuring expenses of $2.1 million, $1.5 million net of tax, related to resource actions taken in the second quarter in our EMEA and APAC segments; and
•	legal and other professional fees of $225,000, $139,000 net of tax, associated with the trade credits restatement and related litigation. Comparatively, the second quarter of 2009 included legal and other professional fees of $2.6 million, $1.6 million net of tax, associated with the trade credits investigation and restatement quantification.
Results of operations for the prior year quarter ended June 30, 2009 also included earnings from a discontinued operation of $4.5 million, $2.8 million net of tax, or $0.06 per diluted share. The net earnings from a discontinued operation resulted from the favorable settlement of an arbitrated claim related to the 2006 sale of a former subsidiary of Insight. There were no earnings from a discontinued operation in the second quarter of 2010.
Net of tax amounts referenced above were computed using the statutory tax rate for the taxing jurisdictions in the operating segment in which the related expense was recorded.
On a consolidated basis, we reported net earnings of $26.9 million and diluted earnings per share of $0.58 for the second quarter of 2010 compared to $15.7 million and $0.34 for the second quarter of 2009.
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
Results of Operations
The following table sets forth for the periods presented certain financial data as a percentage of net sales for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	86.4	85.7	86.3	85.9

Gross profit	13.6	14.3	13.7	14.1
Selling and administrative expenses	10.0	12.0	11.0	13.0
Severance and restructuring expenses	0.1	0.2	0.1	0.4

Earnings from operations	3.5	2.1	2.6	0.7
Non-operating expense, net	0.2	0.2	0.2	0.2

Earnings from continuing operations before income taxes	3.3	1.9	2.4	0.5
Income tax expense	1.2	0.7	0.8	0.2

Net earnings from continuing operations	2.1	1.2	1.6	0.3
Net earnings from a discontinued operation	—	0.3	—	0.1

Net earnings	2.1%	1.5%	1.6%	0.4%

We experience some seasonal trends in our sales of IT hardware, software and services. Software sales are seasonally higher in our second and fourth quarters, particularly the second quarter; business clients, particularly larger enterprise businesses in the U.S., tend to spend less in the first quarter and more in our fourth quarter as they utilize their remaining capital budget authorizations; sales to the federal government in the U.S. are often stronger in our third quarter; and sales to public sector clients in the United Kingdom are often stronger in our first quarter. These trends create overall seasonality in our consolidated results such that sales and profitability are generally expected to be higher in the second and fourth quarters of the year.
Throughout this “Results of Operations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we refer to changes in net sales, gross profit and selling and administrative expenses in EMEA and APAC excluding the effects of foreign currency movements. In computing these change amounts and percentages, we compare the current year amount as translated into U.S. dollars under the applicable accounting standards to the prior year amount in local currency translated into U.S. dollars utilizing the average translation rate for the current period.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Net Sales. Net sales for the three months ended June 30, 2010 increased 23% compared to the three months ended June 30, 2009. Net sales for the six months ended June 30, 2010 increased 17% compared to the six months ended June 30, 2009. Our net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2010	2009	Change	2010	2009	Change
North America	$865,501	$713,531	21%	$1,553,795	$1,373,632	13%
EMEA	359,210	281,241	28%	676,503	551,966	23%
APAC	52,907	42,390	25%	96,700	62,724	54%

Consolidated	$1,277,618	$1,037,162	23%	$2,326,998	$1,988,322	17%

Net sales in North America increased 21%, or $152.0 million, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Net sales of hardware and software increased 27% and 21%, respectively, year over year, while net sales in the services category declined 15% year to year. The increase in hardware net sales is primarily due to higher demand in all client groups, but particularly in the very large account space. The increase in software sales year over year relates to higher volume with multiple publishers and higher true-ups from key public sector clients. The decrease in sales of services year to year resulted primarily from a large services engagement during the prior year quarter that did not recur in the current year.
Net sales in North America increased 13%, or $180.2 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, primarily as a result of the strong hardware performance during both the first and second quarter of 2010. On a year to date basis, net sales of hardware increased 25% year over year, while net sales of software and services declined 1% and 10%, respectively.
Net sales in EMEA increased 28%, or $78.0 million, in U.S. dollars, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Excluding the effects of foreign currency movements, net sales were up 36% compared to the second quarter of last year. Net sales of hardware grew 13% year over year in U.S. dollars, 18% excluding the effects of foreign currency movements, due to higher demand across all client groups and new client engagements. Software net sales increased 34% year over year in U.S. dollars, 44% excluding the effects of foreign currency movements, due primarily to higher volume, new client engagements and new product offerings from our publishers, offset in part by the effects of publisher program changes that were effective beginning in May of last year. Net sales from services increased 31% year over year in U.S. dollars, 39% excluding the effects of foreign currency movements, due primarily to higher volume.
Net sales in EMEA increased 23%, or $124.5 million, in U.S. dollars, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Excluding the effects of foreign currency movements, net sales were also up 23% compared to the first six months of last year. Hardware and software sales increased 22% and 23%, respectively, while sales of services improved 27% year over year. The year to date increases primarily resulted from higher volume, new client engagements and new product offerings from our publishers.
Our APAC segment recognized net sales of $52.9 million for the three months ended June 30, 2010, a year over year increase of 25%, or $10.5 million in U.S. dollars, compared to the three months ended June 30, 2009, 14% excluding the effects of foreign currency movements. The increase primarily resulted from higher volume and new client engagements, offset by the negative effect on the year to year comparison of one large contract that was earned in the first quarter of this year that historically was executed in the second quarter.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Net sales in APAC increased 54%, or $34.0 million, in U.S. dollars, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, 34% excluding the effects of foreign currency movements. The year to date increase primarily resulted from higher volume and new client engagements, particularly public sector clients.
The percentage of net sales by category for North America, EMEA and APAC were as follows for the three months ended June 30, 2010 and 2009:

	North America		EMEA		APAC
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
Sales Mix	2010	2009	2010	2009	2010	2009
Hardware	61%	58%	27%	31%	1%	2%
Software	33%	33%	72%	68%	96%	97%
Services	6%	9%	1%	1%	3%	1%

	100%	100%	100%	100%	100%	100%

The percentage of net sales by category for North America, EMEA and APAC were as follows for the six months ended June 30, 2010 and 2009:

	North America		EMEA		APAC
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
Sales Mix	2010	2009	2010	2009	2010	2009
Hardware	63%	57%	33%	33%	1%	1%
Software	30%	35%	66%	66%	97%	97%
Services	7%	8%	1%	1%	2%	2%

	100%	100%	100%	100%	100%	100%

Gross Profit. Gross profit for the three months ended June 30, 2010 increased 18% compared to the three months ended June 30, 2009, with a 70 basis point decrease in gross margin. For the six months ended June 30, 2010, gross profit increased 14% compared to the six months ended June 30, 2009, with a 40 basis point decrease in gross margin. Our gross profit and gross profit as a percentage of net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
		% of		% of		% of		% of
	2010	Net Sales	2009	Net Sales	2010	Net Sales	2009	Net Sales
North America	$119,624	13.8%	$99,748	14.0%	$218,571	14.1%	$192,791	14.0%
EMEA	46,483	12.9%	41,773	14.9%	87,744	13.0%	77,677	14.1%
APAC	7,698	14.6%	6,323	14.9%	12,535	13.0%	9,148	14.6%

Consolidated	$173,805	13.6%	$147,844	14.3%	$318,850	13.7%	$279,616	14.1%

North America’s gross profit for the three months ended June 30, 2010 increased 20% compared to the three months ended June 30, 2009, but as a percentage of net sales, gross margin declined by 20 basis points year to year, due primarily to an 89 basis point decrease in margin from the sale of services associated with the large services engagement during the prior year quarter that did not recur in the current year and a decrease in margin related to agency fees for enterprise software agreements of 40 basis points primarily resulting from the effects of publisher program changes. These decreases in margin were partially offset by a 97 basis point increase in product margin, which includes vendor funding and freight, driven primarily by sales in our hardware category. Included in the increase in product margin year over year is a 14 basis point improvement in margin attributable to the extinguishment of certain restatement-related trade credits during the quarter through negotiated settlement or other legal release of the recorded liabilities. For the six months ended June 30, 2010, gross profit increased 13% compared to the six months ended June 30, 2009. As a percentage of net sales, gross margin improved by 10 basis points reflecting the year to date increase in product margin, which includes vendor funding and freight, offset by the decreases in margin related to both agency fees for enterprise software agreements and sales of services.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
EMEA’s gross profit increased 11% in U.S. dollars for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Excluding the effects of foreign currency movements, gross profit was up 19% compared to the second quarter of last year. As a percentage of net sales, gross margin declined 200 basis points due primarily to a decrease in product margin, which includes vendor funding, of 121 basis points, resulting from price competition in the region, increased sales to enterprise and public sector clients, which are typically at lower margins, as well as a decrease in the margin contribution from agency fees for enterprise software agreement renewals of 67 basis points resulting partially from the effects of publisher program changes. For the six months ended June 30, 2010, gross profit increased 13% compared to the six months ended June 30, 2009. Excluding the effects of foreign currency movements, gross profit increased 14% compared to the six months ended June 30, 2009. As a percentage of net sales, gross margin for the six month periods declined 110 basis points, primarily due to decreases in product margin, including vendor funding, and decreases in agency fees for enterprise software agreement renewals.
APAC’s gross profit increased 22% for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Excluding the effects of foreign currency movements, gross profit increased 10% compared to the second quarter of last year. As a percentage of net sales, gross margin declined by 30 basis points, due primarily to a decrease in product margin, offset in part by an increase in the margin contribution from agency fees for enterprise software agreement renewals. For the six months ended June 30, 2010, gross profit increased 37% compared to the six months ended June 30, 2009. Excluding the effects of foreign currency movements, gross profit increased 19% compared to the six months ended June 30, 2009. As a percentage of net sales, gross margin declined 160 basis points, primarily due to decreases in software product margin, including vendor funding, partially offset by increases in agency fees from enterprise software agreement renewals.
Operating Expenses.
Selling and Administrative Expenses. Selling and administrative expenses increased $4.0 million, or 3% for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. For the six months ended June 30, 2010, selling and administrative expenses declined $1.7 million, or 1%, compared to the six months ended June 30, 2009. Selling and administrative expenses as a percent of net sales by operating segment for the three and six months ended June 30, 2010 and 2009 were as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
		% of		% of		% of		% of
	2010	Net Sales	2009	Net Sales	2010	Net Sales	2009	Net Sales
North America	$86,366	10.0%	$85,980	12.0%	$171,229	11.0%	$181,087	13.2%
EMEA	36,491	10.2%	33,814	12.0%	74,890	11.1%	68,720	12.5%
APAC	4,973	9.4%	4,071	9.6%	9,422	9.7%	7,401	11.8%

Consolidated	$127,830	10.0%	$123,865	12.0%	$255,541	11.0%	$257,208	13.0%

North America’s selling and administrative expenses remained relatively flat at $86.4 million for the three months ended June 30, 2010, but as a percentage of net sales, selling and administrative expenses decreased 200 basis points to 10.0% of net sales for the quarter. The year to year decline in selling and administrative expenses as a percent of net sales is primarily due to personnel costs being held flat year to year (following prior resource actions) while sales increased in the second quarter of 2010, offset partially by the effect of increases in variable costs of $4.5 million as a result of the increased net sales. We also had a $3.7 million decline in legal and professional fees year over year, primarily related to professional fees and costs associated with the trade credits restatement as well as a decrease in our annual audit fees. Selling and administrative expenses in the three months ended June 30, 2010 include $225,000 of related professional fees and costs compared to $2.6 million included in the three months ended June 30, 2009. Further, selling and administrative expenses in the three months ended June 30, 2010 were reduced by $2.9 million upon the collection of a single account receivable which we had specifically reserved as doubtful during the fourth quarter of 2009. For the six months ended June 30, 2010, selling and administrative expenses decreased 5%, or $9.9 million compared to the six months ended June 30, 2009, with $4.1 million of the decrease resulting from the effect on the year to year comparison of the prior year non-cash stock-based compensation charges related to the North America portion of the termination of an equity-based incentive compensation plan in February 2009 that did not recur in 2010.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
EMEA’s selling and administrative expenses increased 8%, or $2.7 million in U.S. dollars, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Excluding the effects of foreign currency movements, selling and administrative expenses increased 14% compared to the second quarter of last year. This year over year increase was primarily driven by higher variable compensation and sales incentives, on increased net sales. As a percentage of net sales, selling and administrative expenses decreased 180 basis points due to relatively stable personnel costs year to year while sales have increased in the second quarter of 2010. For the six months ended June 30, 2010, selling and administrative expenses increased 9%, or $6.2 million in U.S. dollars, compared to the six months ended June 30, 2009. Excluding the effects of foreign currency movements, selling and administrative expenses increased 9% year over year. The increase in selling and administrative expenses is primarily attributable to increases in variable compensation on increased net sales. Selling and administrative expenses for the six months ended June 30, 2009 included $1.4 million of non-cash stock-based compensation charges related to the EMEA portion of the termination of an equity-based incentive compensation plan in the first quarter of 2009 that did not recur in 2010.
APAC’s selling and administrative expenses increased 22% or $902,000 in U.S. dollars, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Excluding the effects of foreign currency movements, selling and administrative expenses increased 8% compared to the second quarter of last year. For the six months ended June 30, 2010, selling and administrative expenses increased 27%, or $2.0 million in U.S. dollars, compared to the six months ended June 30, 2009. Excluding the effects of foreign currency movements, selling and administrative expenses increased 7% year over year. The year over year increases in selling and administrative expenses in the three and six month periods are primarily attributable to increases in variable compensation on increased net sales and other employee-related expenses.
Severance and Restructuring Expenses. During the three months ended June 30, 2010, North America recorded severance expense totaling $943,000 as part of the roll-out of our new sales engagement model and plans to add new leadership in key areas, and EMEA recorded severance expense totaling $375,000. In EMEA, $603,000 in new severance costs associated with six positions was offset by $228,000 of adjustments to prior severance accruals due to current period changes in estimates. During the six months ended June 30, 2010, North America and EMEA recorded severance expense totaling $943,000 and $446,000, respectively, related to certain restructuring activities. In EMEA, $909,000 in new severance costs was offset by $463,000 of adjustments to prior severance accruals due to current period changes in estimates. Comparatively, during the three months ended June 30, 2009, EMEA and APAC recorded severance expense of $1.9 million and $230,000, respectively, and, during the six months ended June 30, 2009, North America, EMEA and APAC recorded severance expense of $5.9 million, $2.3 million and $301,000, respectively.
Non-Operating (Income) Expense.
Interest Income. Interest income for the three and six months ended June 30, 2010 and 2009 was generated through short-term investments. Interest income remained relatively flat year to year for both the three and six month periods.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Interest Expense. Interest expense for the three and six months ended June 30, 2010 and 2009 primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facility. During the three months ended June 30, 2010, we reduced interest expense by $553,000 for a change in estimate of accrued interest related to two state unclaimed property settlements. Imputed interest under our inventory financing facility was $627,000 and $388,000 for the three months ended June 30, 2010 and 2009, respectively, and $1,161,000 and $751,000 for the six months ended June 30, 2010 and 2009, respectively. Interest expense remained relatively flat year to year for both the three and six month periods.
Net Foreign Currency Exchange Gains/Losses. These gains/losses result from foreign currency transactions, including gains/losses on foreign currency derivative contracts and intercompany balances that are not considered long-term in nature. The change in net foreign currency exchange gains/losses is due primarily to the underlying changes in the applicable exchange rates, as mitigated by our use of foreign exchange forward contracts to hedge certain non-functional currency assets and liabilities against changes in exchange rate movements.
Other Expense, Net. Other expense, net, consists primarily of bank fees associated with our cash management activities. The increase in the three and six months ended June 30, 2010 compared to the prior year periods is attributable to bank fees associated with changes in our lock box arrangements.
Income Tax Expense. Our effective tax rate for the three months ended June 30, 2010 and 2009 was 36.4% and 35.6%, respectively. Our effective tax rate for the six months ended June 30, 2010 and 2009 was 36.5% and 38.2%, respectively. The change in effective tax rates for the three month periods was due to a higher percentage of earnings generated in a higher tax jurisdiction, partially offset by an overall increase in earnings resulting in a dilutive effect of certain non-deductible expenses on the rate. The change in effective tax rates for the six month periods was due to an overall increase in income resulting in a dilutive effect of certain non-deductible expenses on the rate, partially offset by an increase in the percentage of earnings generated in a higher tax jurisdiction.
Liquidity and Capital Resources
The following table sets forth certain consolidated cash flow information for the six months ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended
	June 30,
	2010	2009
Net cash provided by operating activities	$129,038	$198,751
Net cash used in investing activities	(13,434)	(21,179)
Net cash used in financing activities	(74,861)	(108,219)
Foreign currency exchange effect on cash flow	(10,669)	1,292

Increase in cash and cash equivalents	30,074	70,645
Cash and cash equivalents at beginning of period	68,066	49,175

Cash and cash equivalents at end of period	$98,140	$119,820

Cash and Cash Flow
Our primary uses of cash during the six months ended June 30, 2010 were to fund working capital requirements, including cash payments to settle trade credit liabilities, and to pay down debt. Operating activities in the six months ended June 30, 2010 provided $129.0 million in cash, a 35% decrease from the six months ended June 30, 2009. Our operating cash flows enabled us to reduce our long-term debt under our revolving credit facilities by $66.0 million and make net repayments under our inventory financing facility of $8.1 million since December 31, 2009, even with the cash payments of $17.8 million during the six months ended June 30, 2010 as part of our previously announced program of compliance with state unclaimed property laws, and to increase our cash balance by $30.1 million since December 31, 2009. Capital expenditures were $8.3 million for the six months ended June 30, 2010, consistent with the amount of capital expenditures for the six months ended June 30, 2009. Cash flows for the six months ended June 30, 2010 were negatively affected by $10.7 million as a result of foreign currency exchange rates, while cash flows for the six months ended June 30, 2009 benefited by $1.3 million as a result of foreign currency exchange rates.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Net cash provided by operating activities. Cash flows from operations for the six months ended June 30, 2010 and 2009 reflect our net earnings, adjusted for non-cash items such as depreciation, amortization and stock-based compensation expense, as well as changes in accounts receivable, inventories, accounts payable and accrued expenses and other liabilities. For the 2010 period, the increases in accounts receivable and accounts payable were due primarily to the increase in net sales compared to the prior year. The decrease in accrued expenses and other liabilities in the six months ended June 30, 2010 was primarily due to payments made to settle certain state unclaimed property liabilities and reduce income taxes payable. For the 2009 period, the decrease in accounts receivable was due primarily to a decrease in net sales compared to the prior year. The decrease in inventory levels in the 2009 period was a result of specific inventory management projects undertaken in our North America segment.
Our consolidated cash flow operating metrics for the quarter ended June 30, 2010 and 2009 were as follows:

	2010	2009
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	71	77
Days inventory outstanding (“DIOs”) (b)	7	9
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	66	75

(a)	Calculated as the balance of accounts receivable, net at the end of the period divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 91 days.

(b)	Calculated as average inventories divided by daily costs of goods sold. Average inventories is calculated as the sum of the balances of inventories at the beginning of the quarter plus inventories at the end of the quarter divided by two. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 91 days.

(c)	Calculated as the balances of accounts payable at the end of the period divided by daily costs of goods sold. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 91 days.
The decrease in DSO for the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009 is due primarily to the effects of a large public sector contract recorded in the second quarter of last year that did not recur this year and improvements in our collection cycle. The decrease in DPOs during the second quarter of 2010 compared to the quarter ended June 30, 2009 was due to the effect of this same public sector contract and increases in sales of hardware for which suppliers are typically paid in advance of collection from clients. In both periods, the DPOs benefited from the timing of a scheduled supplier payment that was deferred to early in the following quarter.
We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms granted to our clients in order to take advantage of supplier discounts. We intend to use cash generated in 2010 in excess of working capital needs to pay down our outstanding debt balances and support our capital expenditures for the year. As part of our previously announced program to gain compliance with state unclaimed property laws, we expect that cash payments to settle trade credit liabilities with clients or suppliers or to remit unclaimed property to the states will approximate $20.0 million to $25.0 million in 2010. As of June 30, 2010, we had remitted $17.8 million of such cash payments.
Net cash used in investing activities. Capital expenditures of $8.3 million for each of the six months ended June 30, 2010 and 2009 primarily related to investments in our IT systems. We expect capital expenditures for the full year 2010 between $15.0 million and $20.0 million, primarily for facility and technology related upgrade projects. During the six months ended June 30, 2010 and 2009, we made earnout payments of $5.1 million and $12.8 million, respectively, to the former owners of Calence.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Net cash used in financing activities. During the six months ended June 30, 2010, we made net repayments on our debt facilities that reduced our outstanding debt balances under our revolving credit facilities by $66.0 million and made net repayments under our inventory financing facility of $8.1 million. As of June 30, 2010, the only current portion of our long-term debt relates to our capital lease obligation for certain IT equipment. During the six months ended June 30, 2009, we made net repayments on our debt facilities that reduced our outstanding debt balances by $108.5 million.
Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our senior revolving credit facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings plus (i) interest expense, less non-cash imputed interest on our inventory financing facility, (ii) income tax expense, (iii) depreciation and amortization and (iv) non-cash stock-based compensation (referred to herein as “adjusted earnings”). The maximum leverage ratio permitted under the agreements is 2.75 times trailing twelve-month adjusted earnings. We anticipate that we will be in compliance with our maximum leverage ratio requirements over the next four quarters. However, a significant drop in adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below the Company’s consolidated maximum debt capacity. As a result of this limitation, of the $450.0 million of aggregate maximum debt capacity available under our senior revolving credit facility and our ABS facility, the Company’s debt balance that could have been outstanding as of June 30, 2010 was limited to $389.5 million based on 2.75 times the Company’s trailing twelve-month adjusted earnings. Our debt balance as of June 30, 2010 was $83.8 million, including our capital lease obligation, well below the quarter-end limitation.
We anticipate that cash flows from operations, together with the funds available under our financing facilities, will be adequate to support our presently anticipated cash and working capital requirements for operations over the next 12 months.
Cash and cash equivalents held by foreign subsidiaries are often subject to U.S. income taxation upon repatriation to the United States. For foreign entities not treated as branches for U.S. tax purposes, we do not provide for U.S. income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the United States. As of June 30, 2010, we had approximately $87.1 million in cash and cash equivalents in certain of our foreign subsidiaries where we consider undistributed earnings for these foreign subsidiaries to be permanently reinvested. As part of our working capital management strategy, we used our excess cash balances in the United States to pay down debt as of June 30, 2010. As of June 30, 2010, the majority of our foreign cash resides in the Netherlands, Australia, the United Kingdom, and Canada. Certain of these cash balances could and will be remitted to the United States by paying down intercompany payables generated in the ordinary course of business. This repayment would not change our policy to indefinitely reinvest earnings of its foreign subsidiaries. Our intention is that undistributed earnings will be used for general business purposes in the foreign jurisdictions as well as to fund our IT system upgrade in EMEA, various facility upgrades and the hardware expansion to non-United Kingdom EMEA countries.
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
Contractual Obligations
Other than the amendment to our ABS facility on July 1, 2010, as discussed in Note 4 to our Consolidated Financial Statements in Part I, Item 1 of this report, there have been no material changes in our reported contractual obligations, as described under “Contractual Obligations for Continuing Operations” in “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009.

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
The following table summarizes our open foreign currency forward contracts held at June 30, 2010. All U.S. dollar and foreign currency amounts are presented in thousands.

	Buy	Buy
Foreign Currency	GBP	CAD
Foreign Amount	4,000	10,000
Exchange Rate	1.4822	1.0200
USD Equivalent	$5,929	$9,804
Weighted Average Maturity	Less than 1 month	Less than 1 month
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and determined that as of June 30, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and are adjusted to reflect the effects of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular claim. Although litigation is inherently unpredictable, we believe that we have adequate provisions for any probable and reasonably estimable losses. It is possible, nevertheless, that our financial position, the results of our operations or our liquidity could be materially and adversely affected in any particular period by the resolution of a legal proceeding. Legal expenses related to defense, negotiations, settlements, rulings and advice of outside legal counsel are expensed as incurred.

INSIGHT ENTERPRISES, INC.
Beginning in March 2009, three purported class action lawsuits were filed in the U.S. District Court for the District of Arizona against us and certain of our current and former directors and officers on behalf of purchasers of our securities during the period April 22, 2004 to February 6, 2009. Two plaintiffs voluntarily dismissed their complaints, and the District Court appointed a lead plaintiff and lead counsel. The plaintiff in the remaining action filed an amended complaint in September 2009, seeking unspecified damages, and the District Court dismissed the amended complaint on April 30, 2010. On June 1, 2010, the plaintiff filed a second amended complaint, which asserts claims under the federal securities laws relating to our February 9, 2009 announcement that we expected to restate our financial statements and also includes additional allegations regarding other purported accounting and revenue recognition issues during the class period. All defendants have filed motions to dismiss the second amended complaint, and briefing on the motions to dismiss will continue through August 2010. In June 2009, we were notified that three shareholder derivative lawsuits had been filed, two in the Superior Court in Maricopa County, Arizona (the “State derivative actions”) and one in the U.S. District Court for the District of Arizona (the “Federal derivative action”), by persons identifying themselves as Insight shareholders and purporting to act on behalf of Insight, naming Insight as a nominal defendant and current and former officers and directors as defendants. Initially, the three derivative action complaints, like the purported class action complaint, primarily arose out of our February 9, 2009 announcement. The Federal derivative action has been dismissed with prejudice. The two State derivative actions were consolidated into a single action, and the plaintiff filed an amended complaint in the consolidated action on October 30, 2009 that alleges breaches of fiduciary duties of loyalty and good faith, breach of fiduciary duties for insider selling and misappropriation of information, and unjust enrichment. The amount of damages sought by the plaintiffs is not specified in the consolidated complaint. We moved to dismiss the State derivative actions, and oral argument on the motion to dismiss will be heard in August 2010. In July and September 2009, we received, from the plaintiff in the Federal derivative action, separate demands to inspect our books and records pursuant to Section 220 of the Delaware General Corporation Law, and we objected to both demands as improper. In November 2009, that same plaintiff filed a lawsuit in the Court of Chancery of the State of Delaware seeking to compel the inspection of certain books and records. In January 2010, we filed a motion to dismiss that complaint, and the Court of Chancery heard oral argument on the motions to dismiss in March 2010. On June 3, 2010, the Court of Chancery granted our motion and dismissed the suit with prejudice. We have tendered a claim to our D&O liability insurance carriers, and our carriers have acknowledged their obligations under these policies subject to a reservation of rights.
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

INSIGHT ENTERPRISES, INC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the three months ended June 30, 2010.
We have never paid a cash dividend on our common stock, and our senior revolving credit facility contains restrictions on the payment of cash dividends. We currently intend to reinvest all of our earnings into our business and do not intend to pay any cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
We did not repurchase any shares of our common stock during the three months ended June 30, 2010.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. [Removed and Reserved.]
Item 5. Other Information.
None.
Item 6. Exhibits.
(a) Exhibits (unless otherwise noted, exhibits are filed herewith).

Exhibit No.		Description

3.1		Composite Certificate of Incorporation of Insight Enterprises, Inc. (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the year ended December 31, 2005).
3.2		Amended and Restated Bylaws of the Insight Enterprises, Inc. (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on January 14, 2008).
3.3		Form of Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 5 of our Registration Statement on Form 8-A (No. 00-25092) filed on March 17, 1999).
4.1		Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).
10.1
Amendment No. 12 to Receivables Purchase Agreement dated as of July 1, 2010 among Insight Receivables, LLC, Insight Enterprises, Inc., the Purchasers and Managing Agents party thereto, and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA (Main Office Chicago)), as agent for the Purchasers.

10.2	(1)	Executive Service Agreement between Insight Direct (UK) and Stuart Fenton dated May 18, 2010 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on May 27, 2010).
10.3	(1)	Employment Agreement between Insight Enterprises, Inc. and David C. Olsen, dated as of June 15, 2010.
31.1		Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14.
31.2		Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14.
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Management contract or compensatory plan or arrangement.

INSIGHT ENTERPRISES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2010	INSIGHT ENTERPRISES, INC.
	By:	/s/ Kenneth T. Lamneck
Kenneth T. Lamneck
President and Chief Executive Officer (Duly Authorized Officer)

	By:	/s/ Glynis A. Bryan
Glynis A. Bryan
Chief Financial Officer (Principal Financial Officer)