Form 10-Q
period 2010-09-30
INSIGHT ENTERPRISES INC
filed 2010-11-04
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2010
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
Yes ☐          No ☑
The number of shares outstanding of the issuer’s common stock as of October 29, 2010 was 46,274,027.

INSIGHT ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
Three Months Ended September 30, 2010

INSIGHT ENTERPRISES, INC.
FORWARD-LOOKING INFORMATION
Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect net sales, gross profit, operating expenses, earnings from continuing operations, non-operating income and expenses, net earnings or cash flows, cash needs and the sufficiency of our capital resources and the payment of debt balances and accrued expenses and liabilities; detail of our business strategy and our strategic initiatives; projections of capital expenditures and trade credit liability settlements and payments; plans relating to our products and services; the effect of new accounting principles or changes in accounting policies; the effect of and our exposure to guaranty and indemnification obligations and other off-balance sheet arrangements; projections about the outcome of ongoing tax audits; statements related to accounting estimates, including estimated stock-based compensation award forfeitures and the realization of deferred tax assets; the timing of amortization of stock-based compensation expense and the payment of accrued severance and restructuring costs; projections of compliance with debt covenants; our intentions to reinvest undistributed earnings of foreign subsidiaries; our intentions concerning our use of cash generated from operations and the payment of dividends; our positions and strategies with respect to ongoing and threatened litigation, including those matters identified in “Legal Proceedings” in Part II, Item 1 of this report; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions, and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that the results discussed in the forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
INSIGHT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$93,764	$68,066
Accounts receivable, net of allowances for doubtful accounts of $17,242 and $22,364, respectively	839,645	998,770
Inventories	122,685	77,694
Inventories not available for sale	30,296	47,722
Deferred income taxes	27,220	35,750
Other current assets	39,580	32,318

Total current assets	1,153,190	1,260,320

Property and equipment, net of accumulated depreciation and amortization of $178,126 and $160,904, respectively	142,973	150,103
Goodwill	16,474	15,829
Intangible assets, net of accumulated amortization of $50,127 and $39,187, respectively	72,449	82,483
Deferred income taxes	73,950	78,489
Other assets	18,163	16,097

	$1,477,199	$1,603,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$563,327	$695,549
Accrued expenses and other current liabilities	158,667	212,276
Current portion of long-term debt	992	875
Deferred revenue	39,874	54,135

Total current liabilities	762,860	962,835

Long-term debt	166,370	149,349
Deferred income taxes	2,729	3,054
Other liabilities	25,319	20,509

	957,278	1,135,747

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 46,271 shares at September 30, 2010 and 45,956 shares at December 31, 2009 issued and outstanding	463	460
Additional paid-in capital	375,920	372,021
Retained earnings	124,375	73,864
Accumulated other comprehensive income — foreign currency translation adjustments	19,163	21,229

Total stockholders’ equity	519,921	467,574

	$1,477,199	$1,603,321

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales	$1,172,227	$969,935	$3,499,225	$2,958,257
Costs of goods sold	1,017,582	836,449	3,025,730	2,545,155

Gross profit	154,645	133,486	473,495	413,102
Operating expenses:
Selling and administrative expenses	129,511	117,623	385,052	374,831
Severance and restructuring expenses	298	3,994	1,687	12,471

Earnings from operations	24,836	11,869	86,756	25,800
Non-operating (income) expense:
Interest income	(161)	(45)	(467)	(333)
Interest expense	1,899	2,333	5,957	6,421
Net foreign currency exchange loss (gain)	130	93	743	(119)
Other expense, net	348	217	1,097	697

Earnings from continuing operations before income taxes	22,620	9,271	79,426	19,134
Income tax expense	8,188	1,999	28,915	5,766

Net earnings from continuing operations	14,432	7,272	50,511	13,368
Net earnings from a discontinued operation	—	—	—	2,801

Net earnings	$14,432	$7,272	$50,511	$16,169

Net earnings per share — Basic:
Net earnings from continuing operations	$0.31	$0.16	$1.09	$0.29
Net earnings from a discontinued operation	—	—	—	0.06

Net earnings per share	$0.31	$0.16	$1.09	$0.35

Net earnings per share — Diluted:
Net earnings from continuing operations	$0.31	$0.16	$1.08	$0.29
Net earnings from a discontinued operation	—	—	—	0.06

Net earnings per share	$0.31	$0.16	$1.08	$0.35

Shares used in per share calculations:
Basic	46,268	45,875	46,193	45,812

Diluted	46,865	46,445	46,749	46,164

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2010	2009*
Cash flows from operating activities:
Net earnings	$50,511	$16,169
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	28,515	29,074
Provision for losses on accounts receivable	546	2,795
Write-downs of inventories	4,875	5,623
Non-cash stock-based compensation	5,139	7,974
Non-cash gain from arbitrated claim, net of tax	—	(2,801)
Excess tax benefit from employee gains on stock-based compensation	(912)	—
Deferred income taxes	11,762	1,706
Changes in assets and liabilities:
Decrease in accounts receivable	143,709	281,677
(Increase) decrease in inventories	(32,676)	12,836
(Increase) decrease in other current assets	(6,558)	615
(Increase) decrease in other assets	(1,557)	3,935
Decrease in accounts payable	(110,705)	(215,022)
(Decrease) increase in deferred revenue	(11,414)	9,409
Decrease in accrued expenses and other liabilities	(43,727)	(34,410)

Net cash provided by operating activities	37,508	119,580

Cash flows from investing activities:
Acquisition of Calence, net of cash acquired	(5,123)	(12,834)
Purchases of property and equipment	(12,631)	(11,739)

Net cash used in investing activities	(17,754)	(24,573)

Cash flows from financing activities:
Borrowings on senior revolving credit facility	910,136	833,373
Repayments on senior revolving credit facility	(892,636)	(905,873)
Borrowings on accounts receivable securitization financing facility	45,000	165,000
Repayments on accounts receivable securitization financing facility	(45,000)	(165,000)
Payments on capital lease obligation	(681)	(113)
Net repayments under inventory financing facility	(9,952)	(4,446)
Payment of deferred financing fees	(490)	(1,565)
Proceeds from sales of common stock under employee stock plans	49	—
Excess tax benefit from employee gains on stock-based compensation	912	—
Payment of payroll taxes on stock-based compensation through shares withheld	(1,260)	(463)

Net cash provided by (used in) financing activities	6,078	(79,087)

Foreign currency exchange effect on cash flows	(134)	3,873

Increase in cash and cash equivalents	25,698	19,793
Cash and cash equivalents at beginning of period	68,066	49,175

Cash and cash equivalents at end of period	$93,764	$68,968

*	Certain amounts in the consolidated statement of cash flows for the nine months ended September 30, 2009 have been reclassified to conform to the presentation for the nine months ended September 30, 2010.
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2010, our results of operations for the three and nine months ended September 30, 2010 and 2009 and our cash flows for the nine months ended September 30, 2010 and 2009. The consolidated balance sheet as of December 31, 2009 was derived from the audited consolidated balance sheet at such date. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission (“SEC”) and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Reclassifications
We reclassified $4,686,000 of inventories in North America at December 31, 2009 to inventories not available for sale in the accompanying balance sheet as of December 31, 2009 to conform to the presentation at September 30, 2010.
Consistent with our presentation as of December 31, 2009, included in our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009, we reclassified certain current asset and current liability amounts as of September 30, 2009 which affected the accompanying consolidated statement of cash flows for the nine months ended September 30, 2009 to conform to the presentation for the nine months ended September 30, 2010. Such reclassifications were required to conform presentation among all of our subsidiaries. Such reclassifications had no effect on previously reported net earnings or operating cash flow amounts.
Consistent with our presentation for the year ended December 31, 2009, we revised the classification of the net increase in book overdrafts of $12,538,000 for the nine months ended September 30, 2009 from a financing activity to an operating activity in our consolidated statements of cash flows. We concluded this classification is preferable as our book overdrafts, which are not directly linked to a credit facility or other bank overdraft arrangement, do not result in an actual bank financing, but rather constitute normal unpaid trade payables at the end of a reporting period. The revision in classification had no effect on our consolidated balance sheet or reported net earnings in any period.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Net earnings from continuing operations	$14,432	$7,272	$50,511	$13,368

Denominator:
Weighted average shares used to compute basic EPS	46,268	45,875	46,193	45,812
Dilutive potential common shares due to dilutive options and restricted stock units, net of tax effect	597	570	556	352

Weighted average shares used to compute diluted EPS	46,865	46,445	46,749	46,164

Net earnings from continuing operations per share:
Basic	$0.31	$0.16	$1.09	$0.29

Diluted	$0.31	$0.16	$1.08	$0.29

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following weighted average outstanding stock options were not included in the diluted EPS calculations because the exercise prices of these options were greater than the average market price of our common stock during the respective periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted-average outstanding stock options excluded from the diluted EPS calculation	258	1,425	383	1,851

3. Goodwill
During the nine months ended September 30, 2010, we recorded $645,000 of additional purchase price consideration and the related accrued interest thereon as a result of Calence, LLC (“Calence”), acquired April 1, 2008, achieving certain performance targets during the first quarter of 2010. The additional goodwill was recorded as part of our North America reporting unit. The final payment of $5,123,000 for additional purchase price consideration and the related accrued interest thereon was paid to the former owners of Calence on April 1, 2010.
4. Debt, Capital Lease Obligation and Inventory Financing Facility
Debt
Our long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2010	2009
Senior revolving credit facility	$164,500	$147,000
Accounts receivable securitization financing facility	—	—
Capital lease obligation	2,862	3,224

Total	167,362	150,224
Less: current portion of obligation under capital lease	(992)	(875)
Less: current portion of revolving credit facilities	—	—

Long-term debt	$166,370	$149,349

Our senior revolving credit facility has a maximum borrowing capacity of $300,000,000 and matures April 1, 2013.
Our accounts receivable securitization financing facility (the “ABS facility”) has a maximum borrowing capacity of $150,000,000. While the ABS facility has a stated maximum amount, the actual availability under the ABS facility is limited by the quantity and quality of the underlying accounts receivable. As of September 30, 2010, availability under the ABS facility was $150,000,000.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our senior revolving credit facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings plus (i) interest expense, less non-cash imputed interest on our inventory financing facility, (ii) income tax expense, (iii) depreciation and amortization and (iv) non-cash stock-based compensation (referred to herein as “adjusted earnings”). The maximum leverage ratio permitted under the agreements is 2.75 times trailing twelve-month adjusted earnings as of September 30, 2010 and stepped down to 2.50 times effective October 1, 2010 through April 1, 2013. As a result of this limitation, of the $450,000,000 of aggregate maximum debt capacity available under our senior revolving credit facility and our ABS facility, the Company’s debt balance that could have been outstanding as of September 30, 2010 was limited to $428,300,000 based on 2.75 times the Company’s trailing twelve-month adjusted earnings. The maximum leverage, minimum fixed charge and asset coverage ratio financial covenant requirements under the ABS facility were not modified as part of the July 1, 2010 amendment to the ABS facility.
Our financing facilities contain various covenants. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified period of time. At September 30, 2010, we were in compliance with all such covenants.
Capital Lease Obligation
In July 2009, we entered into a four-year lease for certain IT equipment. Subsequently, in November 2009 and again in July 2010, we amended this lease to include additional IT equipment to be used in the same manner as the equipment covered by the initial lease. The amendment in July 2010 added $319,000 to the value of the equipment held under the capitalized lease. The obligations under the capitalized lease are included in long-term debt in our consolidated balance sheet as of September 30, 2010. The current and long-term portions of the obligation are included in the table above.
The equipment held under the capitalized lease is included in property and equipment and is amortized on a straight-line basis over the lease term. The related amortization expense is included in selling and administrative expenses in our consolidated statements of operations for the three and nine months ended September 30, 2010. As of September 30, 2010, accumulated amortization on the capital lease assets was $1,032,000.
Inventory Financing Facility
On April 26, 2010, we entered into an amendment to our inventory financing facility to increase the aggregate availability for vendor purchases under the facility from $90,000,000 to $100,000,000. On August 12, 2010, we entered into a second amendment to the facility to further increase the aggregate availability for vendor purchases under the facility from $100,000,000 to $150,000,000. As of September 30, 2010 and December 31, 2009, $84,330,000 and $94,282,000, respectively, was included in accounts payable within the consolidated balance sheets related to our inventory financing facility, which matures on April 1, 2013.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
5. Income Taxes
Our effective tax rate for the three and nine months ended September 30, 2010 was 36.2% and 36.4%, respectively. For the three and nine months ended September 30, 2010, our effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to state income taxes, net of federal tax, partially offset by lower taxes on earnings in foreign jurisdictions.
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
As of September 30, 2010 and December 31, 2009, we had $5,427,000 and $5,923,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $377,000 and $330,000 relate to accrued interest as of September 30, 2010 and December 31, 2009, respectively.
Several of our subsidiaries are currently under audit for tax years 2002 through 2009. It is reasonably possible that the examination phase of these audits may conclude in the next 12 months and that the related unrecognized tax benefits for uncertain tax positions may change, potentially having a material effect on our effective tax rate. However, based on the status of the various examinations in multiple jurisdictions, an estimate of the range of reasonably possible outcomes cannot be made at this time.
6. Severance, Restructuring and Acquisition Integration Activities
Severance Costs Expensed for 2010 Resource Actions
During the three months ended September 30, 2010, North America and EMEA recorded severance expense totaling $199,000 and $120,000, respectively, and during the nine months ended September 30, 2010, North America and EMEA recorded severance expense totaling $1,142,000 and $1,029,000, respectively. During the nine months ended September 30, 2010, the North America charge was part of the roll-out of our new sales engagement model and plans to add new leadership in key areas, and the EMEA charge was associated with the severance for ten former teammates. The outstanding obligations as of September 30, 2010 of $511,000 and $504,000 for North America and EMEA, respectively, are expected to be paid within the next twelve months and are therefore included in accrued expenses and other current liabilities.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Severance Costs Expensed for 2009 Resource Actions
During the year ended December 31, 2009, North America, EMEA and APAC recorded severance expense related to the departure of our former President and Chief Executive Officer from the Company and ongoing restructuring efforts to reduce operating expenses. As of December 31, 2009, all severance costs recorded by APAC in connection with 2009 resource actions had been paid. The following table details the changes in these liabilities in North America and EMEA during the nine months ended September 30, 2010 (in thousands):

	North America	EMEA	Consolidated
Balance at December 31, 2009	$38	$1,904	$1,942
Foreign currency translation adjustments	—	(155)	(155)
Adjustments	—	(414)	(414)
Cash payments	(38)	(742)	(780)

Balance at September 30, 2010	$—	$593	$593

In EMEA, adjustments of $21,000 and $414,000 were recorded as a reduction to severance and restructuring expense during the three and nine months ended September 30, 2010, respectively, and a reduction of the related severance accrual due to changes in estimates as cash payments were made. All remaining outstanding obligations are expected to be paid within the next twelve months and are therefore included in accrued expenses and other current liabilities.
Severance Costs Expensed for 2008 Resource Actions
During the year ended December 31, 2008, North America, EMEA and APAC recorded severance expense related to ongoing restructuring efforts to reduce operating expenses related to support functions. As of December 31, 2009, all severance costs recorded by APAC in connection with the 2008 resource actions had been paid. During the first quarter of 2010, final cash payments totaling $19,000 were made on the remaining accrued severance costs in North America and an adjustment of $70,000 was recorded as a reduction to severance and restructuring expense and the related severance accrual in EMEA due to changes in estimates. As of September 30, 2010, there were no outstanding severance obligations associated with the 2008 resource actions.
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
As of December 31, 2009, all severance costs recorded by North America in connection with the integration of Software Spectrum had been paid.
The following table details the changes in the remaining EMEA liabilities during the nine months ended September 30, 2010 (in thousands):

EMEA
Balance at December 31, 2009	$1,358
Foreign currency translation adjustments	(62)
Adjustments	(106)
Cash payments	(479)

Balance at September 30, 2010	$711

All remaining outstanding obligations are expected to be paid within the next twelve months and are therefore included in accrued expenses and other current liabilities. An adjustment of $106,000 was recorded as a reduction of selling and administrative expenses recorded during the three and nine months ended September 30, 2010 and the related severance accrual due to changes in estimates of the costs of the integration plan.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Restructuring Costs Expensed in 2005
During the year ended December 31, 2005, Insight UK moved into a new facility and recorded facilities-based restructuring costs of $7,458,000. The related leases expired in October 2009, and the remaining balance in the accrual as of January 1, 2010 of $77,000 (related to certain service charges) was settled during the three and nine months ended September 30, 2010, leaving no accrual remaining as of September 30, 2010.
7. Stock-Based Compensation
We recorded the following pre-tax amounts for stock-based compensation, by operating segment, in our consolidated financial statements (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
North America	$1,712	$697	$3,901	$5,822
EMEA	508	68	1,105	2,000
APAC	57	44	133	152

Total	$2,277	$809	$5,139	$7,974

Stock Options
For the three months ended September 30, 2010 and 2009, we recorded stock-based compensation expense related to stock options, net of an estimate of forfeitures, of $93,000 and $72,000, respectively. For the nine months ended September 30, 2010 and 2009, we recorded stock-based compensation expense related to stock options, net of an estimate of forfeitures, of $276,000 and $207,000, respectively. As of September 30, 2010, total compensation cost not yet recognized related to nonvested stock options is $79,000, which is expected to be recognized through December 2010.
The following table summarizes our stock option activity during the nine months ended September 30, 2010:

				Weighted
			Aggregate	Average
		Weighted	Intrinsic Value	Remaining
	Number	Average	(in-the-money	Contractual
	Outstanding	Exercise Price	options)	Life (in years)
Outstanding at January 1, 2010	589,424	$18.82
Granted	—	—
Exercised	(3,500)	14.00	$4,676

Forfeited or expired	(332,219)	19.57

Outstanding at September 30, 2010	253,705	17.91	$21,932	1.84

Exercisable at September 30, 2010	187,039	17.96	$21,932	1.71

Vested and expected to vest	253,705	17.91	$21,932	1.84

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $15.69 as of September 30, 2010, which would have been received by the option holders had all option holders exercised options and sold the underlying shares on that date.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes the status of outstanding stock options as of September 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number of	Remaining	Exercise	Number of	Exercise
Exercise	Options	Contractual	Price Per	Options	Price Per
Prices	Outstanding	Life (in years)	Share	Exercisable	Share
$13.94 – 17.06	26,499	0.39	$15.12	26,499	$15.12
17.77	200,000	2.21	17.77	133,334	17.77
18.36 – 27.88	27,006	0.53	21.60	27,006	21.60
29.56	150	0.08	29.56	150	29.56
31.94	50	0.10	31.94	50	31.94

	253,705	1.84	17.91	187,039	17.96

Restricted Stock
For the three months ended September 30, 2010 and 2009, we recorded stock-based compensation expense, net of an estimate of forfeitures, related to restricted stock units (“RSUs”) of $2,184,000 and $737,000, respectively. For the nine months ended September 30, 2010 and 2009, we recorded stock-based compensation expense, net of an estimate of forfeitures, related to RSUs of $4,863,000 and $7,767,000, respectively. The expense for the nine months ended September 30, 2009 includes a non-cash charge of $5,478,000 that was recognized as a result of the cancellation of certain long-term incentive awards and is discussed further in our Annual Report on Form 10-K for the year ended December 31, 2009. As of September 30, 2010, total compensation cost not yet recognized related to nonvested RSUs is $11,341,000, which is expected to be recognized over the next 1.21 years on a weighted-average basis.
The following table summarizes our RSU activity during the nine months ended September 30, 2010:

		Weighted Average
	Number	Grant Date Fair Value	Fair Value
Nonvested at January 1, 2010	1,126,797	$5.95
Granted	1,045,569	13.18
Vested, including shares withheld to cover taxes	(405,775)	8.76	$5,449,943	(a)

Forfeited	(122,628)	7.41

Nonvested at September 30, 2010	1,643,963	9.75	$25,793,779	(b)

Expected to vest	1,569,614		$24,627,244	(b)

(a)	The fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

(b)	The aggregate fair values of the nonvested RSUs and RSUs expected to vest represent the total pre-tax fair value, based on our closing stock price of $15.69 as of September 30, 2010, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.
During the nine months ended September 30, 2010 and 2009, the RSUs that vested for teammates in the United States were net-share settled such that we withheld shares with value equivalent to the teammates’ minimum statutory United States tax obligations for the applicable income and other employment taxes and remitted the corresponding cash amount to the appropriate taxing authorities. The total shares withheld during the nine months ended September 30, 2010 and 2009 of 94,353 and 107,041, respectively, were based on the value of the RSUs on their vesting date as determined by our closing stock price on such vesting date. For the nine months ended September 30, 2010 and 2009, total payments for the employees’ tax obligations to the taxing authorities were $1,260,000 and $463,000, respectively, and are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the economic effect of repurchases of common stock as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent a repurchase of shares or an expense to us.

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
Non-Designated Hedges
We use foreign exchange forward contracts to hedge certain non-functional currency assets and liabilities from changes in exchange rate movements. Our non-functional currency assets and liabilities are primarily related to foreign currency denominated payables, receivables, and cash balances. The foreign currency forward contracts, carried at fair value, typically have a maturity of one month or less. We currently enter into approximately three foreign exchange forward contracts per month with an average notional value of $9,300,000 and an average maturity of approximately two weeks. Additional information on our purpose for entering into derivatives is described in “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009.
The counterparties associated with our foreign exchange forward contracts are large credit worthy commercial banks. The derivatives transacted with these institutions are short in duration, and therefore we do not consider counterparty concentration and non-performance to be material risks.
The following table summarizes our derivative financial instruments as of September 30, 2010 and December 31, 2009 (in thousands):

		September 30, 2010		December 31, 2009
		Asset	Liability	Asset	Liability
		Derivatives	Derivatives	Derivatives	Derivatives
	Balance Sheet Location	Fair Value	Fair Value	Fair Value	Fair Value
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$—	$—	$105	$—
Foreign exchange forward contracts	Accrued expenses and other current liabilities	—	75	—	65

Total derivatives not designated as hedging instruments		$—	$75	$105	$65

The following table summarizes the effect of our derivative financial instruments on our results of operations during the three and nine months ended September 30, 2010 and 2009 (in thousands):

		Amount of (Gain) Loss Recognized in
		Earnings on Derivatives
	Location of (Gain) Loss	Three Months Ended		Nine Months Ended
Derivatives Not Designated as	Recognized in	September 30,		September 30,
Hedging Instruments	Earnings on Derivatives	2010	2009	2010	2009
Foreign exchange forward contracts	Net foreign currency exchange loss (gain)	$314	$467	$(1,147)	$2,284

Total		$314	$467	$(1,147)	$2,284

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
9. Fair Value Measurements
The following table summarizes the valuation of our financial instruments by the following three categories as of September 30, 2010 and December 31, 2009 (in thousands):
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

		September 30, 2010		December 31, 2009
		Foreign	Long-lived	Foreign
		Exchange	Asset Held	Exchange
Balance Sheet Classification		Derivatives	for Sale	Derivatives
Other current assets	Level 1	$—	$—	$—
	Level 2	—	1,200	105
	Level 3	—	—	—

		$—	$1,200	$105

Accrued expenses and other current liabilities	Level 1	$—	$—	$—
	Level 2	75	—	65
	Level 3	—	—	—

		$75	$—	$65

We have elected to use the income approach to value our foreign exchange derivatives, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount assuming that participants are motivated, but not compelled, to transact. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR rates, foreign exchange rates, and foreign exchange forward points). Mid-market pricing is used as a practical expedient for fair value measurements. The fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments and did not have a material impact on the fair value of these derivative instruments. Both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments. We did not have any assets or liabilities measured at Level 1 or Level 3 or implement any changes in our valuation techniques as of and for the three and nine months ended September 30, 2010.
As of September 30, 2010, other than the asset held for sale discussed below, we have no nonfinancial assets or liabilities that are measured at fair value on a recurring basis, and our other financial assets or liabilities generally consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities. The estimated fair values of our cash equivalents is determined based on quoted prices in active markets for identical assets. The fair value of the other financial assets and liabilities is based on the value that would be received or paid in an orderly transaction between market participants and approximates the carrying value due to their nature and short duration.
In accordance with the terms of our President and CEO’s employment agreement, which was effective January 1, 2010, the Company acquired his former residence on the Gulf Coast of Florida for $2,100,000 in May 2010. The price paid was based on two independent real estate appraisals performed in late January/early February of 2010, immediately subsequent to the President and CEO’s employment. The long-lived asset held for sale is included in other current assets in the accompanying balance sheet as of September 30, 2010 based on the Company’s current disposal plans. As of September 30, 2010, the asset was written down to its fair value, less estimated costs to sell, of approximately $1,200,000, resulting in a loss of approximately $900,000, which was included in selling and administrative expenses during the nine months ended September 30, 2010 ($600,000 during the second quarter and $300,000 during the third quarter of 2010). The Company closed the sale of the former residence on October 15, 2010 for $1,300,000, less costs to sell.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
10. Comprehensive Income
Comprehensive income for the three and nine months ended September 30, 2010 and 2009 includes the following component (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net earnings	$14,432	$7,272	$50,511	$16,169
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	13,097	2,714	(2,066)	11,352

Total comprehensive income	$27,529	$9,986	$48,445	$27,521

11. Commitments and Contingencies
Contractual
In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of September 30, 2010 and December 31, 2009, we had approximately $18,514,000 and $14,116,000, respectively, of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse them.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
Management believes that payments, if any, related to these indemnifications are not probable at September 30, 2010. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Beginning in March 2009, three purported class action lawsuits were filed in the U.S. District Court for the District of Arizona against us and certain of our current and former directors and officers on behalf of purchasers of our securities during the period April 22, 2004 to February 6, 2009. Two plaintiffs voluntarily dismissed their complaints, and the District Court appointed a lead plaintiff and lead counsel. The plaintiff in the remaining action filed an amended complaint in September 2009, seeking unspecified damages, and the District Court dismissed the amended complaint on April 30, 2010. On June 1, 2010, the plaintiff filed a second amended complaint, which asserts claims under the federal securities laws relating to our February 9, 2009 announcement that we expected to restate our financial statements and also includes additional allegations regarding other purported accounting and revenue recognition issues during the class period. All defendants have filed motions to dismiss the second amended complaint, briefing on the motions to dismiss has been completed and oral argument on the motion to dismiss the second amended complaint will be heard in November 2010. In June 2009, we were notified that three shareholder derivative lawsuits had been filed, two in the Superior Court in Maricopa County, Arizona (the “State derivative actions”) and one in the U.S. District Court for the District of Arizona (the “Federal derivative action”), by persons identifying themselves as Insight shareholders and purporting to act on behalf of Insight, naming Insight as a nominal defendant and current and former officers and directors as defendants. Initially, the three derivative action complaints, like the purported class action complaint, primarily arose out of our February 9, 2009 announcement. The Federal derivative action has been dismissed with prejudice, and the plaintiff in that action has appealed the order of dismissal to the U.S. Court of Appeals for the Ninth Circuit. The two State derivative actions were consolidated into a single action, and the plaintiff filed an amended complaint in the consolidated action on October 30, 2009 that alleges breaches of fiduciary duties of loyalty and good faith, breach of fiduciary duties for insider selling and misappropriation of information, and unjust enrichment. The amount of damages sought by the plaintiffs is not specified in the consolidated complaint. We moved to dismiss the State derivative actions, and oral argument on the motion to dismiss was heard in August 2010. On October 18, 2010, the State derivative actions were dismissed with prejudice. The judgment of dismissal is not yet final and may still be appealed. We have tendered a claim to our D&O liability insurance carriers, and our carriers have acknowledged their obligations under these policies subject to a reservation of rights.
In August 2010, in connection with an investigation being conducted by the United States Department of Justice (the “DOJ”), Calence received a subpoena from the Office of the Inspector General of the Federal Communications Commission (the “FCC OIG”) requesting documents related to the award, by the Universal Service Administration Company, of funds under the E-Rate program. The E-Rate program provides schools and libraries with discounts to obtain affordable telecommunications and internet access. We are cooperating with the DOJ and FCC OIG and are in the process of responding to the subpoena. Pursuant to the Calence acquisition agreements, the former owners of Calence have agreed to indemnify us for certain damages that may arise out of or result from this matter, including our fees and expenses for responding to the subpoena.
Aside from the matters discussed above, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations or liquidity.
12. Segment Information
We operate in three reportable geographic operating segments: North America; EMEA; and APAC. Currently, our offerings in North America and the United Kingdom include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and select software-related services. Net sales by product or service type for North America, EMEA and APAC were as follows for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	North America		EMEA		APAC
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
Sales Mix	2010	2009	2010	2009	2010	2009
Hardware	$572,427	$427,832	$103,326	$101,963	$408	$159
Software	245,563	195,971	159,854	142,978	32,142	34,601
Services	53,214	62,193	4,633	3,496	660	742

	$871,204	$685,996	$267,813	$248,437	$33,210	$35,502

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	North America		EMEA		APAC
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
Sales Mix	2010	2009	2010	2009	2010	2009
Hardware	$1,555,173	$1,214,278	$322,888	$282,214	$818	$835
Software	716,528	671,843	607,978	507,771	126,506	95,655
Services	153,298	173,507	13,450	10,418	2,586	1,736

	$2,424,999	$2,059,628	$944,316	$800,403	$129,910	$98,226

All intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments and on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the three and nine months ended September 30, 2010.
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
The tables below present information about our reportable operating segments as of and for the three months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30, 2010
	North America	EMEA	APAC	Consolidated
Net sales	$871,204	$267,813	$33,210	$1,172,227
Costs of goods sold	760,668	229,681	27,233	1,017,582

Gross profit	110,536	38,132	5,977	154,645
Operating expenses:
Selling and administrative expenses	89,012	35,808	4,691	129,511
Severance and restructuring expenses	199	99	—	298

Earnings from operations	$21,325	$2,225	$1,286	24,836

Non-operating expense, net				2,216

Earnings before income taxes				22,620
Income tax expense				8,188

Net earnings				$14,432

Total assets at period end	$1,329,004	$362,576	$46,743	$1,738,323	*

*	Consolidated total assets do not reflect the net effect of intercompany corporate assets and intercompany eliminations of $261,124,000.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended September 30, 2009
	North America	EMEA	APAC	Consolidated
Net sales	$685,996	$248,437	$35,502	$969,935
Costs of goods sold	592,695	213,020	30,734	836,449

Gross profit	93,301	35,417	4,768	133,486
Operating expenses:
Selling and administrative expenses	79,354	34,402	3,867	117,623
Severance and restructuring expenses	4,468	(463)	(11)	3,994

Earnings from operations	$9,479	$1,478	$912	11,869

Non-operating expense, net				2,598

Earnings from continuing operations before income taxes				9,271
Income tax expense				1,999

Net earnings from continuing operations				7,272
Net earnings from a discontinued operation				—

Net earnings				$7,272

Total assets at period end	$1,271,284	$291,942	$38,054	$1,601,280	**

**	Consolidated total assets do not reflect the net effect of intercompany corporate assets and intercompany eliminations of $259,595,000.
The tables below present information about our reportable operating segments as of and for the nine months ended September 30, 2010 and 2009 (in thousands):

	Nine Months Ended September 30, 2010
	North America	EMEA	APAC	Consolidated
Net sales	$2,424,999	$944,316	$129,910	$3,499,225
Costs of goods sold	2,095,892	818,440	111,398	3,025,730

Gross profit	329,107	125,876	18,512	473,495
Operating expenses:
Selling and administrative expenses	260,241	110,698	14,113	385,052
Severance and restructuring expenses	1,142	545	—	1,687

Earnings from operations	$67,724	$14,633	$4,399	86,756

Non-operating expense, net				7,330

Earnings before income taxes				79,426
Income tax expense				28,915

Net earnings				$50,511

Total assets at period end	$1,329,004	$362,576	$46,743	$1,738,323	*

*	Consolidated total assets do not reflect the net effect of intercompany corporate assets and intercompany eliminations of $261,124,000.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2009
	North America	EMEA	APAC	Consolidated
Net sales	$2,059,628	$800,403	$98,226	$2,958,257
Costs of goods sold	1,773,536	687,309	84,310	2,545,155

Gross profit	286,092	113,094	13,916	413,102
Operating expenses:
Selling and administrative expenses	260,441	103,122	11,268	374,831
Severance and restructuring expenses	10,327	1,854	290	12,471

Earnings from operations	$15,324	$8,118	$2,358	25,800

Non-operating expense, net				6,666

Earnings from continuing operations before income taxes				19,134
Income tax expense				5,766

Net earnings from continuing operations				13,368
Net earnings from a discontinued operation				2,801

Net earnings				$16,169

Total assets at period end	$1,271,284	$291,942	$38,054	$1,601,280	**

**	Consolidated total assets do not reflect the net effect of intercompany corporate assets and intercompany eliminations of $259,595,000.
We recorded the following pre-tax amounts, by operating segment, for depreciation and amortization, in the accompanying consolidated financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

North America	$7,696	$7,964	$23,179	$23,927
EMEA	1,613	1,683	4,809	4,724
APAC	186	150	527	423

Total	$9,495	$9,797	$28,515	$29,074

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
Consolidated net sales were $1.17 billion in the third quarter of 2010, an increase of 21% from the $969.9 million reported in the third quarter of 2009. Gross profit for the three months ended September 30, 2010 increased 16% to $154.6 million, while gross margin declined 60 basis points to 13.2%.
We reported earnings from operations of $24.8 million for the third quarter of 2010, compared to $11.9 million for the third quarter of 2009. Results of operations for the three months ended September 30, 2010 included the effects of the following items:
•	severance and restructuring expenses, net of adjustments, of $298,000, $192,000 net of tax, related to restructuring efforts in North America and EMEA. Comparatively, the third quarter of 2009 consolidated results included severance and restructuring expenses of $4.0 million, $2.5 million net of tax, primarily related to the departure of our former President and Chief Executive Officer from the Company; and
•	no significant legal and other professional fees associated with the trade credits restatement and related litigation. Comparatively, the third quarter of 2009 included legal and other professional fees of $560,000, $346,000 net of tax, associated with the trade credits restatement and related litigation.
Results of operations for the prior year quarter ended September 30, 2009 also included $1.5 million of tax benefit from the true-up of foreign tax credits after the filing of the Company’s 2008 U.S. federal tax return and the recognition of certain tax benefits from the settlement of audits. There were no similar significant tax benefits in the third quarter of 2010.
Net of tax amounts referenced above were computed using the statutory tax rate for the taxing jurisdictions in the operating segment in which the related expense was recorded.
On a consolidated basis, we reported net earnings of $14.4 million and diluted earnings per share of $0.31 for the third quarter of 2010 compared to $7.3 million and $0.16 for the third quarter of 2009.
Details about segment results of operations can be found in Note 12 to the Consolidated Financial Statements in Part I, Item 1 of this report.
The global market environment continued to improve in 2010, and we are working diligently to complete our plans to grow market share and overall profitability over the long term. An industry trend that could affect our plans and results of operations is publisher and manufacturer program changes. For example, our largest software partner recently informed resellers that it intends to change certain elements of its channel incentive programs effective in late 2011, and those changes could adversely affect our results of operations, primarily beginning in 2012. We continue to evaluate the changes to the terms of our various programs with this partner and to develop new marketing and selling strategies to mitigate any adverse effects and enable us to benefit from such program changes. At this time, however, it is not possible for us to estimate with any degree of accuracy the effect these changes might have on our results of operations and financial position, if any.

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
Results of Operations
The following table sets forth for the periods presented certain financial data as a percentage of net sales for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	86.8	86.2	86.5	86.0

Gross profit	13.2	13.8	13.5	14.0
Selling and administrative expenses	11.1	12.2	11.0	12.7
Severance and restructuring expenses	0.0	0.4	0.0	0.4

Earnings from operations	2.1	1.2	2.5	0.9
Non-operating expense, net	0.2	0.2	0.2	0.2

Earnings from continuing operations before income taxes	1.9	1.0	2.3	0.7
Income tax expense	0.7	0.2	0.9	0.2

Net earnings from continuing operations	1.2	0.8	1.4	0.5
Net earnings from a discontinued operation	—	—	—	0.1

Net earnings	1.2%	0.8%	1.4%	0.6%

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
Net Sales. Net sales for the three months ended September 30, 2010 increased 21% compared to the three months ended September 30, 2009. Net sales for the nine months ended September 30, 2010 increased 18% compared to the nine months ended September 30, 2009. Our net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2010	2009	Change	2010	2009	Change
North America	$871,204	$685,996	27%	$2,424,999	$2,059,628	18%
EMEA	267,813	248,437	8%	944,316	800,403	18%
APAC	33,210	35,502	(6%)	129,910	98,226	32%

Consolidated	$1,172,227	$969,935	21%	$3,499,225	$2,958,257	18%

Net sales in North America increased 27%, or $185.2 million, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Net sales of hardware and software increased 34% and 25%, respectively, year over year, while net sales in the services category declined 14% year to year. The increase in hardware net sales is primarily due to higher volume with the year over year improvement in the demand environment for IT products compared to the depressed levels of IT spending experienced in North America in 2009. The increase in software sales year over year relates to higher volume with multiple publishers. The decrease in sales of services year to year resulted primarily from a large services engagement during the third quarter of the prior year that did not recur in the current year.
Net sales in North America increased 18%, or $365.4 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily as a result of the strong hardware performance throughout each quarter of 2010. On a year to date basis, net sales of hardware and software increased 28% and 7%, respectively, year over year, while net sales in the services category declined 12% year to year.
Net sales in EMEA increased 8%, or $19.4 million, in U.S. dollars, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Excluding the effects of foreign currency movements, net sales were up 16% compared to the third quarter of last year. Net sales of hardware grew 1% year over year in U.S. dollars, 7% excluding the effects of foreign currency movements, due to higher demand across certain client groups. Software net sales increased 12% year over year in U.S. dollars, 22% excluding the effects of foreign currency movements, due primarily to higher volume and new client engagements reflecting the year over year improvement in the global IT demand environment compared to the depressed levels of IT spending experienced in EMEA in 2009. Net sales from services increased 33% year over year in U.S. dollars, 44% excluding the effects of foreign currency movements, due primarily to new client engagements.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Net sales in EMEA increased 18%, or $143.9 million, in U.S. dollars, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Excluding the effects of foreign currency movements, net sales were up 21% compared to the first nine months of last year. Hardware, software and services sales increased 14%, 20% and 29%, respectively, year over year. Excluding the effects of foreign currency movements, the increases were 15%, 24% and 32% for hardware, software and services, respectively. The year to date increases primarily resulted from higher volume, new client engagements and new product offerings from our publishers.
Our APAC segment recognized net sales of $33.2 million for the three months ended September 30, 2010, a year to year decrease of 6%, or $2.3 million in U.S. dollars, compared to the three months ended September 30, 2009, a decrease of 13% excluding the effects of foreign currency movements. The decrease primarily resulted from lower volume to public sector clients.
Net sales in APAC increased 32%, or $31.7 million, in U.S. dollars, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, 18% excluding the effects of foreign currency movements. The year to date increase primarily resulted from higher volume and new client engagements, particularly public sector clients.
The percentage of net sales by category for North America, EMEA and APAC were as follows for the three months ended September 30, 2010 and 2009:

	North America		EMEA		APAC
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
Sales Mix	2010	2009	2010	2009	2010	2009
Hardware	66%	62%	38%	41%	1%	<1%
Software	28%	29%	60%	58%	97%	98%
Services	6%	9%	2%	1%	2%	2%

	100%	100%	100%	100%	100%	100%

The percentage of net sales by category for North America, EMEA and APAC were as follows for the nine months ended September 30, 2010 and 2009:

	North America		EMEA		APAC
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
Sales Mix	2010	2009	2010	2009	2010	2009
Hardware	64%	59%	34%	35%	1%	1%
Software	30%	33%	64%	64%	97%	97%
Services	6%	8%	2%	1%	2%	2%

	100%	100%	100%	100%	100%	100%

Gross Profit. Gross profit for the three months ended September 30, 2010 increased 16% compared to the three months ended September 30, 2009, with a 60 basis point decrease in gross margin. For the nine months ended September 30, 2010, gross profit increased 15% compared to the nine months ended September 30, 2009, with a 50 basis point decrease in gross margin. Our gross profit and gross profit as a percentage of net sales by operating segment were as follows (dollars in thousands):

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

	Three Months Ended September 30,				Nine Months Ended September 30,
		% of		% of		% of		% of
	2010	Net Sales	2009	Net Sales	2010	Net Sales	2009	Net Sales
North America	$110,536	12.7%	$93,301	13.6%	$329,107	13.6%	$286,092	13.9%
EMEA	38,132	14.2%	35,417	14.3%	125,876	13.3%	113,094	14.1%
APAC	5,977	18.0%	4,768	13.4%	18,512	14.2%	13,916	14.2%

Consolidated	$154,645	13.2%	$133,486	13.8%	$473,495	13.5%	$413,102	14.0%

North America’s gross profit for the three months ended September 30, 2010 increased 18% compared to the three months ended September 30, 2009, but as a percentage of net sales, gross margin declined by 90 basis points year to year, due primarily to a 105 basis point decrease in margin from the sale of services associated with the large services engagement during the third quarter of the prior year that did not recur in the current year. This decrease in margin was offset by a 15 basis point increase in product margin, which includes vendor funding and freight, driven primarily by sales in our hardware category. For the nine months ended September 30, 2010, gross profit increased 15% compared to the nine months ended September 30, 2009. As a percentage of net sales, gross margin declined by 30 basis points primarily reflecting the year to date decreases in margin related to sales of services of 62 basis points and agency fees for enterprise software agreements of 44 basis points, offset by the increase in product margin, which includes vendor funding and freight of 60 basis points.
EMEA’s gross profit increased 8% in U.S. dollars for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Excluding the effects of foreign currency movements, gross profit was up 16% compared to the third quarter of last year. As a percentage of net sales, gross margin declined slightly due primarily to a lower mix of agency fees from enterprise software agreements of 29 basis points. This decrease was offset partially by a 14 basis point increase in product margin, which includes vendor funding, and an increase in margin related to sales of services of 12 basis points resulting from a shift in client mix. For the nine months ended September 30, 2010, gross profit increased 11% compared to the nine months ended September 30, 2009. Excluding the effects of foreign currency movements, gross profit increased 15% compared to the nine months ended September 30, 2009. As a percentage of net sales, gross margin for the nine month periods declined 80 basis points, primarily due to decreases in agency fees for enterprise software agreement renewals of 48 basis points and a 36 basis point decline in product margin, including vendor funding.
APAC’s gross profit increased 25% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Excluding the effects of foreign currency movements, gross profit increased 18% compared to the third quarter of last year. As a percentage of net sales, gross margin increased by 460 basis points, due primarily to an increase of 288 basis points in product margin, which includes vendor funding, and an increase in the margin contribution from agency fees for enterprise software agreements of 152 basis points. These increases resulted primarily from a shift in client mix, with a lesser percentage of public sector clients during the third quarter of 2010. For the nine months ended September 30, 2010, gross profit increased 33% compared to the nine months ended September 30, 2009. Excluding the effects of foreign currency movements, gross profit increased 19% compared to the nine months ended September 30, 2009. As a percentage of net sales, gross margin remained flat at 14.2%, primarily due to increases in agency fees from enterprise software agreements of 92 basis points, partially offset by a 74 basis point decrease in software product margin, including vendor funding, and a decrease in margin related to sales of services of 11 basis points.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Operating Expenses.
Selling and Administrative Expenses. Selling and administrative expenses increased $11.9 million, or 10% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. For the nine months ended September 30, 2010, selling and administrative expenses increased $10.2 million, or 3%, compared to the nine months ended September 30, 2009. Selling and administrative expenses as a percent of net sales by operating segment for the three and nine months ended September 30, 2010 and 2009 were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
		% of		% of		% of		% of
	2010	Net Sales	2009	Net Sales	2010	Net Sales	2009	Net Sales
North America	$89,012	10.2%	$79,354	11.6%	$260,241	10.7%	$260,441	12.6%
EMEA	35,808	13.4%	34,402	13.8%	110,698	11.7%	103,122	12.9%
APAC	4,691	14.1%	3,867	10.9%	14,113	10.9%	11,268	11.5%

Consolidated	$129,511	11.0%	$117,623	12.1%	$385,052	11.0%	$374,831	12.7%

North America’s selling and administrative expenses increased 12%, or $9.7 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, but as a percentage of net sales, selling and administrative expenses decreased 140 basis points to 10.2% of net sales for the quarter. The year over year increase in selling and administrative expenses is primarily due to an increase in variable compensation expense of $4.1 million on higher sales and over-attainment against our operating plan. The balance of the increase year over year relates primarily to higher employee benefits costs, including medical insurance, and to a lesser extent, higher salaries and wages. Additionally, legal and professional fees declined year to year as we had no significant legal and other professional fees associated with the trade credits restatement and related litigation during the three months ended September 30, 2010. For the nine months ended September 30, 2010, selling and administrative expenses remained relatively flat at $260 million for the nine months ended September 30, 2010 and 2009, but as a percentage of net sales, selling and administrative expenses decreased 190 basis points to 10.7% of net sales for the nine months ended September 30, 2010. Increases in variable costs on higher sales in the nine months ended September 30, 2010 were offset by (i) an $8.0 million decline in legal and professional fees year to year, primarily related to professional fees and costs associated with the trade credits restatement as well as a decrease in our annual audit fee and (ii) a $4.1 million decrease resulting from the effect on the year to year comparison of the prior year non-cash stock-based compensation charges. These charges related to the North America portion of the termination of an equity-based incentive compensation plan in February 2009 that did not recur in 2010. Further, selling and administrative expenses in the nine months ended September 30, 2010 were reduced by $2.9 million upon the collection of a single account receivable which we had specifically reserved as doubtful during the fourth quarter of 2009.
EMEA’s selling and administrative expenses increased 4%, or $1.4 million in U.S. dollars, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Excluding the effects of foreign currency movements, selling and administrative expenses increased 13% compared to the third quarter of last year. This year over year increase was primarily driven by higher variable compensation and sales incentives on increased net sales. As a percentage of net sales, selling and administrative expenses decreased 40 basis points due to (i) relatively stable fixed personnel costs year to year while sales have increased in the third quarter of 2010 and (ii) a decrease in bad debt expense in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. For the nine months ended September 30, 2010, selling and administrative expenses increased 7%, or $7.6 million in U.S. dollars, compared to the nine months ended September 30, 2009. Excluding the effects of foreign currency movements, selling and administrative expenses increased 10% year over year. The increase in selling and administrative expenses is primarily attributable to increases in variable compensation on increased net sales. As a percentage of net sales, selling and administrative expenses decreased 120 basis points due to relatively stable fixed personnel costs year to year while sales have increased in the nine months ended September 30, 2010. Selling and administrative expenses for the nine months ended September 30, 2009 included $1.4 million of non-cash stock-based compensation charges related to the EMEA portion of the termination of an equity-based incentive compensation plan in the first quarter of 2009 that did not recur in 2010.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
APAC’s selling and administrative expenses increased 21% or $824,000 in U.S. dollars, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Excluding the effects of foreign currency movements, selling and administrative expenses increased 13% compared to the third quarter of last year. For the nine months ended September 30, 2010, selling and administrative expenses increased 25%, or $2.8 million in U.S. dollars, compared to the nine months ended September 30, 2009. Excluding the effects of foreign currency movements, selling and administrative expenses increased 9% year over year. The year over year increases in selling and administrative expenses in the three- and nine-month periods are primarily attributable to increases in fixed and variable compensation.
Severance and Restructuring Expenses. During the three months ended September 30, 2010, North America recorded severance expense totaling $199,000 as part of the roll-out of our new sales engagement model and plans to add new leadership in key areas, and EMEA recorded severance expense totaling $99,000. In EMEA, $120,000 in new severance costs associated with four positions was offset by $21,000 of adjustments to prior severance accruals due to current period changes in estimates. During the nine months ended September 30, 2010, North America and EMEA recorded severance expense totaling $1,142,000 and $545,000, respectively, related to certain restructuring activities. In EMEA, $1,029,000 in new severance costs was offset by $484,000 of adjustments to prior severance accruals due to current period changes in estimates. Comparatively, during the three months ended September 30, 2009, North America recorded severance expense of $4.5 million, made up of $4.7 million of new severance costs primarily related to the departure of our former President and Chief Executive Officer, offset by $188,000 of adjustments to prior severance accruals due to changes in estimates. Additionally, EMEA recorded $339,000 in new severance costs during the three months ended September 30, 2009, offset by $802,000 of adjustments to prior severance accruals due to changes in estimates, and APAC recorded an $11,000 adjustment to prior accrued severance costs. During the nine months ended September 30, 2009, North America, EMEA and APAC recorded severance expense of $10.3 million, $1.9 million and $290,000, respectively. New severance costs in North America, EMEA and APAC, of $10.5 million, $2.7 million and $301,000, respectively, were offset by $188,000, $802,000 and $11,000, respectively, of adjustments during the third quarter of 2009.
Non-Operating (Income) Expense.
Interest Income. Interest income for the three and nine months ended September 30, 2010 and 2009 was generated through cash equivalent short-term investments.
Interest Expense. Interest expense for the three and nine months ended September 30, 2010 and 2009 primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facility. Imputed interest under our inventory financing facility was $536,000 and $544,000 for the three months ended September 30, 2010 and 2009, respectively, and $1,697,000 and $1,295,000 for the nine months ended September 30, 2010 and 2009, respectively. Interest expense decreased year to year for both the three- and nine-month periods due to lower average debt balances in the 2010 periods and lower interest rates. During the nine months ended September 30, 2010, we reduced interest expense by $553,000 for a change in estimate of accrued interest related to two state unclaimed property settlements.
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
Other Expense, Net. Other expense, net, consists primarily of bank fees associated with our cash management activities. The increase in the three and nine months ended September 30, 2010 compared to the prior year periods is attributable to bank fees associated with our lock box arrangements.
Income Tax Expense. Our effective tax rate for the three months ended September 30, 2010 and 2009 was 36.2% and 21.6%, respectively. Our effective tax rate for the nine months ended September 30, 2010 and 2009 was 36.4% and 30.1%, respectively. The increase in effective tax rates for the three- and nine-month periods was primarily due to the effect on the prior year periods of the true-up of foreign tax credits resulting from the filing of our 2008 United States federal tax return and the recognition of certain tax benefits resulting from the settlement of audits.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Liquidity and Capital Resources
The following table sets forth certain consolidated cash flow information for the nine months ended September 30, 2010 and 2009 (in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Net cash provided by operating activities	$37,508	$119,580
Net cash used in investing activities	(17,754)	(24,573)
Net cash provided by (used in) financing activities	6,078	(79,087)
Foreign currency exchange effect on cash flow	(134)	3,873

Increase in cash and cash equivalents	25,698	19,793
Cash and cash equivalents at beginning of period	68,066	49,175

Cash and cash equivalents at end of period	$93,764	$68,968

Cash and Cash Flow
Our primary uses of cash during the nine months ended September 30, 2010 were to fund working capital requirements, including cash payments to settle trade credit liabilities. Operating activities in the nine months ended September 30, 2010 provided $37.5 million in cash, a 69% decrease from the nine months ended September 30, 2009. We made cash payments of $19.0 million during the nine months ended September 30, 2010 as part of our previously announced program of compliance with state unclaimed property laws and our operating cash flows have enabled us to make net repayments under our inventory financing facility of $10.0 million since December 31, 2009 and to increase our cash balance by $25.7 million, while increasing our long-term debt under our revolving credit facilities by just $17.5 million since December 31, 2009. Capital expenditures were $12.6 million for the nine months ended September 30, 2010, an increase of 6% compared to the amount of capital expenditures for the nine months ended September 30, 2009. Cash flows for the nine months ended September 30, 2010 were not significantly affected by foreign currency exchange rates, while cash flows for the nine months ended September 30, 2009 benefited from a $3.9 million positive effect of foreign currency exchange rates on cash flow.
Net cash provided by operating activities. Cash flows from operations for the nine months ended September 30, 2010 and 2009 reflect our net earnings, adjusted for non-cash items such as depreciation, amortization and stock-based compensation expense, as well as changes in accounts receivable, inventories, accounts payable and accrued expenses and other assets and liabilities. For the 2010 period, the decreases in accounts receivable and accounts payable can be primarily attributed to the seasonal decrease in net sales, resulting in lower accounts receivable and accounts payable balances as September 30, 2010 compared to December 31, 2009. The decrease in accrued expenses and other liabilities in the nine months ended September 30, 2010 was primarily due to payments made to settle certain state unclaimed property liabilities and reduce income taxes payable. The increase in inventories in the nine months ended September 30, 2010 is primarily attributable to client-specific inventory purchased in North America during the third quarter of 2010 as a result of new client engagements and overall higher demand for hardware. For the 2009 period, the decrease in accounts receivable and accounts payable reflected the decrease in net sales compared to the prior year as well as our focus on cash management. The decrease in inventory levels in the 2009 period was a result of specific inventory management projects undertaken in our North America segment.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Our consolidated cash flow operating metrics for the quarter ended September 30, 2010 and 2009 were as follows:

	2010	2009
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	66	70
Days inventory outstanding (“DIOs”) (b)	10	9
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	51	53

(a)	Calculated as the balance of accounts receivable, net at the end of the period divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 92 days.

(b)	Calculated as average inventories divided by daily costs of goods sold. Average inventories is calculated as the sum of the balances of inventories at the beginning of the quarter plus inventories at the end of the quarter divided by two. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 92 days.

(c)	Calculated as the balances of accounts payable at the end of the period divided by daily costs of goods sold. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 92 days.
The decrease in DSOs for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009 is due primarily to overall improvements in our collection cycle partially offset by certain specific aged public sector receivables as of September 30, 2010. The decrease in DPOs during the third quarter of 2010 compared to the quarter ended September 30, 2009 is due to the effect of increases in sales of hardware in North America for which suppliers are typically paid in advance of collection from clients, partially offset by the benefits of tighter cash management practices in EMEA.
We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms granted to our clients in order to take advantage of supplier discounts. We intend to use cash generated in 2010 in excess of working capital needs to pay down our outstanding debt balances and support our capital expenditures for the year. As part of our previously announced program to gain compliance with state unclaimed property laws, we expect that cash payments to settle trade credit liabilities with clients or suppliers or to remit unclaimed property to the states will approximate $20.0 million to $25.0 million in 2010. As of September 30, 2010, we had remitted $19.0 million of such cash payments.
Net cash used in investing activities. Capital expenditures totaled $12.6 million and $11.7 million for the nine months ended September 30, 2010 and 2009, respectively. We expect capital expenditures for the full year 2010 between $18.0 million and $22.0 million, primarily for facility and technology related upgrade projects. During the nine months ended September 30, 2010 and 2009, we made earnout payments of $5.1 million and $12.8 million, respectively, to the former owners of Calence.
Net cash used in financing activities. During the nine months ended September 30, 2010, we had net borrowings under our debt facilities that increased our outstanding debt balances under our revolving credit facilities by $17.5 million and made net repayments under our inventory financing facility of $10.0 million. As of September 30, 2010, the only current portion of our long-term debt relates to our capital lease obligation for certain IT equipment. During the nine months ended September 30, 2009, we made net repayments on our debt facilities that reduced our outstanding debt balances by $72.5 million.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our senior revolving credit facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings plus (i) interest expense, less non-cash imputed interest on our inventory financing facility, (ii) income tax expense, (iii) depreciation and amortization and (iv) non-cash stock-based compensation (referred to herein as “adjusted earnings”). The maximum leverage ratio permitted under the agreements is 2.75 times trailing twelve-month adjusted earnings as of September 30, 2010 and stepped down to 2.50 times effective October 1, 2010 through April 1, 2013. We anticipate that we will be in compliance with our maximum leverage ratio requirements over the next four quarters. However, a significant drop in adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below the Company’s consolidated maximum debt capacity. As a result of this limitation, of the $450.0 million of aggregate maximum debt capacity available under our senior revolving credit facility and our ABS facility, the Company’s debt balance that could have been outstanding as of September 30, 2010 was limited to $428.3 million based on 2.75 times the Company’s trailing twelve-month adjusted earnings. Our debt balance as of September 30, 2010 was $167.4 million, which includes our capital lease obligation.
We anticipate that cash flows from operations, together with the funds available under our financing facilities, will be adequate to support our presently anticipated cash and working capital requirements for operations over the next 12 months.
Cash and cash equivalents held by foreign subsidiaries are often subject to U.S. income taxation upon repatriation to the United States. For foreign entities not treated as branches for U.S. tax purposes, we do not provide for U.S. income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the United States. As of September 30, 2010, we had approximately $86.0 million in cash and cash equivalents in certain of our foreign subsidiaries where we consider undistributed earnings for these foreign subsidiaries to be permanently reinvested. As part of our working capital management strategy, we used our excess cash balances in the United States to pay down debt as of September 30, 2010. As of September 30, 2010, the majority of our foreign cash resides in the Netherlands, the United Kingdom, Australia and Canada. Certain of these cash balances could and will be remitted to the United States by paying down intercompany payables generated in the ordinary course of business. This repayment would not change our policy to indefinitely reinvest earnings of its foreign subsidiaries. Our intention is that undistributed earnings will be used for general business purposes in the foreign jurisdictions as well as to fund our IT system upgrade in EMEA, various facility upgrades and the hardware expansion to non-United Kingdom EMEA countries.
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
Contractual Obligations
Other than the amendments to our ABS facility on July 1, 2010 and our inventory financing facility on April 26, 2010 and August 12, 2010, as discussed in Note 4 to our Consolidated Financial Statements in Part I, Item 1 of this report, there have been no material changes in our reported contractual obligations, as described under “Contractual Obligations for Continuing Operations” in “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009.

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
The following table summarizes our open foreign currency forward contracts held at September 30, 2010. All U.S. dollar and foreign currency amounts are presented in thousands.

	Buy	Buy
Foreign Currency	GBP	CAD
Notional Amount	4,000	10,000
Exchange Rate	1.5902	1.0296
USD Equivalent	$6,361	$9,713
Weighted Average Maturity	Less than 1 month	Less than 1 month
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and determined that as of September 30, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

INSIGHT ENTERPRISES, INC.
Beginning in March 2009, three purported class action lawsuits were filed in the U.S. District Court for the District of Arizona against us and certain of our current and former directors and officers on behalf of purchasers of our securities during the period April 22, 2004 to February 6, 2009. Two plaintiffs voluntarily dismissed their complaints, and the District Court appointed a lead plaintiff and lead counsel. The plaintiff in the remaining action filed an amended complaint in September 2009, seeking unspecified damages, and the District Court dismissed the amended complaint on April 30, 2010. On June 1, 2010, the plaintiff filed a second amended complaint, which asserts claims under the federal securities laws relating to our February 9, 2009 announcement that we expected to restate our financial statements and also includes additional allegations regarding other purported accounting and revenue recognition issues during the class period. All defendants have filed motions to dismiss the second amended complaint, briefing on the motions to dismiss has been completed and oral argument on the motion to dismiss the second amended complaint will be heard in November 2010. In June 2009, we were notified that three shareholder derivative lawsuits had been filed, two in the Superior Court in Maricopa County, Arizona (the “State derivative actions”) and one in the U.S. District Court for the District of Arizona (the “Federal derivative action”), by persons identifying themselves as Insight shareholders and purporting to act on behalf of Insight, naming Insight as a nominal defendant and current and former officers and directors as defendants. Initially, the three derivative action complaints, like the purported class action complaint, primarily arose out of our February 9, 2009 announcement. The Federal derivative action has been dismissed with prejudice, and the plaintiff in that action has appealed the order of dismissal to the U.S. Court of Appeals for the Ninth Circuit. The two State derivative actions were consolidated into a single action, and the plaintiff filed an amended complaint in the consolidated action on October 30, 2009 that alleges breaches of fiduciary duties of loyalty and good faith, breach of fiduciary duties for insider selling and misappropriation of information, and unjust enrichment. The amount of damages sought by the plaintiffs is not specified in the consolidated complaint. We moved to dismiss the State derivative actions, and oral argument on the motion to dismiss was heard in August 2010. On October 18, 2010, the State derivative actions were dismissed with prejudice. The judgment of dismissal is not yet final and may still be appealed. We have tendered a claim to our D&O liability insurance carriers, and our carriers have acknowledged their obligations under these policies subject to a reservation of rights.
In August 2010, in connection with an investigation being conducted by the United States Department of Justice (the “DOJ”), Calence received a subpoena from the Office of the Inspector General of the Federal Communications Commission (the “FCC OIG”) requesting documents related to the award, by the Universal Service Administration Company, of funds under the E-Rate program. The E-Rate program provides schools and libraries with discounts to obtain affordable telecommunications and internet access. We are cooperating with the DOJ and FCC OIG and are in the process of responding to the subpoena. Pursuant to the Calence acquisition agreements, the former owners of Calence have agreed to indemnify us for certain damages that may arise out of or result from this matter, including our fees and expenses for responding to the subpoena.
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

INSIGHT ENTERPRISES, INC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the three months ended September 30, 2010.
We have never paid a cash dividend on our common stock, and our senior revolving credit facility contains restrictions on the payment of cash dividends. We currently intend to reinvest all of our earnings into our business and do not intend to pay any cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
We did not repurchase any shares of our common stock during the three months ended September 30, 2010.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. [Removed and Reserved.]
Item 5. Other Information.
None.

INSIGHT ENTERPRISES, INC.
Item 6. Exhibits.
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

10.2	Amendment Number Two to Credit Agreement, dated as of August 12, 2010, among Calence, LLC, Insight Direct USA, Inc., Insight Public Sector, Inc. and the lenders party thereto.
10.3
Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of August 12, 2010, among Insight Enterprises, Inc., Insight Direct (UK) Ltd., Insight Enterprises B.V., JPMorgan Chase Bank, National Association, as Administrative Agent, and certain lenders identified therein.

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

Date: November 3, 2010	INSIGHT ENTERPRISES, INC.

	By:	/s/ Kenneth T. Lamneck
Kenneth T. Lamneck
President and Chief Executive Officer
(Duly Authorized Officer)

	By:	/s/ Glynis A. Bryan
Glynis A. Bryan
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ David C. Olsen
David C. Olsen
Corporate Controller
(Principal Accounting Officer)