Form 10-K
period 2010-12-31
INSIGHT ENTERPRISES INC
filed 2011-02-23
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to post such files).
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
Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock as reported on The Nasdaq Global Select Market on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $603,073,805.
The number of shares outstanding of the registrant’s common stock on February 18, 2011 was 46,358,895.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to its 2011 Annual Meeting of Stockholders have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

INSIGHT ENTERPRISES, INC.
ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2010

INSIGHT ENTERPRISES, INC.
FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect net sales, gross profit, operating expenses, earnings from continuing operations, non-operating income and expenses, net earnings or cash flows, cash needs and the sufficiency of our capital resources and the payment of accrued expenses and liabilities; the effect resulting from changes being implemented by our largest software partner to elements of our channel incentive programs; our business strategy and our strategic initiatives, including the launch of new product and services offerings in international markets; effects of acquisitions or dispositions; projections of capital expenditures; plans for future operations and acquisitions; the availability of financing and our needs or plans relating thereto; the effect of new accounting principles or changes in accounting policies; the effect of guaranty and indemnification obligations; projections about the outcome of ongoing tax audits; statements related to accounting estimates, including estimated stock-based compensation award forfeitures, the timing of the payment of restructuring obligations and the realization of deferred tax assets and the resolution of uncertain tax positions; our positions and strategies with respect to ongoing and threatened litigation; our ability to grow sales to new and existing clients and increase our market share and the resulting effect on our results of operations and profitability; our plans to grow our sales team; the timing of the effect of our initiatives to expand our international product and services offerings; our plans to consolidate and upgrade our IT systems, including the timing and costs relating thereto; the sufficiency of our facilities; our intentions relating to future stock repurchases; the possibility that we may take future restructuring actions; our intentions to reinvest foreign earnings; our plans to use cash flow from operations to pay down debt and make capital expenditures; our exposure resulting from off-balance sheet arrangements; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:
•	our reliance on partners for product availability and competitive products to sell as well as our competition with our partners;
•	our reliance on partners for marketing funds and purchasing incentives;
•	disruptions in our information technology systems and voice and data networks, including risks and costs associated with the integration and upgrade of our IT systems;
•	general economic conditions, including concerns regarding our ability to collect our accounts receivable and client credit constraints;
•	actions of our competitors, including manufacturers and publishers of products we sell;
•	changes in the IT industry and/or rapid changes in product standards;
•	failure to comply with the terms and conditions of our commercial and public sector contracts;
•	stockholder litigation and regulatory proceedings related to the restatement of our consolidated financial statements;
•	the availability of future financing and our ability to access and/or refinance our credit facilities;
•	the security of our electronic and other confidential information;
•	the variability of our net sales and gross profit;
•	the risks associated with our international operations;
•	exposure to changes in, interpretations of, or enforcement trends related to tax rules and regulations;
•	our dependence on key personnel; and
•	intellectual property infringement claims and challenges to our registered trademarks and trade names.
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
General
Insight Enterprises, Inc. (“Insight” or the “Company”) is a global provider of information technology (“IT”) hardware, software and service solutions to businesses and public sector clients. The Company is organized in the following three operating segments, which are primarily defined by their related geographies:

		% of 2010
Operating Segment*	Geography	Consolidated Net Sales
North America	United States and Canada	70%
EMEA	Europe, Middle East and Africa	27%
APAC	Asia-Pacific	3%

*
Additional detailed segment and geographic information can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and in Note 18 to the Consolidated Financial Statements in Part II, Item 8 of this report.

We help companies design, enable, manage and secure their IT environments with our process knowledge, technical expertise and product fulfillment and logistics capabilities. Our management tools, capabilities and expertise make designing, deploying and managing IT solutions easier while helping our clients control their IT costs. Insight has locations in 21 countries, and we serve clients in 191 countries with software provisioning and related services, transacting business in 18 languages and 14 currencies. Currently, our offerings in North America and the United Kingdom include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and select software-related services. On a consolidated basis, hardware, software and services represented 53%, 42% and 5%, respectively, of our net sales in 2010, compared to 50%, 44% and 6%, respectively, in 2009.
We were incorporated in Delaware in 1991 as the successor to an Arizona corporation that commenced operations in 1988. Our corporate headquarters are located in Tempe, Arizona. We began operations in the U.S., expanded into Canada in 1997 and into the United Kingdom in 1998. In 2006, through our acquisition of Software Spectrum, Inc. (“Software Spectrum”), we expanded deeper into global markets in EMEA and APAC, where Software Spectrum already had an established footprint and strategic relationships. In 2008, through our acquisitions of Calence, LLC (“Calence”) in North America and MINX Limited (“MINX”) in the United Kingdom, we enhanced our global technical expertise around higher-end networking and communications technologies, as well as managed services and security. As part of our focus on core elements of our growth strategy, in 2007 we sold PC Wholesale, a seller of IT products to other resellers in the U.S., and in 2006 we sold Direct Alliance Corporation (“Direct Alliance”), a business process outsourcing provider in the U.S.
Business Strategy
Our strategic vision is to be the trusted advisor to our clients, helping them enhance their business performance through innovative technology solutions. With the continual emergence of new technologies and technology solution options in the IT industry, we believe businesses continue to seek technology providers to supply value-added advice to help them identify and deploy IT solutions. We believe that Insight has a unique position in the market and can gain profitable market share and provide enhanced value to our clients. We have a multi-partner approach (we refer to our suppliers as “partners” and our employees as “teammates”) and excel at providing broad product selection at competitive prices through an efficient supply chain. We have deeper services and solutions capabilities than many of our competitors, we are the only value-added reseller with a multi-national footprint, and our client base covers a broader cross-section of clients than many of our competitors.

INSIGHT ENTERPRISES, INC.
To further refine our strategic focus and strengthen our execution and operational effectiveness, Insight is focused on four strategic initiatives:
•	Strengthen the foundation of our business;
•	Continue to expand our higher-margin services offerings;
•	Expand our hardware offerings in select global markets; and
•	Integrate our IT systems.
Strengthen the foundation of our business. Insight’s core business is providing IT hardware, software and services to large, medium and small businesses and public sector institutions. We believe that what differentiates Insight from our competitors is:
•	Our Scale and Reach — we had $4.8 billion in net sales in 2010 and have sales and distribution capabilities in 21 countries.
•	Our People — we have 5,115 teammates worldwide, including over 1,000 skilled, certified services professionals.
•
Our Business Foundation — we have a broad offering of hardware and software products, with access to over $3 billion in virtual inventory, efficient supply chain execution and customizable e-commerce capabilities.

•
Our Breadth and Depth of Services — we have developed services capabilities focused on managed services and professional and consulting services, which are particularly strong in the United States and the United Kingdom.

•	Our Partnerships and Clients — we have a multi-partner approach with over 5,000 partnerships with manufacturers and publishers and over 70,000 commercial and public sector clients globally.
In order to strengthen the foundation of our business, we are refocusing our North America business on our traditional core. Through our new North America sales engagement model, we have created a single, geographically aligned sales and delivery organization which is focused on organic, profitable growth and market share gain. Key components of the new model include:
•
Alignment of Sales Teams and Clients — we defined and mapped our current U.S. resources and clients into three regions: East, Central, West, and because of its unique characteristics, a separate Public Sector unit.

•	Alignment with Partners — we redefined our client groups to help ensure our sales strategies are in sync with our partners.
•
Training — we designed and implemented training programs for our sales managers, directors and pre-sales support to ensure that all sales teammates have access to expertise across our product offerings.

•
Operational Excellence — we adopted metrics and a new management system to track our performance and implemented a weekly management commitment process to ensure we have real time visibility into our business and to ensure resources are aligned to drive results.

We are also focusing on selling into a specific set of targeted clients that are part of our total addressable market, or as we call it, our TAM. In North America, we are putting particular focus on commercial and corporate clients, and in EMEA and APAC, we continue to focus on increasing our share of the middle market and public sector client groups. We are addressing these opportunities to grow market share by continuing to invest in our sales teams in EMEA and APAC and by growing the sales teams in North America and investing in enhanced training initiatives.
In addition to our focus on new clients, we seek to increase our share of our current clients’ annual IT budgets. We are investing in focused training programs in North America to ensure our sales teammates are able to sell across our broad portfolio of offerings and we are implementing the management system necessary to track our progress. As we launch our new IT system in EMEA, we intend to deploy similar programs as necessary to ensure we are able to bring our new hardware capabilities to our existing clients in additional markets. Our operating model allows us to tailor offerings based on the size and complexity of our client. Accordingly, we believe that there are opportunities for Insight to expand our relationships with our existing clients and increase the types of products and services that each of our existing clients buys from us.
We are also implementing operational excellence and execution initiatives, such as establishing clear roles and accountabilities for all teammates and aligning compensation models and business processes to ensure our productivity improves across our business. We believe that by gaining a clear understanding of baseline productivity performance in our business, we will be better positioned to rationalize investments and achieve better scale on our cost structure as our business grows.

INSIGHT ENTERPRISES, INC.
Further, to continue to enhance our core business, we intend to seize growth opportunities in new technologies. As manufacturers, publishers and service providers develop new technologies and as new ways of buying and supplying technology take hold, we are committed to taking advantage of and leveraging these opportunities. In North America, we are building an “as-a-service” aggregation portal (or cloud portal) linked to Insight.com to take advantage of opportunities such as “Software as a Service” (“SaaS”). As an aggregator, we are designing our portal to enable the procurement, delivery, billing, administration and support of on-demand services provided through the cloud. We are planning to bring this solution to the market during 2011.
Additionally, we are strengthening our partnerships to ensure we deliver value to our partners and increase partner access to target clients. By aligning more closely with our partners, we expect to gain market share and improve our profitability by optimizing partner incentive programs. We are focused on understanding our partners’ objectives and developing plans and programs to grow our mutual businesses. We measure partner satisfaction regularly and hold quarterly business reviews with our largest partners to review business results from the prior quarter, discuss plans for the future and obtain feedback. Additionally, we host annual partner conferences in North America, EMEA and APAC to articulate our plans for the upcoming year.
Continue to expand our higher-margin services offerings. While Insight’s business was built on hardware and software product sales that are the foundation of many of our client relationships today, we believe our strong services capabilities differentiate Insight in the marketplace and enhance our profitability. We offer certain standard and customized solutions to our clients through our managed and professional and consulting services capabilities. While these capabilities are most developed in our United States business, we are growing our capabilities in the United Kingdom and plan to selectively launch the offering of such services in other countries in our EMEA segment and in Canada.
Managed services, which enable a client to drive improved efficiency and generate cost savings by outsourcing non-core IT capabilities, are among our most advanced capabilities. This allows internal IT departments to focus on more value-add activities. Insight’s managed services capabilities currently available in the United States include:
•	World-class Network Operations Center (“NOC”), with
•	24/7 operations and

•	Best-in-class management tools
•	SaaS

•	Complete integration services

•	Software asset management

•	Managed warranty solutions

•	Help desk support

•	Complete end-of-life asset management, including asset disposal, redeployment and remarketing
Our professional and consulting services help clients manage and deploy IT assets within their environments to minimize the total cost of ownership. Insight’s professional and consulting services capabilities include:
•	Strategy, assessment and implementation services around
•	Infrastructure/Security

•	Data Center

•	Software

•	Collaboration
•	Broad technology deployment
Our team is composed of over 1,000 professionals with approximately 3,000 certifications and delivers services using a proprietary methodology and dedicated project management office.
Expand our hardware offerings in select global markets. Currently, our offerings in North America and the United Kingdom include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and select software-related services. We intend to continue to offer global software licensing and related asset management services, as we believe these global capabilities meaningfully differentiate us from our competitors. In addition, we are planning to selectively expand our core hardware capabilities into other existing countries in our European footprint. We expect to introduce hardware sales in selected countries in Europe upon the development of IT systems capabilities in our EMEA operating segment. The roll out is planned to occur in phases, and we expect a positive contribution to our financial results beginning in 2012. In addition, we are expanding our service partner network in the United Kingdom and Canada (where we currently offer the full suite of Insight capabilities) to further augment capabilities to deliver select managed and professional and consulting services.

INSIGHT ENTERPRISES, INC.
In other countries where we will not expand beyond software, we intend to continue to enhance our software offerings by introducing SaaS solutions, expanding our software services capabilities, and extending our client reach with medium-sized businesses and public sector clients. In addition, we will maintain our global software capabilities differentiation in supporting our multinational clients.
For a discussion of risks associated with international operations, see “Risk Factors — There are risks associated with our international operations that are different than the risks associated with our operations in the United States, and our exposure to the risks of a global market could hinder our ability to maintain and expand international operations,” in Part I, Item 1A of this report.
Integrate our IT systems. One of our North America segment’s key initiatives is to improve its IT infrastructure in order to fully leverage our core capabilities. As part of this initiative, we intend to consolidate systems and remove operational barriers created by the multiple IT environments inherited in past business acquisitions. We believe this systems integration will drive operational efficiency and simplify engagement among our teammates and with our clients and our partners.
Integrating our current systems will:
•	Provide a consistent interface for our clients, partners and teammates;
•	Facilitate the alignment of business processes and resources to support the engagement model;
•	Simplify account management by consolidating to one Customer Relationship Management (CRM) tool;
•	Improve productivity by streamlining process, applications and infrastructure;
•	Improve data integrity and simplify access to information to enhance the speed, accuracy and completeness of responses to our clients and partners;
•	Improve our ability to bring the full set of product and solution offerings to our clients; and
•	Provide a common IT platform from which to grow in future years.
Our plan is to fully integrate our IT systems in North America onto an integrated platform over the next two years. Significant internal and external resources have been devoted to the successful completion of this project.
We are also in the process of converting our EMEA operations to a new IT system platform that will allow us to expand our sales of hardware and services, in addition to software, to clients in that region to promote future sales and profit growth.
Hardware, Software and Services Offerings
Hardware Offerings. We currently offer our clients in North America and the United Kingdom a comprehensive selection of IT hardware products. We offer products from hundreds of manufacturers, including such industry leaders as Hewlett-Packard (“HP”), Cisco, Lenovo, IBM, Panasonic and American Power Conversion Corporation. Our scale and purchasing power, combined with our efficient, high-volume and cost effective direct sales and marketing model, allow us to offer competitive prices. We believe that offering multiple partner choices enables us to better serve our clients by providing a variety of product solutions to best address their specific business needs. These needs may be based on particular client preferences or other criteria, such as real-time best pricing and availability, or compatibility with existing technology. In addition to our distribution facilities, we have “direct-ship” programs with many of our partners, including manufacturers and distributors, allowing us to expand our product offerings without increasing inventory, handling costs or inventory risk exposure. As a result, we are able to provide a product offering with billions of dollars of products in virtual inventory. Convenience and product options among multiple brands are key competitive advantages against manufacturers’ direct selling programs, which are generally limited to their own brands and may not offer clients a complete or best in class solution across all product categories.

INSIGHT ENTERPRISES, INC.
Software Offerings. Our clients acquire software applications from us in the form of licensing agreements with software publishers, boxed products, or through a growing delivery model, SaaS. Under a SaaS arrangement, clients subscribe to software that is hosted either by the software publisher or a dedicated third-party hosting company on the internet. The majority of our clients obtain their software applications through licensing agreements, which we believe is a result of their ease of administration and cost-effectiveness. Licensing agreements, or right-to-copy agreements, allow a client to either purchase a license for each of its users in a single transaction or periodically report its software usage, paying a license fee based on the number of users.
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
Services Offerings. We currently offer a suite of managed services and professional and consulting services in the U.S. and the United Kingdom via our own field service personnel, augmented by service partners to fill gaps in our geographic coverage or capabilities. We also utilize partners to deliver these services in Canada. We believe that developing these capabilities internally or through targeted acquisitions over time in other geographies will be a key differentiator for us.
The breadth and quality of our technical and service capabilities are key points of differentiation for us. We have, and intend to continue to develop, an array of technical expertise and service capabilities to help identify, acquire, implement and manage technology solutions to allow our clients to address their business needs. We don’t believe that our competition is able to offer the same breadth and depth of technology service solutions that we offer across our target client groups in North America and the United Kingdom.
To strengthen our solutions offerings, we have focused on the following specific solutions/value-added practice areas:
•	Managed Services
•	Infrastructure/Security
•	Data Center
•	Software
•	Collaboration
These technology practice groups are responsible for understanding client needs and, together with our technology partners, customizing total solutions that address those needs. These groups are made up of industry- and product-certified engineers, consultants and specialists who are current on best practices and the latest developments in their respective practice areas.
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
Managed Services. We know that our clients have to utilize limited resources while providing reliable support to end users and maximizing the life cycle and value of their IT investments. Our managed services technology practice offers the advanced technical resources to support key components of our clients’ networks. We offer ISO-certified integration services and asset disposal services. We help simplify ownership, from assessment and acquisition through deployment and end-of-life and technology refresh. Operating 24 hours a day, 7 days a week and 365 days a year through our network operations center, we serve as an extension of our clients’ teams, with dedicated resources to keep their networks operating.

INSIGHT ENTERPRISES, INC.
Further, we can help our clients preserve capital and expand limited resources by delivering business-critical applications and programs from the cloud. With low upfront costs and no need for in-house maintenance, SaaS is an effective alternative to potentially more expensive on-premise solutions. We partner with providers to deliver solutions around collaboration and messaging, managed security and data management, including Microsoft, Symantec, CA Technologies, IBM, McAfee and DataPipe.
Infrastructure/Security. Today’s networks are becoming increasingly complex. Support for critical enterprise applications and converged communication systems have increased demand for network availability and performance. Insight’s core networking competency is the architecture and deployment of infrastructure. We offer services to plan, design, implement and support the operation of complex and secure wired and wireless networks. Solution offerings also include network strategy, network assessment and application delivery infrastructure services.
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
Data Center. The growth of data in organizations has created demand for solutions that simplify server, storage and data center management. We help our clients consider total costs, critical data availability and environmental impact through server consolidation and virtualization, backup, disaster recovery and continuity solutions for complex storage environments.
Using technology and products from various partners, we provide high-end servers, data disk arrays, hard drives, tape libraries, blades, and virtualization software to help clients build and maintain responsive IT infrastructures that allow them to quickly adapt to changes in business priorities. We also provide IT professional services for designing, implementing and managing adaptive server and storage environments for our clients — ensuring a resilient and cost-effective data center while reducing the client’s maintenance and management costs. We offer the technical expertise and manufacturer relationships to deliver innovative and scalable solutions.
Software. We help our clients transform their software into an asset for their business. Our software professional services include solutions to help clients improve business productivity, optimize their core infrastructure and manage their software licenses.
We help our clients increase the productivity and overall effectiveness of their people with solutions for messaging, collaboration and unified communications. The sharing of ideas is vital to success, and it is imperative that organizations facilitate collaboration among workers. We are part of the Microsoft Partner Network and hold high level accreditations in a range of technical disciplines, including delivery of and support for Microsoft toolsets including Exchange, Office and SharePoint.
We also help our clients simplify the deployment of Microsoft core infrastructure technologies — from the desktop to the data center. Current business environments require reflexive yet cost-effective adaptation to change. As a result, the capacity to centrally manage and alter a company’s software environment from the core is vital. We help clients improve the agility, security and manageability of their environment with solutions for identity and access management, desktop and server deployment and operation, and more. We also provide expertise around delivery of and support for Microsoft Forefront and Windows.

INSIGHT ENTERPRISES, INC.
Additionally, we help our clients standardize their software environment while reducing costs and limiting risk through optimal license use and compliance management. We offer clients a portfolio of Software Asset Management (“SAM”) services, including SAM consultation, assessment of ISO standard attainment, license reconciliations, and our proprietary Insight:LicenseAdvisor® SAM solution platform. We help clients determine their license rights and utilization rates, reconcile the difference, and then proactively track, analyze, and manage their software asset portfolio from procurement to retirement.
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
In addition to these specific solutions/value-added practice areas, we continue to offer clients a suite of services designed to streamline the deployment cycle of IT assets, as well as minimize the complexity and cost of managing those assets throughout their life cycle. We:
•	provide advice on hardware, software licensing and financing programs;
•	streamline procurement;
•	plan and manage the rollout;
•	assist with developing standards and implementing best practices;
•	pre-configure systems, load custom software images and tag assets;
•	provide logistics planning and drop-ship to locations;
•	provide on-site implementation;
•	offer help desk support for users; and
•	provide IT maintenance services and disposal of equipment at end-of-life (including redeployment and remarketing).
Currently, these services are available primarily in North America and the United Kingdom.
Our Information Technology Systems
We have committed significant resources to the IT systems we use to manage our business and believe that our success is dependent upon our ability to provide prompt and efficient service to our clients based on the accuracy, quality and utilization of the information generated by our IT systems. Because these systems affect our ability to manage our sales, client service, distribution, inventories and accounting systems and our voice and data networks, we have built redundancy into certain systems, maintain system outage policies and procedures and have comprehensive data backup. Our U.S. and foreign locations are not on a single IT system platform, but we are focused on driving improvements in sales productivity through upgraded IT systems to support higher levels of client satisfaction and new client acquisition, as well as garnering efficiencies in our business as more processes become automated. For additional discussion of our plans to make enhancements and upgrades to our IT systems, see “Business Strategy — Integrate our IT systems” previously in Part I of this report and for a discussion of risks associated with our IT systems, see “Risk Factors — Disruptions in our IT systems and voice and data networks, including the integration and upgrade of our IT systems, could affect our ability to service our clients and cause us to incur additional expenses,” in Part I, Item 1A of this report.

INSIGHT ENTERPRISES, INC.
Competition
The IT hardware, software and services industry is very fragmented and highly competitive. We compete with a large number and wide variety of marketers and resellers of IT hardware, software and services, including:
•	direct marketers and resellers, such as CDW (North America), Systemax (Europe), SoftChoice, PC Ware, PC Connections, Worldwide Technology and SHI;
•
national and regional resellers, including value-added resellers, specialty retailers, aggregators, distributors, and to a lesser extent, national computer retailers, computer superstores, Internet-only computer providers, consumer electronics and office supply superstores and mass merchandisers;

•	product manufacturers, such as Dell, HP, IBM and Lenovo, and software publishers, such as IBM, Microsoft and Symantec;
•	systems integrators, such as Compucom Systems, Inc.;
•	national and global service providers, such as IBM Global Services and HP/EDS; and
•	e-tailers, such as New Egg, Buy.com and e-Buyer (United Kingdom).
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
Partners
During 2010, we purchased products and software from approximately 5,400 partners. Approximately 63% (based on dollar volume) of these purchases were directly from manufacturers or software publishers, with the balance purchased through distributors. Purchases from Microsoft and Ingram Micro (a distributor) accounted for approximately 27% and 10%, respectively, of our aggregate purchases in 2010. No other partner accounted for more than 10% of purchases in 2010. Our top five partners as a group for 2010 were Microsoft, Ingram Micro, HP, Cisco and Tech Data (a distributor). Approximately 61% of our total purchases during 2010 came from this group of partners. Although brand names and individual products are important to our business, we believe that competitive sources of supply are available in substantially all of our product categories such that, with the exception of Microsoft, we are not dependent on any single partner for sourcing products.
We obtain incentives from certain product manufacturers, software publishers and distribution partners based typically upon the volume of sales or purchases of their products and services. In other cases, such incentives may be in the form of participation in our partner programs, which may require specific services or activities with our clients, discounts, marketing funds, price protection or rebates. Manufacturers and publishers may also provide mailing lists, contacts or leads to us. We believe that these incentives (or partner funding) allow us to increase our marketing reach and strengthen our relationships with leading manufacturers and publishers. This funding is important to us, and any elimination or substantial reduction would increase our costs of goods sold or marketing expenses, resulting in a corresponding decrease in our earnings from operations.
During 2010, sales of Microsoft, HP and Cisco products accounted for approximately 26%, 16% and 12%, respectively, of our consolidated net sales. No other manufacturer’s products accounted for more than 10% of our consolidated net sales in 2010. Sales of product from our top five manufacturers/publishers as a group (Microsoft, HP, Cisco, Lenovo and Adobe) accounted for approximately 64% of Insight’s consolidated net sales during 2010.
As we move into new service areas, we may become even more reliant on certain partner relationships. For a discussion of risks associated with our reliance on partners, see “Risk Factors — We rely on our partners for product availability and competitive products to sell, and we also compete with many of our partners,” and “Risk Factors — We rely on our partners for marketing funds and purchasing incentives,” in Part I, Item 1A of this report.
Teammates
As of December 31, 2010, we employed 5,115 teammates, of whom 2,893 were engaged in management, support services and administration activities, 2,055 were engaged in sales related activities, and 167 were engaged in distribution activities. Our teammates are not represented by a labor union, and we have never experienced a labor related work stoppage.

INSIGHT ENTERPRISES, INC.
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
•
business clients, particularly larger enterprise businesses in the U.S., tend to spend more in our fourth quarter as they utilize their remaining capital budget authorizations and less in the first quarter;

•	sales to the federal government in the U.S. are often stronger in our third quarter; and
•	sales to public sector clients in the United Kingdom are often stronger in our first quarter.
These trends create overall seasonality in our consolidated results such that sales and profitability are expected to be higher in the second and fourth quarters of the year. For a discussion of risks associated with seasonality see “Risk Factors — Our net sales and gross profit have historically varied, making our future operating results less predictable,” in Part I, Item 1A of this report.
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
Available Information
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the reports of beneficial ownership filed pursuant to Section 16(a) of the Exchange Act are available free of charge on our web site at www.insight.com, as soon as reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission. The information contained on our web site is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K.

Item 1A.	Risk Factors
We rely on our partners for product availability and competitive products to sell, and we also compete with many of our partners. We acquire products for resale both directly from manufacturers and publishers and indirectly through distributors, and the loss of a partner relationship could cause a disruption in the availability of products to us. In addition to being our partners, manufacturers and publishers are also our competitors, as many sell directly to business clients and, particularly, larger corporate clients. There is no assurance that, as manufacturers and publishers continue to sell both through the distribution channel and directly to end users, they will not limit or curtail the availability of their product to resellers like us. In addition, the manner in which publishers distribute software is changing, and many publishers now offer their programs as hosted or SaaS solutions. These changes in distribution may intensify competition and increase the volume of software sold through these competitive programs or distributed directly electronically to end-users. Any significant increase in direct sales or directly-sold SaaS solutions by publishers could have a material adverse effect on our business, results of operations and financial condition.

INSIGHT ENTERPRISES, INC.
We rely on our partners for marketing funds and purchasing incentives. Certain manufacturers, publishers and distributors provide us with substantial incentives in the form of rebates, marketing funds, purchasing incentives, early payment discounts, referral fees and price protections. Partner funding is used to offset, among other things, inventory costs, costs of goods sold, marketing costs and other operating expenses. Certain of these funds are based on our volume of sales or purchases, growth rate of net sales or purchases and marketing programs. If we do not grow our net sales over prior periods or if we are not in compliance with the terms of these programs, there could be a material negative effect on the amount of incentives offered or paid to us by manufacturers and publishers. We anticipate that in the future, the incentives that many partners make available to us may either be reduced or that the requirements for earning the available amounts will change. If we are unable to react timely to any fundamental changes in the programs of publishers or manufacturers, including the elimination of, or significant reductions in, funding for some of the activities for which we have been compensated in the past, particularly related to incentive programs with our largest partners, HP and Microsoft, the changes would have a material adverse effect on our business, results of operations and financial condition. No assurance can be given that we will continue to receive such incentives or that we will be able to collect outstanding amounts relating to these incentives in a timely manner, or at all.
Disruptions in our IT systems and voice and data networks, including the integration and upgrade of our IT systems, could affect our ability to service our clients and cause us to incur additional expenses. We believe that our success to date has been, and future results of operations will be, dependent in large part upon our ability to provide prompt and efficient service to our clients. Our ability to provide that level of service is largely dependent on the ease of use, accuracy, quality and utilization of our IT systems, which affects our ability to manage our sales, client service, distribution, inventories and accounting systems, and the reliability of our voice and data networks and managed services offerings. Our plan is to fully integrate our IT systems in North America onto an integrated platform over the next two years. Significant internal and external resources have been devoted to the successful completion of this project. In 2011, we expect to incur between $5 and 10 million of incremental selling and administrative expenses associated with the North America systems integration project. We expect total incremental selling and administrative expenses to support the project through to completion to approximate $15 million, with a similar amount of incremental capital expenditures over the next two years. We are also in the process of converting our EMEA operations to a new IT system platform. There can be no assurances that these integration and conversion projects will not cause disruptions in our business, and any such disruption could have a material adverse effect on our results of operations and financial condition. Any delay in the projects or disruption of service during those projects would have an adverse effect on current results and future sales growth. Further, any delay in the timing could reduce and/or delay our expense savings, and any such disruption could have a material adverse effect on our results of operations and financial condition. Additionally, if, as a result of the completion of the projects, existing technology is determined to have a shorter useful life or the value of the existing system is impaired, we could incur additional depreciation expense and/or impairment charges. Although we have built redundancy into most of our IT systems, have documented system outage policies and procedures and have comprehensive data backup, we do not have a formal disaster recovery plan. Substantial interruption in our IT systems or in our voice and data networks, however caused, would have a material adverse effect on our business, results of operations and financial condition.
General economic conditions, including concerns regarding our ability to collect our accounts receivable and client credit constraints, or unfavorable economic conditions in a particular region, business or industry sector, may lead our clients to delay or forgo investments in IT hardware, software and services, either of which could adversely affect our business, financial condition, operating results and cash flow. Weak economic conditions generally or any broad-based reduction in IT spending adversely affects our business, operating results and financial condition. A prolonged continued slowdown in the global economy, or in a particular region, or business or industry sector, or tightening of credit markets, could cause our clients to have difficulty accessing capital and credit sources; delay contractual payments; or delay or forgo decisions to (i) upgrade or add to their existing IT environments, (ii) license new software or (iii) purchase services (particularly with respect to discretionary spending for hardware, software and services). Such events could adversely affect our business, financial condition, operating results and cash flow.
The failure of our clients to pay the accounts receivable they owe to us or the loss of significant clients could have a significant negative impact on our business, results of operations, financial condition or liquidity. A significant portion of our working capital consists of accounts receivable from clients. If clients responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for products and services, or were to become unwilling to make payments in a timely manner, our business, results of operations, financial condition or liquidity could be adversely affected. Economic or industry downturns could result in longer payment cycles, increased collection costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could also impact the cost or availability of financing under our accounts receivable securitization program discussed below.

INSIGHT ENTERPRISES, INC.
The IT hardware, software and services industry is intensely competitive, and actions of our competitors, including manufacturers and publishers of products we sell, can negatively affect our business. Competition in the industry is based on price, product availability, speed of delivery, credit availability, quality and breadth of product lines, and, increasingly, on the ability to tailor specific solutions to client needs. In addition to manufacturers and publishers of products we sell, we compete with a large number and wide variety of marketers and resellers of IT hardware, software and services. Additionally, we believe our industry will see further consolidation as product resellers and direct marketers combine operations or acquire or merge with other resellers, service providers and direct marketers to increase efficiency, service capabilities and market share. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their product and service offerings. Accordingly, it is possible that new competitors or alliances among competitors may emerge and acquire significant market share. Generally, pricing is very aggressive in the industry, and we expect pricing pressures to continue. There can be no assurance that we will be able to negotiate prices as favorable as those negotiated by our competitors or that we will be able to offset the effects of price reductions with an increase in the number of clients, higher net sales, cost reductions, greater sales of services, which are typically at higher gross margins, or otherwise. Price reductions by our competitors that we either cannot or choose not to match could result in an erosion of our market share and/or reduced sales or, to the extent we match such reductions, could result in reduced operating margins, any of which could have a material adverse effect on our business, results of operations and financial condition.
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
Another growing industry trend is the SaaS business model. In many cases, the SaaS model allows enterprises to obtain the benefits of commercially licensed, internally operated software without the associated complexity or high initial set-up, operational and licensing costs. Advances in the SaaS business model and other new models could increase our competition or eliminate the need for a resale channel. There can be no assurance that we will be able to adapt to, or compete effectively with, current or future distribution channels or competitors or that the competitive pressures we face will not have a material adverse effect on our business, results of operations and financial condition.
Changes in the IT industry and/or rapid changes in product standards may result in substantial inventory obsolescence and may reduce demand for the IT hardware, software and services we sell. Our results of operations are influenced by a variety of factors, including the condition of the IT industry, shifts in demand for, or availability of, IT hardware, software, peripherals and services, and industry introductions of new products, upgrades or methods of distribution. The IT industry is characterized by rapid technological change and the frequent introduction of new products, product enhancements and new distribution methods or channels, each of which can decrease demand for current products or render them obsolete. Net sales can be dependent on demand for specific product categories, and any change in demand for or supply of such products could have a material adverse effect on our net sales and/or cause us to record write-downs of obsolete inventory, if we fail to react in a timely manner to such changes. In addition, in order to satisfy client demand, protect ourselves against product shortages, obtain greater purchasing discounts and react to changes in original equipment manufacturers’ terms and conditions, we may decide to carry inventory products that may have limited or no return privileges. There can be no assurance that we will be able to avoid losses related to inventory obsolescence on these products.
The failure to comply with the terms and conditions of our commercial and public sector contracts could result in, among other things, fines or other liabilities. Sales to commercial clients are based on stated contract terms or terms contained in purchase orders on a transaction by transaction basis. Sales to public sector clients are derived from sales to federal, state and local governmental departments and agencies, as well as to educational institutions, through open market sales and various contracts and programs. Noncompliance with contract terms, particularly in the highly regulated public sector business, or with government procurement regulations could result in damage awards against us or termination of contracts, and, in the public sector, could also result in civil, criminal, and administrative liability. With respect to our public sector business, the government’s remedies may include suspension or debarment. In addition, almost all of our contracts have default provisions, and substantially all of our contracts in the public sector are terminable at any time for convenience of the contracting agency. The effect of any of these possible actions or the adoption of new or modified procurement regulations or practices could materially adversely affect our business, financial position and results of operations.

INSIGHT ENTERPRISES, INC.
We are subject to stockholder litigation and regulatory proceedings related to the restatement of our consolidated financial statements. In 2008, we identified errors in the Company’s accounting related to trade credits in prior periods and determined that corrections to our consolidated financial statements were required to reverse material prior period reductions of costs of goods sold and selling and administrative expenses because of the incorrect releases of certain aged trade credits.
Our internal review and related activities have required the Company to incur substantial expenses for legal, accounting, tax and other professional services, and ongoing litigation could require further, significant expenditures and could harm our business, reputation, financial condition, results of operations and cash flows. Further, if the Company is subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, the Company could be required to pay damages or penalties or have other remedies imposed, which could harm its business, reputation, financial condition, results of operations and cash flows.
For a discussion of legal proceedings, see Note 16 to the Consolidated Financial Statements in Part II, Item 8 of this report.
We have outstanding debt and may need to refinance that debt and/or incur additional debt in the future, and general economic conditions and continued volatility in the credit markets could limit our ability to obtain such financing or could increase the cost of financing. Our credit facilities include a five-year $300.0 million senior revolving credit facility, a $150.0 million accounts receivable securitization financing facility (the “ABS facility”), and a $150.0 million inventory financing facility. As of December 31, 2010, we had $92.6 million of outstanding indebtedness, of which $90.0 million was borrowed under our senior revolving credit facility and $2.6 million was outstanding under a capital lease obligation. As of the end of fiscal 2010, the following amounts were available under our credit facilities, subject to the limitations discussed below:
•	$210.0 million under our senior revolving credit facility;
•	$150.0 million under our accounts receivable securitization financing facility; and
•	$14.9 million under our inventory financing facility.
Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our senior revolving credit facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings plus (i) interest expense, less non-cash imputed interest on our inventory financing facility, (ii) income tax expense, (iii) depreciation and amortization and (iv) non-cash stock-based compensation (referred to herein as “adjusted earnings”). The maximum leverage ratio permitted under the agreements was 2.50 times the Company’s trailing twelve-month adjusted earnings as of December 31, 2010. A significant drop in adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter, to a level that would be below the Company’s consolidated maximum debt capacity. As a result of this limitation, of the $450.0 million of aggregate maximum debt capacity available under our senior revolving credit facility and our ABS facility, the Company’s debt balance that could have been outstanding as of December 31, 2010 was limited to $414.1 million based on 2.50 times the Company’s trailing twelve-month adjusted earnings.
Our borrowing capacity under our ABS facility is limited by the value and quality of the accounts receivable under the facility. While the ABS facility has a stated maximum amount of $150.0 million, the actual availability under the facility is limited by the quantity and quality of the underlying accounts receivable. As of December 31, 2010, the full $150.0 million was available.
Our senior revolving credit facility, ABS facility and inventory financing facility all mature on April 1, 2013. We may not be able to refinance our debt without a significant increase in cost, or at all, and there can be no assurance that additional lines of credit or financing instruments will be available to us. A lack, or high cost, of credit could limit our ability to: obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other purposes in the future, as needed; plan for, or react to, changes in technology and in our business and competition; and react in the event of a further economic downturn.

INSIGHT ENTERPRISES, INC.
We can provide no assurance that we will continue to be able to meet our capital requirements, particularly if current market or economic conditions continue or deteriorate further. The future effects on our business, liquidity and financial results of these conditions could be material and adverse to us, both in ways described above and in other ways that we do not currently foresee.
Failure to adequately maintain the security of our electronic and other confidential information could materially adversely affect our financial condition and results of operations. We are dependent upon automated information technology processes. Privacy, security, and compliance concerns have continued to increase as technology has evolved to facilitate commerce. As part of our normal business activities, we collect and store certain confidential information, including personal information with respect to clients and teammates. We may share some of this information with vendors who assist us with certain aspects of our business. Moreover, the success of our operations depends upon the secure transmission of confidential and personal data over public networks, including the use of cashless payments. Any failure on the part of us or our vendors to maintain the security of our confidential data and our teammates’ and clients’ personal information, including via the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in our teammates’ and clients’ confidence in us and other competitive disadvantages, and thus could have a material adverse impact on our business, financial condition and results of operations.
Our net sales and gross profit have historically varied, making our future operating results less predictable. Our operating results are highly dependent upon our level of gross profit as a percentage of net sales, which fluctuates due to numerous factors, including changes in prices from partners, changes in the amount and timing of partner funding, volumes of purchases, changes in client mix, the relative mix of products sold during the period, general competitive conditions, and strategic product and services pricing and purchasing actions. In addition, our expense levels are based, in part, on anticipated net sales and the anticipated amount and timing of partner funding. Therefore, we may not be able to reduce spending quickly enough to compensate for any unexpected net sales shortfall, and any such inability could have a material adverse effect on our business, results of operations and financial condition.
In addition, a reduction in the amount of credit granted to us by our partners could increase our need for and cost of working capital and have a material adverse effect on our business, results of operations and financial condition.
There are risks associated with our international operations that are different than the risks associated with our operations in the United States, and our exposure to the risks of a global market could hinder our ability to maintain and expand international operations. We have operation centers in Australia, Canada, Germany, France, the U.S., and the United Kingdom, as well as sales offices in Austria, Australia, Belgium, Canada, China, Denmark, France, Germany, Hong Kong, Italy, the Netherlands, Russia, Singapore, Spain, Sweden, Switzerland, the United Kingdom and the U.S., and sales presence in Finland, New Zealand, Norway and Portugal. In the regions in which we do not currently have a physical presence, such as Africa, Japan and India, we serve our clients through strategic relationships. In implementing our international strategy, we may face barriers to entry and competition from local companies and other companies that already have established global businesses, as well as the risks generally associated with conducting business internationally. The success and profitability of international operations are subject to numerous risks and uncertainties, many of which are outside of our control, such as:
•	political or economic instability;
•	changes in governmental regulation or taxation;
•	currency exchange fluctuations;
•	changes in import/export laws, regulations and customs and duties;
•	trade restrictions;
•	difficulties and costs of staffing and managing operations in certain foreign countries;
•	work stoppages or other changes in labor conditions;
•	taxes and other restrictions on repatriating foreign profits back to the U.S.;
•	extended payment terms; and
•	seasonal reductions in business activity in some parts of the world.

INSIGHT ENTERPRISES, INC.
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
Changes in, interpretations of, or enforcement trends related to, tax rules and regulations may adversely affect our effective income tax rates or operating margins and we may be required to pay additional tax assessments. We conduct business globally and file income tax returns in various U.S. and foreign tax jurisdictions. Our effective tax rate could be adversely affected by various factors, many of which are outside of our control, including:
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
We depend on certain key personnel. Our future success will be largely dependent on the efforts of key management teammates. The loss of one or more of these leaders could have a material adverse effect on our business, results of operations and financial condition. We cannot offer assurance that we will be able to continue to attract or retain highly qualified executive personnel or that any such executive personnel will be able to increase stockholder value. We also believe that our future success will be largely dependent on our continued ability to attract and retain highly qualified management, sales, service and technical teammates, but we cannot offer assurance that we will be able to attract and retain such personnel. Further, we make a significant investment in the training of our sales account executives and services engineers. Our inability to retain such personnel or to train them either rapidly enough to meet our expanding needs or in an effective manner for quickly changing market conditions could cause a decrease in the overall quality and efficiency of our sales teammates, which could have a material adverse effect on our business, results of operations and financial condition.

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
Our principal executive offices are located at 6820 South Harl Avenue, Tempe, Arizona 85283. We believe that our facilities will be suitable and adequate for our present purposes, and we anticipate that we will be able to extend our existing leases on terms satisfactory to us or, if necessary, to locate substitute facilities on acceptable terms. At December 31, 2010, we owned or leased a total of approximately 1.3 million square feet of office and warehouse space, and, while approximately 70% of the square footage is in the United States, we own or lease office and warehouse facilities in 12 countries in EMEA and we lease office facilities in four countries in APAC.
Information about significant sales, distribution, services and administration facilities in use as of December 31, 2010 is summarized in the following table:

Operating Segment	Location	Primary Activities	Own or Lease
Headquarters	Tempe, Arizona, USA	Executive Offices, Sales and Administration	Own

North America	Tempe, Arizona, USA	Sales and Administration	Own
	Tempe, Arizona, USA	Administration	Own
	Tempe, Arizona, USA	Network Operations Center	Lease
	Bloomingdale, Illinois, USA	Sales and Administration	Own
	Hanover Park, Illinois, USA	Services, Distribution and Administration	Lease
	Plano, Texas, USA	Sales and Administration	Lease
	Liberty Lake, Washington, USA	Sales and Administration	Lease
	Tampa, Florida, USA	Sales and Administration	Lease
	Winnipeg, Manitoba, Canada	Sales and Administration	Lease
	Montreal, Quebec, Canada	Sales and Administration	Own
	Mississauga, Ontario, Canada	Sales and Administration	Lease
	Montreal, Quebec, Canada	Distribution	Lease

EMEA	Sheffield, United Kingdom	Sales and Administration	Own
	Sheffield, United Kingdom	Distribution	Lease
	Uxbridge, United Kingdom	Sales and Administration	Lease
	Munich, Germany	Sales and Administration	Lease
	Paris, France	Sales and Administration	Lease

APAC	Sydney, New South Wales, Australia	Sales and Administration	Lease

INSIGHT ENTERPRISES, INC.
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

Item 3.	Legal Proceedings
For a discussion of legal proceedings, see Note 16 to the Consolidated Financial Statements in Part II, Item 8 of this report. For an additional discussion of certain risks associated with legal proceedings, see “Risk Factors — We are subject to stockholder litigation and regulatory proceedings related to the restatement of our consolidated financial statements,” in Part I, Item 1A of this report.

Item 4.	(Removed and Reserved)
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades under the symbol “NSIT” on The Nasdaq Global Select Market. The following table shows, for the calendar quarters indicated, the high and low sales price per share for our common stock as reported on the Nasdaq Global Select Market.

	Common Stock
	High Price	Low Price
Year 2010
Fourth Quarter	$16.66	$12.61
Third Quarter	16.01	12.37
Second Quarter	16.27	13.16
First Quarter	14.84	11.47
Year 2009
Fourth Quarter	$14.00	$10.14
Third Quarter	12.43	8.44
Second Quarter	9.80	3.41
First Quarter	7.20	2.06
As of February 18, 2011, we had 46,358,895 shares of common stock outstanding held by approximately 90 stockholders of record. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by brokerage firms and clearing agencies.
We have never paid a cash dividend on our common stock. We currently intend to reinvest all of our earnings into our business and do not intend to pay any cash dividends in the foreseeable future. Our senior revolving credit facility contains restrictions on the payment of cash dividends.

INSIGHT ENTERPRISES, INC.
Issuer Purchases of Equity Securities
Although we did not repurchase shares of our common stock during the year ended December 31, 2010, we have repurchased shares of our common stock in the past and may consider doing so again in the foreseeable future. Additional information about our share repurchase programs can be found in Note 15 to the Consolidated Financial Statements in Part II, Item 8 of this report and is incorporated by reference herein.
Stock Price Performance Graph
Set forth below is a graph comparing the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq Stock Market U.S. Companies (Market Index) and the Nasdaq Retail Trade Stocks (Peer Index) for the period starting January 1, 2006 and ending December 31, 2010. The graph assumes that $100 was invested on January 1, 2006 in our common stock and in each of the two Nasdaq indices, and that, as to such indices, dividends were reinvested. We have not, since our inception, paid any cash dividends on our common stock. Historical stock price performance shown on the graph is not necessarily indicative of future price performance.

	Jan. 1,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2006	2006	2007	2008	2009	2010
Insight Enterprises, Inc. Common Stock (NSIT)	100.00	95.35	92.17	34.87	57.71	66.50

Nasdaq Stock Market U.S. Companies (Market Index)	100.00	109.84	119.14	57.41	82.53	97.95

Nasdaq Retail Trade Stocks (Peer Index)	100.00	109.21	99.37	69.33	96.31	120.63

INSIGHT ENTERPRISES, INC.

Item 6.	Selected Financial Data
The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto in Part II, Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report. The selected consolidated financial data presented below under the captions “Consolidated Statements of Operations Data” and “Consolidated Balance Sheet Data” as of and for each of the years in the five-year period ended December 31, 2010 is derived from our audited consolidated financial statements. The consolidated financial statements as of December 31, 2010 and 2009, and for each of the years in the three-year period ended December 31, 2010, which have been audited by KPMG LLP, our independent registered public accounting firm, are included in Part II, Item 8 of this report.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Consolidated Statements of Operations Data (1)
Net sales	$4,809,930	$4,136,905	$4,825,489	$4,805,474	$3,599,937
Costs of goods sold	4,163,833	3,568,291	4,161,906	4,146,848	3,133,751

Gross profit	646,097	568,614	663,583	658,626	466,186
Operating expenses:
Selling and administrative expenses	519,065	502,102	561,987	542,322	376,722
Goodwill impairment	—	—	397,247	—	—
Severance and restructuring expenses	2,956	13,608	8,595	2,595	729

Earnings (loss) from operations	124,076	52,904	(304,246)	113,709	88,735
Non-operating (income) expense:
Interest income	(714)	(424)	(2,387)	(2,078)	(4,355)
Interest expense	7,677	10,790	13,479	12,852	5,985
Net foreign currency exchange loss (gain)	522	(328)	9,629	(3,887)	(1,135)
Other expense, net	1,417	1,123	1,107	1,531	901

Earnings (loss) from continuing operations before income taxes	115,174	41,743	(326,074)	105,291	87,339
Income tax expense (benefit)	39,689	10,970	(86,347)	40,686	30,882

Net earnings (loss) from continuing operations	75,485	30,773	(239,727)	64,605	56,457
Earnings from discontinued operations, net of taxes (2)	—	2,801	—	4,151	13,084

Net earnings (loss)	$75,485	$33,574	$(239,727)	$68,756	$69,541

Net earnings (loss) per share — Basic:
Net earnings (loss) from continuing operations	$1.63	$0.67	$(5.15)	$1.32	$1.17
Net earnings from discontinued operations (2)	—	0.06	—	0.08	0.27

Net earnings (loss) per share	$1.63	$0.73	$(5.15)	$1.40	$1.44

Net earnings (loss) per share — Diluted:
Net earnings (loss) from continuing operations	$1.61	$0.67	$(5.15)	$1.29	$1.15
Net earnings from discontinued operations (2)	—	0.06	—	0.08	0.27

Net earnings (loss) per share	$1.61	$0.73	$(5.15)	$1.37	$1.42

Shares used in per share calculations:
Basic	46,218	45,838	46,573	49,055	48,373

Diluted	46,812	46,271	46,573	50,120	49,006

INSIGHT ENTERPRISES, INC.

	December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Consolidated Balance Sheet Data
Working capital	$352,182	$297,485	$318,867	$418,474	$383,483
Total assets	1,803,283	1,603,321	1,607,503	1,890,730	1,800,758
Short-term debt	997	875	—	15,000	30,000
Long-term debt	91,619	149,349	228,000	187,250	224,250
Stockholders’ equity	544,971	467,574	421,968	741,738	663,629
Cash dividends declared per common share	—	—	—	—	—

(1)
Our consolidated statements of operations data above includes results of the acquisitions from their dates of acquisition: MINX from July 10, 2008; Calence from April 1, 2008; and Software Spectrum from September 7, 2006.

(2)
Earnings from Discontinued Operations. During the year ended December 31, 2009, we recorded earnings from a discontinued operation of $4.5 million, $2.8 million net of tax, as a result of the favorable settlement on July 7, 2009 of an arbitrated claim related to the sale of Direct Alliance, a former subsidiary that was sold on June 30, 2006. During the year ended December 31, 2007, we sold PC Wholesale, a division of our North America operating segment. During the year ended December 31, 2006, we sold Direct Alliance, a business process outsourcing provider in the U.S. Accordingly, we have accounted for these entities as discontinued operations and have reported their results of operations as discontinued operations in the Consolidated Statements of Operations. Included in earnings from discontinued operations for the years ended December 31, 2007 and 2006 are the gain on the sale of PC Wholesale of $5.6 million, $3.4 million net of taxes, and the gain on the sale of Direct Alliance of $14.9 million, $9.0 million net of taxes, respectively.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Part II, Item 8 of this report. Our actual results could differ materially from those contained in forward-looking statements due to a number of factors, including those discussed in “Risk Factors” in Part I, Item 1A and elsewhere in this report.
Overview
We are a leading provider of information technology (“IT”) hardware, software and services to small, medium and large businesses and public sector clients in North America, Europe, the Middle East, Africa and Asia-Pacific. Currently, our offerings in North America and the United Kingdom include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC currently only include software and select software-related services.
Our strategic vision is to be the trusted advisor to our clients, helping them enhance their business performance through innovative technology solutions. Our strategy is to grow profitable market share through the continued transformation of Insight into a complete IT solutions company, differentiating us in the marketplace and giving us a competitive advantage.
On a consolidated basis, for the year ended December 31, 2010, our net sales and resulting gross profit increased by 16% and 14%, respectively, while gross margin declined 30 basis points to 13.4%. Net sales for the year ended December 31, 2010 compared to the year ended December 31, 2009 increased 18% in North America, 14% in EMEA and 10% in APAC. Net sales in 2010 returned to pre-recessionary levels with a margin decline resulting from a change in mix of our business to a higher contribution from lower margin hardware and software sales and a lower contribution from higher margin sales of services. We reported net earnings from continuing operations of $75.5 million and diluted net earnings from continuing operations per share of $1.61 for the year ended December 31, 2010. In 2009, we reported net earnings from continuing operations of $30.8 million and diluted net earnings from continuing operations per share of $0.67 and net earnings from a discontinued operation of $2.8 million, net of tax, or $0.06 per share, as a result of the favorable settlement on July 7, 2009 of an arbitrated claim related to the sale of Direct Alliance, a former subsidiary that was sold on June 30, 2006. In 2008, we reported a net loss from continuing operations of $239.7 million and a diluted net loss from continuing operations per share of $5.15 for the year, primarily as a result of a $397.2 million goodwill impairment charge.
The results of operations for the year ended December 31, 2010 include the following items:
•	severance and restructuring expenses of $3.0 million, $1.9 million net of tax; and
•	a tax benefit of $1.6 million related to the recapitalization of one of our foreign subsidiaries.
The results of operations for the year ended December 31, 2009 include the effect of the following items:
•	severance and restructuring expenses of $13.6 million, $8.8 million net of tax;
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
During 2010, we generated $98.2 million of cash flows from operations, which were net of cash outlays of $25.8 million in 2010 to settle trade credit liabilities as part of our compliance with state unclaimed property laws, and paid down our revolving credit facility by $57.0 million, ending the year with $123.8 million of cash and cash equivalents and $90.0 million of debt outstanding under our revolving credit facility.
On July 10, 2008, we acquired MINX Limited (“MINX”), a United Kingdom-based networking services company, for a cash purchase price of approximately $1.5 million and the assumption of approximately $3.9 million of existing debt. Founded in 2002, MINX is a network integrator with Cisco Gold Partner accreditation in the United Kingdom. We believe this acquisition has significantly enhanced our capabilities in the sale, implementation and management of network infrastructure services and solutions in our EMEA operating segment and complements our April 1, 2008 acquisition of Calence in our North America operating segment.
On April 1, 2008, we completed the acquisition of Calence, LLC (“Calence”), an independent technology solutions provider in the United States specializing in Cisco networking solutions, advanced communications and managed services, for a cash purchase price of $125.0 million plus a working capital adjustment of approximately $3.6 million. During the year ended December 31, 2010, 2009 and 2008, we recorded an additional $645,000, $15.8 million and $10.4 million, respectively, of purchase price consideration and the related accrued interest thereon as a result of Calence achieving certain performance targets during each year. Such amounts were recorded as additional goodwill. See discussion relating to goodwill in Note 3 to the Consolidated Financial Statements in Part II, Item 8 of this report. We also assumed Calence’s existing debt totaling approximately $7.3 million, of which $7.1 million was repaid by us at closing in 2008.
As we have previously disclosed, the Company’s largest software partner has informed resellers that it intends to change certain elements of its channel incentive programs effective in late 2011, and those changes could adversely affect the Company’s results of operations, primarily beginning in 2012. We currently expect the financial effect to be immaterial to our financial performance in 2011. Additional details of the new programs have recently been announced and as a result, we now expect the full year 2012 effect to be a reduction of gross profit of between $5 and $10 million.
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
We make provisions for estimated product returns that we expect to occur under our return policy based upon historical return rates. Our manufacturers warrant most of the products we market, and it is our policy to request that clients return their defective products directly to the manufacturer for warranty service. On selected products, and for selected client service reasons, we may accept returns directly from the client and then either credit the client or ship a replacement product. We generally offer a limited 15- to 30-day return policy for unopened products and certain opened products, which are consistent with manufacturers’ terms; however, for some products we may charge restocking fees. Products returned opened are processed and returned to the manufacturer or partner for repair, replacement or credit to us. We resell most unopened products returned to us. Products that cannot be returned to the manufacturer for warranty processing but are in working condition are sold to inventory liquidators, to end users as “previously sold” or “used” products, or through other channels to reduce our losses from returned products.
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
We sell certain third-party service contracts and software assurance or subscription products for which we are not the primary obligor. These sales do not meet the criteria for gross sales recognition and, thus, are recorded on a net sales recognition basis. As we enter into contracts with third-party service providers or vendors, we evaluate whether the subsequent sales of such services should be recorded as gross sales or net sales. We determine whether we act as a principal in the transaction and assume the risks and rewards of ownership or if we are simply acting as an agent or broker. Under gross sales recognition, the entire selling price is recorded in sales and our cost to the third-party service provider or vendor is recorded in costs of goods sold. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to sales, resulting in net sales equal to the gross profit on the transaction, and there are no costs of goods sold.

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
Partner Funding
We receive payments and credits from partners, including consideration pursuant to volume sales incentive programs, volume purchase incentive programs and shared marketing expense programs. Partner funding received pursuant to volume sales incentive programs is recognized as it is earned as a reduction to costs of goods sold. Partner funding received pursuant to volume purchase incentive programs is allocated as a reduction to inventories based on the applicable incentives earned from each partner and is recorded in costs of goods sold as the inventory is sold. Changes in estimates of anticipated achievement levels under individual partner programs may affect our results of operations and our cash flows.
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
Valuation of Long-Lived Assets Including Purchased Intangible Assets and Goodwill
We review property, plant and equipment and purchased intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. If such events or changes in circumstances indicate a possible impairment, our asset impairment review assesses the recoverability of the assets based on the estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) and compares that value to the carrying value. Such impairment test is based on the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the carrying value exceeds the future cash flows, an impairment loss is recognized for the difference between fair value and the carrying amount. This approach uses our estimates of future market growth, forecasted net sales and costs, expected periods the assets will be utilized and appropriate discount rates.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
We perform an annual review of our goodwill in the fourth quarter of every year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of our recorded goodwill is impaired. We continually assess whether any indicators of impairment exist, which requires a significant amount of judgment. Events or circumstances that could trigger an impairment review include a significant adverse change in legal factors or in the business climate, unanticipated competition, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, significant declines in our stock price for a sustained period or significant underperformance relative to expected historical or projected future cash flows or results of operations. Any adverse change in these factors, among others, could have a significant effect on the recoverability of goodwill and could have a material effect on our consolidated financial statements.
The goodwill impairment test is performed at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a “component”). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and management of the segment regularly reviews the operating results of that component. When two or more components of an operating segment have similar economic characteristics, the components may be aggregated and deemed a single reporting unit. An operating segment shall be deemed to be a reporting unit if all of its components are similar, if none of its components is a reporting unit, or if the segment comprises only a single component. Insight has three reporting units, which are equivalent to our operating segments.
The goodwill impairment test is a two step analysis. In testing for a potential impairment of goodwill, we first compare the estimated fair value of each reporting unit in which the goodwill resides to its book value, including goodwill. Management must apply judgment in determining the estimated fair value of our reporting units. Multiple valuation techniques can be used to assess the fair value of the reporting unit, including the market and income approaches. All of these techniques include the use of estimates and assumptions that are inherently uncertain. Changes in these estimates and assumptions could materially affect the determination of fair value or goodwill impairment, or both. These estimates and assumptions primarily include, but are not limited to, an appropriate control premium in excess of the market capitalization of the Company, future market growth, forecasted sales and costs and appropriate discount rates. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. Management evaluates the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of the reporting units. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. To ensure the reasonableness of the estimated fair values of our reporting units, we perform a reconciliation of our total market capitalization to the estimated fair value of all of our reporting units.
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
Severance and Restructuring Activities
We have taken, and may continue to take, severance and restructuring actions which require us to utilize significant estimates of costs relating to employee termination benefits and costs to terminate leases or remaining lease commitments on unused facilities, net of estimated subleases. Should the actual amounts differ from our estimates, adjustments to severance and restructuring expenses in subsequent periods would be necessary. A detailed description of our severance, restructuring and acquisition integration activities and remaining accruals for these activities at December 31, 2010 can be found in Note 9 to the Consolidated Financial Statements in Part II, Item 8 of this report.

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
We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider past operating results, future market growth, forecasted earnings, historical and projected taxable income, the mix of earnings in the jurisdictions in which we operate, prudent and feasible tax planning strategies and statutory tax law changes in determining the need for a valuation allowance. If we were to determine that it is more likely than not that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that all or part of the net deferred tax assets would be realized, then all or part of the previously provided valuation allowance would be reversed. Effective January 1, 2009, any change in a valuation allowance and uncertain tax positions established in purchase accounting will be a benefit to, or charge against, earnings. Additional information about the valuation allowance can be found in Note 10 to the Consolidated Financial Statements in Part II, Item 8 of this report.
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
RESULTS OF OPERATIONS
The following table sets forth for the periods presented certain financial data as a percentage of net sales for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Costs of goods sold	86.6	86.3	86.2

Gross profit	13.4	13.7	13.8
Operating expenses:
Selling and administrative expenses	10.8	12.1	11.7
Goodwill impairment	—	—	8.2
Severance and restructuring expenses	<0.1	0.3	0.2

Earnings (loss) from operations	2.6	1.3	(6.3)
Non-operating expense, net	0.2	0.3	0.5

Earnings (loss) from continuing operations before income taxes	2.4	1.0	(6.8)
Income tax expense (benefit)	0.8	0.3	(1.8)

Net earnings (loss) from continuing operations	1.6	0.7	(5.0)
Earnings from a discontinued operation, net of taxes	—	0.1	—

Net earnings (loss)	1.6%	0.8%	(5.0%)

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

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
2010 Compared to 2009
Net Sales. Net sales for the year ended December 31, 2010 increased 16% to $4.8 billion compared to the year ended December 31, 2009. Our net sales by operating segment for the years ended December 31, 2010 and 2009 were as follows (dollars in thousands):

	2010	2009	% Change
North America	$3,340,162	$2,840,786	18%
EMEA	1,310,549	1,151,749	14%
APAC	159,219	144,370	10%

Consolidated	$4,809,930	$4,136,905	16%

Net sales in North America increased $499.4 million or 18% for the year ended December 31, 2010 compared to the year ended December 31, 2009. Net sales of hardware and software increased 26% and 9%, respectively, year over year, while net sales in the services category declined 11% year to year. The increase in hardware and software net sales is primarily due to higher volume with the year over year improvement in the demand environment for IT products compared to the depressed levels of IT spending experienced in North America in 2009. The decrease in sales of services year to year resulted primarily from a large services engagement in 2009 that did not recur in the current year.
Net sales in EMEA increased $158.8 million or 14%, in U.S. dollars, for the year ended December 31, 2010 compared to the year ended December 31, 2009. Excluding the effects of foreign currency movements, net sales were up 18% compared to the prior year. Net sales of hardware grew 10% year over year in U.S. dollars, 12% excluding the effects of foreign currency movements, due to higher demand across all client groups. Software net sales increased 15% year over year in U.S. dollars, 21% excluding the effects of foreign currency movements, due primarily to higher volume and new client engagements and new product offerings from our publishers, reflecting the year over year improvement in the global IT demand environment compared to the depressed levels of IT spending experienced in EMEA in 2009. Net sales from services increased 36% year over year in U.S. dollars, 40% excluding the effects of foreign currency movements, due primarily to new client engagements.
Our APAC segment recognized net sales of $159.2 million in U.S. dollars for the year ended December 31, 2010, an increase of $14.8 million or 10%, compared to the year ended December 31, 2009. Net sales were flat year to year excluding the effects of foreign currency movements.
Net sales by category for North America, EMEA and APAC were as follows for the years ended December 31, 2010 and 2009:

	North America		EMEA		APAC
	Years Ended December 31,		Years Ended December 31,		Years Ended December 31,
Sales Mix	2010	2009	2010	2009	2010	2009
Hardware	64%	60%	33%	34%	<1%	1%
Software	30%	32%	66%	65%	97%	98%
Services	6%	8%	1%	1%	3%	1%

	100%	100%	100%	100%	100%	100%

Currently, our offerings in North America and the United Kingdom include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and select software-related services.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Gross Profit. Gross profit increased 14% to $646.1 million for the year ended December 31, 2010 compared to the year ended December 31, 2009, with a 30 basis point decrease in gross margin. Our gross profit and gross profit as a percent of net sales by operating segment for the years ended December 31, 2010 and 2009 were as follows (dollars in thousands):

		% of Net		% of Net
	2010	Sales	2009	Sales
North America	$442,068	13.2%	$389,717	13.7%
EMEA	176,018	13.4%	159,109	13.8%
APAC	28,011	17.6%	19,788	13.7%

Consolidated	$646,097	13.4%	$568,614	13.7%

North America’s gross profit for the year ended December 31, 2010 increased 13% compared to the year ended December 31, 2009, but as a percentage of net sales, gross margin declined by 50 basis points year to year, due primarily to a 78 basis point decrease in margin from the sale of services associated with the large services engagement during 2009 that did not recur in the current year and a decrease in margin related to agency fees for enterprise software agreements of 32 basis points. These decreases in margin were offset by a 56 basis point increase in product margin, which includes vendor funding and freight, driven primarily by sales in our hardware category. Contributing to this increase in product margin was the extinguishment of $7.4 million of certain restatement-related trade credits during the year ended December 31, 2010 compared to $3.5 million in 2009, through negotiated settlement or other legal release of the recorded liabilities, which contributed 10 basis points to the increase in margin.
EMEA’s gross profit increased 11% in U.S. dollars for the year ended December 31, 2010 compared to the year ended December 31, 2009. Excluding the effects of foreign currency movements, gross profit was up 15% compared to the prior year. As a percentage of net sales, gross margin declined 40 basis points due primarily to decreases in agency fees for enterprise software agreement renewals of 44 basis points.
APAC’s gross profit increased 42% for the year ended December 31, 2010 compared to the year ended December 31, 2009. Excluding the effects of foreign currency movements, gross profit increased 28% compared to the prior year. As a percentage of net sales, gross margin increased by 390 basis points, due primarily to an increase of 213 basis points in product margin, which includes vendor funding, an increase in the margin contribution from agency fees for enterprise software agreements of 149 basis points and an increase in margin from sales of services of 26 basis points. These increases resulted primarily from changes in client and publisher mix.
Operating Expenses.
Selling and Administrative Expenses. Selling and administrative expenses increased $17.0 million or 3% in the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily attributable to increases in variable compensation on increased sales. Selling and administrative expenses decreased 130 basis points as a percentage of net sales for the year ended December 31, 2010 compared to the year ended December 31, 2009 as we continued our expense management initiatives. Selling and administrative expenses as a percent of net sales by operating segment for the years ended December 31, 2010 and 2009 were as follows (dollars in thousands):

		% of Net		% of Net
	2010	Sales	2009	Sales
North America	$348,842	10.4%	$346,306	12.2%
EMEA	149,945	11.4%	140,380	12.2%
APAC	20,278	12.7%	15,416	10.7%

Consolidated	$519,065	10.8%	$502,102	12.1%

North America’s selling and administrative expenses increased 1%, or $2.5 million for the year ended December 31, 2010 compared to the year ended December 31, 2009, but as a percentage of net sales, selling and administrative expenses decreased 180 basis points to 10.4% of net sales for the year. Increases in variable costs of $11.2 million on higher sales in the year ended December 31, 2010 and increased bonus and non-cash stock-based compensation expense resulting from over-attainment against our operating plan were mostly offset by (i) a $5.5 million decline in legal and professional fees year to year, primarily related to professional fees and costs associated with the trade credits restatement as well as a decrease in our annual audit fee and (ii) a $4.1 million decrease resulting from the effect on the year to year comparison of the prior year non-cash stock-based compensation charges. These charges related to the North America portion of the termination of an equity-based incentive compensation plan relating to certain of our executive officers in February 2009 that did not recur in 2010. Further, selling and administrative expenses in the year ended December 31, 2010 were reduced by $2.9 million upon the collection of a single account receivable which we had specifically reserved as doubtful during the fourth quarter of 2009.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
EMEA’s selling and administrative expenses increased 7%, or $9.6 million in U.S. dollars, for the year ended December 31, 2010 compared to the year ended December 31, 2009. Excluding the effects of foreign currency movements, selling and administrative expenses increased 11% compared to the prior year. This year over year increase was primarily driven by higher variable compensation and sales incentives on increased net sales. As a percentage of net sales, selling and administrative expenses decreased 80 basis points due to relatively stable fixed personnel costs year to year while sales have increased in 2010. Selling and administrative expenses for the year ended December 31, 2009 included $1.4 million of non-cash stock-based compensation charges related to the EMEA portion of the termination of an equity-based incentive compensation plan in the first quarter of 2009 that did not recur in 2010 as discussed above.
APAC’s selling and administrative expenses increased 32% or $4.9 million in U.S. dollars, for the year ended December 31, 2010 compared to the year ended December 31, 2009. Excluding the effects of foreign currency movements, selling and administrative expenses increased 16% compared to the prior year. The year over year increases in selling and administrative expenses are primarily attributable to increases in fixed compensation with increases in head count year over year and increases in variable compensation on higher sales in the year ended December 31, 2010.
Severance and Restructuring Expenses. During the year ended December 31, 2010, North America and EMEA recorded severance expense of $2.0 million and $1.0 million, respectively. The North America charge was part of the roll-out of our new sales engagement model and plans to add new leadership in key areas, and the EMEA charge was associated with the severance for the elimination of certain positions based on a re-alignment of roles and responsibilities. In EMEA, $1.5 million in new severance costs was offset by $523,000 of adjustments to prior severance accruals due to current period changes in estimates. During the year ended December 31, 2009, North America, EMEA and APAC recorded severance expense of $10.3 million, $3.0 million and $302,000, respectively, related to the departure of Insight’s former President and Chief Executive Officer and ongoing restructuring efforts to reduce operating expenses. See Note 9 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of severance and restructuring activities.
Non-Operating (Income) Expense.
Interest Income. Interest income for the years ended December 31, 2010 and 2009 was generated through short-term investments. The increase in interest income year over year is primarily due to higher average cash and cash equivalent balances in 2010.
Interest Expense. Interest expense primarily relates to borrowings under our financing facilities and capital lease obligation and imputed interest under our inventory financing facility. In 2009, we also accrued $2.0 million for interest expense related to our anticipated unclaimed property settlement under two state programs in 2010. In 2010, we reduced interest expense by $553,000 for a change in estimate of accrued interest upon settlement with these two states. Imputed interest under our inventory financing facility was $2.1 million and $1.8 million for the years ended December 31, 2010 and 2009, respectively. After giving effect to these items, the remaining decrease in interest expense for the year ended December 31, 2010 compared to the year ended December 31, 2009 is due primarily to decreases in the weighted average borrowings outstanding as we have used excess cash to pay down debt.
Net Foreign Currency Exchange Gains/Losses. These gains/losses result from foreign currency transactions, including the period-end remeasurement of intercompany balances that are not considered long-term in nature. The change from a net foreign currency exchange gain in the prior year to a loss in the current year is due primarily to more volatility in the applicable exchange rates, particularly in our APAC segment.
Other Expense, Net. Other expense, net, consists primarily of bank fees associated with our cash management activities.
Income Tax Expense. Our effective tax rate from continuing operations for the year ended December 31, 2010 was 34.5% compared to 26.3% for the year ended December 31, 2009. The effective tax rates in both years were less than the federal statutory rate of 35.0% primarily due to the recapitalization of a foreign subsidiary during the fourth quarter of each year. Further, our 2009 effective tax rate was also reduced by the true-up of certain foreign deferred tax assets. See Note 10 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of income tax expense.

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

Net sales in North America decreased $521.8 million or 16% for the year ended December 31, 2009 compared to the year ended December 31, 2008, reflecting the effects of the challenging economic climate during 2009. Hardware and software net sales in North America for the year ended December 31, 2009 decreased 21% and 13%, respectively, while net sales from services increased 26% year over year. The decline in software sales year over year primarily relates to program changes with our largest software partner. The increase in services net sales is primarily due to several large professional services engagements during the year ended December 31, 2009, particularly a large professional services engagement that spanned the last three quarters of 2009. During 2009, we continued to increase the mix of services as a percentage of our net sales, which increased from 6% of net sales to 8% of net sales year over year.
Net sales in EMEA decreased $157.6 million or 12% for the year ended December 31, 2009 compared to the year ended December 31, 2008. Excluding the effects of foreign currency movements, net sales in EMEA decreased only $24.7 million or 2% year over year. In U.S. dollars, the negative year over year comparison resulted from a 16% decline in hardware net sales and a 10% decline in software net sales, partially offset by an increase in services, which grew 16% year over year. These results reflect the challenging global IT demand environment as well as the previously announced changes in programs with our largest software partner. The year over year improvement in sales of services primarily resulted from the contribution of MINX, acquired in July 2008.
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
EMEA’s gross profit decreased for the year ended December 31, 2009 by $31.6 million or 17% compared to the year ended December 31, 2008. Excluding the effects of foreign currency movements, gross profit was down $11.8 million or 7% compared to the prior year. As a percentage of net sales, gross profit decreased by 80 basis points from 2008 to 2009 due primarily to decreases in product margin, which includes partner funding, of 46 basis points, a decrease in supplier discounts of 17 basis points and a decrease in agency fees for enterprise software agreement renewals of 11 basis points. These results reflect a change in client mix, which during 2009 included more public sector sales at lower margins, and the effects of partner program changes.
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

North America’s selling and administrative expenses decreased $45.3 million or 12% for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease in selling and administrative expenses is primarily attributable to the realization of the effects of cost reduction initiatives we implemented during 2009, and, to a lesser extent, the effect of lower variable costs. Salaries, sales incentives and benefits accounted for approximately $40.9 million of the decrease, with an additional $5.1 million decline in travel and entertainment and a $3.3 million decline in marketing expenses.

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
•
Non-cash stock-based compensation expense of $4.1 million associated with the termination of the long-term incentive award for our former Chief Executive Officer and the former President of our North America operating segment discussed in Note 11 to our Consolidated Financial Statements in Part II, Item 8 of this report; and

•
An increase in bad debt expense of $3.0 million primarily associated with the specific identification of a single significant account for which we determined during the fourth quarter of 2009 that collection was doubtful. This amount was subsequently recovered in 2010.

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
Goodwill Impairment. During the year ended December 31, 2008, we recorded goodwill impairment charges of $397.2 million. See Note 3 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of goodwill.
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
Interest Expense. Interest expense primarily relates to borrowings under our financing facilities and capital lease obligation and imputed interest under our inventory financing facility. In 2009, we also accrued $2.0 million for interest expense related to our anticipated unclaimed property settlement under two state programs in 2010. Imputed interest was $1.8 million for the year ended December 31, 2009. The decrease in interest expense for the year ended December 31, 2009 compared to the year ended December 31, 2008 is due primarily to lower interest rates and decreases in the weighted average borrowings outstanding as we were successful in our cash management initiatives and used excess cash to pay down our debt balances.

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
Income Tax Expense. Our income tax expense from continuing operations for the year ended December 31, 2009 was $11.0 million compared to an income tax benefit from continuing operations of $86.3 million for the year ended December 31, 2008. The change from a benefit in 2008 to expense in 2009 was primarily the result of the impairment charge related to deductible goodwill during 2008. In addition, our 2009 effective tax rate of 26.3% was less than the federal statutory rate of 35.0% primarily due to the recapitalization of one of our foreign subsidiaries and the true-up of certain foreign tax assets. See Note 10 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of income tax expense.
Liquidity and Capital Resources
The following table sets forth for the periods presented certain consolidated cash flow information for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands):

	2010	2009	2008
Net cash provided by operating activities	$98,181	$122,674	$141,746
Net cash used in investing activities	(23,095)	(36,420)	(153,813)
Net cash (used in) provided by financing activities	(17,894)	(70,269)	12,904
Foreign currency exchange effect on cash flow	(1,495)	2,906	(8,380)

Increase (decrease) in cash and cash equivalents	55,697	18,891	(7,543)
Cash and cash equivalents at beginning of year	68,066	49,175	56,718

Cash and cash equivalents at end of year	$123,763	$68,066	$49,175

Cash and Cash Flow
Our primary uses of cash during 2010 were to fund working capital requirements and capital expenditures and to pay down debt. Operating activities provided $98.2 million in cash, a 20% decrease from the year ended December 31, 2009. We made cash payments of $25.8 million during 2010 as part of our previously announced program of compliance with state unclaimed property laws. Our operating cash flows and net borrowings under our inventory financing facility, which is included in accounts payable, of $40.8 million enabled us to reduce our long-term debt under our revolving credit facilities by $57.0 million, while increasing cash and cash equivalent balances by $55.7 million since December 31, 2009. Capital expenditures were $18.0 million for the year, a 22% increase over 2009, due primarily to expenditures related to IT systems projects in EMEA and North America. Additionally, 2010 was burdened by a $1.5 million negative effect of foreign currency exchange rates on cash flow, while 2009 benefited from a $2.9 million positive effect of foreign currency exchange rates on cash flow.
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
Net cash provided by operating activities. Cash flows from operating activities for the year ended December 31, 2010 reflect our net earnings, adjusted for non-cash items such as depreciation, amortization, stock-based compensation expense, write-downs of inventories and deferred income taxes. Also contributing to the cash flows from operating activities were increases in accounts payable and deferred revenue. The increase in accounts payable reflects increased costs of goods sold associated with the increase in net sales in 2010 compared to the prior year. These increases in operating cash flows were partially offset by increases in accounts receivable, inventories and other current assets and decreases in accrued expenses and other liabilities. The increase in accounts receivable also reflects increased net sales in 2010 compared to the prior year. The increase in inventories in 2010 is primarily attributable to client specific inventory purchased in North America late in 2010 as a result of new client engagements and overall higher demand for hardware. The decrease in accrued expenses and other liabilities in 2010 was primarily due to payments made to settle certain state unclaimed property liabilities and to reduce income taxes payable.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Cash flows from operating activities for the year ended December 31, 2009 reflect our net earnings, adjusted for depreciation, amortization, non-cash stock-based compensation expense, write-downs of inventories, the provision for losses on accounts receivable, the non-cash gain from the Direct Alliance arbitrated claim and deferred income taxes. Also contributing to the cash flows from operating activities in 2009 were increases in deferred revenue and decreases in accounts receivable. The decrease in accounts receivable in 2009 reflects the decrease in net sales compared to the prior year as well as our focus on cash management. These increases in operating cash flows in 2009 were partially offset by decreases in accounts payable in the normal course of business.
Cash flows from operating activities for the year ended December 31, 2008 resulted primarily from our net loss before the non-cash goodwill impairment charge, including the resulting increase in deferred tax assets associated with the goodwill impairment charge, and before depreciation and amortization. Also contributing to the cash flows from operating activities in 2008 were decreases in accounts receivable and other current assets, partially offset by decreases in accounts payable in the normal course of business.
Our consolidated cash flow operating metrics as of December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	78	78	79
Days inventory outstanding (excluding inventories not available for sale) (b)	9	8	10
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(69)	(63)	(62)

Cash conversion cycle (days) (d)	18	23	27

(a)	Calculated as the balance of accounts receivable, net at the end of the period divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 92 days.

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

(d)	Calculated as DSOs plus days inventory outstanding, less DPOs.
Our cash conversion cycle improved to 18 days in the fourth quarter ended December 31, 2010, decreasing five days from 23 days in the fourth quarter ended December 31, 2009. These results were primarily due to the expanded use of our inventory financing facility, which contributed to an increase in DPOs during the fourth quarter of 2010 of six days, partially offset by an increase in days inventory outstanding resulting from increased investment in inventory to support specific client engagements.
Our cash conversion cycle was 23 days in the fourth quarter ended December 31, 2009, decreasing four days from 27 days in the fourth quarter ended December 31, 2008. DSOs decreased slightly for the quarter ended December 31, 2009 compared to the quarter ended December 31, 2008. In North America, reductions in past due accounts receivable balances as a percent of total accounts receivable were offset by the effects of a higher percentage of accounts receivable subject to longer payment terms, resulting in fairly flat performance. These results were offset by a reduction in DSOs in our EMEA and APAC segments due primarily to the timing of sales and collections occurring earlier in the quarter compared to the prior year period. Days inventory outstanding decreased from 2008 to 2009 as we realized the benefits of our focus in 2009 on improving our purchasing efficiency. DPOs increased slightly during the fourth quarter of 2009 reflecting the expanded use of our inventory financing facility in the 2009 quarter compared to the same quarter in 2008.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms granted to our clients in order to take advantage of supplier discounts. We intend to use cash generated in 2011 in excess of working capital needs to pay down our outstanding debt balances and support our capital expenditures for the year.
Net cash used in investing activities. Capital expenditures of $18.0 million, $14.7 million and $26.6 million for the years ended December 31, 2010, 2009 and 2008, respectively, primarily related to investments to upgrade our IT systems. Capital expenditures during 2009 primarily related to expenditures to upgrade our IT systems in EMEA. We expect total capital expenditures in 2011 to be between $20.0 million and $25.0 million, primarily for the integration of our IT systems in North America onto a single platform over the next two years, the IT systems upgrade in our EMEA operations and other facility and technology related maintenance and upgrade projects.
During the years ended December 31, 2010 and 2009, we made payments totaling $5.1 million and $21.7 million, respectively, to the former owners of Calence for additional purchase price consideration and the related accrued interest thereon as a result of Calence achieving certain performance targets during 2010, 2009 and 2008. During the year ended December 31, 2008, we made a payment of $900,000 to resolve certain post-closing contingencies related to the sale of a discontinued operation.
Net cash (used in) provided by financing activities. During the year ended December 31, 2010, we made net repayments on our debt facilities that reduced our outstanding debt balances under our revolving credit facility by $57.0 million and had net borrowings under our inventory financing facility, which is included in accounts payable, of $40.8 million. During the year ended December 31, 2009, we made net repayments on our debt facilities that reduced our outstanding debt balances under our revolving credit facility by $81.0 million. As of December 31, 2010, the only current portion of our long-term debt relates to our capital lease obligation for certain IT equipment. During the year ended December 31, 2009, we had net borrowings under our inventory financing facility of $13.4 million. During the year ended December 31, 2008, we increased our outstanding debt by $25.8 million and subsequent to the acquisition of Calence on April 1, 2008, had a net increase in our obligations under our new inventory financing facility of $48.9 million. These positive cash flows in 2008 were partially offset by the funding of $50.0 million of repurchases of our common stock and the repayment of $11.0 million of debt assumed in the acquisitions of Calence and MINX during 2008.
As of December 31, 2010, our long-term debt balance consisted of $90.0 million outstanding under our $300.0 million senior revolving credit facility and a $2.6 million capital lease obligation. Our objective is to pay our debt balances down while retaining adequate cash balances to meet overall business objectives.
On July 1, 2010, we entered into an amendment to our accounts receivable securitization financing facility (the “ABS facility”), which amends certain provisions of the ABS facility to improve availability in the Borrowing Base, as defined in the ABS facility, but did not change the $150,000,000 maximum borrowing capacity. Specifically, the amendment (i) excludes from the Borrowing Base receivables of a specified obligor that had a negative impact on availability under the facility, (ii) creates a basket to allow up to 10% of gross receivables with terms between 60 and 90 days to be eligible for borrowing, and (iii) increases to 35% from 25% the threshold above which the total amount of a particular obligor’s receivables are treated as ineligible if the percentage of such obligor’s receivables that are more than 60 days past due exceeds such threshold. In addition, the amendment extends the maturity date of the ABS facility to April 1, 2013, and decreases the variable interest rate by approximately 80 basis points for funds provided under the ABS facility, calculated as the specified Pooled Commercial Paper Rate, as defined in the ABS facility, plus a fixed 1.45% margin (the “CP Margin”). However, beginning on July 1, 2012 (the “Reset Date”), the CP Margin may increase (but in no event exceed 1.50%) based on percentage changes in high yield spreads comparing average index rates for the calendar month prior to the Reset Date against average index rates for the corresponding calendar month in the previous year. Finally, the amendment provides that, under certain circumstances, the Company may be required to obtain a public rating of the ABS facility from one or more credit rating agencies of at least “A” or its equivalent. Failure by the Company to obtain such rating would result in an Amortization Event under the ABS facility. While the ABS facility has a stated maximum amount, the actual availability under the facility is limited by the quantity and quality of the underlying accounts receivable. As of December 31, 2010, the full $150,000,000 was available.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our senior revolving credit facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings plus (i) interest expense, less non-cash imputed interest on our inventory financing facility, (ii) income tax expense, (iii) depreciation and amortization and (iv) non-cash stock-based compensation (referred to herein as “adjusted earnings”). The maximum leverage ratio permitted under the agreements is 2.50 times effective October 1, 2010 through April 1, 2013. As a result of this limitation, of the $450,000,000 of aggregate maximum debt capacity available under our senior revolving credit facility and our ABS facility, the Company’s debt balance that could have been outstanding as of December 31, 2010 was limited to $414,138,000 based on 2.50 times the Company’s trailing twelve-month adjusted earnings. The maximum leverage, minimum fixed charge and asset coverage ratio financial covenant requirements under the ABS facility were not modified as part of the July 1, 2010 amendment to the ABS facility.
We anticipate that cash flows from operations, together with the funds available under our financing facilities will be adequate to support our presently anticipated cash and working capital requirements for operations over the next 12 months.
Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the U.S. For foreign entities not treated as branches for U.S. tax purposes, we do not provide for U.S. income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. As of December 31, 2010, we had approximately $109.9 million in cash and cash equivalents in certain of our foreign subsidiaries where we consider undistributed earnings for these foreign subsidiaries to be permanently reinvested. We used our excess cash balances in the U.S. to pay down debt as of December 31, 2010. As of December 31, 2010, the majority of our foreign cash resides in the Netherlands, the United Kingdom and Australia. Certain of these cash balances could and will be remitted to the U.S. by paying down intercompany payables generated in the ordinary course of business. This repayment would not change our policy to indefinitely reinvest earnings of its foreign subsidiaries. The undistributed earnings of foreign subsidiaries that are deemed to be indefinitely invested outside of the U.S. were approximately $28.6 million at December 31, 2010, compared to $24.3 million at the end of 2009. We intend to use undistributed earnings for general business purposes in the foreign jurisdictions as well as to fund our EMEA IT systems, various facility upgrades and the expansion of our sales of hardware and services, in addition to software, to clients in EMEA countries.
On November 13, 2007, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock through September 30, 2008. During the year ended December 31, 2008 (and prior to September 30, 2008), we purchased 3.5 million shares of our common stock on the open market at an average price of $14.31 per share, which represented the full amount authorized under the repurchase program. All shares repurchased were retired.
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

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Contractual Obligations
At December 31, 2010, our contractual obligations for continuing operations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than 5
	Total	1 Year	Years	Years	Years
Long-term debt (a)	$90,000	$—	$90,000	$—	$—
Capital lease obligations	2,684	1,039	1,645	—	—
Inventory financing facility (b)	135,112	135,112	—	—	—
Operating lease obligations	51,782	13,186	18,056	13,103	7,437
Severance and restructuring obligations (c)	2,854	2,854	—	—	—
Other contractual obligations (d)	22,692	6,297	9,757	3,638	3,000

Total	$305,124	$158,488	$119,458	$16,741	$10,437

(a)
Reflects the $90.0 million outstanding at December 31, 2010 under our senior revolving credit facility as due in April 2013, the date at which the facility matures. See further discussion in Note 6 to the Consolidated Financial Statements in Part II, Item 8 of this report.

(b)
See further discussion in Note 6 to the Consolidated Financial Statements in Part II, Item 8 of this report. As of December 31, 2010, this amount was included in accounts payable related to this facility and has been included in our contractual obligations table above as being due within the 30- to 60-day stated vendor terms.

(c)
As a result of approved severance and restructuring plans, we expect future cash expenditures related to employee termination benefits and facilities based costs. See further discussion in Note 9 to the Consolidated Financial Statements in Part II, Item 8 of this report.

(d)	The table above includes:
I.
Estimated interest payments of $1.9 million in each of the next two years and $473,000 in the first three months of 2013, based on the current debt balance of $90.0 million at December 31, 2010 under the senior revolving credit facility, multiplied by the weighted average interest rate for the year ended December 31, 2010 of 2.1% per annum.

II.
Amounts totaling $5.9 million over the next three years to the Valley of the Sun Bowl Foundation for sponsorship of the Insight Bowl and $5.7 million over the next five years for advertising and marketing events with the Arizona Cardinals at the University of Phoenix stadium. See further discussion in Note 16 to the Consolidated Financial Statements in Part II, Item 8 of this report.

III.	We estimate that we will owe $6.8 million in future years in connection with the obligations to perform asset-retirement activities that are conditional on a future event.
The table above excludes $6.0 million of unrecognized tax benefits as we are unable to reasonably estimate the ultimate amount or timing of settlement. See further discussion in Note 10 to the Consolidated Financial Statements in Part II, Item 8 of this report.
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
We do not believe that the effect of reasonably possible near-term changes in interest rates will be material to our financial position, results of operations and cash flows. Our financing facilities expose net earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. We had $90.0 million outstanding under our senior revolving credit facility and no amounts outstanding under our accounts receivable securitization financing facility at December 31, 2010. The interest rates attributable to the borrowings under out senior revolving credit facility and the accounts receivable securitization financing facility were 1.26% and 1.76%, respectively, per annum at December 31, 2010. The change in annual net earnings from continuing operations, pretax, resulting from a hypothetical 10% increase or decrease in the highest applicable interest rate would approximate $158,000.
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
The Company generally enters into forward contracts with maturities of three months or less. The derivatives entered into during 2010 were not designated as hedges. The following derivative contracts were entered into during the year ended December 31, 2010, and remained open and outstanding at December 31, 2010. All U.S. dollar and foreign currency amounts (British Pounds and Canadian Dollars) are presented in thousands.

	Buy	Buy
Foreign Currency	GBP	CAD
Foreign Amount	6,424	10,000
Exchange Rate	1.5566	1.0029
USD Equivalent	$10,000	$9,971
Maturity Date	January 7, 2011	January 6, 2011
The Company does not enter into derivative contracts for speculative or trading purposes. The fair value of all forward contracts at December 31, 2010 was a net liability of $63,000.

INSIGHT ENTERPRISES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item 8.	Financial Statements and Supplementary Data

Page

Reports of Independent Registered Public Accounting Firm	42

Consolidated Balance Sheets — December 31, 2010 and 2009	44

Consolidated Statements of Operations — For each of the years in the three-year period ended December 31, 2010	45

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) — For each of the years in the three-year period ended December 31, 2010	46

Consolidated Statements of Cash Flows — For each of the years in the three-year period ended December 31, 2010	47

Notes to Consolidated Financial Statements	48

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Insight Enterprises, Inc.:
We have audited the accompanying consolidated balance sheets of Insight Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insight Enterprises, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Insight Enterprises, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Phoenix, Arizona
February 23, 2011

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Insight Enterprises, Inc.:
We have audited Insight Enterprises, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Insight Enterprises, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A (a), Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Insight Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Insight Enterprises, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 23, 2011 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Phoenix, Arizona
February 23, 2011

INSIGHT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$123,763	$68,066
Accounts receivable, net	1,135,951	998,770
Inventories	106,734	77,694
Inventories not available for sale	50,677	47,722
Deferred income taxes	23,283	35,750
Other current assets	49,289	32,318

Total current assets	1,489,697	1,260,320

Property and equipment, net	141,399	150,103
Goodwill	16,474	15,829
Intangible assets, net	69,081	82,483
Deferred income taxes	73,796	78,489
Other assets	12,836	16,097

	$1,803,283	$1,603,321

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$881,688	$695,549
Accrued expenses and other current liabilities	187,457	212,276
Current portion of long-term debt	997	875
Deferred revenue	67,373	54,135

Total current liabilities	1,137,515	962,835

Long-term debt	91,619	149,349
Deferred income taxes	5,011	3,054
Other liabilities	24,167	20,509

	1,258,312	1,135,747

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 46,325 and 45,956 shares issued and outstanding in 2010 and 2009, respectively	463	460
Additional paid-in capital	377,277	372,021
Retained earnings	149,349	73,864
Accumulated other comprehensive income — foreign currency translation adjustments	17,882	21,229

Total stockholders’ equity	544,971	467,574

	$1,803,283	$1,603,321

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008
Net sales	$4,809,930	$4,136,905	$4,825,489
Costs of goods sold	4,163,833	3,568,291	4,161,906

Gross profit	646,097	568,614	663,583
Operating expenses:
Selling and administrative expenses	519,065	502,102	561,987
Goodwill impairment	—	—	397,247
Severance and restructuring expenses	2,956	13,608	8,595

Earnings (loss) from operations	124,076	52,904	(304,246)
Non-operating (income) expense:
Interest income	(714)	(424)	(2,387)
Interest expense	7,677	10,790	13,479
Net foreign currency exchange loss (gain)	522	(328)	9,629
Other expense, net	1,417	1,123	1,107

Earnings (loss) from continuing operations before income taxes	115,174	41,743	(326,074)
Income tax expense (benefit)	39,689	10,970	(86,347)

Net earnings (loss) from continuing operations	75,485	30,773	(239,727)
Earnings from a discontinued operation, net of taxes of $1,659	—	2,801	—

Net earnings (loss)	$75,485	$33,574	$(239,727)

Net earnings (loss) per share — Basic:
Net earnings (loss) from continuing operations	$1.63	$0.67	$(5.15)
Net earnings from a discontinued operation	—	0.06	—

Net earnings (loss) per share	$1.63	$0.73	$(5.15)

Net earnings (loss) per share — Diluted:
Net earnings (loss) from continuing operations	$1.61	$0.67	$(5.15)
Net earnings from a discontinued operation	—	0.06	—

Net earnings (loss) per share	$1.61	$0.73	$(5.15)

Shares used in per share calculations:
Basic	46,218	45,838	46,573

Diluted	46,812	46,271	46,573

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Income	Earnings	Equity
Balances at December 31, 2007	48,458	$485	—	$—	$391,380	$47,760	$302,113	$741,738
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	631	6	—	—	2,905	—	—	2,911
Stock-based compensation expense	—	—	—	—	7,985	—	—	7,985
Tax shortfall from stock-based compensation	—	—	—	—	(2,737)	—	—	(2,737)
Repurchase of treasury stock	—	—	(3,494)	(50,000)	—	—	—	(50,000)
Retirement of treasury stock	(3,494)	(35)	3,494	50,000	(27,869)	—	(22,096)	—
Comprehensive loss:
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(38,202)	—	(38,202)
Net loss	—	—	—	—	—	—	(239,727)	(239,727)

Total comprehensive loss								(277,929)

Balances at December 31, 2008	45,595	456	—	—	371,664	9,558	40,290	421,968
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	361	4	—	—	(695)	—	—	(691)
Stock-based compensation expense	—	—	—	—	7,764	—	—	7,764
Tax shortfall from stock-based compensation	—	—	—	—	(6,712)	—	—	(6,712)
Comprehensive income:
Foreign currency translation adjustment, net of tax	—	—	—	—	—	11,671	—	11,671
Net earnings	—	—	—	—	—	—	33,574	33,574

Total comprehensive income								45,245

Balances at December 31, 2009	45,956	460	—	—	372,021	21,229	73,864	467,574
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	369	3	—	—	(1,384)	—	—	(1,381)
Stock-based compensation expense	—	—	—	—	6,957	—	—	6,957
Tax shortfall from stock-based compensation	—	—	—	—	(317)	—	—	(317)
Comprehensive income:
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(3,347)	—	(3,347)
Net earnings	—	—	—	—	—	—	75,485	75,485

Total comprehensive income								72,138

Balances at December 31, 2010	46,325	$463	—	$—	$377,277	$17,882	$149,349	$544,971

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net earnings (loss) from continuing operations	$75,485	$30,773	$(239,727)
Plus: net earnings from a discontinued operation	—	2,801	—

Net earnings (loss)	75,485	33,574	(239,727)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Goodwill impairment	—	—	397,247
Depreciation and amortization	38,013	41,163	41,239
Provision for losses on accounts receivable	1,626	7,377	3,452
Write-downs of inventories	6,825	7,444	7,614
Non-cash stock-based compensation	6,957	7,764	7,985
Non-cash gain from arbitrated claim, net of tax	—	(2,801)	—
Excess tax benefit from employee gains on stock-based compensation	(1,073)	—	(111)
Deferred income taxes	18,057	8,214	(108,088)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(153,905)	10,981	45,463
(Increase) decrease in inventories	(39,232)	1,813	(11,901)
(Increase) decrease in other current assets	(16,884)	1,461	9,632
Decrease in other assets	3,794	2,743	9,085
Increase (decrease) in accounts payable	157,556	(15,207)	(22,318)
Increase (decrease) in deferred revenue	15,284	16,806	(7,506)
(Decrease) increase in accrued expenses and other liabilities	(14,322)	1,342	9,680

Net cash provided by operating activities	98,181	122,674	141,746

Cash flows from investing activities:
Acquisition of Calence, net of cash acquired	(5,123)	(21,713)	(124,671)
Acquisition of MINX, net of cash acquired	—	—	(1,595)
Purchases of property and equipment	(17,972)	(14,707)	(26,647)
Other	—	—	(900)

Net cash used in investing activities	(23,095)	(36,420)	(153,813)

Cash flows from financing activities:
Borrowings on senior revolving credit facility	1,150,136	1,043,373	989,606
Repayments on senior revolving credit facility	(1,207,136)	(1,124,373)	(761,606)
Borrowings on accounts receivable securitization financing facility	65,000	165,000	466,874
Repayments on accounts receivable securitization financing facility	(65,000)	(165,000)	(612,874)
Repayments on term loan	—	—	(56,250)
Payments on capital lease obligation	(927)	(324)	—
Net borrowings under inventory financing facility	40,830	13,378	48,889
Repayments on debt assumed in Calence and MINX acquisitions	—	—	(10,978)
Payment of deferred financing fees	(490)	(1,632)	(3,779)
Proceeds from sales of common stock under employee stock plans	49	—	5,031
Excess tax benefit from employee gains on stock-based compensation	1,073	—	111
Payment of payroll taxes on stock-based compensation through shares withheld	(1,429)	(691)	(2,120)
Repurchases of common stock	—	—	(50,000)

Net cash (used in) provided by financing activities	(17,894)	(70,269)	12,904

Foreign currency exchange effect on cash flows	(1,495)	2,906	(8,380)

Increase (decrease) in cash and cash equivalents	55,697	18,891	(7,543)
Cash and cash equivalents at beginning of year	68,066	49,175	56,718

Cash and cash equivalents at end of year	$123,763	$68,066	$49,175

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$4,516	$5,207	$12,328

Cash paid during the year for income taxes	$11,584	$4,101	$34,420

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Operations and Summary of Significant Accounting Policies
Description of Business
We are a leading provider of information technology (“IT”) hardware, software and services to small, medium and large businesses and public sector clients in North America, Europe, the Middle East, Africa and Asia-Pacific. The Company is organized in the following three operating segments, which are primarily defined by their related geographies:

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
On April 1, 2008, we completed the acquisition of Calence, LLC (“Calence”), a United States-based independent technology service provider specializing in Cisco networking solutions, unified communications and managed services, for a cash purchase price of $125,000,000 plus working capital adjustments of $3,649,000. During the years ended December 31, 2010, 2009 and 2008, we recorded an additional $645,000, $15,829,000 and $10,362,000, respectively, of purchase price consideration and the related accrued interest thereon as a result of Calence achieving certain performance targets during the year. Such amounts were recorded as additional goodwill (see Note 3). We also assumed Calence’s existing debt totaling approximately $7,311,000, of which $7,100,000 was repaid by us at closing. The Calence acquisition was funded, in part, using borrowings under our senior revolving credit facility.
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
Inventories not available for sale relate to product sales transactions in which we are warehousing the product and will be deploying the product to clients’ designated locations subsequent to period-end. Additionally, we may perform services on a portion of the product prior to shipment to our clients and will be paid a fee for doing so. Although these product contracts are non-cancelable with customary credit terms beginning the date the inventories are segregated in our warehouse and invoiced to the client and the warranty periods begin on the date of invoice, these transactions do not meet the sales recognition criteria under GAAP. Therefore, we do not record sales and the inventories are classified as “inventories not available for sale” on our consolidated balance sheet until the product is delivered. If clients remit payment before we deliver product to them, we record the payments received as “deferred revenue” on our consolidated balance sheet until such time as the product is delivered.
Property and Equipment
We record property and equipment at cost. We capitalize major improvements and betterments, while maintenance, repairs and minor replacements are expensed as incurred. Depreciation or amortization is provided using the straight-line method over the following estimated economic lives of the assets:

Estimated Economic Life
Leasehold improvements	Shorter of underlying lease term or asset life
Furniture and fixtures	2 – 7 years
Equipment	3 – 5 years
Software	3 – 10 years
Buildings	29 years
Costs incurred to develop internal-use software during the application development stage, including capitalized interest, are recorded in property and equipment at cost. External direct costs of materials and services consumed in developing or obtaining internal-use computer software and payroll and payroll-related costs for teammates who are directly associated with and who devote time to internal-use computer software development projects, to the extent of the time spent directly on the project and specific to application development, are capitalized.
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
Trade Credits
Trade credit liabilities arise from aged unclaimed credit memos, duplicate payments, payments for returned product or overpayments made to us by our clients, and, to a lesser extent, from goods received by us from a supplier for which we were never invoiced. Trade credit liabilities are included in accrued expenses and other current liabilities in our consolidated balance sheet. We derecognize the liability if and only if it has been extinguished, upon either (1) our payment of the liability to relieve our obligation or (2) our legal release from the related obligation. During the years ended December 31, 2010 and 2009, $8,617,000 and $3,866,000, respectively, was recorded as a reduction of costs of goods sold as result of the negotiated settlement or other legal release of trade credits.
Self Insurance
We are self-insured in the U.S. for medical insurance up to certain annual stop-loss limits and workers’ compensation claims up to certain deductible limits. We establish reserves for claims, both reported and incurred but not reported, using currently available information as well as our historical claims experience. As of December 31, 2010, we have $700,000 on deposit with our claims administrator which acts as security for our future payment obligations under our workers’ compensation program.

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
Partner Funding
We receive payments and credits from partners, including consideration pursuant to volume sales incentive programs, volume purchase incentive programs and shared marketing expense programs. Partner funding received pursuant to volume sales incentive programs is recognized as it is earned as a reduction to costs of goods sold. Partner funding received pursuant to volume purchase incentive programs is allocated as a reduction to inventories based on the applicable incentives earned from each partner and is recorded in cost of goods sold as the inventory is sold. Partner funding received pursuant to shared marketing expense programs is recorded as it is earned as a reduction of the related selling and administrative expenses in the period the program takes place only if the consideration represents a reimbursement of specific, incremental, identifiable costs. Consideration that exceeds the specific, incremental, identifiable costs is classified as a reduction of costs of goods sold. The amount of partner funding recorded as a reduction of selling and administrative expenses totaled $23,826,000, $19,755,000 and $21,523,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Concentrations of Risk
Credit Risk
Although we are affected by the international economic climate, management does not believe material credit risk concentration existed at December 31, 2010. We monitor our clients’ financial condition and do not require collateral. No single client accounted for more than 3% of our consolidated net sales in 2010.
Supplier Risk
Purchases from Microsoft and Ingram Micro (a distributor) accounted for approximately 27% and 10%, respectively, of our aggregate purchases in 2010. No other partner accounted for more than 10% of purchases in 2010. Our top five partners as a group for 2010 were Microsoft, Ingram Micro, HP, Cisco and Tech Data (a distributor), and approximately 61% of our total purchases during 2010 came from this group of partners. Although brand names and individual products are important to our business, we believe that competitive sources of supply are available in substantially all of our product categories such that, with the exception of Microsoft, we are not dependent on any single partner for sourcing products.
Advertising Costs
Advertising costs are expensed as they are incurred. Advertising expense of $23,736,000, $21,751,000 and $26,447,000 was recorded for the years ended December 31, 2010, 2009 and 2008, respectively. These amounts were partially offset by partner funding earned pursuant to shared marketing expense programs recorded as a reduction of selling and administrative expenses, as discussed above.
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

	Years Ended December 31,
	2010	2009	2008
Numerator:
Net earnings (loss) from continuing operations	$75,485	$30,773	$(239,727)

Denominator:
Weighted-average shares used to compute basic EPS	46,218	45,838	46,573
Potential dilutive common shares due to dilutive stock options and restricted stock awards and units	594	433	—

Weighted-average shares used to compute diluted EPS	46,812	46,271	46,573

Net earnings (loss) from continuing operations per share:
Basic	$1.63	$0.67	$(5.15)

Diluted	$1.61	$0.67	$(5.15)

The following weighted-average outstanding stock options during the years ended December 31, 2010, 2009 and 2008 were not included in the diluted EPS calculations because the exercise prices of these options were greater than the average market price of our common stock during the respective periods (in thousands):

	Years Ended December 31,
	2010	2009	2008
Weighted-average outstanding stock options having no dilutive effect	343	1,554	—

No potential common shares were included in the diluted EPS computation for the year ended December 31, 2008 because of the net loss from continuing operations for the year, which would result in an antidilutive effect on the per share amount.
Recently Issued Accounting Standards
In September 2009, the FASB issued EITF Issue No. 08-1 “Revenue Arrangements with Multiple Deliverables.” EITF No. 08-1 amends ASC 605 “Revenue Recognition — Multiple-Element Arrangements,” previously EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” to eliminate the requirement that all undelivered elements have objective and reliable evidence of their fair value before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of objective and reliable evidence of the standalone selling price for one or more delivered or undelivered elements in a multiple element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are based on objective and reliable evidence or the entity’s estimated selling price. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of EITF 08-1. Additionally, the new guidance will require entities to disclose more information about their multiple element revenue arrangements. Adoption of this amendment to ASC 605 is required for revenue arrangements entered into or materially modified during the Company’s fiscal year beginning January 1, 2011. The adoption of this accounting guidance effective January 1, 2011 is not expected to have a material effect on our consolidated results of operations and related disclosures because we currently do not have any material instances in which we account for revenue from multiple element arrangements when vendor-specific objective evidence does not exist.
In September 2009, the FASB issued EITF Issue No. 09-3 “Certain Revenue Arrangements That Include Software Elements.” EITF 09-3 amends ASC 985 “Software,” previously AICPA Statement of Position No. 97-2, “Software Revenue Recognition” and its related interpretive guidance, to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. Adoption of this amendment to ASC 985 is also required for revenue arrangements entered into or materially modified during the Company’s fiscal year beginning January 1, 2011. The adoption of this accounting guidance effective January 1, 2011 is not expected to have any effect on our consolidated results of operations and related disclosures based on the nature of our revenue transactions.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(2) Property and Equipment
Property and equipment consist of the following (in thousands):

	December 31,
	2010	2009
Software	$125,222	$120,451
Buildings	73,055	72,874
Equipment	65,278	57,810
Furniture and fixtures	34,344	33,122
Leasehold improvements	19,595	19,082
Land	7,714	7,668

	325,208	311,007
Accumulated depreciation and amortization	(183,809)	(160,904)

Property and equipment, net	$141,399	$150,103

During 2010, we periodically assessed whether any indicators of impairment existed related to our property and equipment. No indicators of impairment were identified during 2010.
Depreciation and amortization expense related to property and equipment was $26,055,000, $28,734,000 and $27,371,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Depreciation and amortization expense in 2009 includes $1,252,000 of accelerated amortization associated with certain software licenses due to our decision to not utilize them in the future. Interest charges in the amount of $24,000, $9,000 and $121,000 were capitalized in connection with internal-use software development projects in the years ended December 31, 2010, 2009 and 2008, respectively.
(3) Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands):

	North America	EMEA	APAC	Consolidated
Balance at December 31, 2007	$220,331	$67,377	$16,865	$304,573
Goodwill recorded in connection with the acquisition of Calence	104,071	—	—	104,071
Goodwill recorded in connection with the acquisition of MINX	—	9,108	—	9,108
Impairment charge	(323,422)	(59,852)	(13,973)	(397,247)
Other adjustments	(980)	(16,633)	(2,892)	(20,505)

Balance at December 31, 2008	—	—	—	—
Goodwill recorded as additional purchase price consideration relating to Calence	15,829	—	—	15,829

Balance at December 31, 2009	15,829	—	—	15,829
Goodwill recorded as additional purchase price consideration relating to Calence	645	—	—	645

Balance at December 31, 2010	$16,474	$—	$—	$16,474

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
During the year ended December 31, 2009, we recorded $15,829,000 of additional purchase price consideration and the related accrued interest thereon as a result of Calence, acquired April 1, 2008, achieving certain performance targets during 2009. The additional goodwill was recorded as part of our North America reporting unit. In April and November 2009, cash payments of $12,834,000 and $8,879,000, respectively, were made to the former owners of Calence related to additional purchase price consideration and the related interest thereon earned in 2008 and 2009 prior to each scheduled payment date. Such amounts are reflected as an investing activity within our consolidated statements of cash flows.
During the year ended December 31, 2010, we recorded $645,000 of additional purchase price consideration and the related accrued interest thereon as a result of Calence achieving certain performance targets during the first quarter of 2010. The additional goodwill was recorded as part of our North America reporting unit. The final payment of $5,123,000 for additional purchase price consideration and the related accrued interest thereon was paid to the former owners of Calence on April 1, 2010.
During 2010, we periodically assessed whether any indicators of impairment existed which would require us to perform an interim impairment review. As of each interim period end during the year, we concluded that a triggering event had not occurred that would more likely than not reduce the fair value of our North America reporting unit (the only reporting unit with a goodwill balance at any period end) below its carrying value. We performed our annual test of goodwill for impairment during the fourth quarter of 2010. The results of the first step of the two-step goodwill impairment test indicated that the fair value of our North America reporting unit was in excess of the carrying value, and thus we did not perform step two of the impairment test.
(4) Intangible Assets
Intangible assets acquired in the acquisition of MINX, Calence and Software Spectrum consist of the following (in thousands):

	December 31,
	2010	2009
Customer relationships	$110,743	$112,295
Backlog	7,393	7,405
Acquired technology related assets	1,700	1,700
Non-compete agreements	—	270

	119,836	121,670
Accumulated amortization	(50,755)	(39,187)

Intangible assets, net	$69,081	$82,483

During 2010, we periodically assessed whether any indicators of impairment existed related to our intangible assets. As a result of the Company’s largest software partner informing resellers that it intends to change certain elements of its channel incentive programs effective in late 2011 that could adversely affect the Company’s results of operations, primarily beginning in 2012, we assessed the recoverability of our Software Spectrum acquired customer relationships intangible asset by comparing the projected undiscounted net cash flows associated with the related asset over its remaining life against its carrying amount. We concluded that the estimated fair value of our Software Spectrum acquired customer relationships intangible asset exceeded its carrying amount, and no impairment was indicated.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amortization expense recognized for the years ended December 31, 2010, 2009 and 2008 was $11,958,000, $12,429,000 and $13,868,000, respectively. The non-compete agreements were fully amortized in June 2010. Future amortization expense is estimated as follows (in thousands):

Years Ending December 31,	Amortization Expense
2011	$12,080
2012	11,863
2013	10,900
2014	10,900
2015	10,900
Thereafter	12,438

Total amortization expense	$69,081

(5) Accrued Expenses and Other Current Liabilities
Included in accrued expenses and other current liabilities as of December 31, 2010 and 2009 is $30,703,000 and $62,289,000, respectively, of trade credit liabilities.
Included in accrued expenses and other current liabilities as of December 31, 2010 and 2009 is an accrual for $74,223,000 and $62,760,000, respectively, of sales tax, value-added tax and other indirect taxes.
(6) Debt, Capital Lease Obligation and Inventory Financing Facility
Debt
Our long-term debt consists of the following (in thousands):

	December 31,
	2010	2009
Senior revolving credit facility	$90,000	$147,000
Accounts receivable securitization financing facility	—	—
Capital lease obligation	2,616	3,224

Total	92,616	150,224
Less: current portion of obligation under capital lease	(997)	(875)
Less: current portion of revolving credit facilities	—	—

Long-term debt	$91,619	$149,349

On April 1, 2008, we entered into a five-year $300,000,000 senior revolving credit facility. Amounts outstanding under the senior revolving credit facility bear interest, payable quarterly, at a floating rate equal to the prime rate or, at our option, a LIBOR rate plus a pre-determined spread of 0.75% to 1.75%. In addition, we pay a commitment fee on the unused portion of the facility of 0.175% to 0.35%. The weighted average interest rate on amounts outstanding under our senior revolving credit facility, including the commitment fee and origination costs incurred, was 2.1%, 2.6% and 4.8% during the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, $210,000,000 was available under the senior revolving credit facility. The senior revolving credit facility matures on April 1, 2013.
We have a $150,000,000 accounts receivable securitization financing facility (the “ABS facility”) pursuant to which we can sell receivables periodically to a special purpose accounts receivable and financing entity (the “SPE”), which is exclusively engaged in purchasing receivables from us. The SPE is a wholly-owned, bankruptcy-remote entity that we have included in our consolidated financial statements. The SPE funds its purchases by selling undivided interests in eligible trade accounts receivable to a multi-seller conduit administered by an independent financial institution. The SPE’s assets are available first and foremost to satisfy the claims of the creditors of the conduit. We maintain effective control over the receivables that are sold. Accordingly, the receivables remain recorded on our consolidated balance sheets. At December 31, 2010 and 2009, the SPE owned $616,339,000 and $525,178,000, respectively, of receivables recorded at fair value and included in our consolidated balance sheets. On July 1, 2010, we entered into an amendment to the ABS facility, which amends certain provisions of the ABS facility to improve availability in the Borrowing Base, as defined in the ABS facility, but did not change the $150,000,000 maximum borrowing capacity. Specifically, the amendment (i) excludes from the Borrowing Base receivables of a specified obligor that had a negative impact on availability under the facility, (ii) creates a basket to allow up to 10% of gross receivables with terms between 60 and 90 days to be eligible for borrowing, and

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(iii) increases to 35% from 25% the threshold above which the total amount of a particular obligor’s receivables are treated as ineligible if the percentage of such obligor’s receivables that are more than 60 days past due exceeds such threshold. In addition, the amendment extends the maturity date of the ABS facility, which was to have expired on July 23, 2010, to April 1, 2013, and decreases the variable interest rate by approximately 80 basis points for funds provided under the ABS facility, calculated as the specified Pooled Commercial Paper Rate, as defined in the ABS facility, plus a fixed 1.45% margin (the “CP Margin”). However, beginning on July 1, 2012 (the “Reset Date”), the CP Margin may increase (but in no event exceed 1.50%) based on percentage changes in high yield spreads comparing average index rates for the calendar month prior to the Reset Date against average index rates for the corresponding calendar month in the previous year. Finally, the amendment provides that, under certain circumstances, the Company may be required to obtain a public rating of the ABS facility from one or more credit rating agencies of at least “A” or its equivalent. Failure by the Company to obtain such rating would result in an Amortization Event under the ABS facility. While the ABS facility has a stated maximum amount, the Company’s ability to borrow up to the full $150,000,000 under the ABS facility is based on formulae relating to the amount and quality of the Company’s accounts receivable in the United States. Total availability under our ABS facility at December 31, 2010 was $150,000,000.
No amounts are outstanding under the ABS facility at December 31, 2010 or 2009. Interest is payable monthly, and the interest rate which would have been applicable at December 31, 2010 had there been outstanding balances was 1.8% per annum. In addition, we pay a commitment fee on the unused portion of the facility of 0.75%, which was reduced from 1.15% as part of the July 1, 2010 amendment. During the year ended December 31, 2010, due to availability under our other debt and financing facilities, weighted average borrowings under our ABS facility decreased to $1,671,000. Interest expense associated with the ABS facility was $2,139,000 in 2010, including the commitment fee and amortization to interest expense of deferred financing fees capitalized in conjunction with amendments to the ABS facility. During the years ended December 31, 2009 and 2008, our weighted average interest rate per annum and weighted average borrowings under the facility were 8.5% and $27,449,000 and 4.30% and $128,420,000, respectively.
Capital Lease Obligation
In July 2009, we entered into a four-year lease for certain IT equipment. We amended this lease in November 2009 and again in July 2010 to include additional IT equipment to be used in the same manner as the initial lease. The July 2010 amendment added $319,000 to the value of the equipment held under the capitalized lease. These obligations under the capitalized lease are included in long-term debt in our consolidated balance sheets as of December 31, 2010 and 2009. The current and long-term portions of the obligation are included in the table above. The capital lease was a non-cash transaction and, accordingly, is not reflected in our consolidated statements of cash flows for the years ended December 31, 2010 or 2009.
The value of the equipment held under the capitalized lease, $3,867,000, is included in property and equipment. These capital lease assets are amortized on a straight-line basis over the lease term. The related amortization expense is included in selling and administrative expenses in our consolidated statements of operations for the years ended December 31, 2010 and 2009. As of December 31, 2010 and 2009, accumulated amortization on the capital lease assets was $1,283,000 and $333,000, respectively.
Future minimum payments under the capitalized lease consist of the following as of December 31, 2010 (in thousands):

Years Ending December 31,
2011	$1,039
2012	1,039
2013	606

Total minimum lease payments	2,684
Less amount representing interest	(68)

Present value of minimum lease payments	$2,616

Inventory Financing Facility
On April 26, 2010, we entered into an amendment to our inventory financing facility to increase the aggregate availability for vendor purchases under the facility from $90,000,000 to $100,000,000. On August 12, 2010, we entered into a second amendment to the facility to further increase the aggregate availability for vendor purchases under the facility from $100,000,000 to $150,000,000. The facility matures on April 1, 2013 but may be cancelled with 90 days notice. Additionally, the facility may be renewed under certain circumstances described in the agreement for successive twelve month periods. Interest does not accrue on accounts payable under this facility provided the accounts payable are paid within stated vendor terms (ranging from 30 to 60 days). We impute interest

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
on the average daily balance outstanding during these stated vendor terms based on our blended incremental borrowing rate during the period under our senior revolving credit facility and our ABS facility. Imputed interest of $2,112,000 and $1,798,000 was recorded in 2010 and 2009, respectively. If balances are not paid within stated vendor terms, they will accrue interest at prime plus 1.25%. The facility is guaranteed by the Company and each of its material domestic subsidiaries and is secured by a lien on substantially all of the Company’s domestic assets that is of equal priority to the liens securing borrowings under our senior revolving credit facility. As of December 31, 2010 and 2009, $135,112,000 and $94,282,000, respectively, was included in accounts payable related to this facility. Although the $90,000,000 maximum was exceeded as of December 31, 2009, it was non-interest bearing, was paid down below the $90,000,000 maximum on January 4, 2010 and had no effect on our debt covenant compliance.
Covenants
Our financing facilities contain various covenants customary for transactions of this type, including the requirement that we comply with maximum leverage, minimum fixed charge and minimum asset coverage ratio requirements and meet weekly, monthly, quarterly and annual reporting requirements. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified period of time. At December 31, 2010, we were in compliance with all such covenants.
Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our senior revolving credit facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings (loss) plus (i) interest expense, less non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization and (iv) non-cash stock-based compensation (referred to herein as “adjusted earnings”). The maximum leverage ratio permitted under the agreements was 2.50 times as of December 31, 2010. A significant drop in adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter, to a level that would be below the Company’s consolidated maximum debt capacity. As a result of this limitation, of the $450,000,000 of aggregate maximum debt capacity available under our senior revolving credit facility and our ABS facility, the Company’s debt balance that could have been outstanding as of December 31, 2010 was limited to $414,138,000 based on 2.50 times the Company’s trailing twelve-month adjusted earnings.
(7) Market Risk Management
Interest Rate Risk
We have interest rate exposure arising from our financing facilities, which have variable interest rates. These variable interest rates are affected by changes in short-term interest rates. We currently do not hedge our interest rate exposure.
We do not believe that the effect of reasonably possible near-term changes in interest rates will be material to our financial position, results of operations and cash flows. Our financing facilities expose net earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. We had $90,000,000 outstanding under our senior revolving credit facility and no amounts outstanding under our ABS facility at December 31, 2010. The interest rates attributable to the borrowings under our senior revolving credit facility and the ABS facility were 1.3% and 1.8%, respectively, per annum at December 31, 2010. The change in annual net earnings from continuing operations, pretax, resulting from a hypothetical 10% increase or decrease in the highest applicable interest rate would approximate $158,000.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The Company generally enters into forward contracts with maturities of three months or less. The derivatives entered into during 2010 were not designated as hedges. The following derivative contracts were entered into during the year ended December 31, 2010, and remained open and outstanding at December 31, 2010. All U.S. dollar and foreign currency amounts (British Pounds and Canadian Dollars) are presented in thousands.

	Buy	Buy
Foreign Currency	GBP	CAD
Foreign Amount	6,424	10,000
Exchange Rate	1.5566	1.0029
USD Equivalent	$10,000	$9,971
Maturity Date	January 7, 2011	January 6, 2011
The Company does not enter into derivative contracts for speculative or trading purposes. The fair value of all forward contracts at December 31, 2010 was a net liability of $63,000.
(8) Leases
We have several non-cancelable operating leases with third parties, primarily for administrative and distribution center space and computer equipment. Our facilities leases generally provide for periodic rent increases and many contain escalation clauses and renewal options. We recognize rent expense on a straight-line basis over the lease term. Rental expense for these third-party operating leases was $15,643,000, $15,561,000 and $16,132,000 for the years ended December 31, 2010, 2009 and 2008, respectively, and is included in selling and administrative expenses in our consolidated statements of operations.
Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2010 are as follows (in thousands):

Years Ending December 31,
2011	$13,186
2012	9,690
2013	8,366
2014	7,258
2015	5,845
Thereafter	7,437

Total minimum lease payments	$51,782

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(9) Severance, Restructuring and Acquisition Integration Activities
Severance Costs Expensed in 2010
During the year ended December 31, 2010, North America and EMEA recorded severance expense totaling $2,003,000 and $1,476,000, respectively, relating to 2010 restructuring actions. The North America charge was part of the roll-out of our new sales engagement model and plans to add new leadership in key areas, and the EMEA charge was associated with the severance for the elimination of certain positions based on a re-alignment of roles and responsibilities. The following table details the 2010 activity and the outstanding obligation related to the 2010 severance actions as of December 31, 2010 (in thousands):

	North America	EMEA	Consolidated
Severance costs	$2,003	$1,476	$3,479
Foreign currency translation adjustments	—	19	19
Cash payments	(837)	(920)	(1,757)

Balance at December 31, 2010	$1,166	$575	$1,741

All remaining outstanding obligations are expected to be paid during 2011 and are therefore included in accrued expenses and other current liabilities.
Severance Costs Expensed in 2009
During the year ended December 31, 2009, North America, EMEA and APAC recorded severance expense totaling $10,515,000, $3,784,000 and $302,000, respectively, related to the departure of our former President and Chief Executive Officer from the Company and ongoing restructuring efforts to reduce operating expenses. The following table details the changes in these liabilities during the year ended December 31, 2010 (in thousands):

	North America	EMEA	Consolidated
Balance at December 31, 2009	$38	$1,904	$1,942
Foreign currency translation adjustments	—	(166)	(166)
Adjustments	—	(453)	(453)
Cash payments	(38)	(867)	(905)

Balance at December 31, 2010	$—	$418	$418

In EMEA, adjustments totaling $453,000 were recorded as a reduction to severance and restructuring expense during the year ended December 31, 2010 and a reduction of the related severance accrual due to changes in estimates as cash payments were made. All remaining outstanding obligations are expected to be paid during 2011 and are therefore included in accrued expenses and other current liabilities.
Severance Costs Expensed for 2008 Resource Actions
During the year ended December 31, 2008, North America, EMEA and APAC recorded severance expense totaling $4,633,000, $3,923,000 and $39,000, respectively, related to ongoing restructuring efforts to reduce operating expenses related to support and management functions as well as certain sales functions. As of December 31, 2009, all severance costs recorded by APAC in connection with the 2008 resource actions had been paid. During the first quarter of 2010, final cash payments totaling $19,000 were made on the remaining accrued severance costs in North America and an adjustment of $70,000 was recorded as a reduction to severance and restructuring expense and the related severance accrual in EMEA due to changes in estimates. As of December 31, 2010, there were no outstanding severance obligations associated with the 2008 resource actions.
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
The following table details the changes in these liabilities during the year ended December 31, 2010 (in thousands):

EMEA
Balance at December 31, 2009	$1,358
Foreign currency translation adjustments	(79)
Adjustments	(105)
Cash payments	(479)

Balance at December 31, 2010	$695

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
All remaining outstanding obligations are expected to be paid during 2011 and are therefore included in accrued expenses and other current liabilities. In 2010 an adjustment of $105,000 was recorded as a reduction of selling and administrative expenses and the related severance accrual due to changes in estimates of the costs of the integration plan.
Restructuring Costs Expensed in 2005
During the year ended December 31, 2005, Insight UK moved into a new facility and recorded facilities-based restructuring costs of $7,458,000. The related leases expired in October 2009, and the remaining balance in the accrual as of January 1, 2010 of $77,000 (related to certain service charges) was settled during the year ended December 31, 2010, leaving no accrual remaining as of December 31, 2010.
(10) Income Taxes
The following table presents the U.S. and foreign components of earnings (loss) from continuing operations before income taxes and the related income tax expense (benefit) (in thousands):
Earnings (loss) from continuing operations before income taxes:

	Years Ended December 31,
	2010	2009	2008
U.S	$71,271	$14,644	$(282,554)
Foreign	43,903	27,099	(43,520)

	$115,174	$41,743	$(326,074)

Income tax expense (benefit) from continuing operations:

	Years Ended December 31,
	2010	2009	2008
Current:
U.S. Federal	$8,850	$(4,804)	$5,379
U.S. State and local	1,251	(237)	360
Foreign	11,531	8,876	14,674

	21,632	3,835	20,413

Deferred:
U.S. Federal	15,466	6,293	(97,126)
U.S. State and local	1,205	920	(10,254)
Foreign	1,386	(78)	620

	18,057	7,135	(106,760)

	$39,689	$10,970	$(86,347)

Income tax expense relating to a discontinued operation was $1,659,000 for the year ended December 31, 2009.
The following schedule reconciles the differences between the U.S. federal income taxes at the U.S. statutory rate to our income tax expense (benefit) (dollars in thousands):

	Years Ended December 31,
	2010	2009	2008
Expected expense (benefit) at U.S. Statutory rate of 35%	$40,311	$14,610	$(114,126)
Change resulting from:
State income tax expense (benefit), net of federal income tax benefit	2,386	960	(9,227)
Audits and adjustments, net	(173)	(267)	2,641
Change in valuation allowance	(392)	386	8,707
Foreign income taxed at different rates	(2,453)	(230)	460
Non-deductible goodwill impairment charges	—	—	25,785
Recapitalization of foreign subsidiary	(1,611)	(2,141)	—
True-up of foreign deferred tax assets	—	(1,224)	—
Non-deductible compensation	737	(302)	751
Other, net	884	(822)	(1,338)

Income tax expense (benefit)	$39,689	$10,970	$(86,347)

Effective tax rate	34.5%	26.3%	26.5%

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The total income tax expense in 2010 includes a net U.S. benefit of $1,611,000 related to the recapitalization of one of our foreign operations. The total income tax expense in 2009 includes the recognition of certain tax benefits, including a net U.S. tax benefit of $2,141,000 related to the recapitalization of one of our foreign operations, $1,544,000 related primarily to the true-up of foreign tax credits resulting from the filing of our 2008 U.S. federal tax return and the recognition of certain tax benefits resulting from the settlement of audits and a $1,224,000 tax benefit related to the true-up of certain foreign tax deferred items.
For foreign entities not treated as branches for U.S. tax purposes, we do not provide for U.S. income taxes on the undistributed earnings of these subsidiaries as these earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. The undistributed earnings of foreign subsidiaries that are deemed to be indefinitely invested outside of the U.S. were approximately $28,600,000 at December 31, 2010. It is not practicable to determine the unrecognized deferred tax liability on those earnings.
The significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Trade credits	$5,555	$17,854
Net operating loss carryforwards	11,704	13,347
Miscellaneous accruals	10,985	12,551
Stock-based compensation	2,864	3,212
Allowance for doubtful accounts and returns	5,965	7,352
Foreign tax credit carryforwards	9,116	10,182
Accrued vacation and other payroll liabilities	1,628	1,098
Write-downs of inventories	1,993	1,743
Depreciation allowance carryforwards	770	1,336
Amortization of goodwill and other intangibles	78,249	84,032

Gross deferred tax assets	128,829	152,707
Valuation allowance	(20,764)	(21,943)

Total deferred tax assets	108,065	130,764

Deferred tax liabilities:
Depreciation and amortization	(14,137)	(17,380)
Prepaid expenses	(522)	(538)
Other, net	(1,338)	(1,661)

Total deferred tax liabilities	(15,997)	(19,579)

Net deferred tax assets	$92,068	$111,185

The net current and non-current portions of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2010	2009
Net current deferred tax asset	$23,283	$35,750
Net non-current deferred tax asset	68,785	75,435

Net deferred tax asset	$92,068	$111,185

As of December 31, 2010, we have U.S. state net operating loss carryforwards (“NOLs”) of $1,586,000 that will expire between 2011 and 2030. We also have NOLs from various non-U.S. jurisdictions of $42,761,000. While the majority of the non-U.S. NOLs has no expiration date, $290,000 will fully expire in 2019.
On the basis of currently available information, we have provided valuation allowances for certain of our deferred tax assets where we believe it is more likely than not that the related tax benefits will not be realized. At December 31, 2010 and 2009, our valuation allowances totaled $20,764,000 and $21,943,000, respectively, representing certain U.S. state NOLs, non-U.S. NOLs, foreign depreciation allowances and foreign tax credits. In the future, if we determine that additional realization of all or part of these deferred tax assets is more likely than not, then the reversal of all or part of the related valuation allowance will reduce income tax expense. Changes that occur after acquisition date in deferred tax asset valuation allowances and income tax uncertainties resulting from a business combination will generally affect income tax expense.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The following table summarizes the change in the valuation allowance (in thousands):

	December 31,
	2010	2009
Valuation allowance at beginning of year	$21,943	$21,888
Decreases in income tax expense	(392)	(501)
Foreign currency translation adjustments	(787)	556

Valuation allowance at end of year	$20,764	$21,943

A net tax shortfall of $317,000, $6,712,000 and $2,737,000, respectively, related to the exercise of employee stock options and other employee stock programs was applied to stockholders’ equity during the years ended December 31, 2010, 2009 and 2008.
Various taxing jurisdictions are examining our tax returns for certain tax years. Although the outcome of tax audits cannot be predicted with certainty, management believes the ultimate resolution of these examinations will not result in a material adverse effect to our financial position or results of operations.
As of December 31, 2010 and 2009, we had approximately $6,013,000 and $5,923,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $425,000 and $330,000, respectively, relate to accrued interest. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, is as follows (in thousands):

Balance at December 31, 2009	$5,593
Additions for tax positions in prior periods	327
Additions for tax positions in current period	815
Subtractions due to foreign currency translation	(139)
Subtractions due to audit settlements	(1,008)

Balance at December 31, 2010	$5,588

Our policy is to classify interest and penalties relating to uncertain tax positions as a component of income tax expense (benefit) in our consolidated statements of operations.
As of December 31, 2010, if recognized, $5,431,000 of the total liability associated with uncertain tax positions of $6,013,000 would affect our effective tax rate. The remaining $582,000 balance arose from business combinations that, if recognized, ultimately would be recorded as an adjustment to an indemnification receivable with no effect on our effective tax rate. We do not believe there will be any changes over the next twelve months that would have a material effect on our effective tax rate.
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
We, including our subsidiaries, file income tax returns in the U.S. federal jurisdiction, and many state and local and non-U.S. jurisdictions. In the U.S., federal income tax returns for 2006 through 2009 remain open to examination. For U.S. state and local as well as non-U.S. jurisdictions, the statute of limitations generally varies between three and ten years.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(11) Stock-Based Compensation
We recorded the following pre-tax amounts in selling and administrative expenses for stock-based compensation, by operating segment, in our consolidated financial statements (in thousands):

	Years Ended December 31,
	2010	2009	2008
North America	$5,264	$5,466	$5,794
EMEA	1,512	2,137	1,985
APAC	181	161	206

Total Continuing Operations	$6,957	$7,764	$7,985

Company Plans
On October 1, 2007, Insight’s Board of Directors approved the 2007 Omnibus Plan (the “2007 Plan”), and the 2007 Plan became effective when it was approved by Insight’s stockholders at the annual meeting on November 12, 2007. On August 12, 2008, the 2007 Plan was amended to clarify certain provisions relating to forfeiture restrictions and grants of discretionary awards to non-employee directors. The 2007 Plan is administered by the Compensation Committee of Insight’s Board of Directors, and, except as provided below, the Compensation Committee has the exclusive authority to administer the 2007 Plan, including the power to determine eligibility, the types of awards to be granted, the price and the timing of awards. Under the 2007 Plan, the Compensation Committee may delegate some of its authority to our Chief Executive Officer to grant awards to individuals other than individuals who are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended. Teammates, officers and members of the Board of Directors are eligible for awards under the 2007 Plan, and consultants and independent contractors are also eligible if they provide bona fide services that are not related to capital raising or promoting or maintaining a market for the Company’s stock. The 2007 Plan allows for awards of options, stock appreciation rights, restricted stock, RSUs, performance awards as well as grants of cash awards. A total of 4,250,000 shares of stock are reserved for awards issued under the 2007 Plan. As of December 31, 2010, 2,038,815 shares of stock were available for grant under the 2007 Plan.
In 1997, we established the 1998 Long-Term Incentive Plan (the “1998 LTIP”) for our officers, teammates, directors, consultants and independent contractors. The 1998 LTIP, as amended, authorized grants of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted common stock and performance-based awards. In 1998 and 1999, we also established the 1998 Employee Restricted Stock Plan for our teammates, the 1998 Officer Restricted Stock Plan for our officers and the 1999 Broad Based Employee Stock Option Plan for our teammates. Although certain vested and unexercised grants made under these plans remain outstanding as of December 31, 2010, since stockholder approval of the 2007 Plan in November 2007, as discussed above, there have been, and will be, no further grants under these plans.
Accounting for Stock Options
For the years ended December 31, 2010, 2009 and 2008, we recorded in continuing operations stock-based compensation expense related to stock options, net of forfeitures, of $354,000, $368,000 and $524,000, respectively. As of December 31, 2010, all stock options had vested and total compensation cost related to all previously granted stock options had been recognized. We had no grants of stock options during the years ended December 31, 2010, 2009 and 2008.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes our stock option activity during the year ended December 31, 2010:

				Weighted
				Average
			Aggregate	Remaining
	Number	Weighted Average	Intrinsic Value	Contractual
	Outstanding	Exercise Price	(in-the-money options)	Life (in years)
Outstanding at the beginning of year	589,424	$18.82
Granted	—	—
Exercised	(3,500)	14.00	$4,676

Forfeited or expired	(342,472)	19.47

Outstanding at the end of year	243,452	17.99	$—	1.66

Exercisable at the end of year	243,452	17.99	$—	1.66

Vested and expected to vest	243,452	17.99	$—	1.66

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $13.16 as of December 31, 2010, which would have been received by the option holders had all option holders exercised options and sold the underlying shares on that date. Options exercisable as of December 31, 2010, 2009 and 2008 had no aggregate intrinsic value because there were no in-the-money options.
The following table summarizes the status of outstanding stock options as of December 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number of	Remaining	Exercise	Number of	Exercise
Exercise	Options	Contractual	Price Per	Options	Price Per
Prices	Outstanding	Life (in years)	Share	Exercisable	Share
$14.00 – 16.82	18,455	0.22	$15.59	18,455	$15.59
17.77	200,000	1.96	$17.77	200,000	$17.77
18.36 – 27.88	24,997	0.31	$21.50	24,997	$21.50

	243,452	1.66	$17.99	243,452	$17.99

Accounting for Restricted Stock
We have issued shares of restricted common stock and RSUs as incentives to certain officers and teammates. We recognize compensation expense associated with the issuance of such shares and RSUs over the vesting period for each respective share and RSU. No shares of restricted common stock have been issued since 2005, and all previously issued shares fully vested in 2008. Compensation expense related to service-based RSUs is recognized on a straight-line basis over the requisite service period for the entire award. Compensation expense related to performance-based RSUs is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards (i.e., a graded vesting basis). The total compensation expense associated with restricted stock represents the value based upon the number of shares or RSUs awarded multiplied by the closing price of our common stock on the date of grant. Recipients of shares of restricted common stock are entitled to receive any dividends declared on our common stock and have voting rights, regardless of whether such shares have vested. Recipients of RSUs do not have voting or dividend rights until the vesting conditions are satisfied and shares are released.
Starting in 2006, we elected to primarily issue service-based and performance-based RSUs instead of stock options and shares of restricted common stock. The number of RSUs ultimately awarded under the performance-based RSUs varies based on whether we achieve certain financial results. We record compensation expense each period based on the market price of our common stock on the grant date and our estimate of the most probable number of RSUs that will be issued under the grants of performance-based RSUs. Additionally, the compensation expense is adjusted for our estimate of forfeitures.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the years ended December 31, 2010, 2009 and 2008, we recorded in continuing operations stock-based compensation expense, net of estimated forfeitures, related to shares of restricted common stock and RSUs of $6,603,000, $7,396,000 and $7,461,000, respectively. As of December 31, 2010, total compensation cost related to nonvested RSUs not yet recognized is $10,022,000, which is expected to be recognized over the next 1.17 years on a weighted-average basis.
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
The following table summarizes our RSU activity, during the year ended December 31, 2010:

		Weighted Average
	Number	Grant Date Fair Value	Fair Value
Nonvested at the beginning of year	1,126,797	$5.95
Granted	1,087,342	$13.20
Vested, including shares withheld to cover taxes	(471,936)	$8.44	$6,339,196	(a)

Forfeited	(142,827)	$7.66

Nonvested at the end of year	1,599,376	$9.99	$21,047,788	(b)

Expected to vest	1,507,627		$19,840,371	(b)

(a)	The fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date. The aggregate intrinsic value for vested shares of restricted common stock and RSUs during 2009 and 2008 was $2,785,111 and $7,733,859, respectively.

(b)	The aggregate fair value of the nonvested RSUs and the RSUs expected to vest represents the total pre-tax fair value, based on our closing stock price of $13.16 as of December 31, 2010, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.
During the years ended December 31, 2010, 2009 and 2008, the shares of restricted common stock and RSUs that vested for teammates in the United States were net-share settled such that we withheld shares with value equivalent to the teammates’ minimum statutory United States tax obligation for the applicable income and other employment taxes and remitted the equivalent cash amount to the appropriate taxing authorities. The total shares withheld during the years ended December 31, 2010, 2009 and 2008 of 106,876, 126,986 and 120,492, respectively, were based on the value of the shares of restricted common stock or RSUs on their vesting dates as determined by our closing stock price on such dates. For the years ended December 31, 2010, 2009 and 2008, total payments for the employees’ tax obligations to the taxing authorities were $1,429,000, $691,000 and $2,120,000, respectively, and are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the effect of repurchases of our common stock as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to us.
Change in Accounting Estimate
In the fourth quarter of 2009, we recorded a reduction of stock-based compensation expense of $1,060,000 as a result of a change in our estimate of future forfeitures.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
We use foreign exchange forward contracts to hedge certain non-functional currency assets and liabilities from changes in exchange rate movements. Our non-functional currency assets and liabilities are primarily related to foreign currency denominated payables, receivables, and cash balances. The foreign currency forward contracts, carried at fair value, typically have a maturity of one month or less. We currently enter into approximately three foreign exchange forward contracts per month with an average notional value of $8,793,000 and an average maturity of approximately one week.
The counterparties associated with our foreign exchange forward contracts are large credit worthy commercial banks. The derivatives transacted with these institutions are short in duration and therefore we do not consider counterparty concentration and non-performance to be material risks.
The following table summarizes our derivative financial instruments as of December 31, 2010 and 2009 (in thousands):

		December 31, 2010		December 31, 2009
		Asset	Liability	Asset	Liability
		Derivatives	Derivatives	Derivatives	Derivatives
	Balance Sheet Location	Fair Value	Fair Value	Fair Value	Fair Value
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$28	$—	$105	$—

Foreign exchange forward contracts	Accrued expenses and other current liabilities	—	91	—	65

Total derivatives not designated as hedging instruments		$28	$91	$105	$65

The following table summarizes the effect of our derivative financial instruments on our results of operations during the years ended December 31, 2010 and 2009 (in thousands):

Derivatives Not Designated as	Location of (Gain) Loss Recognized in	Amount of (Gain) Loss Recognized
Hedging Instruments	Earnings on Derivatives	in Earnings on Derivatives
		Year Ended December 31,
		2010	2009
Foreign exchange forward contracts	Net foreign currency exchange (gain) loss	$(1,046)	$2,702

Total		$(1,046)	$2,702

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(13) Fair Value Measurements
The following table summarizes the valuation of our financial instruments by the following three categories as of December 31, 2010 and 2009 (in thousands):
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

		December 31, 2010		December 31, 2009
			Non-qualified		Non-qualified
			Deferred		Deferred
		Foreign	Compensation	Foreign	Compensation
		Exchange	Plan	Exchange	Plan
Balance Sheet Classification		Derivatives	Investments	Derivatives	Investments
Other current assets	Level 1	$—	$1,245	$—	$1,166
	Level 2	28	—	105	—
	Level 3	—	—	—	—

		$28	$1,245	$105	$1,166

Accrued expenses and other current liabilities	Level 1	$—	$—	$—	$—
	Level 2	91	—	65	—
	Level 3	—	—	—	—

		$91	$—	$65	$—

Foreign Exchange Derivative
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
Non-qualified Deferred Compensation Plan Investments
The assets of the non-qualified deferred compensation plan (discussed in Note 14) are set up in a Rabbi Trust. They represent money market funds that are carried at fair value, based on quoted market prices, and are classified within Level 1 of the fair value hierarchy.
As of December 31, 2010, we have no non-financial assets or liabilities that are measured and recorded on a recurring basis and our other financial assets or liabilities generally consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities. The estimated fair values of our cash and cash equivalents is determined based on quoted prices in active markets for identical assets. The fair value of the other financial assets and liabilities is based on the value that would be received or paid in an orderly transaction between market participants and approximates the carrying value due to their nature and short duration.
(14) Benefit Plans
We have adopted a defined contribution benefit plan (the “Defined Contribution Plan”) which complies with section 401(k) of the Internal Revenue Code. On March 7, 2009, the Company suspended discretionary matching contributions to the Defined Contribution Plan. Prior to March 2009, we made discretionary matching contributions at the rate of 25% of the teammates’ pre-tax contributions up to a maximum of 6% of eligible compensation per pay period. Contribution expense under this plan was $0, $380,000 and $2,014,000 for the years ended December 31, 2010, 2009 and 2008, respectively.
In November 2007, we established the Insight Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”) with an effective date of January 1, 2008. The Deferred Compensation Plan permits a select group of “management or highly compensated employees” as defined by the Employee Retirement Income Security Act of 1974, as amended, to voluntarily defer receipt of compensation and earn a rate of return on their deferred amounts based on their selection from a variety of independently managed funds. All amounts in this plan are employee contributions and all gains or losses on amounts held in the Deferred Compensation Plan are fully allocable to plan participants. We do not provide a guaranteed rate of return on these deferred amounts nor do we make any contributions to the Deferred Compensation Plan. As of December 31, 2010 and 2009, the Deferred Compensation Plan related assets were $1,245,000 and $1,166,000, respectively. Liabilities related to the Deferred Compensation Plan as of December 31, 2010 and 2009 were $846,000 and $862,000, respectively.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(15) Share Repurchase Program
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
(16) Commitments and Contingencies
Contractual
We have entered into a sponsorship agreement through 2013 with the Valley of the Sun Bowl Foundation, d/b/a Insight Bowl, which is the not-for-profit entity that conducts the Insight Bowl post-season intercollegiate football game. We have committed to pay an aggregate amount of approximately $5,913,000 through 2013 for sponsorship arrangements, ticket purchases and miscellaneous expenses.
We have committed to pay the Arizona Cardinals an aggregate amount of approximately $5,733,000 through February 2014 for advertising and marketing events at the University of Phoenix stadium.
In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of December 31, 2010, we had approximately $14,285,000 of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse the surety company.
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
Management believes that payments, if any, related to these indemnifications are not probable at December 31, 2010. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.

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
Beginning in March 2009, three purported class action lawsuits were filed in the U.S. District Court for the District of Arizona against us and certain of our current and former directors and officers on behalf of purchasers of our securities during the period April 22, 2004 to February 6, 2009. The second amended complaint (the only remaining complaint then on file) of the lead plaintiff was dismissed with prejudice in November 2010, and another purported class member plaintiff has appealed the order of dismissal with prejudice to the U.S. Court of Appeals for the Ninth Circuit. In June 2009, three shareholder derivative lawsuits were filed, two in the Superior Court in Maricopa County, Arizona (the “State derivative actions”) and one in the U.S. District Court for the District of Arizona (the “Federal derivative action”), by persons identifying themselves as Insight shareholders and purporting to act on behalf of Insight, naming Insight as a nominal defendant and current and former officers and directors as defendants. The Federal derivative action was dismissed with prejudice in July 2010, and the plaintiff in that action has appealed the order of dismissal to the U.S. Court of Appeals for the Ninth Circuit. The two State derivative actions were consolidated into a single action, and in October 2010, the State derivative actions were dismissed with prejudice. The plaintiff in the State derivative actions did not appeal the order of dismissal. We have tendered a claim to our D&O liability insurance carriers, and our carriers have acknowledged their obligations under these policies subject to a reservation of rights. Based on the information available at this time, the Company is not able to estimate the possible loss or range of loss for the purported class action or the Federal derivative action at this time.
In August 2010, in connection with an investigation being conducted by the United States Department of Justice (the “DOJ”), Calence received a subpoena from the Office of the Inspector General of the Federal Communications Commission (the “FCC OIG”) requesting documents and information related to the expenditure, by the Universal Service Administration Company, of funds under the E-Rate program. The E-Rate program provides schools and libraries with discounts to obtain affordable telecommunications and internet access and related hardware and software. We are cooperating with the DOJ and FCC OIG and are in the process of responding to the subpoena, and, based on the information available at this time, the Company is not able to estimate the possible loss or range of loss at this time. The Company is pursuing its rights under the Calence acquisition agreements to indemnification for losses that may arise out of or result from this matter, including our fees and expenses for responding to the subpoena.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(17) Supplemental Financial Information
A summary of additions and deductions related to the allowances for doubtful accounts receivable for the years ended December 31, 2010, 2009 and 2008 follows (in thousands):

	Balance at
	Beginning			Balance at
	of Year	Additions	Deductions	End of Year
Allowance for doubtful accounts receivable:
Year ended December 31, 2010	$22,364	$1,626	$(6,450)	$17,540

Year ended December 31, 2009	$20,156	$7,377	$(5,169)	$22,364

Year ended December 31, 2008	$22,831	$3,452	$(6,127)	$20,156

(18) Segment and Geographic Information
We operate in three reportable geographic operating segments: North America; EMEA; and APAC. Currently, our offerings in North America and the United Kingdom include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and select software-related services. Net sales by product or service type for North America, EMEA and APAC were as follows for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	North America
	Year Ended December 31,
Sales Mix	2010	2009	2008
Hardware	$2,131,815	$1,689,526	$2,127,694
Software	1,000,418	916,876	1,049,538
Services	207,929	234,384	185,312

	$3,340,162	$2,840,786	$3,362,544

	EMEA
	Year Ended December 31,
Sales Mix	2010	2009	2008
Hardware	$427,600	$388,264	$460,122
Software	863,720	749,301	837,028
Services	19,229	14,184	12,215

	$1,310,549	$1,151,749	$1,309,365

	APAC
	Year Ended December 31,
Sales Mix	2010	2009	2008
Hardware	$1,002	$1,025	$338
Software	153,966	141,120	152,586
Services	4,251	2,225	656

	$159,219	$144,370	$153,580

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
All intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments or on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the year ended December 31, 2010.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The tables below present information about our reportable operating segments as of and for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31, 2010
	North
	America	EMEA	APAC	Consolidated
Net sales	$3,340,162	$1,310,549	$159,219	$4,809,930
Costs of goods sold	2,898,094	1,134,531	131,208	4,163,833

Gross profit	442,068	176,018	28,011	646,097
Operating expenses:
Selling and administrative expenses	348,842	149,945	20,278	519,065
Severance and restructuring expenses	2,003	953	—	2,956

Earnings from operations	$91,223	$25,120	$7,733	$124,076

Total assets	$1,509,928	$522,752	$99,782	$2,132,462	*

	Year Ended December 31, 2009
	North
	America	EMEA	APAC	Consolidated
Net sales	$2,840,786	$1,151,749	$144,370	$4,136,905
Costs of goods sold	2,451,069	992,640	124,582	3,568,291

Gross profit	389,717	159,109	19,788	568,614
Operating expenses:
Selling and administrative expenses	346,306	140,380	15,416	502,102
Severance and restructuring expenses	10,327	2,979	302	13,608

Earnings from operations	$33,084	$15,750	$4,070	$52,904

Total assets	$1,358,096	$462,095	$58,843	$1,879,034	*

	Year Ended December 31, 2008
	North
	America	EMEA	APAC	Consolidated
Net sales	$3,362,544	$1,309,365	$153,580	$4,825,489
Costs of goods sold	2,913,358	1,118,692	129,856	4,161,906

Gross profit	449,186	190,673	23,724	663,583
Operating expenses:
Selling and administrative expenses	391,629	152,617	17,741	561,987
Goodwill impairment	323,422	59,852	13,973	397,247
Severance and restructuring expenses	4,633	3,923	39	8,595

Loss from operations	$(270,498)	$(25,719)	$(8,029)	$(304,246)

Total assets	$1,280,771	$447,789	$49,422	$1,777,982	*

*	Consolidated total assets do not reflect intercompany eliminations and corporate assets of $329,179,000, $275,713,000 and $170,479,000 at December 31, 2010, 2009 and 2008, respectively.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following is a summary of our geographic continuing operations’ net sales and long-lived assets, consisting of property and equipment, net (in thousands):

	United States	Foreign	Total
2010
Net sales	$3,141,159	$1,668,771	$4,809,930
Total long-lived assets	$108,145	$33,254	$141,399

2009
Net sales	$2,681,043	$1,455,862	$4,136,905
Total long-lived assets	$117,186	$32,917	$150,103

2008
Net sales	$3,163,758	$1,661,731	$4,825,489
Total long-lived assets	$131,171	$26,163	$157,334
Foreign net sales and total long-lived assets summarized above for 2010, 2009 and 2008 include net sales and net property and equipment of $661,966,000 and $19,846,000; $580,386,000 and $21,075,000; and $653,458,000 and $16,425,000, respectively, attributed to the United Kingdom. Net sales by geographic area are presented by attributing net sales to external customers based on the domicile of the selling location.
We recorded the following pre-tax amounts, by operating segment, for depreciation and amortization, in the accompanying consolidated financial statements (in thousands):

	Years Ended December 31,
	2010	2009	2008

North America	$30,678	$34,125	$33,675
EMEA	6,598	6,420	6,882
APAC	737	618	682

Total	$38,013	$41,163	$41,239

(19) Discontinued Operation
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
In connection with the sale of Direct Alliance, we entered into a lease agreement with Direct Alliance pursuant to which Direct Alliance leases from us the facilities it used prior to the sale. The company that bought Direct Alliance is the guarantor under the lease. Lease income related to these buildings was $1,682,000, $1,633,000 and $1,594,000 for the years ended December 31, 2010, 2009 and 2008, respectively, and is classified as net sales. Depreciation expense related to the buildings was $748,000, $748,000 and $687,000 for the years ended December 31, 2010, 2009 and 2008, respectively, and is classified as costs of goods sold.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(20) Selected Quarterly Financial Information (unaudited)
The following tables set forth selected unaudited consolidated quarterly financial information for the years ended December 31, 2010 and 2009 (in thousands, except per share data):

	Quarters Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2010	2010	2010	2010	2009	2009	2009	2009
		(a)	(a)	(a)
Net sales	$1,339,199	$1,169,197	$1,266,913	$1,034,621	$1,178,648	$969,935	$1,037,162	$951,160
Costs of goods sold	1,166,597	1,014,552	1,093,108	889,576	1,023,136	836,449	889,318	819,388

Gross profit	172,602	154,645	173,805	145,045	155,512	133,486	147,844	131,772
Operating expenses:
Selling and administrative expenses	134,013	129,511	127,830	127,711	127,271	117,623	123,865	133,343
Severance and restructuring expenses	1,269	298	1,318	71	1,137	3,994	2,130	6,347

Earnings (loss) from operations	37,320	24,836	44,657	17,263	27,104	11,869	21,849	(7,918)
Non-operating (income) expense:
Interest income	(247)	(161)	(179)	(127)	(91)	(45)	(188)	(100)
Interest expense	1,720	1,899	1,691	2,367	4,369	2,333	1,988	2,100
Net foreign currency exchange (gain) loss	(221)	130	404	209	(208)	93	(162)	(51)
Other expense, net	320	348	403	346	425	217	202	279

Earnings (loss) from continuing operations before income taxes	35,748	22,620	42,338	14,468	22,609	9,271	20,009	(10,146)
Income tax expense (benefit)	10,774	8,188	15,424	5,303	5,204	1,999	7,116	(3,349)

Net earnings (loss) from continuing operations	24,974	14,432	26,914	9,165	17,405	7,272	12,893	(6,797)
Net earnings from a discontinued operation	—	—	—	—	—	—	2,801	—

Net earnings (loss)	$24,974	$14,432	$26,914	$9,165	$17,405	$7,272	$15,694	$(6,797)

Net earnings (loss) per share — Basic:
Net earnings (loss) from continuing operations	$0.54	$0.31	$0.58	$0.20	$0.38	$0.16	$0.28	$(0.15)
Net earnings from a discontinued operation	—	—	—	—	—	—	0.06	—

Net earnings (loss) per share	$0.54	$0.31	$0.58	$0.20	$0.38	$0.16	$0.34	$(0.15)

Net earnings (loss) per share — Diluted:
Net earnings (loss) from continuing operations	$0.53	$0.31	$0.58	$0.20	$0.37	$0.16	$0.28	$(0.15)
Net earnings from a discontinued operation	—	—	—	—	—	—	0.06	—

Net earnings (loss) per share	$0.53	$0.31	$0.58	$0.20	$0.37	$0.16	$0.34	$(0.15)

(a)	We reduced net sales and costs of goods sold amounts in the accompanying selected quarterly financial information for the quarters ended September 30, June 30, and March 31, 2010 compared to the amounts previously reported in our quarterly reports on Form 10-Q for the periods then ended. The changes were made to properly net our sales of certain software assurance products for which we were not the primary obligor. The change had no effect on previously reported gross profit, net earnings or cash flow amounts. Although the effects of these changes, which relate to our APAC operating segment, are immaterial to our consolidated financial statements, we determined that recording the entire amount in the fourth quarter of 2010 would distort quarterly trends in our APAC operating results. Periods prior to January 1, 2010 have not been adjusted as the amounts involved are not considered material.

INSIGHT ENTERPRISES, INC.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
(a) Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010, based on the criteria established in COSO’s Internal Control — Integrated Framework.
KPMG LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements in Part II, Item 8 of this report, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2010.
(b) Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
(c) Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and determined that as of December 31, 2010 our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
The information required by this item and included under the captions “Information Concerning Directors and Executive Officers,” “Meetings of the Board and Its Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” and can be found in our definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders (our “Proxy Statement”) and is incorporated herein by reference.

INSIGHT ENTERPRISES, INC.

Item 11.	Executive Compensation
The information required by this item and included under the captions “The Board and Its Committees,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested Table,” “Director Compensation” and “Employment Agreements, Severance and Change in Control Plans,” can be found in our Proxy Statement and is incorporated herein by reference.

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
The information required by this item and included under the caption “The Board and Its Committees,” and “Transactions With Related Persons” can be found in our Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
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
Dated: February 23, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth T. Lamneck	President, Chief Executive Officer and Director	February 23, 2011
Kenneth T. Lamneck

/s/ Glynis A. Bryan	Chief Financial Officer	February 23, 2011
Glynis A. Bryan	(principal financial officer)

/s/ David C. Olsen	Corporate Controller	February 23, 2011
David C. Olsen	(principal accounting officer)

/s/ Timothy A. Crown*	Chairman of the Board	February 23, 2011
Timothy A. Crown

/s/ Bennett Dorrance*	Director	February 23, 2011
Bennett Dorrance

/s/ Michael M. Fisher*	Director	February 23, 2011
Michael M. Fisher

/s/ Larry A. Gunning*	Director	February 23, 2011
Larry A. Gunning

/s/ Anthony A. Ibargüen*	Director	February 23, 2011
Anthony A. Ibargüen

/s/ Robertson C. Jones*	Director	February 23, 2011
Robertson C. Jones

/s/ Kathleen S. Pushor*	Director	February 23, 2011
Kathleen S. Pushor

/s/ Robert F. Woods*	Director	February 23, 2011
Robert F. Woods

* By:	/s/ Steven R. Andrews
Steven R. Andrews, Attorney in Fact

INSIGHT ENTERPRISES, INC.
EXHIBITS TO FORM 10-K
YEAR ENDED DECEMBER 31, 2010
Commission File No. 0-25092
(Unless otherwise noted, exhibits are filed herewith.)

Exhibit
No.		Description
3.1		—	Composite Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of our annual report on Form 10-K for the year ended December 31, 2005).
3.2		—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on January 14, 2008).
4.1		—	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).
10.1	(1)	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of our annual report on Form 10-K for the year ended December 31, 2006).
10.2	(2)	—	1998 Employee Restricted Stock Plan (incorporated by reference to Exhibit 99.3 of our Form S-8 (No. 333-69113) filed on December 17, 1998).
10.3	(2)	—	1998 Officer Restricted Stock Plan (incorporated by reference to Exhibit 99.2 of our Form S-8 (No. 333-69113) filed on December 17, 1998).
10.4	(2)	—	1999 Broad Based Employee Stock Option Plan (incorporated by reference to Exhibit 10.14 of our annual report on Form 10-K for the year ended December 31, 1999).
10.5	(2)	—	1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 of our Registration Statement on Form S-8 (No. 333-110915) declared effective December 4, 2004).
10.6	(2)	—	2007 Omnibus Plan (incorporated by reference to Annex A of our Proxy Statement filed on October 9, 2007).
10.7	(2)	—	First Amendment to 2007 Omnibus Plan (incorporated by reference to Exhibit 10.4 of our quarterly report on Form 10-Q for the quarter ended September 30, 2008).
10.8	(2)	—	Executive Service Agreement between Insight Direct (UK) Limited and Stuart Fenton dated May 18, 2010 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on May 27, 2010).
10.9	(2)	—	Executive Management Separation Plan effective as of January 1, 2008 (incorporated by reference to Exhibit 10.5 for our quarterly report on Form 10-Q for the quarter ended September 30, 2008).
10.10	(2)	—
Amended and Restated Employment Agreement between Insight Enterprises, Inc. and Glynis A. Bryan dated as of January 1, 2009 (incorporated by reference to Exhibit 10.3 of our current report on Form 8-K filed January 7, 2009).

10.11	(2)	—
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

10.13	(2)	—	Letter Agreement with Anthony A. Ibargüen, dated as of September 7, 2009 (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on September 8, 2009).
10.14	(2)	—
Executive Employment Agreement between Insight Enterprises, Inc. and Kenneth T. Lamneck, dated as of December 14, 2009 (incorporated by reference to Exhibit 10.24 of our annual report on Form 10-K for the year ended December 31, 2009).

10.15	(2)	—
Employment Agreement between Insight Enterprises, Inc. and David C. Olsen, dated as of June 15, 2010 (incorporated by reference to Exhibit 10.3 of our quarterly report on Form 10-Q for the quarter ended June 30, 2010).

10.16	(2)	—	Employment Agreement between Insight Enterprises, Inc. and Michael P. Guggemos, dated as of November 1, 2010.
10.17	(2)	—	Offer of employment letter to Michael P. Guggemos, dated September 28, 2010.
10.18		—
Receivables Purchase Agreement dated as of December 31, 2002 among Insight Receivables, LLC, Insight Enterprises, Inc., Jupiter Securitization Corporation, Bank One NA, and the entities party thereto from time to time as financial institutions (incorporated by reference to Exhibit 10.38 of our annual report on Form 10-K for the year ended December 31, 2002).

INSIGHT ENTERPRISES, INC.
EXHIBITS TO FORM 10-K (continued)
YEAR ENDED DECEMBER 31, 2010
Commission File No. 0-25092

Exhibit
No.	Description
10.19	—
Amended and Restated Receivables Sale Agreement dated as of September 3, 2003 by and among Insight Direct USA, Inc. and Insight Public Sector, Inc. as originators, and Insight Receivables, LLC, as buyer (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the quarter ended September 30, 2003).

10.20	—
Amendment No. 1 to Receivables Purchase Agreement dated as of September 3, 2003 (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q for the quarter ended September 30, 2003).

10.21	—
Amendment No. 2 to Receivables Purchase Agreement dated as of December 23, 2003 among Insight Receivables, LLC, Insight Enterprises, Inc. and Jupiter Securitization Corporation, Bank One NA (incorporated by reference to Exhibit 10.42 of our annual report on Form 10-K for the year ended December 31, 2003).

10.22	—	Amendment No. 5 to Receivables Purchase Agreement dated as of March 25, 2005 (incorporated by reference to Exhibit 10.4 of our quarterly report on Form 10-Q for the quarter ended March 31, 2005).
10.23	—	Amendment No. 6 to Receivables Purchase Agreement dated as of December 19, 2005 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on December 22, 2005).
10.24	—	Amendment No. 7 to Receivables Purchase Agreement dated as of September 7, 2006 (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on September 8, 2006).
10.25	—	Amendment No. 9 to Receivables Purchase Agreement dated as of September 17, 2008 (incorporated by reference to Exhibit 10.3 of our current report on Form 8-K filed on September 23, 2008).
10.26	—
Amendment No. 11 and Joinder Agreement to Receivables Purchase Agreement dated as of July 24, 2009 (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the quarter ended June 30, 2009).

10.27	—
Amendment No. 12 to Receivables Purchase Agreement dated as of July 1, 2010 among Insight Receivables, LLC, Insight Enterprises, Inc., the Purchasers and Managing Agents party thereto, and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA (Main Office Chicago)), as agent for the Purchasers (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the quarter ended September 30, 2010).

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
Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of August 12, 2010, among Insight Enterprises, Inc., Insight Direct (UK) Ltd., Insight Enterprises B.V., JPMorgan Chase Bank, National Association, as Administrative Agent, and certain lenders identified therein (incorporated by reference to Exhibit 10.3 of our quarterly report on Form 10-Q for the quarter ended September 30, 2010).

10.31	—
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

INSIGHT ENTERPRISES, INC.
EXHIBITS TO FORM 10-K (continued)
YEAR ENDED DECEMBER 31, 2010
Commission File No. 0-25092

Exhibit
No.	Description
10.32	—
Amendment to Credit Agreement, dated as of April 26, 2010, among Calence, LLC, Insight Direct USA, Inc., Insight Public Sector, Inc., Castle Pines Capital LLC, as an administrative agent, Wells Fargo Foothill, LLC, as an administrative agent, as syndication agent and as collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the quarter ended March 31, 2010).

10.33	—
Amendment Number Two to Credit Agreement, dated as of August 12, 2010, among Calence, LLC, Insight Direct USA, Inc., Insight Public Sector, Inc. and the lenders party thereto (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q for the quarter ended September 30, 2010).

10.34	—
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

21	—	Subsidiaries of the Registrant.
23.1	—	Consent of KPMG LLP.
24.1	—	Power of Attorney for Timothy A. Crown dated February 16, 2011.
24.2	—	Power of Attorney for Bennett Dorrance dated February 16, 2011.
24.3	—	Power of Attorney for Michael M. Fisher dated February 16, 2011.
24.4	—	Power of Attorney for Larry A. Gunning dated February 16, 2011.
24.5	—	Power of Attorney for Anthony A. Ibargüen dated February 16, 2011.
24.6	—	Power of Attorney for Robertson C. Jones dated February 16 2011.
24.7	—	Power of Attorney for Kathleen S. Pushor dated February 16, 2011.
24.8	—	Power of Attorney for Robert F. Woods dated February 16, 2011.
31.1	—	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rule 13a-14.
31.2	—	Certification of Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14.
32.1	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	We have entered into a separate indemnification agreement with each of the following directors and executive officers that differ only in names and dates: Steven R. Andrews, Glynis A. Bryan, Timothy A. Crown, Bennett Dorrance, Michael M. Fisher, Michael P. Guggemos, Larry A. Gunning, Anthony A. Ibargüen, Helen K. Johnson, Robertson C. Jones, Kenneth T. Lamneck, David C. Olsen, Kathleen S. Pushor, Stephen A. Speidel and Robert F. Woods. Pursuant to the instructions accompanying Item 601 of Regulation S-K, the Registrant is filing the form of such indemnification agreement.

(2)	Management contract or compensatory plan or arrangement.