Form 10-Q
period 2011-03-31
INSIGHT ENTERPRISES INC
filed 2011-05-05
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011
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
(Former name, former address and former fiscal year, if changed since last report)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock as of April 29, 2011 was 46,715,171.

INSIGHT ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
Three Months Ended March 31, 2011

INSIGHT ENTERPRISES, INC.
FORWARD-LOOKING INFORMATION
Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect net sales, gross profit, operating expenses, earnings from continuing operations, non-operating income and expenses, net earnings or cash flows, working capital needs and uses, cash needs and the sufficiency of our capital resources and the payment of accrued expenses and liabilities; details of our business strategy and our strategic initiatives; projections of capital expenditures; our intentions not to pay dividends; the availability of financing and our needs or plans relating thereto; plans relating to our products and services; the effect of new accounting principles or changes in accounting policies; the effect of indemnification obligations and other off-balance sheet arrangements; projections about the outcome of ongoing tax audits; statements related to accounting estimates, including estimated stock-based compensation award forfeitures and the realization of deferred tax assets; the timing of amortization of stock-based compensation expense and accrued severance and restructuring costs; projections of compliance with debt covenants; our intentions to reinvest undistributed earnings of foreign subsidiaries; our positions and strategies with respect to ongoing and threatened litigation, including those matters identified in “Legal Proceedings” in Part II, Item 1 of this report; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions, and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that the results discussed in the forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:
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
INSIGHT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$140,587	$123,763
Accounts receivable, net of allowances for doubtful accounts of $18,265 and $17,540, respectively	1,009,732	1,135,951
Inventories	123,819	106,734
Inventories not available for sale	61,403	50,677
Deferred income taxes	22,424	23,283
Other current assets	31,706	49,289

Total current assets	1,389,671	1,489,697

Property and equipment, net of accumulated depreciation of $191,381 and $183,809, respectively	139,935	141,399
Goodwill	16,474	16,474
Intangible assets, net of accumulated amortization of $57,087 and $50,755, respectively	67,182	69,081
Deferred income taxes	72,399	73,796
Other assets	15,278	12,836

	$1,700,939	$1,803,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$829,046	$881,688
Accrued expenses and other current liabilities	156,955	187,457
Current portion of long-term debt	1,002	997
Deferred revenue	47,770	67,373

Total current liabilities	1,034,773	1,137,515

Long-term debt	71,366	91,619
Deferred income taxes	5,032	5,011
Other liabilities	22,960	24,167

	1,134,131	1,258,312

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 46,712 shares at March 31, 2011 and 46,325 shares at December 31, 2010 issued and outstanding	467	463
Additional paid-in capital	378,020	377,277
Retained earnings	162,416	149,349
Accumulated other comprehensive income — foreign currency translation adjustments	25,905	17,882

Total stockholders’ equity	566,808	544,971

	$1,700,939	$1,803,283

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010

Net sales	$1,219,896	$1,034,621
Costs of goods sold	1,057,416	889,576

Gross profit	162,480	145,045
Operating expenses:
Selling and administrative expenses	139,101	127,711
Severance and restructuring expenses	524	71

Earnings from operations	22,855	17,263
Non-operating (income) expense:
Interest income	(358)	(127)
Interest expense	1,812	2,367
Net foreign currency exchange (gain) loss	(478)	209
Other expense, net	406	346

Earnings before income taxes	21,473	14,468
Income tax expense	8,406	5,303

Net earnings	$13,067	$9,165

Net earnings per share:
Basic	$0.28	$0.20

Diluted	$0.28	$0.20

Shares used in per share calculations:
Basic	46,508	46,073

Diluted	47,182	46,643

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net earnings	$13,067	$9,165
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,618	9,743
Provision for losses on accounts receivable	973	1,365
Write-downs of inventories	2,274	1,276
Write-off of computer software development costs	1,390	—
Non-cash stock-based compensation	1,895	1,214
Excess tax benefit from employee gains on stock-based compensation	(1,566)	(844)
Deferred income taxes	1,822	2,435
Changes in assets and liabilities:
Decrease in accounts receivable	144,054	150,052
(Increase) decrease in inventories	(29,607)	1,500
Decrease (increase) in other current assets	17,995	(57,251)
Increase in other assets	(2,239)	(3,473)
(Decrease) increase in accounts payable	(21,901)	26,004
Decrease in deferred revenue	(20,501)	(1,353)
Decrease in accrued expenses and other liabilities	(33,648)	(29,796)

Net cash provided by operating activities	83,626	110,037

Cash flows from investing activities:
Purchases of property and equipment	(5,044)	(2,794)

Net cash used in investing activities	(5,044)	(2,794)

Cash flows from financing activities:
Borrowings on senior revolving credit facility	283,000	206,500
Repayments on senior revolving credit facility	(303,000)	(273,500)
Borrowings on accounts receivable securitization financing facility	—	25,000
Repayments on accounts receivable securitization financing facility	—	(25,000)
Payments on capital lease obligation	(248)	(217)
Net repayments under inventory financing facility	(46,906)	(19,836)
Proceeds from sales of common stock under employee stock plans	16	—
Excess tax benefit from employee gains on stock-based compensation	1,566	844
Payment of payroll taxes on stock-based compensation through shares withheld	(2,448)	(1,151)

Net cash used in financing activities	(68,020)	(87,360)

Foreign currency exchange effect on cash flows	6,262	(2,625)

Increase in cash and cash equivalents	16,824	17,258
Cash and cash equivalents at beginning of period	123,763	68,066

Cash and cash equivalents at end of period	$140,587	$85,324

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
Currently, our offerings in North America and the United Kingdom include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and software-related services.
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2011, our results of operations and cash flows for the three months ended March 31, 2011 and 2010. The consolidated balance sheet as of December 31, 2010 was derived from the audited consolidated balance sheet at such date. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission (“SEC”) and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).
The results of operations for such interim periods are not necessarily indicative of results for the full year, due in part to the seasonal nature of the business. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the related notes thereto, in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
Recently Issued Accounting Pronouncements
There have been no material changes or additions to the recently issued accounting pronouncements as previously reported in Note 1 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2010 which affect or may affect our financial statements.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
2. Net Earnings Per Share (“EPS”)
Basic EPS is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and restricted stock units. A reconciliation of the denominators of the basic and diluted EPS calculations follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2011	2010
Numerator:
Net earnings	$13,067	$9,165

Denominator:
Weighted average shares used to compute basic EPS	46,508	46,073
Dilutive potential common shares due to dilutive options and restricted stock units, net of tax effect	674	570

Weighted average shares used to compute diluted EPS	47,182	46,643

Net earnings:
Basic	$0.28	$0.20

Diluted	$0.28	$0.20

During the three months ended March 31, 2011 and 2010, 224,000 and 543,000, respectively, weighted average outstanding stock options were not included in the diluted EPS calculation because the exercise prices of these options were greater than the average market price of our common stock during the period.
3. Debt, Capital Lease Obligation and Inventory Financing Facility
Debt
Our long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2011	2010
Senior revolving credit facility	$70,000	$90,000
Accounts receivable securitization financing facility	—	—
Capital lease obligation	2,368	2,616

Total	72,368	92,616
Less: current portion of obligation under capital lease	(1,002)	(997)
Less: current portion of revolving credit facilities	—	—

Long-term debt	$71,366	$91,619

Our senior revolving credit facility has a maximum borrowing capacity of $300,000,000 and matures April 1, 2013.
Our accounts receivable securitization financing facility (the “ABS facility”) has a maximum borrowing capacity of $150,000,000 and matures on April 1, 2013. While the ABS facility has a stated maximum amount, the actual availability under the ABS facility is limited by the quantity and quality of the underlying accounts receivable. As of March 31, 2011, availability under the ABS facility was $150,000,000.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our senior revolving credit facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings (loss) plus (i) interest expense, less non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization and (iv) non-cash stock-based compensation (referred to herein as “adjusted earnings”). The maximum leverage ratio permitted under the agreements is 2.50 times trailing twelve-month adjusted earnings. A significant drop in the Company’s adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below the Company’s consolidated maximum debt capacity. As a result of this limitation, of the $450,000,000 of aggregate maximum debt capacity available under our senior revolving credit facility and our ABS facility, the Company’s debt balance that could have been outstanding as of March 31, 2011 was limited to $431,355,000 based on 2.50 times the Company’s trailing twelve-month adjusted earnings.
Our financing facilities contain various covenants, including the requirement that we comply with maximum leverage, minimum fixed charge and minimum asset coverage ratio requirements and meet weekly, monthly, quarterly and annual reporting requirements. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified period of time. At March 31, 2011, we were in compliance with all such covenants.
Capital Lease Obligation
The present value of minimum lease payments under our capital lease, and the current portion thereof, are included in our debt balances as summarized in the table above. The value of the IT equipment held under the capital lease of $3,867,000 is included in property and equipment, with accumulated amortization on the capital lease assets of $1,534,000 and $1,283,000 as of March 31, 2011 and December 31, 2010, respectively.
Inventory Financing Facility
As of March 31, 2011 and December 31, 2010, $88,206,000 and $135,112,000, respectively, was included in accounts payable within the consolidated balance sheet related to our inventory financing facility.
4. Income Taxes
Our effective tax rate for the three months ended March 31, 2011 was 39.1%. For the three months ended March 31, 2011, our effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to state income taxes, net of federal benefit and other non-deductible expenses, partially offset by lower taxes on earnings in foreign jurisdictions.
Our effective tax rate for the three months ended March 31, 2010 was 36.7%. For the three months ended March 31, 2010, our effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to state income taxes, net of federal benefit and other non-deductible expenses, partially offset by lower taxes on earnings in foreign jurisdictions.
As of March 31, 2011 and December 31, 2010, we had approximately $6,254,000 and $6,013,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $512,000 and $425,000 relate to accrued interest as of March 31, 2011 and December 31, 2010, respectively.
Several of our subsidiaries are currently under audit for the 2002 through 2009 tax years. It is reasonably possible that the examination phase of these audits may conclude in the next 12 months and that the related unrecognized tax benefits for uncertain tax positions may change, potentially having a material effect on our effective tax rate. However, based on the status of the various examinations in multiple jurisdictions, an estimate of the range of reasonably possible outcomes cannot be made at this time.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
5. Severance and Restructuring Activities
Severance Costs Expensed for 2011 Resource Actions
During the three months ended March 31, 2011, North America and EMEA recorded severance expense totaling $321,000 and $239,000, respectively, related to 2011 resource actions. The charges were associated with the severance for the elimination of certain positions based on a re-alignment of roles and responsibilities. Cash payments totaling $144,000 were made in North America associated with these resource actions during the three months ended March 31, 2011. The remaining outstanding obligations are expected to be paid during the year ending December 31, 2011 and are therefore included in accrued expenses and other current liabilities.
Severance Costs Expensed for 2010 Resource Actions
During the year ended December 31, 2010, North America and EMEA recorded severance expense totaling $2,003,000 and $1,476,000, respectively, relating to 2010 resource actions. The North America charge was part of the roll-out of our new sales engagement model and plans to add new leadership in key areas, and the EMEA charge was associated with the severance for the elimination of certain positions based on a re-alignment of roles and responsibilities. The following table details the 2011 activity and the outstanding obligation related to the 2010 resource actions as of March 31, 2011 (in thousands):

	North America	EMEA	Consolidated
Balance at December 31, 2010	$1,166	$575	$1,741
Foreign currency translation adjustments	—	23	23
Adjustments	—	(36)	(36)
Cash payments	(270)	(112)	(382)

Balance at March 31, 2011	$896	$450	$1,346

In EMEA, adjustments totaling $36,000 were recorded as a reduction to severance and restructuring expense during the three months ended March 31, 2011 and a reduction of the related severance accrual due to changes in estimates as cash payments were made. All remaining outstanding obligations are expected to be paid during 2011 and are therefore included in accrued expenses and other current liabilities.
Prior Resource Actions
In prior years, as a result of ongoing restructuring efforts to reduce operating expenses, certain severance costs were recorded in each of our operating segments. The only remaining outstanding obligations related to these prior resource actions as of December 31, 2010 were in our EMEA segment. As of March 31, 2011 and December 31, 2010, the total liability remaining for unpaid severance costs associated with resource actions prior to 2010 in our EMEA segment was approximately $1,164,000 and $1,113,000, respectively. The increase in this total liability during the three months ended March 31, 2011 was attributable to foreign currency translation adjustments. All remaining outstanding obligations are expected to be paid during 2011 and are therefore included in accrued expenses and other current liabilities.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
6. Stock-Based Compensation
We recorded the following pre-tax amounts for stock-based compensation, by operating segment, in our consolidated financial statements (in thousands):

	Three Months Ended
	March 31,
	2011	2010
North America	$1,422	$942
EMEA	424	238
APAC	49	34

Total	$1,895	$1,214

Stock Options
The following table summarizes our stock option activity during the three months ended March 31, 2011:

				Weighted
			Aggregate	Average
		Weighted	Intrinsic Value	Remaining
	Number	Average	(in-the-money	Contractual
	Outstanding	Exercise Price	options)	Life (in years)
Outstanding at January 1, 2011	243,452	$17.99
Granted	—	—
Exercised	(1,100)	14.13	$4,213

Forfeited or expired	(15,604)	17.25

Outstanding at March 31, 2011	226,748	18.06	$12,164	1.53

Exercisable at March 31, 2011	226,748	18.06	$12,164	1.53

Vested and expected to vest	226,748	18.06	$12,164	1.53

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $17.03 as of March 31, 2011, which would have been received by the option holders had all option holders exercised options and sold the underlying shares on that date.
As of March 31, 2011, all outstanding options are exercisable, including 200,000 options with an exercise price of $17.77 and a remaining contractual life of 1.72 years. The remaining 26,748 outstanding options have exercise prices ranging from $14.00 to $26.70 and a weighted average remaining contractual life of 0.15 years.
As of December 31, 2010, all stock options had vested and total compensation cost related to all previously granted stock options had been recognized. For the three months ended March 31, 2010, we recorded stock-based compensation expense related to stock options, net of an estimate of forfeitures, of $91,000.
Restricted Stock
For the three months ended March 31, 2011 and 2010, we recorded stock-based compensation expense, net of estimated forfeitures, related to restricted stock units (“RSUs”) of $1,895,000 and $1,123,000, respectively. As of March 31, 2011, total compensation cost not yet recognized related to nonvested RSUs is $16,474,000, which is expected to be recognized over the next 1.32 years on a weighted-average basis.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes our RSU activity during the three months ended March 31, 2011:

		Weighted Average
	Number	Grant Date Fair Value	Fair Value
Nonvested at January 1, 2011	1,599,376	$9.99
Granted	477,103	18.30
Vested, including shares withheld to cover taxes	(524,266)	8.96	$9,325,424	(a)

Forfeited	(36,646)	7.58

Nonvested at March 31, 2011	1,515,567	13.03	$25,810,106	(b)

Expected to vest	1,383,429		$23,559,796	(b)

(a)	The fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

(b)	The aggregate fair value represents the total pre-tax fair value, based on our closing stock price of $17.03 as of March 31, 2011, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.
During the three months ended March 31, 2011 and 2010, the RSUs that vested for teammates in the United States were net-share settled such that we withheld shares with value equivalent to the teammates’ minimum statutory United States tax obligations for the applicable income and other employment taxes and remitted the corresponding cash amount to the appropriate taxing authorities. The total shares withheld during the three months ended March 31, 2011 and 2010 of 138,284 and 87,040, respectively, were based on the value of the RSUs on their vesting date as determined by our closing stock price on such vesting date. For the three months ended March 31, 2011 and 2010, total payments for the employees’ tax obligations to the taxing authorities were $2,448,000 and $1,151,000, respectively, and are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the economic effect of repurchases of common stock as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent a repurchase of shares or an expense to us.
7. Derivative Financial Instruments
We use derivatives to partially offset our exposure to fluctuations in certain foreign currencies. We do not enter into derivatives for speculative or trading purposes. Derivatives are recorded at fair value on the balance sheet and gains or losses resulting from changes in fair value of the derivative are recorded currently in income. The Company does not designate its foreign currency derivatives as hedges for hedge accounting.
The following table summarizes our derivative financial instruments as of March 31, 2011 and December 31, 2010 (in thousands):

		March 31, 2011		December 31, 2010
		Asset	Liability	Asset	Liability
		Derivatives	Derivatives	Derivatives	Derivatives
	Balance Sheet Location	Fair Value	Fair Value	Fair Value	Fair Value
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$69	$—	$28	$—
Foreign exchange forward contracts	Accrued expenses and other current liabilities	—	—	—	91

Total derivatives not designated as hedging instruments		$69	$—	$28	$91

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes the effect of our derivative financial instruments on our results of operations during the three months ended March 31, 2011 and 2010 (in thousands):

Derivatives Not Designated as	Location of Loss Recognized	Amount of Loss Recognized in
Hedging Instruments	in Earnings on Derivatives	Earnings on Derivatives
		Three Months Ended	Three Months Ended
		March 31, 2011	March 31, 2010

Foreign exchange forward contracts	Net foreign currency exchange (gain) loss	$(344)	$(398)

Total		$(344)	$(398)

8. Fair Value Measurements
The following table summarizes the valuation of our financial instruments by the following three categories as of March 31, 2011 and December 31, 2010 (in thousands):
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

		March 31, 2011		December 31, 2010
			Non-qualified		Non-qualified
			Deferred		Deferred
		Foreign	Compensation	Foreign	Compensation
		Exchange	Plan	Exchange	Plan
Balance Sheet Classification		Derivatives	Investments	Derivatives	Investments
Other current assets	Level 1	$—	$1,249	$—	$1,245
	Level 2	69	—	28	—
	Level 3	—	—	—	—

		$69	$1,249	$28	$1,245

Accrued expenses and other current liabilities	Level 1	$—	$—	$—	$—
	Level 2	—	—	91	—
	Level 3	—	—	—	—

		$—	$—	$91	$—

9. Comprehensive Income
Comprehensive income for the three months ended March 31, 2011 and 2010 includes the following component (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net earnings	$13,067	$9,165
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustments	8,023	(7,119)

Total comprehensive income	$21,090	$2,046

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
10. Commitments and Contingencies
Contractual
In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of March 31, 2011 and December 31, 2010, we had approximately $12,215,000 and $14,285,000, respectively, of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse them.
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
Management believes that payments, if any, related to these indemnifications are not probable at March 31, 2011. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.
We have entered into separate indemnification agreements with our executive officers and with each of our directors. These agreements require us, among other requirements, to indemnify such officers and directors against expenses (including attorneys’ fees), judgments and settlements paid by such individual in connection with any action arising out of such individual’s status or service as our executive officer or director (subject to exceptions such as where the individual failed to act in good faith or in a manner the individual reasonably believed to be in or not opposed to the best interests of the Company) and to advance expenses incurred by such individual with respect to which such individual may be entitled to indemnification by us. Other than the pending purported class action litigation and the Federal derivative action discussed under the caption “Legal Proceedings” below, there are no pending legal proceedings that involve the indemnification of any of the Company’s directors or officers.
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
We make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and are adjusted to reflect the effects of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular claim or proceeding. Although litigation is inherently unpredictable, we believe that we have adequate provisions for any probable and estimable losses. It is possible, nevertheless, that our consolidated financial position, results of operations or liquidity could be materially and adversely affected in any particular period by the resolution of a legal proceeding. Legal expenses related to defense, negotiations, settlements, rulings and advice of outside legal counsel are expensed as incurred.
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
In August 2010, in connection with an investigation being conducted by the United States Department of Justice (the “DOJ”), Calence received a subpoena from the Office of the Inspector General of the Federal Communications Commission (the “FCC OIG”) requesting documents and information related to the expenditure, by the Universal Service Administration Company, of funds under the E-Rate program. The E-Rate program provides schools and libraries with discounts to obtain affordable telecommunications and internet access and related hardware and software. We are cooperating with the DOJ and FCC OIG and are in the process of responding to the subpoena, and, based on the information available at this time, the Company is not able to estimate what the possible loss or range of loss might be, if any, at this time. The Company is pursuing its rights under the Calence acquisition agreements to indemnification for losses that may arise out of or result from this matter, including our fees and expenses for responding to the subpoena.
Aside from the matters discussed above, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations or liquidity.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
11. Segment Information
We operate in three reportable geographic operating segments: North America; EMEA; and APAC. Currently, our offerings in North America and the United Kingdom include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and select software-related services. Net sales by product or service type for North America, EMEA and APAC were as follows for the three months ended March 31, 2011 and 2010 (in thousands):

	North America		EMEA		APAC
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
Sales Mix	2011	2010	2011	2010	2011	2010
Hardware	$541,648	$454,451	$121,116	$121,232	$179	$58
Software	245,570	184,991	210,140	191,510	34,113	28,520
Services	59,821	48,852	5,721	4,551	1,588	456

	$847,039	$688,294	$336,977	$317,293	$35,880	$29,034

All intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments and on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the three months ended March 31, 2011.
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
The tables below present information about our reportable operating segments as of and for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31, 2011
	North America	EMEA	APAC	Consolidated
Net sales	$847,039	$336,977	$35,880	$1,219,896
Costs of goods sold	737,579	289,762	30,075	1,057,416

Gross profit	109,460	47,215	5,805	162,480
Operating expenses:
Selling and administrative expenses	92,581	41,052	5,468	139,101
Severance and restructuring expenses	321	203	—	524

Earnings from operations	$16,558	$5,960	$337	22,855

Non-operating expense, net				1,382

Earnings before income taxes				21,473
Income tax expense				8,406

Net earnings				$13,067

Total assets at period end	$1,469,794	$519,069	$63,508	$2,052,371	*

*	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $351,432,000.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended March 31, 2010
	North America	EMEA	APAC	Consolidated
Net sales	$688,294	$317,293	$29,034	$1,034,621
Costs of goods sold	589,347	276,032	24,197	889,576

Gross profit	98,947	41,261	4,837	145,045
Operating expenses:
Selling and administrative expenses	84,863	38,399	4,449	127,711
Severance and restructuring expenses	—	71	—	71

Earnings from operations	$14,084	$2,791	$388	17,263

Non-operating expense, net				2,795

Earnings before income taxes				14,468
Income tax expense				5,303

Net earnings				$9,165

Total assets at period end	$1,382,584	$403,544	$60,349	$1,846,477	*

**	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $351,739,000.
We recorded the following pre-tax amounts, by operating segment, for depreciation and amortization, in the accompanying consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2011	2010

North America	$7,685	$7,881
EMEA	1,721	1,693
APAC	212	169

Total	$9,618	$9,743

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q
Quarterly Overview
We are a leading provider of information technology (“IT”) hardware, software and services to small, medium and large businesses and public sector institutions in North America, Europe, the Middle East, Africa and Asia-Pacific. Currently, our offerings in North America and the United Kingdom include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and software-related services.
Strong momentum in IT spending continued in the first quarter of 2011, resulting in double digit sales growth for the fourth consecutive quarter. Consolidated net sales were $1.22 billion in the first quarter of 2011, an increase of 18% from $1.03 billion in the first quarter of 2010. Gross profit for the three months ended March 31, 2011 increased 12% to $162.5 million, and gross margin declined 70 basis points to 13.3%. On a consolidated basis, we reported earnings from operations of $22.9 million, net earnings of $13.1 million and diluted earnings per share of $0.28 for the first quarter of 2011. This compares to earnings from operations of $17.3 million, net earnings of $9.2 million and diluted earnings per share of $0.20 for the first quarter of 2010.
Details about segment results of operations can be found in Note 11 to the Consolidated Financial Statements in Part I, Item 1 of this report.
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
Critical Accounting Estimates
General
Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). For a summary of significant accounting policies, see Note 1 to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2010. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results, however, may differ from estimates we have made. Members of our senior management have discussed the critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.
There have been no changes to the items disclosed as critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Results of Operations
The following table sets forth for the periods presented certain financial data as a percentage of net sales for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
Net sales	100.0%	100.0%
Costs of goods sold	86.7	86.0

Gross profit	13.3	14.0
Selling and administrative expenses	11.4	12.3
Severance and restructuring expenses	0.0	0.0

Earnings from operations	1.9	1.7
Non-operating expense, net	0.1	0.3

Earnings before income taxes	1.8	1.4
Income tax expense	0.7	0.5

Net earnings	1.1%	0.9%

Throughout this “Results of Operations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we refer to changes in net sales, gross profit and selling and administrative expenses in EMEA and APAC excluding the effects of foreign currency movements. In computing these change amounts and percentages, we compare the current year amount as translated into U.S. dollars under the applicable accounting standards to the prior year amount in local currency translated into U.S. dollars utilizing the average translation rate for the current quarter.
Net Sales. Net sales for the three months ended March 31, 2011 increased 18% compared to the three months ended March 31, 2010. Our net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended
	March 31,		%
	2011	2010	Change
North America	$847,039	$688,294	23%
EMEA	336,977	317,293	6%
APAC	35,880	29,034	24%

Consolidated	$1,219,896	$1,034,621	18%

Net sales in North America increased 23%, or $158.7 million, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Net sales of hardware, software and services increased 19%, 33% and 22%, respectively, year over year. The software results were driven by strong demand for data protection, security and business productivity products in both the commercial and public sector client groups. We also continued to see strong demand in hardware for notebooks, desktops and accessories, particularly in the large enterprise and corporate client groups. Overall, the increases in all categories resulted from higher volume with the year over year improvement in the demand environment for IT products.
Net sales in EMEA increased 6%, or $19.7 million, in U.S. dollars, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Excluding the effects of foreign currency movements, net sales were up 4% compared to the first quarter of last year. EMEA’s growth rate lags our growth rate in North America and APAC as the European economy has recovered more slowly post- recession than in our other markets. Net sales of hardware were flat year over year in U.S. dollars, down 3% excluding the effects of foreign currency movements, as growth rates have moderated somewhat due to a decrease in spending in the public sector market. Software net sales increased 10% year over year in U.S. dollars, 8% excluding the effects of foreign currency movements, due primarily to higher volume and new client engagements. Net sales of services increased 26% year over year in U.S. dollars, 23% excluding the effects of foreign currency movements, due primarily to higher volume.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Our APAC segment recognized net sales of $35.9 million for the three months ended March 31, 2011, a year over year increase of 24% from the three months ended March 31, 2010 in U.S. dollars, 13% excluding the effects of foreign currency movements. The increase primarily resulted from an increase in sales to public sector clients in the 2011 quarter.
The percentage of net sales by category for North America, EMEA and APAC were as follows for the three months ended March 31, 2011 and 2010:

	North America		EMEA		APAC
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
Sales Mix	2011	2010	2011	2010	2011	2010
Hardware	64%	66%	36%	38%	1%	—
Software	29%	27%	62%	60%	95%	98%
Services	7%	7%	2%	2%	4%	2%

	100%	100%	100%	100%	100%	100%

Currently, our offerings in North America and the United Kingdom include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and software-related services.
Gross Profit. Gross profit for the three months ended March 31, 2011 increased 12% compared to the three months ended March 31, 2010, with a 70 basis point decrease in gross margin. Our gross profit and gross profit as a percentage of net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended March 31,
		% of		% of
	2011	Net Sales	2010	Net Sales
North America	$109,460	12.9%	$98,947	14.4%
EMEA	47,215	14.0%	41,261	13.0%
APAC	5,805	16.2%	4,837	16.7%

Consolidated	$162,480	13.3%	$145,045	14.0%

North America’s gross profit for the three months ended March 31, 2011 increased 11% compared to the three months ended March 31, 2010, but, as a percentage of net sales, gross margin decreased 150 basis points year to year, due primarily to a decrease in margin contributed by services sales of 58 basis points, a decrease in margin related to a lower mix of agency fees for enterprise software agreements of 50 basis points, a 27 basis point decrease in product margin, which includes vendor funding and freight, and an increase in the write-downs of inventories as a percentage of sales which decreased margin by 10 basis points. The decrease in product margin year to year was primarily related to unrecoverable freight expenses. Included in the decrease in product margin year to year is a 22 basis point decline in margin attributable to the extinguishment of certain restatement-related trade credits during the prior year quarter that did not recur in the first quarter of 2011.
EMEA’s gross profit increased 14% in U.S. dollars for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Excluding the effects of foreign currency movements, gross profit was up 12% compared to the first quarter of last year. As a percentage of net sales, gross margin increased 100 basis points due primarily to an increase in product margin, which includes vendor funding, of 52 basis points, an increase in agency fees for enterprise software agreement renewals contributing an increase in margin of 36 basis points and an increase in margin contributed by services sales of 9 basis points. These increases in margin were primarily the result of a change in the mix of business year over year to a higher mix of commercial business in the three months ended March 31, 2011 compared to more lower margin public sector business in the three months ended March 31, 2010.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
APAC’s gross profit increased 20% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Excluding the effects of foreign currency movements, gross profit increased 10% compared to the first quarter of last year. As a percentage of net sales, gross margin declined by 50 basis points, primarily due to the effect of an increase in the mix of public sector business, which is typically transacted at lower margins, as well as the effects of the prior year release of a sales tax reserve of approximately $480,000 upon settlement with the local taxing authorities in the first quarter of 2010.
Operating Expenses.
Selling and Administrative Expenses. Selling and administrative expenses increased $11.4 million, or 9%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Selling and administrative expenses as a percent of net sales by operating segment for the three months ended March 31, 2011 and 2010 were as follows (dollars in thousands):

	Three Months Ended March 31,
		% of		% of
	2011	Net Sales	2010	Net Sales
North America	$92,581	10.9%	$84,863	12.3%
EMEA	41,052	12.2%	38,399	12.1%
APAC	5,468	15.2%	4,449	15.3%

Consolidated	$139,101	11.4%	$127,711	12.3%

North America’s selling and administrative expenses increased 9%, or $7.7 million, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Salaries and benefits, including stock-based compensation, associated with investments in headcount and related benefits accounted for approximately $3.2 million of the increase, and higher variable compensation linked with increasing net sales accounted for approximately $2.7 million of the increase. During the three months ended March 31, 2011, as expected, we incurred incremental selling and administrative expenses associated with the North America IT systems integration project. In addition, we incurred a non-cash charge of approximately $1.4 million during the quarter to write-off certain computer software development costs that will not be placed into service as a result of the North America IT systems integration project. Although selling and administrative expenses increased year over year, selling and administrative expenses as a percentage of net sales declined 140 basis points to 10.9% of net sales for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The decline is primarily attributable to the benefits of ongoing expense management efforts.
EMEA’s selling and administrative expenses increased 7%, or $2.7 million in U.S. dollars, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, increasing slightly by 10 basis points year over year as a percent of net sales to 12.2%. Excluding the effects of foreign currency movements, selling and administrative expenses increased 5% compared to the first quarter of last year. This increase year over year was primarily driven by higher variable compensation on increased net sales as well as increases in salaries and benefits due to investments in headcount and related benefits in the first quarter of 2011.
APAC’s selling and administrative expenses increased 23% or $1.0 million in U.S. dollars, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, decreasing slightly by 10 basis points year over year as a percent of net sales to 15.2%. Excluding the effects of foreign currency movements, selling and administrative expenses increased 12% compared to the first quarter of last year. The increase year over year was primarily driven by increases in salaries and benefits due to investments in headcount in the first quarter of 2011.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Severance and Restructuring Expenses. During the three months ended March 31, 2011, North America and EMEA recorded net severance expense of $321,000 and $203,000 related to ongoing restructuring efforts. During the quarter, $239,000 in new severance costs in EMEA were offset partially by $36,000 of adjustments to prior severance accruals due to current period changes in estimates. Comparatively, during the three months ended March 31, 2010, EMEA recorded net severance expense of $71,000, representing $306,000 in new severance costs offset in large part by $235,000 of adjustments to prior severance accruals dues to changes in estimates during the period.
Non-Operating (Income) Expense.
Interest Income. Interest income for the three months ended March 31, 2011 and 2010 was generated through cash equivalent short-term investments. The increase in interest income year over year is primarily due to increases in cash balances.
Interest Expense. Interest expense for the three months ended March 31, 2011 and 2010 primarily relates to borrowings under our financing facilities and capital lease obligation and imputed interest under our inventory financing facility. The decrease in interest expense for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 is due primarily to the effect of decreases in the weighted average borrowings outstanding as we have used excess cash to pay down debt. These decreases were offset slightly by imputed interest under our inventory financing facility, which increased to $617,000 for the three months ended March 31, 2011 from $534,000 for the three months ended March 31, 2010 due to increased weighted average borrowings under the facility.
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
Income Tax Expense. Our effective tax rate for the three months ended March 31, 2011 was 39.1% compared to 36.7% for the three months ended March 31, 2010. The increase in our effective tax rate for the three months ended March 31, 2011 was primarily due to a revaluation of our deferred tax assets to reflect changes to statutory tax rates as a result of new legislation passed in certain states during the first quarter of 2011.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Liquidity and Capital Resources
The following table sets forth certain consolidated cash flow information for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net cash provided by operating activities	$83,626	$110,037
Net cash used in investing activities	(5,044)	(2,794)
Net cash used in financing activities	(68,020)	(87,360)
Foreign currency exchange effect on cash flow	6,262	(2,625)

Increase in cash and cash equivalents	16,824	17,258
Cash and cash equivalents at beginning of period	123,763	68,066

Cash and cash equivalents at end of period	$140,587	$85,324

Cash and Cash Flow
Our primary uses of cash during the three months ended March 31, 2011 were to fund working capital requirements, including repayments under our inventory financing facility, and to pay down debt. Operating activities in the three months ended March 31, 2011 provided $83.6 million in cash, a 24% decrease from the three months ended March 31, 2010. Our operating cash flows enabled us to make net repayments under our inventory financing facility of $46.9 million, to reduce our long-term debt under our revolving credit facilities by $20.0 million and to increase our cash balance by $16.8 million since December 31, 2010. Capital expenditures were $5.0 million for the three months ended March 31, 2011, an 81% increase over the three months ended March 31, 2010, primarily related to investments in our IT systems. Cash flows for the three months ended March 31, 2011 benefited $6.3 million from the foreign currency exchange effect on cash flows while cash flows for the three months ended March 31, 2010 were negatively affected by $2.6 million as a result of foreign currency exchange rates.
Net cash provided by operating activities. Cash flows from operations for the three months ended March 31, 2011 and 2010 reflect our net earnings, adjusted for non-cash items such as depreciation, amortization and stock-based compensation expense, as well as changes in accounts receivable, inventories, other current assets, accounts payable, deferred revenue and accrued expenses and other liabilities. For the 2011 period, the decreases in accounts receivable and accounts payable are due to the seasonal decrease in net sales from the fourth quarter to the first quarter. We increased inventory levels during the three months ended March 31, 2011 to support specific client engagements and a general increase in volume. The increase in accounts payable associated with the inventory purchases partially offset the seasonal decrease in accounts payable during the quarter discussed above. For the 2010 period, the decrease in accounts receivable reflects the effect of a large software transaction at the end of the 2009 first quarter that was not included in accounts receivable as of March 31, 2010. We received the invoice from the software license provider for the annual renewal of this same transaction in March 2010 and recorded the related payable as of March 31, 2010; however, under contractual terms, the sale to the client could not be invoiced until April 1, 2010. This transaction resulted in an approximate $52 million increase in other current assets. The increase in accounts payable in the 2010 period resulted primarily from the effect of the timing of certain scheduled payments to our largest supplier and continued enhanced management of working capital during the 2010 quarter.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Our consolidated cash flow operating metrics for the quarter ended March 31, 2011 and 2010 are as follows:

	2011	2010
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	75	72
Days inventory outstanding (“DIOs”) (b)	10	8
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(71)	(69)

Cash conversion cycle (days) (d)	14	11

(a)	Calculated as the balance of accounts receivable, net at the end of the period divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 90 days.

(b)	Calculated as average inventories divided by daily costs of goods sold. Average inventories is calculated as the sum of the balances of inventories at the beginning of the quarter plus inventories at the end of the quarter divided by two. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 90 days.

(c)	Calculated as the balances of accounts payable, which includes the inventory financing facility, at the end of the period divided by daily costs of goods sold. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 90 days.

(d)	Calculated as DSOs plus DIOs, less DPOs.
Our cash conversion cycle was 14 days in the quarter ended March 31, 2011 compared to 11 days in the quarter ended March 31, 2010. These results were primarily due to investments in inventory to support specific client engagements and a general increase in volume.
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
Net cash used in investing activities. Capital expenditures of $5.0 million and $2.8 million for the three months ended March 31, 2011 and 2010, respectively, primarily related to investments in our IT systems. We expect capital expenditures for the full year 2011 between $20.0 million and $25.0 million, primarily for the integration of our IT systems in North America onto a single platform over the next two years, the IT systems upgrade in our EMEA operations and other facility and technology related maintenance and upgrade projects.
Net cash used in financing activities. During the three months ended March 31, 2011, we made net repayments on our debt facilities that reduced our outstanding debt balances under our revolving credit facilities by $20.0 million, and we used $46.9 million to pay down our inventory financing facility in accordance with its payment terms. As of March 31, 2011, the current portion of our long-term debt relates to our capital lease obligation for certain IT equipment. During the three months ended March 31, 2010, we made net repayments on our debt facilities that reduced our outstanding debt balances by $67.0 million and made net repayments under our inventory financing facility of $19.8 million.
Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our senior revolving credit facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings (loss) plus (i) interest expense, less non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization and (iv) non-cash stock-based compensation (referred to herein as “adjusted earnings”). The maximum leverage ratio permitted under the agreements is 2.50 times trailing twelve-month adjusted earnings. We anticipate that we will be in compliance with our maximum leverage ratio requirements over the next four quarters. However, a significant drop in the Company’s adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below the Company’s consolidated maximum debt capacity. As a result of this limitation, of the $450.0 million of aggregate maximum debt capacity available under our senior revolving credit facility and our ABS facility, the Company’s debt balance that could have been outstanding as of March 31, 2011 was limited to $431.4 million based on 2.50 times the Company’s trailing twelve-month adjusted earnings. Our debt balance as of March 31, 2011 was $72.4 million, including our capital lease obligation.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
We anticipate that cash flows from operations, together with the funds available under our financing facilities will be adequate to support our presently anticipated cash and working capital requirements for operations over the next 12 months.
Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the U.S. For foreign entities not treated as branches for U.S. tax purposes, we do not provide for U.S. income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. As of March 31, 2011, we had approximately $119.0 million in cash and cash equivalents in certain of our foreign subsidiaries where we consider undistributed earnings for these foreign subsidiaries to be permanently reinvested. We used our excess cash balances in the U.S. to pay down debt as of March 31, 2011. As of March 31, 2011, the majority of our foreign cash resides in the Netherlands, the United Kingdom and Australia. Certain of these cash balances could and will be remitted to the U.S. by paying down intercompany payables generated in the ordinary course of business. This repayment would not change our policy to indefinitely reinvest earnings of its foreign subsidiaries. Our intention is that undistributed earnings will be used for general business purposes in the foreign jurisdictions as well as to fund our EMEA IT systems, various facility upgrades and the expansion of our sales of hardware and services, in addition to software, to clients in EMEA countries.
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
Contractual Obligations
There have been no material changes in our reported contractual obligations, as described under “Contractual Obligations” in “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

INSIGHT ENTERPRISES, INC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Other than the change in our open foreign currency forward contracts reflected below, there have been no material changes in our reported market risks, as described in “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.
The following table summarizes our open foreign currency forward contracts held at March 31, 2011. All U.S. dollar and foreign currency amounts (British Pounds and Swiss Francs) are presented in thousands.

	Buy	Sell
Foreign Currency	GBP	CHF
Foreign Amount	6,262	1,000
Exchange Rate	1.5970	1.2900
USD Equivalent	$10,000	$1,095
Weighted Average Maturity	Less than 1 month	Less than 1 month

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and determined that as of March 31, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
For a discussion of legal proceedings, see Note 10 to the Consolidated Financial Statements in Part I, Item 1 of this report. For an additional discussion of certain risks associated with legal proceedings, see “Risk Factors — We are subject to stockholder litigation and regulatory proceedings related to the restatement of our consolidated financial statements,” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

INSIGHT ENTERPRISES, INC.

Item 1A.	Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the three months ended March 31, 2011.
We have never paid a cash dividend on our common stock, and our senior revolving credit facility contains restrictions on the payment of cash dividends. We currently intend to reinvest all of our earnings into our business and do not intend to pay any cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
We did not repurchase any shares of our common stock during the three months ended March 31, 2011.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.
None.

Item 6.	Exhibits.
(a) Exhibits (unless otherwise noted, exhibits are filed herewith).

Exhibit No.		Description

3.1		Composite Certificate of Incorporation of Insight Enterprises, Inc. (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the year ended December 31, 2005).
3.2		Amended and Restated Bylaws of the Insight Enterprises, Inc. (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on January 14, 2008).
4.1		Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).
10.1	(1)	Employment Agreement between Insight Enterprises, Inc. and Mary E. Sculley, dated as of April 11, 2011.
10.2	(1)	Offer of employment letter to Mary E. Sculley, dated March 28, 2011.
31.1		Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14.
31.2		Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14.
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Management contract or compensatory plan or arrangement.

INSIGHT ENTERPRISES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2011	INSIGHT ENTERPRISES, INC.

	By:	/s/ Kenneth T. Lamneck Kenneth T. Lamneck
President and Chief Executive Officer
(Duly Authorized Officer)

	By:	/s/ Glynis A. Bryan Glynis A. Bryan
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ David C. Olsen David C. Olsen
Corporate Controller
(Principal Accounting Officer)