Form 10-Q
period 2011-06-30
INSIGHT ENTERPRISES INC
filed 2011-08-04
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2011
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock as of July 29, 2011 was 45,296,289.

INSIGHT ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
Three Months Ended June 30, 2011

INSIGHT ENTERPRISES, INC.
FORWARD-LOOKING INFORMATION
Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect net sales, gross profit, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows, working capital needs, sources and uses, cash needs and the sufficiency of our capital resources and the payment of accrued expenses and liabilities; details of our business strategy and our strategic initiatives; projections of capital expenditures; our intentions not to pay dividends; the availability of financing and our needs or plans relating thereto; our plans relating to products and services; the effect of new accounting principles or changes in accounting principles; the effect of indemnification obligations and other off-balance sheet arrangements; projections about the outcome of ongoing tax audits; statements related to accounting estimates, including estimated stock-based compensation award forfeitures and the realization of deferred tax assets; the timing of amortization of stock-based compensation expense and accrued severance and restructuring costs; projections of compliance with debt covenants; our intention to reinvest undistributed earnings of foreign subsidiaries; our expectations regarding seasonality; our positions and strategies with respect to ongoing and threatened litigation, including those matters identified in “Legal Proceedings” in Part II, Item 1 of this report; our intentions regarding our stock repurchase program; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that the results discussed in the forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:
•	our reliance on partners for product availability and competitive products to sell as well as our competition with our partners;
•	our reliance on partners for marketing funds and purchasing incentives;
•	disruptions in our information technology (“IT”) systems and voice and data networks, including risks and costs associated with the integration and upgrade of our IT systems;
•	general economic conditions, including concerns regarding our ability to collect our accounts receivable and client credit constraints;
•	actions of our competitors, including manufacturers and publishers of products we sell;
•	changes in the IT industry and/or rapid changes in product standards;
•	failure to comply with the terms and conditions of our commercial and public sector contracts;
•	stockholder litigation and regulatory proceedings related to the restatement of our consolidated financial statements;
•	the availability of future financing and our ability to access and/or refinance our credit facilities;
•	the security of our electronic and other confidential information;
•	the variability of our net sales and gross profit;
•	the risks associated with our international operations;
•	exposure to changes in, interpretations of, or enforcement trends related to tax rules and regulations;
•	our dependence on key personnel; and
•	intellectual property infringement claims and challenges to our registered trademarks and trade names.
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
INSIGHT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$115,203	$123,763
Accounts receivable, net of allowances for doubtful accounts of $18,711 and $17,540, respectively	1,256,014	1,135,951
Inventories	117,989	106,734
Inventories not available for sale	39,410	50,677
Deferred income taxes	21,533	23,283
Other current assets	32,148	49,289

Total current assets	1,582,297	1,489,697

Property and equipment, net of accumulated depreciation of $198,093 and $183,809, respectively	138,943	141,399
Goodwill	16,474	16,474
Intangible assets, net of accumulated amortization of $60,581 and $50,755, respectively	64,477	69,081
Deferred income taxes	70,952	73,796
Other assets	15,107	12,836

	$1,888,250	$1,803,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$886,747	$881,688
Accrued expenses and other current liabilities	184,672	187,457
Current portion of long-term debt	1,007	997
Deferred revenue	53,993	67,373

Total current liabilities	1,126,419	1,137,515

Long-term debt	142,113	91,619
Deferred income taxes	4,680	5,011
Other liabilities	23,232	24,167

	1,296,444	1,258,312

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 45,886 shares at June 30, 2011 and 46,325 shares at December 31, 2010 issued and outstanding	459	463
Additional paid-in capital	372,790	377,277
Retained earnings	190,691	149,349
Accumulated other comprehensive income — foreign currency translation adjustments	27,866	17,882

Total stockholders’ equity	591,806	544,971

	$1,888,250	$1,803,283

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net sales	$1,468,960	$1,266,913	$2,688,856	$2,301,534
Costs of goods sold	1,264,781	1,093,108	2,322,197	1,982,684

Gross profit	204,179	173,805	366,659	318,850
Operating expenses:
Selling and administrative expenses	146,386	127,830	285,487	255,541
Severance and restructuring expenses	3,405	1,318	3,929	1,389

Earnings from operations	54,388	44,657	77,243	61,920
Non-operating (income) expense:
Interest income	(400)	(179)	(758)	(306)
Interest expense	1,644	1,691	3,456	4,058
Net foreign currency exchange (gain) loss	(686)	404	(1,164)	613
Other expense, net	383	403	789	749

Earnings before income taxes	53,447	42,338	74,920	56,806
Income tax expense	18,099	15,424	26,505	20,727

Net earnings	$35,348	$26,914	$48,415	$36,079

Net earnings per share:
Basic	$0.76	$0.58	$1.04	$0.78

Diluted	$0.75	$0.58	$1.03	$0.77

Shares used in per share calculations:
Basic	46,609	46,238	46,559	46,156

Diluted	47,052	46,739	47,117	46,691

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net earnings	$48,415	$36,079
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	19,125	19,020
Provision for losses on accounts receivable	2,254	(423)
Write-downs of inventories	4,432	2,764
Write-off of computer software development costs	1,390	—
Non-cash stock-based compensation	3,823	2,862
Excess tax benefit from employee gains on stock-based compensation	(1,541)	(908)
Deferred income taxes	3,768	6,572
Changes in assets and liabilities:
Increase in accounts receivable	(93,498)	(49,556)
Increase in inventories	(4,002)	(2,146)
Decrease (increase) in other current assets	17,691	(4,184)
Increase in other assets	(1,832)	(3,344)
Increase in accounts payable	18,556	153,368
Decrease in deferred revenue	(14,779)	(3,848)
Decrease in accrued expenses and other liabilities	(7,220)	(27,218)

Net cash (used in) provided by operating activities	(3,418)	129,038

Cash flows from investing activities:
Payment of additional purchase price consideration for Calence	—	(5,123)
Purchases of property and equipment	(10,395)	(8,311)

Net cash used in investing activities	(10,395)	(13,434)

Cash flows from financing activities:
Borrowings on senior revolving credit facility	661,000	514,000
Repayments on senior revolving credit facility	(610,000)	(580,000)
Borrowings on accounts receivable securitization financing facility	—	25,000
Repayments on accounts receivable securitization financing facility	—	(25,000)
Payments on capital lease obligation	(496)	(435)
Net repayments under inventory financing facility	(37,975)	(8,123)
Proceeds from sales of common stock under employee stock plans	23	35
Excess tax benefit from employee gains on stock-based compensation	1,541	908
Payment of payroll taxes on stock-based compensation through shares withheld	(2,522)	(1,246)
Repurchases of common stock	(14,149)	—

Net cash used in financing activities	(2,578)	(74,861)

Foreign currency exchange effect on cash flows	7,831	(10,669)

(Decrease) increase in cash and cash equivalents	(8,560)	30,074
Cash and cash equivalents at beginning of period	123,763	68,066

Cash and cash equivalents at end of period	$115,203	$98,140

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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2011, our results of operations for the three and six months ended June 30, 2011 and 2010 and our cash flows for the six months ended June 30, 2011 and 2010. The consolidated balance sheet as of December 31, 2010 was derived from the audited consolidated balance sheet at such date. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission (“SEC”) and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net earnings	$35,348	$26,914	$48,415	$36,079

Denominator:
Weighted average shares used to compute basic EPS	46,609	46,238	46,559	46,156
Dilutive potential common shares due to dilutive options and restricted stock units, net of tax effect	443	501	558	535

Weighted average shares used to compute diluted EPS	47,052	46,739	47,117	46,691

Net earnings per share:
Basic	$0.76	$0.58	$1.04	$0.78

Diluted	$0.75	$0.58	$1.03	$0.77

For the three months ended June 30, 2011 and 2010, 207,000 and 354,000, respectively, of weighted average outstanding stock options were not included in the diluted EPS calculations because the exercise prices of these options were greater than the average market price of our common stock during the respective periods. For the six months ended June 30, 2011 and 2010, the excluded weighted average outstanding stock options were 216,000 and 446,000, respectively.
3. Debt, Capital Lease Obligation and Inventory Financing Facility
Debt
Our long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2011	2010
Senior revolving credit facility	$141,000	$90,000
Accounts receivable securitization financing facility	—	—
Capital lease obligation	2,120	2,616

Total	143,120	92,616
Less: current portion of obligation under capital lease	(1,007)	(997)
Less: current portion of revolving credit facilities	—	—

Long-term debt	$142,113	$91,619

Our senior revolving credit facility has a maximum borrowing capacity of $300,000,000 and matures April 1, 2013.
Our accounts receivable securitization financing facility (the “ABS facility”) has a maximum borrowing capacity of $150,000,000 and matures on April 1, 2013. While the ABS facility has a stated maximum amount, the actual availability under the ABS facility is limited by the quantity and quality of the underlying accounts receivable. As of June 30, 2011, availability under the ABS facility was $150,000,000.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our senior revolving credit facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings (loss) plus (i) interest expense, less non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization and (iv) non-cash stock-based compensation (referred to herein as “adjusted earnings”). The maximum leverage ratio permitted under the agreements is 2.50 times trailing twelve-month adjusted earnings. A significant drop in the Company’s adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below the Company’s consolidated maximum debt capacity. As a result of this limitation, of the $450,000,000 of aggregate maximum debt capacity available under our senior revolving credit facility and our ABS facility, the Company’s debt balance that could have been outstanding as of June 30, 2011 was equal to the maximum available under the facilities of $450,000,000.
Our financing facilities contain various covenants, including the requirement that we comply with maximum leverage, minimum fixed charge and minimum asset coverage ratio requirements and meet monthly, quarterly and annual reporting requirements. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified period of time. At June 30, 2011, we were in compliance with all such covenants.
Capital Lease Obligation
The present value of minimum lease payments under our capital lease and the current portion thereof are included in our debt balances as summarized in the table above. The value of the IT equipment held under the capital lease of $3,867,000 is included in property and equipment, with accumulated amortization on the capital lease assets of $1,785,000 and $1,283,000 as of June 30, 2011 and December 31, 2010, respectively.
Inventory Financing Facility
As of June 30, 2011 and December 31, 2010, $97,137,000 and $135,112,000, respectively, was included in accounts payable within the consolidated balance sheets related to our inventory financing facility.
4. Income Taxes
Our effective tax rate for the three and six months ended June 30, 2011 was 33.9% and 35.4%, respectively. For the three months ended June 30, 2011, our effective tax rate was lower than the United States federal statutory rate of 35.0% due primarily to lower taxes on earnings in foreign jurisdictions and the release of a valuation allowance in the United Kingdom, partially offset by state income taxes, net of federal tax. For the six months ended June 30, 2011, our effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to state income taxes, net of federal tax, partially offset by lower taxes on earnings in foreign jurisdictions as well as the release of a valuation allowance in the United Kingdom.
Our effective tax rate for the three and six months ended June 30, 2010 was 36.4% and 36.5%, respectively. For the three and six months ended June 30, 2010, our effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to state income taxes, net of federal tax, partially offset by lower taxes on earnings in foreign jurisdictions.
As of June 30, 2011 and December 31, 2010, we had $6,230,000 and $6,013,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $568,000 and $425,000 relate to accrued interest as of June 30, 2011 and December 31, 2010, respectively.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
5. Severance and Restructuring Activities
Severance Costs Expensed for 2011 Resource Actions
During the three months ended June 30, 2011, North America and EMEA recorded severance expense totaling $1,164,000 and $2,286,000, respectively, and during the six months ended June 30, 2011, North America and EMEA recorded severance expense totaling $1,485,000 and $2,525,000, respectively, related to 2011 resource actions. The charges were associated with severance for the elimination of certain positions based on a re-alignment of roles and responsibilities. The remaining outstanding obligations as of June 30, 2011 of $926,000 and $2,333,000 for North America and EMEA, respectively, are expected to be paid during the year ending December 31, 2011 and are therefore included in accrued expenses and other current liabilities.
Severance Costs Expensed for 2010 Resource Actions
During the year ended December 31, 2010, North America and EMEA recorded severance expense totaling $2,003,000 and $1,476,000, respectively, relating to 2010 resource actions. The North America charge was part of the roll-out of our new sales engagement model and plans to add new leadership in key areas, and the EMEA charge was associated with severance for the elimination of certain positions based on a re-alignment of roles and responsibilities.
The following table details the 2011 activity and the outstanding obligation related to the 2010 resource actions as of June 30, 2011 (in thousands):

	North America	EMEA	Consolidated
Balance at December 31, 2010	$1,166	$575	$1,741
Foreign currency translation adjustments	—	70	70
Adjustments	(45)	(36)	(81)
Cash payments	(488)	(200)	(688)

Balance at June 30, 2011	$633	$409	$1,042

In North America, adjustments totaling $45,000 were recorded as a reduction to severance and restructuring expense during the three months ended June 30, 2011 and a reduction of the related severance accrual due to changes in estimates as cash payments were made. No adjustments were recorded for EMEA during the three months ended June 30, 2011. In North America and EMEA, adjustments totaling $45,000 and $36,000, respectively, were recorded as a reduction to severance and restructuring expense during the six months ended June 30, 2011 and a reduction of the related severance accrual due to changes in estimates as cash payments were made. All remaining outstanding obligations are expected to be paid during 2011 and are therefore included in accrued expenses and other current liabilities.
Prior Resource Actions
In prior years, as a result of ongoing restructuring efforts to reduce operating expenses, certain severance costs were recorded in each of our operating segments. The only remaining outstanding obligations related to these prior resource actions as of December 31, 2010 were in our EMEA segment. As of June 30, 2011 and December 31, 2010, the total liability remaining for unpaid severance costs associated with resource actions prior to 2010 in our EMEA segment was approximately $1,188,000 and $1,113,000, respectively. The increase in this total liability during the six months ended June 30, 2011 was attributable to foreign currency translation adjustments. All remaining outstanding obligations are expected to be paid in the next twelve months and are therefore included in accrued expenses and other current liabilities.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
6. Stock-Based Compensation
We recorded the following pre-tax amounts for stock-based compensation, by operating segment, in our consolidated financial statements (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
North America	$1,399	$1,247	$2,821	$2,189
EMEA	468	359	892	597
APAC	61	42	110	76

Total	$1,928	$1,648	$3,823	$2,862

Stock Options
The following table summarizes our stock option activity during the six months ended June 30, 2011:

				Weighted
			Aggregate	Average
		Weighted	Intrinsic Value	Remaining
	Number	Average	(in-the-money	Contractual
	Outstanding	Exercise Price	options)	Life (in years)
Outstanding at January 1, 2011	243,452	$17.99
Granted	—	—
Exercised	(1,600)	14.14	$5,986

Forfeited or expired	(37,747)	19.67

Outstanding at June 30, 2011	204,105	17.71	$13,239	1.45

Exercisable at June 30, 2011	204,105	17.71	$13,239	1.45

Vested and expected to vest	204,105	17.71	$13,239	1.45

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $17.71 as of June 30, 2011, which would have been received by the option holders had all option holders exercised options and sold the underlying shares on that date.
As of June 30, 2011, all outstanding options are exercisable, including 200,000 options with an exercise price of $17.77 and a remaining contractual life of 1.47 years. The remaining 4,105 outstanding options have exercise prices ranging from $14.00 to $21.67 and a weighted average remaining contractual life of 0.24 years.
As of December 31, 2010, all stock options had vested and total compensation cost related to all previously granted stock options had been recognized. For the three and six months ended June 30, 2010, we recorded stock-based compensation expense related to stock options, net of an estimate of forfeitures, of $92,000 and $183,000, respectively.
Restricted Stock
For the three months ended June 30, 2011 and 2010, we recorded stock-based compensation expense, net of estimated forfeitures, related to restricted stock units (“RSUs”) of $1,928,000 and $1,556,000, respectively. For the six months ended June 30, 2011 and 2010, we recorded stock-based compensation expense, net of an estimate of forfeitures, related to RSUs of $3,823,000 and $2,679,000, respectively. As of June 30, 2011, total compensation cost not yet recognized related to nonvested RSUs is $14,720,000, which is expected to be recognized over the next 1.25 years on a weighted-average basis.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes our RSU activity during the six months ended June 30, 2011:

		Weighted Average
	Number	Grant Date Fair Value	Fair Value
Nonvested at January 1, 2011	1,599,376	$9.99
Granted	524,374	18.14
Vested, including shares withheld to cover taxes	(575,682)	9.24	$9,512,322	(a)

Forfeited	(89,802)	10.29

Nonvested at June 30, 2011	1,458,266	13.20	$25,825,891	(b)

Expected to vest	1,350,277		$23,913,406	(b)

(a)
The fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

(b)
The aggregate fair value represents the total pre-tax fair value, based on our closing stock price of $17.71 as of June 30, 2011, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

During the six months ended June 30, 2011 and 2010, the RSUs that vested for teammates in the United States were net-share settled such that we withheld shares with value equivalent to the teammates’ minimum statutory United States tax obligations for the applicable income and other employment taxes and remitted the corresponding cash amount to the appropriate taxing authorities. The total shares withheld during the six months ended June 30, 2011 and 2010 of 142,551 and 93,473, respectively, were based on the value of the RSUs on their vesting date as determined by our closing stock price on such vesting date. For the six months ended June 30, 2011 and 2010, total payments for the employees’ tax obligations to the taxing authorities were $2,522,000 and $1,246,000, respectively, and are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the economic effect of repurchases of common stock as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent a repurchase of shares or an expense to us.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes our derivative financial instruments as of June 30, 2011 and December 31, 2010 (in thousands):

		June 30, 2011		December 31, 2010
		Asset	Liability	Asset	Liability
		Derivatives	Derivatives	Derivatives	Derivatives
	Balance Sheet Location	Fair Value	Fair Value	Fair Value	Fair Value
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$155	$—	$28	$—
Foreign exchange forward contracts	Accrued expenses and other current liabilities	—	—	—	91

Total derivatives not designated as hedging instruments		$155	$—	$28	$91

The following table summarizes the effect of our derivative financial instruments on our results of operations during the three and six months ended June 30, 2011 and 2010 (in thousands):

Derivatives Not Designated as	Location of Gain Recognized in	Amount of Gain Recognized in
Hedging Instruments	Earnings on Derivatives	Earnings on Derivatives
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2011	2010	2011	2010
Foreign exchange forward contracts	Net foreign currency exchange gain	$(256)	$(1,063)	$(600)	$(1,461)

Total		$(256)	$(1,063)	$(600)	$(1,461)

8. Fair Value Measurements
The following table summarizes the valuation of our financial instruments by the following three categories as of June 30, 2011 and December 31, 2010 (in thousands):
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

		June 30, 2011		December 31, 2010
			Non-qualified		Non-qualified
			Deferred		Deferred
		Foreign	Compensation	Foreign	Compensation
		Exchange	Plan	Exchange	Plan
Balance Sheet Classification		Derivatives	Investments	Derivatives	Investments
Other current assets	Level 1	$—	$1,242	$—	$1,245
	Level 2	155	—	28	—
	Level 3	—	—	—	—

		$155	$1,242	$28	$1,245

Accrued expenses and other current liabilities	Level 1	$—	$—	$—	$—
	Level 2	—	—	91	—
	Level 3	—	—	—	—

		$—	$—	$91	$—

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
9. Comprehensive Income
Comprehensive income for the three and six months ended June 30, 2011 and 2010 includes the following component (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net earnings	$35,348	$26,914	$48,415	$36,079
Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,961	(8,044)	9,984	(15,163)

Total comprehensive income	$37,309	$18,870	$58,399	$20,916

10. Share Repurchase Program
On May 26, 2011, we announced that our Board of Directors had authorized the repurchase of up to $50,000,000 of our common stock. Any share repurchases will be made on the open market, through block trades, through 10b5-1 plans or otherwise. The amount of shares purchased and the timing of the purchases will be based on working capital requirements, general business conditions and other factors. We intend to retire the repurchased shares. During the three months ended June 30, 2011, we purchased in open market transactions 873,261 shares of our common stock at a total cost of approximately $14,149,000 (an average price of $16.20 per share). All shares repurchased to date have been retired as of June 30, 2011.
11. Commitments and Contingencies
Contractual
In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of June 30, 2011, we had approximately $12,609,000 of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse them.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Management believes that payments, if any, related to these indemnifications are not probable at June 30, 2011. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
In August 2010, in connection with an investigation being conducted by the United States Department of Justice (the “DOJ”), our subsidiary, Calence, LLC, received a subpoena from the Office of the Inspector General of the Federal Communications Commission (the “FCC OIG”) requesting documents and information related to the expenditure, by the Universal Service Administration Company, of funds under the E-Rate program. The E-Rate program provides schools and libraries with discounts to obtain affordable telecommunications and internet access and related hardware and software. We are cooperating with the DOJ and FCC OIG and are in the process of responding to the subpoena, and, based on the information available at this time, the Company is not able to estimate what the possible loss or range of loss might be, if any, at this time. The Company is pursuing its rights under the Calence acquisition agreements to indemnification for losses that may arise out of or result from this matter, including our fees and expenses for responding to the subpoena.
Aside from the matters discussed above, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations or liquidity.
12. Segment Information
We operate in three reportable geographic operating segments: North America; EMEA; and APAC. Currently, our offerings in North America and the United Kingdom include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and select software-related services. Net sales by product or service type for North America, EMEA and APAC were as follows for the three and six months ended June 30, 2011 and 2010 (in thousands):

	North America		EMEA		APAC
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
Sales Mix	2011	2010	2011	2010	2011	2010
Hardware	$615,697	$528,295	$104,819	$98,330	$453	$352
Software	310,817	285,974	291,952	256,614	74,858	40,380
Services	62,809	51,232	6,108	4,266	1,447	1,470

	$989,323	$865,501	$402,879	$359,210	$76,758	$42,202

	North America		EMEA		APAC
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
Sales Mix	2011	2010	2011	2010	2011	2010
Hardware	$1,157,345	$982,746	$225,935	$219,562	$632	$410
Software	556,387	470,965	502,092	448,124	108,971	68,900
Services	122,630	100,084	11,829	8,817	3,035	1,926

	$1,836,362	$1,553,795	$739,856	$676,503	$112,638	$71,236

All intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments and on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the three or six months ended June 30, 2011.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
A portion of our operating segments’ selling and administrative expenses arise from shared services and infrastructure that we provide to them in order to realize economies of scale. These expenses, collectively identified as corporate charges, include senior management expenses, internal audit, legal, tax, insurance services, treasury and other corporate infrastructure expenses. Charges are allocated to our operating segments, and the allocations have been determined on a basis that we considered to be a reasonable reflection of the utilization of services provided to or benefits received by the operating segments.
The tables below present information about our reportable operating segments as of and for the three months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30, 2011
	North America	EMEA	APAC	Consolidated
Net sales	$989,323	$402,879	$76,758	$1,468,960
Costs of goods sold	857,184	343,021	64,576	1,264,781

Gross profit	132,139	59,858	12,182	204,179
Operating expenses:
Selling and administrative expenses	94,994	44,606	6,786	146,386
Severance and restructuring expenses	1,119	2,286	—	3,405

Earnings from operations	$36,026	$12,966	$5,396	54,388

Non-operating expense, net				941

Earnings before income taxes				53,447
Income tax expense				18,099

Net earnings				$35,348

Total assets at period end	$1,454,329	$602,727	$128,824	$2,185,880	*

*	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $297,630,000.

	Three Months Ended June 30, 2010
	North America	EMEA	APAC	Consolidated
Net sales	$865,501	$359,210	$42,202	$1,266,913
Costs of goods sold	745,877	312,727	34,504	1,093,108

Gross profit	119,624	46,483	7,698	173,805
Operating expenses:
Selling and administrative expenses	86,366	36,491	4,973	127,830
Severance and restructuring expenses	943	375	—	1,318

Earnings from operations	$32,315	$9,617	$2,725	44,657

Non-operating expense, net				2,319

Earnings before income taxes				42,338
Income tax expense				15,424

Net earnings				$26,914

Total assets at period end	$1,408,031	$498,976	$64,595	$1,971,602	**

**	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $350,554,000.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The tables below present information about our reportable operating segments as of and for the six months ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended June 30, 2011
	North America	EMEA	APAC	Consolidated
Net sales	$1,836,362	$739,856	$112,638	$2,688,856
Costs of goods sold	1,594,763	632,783	94,651	2,322,197

Gross profit	241,599	107,073	17,987	366,659
Operating expenses:
Selling and administrative expenses	187,575	85,658	12,254	285,487
Severance and restructuring expenses	1,440	2,489	—	3,929

Earnings from operations	$52,584	$18,926	$5,733	77,243

Non-operating expense, net				2,323

Earnings before income taxes				74,920
Income tax expense				26,505

Net earnings				$48,415

Total assets at period end	$1,454,329	$602,727	$128,824	$2,185,880	*

*	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $297,630,000.

	Six Months Ended June 30, 2010
	North America	EMEA	APAC	Consolidated
Net sales	$1,553,795	$676,503	$71,236	$2,301,534
Costs of goods sold	1,335,224	588,759	58,701	1,982,684

Gross profit	218,571	87,744	12,535	318,850
Operating expenses:
Selling and administrative expenses	171,229	74,890	9,422	255,541
Severance and restructuring expenses	943	446	—	1,389

Earnings from operations	$46,399	$12,408	$3,113	61,920

Non-operating expense, net				5,114

Earnings before income taxes				56,806
Income tax expense				20,727

Net earnings				$36,079

Total assets at period end	$1,408,031	$498,976	$64,595	$1,971,602	**

**	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $350,554,000.
We recorded the following pre-tax amounts, by operating segment, for depreciation and amortization, in the accompanying consolidated financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
North America	$7,549	$7,602	$15,234	$15,483
EMEA	1,746	1,503	3,467	3,196
APAC	212	172	424	341

Total	$9,507	$9,277	$19,125	$19,020

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Strong momentum in IT spending continued in the second quarter of 2011, resulting in double digit sales growth for the fifth consecutive quarter. Consolidated net sales were $1.47 billion in the second quarter of 2011, an increase of 16% from $1.27 billion in the second quarter of 2010. Gross profit for the three months ended June 30, 2011 increased 17% to $204.2 million, and gross margin increased 20 basis points to 13.9%. On a consolidated basis, we reported earnings from operations of $54.4 million, net earnings of $35.3 million and diluted earnings per share of $0.75 for the second quarter of 2011. This compares to earnings from operations of $44.7 million, net earnings of $26.9 million and diluted earnings per share of $0.58 for the second quarter of 2010.
Our consolidated results of operations for the second quarter of 2011 include $3.4 million, $2.3 million net of tax, of severance expense, compared to $1.3 million, $844,000 net of tax, recorded during the second quarter of 2010. Net of tax amounts were computed using the statutory tax rate for the taxing jurisdictions in the operating segment in which the related expenses were recorded.
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
Results of Operations
The following table sets forth for the periods presented certain financial data as a percentage of net sales for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	86.1	86.3	86.4	86.1

Gross profit	13.9	13.7	13.6	13.9
Selling and administrative expenses	10.0	10.1	10.6	11.1
Severance and restructuring expenses	0.2	0.1	0.1	0.1

Earnings from operations	3.7	3.5	2.9	2.7
Non-operating expense, net	0.1	0.2	0.1	0.2

Earnings before income taxes	3.6	3.3	2.8	2.5
Income tax expense	1.2	1.2	1.0	0.9

Net earnings	2.4%	2.1%	1.8%	1.6%

We experience some seasonal trends in our sales of IT hardware, software and services. Software sales are typically seasonally higher in our second and fourth quarters, particularly the second quarter; business clients, particularly larger enterprise businesses in the U.S., tend to spend more in our fourth quarter as they utilize their remaining capital budget authorizations and less in the first quarter; sales to the federal government in the U.S. are often stronger in our third quarter; and sales to public sector clients in the United Kingdom are often stronger in our first quarter. These trends create overall seasonality in our consolidated results such that sales and profitability are expected to be higher in the second and fourth quarters of the year.
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
Net Sales. Net sales for the three months ended June 30, 2011 increased 16% compared to the three months ended June 30, 2010. Net sales for the six months ended June 30, 2011 increased 17% compared to the six months ended June 30, 2010. Our net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2011	2010	Change	2011	2010	Change
North America	$989,323	$865,501	14%	$1,836,362	$1,553,795	18%
EMEA	402,879	359,210	12%	739,856	676,503	9%
APAC	76,758	42,202	82%	112,638	71,236	58%

Consolidated	$1,468,960	$1,266,913	16%	$2,688,856	$2,301,534	17%

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Net sales in North America increased 14%, or $123.8 million, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Net sales of hardware, software and services increased 17%, 9% and 23%, respectively, year over year. We continued to see double digit growth year over year across both our large accounts and middle market client groups in the second quarter. Overall, the increases in all categories resulted from higher volume with the year over year improvement in the demand environment for IT products.
Net sales in North America increased 18%, or $282.6 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, primarily as a result of generally higher demand for IT products. On a year to date basis, net sales of hardware, software and services increased 18%, 18% and 23%, respectively, year over year.
Net sales in EMEA increased 12%, or $43.7 million, in U.S. dollars, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Excluding the effects of foreign currency movements, net sales were flat compared to the second quarter of last year. EMEA’s growth rate lags our growth rate in North America and APAC as the European economy has recovered more slowly post- recession than our other markets. Net sales of hardware were up 7% year over year in U.S. dollars, down 2% excluding the effects of foreign currency movements, as growth rates have moderated somewhat due to a decrease in spending in the public sector market, mostly offset by growth in the mid market client space. Software net sales increased 14% year over year in U.S. dollars, 1% excluding the effects of foreign currency movements, due primarily to a modest increase in volume, as softness in the public sector market was offset by new client engagements in the mid market client space. Net sales of services increased 43% year over year in U.S. dollars, 27% excluding the effects of foreign currency movements, due primarily to higher volume and new client engagements.
Net sales in EMEA increased 9%, or $63.4 million, in U.S. dollars, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Excluding the effects of foreign currency movements, net sales were up 2% compared to the first six months of last year. On a year to date basis, hardware and software sales increased 3% and 12%, respectively, while sales of services improved 34% year over year, in U.S. dollars. Excluding the effects of foreign currency movements, hardware sales declined 3% year to year, while net sales of software and services increased 4% and 25%, respectively, year over year. The year to date decrease in hardware sales primarily resulted from a decrease in spending in the public sector market, while the increases in software and services sales primarily resulted from higher volume and new client engagements.
Our APAC segment recognized net sales of $76.8 million for the three months ended June 30, 2011, a year over year increase of 82% from the three months ended June 30, 2010 in U.S. dollars, 55% excluding the effects of foreign currency movements. The significant increase primarily resulted from new public sector client engagements in the 2011 quarter.
Net sales in APAC increased 58%, or $41.4 million, in U.S. dollars, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, 39% excluding the effects of foreign currency movements. The year to date increase primarily resulted from higher volume and new client engagements, particularly public sector clients.
The percentage of net sales by category for North America, EMEA and APAC were as follows for the three months ended June 30, 2011 and 2010:

	North America		EMEA		APAC
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
Sales Mix	2011	2010	2011	2010	2011	2010
Hardware	62%	61%	26%	27%	1%	1%
Software	32%	33%	72%	72%	97%	96%
Services	6%	6%	2%	1%	2%	3%

	100%	100%	100%	100%	100%	100%

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
The percentage of net sales by category for North America, EMEA and APAC were as follows for the six months ended June 30, 2011 and 2010:

	North America		EMEA		APAC
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
Sales Mix	2011	2010	2011	2010	2011	2010
Hardware	63%	63%	30%	33%	1%	1%
Software	30%	30%	68%	66%	97%	97%
Services	7%	7%	2%	1%	2%	2%

	100%	100%	100%	100%	100%	100%

Currently, our offerings in North America and the United Kingdom include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and software-related services.
Gross Profit. Gross profit for the three months ended June 30, 2011 increased 17% compared to the three months ended June 30, 2010, with a 20 basis point increase in gross margin. For the six months ended June 30, 2011, gross profit increased 15% compared to the six months ended June 30, 2010, with a 30 basis point decrease in gross margin. Our gross profit and gross profit as a percentage of net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
		% of		% of		% of		% of
	2011	Net Sales	2010	Net Sales	2011	Net Sales	2010	Net Sales
North America	$132,139	13.4%	$119,624	13.8%	$241,599	13.2%	$218,571	14.1%
EMEA	59,858	14.9%	46,483	12.9%	107,073	14.5%	87,744	13.0%
APAC	12,182	15.9%	7,698	18.2%	17,987	16.0%	12,535	17.6%

Consolidated	$204,179	13.9%	$173,805	13.7%	$366,659	13.6%	$318,850	13.9%

North America’s gross profit for the three months ended June 30, 2011 increased 10% compared to the three months ended June 30, 2010, but, as a percentage of net sales, gross margin decreased 40 basis points year to year, due primarily to a 15 basis point decrease in product margin, which includes vendor funding and freight, a decrease in margin related to a lower mix of agency fees for enterprise software agreements of 14 basis points and a decrease in margin contributed by services sales of 8 basis points. The decrease in product margin year to year was primarily related to freight expenses. For the six months ended June 30, 2011, gross profit increased 11% compared to the six months ended June 30, 2010, but, as a percentage of net sales, gross margin decreased by 90 basis points reflecting the year to date decreases in margin related to both agency fees for enterprise software agreements and sales of services of approximately 30 basis points each and a decrease in product margin, which includes vendor funding and freight, of approximately 20 basis points, primarily related to freight. Additionally, year to date write-downs of inventories as a percentage of sales decreased margin by approximately 10 basis points.
EMEA’s gross profit increased 29% in U.S. dollars for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Excluding the effects of foreign currency movements, gross profit was up 15% compared to the second quarter of last year. As a percentage of net sales, gross margin increased 200 basis points due primarily to an increase in product margin, which includes vendor funding and freight, of approximately 130 basis points, an increase in agency fees for enterprise software agreement renewals contributing an increase in margin of 47 basis points and an increase in margin contributed by services sales of 17 basis points. These increases in margin were primarily the result of a change in the mix of business year over year to a higher mix of

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
commercial business in the three months ended June 30, 2011 compared to more lower margin public sector business in the three months ended June 30, 2010. For the six months ended June 30, 2011, gross profit increased 22% compared to the six months ended June 30, 2011. Excluding the effects of foreign currency movements, gross profit increased 14% compared to the first six months of last year. As a percentage of net sales, gross margin for the six month periods increased 150 basis points, primarily due to an increase in product margin, which includes vendor funding and freight, of 93 basis points, an increase in agency fees for enterprise software agreements contributing an increase in margin of 43 basis points and an increase in margin contributed by services sales of 13 basis points.
APAC’s gross profit increased 58% for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Excluding the effects of foreign currency movements, gross profit increased 34% compared to the second quarter of last year. As a percentage of net sales, gross margin declined by 230 basis points, primarily due to the effect of an increase in the mix of public sector business, which is typically transacted at lower margins. For the six months ended June 30, 2011, gross profit increased 43% compared to the six months ended June 30, 2010. Excluding the effects of foreign currency movements, gross profit increased 25% compared to the first six months of last year. As a percentage of net sales, gross margin declined 160 basis points, primarily due to the effect of an increase in the mix of public sector business, which is typically transacted at lower margins, as well as the effects of the prior year release of a sales tax reserve of approximately $480,000 upon settlement with the local taxing authorities in the first quarter of 2010.
Operating Expenses.
Selling and Administrative Expenses. Selling and administrative expenses increased $18.6 million, or 15%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. For the six months ended June 30, 2011, selling and administrative expenses increased $29.9 million, or 12%, compared to the six months ended June 30, 2010. Selling and administrative expenses as a percent of net sales by operating segment for the three and six months ended June 30, 2011 and 2010 were as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
		% of		% of		% of		% of
	2011	Net Sales	2010	Net Sales	2011	Net Sales	2010	Net Sales
North America	$94,994	9.6%	$86,366	10.0%	$187,575	10.2%	$171,229	11.0%
EMEA	44,606	11.1%	36,491	10.2%	85,658	11.6%	74,890	11.1%
APAC	6,786	8.8%	4,973	11.8%	12,254	10.9%	9,422	13.2%

Consolidated	$146,386	10.0%	$127,830	10.1%	$285,487	10.6%	$255,541	11.1%

North America’s selling and administrative expenses increased 10%, or $8.6 million, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Higher variable compensation linked with increasing net sales accounted for approximately $3.6 million of the increase, and salaries and benefits, including stock-based compensation, associated with investments in headcount and related benefits accounted for approximately $2.9 million of the increase. Further, the year over year comparison was affected by the prior year’s selling and administrative expenses being reduced by $2.9 million upon the collection of a single account receivable which we had previously specifically reserved as doubtful. During the three months ended June 30, 2011, as expected, we continued to incur incremental selling and administrative expenses associated with the North America IT systems integration project. Although selling and administrative expenses increased year over year, selling and administrative expenses as a percentage of net sales declined 40 basis points to 9.6% of net sales for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The decline is primarily attributable to the benefits of ongoing expense management efforts. For the six months ended June 30, 2011, selling and administrative expenses increased 10%, or $16.3 million compared to the six months ended June 30, 2010. During the six months ended June 30, 2011, as expected, we incurred incremental selling and administrative expenses associated with the North America IT systems integration project. In addition, we incurred a non-cash charge of approximately $1.4 million during the period to write-off certain computer software development costs that will not be placed into service as a result of the North America IT systems integration project. As noted above, the year over year comparison was also affected by the prior year’s selling and administrative expenses being reduced by $2.9 million upon the collection of a single account receivable which we had previously specifically reserved as doubtful.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
EMEA’s selling and administrative expenses increased 22%, or $8.1 million in U.S. dollars, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, increasing 90 basis points year over year as a percent of net sales to 11.1%. Excluding the effects of foreign currency movements, selling and administrative expenses increased 10% compared to the second quarter of last year. This increase year over year was primarily driven by increases in salaries and benefits due to investments in headcount and related benefits, which accounted for approximately $4.8 million of the increase, as well as higher variable compensation on increased gross profit, which accounted for approximately $1.5 million of the increase. Additionally, we incurred incremental selling and administrative expenses associated with investments in our IT systems in EMEA during the quarter. For the six months ended June 30, 2011, selling and administrative expenses increased 14%, or $10.8 million in U.S. dollars, compared to the six months ended June 30, 2010. Excluding the effects of foreign currency movements, selling and administrative expenses increased 7% compared to the first six months of last year. The increase in selling and administrative expenses is primarily attributable to increases in salaries and benefits due to investments in headcount and related benefits and increases in variable compensation on increased gross profit.
APAC’s selling and administrative expenses increased 36% or $1.8 million in U.S. dollars, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, but decreased significantly year to year as a percent of net sales by 300 basis points to 8.8%. Excluding the effects of foreign currency movements, selling and administrative expenses increased 16% compared to the second quarter of last year. The increase year over year was primarily driven by increases in salaries and benefits due to investments in headcount and increases in variable compensation on increased gross profit. For the six months ended June 30, 2011, selling and administrative expenses increased 30%, or $2.8 million in U.S. dollars compared to the six months ended June 30, 2010. Excluding the effects of foreign currency movements, selling and administrative expenses increased 14% compared to the first six months of last year. The year over year increase in selling and administrative expenses in the six month periods was primarily attributable to increases in salaries and benefits due to investments in headcount and increases in variable compensation on increased gross profit.
Severance and Restructuring Expenses. During the three months ended June 30, 2011, North America and EMEA recorded severance expense of $1.1 million, net of adjustments, and $2.3 million, respectively, related to certain restructuring activities. During the six months ended June 30, 2011, North America and EMEA recorded severance expense totaling $1.4 million, net of adjustments, and $2.5 million, net of adjustments, respectively, related to certain restructuring activities. Comparatively, during the three months ended June 30, 2010, North America and EMEA recorded severance expense of $943,000 and $375,000, respectively, and, during the six months ended June 30, 2010, North America and EMEA recorded severance expense of $943,000 and $446,000, respectively.
Non-Operating (Income) Expense.
Interest Income. Interest income for the three and six months ended June 30, 2011 and 2010 was generated through cash equivalent short-term investments. The increase in interest income year over year is primarily due to increases in cash balances.
Interest Expense. Interest expense for the three and six months ended June 30, 2011 and 2010 primarily relates to borrowings under our financing facilities and capital lease obligation and imputed interest under our inventory financing facility. Interest expense was flat for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. For the six months ended June 30, 2011 compared to the six months ended June 30, 2010, interest expense declined due primarily to lower average borrowing rates year to year. Imputed interest under our inventory financing facility was $462,000 and $1.1 million for the three and six months ended June 30, 2011, respectively, compared to $627,000 and $1.2 million for the three and six months ended June 30, 2010. These decreases were due to decreased weighted average interest rates, partially offset by higher average balances outstanding under the facility. During the three months ended June 30, 2010, we reduced interest expense by $553,000 for a change in estimate of accrued interest related to two state unclaimed property settlements.

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
Income Tax Expense. Our effective tax rate for the three months ended June 30, 2011 was 33.9% compared to 36.4% for the three months ended June 30, 2010. Our effective tax rate for the six months ended June 30, 2011 and 2010 was 35.4% and 36.5%, respectively. The decrease in our effective tax rate for the three months ended June 30, 2011 was primarily due to the release of a valuation allowance in the United Kingdom. The decrease in effective tax rates for the six month periods was primarily due to a release of a valuation allowance in the United Kingdom, partially offset by a revaluation of our deferred tax assets to reflect changes to certain statutory tax rates.
Liquidity and Capital Resources
The following table sets forth certain consolidated cash flow information for the six months ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended
	June 30,
	2011	2010
Net cash (used in) provided by operating activities	$(3,418)	$129,038
Net cash used in investing activities	(10,395)	(13,434)
Net cash used in financing activities	(2,578)	(74,861)
Foreign currency exchange effect on cash flow	7,831	(10,669)

(Decrease) increase in cash and cash equivalents	(8,560)	30,074
Cash and cash equivalents at beginning of period	123,763	68,066

Cash and cash equivalents at end of period	$115,203	$98,140

Cash and Cash Flow
Our primary uses of cash during the six months ended June 30, 2011 were to fund working capital requirements, including repayments under our inventory financing facility, to repurchase shares of our common stock and for capital expenditures. Operating activities in the six months ended June 30, 2011 used $3.4 million in cash, compared to the $129.0 million in cash provided during the six months ended June 30, 2010. The decrease in cash provided by operating activities year to year is primarily due to a significant scheduled payment to a supplier that was made prior to June 30, 2011. In the prior year period, the scheduled supplier payment was deferred to early in the third quarter of 2010. We had net borrowings on our long-term debt under our revolving credit facility of $51.0 million, made net repayments under our inventory financing facility of $38.0 million and funded $14.1 million of repurchases of our common stock in June 2011. Capital expenditures were $10.4 million for the six months ended June 30, 2011, a 25% increase over the six months ended June 30, 2010, primarily related to investments in our IT systems. Cash flows for the six months ended June 30, 2011 benefited $7.8 million from the foreign currency exchange effect on cash flows while cash flows for the six months ended June 30, 2010 were negatively affected by $10.7 million as a result of foreign currency exchange rates.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Net cash (used in) provided by operating activities. Cash flows from operations for the six months ended June 30, 2011 and 2010 reflect our net earnings, adjusted for non-cash items such as depreciation, amortization, stock-based compensation expense and write-offs and write-downs of assets, as well as changes in accounts receivable, other current assets, accounts payable, deferred revenue and accrued expenses and other liabilities. For the 2011 period, the increases in accounts receivable and accounts payable are due to the seasonal increase in net sales from the fourth quarter to the second quarter. The increase in accounts payable during the six months ended June 30, 2011 was significantly lower than the increase in accounts payable during the six months ended June 30, 2010 as a result of the change in timing of the significant supplier payment discussed above. The decreases in other current assets and deferred revenue in the six months ended June 30, 2011 were primarily due to a large project for which we deferred revenue recognition and the related costs as of December 31, 2010 until we received client acceptance of the work performed throughout the first two quarters of 2011. For the 2010 period, the increases in accounts receivable and accounts payable were due primarily to the increase in net sales compared to the prior year. The decrease in accrued expenses and other liabilities in the six months ended June 30, 2010 was primarily due to payments made to settle certain state unclaimed property liabilities and reduce income taxes payable.
Our consolidated cash flow operating metrics for the quarter ended June 30, 2011 and 2010 are as follows:

	2011	2010
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	78	72
Days inventory outstanding (“DIOs”) (b)	9	7
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(64)	(67)

Cash conversion cycle (days) (d)	23	12

(a)	Calculated as the balance of accounts receivable, net at the end of the period divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 91 days.

(b)	Calculated as average inventories divided by daily costs of goods sold. Average inventories is calculated as the sum of the balances of inventories at the beginning of the quarter plus inventories at the end of the quarter divided by two. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 91 days.

(c)	Calculated as the balances of accounts payable, which includes the inventory financing facility, at the end of the period divided by daily costs of goods sold. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 91 days.

(d)	Calculated as DSOs plus DIOs, less DPOs.
Our cash conversion cycle was 23 days in the quarter ended June 30, 2011 compared to 12 days in the quarter ended June 30, 2010. These results were primarily due to an increase in DSOs in our foreign operating segments due to the effect on the average daily net sales computation of higher software net sales more heavily transacted at the end of this year’s second quarter. Additionally, the increase in DIOs resulted from investments in inventory to support specific client engagements and a general increase in volume. Also contributing to the increase in the cash conversion cycle, DPOs decreased in the 2011 quarter due to the effect of the timing of a scheduled supplier payment that was made prior to June 30, 2011 (as discussed above). In the prior year period, DPOs benefited from the supplier payment being deferred to early in the third quarter of 2010.
We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms granted to our clients in order to take advantage of supplier discounts. We intend to use cash generated in 2011 in excess of working capital needs to pay down our outstanding debt balances, fund repurchases of our common stock and support our capital expenditures for the year.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Net cash used in investing activities. Capital expenditures of $10.4 million and $8.3 million for the six months ended June 30, 2011 and 2010, respectively, primarily related to investments in our IT systems. We expect capital expenditures for the full year 2011 between $20.0 million and $25.0 million, primarily for the integration of our IT systems in North America onto a single platform over the next two years, the IT systems upgrade in our EMEA operations and other facility and technology related maintenance and upgrade projects.
Net cash used in financing activities. During the six months ended June 30, 2011, we had net borrowings on our debt facilities that increased our outstanding debt balances under our revolving credit facilities by $51.0 million, and we used $38.0 million to pay down our inventory financing facility in accordance with its payment terms. During the six months ended June 30, 2011, we also funded repurchases of 873,261 shares of our common stock in open market transactions at a total cost of approximately $14.1 million (an average price of $16.20 per share). These repurchases were part of a program approved by our Board of Directors in May 2011 authorizing the purchase of up to $50.0 million of our common stock. All shares repurchased have been retired as of June 30, 2011.
During the six months ended June 30, 2010, we made net repayments on our debt facilities that reduced our outstanding debt balances by $66.0 million and made net repayments under our inventory financing facility of $8.1 million.
Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our senior revolving credit facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings (loss) plus (i) interest expense, less non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization and (iv) non-cash stock-based compensation (referred to herein as “adjusted earnings”). The maximum leverage ratio permitted under the agreements is 2.50 times trailing twelve-month adjusted earnings. We anticipate that we will be in compliance with our maximum leverage ratio requirements over the next four quarters. However, a significant drop in the Company’s adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below the Company’s consolidated maximum debt capacity. As a result of this limitation, of the $450.0 million of aggregate maximum debt capacity available under our senior revolving credit facility and our ABS facility, the Company’s debt balance that could have been outstanding as of June 30, 2011 was equal to the maximum available under the facilities of $450.0 million. Our debt balance as of June 30, 2011 was $143.1 million, including our capital lease obligation. As of June 30, 2011, the current portion of our long-term debt relates to our capital lease obligation for certain IT equipment.
We anticipate that cash flows from operations, together with the funds available under our financing facilities, will be adequate to support our presently anticipated cash and working capital requirements for operations over the next 12 months.
Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the U.S. For foreign entities not treated as branches for U.S. tax purposes, we do not provide for U.S. income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. As of June 30, 2011, we had approximately $95.0 million in cash and cash equivalents in certain of our foreign subsidiaries where we consider undistributed earnings for these foreign subsidiaries to be permanently reinvested. We used a portion of our excess cash balances in the U.S. to fund $14.1 million of repurchases of our common stock. As of June 30, 2011, the majority of our foreign cash resides in the Netherlands, the United Kingdom, Australia and Canada. Certain of these cash balances could and will be remitted to the U.S. by paying down intercompany payables generated in the ordinary course of business. This repayment would not change our policy to indefinitely reinvest earnings of its foreign subsidiaries. Our intention is that undistributed earnings will be used for general business purposes in the foreign jurisdictions as well as to fund our EMEA IT systems, various facility upgrades and the expansion of our sales of hardware and services, in addition to software, to clients in EMEA countries.

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
Contractual Obligations
There have been no material changes in our reported contractual obligations, as described under “Contractual Obligations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

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
The following table summarizes our open foreign currency forward contracts held at June 30, 2011. All U.S. dollar and foreign currency amounts (Canadian Dollars) are presented in thousands.

Buy
Foreign Currency	CAD
Foreign Amount	10,000
Exchange Rate	0.9845
USD Equivalent	$10,157
Weighted Average Maturity	Less than 1 month

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and determined that as of June 30, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
For a discussion of legal proceedings, see Note 11 to the Consolidated Financial Statements in Part I, Item 1 of this report. For an additional discussion of certain risks associated with legal proceedings, see “Risk Factors — We are subject to stockholder litigation and regulatory proceedings related to the restatement of our consolidated financial statements,” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

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
There were no unregistered sales of equity securities during the three months ended June 30, 2011.
We have never paid a cash dividend on our common stock, and our senior revolving credit facility contains restrictions on the payment of cash dividends. We currently intend to reinvest all of our earnings into our business and do not intend to pay any cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities

			(c)	(d)
	(a)		Total Number of Shares	Approximate Dollar Value
	Total Number	(b)	Purchased as Part of	of Shares That May Yet be
	of Shares	Average Price	Publicly Announced	Purchased Under the Plans
Period	Purchased	Paid per Share	Plans or Programs	or Programs
April 1, 2011 through April 30, 2011	—	$—	—	$—
May 1, 2011 through May 31, 2011	—	—	—	50,000,000
June 1, 2011 through June 30, 2011	873,261	16.20	873,261	35,851,000

Total	873,261	$16.20	873,261

On May 26, 2011, we announced that our Board of Directors had authorized the repurchase of up to $50,000,000 of our common stock. There is no stated expiration date for our current share repurchase plan. Any share repurchases will be made on the open market, through block trades, through 10b5-1 plans or otherwise. The amount of shares purchased and the timing of the purchases will be based on working capital requirements, general business conditions and other factors. We intend to retire the repurchased shares. All shares repurchased to date have been retired as of June 30, 2011.

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T. In accordance with Rule 406T of Regulation S-T, the information in this exhibit shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

INSIGHT ENTERPRISES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2011	INSIGHT ENTERPRISES, INC.

	By:	/s/ Kenneth T. Lamneck Kenneth T. Lamneck
President and Chief Executive Officer
(Duly Authorized Officer)

	By:	/s/ Glynis A. Bryan Glynis A. Bryan
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ David C. Olsen David C. Olsen
Corporate Controller
(Principal Accounting Officer)