Form 10-Q
period 2011-09-30
INSIGHT ENTERPRISES INC
filed 2011-11-03
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock as of October 28, 2011 was 43,876,093.

INSIGHT ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
Three Months Ended September 30, 2011

INSIGHT ENTERPRISES, INC.
FORWARD-LOOKING INFORMATION
Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect net sales, gross profit, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows, working capital needs, sources and uses, cash needs and the sufficiency of our capital resources and the payment of accrued expenses and liabilities; details of our business strategy and our strategic initiatives; projections of capital expenditures; our intentions not to pay dividends; the availability of financing and our needs or plans relating thereto; our plans relating to products and services; the effect of new accounting principles or changes in accounting principles; the effect of indemnification obligations and other off-balance sheet arrangements; projections about the outcome of ongoing tax audits; our expectations relative to the benefits of a recently acquired business, Ensynch; statements related to accounting estimates, including estimated stock-based compensation award forfeitures and the realization of deferred tax assets; the timing of amortization of stock-based compensation expense and the payment of accrued severance and restructuring costs; projections of compliance with debt covenants; our intention to reinvest undistributed earnings of foreign subsidiaries; our expectations regarding seasonality; our anticipated compliance with our debt covenants; the sufficiency of our provisions for litigation losses; our positions and strategies with respect to ongoing and threatened litigation, including those matters identified in “Legal Proceedings” in Part II, Item 1 of this report; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that the results discussed in the forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:
•	our reliance on partners for product availability and competitive products to sell as well as competition with our partners;
•	our reliance on partners for marketing funds and purchasing incentives;
•	disruptions in our information technology (“IT”) systems and voice and data networks, including risks and costs associated with the integration and upgrade of our IT systems;
•	general economic conditions, including concerns regarding our ability to collect our accounts receivable and client credit constraints;
•	actions of our competitors, including manufacturers and publishers of products we sell;
•	changes in the IT industry and/or rapid changes in product standards;
•	failure to comply with the terms and conditions of our commercial and public sector contracts;
•	stockholder litigation and regulatory proceedings related to the restatement of our consolidated financial statements;
•	the availability of future financing and our ability to access and/or refinance our credit facilities;
•	the security of our electronic and other confidential information;
•	the variability of our net sales and gross profit;
•	the risks associated with our international operations;
•	exposure to changes in, interpretations of, or enforcement trends related to tax rules and regulations;
•	our dependence on key personnel; and
•	intellectual property infringement claims and challenges to our registered trademarks and trade names.
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
INSIGHT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$98,680	$123,763
Accounts receivable, net of allowances for doubtful accounts of $18,810 and $17,540, respectively	910,134	1,135,951
Inventories	115,169	106,734
Inventories not available for sale	33,827	50,677
Deferred income taxes	20,094	23,283
Other current assets	28,100	49,289

Total current assets	1,206,004	1,489,697

Property and equipment, net of accumulated depreciation of $203,342 and $183,809, respectively	137,373	141,399
Goodwill	16,474	16,474
Intangible assets, net of accumulated amortization of $62,382 and $50,755, respectively	60,108	69,081
Deferred income taxes	65,262	73,796
Other assets	15,350	12,836

	$1,500,571	$1,803,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$576,920	$881,688
Accrued expenses and other current liabilities	141,094	187,457
Current portion of long-term debt	1,012	997
Deferred revenue	37,351	67,373

Total current liabilities	756,377	1,137,515

Long-term debt	156,358	91,619
Deferred income taxes	1,830	5,011
Other liabilities	23,745	24,167

	938,310	1,258,312

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 43,875 shares at September 30, 2011 and 46,325 shares at December 31, 2010 issued and outstanding	439	463
Additional paid-in capital	358,107	377,277
Retained earnings	188,471	149,349
Accumulated other comprehensive income — foreign currency translation adjustments	15,244	17,882

Total stockholders’ equity	562,261	544,971

	$1,500,571	$1,803,283

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net sales	$1,238,019	$1,169,197	$3,926,875	$3,470,731
Costs of goods sold	1,074,504	1,014,552	3,396,701	2,997,236

Gross profit	163,515	154,645	530,174	473,495
Operating expenses:
Selling and administrative expenses	135,071	129,511	420,558	385,052
Severance and restructuring expenses	529	298	4,458	1,687

Earnings from operations	27,915	24,836	105,158	86,756
Non-operating (income) expense:
Interest income	(536)	(161)	(1,294)	(467)
Interest expense	1,753	1,899	5,209	5,957
Net foreign currency exchange loss (gain)	633	130	(531)	743
Other expense, net	451	348	1,240	1,097

Earnings before income taxes	25,614	22,620	100,534	79,426
Income tax expense	8,448	8,188	34,953	28,915

Net earnings	$17,166	$14,432	$65,581	$50,511

Net earnings per share:
Basic	$0.38	$0.31	$1.43	$1.09

Diluted	$0.38	$0.31	$1.41	$1.08

Shares used in per share calculations:
Basic	44,886	46,268	46,001	46,193

Diluted	45,417	46,865	46,550	46,749

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities:
Net earnings	$65,581	$50,511
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	29,033	28,515
Provision for losses on accounts receivable	3,387	546
Write-downs of inventories	6,319	4,875
Write-off of computer software development costs	1,390	—
Non-cash stock-based compensation	5,579	5,139
Excess tax benefit from employee gains on stock-based compensation	(1,569)	(912)
Deferred income taxes	7,683	11,762
Changes in assets and liabilities:
Decrease in accounts receivable	230,630	143,709
Decrease (increase) in inventories	1,901	(32,676)
Decrease (increase) in other current assets	21,021	(6,558)
Increase in other assets	(2,169)	(1,557)
Decrease in accounts payable	(281,221)	(110,705)
Decrease in deferred revenue	(30,937)	(11,414)
Decrease in accrued expenses and other liabilities	(46,566)	(43,727)

Net cash provided by operating activities	10,062	37,508

Cash flows from investing activities:
Payment of additional purchase price consideration for Calence	—	(5,123)
Purchases of property and equipment	(16,883)	(12,631)

Net cash used in investing activities	(16,883)	(17,754)

Cash flows from financing activities:
Borrowings on senior revolving credit facility	971,000	910,136
Repayments on senior revolving credit facility	(905,500)	(892,636)
Borrowings on accounts receivable securitization financing facility	40,000	45,000
Repayments on accounts receivable securitization financing facility	(40,000)	(45,000)
Payments on capital lease obligation	(746)	(681)
Net repayments under inventory financing facility	(33,214)	(9,952)
Payment of deferred financing fees	—	(490)
Proceeds from sales of common stock under employee stock plans	38	49
Excess tax benefit from employee gains on stock-based compensation	1,569	912
Payment of payroll taxes on stock-based compensation through shares withheld	(2,544)	(1,260)
Repurchases of common stock	(50,000)	—

Net cash (used in) provided by financing activities	(19,397)	6,078

Foreign currency exchange effect on cash flows	1,135	(134)

(Decrease) increase in cash and cash equivalents	(25,083)	25,698
Cash and cash equivalents at beginning of period	123,763	68,066

Cash and cash equivalents at end of period	$98,680	$93,764

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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2011, our results of operations for the three and nine months ended September 30, 2011 and 2010 and our cash flows for the nine months ended September 30, 2011 and 2010. The consolidated balance sheet as of December 31, 2010 was derived from the audited consolidated balance sheet at such date. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission (“SEC”) and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).
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
Recently Issued Accounting Pronouncements
There have been no material changes or additions to the recently issued accounting pronouncements as previously reported in Note 1 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2010 that affect or may affect our financial statements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator:
Net earnings	$17,166	$14,432	$65,581	$50,511

Denominator:
Weighted average shares used to compute basic EPS	44,886	46,268	46,001	46,193
Dilutive potential common shares due to dilutive options and restricted stock units, net of tax effect	531	597	549	556

Weighted average shares used to compute diluted EPS	45,417	46,865	46,550	46,749

Net earnings per share:
Basic	$0.38	$0.31	$1.43	$1.09

Diluted	$0.38	$0.31	$1.41	$1.08

For the three months ended September 30, 2011 and 2010, 200,000 and 258,000, respectively, of weighted average outstanding stock options were not included in the diluted EPS calculations because the exercise prices of these options were greater than the average market price of our common stock during the respective periods. For the nine months ended September 30, 2011 and 2010, the excluded weighted average outstanding stock options were 210,000 and 383,000, respectively.
3. Debt, Capital Lease Obligation and Inventory Financing Facility
Debt
Our long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2011	2010
Senior revolving credit facility	$155,500	$90,000
Accounts receivable securitization financing facility	—	—
Capital lease obligation	1,870	2,616

Total	157,370	92,616
Less: current portion of obligation under capital lease	(1,012)	(997)
Less: current portion of revolving credit facilities	—	—

Long-term debt	$156,358	$91,619

Our senior revolving credit facility has a maximum borrowing capacity of $300,000,000 and matures April 1, 2013.
Our accounts receivable securitization financing facility (the “ABS facility”) has a maximum borrowing capacity of $150,000,000 and matures on April 1, 2013. While the ABS facility has a stated maximum amount, the actual availability under the ABS facility is limited by the quantity and quality of the underlying accounts receivable. As of September 30, 2011, availability under the ABS facility was $150,000,000.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our senior revolving credit facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings (loss) plus (i) interest expense, less non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization and (iv) non-cash stock-based compensation (referred to herein as “adjusted earnings”). The maximum leverage ratio permitted under the agreements is 2.50 times trailing twelve-month adjusted earnings. A significant drop in the Company’s adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below the Company’s consolidated maximum debt capacity. As of September 30, 2011, the Company’s debt balance that could have been outstanding was equal to the maximum available under the facilities of $450,000,000.
Our financing facilities contain various covenants, including the requirement that we comply with maximum leverage, minimum fixed charge and minimum asset coverage ratio requirements and meet monthly, quarterly and annual reporting requirements. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified period of time. At September 30, 2011, we were in compliance with all such covenants.
Capital Lease Obligation
The present value of minimum lease payments under our capital lease and the current portion thereof are included in our debt balances as summarized in the table above. The value of the IT equipment held under the capital lease of $3,867,000 is included in property and equipment, with accumulated amortization on the capital lease assets of $2,036,000 and $1,283,000 as of September 30, 2011 and December 31, 2010, respectively.
Inventory Financing Facility
As of September 30, 2011 and December 31, 2010, $101,898,000 and $135,112,000, respectively, were included in accounts payable within our consolidated balance sheets related to our inventory financing facility.
4. Income Taxes
Our effective tax rate for the three and nine months ended September 30, 2011 was 33.0% and 34.8%, respectively. For the three months ended September 30, 2011, our effective tax rate was lower than the United States federal statutory rate of 35.0% due primarily to lower taxes on earnings in foreign jurisdictions and to the recognition of tax benefits relating to the re-measurement or settlement of specific uncertain tax positions during the quarter, partially offset by state income taxes, net of federal income tax benefit. For the nine months ended September 30, 2011, our effective tax rate was slightly lower than the United States federal statutory rate of 35.0% due primarily to lower taxes on earnings in foreign jurisdictions, the recognition of tax benefits relating to the re-measurement or settlement of specific uncertain tax positions and the release of a valuation allowance in the United Kingdom, offset by state income taxes, net of federal income tax benefit.
Our effective tax rate for the three and nine months ended September 30, 2010 was 36.2% and 36.4%, respectively. For the three and nine months ended September 30, 2010, our effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to state income taxes, net of federal income tax benefit, partially offset by lower taxes on earnings in foreign jurisdictions.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
As of September 30, 2011 and December 31, 2010, we had $4,733,000 and $6,013,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $470,000 and $425,000 relate to accrued interest as of September 30, 2011 and December 31, 2010, respectively.
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
5. Severance and Restructuring Activities
Severance Costs Expensed for 2011 Resource Actions
During the three months ended September 30, 2011, North America and EMEA recorded severance expense totaling $476,000 and $53,000, respectively, and during the nine months ended September 30, 2011, North America and EMEA recorded severance expense totaling $1,961,000 and $2,578,000, respectively, related to 2011 resource actions. The charges were associated with severance for the elimination of certain positions based on a re-alignment of roles and responsibilities. The remaining outstanding obligations as of September 30, 2011 of $619,000 and $1,738,000 for North America and EMEA, respectively, are expected to be paid during the next twelve months and are therefore included in accrued expenses and other current liabilities.
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
The following table details the 2011 activity and the outstanding obligation related to the 2010 resource actions as of September 30, 2011 (in thousands):

	North America	EMEA	Consolidated
Balance at December 31, 2010	$1,166	$575	$1,741
Foreign currency translation adjustments	—	70	70
Adjustments	(45)	(36)	(81)
Cash payments	(1,029)	(281)	(1,310)

Balance at September 30, 2011	$92	$328	$420

In North America and EMEA, adjustments totaling $45,000 and $36,000, respectively, were recorded as a reduction to severance and restructuring expense during the nine months ended September 30, 2011 and a reduction of the related severance accrual due to changes in estimates as cash payments were made. All remaining outstanding obligations are expected to be paid during the next twelve months and are therefore included in accrued expenses and other current liabilities.
Prior Resource Actions
In prior years, as a result of ongoing restructuring efforts to reduce operating expenses, certain severance costs were recorded in each of our operating segments. The only remaining outstanding obligations related to these prior resource actions as of December 31, 2010 were in our EMEA segment. As of September 30, 2011 and December 31, 2010, the total liability remaining for unpaid severance costs associated with resource actions prior to 2010 in our EMEA segment was approximately $417,000 and $1,113,000, respectively. The decrease in this total liability during the nine months ended September 30, 2011 was primarily attributable to cash payments totaling approximately $728,000 and foreign currency translation adjustments. All remaining outstanding obligations are expected to be paid during the next twelve months and are therefore included in accrued expenses and other current liabilities.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
6. Stock-Based Compensation
We recorded the following pre-tax amounts for stock-based compensation, by operating segment, in our consolidated financial statements (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
North America	$1,233	$1,712	$4,054	$3,901
EMEA	464	508	1,356	1,105
APAC	59	57	169	133

Total	$1,756	$2,277	$5,579	$5,139

Stock Options
The following table summarizes our stock option activity during the nine months ended September 30, 2011:

				Weighted
			Aggregate	Average
		Weighted	Intrinsic Value	Remaining
	Number	Average	(in-the-money	Contractual
	Outstanding	Exercise Price	options)	Life (in years)
Outstanding at January 1, 2011	243,452	$17.99
Granted	—	—
Exercised	(2,666)	14.12	$10,442

Forfeited or expired	(39,503)	19.47

Outstanding at September 30, 2011	201,283	17.75	$1,292	1.20

Exercisable at September 30, 2011	201,283	17.75	$1,292	1.20

Vested and expected to vest	201,283	17.75	$1,292	1.20

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $15.14 as of September 30, 2011, which would have been received by the option holders had all option holders exercised options and sold the underlying shares on that date.
As of September 30, 2011, all outstanding options are exercisable, including 200,000 options with an exercise price of $17.77 and a remaining contractual life of 1.21 years. The remaining 1,283 outstanding options have exercise prices ranging from $14.00 to $19.10 and a weighted average remaining contractual life of 0.02 years.
As of December 31, 2010, all stock options had vested and total compensation cost related to all previously granted stock options had been recognized. For the three and nine months ended September 30, 2010, we recorded stock-based compensation expense related to stock options, net of an estimate of forfeitures, of $93,000 and $276,000, respectively.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Restricted Stock
For the three months ended September 30, 2011 and 2010, we recorded stock-based compensation expense, net of estimated forfeitures, related to restricted stock units (“RSUs”) of $1,756,000 and $2,184,000, respectively. For the nine months ended September 30, 2011 and 2010, we recorded stock-based compensation expense, net of an estimate of forfeitures, related to RSUs of $5,579,000 and $4,863,000, respectively. As of September 30, 2011, total compensation cost not yet recognized related to nonvested RSUs is $12,053,000, which is expected to be recognized over the next 1.18 years on a weighted-average basis.
The following table summarizes our RSU activity during the nine months ended September 30, 2011:

		Weighted Average
	Number	Grant Date Fair Value	Fair Value
Nonvested at January 1, 2011	1,599,376	$9.99
Granted	532,332	18.12
Vested, including shares withheld to cover taxes	(588,521)	9.37	$10,410,316	(a)

Forfeited	(171,351)	11.12

Nonvested at September 30, 2011	1,371,836	13.28	$20,769,597	(b)

Expected to vest	1,286,549		$19,478,352	(b)

(a)	The fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

(b)	The aggregate fair value represents the total pre-tax fair value, based on our closing stock price of $15.14 as of September 30, 2011, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.
During the nine months ended September 30, 2011 and 2010, the RSUs that vested for teammates in the United States were net-share settled such that we withheld shares with value equivalent to the teammates’ minimum statutory United States tax obligations for the applicable income and other employment taxes and remitted the corresponding cash amount to the appropriate taxing authorities. The total shares withheld during the nine months ended September 30, 2011 and 2010 of 143,773 and 94,353, respectively, were based on the value of the RSUs on their vesting date as determined by our closing stock price on such vesting date. For the nine months ended September 30, 2011 and 2010, total payments for the employees’ tax obligations to the taxing authorities were $2,544,000 and $1,260,000, respectively, and are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the economic effect of repurchases of common stock as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent a repurchase of shares or an expense to us.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes our derivative financial instruments as of September 30, 2011 and December 31, 2010 (in thousands):

		September 30, 2011		December 31, 2010
		Asset	Liability	Asset	Liability
		Derivatives	Derivatives	Derivatives	Derivatives
	Balance Sheet Location	Fair Value	Fair Value	Fair Value	Fair Value
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$222	$—	$28	$—
Foreign exchange forward contracts	Accrued expenses and other current liabilities	—	273	—	91

Total derivatives not designated as hedging instruments		$222	$273	$28	$91

The following table summarizes the effect of our derivative financial instruments on our results of operations during the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Location of (Gain) Loss
Derivatives Not Designated as	Recognized in	Amount of (Gain) Loss Recognized in
Hedging Instruments	Earnings on Derivatives	Earnings on Derivatives
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2011	2010	2011	2010
Foreign exchange forward contracts	Net foreign currency exchange (gain) loss	$(281)	$314	$(881)	$(1,147)

Total		$(281)	$314	$(881)	$(1,147)

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
8. Fair Value Measurements
The following table summarizes the valuation of our financial instruments by the following three categories as of September 30, 2011 and December 31, 2010 (in thousands):
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

		September 30, 2011		December 31, 2010
			Non-qualified		Non-qualified
			Deferred		Deferred
		Foreign	Compensation	Foreign	Compensation
		Exchange	Plan	Exchange	Plan
Balance Sheet Classification		Derivatives	Investments	Derivatives	Investments
Other current assets	Level 1	$—	$—	$—	$—
	Level 2	222	—	28	—
	Level 3		—	—	—

		$222	$—	$28	$—

Other assets	Level 1	$—	$1,185	$—	$1,245
	Level 2	—	—	—	—
	Level 3	—	—	—	—

		$—	$1,185	$—	$1,245

Accrued expenses and other current liabilities	Level 1	$—	$—	$—	$—
	Level 2	273	—	91	—
	Level 3	—	—	—	—

		$273	$—	$91	$—

9. Comprehensive Income
Comprehensive income for the three and nine months ended September 30, 2011 and 2010 includes the following component (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net earnings	$17,166	$14,432	$65,581	$50,511
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(12,622)	13,097	(2,638)	(2,066)

Total comprehensive income	$4,544	$27,529	$62,943	$48,445

10. Share Repurchase Program
On May 26, 2011, we announced that our Board of Directors had authorized the repurchase of up to $50,000,000 of our common stock. During the nine months ended September 30, 2011, we purchased 2,897,493 shares of our common stock on the open market at an average price of $17.26 per share, which represented the full amount authorized under the repurchase program. All shares repurchased were retired.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
11. Commitments and Contingencies
Contractual
In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of September 30, 2011, we had approximately $21,819,000 of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse them.
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
Management believes that payments, if any, related to these indemnifications are not probable at September 30, 2011. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.
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
Beginning in March 2009, three purported class action lawsuits were filed in the U.S. District Court for the District of Arizona against us and certain of our current and former directors and officers on behalf of purchasers of our securities during the period April 22, 2004 to February 6, 2009. As amended, the complaint sought damages and asserted claims under the federal securities laws relating to our February 2009 announcement of a restatement of certain financial statements and contained allegations regarding other purported accounting, revenue recognition and financial reporting issues during the April 2004 — February 2009 period. In November 2010, the second amended complaint (the only remaining complaint then on file) of the lead plaintiff was dismissed with prejudice, and another purported class member plaintiff has appealed the order of dismissal with prejudice to the U.S. Court of Appeals for the Ninth Circuit. That appeal is currently pending. In June 2009, a shareholder derivative lawsuit was filed in the U.S. District Court for the District of Arizona by a person identifying himself as an Insight shareholder and purporting to act on behalf of Insight, naming Insight as a nominal defendant and current and former officers and directors as defendants. The derivative action was dismissed with prejudice in July 2010, and the plaintiff in that action appealed the order of dismissal to the U.S. Court of Appeals for the Ninth Circuit. That appeal is currently pending. We have tendered a claim to our D&O liability insurance carriers, and our carriers have acknowledged their obligations under these policies subject to a reservation of rights. Based on the information available at this time, the Company is not able to estimate the possible loss or range of loss for the purported class action or the Federal derivative action, if any, at this time.
In August 2010, in connection with an investigation being conducted by the United States Department of Justice (the “DOJ”), our subsidiary, Calence, LLC, received a subpoena from the Office of the Inspector General of the Federal Communications Commission (the “FCC OIG”) requesting documents and information related to the expenditure, by the Universal Service Administration Company, of funds under the E-Rate program. The E-Rate program provides schools and libraries with discounts to obtain affordable telecommunications and internet access and related hardware and software. We are cooperating with the DOJ and FCC OIG and have responded to the subpoena, and, based on the information available at this time, the Company is not able to estimate what the possible loss or range of loss might be, if any, at this time. The Company is pursuing its rights under the Calence acquisition agreements to indemnification for losses that may arise out of or result from this matter, including our fees and expenses for responding to the subpoena.
In September 2011, Insight Public Sector, Inc. learned that it had been named as a defendant in a qui tam lawsuit alleging violations of the Trade Agreements Act and the False Claims Act. This case, designated United States ex rel. Sandager v. Hewlett-Packard et al., was originally filed under seal in the United States District Court for the District of Minnesota in July 2008. In September 2009, the United States declined to intervene in the matter on behalf of the private qui tam plaintiff (the relator) and take the lead in the litigation, but that decision should not be viewed as a final assessment by the United States of the merits of this qui tam action. The amended complaint was filed in September 2011 and was served on Insight Public Sector, Inc. on September 26, 2011. Insight Public Sector, Inc. is one of twenty-one named defendants in the amended complaint. The plaintiff dropped 13 of the original 34 defendants in filing the amended complaint. The amended complaint seeks various remedies including damages, statutory penalties and an award to the relator under the False Claims Act. The Company intends to defend vigorously against this lawsuit. Based on the information available at this time, the Company is not able to estimate the possible loss or range of loss, if any, at this time.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Aside from the matters discussed above, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations or liquidity.
12. Segment Information
We operate in three reportable geographic operating segments: North America; EMEA; and APAC. Currently, our offerings in North America and the United Kingdom include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and select software-related services. Net sales by product or service type for North America, EMEA and APAC were as follows for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	North America		EMEA		APAC
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
Sales Mix	2011	2010	2011	2010	2011	2010
Hardware	$610,073	$572,427	$107,086	$103,326	$772	$408
Software	242,518	245,563	176,376	159,854	32,703	29,112
Services	61,002	53,214	5,668	4,633	1,821	660

	$913,593	$871,204	$289,130	$267,813	$35,296	$30,180

	North America		EMEA		APAC
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
Sales Mix	2011	2010	2011	2010	2011	2010
Hardware	$1,767,418	$1,555,173	$333,021	$322,888	$1,404	$818
Software	798,905	716,528	678,468	607,978	141,674	98,012
Services	183,632	153,298	17,497	13,450	4,856	2,586

	$2,749,955	$2,424,999	$1,028,986	$944,316	$147,934	$101,416

All intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments and on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the three or nine months ended September 30, 2011.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The tables below present information about our reportable operating segments as of and for the three months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30, 2011
	North America	EMEA	APAC	Consolidated
Net sales	$913,593	$289,130	$35,296	$1,238,019
Costs of goods sold	798,955	247,012	28,537	1,074,504

Gross profit	114,638	42,118	6,759	163,515
Operating expenses:
Selling and administrative expenses	89,539	39,372	6,160	135,071
Severance and restructuring expenses	476	53	—	529

Earnings from operations	$24,623	$2,693	$599	27,915

Non-operating expense, net				2,301

Earnings before income taxes				25,614
Income tax expense				8,448

Net earnings				$17,166

Total assets at period end	$1,373,333	$382,984	$57,671	$1,813,988	*

*	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $313,417,000.

	Three Months Ended September 30, 2010
	North America	EMEA	APAC	Consolidated
Net sales	$871,204	$267,813	$30,180	$1,169,197
Costs of goods sold	760,668	229,681	24,203	1,014,552

Gross profit	110,536	38,132	5,977	154,645
Operating expenses:
Selling and administrative expenses	89,012	35,808	4,691	129,511
Severance and restructuring expenses	199	99	—	298

Earnings from operations	$21,325	$2,225	$1,286	24,836

Non-operating expense, net				2,216

Earnings before income taxes				22,620
Income tax expense				8,188

Net earnings				$14,432

Total assets at period end	$1,329,004	$362,576	$46,743	$1,738,323	**

**	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $261,124,000.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The tables below present information about our reportable operating segments as of and for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended September 30, 2011
	North America	EMEA	APAC	Consolidated
Net sales	$2,749,955	$1,028,986	$147,934	$3,926,875
Costs of goods sold	2,393,718	879,795	123,188	3,396,701

Gross profit	356,237	149,191	24,746	530,174
Operating expenses:
Selling and administrative expenses	277,114	125,030	18,414	420,558
Severance and restructuring expenses	1,916	2,542	—	4,458

Earnings from operations	$77,207	$21,619	$6,332	105,158

Non-operating expense, net				4,624

Earnings before income taxes				100,534
Income tax expense				34,953

Net earnings				$65,581

Total assets at period end	$1,373,333	$382,984	$57,671	$1,813,988	*

*	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $313,417,000.

	Nine Months Ended September 30, 2010
	North America	EMEA	APAC	Consolidated
Net sales	$2,424,999	$944,316	$101,416	$3,470,731
Costs of goods sold	2,095,892	818,440	82,904	2,997,236

Gross profit	329,107	125,876	18,512	473,495
Operating expenses:
Selling and administrative expenses	260,241	110,698	14,113	385,052
Severance and restructuring expenses	1,142	545	—	1,687

Earnings from operations	$67,724	$14,633	$4,399	86,756

Non-operating expense, net				7,330

Earnings before income taxes				79,426
Income tax expense				28,915

Net earnings				$50,511

Total assets at period end	$1,329,004	$362,576	$46,743	$1,738,323	**

**	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $261,124,000.
We recorded the following pre-tax amounts, by operating segment, for depreciation and amortization, in the accompanying consolidated financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
North America	$7,922	$7,696	$23,156	$23,179
EMEA	1,775	1,613	5,242	4,809
APAC	211	186	635	527

Total	$9,908	$9,495	$29,033	$28,515

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
13. Subsequent Event
Effective October 1, 2011, we acquired Tempe, Arizona-based Ensynch, Incorporated, a leading professional services firm with multiple Microsoft Gold competencies across the complete Microsoft solution set, including cloud migration and management. Ensynch’s 2010 services revenue was $16.2 million. We believe this acquisition brings a depth of knowledge and expertise that will enhance our professional services capabilities. We believe that combining Ensynch’s technical skills with Insight’s sales engine will elevate our ability to provide clients with complete software solutions to drive their success.
We are in the process of determining the fair value of net assets acquired, including identifiable intangible assets, which will be recorded in our North America operating segment. We will consolidate the results of operations for Ensynch beginning on October 1, 2011, the effective date of the acquisition. We do not believe that our historical results would have been materially affected by the acquisition of Ensynch.

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
Solid sales performance combined with significant operating leverage drove double-digit growth in earnings from operations and operating margin expansion during the third quarter of 2011. Consolidated net sales increased 6% to $1.24 billion in the three months ended September 30, 2011 compared to $1.17 billion for three months ended September 30, 2010. Gross profit for the three months ended September 30, 2011 also increased 6% year over year to $163.5 million, and gross margin remained steady at 13.2%. On a consolidated basis, we reported earnings from operations of $27.9 million, net earnings of $17.2 million and diluted earnings per share of $0.38 for the third quarter of 2011. This compares to earnings from operations of $24.8 million, net earnings of $14.4 million and diluted earnings per share of $0.31 for the third quarter of 2010. While the market for IT products moderated somewhat from the double-digit sales growth we experienced in recent quarters coming out of the recession, our sales performance and disciplined cost management drove financial performance ahead of our expectations.
Our consolidated results of operations for the third quarter of 2011 include $529,000, $330,000 net of tax, of severance expense, compared to $298,000, $192,000 net of tax, recorded during the third quarter of 2010. Net of tax amounts were computed using the statutory tax rate for the taxing jurisdictions in the operating segment in which the related expenses were recorded.
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
Results of Operations
The following table sets forth for the periods presented certain financial data as a percentage of net sales for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	86.8	86.8	86.5	86.4

Gross profit	13.2	13.2	13.5	13.6
Selling and administrative expenses	10.9	11.1	10.7	11.1
Severance and restructuring expenses	0.0	0.0	0.1	0.0

Earnings from operations	2.3	2.1	2.7	2.5
Non-operating expense, net	0.2	0.2	0.1	0.2

Earnings before income taxes	2.1	1.9	2.6	2.3
Income tax expense	0.7	0.7	0.9	0.8

Net earnings	1.4%	1.2%	1.7%	1.5%

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
Net Sales. Net sales for the three months ended September 30, 2011 increased 6% compared to the three months ended September 30, 2010. Net sales for the nine months ended September 30, 2011 increased 13% compared to the nine months ended September 30, 2010. Our net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2011	2010	Change	2011	2010	Change
North America	$913,593	$871,204	5%	$2,749,955	$2,424,999	13%
EMEA	289,130	267,813	8%	1,028,986	944,316	9%
APAC	35,296	30,180	17%	147,934	101,416	46%

Consolidated	$1,238,019	$1,169,197	6%	$3,926,875	$3,470,731	13%

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Net sales in North America increased 5%, or $42.4 million, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Net sales of hardware and services increased 7% and 15%, respectively, year over year, while net sales of software decreased 1% year to year. Sales growth moderated somewhat in the third quarter compared to the year over year double-digit growth experienced in previous quarters post-recession. Overall, the increases in the hardware category resulted from higher volume with the year over year improvement in the demand environment for IT products, although at a more moderate pace than in previous quarters. The increase in services sales related to a higher volume of professional services and managed services projects. The decrease in the software category resulted from declines in public sector spending.
Net sales in North America increased 13%, or $325.0 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily as a result of generally higher demand for IT products. On a year to date basis, net sales of hardware, software and services increased 14%, 12% and 20%, respectively, year over year.
Net sales in EMEA increased 8%, or $21.3 million, in U.S. dollars, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Excluding the effects of foreign currency movements, net sales increased 2% compared to the third quarter of last year. EMEA’s growth rate lags our growth rate in North America and APAC as the European economy has recovered more slowly post-recession than our other markets. Net sales of hardware were up 4% year over year in U.S. dollars but were flat excluding the effects of foreign currency movements, as growth in the middle market client space more than offset reduced spending in the public sector market. Software net sales increased 10% year over year in U.S. dollars, 3% excluding the effects of foreign currency movements, due primarily to new client engagements in the middle market client space. Net sales of services increased 22% year over year in U.S. dollars, 15% excluding the effects of foreign currency movements, due primarily to higher volume and new client engagements.
Net sales in EMEA increased 9%, or $84.7 million, in U.S. dollars, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Excluding the effects of foreign currency movements, net sales were up 2% compared to the first nine months of last year. On a year to date basis, hardware and software sales increased 3% and 12%, respectively, while sales of services improved 30% year over year, in U.S. dollars. Excluding the effects of foreign currency movements, hardware sales declined 2% year to year, while net sales of software and services increased 3% and 22%, respectively, year over year. The year to date decrease in hardware sales primarily resulted from a decrease in spending in the public sector market, while the increases in software and services sales primarily resulted from higher volume and new client engagements.
Our APAC segment recognized net sales of $35.3 million for the three months ended September 30, 2011, a year over year increase of 17% from the three months ended September 30, 2010 in U.S. dollars, 3% excluding the effects of foreign currency movements. The increase primarily resulted from increased sales in the middle market.
Net sales in APAC increased 46%, or $46.5 million, in U.S. dollars, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, 28% excluding the effects of foreign currency movements. The year to date increase primarily resulted from higher volume and new client engagements, particularly with public sector clients.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
The percentage of net sales by category for North America, EMEA and APAC were as follows for the three months ended September 30, 2011 and 2010:

	North America		EMEA		APAC
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
Sales Mix	2011	2010	2011	2010	2011	2010
Hardware	67%	66%	37%	38%	2%	1%
Software	26%	28%	61%	60%	93%	97%
Services	7%	6%	2%	2%	5%	2%

	100%	100%	100%	100%	100%	100%

The percentage of net sales by category for North America, EMEA and APAC were as follows for the nine months ended September 30, 2011 and 2010:

	North America		EMEA		APAC
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
Sales Mix	2011	2010	2011	2010	2011	2010
Hardware	64%	64%	32%	34%	1%	1%
Software	29%	30%	66%	64%	96%	97%
Services	7%	6%	2%	2%	3%	2%

	100%	100%	100%	100%	100%	100%

Currently, our offerings in North America and the United Kingdom include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and software-related services.
Gross Profit. Gross profit for the three months ended September 30, 2011 increased 6% compared to the three months ended September 30, 2010, with gross margin remaining flat at 13.2%. For the nine months ended September 30, 2011, gross profit increased 12% compared to the nine months ended September 30, 2010, with a 10 basis point decrease in gross margin. Our gross profit and gross profit as a percentage of net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
		% of		% of		% of		% of
	2011	Net Sales	2010	Net Sales	2011	Net Sales	2010	Net Sales
North America	$114,638	12.5%	$110,536	12.7%	$356,237	13.0%	$329,107	13.6%
EMEA	42,118	14.6%	38,132	14.2%	149,191	14.5%	125,876	13.3%
APAC	6,759	19.1%	5,977	19.8%	24,746	16.7%	18,512	18.3%

Consolidated	$163,515	13.2%	$154,645	13.2%	$530,174	13.5%	$473,495	13.6%

North America’s gross profit for the three months ended September 30, 2011 increased 4% compared to the three months ended September 30, 2010, but, as a percentage of net sales, gross margin decreased year to year, due primarily to a decrease in margin related to a lower mix of agency fees for enterprise software agreements of 23 basis points, offset partially by an increase in product margin, which includes vendor funding and freight, of 11 basis points. For the nine months ended September 30, 2011, gross profit increased 8% compared to the nine months ended September 30, 2010. However, as a percentage of net sales, gross margin for the nine months ended September 30, 2011 decreased compared to the nine months ended September 30, 2010, reflecting a year to date decrease in margin related to agency fees for enterprise software agreements of 26 basis points and a year to date decrease on margin related to sales of services of 20 basis points as well as a decrease in product margin, which includes vendor funding and freight, of approximately 9 basis points, primarily related to freight.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
EMEA’s gross profit increased 10% in U.S. dollars for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Excluding the effects of foreign currency movements, gross profit was up 4% compared to the third quarter of last year. As a percentage of net sales, gross margin increased year over year, due primarily to an increase in margin contributed by services sales of 27 basis points and an increase in agency fees for enterprise software agreement renewals contributing an increase in margin of 13 basis points. These increases in margin were primarily the result of a change in the mix of business year over year to a higher mix of commercial business in the three months ended September 30, 2011 compared to more lower margin public sector business in the three months ended September 30, 2010. For the nine months ended September 30, 2011, gross profit increased 19% compared to the nine months ended September 30, 2010. Excluding the effects of foreign currency movements, gross profit increased 11% compared to the first nine months of last year. As a percentage of net sales, gross margin for the nine months ended September 30, 2011 increased year over year, primarily due to an increase in product margin, which includes vendor funding and freight, of 63 basis points, an increase in agency fees for enterprise software agreements contributing an increase in margin of 35 basis points and an increase in margin contributed by services sales of 17 basis points.
APAC’s gross profit increased 13% for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Excluding the effects of foreign currency movements, gross profit increased 1% compared to the third quarter of last year. As a percentage of net sales, gross margin declined by approximately 70 basis points, primarily due to the effect of a lower mix of agency fees for enterprise software agreements. For the nine months ended September 30, 2011, gross profit increased 34% compared to the nine months ended September 30, 2010. Excluding the effects of foreign currency movements, gross profit increased 18% compared to the first nine months of last year. As a percentage of net sales, gross margin declined by approximately 160 basis points, primarily due to the effect of an increase in the mix of public sector business, which is typically transacted at lower margins, as well as the effects of the prior year release of a sales tax reserve of approximately $480,000 upon settlement with the local taxing authorities in the first quarter of 2010.
Operating Expenses.
Selling and Administrative Expenses. Selling and administrative expenses increased $5.6 million, or 4%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. For the nine months ended September 30, 2011, selling and administrative expenses increased $35.5 million, or 9%, compared to the nine months ended September 30, 2010. Selling and administrative expenses as a percent of net sales by operating segment for the three and nine months ended September 30, 2011 and 2010 were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
		% of		% of		% of		% of
	2011	Net Sales	2010	Net Sales	2011	Net Sales	2010	Net Sales
North America	$89,539	9.8%	$89,012	10.2%	$277,114	10.1%	$260,241	10.7%
EMEA	39,372	13.6%	35,808	13.4%	125,030	12.2%	110,698	11.7%
APAC	6,160	17.5%	4,691	15.5%	18,414	12.4%	14,113	13.9%

Consolidated	$135,071	10.9%	$129,511	11.1%	$420,558	10.7%	$385,052	11.1%

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
North America’s selling and administrative expenses increased 1%, or $527,000, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. A year over year increase of $1.1 million related to salaries and benefits, including stock-based compensation, associated with investments in headcount and related benefits and a year over year increase of $700,000 in variable compensation linked with increasing net sales were offset by declines in marketing, facilities and other general and administrative expenses resulting from tight expense management. Although selling and administrative expenses were relatively flat year over year, selling and administrative expenses as a percentage of net sales declined approximately 40 basis points to 9.8% of net sales for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The decline is primarily attributable to the benefits of ongoing expense management efforts. For the nine months ended September 30, 2011, selling and administrative expenses in North America increased 6%, or $16.9 million compared to the nine months ended September 30, 2010. During the nine months ended September 30, 2011, as expected, we incurred incremental selling and administrative expenses associated with the North America IT systems integration project. In addition, we incurred a non-cash charge of approximately $1.4 million during the period to write-off certain computer software development costs that will not be placed into service as a result of the North America IT systems integration project. The year over year comparison was also affected by the prior year’s selling and administrative expenses being reduced by $2.9 million upon the collection of a single account receivable which we had previously specifically reserved as doubtful.
EMEA’s selling and administrative expenses increased 10%, or $3.6 million in U.S. dollars, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, increasing approximately 20 basis points year over year as a percent of net sales to 13.6%. Excluding the effects of foreign currency movements, selling and administrative expenses increased 4% compared to the third quarter of last year. The remaining increase year over year, after excluding the effects of foreign currency movements, related to increases in salaries and benefits due to investments in headcount and related benefits. Additionally, we incurred incremental selling and administrative expenses associated with investments in our IT systems in EMEA during the quarter. For the nine months ended September 30, 2011, selling and administrative expenses increased 13%, or $14.3 million in U.S. dollars, compared to the nine months ended September 30, 2010. Excluding the effects of foreign currency movements, selling and administrative expenses increased 6% compared to the first nine months of last year. The increase in selling and administrative expenses is primarily attributable to increases in salaries and benefits due to investments in headcount and related benefits and increases in variable compensation on increased gross profit.
APAC’s selling and administrative expenses increased 31% or $1.5 million in U.S. dollars, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, increasing year over year as a percent of net sales by approximately 200 basis points to 17.5%. Excluding the effects of foreign currency movements, selling and administrative expenses increased 15% compared to the third quarter of last year. The increase year over year was primarily driven by increases in salaries and benefits due to investments in headcount. For the nine months ended September 30, 2011, selling and administrative expenses increased 30%, or $4.3 million in U.S. dollars compared to the nine months ended September 30, 2010. Excluding the effects of foreign currency movements, selling and administrative expenses increased 14% compared to the first nine months of last year. The year over year increase in selling and administrative expenses in the nine month periods was primarily attributable to increases in salaries and benefits due to investments in headcount and increases in variable compensation on increased gross profit.
Severance and Restructuring Expenses. During the three months ended September 30, 2011, North America and EMEA recorded severance expense of $476,000 and $53,000, respectively, related to certain restructuring activities. During the nine months ended September 30, 2011, North America and EMEA recorded severance expense totaling $1.9 million, net of adjustments, and $2.5 million, net of adjustments, respectively, related to certain restructuring activities. Comparatively, during the three months ended September 30, 2010, North America and EMEA recorded severance expense of $199,000 and $99,000, respectively, and, during the nine months ended September 30, 2010, North America and EMEA recorded severance expense of $1.1 million and $545,000, respectively.
Non-Operating (Income) Expense.
Interest Income. Interest income for the three and nine months ended September 30, 2011 and 2010 was generated through cash equivalent short-term investments. The increase in interest income year over year is primarily due to increases in average cash balances outstanding.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Interest Expense. Interest expense for the three and nine months ended September 30, 2011 and 2010 primarily relates to borrowings under our financing facilities and capital lease obligation and imputed interest under our inventory financing facility. Interest expense for the three months ended September 30, 2011 declined 8%, or $146,000, compared to the three months ended September 30, 2010. For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, interest expense declined 13% due primarily to lower average borrowing rates year to year and a change in estimate in the prior year period described below. Imputed interest under our inventory financing facility was $463,000 and $1.5 million for the three and nine months ended September 30, 2011, respectively, compared to $536,000 and $1.7 million for the three and nine months ended September 30, 2010. These decreases were due to decreased weighted average interest rates, partially offset by higher average balances outstanding under the facility. During the nine months ended September 30, 2010, we reduced interest expense by $553,000 for a change in estimate of accrued interest related to two state unclaimed property settlements.
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
Income Tax Expense. Our effective tax rate for the three months ended September 30, 2011 was 33.0% compared to 36.2% for the three months ended September 30, 2010. Our effective tax rate for the nine months ended September 30, 2011 and 2010 was 34.8% and 36.4%, respectively. The decrease in our effective tax rate for the three months ended September 30, 2011 was primarily due to the recognition of tax benefits relating to the re-measurement or settlement of specific uncertain tax positions during the quarter. The decrease in effective tax rates for the nine month periods was primarily due to the recognition of tax benefits relating to the re-measurement or settlement of specific uncertain tax positions and a release of a valuation allowance in the United Kingdom, partially offset by a revaluation of our deferred tax assets to reflect changes to certain statutory tax rates.
Liquidity and Capital Resources
The following table sets forth certain consolidated cash flow information for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended
	September 30,
	2011	2010
Net cash provided by operating activities	$10,062	$37,508
Net cash used in investing activities	(16,883)	(17,754)
Net cash (used in) provided by financing activities	(19,397)	6,078
Foreign currency exchange effect on cash flow	1,135	(134)

(Decrease) increase in cash and cash equivalents	(25,083)	25,698
Cash and cash equivalents at beginning of period	123,763	68,066

Cash and cash equivalents at end of period	$98,680	$93,764

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Cash and Cash Flow
Our primary uses of cash during the nine months ended September 30, 2011 were to fund working capital requirements, including repayments under our inventory financing facility, to repurchase shares of our common stock and to fund capital expenditures. Operating activities in the nine months ended September 30, 2011 provided $10.1 million in cash, compared to $37.5 million during the nine months ended September 30, 2010, reflecting higher working capital needs on higher sales during the nine months ended September 30, 2011. We had net borrowings on our long-term debt under our revolving credit facility of $65.5 million, made net repayments under our inventory financing facility of $33.2 million and funded $50.0 million of repurchases of our common stock during the nine months ended September 2011. Capital expenditures were $16.9 million for the nine months ended September 30, 2011, a 34% increase over the nine months ended September 30, 2010, primarily related to investments in our IT systems. Cash flows for the nine months ended September 30, 2011 benefited $1.1 million from the foreign currency exchange effect on cash flows while cash flows for the nine months ended September 30, 2010 were negatively affected by $134,000 as a result of foreign currency exchange rates.
Net cash provided by operating activities. Cash flows from operations for the nine months ended September 30, 2011 and 2010 reflect our net earnings, adjusted for non-cash items such as depreciation, amortization, stock-based compensation expense and write-offs and write-downs of assets, as well as changes in accounts receivable, other current assets, accounts payable, deferred revenue and accrued expenses and other liabilities. In both periods, the decreases in accounts receivable and accounts payable can be primarily attributed to the seasonal decrease in net sales, resulting in lower accounts receivable and accounts payable balances as of September 30, compared to December 31. For the 2011 period, the decrease in accrued expenses and other liabilities was primarily due to VAT and sales tax payments, payments made to settle certain state unclaimed property liabilities or other legal release of the recorded liabilities and a reduction in the payroll accrual at period end. The decreases in other current assets and deferred revenue in the nine months ended September 30, 2011 were primarily due to a large project for which we deferred revenue recognition and the related costs as of December 31, 2010 until we received client acceptance of the work performed throughout the first three quarters of 2011. For the 2010 period, the decrease in accrued expenses and other liabilities was primarily due to payments made to settle certain state unclaimed property liabilities and reduce income taxes payable. The increase in inventories in the nine months ended September 30, 2010 was primarily attributable to client-specific inventory purchased in North America during the third quarter of 2010 as a result of new client engagements and overall higher demand for hardware.
Our consolidated cash flow operating metrics for the quarter ended September 30, 2011 and 2010 are as follows:

	2011	2010
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	68	66
Days inventory outstanding (“DIOs”) (b)	10	10
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(50)	(51)

Cash conversion cycle (days) (d)	28	25

(a)	Calculated as the balance of accounts receivable, net at the end of the period divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 92 days.

(b)	Calculated as average inventories divided by daily costs of goods sold. Average inventories is calculated as the sum of the balances of inventories at the beginning of the quarter plus inventories at the end of the quarter divided by two. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 92 days.

(c)	Calculated as the balances of accounts payable, which includes the inventory financing facility, at the end of the period divided by daily costs of goods sold. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 92 days.

(d)	Calculated as DSOs plus DIOs, less DPOs.
Our cash conversion cycle was 28 days in the quarter ended September 30, 2011 compared to 25 days in the quarter ended September 30, 2010. These results were primarily due to year to year variances in the timing of supplier payments and higher sales recorded late in this year’s third quarter compared to last year, primarily in our foreign operations.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms granted to our clients in order to take advantage of supplier discounts. We intend to use cash generated in the remainder of 2011 in excess of working capital needs to pay down our outstanding debt balances and support our capital expenditures.
Net cash used in investing activities. Capital expenditures of $16.9 million and $12.6 million for the nine months ended September 30, 2011 and 2010, respectively, primarily related to investments in our IT systems. We expect capital expenditures for the full year 2011 between $22.0 million and $27.0 million, primarily for the integration of our IT systems in North America onto a single platform over the next two years, the IT systems upgrade in our EMEA operations and other facility and technology related maintenance and upgrade projects. During the nine months ended September 30, 2010, we made an earnout payment of $5.1 million to the former owners of Calence.
Net cash used in financing activities. During the nine months ended September 30, 2011, we had net borrowings on our debt facilities that increased our outstanding debt balances under our revolving credit facilities by $65.5 million, and we used $33.2 million to pay down our inventory financing facility in accordance with its payment terms. During the nine months ended September 30, 2011, we also funded repurchases of 2.9 million shares of our common stock in open market transactions at a total cost of $50.0 million (an average price of $17.26 per share). These repurchases were completed under a program approved by our Board of Directors in May 2011 authorizing the purchase of up to $50.0 million of our common stock. All shares repurchased have been retired as of September 30, 2011.
During the nine months ended September 30, 2010, we had net borrowings under our debt facilities that increased our outstanding debt balances under our revolving credit facilities by $17.5 million and made net repayments under our inventory financing facility of $10.0 million.
Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our senior revolving credit facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings (loss) plus (i) interest expense, less non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization and (iv) non-cash stock-based compensation (referred to herein as “adjusted earnings”). The maximum leverage ratio permitted under the agreements is 2.50 times trailing twelve-month adjusted earnings. We anticipate that we will be in compliance with our maximum leverage ratio requirements over the next four quarters. However, a significant drop in the Company’s adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below the Company’s consolidated maximum debt capacity. As of September 30, 2011, the Company’s debt balance that could have been outstanding was equal to the maximum available under the facilities of $450.0 million. Our debt balance as of September 30, 2011 was $157.4 million, including our capital lease obligation for certain IT equipment. As of September 30, 2011, the current portion of our long-term debt relates solely to our capital lease obligation.
We anticipate that cash flows from operations, together with the funds available under our financing facilities, will be adequate to support our presently anticipated cash and working capital requirements for operations over the next 12 months.
Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the U.S. For foreign entities not treated as branches for U.S. tax purposes, we do not provide for U.S. income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. As of September 30, 2011, we had approximately $83.2 million in cash and cash equivalents in certain of our foreign subsidiaries where we consider undistributed earnings of these foreign subsidiaries to be permanently reinvested. As of September 30, 2011, the majority of our foreign cash resides in the Netherlands, the United Kingdom and Australia. Certain of these cash balances could be, and we expect that they will be, remitted to the U.S. by paying down intercompany payables generated in the ordinary course of business. This repayment would not change our policy to indefinitely reinvest earnings of our foreign subsidiaries. Our intention is that undistributed earnings will be used for general business purposes in the foreign jurisdictions as well as to fund our EMEA IT systems, various facility upgrades and the expansion of our sales of hardware and services, in addition to software, to clients in EMEA countries.

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
The following table summarizes our open foreign currency forward contracts held at September 30, 2011. All U.S. dollar and foreign currency amounts (Canadian Dollars, British Pounds Sterling and Euros) are presented in thousands.

	Buy	Buy	Buy
Foreign Currency	CAD	GBP	EUR
Foreign Amount	18,000	11,000	3,697
Exchange Rate	1.0200	1.5450	1.3525
USD Equivalent	$17,647	$16,995	$5,000
Weighted Average Maturity	Less than 1 month	Less than 1 month	Less than 1 month

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and determined that as of September 30, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Change in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations of Internal Control Over Financial Reporting
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
There were no unregistered sales of equity securities during the three months ended September 30, 2011.
We have never paid a cash dividend on our common stock, and our senior revolving credit facility contains restrictions on the payment of cash dividends. We currently intend to reinvest all of our earnings into our business and do not intend to pay any cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities

			(c)	(d)
	(a)		Total Number of Shares	Approximate Dollar
	Total Number	(b)	Purchased as Part of	Value of Shares That May
	of Shares	Average Price	Publicly Announced	Yet be Purchased Under
Period	Purchased	Paid per Share	Plans or Programs	the Plans or Programs
July 1, 2011 through July 31, 2011	592,969	$18.30	592,969	$25,000,000

August 1, 2011 through August 31, 2011	894,366	16.82	894,366	9,953,000
September 1, 2011 through September 30, 2011	536,897	18.54	536,897	—

Total	2,024,232	$17.71	2,024,232

On May 26, 2011, we announced that our Board of Directors had authorized the repurchase of up to $50,000,000 of our common stock. During the nine months ended September 30, 2011, we purchased 2,897,493 shares of our common stock on the open market at an average price of $17.26 per share, which represented the full amount authorized under the repurchase program. All shares repurchased were retired.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.
None.

INSIGHT ENTERPRISES, INC.

Item 6.	Exhibits.
(a) Exhibits (unless otherwise noted, exhibits are filed herewith).

Exhibit No.		Description

3.1		Composite Certificate of Incorporation of Insight Enterprises, Inc. (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the year ended December 31, 2005).
3.2		Amended and Restated Bylaws of Insight Enterprises, Inc. (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on January 14, 2008).
4.1		Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).
10.1	(1)	Release and Severance Agreement by and between Insight Enterprises, Inc. and Stephen A. Speidel dated as of September 1, 2011.
31.1		Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14.
31.2		Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14.
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Date: November 2, 2011	INSIGHT ENTERPRISES, INC.

	By:	/s/ Kenneth T. Lamneck
Kenneth T. Lamneck
President and Chief Executive Officer (Duly Authorized Officer)

	By:	/s/ Glynis A. Bryan
Glynis A. Bryan
Chief Financial Officer (Principal Financial Officer)

	By:	/s/ David C. Olsen
David C. Olsen
Corporate Controller (Principal Accounting Officer)