Form 10-K
period 2011-12-31
INSIGHT ENTERPRISES INC
filed 2012-02-24
CIK 932696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to _________.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock as reported on The Nasdaq Global Select Market on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $803,192,580.
The number of shares outstanding of the registrant’s common stock on February 17, 2012 was 43,950,539.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to its 2012 Annual Meeting of Stockholders have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

INSIGHT ENTERPRISES, INC.
ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2011

Page
PART I

ITEM 1. Business	3

ITEM 1A. Risk Factors	11

ITEM 1B. Unresolved Staff Comments	17

ITEM 2. Properties	18

ITEM 3. Legal Proceedings	18

ITEM 4. Mine Safety Disclosures	18

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19

ITEM 6. Selected Financial Data	21

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk	40

ITEM 8. Financial Statements and Supplementary Data	41

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	74

ITEM 9A. Controls and Procedures	74

ITEM 9B. Other Information	74

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance	75

ITEM 11. Executive Compensation	75

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	75

ITEM 13. Certain Relationships and Related Transactions,and Director Independence	75

ITEM 14. Principal Accounting Fees and Services	75

PART IV

ITEM 15. Exhibits, Financial Statement Schedules	75

SIGNATURES	76
EXHIBITS TO FORM 10-K	77

EX-10.16
EX-21
EX-23.1
EX-24.1
EX-24.2
EX-24.3
EX-24.4
EX-24.5
EX-24.6
EX-24.7
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

INSIGHT ENTERPRISES, INC.
FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect net sales, gross profit, operating expenses, earnings from continuing operations, non-operating income and expenses, net earnings or cash flows, cash needs and the sufficiency of our capital resources and the payment of accrued expenses and liabilities; our business strategy and our strategic initiatives, including the launch of new product and services offerings in international markets, expanding our products and services to existing and new clients, and accelerating our cloud and SaaS offerings; the availability of competitive sources of products for our purchase and resale; industry pricing and consolidation trends; our intentions concerning the payment of dividends; our acquisition strategy; the effects of inflation and increasing interest rates; trends related to our effective tax rate; effects of acquisitions or dispositions; projections of IT integration expenses and capital expenditures; plans for future operations; the availability of financing and our needs or plans relating thereto; the effect of new accounting principles or changes in accounting policies; the effect of indemnification obligations; projections about the outcome of ongoing tax audits; statements related to accounting estimates, including estimated stock-based compensation award forfeitures, the timing of the payment of restructuring obligations and the realization of deferred tax assets and the resolution of uncertain tax positions; our positions and strategies with respect to ongoing and threatened litigation; our ability to grow sales to new and existing clients and increase our market share and the resulting effect on our results of operations and profitability; our plans to grow our sales team; the timing of the effect of our initiatives to expand our international product and services offerings; our plans to consolidate, upgrade and integrate our IT systems, including the timing and costs relating thereto; the sufficiency of our facilities; the possibility that we may take future restructuring actions; our intentions to reinvest foreign earnings; our plans to use cash flow from operations to pay down debt, make capital expenditures and fund acquisitions; our exposure to off-balance sheet arrangements; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:
•	our reliance on partners for product availability and competitive products to sell as well as our competition with our partners;

•	our reliance on partners for marketing funds and purchasing incentives;

•	disruptions in our information technology systems and voice and data networks, including risks and costs associated with the integration and upgrade of our IT systems;

•	general economic conditions;

•	the security of our electronic and other confidential information;

•	actions of our competitors, including manufacturers and publishers of products we sell;

•	the integration and operation of acquired businesses, including our ability to achieve expected benefits of the acquisitions;

•	changes in the IT industry and/or rapid changes in product standards;

•	failure to comply with the terms and conditions of our commercial and public sector contracts;

•	the availability of future financing and our ability to access and/or refinance our credit facilities;

•	the variability of our net sales and gross profit;

•	stockholder litigation and regulatory proceedings related to the restatement of our consolidated financial statements;

•	the risks associated with our international operations;

•	exposure to changes in, interpretations of, or enforcement trends related to tax rules and regulations;

•	our dependence on key personnel; and

•	intellectual property infringement claims and challenges to our registered trademarks and trade names.

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

INSIGHT ENTERPRISES, INC.
PART I
Item 1. Business
General
Insight Enterprises, Inc. (“Insight” or the “Company”) is a global provider of information technology (“IT”) hardware, software and service solutions to businesses and public sector institutions. The Company is organized in the following three operating segments, which are primarily defined by their related geographies:

		% of 2011
		Consolidated Net
Operating Segment*	Geography	Sales
North America	United States and Canada	70%

EMEA	Europe, Middle East and Africa	26%

APAC	Asia-Pacific	4%

*
Additional detailed segment and geographic information can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and in Note 18 to the Consolidated Financial Statements in Part II, Item 8 of this report.

Our process knowledge and technical expertise allow us to assess, design and deploy IT solutions to help our clients enable, manage and secure their IT environments. Our product fulfillment and logistics capabilities, management tools and technical expertise make designing, deploying and managing IT solutions easier for our clients while helping them control their IT costs. Insight has locations in 23 countries, and we have the capabilities to serve clients in approximately 190 countries with software provisioning and related services, transacting business in 18 languages and 14 currencies. Currently, our offerings in North America, the United Kingdom, the Netherlands and Germany include a suite of IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and select software-related services. On a consolidated basis, hardware, software and services represented 53%, 42% and 5%, respectively, of our net sales in both 2011 and 2010.
We were incorporated in Delaware in 1991 as the successor to an Arizona corporation that commenced operations in 1988. Our corporate headquarters are located in Tempe, Arizona. We began operations in the U.S., expanded into Canada in 1997 and into the United Kingdom in 1998. In 2006, through our acquisition of Software Spectrum, Inc. (“Software Spectrum”), we expanded deeper into global markets in EMEA and APAC, where Software Spectrum already had an established footprint and strategic relationships. In 2008, through our acquisitions of Calence, LLC (“Calence”) in North America and MINX Limited (“MINX”) in the United Kingdom, we enhanced our global technical expertise around higher-end networking and communications technologies, as well as managed services and security. Effective October 1, 2011, we enhanced our professional services capabilities by acquiring Tempe, Arizona-based Ensynch, Incorporated (“Ensynch”). Effective February 1, 2012, we expanded our hardware capabilities into key markets in our existing European footprint by acquiring Inmac, a broad portfolio business-to-business hardware reseller based in Frankfurt, Germany and the Netherlands servicing clients in Western Europe. As part of our focus on core elements of our growth strategy, in 2006 we sold Direct Alliance Corporation (“Direct Alliance”), a business process outsourcing provider in the U.S., and in 2007 we sold PC Wholesale, a seller of IT products to other resellers in the U.S.
Values
We are focused on instilling a winning culture and have an established set of values that set the tone for our business and define who we are. Our core values are:
•	We Exist to Serve Our Clients

•	We Respect Each Other

•	We Develop and Value Our Teammates

•	We Act with Integrity

•	We Strive for Operational Excellence in All We Do

INSIGHT ENTERPRISES, INC.
We believe that these values strengthen the overall Insight experience for our teammates, clients and partners (we refer to our employees as “teammates,” our customers as “clients” and our suppliers as “partners”). By living these values, we believe we are able to attract, develop and retain great talent.
Business Strategy
Our vision is to be the trusted advisor to our clients, helping them enhance business performance through innovative technology solutions. Our strategy is to grow market share and profitability by delivering relevant product, service and solution offerings to our clients on a scalable support and delivery platform. With the continual emergence of new technologies and technology solution options in the IT industry, we believe businesses continue to seek technology providers to supply value-added advice to help them identify and deploy IT solutions, rather than to just provide product selection, price and availability. We believe that Insight has a unique position in the market and can gain profitable market share and provide enhanced value to our clients. We have a multi-partner approach and excel at providing broad product selection at competitive prices through an efficient supply chain. We have deeper services and solutions capabilities than many of our competitors, we have a multi-national footprint, and we serve a cross-section of clients.
Insight’s core business is providing IT hardware, software and services to large, medium and small businesses and public sector institutions. We believe that what differentiates Insight from our competitors is:
•	Our Scale and Reach — we had $5.3 billion in net sales in 2011 and have sales and distribution capabilities in 23 countries.

•	Our People — we have over 5,300 teammates worldwide, including over 1,000 skilled, certified services professionals.

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

•
Our Partners and Clients — we have a multi-partner approach with approximately 5,400 partnerships with manufacturers and publishers and approximately 70,000 commercial and public sector clients globally.

To further refine our strategy and strengthen our execution and operational effectiveness, Insight is focused on five strategic initiatives:
•	Grow profitable market share;

•	Expand services;

•	Accelerate cloud solutions;

•	Deploy IT systems; and

•	Drive operational excellence.
Grow profitable market share. Our geographically aligned sales and delivery model in North America continues to focus on organic, profitable growth and market share gain. We remain focused on selling into a specific set of targeted clients that are part of our total addressable market, or as we call it, our TAM. Key initiatives of our refined focus include adding new TAM clients and rolling the TAM focus to additional geographies and client sectors. We are putting particular focus on increasing our share of the middle market client group, which is key to our strategy in all geographies. In EMEA and APAC, we will also continue to focus on the public sector. We are addressing these opportunities to grow market share by investing in our sales teams in all geographies and investing in enhanced training initiatives.
In addition to our focus on new clients, we seek to increase our share of our current clients’ annual IT budgets. We are investing in focused training programs in North America and are aligning our sales teammates with our specialists, who have even deeper technical expertise, to ensure our sales teammates are able to sell across our portfolio of offerings. Further, we have implemented the management systems necessary to track our progress. We have launched our new IT system in EMEA and are deploying similar programs as necessary to ensure we are able to bring our hardware capabilities to our existing and new clients in selected additional markets. Our operating model allows us to tailor offerings based on the size and complexity of our client. Accordingly, we believe that there are opportunities for Insight to expand relationships with our existing clients by increasing the types of products and services that each of our existing clients buy from us.

INSIGHT ENTERPRISES, INC.
Whether to new or existing clients, we are focused on selling solutions. We have identified, and are engaged with the top IT partners, in developing and deploying solutions which combine hardware, software and services to meet the specific and critical needs of our clients. The solutions domains identified are:
•	Data Center

•	Network and Security

•	Unified Communications and Collaboration

•	Office Productivity

•	Virtualization

•	Mobility

•	Cloud

•	Data Protection
These solutions can be provided through a variety of delivery mechanisms, including on-premise, through our remote operations center, or through a private, public or hybrid cloud, to name a few.
Further, we intend to seize growth opportunities in new technologies. As manufacturers, publishers and service providers develop new technologies and as new ways of buying and supplying technology take hold, we are committed to taking advantage of and leveraging these opportunities.
Expand services. While Insight’s business was built primarily on hardware and software product sales that are the foundation of many of our client relationships today, we believe our services capabilities differentiate Insight in the marketplace and enhance our profitability. Our services capabilities are most developed in our United States business, and we are growing our capabilities in the United Kingdom and are selectively launching the offering of such services in Canada and other countries in our EMEA and APAC segments.
During 2011, we clearly defined our go-to-market services strategy in the United States. As part of this effort, we carefully analyzed our set of service offerings to determine if each service is aligned with our eight solutions domains, is market relevant, is differentiated, is profitable and is repeatable and scalable. As a result of this objective evaluation, we have redeployed resources and have a refined focus on our strategy to grow services.
Also during 2011, we completed the acquisition of Ensynch, a leading professional services firm with multiple Microsoft Gold competencies across the complete Microsoft solution set, including cloud migration and management. We believe the Ensynch acquisition brings a depth of knowledge and expertise that will enhance our professional services capabilities and that combining Ensynch’s technical skills with Insight’s sales engine will elevate our ability to provide clients with complete software solutions to drive their success.
Our service delivery team is composed of over 1,000 professionals with approximately 3,000 certifications and delivers services using a proprietary methodology and dedicated project management office.
In addition, we are expanding our service partner network in the United Kingdom, the Netherlands, Germany, France and Canada to further augment capabilities to deliver select managed and professional and consulting services.
In other countries where we do not currently sell hardware, we intend to continue to enhance our software offerings by introducing “Software as a Service” (“SaaS”) cloud solutions, expanding our services capabilities, and extending our client reach with middle market and public sector clients. In addition, we intend to maintain our global software capabilities to support our multinational clients. For a discussion of risks associated with international operations, see “Risk Factors — There are risks associated with our international operations that are different than the risks associated with our operations in the United States, and our exposure to the risks of a global market could hinder our ability to maintain and expand international operations,” in Part I, Item 1A of this report.

INSIGHT ENTERPRISES, INC.
Accelerate cloud solutions. Cloud computing represents an evolution in the IT world. Private, public and hybrid cloud solutions provide flexible, reliable and affordable solutions for delivering critical IT functions, such as email, data security, data center hosting and more. To date, Insight has sold more than one million seats in various cloud offerings. We are developing solutions and services to make the transition from the traditional IT computing model to cloud computing easier for our clients.
Our vision is to help our clients succeed in the cloud. We plan to do this by becoming the leading single-source provider of the best-in-class cloud computing solutions, providing a wide range of cloud solutions, support services and an enhanced shopping experience through our one central aggregation point.
Building on our value as a technology solutions provider, in mid February 2012, we launched the InsightCloud Solutions Center, which offers clients a new way to learn about, shop for and manage and provision cloud computing solutions. We anticipate that, by the end of 2012, InsightCloud will provide an array of cloud offerings from industry leaders, complete with client care support services and expert presale resources to assist in client decision making and implementation. In North America, the InsightCloud Solutions Center acts as our “as-a-service” aggregation portal linked to Insight.com, which enables integrated procurement and provisioning, a utility billing system, solution administration support and on-demand services. Similar cloud solutions are being offered by Insight in EMEA as well.
Deploy IT systems. One of our North America segment’s key initiatives is to deliver standardized process and systems across North America. As part of this initiative, we are in the process of consolidating systems and removing operational barriers created by the multiple IT environments inherited in past business acquisitions. We believe this systems integration will drive operational efficiency and simplify engagement among our teammates and with our clients and our partners.
This systems integration strategy in North America will allow us to:
•	Simplify our systems landscape;

•	Enhance cross-selling by improving client and account executive access to all products and services we sell;

•	Implement solutions that effectively support our services business;

•	Standardize our data repository to facilitate user access and strengthen controls; and

•	Improve productivity by streamlining applications, process and infrastructure.
Our plan is to fully integrate our IT systems in North America onto an integrated platform by the end of 2012. Significant internal and external resources have been devoted to the successful completion of this project.
We are also in the process of converting our EMEA operations to a new IT system that will allow us to expand our sales of hardware and services, in addition to software, to clients in that region. To date, we have successfully deployed the new system in the Netherlands and Germany, expanding our core hardware capabilities into these countries. We expect to continue our deployment in the remainder of EMEA throughout 2012 and into 2013, and we expect a positive contribution to our financial results beginning in 2012. Until these deployments are completed, our offerings in EMEA, outside of the United Kingdom, the Netherlands and Germany, and in APAC are almost entirely software and select software-related services. We intend to continue to offer global software licensing and related asset management services, as we believe these global capabilities meaningfully differentiate us from our competitors.
Drive operational excellence. We define operational excellence in terms of our productivity, or how we align our organizational and departmental goals to our daily work effort. We measure our productivity based on the ratio of our selling and administrative expenses to gross profit dollars. In order to improve productivity, we have implemented a series of initiatives, including defining and setting expectations for levels of productivity for all teammates, embedding these metrics into job descriptions, benchmarking ourselves internally and externally and utilizing a formalized management system to review our progress through quarterly business reviews. We have established clear roles and accountabilities for all teammates and aligned compensation models and business processes to ensure our productivity improves across our business.
Utilizing metrics and a management system to track our performance and a weekly sales management commitment process, we have real time visibility into our business to ensure resources are aligned to drive results. We believe that our continuous focus on operational excellence and improvement for every business process will yield a significant long-term benefit to Insight.

INSIGHT ENTERPRISES, INC.
Hardware, Software and Services Offerings
Hardware Offerings. We currently offer our clients in North America and select countries in EMEA a comprehensive selection of IT hardware products. We offer products from hundreds of manufacturers, including such industry leaders as Hewlett-Packard (“HP”), Cisco, Lenovo, IBM and Panasonic. Our scale and purchasing power, combined with our efficient, high-volume and cost effective direct sales and marketing model, allow us to offer competitive prices. We believe that offering choices from multiple partners enables us to better serve our clients by providing a variety of product solutions to best address their specific business needs. These needs may be based on particular client preferences or other criteria, such as real-time best pricing and availability, or compatibility with existing technology. In addition to our distribution facilities, we have “direct-ship” programs with many of our partners, including manufacturers and distributors, allowing us to expand our product offerings without increasing inventory, handling costs or inventory risk exposure. As a result, we are able to provide a product offering with billions of dollars of products in virtual inventory. Convenience and product options among multiple brands are key competitive advantages against manufacturers’ direct selling programs, which are generally limited to their own brands and may not offer clients a complete or best in class solution across all product categories.
The four hardware technology categories we have identified as key to our solutions selling focus are:
•	Desktop, notebook and tablet

•	Network and power

•	Server and storage

•	Print and consumables
Software Offerings. Our clients acquire software applications from us in the form of licensing agreements with software publishers, boxed products, or through SaaS, whereby clients subscribe to software that is hosted either by the software publisher or a dedicated third-party hosting company on the internet. The majority of our clients obtain their software applications through licensing agreements, which we believe is a result of their ease of administration and cost-effectiveness. Licensing agreements, or right-to-copy agreements, allow a client to either purchase a license for each of its users in a single transaction or periodically report its software usage, paying a license fee based on the number of users.
As software publishers choose different models for implementing licensing agreements, businesses must evaluate the alternatives to ensure that they select the appropriate agreements and comply with the publishers’ licensing terms when purchasing and managing their software licenses. We work closely with our clients to understand their licensing requirements and to educate them regarding the options available under publisher licensing agreements. Many of our clients who have elected to purchase software licenses through licensing agreements have also entered into software maintenance agreements, which allow clients to receive new versions, upgrades or updates of software products released during the maintenance period, in exchange for a specified annual fee. We assist our clients and partner publishers in tracking and renewing these agreements. In connection with certain enterprise-wide licensing agreements, publishers may choose to bill and collect from clients directly. In these cases, we earn a referral fee directly from the publisher.
The four software and licensing technology categories we have identified as key to our solutions selling focus are:
•	Office productivity

•	Virtualization

•	Creativity

•	Data protection
Additionally, we help our clients standardize their software environments while reducing costs and limiting risk through optimal license use and compliance management. We offer clients a portfolio of Software Asset Management (“SAM”) services, including SAM consultation, assessment of ISO standard attainment, license reconciliations, and our proprietary Insight:LicenseAdvisor® SAM solution platform. We also launched iSAM, a more abbreviated cloud version of our proprietary SAM solution platform, in EMEA. We help clients determine their license rights and utilization rates, reconcile the difference, and then proactively track, analyze, and manage their software asset portfolio from procurement to retirement.

INSIGHT ENTERPRISES, INC.
Services Offerings. We currently offer a suite of consulting, technical and managed services in the U.S., the United Kingdom, France and Germany via our own personnel, augmented by service partners to fill gaps in our geographic coverage or capabilities. We also utilize partners to deliver these services in Canada. We believe that developing the breadth and quality of these capabilities internally or through targeted acquisitions over time will be a key differentiator for us. We have, and intend to continue to develop, an array of technical expertise and service capabilities to help identify, acquire, implement and manage technology solutions to allow our clients to address their business needs.
As discussed previously, to grow profitable market share, we have identified and are focused on eight solutions domains. Within these solutions domains, we offer the following four services categories:
•	Planning
•	Strategy and Assessment
•	Architecture and Design
•	Deployment
•	Integration
•	Implementation
•	Operations
•	Managed
•	Cloud Computing
•	Refresh
•	Warranty
•	Maintenance
We know that our clients have limited resources to provide reliable support to their end users and maximizing the life cycle and value of their IT investments. Our consulting services are focused on assessment, architecture and design in networking, contact center and Microsoft technologies. Insight’s technical services span integration, deployment and support across a wide range of hardware and software partners. Our managed services create an extension of our client’s team and include our Remote Network Operation Center (“RNOC”), our integration labs and our National Repair Center (“NRC”). The RNOC provides 24x7 remote monitoring of clients’ infrastructure, including network, server and storage. Our ISO certified labs deliver a range of services from imaging to configuration to remote testing of product in a client’s IT environment via secure Virtual Private Network connections. The NRC offers repair, remarketing and overnight hot-swap services.
Further, we can help our clients preserve capital and expand limited resources by delivering business-critical applications and programs from the cloud. With low upfront costs and no need for in-house maintenance, “as-a-service” offerings are an effective alternative to potentially more expensive on-premise solutions. We partner with providers to deliver solutions around collaboration and messaging, managed security and data management, including Microsoft, Symantec, CA Technologies, IBM, McAfee and Apptix. We plan to aggressively add additional partners with new offerings in 2012 as we accelerate cloud solution offerings.
Our solutions groups are made up of industry-, technical- and product-certified engineers, consultants and specialists who are current on best practices and the latest developments in their respective practice areas.
We are a Cisco Gold Certified partner in the United States and the United Kingdom and have Master Certifications in unified communications and security in the United States. Our data center practice in the United States is an HP Authorized Enterprise Provider and holds HP Storage Elite, HP Blade Elite and HP Services Elite partner status. We hold Microsoft Gold certifications in identity and security, portals and collaboration, virtualization, server platform, systems management, software asset management and volume licensing and are a Microsoft Cloud Accelerator Partner. We also have been awarded premier partner status by a number of other partners, such as IBM, EMC and VMware.
Our Information Technology Systems
We have committed significant resources to the IT systems we use to manage our business and believe that our success is dependent upon our ability to provide prompt and efficient service to our clients based on the accuracy, quality and utilization of the information generated by our IT systems. Because these systems affect our ability to manage our sales, client service, partner relationships and programs, distribution, inventories and accounting systems and our voice and data networks, we have built redundancy into certain systems, maintain system outage policies and procedures and have comprehensive data backup. Our U.S. and foreign locations are not on a single IT system platform, but we are focused on driving improvements in sales productivity through upgraded IT systems to support higher levels of client satisfaction and new client acquisition, as well as garnering efficiencies in our business. For additional discussion of our plans to make enhancements and upgrades to our IT systems, see “Business Strategy — Deploy IT systems” previously in Part I of this report and for a discussion of risks associated with our IT systems, see “Risk Factors — Disruptions in our IT systems and voice and data networks, including the integration and upgrade of our IT systems, could affect our ability to service our clients and cause us to incur additional expenses,” in Part I, Item 1A of this report.

INSIGHT ENTERPRISES, INC.
Competition
The IT hardware, software and services industry is very fragmented and highly competitive. We compete with a large number and wide variety of marketers and resellers of IT hardware, software and services, including:
•
Direct marketers and resellers, such as CDW (North America), Systemax (Europe), SoftChoice, Comparex, PC Connection, PC Mall, Worldwide Technology, SHI, SoftwareONE, Computacenter, Specialist Computercenters, Bechtle, and Cancom;

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
The competitive landscape in the industry is continually changing as various competitors expand their product and service offerings. In addition, emerging models such as cloud computing are creating new competitors and opportunities.
For a discussion of risks associated with the actions of our competitors, see “Risk Factors — The IT hardware, software and services industry is intensely competitive, and actions of our competitors, including manufacturers and publishers of products we sell, can negatively affect our business,” in Part I, Item 1A of this report.
Partners
During 2011, we purchased products and software from approximately 5,400 partners. Approximately 60% (based on dollar volume) of these purchases were directly from manufacturers or software publishers, with the balance purchased through distributors. Purchases from Microsoft, Ingram Micro (a distributor) and HP accounted for approximately 18%, 11% and 11%, respectively, of our aggregate purchases in 2011. No other partner accounted for more than 10% of purchases in 2011. Our top five partners as a group for 2011 were Microsoft, Ingram Micro, HP, Cisco and Tech Data (a distributor), and approximately 56% of our total purchases during 2011 came from this group of partners. Although brand names and individual products are important to our business, we believe that competitive sources of supply are available in substantially all of our product categories such that, with the exception of Microsoft, we are not dependent on any single partner for sourcing products.
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
During 2011, sales of Microsoft, HP and Cisco products accounted for approximately 26%, 16% and 10%, respectively, of our consolidated net sales. No other manufacturer’s products accounted for more than 10% of our consolidated net sales in 2011. Sales of product from our top five manufacturers/publishers as a group (Microsoft, HP, Cisco, Lenovo and Adobe) accounted for approximately 62% of Insight’s consolidated net sales during 2011.

INSIGHT ENTERPRISES, INC.
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
As we move into new service areas, we may become even more reliant on certain partner relationships. For a discussion of risks associated with our reliance on partners, see “Risk Factors — We rely on our partners for product availability and competitive products to sell, and we also compete with many of our partners” and “— We rely on our partners for marketing funds and purchasing incentives,” in Part I, Item 1A of this report.
Teammates
As of December 31, 2011, we employed 5,386 teammates, of whom 3,042 were engaged in management, support services and administration activities, 2,179 were engaged in sales related activities, and 165 were engaged in distribution activities. Our teammates are not represented by a labor union, and we have never experienced a labor related work stoppage.
For a discussion of risks associated with our dependence on key personnel, including sales personnel, see “Risk Factors — We depend on certain key personnel,” in Part I, Item 1A of this report.
Seasonality
We experience some seasonal trends in our sales of IT hardware, software and services. For example:
•	software sales are typically seasonally higher in our second and fourth quarters, particularly the second quarter;

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

INSIGHT ENTERPRISES, INC.

Item 1A. Risk Factors
We rely on our partners for product availability and competitive products to sell, and we also compete with many of our partners. We acquire products for resale both directly from manufacturers and publishers and indirectly through distributors, and the loss of a significant partner relationship could cause a disruption in the availability of products to us. Most of our manufacturer and publisher partners are also our competitors, as many sell directly to business clients and, particularly, larger corporate clients. There is no assurance that, as manufacturers and publishers continue to sell both through the reseller channel and directly to end users, they will not limit or curtail the availability of their product to resellers like us. In addition, the manner in which publishers distribute software is changing, and many publishers now offer their programs as cloud, hosted or SaaS solutions. These changes in distribution may intensify competition and increase the volume of software made available to end users through these competitive programs. Any significant increase in such sales could have a material adverse effect on our business, results of operations and financial condition.
We rely on our partners for marketing funds and purchasing incentives. Certain manufacturers, publishers and distributors provide us with substantial incentives in the form of rebates, marketing funds, purchasing incentives, early payment discounts, referral fees and price protections. Partner funding is used to offset, among other things, inventory costs, costs of goods sold, marketing costs and other operating expenses. Certain of these funds are based on our volume of sales or purchases, growth rate of net sales or purchases and marketing programs. If we do not grow our net sales over prior periods or if we are not in compliance with the terms of these programs, there could be a material negative effect on the amount of incentives offered or paid to us by manufacturers and publishers. We anticipate that in the future the incentives that many partners make available to us may either be reduced or that the requirements for earning the available amounts will change. If we are unable to react timely to any fundamental changes in the programs of publishers or manufacturers, including the elimination of, or significant reductions in, funding for some of the activities for which we have been compensated in the past, particularly related to incentive programs with our largest partners, HP and Microsoft, the changes could have a material adverse effect on our business, results of operations and financial condition. No assurance can be given that we will continue to receive such incentives.
Disruptions in our IT systems and voice and data networks, including the integration and upgrade of our IT systems, could affect our ability to service our clients and cause us to incur additional expenses. We believe that our success to date has been, and future results of operations will be, dependent in large part upon our ability to provide prompt and efficient service to our clients. Our ability to provide that level of service is largely dependent on the ease of use, accuracy, quality and utilization of our IT systems, which affects our ability to manage our sales, client service, distribution, inventories and accounting systems, and the reliability of our voice and data networks and managed services offerings. Our plan is to fully integrate our IT systems in North America onto an integrated platform by the end of 2012. Significant internal and external resources have been devoted to the successful completion of this project. In 2012, we expect to incur additional selling and administrative expenses of $5 to $10 million and capital expenditures of $2 to $5 million to support the project through to completion. We are also in the process of converting our EMEA operations to a new IT system platform. There can be no assurances that these integration and conversion projects will not cause disruptions in our business, and any such disruption could have a material adverse effect on our results of operations and financial condition. Any delay in the projects or disruption of service during those projects could have an adverse effect on current results and future sales growth. Further, any delay in the timing could reduce and/or delay our anticipated expense savings, and any such delay could have a material adverse effect on our results of operations and financial condition. Additionally, if, as a result of these projects, existing technology is determined to have a shorter useful life or the value of the existing system is impaired, we could incur additional depreciation expense and/or impairment charges. Although we have built redundancy into most of our IT systems, have documented system outage policies and procedures and have comprehensive data backup, we do not have a formal disaster recovery plan. Substantial interruption in our IT systems or in our voice and data networks, however caused, could have a material adverse effect on our business, results of operations and financial condition.
General economic conditions, including unfavorable economic conditions in a particular region, business or industry sector, may lead our clients to delay or forgo investments in IT hardware, software and services, which could adversely affect our business, financial condition and operating results. Weak economic conditions generally or any broad-based reduction in IT spending adversely affects our business, operating results and financial condition. A prolonged slowdown in the global economy, or in a particular region or business or industry sector, such as the debt levels and financial viability of some European countries and lenders to those countries, or tightening of credit markets, could cause our clients to have difficulty accessing capital and credit sources, delay contractual payments, or delay or forgo decisions to (i) upgrade or add to their existing IT environments, (ii) license new software or (iii) purchase services (particularly with respect to discretionary spending for hardware, software and services). Such events could adversely affect our business, financial condition, operating results and cash flow.

INSIGHT ENTERPRISES, INC.
The failure of our clients to pay the accounts receivable they owe to us or the loss of significant clients could have a significant negative impact on our business, results of operations, financial condition or liquidity. A significant portion of our working capital consists of accounts receivable from clients. If clients comprising a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for products and services, our business, results of operations, financial condition or liquidity could be adversely affected. Economic or industry downturns could result in longer payment cycles, increased collection costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could also impact the cost or availability of financing under our accounts receivable securitization program, which is discussed below.
Failure to adequately maintain the security of our electronic and other confidential information could materially adversely affect our financial condition and results of operations. We are dependent upon automated information technology processes. Privacy, security, and compliance concerns have continued to increase as technology has evolved to facilitate commerce and as cross-border commerce increases. As part of our normal business activities, we collect and store certain confidential information, including personal information of teammates and information about partners and clients which may be entitled to protection under a number of regulatory regimes. In the course of normal and customary business practice, we may share some of this information with vendors who assist us with certain aspects of our business. Moreover, the success of our operations depends upon the secure transmission of confidential and personal data over public networks, including the use of cashless payments. Any failure on the part of us or our vendors to maintain the security of data we are required to protect, including via the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in our teammates’, partners’ and clients’ confidence in us and other competitive disadvantages, and thus could have a material adverse impact on our business, financial condition and results of operations.
The IT hardware, software and services industry is intensely competitive, and actions of our competitors, including manufacturers and publishers of products we sell, can negatively affect our business. Competition in the industry is based on price, product availability, speed of delivery, credit availability, quality and breadth of product lines, and, increasingly, on the ability to tailor specific solutions to client needs. In addition to the manufacturers and publishers of products we sell, we compete with a large number and wide variety of providers and resellers of IT hardware, software and services. Additionally, we believe our industry will see further consolidation as product resellers and direct marketers combine operations or acquire or merge with other resellers, service providers and direct marketers to increase efficiency, service capabilities and market share. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their product and service offerings. Accordingly, it is possible that new competitors or alliances among competitors may emerge and acquire significant market share. Generally, pricing is very aggressive in the industry, and we expect pricing pressures to continue. There can be no assurance that we will be able to negotiate prices as favorable as those negotiated by our competitors or that we will be able to offset the effects of price reductions with an increase in the number of clients, higher net sales, cost reductions, greater sales of services, which are typically at higher gross margins, or otherwise. Price reductions by our competitors that we either cannot or choose not to match could result in an erosion of our market share and/or reduced sales or, to the extent we match such reductions, could result in reduced operating margins, any of which could have a material adverse effect on our business, results of operations and financial condition.
Certain of our competitors in each of our operating segments have longer operating histories and greater financial, technical, marketing and other resources than we do. In addition, some of these competitors may be able to respond more quickly to new or changing opportunities, technologies and client requirements. Many current and potential competitors also have greater name recognition and engage in more extensive promotional activities, offer more attractive terms to their customers and adopt more aggressive pricing policies than we do. Additionally, some of our competitors have higher margins and/or lower operating cost structures, allowing them to price more aggressively. There can be no assurance that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not have a material adverse effect on our business, results of operations and financial condition.

INSIGHT ENTERPRISES, INC.
The cloud and “as a service” models may disrupt or alter the IT market in a significant way. In many cases, these new distribution models allow enterprises to obtain the benefits of commercially licensed, internally operated software with less complexity and lower initial set-up, operational and licensing costs. Advances in such models and other new models could introduce new competitors in the IT industry, increase our competition or reduce the need for a resale channel. There can be no assurance that we will be able to adapt to, or compete effectively with, current or future distribution channels or competitors or that the competitive pressures we face will not have a material adverse effect on our business, results of operations and financial condition.
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
Changes in the IT industry and/or rapid changes in product standards may result in substantial inventory obsolescence and may reduce demand for the IT hardware, software and services we sell. Our results of operations are influenced by a variety of factors, including the condition of the IT industry, shifts in demand for, or availability of, IT hardware, software, peripherals and services, and industry introductions of new products. The IT industry is characterized by rapid technological change and the frequent introduction of new products, which can decrease demand for current products or render them obsolete. If we fail to react in a timely manner to such changes, this may cause us to record write-downs of obsolete inventory. In addition, in order to satisfy client demand, protect ourselves against product shortages, obtain greater purchasing discounts and react to changes in original equipment manufacturers’ terms and conditions, we may decide to carry inventory products that may have limited or no return privileges. There can be no assurance that we will be able to avoid losses related to inventory obsolescence on these products.
The failure to comply with the terms and conditions of our commercial and public sector contracts could result in, among other things, damages, fines or other liabilities. Sales to commercial clients are based on stated contract terms or terms contained in purchase orders on a transaction by transaction basis. Sales to public sector clients are derived from sales to federal, state and local governmental departments and agencies, as well as to educational institutions, through open market sales and various contracts and programs. Noncompliance with contract terms, particularly in the highly regulated public sector business, or with government procurement regulations could result in damage awards against us or termination of contracts, and, in the public sector, could also result in civil, criminal, and administrative liability. With respect to our public sector business, the government’s remedies may include suspension or debarment. In addition, almost all of our contracts have default provisions, and substantially all of our contracts in the public sector are terminable at any time for convenience of the contracting agency. The effect of any of these possible actions or the adoption of new or modified procurement regulations or practices could materially adversely affect our business, financial position and results of operations.
We have outstanding debt and will need to refinance that debt and/or incur additional debt in the future, and general economic conditions and continued volatility in the credit markets could limit our ability to obtain such financing or could increase the cost of financing. Our credit facilities include a five-year $300.0 million senior revolving credit facility, a $150.0 million accounts receivable securitization financing facility (the “ABS facility”), and a $150.0 million inventory financing facility. As of December 31, 2011, we had $116.6 million of outstanding indebtedness, of which $115.0 million was borrowed under our senior revolving credit facility and $1.6 million was outstanding under a capital lease obligation. As of the end of fiscal 2011, the following amounts were available under our credit facilities, subject to the limitations discussed below:
•	$185.0 million under our senior revolving credit facility;

•	$150.0 million under our accounts receivable securitization financing facility; and

•	$56.1 million under our inventory financing facility.
Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our senior revolving credit facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing 12-month net earnings plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense, (iii) depreciation and amortization and (iv) non-cash stock-based compensation (referred to herein as “adjusted earnings”). The maximum leverage ratio permitted under the agreements was 2.50 times the Company’s trailing 12-month adjusted earnings as of December 31, 2011. A significant drop in the Company’s adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter, to a level that could be below the Company’s consolidated maximum debt capacity. As of December 31, 2011, the Company’s total debt balance that could have been outstanding under our senior revolving credit facility and our ABS facility was equal to the maximum available under the facilities of $450.0 million.

INSIGHT ENTERPRISES, INC.
Our borrowing capacity under our ABS facility is limited by the value and quality of the accounts receivable under the facility. While the ABS facility has a stated maximum amount of $150.0 million, the actual availability under the facility is limited by the quantity and quality of the underlying accounts receivable. As of December 31, 2011, the full $150.0 million was available.
Our senior revolving credit facility, ABS facility and inventory financing facility all mature on April 1, 2013. We may not be able to refinance our debt without a significant increase in cost, or at all, and there can be no assurance that additional lines of credit or financing instruments will be available to us. A lack, or high cost, of credit could limit our ability to: obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other purposes in the future, as needed; plan for, or react to, changes in technology and in our business and competition; or react in the event of an economic downturn.
We can provide no assurance that we will continue to be able to meet our capital requirements. The future effects on our business, liquidity and financial results of these conditions could be material and adverse to us, both in ways described above and in other ways that we do not currently foresee.
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
We are subject to stockholder litigation and regulatory proceedings related to the restatement of our consolidated financial statements. In 2008, we identified errors in the Company’s accounting related to trade credits in prior periods and determined that corrections to our consolidated financial statements were required to reverse material prior period reductions of costs of goods sold and selling and administrative expenses because of the incorrect releases of certain aged trade credits. Our internal review and related activities have required the Company to incur substantial expenses for legal, accounting, tax and other professional services, and ongoing litigation could require further, significant expenditures and could harm our business, reputation, financial condition, results of operations and cash flows. Further, if the Company is subject to adverse findings in litigation, the Company could be required to pay damages or penalties or have other remedies imposed, which could harm its business, reputation, financial condition, results of operations and cash flows.
For a discussion of legal proceedings, see Note 16 to the Consolidated Financial Statements in Part II, Item 8 of this report.
There are risks associated with our international operations that are different than the risks associated with our operations in the United States, and our exposure to the risks of a global market could hinder our ability to maintain and expand international operations. We have operation centers in Australia, Canada, France, Germany, the U.S., and the United Kingdom, as well as sales offices in Austria, Australia, Belgium, Canada, China, the Czech Republic, France, Germany, Hong Kong, Ireland, Italy, the Netherlands, Russia, Singapore, Spain, Sweden, Switzerland, the United Kingdom and the U.S., and sales presence in Finland, New Zealand, Norway and Portugal. In the regions in which we do not currently have a physical presence, such as Africa, Japan and India,

INSIGHT ENTERPRISES, INC.
we serve our clients through strategic relationships. In implementing our international strategy, we may face barriers to entry and competition from local companies and other companies that already have established global businesses, as well as the risks generally associated with conducting business internationally. The success and profitability of international operations are subject to numerous risks and uncertainties, many of which are outside of our control, such as:
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
We have currency exposure arising from both sales and purchases denominated in foreign currencies, including intercompany transactions outside the U.S. Changes in exchange rates between foreign currencies and the U.S. dollar, or between foreign currencies, may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will become more expensive in U.S. dollars to pay expenses with foreign currencies. In addition, currency devaluation against the U.S. dollar can result in a loss to us if we hold deposits denominated in the devalued currency. We currently conduct limited hedging activities, and, to the extent not hedged, we are vulnerable to the effects of currency exchange-rate fluctuations. In addition, some currencies are subject to limitations on conversion into other currencies, which can limit the ability to otherwise react to rapid foreign currency devaluations. We cannot predict with precision the effect of future exchange-rate fluctuations on our business and operating results, and significant rate fluctuations could have a material adverse effect on results of operations and financial condition.
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
Changes in, interpretations of, or enforcement trends related to, tax rules and regulations may adversely affect our effective income tax rates or operating margins and we may be required to pay additional tax assessments. We conduct business globally and file income tax returns in various U.S. and foreign tax jurisdictions. Our effective tax rate could be adversely affected by various factors, many of which are outside of our control, including:
•	changes in pre-tax income in various jurisdictions in which we operate that have differing statutory tax rates;

•	higher corporate tax rates and the availability of deductions or credits in the U.S. and elsewhere;

•	changes in tax laws, regulations, and/or interpretations of such tax laws in multiple jurisdictions;

•	tax effects related to purchase accounting for acquisitions; and

•	resolutions of issues arising from tax examinations and any related interest or penalties.
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
We may not be able to protect our intellectual property adequately, and we may be subject to intellectual property infringement claims. To protect our intellectual property, we rely on copyright and trademark laws, unpatented proprietary know-how, and trade secrets and patents, as well as confidentiality, invention assignment, non-solicitation and non-competition agreements. There can be no assurance that these measures will afford us sufficient protection of our intellectual property, and it is possible that third parties may copy or otherwise obtain and use our proprietary information without authorization or otherwise infringe on our intellectual property rights. The disclosure of our trade secrets could impair our competitive position and could have a material adverse effect on our business relationships, results of operations, financial condition and future growth prospects. In addition, our registered trademarks and trade names are subject to challenge by other rights owners. This may affect our ability to continue using those marks and names. Likewise, many businesses are actively investing in, developing and seeking protection for intellectual property in the areas of search, indexing, e-commerce and other Web-related technologies, as well as a variety of on-line business models and methods, all of which are in addition to traditional research and development efforts for IT products and application software, and non-practicing entities continue to invest in acquiring patent portfolios for the purpose of turning the portfolios into income-generating assets, whether through licensing campaigns or litigation. As a result, disputes regarding the ownership of and the right to use these technologies are likely to arise in the future, and, from time to time, parties do assert various infringement claims against us, either because of our practices or because we resell allegedly infringing hardware or software, in the form of cease-and-desist letters, licensing inquiries, lawsuits and other communications and demands. If there is a determination that we have infringed the proprietary rights of others, we could incur substantial monetary liability, be forced to stop selling infringing products or providing infringing services, be required to enter into costly royalty or licensing agreements, if available, or be prevented from using the rights, which could force us to change our business practices or hardware, software or services offerings in the future. Additionally, as we increase the geographic scope of our operations and the types of services provided under the Insight brand, there is a greater likelihood that we will encounter challenges to our trade names, trademarks and service marks. We may not be able to use our principal mark without modification in all geographies for all of our offerings, and these challenges may come from either governmental agencies or other market participants. These types of claims could have a material adverse effect on our business, results of operations and financial condition.
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
Item 1B. Unresolved Staff Comments
None.

INSIGHT ENTERPRISES, INC.
Item 2. Properties
Our principal executive offices are located at 6820 South Harl Avenue, Tempe, Arizona 85283. We believe that our facilities will be suitable and adequate for our present purposes, and we anticipate that we will be able to extend our existing leases on terms satisfactory to us or, if necessary, to locate substitute facilities on acceptable terms. At December 31, 2011, we owned or leased a total of approximately 1.3 million square feet of office and warehouse space, and, while approximately 68% of the square footage is in the United States, we own or lease office and warehouse facilities in 11 countries in EMEA and we lease office facilities in four countries in APAC.
Information about significant sales, distribution, services and administration facilities in use as of December 31, 2011 is summarized in the following table:

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
Item 4. Mine Safety Disclosures
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

	Common Stock
Year 2011	High Price	Low Price
Fourth Quarter	$18.24	$13.01
Third Quarter	19.52	14.68
Second Quarter	17.99	15.40
First Quarter	19.10	13.60
Year 2010
Fourth Quarter	$16.66	$12.61
Third Quarter	16.01	12.37
Second Quarter	16.27	13.16
First Quarter	14.84	11.47
As of February 17, 2012, we had 43,950,539 shares of common stock outstanding held by approximately 90 stockholders of record. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by brokerage firms and clearing agencies.
We have never paid a cash dividend on our common stock. We currently intend to reinvest all of our earnings into our business and do not intend to pay any cash dividends in the foreseeable future. Our senior revolving credit facility contains restrictions on the payment of cash dividends.
Issuer Purchases of Equity Securities
On May 26, 2011, we announced that our Board of Directors had authorized the repurchase of up to $50.0 million of our common stock. During the year ended December 31, 2011, we purchased 2,897,493 shares of our common stock on the open market at an average price of $17.26 per share, which represented the full amount authorized under the repurchase program. All shares repurchased were retired. We did not repurchase any shares of our common stock during the fourth quarter of 2011.

INSIGHT ENTERPRISES, INC.
Stock Price Performance Graph
Set forth below is a graph comparing the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq Stock Market U.S. Companies (Market Index) and the Nasdaq Retail Trade Stocks (Peer Index) for the period starting January 1, 2007 and ending December 31, 2011. The graph assumes that $100 was invested on January 1, 2007 in our common stock and in each of the two Nasdaq indices, and that, as to such indices, dividends were reinvested. We have not, since our inception, paid any cash dividends on our common stock. Historical stock price performance shown on the graph is not necessarily indicative of future price performance.

	Jan. 1,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2007	2007	2008	2009	2010	2011
Insight Enterprises, Inc. Common Stock (NSIT)	100.00	96.51	36.51	60.42	69.63	80.90

Nasdaq Stock Market U.S. Companies (Market Index)	100.00	108.47	66.35	95.38	113.19	113.81

Nasdaq Retail Trade Stocks (Peer Index)	100.00	90.99	63.49	88.19	110.46	124.39

INSIGHT ENTERPRISES, INC.
Item 6. Selected Financial Data
The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto in Part II, Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report. The selected consolidated financial data presented below under the captions “Consolidated Statements of Operations Data” and “Consolidated Balance Sheet Data” as of and for each of the years in the five-year period ended December 31, 2011 is derived from our audited consolidated financial statements. The consolidated financial statements as of December 31, 2011 and 2010, and for each of the years in the three-year period ended December 31, 2011, which have been audited by KPMG LLP, our independent registered public accounting firm, are included in Part II, Item 8 of this report.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Consolidated Statements of Operations Data (1)
Net sales	$5,287,228	$4,809,930	$4,136,905	$4,825,489	$4,805,474
Costs of goods sold	4,578,071	4,163,833	3,568,291	4,161,906	4,146,848

Gross profit	709,157	646,097	568,614	663,583	658,626
Operating expenses:
Selling and administrative expenses	556,689	519,065	502,102	561,987	542,322
Goodwill impairment	—	—	—	397,247	—
Severance and restructuring expenses	5,085	2,956	13,608	8,595	2,595

Earnings (loss) from operations	147,383	124,076	52,904	(304,246)	113,709
Non-operating (income) expense:
Interest income	(1,686)	(714)	(424)	(2,387)	(2,078)
Interest expense	6,927	7,677	10,790	13,479	12,852
Net foreign currency exchange (gain) loss	(1,136)	522	(328)	9,629	(3,887)
Other expense, net	1,589	1,417	1,123	1,107	1,531

Earnings (loss) from continuing operations before income taxes	141,689	115,174	41,743	(326,074)	105,291
Income tax expense (benefit)	41,454	39,689	10,970	(86,347)	40,686

Net earnings (loss) from continuing operations	100,235	75,485	30,773	(239,727)	64,605
Earnings from discontinued operations, net of taxes (2)	—	—	2,801	—	4,151

Net earnings (loss)	$100,235	$75,485	$33,574	$(239,727)	$68,756

Net earnings (loss) per share — Basic:
Net earnings (loss) from continuing operations	$2.20	$1.63	$0.67	$(5.15)	$1.32
Net earnings from discontinued operations (2)	—	—	0.06	—	0.08

Net earnings (loss) per share	$2.20	$1.63	$0.73	$(5.15)	$1.40

Net earnings (loss) per share — Diluted:
Net earnings (loss) from continuing operations	$2.18	$1.61	$0.67	$(5.15)	$1.29
Net earnings from discontinued operations (2)	—	—	0.06	—	0.08

Net earnings (loss) per share	$2.18	$1.61	$0.73	$(5.15)	$1.37

Shares used in per share calculations:
Basic	45,474	46,218	45,838	46,573	49,055

Diluted	46,021	46,812	46,271	46,573	50,120

INSIGHT ENTERPRISES, INC.

	December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet Data
Working capital	$426,517	$352,182	$297,485	$318,867	$418,474
Total assets	1,857,611	1,803,283	1,603,321	1,607,503	1,890,730
Short-term debt	1,017	997	875	—	15,000
Long-term debt	115,602	91,619	149,349	228,000	187,250
Stockholders’ equity	596,832	544,971	467,574	421,968	741,738
Cash dividends declared per common share	—	—	—	—	—

(1)
Our consolidated statements of operations data above includes results of the acquisitions from their dates of acquisition: Ensynch from October 1, 2011; MINX from July 10, 2008; and Calence from April 1, 2008.

(2)
Earnings from Discontinued Operations. During the year ended December 31, 2009, we recorded earnings from a discontinued operation of $4.5 million, $2.8 million net of tax, as a result of the favorable settlement on July 7, 2009 of an arbitrated claim related to the sale of Direct Alliance, a former subsidiary that was sold on June 30, 2006. During the year ended December 31, 2007, we sold PC Wholesale, a division of our North America operating segment. Accordingly, we have accounted for PC Wholesale as a discontinued operation and have reported its results of operations as discontinued operations in the December 31, 2007 Consolidated Statement of Operations. Included in earnings from discontinued operations for the year ended December 31, 2007 is the gain on the sale of PC Wholesale of $5.6 million, $3.4 million net of taxes.

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
Overview
We are a global provider of information technology (“IT”) hardware, software and services solutions to businesses and public sector institutions in North America, Europe, the Middle East, Africa and Asia-Pacific. Currently, our offerings in North America, the United Kingdom, the Netherlands and Germany include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and select software-related services.
Our vision is to be the trusted advisor to our clients, helping them enhance business performance through innovative technology solutions. Our strategy is to grow market share and profitability by delivering relevant product, service and solutions offerings to our clients on a scalable support and delivery platform.
In 2011, we executed on our strategic initiatives while at the same time keeping a disciplined focus on our expenses. In the first half of 2011, our business continued to benefit from strong momentum in IT spending resulting from the initial post-recession refresh cycle, while in the second half of 2011, we saw certain large enterprise clients reduce their IT spending. During the fourth quarter of 2011, we began seeing the effects of changes to our largest software partner’s channel incentive programs on our software sales, began selling hardware in the Netherlands and Germany, expanding our hardware footprint, and acquired Ensynch in the U.S. to expand our services business.
Solid sales performance combined with operating leverage from controlling our selling and administrative expense resulted in double digit growth in earnings from operations and operating margin expansion on a consolidated basis. While the market for IT products moderated somewhat in the second half of the year from the double-digit sales growth we experienced in the previous five consecutive quarters coming out of the recession, our sales performance and disciplined cost management drove financial performance ahead of our expectations.
On a consolidated basis, for the year ended December 31, 2011, our net sales and resulting gross profit both increased by 10%, while gross margin held steady at 13.4%. Net sales for the year ended December 31, 2011 compared to the year ended December 31, 2010 increased 10% in North America, 7% in EMEA and 36% in APAC. We reported earnings from operations of $147.4 million, an improvement of 19% compared to the prior year, which represented 2.8% of net sales, up 20 basis points year over year. Net earnings and diluted net earnings per share were $100.2 million and $2.18, respectively, for the year ended December 31, 2011. In 2010, we reported net earnings from continuing operations of $75.5 million and diluted net earnings per share of $1.61. In 2009, we reported net earnings from continuing operations of $30.8 million, diluted net earnings from continuing operations per share of $0.67 and net earnings from a discontinued operation of $2.8 million, net of tax, or $0.06 per share, as a result of the favorable settlement on July 7, 2009 of an arbitrated claim related to the sale of Direct Alliance, a former subsidiary that was sold on June 30, 2006.
The results of operations for the year ended December 31, 2011 include the following items:
•	severance and restructuring expenses of $5.1 million, $3.4 million net of tax;

•	tax benefits of $8.6 million primarily related to the recognition of foreign tax credits upon the reorganization of certain of our foreign operations and to other tax matters; and

•	the repurchase of approximately 2.9 million shares of the Company’s common stock for $50.0 million.
The results of operations for the year ended December 31, 2010 include the following items:
•	severance and restructuring expenses of $3.0 million, $1.9 million net of tax; and

•	a tax benefit of $1.6 million related to the recapitalization of one of our foreign subsidiaries.

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
Effective October 1, 2011, we acquired Ensynch, Incorporated (“Ensynch”), a leading professional services firm with multiple Microsoft Gold competencies across the complete Microsoft solution set, including cloud migration and management. The acquisition of Ensynch did not have a significant effect on results of operations in 2011.
During 2011, we generated $115.7 million of cash flows from operations. We utilized $40.9 million to fund capital investments associated with our IT systems upgrades and the acquisition of Ensynch. We also utilized $50.0 million to buy back and retire common stock and made net repayments of $41.2 million under our inventory financing facility during the year while only increasing amounts outstanding under our senior revolving credit facility by $25.0 million year over year. We ended the year with $128.3 million of cash and cash equivalents and $115.0 million of debt outstanding under our revolving credit facility.
Details about segment results of operations can be found in Note 18 to the Consolidated Financial Statements in Part II, Item 8 of this report.
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
We record the freight we bill to our clients as net sales and the related freight costs we pay as costs of goods sold. We report sales net of any sales-based taxes assessed by governmental authorities that are imposed on and concurrent with sales transactions.
Revenue is recognized from software sales when clients acquire the right to use or copy software under license, but in no case prior to the commencement of the term of the initial software license agreement, provided that all other revenue recognition criteria have been met (i.e., evidence of the arrangement exists, the fee is fixed or determinable and collectibility of the fee is probable).
The sale of hardware and software products may also include the provision of services and the associated contracts contain multiple elements or non-standard terms and conditions. Services that are performed by us in conjunction with hardware and software sales that are completed in our facilities prior to shipment of the product are recognized upon delivery, when title passes to the client, for the hardware sale. Net sales of services that are performed at client locations are often service-only contracts and are recorded as sales when the services are performed. If the services are performed at a client location in conjunction with a hardware, software or other services sale, we recognize net sales for each portion of the overall arrangement fee that is attributable to the items as they are delivered or the services are performed. At the inception of the arrangement, the total consideration for the arrangement is allocated to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price. We determine our best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. The revenue allocation is based on vendor-specific objective evidence of fair value of the products. We currently do not have any material instances in which we account for revenue from multiple element arrangements when vendor-specific evidence does not exist. If vendor-specific objective evidence were not available, we would utilize third-party evidence to allocate the selling price. If neither vendor-specific objective evidence nor third- party evidence were available, estimated selling price would be used for allocation purposes.
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

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Sales of services under which the time period over which the service will be provided is known, but for which there is no discernable pattern of recognition of the cost to perform the service, are accounted for as subscriptions, with billings recorded as deferred revenue and recognized as revenue ratably over the billing coverage period. Revenue from certain arrangements that allow for the use of a product or service over a period of time without taking possession of software are also accounted for as subscriptions.
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
Stock-Based Compensation
We recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation expense for those shares expected to vest over the requisite service period of the award. We primarily issue service-based and performance-based restricted stock units (“RSUs”). The number of RSUs ultimately awarded under performance-based RSUs varies based on whether we achieve certain financial results. We record compensation expense each period based on our estimate of the most probable number of RSUs that will be issued under the grants of performance-based RSUs. For any stock options awarded, modifications to previous awards or awards of RSUs that are tied to specified market conditions, we use option pricing models or lattice (binomial) models to determine fair value of the awards.
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
Valuation of Long-Lived Assets Including Purchased Intangible Assets and Goodwill
We review property, plant and equipment and purchased intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. If such events or changes in circumstances indicate a possible impairment, our asset impairment review assesses the recoverability of the assets based on the estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) and compares that value to the carrying value. Such impairment test is based on the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the carrying value exceeds the undiscounted future cash flows, an impairment loss is recognized for the difference between fair value and the carrying amount. This approach uses our estimates of future market growth, forecasted net sales and costs, expected periods the assets will be utilized and appropriate discount rates.

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
See further information on the carrying value of goodwill in Note 3 to the Consolidated Financial Statements in Part II, Item 8 of this report.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Severance and Restructuring Activities
We have taken, and may continue to take, severance and restructuring actions which require us to utilize significant estimates of costs relating to employee termination benefits and costs to terminate leases or remaining lease commitments on unused facilities, net of estimated subleases. Should the actual amounts differ from our estimates, adjustments to severance and restructuring expenses in subsequent periods would be necessary. A detailed description of our severance, restructuring and acquisition integration activities and remaining accruals for these activities at December 31, 2011 can be found in Note 9 to the Consolidated Financial Statements in Part II, Item 8 of this report.
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
We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider past operating results, future market growth, forecasted earnings, historical and projected taxable income, the mix of earnings in the jurisdictions in which we operate, prudent and feasible tax planning strategies and statutory tax law changes in determining the need for a valuation allowance. If we were to determine that it is more likely than not that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that all or part of the net deferred tax assets would be realized, then all or part of the previously provided valuation allowance would be reversed. Any change in a valuation allowance and uncertain tax positions established in purchase accounting will likely be a benefit to, or charge against, earnings.
We establish liabilities for potentially unfavorable outcomes associated with uncertain tax positions taken on specific tax matters. These liabilities are based on management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. There may be differences between the anticipated and actual outcomes of these matters that may result in subsequent recognition or derecognition of a tax position based on all the available information at the time. If material adjustments are warranted, it could affect our effective tax rate.
Additional information about the valuation allowance and uncertain tax positions can be found in Note 10 to the Consolidated Financial Statements in Part II, Item 8 of this report.
Contingencies
From time to time, we are subject to potential claims and assessments from third parties. We are also subject to various governmental, client and vendor audits. We continually assess whether or not such claims have merit and warrant accrual. An accrual is made if it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Such estimates are subject to change and may affect our results of operations and our cash flows. Additional information about contingencies can be found in Note 16 to the Consolidated Financial Statements in Part II, Item 8 of this report.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
RESULTS OF OPERATIONS
The following table sets forth certain financial data as a percentage of net sales for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Costs of goods sold	86.6	86.6	86.3

Gross profit	13.4	13.4	13.7
Operating expenses:
Selling and administrative expenses	10.5	10.8	12.1
Severance and restructuring expenses	0.1	<0.1	0.3

Earnings from operations	2.8	2.6	1.3
Non-operating expense, net	0.1	0.2	0.3

Earnings from continuing operations before income taxes	2.7	2.4	1.0
Income tax expense	0.8	0.8	0.3

Net earnings from continuing operations	1.9	1.6	0.7
Earnings from a discontinued operation, net of taxes	—	—	0.1

Net earnings	1.9%	1.6%	0.8%

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
2011 Compared to 2010
Net Sales. Net sales for the year ended December 31, 2011 increased 10% to $5.3 billion compared to the year ended December 31, 2010. Our net sales by operating segment for the years ended December 31, 2011 and 2010 were as follows (dollars in thousands):

	2011	2010	% Change
North America	$3,672,492	$3,340,162	10%
EMEA	1,398,421	1,310,549	7%
APAC	216,315	159,219	36%

Consolidated	$5,287,228	$4,809,930	10%

Net sales in North America increased $332.3 million or 10% for the year ended December 31, 2011 compared to the year ended December 31, 2010, primarily as a result of higher volume with the year over year improvement in the demand environment for IT products. Net sales of hardware, software and services increased 9%, 10% and 17%, respectively, year over year. The increase in services sales was primarily related to a higher volume of professional services and managed services projects.
Net sales in EMEA increased $87.9 million or 7%, in U.S. dollars, for the year ended December 31, 2011 compared to the year ended December 31, 2010. Excluding the effects of foreign currency movements, net sales were up 2% compared to the prior year. Net sales of hardware grew 3% year over year in U.S. dollars, but declined 1% year to year excluding the effects of foreign currency movements. Software net sales increased 8% year over year in U.S. dollars, 3% excluding the effects of foreign currency movements. Net sales from services increased 23% year over year in U.S. dollars, 18% excluding the effects of foreign currency movements. The decrease in hardware sales primarily resulted from a decrease in spending in the public sector market, while the increases in software and services sales primarily resulted from higher volume and new client engagements.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Net sales in APAC increased $57.1 million or 36%, in U.S. dollars, for the year ended December 31, 2011 compared to the year ended December 31, 2010, 24% excluding the effects of foreign currency movements. The increase primarily resulted from higher volume and new client engagements, particularly with public sector clients.
Net sales by category for North America, EMEA and APAC were as follows for the years ended December 31, 2011 and 2010:

	North America		EMEA		APAC
Sales Mix	2011	2010	2011	2010	2011	2010

Hardware	64%	64%	31%	33%	1%	<1%
Software	30%	30%	67%	66%	96%	97%
Services	6%	6%	2%	1%	3%	3%

	100%	100%	100%	100%	100%	100%

Currently, our offerings in North America, the United Kingdom, the Netherlands and Germany include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and select software-related services.
Gross Profit. Gross profit increased 10% to $709.2 million for the year ended December 31, 2011 compared to the year ended December 31, 2010, with gross margin remaining steady at 13.4%. Our gross profit and gross profit as a percent of net sales by operating segment for the years ended December 31, 2011 and 2010 were as follows (dollars in thousands):

		% of Net		% of Net
	2011	Sales	2010	Sales
North America	$476,776	13.0%	$442,068	13.2%
EMEA	198,073	14.2%	176,018	13.4%
APAC	34,308	15.9%	28,011	17.6%

Consolidated	$709,157	13.4%	$646,097	13.4%

North America’s gross profit for the year ended December 31, 2011 increased 8% compared to the year ended December 31, 2010, but as a percentage of net sales, gross margin declined by approximately 20 basis points year to year, due primarily to a decrease in margin related to agency fees for enterprise software agreements of 19 basis points and a decrease in margin related to sales of services of 7 basis points. Product margin, which includes vendor funding and freight, remained relatively flat, as increases in product margin and vendor funding were almost entirely offset by decreases in margin related to freight and a decrease in trade credits extinguished year to year. Gross profit and margin during the year ended December 31, 2011 benefited from the elimination of approximately $2.7 million of certain trade credit liabilities through negotiated settlement or other legal release of the recorded liabilities during the year, compared to a benefit of approximately $7.4 million in the year ended December 31, 2010.
EMEA’s gross profit increased 13% in U.S. dollars for the year ended December 31, 2011 compared to the year ended December 31, 2010. Excluding the effects of foreign currency movements, gross profit was up 7% compared to the prior year. As a percentage of net sales, gross margin increased by approximately 80 basis points year over year due primarily to an increase in product margin, which includes vendor funding and freight, of 34 basis points, an increase in margin contributed by agency fees for enterprise software agreements of 21 basis points and an increase in margin contributed by services sales of 17 basis points.
APAC’s gross profit increased 22% in U.S. dollars for the year ended December 31, 2011 compared to the year ended December 31, 2010. Excluding the effects of foreign currency movements, gross profit increased 12% compared to the prior year. As a percentage of net sales, gross margin declined by approximately 170 basis points, due primarily to the effect of an increase in the mix of public sector business, which is typically transacted at lower margins, as well as the prior year benefits resulting from the release of a sales tax reserve of approximately $480,000 upon settlement with the local taxing authorities in the first quarter of 2010.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Operating Expenses.
Selling and Administrative Expenses. Selling and administrative expenses increased $37.6 million or 7% in the year ended December 31, 2011 compared to the year ended December 31, 2010. Selling and administrative expenses decreased 30 basis points as a percentage of net sales for the year ended December 31, 2011 compared to the year ended December 31, 2010 as we continued our focus on productivity initiatives and cost control. Selling and administrative expenses as a percent of net sales by operating segment for the years ended December 31, 2011 and 2010 were as follows (dollars in thousands):

		% of Net		% of Net
	2011	Sales	2010	Sales
North America	$366,811	10.0%	$348,842	10.4%
EMEA	165,262	11.8%	149,945	11.4%
APAC	24,616	11.4%	20,278	12.7%

Consolidated	$556,689	10.5%	$519,065	10.8%

North America’s selling and administrative expenses increased 5%, or $18.0 million, for the year ended December 31, 2011 compared to the year ended December 31, 2010, but as a percentage of net sales, selling and administrative expenses decreased 40 basis points to 10.0% of net sales for the year ended December 31, 2011. During the year ended December 31, 2011, as expected, we incurred incremental selling and administrative expenses associated with the North America IT systems integration project. In addition, we incurred a non-cash charge of approximately $1.4 million during the year when we wrote off certain computer software development costs that will not be placed into service as a result of the North America IT systems integration project. Salaries and benefits increased $8.3 million due to investments in headcount, and variable sales incentive compensation increased $5.6 million on increased gross profit in the year ended December 31, 2011. Additionally, legal and professional fees increased $1.8 million due primarily to higher fees associated with responding to the subpoena received by our Calence subsidiary for documents and information related to its participation in the E-Rate program. For a discussion of legal proceedings, see Note 16 to the Consolidated Financial Statements in Part II, Item 8 of this report. The year over year comparison was also affected by the prior year’s selling and administrative expenses being reduced by $2.9 million upon the collection of a single account receivable which we had previously specifically reserved as doubtful. These increases in selling and administrative expenses were offset partially by decreases in marketing and facility related expenses of $1.7 million and $1.1 million, respectively, resulting from cost-control initiatives.
EMEA’s selling and administrative expenses increased 10%, or $15.3 million in U.S. dollars, for the year ended December 31, 2011 compared to the year ended December 31, 2010. Excluding the effects of foreign currency movements, selling and administrative expenses increased 6% compared to the prior year. The year over year increase in selling and administrative expenses is primarily attributable to increases in salaries and benefits due to investments in headcount and related benefits and increases in variable sales incentive compensation on increased gross profit. Additionally, we incurred incremental selling and administrative expenses associated with investments in our IT systems in EMEA during the year. As a percentage of net sales, selling and administrative expenses increased 40 basis points year over year due to investments in fixed personnel costs year over year while sales have increased at a slower rate in 2011.
APAC’s selling and administrative expenses increased 21%, or $4.3 million in U.S. dollars, for the year ended December 31, 2011 compared to the year ended December 31, 2010. Excluding the effects of foreign currency movements, selling and administrative expenses increased 10% compared to the prior year. The year over year increase in selling and administrative expenses is primarily attributable to increases in salaries and benefits due to investments in headcount and increases in variable sales incentive compensation on increased gross profit.
Severance and Restructuring Expenses. During the year ended December 31, 2011, North America and EMEA recorded severance expense of $2.4 million and $2.7 million, respectively, related to restructuring activities. These charges were associated with the severance costs for the elimination of certain positions based on a re-alignment of roles and responsibilities. During the year ended December 31, 2010, North America and EMEA recorded severance expense of $2.0 million and $1.0 million, respectively. The North America charge was part of the roll-out of our new sales engagement model and plans to add new leadership in key areas, and the EMEA charge was associated with the severance costs for the elimination of certain positions based on a re-alignment of roles and responsibilities. In EMEA, $1.5 million in new severance costs was offset by $523,000 of adjustments to prior severance accruals due to changes in estimates during 2010. See Note 9 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of severance and restructuring activities.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Non-Operating (Income) Expense.
Interest Income. Interest income for the years ended December 31, 2011 and 2010 was generated through short-term investments. The increase in interest income year over year is primarily due to increases in average cash balances outstanding.
Interest Expense. Interest expense primarily relates to borrowings under our financing facilities and capital lease obligation and imputed interest under our inventory financing facility. Interest expense declined 10% for the year ended December 31, 2011 compared to the year ended December 30, 2010 due primarily to lower average borrowing rates year to year and a change in estimate in the prior year described below. Imputed interest under our inventory financing facility was $2.0 million for the year ended December 31, 2011, compared to $2.1 million for the year ended December 31, 2010. The decrease was due to decreased weighted average interest rates, partially offset by higher average balances outstanding under the facility. During the year ended December 31, 2010, we reduced interest expense by $553,000 for a change in estimate of accrued interest related to two state unclaimed property settlements.
Net Foreign Currency Exchange Gains/Losses. These gains/losses result from foreign currency transactions, including gains/losses on foreign currency derivative contracts and intercompany balances that are not considered long-term in nature. The change in net foreign currency exchange gains/losses is due primarily to the underlying changes in the applicable exchange rates, as mitigated by our use of foreign exchange forward contracts to hedge certain non-functional currency assets and liabilities against changes in exchange rate movements. The change from a net foreign currency exchange loss in the prior year to a gain in the current year was driven by our EMEA segment.
Other Expense, Net. Other expense, net, consists primarily of bank fees associated with our cash management activities.
Income Tax Expense. Our effective tax rate from continuing operations for the year ended December 31, 2011 was 29.3% compared to 34.5% for the year ended December 31, 2010. The effective tax rate in 2011 was less than the federal statutory rate of 35.0% primarily due to the reorganization of certain of our foreign operations during the fourth quarter that resulted in the recognition of foreign tax credits. The effective tax rate in 2010 was less than the federal statutory rate of 35% primarily due to the recapitalization of a foreign subsidiary. See Note 10 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of income tax expense.
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

Net sales in North America increased $499.4 million or 18% for the year ended December 31, 2010 compared to the year ended December 31, 2009. Net sales of hardware and software increased 26% and 9%, respectively, year over year, while net sales in the services category declined 11% year to year. The increase in hardware and software net sales is primarily due to higher volume with the year over year improvement in the demand environment for IT products compared to the depressed levels of IT spending experienced in North America in 2009. The decrease in sales of services year to year resulted primarily from a large services engagement in 2009 that did not recur in 2010.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Net sales in EMEA increased $158.8 million or 14%, in U.S. dollars, for the year ended December 31, 2010 compared to the year ended December 31, 2009. Excluding the effects of foreign currency movements, net sales in 2010 were up 18% compared to 2009. Net sales of hardware grew 10% year over year in U.S. dollars, 12% excluding the effects of foreign currency movements, due to higher demand across all client groups. Software net sales increased 15% year over year in U.S. dollars, 21% excluding the effects of foreign currency movements, due primarily to higher volume and new client engagements and new product offerings from our publishers, reflecting the year over year improvement in the global IT demand environment compared to the depressed levels of IT spending experienced in EMEA in 2009. Net sales from services increased 36% year over year in U.S. dollars, 40% excluding the effects of foreign currency movements, due primarily to new client engagements.
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

North America’s gross profit for the year ended December 31, 2010 increased 13% compared to the year ended December 31, 2009, but as a percentage of net sales, gross margin declined by 50 basis points year to year, due primarily to a 78 basis point decrease in margin from the sale of services associated with the large services engagement during 2009 that did not recur in 2010 and a decrease in margin related to agency fees for enterprise software agreements of 32 basis points. These decreases in margin were offset by a 56 basis point increase in product margin, which includes vendor funding and freight, driven primarily by sales in our hardware category. Contributing to this increase in product margin was the extinguishment of $7.4 million of certain restatement-related trade credits during the year ended December 31, 2010 compared to $3.5 million in 2009, through negotiated settlement or other legal release of the recorded liabilities, which contributed 10 basis points to the increase in margin.
EMEA’s gross profit increased 11% in U.S. dollars for the year ended December 31, 2010 compared to the year ended December 31, 2009. Excluding the effects of foreign currency movements, gross profit was up 15% compared to 2009. As a percentage of net sales, gross margin declined 40 basis points due primarily to decreases in agency fees for enterprise software agreement renewals of 44 basis points.
APAC’s gross profit increased 42% for the year ended December 31, 2010 compared to the year ended December 31, 2009. Excluding the effects of foreign currency movements, gross profit increased 28% compared to 2009. As a percentage of net sales, gross margin increased by 390 basis points, due primarily to an increase of 213 basis points in product margin, which includes vendor funding, an increase in the margin contribution from agency fees for enterprise software agreements of 149 basis points and an increase in margin from sales of services of 26 basis points. These increases resulted primarily from changes in client and publisher mix.

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

North America’s selling and administrative expenses increased 1%, or $2.5 million for the year ended December 31, 2010 compared to the year ended December 31, 2009, but as a percentage of net sales, selling and administrative expenses decreased 180 basis points to 10.4% of net sales for the year. Increases in variable costs of $11.2 million on higher sales in the year ended December 31, 2010 and increased bonus and non-cash stock-based compensation expense resulting from over-attainment against our operating plan were mostly offset by (i) a $5.5 million decline in legal and professional fees year to year, primarily related to professional fees and costs associated with the trade credits restatement as well as a decrease in our annual audit fee and (ii) a $4.1 million decrease resulting from the effect on the year to year comparison of the 2009 non-cash stock-based compensation charges. These charges related to the North America portion of the termination of an equity-based incentive compensation plan relating to certain of our executive officers in February 2009 that did not recur in 2010. Further, selling and administrative expenses in the year ended December 31, 2010 were reduced by $2.9 million upon the collection of a single account receivable which we had specifically reserved as doubtful during the fourth quarter of 2009.
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
APAC’s selling and administrative expenses increased 32% or $4.9 million in U.S. dollars, for the year ended December 31, 2010 compared to the year ended December 31, 2009. Excluding the effects of foreign currency movements, selling and administrative expenses increased 16% compared to 2009. The year over year increases in selling and administrative expenses are primarily attributable to increases in fixed compensation with increases in head count year over year and increases in variable compensation on higher sales in the year ended December 31, 2010.
Severance and Restructuring Expenses. During the year ended December 31, 2010, North America and EMEA recorded severance expense of $2.0 million and $1.0 million, respectively. The North America charge was part of the roll-out of our new sales engagement model and plans to add new leadership in key areas, and the EMEA charge was associated with the severance for the elimination of certain positions based on a re-alignment of roles and responsibilities. In EMEA, $1.5 million in new severance costs in 2010 was offset by $523,000 of adjustments to prior severance accruals due to changes in estimates during 2010. During the year ended December 31, 2009, North America, EMEA and APAC recorded severance expense of $10.3 million, $3.0 million and $302,000, respectively, related to the departure of Insight’s former President and Chief Executive Officer and ongoing restructuring efforts to reduce operating expenses. See Note 9 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of severance and restructuring activities.

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
Earnings from a Discontinued Operation. During the year ended December 31, 2009, we recorded earnings from a discontinued operation of $4.5 million, $2.8 million net of tax, as a result of the favorable settlement on July 7, 2009 of an arbitrated claim related to the 2006 sale of a former subsidiary. The amount recognized was net of payments to holders of approximately 2.0 million exercised stock options of the former subsidiary and a broker success fee with respect to the settlement totaling $540,000. See Note 20 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion.
Liquidity and Capital Resources
The following table sets forth for the periods presented certain consolidated cash flow information for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Net cash provided by operating activities	$115,725	$98,181	$122,674
Net cash used in investing activities	(40,862)	(23,095)	(36,420)
Net cash used in financing activities	(68,027)	(17,894)	(70,269)
Foreign currency exchange effect on cash flow	(2,263)	(1,495)	2,906

Increase in cash and cash equivalents	4,573	55,697	18,891
Cash and cash equivalents at beginning of year	123,763	68,066	49,175

Cash and cash equivalents at end of year	$128,336	$123,763	$68,066

Cash and Cash Flow
Our primary uses of cash during 2011 were to fund working capital requirements, including repayments under our inventory financing facility, to repurchase shares of our common stock and to fund capital expenditures and the acquisition of Ensynch during the fourth quarter of 2011. Operating activities provided $115.7 million in cash for the year ended December 31, 2011,

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
an 18% increase from the year ended December 31, 2010. The 2010 amount included cash payments of $25.8 million as part of our previously announced program of compliance with state unclaimed property laws. We had net borrowings on our long-term debt under our revolving credit facility of $25.0 million, made net repayments under our inventory financing facility of $41.2 million and funded $50.0 million of repurchases of our common stock during the year ended December 31, 2011. Capital expenditures were $27.1 million, a 51% increase over 2010, primarily related to investments in our IT systems, and we acquired Ensynch for $13.8 million, net of cash acquired. Cash flows for 2011 and 2010 were negatively affected by $2.3 million and $1.5 million, respectively, as a result of foreign currency exchange rates.
Net cash provided by operating activities. Cash flows from operating activities for the year ended December 31, 2011 reflect our net earnings, adjusted for non-cash items such as depreciation, amortization, stock-based compensation expense and write-offs and write-downs of assets, as well as changes in accounts receivable, other current assets, other assets, accounts payable and deferred revenue. The increases in accounts receivable and accounts payable reflect increased sales and associated costs of goods sold, respectively, in 2011 compared to the prior year. The decreases in other current assets and deferred revenue in 2011 were primarily due to a large project for which we deferred revenue recognition and the related costs as of December 31, 2010 until we received client acceptance of the work performed during 2011. The increase in other assets in 2011 was primarily due to an increase in multi-year contracts resulting in increased long-term accounts receivable and deferred costs compared to the prior year.
Cash flows from operating activities for the year ended December 31, 2010 reflect our net earnings, adjusted for non-cash items such as depreciation, amortization, stock-based compensation expense, deferred income taxes and write-downs of inventories. Also contributing to the cash flows from operating activities in 2010 were increases in accounts payable and deferred revenue. The increase in accounts payable reflects increased costs of goods sold associated with the increase in net sales in 2010 compared to 2009. These increases in operating cash flows were partially offset by increases in accounts receivable, inventories and other current assets and decreases in accrued expenses and other liabilities. The increase in accounts receivable in 2010 also reflects increased net sales compared to 2009. The increase in inventories in 2010 was primarily attributable to client specific inventory purchased in North America late in 2010 as a result of new client engagements and overall higher demand for hardware. The decrease in accrued expenses and other liabilities in 2010 was primarily due to payments made to settle certain state unclaimed property liabilities and to reduce income taxes payable.
Cash flows from operating activities for the year ended December 31, 2009 reflect our net earnings, adjusted for depreciation, amortization, non-cash stock-based compensation expense, write-downs of inventories, the provision for losses on accounts receivable, the non-cash gain from the Direct Alliance arbitrated claim and deferred income taxes. Also contributing to the cash flows from operating activities in 2009 were increases in deferred revenue and decreases in accounts receivable. The decrease in accounts receivable in 2009 reflects the decrease in net sales compared to 2008 as well as our focus on cash management. These increases in operating cash flows in 2009 were partially offset by decreases in accounts payable in the normal course of business.
Our consolidated cash flow operating metrics as of December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	82	78	78
Days inventory outstanding (excluding inventories not available for sale) (b)	9	9	8
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(69)	(69)	(63)

Cash conversion cycle (days) (d)	22	18	23

(a)	Calculated as the balance of accounts receivable, net at the end of the period divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 92 days.

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

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Our cash conversion cycle was 22 days in the fourth quarter ended December 31, 2011, up four days from the fourth quarter of 2010 due to increases in DSO period to period, primarily in our foreign operations, and due to a higher mix of transactions booked late in the 2011 fourth quarter.
Our cash conversion cycle was 18 days in the fourth quarter ended December 31, 2010, decreasing five days from 23 days in the fourth quarter ended December 31, 2009. These results were primarily due to the expanded use of our inventory financing facility, which contributed to an increase in DPOs during the fourth quarter of 2010 of six days, partially offset by an increase in days inventory outstanding resulting from increased investment in inventory to support specific client engagements.
We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms granted to our clients in order to take advantage of supplier discounts. We intend to use cash generated in 2012 in excess of working capital needs to pay down our outstanding debt balances and support our capital expenditures for the year. We also intend to use cash to fund potential small acquisitions to add select capabilities.
Net cash used in investing activities. Capital expenditures of $27.1 million, $18.0 million and $14.7 million for the years ended December 31, 2011, 2010 and 2009, respectively, primarily related to investments to upgrade our IT systems. We expect total capital expenditures in 2012 to be between $20.0 million and $25.0 million, primarily for the integration of our IT systems in North America onto a single platform by the end of 2012, continuation of the IT systems upgrade in additional countries in our EMEA operations and other facility and technology related maintenance and upgrade projects.
During the year ended December 31, 2011, we acquired Ensynch for $13.8 million, net of cash acquired. During the years ended December 31, 2010 and 2009, we made payments totaling $5.1 million and $21.7 million, respectively, to the former owners of Calence for additional purchase price consideration and the related accrued interest thereon as a result of Calence achieving certain performance targets during 2010, 2009 and 2008.
Net cash (used in) provided by financing activities. During the year ended December 31, 2011, we had net borrowings under our revolving credit facility of $25.0 million and made net repayments under our inventory financing facility, which is included in accounts payable, of $41.2 million. In 2011, we also funded $50.0 million of repurchases of our common stock. During the year ended December 31, 2010, we made net repayments on our debt facilities that reduced our outstanding debt balances under our revolving credit facility by $57.0 million and had net borrowings under our inventory financing facility of $40.8 million. During the year ended December 31, 2009, we made net repayments on our debt facilities that reduced our outstanding debt balances under our revolving credit facility by $81.0 million. During the year ended December 31, 2009, we had net borrowings under our inventory financing facility of $13.4 million.
As of December 31, 2011, our long-term debt balance consisted of $115.0 million outstanding under our $300.0 million senior revolving credit facility and a $1.6 million capital lease obligation for certain IT equipment. As of December 31, 2011, the current portion of our long-term debt relates solely to our capital lease obligation. Our objective is to pay our debt balances down while retaining adequate cash balances to meet overall business objectives.
Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our senior revolving credit facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing 12-month net earnings plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense, (iii) depreciation and amortization and (iv) non-cash stock-based compensation (referred to herein as “adjusted earnings”). The maximum leverage ratio permitted under the agreements is 2.50 times as of December 31, 2011. A significant drop in the Company’s adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter, to a level that could be below the Company’s consolidated maximum debt capacity. As of December 31, 2011, the Company’s total debt balance that could have been outstanding under our senior revolving credit facility and our ABS facility was equal to the maximum available under the facilities of $450.0 million.
We anticipate that cash flows from operations, together with the funds available under our financing facilities, will be adequate to support our presently anticipated cash and working capital requirements for operations over the next 12 months.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Cash and cash equivalents held by foreign subsidiaries may be subject to U.S. income taxation upon repatriation to the U.S. For foreign entities not treated as branches for U.S. tax purposes, we do not provide for U.S. income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. As of December 31, 2011, we had approximately $113.9 million in cash and cash equivalents in certain of our foreign subsidiaries where we consider undistributed earnings for these foreign subsidiaries to be permanently reinvested. We used our excess cash balances in the U.S. to pay down debt as of December 31, 2011. As of December 31, 2011, the majority of our foreign cash resides in the Netherlands, the United Kingdom and Australia. Certain of these cash balances could and will be remitted to the U.S. by paying down intercompany payables generated in the ordinary course of business. This repayment would not change our policy to indefinitely reinvest earnings of our foreign subsidiaries. The undistributed earnings of foreign subsidiaries that are deemed to be indefinitely invested outside of the U.S. were approximately $43.1 million at December 31, 2011, compared to $28.6 million at the end of 2010. We intend to use undistributed earnings for general business purposes in the foreign jurisdictions as well as to fund our EMEA IT systems, potential small acquisitions, various facility upgrades and the expansion of our sales of hardware and services, in addition to software, to clients in EMEA countries.
On May 26, 2011, we announced that our Board of Directors had authorized the repurchase of up to $50.0 million of our common stock. During the year ended December 31, 2011, we purchased approximately 2.9 million shares of our common stock on the open market at an average price of $17.26 per share, which represented the full amount authorized under the repurchase program. All shares repurchased were retired.
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

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Contractual Obligations
At December 31, 2011, our contractual obligations for continuing operations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than 5
	Total	1 Year	Years	Years	Years
Long-term debt (a)	$115,000	$—	$115,000	$—	$—
Capital lease obligations	1,645	1,039	606	—	—
Inventory financing facility (b)	93,933	93,933	—	—	—
Operating lease obligations	59,279	13,501	21,963	13,473	10,342
Severance and restructuring obligations (c)	2,114	2,114	—	—	—
Other contractual obligations (d)	13,894	5,094	3,615	2,816	2,369

Total	$285,865	$115,681	$141,184	$16,289	$12,711

(a)
Reflects the $115.0 million outstanding at December 31, 2011 under our senior revolving credit facility as due in April 2013, the date at which the facility matures. See further discussion in Note 6 to the Consolidated Financial Statements in Part II, Item 8 of this report.

(b)
See further discussion in Note 6 to the Consolidated Financial Statements in Part II, Item 8 of this report. As of December 31, 2011, this amount was included in accounts payable related to this facility and has been included in our contractual obligations table above as being due within the 30- to 60-day stated vendor terms.

(c)
As a result of approved severance and restructuring plans, we expect future cash expenditures related to employee termination benefits and facilities based costs. See further discussion in Note 9 to the Consolidated Financial Statements in Part II, Item 8 of this report.

(d)	The table above includes:
I.
Estimated interest payments of $2.0 million in 2012 and $489,000 in the first three months of 2013, based on the current debt balance of $115.0 million at December 31, 2011 under the senior revolving credit facility, multiplied by the weighted average interest rate for the year ended December 31, 2011 of 1.7% per annum.

II.
Amounts totaling $2.9 million over the next two years for advertising and marketing events with the Arizona Cardinals at the University of Phoenix Stadium. See further discussion in Note 16 to the Consolidated Financial Statements in Part II, Item 8 of this report.

III.	We estimate that we will owe $8.5 million in future years in connection with the obligations to perform asset-retirement activities that are conditional on a future event.
The table above excludes $5.1 million of unrecognized tax benefits as we are unable to reasonably estimate the ultimate amount or timing of settlement. See further discussion in Note 10 to the Consolidated Financial Statements in Part II, Item 8 of this report.
Although we set purchase targets with our partners tied to the amount of supplier reimbursements we receive, we have no material contractual purchase obligations.
Acquisitions
Our strategy includes the possible acquisition of or investments in other businesses to expand or complement our operations or to add select services capabilities. The magnitude, timing and nature of any future acquisitions or investments will depend on a number of factors, including the availability of suitable candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. Financing for future transactions would result in the utilization of cash, incurrence of additional debt, issuance of stock or some combination of the three.
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

INSIGHT ENTERPRISES, INC.
Recently Issued Accounting Standards
The information contained in Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this report concerning a description of recent accounting pronouncements, including our expected dates of adoption and the estimated effects on our results of operations and financial condition, is incorporated by reference herein.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
The information contained in Note 7 to the Consolidated Financial Statements in Part II, Item 8 of this report concerning a description of market risk management, including interest rate risk and foreign currency exchange risk, is incorporated by reference herein.

INSIGHT ENTERPRISES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Insight Enterprises, Inc.:
We have audited the accompanying consolidated balance sheets of Insight Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insight Enterprises, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Insight Enterprises, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Phoenix, Arizona
February 23, 2012

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Insight Enterprises, Inc.:
We have audited Insight Enterprises, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Insight Enterprises, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A (a), Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Insight Enterprises, Inc.’s internal control over financial reporting based on our audit.
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
In our opinion, Insight Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Insight Enterprises, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 23, 2012 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Phoenix, Arizona
February 23, 2012

INSIGHT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$128,336	$123,763
Accounts receivable, net	1,208,276	1,135,951
Inventories	114,763	106,734
Inventories not available for sale	43,816	50,677
Deferred income taxes	17,344	23,283
Other current assets	23,144	49,289

Total current assets	1,535,679	1,489,697

Property and equipment, net	140,705	141,399
Goodwill	26,257	16,474
Intangible assets, net	59,021	69,081
Deferred income taxes	70,771	73,796
Other assets	25,178	12,836

	$1,857,611	$1,803,283

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$882,384	$881,688
Accrued expenses and other current liabilities	178,749	187,457
Current portion of long-term debt	1,017	997
Deferred revenue	47,012	67,373

Total current liabilities	1,109,162	1,137,515

Long-term debt	115,602	91,619
Deferred income taxes	1,186	5,011
Other liabilities	34,829	24,167

	1,260,779	1,258,312

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 43,919 and 46,325 shares issued and outstanding in 2011 and 2010, respectively	439	463
Additional paid-in capital	360,370	377,277
Retained earnings	223,125	149,349
Accumulated other comprehensive income — foreign currency translation adjustments	12,898	17,882

Total stockholders’ equity	596,832	544,971

	$1,857,611	$1,803,283

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
Net sales	$5,287,228	$4,809,930	$4,136,905
Costs of goods sold	4,578,071	4,163,833	3,568,291

Gross profit	709,157	646,097	568,614
Operating expenses:
Selling and administrative expenses	556,689	519,065	502,102
Severance and restructuring expenses	5,085	2,956	13,608

Earnings from operations	147,383	124,076	52,904
Non-operating (income) expense:
Interest income	(1,686)	(714)	(424)
Interest expense	6,927	7,677	10,790
Net foreign currency exchange (gain) loss	(1,136)	522	(328)
Other expense, net	1,589	1,417	1,123

Earnings from continuing operations before income taxes	141,689	115,174	41,743
Income tax expense	41,454	39,689	10,970

Net earnings from continuing operations	100,235	75,485	30,773
Earnings from a discontinued operation, net of taxes of $1,659	—	—	2,801

Net earnings	$100,235	$75,485	$33,574

Net earnings per share — Basic:
Net earnings from continuing operations	$2.20	$1.63	$0.67
Net earnings from a discontinued operation	—	—	0.06

Net earnings per share	$2.20	$1.63	$0.73

Net earnings per share — Diluted:
Net earnings from continuing operations	$2.18	$1.61	$0.67
Net earnings from a discontinued operation	—	—	0.06

Net earnings per share	$2.18	$1.61	$0.73

Shares used in per share calculations:
Basic	45,474	46,218	45,838

Diluted	46,021	46,812	46,271

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in thousands)

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Income	Earnings	Equity
Balances at December 31, 2008	45,595	$456	—	$—	$371,664	$9,558	$40,290	$421,968
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	361	4	—	—	(695)	—	—	(691)
Stock-based compensation expense	—	—	—	—	7,764	—	—	7,764
Tax shortfall from stock-based compensation	—	—	—	—	(6,712)	—	—	(6,712)
Comprehensive income:
Foreign currency translation adjustment, net of tax	—	—	—	—	—	11,671	—	11,671
Net earnings	—	—	—	—	—	—	33,574	33,574

Total comprehensive income								45,245

Balances at December 31, 2009	45,956	460	—	—	372,021	21,229	73,864	467,574
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	369	3	—	—	(1,384)	—	—	(1,381)
Stock-based compensation expense	—	—	—	—	6,957	—	—	6,957
Tax shortfall from stock-based compensation	—	—	—	—	(317)	—	—	(317)
Comprehensive income:
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(3,347)	—	(3,347)
Net earnings	—	—	—	—	—	—	75,485	75,485

Total comprehensive income								72,138

Balances at December 31, 2010	46,325	463	—	—	377,277	17,882	149,349	544,971
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	491	5	—	—	(2,665)	—	—	(2,660)
Stock-based compensation expense	—	—	—	—	7,919	—	—	7,919
Tax benefit from stock-based compensation	—	—	—	—	1,351	—	—	1,351
Repurchase of treasury stock	—	—	(2,897)	(50,000)	—	—	—	(50,000)
Retirement of treasury stock	(2,897)	(29)	2,897	50,000	(23,512)	—	(26,459)	—
Comprehensive income:
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(4,984)	—	(4,984)
Net earnings	—	—	—	—	—	—	100,235	100,235

Total comprehensive income								95,251

Balances at December 31, 2011	43,919	$439	—	$—	$360,370	$12,898	$223,125	$596,832

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net earnings from continuing operations	$100,235	$75,485	$30,773
Plus: net earnings from a discontinued operation	—	—	2,801

Net earnings	100,235	75,485	33,574
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	39,139	38,013	41,163
Provision for losses on accounts receivable	4,267	1,626	7,377
Write-downs of inventories	6,830	6,825	7,444
Write-off of computer software development costs	1,390	—	—
Non-cash stock-based compensation	7,919	6,957	7,764
Non-cash gain from arbitrated claim, net of tax	—	—	(2,801)
Excess tax benefit from employee gains on stock-based compensation	(1,809)	(1,073)	—
Deferred income taxes	4,552	18,057	8,214
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(78,883)	(153,905)	10,981
(Increase) decrease in inventories	(8,247)	(39,232)	1,813
Decrease (increase) in other current assets	25,895	(16,884)	1,461
(Increase) decrease in other assets	(12,107)	3,794	2,743
Increase (decrease) in accounts payable	45,205	157,556	(15,207)
(Decrease) increase in deferred revenue	(17,926)	15,284	16,806
(Decrease) increase in accrued expenses and other liabilities	(735)	(14,322)	1,342

Net cash provided by operating activities	115,725	98,181	122,674

Cash flows from investing activities:
Acquisition, net of cash acquired	(13,769)	—	—
Payment of additional purchase price consideration for Calence	—	(5,123)	(21,713)
Purchases of property and equipment	(27,093)	(17,972)	(14,707)

Net cash used in investing activities	(40,862)	(23,095)	(36,420)

Cash flows from financing activities:
Borrowings on senior revolving credit facility	1,314,500	1,150,136	1,043,373
Repayments on senior revolving credit facility	(1,289,500)	(1,207,136)	(1,124,373)
Borrowings on accounts receivable securitization financing facility	90,000	65,000	165,000
Repayments on accounts receivable securitization financing facility	(90,000)	(65,000)	(165,000)
Payments on capital lease obligation	(997)	(927)	(324)
Net (repayments) borrowings under inventory financing facility	(41,179)	40,830	13,378
Payment of deferred financing fees	—	(490)	(1,632)
Proceeds from sales of common stock under employee stock plans	37	49	—
Excess tax benefit from employee gains on stock-based compensation	1,809	1,073	—
Payment of payroll taxes on stock-based compensation through shares withheld	(2,697)	(1,429)	(691)
Repurchases of common stock	(50,000)	—	—

Net cash used in financing activities	(68,027)	(17,894)	(70,269)

Foreign currency exchange effect on cash flows	(2,263)	(1,495)	2,906

Increase in cash and cash equivalents	4,573	55,697	18,891
Cash and cash equivalents at beginning of year	123,763	68,066	49,175

Cash and cash equivalents at end of year	$128,336	$123,763	$68,066

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$3,706	$4,516	$5,207

Cash paid during the year for income taxes	$28,960	$11,584	$4,101

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
Currently, our offerings in North America, the United Kingdom, the Netherlands and Germany include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC currently only include software and select software-related services.
Acquisition
On October 1, 2011, we acquired Ensynch, Incorporated, (“Ensynch”), a Tempe, Arizona-based professional services firm with multiple Microsoft Gold competencies across the complete Microsoft solution set, including cloud migration and management, for a cash purchase price of $13,058,000, net of cash acquired, plus working capital adjustments totaling approximately $711,000.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Inventories
We state inventories, principally purchased IT hardware, at the lower of weighted average cost (which approximates cost under the first-in, first-out method) or market. We evaluate inventories for excess, obsolescence or other factors that may render inventories unmarketable at normal margins. Write-downs are recorded so that inventories reflect the approximate net realizable value and take into account contractual provisions with our partners governing price protection, stock rotation and return privileges relating to obsolescence.
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
Goodwill
Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired. Goodwill is tested for impairment at the reporting unit level on an annual basis in the fourth quarter and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. The Company has three reporting units, which are the same as our operating segments. Multiple valuation techniques can be used to assess the fair value of the reporting unit. All of these techniques include the use of estimates and assumptions that are inherently uncertain. Changes in these estimates and assumptions could materially affect the determination of fair value or goodwill impairment, or both.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Intangible Assets
We amortize intangible assets acquired in business combinations using the straight-line method over the following estimated economic lives of the intangible assets from the date of acquisition:

Estimated Economic Life
Customer relationships	2 – 11 years
Backlog	10 months – 5 years
Acquired technology related assets	1 – 3 years
Other	9 months – 2 years
We regularly perform reviews to determine if facts and circumstances exist which indicate that the useful lives of our long-lived assets are shorter than originally estimated or the carrying amount of these assets may not be recoverable. When an indication exists that the carrying amount of intangible assets may not be recoverable, we assess the recoverability of our assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Such impairment test is based on the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Impairment, if any, is based on the excess of the carrying amount over the estimated fair value of those assets.
Book Overdrafts
Book overdrafts represent the amount by which outstanding checks issued, but not yet presented to our banks for disbursement, exceed balances on deposit in applicable bank accounts and a legal right of offset with our positive cash balances in other financial institution accounts does not exist. Our book overdrafts, which are not directly linked to a credit facility or other bank overdraft arrangement, do not result in an actual bank financing, but rather constitute normal unpaid trade payables at the end of a reporting period. These amounts are included within our accounts payable balance in our consolidated balance sheets. The changes in these book overdrafts are included within the changes in accounts payable line item as a component of cash flows from operating activities in our consolidated statements of cash flows.
Trade Credits
Trade credit liabilities arise from aged unclaimed credit memos, duplicate payments, payments for returned product or overpayments made to us by our clients, and, to a lesser extent, from goods received by us from a supplier for which we were never invoiced. Trade credit liabilities are included in accrued expenses and other current liabilities in our consolidated balance sheet. We derecognize the liability if and only if it has been extinguished, upon either (1) our payment of the liability to relieve our obligation or (2) our legal release from the related obligation. During the years ended December 31, 2011, 2010 and 2009, $4,292,000, $8,617,000 and $3,866,000, respectively, was recorded as a reduction of costs of goods sold as result of the negotiated settlement or other legal release of trade credits.
Self Insurance
We are self-insured in the U.S. for medical insurance up to certain annual stop-loss limits and workers’ compensation claims up to certain deductible limits. We establish reserves for claims, both reported and incurred but not reported, using currently available information as well as our historical claims experience. As of December 31, 2011, we have $700,000 on deposit with our claims administrator which acts as security for our future payment obligations under our workers’ compensation program.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(continued)
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
Derivative Financial Instruments
We enter into forward foreign exchange contracts to mitigate the risk of non-functional currency monetary assets and liabilities on our consolidated financial statements. These forward contracts are not designated as hedge instruments. The fair value of all derivative assets and liabilities are recorded gross in the other current assets and accrued expenses and other current liabilities sections of the balance sheet. Gains/losses are recorded net in non-operating (income) expense.
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
We record the freight we bill to our clients as net sales and the related freight costs we pay as costs of goods sold. We report sales net of any sales-based taxes assessed by governmental authorities that are imposed on and concurrent with sales transactions.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The sale of hardware and software products may also include the provision of services and the associated contracts contain multiple elements or non-standard terms and conditions. Services that are performed by us in conjunction with hardware and software sales that are completed in our facilities prior to shipment of the product are recognized upon delivery, when title passes to the client, for the hardware sale. Net sales of services that are performed at client locations are often service-only contracts and are recorded as sales when the services are performed. If the services are performed at a client location in conjunction with a hardware, software or other services sale, we recognize net sales for each portion of the overall arrangement fee that is attributable to the items as they are delivered or the services are performed. At the inception of the arrangement, the total consideration for the arrangement is allocated to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price. We determine our best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. The revenue allocation is based on vendor-specific objective evidence of fair value of the products. We currently do not have any material instances in which we account for revenue from multiple element arrangements when vendor-specific evidence does not exist. If vendor-specific objective evidence were not available, we would utilize third-party evidence to allocate the selling price. If neither vendor-specific objective evidence nor third- party evidence were available, estimated selling price would be used for allocation purposes.
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
Sales of services under which the time period over which the service will be provided is known, but there is no discernable pattern of recognition of the cost to perform the service, are accounted for as subscriptions, with billings recorded as deferred revenue and recognized as revenue ratably over the billing coverage period. Revenue from certain arrangements that allow for the use of a product or service over a period of time without taking possession of software are also accounted for as subscriptions.
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
Partner Funding
We receive payments and credits from partners, including consideration pursuant to volume sales incentive programs, volume purchase incentive programs and shared marketing expense programs. Partner funding received pursuant to volume sales incentive programs is recognized as it is earned as a reduction to costs of goods sold. Partner funding received pursuant to volume purchase incentive programs is allocated as a reduction to inventories based on the applicable incentives earned from each partner and is recorded in cost of goods sold as the inventory is sold. Partner

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
funding received pursuant to shared marketing expense programs is recorded as it is earned as a reduction of the related selling and administrative expenses in the period the program takes place only if the consideration represents a reimbursement of specific, incremental, identifiable costs. Consideration that exceeds the specific, incremental, identifiable costs is classified as a reduction of costs of goods sold. The amount of partner funding recorded as a reduction of selling and administrative expenses totaled $28,269,000, $23,826,000 and $19,755,000 for the years ended December 31, 2011, 2010 and 2009, respectively.
Concentrations of Risk
Credit Risk
Although we are affected by the international economic climate, management does not believe material credit risk concentration existed at December 31, 2011. We monitor our clients’ financial condition and do not require collateral. No single client accounted for more than 3% of our consolidated net sales in 2011.
Supplier Risk
Purchases from Microsoft, Ingram Micro (a distributor) and HP accounted for approximately 18%, 11% and 11%, respectively, of our aggregate purchases in 2011. No other partner accounted for more than 10% of purchases in 2011. Our top five partners as a group for 2011 were Microsoft, Ingram Micro, HP, Cisco and Tech Data (a distributor), and approximately 56% of our total purchases during 2011 came from this group of partners. Although brand names and individual products are important to our business, we believe that competitive sources of supply are available in substantially all of our product categories such that, with the exception of Microsoft, we are not dependent on any single partner for sourcing products.
Advertising Costs
Advertising costs are expensed as they are incurred. Advertising expense of $26,439,000, $23,736,000 and $21,751,000 was recorded for the years ended December 31, 2011, 2010 and 2009, respectively. These amounts were partially offset by partner funding earned pursuant to shared marketing expense programs recorded as a reduction of selling and administrative expenses, as discussed above.
Stock-Based Compensation
Stock-based compensation is measured based on the fair value of the award on the date of grant and the corresponding expense is recognized over the period during which an employee is required to provide service in exchange for the reward. Stock-based compensation expense is classified in the same line item of the consolidated statements of operations as other payroll-related expenses specific to the employee. Compensation expense related to service-based restricted stock units (“RSUs”) is recognized on a straight-line basis over the requisite service period for the entire award. Compensation expense related to performance-based RSUs is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards (i.e., a graded vesting basis).
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

	Years Ended December 31,
	2011	2010	2009
Numerator:
Net earnings from continuing operations	$100,235	$75,485	$30,773

Denominator:
Weighted-average shares used to compute basic EPS	45,474	46,218	45,838
Potential dilutive common shares due to dilutive stock options and restricted stock units	547	594	433

Weighted-average shares used to compute diluted EPS	46,021	46,812	46,271

Net earnings from continuing operations per share:
Basic	$2.20	$1.63	$0.67

Diluted	$2.18	$1.61	$0.67

For the years ended December 31, 2011, 2010 and 2009, 208,000, 343,000 and 1,554,000, respectively, of weighted-average outstanding stock options were not included in the diluted EPS calculations because the exercise prices of these options were greater than the average market price of our common stock during the respective periods.
Recently Issued Accounting Standards
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”), which amends current guidance to result in common fair value measurement and disclosures between accounting principles generally accepted in the United States and International Financial Reporting Standards. The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuations standards or affect valuation practices outside of financial reporting. ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable inputs. The adoption of the provisions of this accounting guidance effective January 1, 2012 is not expected to have any effect on our consolidated financial position or results of operations.
In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), which is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The adoption of the provisions of this accounting guidance effective January 1, 2012 will change our current presentation of OCI as part of the statement of stockholders’ equity, but is not expected to have any effect on our consolidated financial position or results of operations.
In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”), which allows entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The adoption of the provisions of this accounting guidance effective January 1, 2012 is not expected to have any effect on our consolidated financial position or results of operations.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(2) Property and Equipment
Property and equipment consist of the following (in thousands):

	December 31,
	2011	2010
Software	$135,126	$125,222
Buildings	73,580	73,055
Equipment	74,368	65,278
Furniture and fixtures	36,524	34,344
Leasehold improvements	21,510	19,595
Land	7,696	7,714

	348,804	325,208
Accumulated depreciation and amortization	(208,099)	(183,809)

Property and equipment, net	$140,705	$141,399

During 2011, we periodically assessed whether any indicators of impairment existed related to our property and equipment. We incurred a non-cash charge of $1,390,000 during 2011 to write-off certain computer software development costs that will not be placed into service as a result of the North America IT systems integration project. No other indicators of impairment were identified during 2011.
Depreciation and amortization expense related to property and equipment was $26,607,000, $26,055,000 and $28,734,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Interest charges capitalized in connection with internal-use software development projects in the years ended December 31, 2011, 2010 and 2009 were immaterial.
(3) Goodwill
The changes in the carrying amount of goodwill for the year ended December 31, 2011 are as follows (in thousands):

	North America	EMEA	APAC	Consolidated
Balance at December 31, 2010
Goodwill	$339,896	$151,439	$13,973	$505,308
Accumulated impairment losses	(323,422)	(151,439)	(13,973)	(488,834)

	16,474	—	—	16,474

Goodwill acquired during the year	9,783	—	—	9,783

Balance at December 31, 2011
Goodwill	349,679	151,439	13,973	515,091
Accumulated impairment losses	(323,422)	(151,439)	(13,973)	(488,834)

	$26,257	$—	$—	$26,257

During the years ended December 31, 2010 and 2009, we recorded as goodwill $645,000 and $15,829,000, respectively, of additional purchase price consideration and the related accrued interest thereon as a result of Calence, LLC (“Calence”), acquired on April 1, 2008, achieving certain performance targets during the respective year. In 2010 and 2009, scheduled cash payments of $5,123,000 and $21,713,000, respectively, were made to the former owners of Calence related to additional purchase price consideration and the related accrued interest thereon as a result of Calence achieving certain performance targets during 2010, 2009 and 2008. The final payment was made on April 1, 2010. Such amounts are reflected as investing activities within our consolidated statements of cash flows.
On October 1, 2011, we acquired Ensynch, which has been integrated into our North America business. Under the purchase method of accounting, the purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired of $9,783,000 was recorded as goodwill in the North America reporting unit (see Note 19). The primary driver for these acquisitions was to enhance our professional services capabilities across the complete Microsoft solution set, including cloud migration and management.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
During 2011, we periodically assessed whether any indicators of impairment existed which would require us to perform an interim impairment review. As of each interim period end during the year, we concluded that a triggering event had not occurred that would more likely than not reduce the fair value of our North America reporting unit (the only reporting unit with a goodwill balance at any period end) below its carrying value. We performed our annual test of goodwill for impairment during the fourth quarter of 2011. The results of the first step of the two-step goodwill impairment test indicated that the fair value of our North America reporting unit, estimated using the market approach, was in excess of the carrying value, and thus we did not perform step two of the impairment test.
(4) Intangible Assets
Intangible assets consist of the following (in thousands):

	December 31,
	2011	2010
Customer relationships	$112,083	$110,743
Backlog	7,190	7,393
Acquired technology related assets	140	1,700
Other	430	—

	119,843	119,836
Accumulated amortization	(60,822)	(50,755)

Intangible assets, net	$59,021	$69,081

During 2011, we periodically assessed whether any indicators of impairment existed related to our intangible assets. As of each interim period end during the year, we concluded that a triggering event had not occurred that would more likely than not reduce the fair value of our intangible assets below their carrying values.
Amortization expense recognized for the years ended December 31, 2011, 2010 and 2009 was $12,532,000, $11,958,000 and $12,429,000, respectively. The acquired technology related assets values at $1,700,000 from the Software Spectrum acquisition was fully amortized in September 2011. Future amortization expense for the remaining unamortized balance is estimated as follows (in thousands):

Years Ending December 31,	Amortization Expense
2012	$12,446
2013	11,295
2014	11,098
2015	11,083
2016	8,814
Thereafter	4,285

Total amortization expense	$59,021

(5) Accrued Expenses and Other Current Liabilities
Included in accrued expenses and other current liabilities as of December 31, 2011 and 2010 is an accrual for $82,449,000 and $74,223,000, respectively, of sales tax, value-added tax and other indirect taxes.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(6) Debt, Capital Lease Obligation and Inventory Financing Facility
Debt
Our long-term debt consists of the following (in thousands):

	December 31,
	2011	2010
Senior revolving credit facility	$115,000	$90,000
Accounts receivable securitization financing facility	—	—
Capital lease obligation	1,619	2,616

Total	116,619	92,616
Less: current portion of obligation under capital lease	(1,017)	(997)
Less: current portion of revolving credit facilities	—	—

Long-term debt	$115,602	$91,619

On April 1, 2008, we entered into a five-year $300,000,000 senior revolving credit facility. Amounts outstanding under the senior revolving credit facility bear interest, payable quarterly, at a floating rate equal to the prime rate or, at our option, a LIBOR rate plus a pre-determined spread of 0.75% to 1.75%. In addition, we pay a commitment fee on the unused portion of the facility of 0.175% to 0.35%. The weighted average interest rate on amounts outstanding under our senior revolving credit facility, including the commitment fee and origination costs incurred, was 1.7%, 2.1% and 2.6% during the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, $185,000,000 was available under the senior revolving credit facility. The senior revolving credit facility matures on April 1, 2013.
We have a $150,000,000 accounts receivable securitization financing facility (the “ABS facility”) pursuant to which we can sell receivables periodically to a special purpose accounts receivable and financing entity (the “SPE”), which is exclusively engaged in purchasing receivables from us. The SPE is a wholly-owned, bankruptcy-remote entity that we have included in our consolidated financial statements. The SPE funds its purchases by selling undivided interests in eligible trade accounts receivable to a multi-seller conduit administered by an independent financial institution. The SPE’s assets are available first and foremost to satisfy the claims of the creditors of the conduit. We maintain effective control over the receivables that are sold. Accordingly, the receivables remain recorded on our consolidated balance sheets. At December 31, 2011 and 2010, the SPE owned $487,399,000 and $616,339,000, respectively, of receivables recorded at fair value and included in our consolidated balance sheets. Under certain circumstances, the Company may be required to obtain a public rating of the ABS facility from one or more credit rating agencies of at least “A” or its equivalent. Failure by the Company to obtain such rating would result in an Amortization Event under the ABS facility. While the ABS facility has a stated maximum amount, the Company’s ability to borrow up to the full $150,000,000 under the ABS facility is based on formulae relating to the amount and quality of the Company’s accounts receivable in the United States. Total availability under our ABS facility at December 31, 2011 was $150,000,000. The ABS facility matures on April 1, 2013.
No amounts were outstanding under the ABS facility at December 31, 2011 or 2010. Interest is payable monthly, and the interest rate which would have been applicable at December 31, 2011 had there been outstanding balances was 1.71% per annum. In addition, we pay a commitment fee on the unused portion of the facility of 0.75%. During the years ended December 31, 2011 and 2010, due to availability under our other debt and financing facilities, weighted average borrowings under our ABS facility were only $5,744,000 and $1,671,000, respectively. Interest expense associated with the ABS facility was $1,488,000 and $2,139,000 in 2011 and 2010, respectively, including the commitment fee and amortization to interest expense of deferred financing fees capitalized in conjunction with amendments to the ABS facility. Comparatively, during the year ended December 31, 2009, our weighted average interest rate per annum and weighted average borrowings under the facility were 8.5% and $27,449,000, respectively.
Capital Lease Obligation
In July 2009, we entered into a four-year lease for certain IT equipment. We amended this lease in November 2009 and again in July 2010 to include additional IT equipment. The July 2010 amendment added $319,000 to the value of the equipment held under the capitalized lease. These obligations under the capitalized lease are included in long-term debt in our consolidated balance sheets as of December 31, 2011 and 2010. The current and long-term portions of the obligation are included in the table above. The capital lease was a non-cash transaction and, accordingly, is not reflected in our consolidated statements of cash flows for the years ended December 31, 2011, 2010 or 2009.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The cost of the equipment held under the capitalized lease, $3,867,000, is included in property and equipment. These capital lease assets are amortized on a straight-line basis over the lease term. The related amortization expense is included in selling and administrative expenses in our consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009. As of December 31, 2011 and 2010, accumulated amortization on the capital lease assets was $2,287,000 and $1,283,000, respectively.
Future minimum payments under the capitalized lease consist of the following as of December 31, 2011 (in thousands):

Years Ending December 31,
2012	$1,039
2013	606

Total minimum lease payments	1,645
Less amount representing interest	(26)

Present value of minimum lease payments	$1,619

Inventory Financing Facility
The aggregate availability for vendor purchases under our inventory financing facility is $150,000,000. The facility matures on April 1, 2013 but may be cancelled with 90 days notice. Additionally, the facility may be renewed under certain circumstances described in the agreement for successive 12-month periods. Interest does not accrue on accounts payable under this facility provided the accounts payable are paid within stated vendor terms (ranging from 30 to 60 days). We impute interest on the average daily balance outstanding during these stated vendor terms based on our blended incremental borrowing rate during the period under our senior revolving credit facility and our ABS facility. Imputed interest of $1,978,000, $2,112,000 and $1,798,000 was recorded in 2011, 2010 and 2009, respectively. If balances are not paid within stated vendor terms, they will accrue interest at prime plus 1.25%. The facility is guaranteed by the Company and each of its material domestic subsidiaries and is secured by a lien on substantially all of the Company’s domestic assets that is of equal priority to the liens securing borrowings under our senior revolving credit facility. As of December 31, 2011 and 2010, $93,933,000 and $135,112,000, respectively, was included in accounts payable related to this facility.
Covenants
Our financing facilities contain various covenants customary for transactions of this type, including the requirement that we comply with maximum leverage, minimum fixed charge and minimum asset coverage ratio requirements and meet monthly, quarterly and annual reporting requirements. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified period of time. At December 31, 2011, we were in compliance with all such covenants.
Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our senior revolving credit facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing 12-month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization and (iv) non-cash stock-based compensation (referred to herein as “adjusted earnings”). The maximum leverage ratio permitted under the agreements was 2.50 times as of December 31, 2011. A significant drop in the Company’s adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter, to a level that could be below the Company’s consolidated maximum debt capacity. As of December 31, 2011, the Company’s total debt balance that could have been outstanding under our senior revolving credit facility and our ABS facility was equal to the maximum available under the facilities of $450,000,000.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(7) Market Risk Management
Interest Rate Risk
We have interest rate exposure arising from our financing facilities, which have variable interest rates. These variable interest rates are affected by changes in short-term interest rates. We currently do not hedge our interest rate exposure.
We do not believe that the effect of reasonably possible near-term changes in interest rates will be material to our financial position, results of operations and cash flows. Our financing facilities expose our net earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. We had $115,000,000 outstanding under our senior revolving credit facility and no amounts outstanding under our ABS facility at December 31, 2011. The interest rates attributable to the borrowings under our senior revolving credit facility and the ABS facility were 1.62% and 1.71%, respectively, per annum at December 31, 2011. The change in annual earnings from continuing operations, pretax, resulting from a hypothetical 10% increase or decrease in the highest applicable interest rate would approximate $289,000.
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
We monitor our foreign currency exposure and selectively enter into forward exchange contracts to mitigate risk associated with certain non-functional currency monetary assets and liabilities related to foreign denominated payables, receivables, and cash balances. Transaction gains and losses resulting from non-functional currency assets and liabilities are offset by forward contracts in non-operating (income) and expense, net. The Company does not have a significant concentration of credit risk with any single counterparty.
The Company generally enters into forward contracts with maturities of one month or less. The derivatives entered into during 2011 were not designated as hedges. The following derivative contracts were entered into during the year ended December 31, 2011, and remained open and outstanding at December 31, 2011. All U.S. dollar and foreign currency amounts (Canadian Dollars and British Pounds) are presented in thousands.

	Buy	Buy
Foreign Currency	CAD	GBP
Foreign Amount	20,000	7,736
Exchange Rate	1.0155	1.5511
USD Equivalent	$19,695	$12,000
Maturity Date	January 4, 2012	January 6, 2012
The Company does not enter into derivative contracts for speculative or trading purposes. The fair value of all forward contracts at December 31, 2011 was a net liability of $94,000.
(8) Leases
We have several non-cancelable operating leases with third parties, primarily for administrative and distribution center space and computer equipment. Our facilities leases generally provide for periodic rent increases and many contain escalation clauses and renewal options. We recognize rent expense on a straight-line basis over the lease term. Rental expense for these third-party operating leases was $14,821,000, $15,643,000 and $15,561,000 for the years ended December 31, 2011, 2010 and 2009, respectively, and is included in selling and administrative expenses in our consolidated statements of operations.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2011 are as follows (in thousands):

Years Ending December 31,
2012	$13,501
2013	11,820
2014	10,143
2015	8,242
2016	5,231
Thereafter	10,342

Total minimum lease payments	$59,279

(9) Severance, Restructuring and Acquisition Integration Activities
Severance Costs Expensed for 2011 Resource Actions
During the year ended December 31, 2011, North America and EMEA recorded severance expense totaling $2,425,000 and $2,737,000, respectively, relating to 2011 restructuring actions. The charges were associated with severance for the elimination of certain positions based on a re-alignment of roles and responsibilities.
The following table details the 2011 activity and the outstanding obligation related to the 2011 severance actions as of December 31, 2011 (in thousands):

	North America	EMEA	Consolidated
Severance costs	$2,425	$2,737	$5,162
Foreign currency translation adjustments	—	(229)	(229)
Cash payments	(1,800)	(1,284)	(3,084)

Balance at December 31, 2011	$625	$1,224	$1,849

The remaining outstanding obligations are expected to be paid during 2012 and are therefore included in accrued expenses and other current liabilities.
Severance Costs Expensed for 2010 Resource Actions
During the year ended December 31, 2010, North America and EMEA recorded severance expense totaling $2,003,000 and $1,476,000, respectively, relating to 2010 restructuring actions. The North America charge was part of the roll-out of our new sales engagement model and the restructuring of leadership in key areas, and the EMEA charge was associated with the severance for the elimination of certain positions based on a re-alignment of roles and responsibilities.
The following table details the 2011 activity and the outstanding obligation related to the 2010 severance actions as of December 31, 2011 (in thousands):

	North America	EMEA	Consolidated
Balance at December 31, 2010	$1,166	$575	$1,741
Foreign currency translation adjustments	—	59	59
Adjustments	(45)	(19)	(64)
Cash payments	(1,087)	(493)	(1,580)

Balance at December 31, 2011	$34	$122	$156

During 2011, adjustments were recorded in North America and EMEA as a reduction to severance and restructuring expense and a reduction of the related severance accrual due to changes in estimates as cash payments were made. The remaining outstanding obligations are expected to be paid during 2012 and are therefore included in accrued expenses and other current liabilities.
Prior Resource Actions
In 2009, as a result of ongoing restructuring efforts to reduce operating expenses, certain severance costs were recorded in each of our operating segments. As of December 31, 2011 and December 31, 2010, the only remaining outstanding obligations related to 2009 resource actions was approximately $109,000 and $418,000, respectively, in our EMEA segment. During 2011,

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
the liability decreased from $418,000 to $109,000 due to cash payments totaling approximately $286,000, adjustments of $13,000 recorded as a reduction to severance and restructuring expense due to changes in estimates and foreign currency translation adjustments. The remaining outstanding obligations are expected to be paid during 2012 and are therefore included in accrued expenses and other current liabilities.
In 2006, we recorded employee termination benefits and facility based costs in connection with the integration of Software Spectrum. As of December 31, 2010, the total liability remaining for these costs was $695,000 in our EMEA segment. During the year ended December 31, 2011, the liability was settled through cash payments, leaving no accrual balance as of December 31, 2011.
(10) Income Taxes
The following table presents the U.S. and foreign components of earnings from continuing operations before income taxes and the related income tax expense (in thousands):
Earnings from continuing operations before income taxes:

	Years Ended December 31,
	2011	2010	2009
U.S.	$87,436	$71,271	$14,644
Foreign	54,253	43,903	27,099

	$141,689	$115,174	$41,743

Income tax expense from continuing operations:

	Years Ended December 31,
	2011	2010	2009
Current:
U.S. Federal	$18,410	$8,850	$(4,804)
U.S. State and local	1,113	1,251	(237)
Foreign	17,379	11,531	8,876

	36,902	21,632	3,835

Deferred:
U.S. Federal	4,440	15,466	6,293
U.S. State and local	2,042	1,205	920
Foreign	(1,930)	1,386	(78)

	4,552	18,057	7,135

	$41,454	$39,689	$10,970

Income tax expense relating to a discontinued operation was $1,659,000 for the year ended December 31, 2009.
The following schedule reconciles the differences between the U.S. federal income taxes at the U.S. statutory rate to our income tax expense (dollars in thousands):

	Years Ended December 31,
	2011	2010	2009
Expected expense at U.S. Statutory rate of 35%	$49,591	$40,311	$14,610
Change resulting from:
State income tax expense, net of federal income tax benefit	3,225	2,386	960
Audits and adjustments, net	(665)	(173)	(267)
Change in valuation allowance	(1,643)	(392)	386
Foreign income taxed at different rates	(2,136)	(2,453)	(230)
Reorganization/recapitalization of foreign operations	(7,580)	(1,611)	(2,141)
True-up of foreign deferred tax assets	—	—	(1,224)
Non-deductible compensation	512	737	(302)
Other, net	150	884	(822)

Income tax expense	$41,454	$39,689	$10,970

Effective tax rate	29.3%	34.5%	26.3%
The total income tax expense in 2011 includes net U.S. benefits of $8,637,000 primarily related to the recognition of foreign tax credits upon the reorganization of certain of our foreign operations in the fourth quarter and to other tax matters. The total income tax expense in 2010 includes a net U.S. benefit of $1,611,000 related to the recapitalization of one of our foreign operations. The total

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
income tax expense in 2009 includes the recognition of certain tax benefits, including a net U.S. tax benefit of $2,141,000 related to the recapitalization of one of our foreign operations, $1,544,000 related primarily to the true-up of foreign tax credits resulting from the filing of our 2008 U.S. federal tax return and the recognition of certain tax benefits resulting from the settlement of audits and a $1,224,000 tax benefit related to the true-up of certain foreign tax deferred items.
For foreign entities not treated as branches for U.S. tax purposes, we do not provide for U.S. income taxes on the undistributed earnings of these subsidiaries as these earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. The undistributed earnings of foreign subsidiaries that are deemed to be indefinitely invested outside of the U.S. were approximately $43,100,000 at December 31, 2011. It is not practicable to determine the unrecognized deferred tax liability on those earnings.
The significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:

Amortization of goodwill and other intangibles	$70,922	$78,249
Foreign tax credit carryforwards	16,055	9,116
Net operating loss carryforwards	11,186	11,704
Miscellaneous accruals	8,738	10,985
Allowance for doubtful accounts and returns	6,105	5,965
Stock-based compensation	3,362	2,864
Write-downs of inventories	1,848	1,993
Deferred revenue	1,544	800
Trade credits	1,376	5,555
Accrued vacation and other payroll liabilities	819	1,628
Depreciation allowance carryforwards	556	770

Gross deferred tax assets	122,511	129,629
Valuation allowance	(18,901)	(20,764)

Total deferred tax assets	103,610	108,865

Deferred tax liabilities:
Depreciation and amortization	(16,011)	(14,137)
Prepaid expenses	(530)	(522)
Other, net	(140)	(2,138)

Total deferred tax liabilities	(16,681)	(16,797)

Net deferred tax assets	$86,929	$92,068

The net current and non-current portions of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2011	2010
Net current deferred tax asset	$17,344	$23,283
Net non-current deferred tax asset	69,585	68,785

Net deferred tax asset	$86,929	$92,068

As of December 31, 2011, we have U.S. state net operating loss carryforwards (“NOLs”) of $1,294,000 that will expire between 2012 and 2032. We also have NOLs from various non-U.S. jurisdictions of $41,572,000. While the majority of the non-U.S. NOLs has no expiration date, $1,063,000 will fully expire in 2017.
On the basis of currently available information, we have provided valuation allowances for certain of our deferred tax assets where we believe it is more likely than not that the related tax benefits will not be realized. At December 31, 2011 and 2010, our valuation allowances totaled $18,901,000 and $20,764,000, respectively, representing certain U.S. state NOLs, non-U.S. NOLs, foreign depreciation allowances and foreign tax credits. In the future, if we determine that additional realization of these deferred tax assets is more likely than not, then the reversal of the related valuation allowance will reduce income tax expense. Changes that occur after acquisition date in deferred tax asset valuation allowances and income tax uncertainties resulting from a business combination will generally affect income tax expense.

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
The following table summarizes the change in the valuation allowance (in thousands):

	December 31,
	2011	2010
Valuation allowance at beginning of year	$20,764	$21,943
Decreases in income tax expense	(1,643)	(392)
Foreign currency translation adjustments	(220)	(787)

Valuation allowance at end of year	$18,901	$20,764

A net tax benefit of $1,351,000 related to the exercise of employee stock options and other employee stock programs was applied to stockholders’ equity during the year ended December 31, 2011. A net tax shortfall of $317,000 and $6,712,000, respectively, related to the exercise of employee stock options and other employee stock programs was applied against stockholders’ equity during the years ended December 31, 2010 and 2009.
Various taxing jurisdictions are examining our tax returns for certain tax years. Although the outcome of tax audits cannot be predicted with certainty, management believes the ultimate resolution of these examinations will not result in a material adverse effect to our financial position or results of operations.
As of December 31, 2011 and 2010, we had approximately $5,052,000 and $6,013,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $477,000 and $425,000, respectively, relate to accrued interest. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, is as follows (in thousands):

Balance at December 31, 2010	$5,588
Subtractions for tax positions in prior periods	(33)
Additions for tax positions in current period	938
Subtractions due to foreign currency translation	(38)
Subtractions due to audit settlements and statute expirations	(1,880)

Balance at December 31, 2011	$4,575

Our policy is to classify interest and penalties relating to uncertain tax positions as a component of income tax expense in our consolidated statements of operations.
As of December 31, 2011, if recognized, $4,739,000 of the total liability associated with uncertain tax positions of $5,052,000 would affect our effective tax rate. The remaining $313,000 balance arose from business combinations that, if recognized, ultimately would be recorded as an adjustment to an indemnification receivable with no effect on our effective tax rate. We do not believe there will be any changes over the next 12 months that would have a material effect on our effective tax rate.
Several of our subsidiaries are currently under audit for tax years 2003 through 2010. It is reasonably possible that the examination phase of these audits may conclude in the next 12 months and that the related unrecognized tax benefits for uncertain tax positions may change, potentially having a material effect on our effective tax rate. However, based on the status of the various examinations in multiple jurisdictions, an estimate of the range of reasonably possible outcomes cannot be made at this time.
We, including our subsidiaries, file income tax returns in the U.S. federal jurisdiction, and many state and local and non-U.S. jurisdictions. In the U.S., federal income tax returns for 2007 through 2010 remain open to examination. For U.S. state and local taxes as well as in non-U.S. jurisdictions, the statute of limitations generally varies between three and ten years.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(11) Stock-Based Compensation
We recorded the following pre-tax amounts in selling and administrative expenses for stock-based compensation, by operating segment, in our consolidated financial statements (in thousands):

	Years Ended December 31,
	2011	2010	2009
North America	$5,779	$5,264	$5,466
EMEA	1,908	1,512	2,137
APAC	232	181	161

Total Consolidated	$7,919	$6,957	$7,764

Company Plan
On October 1, 2007, Insight’s Board of Directors approved the 2007 Omnibus Plan (the “2007 Plan”), and the 2007 Plan became effective when it was approved by Insight’s stockholders at the annual meeting on November 12, 2007. On August 12, 2008, the 2007 Plan was amended to clarify certain provisions relating to forfeiture restrictions and grants of discretionary awards to non-employee directors. On May 18, 2011, Insight’s stockholders approved the Company’s Amended 2007 Omnibus Plan (“the Amended 2007 Plan”) to, among other changes, increase the number of shares of common stock authorized to be issued thereunder by 3,000,000 shares to a total of 7,250,000 shares. The Amended 2007 Plan is administered by the Compensation Committee of Insight’s Board of Directors, and, except as provided below, the Compensation Committee has the exclusive authority to administer the Amended 2007 Plan, including the power to determine eligibility, the types of awards to be granted, the price and the timing of awards. Under the Amended 2007 Plan, the Compensation Committee may delegate some of its authority to our Chief Executive Officer to grant awards to individuals other than individuals who are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended. Teammates, officers and members of the Board of Directors are eligible for awards under the Amended 2007 Plan, and consultants and independent contractors are also eligible if they provide bona fide services that are not related to capital raising or promoting or maintaining a market for the Company’s stock. The Amended 2007 Plan allows for awards of options, stock appreciation rights, restricted stock, RSUs, performance awards as well as grants of cash awards. As of December 31, 2011, of the 7,250,000 shares of stock reserved for awards issued under the Amended 2007 Plan, 4,679,468 shares of stock were available for grant.
Accounting for Stock Options
The following table summarizes our stock option activity during the year ended December 31, 2011:

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Number	Average	Intrinsic Value	Contractual
	Outstanding	Exercise Price	(in-the-money options)	Life (in years)
Outstanding at the beginning of year	243,452	$17.99
Granted	—	—
Exercised	(2,666)	14.12	$10,442

Forfeited or expired	(40,786)	19.31

Outstanding at the end of year	200,000	17.77	$—	0.96

Exercisable at the end of year	200,000	17.77	$—	0.96

Vested and expected to vest	200,000	17.77	$—	0.96

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $15.29 as of December 31, 2011, which would have been received by the option holders had all option holders exercised options and sold the underlying shares on that date. Options exercisable as of December 31, 2011, 2010 and 2009 had no aggregate intrinsic value because there were no in-the-money options.
As of December 31, 2011, all of the 200,000 outstanding options are exercisable with an exercise price of $17.77 and a remaining contractual life of 0.96 years. Prior to January 1, 2011, all stock options had vested and total compensation cost related to all previously granted stock options had been recognized. For the years ended December 31, 2010 and 2009, we recorded stock-based compensation expense related to stock options, net of forfeitures, of $354,000 and $368,000, respectively.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Accounting for Restricted Stock
We issue RSUs as incentives to certain officers and teammates. We recognize compensation expense associated with the issuance of such RSUs over the vesting period for each respective RSU. The total compensation expense associated with restricted stock represents the value based upon the number of RSUs awarded multiplied by the closing price of our common stock on the date of grant, adjusted for our estimate of forfeitures. The number of RSUs ultimately awarded under the performance-based RSUs varies based on whether we achieve certain financial results. We record compensation expense each period based on our estimate of the most probable number of RSUs that will be issued under the grants of performance-based RSUs and the market price of our common stock on the grant date. Recipients of RSUs do not have voting or dividend rights until the vesting conditions are satisfied and shares are released.
For the years ended December 31, 2011, 2010 and 2009, we recorded stock-based compensation expense, net of estimated forfeitures, related to RSUs of $7,919,000, $6,603,000 and $7,396,000, respectively. As of December 31, 2011, total compensation cost related to nonvested RSUs not yet recognized is $12,423,000, which is expected to be recognized over the next 1.21 years on a weighted-average basis.
On January 23, 2008, the Compensation Committee of our Board of Directors approved a special long-term incentive award to three executive officers that provided for the award of RSUs based upon achievement of specific stock price hurdles within specific timeframes over a three-year period from 2009 — 2011. On February 19, 2009, the three executives agreed to forfeit the awards, resulting in the termination of the awards. Accordingly, no shares were, or will be, issued under these awards. A non-cash charge of $5,478,000 as a result of the cancellation of these awards is included in selling and administrative expenses in the consolidated statement of operations for the year ended December 31, 2009.
The following table summarizes our RSU activity, during the year ended December 31, 2011:

		Weighted Average
	Number	Grant Date Fair Value	Fair Value
Nonvested at the beginning of year	1,599,376	$9.99
Granted	730,828	$17.70
Vested, including shares withheld to cover taxes	(643,463)	$9.13	$11,174,009	(a)

Forfeited	(217,008)	$11.89

Nonvested at the end of year	1,469,733	$13.93	$22,472,218	(b)

Expected to vest	1,357,370		$20,754,187	(b)

(a)
The fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date. The aggregate intrinsic value for vested shares of restricted common stock and RSUs during 2010 and 2009 was $6,339,196 and $2,785,111, respectively.

(b)
The aggregate fair value of the nonvested RSUs and the RSUs expected to vest represents the total pre-tax fair value, based on our closing stock price of $15.29 as of December 31, 2011, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

During the three years ended December 31, 2011, the RSUs that vested for teammates in the United States were net-share settled such that we withheld shares with value equivalent to the teammates’ minimum statutory United States tax obligation for the applicable income and other employment taxes and remitted the equivalent cash amount to the appropriate taxing authorities. The total shares withheld during the years ended December 31, 2011, 2010 and 2009 of 154,473, 106,876 and 126,986, respectively, were based on the value of the RSUs on their vesting dates as determined by our closing stock price on such dates. For the years ended December 31, 2011, 2010 and 2009, total payments for the employees’ tax obligations to the taxing authorities were $2,697,000, $1,429,000 and $691,000, respectively, and are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the effect of repurchases of our common stock as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to us.

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
We use foreign exchange forward contracts to hedge certain non-functional currency assets and liabilities from changes in exchange rate movements. Our non-functional currency assets and liabilities are primarily related to foreign currency denominated payables, receivables, and cash balances. The foreign currency forward contracts, carried at fair value, typically have a maturity of one month or less. We currently enter into approximately five foreign exchange forward contracts per month with an average notional value of $8,367,000 and an average maturity of approximately one week.
The counterparties associated with our foreign exchange forward contracts are large credit worthy commercial banks. The derivatives transacted with these institutions are short in duration and, therefore, we do not consider counterparty concentration and non-performance to be material risks.
The following table summarizes our derivative financial instruments as of December 31, 2011 and 2010 (in thousands):

		December 31, 2011		December 31, 2010
		Asset	Liability	Asset	Liability
		Derivatives	Derivatives	Derivatives	Derivatives
	Balance Sheet Location	Fair Value	Fair Value	Fair Value	Fair Value
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$20	$—	$28	$—
Foreign exchange forward contracts	Accrued expenses and other current liabilities	—	114	—	91

Total derivatives not designated as hedging instruments		$20	$114	$28	$91

The following table summarizes the effect of our derivative financial instruments on our results of operations during the years ended December 31, 2011, 2010 and 2009 (in thousands):

Derivatives Not Designated as	Location of (Gain) Loss Recognized in	Amount of (Gain) Loss Recognized
Heading Instruments	Earnings on Derivatives	in Earnings on Derivatives
		Year Ended December 31,
		2011	2010	2009
Foreign exchange forward contracts	Net foreign currency exchange (gain) loss	$(951)	$(1,046)	$2,702

Total		$(951)	$(1,046)	$2,702

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(13) Fair Value Measurements
The following table summarizes the valuation of our financial instruments by the following three categories as of December 31, 2011 and 2010 (in thousands):
Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

		December 31, 2011		December 31, 2010
			Non-qualified		Non-qualified
		Foreign	Deferred	Foreign	Deferred
		Exchange	Compensation Plan	Exchange	Compensation Plan
Balance Sheet Classification		Derivatives	Investments	Derivatives	Investments
Other current assets	Level 1	$—	$—	$—	$—
	Level 2	20	—	28	—
	Level 3	—	—	—	—

		$20	$—	$28	$—

Other assets	Level 1	$—	$1,182	$—	$1,245
	Level 2	—	—	—	—
	Level 3	—	—	—	—

		$—	$1,182	$—	$1,245

Accrued expenses and other current liabilities	Level 1	$—	$—	$—	$—
	Level 2	114	—	91	—
	Level 3	—	—	—	—

		$114	$—	$91	$—

Foreign Exchange Derivatives
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
As of December 31, 2011, we have no non-financial assets or liabilities that are measured and recorded at fair value on a recurring basis, and our other financial assets or liabilities generally consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities. The estimated fair values of our cash and cash equivalents is determined based on quoted prices in active markets for identical assets. The fair value of the other financial assets and liabilities is based on the value that would be received or paid in an orderly transaction between market participants and approximates the carrying value due to their nature and short duration.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(14) Benefit Plans
We have adopted a defined contribution benefit plan (the “Defined Contribution Plan”) which complies with section 401(k) of the Internal Revenue Code. On March 7, 2009, the Company suspended discretionary matching contributions to the Defined Contribution Plan. Effective for pay periods commencing on and after January 1, 2011, the Company reinstated the discretionary match to all participants who elect 401(k) contributions pursuant to the Plan. The discretionary match provided to participants is equivalent to 25% of the teammates’ pre-tax contributions up to a maximum of 6% of eligible compensation per pay period. Contribution expense under this plan was $2,159,000, $0 and $380,000 for the years ended December 31, 2011, 2010 and 2009, respectively.
In November 2007, we established the Insight Non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) with an effective date of January 1, 2008. The Deferred Compensation Plan permits a select group of “management or highly compensated employees” as defined by the Employee Retirement Income Security Act of 1974, as amended, to voluntarily defer receipt of compensation and earn a rate of return on their deferred amounts based on their selection from a variety of independently managed funds. All amounts in this plan are employee contributions, and all gains or losses on amounts held in the Deferred Compensation Plan are fully allocable to plan participants. We do not provide a guaranteed rate of return on these deferred amounts nor do we make any contributions to the Deferred Compensation Plan. As of December 31, 2011 and 2010, the assets held in the Deferred Compensation Plan were $1,182,000 and $1,245,000, respectively. Liabilities related to the Deferred Compensation Plan as of December 31, 2011 and 2010 were $908,000 and $846,000, respectively.
(15) Share Repurchase Program
On May 26, 2011, we announced that our Board of Directors had authorized the repurchase of up to $50,000,000 of our common stock. During the year ended December 31, 2011, we purchased 2,897,493 shares of our common stock on the open market at an average price of $17.26 per share, which represented the full amount authorized under the repurchase program. All shares repurchased were retired.
(16) Commitments and Contingencies
Contractual
We have committed to pay the Arizona Cardinals an aggregate amount of approximately $2,933,000 through February 2014 for advertising and marketing events at the University of Phoenix Stadium.
In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of December 31, 2011, we had approximately $21,904,000 of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse the surety company.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Management believes that payments, if any, related to these indemnifications are not probable at December 31, 2011. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.
We have entered into separate indemnification agreements with our executive officers and with each of our directors. These agreements require us, among other requirements, to indemnify such officers and directors against expenses (including attorneys’ fees), judgments and settlements paid by such individuals in connection with any action arising out of such individuals’ status or service as our executive officers or directors (subject to exceptions such as where the individuals failed to act in good faith or in a manner the individuals reasonably believed to be in or not opposed to the best interests of the Company) and to advance expenses when such individuals may be entitled to indemnification by us. Other than the pending purported class action litigation discussed under “Legal Proceedings” below, there are no pending legal proceedings that involve the indemnification of any of the Company’s directors or officers.
Legal Proceedings
We are party to various legal proceedings arising in the ordinary course of business, including preference payment claims asserted in client bankruptcy proceedings, indemnification claims, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, claims of alleged non-compliance with contract provisions and claims related to alleged violations of laws and regulations. Many of these proceeding are at preliminary stages, and many of these proceedings seek an indeterminate amount of damages. We regularly evaluate the status of the legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss, or an additional loss, may have been incurred and determine if accruals are appropriate. If accruals are not appropriate, we further evaluate each legal proceeding to assess whether an estimate of possible loss or range of possible loss can be made for disclosure.
Beginning in March 2009, three purported class action lawsuits were filed in the U.S. District Court for the District of Arizona against us and certain of our current and former directors and officers on behalf of purchasers of our securities during the period April 22, 2004 to February 6, 2009. The second amended complaint (the only remaining complaint then on file) of the lead plaintiff was dismissed with prejudice in November 2010, and another purported class member plaintiff has appealed the order of dismissal with prejudice to the U.S. Court of Appeals for the Ninth Circuit. We have tendered a claim to our D&O liability insurance carriers, and our carriers have acknowledged their obligations under these policies subject to a reservation of rights. Based on the information available at this time, the Company is not able to estimate the possible loss or range of loss for the purported class action.
In August 2010, in connection with an investigation being conducted by the United States Department of Justice (the “DOJ”), our subsidiary, Calence, LLC, received a subpoena from the Office of the Inspector General of the Federal Communications Commission (the “FCC OIG”) requesting documents and information related to the expenditure, by the Universal Service Administration Company, of funds under the E-Rate program. The E-Rate program provides schools and libraries with discounts to obtain affordable telecommunications and internet access and related hardware and software. We are cooperating with the DOJ and FCC OIG and have responded to the subpoena. Based on the information available at this time, the Company is not able to estimate what the possible loss or range of loss might be, if any. The Company is pursuing its rights under the Calence acquisition agreements to indemnification for losses that may arise out of or result from this matter, including our fees and expenses for responding to the subpoena.
In September 2011, Insight Public Sector, Inc. learned that it had been named as a defendant in a qui tam lawsuit alleging violations of the Trade Agreements Act and the False Claims Act. This case, designated United States ex rel. Sandager v. Hewlett-Packard et al., was originally filed under seal in the United States District Court for the District of Minnesota in July 2008. In September 2009, the United States declined to intervene in the matter on behalf of the private qui tam plaintiff (the relator) and take the lead in the litigation, but that decision should not be viewed as a final assessment by the United States of the merits of this qui tam action. The amended complaint was filed in September 2011 and was served on Insight Public Sector, Inc. on September 26, 2011. Insight Public Sector, Inc. is one of 21 named defendants in the amended complaint. The plaintiff dropped 13 of the original 34 defendants in filing the amended complaint. The amended complaint seeks various remedies including damages, statutory penalties and an award to the relator under the False Claims Act. The Company intends to defend vigorously against this lawsuit and in January 2012 joined in motions to dismiss the lawsuit. Based on the information available at this time, the Company is not able to estimate the possible loss or range of loss, if any.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
(17) Supplemental Financial Information
A summary of additions and deductions related to the allowances for doubtful accounts receivable for the years ended December 31, 2011, 2010 and 2009 follows (in thousands):

	Balance at
	Beginning			Balance at
	of Year	Additions	Deductions	End of Year
Allowance for doubtful accounts receivable:
Year ended December 31, 2011	$17,540	$4,267	$(3,004)	$18,803

Year ended December 31, 2010	$22,364	$1,626	$(6,450)	$17,540

Year ended December 31, 2009	$20,156	$7,377	$(5,169)	$22,364

(18) Segment and Geographic Information
We operate in three reportable geographic operating segments: North America; EMEA; and APAC. Currently, our offerings in North America, the United Kingdom, the Netherlands and Germany include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and select software-related services. Net sales by product or service type for North America, EMEA and APAC were as follows for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	North America
	Years Ended December 31,
Sales Mix	2011	2010	2009
Hardware	$2,334,257	$2,131,815	$1,689,526
Software	1,095,532	1,000,418	916,876
Services	242,703	207,929	234,384

	$3,672,492	$3,340,162	$2,840,786

	EMEA
	Years Ended December 31,
Sales Mix	2011	2010	2009
Hardware	$438,171	$427,600	$388,264
Software	936,543	863,720	749,301
Services	23,707	19,229	14,184

	$1,398,421	$1,310,549	$1,151,749

	APAC
	Years Ended December 31,
Sales Mix	2011	2010	2009
Hardware	$1,647	$1,002	$1,025
Software	208,200	153,966	141,120
Services	6,468	4,251	2,225

	$216,315	$159,219	$144,370

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments or on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the year ended December 31, 2011.
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
The tables below present information about our reportable operating segments as of and for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31, 2011
	North
	America	EMEA	APAC	Consolidated
Net sales	$3,672,492	$1,398,421	$216,315	$5,287,228
Costs of goods sold	3,195,716	1,200,348	182,007	4,578,071

Gross profit	476,776	198,073	34,308	709,157
Operating expenses:
Selling and administrative expenses	366,811	165,262	24,616	556,689
Severance and restructuring expenses	2,380	2,705	—	5,085

Earnings from operations	$107,585	$30,106	$9,692	$147,383

Total assets	$1,536,690	$535,116	$128,028	$2,199,834	*

	Year Ended December 31, 2010
	North
	America	EMEA	APAC	Consolidated
Net sales	$3,340,162	$1,310,549	$159,219	$4,809,930
Costs of goods sold	2,898,094	1,134,531	131,208	4,163,833

Gross profit	442,068	176,018	28,011	646,097
Operating expenses:
Selling and administrative expenses	348,842	149,945	20,278	519,065
Severance and restructuring expenses	2,003	953	—	2,956

Earnings from operations	$91,223	$25,120	$7,733	$124,076

Total assets	$1,509,928	$522,752	$99,782	$2,132,462	*

	Year Ended December 31, 2009
	North
	America	EMEA	APAC	Consolidated
Net sales	$2,840,786	$1,151,749	$144,370	$4,136,905
Costs of goods sold	2,451,069	992,640	124,582	3,568,291

Gross profit	389,717	159,109	19,788	568,614
Operating expenses:
Selling and administrative expenses	346,306	140,380	15,416	502,102
Severance and restructuring expenses	10,327	2,979	302	13,608

Earnings from operations	$33,084	$15,750	$4,070	$52,904

Total assets	$1,358,096	$462,095	$58,843	$1,879,034	*

*	Consolidated total assets do not reflect intercompany eliminations and corporate assets of $342,223,000, $329,179,000 and $275,713,000 at December 31, 2011, 2010 and 2009, respectively.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following is a summary of our geographic net sales and long-lived assets, consisting of property and equipment, net (in thousands):

	United States	Foreign	Total
2011
Net sales	$3,447,541	$1,839,687	$5,287,228
Total long-lived assets	$105,338	$35,367	$140,705

2010
Net sales	$3,141,159	$1,668,771	$4,809,930
Total long-lived assets	$108,145	$33,254	$141,399

2009
Net sales	$2,681,043	$1,455,862	$4,136,905
Total long-lived assets	$117,186	$32,917	$150,103
Foreign net sales and total long-lived assets summarized above for 2011, 2010 and 2009 include net sales and net property and equipment of $701,823,000 and $20,834,000; $661,966,000 and $19,846,000; and $580,386,000 and $21,075,000, respectively, attributed to the United Kingdom. Net sales by geographic area are presented by attributing net sales to external customers based on the domicile of the selling location.
We recorded the following pre-tax amounts, by operating segment, for depreciation and amortization, in the accompanying consolidated financial statements (in thousands):

	Years Ended December 31,
	2011	2010	2009
North America	$31,251	$30,678	$34,125
EMEA	7,071	6,598	6,420
APAC	817	737	618

Total	$39,139	$38,013	$41,163

(19) Acquisition
Effective October 1, 2011, we enhanced our professional services capabilities by acquiring Ensynch, Incorporated (“Ensynch”), a leading professional services firm with multiple Microsoft Gold competencies across the complete Microsoft solution set, including cloud migration and management, for a cash purchase price, net of cash acquired, of $13,058,000 plus working capital adjustments totaling approximately $711,000.
The total fair value of net assets acquired was approximately $4,403,000, including $2,680,000 of identifiable intangible assets, consisting primarily of customer relationships which are being amortized using the straight-line method over their estimated economic life of six years. Amortization expense is estimated to be approximately $708,000 in 2012, $518,000 in 2013 and approximately $300,000 per year through 2017. The purchase price was allocated using the information currently available, and we may adjust the purchase price allocation after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions of preliminary estimates. Goodwill acquired approximated $9,783,000, which was recorded in our North America operating segment. We believe that the synergies from combining Ensynch’s technical skills with Insight’s sales engine will elevate our ability to provide clients with complete software solutions to drive their success, which is the primary factor making up the goodwill recognized. None of the goodwill is tax deductible.
We consolidated the results of operations for Ensynch beginning on the October 1, 2011 effective date of the acquisition. Our historical results would not have been materially affected by the acquisition of Ensynch and, accordingly, we have not presented pro forma information as if the acquisition had been completed at the beginning of each period presented in our statements of operations.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(20) Discontinued Operation
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
(21) Selected Quarterly Financial Information (unaudited)
The following table sets forth selected unaudited consolidated quarterly financial information for the years ended December 31, 2011 and 2010 (in thousands, except per share data):

	Quarters Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2011	2011	2011	2011	2010	2010	2010	2010
Net sales	$1,360,353	$1,238,019	$1,468,960	$1,219,896	$1,339,199	$1,169,197	$1,266,913	$1,034,621
Costs of goods sold	1,181,370	1,074,504	1,264,781	1,057,416	1,166,597	1,014,552	1,093,108	889,576

Gross profit	178,983	163,515	204,179	162,480	172,602	154,645	173,805	145,045
Operating expenses:
Selling and administrative expenses	136,131	135,071	146,386	139,101	134,013	129,511	127,830	127,711
Severance and restructuring expenses	627	529	3,405	524	1,269	298	1,318	71

Earnings from operations	42,225	27,915	54,388	22,855	37,320	24,836	44,657	17,263
Non-operating (income) expense:
Interest income	(392)	(536)	(400)	(358)	(247)	(161)	(179)	(127)
Interest expense	1,718	1,753	1,644	1,812	1,720	1,899	1,691	2,367
Net foreign currency exchange (gain) loss	(605)	633	(686)	(478)	(221)	130	404	209
Other expense, net	349	451	383	406	320	348	403	346

Earnings before income taxes	41,155	25,614	53,447	21,473	35,748	22,620	42,338	14,468
Income tax expense	6,501	8,448	18,099	8,406	10,774	8,188	15,424	5,303

Net earnings	$34,654	$17,166	$35,348	$13,067	$24,974	$14,432	$26,914	$9,165

Net earnings per share:
Basic	$0.79	$0.38	$0.76	$0.28	$0.54	$0.31	$0.58	$0.20

Diluted	$0.78	$0.38	$0.75	$0.28	$0.53	$0.31	$0.58	$0.20

(22) Subsequent Event
Effective February 1, 2012, we acquired Inmac, a broad portfolio business-to-business hardware reseller based in Frankfurt, Germany and Amsterdam, Netherlands servicing clients in Western Europe. Inmac’s 2011 revenues were approximately $120.0 million. We believe that this acquisition supports our strategic plan to expand hardware capabilities into key markets in our existing European footprint. The combined organization will offer our clients a complete set of hardware, software and services solutions in Germany and the Netherlands.
We are in the process of determining the fair value of net assets acquired, including identifiable intangible assets, which will be recorded in our EMEA operating segment. We will consolidate the results of operations for Inmac beginning on February 1, 2012, the effective date of the acquisition. We do not believe that our historical results would have been materially affected by the acquisition of Inmac.

INSIGHT ENTERPRISES, INC.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
(a) Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011, based on the criteria established in COSO’s Internal Control — Integrated Framework.
KPMG LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements in Part II, Item 8 of this report, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2011.
(b) Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
(c) Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and determined that as of December 31, 2011 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
The information required by this item can be found in our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders (our “Proxy Statement”) and is incorporated herein by reference.

Item 11.	Executive Compensation
The information required by this item can be found in our Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item can be found in our Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item can be found in our Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The information required by this item can be found in our Proxy Statement and is incorporated herein by reference.
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
By /s/ Kenneth T. Lamneck
Kenneth T. Lamneck
Chief Executive Officer
Dated: February 23, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth T. Lamneck	President, Chief Executive Officer and	February 23, 2012
Kenneth T. Lamneck	Director

/s/ Glynis A. Bryan	Chief Financial Officer	February 23, 2012
Glynis A. Bryan	(principal financial officer)

/s/ David C. Olsen	Corporate Controller	February 23, 2012
David C. Olsen	(principal accounting officer)

/s/ Timothy A. Crown*	Chairman of the Board	February 23, 2012
Timothy A. Crown

Director
Richard E. Allen

/s/ Bennett Dorrance*	Director	February 23, 2012
Bennett Dorrance

/s/ Michael M. Fisher*	Director	February 23, 2012
Michael M. Fisher

/s/ Larry A. Gunning*	Director	February 23, 2012
Larry A. Gunning

/s/ Anthony A. Ibargüen*	Director	February 23, 2012
Anthony A. Ibargüen

/s/ Robertson C. Jones*	Director	February 23, 2012
Robertson C. Jones

/s/ Kathleen S. Pushor*	Director	February 23, 2012
Kathleen S. Pushor

* By:	/s/ Steven R. Andrews
Steven R. Andrews, Attorney in Fact

INSIGHT ENTERPRISES, INC.
EXHIBITS TO FORM 10-K
YEAR ENDED DECEMBER 31, 2011
Commission File No. 0-25092
(Unless otherwise noted, exhibits are filed herewith.)

Exhibit
No.	Description
3.1	—	Composite Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of our annual report on Form 10-K for the year ended December 31, 2005).

3.2	—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on January 14, 2008).

4.1	—	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).

10.1 (1)	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of our annual report on Form 10-K for the year ended December 31, 2006).

10.2 (2)	—	Amended Insight Enterprises, Inc. 2007 Omnibus Plan (incorporated by reference to Annex A to our Proxy Statement filed on April 4, 2011).

10.3 (2)	—	Executive Service Agreement between Insight Direct (UK) Limited and Stuart Fenton dated May 18, 2010 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on May 27, 2010).

10.4 (2)	—	Executive Management Separation Plan effective as of January 1, 2008 (incorporated by reference to Exhibit 10.5 for our quarterly report on Form 10-Q for the quarter ended September 30, 2008).

10.5 (2)	—	Amended and Restated Employment Agreement between Insight Enterprises, Inc. and Glynis A. Bryan dated as of January 1, 2009 (incorporated by reference to Exhibit 10.3 of our current report on Form 8-K filed January 7, 2009).

10.6 (2)	—	Amended and Restated Employment Agreement between Insight Enterprises, Inc. and Steven R. Andrews dated as of January 1, 2009 (incorporated by reference to Exhibit 10.4 of our current report on Form 8-K filed on January 7, 2009).

10.7 (2)	—	Amended and Restated Employment Agreement between Insight Enterprises, Inc. and Stephen A. Speidel dated as of January 1, 2009 (incorporated by reference to Exhibit 10.7 of our current report on Form 8-K filed on January 7, 2009).

10.8 (2)	—	Release and Severance Agreement by and between Insight Enterprises, Inc. and Stephen A. Speidel dated as of September 1, 2011 (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the quarter ended September 30, 2011).

10.9 (2)	—	Letter Agreement with Anthony A. Ibargüen, dated as of September 7, 2009 (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on September 8, 2009).

10.10 (2)	—	Executive Employment Agreement between Insight Enterprises, Inc. and Kenneth T. Lamneck, dated as of December 14, 2009 (incorporated by reference to Exhibit 10.24 of our annual report on Form 10-K for the year ended December 31, 2009).

10.11 (2)	—	Employment Agreement between Insight Enterprises, Inc. and David C. Olsen, dated as of June 15, 2010 (incorporated by reference to Exhibit 10.3 of our quarterly report on Form 10-Q for the quarter ended June 30, 2010).

10.12 (2)	—	Employment Agreement between Insight Enterprises, Inc. and Michael P. Guggemos, dated as of November 1, 2010 (incorporated by reference to Exhibit 10.16 of our annual report on Form 10-K for the year ended December 31, 2010).

10.13 (2)	—	Offer of employment letter to Michael P. Guggemos, dated September 28, 2010 (incorporated by reference to Exhibit 10.17 of our annual report on Form 10-K for the year ended December 31, 2010).

10.14 (2)	—	Employment Agreement between Insight Enterprises, Inc. and Mary E. Sculley, dated as of April 11, 2011 (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the quarter ended March 31, 2011).

10.15 (2)	—	Offer of employment letter to Mary E. Sculley, dated March 28, 2011 (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q for the quarter ended March 31, 2011).

10.16 (2)	—	Employment Agreement between Insight Enterprises, Inc. and Steven W. Dodenhoff, dated as of January 30, 2012.

10.17	—	Receivables Purchase Agreement dated as of December 31, 2002 among Insight Receivables, LLC, Insight Enterprises, Inc., Jupiter Securitization Corporation, Bank One NA, and the entities party thereto from time to time as financial institutions (incorporated by reference to Exhibit 10.38 of our annual report on Form 10-K for the year ended December 31, 2002).

INSIGHT ENTERPRISES, INC.
EXHIBITS TO FORM 10-K (continued)
YEAR ENDED DECEMBER 31, 2011
Commission File No. 0-25092

Exhibit
No.	Description
10.18	—	Amended and Restated Receivables Sale Agreement dated as of September 3, 2003 by and among Insight Direct USA, Inc. and Insight Public Sector, Inc. as originators, and Insight Receivables, LLC, as buyer (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the quarter ended September 30, 2003).

10.19	—	Amendment No. 1 to Receivables Purchase Agreement dated as of September 3, 2003 (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q for the quarter ended September 30, 2003).

10.20	—	Amendment No. 2 to Receivables Purchase Agreement dated as of December 23, 2003 among Insight Receivables, LLC, Insight Enterprises, Inc. and Jupiter Securitization Corporation, Bank One NA (incorporated by reference to Exhibit 10.42 of our annual report on Form 10-K for the year ended December 31, 2003).

10.21	—	Amendment No. 5 to Receivables Purchase Agreement dated as of March 25, 2005 (incorporated by reference to Exhibit 10.4 of our quarterly report on Form 10-Q for the quarter ended March 31, 2005).

10.22	—	Amendment No. 6 to Receivables Purchase Agreement dated as of December 19, 2005 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on December 22, 2005).

10.23	—	Amendment No. 7 to Receivables Purchase Agreement dated as of September 7, 2006 (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on September 8, 2006).

10.24	—	Amendment No. 9 to Receivables Purchase Agreement dated as of September 17, 2008 (incorporated by reference to Exhibit 10.3 of our current report on Form 8-K filed on September 23, 2008).

10.25	—	Amendment No. 11 and Joinder Agreement to Receivables Purchase Agreement dated as of July 24, 2009 (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the quarter ended June 30, 2009).

10.26	—	Amendment No. 12 to Receivables Purchase Agreement dated as of July 1, 2010 among Insight Receivables, LLC, Insight Enterprises, Inc., the Purchasers and Managing Agents party thereto, and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA (Main Office Chicago)), as agent for the Purchasers (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the quarter ended September 30, 2010).

10.27	—	Second Amended and Restated Credit Agreement, dated as of April 1, 2008, among Insight Enterprises, Inc., the European Borrowers (as defined therein), the lenders party thereto, J.P. Morgan Europe Limited, as European Agent, Wells Fargo Bank, National Association and U.S. Bank National Association, as Co-Syndication Agents, and JPMorgan Chase Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q for the quarter ended September 30, 2009).

10.28	—	Amendment No. 1 to Second Amended and Restated Credit Agreement dated as of September 17, 2008 (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on September 23, 2008).

10.29	—	Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of August 12, 2010, among Insight Enterprises, Inc., Insight Direct (UK) Ltd., Insight Enterprises B.V., JPMorgan Chase Bank, National Association, as Administrative Agent, and certain lenders identified therein (incorporated by reference to Exhibit 10.3 of our quarterly report on Form 10-Q for the quarter ended September 30, 2010).

10.30	—	Credit Agreement among Castle Pines Capital LLC, as an Administrative Agent, Wells Fargo Foothill, LLC as an Administrative Agent, as Syndication Agent and as Collateral Agent and Castle Pines Capital LLC and the other lenders party thereto and Calence, LLC, Insight Direct USA, Inc. as Resellers (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on September 23, 2008).

INSIGHT ENTERPRISES, INC.
EXHIBITS TO FORM 10-K (continued)
YEAR ENDED DECEMBER 31, 2011
Commission File No. 0-25092

Exhibit
No.	Description
10.31	—	Amendment to Credit Agreement, dated as of April 26, 2010, among Calence, LLC, Insight Direct USA, Inc., Insight Public Sector, Inc., Castle Pines Capital LLC, as an administrative agent, Wells Fargo Foothill, LLC, as an administrative agent, as syndication agent and as collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the quarter ended March 31, 2010).
10.32	—	Amendment Number Two to Credit Agreement, dated as of August 12, 2010, among Calence, LLC, Insight Direct USA, Inc., Insight Public Sector, Inc. and the lenders party thereto (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q for the quarter ended September 30, 2010).
21	—	Subsidiaries of the Registrant.
23.1	—	Consent of KPMG LLP.
24.1	—	Power of Attorney for Timothy A. Crown dated February 16, 2012.
24.2	—	Power of Attorney for Bennett Dorrance dated February 16, 2012.
24.3	—	Power of Attorney for Michael M. Fisher dated February 16, 2012.
24.4	—	Power of Attorney for Larry A. Gunning dated February 16, 2012.
24.5	—	Power of Attorney for Anthony A. Ibargüen dated February 16, 2012.
24.6	—	Power of Attorney for Robertson C. Jones dated February 16, 2012.
24.7	—	Power of Attorney for Kathleen S. Pushor dated February 16, 2012.
31.1	—	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rule 13a-14.
31.2	—	Certification of Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14.
32.1	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.
101	—	Interactive data files pursuant to Rule 405 of Regulation S-T. In accordance with Rule 406T of Regulation S-T, the information in this exhibit shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

(1)
We have entered into a separate indemnification agreement with each of the following directors and executive officers that differ only in names and dates: Richard E. Allen, Steven R. Andrews, Glynis A. Bryan, Timothy A. Crown, Steven W. Dodenhoff, Bennett Dorrance, Michael M. Fisher, Michael P. Guggemos, Larry A. Gunning, Anthony A. Ibargüen, Helen K. Johnson, Robertson C. Jones, Kenneth T. Lamneck, David C. Olsen and Kathleen S. Pushor. Pursuant to the instructions accompanying Item 601 of Regulation S-K, the Registrant is filing the form of such indemnification agreement.

(2)	Management contract or compensatory plan or arrangement.