Form 10-Q
period 2012-03-31
INSIGHT ENTERPRISES INC
filed 2012-05-03
CIK 932696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock as of April 27, 2012 was 44,407,949.

INSIGHT ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q

Three Months Ended March 31, 2012

INSIGHT ENTERPRISES, INC.

FORWARD-LOOKING INFORMATION

Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect net sales, gross profit, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows, working capital needs, sources and uses, cash needs and the sufficiency of our capital resources and the payment of accrued expenses and liabilities; details of our business strategy and our strategic initiatives, including the anticipated benefits of our acquisitions; our plans relating to products and services; projections of capital expenditures; our intentions not to pay dividends; the availability of financing and our needs or plans relating thereto; the effect of new accounting principles or changes in accounting principles; the effect of indemnification obligations and other off-balance sheet arrangements; projections about the outcome of ongoing tax audits; statements related to accounting estimates, including estimated stock-based compensation award forfeitures, the realization of deferred tax assets and future purchase price adjustments relating to acquisitions; the timing of amortization of stock-based compensation expense and the payment of accrued severance and restructuring costs; projections of compliance with debt covenants; our intention to reinvest undistributed earnings of foreign subsidiaries outside the United States; our expectations regarding seasonality; our anticipated compliance with our debt covenants; the sufficiency of our provisions for litigation losses; our positions and strategies with respect to ongoing and threatened litigation, including those matters identified in “Legal Proceedings” in Part II, Item 1 of this report; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that the results discussed in the forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:

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

PART I - FINANCIAL INFORMATION

Item  1. Financial Statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$132,609	$128,336
Accounts receivable, net of allowance for doubtful accounts of $19,041 and $18,803, respectively	1,092,851	1,208,276
Inventories	117,021	114,763
Inventories not available for sale	46,203	43,816
Deferred income taxes	17,052	17,344
Other current assets	25,375	23,144

Total current assets	1,431,111	1,535,679
Property and equipment, net of accumulated depreciation of $215,166 and $208,099, respectively	142,923	140,705
Goodwill	26,257	26,257
Intangible assets, net of accumulated amortization of $69,043 and $60,822, respectively	57,271	59,021
Deferred income taxes	68,799	70,771
Other assets	24,343	25,178

	$1,750,704	$1,857,611

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$753,269	$882,384
Accrued expenses and other current liabilities	142,277	178,749
Current portion of long-term debt	1,021	1,017
Deferred revenue	56,961	47,012

Total current liabilities	953,528	1,109,162
Long-term debt	138,845	115,602
Deferred income taxes	1,091	1,186
Other liabilities	35,172	34,829

	1,128,636	1,260,779

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 44,408 shares at March 31, 2012 and 43,919 shares at December 31, 2011 issued and outstanding	444	439
Additional paid-in capital	361,973	360,370
Retained earnings	240,517	223,125
Accumulated other comprehensive income – foreign currency translation adjustments	19,134	12,898

Total stockholders’ equity	622,068	596,832

	$1,750,704	$1,857,611

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Net sales	$1,244,182	$1,219,896
Costs of goods sold	1,073,810	1,057,416

Gross profit	170,372	162,480
Operating expenses:
Selling and administrative expenses	143,394	139,101
Severance and restructuring expenses	1,374	524

Earnings from operations	25,604	22,855
Non-operating (income) expense:
Interest income	(351)	(358)
Interest expense	1,558	1,812
Gain on bargain purchase	(2,022)	—
Net foreign currency exchange gain	(828)	(478)
Other expense, net	244	406

Earnings before income taxes	27,003	21,473
Income tax expense	9,611	8,406

Net earnings	$17,392	$13,067

Net earnings per share:
Basic	$0.39	$0.28

Diluted	$0.39	$0.28

Shares used in per share calculations:
Basic	44,150	46,508

Diluted	44,754	47,182

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Net earnings	$17,392	$13,067
Other comprehensive income, net of tax:
Foreign currency translation adjustments	6,236	8,023

Total comprehensive income	$23,628	$21,090

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net earnings	$17,392	$13,067
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	10,182	9,618
Provision for losses on accounts receivable	717	973
Write-downs of inventories	857	2,274
Write-off of computer software development costs	—	1,390
Non-cash stock-based compensation	2,141	1,895
Gain on bargain purchase	(2,022)	—
Excess tax benefit from employee gains on stock-based compensation	(1,893)	(1,566)
Deferred income taxes	2,762	1,822
Changes in assets and liabilities:
Decrease in accounts receivable	138,608	144,054
Increase in inventories	(1,436)	(29,607)
(Increase) decrease in other current assets	(1,637)	17,995
Decrease (increase) in other assets	925	(2,239)
Decrease in accounts payable	(157,051)	(21,901)
Increase (decrease) in deferred revenue	8,644	(20,501)
Decrease in accrued expenses and other liabilities	(38,629)	(33,648)

Net cash (used in) provided by operating activities	(20,440)	83,626

Cash flows from investing activities:
Acquisition, net of cash acquired	(3,831)	—
Purchases of property and equipment	(7,823)	(5,044)

Net cash used in investing activities	(11,654)	(5,044)

Cash flows from financing activities:
Borrowings on senior revolving credit facility	418,000	283,000
Repayments on senior revolving credit facility	(394,500)	(303,000)
Borrowings on accounts receivable securitization financing facility	50,000	—
Repayments on accounts receivable securitization financing facility	(50,000)	—
Payments on capital lease obligation	(253)	(248)
Net borrowings (repayments) under inventory financing facility	9,316	(46,906)
Proceeds from sales of common stock under employee stock plans	889	16
Excess tax benefit from employee gains on stock-based compensation	1,893	1,566
Payment of payroll taxes on stock-based compensation through shares withheld	(3,000)	(2,448)

Net cash provided by (used in) financing activities	32,345	(68,020)

Foreign currency exchange effect on cash flows	4,022	6,262

Increase in cash and cash equivalents	4,273	16,824
Cash and cash equivalents at beginning of period	128,336	123,763

Cash and cash equivalents at end of period	$132,609	$140,587

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2012, our results of operations and cash flows for the three months ended March 31, 2012 and 2011. The consolidated balance sheet as of December 31, 2011 was derived from the audited consolidated balance sheet at such date. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission (“SEC”) and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).

The results of operations for such interim periods are not necessarily indicative of results for the full year, due in part to the seasonal nature of the business. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the related notes thereto, in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Recently Issued Accounting Pronouncements

There have been no material changes or additions to the recently issued accounting pronouncements as previously reported in Note 1 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011 that affect or may affect our financial statements.

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

	Three Months Ended March 31,
	2012	2011
Numerator:
Net earnings	$17,392	$13,067

Denominator:
Weighted average shares used to compute basic EPS	44,150	46,508
Dilutive potential common shares due to dilutive options and restricted stock units, net of tax effect	604	674

Weighted average shares used to compute diluted EPS	44,754	47,182

Net earnings per share:
Basic	$0.39	$0.28

Diluted	$0.39	$0.28

For the three months ended March 31, 2012 all weighted average outstanding stock options were included in the diluted EPS calculations because the exercise prices of these options were less than the average market price of our common stock during the period. For the three months ended March 31, 2011, 224,000 weighted average outstanding stock options were not included in the diluted EPS calculations because the exercise prices of these options were greater than the average market price of our common stock during the period.

3.     Debt, Capital Lease Obligation and Inventory Financing Facility

Debt

Our long-term debt consists of the following (in thousands):

	March 31, 2012	December 31, 2011
Senior revolving credit facility	$138,500	$115,000
Accounts receivable securitization financing facility	—	—
Capital lease obligation	1,366	1,619

Total	139,866	116,619
Less: current portion of obligation under capital lease	(1,021)	(1,017)
Less: current portion of revolving credit facilities	—	—

Long-term debt	$138,845	$115,602

See Note 12 for a discussion of amendments made to our senior revolving credit facility and accounts receivable securitization financing facility (the “ABS facility”) effective April 26, 2012. While the ABS facility has a stated maximum amount, the actual availability under the ABS facility is limited by the quantity and quality of the underlying accounts receivable.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our senior revolving credit facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization and (iv) non-cash stock-based compensation (referred to herein as “adjusted earnings”). The maximum leverage ratio permitted under the agreements is 2.50 times trailing twelve-month adjusted earnings. A significant drop in the Company’s adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below the Company’s consolidated maximum debt capacity. As of March 31, 2012, the Company’s debt balance that could have been outstanding under our senior revolving credit facility and our ABS facility was equal to the maximum available under the facilities of $450,000,000.

Our senior revolving credit facility and ABS facility also contain various other covenants, including the requirement that we comply with minimum fixed charge and minimum asset coverage ratio requirements and meet monthly, quarterly and annual reporting requirements. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified period of time. At March 31, 2012, we were in compliance with all such covenants.

Capital Lease Obligation

The present value of minimum lease payments under our capital lease and the current portion thereof are included in our debt balances as summarized in the table above. The value of the IT equipment held under the capital lease of $3,867,000 is included in property and equipment, with accumulated depreciation on the capital lease assets of $2,538,000 and $2,287,000 as of March 31, 2012 and December 31, 2011, respectively.

Inventory Financing Facility

As of March 31, 2012 and December 31, 2011, $103,249,000 and $93,933,000, respectively, were included in accounts payable within our consolidated balance sheets related to our inventory financing facility. See Note 12 for a discussion of amendments made to our inventory financing facility effective April 26, 2012.

4.     Income Taxes

Our effective tax rate for the three months ended March 31, 2012 and 2011 was 35.6% and 39.1%, respectively. For the three months ended March 31, 2012 and 2011, our effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to state income taxes, net of federal benefit and other non-deductible expenses, partially offset by lower taxes on earnings in foreign jurisdictions.

As of March 31, 2012 and December 31, 2011, we had $5,098,000 and $5,052,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $497,000 and $477,000 relate to accrued interest as of March 31, 2012 and December 31, 2011, respectively.

Several of our subsidiaries are currently under audit for the 2003 through 2010 tax years. It is reasonably possible that the examination phase of these audits may conclude in the next 12 months and that the related unrecognized tax benefits for uncertain tax positions may change, potentially having a material effect on our effective tax rate. However, based on the status of the various examinations in multiple jurisdictions, an estimate of the range of reasonably possible outcomes cannot be made at this time.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5.     Severance and Restructuring Activities

Severance Costs Expensed for 2012 Resource Actions

During the three months ended March 31, 2012, North America and EMEA recorded severance expense totaling $677,000 and $1,333,000, respectively, related to 2012 resource actions. The charge in North America was related to the elimination of certain positions because of a re-alignment of roles and responsibilities. The charge in EMEA was primarily associated with the integration of Inmac, which was acquired effective February 1, 2012 (see Note 11).

The following table details the 2012 activity and the outstanding obligation related to the 2012 resource actions as of March 31, 2012 (in thousands):

	North America	EMEA	Consolidated
Severance costs	$677	$1,333	$2,010
Foreign currency translation adjustments	—	13	13
Cash payments	(599)	—	(599)

Balance at March 31, 2012	$78	$1,346	$1,424

The remaining outstanding obligations are expected to be paid during the next twelve months and are therefore included in accrued expenses and other current liabilities.

Severance Costs Expensed for 2011 Resource Actions

During the year ended December 31, 2011, North America and EMEA recorded severance expense totaling $2,425,000 and $2,737,000, respectively, relating to 2011 restructuring actions. The charges were associated with severance for the elimination of certain positions based on a re-alignment of roles and responsibilities.

The following table details the 2012 activity and the outstanding obligation related to the 2011 resource actions as of March 31, 2012 (in thousands):

	North America	EMEA	Consolidated
Balance at December 31, 2011	$625	$1,224	$1,849
Foreign currency translation adjustments	—	27	27
Adjustments	(188)	(423)	(611)
Cash payments	(381)	(476)	(857)

Balance at March 31, 2012	$56	$352	$408

The remaining outstanding obligations are expected to be paid during the next twelve months and are therefore included in accrued expenses and other current liabilities.

Prior Resource Actions

In 2010 and 2009, as a result of ongoing restructuring efforts to reduce operating expenses, we recorded severance costs in each of our operating segments. As of December 31, 2011, the total remaining obligation recorded in our North America and EMEA segments related to these resource actions was approximately $34,000 and $231,000, respectively. During the three months ended March 31, 2012, the total liability decreased from $265,000 to $209,000 due to cash payments totaling approximately $37,000, adjustments recorded as a reduction to severance and restructuring expense of $25,000 in EMEA due to changes in estimates and foreign currency translation adjustments of approximately $6,000. The remaining outstanding obligations relate to our EMEA segment and are included in accrued expenses and other current liabilities because they are expected to be paid during the next twelve months.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

6.     Stock-Based Compensation

We recorded the following pre-tax amounts for stock-based compensation, by operating segment, in our consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2012	2011
North America	$1,565	$1,422
EMEA	515	424
APAC	61	49

Total	$2,141	$1,895

Stock Options

As of January 1, 2012, there were 200,000 outstanding options, all of which were exercisable with an exercise price of $17.77. No options were granted during the three months ended March 31, 2012, and none were forfeited or expired. The only stock option activity during the three months ended March 31, 2012 was the exercise of 50,000 options with an aggregate intrinsic value when exercised of $211,000. As of March 31, 2012, the remaining 150,000 exercisable options outstanding have an aggregate intrinsic value of $624,000, based on our closing stock price of $21.93 as of March 30, 2012 (the last business day of the quarter), which represents the total pre-tax value which would have been received by the option holder had the options been exercised and the underlying shares sold on that date. These options expire in December 2012.

Restricted Stock

For the three months ended March 31, 2012 and 2011, we recorded stock-based compensation expense, net of estimated forfeitures, related to restricted stock units (“RSUs”) of $2,141,000 and $1,895,000, respectively. As of March 31, 2012, total compensation cost not yet recognized related to nonvested RSUs is $19,275,000, which is expected to be recognized over the next 1.46 years on a weighted-average basis.

The following table summarizes our RSU activity during the three months ended March 31, 2012:

	Number	Weighted Average Grant Date Fair Value	Fair Value
Nonvested at January 1, 2012	1,469,733	$13.93
Granted	453,951	21.87
Vested, including shares withheld to cover taxes	(579,274)	11.36	$12,420,414	(a)

Forfeited	(51,203)	18.08

Nonvested at March 31, 2012	1,293,207	17.70	$28,360,030	(b)

Expected to vest	1,019,193		$22,350,902	(b)

(a)	The fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.
(b)	The aggregate fair value represents the total pre-tax fair value, based on our closing stock price of $21.93 as of March 30, 2012 (March 31, 2012 was a Saturday), which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

During the three months ended March 31, 2012 and 2011, the RSUs that vested for teammates in the United States were net-share settled such that we withheld shares with value equivalent to the teammates’ minimum statutory United States tax obligations for the applicable income and other employment taxes and remitted the corresponding cash amount to the appropriate taxing authorities. The total shares withheld during the three months ended March 31, 2012 and 2011 of 140,684 and 138,284, respectively, were based on the value of the RSUs on their vesting date as determined by our closing stock price on such vesting date. For the three months ended March 31, 2012 and 2011, total payments for the employees’ tax obligations to the taxing authorities were $3,000,000 and $2,448,000, respectively, and are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the economic effect of repurchases of common stock as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent a repurchase of shares or an expense to us.

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

The following table summarizes our derivative financial instruments as of March 31, 2012 and December 31, 2011 (in thousands):

		March 31, 2012		December 31, 2011
	Balance Sheet Location	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$102	$—	$20	$—
Foreign exchange forward contracts	Accrued expenses and other current liabilities	—	—	—	114

Total derivatives not designated as hedging instruments		$102	$—	$20	$114

The following table summarizes the effect of our derivative financial instruments on our results of operations during the three months ended March 31, 2012 and 2011 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Loss (Gain) Recognized in Earnings on Derivatives	Amount of Loss (Gain) Recognized in Earnings on Derivatives
		Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Foreign exchange forward contracts	Net foreign currency exchange loss (gain)	$448	$(344)

Total		$448	$(344)

8.     Fair Value Measurements

The following table summarizes the valuation of our financial instruments by the following three categories as of March 31, 2012 and December 31, 2011 (in thousands):

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

		March 31, 2012		December 31, 2011
Balance Sheet Classification		Foreign Exchange Derivatives	Non-qualified Deferred Compensation Plan Investments	Foreign Exchange Derivatives	Non-qualified Deferred Compensation Plan Investments
Other current assets	Level 1	$—	$—	$—	$—
	Level 2	102	—	20	—
	Level 3	—	—	—	—

		$102	$—	$20	$—

Other assets	Level 1	$—	$1,241	$—	$1,182
	Level 2	—	—	—	—
	Level 3	—	—	—	—

		$—	$1,241	$—	$1,182

Accrued expenses and other current liabilities	Level 1	$—	$—	$—	$—
	Level 2	—	—	114	—
	Level 3	—	—	—	—

		$—	$—	$114	$—

9.     Commitments and Contingencies

Contractual

In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of March 31, 2012, we had approximately $21,904,000 of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse them.

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

Management believes that payments, if any, related to these indemnifications are not probable at March 31, 2012. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

Aside from the matter discussed above, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations or liquidity.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10.     Segment Information

We operate in three reportable geographic operating segments: North America; EMEA; and APAC. Currently, our offerings in North America, the United Kingdom, the Netherlands and Germany include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and select software-related services. Net sales by product or service type for North America, EMEA and APAC were as follows for the three months ended March 31, 2012 and 2011 (in thousands):

	North America Three Months Ended March 31,		EMEA Three Months Ended March 31,		APAC Three Months Ended March 31,
Sales Mix	2012	2011	2012	2011	2012	2011
Hardware	$534,144	$541,648	$147,806	$121,116	$1,225	$179
Software	268,305	245,570	194,311	210,140	36,236	34,113
Services	53,878	59,821	6,717	5,721	1,560	1,588

	$856,327	$847,039	$348,834	$336,977	$39,021	$35,880

All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments and on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the three months ended March 31, 2012.

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

The tables below present information about our reportable operating segments as of and for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31, 2012
	North America	EMEA	APAC	Consolidated
Net sales	$856,327	$348,834	$39,021	$1,244,182
Costs of goods sold	742,691	298,420	32,699	1,073,810

Gross profit	113,636	50,414	6,322	170,372
Operating expenses:
Selling and administrative expenses	91,984	45,392	6,018	143,394
Severance and restructuring expenses	489	885	—	1,374

Earnings from operations	$21,163	$4,137	$304	25,604

Non-operating income, net				(1,399)

Earnings before income taxes				27,003
Income tax expense				9,611

Net earnings				$17,392

Total assets at period end	$1,493,061	$482,644	$93,289	$2,068,994	*

*	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $318,290,000.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

	Three Months Ended March 31, 2011
	North America	EMEA	APAC	Consolidated
Net sales	$847,039	$336,977	$35,880	$1,219,896
Costs of goods sold	737,579	289,762	30,075	1,057,416

Gross profit	109,460	47,215	5,805	162,480
Operating expenses:
Selling and administrative expenses	92,581	41,052	5,468	139,101
Severance and restructuring expenses	321	203	—	524

Earnings from operations	$16,558	$5,960	$337	22,855

Non-operating expense, net				1,382

Earnings before income taxes				21,473
Income tax expense				8,406

Net earnings				$13,067

Total assets at period end	$1,469,794	$519,069	$63,508	$2,052,371	**

**	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $351,432,000.

We recorded the following pre-tax amounts, by operating segment, for depreciation and amortization, in the accompanying consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2012	2011
North America	$8,085	$7,685
EMEA	1,882	1,721
APAC	215	212

Total	$10,182	$9,618

11.     Acquisition

Effective February 1, 2012, we acquired Inmac, a broad portfolio business-to-business hardware reseller based in Frankfurt, Germany and Amsterdam, Netherlands servicing clients in Western Europe, for a cash purchase price, net of cash acquired, of $3,831,000. Our EMEA operating segment recognized a non-operating gain on bargain purchase of $2,022,000 during the three months ended March 31, 2012 as the fair value of the net assets acquired exceeded the purchase price. Inmac’s 2011 revenues were approximately $120,000,000. We believe that this acquisition supports our strategic plan to expand hardware capabilities into key markets in our existing European footprint. Subsequent to the acquisition, we now offer our clients hardware, software and services solutions in Germany and the Netherlands.

The total fair value of net assets acquired was approximately $15,631,000, including $9,778,000 of cash acquired and $1,027,000 of identifiable intangible assets, consisting primarily of customer relationships which are being amortized using the straight-line method over their estimated economic life of five years. Amortization expense is estimated to be approximately $450,000 in 2012, $197,000 in 2013 and approximately $125,000 per year through 2016. The purchase price was allocated using the information currently available, and we may adjust the purchase price allocation after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions of preliminary estimates. Prior to recognizing the gain on bargain purchase described above, we reassessed the assets acquired and liabilities assumed in the acquisition.

We consolidated the results of operations for Inmac within our EMEA operating segment beginning on the February 1, 2012 effective date of the acquisition. Our historical results would not have been materially affected by the acquisition of Inmac and, accordingly, we have not presented pro forma information as if the acquisition had been completed at the beginning of each period presented in our statements of operations.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

12.     Subsequent Event

On April 26, 2012, we entered into amendments to our senior revolving credit facility, our ABS facility and our inventory financing facility.

Our senior revolving credit facility was amended to increase the maximum borrowing capacity from $300,000,000 to an aggregate U.S. dollar equivalent amount of $350,000,000, $25,000,000 of which is available for borrowings in certain foreign currencies and in U.S. dollars. Additionally, $25,000,000 is available for the issuance of letters of credit. The senior revolving credit facility is guaranteed by the Company’s material domestic subsidiaries and is secured by a lien on substantially all of the Company’s and each guarantor’s assets. The interest rates applicable to borrowings under the senior revolving credit facility are based on the leverage ratio of the Company as set forth on a pricing grid in the amended agreement. The amended senior revolving credit facility also extended the maturity date of the facility from April 1, 2013 to April 26, 2017.

Our ABS facility was amended to increase the aggregate borrowing availability from $150,000,000 to $200,000,000, to extend the maturity date of the facility from April 1, 2013 to April 24, 2015, and to modify interest rates and fees for used and unused capacity under the facility.

Our inventory financing facility was amended to increase the aggregate availability for vendor purchases from $150,000,000 to $200,000,000 and to extend the maturity date of the facility from April 1, 2013 to April 26, 2017.

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

Although sales growth year over year softened somewhat in the three months ended March 31, 2012, we delivered gross margin expansion, and our significant operating leverage again drove double-digit growth in earnings from operations during the first quarter of 2012. Consolidated net sales increased 2% to $1.24 billion in the three months ended March 31, 2012, an increase of $24.3 million compared to the three months ended March 31, 2011. Gross profit for the three months ended March 31, 2012 increased 5% year over year to $170.4 million, and gross margin increased 40 basis points to 13.7%. On a consolidated basis, we reported earnings from operations of $25.6 million, net earnings of $17.4 million and diluted earnings per share of $0.39 for the first quarter of 2012. This compares to earnings from operations of $22.9 million, net earnings of $13.1 million and diluted earnings per share of $0.28 for the first quarter of 2011.

Our consolidated results of operations for the first quarter of 2012 include $1.4 million, $921,000 net of tax, of severance expense, compared to $524,000, $339,000 net of tax, recorded during the first quarter of 2011.

Results for the first quarter of 2012 include Ensynch, which the Company acquired effective October 1, 2011 in North America and Inmac, which the Company acquired effective February 1, 2012 in EMEA. Our EMEA operating segment also reported a non-operating gain on bargain purchase of $2.0 million during the first quarter of 2012 as the fair value of the net assets acquired exceeded the purchase price paid by the Company for Inmac.

Net of tax amounts were computed using the statutory tax rate for the taxing jurisdictions in the operating segment in which the related expenses were recorded.

Details about segment results of operations can be found in Note 10 to the Consolidated Financial Statements in Part I, Item 1 of this report.

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

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Critical Accounting Estimates

General

Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). For a summary of significant accounting policies, see Note 1 to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results, however, may differ from estimates we have made. Members of our senior management have discussed the critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

There have been no changes to the items disclosed as critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

The following table sets forth for the periods presented certain financial data as a percentage of net sales for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Net sales	100.0%	100.0%
Costs of goods sold	86.3	86.7

Gross profit	13.7	13.3
Selling and administrative expenses	11.5	11.4
Severance and restructuring expenses	0.1	0.0

Earnings from operations	2.1	1.9
Non-operating (income) expense, net	(0.1)	0.1

Earnings before income taxes	2.2	1.8
Income tax expense	0.8	0.7

Net earnings	1.4%	1.1%

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

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Net Sales. Net sales for the three months ended March 31, 2012 increased 2% compared to the three months ended March 31, 2011. Our net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended March 31,		%
	2012	2011	Change
North America	$856,327	$847,039	1%
EMEA	348,834	336,977	4%
APAC	39,021	35,880	9%

Consolidated	$1,244,182	$1,219,896	2%

Net sales in North America increased 1%, or $9.3 million, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Net sales of software increased 9% year over year, while net sales of hardware and services decreased 1% and 10%, respectively, year to year. The software growth was driven by increased demand for office productivity applications in the large enterprise client group, partially offset by lower software spending by public sector clients. Hardware and services sales comparisons continued to reflect large client deployments in the prior year period that concluded in the second half of 2011 that were not completely replaced in the first quarter of 2012 by new client engagements.

Net sales in EMEA increased 4%, or $11.9 million, in U.S. dollars, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Excluding the effects of foreign currency movements, net sales increased 7% compared to the first quarter of last year. Net sales of hardware were up 22% year over year in U.S. dollars, 25% excluding the effects of foreign currency movements, with approximately two thirds of the growth being contributed by the acquisition of Inmac effective February 1, 2012 and one third being the result of organic growth, primarily in the middle market client space. Software net sales decreased 8% year over year in U.S. dollars, 4% excluding the effects of foreign currency movements, due primarily to lower volume with existing clients in certain markets and certain transactions moving between quarters. Net sales of services increased 17% year over year in U.S. dollars, 22% excluding the effects of foreign currency movements, due primarily to higher volume and new client engagements.

Our APAC segment recognized net sales of $39.0 million for the three months ended March 31, 2012, a year over year increase of 9% from the three months ended March 31, 2011 in U.S. dollars, 5% excluding the effects of foreign currency movements. The increase primarily resulted from an increase in sales to commercial clients in the Australian market.

The percentage of net sales by category for North America, EMEA and APAC were as follows for the three months ended March 31, 2012 and 2011:

	North America Three Months Ended March 31,		EMEA Three Months Ended March 31,		APAC Three Months Ended March 31,
Sales Mix	2012	2011	2012	2011	2012	2011
Hardware	63%	64%	42%	36%	3%	1%
Software	31%	29%	56%	62%	93%	95%
Services	6%	7%	2%	2%	4%	4%

	100%	100%	100%	100%	100%	100%

Currently, our offerings in North America, the United Kingdom, the Netherlands and Germany include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and select software-related services.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Gross Profit. Gross profit for the three months ended March 31, 2012 increased 5% compared to the three months ended March 31, 2011, with gross margin increasing 40 basis points to 13.7% for the three months ended March 31, 2012 compared to 13.3% for the three months ended March 31, 2011. Our gross profit and gross profit as a percentage of net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended March 31,
	2012	% of Net Sales	2011	% of Net Sales
North America	$113,636	13.3%	$109,460	12.9%
EMEA	50,414	14.5%	47,215	14.0%
APAC	6,322	16.2%	5,805	16.2%

Consolidated	$170,372	13.7%	$162,480	13.3%

North America’s gross profit for the three months ended March 31, 2012 increased 4% compared to the three months ended March 31, 2011, and, as a percentage of net sales, gross margin increased year over year, due primarily to an increase in margin contributed by services of 31 basis points due to an increase in the mix of higher margin services sales year over year, despite lower sales in this category in the first quarter of 2012. The year over year comparison was positively affected by large client deployments in the prior year period that were at lower margins.

EMEA’s gross profit increased 7% in U.S. dollars for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Excluding the effects of foreign currency movements, gross profit was up 10% compared to the first quarter of last year. As a percentage of net sales, gross margin increased year over year, due primarily to an increase in product margin, which includes vendor funding and freight, of 120 basis points, primarily driven by strong hardware sales in the three months ended March 31, 2012, and an increase in margin contributed by services sales of 9 basis points. These increases in margin were offset partially by an 87 basis point decline in margin from agency fees for enterprise software agreements due to lower volume and the effect of program changes from our largest software partner that became effective in the fourth quarter of 2011.

APAC’s gross profit increased 9% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Excluding the effects of foreign currency movements, gross profit increased 5% compared to the first quarter of last year. As a percentage of net sales, gross margin remained flat at 16.2% year to year.

Operating Expenses.

Selling and Administrative Expenses. Selling and administrative expenses increased $4.3 million, or 3%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Our selling and administrative expenses as a percent of net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended March 31,
	2012	% of Net Sales	2011	% of Net Sales
North America	$91,984	10.7%	$92,581	10.9%
EMEA	45,392	13.0%	41,052	12.2%
APAC	6,018	15.4%	5,468	15.2%

Consolidated	$143,394	11.5%	$139,101	11.4%

North America’s selling and administrative expenses decreased 1% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 and, as a percentage of net sales, decreased 20 basis points to 10.7%. Excluding a non-cash charge of approximately $1.4 million to write-off certain computer software development costs recorded in the first quarter of 2011, selling and administrative costs increased 1%, or $793,000, year over year. This increase is due to investments in headcount and higher medical and other benefits expenses in the three months ended March 31, 2012, which were partially offset by decreases in other areas.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

EMEA’s selling and administrative expenses increased 11%, or $4.3 million in U.S. dollars, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, increasing approximately 80 basis points year over year as a percent of net sales to 13.0%. Excluding the effects of foreign currency movements, selling and administrative expenses increased 14% compared to the first quarter of last year. Approximately $2.4 million of the increase can be attributed to the acquisition of Inmac effective February 1, 2012, and the remainder of the year over year increase was primarily driven by increases in salaries and benefits due to investments in headcount.

APAC’s selling and administrative expenses increased 10%, or $550,000 in U.S. dollars, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, increasing year over year as a percent of net sales by approximately 20 basis points to 15.4%. Excluding the effects of foreign currency movements, selling and administrative expenses increased 5% compared to the first quarter of last year. The increase year over year was primarily driven by increases in salaries and benefits due to investments in headcount.

Severance and Restructuring Expenses. During the three months ended March 31, 2012, North America and EMEA recorded severance expense, net of adjustments, of $489,000 and $885,000, respectively, related to certain restructuring activities. The charge in North America was related to the elimination of certain positions because of a re-alignment of roles and responsibilities. The charge in EMEA was primarily associated with the integration of Inmac, which was acquired effective February 1, 2012. Comparatively, during the three months ended March 31, 2011, North America and EMEA recorded severance expense of $321,000 and $203,000, respectively.

Non-Operating (Income) Expense.

Interest Income. Interest income for the three months ended March 31, 2012 and 2011 was generated through cash equivalent short-term investments. Interest income remained flat year to year due to modest increases in average cash balances outstanding being offset by lower interest rates.

Interest Expense. Interest expense for the three months ended March 31, 2012 and 2011 primarily relates to borrowings under our financing facilities and capital lease obligation and imputed interest under our inventory financing facility. Interest expense for the three months ended March 31, 2012 declined 14%, or $254,000, compared to the three months ended March 31, 2011. Imputed interest under our inventory financing facility was $437,000 for the three months ended March 31, 2012 compared to $617,000 for the three months ended March 31, 2011. These decreases were due to decreased weighted average interest rates and lower average balances outstanding under the facility.

Gain on Bargain Purchase. Our EMEA operating segment reported a non-operating gain on bargain purchase of $2.0 million during the first quarter of 2012 as the fair value of the net assets acquired exceeded the purchase price paid by the Company for Inmac.

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

Income Tax Expense. Our effective tax rate for the three months ended March 31, 2012 was 35.6% compared to 39.1% for the three months ended March 31, 2011. The decrease in our effective tax rate for the three months ended March 31, 2012 was primarily due to a revaluation of our deferred tax assets in the prior year period to reflect changes to statutory tax rates, which increased the prior year rate, as well as the gain on bargain purchase of Inmac in EMEA being tax effected at a rate less than our statutory U.S. federal rate, which decreased the current year rate.

Liquidity and Capital Resources

The following table sets forth certain consolidated cash flow information for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Net cash (used in) provided by operating activities	$(20,440)	$83,626
Net cash used in investing activities	(11,654)	(5,044)
Net cash provided by (used in) financing activities	32,345	(68,020)
Foreign currency exchange effect on cash flow	4,022	6,262

Increase in cash and cash equivalents	4,273	16,824
Cash and cash equivalents at beginning of period	128,336	123,763

Cash and cash equivalents at end of period	$132,609	$140,587

Cash and Cash Flow

Our primary uses of cash during the three months ended March 31, 2012 were to fund working capital requirements and to fund capital expenditures. Operating activities in the three months ended March 31, 2012 used $20.4 million in cash, compared to $83.6 million of cash provided by operating activities during the three months ended March 31, 2011, reflecting higher working capital needs during the three months ended March 31, 2012 based on a few significant transactions which affected the year over year comparison. In the first quarter of 2011, our cash flows benefited from the timing of a large supplier payment that, according to its scheduled payment terms, was paid in April 2011. In addition, our cash inflows in the first quarter of 2011 included the early collection of a single significant client receivable. We had net borrowings on our long-term debt under our revolving credit facility of $23.5 million and net borrowings under our inventory financing facility of $9.3 million during the three months ended March 31, 2012. Capital expenditures were $7.8 million for the three months ended March 31, 2012, a 55% increase over the three months ended March 31, 2011, primarily related to investments in our IT systems. Cash flows for the three months ended March 31, 2012 benefited $4.0 million from the foreign currency exchange effect on cash flows while cash flows for the three months ended March 31, 2011 benefited $6.3 million as a result of foreign currency exchange rates.

Net cash (used in) provided by operating activities. Cash flows from operations for the three months ended March 31, 2012 and 2011 reflect our net earnings, adjusted for non-cash items such as depreciation, amortization, stock-based compensation expense, gain on bargain purchase and write-offs and write-downs of assets, as well as changes in accounts receivable, accounts payable, deferred revenue and accrued expenses and other liabilities. In both periods, the decreases in accounts receivable and accounts payable can be primarily attributed to the seasonal decrease in net sales, resulting in lower accounts receivable and accounts payable balances as of March 31, compared to December 31. The decreases in accrued expenses and other liabilities can be primarily attributed to decreases in sales taxes payable and accrued payroll as of March 31, compared to December 31, due to the timing of related payments. For the 2011 period, we increased inventory levels during the three months ended March 31, 2011 to support specific client engagements and a general increase in volume. The increase in accounts payable associated with these inventory purchases partially offset the seasonal decrease in accounts payable during the prior year quarter discussed above.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Our consolidated cash flow operating metrics for the quarter ended March 31, 2012 and 2011 are as follows:

	2012	2011
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	80	75
Days inventory outstanding (“DIOs”) (b)	10	10
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(64)	(71)

Cash conversion cycle (days) (d)	26	14

(a)	Calculated as the balance of accounts receivable, net at the end of the period divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 91 days in 2012 and 90 days in 2011.
(b)	Calculated as average inventories divided by daily costs of goods sold. Average inventories is calculated as the sum of the balances of inventories at the beginning of the quarter plus inventories at the end of the quarter divided by two. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 91 days in 2012 and 90 days in 2011.
(c)	Calculated as the balances of accounts payable, which includes the inventory financing facility, at the end of the period divided by daily costs of goods sold. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 91 days in 2012 and 90 days in 2011.
(d)	Calculated as DSOs plus DIOs, less DPOs.

Our cash conversion cycle was 26 days in the quarter ended March 31, 2012 compared to 14 days in the quarter ended March 31, 2011. The deferral of a large supplier payment and the early collection of a single significant client receivable in the prior year first quarter, as discussed above, significantly affected the year over year comparison.

We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms granted to our clients in order to take advantage of supplier discounts. We intend to use cash generated in the remainder of 2012 in excess of working capital needs to pay down our outstanding debt balances and support our capital expenditures.

Net cash used in investing activities. Capital expenditures of $7.8 million and $5.0 million for the three months ended March 31, 2012 and 2011, respectively, primarily related to investments in our IT systems. We expect capital expenditures for the full year 2012 to be between $20.0 million and $25.0 million, primarily for the integration of our IT systems in North America onto a single platform by the end of 2012, continuation of the IT systems upgrade in additional countries in our EMEA operations and other facility and technology related maintenance and upgrade projects.

During the three months ended March 31, 2012, we acquired Inmac for $3.8 million, net of cash acquired.

Net cash provided by (used in) financing activities. During the three months ended March 31, 2012, we had net borrowings on our debt facilities that increased our outstanding debt balances under our revolving credit facilities by $23.5 million, and we had net borrowings of $9.3 million under our inventory financing facility during the quarter. During the three months ended March 31, 2011, we made net repayments on our debt facilities that reduced our outstanding debt balances under our revolving credit facilities by $20.0 million, and we used $46.9 million to pay down our inventory financing facility in accordance with its payment terms.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our senior revolving credit facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization and (iv) non-cash stock-based compensation (referred to herein as “adjusted earnings”). The maximum leverage ratio permitted under the agreements is 2.50 times trailing twelve-month adjusted earnings. Under the amended agreement dated April 26, 2012, the maximum leverage ratio permitted is 2.75 times trailing twelve-month adjusted earnings. We anticipate that we will be in compliance with our maximum leverage ratio requirements over the next four quarters. However, a significant drop in the Company’s adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below the Company’s consolidated maximum debt capacity. As of March 31, 2012, the Company’s debt balance that could have been outstanding under our senior revolving credit facility and our ABS facility was equal to the maximum available under the facilities of $450.0 million. Our debt balance as of March 31, 2012 was $139.9 million, including our capital lease obligation for certain IT equipment. As of March 31, 2012, the current portion of our long-term debt relates solely to our capital lease obligation. See Note 12 to our Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of amendments made to our senior revolving credit facility, our ABS facility and our inventory financing facility effective April 26, 2012.

We anticipate that cash flows from operations, together with the funds available under our newly amended financing facilities, will be adequate to support our presently anticipated cash and working capital requirements for operations over the next 12 months.

Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the U.S. For foreign entities not treated as branches for U.S. tax purposes, we do not provide for U.S. income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. As of March 31, 2012, we had approximately $116.2 million in cash and cash equivalents in certain of our foreign subsidiaries where we consider undistributed earnings of these foreign subsidiaries to be permanently reinvested. As of March 31, 2012, the majority of our foreign cash resides in the Netherlands, Canada, the United Kingdom and Australia. Certain of these cash balances could and will be remitted to the U.S. by paying down intercompany payables generated in the ordinary course of business. This repayment would not change our policy to indefinitely reinvest earnings of our foreign subsidiaries. We intend to use undistributed earnings for general business purposes in the foreign jurisdictions as well as to fund our EMEA IT systems, potential small acquisitions, various facility upgrades and the expansion of our sales of hardware and services, in addition to software, to clients in EMEA countries.

Off Balance Sheet Arrangements

We have entered into off-balance sheet arrangements, which include indemnifications. The indemnifications are discussed in Note 9 to our Consolidated Financial Statements in Part I, Item 1 of this report. We believe that none of our off-balance sheet arrangements has, or is reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recently Issued Accounting Pronouncements

See Note 1 to our Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of recently issued accounting pronouncements which affect or may affect our financial statements.

Contractual Obligations

There have been no material changes in our reported contractual obligations, as described under “Contractual Obligations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.

INSIGHT ENTERPRISES, INC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Other than the change in our open foreign currency forward contracts reflected below, there have been no material changes in our reported market risks, as described in “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011.

The following table summarizes our open foreign currency forward contracts held at March 31, 2012. All U.S. dollar and foreign currency amounts (Canadian Dollars, British Pounds Sterling and Euros) are presented in thousands.

Buy
Foreign Currency	GBP
Foreign Amount	6,934
Exchange Rate	1.5863
USD Equivalent	$11,000
Weighted Average Maturity	Less than 1 month

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and determined that as of March 31, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For a discussion of legal proceedings, see Note 9 to the Consolidated Financial Statements in Part I, Item 1 of this report. For an additional discussion of certain risks associated with legal proceedings, see “Risk Factors – We are subject to stockholder litigation and regulatory proceedings related to the restatement of our consolidated financial statements,” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

INSIGHT ENTERPRISES, INC.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended March 31, 2012.

We have never paid a cash dividend on our common stock, and our senior revolving credit facility contains restrictions on the payment of cash dividends. We currently intend to reinvest all of our earnings into our business and do not intend to pay any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three months ended March 31, 2012.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

INSIGHT ENTERPRISES, INC.

Item 6.	Exhibits.

(a)	Exhibits (unless otherwise noted, exhibits are filed herewith).

Exhibit No.	Description

3.1	Composite Certificate of Incorporation of Insight Enterprises, Inc. (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the year ended December 31, 2005).

3.2	Amended and Restated Bylaws of Insight Enterprises, Inc. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on January 14, 2008).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14.

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T. In accordance with Rule 406T of Regulation S-T, the information in this exhibit shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

INSIGHT ENTERPRISES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2012	INSIGHT ENTERPRISES, INC.

	By:	/s/ Kenneth T. Lamneck
Kenneth T. Lamneck
President and Chief Executive Officer
(Duly Authorized Officer)

	By:	/s/ Glynis A. Bryan
Glynis A. Bryan
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Dana A. Leighty
Dana A. Leighty
Vice President, Finance
(Principal Accounting Officer)