Form 10-Q
period 2012-06-30
INSIGHT ENTERPRISES INC
filed 2012-08-02
CIK 932696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

The number of shares outstanding of the issuer’s common stock as of July 27, 2012 was 44,451,518.

INSIGHT ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q

Three Months Ended June 30, 2012

INSIGHT ENTERPRISES, INC.

FORWARD-LOOKING INFORMATION

Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect net sales, gross profit, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows, working capital needs, sources and uses, cash needs and the sufficiency of our capital resources; details of our business strategy and our strategic initiatives, including the anticipated benefits of our acquisitions; our plans relating to products and services; projections of capital expenditures; our intention not to pay dividends; projections of compliance with our debt covenants; the effect of new accounting principles or changes in accounting principles; the effect of indemnification obligations and other off-balance sheet arrangements; projections about the outcome of ongoing tax audits; statements related to accounting estimates, including estimated stock-based compensation award forfeitures, the realization of deferred tax assets and future purchase price adjustments relating to acquisitions; the timing of amortization of stock-based compensation expense and the payment of accrued severance and restructuring costs; our intention to use cash in excess of working capital needs to pay down debt and support capital expenditures; our intention to reinvest undistributed earnings of foreign subsidiaries outside the United States and the anticipated character of those investments; our expectations regarding seasonality; the sufficiency of our provisions for litigation losses and our strategies with respect to ongoing and threatened litigation, including those matters identified in “Legal Proceedings” in Part II, Item 1 of this report; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that the results discussed in the forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$129,013	$128,336
Accounts receivable, net of allowance for doubtful accounts of $18,871 and $18,803, respectively	1,354,952	1,208,276
Inventories	119,701	114,763
Inventories not available for sale	38,373	43,816
Deferred income taxes	17,032	17,344
Other current assets	28,538	23,144

Total current assets	1,687,609	1,535,679

Property and equipment, net of accumulated depreciation of $218,013 and $208,099, respectively	143,070	140,705
Goodwill	26,257	26,257
Intangible assets, net of accumulated amortization of $71,374 and $60,822, respectively	53,297	59,021
Deferred income taxes	67,020	70,771
Other assets	25,103	25,178

	$2,002,356	$1,857,611

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$978,787	$882,384
Accrued expenses and other current liabilities	174,495	178,749
Current portion of long-term debt	1,026	1,017
Deferred revenue	40,232	47,012

Total current liabilities	1,194,540	1,109,162

Long-term debt	120,086	115,602
Deferred income taxes	853	1,186
Other liabilities	34,217	34,829

	1,349,696	1,260,779

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 44,451 shares at June 30, 2012 and 43,919 shares at December 31, 2011 issued and outstanding	445	439
Additional paid-in capital	363,979	360,370
Retained earnings	275,767	223,125
Accumulated other comprehensive income – foreign currency translation adjustments	12,469	12,898

Total stockholders’ equity	652,660	596,832

	$2,002,356	$1,857,611

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$1,529,175	$1,468,960	$2,773,357	$2,688,856
Costs of goods sold	1,327,889	1,264,781	2,401,699	2,322,197

Gross profit	201,286	204,179	371,658	366,659
Operating expenses:
Selling and administrative expenses	143,601	146,386	286,995	285,487
Severance and restructuring expenses	2,377	3,405	3,751	3,929

Earnings from operations	55,308	54,388	80,912	77,243
Non-operating (income) expense:
Interest income	(288)	(400)	(639)	(758)
Interest expense	1,490	1,644	3,048	3,456
Gain on bargain purchase	—	—	(2,022)	—
Net foreign currency exchange gain	(470)	(686)	(1,298)	(1,164)
Other expense, net	389	383	633	789

Earnings before income taxes	54,187	53,447	81,190	74,920
Income tax expense	18,937	18,099	28,548	26,505

Net earnings	$35,250	$35,348	$52,642	$48,415

Net earnings per share:
Basic	$0.79	$0.76	$1.19	$1.04

Diluted	$0.79	$0.75	$1.18	$1.03

Shares used in per share calculations:
Basic	44,420	46,609	44,285	46,559

Diluted	44,708	47,052	44,731	47,117

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net earnings	$35,250	$35,348	$52,642	$48,415
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(6,665)	1,961	(429)	9,984

Total comprehensive income	$28,585	$37,309	$52,213	$58,399

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net earnings	$52,642	$48,415
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	20,497	19,125
Provision for losses on accounts receivable	2,159	2,254
Write-downs of inventories	2,035	4,432
Write-off of computer software development costs	34	1,390
Non-cash stock-based compensation	4,449	3,823
Gain on bargain purchase	(2,022)	—
Excess tax benefit from employee gains on stock-based compensation	(1,939)	(1,541)
Deferred income taxes	4,334	3,768
Changes in assets and liabilities:
Increase in accounts receivable	(142,125)	(93,498)
Decrease (increase) in inventories	1,916	(4,002)
(Increase) decrease in other current assets	(5,100)	17,691
Decrease (increase) in other assets	2,529	(1,832)
Increase in accounts payable	84,383	18,556
Decrease in deferred revenue	(8,333)	(14,779)
Decrease in accrued expenses and other liabilities	(4,293)	(7,220)

Net cash provided by (used in) operating activities	11,166	(3,418)

Cash flows from investing activities:
Acquisition, net of cash acquired	(3,831)	—
Purchases of property and equipment	(15,943)	(10,395)

Net cash used in investing activities	(19,774)	(10,395)

Cash flows from financing activities:
Borrowings on senior revolving credit facility	520,603	661,000
Repayments on senior revolving credit facility	(635,603)	(610,000)
Borrowings on accounts receivable securitization financing facility	355,000	—
Repayments on accounts receivable securitization financing facility	(235,000)	—
Payments on capital lease obligation	(507)	(496)
Net borrowings (repayments) under inventory financing facility	6,465	(37,975)
Payment of deferred financing fees	(2,554)	—
Proceeds from sales of common stock under employee stock plans	889	23
Excess tax benefit from employee gains on stock-based compensation	1,939	1,541
Payment of payroll taxes on stock-based compensation through shares withheld	(3,027)	(2,522)
Repurchases of common stock	—	(14,149)

Net cash provided by (used in) financing activities	8,205	(2,578)

Foreign currency exchange effect on cash flows	1,080	7,831

Increase (decrease) in cash and cash equivalents	677	(8,560)
Cash and cash equivalents at beginning of period	128,336	123,763

Cash and cash equivalents at end of period	$129,013	$115,203

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

Currently, our offerings in North America and select countries in EMEA include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and select software-related services.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2012, our results of operations for the three and six months ended June 30, 2012 and 2011 and our cash flows for the six months ended June 30, 2012 and 2011. The consolidated balance sheet as of December 31, 2011 was derived from the audited consolidated balance sheet at such date. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission (“SEC”) and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net earnings	$35,250	$35,348	$52,642	$48,415

Denominator:
Weighted average shares used to compute basic EPS	44,420	46,609	44,285	46,559
Dilutive potential common shares due to dilutive options and restricted stock units, net of tax effect	288	443	446	558

Weighted average shares used to compute diluted EPS	44,708	47,052	44,731	47,117

Net earnings per share:
Basic	$0.79	$0.76	$1.19	$1.04

Diluted	$0.79	$0.75	$1.18	$1.03

For the three months ended June 30, 2012 and 2011, 150,000 and 207,000, respectively, of weighted average outstanding stock options were not included in the diluted EPS calculations because the exercise prices of these options were greater than the average market price of our common stock during the respective periods. For the six months ended June 30, 2012 and 2011, the excluded weighted average outstanding stock options were 75,000 and 216,000, respectively.

3. Debt, Capital Lease Obligation and Inventory Financing Facility

Debt

Our long-term debt consists of the following (in thousands):

	June 30, 2012	December 31, 2011
Senior revolving credit facility	$—	$115,000
Accounts receivable securitization financing facility	120,000	—
Capital lease obligation	1,112	1,619

Total	121,112	116,619
Less: current portion of obligation under capital lease	(1,026)	(1,017)
Less: current portion of revolving credit facilities	—	—

Long-term debt	$120,086	$115,602

On April 26, 2012, we entered into amendments to our senior revolving credit facility and our accounts receivable securitization financing facility (the “ABS facility”).

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Our senior revolving credit facility was amended to increase the maximum borrowing capacity from $300,000,000 to an aggregate U.S. dollar equivalent amount of $350,000,000, $25,000,000 of which is available for borrowings in certain foreign currencies and in U.S. dollars. Additionally, $25,000,000 is available for the issuance of letters of credit. The senior revolving credit facility is guaranteed by the Company’s material domestic subsidiaries and is secured by a lien on substantially all of the Company’s and each guarantor’s assets. The interest rates applicable to borrowings under the senior revolving credit facility are based on the leverage ratio of the Company as set forth on a pricing grid in the amended agreement. Amounts outstanding under the amended senior revolving credit facility bear interest, payable quarterly, at a floating rate equal to the prime rate plus a predetermined spread of 0.00% to 0.75% or, at our option, a LIBOR rate plus a pre-determined spread of 1.25% to 2.25%. There were no outstanding borrowings under the facility as of June 30, 2012. In addition, we pay a quarterly commitment fee on the unused portion of the facility of 0.25% to 0.45%, and our letter of credit participation fee ranges from 1.25% to 2.25%. The amended senior revolving credit facility matures on April 26, 2017.

Our ABS facility was amended to increase the aggregate borrowing availability from $150,000,000 to $200,000,000, to extend the maturity date of the facility to April 24, 2015, and to modify interest rates and fees for used and unused capacity under the facility. Under the amended ABS facility, interest is payable monthly, and the floating interest rate applicable at June 30, 2012 was 1.15% per annum, including a 0.90% usage fee on any outstanding balances. In addition, we pay a monthly commitment fee on the unused portion of the facility of 0.30% if the facility is 50% or more utilized and 0.40% if the facility is less than 50% utilized. While the ABS facility has a stated maximum amount, the actual availability under the ABS facility is limited by the quantity and quality of the underlying accounts receivable. As of June 30, 2012, qualified receivables were sufficient to permit access to the full $200,000,000 facility amount.

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our senior revolving credit facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization and (iv) non-cash stock-based compensation (referred to herein as “adjusted earnings”). The maximum leverage ratio permitted under the amended agreements is 2.75 times trailing twelve-month adjusted earnings. A significant drop in the Company’s adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below the Company’s consolidated maximum debt capacity. As of June 30, 2012, the Company’s debt balance that could have been outstanding under our senior revolving credit facility and our ABS facility was $549,000,000.

Our senior revolving credit facility and ABS facility also contain various other covenants, including the requirement that we comply with minimum fixed charge and minimum asset coverage ratio requirements and meet monthly, quarterly and annual reporting requirements. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified period of time. At June 30, 2012, we were in compliance with all such covenants.

Capital Lease Obligation

The present value of minimum lease payments under our capital lease and the current portion thereof are included in our debt balances as summarized in the table above. The value of the IT equipment held under the capital lease of $3,867,000 is included in property and equipment, with accumulated depreciation on the capital lease assets of $2,788,000 and $2,287,000 as of June 30, 2012 and December 31, 2011, respectively.

Inventory Financing Facility

On April 26, 2012, we also entered into an amendment to our inventory financing facility, which increased the aggregate availability for vendor purchases from $150,000,000 to $200,000,000 and extended the maturity date of the facility to April 26, 2017.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

As of June 30, 2012 and December 31, 2011, $100,398,000 and $93,933,000, respectively, were included in accounts payable within our consolidated balance sheets related to our inventory financing facility.

4. Income Taxes

Our effective tax rate for the three and six months ended June 30, 2012 was 34.9% and 35.2%, respectively, which approximated the United States federal statutory rate of 35.0%. The expected increase in rates for state income taxes, net of federal benefit and other non-deductible expenses were offset by lower taxes on earnings in foreign jurisdictions as well as tax benefits related to the resolution of an audit in the United Kingdom and changes in estimates for certain U.S. tax deferred items.

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

As of June 30, 2012 and December 31, 2011, we had $4,724,000 and $5,052,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $478,000 and $477,000 relate to accrued interest as of June 30, 2012 and December 31, 2011, respectively.

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

5. Severance and Restructuring Activities

Severance Costs Expensed for 2012 Resource Actions

During the three months ended June 30, 2012, North America and EMEA recorded severance expense totaling $894,000 and $1,443,000, respectively, and during the six months ended June 30, 2012, North America and EMEA recorded severance expenses totaling $1,571,000 and $2,776,000, respectively, related to 2012 resource actions. The charges in North America and EMEA were related to the elimination of certain positions because of a re-alignment of roles and responsibilities.

The following table details the 2012 activity and the outstanding obligation related to the 2012 resource actions as of June 30, 2012 (in thousands):

	North America	EMEA	Consolidated
Severance costs	$1,571	$2,776	$4,347
Foreign currency translation adjustments	—	(40)	(40)
Cash payments	(831)	(169)	(1,000)

Balance at June 30, 2012	$740	$2,567	$3,307

The remaining outstanding obligations are expected to be paid during the next 12 months and are therefore included in accrued expenses and other current liabilities.

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

The following table details the 2012 activity and the outstanding obligation related to the 2011 resource actions as of June 30, 2012 (in thousands):

	North America	EMEA	Consolidated
Balance at December 31, 2011	$625	$1,224	$1,849
Foreign currency translation adjustments	—	7	7
Adjustments	(188)	(393)	(581)
Cash payments	(434)	(743)	(1,177)

Balance at June 30, 2012	$3	$95	$98

The remaining outstanding obligations are expected to be paid during the next 12 months and are therefore included in accrued expenses and other current liabilities.

Prior Resource Actions

In 2010 and 2009, as a result of ongoing restructuring efforts to reduce operating expenses, we recorded severance costs in each of our operating segments. As of December 31, 2011, the total remaining obligation recorded in our North America and EMEA segments related to these resource actions was approximately $34,000 and $231,000, respectively. During the six months ended June 30, 2012, the total liability decreased from $265,000 to $208,000 due to cash payments totaling approximately $37,000, adjustments recorded as a reduction to severance and restructuring expense of $15,000 in EMEA due to changes in estimates and the effects of foreign currency translation adjustments of approximately $5,000. The remaining outstanding obligations relate to our EMEA segment and are included in accrued expenses and other current liabilities because they are expected to be paid during the next 12 months.

6. Stock-Based Compensation

We recorded the following pre-tax amounts for stock-based compensation, by operating segment, in our consolidated financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
North America	$1,699	$1,399	$3,264	$2,821
EMEA	542	468	1,057	892
APAC	67	61	128	110

Total Consolidated	$2,308	$1,928	$4,449	$3,823

Stock Options

As of January 1, 2012, there were 200,000 outstanding options, all of which were exercisable with an exercise price of $17.77. No options were granted during the six months ended June 30, 2012, and none were forfeited or expired. The only stock option activity during the six months ended June 30, 2012 was the exercise of 50,000 options with an aggregate intrinsic value when exercised of $211,000. As of June 30, 2012, the remaining 150,000 exercisable options outstanding had no aggregate intrinsic value because there were no in-the-money options, based on our closing stock price of $16.83 as of June 29, 2012 (the last business day of the quarter). These options expire in December 2012.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Restricted Stock

For the three months ended June 30, 2012 and 2011, we recorded stock-based compensation expense, net of estimated forfeitures, related to restricted stock units (“RSUs”) of $2,308,000 and $1,928,000, respectively. For the six months ended June 30, 2012 and 2011, we recorded stock-based compensation expense, net of estimated forfeitures, related to RSUs of $4,449,000 and $3,823,000, respectively. As of June 30, 2012, total compensation cost not yet recognized related to nonvested RSUs is $17,201,000, which is expected to be recognized over the next 1.39 years on a weighted-average basis.

The following table summarizes our RSU activity during the six months ended June 30, 2012:

	Number	Weighted Average Grant Date Fair Value	Fair Value
Nonvested at January 1, 2012	1,469,733	$13.93
Granted	509,571	21.34
Vested, including shares withheld to cover taxes	(624,256)	11.49	$13,119,343	(a)

Forfeited	(80,359)	18.61

Nonvested at June 30, 2012	1,274,689	17.79	$21,453,016	(b)

Expected to vest	1,131,167		$19,037,541	(b)

(a)

The fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

(b)

The aggregate fair value represents the total pre-tax fair value, based on our closing stock price of $16.83 as of June 29, 2012 (the last business day of the quarter), which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

During the six months ended June 30, 2012 and 2011, the RSUs that vested for teammates in the United States were net-share settled such that we withheld shares with value equivalent to the teammates’ minimum statutory United States tax obligations for the applicable income and other employment taxes and remitted the corresponding cash amount to the appropriate taxing authorities. The total shares withheld during the six months ended June 30, 2012 and 2011 of 142,392 and 142,551, respectively, were based on the value of the RSUs on their vesting date as determined by our closing stock price on such vesting date. For the six months ended June 30, 2012 and 2011, total payments for the employees’ tax obligations to the taxing authorities were $3,027,000 and $2,522,000, respectively, and are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the economic effect of repurchases of common stock as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent a repurchase of shares or an expense to us.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table summarizes our derivative financial instruments as of June 30, 2012 and December 31, 2011 (in thousands):

		June 30, 2012		December 31, 2011
	Balance Sheet Location	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$58	$—	$20	$—
Foreign exchange forward contracts	Accrued expenses and other current liabilities	—	29	—	114

Total derivatives not designated as hedging instruments		$58	$29	$20	$114

The following table summarizes the effect of our derivative financial instruments on our results of operations during the three and six months ended June 30, 2012 and 2011 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Loss (Gain) Recognized in Earnings on Derivatives	Amount of Loss (Gain) Recognized in Earnings on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2012	2011	2012	2011
Foreign exchange forward contracts	Net foreign currency exchange loss (gain)	$4	$(256)	$452	$(600)

Total		$4	$(256)	$452	$(600)

8. Fair Value Measurements

The following table summarizes the valuation of our financial instruments by the following three categories as of June 30, 2012 and December 31, 2011 (in thousands):

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

		June 30, 2012		December 31, 2011
Balance Sheet Classification		Foreign Exchange Derivatives	Non-qualified Deferred Compensation Plan Investments	Foreign Exchange Derivatives	Non-qualified Deferred Compensation Plan Investments
Other current assets	Level 1	$—	$—	$—	$—
	Level 2	58	—	20	—
	Level 3	—	—	—	—

		$58	$—	$20	$—

Other assets	Level 1	$—	$1,208	$—	$1,182
	Level 2	—	—	—	—
	Level 3	—	—	—	—

		$—	$1,208	$—	$1,182

Accrued expenses and other current liabilities	Level 1	$—	$—	$—	$—
	Level 2	29	—	114	—
	Level 3	—	—	—	—

		$29	$—	$114	$—

9. Commitments and Contingencies

Contractual

In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of June 30, 2012, we had approximately $20,800,000 of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse them.

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

Management believes that payments, if any, related to these indemnifications are not probable at June 30, 2012. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

We have entered into separate indemnification agreements with our executive officers and with each of our directors. These agreements require us, among other requirements, to indemnify such officers and directors against expenses (including attorneys’ fees), judgments and settlements paid by such individual in connection with any action arising out of such individual’s status or service as our executive officer or director (subject to exceptions such as where the individual failed to act in good faith or in a manner the individual reasonably believed to be in, or not opposed to, the best interests of the Company) and to advance expenses incurred by such individual with respect to which such individual may be entitled to indemnification by us. There are no pending legal proceedings that involve the indemnification of any of the Company’s directors or officers.

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

In August 2010, in connection with an investigation being conducted by the United States Department of Justice (the “DOJ”), our subsidiary, Calence, LLC, received a subpoena from the Office of the Inspector General of the Federal Communications Commission requesting documents and information related to the expenditure, by the Universal Service Administration Company, of funds under the E-Rate program. The E-Rate program provides schools and libraries with discounts to obtain affordable telecommunications and internet access and related hardware and software. We have completed our response to the subpoena. The basis of the investigation is a qui tam lawsuit filed in the United States District Court for the Southern District of Texas by a contractor who provided services to the former owners of Calence. The lawsuit, designated United States ex rel. Shupe v. Cisco Systems, Inc., Avnet, Inc. and Calence, LLC, was unsealed on June 18, 2012, alleges violations of the False Claims Act, and seeks various remedies including treble damages and civil penalties. In connection with the unsealing of the complaint, the DOJ filed a notice with the court declining to intervene in the qui tam action at this time. However, this filing should not be viewed as a final assessment by the DOJ of the merits of this qui tam action. Based on the limited information currently available, the Company is not able to estimate what the possible loss or range of loss might be, if any. The Company is pursuing its rights under the Calence acquisition agreements to indemnification for losses that may arise out of or result from this matter, including our fees and expenses for responding to the subpoena and defending the lawsuit.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Aside from the matter discussed above, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations or liquidity.

10. Segment Information

We operate in three reportable geographic operating segments: North America; EMEA; and APAC. Currently, our offerings in North America and select countries in EMEA include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and select software-related services. Net sales by product or service type for North America, EMEA and APAC were as follows for the three and six months ended June 30, 2012 and 2011 (in thousands):

	North America		EMEA		APAC
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
Sales Mix	2012	2011	2012	2011	2012	2011
Hardware	$588,547	$615,697	$137,265	$104,819	$1,462	$453
Software	349,490	310,817	315,529	291,952	73,405	74,858
Services	54,933	62,809	6,920	6,108	1,624	1,447

	$992,970	$989,323	$459,714	$402,879	$76,491	$76,758

	North America		EMEA		APAC
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
Sales Mix	2012	2011	2012	2011	2012	2011
Hardware	$1,122,691	$1,157,345	$285,071	$225,935	$2,687	$632
Software	617,795	556,387	509,840	502,092	109,641	108,971
Services	108,811	122,630	13,637	11,829	3,184	3,035

	$1,849,297	$1,836,362	$808,548	$739,856	$115,512	$112,638

All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments and on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded 10% of consolidated net sales for the three or six months ended June 30, 2012.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The tables below present information about our reportable operating segments as of and for the three months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30, 2012
	North America	EMEA	APAC	Consolidated
Net sales	$992,970	$459,714	$76,491	$1,529,175
Costs of goods sold	862,613	400,465	64,811	1,327,889

Gross profit	130,357	59,249	11,680	201,286
Operating expenses:
Selling and administrative expenses	90,342	46,932	6,327	143,601
Severance and restructuring expenses	894	1,483	—	2,377

Earnings from operations	$39,121	$10,834	$5,353	$55,308

Total assets at period end	$1,677,137	$626,498	$159,080	$2,462,715	*

*	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $460,359,000.

	Three Months Ended June 30, 2011
	North America	EMEA	APAC	Consolidated
Net sales	$989,323	$402,879	$76,758	$1,468,960
Costs of goods sold	857,184	343,021	64,576	1,264,781

Gross profit	132,139	59,858	12,182	204,179
Operating expenses:
Selling and administrative expenses	94,994	44,606	6,786	146,386
Severance and restructuring expenses	1,119	2,286	—	3,405

Earnings from operations	$36,026	$12,966	$5,396	$54,388

Total assets at period end	$1,454,329	$602,727	$128,824	$2,185,880	**

**	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $297,630,000.

The tables below present information about our reportable operating segments as of and for the six months ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended June 30, 2012
	North America	EMEA	APAC	Consolidated
Net sales	$1,849,297	$808,548	$115,512	$2,773,357
Costs of goods sold	1,605,304	698,885	97,510	2,401,699

Gross profit	243,993	109,663	18,002	371,658
Operating expenses:
Selling and administrative expenses	182,326	92,324	12,345	286,995
Severance and restructuring expenses	1,383	2,368	—	3,751

Earnings from operations	$60,284	$14,971	$5,657	$80,912

Total assets at period end	$1,677,137	$626,498	$159,080	$2,462,715	*

*	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $460,359,000.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

	Six Months Ended June 30, 2011
	North America	EMEA	APAC	Consolidated
Net sales	$1,836,362	$739,856	$112,638	$2,688,856
Costs of goods sold	1,594,763	632,783	94,651	2,322,197

Gross profit	241,599	107,073	17,987	366,659
Operating expenses:
Selling and administrative expenses	187,575	85,658	12,254	285,487
Severance and restructuring expenses	1,440	2,489	—	3,929

Earnings from operations	$52,584	$18,926	$5,733	$77,243

Total assets at period end	$1,454,329	$602,727	$128,824	$2,185,880	**

**	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $297,630,000.

We recorded the following pre-tax amounts, by operating segment, for depreciation and amortization, in the accompanying consolidated financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
North America	$8,172	$7,549	$16,257	$15,234
EMEA	1,923	1,746	3,805	3,467
APAC	220	212	435	424

Total	$10,315	$9,507	$20,497	$19,125

11. Acquisition

Effective February 1, 2012, we acquired Inmac, a broad portfolio business-to-business hardware reseller based in Frankfurt, Germany and Amsterdam, Netherlands servicing clients in Western Europe, for a cash purchase price, net of cash acquired, of $3,831,000. Our EMEA operating segment recognized a non-operating gain on bargain purchase of $2,022,000 during the six months ended June 30, 2012 as the fair value of the net assets acquired exceeded the purchase price. Inmac’s 2011 revenues were approximately $120,000,000. We believe that this acquisition supports our strategic plan to expand hardware capabilities into key markets in our existing European footprint. Subsequent to the acquisition, we now offer our clients hardware, software and services solutions in Germany and the Netherlands.

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

Quarterly Overview

We are a leading provider of information technology (“IT”) hardware, software and services to small, medium and large businesses and public sector clients in North America, Europe, the Middle East, Africa and Asia-Pacific. Currently, our offerings in North America and select countries in EMEA include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and select software-related services.

Consolidated net sales increased 4% to $1.53 billion in the three months ended June 30, 2012, an increase of $60.2 million compared to the three months ended June 30, 2011. Although sales grew year over year in the three months ended June 30, 2012, we experienced a decline in gross margin during the quarter due to a higher percentage of lower margin sales to large enterprise and public sector clients and a reduction in partner funding during the period. Although gross profit for the three months ended June 30, 2012 decreased 1% year to year to $201.3 million, and gross margin decreased 70 basis points to 13.2%, our operating leverage, particularly in North America, drove growth in earnings from operations during the second quarter of 2012. On a consolidated basis, we reported earnings from operations of $55.3 million, net earnings of $35.3 million and diluted earnings per share of $0.79 for the second quarter of 2012. This compares to earnings from operations of $54.4 million, net earnings of $35.3 million and diluted earnings per share of $0.75 for the second quarter of 2011.

Results for the second quarter of 2012 include Ensynch, which the Company acquired effective October 1, 2011 in North America and Inmac, which the Company acquired effective February 1, 2012 in EMEA.

Our consolidated results of operations for the second quarter of 2012 include $2.4 million, $1.6 million net of tax, of severance expense, compared to $3.4 million, $2.3 million net of tax, recorded during the second quarter of 2011.

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

Results of Operations

The following table sets forth for the periods presented certain financial data as a percentage of net sales for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	86.8	86.1	86.6	86.4

Gross profit	13.2	13.9	13.4	13.6
Selling and administrative expenses	9.4	10.0	10.4	10.6
Severance and restructuring expenses	0.2	0.2	0.1	0.1

Earnings from operations	3.6	3.7	2.9	2.9
Non-operating expense, net	0.1	0.1	0.0	0.1

Earnings before income taxes	3.5	3.6	2.9	2.8
Income tax expense	1.2	1.2	1.0	1.0

Net earnings	2.3%	2.4%	1.9%	1.8%

We experience certain seasonal trends in our sales of IT hardware, software and services. Software sales are typically higher in our second and fourth quarters, particularly the second quarter; business clients, particularly larger enterprise businesses in the U.S., tend to spend more in our fourth quarter as they utilize their remaining capital budget authorizations and less in the first quarter; sales to the federal government in the U.S. are often stronger in our third quarter; and sales to public sector clients in the United Kingdom are often stronger in our first quarter. These trends create overall seasonality in our consolidated results such that sales and profitability are expected to be higher in the second and fourth quarters of the year.

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

Net Sales. Net sales for the three months ended June 30, 2012 increased 4% compared to the three months ended June 30, 2011. Net sales for the six months ended June 30, 2012 increased 3% compared to the six months ended June 30, 2011. Our net sales by operating segment were as follows (dollars in thousands):

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2012	2011	Change	2012	2011	Change
North America	$992,970	$989,323	—	$1,849,297	$1,836,362	1%
EMEA	459,714	402,879	14%	808,548	739,856	9%
APAC	76,491	76,758	—	115,512	112,638	3%

Consolidated	$1,529,175	$1,468,960	4%	$2,773,357	$2,688,856	3%

Net sales in North America were flat for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Net sales of software increased 12% year over year, while net sales of hardware and services decreased 4% and 13%, respectively, year to year. The software growth was driven by increased demand for office productivity applications across all client groups. Hardware and services sales comparisons continued to reflect large client deployments in the prior year period that concluded in the second half of 2011 and were not completely replaced in the second quarter of 2012 by new client engagements.

Net sales in North America increased approximately 1%, or $12.9 million, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. On a year to date basis, net sales of software increased 11% year over year, while net sales of hardware and services decreased 3% and 11%, respectively, year to year.

Net sales in EMEA increased 14%, or $56.8 million, in U.S. dollars, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Excluding the effects of foreign currency movements, net sales increased 24% compared to the second quarter of last year. Net sales of hardware, software and services were up 31%, 8% and 13%, respectively, year over year in U.S. dollars, up 35%, 20% and 22%, respectively, excluding the effects of foreign currency movements. Approximately two thirds of the growth in hardware was contributed by the acquisition of Inmac, and one third was the result of organic growth, primarily in the large enterprise client space. The increase in software net sales was due primarily to higher volume with existing clients. The increase in net sales of services was due primarily to higher volume and new client engagements.

Net sales in EMEA increased 9%, or $68.7 million, in U.S. dollars, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Excluding the effects of foreign currency movements, net sales increased 16% compared to the first six months of last year. On a year to date basis, net sales of hardware, software and services were up 26%, 2% and 15%, respectively, year over year in U.S. dollars, up 30%, 10% and 22%, respectively, excluding the effects of foreign currency movements.

Our APAC segment recognized net sales of $76.5 million for the three months ended June 30, 2012, which were flat year over year compared to the three months ended June 30, 2011 in U.S. dollars, an increase of 5% excluding the effects of foreign currency movements. The increase primarily resulted from an increase in sales to public sector clients in the Australian market.

Our APAC segment recognized net sales of $115.5 million for the six months ended June 30, 2012, an increase of 3% compared to the six months ended June 30, 2011 in U.S. dollars, 5% excluding the effects of foreign currency movements. The increase primarily resulted from an increase in sales to public sector and commercial clients in the Australian market.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

The percentage of net sales by category for North America, EMEA and APAC were as follows for the three months ended June 30, 2012 and 2011:

	North America Three Months Ended June 30,		EMEA Three Months Ended June 30,		APAC Three Months Ended June 30,
Sales Mix	2012	2011	2012	2011	2012	2011
Hardware	59%	62%	30%	26%	2%	1%
Software	35%	32%	69%	72%	96%	97%
Services	6%	6%	1%	2%	2%	2%

	100%	100%	100%	100%	100%	100%

The percentage of net sales by category for North America, EMEA and APAC were as follows for the six months ended June 30, 2012 and 2011:

	North America Six Months Ended June 30,		EMEA Six Months Ended June 30,		APAC Six Months Ended June 30,
Sales Mix	2012	2011	2012	2011	2012	2011
Hardware	61%	63%	35%	30%	2%	1%
Software	33%	30%	63%	68%	95%	97%
Services	6%	7%	2%	2%	3%	2%

	100%	100%	100%	100%	100%	100%

Currently, our offerings in North America and select countries in EMEA include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and select software-related services.

Gross Profit. Gross profit for the three months ended June 30, 2012 declined 1% compared to the three months ended June 30, 2011, with gross margin decreasing 70 basis points to 13.2% for the three months ended June 30, 2012 compared to 13.9% for the three months ended June 30, 2011. For the six months ended June 30, 2012, gross profit increased 1% compared to the six months ended June 30, 2011, with gross margin decreasing 20 basis points to 13.4% for the six months ended June 30, 2012 compared to 13.6% for the six months ended June 30, 2011. Our gross profit and gross profit as a percentage of net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	% of Net Sales	2011	% of Net Sales	2012	% of Net Sales	2011	% of Net Sales
North America	$130,357	13.1%	$132,139	13.4%	$243,993	13.2%	$241,599	13.2%
EMEA	59,249	12.9%	59,858	14.9%	109,663	13.6%	107,073	14.5%
APAC	11,680	15.3%	12,182	15.9%	18,002	15.6%	17,987	16.0%

Consolidated	$201,286	13.2%	$204,179	13.9%	$371,658	13.4%	$366,659	13.6%

North America’s gross profit for the three months ended June 30, 2012 declined 1% compared to the three months ended June 30, 2011. As a percentage of net sales, gross margin decreased year to year, due primarily to a decrease in product margin, which includes vendor funding and freight, of approximately 30 basis points, primarily driven by a reduction in payments and credits from partners pursuant to volume sales and purchase incentive programs during the three months ended June 30, 2012. For the six months ended June 30, 2012, gross profit increased 1% compared to the six months ended June 30, 2011. As a percentage of net sales, gross margin remained flat at 13.2% reflecting the year to date decrease in product margin, which includes vendor funding and freight, of 14 basis points, offset by a 15 basis point improvement in margin generated by services due to the year over year comparison being positively affected by large client deployments in the prior year period that were at lower margins and increased profitability on new engagements year over year.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

EMEA’s gross profit declined 1% in U.S. dollars for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Excluding the effects of foreign currency movements, gross profit was up 7% compared to the second quarter of last year. As a percentage of net sales, gross margin decreased year to year, due primarily to a decrease in product margin, which includes vendor funding and freight, of 98 basis points, primarily driven by a higher percentage of sales to large enterprise clients, which are generally transacted at lower gross margins, an 88 basis point decline in margin from agency fees for enterprise software agreements due to the effect of program changes from our largest software partner that became effective in the fourth quarter of 2011, and a decrease in margin contributed by services sales of 12 basis points. For the six months ended June 30, 2012, gross profit increased 2% compared to the six months ended June 30, 2011. Excluding the effects of foreign currency movements, gross profit increased 9% compared to the first six months of last year. As a percentage of net sales, gross margin for the six month periods decreased year to year, due primarily to an 85 basis point decline in margin from agency fees for enterprise software agreements due to lower volume and the effect of program changes from our largest software partner that became effective in the fourth quarter of 2011.

APAC’s gross profit declined 4% for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Excluding the effects of foreign currency movements, gross profit increased 1% compared to the second quarter of last year. As a percentage of net sales, gross margin declined approximately 60 basis points year to year, due primarily to a higher percentage of lower margin public sector business, which is typically transacted at lower margins. For the six months ended June 30, 2012, gross profit remained flat compared to the six months ended June 30, 2011. Excluding the effects of foreign currency movements, gross profit increased 2% compared to the first six months of last year. As a percentage of net sales, gross margin declined 40 basis points year to year, due primarily to an increase in the percentage of lower-margin public sector business.

Operating Expenses.

Selling and Administrative Expenses. Selling and administrative expenses decreased $2.8 million, or 2%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. For the six months ended June 30, 2012, selling and administrative expenses increased $1.5 million, or less than 1%, compared to the six months ended June 30, 2011. Our selling and administrative expenses as a percent of net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	% of Net Sales	2011	% of Net Sales	2012	% of Net Sales	2011	% of Net Sales
North America	$90,342	9.1%	$94,994	9.6%	$182,326	9.9%	$187,575	10.2%
EMEA	46,932	10.2%	44,606	11.1%	92,324	11.4%	85,658	11.6%
APAC	6,327	8.3%	6,786	8.8%	12,345	10.7%	12,254	10.9%

Consolidated	$143,601	9.4%	$146,386	10.0%	$286,995	10.4%	$285,487	10.6%

North America’s selling and administrative expenses decreased 5%, or $4.7 million, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and, as a percentage of net sales, decreased 50 basis points to 9.1%. This decline is primarily due to a decrease in variable compensation of $1.5 million on lower gross profit performance and a decrease in other teammate and general operating expenses of $1.9 million as we continued to manage our discretionary spending. In addition, we recognized a gain of $1.2 million on the sale of a portfolio of non-core service contracts in the three months ended June 30, 2012. For the six months ended June 30, 2012, selling and administrative expenses decreased 3%, or $5.2 million, compared to the six months ended June 30, 2011. During the six months ended June 30, 2012, we continued our focus on control of selling and administrative expenses and also recognized the $1.2 million gain noted above. In addition, the year over year comparison was affected by a non-cash charge of approximately $1.4 million during the six months ended June 30, 2011 to write-off certain computer software development costs that were not placed into service as a result of the North America IT systems integration project.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

EMEA’s selling and administrative expenses increased 5%, or $2.3 million in U.S. dollars, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, but decreased approximately 90 basis points year to year as a percent of net sales to 10.2%, due primarily to the effects of variable compensation related to decreased gross profit when sales increased. Excluding the effects of foreign currency movements, selling and administrative expenses increased 14% compared to the second quarter of last year. The year over year increase was primarily driven by increases in salaries and benefits due to investments in headcount to support the roll-out of our hardware sales capability in the Netherlands and France and the addition of Inmac to our portfolio in February 2012. For the six months ended June 30, 2012, selling and administrative expenses increased 8%, or $6.7 million in U.S. dollars, compared to the six months ended June 30, 2011. Excluding the effects of foreign currency movements, selling and administrative expenses increased 14% compared to the first six months of last year. The increase in selling and administrative expenses is primarily attributable to increases in salaries and benefits due to investments in headcount.

APAC’s selling and administrative expenses decreased 7%, or $459,000 in U.S. dollars, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, decreasing year to year as a percent of net sales by approximately 50 basis points to 8.3%. Excluding the effects of foreign currency movements, selling and administrative expenses decreased 3% compared to the second quarter of last year. The decrease year to year was primarily driven by decreases in variable compensation on decreased gross profit. For the six months ended June 30, 2012, selling and administrative expenses increased less than 1% in U.S. dollars, compared to the six months ended June 30, 2011. Excluding the effects of foreign currency movements, selling and administrative expenses increased 1% compared to the first six months of last year.

Severance and Restructuring Expenses. During the three months ended June 30, 2012, North America and EMEA recorded severance expense, net of adjustments, of $894,000 and $1.5 million, respectively, related to certain restructuring activities. During the six months ended June 30, 2012, North America and EMEA recorded severance expense, net of adjustments, totaling $1.4 million and $2.4 million, respectively. These charges in North America and EMEA were related to the elimination of certain positions in a re-alignment of roles and responsibilities. Comparatively, during the three months ended June 30, 2011, North America and EMEA recorded severance expense of $1.1 million, net of adjustments, and $2.3 million, respectively, and during the six months ended June 30, 2011, North America and EMEA recorded severance expense, net of adjustments, totaling $1.4 million and $2.5 million, respectively.

Non-Operating (Income) Expense.

Interest Income. Interest income for the three and six months ended June 30, 2012 and 2011 was generated through cash equivalent short-term investments. Interest income decreased year to year due to lower interest rates.

Interest Expense. Interest expense for the three and six months ended June 30, 2012 and 2011 primarily relates to borrowings under our financing facilities and capital lease obligation and imputed interest under our inventory financing facility. Interest expense for the three and six months ended June 30, 2012 declined 9%, or $154,000, and 12%, or $408,000, respectively, compared to the three and six months ended June 30, 2011. The decrease was due primarily to lower average borrowing rates year to year. Imputed interest under our inventory financing facility was $409,000 and $846,000 for the three and six months ended June 30, 2012, respectively, compared to $462,000 and $1.1 million for the three and six months ended June 30, 2011, respectively. These decreases were due to decreased weighted average interest rates and lower average balances outstanding under the facility. For a description of our various financing facilities, see Note 3 to our Consolidated Financial Statements in Part I, Item 1 of this report.

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

Income Tax Expense. Our effective tax rate for the three months ended June 30, 2012 was 34.9% compared to 33.9% for the three months ended June 30, 2011. Our effective tax rate for the six months ended June 30, 2012 and 2011 was 35.2% and 35.4%, respectively. The increase in our effective tax rate for the three months ended June 30, 2012 was primarily due to the release of a valuation allowance in the United Kingdom in the prior year period, which decreased the prior year rate. The decrease in our effective tax rate for the six month periods was primarily due to tax benefits related to the resolution of an audit in the United Kingdom and changes in estimates for certain U.S. deferred tax items, both of which reduced the rate for the six months ended June 30, 2012. The gain on bargain purchase of Inmac in EMEA being tax effected at a rate less than our statutory U.S. federal rate also decreased the current period rate. In the six months ended June 30, 2011, the decrease in the rate from the release of the valuation allowance in the United Kingdom discussed above was partially offset by the revaluation of our deferred tax assets in the prior year period to reflect changes to statutory tax rates, which increased the prior year rate.

Liquidity and Capital Resources

The following table sets forth certain consolidated cash flow information for the six months ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended June 30,
	2012	2011
Net cash provided by (used in) operating activities	$11,166	$(3,418)
Net cash used in investing activities	(19,774)	(10,395)
Net cash provided by (used in) financing activities	8,205	(2,578)
Foreign currency exchange effect on cash flows	1,080	7,831

Increase (decrease) in cash and cash equivalents	677	(8,560)
Cash and cash equivalents at beginning of period	128,336	123,763

Cash and cash equivalents at end of period	$129,013	$115,203

Cash and Cash Flow

Our primary uses of cash during the six months ended June 30, 2012 were to fund working capital requirements and to fund capital expenditures. Operating activities in the six months ended June 30, 2012 provided $11.2 million in cash, compared to using $3.4 million of cash in operating activities during the six months ended June 30, 2011, reflecting lower working capital needs during the six months ended June 30, 2012. We had net combined borrowings on our long-term debt under our senior revolving credit facility and our accounts receivable securitization financing facility of $5.0 million and net borrowings under our inventory financing facility of $6.5 million during the six months ended June 30, 2012. Capital expenditures were $15.9 million for the six months ended June 30, 2012, a 53% increase over the six months ended June 30, 2011, primarily related to investments in our IT systems. Cash flows for the six months ended June 30, 2012 and 2011 benefited $1.1 million and $7.8 million, respectively, from the foreign currency exchange effect on cash flows.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Net cash provided by (used in) operating activities. Cash flows from operations for the six months ended June 30, 2012 and 2011 reflect our net earnings, adjusted for non-cash items such as depreciation, amortization, stock-based compensation expense, gain on bargain purchase and write-offs and write-downs of assets, as well as changes in accounts receivable, accounts payable, deferred revenue and accrued expenses and other liabilities. For both periods, the increases in accounts receivable and accounts payable are due to the seasonal increase in net sales from the fourth quarter to the second quarter, resulting in higher accounts receivable and accounts payable balances as of June 30, compared to December 31. The increases in accounts receivable and accounts payable during the six months ended June 30, 2012 were higher than during the six months ended June 30, 2011 as a result of the timing of the related sales activity. For the 2011 period, the decreases in other current assets and deferred revenue were primarily due to a large project for which we deferred revenue recognition and the related costs as of December 31, 2010 until we received client acceptance of the work performed throughout the first two quarters of 2011.

Our consolidated cash flow operating metrics for the quarter ended June 30, 2012 and 2011 are as follows:

	2012	2011
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	81	78
Days inventory outstanding (“DIOs”) (b)	8	9
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(67)	(64)

Cash conversion cycle (days) (d)	22	23

(a)	Calculated as the balance of accounts receivable, net at the end of the period divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 91 days.
(b)	Calculated as average inventories divided by daily costs of goods sold. Average inventories is calculated as the sum of the balances of inventories at the beginning of the quarter plus inventories at the end of the quarter divided by two. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 91 days.
(c)	Calculated as the balances of accounts payable, which includes the inventory financing facility, at the end of the period divided by daily costs of goods sold. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 91 days.
(d)	Calculated as DSOs plus DIOs, less DPOs.

Our cash conversion cycle was 22 days in the quarter ended June 30, 2012 compared to 23 days in the quarter ended June 30, 2011. The year over year increase in DSOs was offset by an increase in DPOs period to period. The one day improvement in our cash conversion cycle was due primarily to the improvement in DIOs period to period resulting from tighter inventory management in our North America operations.

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

Net cash used in investing activities. Capital expenditures of $15.9 million and $10.4 million for the six months ended June 30, 2012 and 2011, respectively, were primarily related to investments in our IT systems. We expect capital expenditures for the full year 2012 to be between $20.0 million and $25.0 million, primarily for the integration of our IT systems in North America onto a single platform by the end of 2012, continuation of the IT systems upgrade in additional countries in our EMEA operations and other facility and technology related maintenance and upgrade projects.

During the six months ended June 30, 2012, we acquired Inmac for $3.8 million, net of cash acquired.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Net cash provided by (used in) financing activities. During the six months ended June 30, 2012, we had net borrowings on our senior revolving credit facility and ABS facility that increased our outstanding debt balance by $5.0 million, and we had net borrowings of $6.5 million under our inventory financing facility during the period. During the six months ended June 30, 2011, we had net borrowings on our senior revolving credit facility that increased our outstanding debt balance by $51.0 million, and we used $38.0 million to pay down our inventory financing facility in accordance with its payment terms. During the six months ended June 30, 2011, we also funded repurchases of 873,261 shares of our common stock in open market transactions at a total cost of approximately $14.1 million (an average price of $16.20 per share). These repurchases were part of a program approved by our Board of Directors in May 2011 authorizing the purchase of up to $50.0 million of our common stock. All shares repurchased were retired as of June 30, 2011.

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our senior revolving credit facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization and (iv) non-cash stock-based compensation (referred to herein as “adjusted earnings”). The maximum leverage ratio permitted under the amended agreements is 2.75 times trailing twelve-month adjusted earnings. We anticipate that we will be in compliance with our maximum leverage ratio requirements over the next four quarters. However, a significant drop in the Company’s adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below the Company’s consolidated maximum debt capacity. As of June 30, 2012, the Company’s debt balance that could have been outstanding under our amended senior revolving credit facility and our amended ABS facility was $549.0 million. Our debt balance as of June 30, 2012 was $121.1 million, including our capital lease obligation for certain IT equipment. As of June 30, 2012, the current portion of our long-term debt relates solely to our capital lease obligation. See Note 3 to our Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of amendments made to our senior revolving credit facility, our ABS facility and our inventory financing facility effective April 26, 2012.

We anticipate that cash flows from operations, together with the funds available under our amended financing facilities, will be adequate to support our presently anticipated cash and working capital requirements for operations as well as other strategic investments over the next 12 months.

Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the U.S. We do not provide for U.S. income taxes on the undistributed earnings of those of our foreign subsidiaries where earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. As of June 30, 2012, we had approximately $102.7 million in cash and cash equivalents in certain of our foreign subsidiaries where we consider undistributed earnings of these foreign subsidiaries to be permanently reinvested. As of June 30, 2012, the majority of our foreign cash resides in Canada, Australia, the Netherlands and the United Kingdom. Certain of these cash balances could and will be remitted to the U.S. by paying down intercompany payables generated in the ordinary course of business. This repayment would not change our policy to indefinitely reinvest earnings of our foreign subsidiaries. We intend to use undistributed earnings for general business purposes in the foreign jurisdictions as well as to fund our IT systems, potential small acquisitions and various facility upgrades.

Off-Balance Sheet Arrangements

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

The following table summarizes our open foreign currency forward contracts held at June 30, 2012. All U.S. dollar and foreign currency amounts (British Pounds Sterling) are presented in thousands.

	Buy	Buy	Buy
Foreign Currency	GBP	GBP	GBP
Foreign Amount	2,000	2,500	2,000
USD Equivalent	$3,171	$3,900	$3,110
Weighted Average Maturity	Less than 1 month	Less than 1 month	Less than 1 month

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and determined that as of June 30, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

We currently have two significant IT systems projects that are in various phases of planning or implementation, one to integrate our IT systems in North America onto a single platform and one to convert all countries in our EMEA operations onto a single platform. We believe these upgraded IT systems will support the growth of the Company and our strategic initiatives. During the second quarter of 2012, we successfully completed our first significant milestone in the North America project by upgrading our core Enterprise Resource Planning system and by upgrading and integrating systems associated with our services business. Additionally, we continued to deploy new systems in EMEA, most recently in France, and plan to convert the United Kingdom by the end of 2012.

We are employing a project management approach and are following a system implementation life cycle process that requires significant pre-implementation planning, design and testing. Our implementations are in phases, and legacy operating and financial information has been, and will be, migrated to these IT systems. Certain processes, controls and procedures have been modified as a result of these IT systems projects.

There was no other change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended June 30, 2012.

We have never paid a cash dividend on our common stock, and our senior revolving credit facility contains restrictions on the payment of cash dividends. We currently intend to reinvest all of our earnings into our business and do not intend to pay any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three months ended June 30, 2012.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

INSIGHT ENTERPRISES, INC.

Item 6. Exhibits.

(a)	Exhibits (unless otherwise noted, exhibits are filed herewith).

Exhibit No.	Description
3.1	Composite Certificate of Incorporation of Insight Enterprises, Inc. (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the year ended December 31, 2005).

3.2	Amended and Restated Bylaws of Insight Enterprises, Inc. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on January 14, 2008).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).

10.1	Third Amended and Restated Credit Agreement, dated as of April 26, 2012, by and among Insight Enterprises, Inc., Insight Enterprises B.V., Insight Direct (UK) Ltd., as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on May 2, 2012).

10.2	Amended and Restated Credit Agreement, dated as of April 26, 2012, by and among Calence, LLC, Insight Direct USA, Inc. and Insight Public Sector, Inc., as Resellers, Castle Pines Capital LLC, as administrative agent, Wells Fargo Capital Finance, LLC, as collateral agent, syndication agent and administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on May 2, 2012).

10.3	Omnibus Amendment and Joinder to Receivables Purchase Agreement, dated as of April 26, 2012, among Insight Receivables, LLC, Insight Enterprises, Inc., Insight Direct USA, Inc., Insight Public Sector, Inc., the purchasers and managing agents party thereto and JPMorgan Chase Bank, N.A., as Agent (incorporated by reference to Exhibit 10.3 of our current report on Form 8-K filed on May 2, 2012).

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14.

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T. In accordance with Rule 406T of Regulation S-T, the information in this exhibit shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

INSIGHT ENTERPRISES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2012	INSIGHT ENTERPRISES, INC.

	By:	/s/ Kenneth T. Lamneck
Kenneth T. Lamneck
President and Chief Executive Officer
(Duly Authorized Officer)

	By:	/s/ Glynis A. Bryan
Glynis A. Bryan
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Dana A. Leighty
Dana A. Leighty
Vice President, Finance
(Principal Accounting Officer)