Form 10-Q
period 2012-09-30
INSIGHT ENTERPRISES INC
filed 2012-11-01
CIK 932696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

The number of shares outstanding of the issuer’s common stock as of October 26, 2012 was 44,555,776.

INSIGHT ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q

Three Months Ended September 30, 2012

INSIGHT ENTERPRISES, INC.

FORWARD-LOOKING INFORMATION

Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect net sales, gross profit, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows, working capital needs, sources and uses, cash needs and the sufficiency of our capital resources; details of our business strategy and our strategic initiatives, including the anticipated benefits of our acquisitions and IT systems upgrades; projections of capital expenditures; our intention not to pay dividends; projections of compliance with our debt covenants; the effect of new accounting principles or changes in accounting principles; the effect of indemnification obligations and other off-balance sheet arrangements; projections about the outcome of ongoing tax audits; statements related to accounting estimates, including estimated stock-based compensation award forfeitures and the realization of deferred tax assets and the amortization of acquired intangible assets; the timing of amortization of stock-based compensation expense and the payment of accrued severance and restructuring costs; our intention to use cash in excess of working capital needs to pay down debt and support capital expenditures; our intention to reinvest undistributed earnings of foreign subsidiaries outside the United States and the anticipated character of those investments; our expectations regarding seasonality; the sufficiency of our provisions for litigation losses and our strategies with respect to ongoing and threatened litigation, including those matters identified in “Legal Proceedings” in Part II, Item 1 of this report; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that the results discussed in the forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$140,675	$128,336
Accounts receivable, net of allowance for doubtful accounts of $19,414 and $18,803, respectively	956,048	1,208,276
Inventories	103,893	114,763
Inventories not available for sale	33,774	43,816
Deferred income taxes	17,055	17,344
Other current assets	33,446	23,144

Total current assets	1,284,891	1,535,679
Property and equipment, net of accumulated depreciation of $223,290 and $208,099, respectively	143,710	140,705
Goodwill	26,257	26,257
Intangible assets, net of accumulated amortization of $68,044 and $60,822, respectively	50,388	59,021
Deferred income taxes	65,042	70,771
Other assets	21,559	25,178

	$1,591,847	$1,857,611

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$597,804	$882,384
Accrued expenses and other current liabilities	127,598	178,749
Current portion of long-term debt	858	1,017
Deferred revenue	36,854	47,012

Total current liabilities	763,114	1,109,162
Long-term debt	112,000	115,602
Deferred income taxes	658	1,186
Other liabilities	34,436	34,829

	910,208	1,260,779

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 44,555 shares at September 30, 2012 and 43,919 shares at December 31, 2011 issued and outstanding	446	439
Additional paid-in capital	367,547	360,370
Retained earnings	295,121	223,125
Accumulated other comprehensive income – foreign currency translation adjustments	18,525	12,898

Total stockholders’ equity	681,639	596,832

	$1,591,847	$1,857,611

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$1,181,409	$1,238,019	$3,954,766	$3,926,875
Costs of goods sold	1,013,784	1,074,504	3,415,483	3,396,701

Gross profit	167,625	163,515	539,283	530,174
Operating expenses:
Selling and administrative expenses	136,259	135,071	423,254	420,558
Severance and restructuring expenses	705	529	4,456	4,458

Earnings from operations	30,661	27,915	111,573	105,158
Non-operating (income) expense:
Interest income	(489)	(536)	(1,128)	(1,294)
Interest expense	1,702	1,753	4,750	5,209
Gain on bargain purchase	—	—	(2,022)	—
Net foreign currency exchange (gain) loss	426	633	(872)	(531)
Other expense, net	319	451	952	1,240

Earnings before income taxes	28,703	25,614	109,893	100,534
Income tax expense	9,349	8,448	37,897	34,953

Net earnings	$19,354	$17,166	$71,996	$65,581

Net earnings per share:
Basic	$0.43	$0.38	$1.62	$1.43

Diluted	$0.43	$0.38	$1.61	$1.41

Shares used in per share calculations:
Basic	44,510	44,886	44,360	46,001

Diluted	44,869	45,417	44,777	46,550

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net earnings	$19,354	$17,166	$71,996	$65,581
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	6,056	(12,622)	5,627	(2,638)

Total comprehensive income	$25,410	$4,544	$77,623	$62,943

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net earnings	$71,996	$65,581
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	30,635	29,033
Provision for losses on accounts receivable	2,826	3,387
Write-downs of inventories	2,240	6,319
Write-off of computer software development costs	36	1,390
Non-cash stock-based compensation	6,467	5,579
Gain on bargain purchase	(2,022)	—
Excess tax benefit from employee gains on stock-based compensation	(1,942)	(1,569)
Deferred income taxes	5,913	7,683
Changes in assets and liabilities:
Decrease in accounts receivable	268,880	230,630
Decrease in inventories	22,687	1,901
(Increase) decrease in other current assets	(9,673)	21,021
Decrease (increase) in other assets	6,082	(2,169)
Decrease in accounts payable	(309,447)	(281,221)
Decrease in deferred revenue	(11,896)	(30,937)
Decrease in accrued expenses and other liabilities	(52,690)	(46,566)

Net cash provided by operating activities	30,092	10,062

Cash flows from investing activities:
Acquisition, net of cash acquired	(3,831)	—
Purchases of property and equipment	(22,454)	(16,883)

Net cash used in investing activities	(26,285)	(16,883)

Cash flows from financing activities:
Borrowings on senior revolving credit facility	713,953	971,000
Repayments on senior revolving credit facility	(826,953)	(905,500)
Borrowings on accounts receivable securitization financing facility	450,000	40,000
Repayments on accounts receivable securitization financing facility	(340,000)	(40,000)
Payments on capital lease obligation	(761)	(746)
Net borrowings (repayments) under inventory financing facility	9,290	(33,214)
Payment of deferred financing fees	(2,554)	—
Proceeds from sales of common stock under employee stock plans	2,641	38
Excess tax benefit from employee gains on stock-based compensation	1,942	1,569
Payment of payroll taxes on stock-based compensation through shares withheld	(3,046)	(2,544)
Repurchases of common stock	—	(50,000)

Net cash provided by (used in) financing activities	4,512	(19,397)

Foreign currency exchange effect on cash flows	4,020	1,135

Increase (decrease) in cash and cash equivalents	12,339	(25,083)
Cash and cash equivalents at beginning of period	128,336	123,763

Cash and cash equivalents at end of period	$140,675	$98,680

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2012, our results of operations for the three and nine months ended September 30, 2012 and 2011 and our cash flows for the nine months ended September 30, 2012 and 2011. The consolidated balance sheet as of December 31, 2011 was derived from the audited consolidated balance sheet at such date. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission (“SEC”) and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net earnings	$19,354	$17,166	$71,996	$65,581

Denominator:
Weighted average shares used to compute basic EPS	44,510	44,886	44,360	46,001
Dilutive potential common shares due to dilutive options and restricted stock units, net of tax effect	359	531	417	549

Weighted average shares used to compute diluted EPS	44,869	45,417	44,777	46,550

Net earnings per share:
Basic	$0.43	$0.38	$1.62	$1.43

Diluted	$0.43	$0.38	$1.61	$1.41

For the three months ended September 30, 2012, all weighted average outstanding stock options were included in the diluted EPS calculations because the exercise prices of these options were less than the average market price of our common stock during the period. For the three months ended September 30, 2011, 200,000 weighted average outstanding stock options were not included in the diluted EPS calculations because the exercise prices of these options were greater than the average market price of our common stock during the period. For the nine months ended September 30, 2012 and 2011, the excluded weighted average outstanding stock options were 50,000 and 210,000, respectively.

3.	Debt, Capital Lease Obligation and Inventory Financing Facility

Debt

Our long-term debt consists of the following (in thousands):

	September 30, 2012	December 31, 2011
Senior revolving credit facility	$2,000	$115,000
Accounts receivable securitization financing facility	110,000	—
Capital lease obligation	858	1,619

Total	112,858	116,619
Less: current portion of obligation under capital lease	(858)	(1,017)
Less: current portion of revolving credit facilities	—	—

Long-term debt	$112,000	$115,602

On April 26, 2012, we entered into amendments to our senior revolving credit facility and our accounts receivable securitization financing facility (the “ABS facility”).

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Our senior revolving credit facility was amended to increase the maximum borrowing capacity from $300,000,000 to an aggregate U.S. dollar equivalent amount of $350,000,000, $25,000,000 of which is available for borrowings in certain foreign currencies and in U.S. dollars. Additionally, $25,000,000 is available for the issuance of letters of credit. The senior revolving credit facility is guaranteed by the Company’s material domestic subsidiaries and is secured by a lien on substantially all of the Company’s and each guarantor’s assets. The interest rates applicable to borrowings under the senior revolving credit facility are based on the leverage ratio of the Company as set forth on a pricing grid in the amended agreement. Amounts outstanding under the amended senior revolving credit facility bear interest, payable quarterly, at a floating rate equal to the prime rate plus a predetermined spread of 0.00% to 0.75% or, at our option, a LIBOR rate plus a pre-determined spread of 1.25% to 2.25%. The balance of $2,000,000 outstanding at September 30, 2012 was borrowed under the prime rate option at 3.25% per annum. In addition, we pay a quarterly commitment fee on the unused portion of the facility of 0.25% to 0.45%, and our letter of credit participation fee ranges from 1.25% to 2.25%. The amended senior revolving credit facility matures on April 26, 2017.

Our ABS facility was amended to increase the aggregate borrowing availability from $150,000,000 to $200,000,000, to extend the maturity date of the facility to April 24, 2015, and to modify interest rates and fees for used and unused capacity under the facility. Under the amended ABS facility, interest is payable monthly, and the floating interest rate applicable at September 30, 2012 was 1.12% per annum, including a 0.90% usage fee on any outstanding balances. In addition, we pay a monthly commitment fee on the unused portion of the facility of 0.30% if the facility is 50% or more utilized and 0.40% if the facility is less than 50% utilized. While the ABS facility has a stated maximum amount, the actual availability under the ABS facility is limited by the quantity and quality of the underlying accounts receivable. As of September 30, 2012, qualified receivables were sufficient to permit access to the full $200,000,000 facility amount.

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our senior revolving credit facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization and (iv) non-cash stock-based compensation (“adjusted earnings”). The maximum leverage ratio permitted under the amended agreements is 2.75 times trailing twelve-month adjusted earnings. A significant drop in the Company’s adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below the Company’s consolidated maximum debt capacity. As of September 30, 2012, the Company’s debt balance that could have been outstanding under our senior revolving credit facility and our ABS facility was $550,000,000.

Our senior revolving credit facility and ABS facility also contain various other covenants, including the requirement that we comply with minimum fixed charge and minimum asset coverage ratio requirements and meet monthly, quarterly and annual reporting requirements. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified period of time. At September 30, 2012, we were in compliance with all such covenants.

Capital Lease Obligation

The present value of minimum lease payments under our capital lease and the current portion thereof are included in our debt balances as summarized in the table above. The value of the IT equipment held under the capital lease of $3,867,000 is included in property and equipment, with accumulated depreciation on the capital lease assets of $3,039,000 and $2,287,000 as of September 30, 2012 and December 31, 2011, respectively.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Inventory Financing Facility

On April 26, 2012, we also entered into an amendment to our inventory financing facility, which increased the aggregate availability for vendor purchases from $150,000,000 to $200,000,000 and extended the maturity date of the facility to April 26, 2017.

As of September 30, 2012 and December 31, 2011, $103,223,000 and $93,933,000, respectively, were included in accounts payable within our consolidated balance sheets related to our inventory financing facility.

4.	Income Taxes

Our effective tax rate for the three and nine months ended September 30, 2012 was 32.6% and 34.5%, respectively. For the three months ended September 30, 2012, our effective tax rate was lower than the United States federal statutory rate of 35.0% due primarily to the recognition of foreign tax credits and lower taxes on earnings in foreign jurisdictions, partially offset by increases in reserves for unrecognized tax benefits and by state income taxes, net of federal income tax benefit. For the nine months ended September 30, 2012, our effective tax rate was slightly lower than the United States federal statutory rate of 35.0% due primarily to lower taxes on earnings in foreign jurisdictions, the recognition of foreign tax credits, tax benefits related to the resolution of an audit in the United Kingdom and changes in estimates for certain U.S. deferred tax items, offset by increases in reserves for unrecognized tax benefits and by state income taxes, net of federal income tax benefit.

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

As of September 30, 2012 and December 31, 2011, we had $6,379,000 and $5,052,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $505,000 and $477,000 relate to accrued interest as of September 30, 2012 and December 31, 2011, respectively.

Several of our subsidiaries are currently under audit for tax years 2006 through 2010. It is reasonably possible that the examination phase of these audits may conclude in the next 12 months and that the related unrecognized tax benefits for uncertain tax positions may change, potentially having a material effect on our effective tax rate. However, based on the status of the various examinations in multiple jurisdictions, an estimate of the range of reasonably possible outcomes cannot be made at this time.

5.	Severance and Restructuring Activities

Severance Costs Expensed for 2012 Resource Actions

During the three months ended September 30, 2012, North America recorded severance expense totaling $916,000 and EMEA recorded a reduction to severance and restructuring expenses of $129,000 due to changes in estimates as cash payments were made, and during the nine months ended September 30, 2012, North America and EMEA recorded severance expenses totaling $2,487,000 and $2,647,000, respectively, related to 2012 resource actions. The charges in North America and EMEA were related to the elimination of certain positions because of a re-alignment of roles and responsibilities. The charges during the three months ended September 30, 2012 were due primarily to organizational restructuring efforts associated with the integration of our IT systems in North America onto a single platform.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table details the 2012 activity and the outstanding obligation related to the 2012 resource actions as of September 30, 2012 (in thousands):

	North America	EMEA	Consolidated
Severance costs	$2,487	$2,647	$5,134
Foreign currency translation adjustments	—	1	1
Cash payments	(1,365)	(1,182)	(2,547)

Balance at September 30, 2012	$1,122	$1,466	$2,588

The remaining outstanding obligations are expected to be paid during the next 12 months and are therefore included in accrued expenses and other current liabilities.

Severance Costs Expensed for 2011 Resource Actions

During the year ended December 31, 2011, North America and EMEA recorded severance expense totaling $2,425,000 and $2,737,000, respectively, relating to 2011 restructuring actions. The charges were associated with severance for the elimination of certain positions based on a re-alignment of roles and responsibilities. As of December 31, 2011, the total remaining obligations recorded in our North America and EMEA segments related to these resource actions were approximately $625,000 and $1,224,000, respectively. During the nine months ended September 30, 2012, the liabilities were settled, including adjustments recorded as a reduction to severance and restructuring expense in North America and EMEA of $188,000 and $412,000, respectively, due to changes in estimates.

Prior Resource Actions

In 2010 and 2009, as a result of ongoing restructuring efforts to reduce operating expenses, we recorded severance costs in each of our operating segments. As of December 31, 2011, the total remaining obligations recorded in our North America and EMEA segments related to these resource actions was approximately $34,000 and $231,000, respectively. During the nine months ended September 30, 2012, the liabilities were settled, including an adjustment recorded as a reduction to severance and restructuring expense in EMEA of $78,000 due to changes in estimates.

6.	Stock-Based Compensation

We recorded the following pre-tax amounts for stock-based compensation, by operating segment, in our consolidated financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
North America	$1,475	$1,233	$4,739	$4,054
EMEA	480	464	1,537	1,356
APAC	63	59	191	169

Total Consolidated	$2,018	$1,756	$6,467	$5,579

Stock Options

As of January 1, 2012, there were 200,000 outstanding options, all of which were exercisable with an exercise price of $17.77. No options were granted during the nine months ended September 30, 2012, and none were forfeited or expired. The only stock option activity during the nine months ended September 30, 2012 was the exercise of 148,611 options with an aggregate intrinsic value when exercised of $258,000. As of September 30, 2012, the remaining 51,389 exercisable options outstanding had no aggregate intrinsic value because there were no in-the-money options, based on our closing stock price of $17.47 as of September 28, 2012 (the last business day of the quarter). These options expire in December, 2012.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Restricted Stock

For the three months ended September 30, 2012 and 2011, we recorded stock-based compensation expense, net of estimated forfeitures, related to restricted stock units (“RSUs”) of $2,018,000 and $1,756,000, respectively. For the nine months ended September 30, 2012 and 2011, we recorded stock-based compensation expense, net of estimated forfeitures, related to RSUs of $6,467,000 and $5,579,000, respectively. As of September 30, 2012, total compensation cost not yet recognized related to nonvested RSUs is $14,776,000, which is expected to be recognized over the next 1.33 years on a weighted-average basis.

The following table summarizes our RSU activity during the nine months ended September 30, 2012:

	Number	Weighted Average Grant Date Fair Value	Fair Value
Nonvested at January 1, 2012	1,469,733	$13.93
Granted	468,363	21.22
Vested, including shares withheld to cover taxes	(630,299)	11.53	$13,230,288	(a)

Forfeited	(91,354)	18.51

Nonvested at September 30, 2012	1,216,443	17.64	$21,251,259	(b)

Expected to vest	1,097,803		$19,178,618	(b)

(a)

The fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

(b)

The aggregate fair value represents the total pre-tax fair value, based on our closing stock price of $17.47 as of September 28, 2012 (the last business day of the quarter), which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

During the nine months ended September 30, 2012 and 2011, the RSUs that vested for teammates in the United States were net-share settled such that we withheld shares with value equivalent to the teammates’ minimum statutory United States tax obligations for the applicable income and other employment taxes and remitted the corresponding cash amount to the appropriate taxing authorities. The total shares withheld during the nine months ended September 30, 2012 and 2011 of 143,421 and 143,773, respectively, were based on the value of the RSUs on their vesting date as determined by our closing stock price on such vesting date. For the nine months ended September 30, 2012 and 2011, total payments for the employees’ tax obligations to the taxing authorities were $3,046,000 and $2,544,000, respectively, and are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the economic effect of repurchases of common stock as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent a repurchase of shares or an expense to us.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table summarizes our derivative financial instruments as of September 30, 2012 and December 31, 2011 (in thousands):

	Balance Sheet Location	September 30, 2012		December 31, 2011
		Asset Derivatives Fair Value	Liability Derivatives Fair Value	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$39	$—	$20	$—
Foreign exchange forward contracts	Accrued expenses and other current liabilities	—	12	—	114

Total derivatives not designated as hedging instruments		$39	$12	$20	$114

The following table summarizes the effect of our derivative financial instruments on our results of operations during the three and nine months ended September 30, 2012 and 2011 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Loss (Gain) Recognized in Earnings on Derivatives	Amount of Loss (Gain) Recognized in Earnings on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
Foreign exchange forward contracts	Net foreign currency exchange loss (gain)	$188	$(281)	$640	$(881)

Total		$188	$(281)	$640	$(881)

8.	Fair Value Measurements

The following table summarizes the valuation of our financial instruments by the following three categories as of September 30, 2012 and December 31, 2011 (in thousands):

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

		September 30, 2012		December 31, 2011
Balance Sheet Classification		Foreign Exchange Derivatives	Non-qualified Deferred Compensation Plan Investments	Foreign Exchange Derivatives	Non-qualified Deferred Compensation Plan Investments
Other current assets	Level 1	$—	$1,242	$—	$—
	Level 2	39	—	20	—
	Level 3	—	—	—	—

		$39	$1,242	$20	$—

Other assets	Level 1	$—	$—	$—	$1,182
	Level 2	—	—	—	—
	Level 3	—	—	—	—

		$—	$—	$—	$1,182

Accrued expenses and other current liabilities	Level 1	$—	$—	$—	$—
	Level 2	12	—	114	—
	Level 3	—	—	—	—

		$12	$—	$114	$—

9.	Commitments and Contingencies

Contractual

In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of September 30, 2012, we had approximately $20,926,000 of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse them.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Management believes that payments, if any, related to these indemnifications are not probable at September 30, 2012. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.

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

In August 2010, in connection with an investigation being conducted by the United States Department of Justice (the “DOJ”), our subsidiary, Calence, LLC, received a subpoena from the Office of the Inspector General of the Federal Communications Commission requesting documents and information related to the expenditure, by the Universal Service Administration Company, of funds under the E-Rate program. The E-Rate program provides schools and libraries with discounts to obtain affordable telecommunications and internet access and related hardware and software. We have completed our response to the subpoena. The basis of the investigation is a qui tam lawsuit filed in the United States District Court for the Southern District of Texas by a contractor who provided services to the former owners of Calence. The lawsuit, designated United States ex rel. Shupe v. Cisco Systems, Inc., Avnet, Inc. and Calence, LLC, was unsealed in June 2012, was served in September 2012, alleges violations of the False Claims Act, and seeks various remedies including treble damages and civil penalties. In connection with the unsealing of the complaint, the DOJ filed a notice with the court declining to intervene in the qui tam action at this time. However, this filing should not be viewed as a final assessment by the DOJ of the merits of this qui tam action. The Company disputes the plaintiff’s claims and intends to defend the lawsuit vigorously. Based on the limited information currently available, the Company is not able to estimate what the possible loss or range of loss might be, if any. The Company is pursuing its rights under the Calence acquisition agreements to indemnification for losses that may arise out of or result from this matter, including our fees and expenses for responding to the subpoena and defending the lawsuit. During the three months ended September 30, 2012, the Company recovered approximately $2,000,000 of legal costs incurred in previous periods.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Aside from the matter discussed above, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations or liquidity.

10.	Segment Information

We operate in three reportable geographic operating segments: North America; EMEA; and APAC. Currently, our offerings in North America and select countries in EMEA include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and select software-related services. Net sales by product or service type for North America, EMEA and APAC were as follows for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	North America		EMEA		APAC
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
Sales Mix	2012	2011	2012	2011	2012	2011
Hardware	$574,538	$610,073	$125,890	$107,086	$880	$772
Software	239,476	242,518	145,103	176,376	33,197	32,703
Services	54,751	61,002	5,628	5,668	1,946	1,821

	$868,765	$913,593	$276,621	$289,130	$36,023	$35,296

	North America		EMEA		APAC
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
Sales Mix	2012	2011	2012	2011	2012	2011
Hardware	$1,697,229	$1,767,418	$410,961	$333,021	$3,567	$1,404
Software	857,271	798,905	654,943	678,468	142,838	141,674
Services	163,562	183,632	19,265	17,497	5,130	4,856

	$2,718,062	$2,749,955	$1,085,169	$1,028,986	$151,535	$147,934

All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments and on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded 10% of consolidated net sales for the three or nine months ended September 30, 2012.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The tables below present information about our reportable operating segments as of and for the three months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30, 2012
	North America	EMEA	APAC	Consolidated
Net sales	$868,765	$276,621	$36,023	$1,181,409
Costs of goods sold	751,790	233,313	28,681	1,013,784

Gross profit	116,975	43,308	7,342	167,625
Operating expenses:
Selling and administrative expenses	87,779	42,088	6,392	136,259
Severance and restructuring expenses	916	(211)	—	705

Earnings from operations	$28,280	$1,431	$950	$30,661

Total assets at period end	$1,579,440	$394,330	$65,665	$2,039,435	*

*	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $447,588,000.

	Three Months Ended September 30, 2011
	North America	EMEA	APAC	Consolidated
Net sales	$913,593	$289,130	$35,296	$1,238,019
Costs of goods sold	798,955	247,012	28,537	1,074,504

Gross profit	114,638	42,118	6,759	163,515
Operating expenses:
Selling and administrative expenses	89,539	39,372	6,160	135,071
Severance and restructuring expenses	476	53	—	529

Earnings from operations	$24,623	$2,693	$599	$27,915

Total assets at period end	$1,373,333	$382,984	$57,671	$1,813,988	**

**	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $313,417,000.

The tables below present information about our reportable operating segments as of and for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine Months Ended September 30, 2012
	North America	EMEA	APAC	Consolidated
Net sales	$2,718,062	$1,085,169	$151,535	$3,954,766
Costs of goods sold	2,357,094	932,198	126,191	3,415,483

Gross profit	360,968	152,971	25,344	539,283
Operating expenses:
Selling and administrative expenses	270,105	134,412	18,737	423,254
Severance and restructuring expenses	2,299	2,157	—	4,456

Earnings from operations	$88,564	$16,402	$6,607	$111,573

Total assets at period end	$1,579,440	$394,330	$65,665	$2,039,435	*

*	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $447,588,000.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

	Nine Months Ended September 30, 2011
	North America	EMEA	APAC	Consolidated
Net sales	$2,749,955	$1,028,986	$147,934	$3,926,875
Costs of goods sold	2,393,718	879,795	123,188	3,396,701

Gross profit	356,237	149,191	24,746	530,174
Operating expenses:
Selling and administrative expenses	277,114	125,030	18,414	420,558
Severance and restructuring expenses	1,916	2,542	—	4,458

Earnings from operations	$77,207	$21,619	$6,332	$105,158

Total assets at period end	$1,373,333	$382,984	$57,671	$1,813,988	**

**	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $313,417,000.

We recorded the following pre-tax amounts, by operating segment, for depreciation and amortization, in the accompanying consolidated financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
North America	$7,944	$7,922	$24,201	$23,156
EMEA	1,952	1,775	5,757	5,242
APAC	242	211	677	635

Total	$10,138	$9,908	$30,635	$29,033

11.	Acquisition

Effective February 1, 2012, we acquired Inmac, a broad portfolio business-to-business hardware reseller based in Frankfurt, Germany and Amsterdam, Netherlands servicing clients in Western Europe, for a cash purchase price, net of cash acquired, of $3,831,000. Our EMEA operating segment recognized a non-operating gain on bargain purchase of $2,022,000 during the nine months ended September 30, 2012 as the fair value of the net assets acquired exceeded the purchase price. Inmac’s 2011 revenues were approximately $120,000,000. We believe that this acquisition supports our strategic plan to expand hardware capabilities into key markets in our existing European footprint.

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

Consolidated net sales decreased 5% to $1.2 billion in the three months ended September 30, 2012, a decrease of $56.6 million compared to the three months ended September 30, 2011. Although sales in the three months ended September 30, 2012 declined year to year compared to the three months ended September 30, 2011, we saw gross margin growth across all of our operating segments during the quarter. The increase in gross margin was primarily due to a higher mix of fees from enterprise agreements in North America and to a higher mix of hardware sales in EMEA, which are generally transacted at higher gross margin than in North America. Gross profit for the three months ended September 30, 2012 increased 3% year over year to $167.6 million, and gross margin increased 100 basis points to 14.2%. We are beginning to see the benefits of our profitability initiatives, particularly in North America, which contributed to our higher gross margin performance in the quarter. This gross margin expansion more than offset a year over year increase of 1% in selling and administrative expenses, resulting in a 10% increase in earnings from operations during the third quarter of 2012. These results include a reduction in legal expenses of approximately $2.0 million associated with the recovery of costs incurred in previous periods. On a consolidated basis, we reported earnings from operations of $30.7 million, net earnings of $19.4 million and diluted earnings per share of $0.43 for the third quarter of 2012. This compares to earnings from operations of $27.9 million, net earnings of $17.2 million and diluted earnings per share of $0.38 for the third quarter of 2011.

Results for the third quarter of 2012 include Ensynch, which the Company acquired effective October 1, 2011 in North America, and Inmac, which the Company acquired effective February 1, 2012 in EMEA.

Our consolidated results of operations for the third quarter of 2012 include $705,000, $428,000 net of tax, of severance expense, compared to $529,000, $330,000 net of tax, recorded during the third quarter of 2011.

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

Results of Operations

The following table sets forth for the periods presented certain financial data as a percentage of net sales for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	85.8	86.8	86.4	86.5

Gross profit	14.2	13.2	13.6	13.5
Selling and administrative expenses	11.5	10.9	10.7	10.7
Severance and restructuring expenses	0.1	0.0	0.1	0.1

Earnings from operations	2.6	2.3	2.8	2.7
Non-operating expense, net	0.2	0.2	0.0	0.1

Earnings before income taxes	2.4	2.1	2.8	2.6
Income tax expense	0.8	0.7	1.0	0.9

Net earnings	1.6%	1.4%	1.8%	1.7%

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

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Net Sales. Net sales for the three months ended September 30, 2012 decreased 5% compared to the three months ended September 30, 2011. Net sales for the nine months ended September 30, 2012 increased 1% compared to the nine months ended September 30, 2011. Our net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2012	2011	Change	2012	2011	Change
North America	$868,765	$913,593	(5%)	$2,718,062	$2,749,955	(1%)
EMEA	276,621	289,130	(4%)	1,085,169	1,028,986	5%
APAC	36,023	35,296	2%	151,535	147,934	2%

Consolidated	$1,181,409	$1,238,019	(5%)	$3,954,766	$3,926,875	1%

Net sales in North America decreased 5%, or $44.8 million, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Net sales of hardware, software and services decreased 6%, 1%, and 10%, respectively, from the prior year period. Hardware and services sales comparisons reflect lower spending by large enterprise clients during the current quarter.

Net sales in North America decreased 1%, or $31.9 million, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. On a year to date basis, net sales of software increased 7% year over year, while net sales of hardware and services decreased 4% and 11%, respectively, year to year.

Net sales in EMEA decreased 4%, or $12.5 million, in U.S. dollars, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Excluding the effects of foreign currency movements, net sales increased 2% compared to the third quarter of last year. Net sales of hardware increased 18% year over year, while net sales of software and services declined 18% and 1%, respectively, year to year, all in U.S. dollars. Excluding the effects of foreign currency movements, hardware and services net sales increased 20% and 6%, respectively, while net sales of software declined 10% compared to the third quarter of 2011. The growth in hardware was attributable to the acquisition of Inmac, which contributed $26.8 million in net sales during the three months ended September 30, 2012. The decrease in software net sales was due primarily to lower volume in the large enterprise and public sector client space.

Net sales in EMEA increased 5%, or $56.2 million, in U.S. dollars, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Excluding the effects of foreign currency movements, net sales increased 12% compared to the first nine months of last year. On a year to date basis, net sales of hardware and services were up 23% and 10%, respectively, while net sales of software were down 3% year to year in U.S. dollars. Excluding the effects of foreign currency movements, net sales of hardware, software and services were up 26%, 5% and 17%, respectively, year over year.

Net sales in APAC increased 2%, or $727,000, in U.S. dollars, for the three months ended September 30, 2012, compared to the three months ended September 30, 2011. Excluding the effects of foreign currency movements, net sales increased 3% compared to the third quarter of last year. The increase primarily resulted from strength in mid-market sales in China and higher public sector spending in Australia.

Our APAC segment recognized net sales of $151.5 million for the nine months ended September 30, 2012, an increase of 2% compared to the nine months ended September 30, 2011 in U.S. dollars, 4% excluding the effects of foreign currency movements.

Currently, our offerings in North America and select countries in EMEA include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and select software-related services.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

The percentage of net sales by category for North America, EMEA and APAC were as follows for the three months ended September 30, 2012 and 2011:

	North America		EMEA		APAC
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
Sales Mix	2012	2011	2012	2011	2012	2011
Hardware	66%	67%	46%	37%	2%	2%
Software	28%	26%	52%	61%	92%	93%
Services	6%	7%	2%	2%	6%	5%

	100%	100%	100%	100%	100%	100%

The percentage of net sales by category for North America, EMEA and APAC were as follows for the nine months ended September 30, 2012 and 2011:

	North America		EMEA		APAC
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
Sales Mix	2012	2011	2012	2011	2012	2011
Hardware	62%	64%	38%	32%	2%	1%
Software	32%	29%	60%	66%	94%	96%
Services	6%	7%	2%	2%	4%	3%

	100%	100%	100%	100%	100%	100%

Gross Profit. Gross profit for the three months ended September 30, 2012 increased 3% compared to the three months ended September 30, 2011, with gross margin increasing 100 basis points to 14.2% for the three months ended September 30, 2012 compared to 13.2% for the three months ended September 30, 2011. For the nine months ended September 30, 2012, gross profit increased 2% compared to the nine months ended September 30, 2011, with gross margin increasing 10 basis points to 13.6% for the nine months ended September 30, 2012 compared to 13.5% for the nine months ended September 30, 2011. Our gross profit and gross profit as a percentage of net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	% of Net Sales	2011	% of Net Sales	2012	% of Net Sales	2011	% of Net Sales
North America	$116,975	13.5%	$114,638	12.5%	$360,968	13.3%	$356,237	13.0%
EMEA	43,308	15.7%	42,118	14.6%	152,971	14.1%	149,191	14.5%
APAC	7,342	20.4%	6,759	19.1%	25,344	16.7%	24,746	16.7%

Consolidated	$167,625	14.2%	$163,515	13.2%	$539,283	13.6%	$530,174	13.5%

North America’s gross profit for the three months ended September 30, 2012 increased 2% compared to the three months ended September 30, 2011. As a percentage of net sales, gross margin increased to 13.5% from 12.5% year over year, due primarily to a 35 basis point increase in margin from a higher mix of agency fees for enterprise software agreements, a 23 basis point increase in product margin, which includes vendor funding and freight, a 20 basis point improvement in margin generated by services due to increased profitability on new engagements and a 16 basis point increase in margin due to a decrease in the write-downs of inventories year to year. The increase in product margin was primarily due to business and client mix in the quarter and the effect of our initiatives to improve profitability. For the nine months ended September 30, 2012, gross profit increased 1% compared to the nine months ended September 30, 2011. As a percentage of net sales, gross margin increased to 13.3% compared to 13.0% for the nine months ended September 30, 2011, reflecting a 16 basis point improvement in margin generated by services due to the year over year comparison being positively affected by large client deployments in the prior year period that were at lower margins and increased profitability on new engagements year over year and a 14 basis point increase in margin due to a decrease in the write-downs of inventories year to year.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

EMEA’s gross profit increased 3% in U.S. dollars for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Excluding the effects of foreign currency movements, gross profit was up 9% compared to the third quarter of last year. As a percentage of net sales, gross margin increased to 15.7% from 14.6% year over year, due primarily to an increase in product margin, which includes vendor funding and freight, of 123 basis points, primarily driven by higher margin hardware sales associated with the acquisition of Inmac in 2012, offset partially by a decrease in margin contributed by services sales of 29 basis points. For the nine months ended September 30, 2012, gross profit increased 3% compared to the nine months ended September 30, 2011. Excluding the effects of foreign currency movements, gross profit increased 9% compared to the first nine months of last year. As a percentage of net sales, gross margin for the nine month periods decreased to 14.1% from 14.5% year to year, due primarily to a 58 basis point decline in margin from agency fees for enterprise software agreements due to lower volume and the effect of program changes from our largest software partner that became effective in the fourth quarter of 2011 and a decrease in margin contributed by services sales of 11 basis points. These decreases in gross margin were offset partially by a 25 basis point increase in product margin, which includes vendor funding and freight, primarily driven by higher margin hardware sales associated with the acquisition of Inmac in 2012.

APAC’s gross profit increased 9% for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Excluding the effects of foreign currency movements, gross profit increased 10.0% compared to the third quarter of last year. As a percentage of net sales, gross margin increased to 20.4% from 19.1% year over year, due primarily to higher partner funding and an increase in fees from enterprise software agreements. For the nine months ended September 30, 2012, gross profit increased 2% compared to the nine months ended September 30, 2011. Excluding the effects of foreign currency movements, gross profit increased 4% compared to the first nine months of last year. As a percentage of net sales, gross margin remained flat at 16.7% year over year.

Operating Expenses.

Selling and Administrative Expenses. Selling and administrative expenses increased $1.2 million, or less than 1%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. For the nine months ended September 30, 2012, selling and administrative expenses increased $2.7 million, or less than 1%, compared to the nine months ended September 30, 2011. Our selling and administrative expenses as a percent of net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	% of Net Sales	2011	% of Net Sales	2012	% of Net Sales	2011	% of Net Sales
North America	$87,779	10.1%	$89,539	9.8%	$270,105	9.9%	$277,114	10.1%
EMEA	42,088	15.2%	39,372	13.6%	134,412	12.4%	125,030	12.2%
APAC	6,392	17.7%	6,160	17.5%	18,737	12.4%	18,414	12.4%

Consolidated	$136,259	11.5%	$135,071	10.9%	$423,254	10.7%	$420,558	10.7%

North America’s selling and administrative expenses decreased 2%, or $1.8 million, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 and, as a percentage of net sales, increased 30 basis points to 10.1%. The decrease in selling and administrative expenses is primarily due to a reduction in legal expenses of approximately $2.0 million associated with the recovery of costs incurred in previous periods. For the nine months ended September 30, 2012, selling and administrative expenses decreased 3%, or $7.0 million, compared to the nine months ended September 30, 2011. During the nine months ended September 30, 2012, we continued our focus on control of selling and administrative expenses and also recognized the $2.0 million reduction in legal expenses during the third quarter, as discussed above, and a gain of $1.2 million on the sale of a portfolio of non-core service contracts during the second quarter. In addition, the year over year comparison was affected by a non-cash charge of approximately $1.4 million during the nine months ended September 30, 2011 to write-off certain computer software development costs that were not placed into service as a result of the North America IT systems integration project.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

EMEA’s selling and administrative expenses increased 7%, or $2.7 million in U.S. dollars, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, and increased approximately 160 basis points year over year as a percent of net sales to 15.2%. Excluding the effects of foreign currency movements, selling and administrative expenses increased 15% compared to the third quarter of last year. The year over year increase was primarily driven by increases in salaries and benefits due to investments in headcount and the addition of Inmac teammates. For the nine months ended September 30, 2012, selling and administrative expenses increased 8%, or $9.4 million, in U.S. dollars, compared to the nine months ended September 30, 2011. Excluding the effects of foreign currency movements, selling and administrative expenses increased 14% compared to the first nine months of last year. The year to date increase in selling and administrative expenses is attributable to increases in salaries and benefits due to investments in headcount to support the roll-out of our hardware sales capability in the Netherlands and France and the acquisition of Inmac in February 2012.

APAC’s selling and administrative expenses increased 4%, or $232,000, in U.S. dollars, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, increasing year over year as a percent of net sales by approximately 20 basis points to 17.7%. Excluding the effects of foreign currency movements, selling and administrative expenses increased 5% compared to the third quarter of last year. The increase year over year was primarily driven by increases in salaries and benefits due to investments in headcount associated with specialty sales positions. For the nine months ended September 30, 2012, selling and administrative expenses increased 2% in U.S. dollars, compared to the nine months ended September 30, 2011. Excluding the effects of foreign currency movements, selling and administrative expenses also increased 2% compared to the first nine months of last year.

Severance and Restructuring Expenses. During the three months ended September 30, 2012, North America recorded severance expense of $916,000 due primarily to organizational restructuring efforts associated with the integration of our IT systems in North America onto a single platform, and EMEA recorded a reduction to severance and restructuring expenses of $211,000 due to changes in estimates as cash payments were made relating to accruals associated with previous restructuring actions. During the nine months ended September 30, 2012, North America and EMEA recorded severance expense, net of adjustments, totaling $2.3 million and $2.2 million, respectively. These charges in North America and EMEA were related to the elimination of certain positions in a re-alignment of roles and responsibilities. Comparatively, during the three months ended September 30, 2011, North America and EMEA recorded severance expense of $476,000 and $53,000, respectively, and during the nine months ended September 30, 2011, North America and EMEA recorded severance expense, net of adjustments, totaling $1.9 million and $2.5 million, respectively.

Non-Operating (Income) Expense.

Interest Income. Interest income for the three and nine months ended September 30, 2012 and 2011 was generated through cash equivalent short-term investments. Interest income decreased year to year due to lower interest rates.

Interest Expense. Interest expense for the three and nine months ended September 30, 2012 and 2011 primarily relates to borrowings under our financing facilities and capital lease obligation and imputed interest under our inventory financing facility. Interest expense for the three and nine months ended September 30, 2012 declined 3%, or $51,000, and 9%, or $459,000, respectively, compared to the three and nine months ended September 30, 2011. The decrease was due primarily to lower average borrowing rates year to year. Imputed interest under our inventory financing facility was $520,000 and $1.4 million for the three and nine months ended September 30, 2012, respectively, compared to $463,000 and $1.5 million for the three and nine months ended September 30, 2011, respectively. For a description of our various financing facilities, see Note 3 to our Consolidated Financial Statements in Part I, Item 1 of this report.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Gain on Bargain Purchase. Our EMEA operating segment reported a non-operating gain on bargain purchase of $2.0 million during the first quarter of 2012 as the fair value of the net assets acquired exceeded the purchase price paid by the Company for Inmac.

Net Foreign Currency Exchange Gains/Losses. These gains/losses result from foreign currency transactions, including gains/losses on foreign currency derivative contracts and intercompany balances that are not considered long-term in nature. The change in net foreign currency exchange gains/losses is due primarily to the underlying changes in the applicable exchange rates, mitigated by our use of foreign exchange forward contracts to hedge certain non-functional currency assets and liabilities against changes in exchange rate movements.

Other Expense, Net. Other expense, net, consists primarily of bank fees associated with our cash management activities.

Income Tax Expense. Our effective tax rate for the three months ended September 30, 2012 was 32.6% compared to 33.0% for the three months ended September 30, 2011. Our effective tax rate for the nine months ended September 30, 2012 was 34.5% compared to 34.8% for the nine months ended September 30, 2011. Our effective tax rates were comparable year over year due to the effects of discrete items recognized in each period which reduced our effective rates.

Liquidity and Capital Resources

The following table sets forth certain consolidated cash flow information for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$30,092	$10,062
Net cash used in investing activities	(26,285)	(16,883)
Net cash provided by (used in) financing activities	4,512	(19,397)
Foreign currency exchange effect on cash flows	4,020	1,135

Increase (decrease) in cash and cash equivalents	12,339	(25,083)
Cash and cash equivalents at beginning of period	128,336	123,763

Cash and cash equivalents at end of period	$140,675	$98,680

Cash and Cash Flow

Our primary uses of cash during the nine months ended September 30, 2012 were to fund working capital requirements and to fund capital expenditures. Operating activities in the nine months ended September 30, 2012 provided $30.1 million in cash, compared to $10.1 million during the nine months ended September 30, 2011, reflecting lower working capital needs during the nine months ended September 30, 2012. We had net combined repayments on our long-term debt under our senior revolving credit facility and our accounts receivable securitization financing facility of $3.0 million and net borrowings under our inventory financing facility of $9.3 million during the nine months ended September 30, 2012. Capital expenditures were $22.5 million for the nine months ended September 30, 2012, a 33% increase over the nine months ended September 30, 2011, primarily related to investments in our IT systems. Cash flows for the nine months ended September 30, 2012 and 2011 benefited $4.0 million and $1.1 million, respectively, from the foreign currency exchange effect on cash flows.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Net cash provided by operating activities. Cash flow from operations for the nine months ended September 30, 2012 and 2011 reflect our net earnings, adjusted for non-cash items such as depreciation, amortization, stock-based compensation expense, gain on bargain purchase and write-offs and write-downs of assets, as well as changes in accounts receivable, accounts payable, deferred revenue and accrued expenses and other liabilities. In both periods, the decreases in accounts receivable and accounts payable can be primarily attributed to the seasonal decrease in net sales, resulting in lower accounts receivable and accounts payable balances as of September 30, compared to December 31. For the 2012 period, the decrease in accrued expenses and other liabilities was primarily due to VAT and sales tax payments. The decrease in inventories in the nine months ended September 30, 2012 was primarily a result of inventory management initiatives undertaken in our North America segment. For the 2011 period, the decrease in accrued expenses and other liabilities was primarily due to VAT and sales tax payments, payments made to settle certain state unclaimed property liabilities or other legal release of the recorded liabilities and a reduction in the payroll accrual at period end. The decreases in other current assets and deferred revenue in the nine months ended September 30, 2011 were primarily due to a large project for which we deferred revenue recognition and the related costs as of December 31, 2010 until we received client acceptance of the work performed throughout the first three quarters of 2011.

Our consolidated cash flow operating metrics for the quarter ended September 30, 2012 and 2011 were as follows:

	2012	2011
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	74	68
Days inventory outstanding (“DIOs”) (b)	10	10
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(54)	(50)

Cash conversion cycle (days) (d)	30	28

(a)	Calculated as the balance of accounts receivable, net at the end of the period divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 92 days.
(b)	Calculated as average inventories divided by daily costs of goods sold. Average inventories is calculated as the sum of the balances of inventories at the beginning of the quarter plus inventories at the end of the quarter divided by two. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 92 days.
(c)	Calculated as the balances of accounts payable, which includes the inventory financing facility, at the end of the period divided by daily costs of goods sold. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 92 days.
(d)	Calculated as DSOs plus DIOs, less DPOs.

Our cash conversion cycle was 30 days in the quarter ended September 30, 2012 compared to 28 days in the quarter ended September 30, 2011. The year over year increase in DSOs was partially offset by an increase in DPOs period to period. The increase in our cash conversion cycle was primarily attributable to higher accounts receivable in North America despite lower sales in the period. The increase in accounts receivable was due to a higher volume of sales transactions occurring later in the quarter and the effect of September 28, 2012 being the last business day of the quarter, resulting in two less collection days when compared to the 2011 quarter.

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

Net cash used in investing activities. Capital expenditures of $22.5 million and $16.9 million for the nine months ended September 30, 2012 and 2011, respectively, were primarily related to investments in our IT systems. We expect capital expenditures for the full year 2012 to be between $25.0 million and $30.0 million, primarily for the integration of our IT systems in North America onto a single platform, continuation of the IT systems upgrade in additional countries in our EMEA operations and other facility and technology related maintenance and upgrade projects.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

During the nine months ended September 30, 2012, we acquired Inmac for $3.8 million, net of cash acquired.

Net cash provided by (used in) financing activities. During the nine months ended September 30, 2012, we had net repayments on our senior revolving credit facility and ABS facility that decreased our outstanding debt balance by $3.0 million, and we had net borrowings of $9.3 million under our inventory financing facility during the period. During the nine months ended September 30, 2011, we had net borrowings on our senior revolving credit facility that increased our outstanding debt balance by $65.5 million, and we used $33.2 million to pay down our inventory financing facility in accordance with its payment terms. During the nine months ended September 30, 2011, we also repurchased $50.0 million of our common stock in open market transactions. These repurchases were part of a program approved by our Board of Directors in May 2011. All shares repurchased were immediately retired.

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our senior revolving credit facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization and (iv) non-cash stock-based compensation (“adjusted earnings”). The maximum leverage ratio permitted under the amended agreements is 2.75 times trailing twelve-month adjusted earnings. We anticipate that we will be in compliance with our maximum leverage ratio requirements over the next four quarters. However, a significant drop in the Company’s adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below the Company’s consolidated maximum debt capacity. As of September 30, 2012, the Company’s debt balance that could have been outstanding under our amended senior revolving credit facility and our amended ABS facility was $550.0 million. Our debt balance as of September 30, 2012 was $112.9 million, including our capital lease obligation for certain IT equipment. As of September 30, 2012, the current portion of our long-term debt relates solely to our capital lease obligation. See Note 3 to our Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of amendments made to our senior revolving credit facility, our ABS facility and our inventory financing facility effective April 26, 2012.

We anticipate that cash flows from operations, together with the funds available under our amended financing facilities, will be adequate to support our presently anticipated cash and working capital requirements for operations as well as other strategic investments over the next 12 months.

Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the U.S. We do not provide for U.S. income taxes on the undistributed earnings of those of our foreign subsidiaries where earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. As of September 30, 2012, we had approximately $121.1 million in cash and cash equivalents in certain of our foreign subsidiaries where we consider undistributed earnings of these foreign subsidiaries to be permanently reinvested. As of September 30, 2012, the majority of our foreign cash resides in Canada, the United Kingdom, the Netherlands and Australia. Certain of these cash balances could and will be remitted to the U.S. by paying down intercompany payables generated in the ordinary course of business. This repayment would not change our policy to indefinitely reinvest earnings of our foreign subsidiaries. We intend to use undistributed earnings for general business purposes in the foreign jurisdictions as well as to fund our IT systems, potential small acquisitions and various facility upgrades.

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

The following table summarizes our open foreign currency forward contracts held at September 30, 2012. All U.S. dollar and foreign currency amounts (British Pounds Sterling and New Zealand Dollar) are presented in thousands.

	Buy	Buy	Buy
Foreign Currency	GBP	GBP	NZD
Foreign Amount	5,000	4,941	764
USD Equivalent	$8,052	$8,000	$626
Weighted Average Maturity	Less than 1 month	Less than 1 month	Less than 1 month

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and determined that as of September 30, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

We currently have two significant IT systems projects that are in various phases of planning or implementation, one to integrate our IT systems in North America onto a single platform and one to convert all countries in our EMEA operations onto a separate, single platform. We believe these upgraded IT systems will support the growth of the Company and our strategic initiatives. During the third quarter of 2012, we continued to deploy the new system in EMEA, most recently in the United Kingdom.

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

There was no other change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no unregistered sales of equity securities during the three months ended September 30, 2012.

We have never paid a cash dividend on our common stock, and our senior revolving credit facility contains restrictions on the payment of cash dividends. We currently intend to reinvest all of our earnings into our business and do not intend to pay any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three months ended September 30, 2012.

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

Date: October 31, 2012	INSIGHT ENTERPRISES, INC.

	By:	/s/ Kenneth T. Lamneck
Kenneth T. Lamneck
President and Chief Executive Officer
(Duly Authorized Officer)

	By:	/s/ Glynis A. Bryan
Glynis A. Bryan
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Dana A. Leighty
Dana A. Leighty
Vice President, Finance
(Principal Accounting Officer)