Form 10-K
period 2012-12-31
INSIGHT ENTERPRISES INC
filed 2013-02-22
CIK 932696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to                     .

Commission File Number: 0-25092

INSIGHT ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-0766246
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6820 South Harl Avenue, Tempe, Arizona 85283

(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code: (480) 902-1001

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

n/a

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock as reported on The Nasdaq Global Select Market on June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $737,598,548.

The number of shares outstanding of the registrant’s common stock on February 15, 2013 was 44,624,799.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2013 Annual Meeting of Stockholders have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

INSIGHT ENTERPRISES, INC.

ANNUAL REPORT ON FORM 10-K

Year Ended December 31, 2012

INSIGHT ENTERPRISES, INC.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect net sales, gross profit, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows, cash needs and the sufficiency of our capital resources and the payment of accrued expenses and liabilities; the effect of changes being implemented by our largest software partner to elements of its channel incentive program; our business strategy and our strategic initiatives, including our efforts to grow by expanding our sales team and technical expertise, adding to our services partner network in Europe and Canada, increasing our products and services to existing and new clients, and expanding and accelerating our cloud and SaaS offerings; the availability of competitive sources of products for our purchase and resale; industry pricing and consolidation trends; our intentions concerning the payment of dividends; our acquisition strategy; our strategy with respect to the effects of inflation and increasing interest rates; trends related to our effective tax rate; effects of acquisitions or dispositions; projections of capital expenditures in 2013; plans for future operations; the sufficiency of our capital resources and the availability of financing and our needs or plans relating thereto; the effect of new accounting principles or changes in accounting policies; the effect of indemnification obligations; projections about the outcome of ongoing tax audits; statements related to accounting estimates, including estimated stock-based compensation award forfeitures, the timing of the payment of restructuring obligations and the realization of deferred tax assets, the timing of the amortization of intangible assets and the resolution of uncertain tax positions; our positions and strategies with respect to ongoing and threatened litigation; our ability to grow sales to new and existing clients and increase our market share and the resulting effect on our results of operations and profitability; the timing of the effect of our initiatives to expand our international product and services offerings; that pricing pressures in the Information Technology (“IT”) industry will continue; that partner funding may be reduced or limited; our plans to develop 24x7 redundancies in our Remote Network Operation Centers; our position and prospects in the IT industry generally; our plans to consolidate, upgrade and integrate our IT systems, including the timing and costs relating thereto; the sufficiency of our facilities; the possibility that we may take future restructuring actions; our intentions to reinvest foreign earnings and plans relating thereto; our plans to use cash flow from operations for working capital, to pay down debt, make capital expenditures, repurchase shares of our common stock, and fund acquisitions; our exposure to off-balance sheet arrangements; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:

•	our reliance on partners for product availability and competitive products to sell as well as our competition with our partners;

•	our reliance on partners for marketing funds and purchasing incentives;

•	changes in the IT industry and/or rapid changes in technology;

•	disruptions in our IT systems and voice and data networks, including risks and costs associated with the integration and upgrade of our IT systems;

•	actions of our competitors, including manufacturers and publishers of products we sell;

•	general economic conditions;

•	failure to comply with the terms and conditions of our commercial and public sector contracts;

•	the security of our electronic and other confidential information;

•	the integration and operation of acquired businesses, including our ability to achieve expected benefits of the acquisitions;

•	our dependence on certain personnel;

•	the variability of our net sales and gross profit;

•	the risks associated with our international operations;

•	exposure to changes in, interpretations of, or enforcement trends related to tax rules and regulations; and

•	intellectual property infringement claims and challenges to our registered trademarks and trade names.

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

INSIGHT ENTERPRISES, INC.

PART I

Item 1. Business

General

Insight Enterprises, Inc. (“Insight” or the “Company”) is a leading global provider of information technology (“IT”) solutions to businesses and public sector institutions. The Company is organized in the following three operating segments, which are primarily defined by their related geographies:

Operating Segment*	Geography	% of 2012 Consolidated Net Sales
North America	United States and Canada	68%

EMEA	Europe, Middle East and Africa	28%

APAC	Asia-Pacific	4%

*	Additional detailed segment and geographic information can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and in Note 18 to the Consolidated Financial Statements in Part II, Item 8 of this report.

We provide integrated solutions to our clients through our extensive hardware, software and services offerings and efficient supply chain combined with highly skilled technology specialists and engineers with expertise in complex solutions such as virtualization, collaboration, security and cloud computing. With broad technical scope and capabilities, we offer a single source for our clients’ diverse IT requirements. We assess, design, deploy and manage IT solutions to help our clients enable, manage and secure their IT environments. Our product fulfillment and logistics capabilities, management tools and technical expertise make designing, deploying and managing IT solutions easier for our clients while helping them control their IT costs. Insight has locations in 22 countries (including the Special Administrative Region of Hong Kong), and we have the capabilities to serve clients in more than 180 countries with software provisioning and related services, transacting business in 15 languages and 14 currencies. Currently, our offerings in North America and select countries in EMEA include a suite of IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and select software-related services. On a consolidated basis, hardware, software and services represented 52%, 43% and 5%, respectively, of our net sales in 2012 compared to 53%, 42% and 5%, respectively, in 2011.

We were incorporated in Delaware in 1991, as the successor to an Arizona corporation that commenced operations in 1988, and completed our initial public offering in 1995. Our corporate headquarters are located in Tempe, Arizona. We began operations in the U.S., expanded into Canada in 1997 and into the United Kingdom in 1998. In 2006, through our acquisition of Software Spectrum, Inc. (“Software Spectrum”), we expanded deeper into global markets in EMEA and APAC. In 2008, through our acquisitions of Calence, LLC (“Calence”) in North America and MINX Limited (“MINX”) in the United Kingdom, we enhanced our global technical expertise around higher-end networking and communications technologies, as well as managed services and security. Effective October 1, 2011, we enhanced our professional services capabilities by acquiring Tempe, Arizona-based Ensynch, Incorporated (“Ensynch”). Effective February 1, 2012, we expanded our hardware capabilities into key markets in our existing European footprint by acquiring Inmac GmbH and Micro Warehouse BV (“Inmac”), a broad portfolio business-to-business hardware reseller based in Frankfurt, Germany and Amsterdam, Netherlands servicing clients in Western Europe. Through the evolution of our business and these acquisitions, we have successfully migrated from a hardware reseller to a comprehensive IT solutions provider.

Values

We are focused on instilling a winning culture and have an established set of values that set the tone for our business and define who we are. Our core values are:

•	We Exist to Serve Our Clients

•	We Respect Each Other

•	We Develop and Value Our Teammates

•	We Act with Integrity

•	We Strive for Operational Excellence in All We Do

INSIGHT ENTERPRISES, INC.

We believe that these values strengthen the overall Insight experience for our teammates, clients and partners (we refer to our employees as “teammates,” our customers as “clients” and our suppliers as “partners”). By living these values, we believe we are able to attract, develop and retain great talent. We have identified ten tenets which we define as the “Insight Way” of living our core values:

•	Everyone either adds value for our clients or adds value for someone who does.

•	We recognize and reward teammates for achievements.

•	The key to our success is relentless continuous improvement for every business process.

•	We treat the dollars we spend as if they were our own.

•	We strive to be the first choice for our partners.

•	We hold ourselves and others accountable.

•	We listen and encourage healthy debate and resolve conflict directly.

•	We hire and retain smart people who are passionate team players.

•	We take responsibility for diversity, the environment and communities we live in.

•	We are in this to win and have fun doing it.

Business Strategy

Our vision is to be the trusted advisor to our clients, helping them enhance business performance through innovative technology solutions. Our strategy is to grow profitable market share by delivering relevant IT solutions to our clients on a scalable support and delivery platform. With the continual emergence of new technologies and technology solutions in the IT industry, we believe businesses continue to seek technology providers to supply value-added advice to help them identify and deploy IT solutions, rather than to just provide product selection, price and availability. We believe that Insight has a unique position in the market and can gain profitable market share and provide enhanced value to our clients. We have a multi-partner approach and excel at providing broad product selection at competitive prices through an efficient supply chain. We have deep services and solutions capabilities, we have a multi-national footprint, and we serve a broad range of clients by type and by geography.

We believe that what differentiates Insight from our competitors is:

•	Our scale and reach – we had $5.3 billion in net sales in 2012 and have the capabilities to serve clients in more than 180 countries with software provisioning and related services.

•	Our people – we have over 5,400 teammates worldwide, including over 1,000 skilled, certified consulting and service delivery professionals.

•	Our business foundation – we have a broad offering of hardware and software products, with access to billions of dollars in virtual inventory, efficient supply chain execution and customizable e-commerce capabilities.

•	Our breadth and depth of services – we have developed services capabilities focused on managed, professional and consulting services, particularly in the United States and the United Kingdom.

•	Our partners and clients – we have a multi-partner approach and have partnerships with all of the leading product manufacturers, software publishers and distribution partners and service a global portfolio of commercial and public sector clients.

Our overarching strategy remains consistent with the past several years and includes three prongs:

•	Continue to grow our traditional core business and drive operational excellence;

•	Build a robust services business; and

•	Capitalize on the cloud.

Continue to grow our traditional core business and drive operational excellence. Our geographically aligned sales and delivery model continues to focus on organic, profitable growth and market share gain. We remain focused on selling into a specific set of targeted clients that are part of our total addressable market, or as we call it, our TAM. Key initiatives include a field go-to-market model that is centered on selected cities in North America where we are investing in sales, technical and delivery resources to drive growth with existing and new TAM clients as well as to drive expansion in specific service/solution areas with key partners. We are putting particular emphasis on increasing our share of the middle market client group, which is key to our strategy in all geographies. In all regions, we will also continue to target the public sector. We are addressing these opportunities to grow market share by investing in our sales and technical support teams in all geographies and investing in enhanced training initiatives.

INSIGHT ENTERPRISES, INC.

In addition to our focus on new clients, we seek to increase our share of our current clients’ annual IT budgets. We are investing in focused training programs in North America, and we are aligning our sales teammates with our specialists, who have more advanced technical expertise, to ensure that our sales teammates are able to sell across our portfolio of offerings. We have launched our new IT system in certain countries in EMEA and are deploying similar programs as necessary to ensure we are able to bring our hardware capabilities to our existing and new clients in selected additional markets. Our operating model, which includes a mix of trained teammates, management systems and IT systems, allows us to tailor offerings based on the size and complexity of our client. Accordingly, we believe that there are opportunities for Insight to expand our existing client relationships by increasing the types of products and services that our clients buy from us.

We are focused on selling solutions to both new and existing clients. We have identified, and are engaged with top IT partners in developing and deploying, solutions that combine hardware, software and services to meet the specific and critical needs of our clients. The practices identified are:

•	Networking

•	Collaboration

•	Data Center

•	Office Productivity

•	Data Protection

•	On-site Programs

•	Managed Services

Additionally, our mobility solutions leverage technology from several of the above practices to meet the specific requirements of our clients. Our solutions can be provided through a variety of delivery mechanisms, including on-premise, through our remote operations center, or through a private or public cloud, to name a few.

Further, we intend to take advantage of the trends impacting the technology market, including cloud computing, big data, bring-your-own-device programs and mobility, by aggressively building our solutions capabilities through a combination of tuck-in acquisitions and organic growth. We are committed to taking advantage of and leveraging opportunities as manufacturers, publishers and service providers develop new technologies and as new channels for buying and supplying technology gain market acceptance.

We define operational excellence in terms of our productivity, or how we align our organizational and departmental goals to our daily work effort. We measure our productivity based on the ratio of our selling and administrative expenses to gross profit dollars and to net sales. In order to improve productivity, we have implemented a series of initiatives, including upgrading our IT systems to garner efficiencies in our business, standardizing the process by which we measure and reward the productivity of our account representatives, defining and setting expectations for productivity levels for all teammates, embedding these metrics into job descriptions, benchmarking ourselves internally and externally and utilizing a formalized management system to review our progress through quarterly business reviews. We have established clear roles and accountabilities for all teammates and aligned compensation models and business processes to continue our focus on productivity improvements across our business.

Utilizing metrics and a management system to track our performance and a weekly sales management commitment process, we have visibility into our business to ensure resources are aligned to drive results. We believe that our continuous focus on operational excellence, business intelligence and improvement for every business process will yield a significant long-term benefit to Insight.

Build a robust services business. While Insight’s business was primarily built on hardware and software product sales, which are still the foundation of many of our client relationships today, we believe our services capabilities differentiate Insight in the marketplace and enhance our profitability. Although our services capabilities are most mature in our United States business, we are growing our capabilities in the United Kingdom and are selectively launching the offering of such services in Canada and other countries in our EMEA and APAC segments.

INSIGHT ENTERPRISES, INC.

During 2012, we further defined our go-to-market services strategy in the United States by introducing practice teams structured to support our solutions domains. In bringing the right solutions to market, the practice teams play a critical role in developing domain knowledge and best practices, generating demand, providing sales support and overseeing project delivery. We have analyzed our set of service offerings to determine if each service is aligned with our practices, is market relevant, is differentiated and is profitable, repeatable and scalable. As a result of this objective evaluation, we redeployed resources and further focused our portfolio of solutions.

In addition, we are developing our capabilities and expanding our service partner network in the United Kingdom, the Netherlands, Germany, France and Canada to deliver select hardware-related services to clients in those markets.

In other countries where we do not currently sell hardware, we intend to continue to enhance our software offerings by introducing “Software as a Service” (“SaaS”) cloud solutions, expanding our software-related services capabilities, and extending our client reach with middle market and public sector clients. In addition, we intend to maintain our global software capabilities to support our multinational clients. For a discussion of risks associated with international operations, see “Risk Factors – There are risks associated with our international operations that are different than the risks associated with our operations in the United States, and our exposure to the risks of a global market could hinder our ability to maintain and expand international operations,” in Part I, Item 1A of this report.

Capitalize on the cloud. Cloud computing represents an evolution in the IT world. Private and/or public cloud solutions provide flexible, reliable and affordable solutions for delivering critical IT functions, such as email, data security, data center hosting and more. To date, Insight has sold more than three million seats in various public cloud offerings. We are developing solutions and services to make the transition from the traditional IT computing model to cloud computing easier for our clients.

Our vision is to help our clients succeed in the cloud. We plan to do this by becoming a leading single-source provider of the best-in-class cloud computing solutions, providing a wide range of cloud solutions, support services and an enhanced shopping experience through our single central aggregation point.

Building on our value as a technology solutions provider, we launched the InsightCloud Solutions Center, which offers clients in North America and EMEA a new way to learn about, shop for and manage and provision cloud computing solutions. The InsightCloud Solutions Center provides an array of cloud offerings from industry leaders, complete with client care support services and expert presale resources to assist in client decision making and implementation. The InsightCloud Solutions Center acts as our “as-a-service” aggregation portal linked to Insight.com, which enables integrated procurement and provisioning, a utility billing system, solution administration support and on-demand services.

Hardware, Software and Services Offerings

Hardware Offerings. We currently offer our clients in North America and select countries in EMEA a comprehensive selection of IT hardware products. We offer products from hundreds of manufacturers, including such industry leaders as Hewlett-Packard (“HP”), Cisco, Lenovo, Dell, Apple and IBM. Our scale and purchasing power, combined with our efficient, high-volume and cost effective direct sales and marketing model, allow us to offer competitive prices. We believe that offering choices from multiple partners enables us to better serve our clients by providing a variety of product solutions to best address their specific business needs. These needs may be based on particular client preferences or other criteria, such as real-time best pricing and availability, or compatibility with existing technology.

The four hardware technology categories we have identified as key to our solutions selling focus are:

•	Desktop, notebook and tablet

•	Networking

•	Server, storage and power

•	Print and consumables

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

INSIGHT ENTERPRISES, INC.

Software Offerings. Our clients acquire software applications from us in the form of licensing agreements with software publishers, boxed products, or through SaaS, whereby clients subscribe to software that is hosted either by the software publisher or a dedicated third-party hosting company on the internet. We offer products from hundreds of publishers, including such industry leaders as Microsoft, Adobe, VMware and Symantec. The majority of our clients obtain their software applications through licensing agreements, which we believe is a result of their ease of administration and cost-effectiveness. Licensing agreements, or right-to-copy agreements, allow a client to either purchase a license for each of its users in a single transaction or periodically report its software usage, paying a license fee based on the number of users.

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

Additionally, we help our clients standardize their software environments while reducing costs and limiting risk through optimal license use and compliance management. We offer clients a portfolio of Software Asset Management (“SAM”) services, including SAM consultations, assessment of ISO standard attainment, and license reconciliations. We help clients determine their license rights and utilization rates, reconcile the difference, and then proactively track, analyze, and manage their software portfolio from procurement to retirement.

Services Offerings. We currently offer a suite of consulting, technical and managed services in the U.S., the United Kingdom, France, the Netherlands and Germany via our own personnel, augmented by service partners to fill gaps in our geographic coverage or capabilities. We also utilize partners to deliver these services in Canada and selected services in the rest of EMEA and APAC. We believe that developing the breadth and quality of these capabilities internally or through targeted acquisitions over time will be a key differentiator for us. We have, and intend to continue to develop, an array of technical expertise and service capabilities to help identify, acquire, implement and manage technology solutions to allow our clients to address their business needs.

As discussed previously, to grow profitable market share, we have identified and are focused on select practices. Within these practices, we offer the following end-to-end capabilities:

•	Plan

•	Strategy and Assessment

•	Architecture and Design

•	Deploy

•	Integration

•	Implementation

•	Operate

•	Management

•	Cloud Computing

•	Refresh

•	Warranty

•	Maintenance

INSIGHT ENTERPRISES, INC.

We know that our clients have limited resources to provide reliable support to their end users and to maximize the life cycle and value of their IT investments. Our consulting services are focused on assessment, architecture and design in networking, collaboration and office productivity. Insight’s technical services span multi-site deployment, on-site programs and maintenance with support across a wide range of hardware and software partners. Our managed services create an extension of our client’s team and include our Remote Network Operation Center (“RNOC”), our integration labs, our service desk and our National Repair Center (“NRC”). The RNOC provides 24x7 remote monitoring of clients’ infrastructure, including network, server and storage. Our ISO certified labs deliver a range of services from imaging to configuration to remote testing of product in a client’s IT environment via secure Virtual Private Network (VPN) connections. The NRC offers repair, remarketing and overnight hot-swap services. A smaller RNOC is based in London, England and offers selected similar services. Over time, we intend to develop our two RNOCs to provide full 24x7 redundancies.

Further, we can help our clients preserve capital and expand limited resources by delivering business-critical applications and programs from the cloud. With low upfront costs and no need for in-house maintenance, “as-a-service” offerings are an effective alternative to potentially more expensive on-premise solutions. We partner with providers to deliver solutions around collaboration and messaging, managed security and data management, including Microsoft, Symantec, CA Technologies, IBM, McAfee and Apptix. We plan to aggressively add additional partners with new offerings in 2013 as we accelerate cloud solution offerings.

Our practice teams are made up of industry-, technical- and product-certified engineers, consultants and specialists who are current on best practices and the latest developments in their respective practice areas.

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

In 2012, one of our key initiatives was to deliver a standardized system across North America. As part of this initiative, we consolidated systems and removed operational barriers created by the multiple IT environments inherited in past acquisitions. Implementation began in May, proceeded as planned, and was substantially completed in 2012. We are currently completing the integration of our software business and anticipate that all of our North America operations will be on one system by the end of the first half of 2013.

This systems integration strategy in North America allows us to:

•	Simplify our systems landscape;

•	Improve productivity by streamlining applications, process and infrastructure;

•	Enhance cross-selling by improving client and account executive access to all products and services we sell;

•	Implement solutions that effectively support our services business; and

•	Standardize our data repository to facilitate user access and strengthen controls.

We also converted a number of our EMEA operations to a new IT system that allows us to expand our sales of hardware and services, in addition to software, to clients in that region. To date, we have successfully deployed the new system in the United Kingdom, the Netherlands, Germany, France, the Czech Republic, Ireland and Russia. We expect to continue our deployment in the remainder of EMEA into 2013.

INSIGHT ENTERPRISES, INC.

In 2013, we plan to migrate our APAC operations to the same IT system platform used in North America.

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

Competition

The IT hardware, software and services industry is very fragmented and highly competitive. We compete with a large number and wide variety of marketers and resellers of IT hardware, software and services, including:

•	Direct marketers and resellers, such as CDW (North America), Systemax (Europe), SoftChoice, Comparex, PC Connection, PC Mall, Worldwide Technology, SHI, SoftwareONE, Computacenter, Specialist Computercenters, Bechtle, and Cancom;

•	National and regional resellers, including value-added resellers, specialty retailers, aggregators, distributors, and to a lesser extent, national computer retailers, computer superstores, Internet-only computer providers, consumer electronics and office supply superstores and mass merchandisers;

•	Product manufacturers, such as Dell, HP, IBM and Lenovo;

•	Software publishers, such as IBM, Microsoft and Symantec;

•	Systems integrators, such as Compucom Systems, Inc.;

•	National and global service providers, such as IBM Global Services and HP/EDS; and

•	E-tailers, such as Newegg, Buy.com and e-Buyer (United Kingdom).

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

Partners

During 2012, we purchased products and software from approximately 6,100 partners. Approximately 68% (based on dollar volume) of these purchases were directly from manufacturers or software publishers, with the balance purchased through distributors. Purchases from Microsoft, Ingram Micro (a distributor) and HP accounted for approximately 28%, 10% and 10%, respectively, of our aggregate purchases in 2012. No other partner accounted for more than 10% of purchases in 2012. Our top five partners as a group for 2012 were Microsoft, Ingram Micro, HP, Cisco and Tech Data (a distributor), and approximately 63% of our total purchases during 2012 came from this group of partners. Although brand names and individual products are important to our business, we believe that competitive sources of supply are available in substantially all of our product categories such that, with the exception of Microsoft, we are not dependent on any single partner for sourcing products.

During 2012, sales of Microsoft, HP and Cisco products accounted for approximately 30%, 15% and 10%, respectively, of our consolidated net sales. No other manufacturer’s products accounted for more than 10% of our consolidated net sales in 2012. Sales of product from our top five manufacturers/publishers as a group (Microsoft, HP, Cisco, Lenovo and Adobe) accounted for approximately 65% of Insight’s consolidated net sales during 2012.

We obtain incentives from certain product manufacturers, software publishers and distribution partners based typically upon the volume of sales or purchases of their products and services. In other cases, such incentives may be in the form of participation in our partner programs, which may require specific services or activities with our clients, discounts, marketing funds, price protection or rebates. Manufacturers and publishers may also provide mailing lists, contacts or leads to us. We believe that these incentives (or partner funding) and other marketing assistance allow us to increase our marketing reach and strengthen our relationships with leading manufacturers and publishers. This funding is important to us, and any elimination or substantial reduction would increase our costs of goods sold or marketing expenses, resulting in a corresponding decrease in our earnings from operations.

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

As we move into new service areas, we may become even more reliant on certain partner relationships. For a discussion of risks associated with our reliance on partners, see “Risk Factors – We rely on our partners for product availability and competitive products to sell, and we also compete with many of our partners” and “– We rely on our partners for marketing funds and purchasing incentives,” in Part I, Item 1A of this report.

Teammates

As of December 31, 2012, we employed 5,405 teammates, of whom 3,036 were engaged in management, support services and administration activities (including over 1,000 skilled, certified consulting and service delivery professionals), 2,200 were engaged in sales related activities, and 169 were engaged in distribution activities. Our teammates are not represented by a labor union, and we have never experienced a labor related work stoppage.

For a discussion of risks associated with our dependence on certain personnel, including sales personnel, see “Risk Factors – We depend on certain personnel,” in Part I, Item 1A of this report.

Seasonality

We experience some seasonal trends in our sales of IT hardware, software and services. For example:

•	software sales are typically seasonally higher in our second and fourth quarters, particularly the second quarter;

•	business clients, particularly larger enterprise businesses in the U.S., tend to spend more in our fourth quarter as they utilize their remaining capital budget authorizations, and less in the first quarter;

•	sales to the federal government in the U.S. are often stronger in our third quarter, while sales in the state and local government and education markets are stronger in our second quarter; and

•	sales to public sector clients in the United Kingdom are often stronger in our first quarter.

These trends create overall seasonality in our consolidated results such that sales and profitability are expected to be higher in the second and fourth quarters of the year. For a discussion of risks associated with seasonality see “Risk Factors – Our net sales and gross profit have historically varied, making our future operating results less predictable,” in Part I, Item 1A of this report.

Backlog

The majority of our backlog historically has been and continues to be open cancelable purchase orders. We do not believe that backlog as of any particular date is predictive of future results.

INSIGHT ENTERPRISES, INC.

Intellectual Property

We do not maintain a traditional research and development group, but we do develop and seek to protect a range of intellectual property, including trademarks, service marks, copyrights, domain name rights, trade dress, trade secrets and similar intellectual property relying, for such protection, on applicable statutes and common law rights, trade-secret protection and confidentiality and license agreements, as applicable, with teammates, clients, partners and others to protect our intellectual property rights. Our principal trademark is a registered mark, and we also license certain of our proprietary intellectual property rights to third parties. We have registered a number of domain names, applied for registration of other marks in the U.S. and in select international jurisdictions, and, from time to time, filed patent applications. We believe our trademarks and service marks, in particular, have significant value, and we continue to invest in the promotion of our trademarks and service marks and in our protection of them. For a description of risks associated with our intellectual property, see “Risk Factors – We may not be able to protect our intellectual property adequately, and we may be subject to intellectual property infringement claims,” in Part I, Item 1A of this report.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the reports of beneficial ownership filed pursuant to Section 16(a) of the Exchange Act are available free of charge on our web site at www.insight.com, as soon as reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission. The information contained on our web site is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K.

Item 1A. Risk Factors

We rely on our partners for product availability and competitive products to sell, and we also compete with many of our partners. We acquire products for resale both directly from manufacturers and publishers and indirectly through distributors, and the loss of a significant partner relationship could cause a disruption in the availability of products to us. Many of our manufacturer and publisher partners are also our competitors, as many sell directly to business customers, particularly larger corporate customers. There is no assurance that, as manufacturers and publishers continue to sell both through the reseller channel and directly to end users, they will not limit or curtail the availability of their product to resellers like us. In addition, the manner in which publishers distribute software is changing, and many publishers now offer their programs as cloud, hosted or SaaS solutions. These changes in distribution may intensify competition and increase the volume of software made available directly to end users through these competitive programs. Any significant increase in such sales could have a material adverse effect on our business, results of operations and financial condition.

We rely on our partners for marketing funds and purchasing incentives. Certain manufacturers, publishers and distributors provide us with substantial incentives in the form of rebates, marketing funds, purchasing incentives, early payment discounts, referral fees and price protections. Partner funding is used to offset, among other things, inventory costs, costs of goods sold, marketing costs and other operating expenses. Certain of these funds are based on our volume of sales or purchases, growth rate of net sales or purchases and marketing programs. If we do not meet the goals of these programs or if we are not in compliance with the terms of these programs, there could be a material negative effect on the amount of incentives offered or paid to us by manufacturers and publishers. We anticipate that in the future the incentives that many partners make available to us may either be reduced or that the requirements for earning the available amounts will change. If we are unable to react timely to any fundamental changes in the programs of publishers or manufacturers, including the elimination of, or significant reductions in, funding for some of the activities for which we have been compensated in the past, particularly related to incentive programs with our largest partners, HP and Microsoft, the changes could have a material adverse effect on our business, results of operations and financial condition. No assurance can be given that we will continue to receive such incentives.

Changes in the IT industry and/or rapid changes in technology may reduce demand for the IT hardware, software and services we sell or change who makes purchasing decisions for IT hardware, software and services. Our results of operations are influenced by a variety of factors, including the condition of the IT industry, shifts in demand for, or availability of, IT hardware, software, peripherals and services, and industry innovation and the introduction of new products. The IT industry is characterized by rapid technological change and the frequent introduction of new products, which can decrease demand for current products and can disrupt purchasing patterns. If we fail to react in a timely manner to such changes, we may have to record write-downs of obsolete inventory. In addition, in order to satisfy client demand, protect ourselves against product shortages, obtain greater purchasing discounts and react to changes in original equipment manufacturers’ terms and conditions, we may decide to carry inventory products that may have limited or no return privileges. There can be no assurance that we will be able to avoid losses related to inventory obsolescence on these products. Additionally, if purchasing power within our clients shifts from centralized procurement functions to business units or individual end users and we are unable to react timely to any such changes, shifts in purchasing power could have a material adverse effect on our business, results of operations and financial condition.

INSIGHT ENTERPRISES, INC.

The cloud and “as a service” models are disrupting the IT market and introducing new products, services and competitors to the market. In many cases, these new distribution models allow enterprises to obtain the benefits of commercially licensed, internally operated software with less complexity and lower initial set-up, operational and licensing costs, increasing competition for us. There can be no assurance that we will be able to adapt to, or compete effectively with, current or future distribution channels or competitors or that the competitive pressures we face will not have a material adverse effect on our business, results of operations and financial condition.

Disruptions in our IT systems and voice and data networks, including the integration and upgrade of our IT systems, could affect our ability to service our clients and cause us to incur additional expenses. We believe that our success to date has been, and future results of operations will be, dependent in large part upon our ability to provide prompt and efficient service to our clients. Our ability to provide that level of service is largely dependent on the ease of use, accuracy, quality and utilization of our IT systems, which affects our ability to manage our sales, client service, distribution, inventories and accounting systems, and the reliability of our voice and data networks and managed services offerings. We are in the process of integrating and converting IT systems in all of our business segments. There can be no assurances that these integration and conversion projects will be completed when planned and will not cause disruptions in our business, and any such delay or disruption could have a material adverse effect on our results of operations and financial condition. If existing technology is determined to have a shorter useful life or the value of the existing system is impaired, we could incur additional depreciation expense and/or impairment charges. We are developing a formal enterprise resiliency plan to help avoid business or data interruptions or loss, but substantial interruption in our IT systems or in our voice and data networks, however caused, could have a material adverse effect on our business, results of operations and financial condition.

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

Certain of our competitors in each of our operating segments have greater financial, technical, marketing and other resources than we do. In addition, some of these competitors may be able to respond more quickly to new or changing opportunities, technologies and client requirements. Many current and potential competitors also have greater name recognition and engage in more extensive promotional activities, offer more attractive terms to their customers and adopt more aggressive pricing policies than we do. Additionally, some of our competitors have higher margins and/or lower operating cost structures, allowing them to price more aggressively. There can be no assurance that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not have a material adverse effect on our business, results of operations and financial condition.

INSIGHT ENTERPRISES, INC.

General economic conditions, including unfavorable economic conditions in a particular region, business or industry sector, may lead our clients to delay or forgo investments in IT hardware, software and services, which could adversely affect our business, financial condition and operating results. Weak economic conditions generally or any broad-based reduction in IT spending adversely affects our business, operating results and financial condition. A prolonged slowdown in the global economy or similar crisis, or in a particular region or business or industry sector, such as the debt levels and financial viability of some European countries, or tightening of credit markets, could cause our clients to have difficulty accessing capital and credit sources, delay contractual payments, or delay or forgo decisions to (i) upgrade or add to their existing IT environments, (ii) license new software or (iii) purchase products or services (particularly with respect to discretionary spending for hardware, software and services). Further, the U.S. Government may implement significant reductions in program funding, and we are not able, at present, to predict the effect of any such reductions. Such events could adversely affect our business, financial condition, operating results and cash flow.

The failure of our clients to pay the accounts receivable they owe to us or the loss of significant clients could have a significant negative impact on our business, results of operations, financial condition or liquidity. A significant portion of our working capital consists of accounts receivable from clients. If clients comprising a significant amount of accounts receivable (in number or dollar amount) were to become insolvent or otherwise unable to pay for products and services, our business, results of operations, financial condition or liquidity could be adversely affected. Economic or industry downturns could result in longer payment cycles, increased collection costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could also impact the cost or availability of financing under our accounts receivable securitization program.

The failure to comply with the terms and conditions of our commercial and public sector contracts could result in, among other things, damages, fines or other liabilities. Sales to commercial clients are based on stated contract terms, the terms and conditions on our website or terms contained in purchase orders on a transaction by transaction basis. Sales to public sector clients are derived from sales to federal, state and local governmental departments and agencies, as well as to educational institutions, through open market sales and various contracts and programs. Noncompliance with contract terms, particularly in the highly regulated public sector business, or with government procurement regulations could result in fines or penalties against us or termination of contracts, and, in the public sector, could also result in civil, criminal, and administrative liability. With respect to our public sector business, the government’s remedies may include suspension or debarment. In addition, almost all of our contracts have default provisions, and substantially all of our contracts in the public sector are terminable at any time for convenience of the contracting agency. The effect of any of these possible actions or the adoption of new or modified procurement regulations or practices could materially adversely affect our business, financial position and results of operations.

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

The integration and operation of acquired businesses may disrupt our business and create additional expenses, and we may not achieve the anticipated benefits of the acquisitions. Integration of an acquired business involves numerous risks, including assimilation of operations of the acquired business and difficulties in the convergence of IT systems, the diversion of management’s attention from other business concerns, risks of entering markets in which we have had no or only limited direct experience, assumption of unknown or unquantifiable liabilities, the potential loss of key teammates and/or clients, difficulties in completing strategic initiatives already underway in the acquired companies, and unfamiliarity with partners of the acquired company, each of which could have a material adverse effect on our business, results of operations and financial condition. The success of our integration of acquired businesses typically assumes certain synergies and other benefits. We cannot assure that these risks or other unforeseen factors will not offset the intended benefits of the acquisitions, in whole or in part.

INSIGHT ENTERPRISES, INC.

We depend on certain personnel. We rely on key management teammates to execute our strategy to grow profitable market share. The loss of one or more of these leaders, or a failure to attract and retain new executives, could have a material adverse effect on our business, results of operations and financial condition. We also believe that our future success will be largely dependent on our continued ability to attract and retain highly qualified management, sales, service and technical teammates, and we make a significant investment in the training of our sales account executives and services engineers. If we are not able to retain such personnel or to train them quickly enough to meet changing market conditions, we could experience a drop in the overall quality and efficiency of our sales and services teammates, and that could have a material adverse effect on our business, results of operations and financial condition.

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

There are risks associated with our international operations that are different than the risks associated with our operations in the United States, and our exposure to the risks of a global market could hinder our ability to maintain and expand international operations. We have operation centers in Australia, Canada, France, Germany, the U.S., and the United Kingdom, as well as sales offices throughout EMEA and APAC. In the regions in which we do not currently have a physical presence, we serve our clients through strategic relationships. In implementing our international strategy, we may face barriers to entry and competition from local companies and other companies that already have established global businesses, as well as the risks generally associated with conducting business internationally. The success and profitability of international operations are subject to numerous risks and uncertainties, many of which are outside of our control, such as:

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

In addition, changes in policies and/or laws of the U.S. or foreign governments resulting in, among other changes, higher taxation, tariffs or similar protectionist laws, currency conversion limitations or the nationalization of private enterprises could reduce the anticipated benefits of international operations and could have a material adverse effect on our results of operations and financial condition.

We have currency exposure arising from both sales and purchases denominated in foreign currencies, including intercompany transactions outside the U.S., and we currently conduct limited hedging activities. In addition, some currencies are subject to limitations on conversion into other currencies, which can limit the ability to otherwise react to rapid foreign currency devaluations. We cannot predict with precision the effect of future exchange-rate fluctuations on our business and operating results, and significant rate fluctuations could have a material adverse effect on results of operations and financial condition.

INSIGHT ENTERPRISES, INC.

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

We may not be able to protect our intellectual property adequately, and we may be subject to intellectual property infringement claims. To protect our intellectual property, we rely on copyright, trademark and trade secret laws, unpatented proprietary know-how, and patents, as well as confidentiality, invention assignment, non-solicitation and non-competition agreements. There can be no assurance that these measures will afford us sufficient protection of our intellectual property, and it is possible that third parties may copy or otherwise obtain and use our proprietary information without authorization or otherwise infringe on our intellectual property rights. The disclosure of our trade secrets could impair our competitive position and could have a material adverse effect on our business relationships, results of operations, financial condition and future growth prospects.

In addition, our registered trademarks and trade names are subject to challenge by third parties. This may affect our ability to continue using those marks and names. Likewise, many businesses are actively investing in, developing and seeking protection for intellectual property in the areas of search, indexing, e-commerce and other Web-related technologies, as well as a variety of on-line business models and methods, all of which are in addition to traditional research and development efforts for IT products and application software, and non-practicing entities continue to invest in acquiring patent portfolios for the purpose of turning the portfolios into income-generating assets, whether through licensing campaigns or litigation. As a result, disputes regarding the ownership of and the right to use these technologies are likely to arise in the future, and, from time to time, parties do assert various infringement claims against us, either because of our practices or because we resell allegedly infringing hardware or software, in the form of cease-and-desist letters, licensing inquiries, lawsuits and other communications and demands. If there is a determination that we have infringed the proprietary rights of others, we could incur substantial monetary liability, be forced to stop selling infringing products or providing infringing services, be required to enter into costly royalty or licensing agreements, if available, or be prevented from using the rights, which could force us to change our business practices or hardware, software or services offerings in the future. Additionally, as we increase the geographic scope of our operations and the types of services provided under the Insight brand, there is a greater likelihood that we will encounter challenges to our trade names, trademarks and service marks. We may not be able to use our principal mark without modification in all geographies for all of our offerings, and these challenges may come from either governmental agencies or other market participants. These types of claims could have a material adverse effect on our business, results of operations and financial condition.

Item 1B. Unresolved Staff Comments

None.

INSIGHT ENTERPRISES, INC.

Item 2. Properties

Our principal executive offices are located in Tempe, Arizona. We believe that our facilities will be suitable and adequate for our present purposes, and we anticipate that we will be able to extend our existing leases on terms satisfactory to us or, if necessary, to locate substitute facilities on acceptable terms. At December 31, 2012, we owned or leased a total of approximately 1.4 million square feet of office and warehouse space, and, while approximately 70% of the square footage is in the United States, we own or lease office and warehouse facilities in 11 countries in EMEA and we lease office facilities in five countries in APAC.

Information about significant sales, distribution, services and administration facilities in use as of December 31, 2012 is summarized in the following table:

Operating Segment	Location	Primary Activities	Own or Lease
Headquarters	Tempe, Arizona, USA	Executive Offices, Sales and Administration	Own

North America	Tempe, Arizona, USA	Sales and Administration	Own
	Tempe, Arizona, USA	Administration	Own
	Tempe, Arizona, USA	Network Operations Center	Lease
	Bloomingdale, Illinois, USA	Sales and Administration	Own
	Hanover Park, Illinois, USA	Services, Distribution and Administration	Lease
	Plano, Texas, USA	Sales and Administration	Lease
	Liberty Lake, Washington, USA	Sales and Administration	Lease
	Tampa, Florida, USA	Sales and Administration	Lease
	Winnipeg, Manitoba, Canada	Sales and Administration	Lease
	Montreal, Quebec, Canada	Sales and Administration	Own
	Montreal, Quebec, Canada	Distribution	Lease

EMEA	Sheffield, United Kingdom	Sales and Administration	Own
	Sheffield, United Kingdom	Distribution	Lease
	Uxbridge, United Kingdom	Sales and Administration	Lease
	Munich, Germany	Sales and Administration	Lease
	Frankfurt, Germany	Sales and Administration	Lease
	Frankfurt, Germany	Distribution	Lease
	Paris, France	Sales and Administration	Lease

APAC	Sydney, New South Wales, Australia	Sales and Administration	Lease

In addition to those listed above, we have leased sales offices in various cities across North America, EMEA and APAC. For additional information on operating leases, see Note 7 to the Consolidated Financial Statements in Part II, Item 8 of this report. These properties are not included in the table above. A portion of the administration facilities that we own in Tempe, Arizona included in the table above is currently leased to Revana, formerly known as Direct Alliance Corporation, a discontinued operation that was sold to a third party in 2006.

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

	Common Stock
	High Price	Low Price
Year 2012
Fourth Quarter	$18.23	$15.01
Third Quarter	19.43	15.71
Second Quarter	22.59	14.39
First Quarter	22.71	15.97
Year 2011
Fourth Quarter	$18.24	$13.01
Third Quarter	19.52	14.68
Second Quarter	17.99	15.40
First Quarter	19.10	13.60

As of February 15, 2013, we had 44,624,799 shares of common stock outstanding held by 83 stockholders of record. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by brokerage firms and clearing agencies.

We have never paid a cash dividend on our common stock. We currently intend to reinvest all of our earnings into our business and do not intend to pay any cash dividends in the foreseeable future. Our senior revolving credit facility contains restrictions on the payment of cash dividends.

Issuer Purchases of Equity Securities

Although we did not repurchase shares of our common stock during the year ended December 31, 2012, on February 13, 2013, our Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock. The Company’s share repurchases will be made on the open market, through block trades, through 10b5-1 plans or otherwise. The amount of shares purchased and the timing of the purchases will be based on working capital requirements, general business conditions and other factors. The Company intends to retire the repurchased shares.

INSIGHT ENTERPRISES, INC.

Stock Price Performance Graph

Set forth below is a graph comparing the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq Stock Market U.S. Companies (Market Index) and the Nasdaq Retail Trade Stocks (Peer Index) for the period starting January 1, 2008 and ending December 31, 2012. The graph assumes that $100 was invested on January 1, 2008 in our common stock and in each of the two Nasdaq indices, and that, as to such indices, dividends were reinvested. We have not, since our inception, paid any cash dividends on our common stock. Historical stock price performance shown on the graph is not necessarily indicative of future price performance.

	Jan. 1, 2008	Dec. 31, 2008	Dec. 31, 2009	Dec. 31, 2010	Dec. 31, 2011	Dec. 31, 2012
Insight Enterprises, Inc. Common Stock (NSIT)	100.00	37.83	62.61	72.15	83.83	95.23

Nasdaq Stock Market U.S. Companies (Market Index)	100.00	61.17	87.93	104.13	104.69	123.85

Nasdaq Retail Trade Stocks (Peer Index)	100.00	69.77	96.92	121.39	136.70	161.63

INSIGHT ENTERPRISES, INC.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto in Part II, Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report. The selected consolidated financial data presented below under the captions “Consolidated Statements of Operations Data” and “Consolidated Balance Sheet Data” as of and for each of the years in the five-year period ended December 31, 2012 is derived from our audited consolidated financial statements. The consolidated financial statements as of December 31, 2012 and 2011, and for each of the years in the three-year period ended December 31, 2012, which have been audited by KPMG LLP, our independent registered public accounting firm, are included in Part II, Item 8 of this report.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated Statements of Operations Data (1)
Net sales	$5,301,441	$5,287,228	$4,809,930	$4,136,905	$4,825,489
Costs of goods sold	4,581,765	4,578,071	4,163,833	3,568,291	4,161,906

Gross profit	719,676	709,157	646,097	568,614	663,583
Operating expenses:
Selling and administrative expenses	565,206	556,689	519,065	502,102	561,987
Goodwill impairment	—	—	—	—	397,247
Severance and restructuring expenses	6,317	5,085	2,956	13,608	8,595

Earnings (loss) from operations	148,153	147,383	124,076	52,904	(304,246)
Non-operating (income) expense:
Interest income	(1,468)	(1,686)	(714)	(424)	(2,387)
Interest expense	6,101	6,927	7,677	10,790	13,479
Gain on bargain purchase	(2,022)	—	—	—	—
Net foreign currency exchange (gain) loss	(463)	(1,136)	522	(328)	9,629
Other expense, net	1,337	1,589	1,417	1,123	1,107

Earnings (loss) from continuing operations before income taxes	144,668	141,689	115,174	41,743	(326,074)
Income tax expense (benefit)	51,905	41,454	39,689	10,970	(86,347)

Net earnings (loss) from continuing operations	92,763	100,235	75,485	30,773	(239,727)
Net earnings from discontinued operations(2)	—	—	—	2,801	—

Net earnings (loss)	$92,763	$100,235	$75,485	$33,574	$(239,727)

Net earnings (loss) per share—Basic:
Net earnings (loss) from continuing operations	$2.09	$2.20	$1.63	$0.67	$(5.15)
Net earnings from discontinued operations (2)	—	—	—	0.06	—

Net earnings (loss) per share	$2.09	$2.20	$1.63	$0.73	$(5.15)

Net earnings (loss) per share—Diluted:
Net earnings (loss) from continuing operations	$2.07	$2.18	$1.61	$0.67	$(5.15)
Net earnings from discontinued operations (2)	—	—	—	0.06	—

Net earnings (loss) per share	$2.07	$2.18	$1.61	$0.73	$(5.15)

Shares used in per share calculations:
Basic	44,413	45,474	46,218	45,838	46,573

Diluted	44,834	46,021	46,812	46,271	46,573

INSIGHT ENTERPRISES, INC.

	December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data
Working capital	$519,429	$426,517	$352,182	$297,485	$318,867
Total assets	2,001,503	1,857,611	1,803,283	1,603,321	1,607,503
Short-term debt, including capital leases	602	1,017	997	875	—
Long-term debt, including capital leases	80,000	115,602	91,619	149,349	228,000
Stockholders’ equity	705,291	596,832	544,971	467,574	421,968
Cash dividends declared per common share	—	—	—	—	—

(1)

Our consolidated statements of operations data above includes results of the acquisitions from their dates of acquisition: Inmac from February 1, 2012; Ensynch from October 1, 2011; MINX from July 10, 2008; and Calence from April 1, 2008.

(2)

During the year ended December 31, 2009, we recorded earnings from a discontinued operation of $4.5 million, $2.8 million net of tax, as a result of the favorable settlement on July 7, 2009 of an arbitrated claim related to the sale of Direct Alliance Corporation, a former subsidiary that was sold on June 30, 2006.

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

Overview

We are a global provider of information technology (“IT”) hardware, software and services solutions to businesses and public sector institutions in North America, Europe, the Middle East, Africa (“EMEA”) and Asia-Pacific (“APAC”). Currently, our offerings in North America and select countries in EMEA include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and select software-related services.

Our vision is to be the trusted advisor to our clients, helping them enhance business performance through innovative technology solutions. Our strategy is to grow market share and profitability by delivering relevant product, service and solutions offerings to our clients on a scalable support and delivery platform.

Overall, we believe that 2012 was a productive year for our business. Market conditions were softer as macro-economic concerns globally led to lower capital spending for IT products. However, we executed well on our strategic initiatives in the environment; we improved the overall profitability of our sales, investing strategically in sales and services resources, successfully integrating two acquisitions, and essentially completing significant IT systems integration projects in Europe and North America. At the same time, we kept a disciplined focus on our expenses.

On a consolidated basis, for the year ended December 31, 2012, our net sales remained flat at $5.3 billion, as growth in the public sector and mid market were offset by lower spending by large enterprise clients. Our resulting gross profit increased by $10.5 million, or 1%, while gross margin increased 20 basis points to 13.6%. Selling and administrative expenses increased 2% in 2012 compared to 2011 as we invested in our sales force globally. We reported earnings from operations of $148.2 million in 2012, an improvement of 1% compared to the prior year, which represented 2.8% of net sales, consistent with the prior year. Our effective tax rate in 2012 was 35.9% compared to 29.3% in 2011 and 34.5% in 2010. Net earnings and diluted net earnings per share were $92.8 million and $2.07, respectively, for the year ended December 31, 2012. In 2011, we reported net earnings of $100.2 million and diluted net earnings per share of $2.18. In 2010, we reported net earnings of $75.5 million and diluted earnings per share of $1.61.

The results of operations for the year ended December 31, 2012 include the following items:

•	severance and restructuring expenses of $6.3 million, $4.3 million net of tax;

•	a reduction in legal expenses of approximately $2.0 million associated with the recovery of legal fees incurred in previous periods;

•	an operating gain of $1.2 million on the sale of a portfolio of non-core service contracts; and

•	a non-operating gain on bargain purchase of $2.0 million as the fair value of the net assets acquired exceeded the purchase price paid by the Company for Inmac.

The results of operations for the year ended December 31, 2011 include the following items:

•	severance and restructuring expenses of $5.1 million, $3.4 million net of tax;

•	tax benefits of $8.6 million primarily related to the recognition of foreign tax credits upon the reorganization of certain of our foreign operations and to other tax matters; and

•	the repurchase of approximately 2.9 million shares of the Company’s common stock for $50.0 million.

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

Effective October 1, 2011, we acquired Ensynch, a leading professional services firm with multiple Microsoft Gold competencies across the complete Microsoft solution set, including cloud migration and management. The acquisition of Ensynch did not have a significant effect on results of operations in 2011.

During 2012, we generated $67.4 million of cash flows from operations. We utilized $34.0 million to fund capital investments primarily associated with our IT systems upgrades and the acquisition of Inmac. During the year, we made combined net repayments of $35.0 million under our senior revolving credit facility and our accounts receivable securitization financing facility, which were offset by $22.9 million of net borrowings under our inventory financing facility. We ended the year with $152.1 million of cash and cash equivalents and $80.0 million of debt outstanding under our long-term facilities.

As we have previously disclosed, our largest software partner has informed its resellers, including the Company, about changes to certain elements of its channel incentive program that have been impacting resellers since the program changes first became effective in late 2011. The changes affect our financial results over a three-year period as our client contracts are renewed under the new program. In addition, as additional details of the new programs are announced and differing aspects of the program changes are clarified, we are continually assessing the anticipated effect that these changes will have on our results of operations and financial position. Based on our known client contracts renewing in 2013, program information currently available and certain mitigating actions, we expect the full year 2013 effect to be a reduction of gross profit of between $8 to $12 million, as compared to the amount we earned in 2012.

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

We consider the following to be our critical accounting estimates used in the preparation of our consolidated financial statements:

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Sales Recognition

Sales are recognized when title and risk of loss are passed to the client, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Our standard sales terms are F.O.B. shipping point or equivalent, at which time title and risk of loss have passed to the client. However, because we either (i) have a general practice of covering client losses while products are in transit despite title and risk of loss contractually transferring at the point of shipment or (ii) have specifically stated F.O.B. destination contractual terms with the client, delivery is not deemed to have occurred until the point in time when the product is received by the client.

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

The sale of hardware and software products may also include the provision of services, and the associated contracts may contain multiple elements or non-standard terms and conditions. Services that are performed by us in conjunction with hardware and software sales that are completed in our facilities prior to shipment of the product are recognized upon delivery, when title passes to the client, for the hardware sale. Net sales of services that are performed at client locations are often service-only contracts and are recorded as sales when the services are performed. If the services are performed at a client location in conjunction with a hardware, software or other services sale, we recognize net sales for each portion of the overall arrangement fee that is attributable to the items as they are delivered or the services are performed. At the inception of the arrangement, the total consideration for the arrangement is allocated to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price. We determine our best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. The revenue allocation is based on vendor-specific objective evidence of fair value of the products. We currently do not have any material instances in which we account for revenue from multiple element arrangements when vendor-specific evidence does not exist. If vendor-specific objective evidence were not available, we would utilize third-party evidence to allocate the selling price. If neither vendor-specific objective evidence nor third-party evidence were available, estimated selling price would be used for allocation purposes.

We sell certain third-party service contracts and software maintenance or subscription products for which we are not the primary obligor. These sales do not meet the criteria for gross sales recognition and, thus, are recorded on a net sales recognition basis. As we enter into contracts with third-party service providers or vendors, we evaluate whether the subsequent sales of such services should be recorded as gross sales or net sales. We determine whether we act as a principal in the transaction and assume the risks and rewards of ownership or if we are simply acting as an agent or broker. Under gross sales recognition, the selling price is recorded in sales and our cost to the third-party service provider or vendor is recorded in costs of goods sold. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to sales, resulting in net sales equal to the gross profit on the transaction, and there are no costs of goods sold.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

We recognize revenue for sales of services ratably over the time period over which the service will be provided if there is no discernible pattern of recognition of the cost to perform the service. Billings for such services that are made in advance of the related revenue recognized are recorded as deferred revenue and recognized as revenue ratably over the billing coverage period. Revenue from certain arrangements that allow for the use of a product or service over a period of time without taking possession of software are also accounted for ratably over the time period over which the service will be provided.

We recognize revenue for professional services engagements that are on a time and materials basis based upon hours incurred as the services are performed and amounts are earned.

Additionally, we sell certain professional services contracts on a fixed fee basis. Revenues for fixed fee professional services contracts are recognized based on the ratio of costs incurred to total estimated costs. Net sales for these service contracts are not a significant portion of our consolidated net sales.

Partner Funding

We receive payments and credits from partners, including consideration pursuant to volume sales incentive programs, volume purchase incentive programs and shared marketing expense programs. Partner funding received pursuant to volume sales incentive programs is recognized as it is earned as a reduction to costs of goods sold. Partner funding received pursuant to volume purchase incentive programs is allocated as a reduction to inventories based on the applicable incentives earned from each partner and is recorded in costs of goods sold as the related inventory is sold. Partner funding received pursuant to shared marketing expense programs is recorded as it is earned as a reduction of the related selling and administrative expenses in the period the program takes place only if the consideration represents a reimbursement of specific, incremental, identifiable costs. Consideration that exceeds the specific, incremental, identifiable costs is classified as a reduction of costs of goods sold. Changes in estimates of anticipated achievement levels under individual partner programs may materially affect our results of operations and our cash flows.

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

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Inventories

We evaluate inventories for excess, obsolescence or other factors that may render inventories unmarketable at expected margins. Write-downs are recorded so that inventories reflect the approximate net realizable value and take into account our contractual provisions with our partners governing price protection, stock rotation and return privileges relating to obsolescence. Because of the large number of transactions and the complexity of managing the price protection and stock rotation process, estimates are made regarding write-downs of the carrying amount of inventories. Additionally, assumptions about future demand, market conditions and decisions by manufacturers/publishers to discontinue certain products or product lines can affect our decision to write down inventories. If our assumptions about future demand change or actual market conditions are less favorable than those projected, additional write-downs of inventories may be required. In any case, actual values could be different from those estimated.

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

We perform an annual review of our goodwill in the fourth quarter of every year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of our recorded goodwill is impaired. We continually assess whether any indicators of impairment exist, and that assessment requires a significant amount of judgment. Events or circumstances that could trigger an impairment review include a significant adverse change in legal factors or in the business climate, unanticipated competition, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, significant declines in our stock price for a sustained period or significant underperformance relative to expected historical or projected future cash flows or results of operations. Any adverse change in these factors, among others, could have a significant effect on the recoverability of goodwill and could have a material effect on our consolidated financial statements.

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

We may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform a quantitative two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. In completing a quantitative test for a potential impairment of goodwill, we first compare the estimated fair value of each reporting unit in which the goodwill resides to its book value, including goodwill. Management must apply judgment in determining the estimated fair value of our reporting units. Multiple valuation techniques can be used to assess the fair value of the reporting unit, including the market and income approaches. All of these techniques include the use of estimates and assumptions that are inherently uncertain. Changes in these estimates and assumptions could materially affect the determination of fair value or goodwill impairment, or both. These estimates and assumptions primarily include, but are not limited to, an appropriate control premium in excess of the market capitalization of the Company, future market growth, forecasted sales and costs and appropriate discount rates. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. Management evaluates the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of the reporting units. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. To ensure the reasonableness of the estimated fair values of our reporting units, we perform a reconciliation of our total market capitalization to the estimated fair value of all of our reporting units.

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

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider past operating results, future market growth, forecasted earnings, historical and projected taxable income, the mix of earnings in the jurisdictions in which we operate, prudent and feasible tax planning strategies and statutory tax law changes in determining the need for a valuation allowance. If we were to determine that it is more likely than not that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that all or part of the net deferred tax assets would be realized, then all or part of the previously provided valuation allowance would be reversed. Any change in a valuation allowance and uncertain tax positions established in purchase accounting will generally affect income tax expense.

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

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

The following table sets forth certain financial data as a percentage of net sales for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Costs of goods sold	86.4	86.6	86.6

Gross profit	13.6	13.4	13.4
Operating expenses:
Selling and administrative expenses	10.7	10.5	10.8
Severance and restructuring expenses	0.1	0.1	<0.1

Earnings from operations	2.8	2.8	2.6
Non-operating expense, net	0.1	0.1	0.2

Earnings before income taxes	2.7	2.7	2.4
Income tax expense	1.0	0.8	0.8

Net earnings	1.7%	1.9%	1.6%

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

2012 Compared to 2011

Net Sales. Net sales for the year ended December 31, 2012 remained flat at $5.3 billion compared to the year ended December 31, 2011. Our net sales by operating segment for the years ended December 31, 2012 and 2011 were as follows (dollars in thousands):

	2012	2011	% Change
North America	$3,626,357	$3,672,492	(1%)
EMEA	1,463,607	1,398,421	5%
APAC	211,477	216,315	(2%)

Consolidated	$5,301,441	$5,287,228	—

Net sales in North America decreased $46.1 million or 1% for the year ended December 31, 2012 compared to the year ended December 31, 2011. Net sales of software increased 7% year over year, while net sales of hardware and services decreased 4% and 13%, respectively, year to year. The software growth was primarily driven by new client wins and stable demand for business productivity software across the large, mid-market and public sector client groups. Our public sector business in particular saw strong growth in 2012 in this category, gaining market share in the federal and state and local markets with new client wins. Hardware sales in the mid-market increased year to year, but we experienced a decline in purchases by our large enterprise clients as we believe they rationalized investment dollars and the timing of projects. Hardware and services sales comparisons also reflect large client deployments in the prior year that concluded in the second half of 2011 and were not completely replaced in 2012 by new client engagements.

Net sales in EMEA increased $65.2 million or 5%, in U.S. dollars, for the year ended December 31, 2012 compared to the year ended December 31, 2011. Excluding the effects of foreign currency movements, net sales were up 10% compared to the prior year. Net sales of hardware and services were up 23% and 17%, respectively, year over year, while net sales of software declined 4% year to year. Excluding the effects of foreign currency movements, hardware, software and services increased 25%, 2% and 23%, respectively, compared to the year ended December 31, 2011. The growth in hardware was attributable to the acquisition of Inmac, which contributed $102.3 million in net sales during the year ended December 31, 2012, and low single digit organic growth. The increase in software sales was due to higher sales of business productivity software products. The increase in net sales of services was due primarily to higher volume and new client engagements.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Net sales in APAC decreased $4.8 million or 2% for the year ended December 31, 2012 compared to the year ended December 31, 2011. The decrease primarily resulted from a higher mix of public sector software sales that were reported on a net basis. Excluding the effects of foreign currency movements, net sales also decreased 2% compared to the prior year.

Net sales by category for North America, EMEA and APAC were as follows for the years ended December 31, 2012 and 2011:

	North America		EMEA		APAC
Sales Mix	2012	2011	2012	2011	2012	2011
Hardware	62%	64%	37%	31%	2%	1%
Software	32%	30%	61%	67%	94%	96%
Services	6%	6%	2%	2%	4%	3%

	100%	100%	100%	100%	100%	100%

Gross Profit. Gross profit increased 1% to $719.7 million for the year ended December 31, 2012 compared to the year ended December 31, 2011, with gross margin increasing to 13.6% year over year. Our gross profit and gross profit as a percent of net sales by operating segment for the years ended December 31, 2012 and 2011 were as follows (dollars in thousands):

	2012	% of Net Sales	2011	% of Net Sales
North America	$478,522	13.2%	$476,776	13.0%
EMEA	203,845	13.9%	198,073	14.2%
APAC	37,309	17.6%	34,308	15.9%

Consolidated	$719,676	13.6%	$709,157	13.4%

North America’s gross profit for the year ended December 31, 2012 remained relatively flat compared to the year ended December 31, 2011, but as a percentage of net sales, gross margin increased by approximately 20 basis points year over year, due primarily to an increase in margin of 11 basis points related to agency fees for enterprise software agreements and an increase in margin of 10 basis points due to improved inventory management resulting in a decrease in the write-downs of inventories year to year.

EMEA’s gross profit increased 3% in U.S. dollars for the year ended December 31, 2012 compared to the year ended December 31, 2011. Excluding the effects of foreign currency movements, gross profit was up 8% compared to the prior year. As a percentage of net sales, gross margin decreased by approximately 30 basis points year to year due primarily to a 41 basis point decline in margin from agency fees for enterprise software agreements and a 6 basis point decline in margin from services sales. The decrease in agency fees was due to program changes from our largest software partner that became effective in the fourth quarter of 2011 and were only partially offset by net new agreements and higher renewals during 2012. These decreases in gross margin were offset partially by a 22 basis point increase in product margin, which includes partner funding and freight, primarily driven by higher margin hardware sales associated with the acquisition of Inmac in 2012.

APAC’s gross profit increased 9% for the year ended December 31, 2012 compared to the year ended December 31, 2011. As a percentage of net sales, gross margin increased by approximately 170 basis points, due primarily to higher partner funding and a higher mix of netted software sales, partially offset by a decrease in services margins and a decrease in agency fees from enterprise software agreements. Excluding the effects of foreign currency movements, gross profit also increased 9% compared to the prior year.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Operating Expenses.

Selling and Administrative Expenses. Selling and administrative expenses increased $8.5 million or 2% for the year ended December 31, 2012 compared to the year ended December 31, 2011. Selling and administrative expenses increased 20 basis points as a percentage of net sales for the year ended December 31, 2012 compared to the year ended December 31, 2011. Selling and administrative expenses as a percent of net sales by operating segment for the years ended December 31, 2012 and 2011 were as follows (dollars in thousands):

	2012	% of Net Sales	2011	% of Net Sales
North America	$359,634	9.9%	$366,811	10.0%
EMEA	179,979	12.3%	165,262	11.8%
APAC	25,593	12.1%	24,616	11.4%

Consolidated	$565,206	10.7%	$556,689	10.5%

North America’s selling and administrative expenses decreased 2%, or $7.2 million, for the year ended December 31, 2012 compared to the year ended December 31, 2011, and as a percentage of net sales, selling and administrative expenses decreased approximately 10 basis points to 9.9% of net sales for the year ended December 31, 2012. During the year ended December 31, 2012, we continued our focus on control of selling and administrative expenses and also recognized a $2.0 million reduction in legal expenses associated with the recovery of legal fees incurred in previous periods (see further discussion under “Legal Proceedings” in Note 16 to the Consolidated Financial Statements in Part II, Item 8 of this report) and a gain of $1.2 million on the sale of a portfolio of non-core service contracts during the year.

EMEA’s selling and administrative expenses increased 9%, or $14.7 million, for the year ended December 31, 2012 compared to the year ended December 31, 2011, and, as a percentage of net sales, selling and administrative expenses increased 50 basis points to 12.3% of net sales for the year ended December 31, 2012. Excluding the effects of foreign currency movements, selling and administrative expenses increased 14% compared to the prior year. The year over year increase in selling and administrative expenses is attributable to increases in salaries and benefits due to investments in headcount to support the roll-out of our hardware sales capability in the Netherlands and France and the acquisition of Inmac in February 2012.

APAC’s selling and administrative expenses increased 4%, or $977,000, for the year ended December 31, 2012 compared to the year ended December 31, 2011 and as a percentage of net sales, selling and administrative expenses increased 70 basis points to 12.1% of net sales for the year ended December 31, 2012. Excluding the effects of foreign currency movements, selling and administrative expenses also increased 4% compared to the prior year. The year over year increase in selling and administrative expenses is primarily driven by increases in salaries and benefits due to investments in headcount associated with specialty sales and professional services positions.

Severance and Restructuring Expenses. During the year ended December 31, 2012, North America and EMEA recorded severance expense, net of adjustments, totaling $2.8 million and $3.5 million, respectively, related to restructuring activities. These charges were associated with severance costs for the elimination of certain positions based on a re-alignment of roles and responsibilities. In North America and EMEA, $3.0 million and $4.0 million, respectively, in new severance costs were offset by $188,000 and $490,000, respectively, of adjustments to prior severance accruals due to changes in estimates during 2012. During the year ended December 31, 2011, North America and EMEA recorded severance expense of $2.4 million and $2.7 million, respectively. See Note 8 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of severance and restructuring activities.

Non-Operating (Income) Expense.

Interest Income. Interest income for the years ended December 31, 2012 and 2011 was generated through short-term investments. The decrease in interest income year over year is primarily due to lower interest rates.

Interest Expense. Interest expense primarily relates to borrowings under our financing facilities and our capital lease obligation and imputed interest under our inventory financing facility. Interest expense declined 12% for the year ended December 31, 2012 compared to the year ended December 30, 2011 due primarily to lower average borrowing rates and lower average daily debt balances year to year. Imputed interest under our inventory financing facility was $1.8 million for the year ended December 31, 2012, compared to $2.0 million for the year ended December 31, 2011. The decrease was due to lower average balances outstanding under the facility.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Gain on Bargain Purchase. Our EMEA operating segment reported a non-operating gain on bargain purchase of $2.0 million in 2012 as the fair value of the Inmac net assets we acquired exceeded the purchase price.

Net Foreign Currency Exchange Gains/Losses. These gains/losses result from foreign currency transactions, including foreign currency derivative contracts and intercompany balances that are not considered long-term in nature. The change in net foreign currency exchange gains/losses is due primarily to the underlying changes in the applicable exchange rates, mitigated by our use of foreign exchange forward contracts to hedge certain non-functional currency assets and liabilities against changes in exchange rate movements.

Other Expense, Net. Other expense, net, consists primarily of bank fees associated with our cash management activities.

Income Tax Expense. Our effective tax rate for the year ended December 31, 2012 was 35.9% compared to 29.3% for the year ended December 31, 2011. The effective tax rate in 2012 was slightly higher than the federal statutory rate of 35.0% primarily due to state taxes in the U.S. and to increases in the liability associated with unrecognized tax benefits, partially offset by lower taxes on earnings in foreign jurisdictions. The effective tax rate in 2011 was less than the federal statutory rate of 35.0% primarily due to the reorganization of certain of our foreign operations during the fourth quarter that resulted in the recognition of foreign tax credits. See Note 10 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of income tax expense.

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

Net sales in EMEA increased $87.9 million or 7%, in U.S. dollars, for the year ended December 31, 2011 compared to the year ended December 31, 2010. Excluding the effects of foreign currency movements, net sales were up 2% in 2011 compared to 2010. Net sales of hardware grew 3% year over year in U.S. dollars, but declined 1% year to year excluding the effects of foreign currency movements. Software net sales increased 8% year over year in U.S. dollars, 3% excluding the effects of foreign currency movements. Net sales from services increased 23% year over year in U.S. dollars, 18% excluding the effects of foreign currency movements. The decrease in hardware sales primarily resulted from a decrease in spending in the public sector market, while the increases in software and services sales primarily resulted from higher volume and new client engagements.

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

Gross Profit. Gross profit increased 10% to $709.2 million for the year ended December 31, 2011 compared to the year ended December 31, 2010, with gross margin remaining steady at 13.4%. Our gross profit and gross profit as a percent of net sales by operating segment for the years ended December 31, 2011 and 2010 were as follows (dollars in thousands):

	2011	% of Net Sales	2010	% of Net Sales
North America	$476,776	13.0%	$442,068	13.2%
EMEA	198,073	14.2%	176,018	13.4%
APAC	34,308	15.9%	28,011	17.6%

Consolidated	$709,157	13.4%	$646,097	13.4%

North America’s gross profit for the year ended December 31, 2011 increased 8% compared to the year ended December 31, 2010, but as a percentage of net sales, gross margin declined by approximately 20 basis points year to year, due primarily to a decrease in margin related to agency fees for enterprise software agreements of 19 basis points and a decrease in margin related to sales of services of 7 basis points. Product margin, which includes partner funding and freight, remained relatively flat, as increases in product margin and partner funding were almost entirely offset by decreases in margin related to freight and a decrease in trade credits extinguished during 2011 compared to 2010. Gross profit and margin during the year ended December 31, 2011 benefited from the elimination of approximately $2.7 million of certain trade credit liabilities through negotiated settlement or other legal release of the recorded liabilities during the year, compared to a benefit of approximately $7.4 million in the year ended December 31, 2010.

EMEA’s gross profit increased 13% in U.S. dollars for the year ended December 31, 2011 compared to the year ended December 31, 2010. Excluding the effects of foreign currency movements, gross profit was up 7% compared to the prior year. As a percentage of net sales, gross margin in 2011 increased by approximately 80 basis points compared to 2010 due primarily to an increase in product margin, which includes partner funding and freight, of 34 basis points, an increase in margin contributed by agency fees for enterprise software agreements of 21 basis points and an increase in margin contributed by services sales of 17 basis points.

APAC’s gross profit increased 22% in U.S. dollars for the year ended December 31, 2011 compared to the year ended December 31, 2010. Excluding the effects of foreign currency movements, gross profit increased 12% compared to the prior year. As a percentage of net sales, gross margin in 2011 declined by approximately 170 basis points compared to 2010, due primarily to the effect of an increase in the mix of public sector business, which is typically transacted at lower margins, as well as the prior year benefits resulting from the release of a sales tax reserve of approximately $480,000 upon settlement with the local taxing authorities in the first quarter of 2010.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Operating Expenses.

Selling and Administrative Expenses. Selling and administrative expenses increased $37.6 million or 7% in the year ended December 31, 2011 compared to the year ended December 31, 2010. Selling and administrative expenses decreased 30 basis points as a percentage of net sales for the year ended December 31, 2011 compared to the year ended December 31, 2010 as we continued our focus on productivity initiatives and cost control in 2011. Selling and administrative expenses as a percent of net sales by operating segment for the years ended December 31, 2011 and 2010 were as follows (dollars in thousands):

	2011	% of Net Sales	2010	% of Net Sales
North America	$366,811	10.0%	$348,842	10.4%
EMEA	165,262	11.8%	149,945	11.4%
APAC	24,616	11.4%	20,278	12.7%

Consolidated	$556,689	10.5%	$519,065	10.8%

North America’s selling and administrative expenses increased 5%, or $18.0 million, for the year ended December 31, 2011 compared to the year ended December 31, 2010, but as a percentage of net sales, selling and administrative expenses decreased 40 basis points to 10.0% of net sales for the year ended December 31, 2011. During the year ended December 31, 2011, as expected, we incurred incremental selling and administrative expenses associated with our North America IT systems integration project. In addition, we incurred a non-cash charge of approximately $1.4 million during 2011 when we wrote off certain computer software development costs that would not be placed into service as a result of the North America IT systems integration project. Salaries and benefits increased $8.3 million due to investments in headcount, and variable sales incentive compensation increased $5.6 million on increased gross profit in the year ended December 31, 2011. Additionally, legal and professional fees increased $1.8 million due primarily to higher fees associated with responding to the subpoena received by our Calence subsidiary for documents and information related to its participation in the E-Rate program. The year over year comparison was also affected by selling and administrative expenses in 2010 being reduced by $2.9 million upon the collection of a single account receivable which we had previously specifically reserved as doubtful. These increases in selling and administrative expenses were offset partially by decreases in marketing and facility related expenses of $1.7 million and $1.1 million, respectively, resulting from cost-control initiatives.

EMEA’s selling and administrative expenses increased 10%, or $15.3 million in U.S. dollars, for the year ended December 31, 2011 compared to the year ended December 31, 2010. Excluding the effects of foreign currency movements, selling and administrative expenses increased 6% in 2011 compared to 2010. The year over year increase in selling and administrative expenses was primarily attributable to increases in salaries and benefits due to investments in headcount and related benefits and increases in variable sales incentive compensation on increased gross profit. Additionally, we incurred incremental selling and administrative expenses associated with investments in our IT systems in EMEA during 2011. As a percentage of net sales, selling and administrative expenses increased 40 basis points year over year due to investments in fixed personnel costs year over year while sales increased at a slower rate in 2011.

APAC’s selling and administrative expenses increased 21%, or $4.3 million in U.S. dollars, for the year ended December 31, 2011 compared to the year ended December 31, 2010. Excluding the effects of foreign currency movements, selling and administrative expenses increased 10% compared to the prior year. The increase in selling and administrative expenses from 2010 to 2011 was primarily attributable to increases in salaries and benefits due to investments in headcount and increases in variable sales incentive compensation on increased gross profit.

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

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Non-Operating (Income) Expense.

Interest Income. Interest income for the years ended December 31, 2011 and 2010 was generated through short-term investments. The increase in interest income in 2011 compared to 2010 was primarily due to increases in average cash balances outstanding.

Interest Expense. Interest expense primarily relates to borrowings under our financing facilities and our capital lease obligation and imputed interest under our inventory financing facility. Interest expense declined 10% for the year ended December 31, 2011 compared to the year ended December 30, 2010 due primarily to lower average borrowing rates year to year and a change in estimate in 2010 described below. Imputed interest under our inventory financing facility was $2.0 million for the year ended December 31, 2011, compared to $2.1 million for the year ended December 31, 2010. The decrease was due to decreased weighted average interest rates, partially offset by higher average balances outstanding under the facility. During the year ended December 31, 2010, we reduced interest expense by $553,000 for a change in estimate of accrued interest related to two state unclaimed property settlements.

Net Foreign Currency Exchange Gains/Losses. These gains/losses result from foreign currency transactions, including foreign currency derivative contracts and intercompany balances that are not considered long-term in nature. The change in net foreign currency exchange gains/losses is due primarily to the underlying changes in the applicable exchange rates, mitigated by our use of foreign exchange forward contracts to hedge certain non-functional currency assets and liabilities against changes in exchange rate movements. The change from a net foreign currency exchange loss in the prior year to a gain in the current year was driven by our EMEA segment.

Other Expense, Net. Other expense, net, consists primarily of bank fees associated with our cash management activities.

Income Tax Expense. Our effective tax rate from continuing operations for the year ended December 31, 2011 was 29.3% compared to 34.5% for the year ended December 31, 2010. The effective tax rate in 2011 was less than the federal statutory rate of 35.0% primarily due to the reorganization of certain of our foreign operations during the fourth quarter that resulted in the recognition of foreign tax credits. The effective tax rate in 2010 was less than the federal statutory rate of 35.0% primarily due to the recapitalization of a foreign subsidiary. See Note 10 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of income tax expense.

Liquidity and Capital Resources

The following table sets forth for the periods presented certain consolidated cash flow information for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Net cash provided by operating activities	$67,442	$115,725	$98,181
Net cash used in investing activities	(33,983)	(40,862)	(23,095)
Net cash used in financing activities	(14,575)	(68,027)	(17,894)
Foreign currency exchange effect on cash flow	4,899	(2,263)	(1,495)

Increase in cash and cash equivalents	23,783	4,573	55,697
Cash and cash equivalents at beginning of year	128,336	123,763	68,066

Cash and cash equivalents at end of year	$152,119	$128,336	$123,763

Cash and Cash Flow

Our primary uses of cash during 2012 were to fund working capital requirements and to fund capital expenditures. Operating activities provided $67.4 million in cash for the year ended December 31, 2012, a 42% decrease from the year ended December 31, 2011. This decrease was primarily due to higher accounts receivable in North America and an increase in purchases from partners financed under our inventory financing facility. The cash flow for these partner transactions are reported in the financing section of our statements of cash flow but the related client accounts receivable are included in operating cash flows. We had net combined repayments on our long-term debt facilities of $35.0 million during 2012. Capital expenditures were $30.2 million in 2012, an 11% increase over 2011, primarily related to investments in our IT systems. Cash flows in 2012 were positively affected by $4.9 million as a result of foreign currency exchange rates but were negatively affected by exchange rates in 2011 and 2010 by $2.3 million and $1.5 million, respectively.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Net cash provided by operating activities. Cash flows from operating activities for the year ended December 31, 2012 reflect our net earnings, adjusted for non-cash items such as depreciation, amortization, stock-based compensation expense, gain on bargain purchase and write-offs and write-downs of assets, as well as changes in accounts receivable, inventories, accounts payable, deferred revenue and accrued expenses and other liabilities. The increases in accounts receivable and accounts payable reflect the effect of a single significant sale transacted with a public sector client late in December 2012. The decrease in inventories in 2012 was primarily a result of inventory management initiatives undertaken in our North America segment, and the decrease in accrued expenses and other liabilities in 2012 was primarily due to the relative timing of VAT and sales tax payments year over year.

Cash flows from operating activities for the year ended December 31, 2011 reflect our net earnings, adjusted for non-cash items such as depreciation, amortization, stock-based compensation expense and write-offs and write-downs of assets, as well as changes in accounts receivable, other current assets, other assets, accounts payable and deferred revenue. The increases in accounts receivable and accounts payable reflect increased sales and associated costs of goods sold, respectively, in 2011 compared to 2010. The decreases in other current assets and deferred revenue in 2011 were primarily due to a large project for which we deferred revenue recognition and the related costs as of December 31, 2010 until we received client acceptance during 2011 of the work performed. The increase in other assets in 2011 was primarily due to an increase in multi-year contracts resulting in increased long-term accounts receivable and deferred costs compared to the prior year.

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

Our consolidated cash flow operating metrics for the quarters ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	94	82	78
Days inventory outstanding (excluding inventories not available for sale) (b)	8	9	9
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(78)	(69)	(69)

Cash conversion cycle (days) (d)	24	22	18

(a)	Calculated as the balance of accounts receivable, net at the end of the period divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 92 days.
(b)	Calculated as average inventories divided by daily costs of goods sold. Average inventories is calculated as the sum of the balances of inventories at the beginning of the period plus inventories at the end of the period divided by two. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 92 days.
(c)	Calculated as the balances of accounts payable, which includes the inventory financing facility, at the end of the period divided by daily costs of goods sold. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 92 days.
(d)	Calculated as DSOs plus days inventory outstanding, less DPOs.

Our cash conversion cycle was 24 days in the fourth quarter ended December 31, 2012, up two days from the fourth quarter of 2011, due primarily to higher accounts receivable in North America, despite lower sales recorded during the fourth quarter of 2012 compared to the fourth quarter of 2011. The year over year increases in both DSOs and DPOs reflect the effect of a single significant sale transacted with a public sector client late in December 2012.

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

We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms granted to our clients in order to take advantage of supplier discounts. We intend to use cash generated in 2013 in excess of working capital needs to pay down our outstanding debt balances, repurchase shares of our common stock and support our capital expenditures for the year. We also intend to use cash to fund potential small acquisitions to add select capabilities.

Net cash used in investing activities. Capital expenditures of $30.2 million, $27.1 million and $18.0 million for the years ended December 31, 2012, 2011 and 2010, respectively, primarily related to investments to upgrade our IT systems. We expect total capital expenditures in 2013 to be between $18.0 million and $22.0 million, primarily for the integration of our IT systems in APAC onto the same platform as our North America operations, continuation of our IT systems upgrade in additional countries in our EMEA segment and other facility and technology related maintenance and upgrade projects.

During the year ended December 31, 2012, we acquired Inmac for $3.8 million, net of cash acquired. During the year ended December 31, 2011, we acquired Ensynch for $13.8 million, net of cash acquired. During the year ended December 31, 2010, we made the final scheduled payment of $5.1 million to the former owners of Calence for additional purchase price consideration and the related accrued interest thereon as a result of Calence achieving certain performance targets from 2008 to 2010.

Net cash used in financing activities. During the year ended December 31, 2012, we had net combined repayments on our revolving credit facility and our accounts receivable securitization facility of $35.0 million and had net borrowings under our inventory financing facility, which is included in accounts payable, of $22.9 million. During the year ended December 31, 2011, we had net borrowings under our revolving credit facility of $25.0 million and made net repayments under our inventory financing facility, which is included in accounts payable, of $41.2 million. In 2011, we also funded $50.0 million of repurchases of our common stock. During the year ended December 31, 2010, we made net repayments on our debt facilities that reduced our outstanding debt balances under our revolving credit facility by $57.0 million and had net borrowings under our inventory financing facility of $40.8 million.

As of December 31, 2012, our long-term debt balance consisted of $33.0 million outstanding under our $350.0 million senior revolving credit facility (“revolving facility”) and $47.0 million outstanding under our $200.0 million accounts receivable securitization financing facility (“ABS facility”). As of December 31, 2012, the current portion of our long-term debt relates solely to our capital lease obligation. Our objective is to pay our debt balances down while retaining adequate cash balances to meet overall business objectives.

While the ABS facility has a stated maximum amount, the actual availability under the ABS facility is limited by the quantity and quality of the underlying accounts receivable. As of December 31, 2012, qualified receivables were sufficient to permit access to the full $200.0 million, of which $47.0 million was outstanding at December 31, 2012.

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our revolving facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization and (iv) non-cash stock-based compensation (“adjusted earnings”). The maximum leverage ratio permitted under the agreements is 2.75 times trailing twelve-month adjusted earnings. We anticipate that we will be in compliance with our maximum leverage ratio requirements over the next four quarters. However, a significant drop in the Company’s adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below the Company’s consolidated maximum debt capacity. Based on the Company’s maximum leverage ratio as of December 31, 2012, the Company’s debt balance that could have been outstanding under our revolving facility and our ABS facility was reduced from the maximum borrowing capacity of $550.0 million to $540.7 million, of which $80.0 million was outstanding at December 31, 2012.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Note 6 to the Consolidated Financial Statements in Part II, Item 8 of this report also includes: a description of our financing facilities, including a discussion of amendments made, effective April 26, 2012, to our revolving facility, our ABS facility and our inventory financing facility; terms and covenants; amounts outstanding; amounts available and weighted average borrowings and interest rates during the year.

We anticipate that cash flows from operations, together with the funds available under our financing facilities, will be adequate to support our presently anticipated cash and working capital requirements for operations over the next 12 months.

Cash and cash equivalents held by foreign subsidiaries may be subject to U.S. income taxation upon repatriation to the U.S. For foreign entities not treated as branches for U.S. tax purposes, we do not provide for U.S. income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. As of December 31, 2012, we had approximately $127.5 million in cash and cash equivalents in certain of our foreign subsidiaries where we consider undistributed earnings for these foreign subsidiaries to be permanently reinvested. We used our excess cash balances in the U.S. to pay down debt as of December 31, 2012. As of December 31, 2012, the majority of our foreign cash resides in Canada, Australia, the United Kingdom, and the Netherlands. Certain of these cash balances could and will be remitted to the U.S. by paying down intercompany payables generated in the ordinary course of business. This repayment would not change our policy to indefinitely reinvest earnings of our foreign subsidiaries. The undistributed earnings of foreign subsidiaries that are deemed to be indefinitely invested outside of the U.S. were approximately $64.4 million at December 31, 2012, compared to $43.1 million at the end of 2011. We intend to use undistributed earnings for general business purposes in the foreign jurisdictions as well as to fund our IT systems, potential small acquisitions and various facility upgrades.

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

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Contractual Obligations

At December 31, 2012, our contractual obligations for continuing operations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than 5
	Total	1 Year	Years	Years	Years
Long-term debt (a)	$80,000	$—	$47,000	$33,000	$—
Capital lease obligations	602	602	—	—	—
Inventory financing facility (b)	116,833	116,833	—	—	—
Operating lease obligations	57,120	14,347	22,435	11,841	8,497
Severance and restructuring obligations (c)	2,640	2,640	—	—	—
Other contractual obligations (d)	17,681	4,374	5,614	4,639	3,054

Total	$274,876	$138,796	$75,049	$49,480	$11,551

(a)	Reflects the $47.0 million outstanding at December 31, 2012 under our ABS facility as due in April 2015, the date at which the facility matures, as well as the $33.0 million outstanding at December 31, 2012 under our revolving facility as due in April 2017, the date at which the facility matures. See further discussion in Note 6 to the Consolidated Financial Statements in Part II, Item 8 of this report.
(b)	See further discussion in Note 6 to the Consolidated Financial Statements in Part II, Item 8 of this report. As of December 31, 2012, this amount was included in accounts payable related to this facility and has been included in our contractual obligations table above as being due in less than 1 year due to the 30- to 60-day stated vendor terms.
(c)	As a result of approved severance and restructuring plans, we expect future cash expenditures related to employee termination benefits and facilities based costs. See further discussion in Note 8 to the Consolidated Financial Statements in Part II, Item 8 of this report.
(d)	The table above includes:

I.	Estimated interest payments of $1.0 million in 2013 through 2016 and $256,000 in the first three months of 2017, based on the current debt balance at December 31, 2012 of $33.0 million under our revolving facility, multiplied by the weighted average interest rate for the year ended December 31, 2012 of 3.1% per annum.

II.	Estimated interest payments of $893,000 in 2013 and 2014 and $223,000 in the first three months of 2015, based on the current debt balance at December 31, 2012 of $47.0 million under our ABS facility, multiplied by the weighted average interest rate for the year ended December 31, 2012 of 1.9% per annum.

III.	Amounts totaling $1.5 million through April 2014 for advertising and marketing events with the Arizona Cardinals at the University of Phoenix Stadium. See further discussion in Note 16 to the Consolidated Financial Statements in Part II, Item 8 of this report.

IV.	We estimate that we will owe $9.7 million in future years in connection with the obligations to perform asset-retirement activities that are conditional on a future event.

The table above excludes $7.2 million of unrecognized tax benefits as we are unable to reasonably estimate the ultimate amount or timing of settlement. See further discussion in Note 10 to the Consolidated Financial Statements in Part II, Item 8 of this report.

Although we set purchase targets with our partners tied to the amount of supplier reimbursements we receive, we have no material contractual purchase obligations with our partners.

INSIGHT ENTERPRISES, INC.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information contained in Note 11 to the Consolidated Financial Statements in Part II, Item 8 of this report concerning a description of market risk management, including interest rate risk and foreign currency exchange risk, is incorporated by reference herein.

INSIGHT ENTERPRISES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Insight Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of Insight Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insight Enterprises, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Insight Enterprises, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Phoenix, Arizona

February 22, 2013

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Insight Enterprises, Inc.:

We have audited Insight Enterprises, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Insight Enterprises, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A (a), Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Insight Enterprises, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Insight Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Insight Enterprises, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 22, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Phoenix, Arizona

February 22, 2013

INSIGHT ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$152,119	$128,336
Accounts receivable, net	1,371,356	1,208,276
Inventories	100,896	114,763
Inventories not available for sale	31,249	43,816
Deferred income taxes	16,387	17,344
Other current assets	29,543	23,144

Total current assets	1,701,550	1,535,679

Property and equipment, net	143,513	140,705
Goodwill	26,257	26,257
Intangible assets, net	47,405	59,021
Deferred income taxes	64,013	70,771
Other assets	18,765	25,178

	$2,001,503	$1,857,611

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$982,611	$882,384
Accrued expenses and other current liabilities	158,621	178,749
Current portion of long-term debt	602	1,017
Deferred revenue	40,287	47,012

Total current liabilities	1,182,121	1,109,162

Long-term debt	80,000	115,602
Deferred income taxes	2,312	1,186
Other liabilities	31,779	34,829

	1,296,212	1,260,779

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 44,594 and 43,919 shares issued and outstanding in 2012 and 2011, respectively	446	439
Additional paid-in capital	369,300	360,370
Retained earnings	315,888	223,125
Accumulated other comprehensive income – foreign currency translation adjustments	19,657	12,898

Total stockholders’ equity	705,291	596,832

	$2,001,503	$1,857,611

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Net sales	$5,301,441	$5,287,228	$4,809,930
Costs of goods sold	4,581,765	4,578,071	4,163,833

Gross profit	719,676	709,157	646,097
Operating expenses:
Selling and administrative expenses	565,206	556,689	519,065
Severance and restructuring expenses	6,317	5,085	2,956

Earnings from operations	148,153	147,383	124,076
Non-operating (income) expense:
Interest income	(1,468)	(1,686)	(714)
Interest expense	6,101	6,927	7,677
Gain on bargain purchase	(2,022)	—	—
Net foreign currency exchange (gain) loss	(463)	(1,136)	522
Other expense, net	1,337	1,589	1,417

Earnings before income taxes	144,668	141,689	115,174
Income tax expense	51,905	41,454	39,689

Net earnings	$92,763	$100,235	$75,485

Net earnings per share:
Basic	$2.09	$2.20	$1.63

Diluted	$2.07	$2.18	$1.61

Shares used in per share calculations:
Basic	44,413	45,474	46,218

Diluted	44,834	46,021	46,812

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Net earnings	$92,763	$100,235	$75,485
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	6,759	(4,984)	(3,347)

Total comprehensive income	$99,522	$95,251	$72,138

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Par Value	Shares	Amount	Capital	Income	Earnings	Equity
Balances at December 31, 2009	45,956	$460	—	$—	$372,021	$21,229	$73,864	$467,574
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	369	3	—	—	(1,384)	—	—	(1,381)
Stock-based compensation expense	—	—	—	—	6,957	—	—	6,957
Tax shortfall from stock-based compensation	—	—	—	—	(317)	—	—	(317)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(3,347)	—	(3,347)
Net earnings	—	—	—	—	—	—	75,485	75,485

Balances at December 31, 2010	46,325	463	—	—	377,277	17,882	149,349	544,971
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	491	5	—	—	(2,665)	—	—	(2,660)
Stock-based compensation expense	—	—	—	—	7,919	—	—	7,919
Tax benefit from stock-based compensation	—	—	—	—	1,351	—	—	1,351
Repurchase of treasury stock	—	—	(2,897)	(50,000)	—	—	—	(50,000)
Retirement of treasury stock	(2,897)	(29)	2,897	50,000	(23,512)	—	(26,459)	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(4,984)	—	(4,984)
Net earnings	—	—	—	—	—	—	100,235	100,235

Balances at December 31, 2011	43,919	439	—	—	360,370	12,898	223,125	596,832
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	675	7	—	—	(654)	—	—	(647)
Stock-based compensation expense	—	—	—	—	8,548	—	—	8,548
Tax benefit from stock-based compensation	—	—	—	—	1,036	—	—	1,036
Foreign currency translation adjustment, net of tax	—	—	—	—	—	6,759	—	6,759
Net earnings	—	—	—	—	—	—	92,763	92,763

Balances at December 31, 2012	44,594	$446	—	$—	$369,300	$19,657	$315,888	$705,291

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net earnings	$92,763	$100,235	$75,485
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	41,177	39,139	38,013
Provision for losses on accounts receivable	4,195	4,267	1,626
Write-downs of inventories	3,089	6,830	6,825
Write-off of property and equipment	596	1,390	—
Non-cash stock-based compensation	8,548	7,919	6,957
Gain on bargain purchase	(2,022)	—	—
Excess tax benefit from employee gains on stock-based compensation	(1,966)	(1,809)	(1,073)
Deferred income taxes	8,978	4,552	18,057
Changes in assets and liabilities:
Increase in accounts receivable	(141,182)	(78,883)	(153,905)
Decrease (increase) in inventories	27,477	(8,247)	(39,232)
(Increase) decrease in other current assets	(5,816)	25,895	(16,884)
Decrease (increase) in other assets	9,207	(12,107)	3,794
Increase in accounts payable	56,442	45,205	157,556
(Decrease) increase in deferred revenue	(11,196)	(17,926)	15,284
Decrease in accrued expenses and other liabilities	(22,848)	(735)	(14,322)

Net cash provided by operating activities	67,442	115,725	98,181

Cash flows from investing activities:
Acquisition, net of cash acquired	(3,831)	(13,769)	—
Payment of additional purchase price consideration for Calence	—	—	(5,123)
Purchases of property and equipment	(30,152)	(27,093)	(17,972)

Net cash used in investing activities	(33,983)	(40,862)	(23,095)

Cash flows from financing activities:
Borrowings on senior revolving credit facility	803,953	1,314,500	1,150,136
Repayments on senior revolving credit facility	(885,953)	(1,289,500)	(1,207,136)
Borrowings on accounts receivable securitization financing facility	581,000	90,000	65,000
Repayments on accounts receivable securitization financing facility	(534,000)	(90,000)	(65,000)
Payments on capital lease obligation	(1,017)	(997)	(927)
Net borrowings (repayments) under inventory financing facility	22,900	(41,179)	40,830
Payment of deferred financing fees	(2,777)	—	(490)
Proceeds from sales of common stock under employee stock plans	2,641	37	49
Excess tax benefit from employee gains on stock-based compensation	1,966	1,809	1,073
Payment of payroll taxes on stock-based compensation through shares withheld	(3,288)	(2,697)	(1,429)
Repurchases of common stock	—	(50,000)	—

Net cash used in financing activities	(14,575)	(68,027)	(17,894)

Foreign currency exchange effect on cash flows	4,899	(2,263)	(1,495)

Increase in cash and cash equivalents	23,783	4,573	55,697
Cash and cash equivalents at beginning of year	128,336	123,763	68,066

Cash and cash equivalents at end of year	$152,119	$128,336	$123,763

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$3,265	$3,706	$4,516

Cash paid during the year for income taxes	$43,936	$28,960	$11,584

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Operations and Summary of Significant Accounting Policies

Description of Business

We are a leading provider of information technology (“IT”) solutions to businesses and public sector clients in North America, Europe, the Middle East, Africa and Asia-Pacific. The Company is organized in the following three operating segments, which are primarily defined by their related geographies:

Operating Segment	Geography
North America	United States and Canada

EMEA	Europe, Middle East and Africa

APAC	Asia-Pacific

Currently, our offerings in North America and select countries in EMEA include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and select software-related services.

Acquisitions

On October 1, 2011, we acquired Ensynch, Incorporated, (“Ensynch”), a Tempe, Arizona-based professional services firm with multiple Microsoft Gold competencies across the complete Microsoft solution set, including cloud migration and management, for a cash purchase price of $13,769,000, net of cash acquired.

On February 1, 2012, we acquired Inmac, a broad portfolio business-to-business hardware reseller based in Frankfurt, Germany and Amsterdam, Netherlands servicing clients in Western Europe, for a cash purchase price, net of cash acquired, of $3,831,000. Our EMEA operating segment recognized a non-operating gain on bargain purchase of $2,022,000 during 2012 as the fair value of the net assets acquired exceeded the purchase price (see Note 19).

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

In 2012, due to the adoption of the Financial Accounting Standards Board Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income,” we changed our presentation of other comprehensive income (“OCI”) by adding separate consolidated statements of comprehensive income for each of the years in the three-year period ended December 31, 2012. OCI was previously included in our consolidated statements of stockholders’ equity and comprehensive income. The ASU did not change the components of OCI or otherwise affect our results of operations or financial position.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Additionally, these estimates and assumptions affect the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, we evaluate our estimates, including those related to sales recognition, anticipated achievement levels under partner funding programs, assumptions related to stock-based compensation valuation, allowances for doubtful accounts, valuation of inventories, litigation-related obligations, valuation allowances for deferred tax assets and impairment of long-lived assets, including purchased intangibles and goodwill, if indicators of potential impairment exist.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired. Goodwill is tested for impairment at the reporting unit level on an annual basis in the fourth quarter and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. We may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform a quantitative two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The quantitative two-step goodwill impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. The Company has three reporting units, which are the same as our operating segments. Multiple valuation techniques can be used to assess the fair value of the reporting unit. All of these techniques include the use of estimates and assumptions that are inherently uncertain. Changes in these estimates and assumptions could materially affect the determination of fair value or goodwill impairment, or both.

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

Trade Credits

Trade credit liabilities arise from aged unclaimed credit memos, duplicate payments, payments for returned product or overpayments made to us by our clients, and, to a lesser extent, from goods received by us from a supplier for which we were never invoiced. Trade credit liabilities are included in accrued expenses and other current liabilities in our consolidated balance sheet. We derecognize the liability if and only if it has been extinguished, upon either (1) our payment of the liability to relieve our obligation or (2) our legal release from the related obligation. During the years ended December 31, 2012, 2011 and 2010, $4,492,000, $4,292,000 and $8,617,000, respectively, was recorded as a reduction of costs of goods sold as result of the negotiated settlement or other legal release of trade credits.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Self Insurance

We are self-insured in the U.S. for medical insurance up to certain annual stop-loss limits and workers’ compensation claims up to certain deductible limits. We establish reserves for claims, both reported and incurred but not reported, using currently available information as well as our historical claims experience. As of December 31, 2012, we have $700,000 on deposit with our claims administrator which acts as security for our future payment obligations under our workers’ compensation program.

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

Sales Recognition

Sales are recognized when title and risk of loss are passed to the client, there is persuasive evidence of an arrangement for sale, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Our standard sales terms are F.O.B. shipping point or equivalent, at which time title and risk of loss have passed to the client. However, because we either (i) have a general practice of covering client losses while products are in transit despite title and risk of loss contractually transferring at the point of shipment or (ii) have specifically stated F.O.B. destination contractual terms with the client, delivery is not deemed to have occurred until the point in time when the product is received by the client.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The sale of hardware and software products may also include the provision of services, and the associated contracts may contain multiple elements or non-standard terms and conditions. Services that are performed by us in conjunction with hardware and software sales that are completed in our facilities prior to shipment of the product are recognized upon delivery, when title passes to the client, for the hardware sale. Net sales of services that are performed at client locations are often service-only contracts and are recorded as sales when the services are performed. If the services are performed at a client location in conjunction with a hardware, software or other services sale, we recognize net sales for each portion of the overall arrangement fee that is attributable to the items as they are delivered or the services are performed. At the inception of the arrangement, the total consideration for the arrangement is allocated to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price. We determine our best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. The revenue allocation is based on vendor-specific objective evidence of fair value of the products. We currently do not have any material instances in which we account for revenue from multiple element arrangements when vendor-specific evidence does not exist. If vendor-specific objective evidence were not available, we would utilize third-party evidence to allocate the selling price. If neither vendor-specific objective evidence nor third-party evidence were available, estimated selling price would be used for allocation purposes.

We sell certain third-party service contracts and software maintenance or subscription products for which we are not the primary obligor. These sales do not meet the criteria for gross sales recognition, and thus are recorded on a net sales recognition basis. As we enter into contracts with third-party service providers or vendors, we evaluate whether the subsequent sales of such services should be recorded as gross sales or net sales. We determine whether we act as a principal in the transaction and assume the risks and rewards of ownership or if we are simply acting as an agent or broker. Under gross sales recognition, the selling price is recorded in sales and our cost to the third-party service provider or vendor is recorded in costs of goods sold. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to sales, resulting in net sales equal to the gross profit on the transaction, and there are no costs of goods sold.

We recognize revenue for sales of services ratably over the time period over which the service will be provided if there is no discernible pattern of recognition of the cost to perform the service. Billings for such services that are made in advance of the related revenue recognized are recorded as deferred revenue and recognized as revenue ratably over the billing coverage period. Revenue from certain arrangements that allow for the use of a product or service over a period of time without taking possession of software are also accounted for ratably over the time period over which the service will be provided.

We recognize revenue for professional services engagements that are on a time and materials basis based upon hours incurred as the services are performed and amounts are earned.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Partner Funding

We receive payments and credits from partners, including consideration pursuant to volume sales incentive programs, volume purchase incentive programs and shared marketing expense programs. Partner funding received pursuant to volume sales incentive programs is recognized as it is earned as a reduction to costs of goods sold. Partner funding received pursuant to volume purchase incentive programs is allocated as a reduction to inventories based on the applicable incentives earned from each partner and is recorded in cost of goods sold as the related inventory is sold. Partner funding received pursuant to shared marketing expense programs is recorded as it is earned as a reduction of the related selling and administrative expenses in the period the program takes place only if the consideration represents a reimbursement of specific, incremental, identifiable costs. Consideration that exceeds the specific, incremental, identifiable costs is classified as a reduction of costs of goods sold. The amount of partner funding recorded as a reduction of selling and administrative expenses totaled $30,714,000, $28,269,000 and $23,826,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Concentrations of Risk

Credit Risk

Although we are affected by the international economic climate, management does not believe material credit risk concentration existed at December 31, 2012. We monitor our clients’ financial condition and do not require collateral. No single client accounted for more than 2% of our consolidated net sales in 2012.

Supplier Risk

Purchases from Microsoft, Ingram Micro (a distributor) and HP accounted for approximately 28%, 10% and 10%, respectively, of our aggregate purchases in 2012. No other partner accounted for more than 10% of purchases in 2012. Our top five partners as a group for 2012 were Microsoft, Ingram Micro, HP, Cisco and Tech Data (a distributor), and approximately 63% of our total purchases during 2012 came from this group of partners. Although brand names and individual products are important to our business, we believe that competitive sources of supply are available in substantially all of our product categories such that, with the exception of Microsoft, we are not dependent on any single partner for sourcing products.

Advertising Costs

Advertising costs are expensed as they are incurred. Advertising expense of $27,632,000, $26,439,000 and $23,736,000 was recorded for the years ended December 31, 2012, 2011 and 2010, respectively. These amounts were partially offset by partner funding earned pursuant to shared marketing expense programs recorded as a reduction of selling and administrative expenses, as discussed above.

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

	Years Ended December 31,
	2012	2011	2010
Numerator:
Net earnings	$92,763	$100,235	$75,485

Denominator:
Weighted-average shares used to compute basic EPS	44,413	45,474	46,218
Potential dilutive common shares due to dilutive stock options and restricted stock units	421	547	594

Weighted-average shares used to compute diluted EPS	44,834	46,021	46,812

Net earnings per share:
Basic	$2.09	$2.20	$1.63

Diluted	$2.07	$2.18	$1.61

For the years ended December 31, 2011 and 2010, approximately 208,000 and 343,000, respectively, of our outstanding stock options were not included in the diluted EPS calculations because the exercise prices of these options were greater than the average market price of our common stock during the respective periods. For the years ended December 31, 2012, 2011 and 2010, approximately 295,000, 9,000 and 1,000, respectively, of our restricted stock units were not included in the diluted EPS calculations because their inclusion would have been anti-dilutive.

Recently Issued Accounting Standards

There are no recently issued accounting standards that are expected to have a material effect on our consolidated financial position or results of operations.

(2)	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2012	2011
Software	$148,881	$135,126
Buildings	76,254	73,580
Equipment	80,625	74,368
Furniture and fixtures	33,536	36,524
Leasehold improvements	23,185	21,510
Land	7,716	7,696

	370,197	348,804
Accumulated depreciation and amortization	(226,684)	(208,099)

Property and equipment, net	$143,513	$140,705

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During 2012 and 2011, we periodically assessed whether any indicators of impairment existed related to our property and equipment. We incurred non-cash charges of $596,000 and $1,390,000 during 2012 and 2011, respectively, to write-off certain property and equipment, primarily computer software development costs that will not be placed into service as a result of the North America IT systems integration project. No other indicators of impairment were identified during 2012 or 2011.

Depreciation and amortization expense related to property and equipment was $28,148,000, $26,607,000 and $26,055,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Interest charges capitalized in connection with internal-use software development projects in the years ended December 31, 2012, 2011 and 2010 were immaterial.

(3)	Goodwill

There were no changes in the carrying amount of goodwill during the year ended December 31, 2012. The carrying amount of goodwill as of December 31, 2012 and 2011 was as follows (in thousands):

	North America	EMEA	APAC	Consolidated
Goodwill	$349,679	$151,439	$13,973	$515,091
Accumulated impairment losses	(323,422)	(151,439)	(13,973)	(488,834)

	$26,257	$—	$—	$26,257

The goodwill balance includes $16,474,000 of additional purchase price consideration and the related accrued interest thereon as a result of Calence, LLC (“Calence”), acquired on April 1, 2008, achieving certain performance targets from 2008 to 2010. The final scheduled cash payment of $5,123,000 was made to the former owners of Calence and is reflected as an investing activity within our consolidated statement of cash flows for the year ended December 31, 2010.

On October 1, 2011, we acquired Ensynch, which has been integrated into our North America business. Under the purchase method of accounting, the purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired of $9,783,000 was recorded as goodwill in the North America reporting unit (see Note 19). The primary driver for the acquisition was to enhance our professional services capabilities across the complete Microsoft solution set, including cloud migration and management.

During 2012, we periodically assessed whether any indicators of impairment existed which would require us to perform an interim impairment review. As of each interim period end during the year, we concluded that a triggering event had not occurred that would more likely than not reduce the fair value of our North America reporting unit (the only reporting unit with a goodwill balance at any period end) below its carrying value. We performed our annual test of goodwill for impairment during the fourth quarter of 2012. The results of the first step of the two-step goodwill impairment test indicated that the fair value of our North America reporting unit, estimated using the market approach, was in excess of the carrying value, and thus we did not perform step two of the impairment test.

(4)	Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31,
	2012	2011
Customer relationships	$113,761	$112,083
Backlog	—	7,190
Acquired technology related assets	60	140
Other	676	430

	114,497	119,843
Accumulated amortization	(67,092)	(60,822)

Intangible assets, net	$47,405	$59,021

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During 2012, we periodically assessed whether any indicators of impairment existed related to our intangible assets. As of each interim period end during the year, we concluded that a triggering event had not occurred that would more likely than not reduce the fair value of our intangible assets below their carrying values.

Amortization expense recognized for the years ended December 31, 2012, 2011 and 2010 was $13,029,000, $12,532,000 and $11,958,000, respectively. Future amortization expense for the remaining unamortized balance is estimated as follows (in thousands):

Years Ending December 31,	Amortization Expense
2013	$11,703
2014	11,433
2015	11,411
2016	8,560
2017	2,270
Thereafter	2,028

Total amortization expense	$47,405

(5)	Accrued Expenses and Other Current Liabilities

Included in accrued expenses and other current liabilities as of December 31, 2012 and 2011 is an accrual for $62,187,000 and $82,449,000, respectively, of sales tax, value-added tax and other indirect taxes.

(6)	Debt, Capital Lease Obligation and Inventory Financing Facility

Debt

Our long-term debt consists of the following (in thousands):

	December 31,
	2012	2011
Senior revolving credit facility	$33,000	$115,000
Accounts receivable securitization financing facility	47,000	—
Capital lease obligation	602	1,619

Total	80,602	116,619
Less: current portion of obligation under capital lease	(602)	(1,017)
Less: current portion of revolving credit facilities	—	—

Long-term debt	$80,000	$115,602

On April 26, 2012, we entered into amendments to our senior revolving credit facility and our accounts receivable securitization financing facility (the “ABS facility”).

Our senior revolving credit facility was amended to increase the maximum borrowing capacity from $300,000,000 to an aggregate U.S. dollar equivalent amount of $350,000,000, $25,000,000 of which is available for borrowings in certain foreign currencies and in U.S. dollars. Additionally, $25,000,000 is available for the issuance of letters of credit. The senior revolving credit facility is guaranteed by the Company’s material domestic subsidiaries and is secured by a lien on substantially all of the Company’s and each guarantor’s assets. The interest rates applicable to borrowings under the senior revolving credit facility are based on the leverage ratio of the Company as set forth on a pricing grid in the amended agreement. Amounts outstanding under the amended senior revolving credit facility bear interest, payable quarterly, at a floating rate equal to the prime rate plus a predetermined spread of 0.00% to 0.75% or, at our option, a LIBOR rate plus a pre-determined spread of 1.25% to 2.25%. The balance of $33,000,000 outstanding at December 31, 2012 was borrowed under the prime rate option at 3.25% per annum. In addition, we pay a quarterly commitment fee on the unused portion of the facility of 0.25% to 0.45%, and our letter of credit participation fee ranges from 1.25% to 2.25%. The weighted average interest rate on amounts outstanding under our senior revolving credit facility, including the commitment fee and origination costs incurred, was 3.1%, 1.7% and 2.1% during the years ended December 31, 2012, 2011 and 2010, respectively. Weighted average borrowings in 2012 were $69,066,000. As of December 31, 2012, $317,000,000 was available under the senior revolving credit facility. The senior revolving credit facility matures on April 26, 2017. Deferred financing fees of $2,300,000 were capitalized in conjunction with the amendment to the senior revolving credit facility. Such fees are being amortized to interest expense over the five-year term of the facility.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Under our ABS facility, we can sell receivables periodically to a special purpose accounts receivable and financing entity (the “SPE”), which is exclusively engaged in purchasing receivables from us. The SPE is a wholly-owned, bankruptcy-remote entity that we have included in our consolidated financial statements. The SPE funds its purchases by selling undivided interests in eligible trade accounts receivable to a multi-seller conduit administered by an independent financial institution. The SPE’s assets are available first and foremost to satisfy the claims of the creditors of the conduit, and we cannot convey any interest in the receivables sold into the conduit (or allow any adverse claims on the receivables) without the consent of the SPE. We maintain effective control over the receivables that are sold. Accordingly, the receivables remain recorded on our consolidated balance sheets. At December 31, 2012 and 2011, the SPE owned $809,683,000 and $624,545,000, respectively, of receivables recorded at fair value and included in our consolidated balance sheets. Under certain circumstances, the Company may be required to obtain a public rating of the ABS facility from one or more credit rating agencies of at least “A” or its equivalent. Failure by the Company to obtain such rating would result in an Amortization Event under the ABS facility.

Our ABS facility was amended to increase the aggregate borrowing availability from $150,000,000 to $200,000,000, to extend the maturity date of the facility to April 24, 2015, and to modify interest rates and fees for used and unused capacity under the facility. Under the amended ABS facility, interest is payable monthly, and the floating interest rate applicable at December 31, 2012 was 1.11% per annum, including a 0.90% usage fee on any outstanding balances. In addition, we pay a monthly commitment fee on the unused portion of the facility of 0.30% if the facility is 50% or more utilized and 0.40% if the facility is less than 50% utilized. During the year ended December 31, 2012, the weighted average interest rate on amounts outstanding under our ABS facility, including the usage and commitment fees and origination costs incurred, was 1.9%. Weighted average borrowings under our ABS facility in 2012 were $102,674,000. Comparatively, during the years ended December 31, 2011 and 2010, due to availability under our other debt financing facilities at more favorable rates, weighted average borrowings under our ABS facility were only $5,744,000 and $1,671,000, respectively. However, interest expense associated with the ABS facility in 2011 and 2010 was $1,488,000 and $2,139,000, respectively, due to the inclusion of the commitment fee and amortization to interest expense of deferred financing fees capitalized in conjunction with amendments to the ABS facility. Deferred financing fees of $378,000 were capitalized in conjunction with the amendment to the ABS facility in 2012. Such fees are being amortized to interest expense over the three-year term of the facility. While the ABS facility has a stated maximum amount, the actual availability under the ABS facility is limited by the quantity and quality of the underlying accounts receivable. As of December 31, 2012, qualified receivables were sufficient to permit access to the full $200,000,000 facility amount, of which $47,000,000 was outstanding at December 31, 2012.

Covenants

Our senior revolving credit facility and ABS facility contain various covenants customary for transactions of this type, including limitations on the payment of dividends and the requirement that we comply with minimum fixed charge and minimum asset coverage ratio requirements and meet monthly, quarterly and annual reporting requirements. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified period of time. At December 31, 2012, we were in compliance with all such covenants.

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our senior revolving credit facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization and (iv) non-cash stock-based compensation (“adjusted earnings”). The maximum leverage ratio permitted under the amended agreements is 2.75 times trailing twelve-month adjusted earnings. A significant drop in the Company’s adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below the Company’s consolidated maximum debt capacity. Based on the Company’s maximum leverage ratio as of December 31, 2012, the Company’s consolidated debt balance that could have been outstanding under our senior revolving credit facility and our ABS facility was reduced from the maximum borrowing capacity of $550,000,000 to $540,726,000, of which $80,000,000 was outstanding at December 31, 2012.

Capital Lease Obligation

In July 2009, we entered into a four-year lease for certain IT equipment. We amended this lease in November 2009 and again in July 2010 to include additional IT equipment. The July 2010 amendment added $319,000 to the value of the equipment held under the capitalized lease. These obligations under the capitalized lease are included in long-term debt in our consolidated balance sheets as of December 31, 2012 and 2011. The current and long-term portions of the obligation are included in the table above. Future minimum payments under the capitalized lease are payable though July 2013.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The cost of the equipment held under the capitalized lease, $3,867,000, is included in property and equipment. These capital lease assets are amortized on a straight-line basis over the lease term. The related amortization expense is included in selling and administrative expenses in our consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010. As of December 31, 2012 and 2011, accumulated amortization on the capital lease assets was $3,290,000 and $2,287,000, respectively.

Inventory Financing Facility

On April 26, 2012, we also entered into an amendment to our inventory financing facility, which increased the aggregate availability for vendor purchases from $150,000,000 to $200,000,000 and extended the maturity date of the facility to April 26, 2017. Additionally, the facility may be renewed under certain circumstances described in the agreement for successive 12-month periods. Interest does not accrue on accounts payable under this facility provided the accounts payable are paid within stated vendor terms (ranging from 30 to 60 days). We impute interest on the average daily balance outstanding during these stated vendor terms based on our blended incremental borrowing rate during the period under our senior revolving credit facility and our ABS facility. Imputed interest of $1,838,000, $1,978,000 and $2,112,000 was recorded in 2012, 2011 and 2010, respectively. Deferred financing fees of $99,000 were capitalized in conjunction with the amendment to the inventory financing facility. Such fees are being amortized to interest expense over the five-year term of the facility. If balances are not paid within stated vendor terms, they will accrue interest at prime plus 1.25%. The facility is guaranteed by the Company and each of its material domestic subsidiaries and is secured by a lien on substantially all of the Company’s domestic assets that is of equal priority to the liens securing borrowings under our senior revolving credit facility. As of December 31, 2012 and 2011, $116,833,000 and $93,933,000, respectively, was included in accounts payable related to this facility.

(7)	Leases

We have several non-cancelable operating leases with third parties, primarily for administrative and distribution center space and computer equipment. Our facilities leases generally provide for periodic rent increases and many contain escalation clauses and renewal options. We recognize rent expense on a straight-line basis over the lease term. Rental expense for these third-party operating leases was $14,740,000, $14,821,000 and $15,643,000 for the years ended December 31, 2012, 2011 and 2010, respectively, and is included in selling and administrative expenses in our consolidated statements of operations.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2012 are as follows (in thousands):

Years Ending December 31,
2013	$14,347
2014	12,454
2015	9,981
2016	6,578
2017	5,263
Thereafter	8,497

Total minimum lease payments	$57,120

(8)	Severance and Restructuring Activities

Severance Costs Expensed for 2012 Resource Actions

During the year ended December 31, 2012, North America and EMEA recorded severance expense totaling $3,022,000 and $3,973,000, respectively, related to 2012 restructuring actions. The charges were associated with severance for the elimination of certain positions based on a re-alignment of roles and responsibilities.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table details the 2012 activity and the outstanding obligations related to the 2012 resource actions as of December 31, 2012 (in thousands):

	North America	EMEA	Consolidated
Severance costs	$3,022	$3,973	$6,995
Foreign currency translation adjustments	—	40	40
Cash payments	(1,773)	(2,622)	(4,395)

Balance at December 31, 2012	$1,249	$1,391	$2,640

The remaining outstanding obligations are expected to be paid during 2013 and are therefore included in accrued expenses and other current liabilities.

Severance Costs Expensed for 2011 Resource Actions

During the year ended December 31, 2011, North America and EMEA recorded severance expense totaling $2,425,000 and $2,737,000, respectively, relating to 2011 restructuring actions. The charges were associated with severance for the elimination of certain positions based on a re-alignment of roles and responsibilities. As of December 31, 2011, the total remaining obligations recorded in our North America and EMEA segments related to these resource actions were approximately $625,000 and $1,224,000, respectively. During the year ended December 31, 2012, the liabilities were settled, including adjustments recorded as a reduction to severance and restructuring expense in North America and EMEA of $188,000 and $412,000, respectively, due to changes in estimates.

Prior Resource Actions

In 2010 and 2009, as a result of ongoing restructuring efforts to reduce operating expenses, we recorded severance costs in each of our operating segments. As of December 31, 2011, the total remaining obligations recorded in our North America and EMEA segments related to these resource actions was approximately $34,000 and $231,000, respectively. During the year ended December 31, 2012, the liabilities were settled, including an adjustment recorded as a reduction to severance and restructuring expense in EMEA of $78,000 due to changes in estimates.

(9)	Stock-Based Compensation

We recorded the following pre-tax amounts in selling and administrative expenses for stock-based compensation, by operating segment, in our consolidated financial statements (in thousands):

	Years Ended December 31,
	2012	2011	2010
North America	$6,260	$5,779	$5,264
EMEA	2,030	1,908	1,512
APAC	258	232	181

Total Consolidated	$8,548	$7,919	$6,957

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Amended 2007 Plan allows for awards of options, stock appreciation rights, restricted stock, RSUs, performance awards as well as grants of cash awards. As of December 31, 2012, of the 7,250,000 shares of stock reserved for awards issued under the Amended 2007 Plan, 4,512,374 shares of stock were available for grant.

Accounting for Stock Options

As of January 1, 2012, there were 200,000 outstanding options, all of which were exercisable with an exercise price of $17.77. No options were granted during the years ended December 31, 2011 or 2012. Stock option activity during the year ended December 31, 2012 included the exercise of 148,611 options with an aggregate intrinsic value when exercised of $258,000. The remaining 51,389 options expired unexercised in December 2012. No options remain outstanding as of December 31, 2012.

Prior to January 1, 2011, all stock options had vested and total compensation cost related to all previously granted stock options had been recognized. For the year ended December 31, 2010, we recorded stock-based compensation expense related to stock options of $354,000.

Accounting for Restricted Stock Units

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

For the years ended December 31, 2012, 2011 and 2010, we recorded stock-based compensation expense, net of estimated forfeitures, related to RSUs of $8,548,000, $7,919,000 and $6,603,000, respectively. As of December 31, 2012, total compensation cost related to nonvested RSUs not yet recognized is $12,046,000, which is expected to be recognized over the next 1.31 years on a weighted-average basis.

The following table summarizes our RSU activity during the year ended December 31, 2012:

	Number	Weighted Average Grant Date Fair Value	Fair Value
Nonvested at the beginning of year	1,469,733	$13.93
Granted	484,781	$20.91
Vested, including shares withheld to cover taxes	(684,210)	$11.82	$14,112,284	(a)

Forfeited	(108,073)	$18.44

Nonvested at the end of year	1,162,231	$17.66	$20,187,952	(b)

Expected to vest	1,070,042		$18,586,630	(b)

(a)

The fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date. The aggregate intrinsic value for vested shares of restricted common stock and RSUs during 2011 and 2010 was $11,174,009 and $6,339,196, respectively.

(b)

The aggregate fair value of the nonvested RSUs and the RSUs expected to vest represents the total pre-tax fair value, based on our closing stock price of $17.37 as of December 31, 2012, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

During each of the years in the three-year period ended December 31, 2012, the RSUs that vested for teammates in the United States were net-share settled such that we withheld shares with value equivalent to the teammates’ minimum statutory United States tax obligation for the applicable income and other employment taxes and remitted the equivalent cash amount to the appropriate taxing authorities. The total shares withheld during the years ended December 31, 2012, 2011 and 2010 of 158,231, 154,473 and 106,876, respectively, were based on the value of the RSUs on their vesting dates as determined by our closing stock price on such dates. For the years ended December 31, 2012, 2011 and 2010, total payments for the employees’ tax obligations to the taxing authorities were $3,288,000, $2,697,000 and $1,429,000, respectively, and are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the effect of repurchases of our common stock as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to us.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(10)	Income Taxes

The following table presents the U.S. and foreign components of earnings before income taxes and the related income tax expense (in thousands):

Earnings before income taxes:

	Years Ended December 31,
	2012	2011	2010
U.S.	$99,970	$87,436	$71,271
Foreign	44,698	54,253	43,903

	$144,668	$141,689	$115,174

Income tax expense:

	Years Ended December 31,
	2012	2011	2010
Current:
U.S. Federal	$25,319	$18,410	$8,850
U.S. State and local	2,436	1,113	1,251
Foreign	15,172	17,379	11,531

	42,927	36,902	21,632

Deferred:
U.S. Federal	7,785	4,440	15,466
U.S. State and local	(823)	2,042	1,205
Foreign	2,016	(1,930)	1,386

	8,978	4,552	18,057

	$51,905	$41,454	$39,689

The following schedule reconciles the differences between the U.S. federal income taxes at the U.S. statutory rate to our income tax expense (dollars in thousands):

	Years Ended December 31,
	2012	2011	2010
Expected expense at U.S. statutory rate of 35%	$50,634	$49,591	$40,311
Change resulting from:
State income tax expense, net of federal income tax benefit	2,088	3,225	2,386
Audits and adjustments, net	2,424	(665)	(173)
Change in valuation allowance	641	(1,643)	(392)
Foreign income taxed at different rates	(3,823)	(2,136)	(2,453)
Reorganization/recapitalization of foreign operations	—	(7,580)	(1,611)
Non-deductible compensation	485	512	737
Other, net	(544)	150	884

Income tax expense	$51,905	$41,454	$39,689

Effective tax rate	35.9%	29.3%	34.5%

The total income tax expense in 2011 includes net U.S. benefits of $8,637,000 primarily related to the recognition of foreign tax credits upon the reorganization of certain of our foreign operations in the fourth quarter and to other tax matters. The total income tax expense in 2010 includes a net U.S. benefit of $1,611,000 related to the recapitalization of one of our foreign operations.

For foreign entities not treated as branches for U.S. tax purposes, we do not provide for U.S. income taxes on the undistributed earnings of these subsidiaries as these earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. The undistributed earnings of foreign subsidiaries that are deemed to be indefinitely invested outside of the U.S. were approximately $64,400,000 at December 31, 2012. It is not practicable to determine the unrecognized deferred tax liability on those earnings.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Goodwill and other intangibles	$65,523	$70,922
Foreign tax credits	12,244	16,055
Net operating losses	13,571	11,186
Accruals	10,154	9,557
Accounts receivable	6,276	6,105
Stock-based compensation	3,612	3,362
Inventories	1,239	1,848
Deferred revenue	952	1,544
Trade credits	—	1,376
Other	1,285	556

Gross deferred tax assets	114,856	122,511
Valuation allowance	(20,176)	(18,901)

Total deferred tax assets	94,680	103,610

Deferred tax liabilities:
Property and equipment	(16,340)	(16,011)
Prepaid expenses	(252)	(530)
Other	—	(140)

Total deferred tax liabilities	(16,592)	(16,681)

Net deferred tax assets	$78,088	$86,929

The net current and non-current portions of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2012	2011
Net current deferred tax asset	$16,387	$17,344
Net non-current deferred tax asset	61,701	69,585

Net deferred tax asset	$78,088	$86,929

As of December 31, 2012, we have U.S. state net operating loss carryforwards (“NOLs”) of $1,023,000 that will expire between 2014 and 2034 and U.S. federal NOLs of $240,000 that will expire in 2031. We also have NOLs from various non-U.S. jurisdictions of $49,125,000. While the majority of the non-U.S. NOLs have no expiration date, $4,766,000 will expire between 2014 and 2020.

On the basis of currently available information, we have provided valuation allowances for certain of our deferred tax assets where we believe it is more likely than not that the related tax benefits will not be realized. At December 31, 2012 and 2011, our valuation allowance totaled $20,176,000 and $18,901,000, respectively, representing certain U.S. state NOLs, non-U.S. NOLs, foreign depreciation allowances and foreign tax credits. In the future, if we determine that additional realization of these deferred tax assets is more likely than not, then the reversal of the related valuation allowance will reduce income tax expense. Changes that occur after acquisition date in deferred tax asset valuation allowances and income tax uncertainties resulting from a business combination will generally affect income tax expense.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the change in the valuation allowance (in thousands):

	December 31,
	2012	2011
Valuation allowance at beginning of year	$18,901	$20,764
Increase (decrease) in income tax expense	641	(1,643)
Foreign currency translation adjustments	230	(220)
Acquired valuation allowances	404	—

Valuation allowance at end of year	$20,176	$18,901

A net tax benefit of $1,036,000 and $1,351,000, related to the exercise of employee stock options and other employee stock programs was applied to stockholders’ equity during the years ended December 31, 2012 and 2011, respectively. A net tax shortfall of $317,000 related to the exercise of employee stock options and other employee stock programs was applied against stockholders’ equity during the year ended December 31, 2010.

Various taxing jurisdictions are examining our tax returns for certain tax years. Although the outcome of tax audits cannot be predicted with certainty, management believes the ultimate resolution of these examinations will not result in a material adverse effect to our financial position or results of operations.

As of December 31, 2012 and 2011, we had approximately $7,201,000 and $5,052,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $488,000 and $477,000, respectively, related to accrued interest. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, is as follows (in thousands):

Balance at December 31, 2011	$4,575
Additions for tax positions in prior periods	1,883
Additions for tax positions in current period	1,293
Additions due to foreign currency translation	41
Subtractions due to audit settlements and statute expirations	(1,079)

Balance at December 31, 2012	$6,713

Our policy is to classify interest and penalties relating to uncertain tax positions as a component of income tax expense in our consolidated statements of operations.

In the future, if recognized, the liability associated with uncertain tax positions would affect our effective tax rate. We do not believe there will be any changes over the next 12 months that would have a material effect on our effective tax rate.

Several of our subsidiaries are currently under audit for tax years 2006 through 2011. It is reasonably possible that the examination phase of these audits may conclude in the next 12 months and that the related unrecognized tax benefits for uncertain tax positions may change, potentially having a material effect on our effective tax rate. However, based on the status of the various examinations in multiple jurisdictions, an estimate of the range of reasonably possible outcomes cannot be made at this time.

We, including our subsidiaries, file income tax returns in the U.S. federal jurisdiction, and many state and local and non-U.S. jurisdictions. In the U.S., federal income tax returns for 2009 through 2011 remain open to examination. For U.S. state and local taxes as well as in non-U.S. jurisdictions, the statute of limitations generally varies between three and ten years.

(11)	Market Risk Management

Interest Rate Risk

We have interest rate exposure arising from our financing facilities, which have variable interest rates. These variable interest rates are affected by changes in short-term interest rates. We currently do not hedge our interest rate exposure.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We do not believe that the effect of reasonably possible near-term changes in interest rates will be material to our financial position, results of operations and cash flows. Our financing facilities expose our net earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. We had $33,000,000 outstanding under our senior revolving credit facility and $47,000,000 outstanding under our ABS facility at December 31, 2012. The interest rates attributable to the borrowings under our senior revolving credit facility and the ABS facility were 3.25% and 1.11%, respectively, per annum at December 31, 2012. The change in annual earnings from continuing operations, pretax, resulting from a hypothetical 10% increase or decrease in the highest applicable interest rate would approximate $179,000.

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

The Company generally enters into forward contracts with maturities of one month or less. The derivatives entered into during 2012 were not designated as hedges. The following derivative contracts were entered into during the year ended December 31, 2012, and remained open and outstanding at December 31, 2012. All U.S. dollar and foreign currency amounts (British Pounds Sterling, Euros and Norwegian Krone) are presented in thousands.

	Buy	Buy	Buy
Foreign Currency	GBP	EUR	NOK
Foreign Amount	3,699	4,543	14,000
USD Equivalent	$6,000	$6,000	$2,510
Weighted Average Maturity	Less than 1 month	Less than 1 month	Less than 1 month

The Company does not enter into derivative contracts for speculative or trading purposes. The fair value of all forward contracts at December 31, 2012 was a net liability of $17,000.

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

We use foreign exchange forward contracts to hedge certain non-functional currency assets and liabilities from changes in exchange rate movements. Our non-functional currency assets and liabilities are primarily related to foreign currency denominated payables, receivables, and cash balances. The foreign currency forward contracts, carried at fair value, typically have a maturity of one month or less. We currently enter into approximately three foreign exchange forward contracts per month with an average notional value of $6,776,000 and an average maturity of approximately eleven days.

The counterparties associated with our foreign exchange forward contracts are large creditworthy commercial banks. The derivatives transacted with these institutions are short in duration and, therefore, we do not consider counterparty concentration and non-performance to be material risks.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our derivative financial instruments as of December 31, 2012 and 2011 (in thousands):

		December 31, 2012		December 31, 2011
	Balance Sheet Location	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$8	$—	$20	$—
Foreign exchange forward contracts	Accrued expenses and other current liabilities	—	25	—	114

Total derivatives not designated as hedging instruments		$8	$25	$20	$114

The following table summarizes the effect of our derivative financial instruments on our results of operations during the years ended December 31, 2012, 2011 and 2010 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Loss (Gain) Recognized in Earnings on Derivatives	Amount of Loss (Gain) Recognized in Earnings on Derivatives
		Year Ended December 31,
		2012	2011	2010
Foreign exchange forward contracts	Net foreign currency exchange loss (gain)	$813	$(951)	$(1,046)

Total		$813	$(951)	$(1,046)

(13)	Fair Value Measurements

The following table summarizes the valuation of our financial instruments by the following three categories as of December 31, 2012 and 2011 (in thousands):

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

		December 31, 2012		December 31, 2011
Balance Sheet Classification		Foreign Exchange Derivatives	Non-qualified Deferred Compensation Plan Investments	Foreign Exchange Derivatives	Non-qualified Deferred Compensation Plan Investments
Other current assets	Level 1	$—	$1,240	$—	$—
	Level 2	8	—	20	—
	Level 3	—	—	—	—

		$8	$1,240	$20	$—

Other assets	Level 1	$—	$—	$—	$1,182
	Level 2	—	—	—	—
	Level 3	—	—	—	—

		$—	$—	$—	$1,182

Accrued expenses and other current liabilities	Level 1	$—	$—	$—	$—
	Level 2	25	—	114	—
	Level 3	—	—	—	—

		$25	$—	$114	$—

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

As of December 31, 2012, we have no non-financial assets or liabilities that are measured and recorded at fair value on a recurring basis, and our other financial assets or liabilities generally consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities. The estimated fair values of our cash and cash equivalents is determined based on quoted prices in active markets for identical assets. The fair value of the other financial assets and liabilities is based on the value that would be received or paid in an orderly transaction between market participants and approximates the carrying value due to their nature and short duration.

(14)	Benefit Plans

We adopted a defined contribution benefit plan (the “Defined Contribution Plan”) for our U.S. teammates which complies with section 401(k) of the Internal Revenue Code. On March 7, 2009, the Company suspended discretionary matching contributions to the Defined Contribution Plan. Effective for pay periods commencing on and after January 1, 2011, the Company reinstated the discretionary match to all participants who elect 401(k) contributions pursuant to the Defined Contribution Plan. The discretionary match provided to participants is equivalent to 25% of a participant’s pre-tax contributions up to a maximum of 6% of eligible compensation per pay period. We have a similar plan for our Canadian teammates whereby we match 100% of a participant’s pre-tax contributions up to a maximum of 1% of eligible compensation per pay period. Additionally, we offer several defined contribution benefit plans to our teammates in EMEA. These plans and their related terms vary by country. Also, under a retirement plan in Australia, we are required to pay a portion of a teammate’s eligible compensation (currently 9%) into a government supported fund. Teammates are not required to make contributions into the fund. Total combined contribution expense under these plans was $6,579,000, $6,086,000 and $3,248,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

In November 2007, we established the Insight Non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) with an effective date of January 1, 2008. The Deferred Compensation Plan permits a select group of “management or highly compensated employees” as defined by the Employee Retirement Income Security Act of 1974, as amended, to voluntarily defer receipt of compensation and earn a rate of return on their deferred amounts based on their selection from a variety of independently managed funds. All amounts in this plan are employee contributions, and all gains or losses on amounts held in the Deferred Compensation Plan are fully allocable to plan participants. We do not provide a guaranteed rate of return on these deferred amounts nor do we make any contributions to the Deferred Compensation Plan. As of December 31, 2012 and 2011, the assets held in the Deferred Compensation Plan were $1,240,000 and $1,182,000, respectively. Liabilities related to the Deferred Compensation Plan as of December 31, 2012 and 2011 were $849,000 and $908,000, respectively. The Deferred Compensation Plan was terminated effective May 31, 2012. The Deferred Compensation Plan’s assets will be liquidated and participant account balances will be paid out by July 2013.

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

Contractual

We have committed to pay the Arizona Cardinals an aggregate amount of approximately $1,476,000 through April 2014 for advertising and marketing events at the University of Phoenix Stadium.

In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of December 31, 2012, we had approximately $21,199,000 of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse the surety company.

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

Management believes that payments, if any, related to these indemnifications are not probable at December 31, 2012. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.

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

In August 2010, in connection with an investigation being conducted by the United States Department of Justice (the “DOJ”), our subsidiary, Calence, LLC, received a subpoena from the Office of the Inspector General of the Federal Communications Commission requesting documents and information related to the expenditure of funds under the E-Rate program, which provides schools and libraries with discounts to obtain affordable telecommunications and internet access and related hardware and software. We have completed our response to the subpoena. The basis of the investigation is a qui tam lawsuit filed in the United States District Court for the Southern District of Texas by a contractor who provided services to the former owners of Calence. The lawsuit, designated United States ex rel. Shupe v. Cisco Systems, Inc., Avnet, Inc. and Calence, LLC, was first filed in January 2010, and an amended complaint was filed in September 2012. The lawsuit was unsealed in June 2012, and an amended complaint was served in September 2012. The amended complaint alleges violations of the False Claims Act and seeks various remedies including treble damages and civil penalties. In connection with the unsealing of the complaint, the DOJ filed a notice with the court declining to intervene in the qui tam action at this time. However, that filing should not be viewed as a final assessment by the DOJ of the merits of this qui tam action. The Company disputes the plaintiff’s claims, intends to defend the lawsuit vigorously and has filed a motion to dismiss the amended complaint. Based on the limited information currently available, the Company is not able to estimate what the possible loss or range of loss might be, if any. The Company is pursuing its rights under the Calence acquisition agreements to indemnification for losses that may arise out of or result from this matter, including our fees and expenses for responding to the subpoena and defending the lawsuit. During the year ended December 31, 2012, the Company recovered approximately $2,000,000 of legal costs incurred in previous periods.

Aside from the matter discussed above, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations or liquidity.

(17)	Supplemental Financial Information

A summary of additions and deductions related to the allowance for doubtful accounts receivable for the years ended December 31, 2012, 2011 and 2010 follows (in thousands):

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance for doubtful accounts receivable:
Year ended December 31, 2012	$18,803	$4,195	$(4,093)	$18,905

Year ended December 31, 2011	$17,540	$4,267	$(3,004)	$18,803

Year ended December 31, 2010	$22,364	$1,626	$(6,450)	$17,540

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(18)	Segment and Geographic Information

We operate in three reportable geographic operating segments: North America; EMEA; and APAC. Currently, our offerings in North America and select countries in EMEA include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and select software-related services. Net sales by product or service type for North America, EMEA and APAC were as follows for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	North America
	Years Ended December 31,
Sales Mix	2012	2011	2010
Hardware	$2,238,363	$2,334,257	$2,131,815
Software	1,177,538	1,095,532	1,000,418
Services	210,456	242,703	207,929

	$3,626,357	$3,672,492	$3,340,162

	EMEA
	Years Ended December 31,
Sales Mix	2012	2011	2010
Hardware	$540,886	$438,171	$427,600
Software	894,949	936,543	863,720
Services	27,772	23,707	19,229

	$1,463,607	$1,398,421	$1,310,549

	APAC
	Years Ended December 31,
Sales Mix	2012	2011	2010
Hardware	$4,820	$1,647	$1,002
Software	199,239	208,200	153,966
Services	7,418	6,468	4,251

	$211,477	$216,315	$159,219

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

All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments or on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the year ended December 31, 2012.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tables below present information about our reportable operating segments as of and for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31, 2012
	North America	EMEA	APAC	Consolidated
Net sales	$3,626,357	$1,463,607	$211,477	$5,301,441
Costs of goods sold	3,147,835	1,259,762	174,168	4,581,765

Gross profit	478,522	203,845	37,309	719,676
Operating expenses:
Selling and administrative expenses	359,634	179,979	25,593	565,206
Severance and restructuring expenses	2,834	3,483	—	6,317

Earnings from operations	$116,054	$20,383	$11,716	$148,153

Total assets	$1,749,890	$538,968	$130,673	$2,419,531	*

	Year Ended December 31, 2011
	North America	EMEA	APAC	Consolidated
Net sales	$3,672,492	$1,398,421	$216,315	$5,287,228
Costs of goods sold	3,195,716	1,200,348	182,007	4,578,071

Gross profit	476,776	198,073	34,308	709,157
Operating expenses:
Selling and administrative expenses	366,811	165,262	24,616	556,689
Severance and restructuring expenses	2,380	2,705	—	5,085

Earnings from operations	$107,585	$30,106	$9,692	$147,383

Total assets	$1,536,690	$535,116	$128,028	$2,199,834	*

	Year Ended December 31, 2010
	North America	EMEA	APAC	Consolidated
Net sales	$3,340,162	$1,310,549	$159,219	$4,809,930
Costs of goods sold	2,898,094	1,134,531	131,208	4,163,833

Gross profit	442,068	176,018	28,011	646,097
Operating expenses:
Selling and administrative expenses	348,842	149,945	20,278	519,065
Severance and restructuring expenses	2,003	953	—	2,956

Earnings from operations	$91,223	$25,120	$7,733	$124,076

Total assets	$1,509,928	$522,752	$99,782	$2,132,462	*

*	Consolidated total assets do not reflect intercompany eliminations and corporate assets of $418,028,000, $342,223,000 and $329,179,000 at December 31, 2012, 2011 and 2010, respectively.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a summary of our geographic net sales and long-lived assets, consisting of property and equipment, net (in thousands):

	United States	Foreign	Total
2012
Net sales	$3,398,516	$1,902,925	$5,301,441
Total long-lived assets	$104,431	$39,082	$143,513

2011
Net sales	$3,447,541	$1,839,687	$5,287,228
Total long-lived assets	$105,338	$35,367	$140,705

2010
Net sales	$3,141,159	$1,668,771	$4,809,930
Total long-lived assets	$108,145	$33,254	$141,399

Foreign net sales and total long-lived assets summarized above for 2012, 2011 and 2010 include net sales and net property and equipment of $686,047,000 and $23,616,000; $701,823,000 and $20,834,000; and $661,966,000 and $19,846,000, respectively, attributed to the United Kingdom. Net sales by geographic area are presented by attributing net sales to external customers based on the domicile of the selling location.

We recorded the following pre-tax amounts, by operating segment, for depreciation and amortization, in the accompanying consolidated financial statements (in thousands):

	Years Ended December 31,
	2012	2011	2010
North America	$32,457	$31,251	$30,678
EMEA	7,803	7,071	6,598
APAC	917	817	737

Total	$41,177	$39,139	$38,013

(19)	Acquisitions

Ensynch

Effective October 1, 2011, we enhanced our professional services capabilities by acquiring Ensynch, a leading professional services firm with multiple Microsoft Gold competencies across the complete Microsoft solution set, including cloud migration and management, for a cash purchase price, net of cash acquired, of $13,769,000.

The total fair value of net assets acquired was approximately $4,403,000, including $2,680,000 of identifiable intangible assets, consisting primarily of customer relationships which are being amortized using the straight-line method over their estimated economic life of six years. Amortization expense is estimated to be approximately $518,000 in 2013 and approximately $300,000 per year thereafter through 2017. Goodwill acquired approximated $9,783,000, which was recorded in our North America operating segment. We believe that the synergies from combining Ensynch’s technical skills with Insight’s sales engine will elevate our ability to provide clients with complete software solutions to drive their success, which is the primary factor making up the goodwill recognized. None of the goodwill is tax deductible.

We consolidated the results of operations for Ensynch beginning on the October 1, 2011 effective date of the acquisition. Our historical results would not have been materially affected by the acquisition of Ensynch and, accordingly, we have not presented pro forma information as if the acquisition had been completed at the beginning of each period presented in our statements of operations.

Inmac

Effective February 1, 2012, we acquired Inmac, a broad portfolio business-to-business hardware reseller based in Frankfurt, Germany and Amsterdam, Netherlands servicing clients in Western Europe, for a cash purchase price, net of cash acquired, of $3,831,000. Our EMEA operating segment recognized a non-operating gain on bargain purchase of $2,022,000 during 2012 as the fair value of the net assets acquired exceeded the purchase price. We believe that this acquisition supports our strategic plan to expand hardware capabilities into key markets in our existing European footprint.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The total fair value of net assets acquired was approximately $15,631,000, including $9,778,000 of cash acquired and $1,027,000 of identifiable intangible assets, consisting primarily of customer relationships which are being amortized using the straight-line method over their estimated economic life of five years. Amortization expense is estimated to be approximately $197,000 in 2013 and approximately $125,000 per year thereafter through 2016. Prior to recognizing the gain on bargain purchase described above, we reassessed the assets acquired and liabilities assumed in the acquisition.

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

(20)	Selected Quarterly Financial Information (unaudited)

The following table sets forth selected unaudited consolidated quarterly financial information for the years ended December 31, 2012 and 2011 (in thousands, except per share data):

	Quarters Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2012	2012	2012	2012	2011	2011	2011	2011
Net sales	$1,346,675	$1,181,409	$1,529,175	$1,244,182	$1,360,353	$1,238,019	$1,468,960	$1,219,896
Costs of goods sold	1,166,282	1,013,784	1,327,889	1,073,810	1,181,370	1,074,504	1,264,781	1,057,416

Gross profit	180,393	167,625	201,286	170,372	178,983	163,515	204,179	162,480
Operating expenses:
Selling and administrative expenses	141,952	136,259	143,601	143,394	136,131	135,071	146,386	139,101
Severance and restructuring expenses	1,861	705	2,377	1,374	627	529	3,405	524

Earnings from operations	36,580	30,661	55,308	25,604	42,225	27,915	54,388	22,855
Non-operating (income) expense:
Interest income	(340)	(489)	(288)	(351)	(392)	(536)	(400)	(358)
Interest expense	1,351	1,702	1,490	1,558	1,718	1,753	1,644	1,812
Gain on bargain purchase	—	—	—	(2,022)	—	—	—	—
Net foreign currency exchange loss (gain)	409	426	(470)	(828)	(605)	633	(686)	(478)
Other expense, net	385	319	389	244	349	451	383	406

Earnings before income taxes	34,775	28,703	54,187	27,003	41,155	25,614	53,447	21,473
Income tax expense	14,008	9,349	18,937	9,611	6,501	8,448	18,099	8,406

Net earnings	$20,767	$19,354	$35,250	$17,392	$34,654	$17,166	$35,348	$13,067

Net earnings per share:
Basic	$0.47	$0.43	$0.79	$0.39	$0.79	$0.38	$0.76	$0.28

Diluted	$0.46	$0.43	$0.79	$0.39	$0.78	$0.38	$0.75	$0.28

INSIGHT ENTERPRISES, INC.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012, based on the criteria established in COSO’s Internal Control – Integrated Framework.

KPMG LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements in Part II, Item 8 of this report, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2012.

(b) Changes in Internal Control Over Financial Reporting

We currently have two significant IT systems projects that are in various phases of implementation, one to integrate our IT systems in North America onto a single platform and one to convert all countries in our EMEA operations onto a separate, single platform. We believe these upgraded IT systems will support the growth of the Company and our strategic initiatives. During the fourth quarter of 2012, we continued to deploy the new system in EMEA, most recently in the United Kingdom. In North America, we integrated the remaining public sector business and began to integrate our software business onto the system.

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

There was no other change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c) Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures and determined that as of December 31, 2012 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

None.

INSIGHT ENTERPRISES, INC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item can be found in our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders (our “Proxy Statement”) and is incorporated herein by reference.

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

Dated: February 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth T. Lamneck	President, Chief Executive Officer and	February 22, 2013
Kenneth T. Lamneck	Director

/s/ Glynis A. Bryan	Chief Financial Officer	February 22, 2013
Glynis A. Bryan	(principal financial officer)

/s/ Dana A. Leighty	Vice President, Finance	February 22, 2013
Dana A. Leighty	(principal accounting officer)

/s/ Timothy A. Crown*	Chairman of the Board	February 22, 2013
Timothy A. Crown

/s/ Richard E. Allen*	Director	February 22, 2013
Richard E. Allen

/s/ Bennett Dorrance*	Director	February 22, 2013
Bennett Dorrance

/s/ Michael M. Fisher*	Director	February 22, 2013
Michael M. Fisher

/s/ Larry A. Gunning*	Director	February 22, 2013
Larry A. Gunning

/s/ Anthony A. Ibargüen*	Director	February 22, 2013
Anthony A. Ibargüen

/s/ Robertson C. Jones*	Director	February 22, 2013
Robertson C. Jones

/s/ Kathleen S. Pushor*	Director	February 22, 2013
Kathleen S. Pushor

* By:	/s/ Steven R. Andrews
Steven R. Andrews, Attorney in Fact

INSIGHT ENTERPRISES, INC.

EXHIBITS TO FORM 10-K

YEAR ENDED DECEMBER 31, 2012

Commission File No. 0-25092

(Unless otherwise noted, exhibits are filed herewith.)

Exhibit No.			Description

3.1		—	Composite Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of our annual report on Form 10-K for the year ended December 31, 2005).

3.2		—	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on January 14, 2008).

4.1		—	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (No. 33-86142) declared effective January 24, 1995).

10.1	(1)	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of our annual report on Form 10-K for the year ended December 31, 2006).

10.2	(2)	—	Amended Insight Enterprises, Inc. 2007 Omnibus Plan (incorporated by reference to Annex A to our Proxy Statement filed on April 4, 2011).

10.3	(2)	—	Executive Service Agreement between Insight Direct (UK) Limited and Stuart Fenton dated May 18, 2010 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on May 27, 2010).

10.4	(2)	—	Executive Management Separation Plan effective as of January 1, 2008 (incorporated by reference to Exhibit 10.5 for our quarterly report on Form 10-Q for the quarter ended September 30, 2008).

10.5	(2)	—	Amended and Restated Employment Agreement between Insight Enterprises, Inc. and Glynis A. Bryan dated as of January 1, 2009 (incorporated by reference to Exhibit 10.3 of our current report on Form 8-K filed January 7, 2009).

10.6	(2)	—	Amended and Restated Employment Agreement between Insight Enterprises, Inc. and Steven R. Andrews dated as of January 1, 2009 (incorporated by reference to Exhibit 10.4 of our current report on Form 8-K filed on January 7, 2009).

10.7	(2)	—	Executive Employment Agreement between Insight Enterprises, Inc. and Kenneth T. Lamneck, dated as of December 14, 2009 (incorporated by reference to Exhibit 10.24 of our annual report on Form 10-K for the year ended December 31, 2009).

10.8	(2)	—	Employment Agreement between Insight Enterprises, Inc. and David C. Olsen, dated as of June 15, 2010 (incorporated by reference to Exhibit 10.3 of our quarterly report on Form 10-Q for the quarter ended June 30, 2010).

10.9	(2)	—	Employment Agreement between Insight Enterprises, Inc. and Michael P. Guggemos, dated as of November 1, 2010 (incorporated by reference to Exhibit 10.16 of our annual report on Form 10-K for the year ended December 31, 2010).

10.10	(2)	—	Offer of employment letter to Michael P. Guggemos, dated September 28, 2010 (incorporated by reference to Exhibit 10.17 of our annual report on Form 10-K for the year ended December 31, 2010).

10.11	(2)	—	Employment Agreement between Insight Enterprises, Inc. and Steven W. Dodenhoff, dated as of January 30, 2012 (incorporated by reference to Exhibit 10.16 of our annual report on Form 10-K for the year ended December 31, 2011).

10.12	(2)	—	Employment Agreement between Insight Enterprises, Inc. and Dana A. Leighty, dated as of March 2, 2012.

10.13		—	Receivables Purchase Agreement dated as of December 31, 2002 among Insight Receivables, LLC, Insight Enterprises, Inc., Jupiter Securitization Corporation, Bank One NA, and the entities party thereto from time to time as financial institutions (incorporated by reference to Exhibit 10.38 of our annual report on Form 10-K for the year ended December 31, 2002).

10.14		—	Amended and Restated Receivables Sale Agreement dated as of September 3, 2003 by and among Insight Direct USA, Inc. and Insight Public Sector, Inc. as originators, and Insight Receivables, LLC, as buyer (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the quarter ended September 30, 2003).

10.15		—	Amendment No. 1 to Receivables Purchase Agreement dated as of September 3, 2003 (incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q for the quarter ended September 30, 2003).

10.16		—	Amendment No. 2 to Receivables Purchase Agreement dated as of December 23, 2003 among Insight Receivables, LLC, Insight Enterprises, Inc. and Jupiter Securitization Corporation, Bank One NA (incorporated by reference to Exhibit 10.42 of our annual report on Form 10-K for the year ended December 31, 2003).

INSIGHT ENTERPRISES, INC.

EXHIBITS TO FORM 10-K (continued)

YEAR ENDED DECEMBER 31, 2012

Commission File No. 0-25092

Exhibit No.		Description

10.17	—	Amendment No. 5 to Receivables Purchase Agreement dated as of March 25, 2005 (incorporated by reference to Exhibit 10.4 of our quarterly report on Form 10-Q for the quarter ended March 31, 2005).

10.18	—	Amendment No. 6 to Receivables Purchase Agreement dated as of December 19, 2005 (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on December 22, 2005).

10.19	—	Amendment No. 7 to Receivables Purchase Agreement dated as of September 7, 2006 (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on September 8, 2006).

10.20	—	Amendment No. 9 to Receivables Purchase Agreement dated as of September 17, 2008 (incorporated by reference to Exhibit 10.3 of our current report on Form 8-K filed on September 23, 2008).

10.21	—	Amendment No. 11 and Joinder Agreement to Receivables Purchase Agreement dated as of July 24, 2009 (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the quarter ended June 30, 2009).

10.22	—	Amendment No. 12 to Receivables Purchase Agreement dated as of July 1, 2010 among Insight Receivables, LLC, Insight Enterprises, Inc., the Purchasers and Managing Agents party thereto, and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA (Main Office Chicago)), as agent for the Purchasers (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the quarter ended September 30, 2010).

10.23	—	Omnibus Amendment and Joinder to Receivables Purchase Agreement, dated as of April 26, 2012, among Insight Receivables, LLC, Insight Enterprises, Inc., Insight Direct USA, Inc., Insight Public Sector, Inc., the purchasers and managing agents party thereto and JPMorgan Chase Bank, N.A., as Agent (incorporated by reference to Exhibit 10.3 of our current report on Form 8-K filed on May 2, 2012).

10.24	—	Third Amended and Restated Credit Agreement, dated as of April 26, 2012, by and among Insight Enterprises, Inc., Insight Enterprises B.V., Insight Direct (UK) Ltd., as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on May 2, 2012).

10.25	—	Amended and Restated Credit Agreement, dated as of April 26, 2012, by and among Calence, LLC, Insight Direct USA, Inc. and Insight Public Sector, Inc., as Resellers, Castle Pines Capital LLC, as administrative agent, Wells Fargo Capital Finance, LLC, as collateral agent, syndication agent and administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on May 2, 2012).

21	—	Subsidiaries of the Registrant.

23.1	—	Consent of KPMG LLP.

24.1	—	Power of Attorney for Timothy A. Crown dated February 13, 2013.

24.2	—	Power of Attorney for Richard E. Allen dated February 13, 2013.

24.3	—	Power of Attorney for Bennett Dorrance dated February 13, 2013.

24.4	—	Power of Attorney for Michael M. Fisher dated February 13, 2013.

24.5	—	Power of Attorney for Larry A. Gunning dated February 13, 2013.

24.6	—	Power of Attorney for Anthony A. Ibargüen dated February 13, 2013.

24.7	—	Power of Attorney for Robertson C. Jones dated February 13, 2013.

24.8	—	Power of Attorney for Kathleen S. Pushor dated February 13, 2013.

31.1	—	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rule 13a-14.

31.2	—	Certification of Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14.

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

INSIGHT ENTERPRISES, INC.

EXHIBITS TO FORM 10-K (continued)

YEAR ENDED DECEMBER 31, 2012

Commission File No. 0-25092

Exhibit No.		Description

101	—	Interactive data files pursuant to Rule 405 of Regulation S-T. In accordance with Rule 406T of Regulation S-T, the information in this exhibit shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

(1)	We have entered into a separate indemnification agreement with each of the following directors and executive officers that differ only in names and dates: Richard E. Allen, Steven R. Andrews, Glynis A. Bryan, Timothy A. Crown, Steven W. Dodenhoff, Bennett Dorrance, Stuart Fenton, Michael M. Fisher, Michael P. Guggemos, Larry A. Gunning, Anthony A. Ibargüen, Helen K. Johnson, Robertson C. Jones, Kenneth T. Lamneck, Dana A. Leighty and Kathleen S. Pushor. Pursuant to the instructions accompanying Item 601 of Regulation S-K, the Registrant is filing the form of such indemnification agreement.

(2)	Management contract or compensatory plan or arrangement.