Form 10-Q
period 2013-03-31
INSIGHT ENTERPRISES INC
filed 2013-05-02
CIK 932696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

The number of shares outstanding of the issuer’s common stock as of April 26, 2013 was 43,520,279.

INSIGHT ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q

Three Months Ended March 31, 2013

INSIGHT ENTERPRISES, INC.

FORWARD-LOOKING INFORMATION

Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect net sales, gross profit, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows, working capital needs, cash needs and the sufficiency of our capital resources; details of our business strategy and our strategic initiatives, including projections of capital expenditures; our intentions concerning the payment of dividends; our acquisition strategy; plans and timing relating to our IT system upgrade and integration; projections of compliance with our debt covenants; the effect of new accounting principles or changes in accounting principles; the effect of indemnification obligations and other off-balance sheet arrangements; projections about the outcome of ongoing tax audits; statements related to accounting estimates, including estimated stock-based compensation recognition timing and award forfeitures, the timing of the payment of restructuring obligations, the recognition of unrecognized tax benefits and the resolution of uncertain tax positions; our intention to use cash in excess of working capital needs to pay down debt, repurchase our common stock, fund acquisitions and support capital expenditures; our intention to reinvest undistributed earnings of foreign subsidiaries outside the United States and the anticipated character of those investments; our expectations regarding seasonality; the sufficiency of our provisions for litigation losses and our strategies with respect to ongoing and threatened litigation, including those matters identified in “Legal Proceedings” in Part II, Item 1 of this report; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that the results described in the forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:

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

INSIGHT ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$152,326	$152,119
Accounts receivable, net of allowance for doubtful accounts of $19,200 and $18,905, respectively	1,081,979	1,371,356
Inventories	97,820	100,896
Inventories not available for sale	29,307	31,249
Deferred income taxes	16,343	16,387
Other current assets	46,319	29,543

Total current assets	1,424,094	1,701,550
Property and equipment, net of accumulated depreciation of $225,649 and $226,684, respectively	139,846	143,513
Goodwill	26,257	26,257
Intangible assets, net of accumulated amortization of $69,286 and $67,092, respectively	44,069	47,405
Deferred income taxes	62,415	64,013
Other assets	24,419	18,765

	$1,721,100	$2,001,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$744,899	$982,611
Accrued expenses and other current liabilities	142,086	158,621
Current portion of long-term debt	345	602
Deferred revenue	35,838	40,287

Total current liabilities	923,168	1,182,121
Long-term debt	61,000	80,000
Deferred income taxes	1,988	2,312
Other liabilities	35,904	31,779

	1,022,060	1,296,212

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 44,587 shares at March 31, 2013 and 44,594 shares at December 31, 2012 issued and outstanding	446	446
Additional paid-in capital	366,281	369,300
Retained earnings	320,968	315,888
Accumulated other comprehensive income – foreign currency translation adjustments	11,345	19,657

Total stockholders’ equity	699,040	705,291

	$1,721,100	$2,001,503

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Net sales	$1,181,622	$1,244,182
Costs of goods sold	1,023,485	1,073,810

Gross profit	158,137	170,372
Operating expenses:
Selling and administrative expenses	140,988	143,394
Severance and restructuring expenses	2,732	1,374

Earnings from operations	14,417	25,604
Non-operating (income) expense:
Interest income	(312)	(351)
Interest expense	1,618	1,558
Gain on bargain purchase	—	(2,022)
Net foreign currency exchange loss (gain)	161	(828)
Other expense, net	374	244

Earnings before income taxes	12,576	27,003
Income tax expense	3,500	9,611

Net earnings	$9,076	$17,392

Net earnings per share:
Basic	$0.20	$0.39

Diluted	$0.20	$0.39

Shares used in per share calculations:
Basic	44,670	44,150

Diluted	45,063	44,754

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Net earnings	$9,076	$17,392
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(8,312)	6,236

Total comprehensive income	$764	$23,628

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net earnings	$9,076	$17,392
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	10,454	10,182
Provision for losses on accounts receivable	1,292	717
Write-downs of inventories	1,039	857
Write-off of property and equipment	51	—
Non-cash stock-based compensation	2,090	2,141
Gain on bargain purchase	—	(2,022)
Excess tax benefit from employee gains on stock-based compensation	(717)	(1,893)
Deferred income taxes	1,304	2,762
Changes in assets and liabilities:
Decrease in accounts receivable	272,163	138,608
Decrease (increase) in inventories	2,941	(1,436)
Increase in other current assets	(17,137)	(1,637)
(Increase) decrease in other assets	(5,742)	925
Decrease in accounts payable	(247,725)	(157,051)
(Decrease) increase in deferred revenue	(4,575)	8,644
Decrease in accrued expenses and other liabilities	(8,231)	(38,629)

Net cash provided by (used in) operating activities	16,283	(20,440)

Cash flows from investing activities:
Acquisition, net of cash acquired	—	(3,831)
Purchases of property and equipment	(5,670)	(7,823)

Net cash used in investing activities	(5,670)	(11,654)

Cash flows from financing activities:
Borrowings on senior revolving credit facility	326,535	418,000
Repayments on senior revolving credit facility	(330,535)	(394,500)
Borrowings on accounts receivable securitization financing facility	213,000	50,000
Repayments on accounts receivable securitization financing facility	(228,000)	(50,000)
Payments on capital lease obligation	(257)	(253)
Net borrowings under inventory financing facility	21,277	9,316
Proceeds from sales of common stock under employee stock plans	—	889
Excess tax benefit from employee gains on stock-based compensation	717	1,893
Payment of payroll taxes on stock-based compensation through shares withheld	(2,814)	(3,000)
Repurchases of common stock	(6,856)	—

Net cash (used in) provided by financing activities	(6,933)	32,345

Foreign currency exchange effect on cash flows	(3,473)	4,022

Increase in cash and cash equivalents	207	4,273
Cash and cash equivalents at beginning of period	152,119	128,336

Cash and cash equivalents at end of period	$152,326	$132,609

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2013 and our results of operations and cash flows for the three months ended March 31, 2013 and 2012. The consolidated balance sheet as of December 31, 2012 was derived from the audited consolidated balance sheet at such date. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission (“SEC”) and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).

The results of operations for such interim periods are not necessarily indicative of results for the full year, due in part to the seasonal nature of the business. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the related notes thereto, in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Recently Issued Accounting Pronouncements

There have been no material changes or additions to the recently issued accounting pronouncements as previously reported in Note 1 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012 that affect or may affect our financial statements.

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

	Three Months Ended March 31,
	2013	2012
Numerator:
Net earnings	$9,076	$17,392

Denominator:
Weighted average shares used to compute basic EPS	44,670	44,150
Dilutive potential common shares due to dilutive options and restricted stock units, net of tax effect	393	604

Weighted average shares used to compute diluted EPS	45,063	44,754

Net earnings per share:
Basic	$0.20	$0.39

Diluted	$0.20	$0.39

For the three months ended March 31, 2013 and 2012, 184,000 and 192,000, respectively, of our restricted stock units were not included in the diluted EPS calculations because their inclusion would have been anti-dilutive.

3. Debt, Capital Lease Obligation and Inventory Financing Facility

Debt

Our long-term debt consists of the following (in thousands):

	March 31, 2013	December 31, 2012
Senior revolving credit facility	$29,000	$33,000
Accounts receivable securitization financing facility	32,000	47,000
Capital lease obligation	345	602

Total	61,345	80,602
Less: current portion of obligation under capital lease	(345)	(602)
Less: current portion of revolving credit facilities	—	—

Long-term debt	$61,000	$80,000

Our senior revolving credit facility has a maximum borrowing capacity of $350,000,000. The senior revolving credit facility matures April 26, 2017 and is guaranteed by the Company’s material domestic subsidiaries and is secured by a lien on substantially all of the Company’s and each guarantor’s assets. The balance of $29,000,000 outstanding at March 31, 2013 was borrowed under the prime rate option at 3.25% per annum. As of March 31, 2013, $321,000,000 was available under the senior revolving credit facility.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Our accounts receivable securitization financing facility (the “ABS facility”) has a maximum borrowing capacity of $200,000,000 and matures on April 24, 2015. While the ABS facility has a stated maximum amount, the actual availability under the ABS facility is limited by the quantity and quality of the underlying accounts receivable. Under the ABS facility, the floating interest rate applicable at March 31, 2013 was 1.12% per annum. As of March 31, 2013, qualified receivables were sufficient to permit access to the full $200,000,000 facility amount, of which $32,000,000 was outstanding at March 31, 2013.

Our senior revolving credit facility and ABS facility contain various covenants customary for transactions of this type, including limitations on the payment of dividends and the requirement that we comply with minimum fixed charge and minimum asset coverage ratio levels. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified period of time. At March 31, 2013, we were in compliance with all such covenants.

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our senior revolving credit facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization and (iv) non-cash stock-based compensation (“adjusted earnings”). The maximum leverage ratio permitted under the amended agreements is 2.75 times trailing twelve-month adjusted earnings. A significant drop in the Company’s adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below the Company’s consolidated maximum debt capacity. Based on the Company’s maximum leverage ratio as of March 31, 2013, the Company’s consolidated debt balance that could have been outstanding under our senior revolving credit facility and our ABS facility was reduced from the maximum borrowing capacity of $550,000,000 to $506,931,000, of which $61,000,000 was outstanding at March 31, 2013.

Capital Lease Obligation

The present value of minimum lease payments under our capital lease, which is a current obligation as of March 31, 2013 and December 31, 2012, is included in our debt balances as summarized in the table above.

Inventory Financing Facility

Our inventory financing facility has a maximum borrowing capacity of $200,000,000 and matures on April 26, 2017. As of March 31, 2013 and December 31, 2012, $138,110,000 and $116,833,000, respectively, was included in accounts payable within our consolidated balance sheets related to our inventory financing facility.

4. Severance and Restructuring Activities

Severance Costs Expensed for 2013 Resource Actions

During the three months ended March 31, 2013, North America and EMEA recorded severance expense totaling $1,057,000 and $1,603,000, respectively, related to 2013 resource actions. The charges were associated with severance for the elimination of certain positions based on a re-alignment of roles and responsibilities.

The following table details the 2013 activity and the outstanding obligation related to the 2013 resource actions as of March 31, 2013 (in thousands):

	North America	EMEA	Consolidated
Severance costs	$1,057	$1,603	$2,660
Foreign currency translation adjustments	—	(16)	(16)
Cash payments	(154)	(31)	(185)

Balance at March 31, 2013	$903	$1,556	$2,459

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The remaining outstanding obligations are expected to be paid during the next 12 months and are therefore included in accrued expenses and other current liabilities.

Severance Costs Expensed for 2012 Resource Actions

During the year ended December 31, 2012, North America and EMEA recorded severance expense totaling $3,022,000 and $3,973,000, respectively, relating to 2012 restructuring actions. The charges were associated with severance for the elimination of certain positions based on a re-alignment of roles and responsibilities.

The following table details the 2013 activity and the outstanding obligation related to the 2012 resource actions as of March 31, 2013 (in thousands):

	North America	EMEA	Consolidated
Balance at December 31, 2012	$1,249	$1,391	$2,640
Foreign currency translation adjustments	—	(45)	(45)
Adjustments	—	72	72
Cash payments	(373)	(67)	(440)

Balance at March 31, 2013	$876	$1,351	$2,227

In EMEA, adjustments totaling $72,000 were recorded as an increase to severance and restructuring expense during the three months ended March 31, 2013 and an increase to the related severance accrual due to changes in estimates as cash payments were made. The remaining outstanding obligations are expected to be paid during the next 12 months and are therefore included in accrued expenses and other current liabilities.

5. Stock-Based Compensation

By operating segment, we recorded the following pre-tax amounts for stock-based compensation, net of estimated forfeitures, related to restricted stock units (“RSUs”) in selling and administrative expenses in our consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2013	2012
North America	$1,490	$1,565
EMEA	532	515
APAC	68	61

Total Consolidated	$2,090	$2,141

As of March 31, 2013, total compensation cost not yet recognized related to nonvested RSUs is $18,988,000, which is expected to be recognized over the next 1.49 years on a weighted-average basis.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table summarizes our RSU activity during the three months ended March 31, 2013:

	Number	Weighted Average Grant Date Fair Value	Fair Value
Nonvested at January 1, 2013	1,162,231	$17.66
Granted	472,268	20.50
Vested, including shares withheld to cover taxes	(477,680)	16.11	$9,656,445	(a)

Forfeited	(33,815)	20.27

Nonvested at March 31, 2013	1,123,004	19.44	$23,156,342	(b)

Expected to vest	1,206,874		$22,636,698	(b)

(a)

The fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

(b)

The aggregate fair value represents the total pre-tax fair value, based on our closing stock price of $20.62 as of March 28, 2013 (the last business day of the quarter), which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

During the three months ended March 31, 2013 and 2012, the RSUs that vested for teammates in the United States were net-share settled such that we withheld shares with value equivalent to the teammates’ minimum statutory United States tax obligations for the applicable income and other employment taxes and remitted the corresponding cash amount to the appropriate taxing authorities. The total shares withheld during the three months ended March 31, 2013 and 2012 of 139,589 and 140,684, respectively, were based on the value of the RSUs on their vesting date as determined by our closing stock price on such vesting date. For the three months ended March 31, 2013 and 2012, total payments for the employees’ tax obligations to the taxing authorities were $2,814,000 and $3,000,000, respectively, and are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the economic effect of repurchases of common stock as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent a repurchase of shares or an expense to us.

6. Income Taxes

Our effective tax rate for the three months ended March 31, 2013 and 2012 was 27.8% and 35.6%, respectively. For the three months ended March 31, 2013, our effective tax rate was lower than the United States federal statutory rate of 35.0% due primarily to the recognition of certain tax benefits related to the re-measurement or settlement of specific uncertain tax positions during the quarter and to lower taxes on earnings in foreign jurisdictions. For the three months ended March 31, 2012, our effective tax rate was slightly higher than the United States federal statutory rate of 35.0% due primarily to state income taxes, net of federal benefit and other non-deductible expenses, partially offset by lower taxes on earnings in foreign jurisdictions.

As of March 31, 2013 and December 31, 2012, we had approximately $5,272,000 and $7,201,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $494,000 and $488,000, respectively, related to accrued interest.

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

The following table summarizes our derivative financial instruments as of March 31, 2013 and December 31, 2012 (in thousands):

		March 31, 2013		December 31, 2012
	Balance Sheet Location	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$—	$—	$8	$—
Foreign exchange forward contracts	Accrued expenses and other current liabilities	—	—	—	25

Total derivatives not designated as hedging instruments		$—	$—	$8	$25

The following table summarizes the effect of our derivative financial instruments on our results of operations during the three months ended March 31, 2013 and 2012 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of (Gain) Loss Recognized in Earnings on Derivatives	Amount of (Gain) Loss Recognized in Earnings on Derivatives
		Three Months Ended	Three Months Ended
		March 31, 2013	March 31, 2012
Foreign exchange forward contracts	Net foreign currency exchange (gain) loss	$(401)	$448

Total		$(401)	$448

8. Fair Value Measurements

The following table summarizes the valuation of our financial instruments by the following three categories as of March 31, 2013 and December 31, 2012 (in thousands):

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

		March 31, 2013		December 31, 2012
Balance Sheet Classification		Foreign Exchange Derivatives	Non-qualified Deferred Compensation Plan Investments	Foreign Exchange Derivatives	Non-qualified Deferred Compensation Plan Investments
Other current assets	Level 1	$—	$1,259	$—	$1,240
	Level 2	—	—	8	—
	Level 3	—	—	—	—

		$—	$1,259	$8	$1,240

Accrued expenses and other current liabilities	Level 1	$—	$—	$—	$—
	Level 2	—	—	25	—
	Level 3	—	—	—	—

		$—	$—	$25	$—

9. Share Repurchase Program

On February 14, 2013, we announced that our Board of Directors had authorized the repurchase of up to $50,000,000 of our common stock. Any share repurchases may be made on the open market, through block trades, through 10b5-1 plans or otherwise. The amount of shares purchased and the timing of the purchases will be based on working capital requirements, general business conditions and other factors. We intend to retire the repurchased shares. During the three months ended March 31, 2013, we purchased in open market transactions 344,971 shares of our common stock at a total cost of approximately $6,856,000 (an average price of $19.88 per share). All shares repurchased through March 31, 2013 have been retired.

10. Commitments and Contingencies

Contractual

In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of March 31, 2013, we had approximately $21,557,000 of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse them.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Management believes that payments, if any, related to these indemnifications are not probable at March 31, 2013. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.

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

In August 2010, in connection with an investigation being conducted by the United States Department of Justice (the “DOJ”), our subsidiary, Calence, LLC, received a subpoena from the Office of the Inspector General of the Federal Communications Commission requesting documents and information related to the expenditure of funds under the E-Rate program, which provides schools and libraries with discounts to obtain affordable telecommunications and internet access and related hardware and software. We have completed our response to the subpoena. The basis of the investigation is a qui tam lawsuit filed in the United States District Court for the Southern District of Texas by a contractor who provided services to the former owners of Calence. The lawsuit, designated United States ex rel. Shupe v. Cisco Systems, Inc., Avnet, Inc. and Calence, LLC, was first filed in January 2010, and an amended complaint was filed in September 2012. The lawsuit was unsealed in June 2012, and an amended complaint was served in September 2012. The amended complaint alleges violations of the False Claims Act and seeks various remedies including treble damages and civil penalties. In connection with the unsealing of the complaint, the DOJ filed a notice with the court declining to intervene in the qui tam action at the time. However, that filing should not be viewed as a final assessment by the DOJ of the merits of this qui tam action. The Company disputes the plaintiff’s claims, intends to defend the lawsuit vigorously and has filed a motion to dismiss the amended complaint. Based on the limited information currently available, the Company is not able to estimate what the possible loss or range of loss might be, if any. The Company is pursuing its rights under the Calence acquisition agreements to indemnification for losses that may arise out of or result from this matter, including our fees and expenses for responding to the subpoena and defending the lawsuit. We have recovered a substantial portion of our fees to date and continue to pursue our indemnification claims.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Aside from the matter discussed above, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations or liquidity.

11. Segment Information

We operate in three reportable geographic operating segments: North America; EMEA; and APAC. Currently, our offerings in North America and select countries in EMEA include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and select software-related services. Net sales by product or service type for North America, EMEA and APAC were as follows for the three months ended March 31, 2013 and 2012 (in thousands):

	North America		EMEA		APAC
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
Sales Mix	2013	2012	2013	2012	2013	2012
Hardware	$471,066	$534,144	$141,676	$147,806	$834	$1,225
Software	222,371	268,305	236,390	194,311	45,190	36,236
Services	53,567	53,878	8,845	6,717	1,683	1,560

	$747,004	$856,327	$386,911	$348,834	$47,707	$39,021

All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments and on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded 10% of consolidated net sales for the three months ended March 31, 2013.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The tables below present information about our reportable operating segments as of and for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31, 2013
	North America	EMEA	APAC	Consolidated
Net sales	$747,004	$386,911	$47,707	$1,181,622
Costs of goods sold	644,477	338,301	40,707	1,023,485

Gross profit	102,527	48,610	7,000	158,137
Operating expenses:
Selling and administrative expenses	89,196	45,756	6,036	140,988
Severance and restructuring expenses	1,057	1,675	—	2,732

Earnings from operations	$12,274	$1,179	$964	$14,417

Total assets at period end	$1,511,362	$526,602	$108,171	$2,146,135	*

*	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $425,035,000.

	Three Months Ended March 31, 2012
	North America	EMEA	APAC	Consolidated
Net sales	$856,327	$348,834	$39,021	$1,244,182
Costs of goods sold	742,691	298,420	32,699	1,073,810

Gross profit	113,636	50,414	6,322	170,372
Operating expenses:
Selling and administrative expenses	91,984	45,392	6,018	143,394
Severance and restructuring expenses	489	885	—	1,374

Earnings from operations	$21,163	$4,137	$304	$25,604

Total assets at period end	$1,493,061	$482,644	$93,289	$2,068,994	**

**	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $318,290,000.

We recorded the following pre-tax amounts, by operating segment, for depreciation and amortization, in the accompanying consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2013	2012
North America	$8,160	$8,085
EMEA	2,057	1,882
APAC	237	215

Total	$10,454	$10,182

12. Acquisition

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

Consolidated net sales decreased 5% to $1.2 billion in the three months ended March 31, 2013, a decrease of $62.6 million compared to the three months ended March 31, 2012. Consolidated gross profit declined 7% year to year to $158.1 million, with gross margin declining 30 basis points year to year to 13.4%. These first quarter results were primarily driven by (1) lower revenues in North America, and (2) a decrease in gross margin of approximately 190 basis points in EMEA. Our first quarter financial results were weaker than expected as we continued to experience lower volume in the large enterprise space in North America, which significantly impacted our financial performance during the quarter. While EMEA grew top line revenue, gross margin declined due to changes in client sales mix and the mix of hardware, software and services net sales in the quarter. The decrease in gross profit more than offset a year to year decrease in selling and administrative expenses of 2%, resulting in a 44% decline in earnings from operations during the first quarter of 2013 compared to the first quarter of 2012. On a consolidated basis, we reported earnings from operations of $14.4 million, net earnings of $9.1 million and diluted earnings per share of $0.20 for the first quarter of 2013. This compares to earnings from operations of $25.6 million, net earnings of $17.4 million and diluted earnings per share of $0.39 for the first quarter of 2012.

Our consolidated results of operations for the first quarter of 2013 include $2.7 million, $1.9 million net of tax, of severance expense, compared to $1.4 million, $921,000 net of tax, recorded during the first quarter of 2012.

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

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). For a summary of significant accounting policies, see Note 1 to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results, however, may differ from estimates we have made. Members of our senior management have discussed the critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

There have been no changes to the items disclosed as critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

The following table sets forth for the periods presented certain financial data as a percentage of net sales for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Net sales	100.0%	100.0%
Costs of goods sold	86.6	86.3

Gross profit	13.4	13.7
Selling and administrative expenses	11.9	11.5
Severance and restructuring expenses	0.3	0.1

Earnings from operations	1.2	2.1
Non-operating expense (income), net	0.1	(0.1)

Earnings before income taxes	1.1	2.2
Income tax expense	0.3	0.8

Net earnings	0.8%	1.4%

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

Throughout this “Results of Operations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we refer to changes in net sales, gross profit and selling and administrative expenses in EMEA and APAC excluding the effects of foreign currency movements. In computing these change amounts and percentages, we compare the current period amount as translated into U.S. dollars under the applicable accounting standards to the prior period amount in local currency translated into U.S. dollars utilizing the average translation rate for the current period.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Net Sales. Net sales for the three months ended March 31, 2013 decreased 5% compared to the three months ended March 31, 2012. Our net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended March 31,		%
	2013	2012	Change
North America	$747,004	$856,327	(13%)
EMEA	386,911	348,834	11%
APAC	47,707	39,021	22%

Consolidated	$1,181,622	$1,244,182	(5%)

Net sales in North America decreased 13%, or $109.3 million, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Net sales of hardware, software and services decreased 12%, 17%, and 1%, respectively, from the prior year period. Hardware and software sales comparisons reflect a lower volume of sales, primarily to large enterprise clients, during the current quarter. Additionally, we saw a higher mix of software maintenance sales this year compared to last year, which were recorded net of related costs within the net sales line item in our financial statements.

Net sales in EMEA increased 11%, or $38.1 million, in U.S. dollars, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Excluding the effects of foreign currency movements, net sales increased 12% compared to the first quarter of last year. Net sales of software and services increased 22% and 32%, respectively, year over year, while net sales of hardware declined 4% year to year, all in U.S. dollars. Excluding the effects of foreign currency movements, software and services net sales increased 22% and 33%, respectively, while net sales of hardware declined 3% compared to the first quarter of 2012. The decrease in hardware net sales was due primarily to reduced volume in sales to mid-market clients. The increase in software net sales was due primarily to higher volume with existing clients, primarily large enterprise clients. The increase in net sales of services was due primarily to higher volume and new client engagements.

Net sales in APAC increased 22%, or $8.7 million, in U.S. dollars, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. Excluding the effects of foreign currency movements, net sales increased 24% compared to the first quarter of last year. The increase primarily resulted from higher volume with new and existing clients and a higher percentage of software sales being recognized on a gross basis in the first quarter of 2013 compared to the first quarter of 2012.

Currently, our offerings in North America and select countries in EMEA include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and select software-related services.

The percentage of net sales by category for North America, EMEA and APAC were as follows for the three months ended March 31, 2013 and 2012:

	North America		EMEA		APAC
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
Sales Mix	2013	2012	2013	2012	2013	2012
Hardware	63%	63%	37%	42%	2%	3%
Software	30%	31%	61%	56%	95%	93%
Services	7%	6%	2%	2%	3%	4%

	100%	100%	100%	100%	100%	100%

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Gross Profit. Gross profit for the three months ended March 31, 2013 decreased 7% compared to the three months ended March 31, 2012, with gross margin decreasing 30 basis points to 13.4% for the three months ended March 31, 2013 compared to 13.7% for the three months ended March 31, 2012. Our gross profit and gross profit as a percentage of net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended March 31,
	2013	% of Net Sales	2012	% of Net Sales
North America	$102,527	13.7%	$113,636	13.3%
EMEA	48,610	12.6%	50,414	14.5%
APAC	7,000	14.7%	6,322	16.2%

Consolidated	$158,137	13.4%	$170,372	13.7%

North America’s gross profit for the three months ended March 31, 2013 decreased 10% compared to the three months ended March 31, 2012. As a percentage of net sales, gross margin increased to 13.7% from 13.3% year over year, due primarily to a 36 basis point increase in margin from a higher mix of agency fees for enterprise software agreements and a 29 basis point improvement in margin generated by services due to a higher mix of services sales in the three months ended March 31, 2013, which are generally transacted at higher gross margins. These increases in gross margin were partially offset by a 23 basis point decrease in product margin, which includes vendor funding and freight, due to lower sales volume of hardware products year to year.

EMEA’s gross profit decreased 4% in U.S. dollars for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Excluding the effects of foreign currency movements, gross profit was down 3% compared to the first quarter of last year. As a percentage of net sales, gross margin decreased approximately 190 basis points to 12.6% from 14.5% year to year, due primarily to a decrease in product margin, which includes vendor funding and freight, of 180 basis points, primarily driven by changes in client sales mix, including a decline in hardware sales to mid-market clients, and a reduction in partner funding as a result of program changes year to year. Additionally, gross margin was negatively affected by 9 basis points as a result of a lower mix of agency fees for enterprise software agreements, which also resulted from a reduction in partner funding based on program changes year to year.

APAC’s gross profit increased 11% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Excluding the effects of foreign currency movements, gross profit increased 12% compared to the first quarter of last year. As a percentage of net sales, gross margin decreased to 14.7% from 16.2% year to year, due primarily to a higher percentage of software sales being recognized on a gross basis in the first quarter of 2013 compared to the first quarter of 2012.

Operating Expenses.

Selling and Administrative Expenses. Selling and administrative expenses decreased $2.4 million, or 2%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Our selling and administrative expenses as a percent of net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended March 31,
	2013	% of Net Sales	2012	% of Net Sales
North America	$89,196	11.9%	$91,984	10.7%
EMEA	45,756	11.8%	45,392	13.0%
APAC	6,036	12.7%	6,018	15.4%

Consolidated	$140,988	11.9%	$143,394	11.5%

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

North America’s selling and administrative expenses decreased 3%, or $2.8 million, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 and, as a percentage of net sales, increased 120 basis points to 11.9%. The decrease in selling and administrative expenses is primarily due to a decline in variable compensation as a result of the decline in net sales and gross profit year to year. Although we continued our focus on controlling selling and administrative expenses, fixed selling and administrative costs increased as a percentage of net sales in North America during the three months ended March 31, 2013 due to the decrease in net sales.

EMEA’s selling and administrative expenses remained relatively flat, increasing $364,000 for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 and decreased approximately 120 basis points year to year as a percent of net sales to 11.8%. Excluding the effects of foreign currency movements, selling and administrative expenses increased 1% compared to the first quarter of last year. The year over year increase was primarily driven by increases in salaries and benefits due to the addition of Inmac teammates for an additional month in the first quarter of 2013 compared to the prior year period, offset partially by the benefits of cost reduction initiatives implemented in late 2012.

APAC’s selling and administrative expenses remained flat at $6.0 million for both the three months ended March 31, 2013 and 2012, decreasing year to year as a percent of net sales by approximately 270 basis points to 12.7%. The decrease as a percentage of net sales year to year was primarily driven by current period top line revenue growth.

Severance and Restructuring Expenses. During the three months ended March 31, 2013, North America and EMEA recorded severance expense, net of adjustments, of approximately $1.1 million and $1.7 million, respectively, related to certain restructuring activities. The charges were related to the elimination of certain positions as part of a re-alignment of roles and responsibilities. Comparatively, during the three months ended March 31, 2012, North America and EMEA recorded severance expense, net of adjustments, of $489,000 and $885,000, respectively.

Non-Operating (Income) Expense.

Interest Income. Interest income for the three months ended March 31, 2013 and 2012 was generated through cash equivalent short-term investments. The decrease in interest income year to year is primarily due to lower average invested cash balances during the three months ended March 31, 2013.

Interest Expense. Interest expense for the three months ended March 31, 2013 and 2012 primarily relates to borrowings under our financing facilities and capital lease obligation and imputed interest under our inventory financing facility. Interest expense for the three months ended March 31, 2013 increased 4%, or $60,000, compared to the three months ended March 31, 2012. The increase was due primarily to lower capitalized interest on internally developed software year to year as our IT system upgrade projects are nearing completion. Imputed interest under our inventory financing facility was $602,000 for the three months ended March 31, 2013, compared to $437,000 for the three months ended March 31, 2012, due to higher average balances and higher interest rates. For a description of our various financing facilities, see Note 3 to our Consolidated Financial Statements in Part I, Item 1 of this report.

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

Income Tax Expense. Our effective tax rate for the three months ended March 31, 2013 was 27.8% compared to 35.6% for the three months ended March 31, 2012. Our effective tax rate declined year to year due to the relative effects of discrete items recognized in each period. The effective tax rate for the three months ended March 31, 2013 included the recognition of certain tax benefits related to the re-measurement or settlement of specific uncertain tax positions during the quarter, which decreased the current year rate.

Liquidity and Capital Resources

The following table sets forth certain consolidated cash flow information for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash provided by (used in) operating activities	$16,283	$(20,440)
Net cash used in investing activities	(5,670)	(11,654)
Net cash (used in) provided by financing activities	(6,933)	32,345
Foreign currency exchange effect on cash flows	(3,473)	4,022

Increase in cash and cash equivalents	207	4,273
Cash and cash equivalents at beginning of period	152,119	128,336

Cash and cash equivalents at end of period	$152,326	$132,609

Cash and Cash Flow

Our primary uses of cash during the three months ended March 31, 2013 were to fund working capital requirements, capital expenditures and repurchases of our common stock. Operating activities in the three months ended March 31, 2013 provided $16.3 million in cash, compared to using $20.4 million during the three months ended March 31, 2012, as the decrease in sales during the three months ended March 31, 2013 resulted in a lower use of working capital during the current year period. We had net combined repayments on our long-term debt under our senior revolving credit facility and our accounts receivable securitization financing facility of $19.0 million and net borrowings under our inventory financing facility of $21.3 million during the three months ended March 31, 2013. Capital expenditures were $5.7 million for the three months ended March 31, 2013, a 28% decrease from the three months ended March 31, 2012, as our IT system upgrade projects are nearing completion. Cash flows for the three months ended March 31, 2013 were negatively affected by $3.5 million as a result of foreign currency exchange rates, whereas cash flows benefited $4.0 million in the three months ended March 31, 2012 from foreign currency exchange rates.

Net cash provided by (used in) operating activities. Cash flow from operations for the three months ended March 31, 2013 and 2012 reflect our net earnings, adjusted for non-cash items such as depreciation, amortization, stock-based compensation expense, gain on bargain purchase and write-offs and write-downs of assets, as well as changes in accounts receivable, accounts payable and other current assets. In both periods, the decreases in accounts receivable and accounts payable can be primarily attributed to the seasonal decrease in net sales, resulting in lower accounts receivable and accounts payable balances as of March 31, compared to December 31. For the 2013 period, the increase in other current assets can be primarily attributed to an overpayment of income taxes resulting in a receivable balance at March 31, 2013 and to the timing of the payment of certain prepaid expenses. For the 2012 period, the decreases in accrued expenses and other liabilities was primarily attributed to decreases in sales taxes payable and accrued payroll as of March 31, compared to December 31, due to the timing of related payments.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Our consolidated cash flow operating metrics for the quarters ended March 31, 2013 and 2012 were as follows:

	2013	2012
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	82	80
Days inventory outstanding (“DIOs”) (b)	9	10
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(66)	(64)

Cash conversion cycle (days) (d)	25	26

(a)	Calculated as the balance of accounts receivable, net at the end of the period divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 90 days in 2013 and 91 days in 2012.
(b)	Calculated as average inventories divided by daily costs of goods sold. Average inventories is calculated as the sum of the balances of inventories at the beginning of the quarter plus inventories at the end of the quarter divided by two. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 90 days in 2013 and 91 days in 2012.
(c)	Calculated as the balances of accounts payable, which includes the inventory financing facility, at the end of the period divided by daily costs of goods sold. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 90 days in 2013 and 91 days in 2012.
(d)	Calculated as DSOs plus DIOs, less DPOs.

Our cash conversion cycle was 25 days in the quarter ended March 31, 2013 compared to 26 days in the quarter ended March 31, 2012. The year over year increase in DSOs was offset by an increase in DPOs period to period. The decrease in our cash conversion cycle was primarily attributable to the 1 day decrease in DIOs resulting from improvements in inventory management.

We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms granted to our clients in order to take advantage of supplier discounts. We intend to use cash generated in the remainder of 2013 in excess of working capital needs to pay down our outstanding debt balances, repurchase shares of our common stock and support our capital expenditures for the year. We also intend to use cash to fund potential acquisitions to add select capabilities.

Net cash used in investing activities. Capital expenditures of $5.7 million and $7.8 million for the three months ended March 31, 2013 and 2012, respectively, were primarily related to investments in our IT systems. We expect capital expenditures for the full year 2013 to be between $18.0 million and $22.0 million, primarily for the integration of our IT systems in APAC onto the same platform as our North America operations, continuation of our IT systems upgrade in additional countries in our EMEA segment and other facility and technology related upgrade projects.

During the three months ended March 31, 2012, we acquired Inmac for $3.8 million, net of cash acquired.

Net cash (used in) provided by financing activities. During the three months ended March 31, 2013, we had net combined repayments on our long-term debt under our senior revolving credit facility and ABS facility that decreased our outstanding debt balance by $19.0 million, and we had net borrowings of $21.3 million under our inventory financing facility during the period. During the three months ended March 31, 2012, we had net borrowings on our senior revolving credit facility that increased our outstanding debt balance by $23.5 million, and we had net borrowings of $9.3 million under our inventory financing facility during the quarter. During the three months ended March 31, 2013, we also repurchased $6.9 million of our common stock in open market transactions. These repurchases were part of a program approved by our Board of Directors in February 2013. All shares repurchased were immediately retired.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our revolving facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization and (iv) non-cash stock-based compensation (“adjusted earnings”). The maximum leverage ratio permitted under the agreements is 2.75 times trailing twelve-month adjusted earnings. We anticipate that we will be in compliance with our maximum leverage ratio requirements over the next four quarters. However, a significant drop in the Company’s adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below the Company’s consolidated maximum debt capacity. Based on the Company’s maximum leverage ratio as of March 31, 2013, the Company’s debt balance that could have been outstanding under our senior revolving facility and our ABS facility was reduced from the maximum borrowing capacity of $550.0 million to $506.9 million, of which $61.0 million was outstanding at March 31, 2013. Our debt balance as of March 31, 2013 was $61.3 million, including our capital lease obligation for certain IT equipment. As of March 31, 2013, the current portion of our long-term debt relates solely to our capital lease obligation.

We anticipate that cash flows from operations, together with the funds available under our financing facilities, will be adequate to support our presently anticipated cash and working capital requirements for operations as well as other strategic investments over the next 12 months.

Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the U.S. We do not provide for U.S. income taxes on the undistributed earnings of those of our foreign subsidiaries where earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. As of March 31, 2013, we had approximately $144.1 million in cash and cash equivalents in certain of our foreign subsidiaries where we consider undistributed earnings of these foreign subsidiaries to be permanently reinvested. As of March 31, 2013, the majority of our foreign cash resides in Canada, Australia, the United Kingdom and the Netherlands. Certain of these cash balances could and will be remitted to the U.S. by paying down intercompany payables generated in the ordinary course of business. This repayment would not change our policy to indefinitely reinvest earnings of our foreign subsidiaries. We intend to use undistributed earnings for general business purposes in the foreign jurisdictions as well as to fund our IT systems, potential small acquisitions and various facility upgrades.

Off-Balance Sheet Arrangements

We have entered into off-balance sheet arrangements, which include indemnifications. The indemnifications are discussed in Note 10 to our Consolidated Financial Statements in Part I, Item 1 of this report. We believe that none of our off-balance sheet arrangements have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recently Issued Accounting Pronouncements

The information contained in Note 1 to our Consolidated Financial Statements in Part I, Item 1 of this report concerning a description of recently issued accounting pronouncements which affect or may affect our financial statements, including our expected dates of adopting and the estimated effects on our results of operations and financial condition, is incorporated by reference herein.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Contractual Obligations

There have been no material changes in our reported contractual obligations, as described under “Contractual Obligations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

INSIGHT ENTERPRISES, INC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Other than the change in our open foreign currency forward contracts reflected below, there have been no material changes in our reported market risks, as described in “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012.

As of March 31, 2013, we had no open foreign currency forward contracts.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and determined that as of March 31, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

We currently have two significant IT systems projects that are in various phases of planning or implementation, one to integrate our IT systems in North America onto a single platform and one to convert all countries in our EMEA operations onto a separate, single platform. We believe these upgraded IT systems will support the growth of the Company and our strategic initiatives. During the first quarter of 2013, we continued to deploy the new system in EMEA, most recently at our former Inmac locations in the Netherlands and Germany. We also continued to integrate our software business onto the North America system. Additionally we began planning and development work to integrate our APAC business onto the same platform used in North America, which we now plan to deploy in APAC in 2014.

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

There was no other change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

INSIGHT ENTERPRISES, INC.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended March 31, 2013.

We have never paid a cash dividend on our common stock, and our senior revolving credit facility contains restrictions on the payment of cash dividends. We currently intend to reinvest all of our earnings into our business and do not intend to pay any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2013 through January 31, 2013	—	$—	—	$—
February 1, 2013 through February 28, 2013	—	—	—	50,000,000
March 1, 2013 through March 31, 2013	344,971	19.875	344,971	43,144,000

Total	344,971	$19.875	344,971

On February 14, 2013, we announced that our Board of Directors had authorized the repurchase of up to $50,000,000 of our common stock. There is no stated expiration date for our current share repurchase plan. Any share repurchases may be made on the open market, through block trades, through 10b5-1 plans or otherwise. The amount of shares purchased and the timing of the purchases will be based on working capital requirements, general business conditions and other factors. We intend to retire the repurchased shares. All shares repurchased through March 31, 2013 have been retired.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

INSIGHT ENTERPRISES, INC.

Item 6.	Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith

3.1	Composite Certificate of Incorporation of Insight Enterprises, Inc.	10-K	000-25092	3.1	February 17, 2006

3.2	Amended and Restated Bylaws of Insight Enterprises, Inc.	8-K	000-25092	3.1	January 14, 2008

4.1	Specimen Common Stock Certificate	S-1	33-86142	4.1	January 24, 1995

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14					X

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	Interactive data files pursuant to Rule 405 of Regulation S-T(1)					X

(1)

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

Date: May 1, 2013	INSIGHT ENTERPRISES, INC.

	By:	/s/ Kenneth T. Lamneck
Kenneth T. Lamneck
President and Chief Executive Officer
(Duly Authorized Officer)

	By:	/s/ Glynis A. Bryan
Glynis A. Bryan
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Dana A. Leighty
Dana A. Leighty
Vice President, Finance
(Principal Accounting Officer)