Form 10-Q
period 2013-06-30
INSIGHT ENTERPRISES INC
filed 2013-08-09
CIK 932696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

(480) 333-3000

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

The number of shares outstanding of the issuer’s common stock as of July 31, 2013 was 42,331,932.

INSIGHT ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q

Three Months Ended June 30, 2013

INSIGHT ENTERPRISES, INC.

FORWARD-LOOKING INFORMATION

Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect net sales, gross profit, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows, working capital needs, cash needs and the sufficiency of our capital resources; the effect of changes to our largest software partner’s channel incentive program on our results of operations; details of our business strategy and our strategic initiatives, including projections of capital expenditures; our intentions concerning the payment of dividends; our acquisition strategy; plans, anticipated benefits and timing relating to our IT system upgrade and integration; projections of compliance with our debt covenants; the effect of new accounting principles or changes in accounting principles; the effect of indemnification obligations and other off-balance sheet arrangements; projections about the outcome of ongoing tax audits; statements related to accounting estimates, including estimated stock-based compensation recognition timing and award forfeitures, the timing of the payment of restructuring obligations, the recognition of unrecognized tax benefits and the resolution of uncertain tax positions; our intention to use cash in excess of working capital needs to pay down debt, repurchase our common stock, fund acquisitions and support capital expenditures; our intention to reinvest undistributed earnings of foreign subsidiaries outside the United States and the anticipated character of those investments; our expectations regarding seasonality; the sufficiency of our provisions for litigation losses and our strategies with respect to ongoing and threatened litigation, including those matters identified in “Legal Proceedings” in Part II, Item 1 of this report; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that the results described in the forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$142,165	$152,119
Accounts receivable, net of allowance for doubtful accounts of $20,122 and $18,905, respectively	1,318,967	1,371,356
Inventories	125,705	100,896
Inventories not available for sale	25,847	31,249
Deferred income taxes	16,070	16,387
Other current assets	50,389	29,543

Total current assets	1,679,143	1,701,550
Property and equipment, net of accumulated depreciation of $232,458 and $226,684, respectively	136,992	143,513
Goodwill	26,257	26,257
Intangible assets, net of accumulated amortization of $71,905 and $67,092, respectively	41,067	47,405
Deferred income taxes	60,547	64,013
Other assets	23,229	18,765

	$1,967,235	$2,001,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,016,519	$982,611
Accrued expenses and other current liabilities	149,856	158,621
Current portion of long-term debt	86	602
Deferred revenue	32,928	40,287

Total current liabilities	1,199,389	1,182,121
Long-term debt	53,000	80,000
Deferred income taxes	1,527	2,312
Other liabilities	34,992	31,779

	1,288,908	1,296,212

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 42,331 shares at June 30, 2013 and 44,594 shares at December 31, 2012 issued and outstanding	423	446
Additional paid-in capital	348,999	369,300
Retained earnings	323,270	315,888
Accumulated other comprehensive income – foreign currency translation adjustments	5,635	19,657

Total stockholders’ equity	678,327	705,291

	$1,967,235	$2,001,503

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$1,416,547	$1,529,175	$2,598,169	$2,773,357
Costs of goods sold	1,225,620	1,327,889	2,249,105	2,401,699

Gross profit	190,927	201,286	349,064	371,658
Operating expenses:
Selling and administrative expenses	143,158	143,601	284,146	286,995
Severance and restructuring expenses	3,171	2,377	5,903	3,751

Earnings from operations	44,598	55,308	59,015	80,912
Non-operating (income) expense:
Interest income	(337)	(288)	(649)	(639)
Interest expense	1,556	1,490	3,174	3,048
Gain on bargain purchase	—	—	—	(2,022)
Net foreign currency exchange gain	(886)	(470)	(725)	(1,298)
Other expense, net	342	389	716	633

Earnings before income taxes	43,923	54,187	56,499	81,190
Income tax expense	17,410	18,937	20,910	28,548

Net earnings	$26,513	$35,250	$35,589	$52,642

Net earnings per share:
Basic	$0.62	$0.79	$0.81	$1.19

Diluted	$0.62	$0.79	$0.81	$1.18

Shares used in per share calculations:
Basic	42,862	44,420	43,766	44,285

Diluted	43,024	44,708	44,044	44,731

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net earnings	$26,513	$35,250	$35,589	$52,642
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5,710)	(6,665)	(14,022)	(429)

Total comprehensive income	$20,803	$28,585	$21,567	$52,213

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net earnings	$35,589	$52,642
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	20,870	20,497
Provision for losses on accounts receivable	2,489	2,159
Write-downs of inventories	2,502	2,035
Write-off of property and equipment	51	34
Non-cash stock-based compensation	3,595	4,449
Gain on bargain purchase	—	(2,022)
Excess tax benefit from employee gains on stock-based compensation	(757)	(1,939)
Deferred income taxes	2,995	4,334
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	25,499	(142,125)
(Increase) decrease in inventories	(22,913)	1,916
Increase in other current assets	(21,607)	(5,100)
(Increase) decrease in other assets	(4,469)	2,529
Increase in accounts payable	52,458	84,383
Decrease in deferred revenue	(8,387)	(8,333)
Decrease in accrued expenses and other liabilities	(165)	(4,293)

Net cash provided by operating activities	87,750	11,166

Cash flows from investing activities:
Acquisition, net of cash acquired	—	(3,831)
Purchases of property and equipment	(10,529)	(15,943)

Net cash used in investing activities	(10,529)	(19,774)

Cash flows from financing activities:
Borrowings on senior revolving credit facility	541,035	520,603
Repayments on senior revolving credit facility	(571,035)	(635,603)
Borrowings on accounts receivable securitization financing facility	434,000	355,000
Repayments on accounts receivable securitization financing facility	(431,000)	(235,000)
Payments on capital lease obligation	(516)	(507)
Net borrowings under inventory financing facility	362	6,465
Payment of deferred financing fees	—	(2,554)
Proceeds from sales of common stock under employee stock plans	—	889
Excess tax benefit from employee gains on stock-based compensation	757	1,939
Payment of payroll taxes on stock-based compensation through shares withheld	(2,729)	(3,027)
Repurchases of common stock	(50,000)	—

Net cash (used in) provided by financing activities	(79,126)	8,205

Foreign currency exchange effect on cash flows	(8,049)	1,080

(Decrease) increase in cash and cash equivalents	(9,954)	677
Cash and cash equivalents at beginning of period	152,119	128,336

Cash and cash equivalents at end of period	$142,165	$129,013

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2013, our results of operations for the three and six months ended June 30, 2013 and 2012 and our cash flows for the six months ended June 30, 2013 and 2012. The consolidated balance sheet as of December 31, 2012 was derived from the audited consolidated balance sheet at such date. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).

The results of operations for interim periods are not necessarily indicative of results for the full year, due in part to the seasonal nature of the business. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the related notes thereto, in our Annual Report on Form 10-K for the year ended December 31, 2012.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Additionally, these estimates and assumptions affect the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, we evaluate our estimates, including those related to sales recognition, anticipated achievement levels under partner funding programs, assumptions related to stock-based compensation valuation, allowances for doubtful accounts, valuation of inventories, loss contingencies, valuation allowances for deferred tax assets and impairment of long-lived assets, including purchased intangibles and goodwill, if indicators of potential impairment exist.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net earnings	$26,513	$35,250	$35,589	$52,642

Denominator:
Weighted average shares used to compute basic EPS	42,862	44,420	43,766	44,285
Dilutive potential common shares due to dilutive options and restricted stock units, net of tax effect	162	288	278	446

Weighted average shares used to compute diluted EPS	43,024	44,708	44,044	44,731

Net earnings per share:
Basic	$0.62	$0.79	$0.81	$1.19

Diluted	$0.62	$0.79	$0.81	$1.18

For the three months ended June 30, 2013 and 2012, 520,000 and 429,000, respectively, of our restricted stock units were not included in the diluted EPS calculations because their inclusion would have been anti-dilutive. For the six months ended June 30, 2013 and 2012, the excluded restricted stock units were 352,000 and 310,000, respectively. For the three and six months ended June 30, 2012, 150,000 and 75,000, respectively, of weighted average outstanding stock options were also not included in the diluted EPS calculation because the exercise prices of these options were greater than the average market price of our common stock during the respective periods. No options were outstanding during the 2013 periods.

3.	Debt, Capital Lease Obligation and Inventory Financing Facility

Debt

Our long-term debt consists of the following (in thousands):

	June 30, 2013	December 31, 2012
Senior revolving credit facility	$3,000	$33,000
Accounts receivable securitization financing facility	50,000	47,000
Capital lease obligation	86	602

Total	53,086	80,602
Less: current portion of obligation under capital lease	(86)	(602)
Less: current portion of revolving credit facilities	—	—

Long-term debt	$53,000	$80,000

Our senior revolving credit facility has a maximum borrowing capacity of $350,000,000. The senior revolving credit facility matures April 26, 2017 and is guaranteed by the Company’s material domestic subsidiaries and is secured by a lien on substantially all of the Company’s and each guarantor’s assets. The balance of $3,000,000 outstanding at June 30, 2013 was borrowed under the prime rate option at 3.25% per annum. As of June 30, 2013, $347,000,000 was available under the senior revolving credit facility.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Our accounts receivable securitization financing facility (the “ABS facility”) has a maximum borrowing capacity of $200,000,000 and matures on April 24, 2015. While the ABS facility has a stated maximum amount, the actual availability under the ABS facility is limited by the quantity and quality of the underlying accounts receivable. Under the ABS facility, the floating interest rate applicable at June 30, 2013 was 1.10% per annum. As of June 30, 2013, qualified receivables were sufficient to permit access to the full $200,000,000 facility amount, of which $50,000,000 was outstanding.

Our senior revolving credit facility and ABS facility contain various covenants customary for transactions of this type, including limitations on the payment of dividends and the requirement that we comply with minimum fixed charge and minimum asset coverage ratio levels. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified period of time. At June 30, 2013, we were in compliance with all such covenants.

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our senior revolving credit facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization and (iv) non-cash stock-based compensation (“adjusted earnings”). The maximum leverage ratio permitted under the amended agreements is 2.75 times trailing twelve-month adjusted earnings. A significant drop in the Company’s adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below the Company’s consolidated maximum debt capacity. Based on the Company’s maximum leverage ratio as of June 30, 2013, the Company’s consolidated debt balance that could have been outstanding under our senior revolving credit facility and our ABS facility was reduced from the maximum borrowing capacity of $550,000,000 to $476,426,000, of which $53,000,000 was outstanding at June 30, 2013.

Capital Lease Obligation

The present value of minimum lease payments under our capital lease, which is a current obligation as of June 30, 2013 and December 31, 2012, is included in our debt balances as summarized in the table above.

Inventory Financing Facility

Our inventory financing facility has a maximum borrowing capacity of $200,000,000 and matures on April 26, 2017. As of June 30, 2013 and December 31, 2012, $117,195,000 and $116,833,000, respectively, was included in accounts payable within our consolidated balance sheets related to our inventory financing facility.

4.	Severance and Restructuring Activities

Severance Costs Expensed for 2013 Resource Actions

During the three months ended June 30, 2013, North America and EMEA recorded severance expense totaling $1,028,000 and $2,467,000, respectively, and during the six months ended June 30, 2013, North America and EMEA recorded severance expense totaling $2,085,000 and $4,070,000, respectively, related to 2013 resource actions. The charges were associated with severance for the elimination of certain positions based on a re-alignment of roles and responsibilities.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table details the 2013 activity and the outstanding obligation related to the 2013 resource actions as of June 30, 2013 (in thousands):

	North America	EMEA	Consolidated
Severance costs	$2,085	$4,070	$6,155
Foreign currency translation adjustments	—	(27)	(27)
Cash payments	(1,113)	(511)	(1,624)

Balance at June 30, 2013	$972	$3,532	$4,504

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

The following table details the 2013 activity and the outstanding obligation related to the 2012 resource actions as of June 30, 2013 (in thousands):

	North America	EMEA	Consolidated
Balance at December 31, 2012	$1,249	$1,391	$2,640
Foreign currency translation adjustments	—	(17)	(17)
Adjustments	(61)	(191)	(252)
Cash payments	(588)	(424)	(1,012)

Balance at June 30, 2013	$600	$759	$1,359

In North America and EMEA, the adjustments were recorded as decreases to severance and restructuring expense and the related severance accrual during the six months ended June 30, 2013 due to changes in estimates as cash payments were made. The $191,000 adjustment in EMEA was net of a $72,000 increase to severance and restructuring expense and the related severance accrual during the first quarter of 2013. The remaining outstanding obligations are expected to be paid during the next 12 months and are therefore included in accrued expenses and other current liabilities.

5.	Stock-Based Compensation

By operating segment, we recorded the following pre-tax amounts for stock-based compensation, net of estimated forfeitures, related to restricted stock units (“RSUs”) in selling and administrative expenses in our consolidated financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
North America	$1,085	$1,699	$2,575	$3,264
EMEA	366	542	898	1,057
APAC	54	67	122	128

Total Consolidated	$1,505	$2,308	$3,595	$4,449

As of June 30, 2013, total compensation cost not yet recognized related to nonvested RSUs is $14,513,000, which is expected to be recognized over the next 1.47 years on a weighted-average basis.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table summarizes our RSU activity during the six months ended June 30, 2013:

	Number	Weighted Average Grant Date Fair Value	Fair Value
Nonvested at January 1, 2013	1,162,231	$17.66
Granted(a)	535,047	20.38
Vested, including shares withheld to cover taxes	(519,725)	16.14	$10,447,710	(b)

Forfeited	(56,718)	20.41

Nonvested at June 30, 2013(a)	1,120,835	19.53	$19,883,613	(c)

Expected to vest	845,455		$14,998,372	(c)

(a)

Includes 158,942 RSUs subject to remaining performance conditions. The number of RSUs ultimately awarded under the performance-based RSUs varies based on whether we achieve certain financial results for 2013.

(b)

The fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

(c)

The aggregate fair value represents the total pre-tax fair value, based on our closing stock price of $17.74 as of June 28, 2013 (the last business day of the quarter), which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

During the six months ended June 30, 2013 and 2012, the RSUs that vested for teammates in the United States were net-share settled such that we withheld shares with value equivalent to the teammates’ minimum statutory United States tax obligations for the applicable income and other employment taxes and remitted the corresponding cash amount to the appropriate taxing authorities. The total shares withheld during the six months ended June 30, 2013 and 2012 of 135,400 and 142,392, respectively, were based on the value of the RSUs on their vesting date as determined by our closing stock price on such vesting date. For the six months ended June 30, 2013 and 2012, total payments for the employees’ tax obligations to the taxing authorities were $2,729,000 and $3,027,000, respectively, and are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the economic effect of repurchases of common stock as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent a repurchase of shares or an expense to us.

6.	Income Taxes

Our effective tax rate for the three and six months ended June 30, 2013 was 39.6% and 37.0%, respectively. For the three and six months ended June 30, 2013, our effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to an increase in the valuation allowance for deferred tax assets related to certain foreign operating losses and foreign tax credits and to state income taxes, net of federal benefit. These increases in the effective rate were partially offset by the effect of lower taxes on earnings in foreign jurisdictions. The six month rate was lower than the rate for the second quarter due to the recognition of certain tax benefits related to the re-measurement or settlement of specific uncertain tax positions during the first quarter of 2013.

Our effective tax rate for the three and six months ended June 30, 2012 was 34.9% and 35.2%, respectively, which approximated the United States federal statutory rate of 35.0%. The expected increase in rates for state income taxes, net of federal benefit and other non-deductible expenses were offset by lower taxes on earnings in foreign jurisdictions as well as tax benefits related to the resolution of an audit in the United Kingdom and changes in estimates for certain U.S. deferred tax items.

As of June 30, 2013 and December 31, 2012, we had approximately $5,282,000 and $7,201,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $496,000 and $488,000, respectively, related to accrued interest.

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

The following table summarizes our derivative financial instruments as of June 30, 2013 and December 31, 2012 (in thousands):

		June 30, 2013		December 31, 2012
	Balance Sheet Location	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$47	$—	$8	$—
Foreign exchange forward contracts	Accrued expenses and other current liabilities	—	—	—	25

Total derivatives not designated as hedging instruments		$47	$—	$8	$25

The following table summarizes the effect of our derivative financial instruments on our results of operations during the three and six months ended June 30, 2013 and 2012 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Loss (Gain) Recognized in Earnings on Derivatives	Amount of Loss (Gain) Recognized in Earnings on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
Foreign exchange forward contracts	Net foreign currency exchange loss (gain)	$141	$4	$(260)	$452

Total		$141	$4	$(260)	$452

Our foreign currency derivative instruments are not subject to any master netting arrangements with our counterparties.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

8.	Fair Value Measurements

The following table summarizes the valuation of our financial instruments by the following three categories as of June 30, 2013 and December 31, 2012 (in thousands):

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

		June 30, 2013		December 31, 2012
Balance Sheet Classification		Foreign Exchange Derivatives	Non-qualified Deferred Compensation Plan Investments	Foreign Exchange Derivatives	Non-qualified Deferred Compensation Plan Investments
Other current assets	Level 1	$—	$1,125	$—	$1,240
	Level 2	47	—	8	—
	Level 3	—	—	—	—

		$47	$1,125	$8	$1,240

Accrued expenses and other current liabilities	Level 1	$—	$—	$—	$—
	Level 2	—	—	25	—
	Level 3	—	—	—	—

		$—	$—	$25	$—

9.	Share Repurchase Program

On February 14, 2013, we announced that our Board of Directors had authorized the repurchase of up to $50,000,000 of our common stock. During the six months ended June 30, 2013, we purchased in open market transactions 2,646,722 shares of our common stock at an average price of $18.89 per share, which represented the full amount authorized under the repurchase program. All shares repurchased were retired.

10.	Commitments and Contingencies

Contractual

In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of June 30, 2013, we had approximately $15,551,000 of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse them.

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

Management believes that payments, if any, related to these indemnifications are not probable at June 30, 2013. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.

We have entered into separate indemnification agreements with our executive officers and with each of our directors. These agreements require us, among other requirements, to indemnify such officers and directors against expenses (including attorneys’ fees), judgments and settlements incurred by such individual in connection with any action arising out of such individual’s status or service as our executive officer or director (subject to exceptions such as where the individual failed to act in good faith or in a manner the individual reasonably believed to be in, or not opposed to, the best interests of the Company) and to advance expenses incurred by such individual with respect to which such individual may be entitled to indemnification by us. There are no pending legal proceedings that involve the indemnification of any of the Company’s directors or officers.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

In August 2010, in connection with an investigation being conducted by the United States Department of Justice (the “DOJ”), our subsidiary, Calence, LLC, received a subpoena from the Office of the Inspector General of the Federal Communications Commission requesting documents and information related to the expenditure of funds under the E-Rate program, which provides schools and libraries with discounts to obtain affordable telecommunications and internet access and related hardware and software. We have completed our response to the subpoena. The basis of the investigation is a qui tam lawsuit filed in the United States District Court for the Southern District of Texas by a contractor who provided services to the former owners of Calence. The lawsuit, designated United States ex rel. Shupe v. Cisco Systems, Inc., Avnet, Inc. and Calence, LLC, was first filed in January 2010 and was unsealed in June 2012, and an amended complaint was filed and served in September 2012. The amended complaint alleged violations of the False Claims Act and sought various remedies including treble damages and civil penalties. In connection with the unsealing of the complaint, the DOJ filed a notice with the court declining to intervene in the qui tam action. However, that filing should not be viewed as a final assessment by the DOJ of the merits of this qui tam action. In November 2012, the Company filed a motion to dismiss the amended complaint, and that motion was granted in an order from the District Court in May 2013; however, motions to dismiss filed by the other defendants were denied in the May 2013 order. The Court gave the plaintiff leave to amend, and the plaintiff filed a second amended complaint in May 2013. In June 2013, the defendants filed a petition with the United States Court of Appeals for the Fifth Circuit for review of the May 2013 order, in July 2013 the Fifth Circuit granted the defendants’ petition to file an appeal, and the proceedings in the District Court are now stayed pending the resolution of the appeal. The claims in the second amended complaint are similar to the claims in the dismissed complaint. The Company disputes the claims and intends to defend the lawsuit vigorously. Based on the limited information currently available, the Company is not able to estimate what the possible loss or range of loss might be, if any. The Company is pursuing its rights under the Calence acquisition agreements to indemnification for losses that may arise out of or result from this matter, including our fees and expenses for responding to the subpoena and defending the lawsuit. We have recovered a substantial portion of our fees to date and continue to pursue our indemnification claims.

Aside from the matter discussed above, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations or liquidity.

11.	Segment Information

We operate in three reportable geographic operating segments: North America; EMEA; and APAC. Currently, our offerings in North America and select countries in EMEA include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and select software-related services. Net sales by product or service type for North America, EMEA and APAC were as follows for the three and six months ended June 30, 2013 and 2012 (in thousands):

	North America Three Months Ended June 30,		EMEA Three Months Ended June 30,		APAC Three Months Ended June 30,
Sales Mix	2013	2012	2013	2012	2013	2012
Hardware	$531,068	$588,547	$108,826	$137,265	$1,995	$1,462
Software	337,033	349,490	302,472	315,529	68,482	73,405
Services	54,962	54,933	9,818	6,920	1,891	1,624

	$923,063	$992,970	$421,116	$459,714	$72,368	$76,491

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

	North America Six Months Ended June 30,		EMEA Six Months Ended June 30,		APAC Six Months Ended June 30,
Sales Mix	2013	2012	2013	2012	2013	2012
Hardware	$1,002,134	$1,122,691	$250,502	$285,071	$2,829	$2,687
Software	559,404	617,795	538,862	509,840	113,672	109,641
Services	108,529	108,811	18,663	13,637	3,574	3,184

	$1,670,067	$1,849,297	$808,027	$808,548	$120,075	$115,512

All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments and on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded 10% of consolidated net sales for the three or six months ended June 30, 2013.

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

The tables below present information about our reportable operating segments as of and for the three months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30, 2013
	North America	EMEA	APAC	Consolidated
Net sales	$923,063	$421,116	$72,368	$1,416,547
Costs of goods sold	798,399	366,878	60,343	1,225,620

Gross profit	124,664	54,238	12,025	190,927
Operating expenses:
Selling and administrative expenses	90,295	46,309	6,554	143,158
Severance and restructuring expenses	967	2,204	—	3,171

Earnings from operations	$33,402	$5,725	$5,471	$44,598

Total assets at period end	$1,710,852	$601,624	$152,218	$2,464,694	*

*	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $497,459,000.

	Three Months Ended June 30, 2012
	North America	EMEA	APAC	Consolidated
Net sales	$992,970	$459,714	$76,491	$1,529,175
Costs of goods sold	862,613	400,465	64,811	1,327,889

Gross profit	130,357	59,249	11,680	201,286
Operating expenses:
Selling and administrative expenses	90,342	46,932	6,327	143,601
Severance and restructuring expenses	894	1,483	—	2,377

Earnings from operations	$39,121	$10,834	$5,353	$55,308

Total assets at period end	$1,677,137	$626,498	$159,080	$2,462,715	**

**	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $460,359,000.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The tables below present information about our reportable operating segments as of and for the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended June 30, 2013
	North America	EMEA	APAC	Consolidated
Net sales	$1,670,067	$808,027	$120,075	$2,598,169
Costs of goods sold	1,442,876	705,179	101,050	2,249,105

Gross profit	227,191	102,848	19,025	349,064
Operating expenses:
Selling and administrative expenses	179,491	92,065	12,590	284,146
Severance and restructuring expenses	2,024	3,879	—	5,903

Earnings from operations	$45,676	$6,904	$6,435	$59,015

Total assets at period end	$1,710,852	$601,624	$152,218	$2,464,694	*

*	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $497,459,000.

	Six Months Ended June 30, 2012
	North America	EMEA	APAC	Consolidated
Net sales	$1,849,297	$808,548	$115,512	$2,773,357
Costs of goods sold	1,605,304	698,885	97,510	2,401,699

Gross profit	243,993	109,663	18,002	371,658
Operating expenses:
Selling and administrative expenses	182,326	92,324	12,345	286,995
Severance and restructuring expenses	1,383	2,368	—	3,751

Earnings from operations	$60,284	$14,971	$5,657	$80,912

Total assets at period end	$1,677,137	$626,498	$159,080	$2,462,715	**

**	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $460,359,000.

We recorded the following pre-tax amounts, by operating segment, for depreciation and amortization, in the accompanying consolidated financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
North America	$8,147	$8,172	$16,307	$16,257
EMEA	2,064	1,923	4,121	3,805
APAC	205	220	442	435

Total	$10,416	$10,315	$20,870	$20,497

12.	Acquisition

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

Consolidated net sales decreased 7% to $1.4 billion in the three months ended June 30, 2013, a decrease of $112.6 million compared to the three months ended June 30, 2012. Second quarter sales results were primarily driven by a decline in hardware and software sales in our North America and EMEA segments. Consolidated gross profit declined 5% year to year to $190.9 million, with gross margin increasing 30 basis points year over year to 13.5%. The gross margin increase was driven by increased vendor funding from key strategic partners and increased services sales year over year. Additionally, we continued our focus on tight cost control. All of this resulted in a 19% decline in earnings from operations during the second quarter of 2013 compared to the second quarter of 2012. On a consolidated basis, we reported earnings from operations of $44.6 million, net earnings of $26.5 million and diluted earnings per share of $0.62 for the second quarter of 2013. This compares to earnings from operations of $55.3 million, net earnings of $35.3 million and diluted earnings per share of $0.79 for the second quarter of 2012.

Our consolidated results of operations for the second quarter of 2013 include severance expense, net of adjustments, totaling $3.2 million, $2.6 million net of tax, compared to $2.4 million, $1.6 million net of tax, recorded during the second quarter of 2012. Net of tax amounts were computed using the statutory tax rate for the taxing jurisdictions in the operating segment in which the related expenses were recorded, adjusted for the effects of valuation allowances on net operating losses in certain jurisdictions.

Details about segment results of operations can be found in Note 11 to the Consolidated Financial Statements in Part I, Item 1 of this report.

We have recently been notified that our largest software partner intends to make changes to its channel incentive program in October 2013. We are working diligently with that partner to finalize the details and timing of all of the changes and to quantify the impact on our business. We believe that certain of the changes could become effective as multi-year contracts renew under the new program and that some of the changes could become effective as early as October 1, 2013. The program is complex, with many dynamic elements under review, and we will determine the impact as the program details are finalized. At this time, we anticipate that these changes will result in reduced incentives from this partner in future periods. Over the coming months, we will actively work to identify actions available to us to mitigate the impact of these program changes.

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

Results of Operations

The following table sets forth for the periods presented certain financial data as a percentage of net sales for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	86.5	86.8	86.6	86.6

Gross profit	13.5	13.2	13.4	13.4
Selling and administrative expenses	10.1	9.4	10.9	10.4
Severance and restructuring expenses	0.3	0.2	0.2	0.1

Earnings from operations	3.1	3.6	2.3	2.9
Non-operating expense (income), net	0.0	0.1	0.1	0.0

Earnings before income taxes	3.1	3.5	2.2	2.9
Income tax expense	1.2	1.2	0.8	1.0

Net earnings	1.9%	2.3%	1.4%	1.9%

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

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Net Sales. Net sales for the three months ended June 30, 2013 decreased 7% compared to the three months ended June 30, 2012. Net sales for the six months ended June 30, 2013 decreased 6% compared to the six months ended June 30, 2012. Our net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2013	2012	Change	2013	2012	Change
North America	$923,063	$992,970	(7%)	$1,670,067	$1,849,297	(10%)
EMEA	421,116	459,714	(8%)	808,027	808,548	—
APAC	72,368	76,491	(5%)	120,075	115,512	4%

Consolidated	$1,416,547	$1,529,175	(7%)	$2,598,169	$2,773,357	(6%)

Net sales in North America decreased 7%, or $69.9 million, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Net sales of hardware and software decreased 10% and 4%, respectively, year to year. Net sales of services remained flat year to year. The hardware sales decline was primarily due to lower sales to large enterprise and public sector clients during the current quarter. Additionally, we saw a higher mix of software maintenance sales this year compared to last year, which were recorded net of related costs within the net sales line item in our financial statements.

Net sales in North America decreased 10%, or $179.2 million, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. On a year to date basis, net sales of hardware and software decreased 11% and 9%, respectively, year to year, while net sales of services remained flat year to year.

Net sales in EMEA decreased 8%, or $38.6 million, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Excluding the effects of foreign currency movements, net sales decreased 9% compared to the second quarter of last year. Net sales of services increased 42% year over year, while net sales of hardware and software decreased 21% and 4%, respectively, year to year, all in U.S. dollars. Excluding the effects of foreign currency movements services net sales increased 41%, while net sales of hardware and software declined 19% and 6%, respectively, compared to the second quarter of 2012. The decrease in hardware net sales was due primarily to reduced volume in sales across all client groups, particularly in the United Kingdom. The decrease in software net sales was due primarily to lower volume with existing clients, primarily large enterprise and mid-market clients. The increase in net sales of services was due primarily to new client engagements and higher volume with existing clients.

Net sales in EMEA remained relatively flat for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, both in U.S. dollars and excluding the effects of foreign currency movements. On a year to date basis, net sales of software and services were up 6% and 37%, respectively, year over year in U.S. dollars, while net sales of hardware declined 12% year to year. Net sales of software and services were up 4% and 37%, respectively, while net sales of hardware declined 11% year to year, excluding the effects of foreign currency movements.

Net sales in APAC decreased 5%, or $4.1 million, for the three months ended June 30, 2013, compared to the three months ended June 30, 2012. Excluding the effects of foreign currency movements, net sales decreased 2% compared to the second quarter of last year. The decrease primarily resulted from the effect of a higher mix of software maintenance sales, which are recorded net of related costs within the net sales line item, in the second quarter of 2013 compared to the second quarter of 2012.

Our APAC segment recognized net sales of $120.1 million for the six months ended June 30, 2013, an increase of 4% compared to the six months ended June 30, 2012 in U.S. dollars, 7% excluding the effects of foreign currency movements. The increase primarily resulted from an increase in sales to public sector and commercial clients in the Australian market.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Currently, our offerings in North America and select countries in EMEA include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and select software-related services.

The percentage of net sales by category for North America, EMEA and APAC were as follows for the three months ended June 30, 2013 and 2012:

	North America Three Months Ended June 30,		EMEA Three Months Ended June 30,		APAC Three Months Ended June 30,
Sales Mix	2013	2012	2013	2012	2013	2012
Hardware	58%	59%	26%	30%	3%	2%
Software	36%	35%	72%	69%	95%	96%
Services	6%	6%	2%	1%	2%	2%

	100%	100%	100%	100%	100%	100%

The percentage of net sales by category for North America, EMEA and APAC were as follows for the six months ended June 30, 2013 and 2012:

	North America Six Months Ended June 30,		EMEA Six Months Ended June 30,		APAC Six Months Ended June 30,
Sales Mix	2013	2012	2013	2012	2013	2012
Hardware	60%	61%	31%	35%	2%	2%
Software	33%	33%	67%	63%	95%	95%
Services	7%	6%	2%	2%	3%	3%

	100%	100%	100%	100%	100%	100%

Gross Profit. Gross profit for the three months ended June 30, 2013 decreased 5% compared to the three months ended June 30, 2012, with gross margin increasing 30 basis points to 13.5% for the three months ended June 30, 2013 compared to 13.2% for the three months ended June 30, 2012. For the six months ended June 30, 2013, gross profit decreased 6% compared to the six months ended June 30, 2012, with gross margin remaining flat at 13.4% for both the six months ended June 30, 2013 and 2012. Our gross profit and gross profit as a percentage of net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	% of Net Sales	2012	% of Net Sales	2013	% of Net Sales	2012	% of Net Sales
North America	$124,664	13.5%	$130,357	13.1%	$227,191	13.6%	$243,993	13.2%
EMEA	54,238	12.9%	59,249	12.9%	102,848	12.7%	109,663	13.6%
APAC	12,025	16.6%	11,680	15.3%	19,025	15.8%	18,002	15.6%

Consolidated	$190,927	13.5%	$201,286	13.2%	$349,064	13.4%	$371,658	13.4%

North America’s gross profit for the three months ended June 30, 2013 decreased 4% compared to the three months ended June 30, 2012. As a percentage of net sales, gross margin increased approximately 40 basis points to 13.5% from 13.1% year over year. A 43 basis point increase in product margin, which includes vendor funding and freight, resulted from the effect of the increase in software maintenance sales recorded on a net basis and an increase in vendor funding from improvements in the mix of hardware sales with key strategic partners year over year. A 17 basis point improvement in margin generated by services resulted from a higher mix of services sales in the three months ended June 30, 2013, which are generally transacted at higher gross margins. These increases in gross margin were partially offset by a 21 basis point decrease in margin from a lower mix of agency fees for enterprise software agreements.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

North America’s gross profit for the six months ended June 30, 2013, decreased 7% compared to the six months ended June 30, 2012. As a percentage of net sales, gross margin increased approximately 40 basis points to 13.6% from 13.2%, year over year, reflecting a 22 basis point improvement in margin generated by services due to a higher mix of higher margin services sales in the six months ended June 30, 2013. In addition, year to date product margin, which includes vendor funding and freight, increased 12 basis points driven primarily by increased vendor funding year over year.

EMEA’s gross profit decreased 8% in U.S. dollars for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Excluding the effects of foreign currency movements, gross profit was down 9% compared to the second quarter of last year. As a percentage of net sales, gross margin remained consistent at 12.9% in both periods. An increase in gross margin from sales of services of 39 basis points due to new client wins and higher volume to existing clients was partially offset by a 14 basis point decrease in margin resulting from lower agency fees for enterprise software agreements and a net decrease in product margin, which includes vendor funding and freight, of 13 basis points, primarily driven by changes in product mix. The decline in higher margin hardware sales and a reduction in partner funding as a result of decreased volume and program changes year to year were partially offset by an increase in software product margin as a result of high dollar, lower margin transactions in the prior year quarterly comparison period. Additionally, gross margin was negatively affected by 9 basis points due to lower supplier discounts year to year.

EMEA’s gross profit declined 6% for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, both in U.S. dollars and excluding the effects of foreign currency movements. As a percentage of net sales, gross margin for the six month periods decreased to 12.7% from 13.6% year to year, due primarily to a net decrease in product margin, which includes vendor funding and freight, of over 80 basis points, primarily driven by changes in product mix; a decline in margin from agency fees for enterprise software agreements of approximately 20 basis points due to lower volume and the effect of program changes from our largest software partner; and the negative effect of lower supplier discounts of approximately 10 basis points year to year. These decreases in gross margin were partially offset by an increase in margin generated by services of almost 30 basis points year over year.

APAC’s gross profit increased 3% for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Excluding the effects of foreign currency movements, gross profit increased 5% compared to the second quarter of last year. As a percentage of net sales, gross margin increased approximately 130 basis points to 16.6% from 15.3% year over year, due primarily to the effect of a higher mix of software maintenance sales, which are recorded net of related costs within the net sales line item, in the second quarter of 2013 compared to the second quarter of 2012.

APAC’s gross profit increased 6% for the six months ended June 30, 2013, compared to the six months ended June 30, 2012. Excluding the effects of foreign currency movements, gross profit increased 8% compared to the first six months of last year. As a percentage of net sales, gross margin increased approximately 20 basis points year over year, due primarily to the effect of a higher mix of software maintenance sales recorded on a net basis in the six months ended June 30, 2013 compared to the first six months of 2012.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Operating Expenses.

Selling and Administrative Expenses. Selling and administrative expenses decreased $443,000, or less than 1%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. For the six months ended June 30, 2013, selling and administrative expenses decreased $2.8 million, or 1%, compared to the six months ended June 30, 2012. Our selling and administrative expenses as a percent of net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	% of Net Sales	2012	% of Net Sales	2013	% of Net Sales	2012	% of Net Sales
North America	$90,295	9.8%	$90,342	9.1%	$179,491	10.7%	$182,326	9.9%
EMEA	46,309	11.0%	46,932	10.2%	92,065	11.4%	92,324	11.4%
APAC	6,554	9.1%	6,327	8.3%	12,590	10.5%	12,345	10.7%

Consolidated	$143,158	10.1%	$143,601	9.4%	$284,146	10.9%	$286,995	10.4%

North America’s selling and administrative expenses remained flat, decreasing $47,000 for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 and, as a percentage of net sales, increased approximately 70 basis points to 9.8%. Increases in salaries and wages due to headcount investments were more than offset by lower variable compensation on lower gross profits and reduced spending in other expense categories. Although we continued our focus on controlling selling and administrative expenses, fixed selling and administrative costs increased as a percentage of net sales in North America during the three months ended June 30, 2013 due to the decrease in net sales. In addition, the year over year comparison was affected by a prior year gain of $1.2 million on the sale of a portfolio of non-core service contracts that we recognized in the three months ended June 30, 2012.

North America’s selling and administrative expenses decreased 2%, or $2.8 million, for the six months ended June 30, 2013, due primarily to lower variable compensation on lower gross profits and reduced spending in other expense categories.

EMEA’s selling and administrative expenses decreased 1%, or $623,000, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 and increased approximately 80 basis points year over year as a percentage of net sales to 11.0%. Excluding the effects of foreign currency movements, selling and administrative expenses also decreased 1% compared to the second quarter of last year. The year to year decrease was primarily driven by a decrease in salaries and wages due to restructuring actions in prior periods and lower variable compensation due to the decline in gross profit year to year, partially offset by executive recruiting expenses in the 2013 period.

EMEA’s selling and administrative expenses remained relatively flat, decreasing $259,000, for the six months ended June 30, 2013, compared to the six months ended June 30, 2012. Excluding the effects of foreign currency movements, selling and administrative expenses were also flat compared to the first six months of last year.

APAC’s selling and administrative expenses increased 4%, or $227,000, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, increasing year over year as a percentage of net sales by approximately 80 basis points to 9.1%. Excluding the effects of foreign currency movements, selling and administrative expenses increased 5% compared to the second quarter of last year. The increase year over year was primarily driven by investments in services headcount.

APAC’s selling and administrative expenses increased 2%, or $245,000, for the six months ended June 30, 2013, compared to the six months ended June 30, 2012. Excluding the effects of foreign currency movements, selling and administrative expenses increased 3% compared to the first six months of last year due to investments in sales and services headcount.

Severance and Restructuring Expenses. During the three months ended June 30, 2013, North America and EMEA recorded severance expense, net of adjustments, of approximately $1.0 million and $2.2 million, respectively, related to certain restructuring activities. During the six months ended June 30, 2013, North America and EMEA recorded severance expense, net of adjustments, totaling $2.0 million and $3.9 million, respectively. The charges were related to the elimination of certain positions as part of a re-alignment of roles and responsibilities. Comparatively, during the three months ended June 30, 2012, North America and EMEA recorded severance expense, net of adjustments, of $894,000 and $1.5 million, respectively, and during the six months ended June 30, 2012, North America and EMEA recorded severance expense, net of adjustments, totaling $1.4 million and $2.4 million, respectively.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Non-Operating (Income) Expense.

Interest Income. Interest income for the three and six months ended June 30, 2013 and 2012 was generated through cash equivalent short-term investments. The increase in interest income year over year is primarily due to higher average invested cash balances during the three and six months ended June 30, 2013.

Interest Expense. Interest expense for the three and six months ended June 30, 2013 and 2012 primarily relates to borrowings under our financing facilities and capital lease obligation and imputed interest under our inventory financing facility. Interest expense for the three and six months ended June 30, 2013 increased 4%, or $66,000, and 4%, or $126,000, respectively, compared to the three and six months ended June 30, 2012. The increase was due primarily to increases in imputed interest under our inventory financing facility due to higher usage, partially offset by lower interest expense under our debt facilities on lower average daily balances in the 2013 periods. Imputed interest under our inventory financing facility was $602,000 and $1.2 million for the three and six months ended June 30, 2013, respectively, compared to $409,000 and $846,000 for the three and six months ended June 30, 2012, respectively. These increases were due to increased outstanding balances and increases in our average incremental borrowing rate used to compute the imputed interest amounts. For a description of our various financing facilities, see Note 3 to our Consolidated Financial Statements in Part I, Item 1 of this report.

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

Income Tax Expense. Our effective tax rate for the three months ended June 30, 2013 was 39.6% compared to 34.9% for the three months ended June 30, 2012. Our effective tax rate for the six months ended June 30, 2013 was 37.0% compared to 35.2% for the six months ended June 30, 2012. The increases in our effective tax rates for the three and six months ended June 30, 2013 were primarily due to higher losses in certain foreign jurisdictions resulting in an increase in the valuation allowance for deferred tax assets related to these foreign operating losses. The year over year increases in our effective tax rates were also impacted by the relative effects of discrete items recognized in each period. The effective tax rate for the six months ended June 30, 2013 was lower than the rate for the second quarter of 2013 due to the recognition of certain tax benefits related to the re-measurement or settlement of specific uncertain tax positions during the first quarter of 2013.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

The following table sets forth certain consolidated cash flow information for the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$87,750	$11,166
Net cash used in investing activities	(10,529)	(19,774)
Net cash (used in) provided by financing activities	(79,126)	8,205
Foreign currency exchange effect on cash flows	(8,049)	1,080

(Decrease) increase in cash and cash equivalents	(9,954)	677
Cash and cash equivalents at beginning of period	152,119	128,336

Cash and cash equivalents at end of period	$142,165	$129,013

Cash and Cash Flow

Our primary uses of cash during the six months ended June 30, 2013 were to fund working capital requirements, capital expenditures and repurchases of our common stock. Operating activities in the six months ended June 30, 2013 provided $87.8 million in cash, compared to $11.2 million during the six months ended June 30, 2012, due to lower working capital needs on decreased sales during the six months ended June 30, 2013. We had net combined repayments on our long-term debt under our senior revolving credit facility and our ABS facility of $27.0 million, net borrowings under our inventory financing facility of $362,000 and repurchased $50.0 million of our common stock in open market transactions during the six months ended June 30, 2013. Capital expenditures were $10.5 million for the six months ended June 30, 2013, a 34% decrease from the six months ended June 30, 2012, as our IT system upgrade projects are nearing completion. Cash flows for the six months ended June 30, 2013 were negatively affected by $8.0 million as a result of foreign currency exchange rates, whereas cash flows benefited $1.1 million in the six months ended June 30, 2012 from foreign currency exchange rates.

Net cash provided by operating activities. Cash flow from operations for the six months ended June 30, 2013 and 2012 reflect our net earnings, adjusted for non-cash items such as depreciation, amortization, stock-based compensation expense, gain on bargain purchase and write-offs and write-downs of assets, as well as changes in accounts receivable, accounts payable, inventories and other current assets. For both periods, we anticipated increases in accounts receivable and accounts payable due to the seasonal increase in net sales from the fourth quarter to the second quarter, which would be expected to result in higher accounts receivable and accounts payable balances as of June 30, compared to December 31. However, the accounts receivable and accounts payable balances at December 31, 2012 reflect a single significant sale transacted with a public sector client in North America late in December 2012, which increased the December 31, 2012 accounts receivable and accounts payable balances. As a result, accounts receivable declined instead of increasing during the six months ended June 30, 2013, and accounts payable increased less than the seasonal norm during the six months ended June 30, 2013. The increase in inventories is primarily attributable to hardware sale transactions in transit to clients as of June 30, 2013 such that delivery was not deemed to have occurred until the product was received by the client early July 2013 and to an increase in inventory levels at June 30, 2013 to support specific client engagements. The increase in other current assets can be primarily attributed to an overpayment of income taxes resulting in a receivable balance at June 30, 2013 and to the timing of the payment of certain prepaid expenses.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Our consolidated cash flow operating metrics for the quarters ended June 30, 2013 and 2012 were as follows:

	2013	2012
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	85	81
Days inventory outstanding (“DIOs”) (b)	8	8
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(75)	(67)

Cash conversion cycle (days) (d)	18	22

(a)	Calculated as the balance of accounts receivable, net at the end of the period divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 91 days.
(b)	Calculated as average inventories divided by daily costs of goods sold. Average inventories is calculated as the sum of the balances of inventories at the beginning of the quarter plus inventories at the end of the quarter divided by two. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 91 days.
(c)	Calculated as the balances of accounts payable, which includes the inventory financing facility, at the end of the period divided by daily costs of goods sold. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 91 days.
(d)	Calculated as DSOs plus DIOs, less DPOs.

Our cash conversion cycle was 18 days in the quarter ended June 30, 2013 compared to 22 days in the quarter ended June 30, 2012. The decrease in our cash conversion cycle was primarily attributable to the 8 day increase in DPOs, resulting partly from increased usage of our inventory financing facility for certain trade purchases in North America and improved vendor terms recently negotiated in our EMEA business, which was partially offset by a 4 day increase in DSOs.

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

Net cash used in investing activities. Capital expenditures of $10.5 million and $15.9 million for the six months ended June 30, 2013 and 2012, respectively, were primarily related to investments in our IT systems. We expect capital expenditures for the full year 2013 to be between $18.0 million and $22.0 million, primarily for the continuation of our IT systems upgrade in additional countries in our EMEA segment and other facility and technology related upgrade projects.

During the six months ended June 30, 2012, we acquired Inmac for $3.8 million, net of cash acquired.

Net cash (used in) provided by financing activities. During the six months ended June 30, 2013, we repurchased $50.0 million of our common stock in open market transactions. These repurchases were part of a program approved by our Board of Directors in February 2013. All shares repurchased were immediately retired. During the six months ended June 30, 2013, we had net combined repayments on our long-term debt under our senior revolving credit facility and ABS facility that decreased our outstanding debt balance by $27.0 million, and we had net borrowings of $362,000 under our inventory financing facility during the period. During the six months ended June 30, 2012, we had net combined borrowings on our long-term debt under our senior revolving credit facility and ABS facility that increased our outstanding debt balance by $5.0 million, and we had net borrowings of $6.5 million under our inventory financing facility during the period.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our revolving facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization and (iv) non-cash stock-based compensation (“adjusted earnings”). The maximum leverage ratio permitted under the agreements is 2.75 times trailing twelve-month adjusted earnings. We anticipate that we will be in compliance with our maximum leverage ratio requirements over the next four quarters. However, a significant drop in the Company’s adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below the Company’s consolidated maximum debt capacity. Based on the Company’s maximum leverage ratio as of June 30, 2013, the Company’s debt balance that could have been outstanding under our senior revolving facility and our ABS facility was reduced from the maximum borrowing capacity of $550.0 million to $476.4 million, of which $53.0 million was outstanding at June 30, 2013. Our debt balance as of June 30, 2013 was $53.1 million, including our capital lease obligation for certain IT equipment. As of June 30, 2013, the current portion of our long-term debt relates solely to our capital lease obligation.

We anticipate that cash flows from operations, together with the funds available under our financing facilities, will be adequate to support our presently anticipated cash and working capital requirements for operations as well as other strategic investments over the next 12 months.

Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the U.S. We do not provide for U.S. income taxes on the undistributed earnings of those of our foreign subsidiaries where earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. As of June 30, 2013, we had approximately $128.5 million in cash and cash equivalents in certain of our foreign subsidiaries where we consider undistributed earnings of these foreign subsidiaries to be permanently reinvested. As of June 30, 2013, the majority of our foreign cash resides in the Netherlands, Australia and Canada. Certain of these cash balances could and will be remitted to the U.S. by paying down intercompany payables generated in the ordinary course of business. This repayment would not change our policy to indefinitely reinvest earnings of our foreign subsidiaries. We intend to use undistributed earnings for general business purposes in the foreign jurisdictions as well as to fund our IT systems, potential small acquisitions and various facility upgrades.

Off-Balance Sheet Arrangements

We have entered into off-balance sheet arrangements, which include indemnifications. The indemnifications are discussed in Note 10 to our Consolidated Financial Statements in Part I, Item 1 of this report and that discussion is incorporated by reference herein. We believe that none of our off-balance sheet arrangements have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

The following table summarizes our open foreign currency forward contracts held at June 30, 2013. All U.S. dollar and foreign currency amounts (British Pounds Sterling) are presented in thousands.

Sell
Foreign Currency	GBP
Foreign Amount	8,522
USD Equivalent	$13,010
Weighted Average Maturity	Less than 1 month

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and determined that as of June 30, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

We currently have two significant IT systems projects that are nearing completion, one to integrate our IT systems in North America onto a single platform and one to convert all countries in our EMEA operations onto a separate, single platform. We believe these upgraded IT systems will support the growth of the Company and our strategic initiatives. During the second quarter of 2013, we completed the deployment of the new system in the remaining countries in EMEA. We also continued to integrate our software business onto the North America system. Additionally we continued planning and development work to integrate our APAC business onto the same platform used in North America, which we now plan to deploy in APAC in 2014.

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

There was no other change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended June 30, 2013.

We have never paid a cash dividend on our common stock, and our senior revolving credit facility contains restrictions on the payment of cash dividends. We currently intend to reinvest all of our earnings into our business and do not intend to pay any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2013 through April 30, 2013	2,298,454	$18.745	2,298,454	$59,000
May 1, 2013 through May 31, 2013	3,297	17.858	3,297	—
June 1, 2013 through June 30, 2013	—	—	—	—

Total	2,301,751	$18.744	2,301,751

On February 14, 2013, we announced that our Board of Directors had authorized the repurchase of up to $50,000,000 of our common stock. During the six months ended June 30, 2013, we purchased in open market transactions 2,646,722 shares of our common stock at an average price of $18.89 per share, which represented the full amount authorized under the repurchase program. All shares repurchased were retired.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

INSIGHT ENTERPRISES, INC.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith

3.1	Composite Certificate of Incorporation of Insight Enterprises, Inc.	10-K	000-25092	3.1	February 17, 2006

3.2	Amended and Restated Bylaws of Insight Enterprises, Inc.	8-K	000-25092	3.1	January 14, 2008

4.1	Specimen Common Stock Certificate	S-1	33-86142	4.1	January 24, 1995

10.1	Release and Transition Agreement dated April 24, 2013 between Insight Direct (U.K.) Limited and Stuart A. Fenton	8-K	000-25092	10.1	April 26, 2013

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14					X

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	Interactive data files pursuant to Rule 405 of Regulation S-T					X

INSIGHT ENTERPRISES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2013	INSIGHT ENTERPRISES, INC.

By:	/s/ Kenneth T. Lamneck
Kenneth T. Lamneck
President and Chief Executive Officer (Duly Authorized Officer)

By:	/s/ Glynis A. Bryan
Glynis A. Bryan
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Dana A. Leighty
Dana A. Leighty
Vice President, Finance
(Principal Accounting Officer)