Form 10-Q
period 2013-09-30
INSIGHT ENTERPRISES INC
filed 2013-10-31
CIK 932696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

The number of shares outstanding of the issuer’s common stock as of October 25, 2013 was 42,338,200.

INSIGHT ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q

Three Months Ended September 30, 2013

INSIGHT ENTERPRISES, INC.

FORWARD-LOOKING INFORMATION

Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect net sales, gross profit, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows, working capital needs, cash needs and the sufficiency of our capital resources; the effect on our results of operations of changes to our largest software partner’s channel incentive program; details of our business strategy and our strategic initiatives, including projections of capital expenditures; our intentions concerning the payment of dividends; our acquisition strategy; timing relating to our IT system upgrade and integration; expected productivity improvements in EMEA; projections of compliance with our debt covenants; the effect of new accounting principles or changes in accounting principles; the effect of indemnification obligations and other off-balance sheet arrangements; projections about the timing and outcome of ongoing tax audits; statements related to accounting estimates, including estimated stock-based compensation recognition timing and award forfeitures, the timing of the payment of restructuring obligations, the recognition of unrecognized tax benefits and the resolution of uncertain tax positions; our intention to use cash in excess of working capital needs to pay down debt, repurchase our common stock, fund acquisitions and support capital expenditures and other strategic initiatives; our intention to reinvest, and not repatriate, undistributed earnings of foreign subsidiaries outside the United States and the anticipated character of those investments; our expectations regarding seasonality; the sufficiency of our provisions for litigation losses and our strategies with respect to ongoing and threatened litigation, including those matters identified in “Legal Proceedings” in Part II, Item 1 of this report; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that the results described in the forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$135,032	$152,119
Accounts receivable, net of allowance for doubtful accounts of $20,654 and $18,905, respectively	992,733	1,371,356
Inventories	114,706	100,896
Inventories not available for sale	30,627	31,249
Deferred income taxes	15,959	16,387
Other current assets	50,031	29,543

Total current assets	1,339,088	1,701,550
Property and equipment, net of accumulated depreciation of $243,050 and $226,684, respectively	135,306	143,513
Goodwill	26,257	26,257
Intangible assets, net of accumulated amortization of $75,959 and $67,092, respectively	38,615	47,405
Deferred income taxes	58,639	64,013
Other assets	21,791	18,765

	$1,619,696	$2,001,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$625,981	$982,611
Accrued expenses and other current liabilities	117,756	158,621
Current portion of long-term debt	216	602
Deferred revenue	45,976	40,287

Total current liabilities	789,929	1,182,121
Long-term debt	88,503	80,000
Deferred income taxes	1,174	2,312
Other liabilities	35,730	31,779

	915,336	1,296,212

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 42,337 shares at September 30, 2013 and 44,594 shares at December 31, 2012 issued and outstanding	423	446
Additional paid-in capital	350,295	369,300
Retained earnings	338,295	315,888
Accumulated other comprehensive income – foreign currency translation adjustments	15,347	19,657

Total stockholders’ equity	704,360	705,291

	$1,619,696	$2,001,503

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$1,151,020	$1,181,409	$3,749,189	$3,954,766
Costs of goods sold	982,352	1,013,784	3,231,457	3,415,483

Gross profit	168,668	167,625	517,732	539,283
Operating expenses:
Selling and administrative expenses	139,965	136,259	424,111	423,254
Severance and restructuring expenses	2,424	705	8,327	4,456

Earnings from operations	26,279	30,661	85,294	111,573
Non-operating (income) expense:
Interest income	(322)	(489)	(971)	(1,128)
Interest expense	1,603	1,702	4,777	4,750
Gain on bargain purchase	—	—	—	(2,022)
Net foreign currency exchange loss (gain)	474	426	(251)	(872)
Other expense, net	364	319	1,080	952

Earnings before income taxes	24,160	28,703	80,659	109,893
Income tax expense	9,135	9,349	30,045	37,897

Net earnings	$15,025	$19,354	$50,614	$71,996

Net earnings per share:
Basic	$0.35	$0.43	$1.17	$1.62

Diluted	$0.35	$0.43	$1.16	$1.61

Shares used in per share calculations:
Basic	42,334	44,510	43,289	44,360

Diluted	42,577	44,869	43,555	44,777

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net earnings	$15,025	$19,354	$50,614	$71,996
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9,712	6,056	(4,310)	5,627

Total comprehensive income	$24,737	$25,410	$46,304	$77,623

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net earnings	$50,614	$71,996
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	31,337	30,635
Provision for losses on accounts receivable	4,118	2,826
Write-downs of inventories	3,120	2,240
Write-off of property and equipment	338	36
Non-cash stock-based compensation	4,911	6,467
Gain on bargain purchase	—	(2,022)
Excess tax benefit from employee gains on stock-based compensation	(763)	(1,942)
Deferred income taxes	4,676	5,913
Changes in assets and liabilities:
Decrease in accounts receivable	367,799	268,880
(Increase) decrease in inventories	(16,270)	22,687
Increase in other current assets	(20,702)	(9,673)
(Increase) decrease in other assets	(2,998)	6,082
Decrease in accounts payable	(329,428)	(309,447)
Increase (decrease) in deferred revenue	3,583	(11,896)
Decrease in accrued expenses and other liabilities	(33,759)	(52,690)

Net cash provided by operating activities	66,576	30,092

Cash flows from investing activities:
Acquisition, net of cash acquired	—	(3,831)
Purchases of property and equipment	(14,145)	(22,454)

Net cash used in investing activities	(14,145)	(26,285)

Cash flows from financing activities:
Borrowings on senior revolving credit facility	778,828	713,953
Repayments on senior revolving credit facility	(801,828)	(826,953)
Borrowings on accounts receivable securitization financing facility	637,000	450,000
Repayments on accounts receivable securitization financing facility	(606,000)	(340,000)
Payments on capital lease obligation	(617)	(761)
Net (repayments) borrowings under inventory financing facility	(19,946)	9,290
Payment of deferred financing fees	—	(2,554)
Proceeds from sales of common stock under employee stock plans	—	2,641
Excess tax benefit from employee gains on stock-based compensation	763	1,942
Payment of payroll taxes on stock-based compensation through shares withheld	(2,756)	(3,046)
Repurchases of common stock	(50,000)	—

Net cash (used in) provided by financing activities	(64,556)	4,512

Foreign currency exchange effect on cash balances	(4,962)	4,020

(Decrease) increase in cash and cash equivalents	(17,087)	12,339
Cash and cash equivalents at beginning of period	152,119	128,336

Cash and cash equivalents at end of period	$135,032	$140,675

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2013, our results of operations for the three and nine months ended September 30, 2013 and 2012 and our cash flows for the nine months ended September 30, 2013 and 2012. The consolidated balance sheet as of December 31, 2012 was derived from the audited consolidated balance sheet at such date. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).

The results of operations for interim periods are not necessarily indicative of results for the full year, due in part to the seasonal nature of our business. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the related notes thereto, in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net earnings	$15,025	$19,354	$50,614	$71,996

Denominator:
Weighted average shares used to compute basic EPS	42,334	44,510	43,289	44,360
Dilutive potential common shares due to dilutive options and restricted stock units, net of tax effect	243	359	266	417

Weighted average shares used to compute diluted EPS	42,577	44,869	43,555	44,777

Net earnings per share:
Basic	$0.35	$0.43	$1.17	$1.62

Diluted	$0.35	$0.43	$1.16	$1.61

For the three months ended September 30, 2013 and 2012, 2,000 and 355,000, respectively, of our restricted stock units were not included in the diluted EPS calculations because their inclusion would have been anti-dilutive. For the nine months ended September 30, 2013 and 2012, the excluded restricted stock units were 235,000 and 325,000, respectively. For the three and nine months ended September 30, 2012, 0 and 50,000, respectively, of weighted average outstanding stock options were also not included in the diluted EPS calculation because the exercise prices of these options were greater than the average market price of our common stock during the respective periods. No options were outstanding during the 2013 periods.

3. Debt, Capital Lease Obligation and Inventory Financing Facility

Debt

Our long-term debt consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Senior revolving credit facility	$10,000	$33,000
Accounts receivable securitization financing facility	78,000	47,000
Capital lease obligation	719	602

Total	88,719	80,602
Less: current portion of obligation under capital lease	(216)	(602)
Less: current portion of revolving credit facilities	—	—

Long-term debt	$88,503	$80,000

Our senior revolving credit facility has a maximum borrowing capacity of $350,000,000. The senior revolving credit facility matures April 26, 2017, is guaranteed by the Company’s material domestic subsidiaries and is secured by a lien on substantially all of the Company’s and each guarantor’s assets. The balance of $10,000,000 outstanding at September 30, 2013 was borrowed under the prime rate option at 3.25% per annum. As of September 30, 2013, $340,000,000 was available under the senior revolving credit facility.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Our accounts receivable securitization financing facility (the “ABS facility”) has a maximum borrowing capacity of $200,000,000 and matures on April 24, 2015. While the ABS facility has a stated maximum amount, the actual availability under the ABS facility is limited by the quantity and quality of the underlying accounts receivable. Under the ABS facility, the floating interest rate applicable at September 30, 2013 was 1.09% per annum. As of September 30, 2013, qualified receivables were sufficient to permit access to the full $200,000,000 facility amount, of which $78,000,000 was outstanding.

Our senior revolving credit facility and ABS facility contain various covenants customary for transactions of this type, including limitations on the payment of dividends and the requirement that we comply with minimum fixed charge and minimum asset coverage ratio levels. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified period of time. At September 30, 2013, we were in compliance with all such covenants.

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our senior revolving credit facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization and (iv) non-cash stock-based compensation (“adjusted earnings”). The maximum leverage ratio permitted under the amended agreements is 2.75 times trailing twelve-month adjusted earnings. A significant drop in the Company’s adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below the Company’s consolidated maximum facility amounts. Based on the Company’s maximum leverage ratio as of September 30, 2013, the Company’s consolidated debt balance that could have been outstanding under our senior revolving credit facility and our ABS facility was reduced from the maximum borrowing capacity of $550,000,000 to $462,439,000, of which $88,000,000 was outstanding at September 30, 2013.

Capital Lease Obligation

In July 2013, the lease term for our previous capitalized lease for certain IT equipment ended, with the equipment being returned to the lessor under the original lease terms. A new capitalized lease with a 42-month term beginning July 1, 2013 was entered into for replacement equipment. The obligation under the capitalized lease is included in long-term debt in our Consolidated Balance Sheet as of September 30, 2013. The current and long-term portions of the obligation are included in the table above. The capital lease was a non-cash transaction and, accordingly, has been excluded from our Consolidated Statement of Cash Flows for the nine months ended September 30, 2013.

The value of the equipment held under the capitalized lease, $735,000, is included in property and equipment. These capital lease assets are amortized on a straight-line basis over the lease term. The related amortization expense is included in selling and administrative expenses in our Consolidated Statement of Operations for the three and nine months ended September 30, 2013. As of September 30, 2013, accumulated amortization on the capital lease assets was $53,000.

Inventory Financing Facility

Our inventory financing facility has a maximum borrowing capacity of $200,000,000 and matures on April 26, 2017. As of September 30, 2013 and December 31, 2012, $96,887,000 and $116,833,000, respectively, was included in accounts payable within our consolidated balance sheets related to our inventory financing facility.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4. Severance and Restructuring Activities

Severance Costs Expensed for 2013 Resource Actions

During the three months ended September 30, 2013, North America and EMEA recorded severance expense totaling $530,000 and $1,894,000, respectively, and during the nine months ended September 30, 2013, North America and EMEA recorded severance expense totaling $2,615,000 and $5,964,000, respectively, related to 2013 resource actions. The charges were associated with severance for the elimination of certain positions based on a re-alignment of roles and responsibilities.

The following table details the 2013 activity and the outstanding obligations related to the 2013 resource actions as of September 30, 2013 (in thousands):

	North America	EMEA	Consolidated
Severance costs	$2,615	$5,964	$8,579
Foreign currency translation adjustments	—	139	139
Cash payments	(1,817)	(3,158)	(4,975)

Balance at September 30, 2013	$798	$2,945	$3,743

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

The following table details the 2013 activity and the outstanding obligations related to the 2012 resource actions as of September 30, 2013 (in thousands):

	North America	EMEA	Consolidated
Balance at December 31, 2012	$1,249	$1,391	$2,640
Foreign currency translation adjustments	—	10	10
Adjustments	(61)	(191)	(252)
Cash payments	(653)	(668)	(1,321)

Balance at September 30, 2013	$535	$542	$1,077

In North America and EMEA, adjustments were recorded as decreases to severance and restructuring expense and the related severance accrual during the nine months ended September 30, 2013 due to changes in estimates as cash payments were made. The remaining outstanding obligations are expected to be paid during the next 12 months and are therefore included in accrued expenses and other current liabilities.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5. Stock-Based Compensation

By operating segment, we recorded the following pre-tax amounts for stock-based compensation, net of estimated forfeitures, related to restricted stock units (“RSUs”) in selling and administrative expenses in our consolidated financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
North America	$1,287	$1,475	$3,862	$4,739
EMEA	(34)	480	864	1,537
APAC	63	63	185	191

Total Consolidated	$1,316	$2,018	$4,911	$6,467

Stock-based compensation expense in EMEA for the three months ended September 30, 2013 was negative due to the reversal of previously recognized compensation cost on RSUs forfeited by the former president of EMEA upon his separation from the Company, effective September 1, 2013, prior to the completion of the requisite service period. As of September 30, 2013, total compensation cost not yet recognized related to nonvested RSUs is $12,461,000, which is expected to be recognized over the next 1.40 years on a weighted-average basis.

The following table summarizes our RSU activity during the nine months ended September 30, 2013:

	Number	Weighted Average Grant Date Fair Value	Fair Value
Nonvested at January 1, 2013	1,162,231	$17.66
Granted(a)	542,780	20.37
Vested, including shares withheld to cover taxes	(526,951)	16.14	$10,594,529	(b)

Forfeited	(148,904)	19.13

Nonvested at September 30, 2013(d)	1,029,156	19.65	$19,461,340	(c)

Expected to vest	789,156		$14,922,940	(c)

(a)	Includes 158,942 RSUs subject to remaining performance conditions. The number of RSUs ultimately awarded under the performance-based RSUs varies based on whether we achieve certain financial results for 2013.
(b)	The fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.
(c)	The aggregate fair value represents the total pre-tax fair value, based on our closing stock price of $18.91 as of September 30, 2013, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.
(d)	Includes 139,439 nonvested RSUs subject to remaining performance conditions. During the nine months ended September 30, 2013, 19,503 RSUs subject to performance conditions were forfeited prior to the satisfaction of the performance condition and the completion of the related requisite service period.

During the nine months ended September 30, 2013 and 2012, the RSUs that vested for teammates in the United States were net-share settled such that we withheld shares with value equivalent to the teammates’ minimum statutory United States tax obligations for the applicable income and other employment taxes and remitted the corresponding cash amount to the appropriate taxing authorities. The total shares withheld during the nine months ended September 30, 2013 and 2012 of 136,709 and 143,421, respectively, were based on the value of the RSUs on their vesting date as determined by our closing stock price on such vesting date. For the nine months ended September 30, 2013 and 2012, total payments for the employees’ tax obligations to the taxing authorities were $2,756,000 and $3,046,000, respectively, and are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the economic effect of repurchases of common stock as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent a repurchase of shares or an expense to us.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

6. Income Taxes

Our effective tax rate for the three and nine months ended September 30, 2013 was 37.8% and 37.2%, respectively. For the three and nine months ended September 30, 2013, our effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to an increase in the valuation allowance for deferred tax assets related to certain foreign operating losses and foreign tax credits and to state income taxes, net of federal benefit. These increases in the effective rate were partially offset by the effect of lower taxes on earnings in foreign jurisdictions. The nine month rate was slightly lower than the rate for the third quarter due to the recognition of certain tax benefits related to the re-measurement or settlement of specific uncertain tax positions during the first quarter of 2013.

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

As of September 30, 2013 and December 31, 2012, we had approximately $5,093,000 and $7,201,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $485,000 and $488,000, respectively, related to accrued interest.

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

7. Derivative Financial Instruments

We use derivatives to partially offset our exposure to fluctuations in certain foreign currencies. We do not enter into derivatives for speculative or trading purposes. Derivatives are recorded at fair value on the balance sheet, and gains or losses resulting from changes in fair value of the derivative are recorded currently in income. We do not designate our foreign currency derivatives as hedges for hedge accounting, and our foreign currency derivative instruments are not subject to any master netting arrangements with our counterparties.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table summarizes our derivative financial instruments as of September 30, 2013 and December 31, 2012 (in thousands):

		September 30, 2013		December 31, 2012
	Balance Sheet Location	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$—	$—	$8	$—
Foreign exchange forward contracts	Accrued expenses and other current liabilities	—	8	—	25

Total derivatives not designated as hedging instruments		$—	$8	$8	$25

The following table summarizes the effect of our derivative financial instruments on our results of operations during the three and nine months ended September 30, 2013 and 2012 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Loss (Gain) Recognized in Earnings on Derivatives	Amount of Loss (Gain) Recognized in Earnings on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
Foreign exchange forward contracts	Net foreign currency exchange loss (gain)	$30	$188	$(230)	$640

Total		$30	$188	$(230)	$640

8. Fair Value Measurements

The following table summarizes the valuation of our financial instruments by the following three categories as of September 30, 2013 and December 31, 2012 (in thousands):

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

		September 30, 2013		December 31, 2012
Balance Sheet Classification		Foreign Exchange Derivatives	Non-qualified Deferred Compensation Plan Investments	Foreign Exchange Derivatives	Non-qualified Deferred Compensation Plan Investments
Other current assets	Level 1	$—	$—	$—	$1,240
	Level 2	—	—	8	—
	Level 3	—	—	—	—

		$—	$—	$8	$1,240

Accrued expenses and other current liabilities	Level 1	$—	$—	$—	$—
	Level 2	8	—	25	—
	Level 3	—	—	—	—

		$8	$—	$25	$—

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9. Share Repurchase Program

On February 14, 2013, we announced that our Board of Directors had authorized the repurchase of up to $50,000,000 of our common stock. Prior to July 1, 2013, we purchased 2,646,722 shares of our common stock in open market transactions at an average price of $18.89 per share, which represented the full amount authorized under the repurchase program. All shares repurchased were retired.

10. Commitments and Contingencies

Contractual

In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of September 30, 2013, we had approximately $3,090,000 of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse them.

Employment Contracts and Severance Plans

We have employment contracts with, and plans covering, certain officers and management teammates under which severance payments would become payable in the event of specified terminations without cause or terminations under certain circumstances after a change in control. In addition, vesting of stock-based compensation would accelerate following a change in control of the Company (as defined in the contracts and plans). If severance payments under the current employment agreements or plan payments were to become payable, the severance payments would generally range from three to twenty-four months of salary.

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

Management believes that payments, if any, related to these indemnifications are not probable at September 30, 2013. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.

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

11. Segment Information

We operate in three reportable geographic operating segments: North America; EMEA; and APAC. Currently, our offerings in North America and select countries in EMEA include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and select software-related services. Net sales by product or service type for North America, EMEA and APAC were as follows for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	North America		EMEA		APAC
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
Sales Mix	2013	2012	2013	2012	2013	2012
Hardware	$546,192	$574,538	$120,404	$125,890	$1,304	$880
Software	259,862	239,476	135,651	145,103	26,881	33,197
Services	51,881	54,751	7,496	5,628	1,349	1,946

	$857,935	$868,765	$263,551	$276,621	$29,534	$36,023

	North America		EMEA		APAC
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
Sales Mix	2013	2012	2013	2012	2013	2012
Hardware	$1,548,326	$1,697,229	$370,906	$410,961	$4,133	$3,567
Software	819,266	857,271	674,513	654,943	140,553	142,838
Services	160,410	163,562	26,159	19,265	4,923	5,130

	$2,528,002	$2,718,062	$1,071,578	$1,085,169	$149,609	$151,535

All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments and on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded 10% of consolidated net sales for the three or nine months ended September 30, 2013.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The tables below present information about our reportable operating segments as of and for the three months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30, 2013
	North America	EMEA	APAC	Consolidated
Net sales	$857,935	$263,551	$29,534	$1,151,020
Costs of goods sold	734,991	224,208	23,153	982,352

Gross profit	122,944	39,343	6,381	168,668
Operating expenses:
Selling and administrative expenses	93,082	41,232	5,651	139,965
Severance and restructuring expenses	530	1,894	—	2,424

Earnings (loss) from operations	$29,332	$(3,783)	$730	$26,279

Total assets at period end	$1,640,205	$391,531	$72,384	$2,104,120	*

*	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $484,424,000.

	Three Months Ended September 30, 2012
	North America	EMEA	APAC	Consolidated
Net sales	$868,765	$276,621	$36,023	$1,181,409
Costs of goods sold	751,790	233,313	28,681	1,013,784

Gross profit	116,975	43,308	7,342	167,625
Operating expenses:
Selling and administrative expenses	87,779	42,088	6,392	136,259
Severance and restructuring expenses	916	(211)	—	705

Earnings from operations	$28,280	$1,431	$950	$30,661

Total assets at period end	$1,579,440	$394,330	$65,665	$2,039,435	**

**	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $447,588,000.

The tables below present information about our reportable operating segments as of and for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended September 30, 2013
	North America	EMEA	APAC	Consolidated
Net sales	$2,528,002	$1,071,578	$149,609	$3,749,189
Costs of goods sold	2,177,867	929,387	124,203	3,231,457

Gross profit	350,135	142,191	25,406	517,732
Operating expenses:
Selling and administrative expenses	272,573	133,297	18,241	424,111
Severance and restructuring expenses	2,554	5,773	—	8,327

Earnings from operations	$75,008	$3,121	$7,165	$85,294

Total assets at period end	$1,640,205	$391,531	$72,384	$2,104,120	*

*	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $484,424,000.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

	Nine Months Ended September 30, 2012
	North America	EMEA	APAC	Consolidated
Net sales	$2,718,062	$1,085,169	$151,535	$3,954,766
Costs of goods sold	2,357,094	932,198	126,191	3,415,483

Gross profit	360,968	152,971	25,344	539,283
Operating expenses:
Selling and administrative expenses	270,105	134,412	18,737	423,254
Severance and restructuring expenses	2,299	2,157	—	4,456

Earnings from operations	$88,564	$16,402	$6,607	$111,573

Total assets at period end	$1,579,440	$394,330	$65,665	$2,039,435	**

**	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $447,588,000.

We recorded the following pre-tax amounts, by operating segment, for depreciation and amortization, in the accompanying consolidated financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
North America	$8,037	$7,944	$24,344	$24,201
EMEA	2,213	1,952	6,334	5,757
APAC	217	242	659	677

Total	$10,467	$10,138	$31,337	$30,635

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

Consolidated net sales decreased 3% to $1.15 billion in the three months ended September 30, 2013, a decrease of $30.4 million compared to the three months ended September 30, 2012. Third quarter sales results were primarily driven by a decline in hardware and software sales in our EMEA segment and a decline in hardware and services sales in our North America segment, as well as a decline in software and services sales in APAC. Consolidated gross profit increased 1% year over year to $168.7 million, with gross margin increasing approximately 50 basis points year over year to 14.7%. The gross margin increase was driven by our North America business, which optimized funding under programs with strategic partners, drove double digit growth in fees earned on software enterprise agreements and improved profitability through sales of higher margin services offerings year over year. Our North America segment’s solid results in the third quarter were offset by the performance of our EMEA business, where we continued to see weakness in our mid-market hardware business and lower spending for software products by public sector clients. Although we have completed the roll out of our new IT system and expect productivity improvement over the coming quarters, our hardware business in the United Kingdom is significantly underperforming due to weak sales execution and systems integration challenges affecting productivity. Throughout the quarter, on a global basis we continued our focus on tight cost control, specifically on reducing our operating costs in EMEA. All of this resulted in a 14% decline in earnings from operations during the third quarter of 2013 compared to the third quarter of 2012. On a consolidated basis, we reported earnings from operations of $26.3 million, net earnings of $15.0 million and diluted earnings per share of $0.35 for the third quarter of 2013. This compares to earnings from operations of $30.7 million, net earnings of $19.4 million and diluted earnings per share of $0.43 for the third quarter of 2012.

Our consolidated results of operations for the third quarter of 2013 include severance expense, net of adjustments, totaling $2.4 million, $1.7 million net of tax, compared to $705,000, $428,000 net of tax, recorded during the third quarter of 2012. Net of tax amounts were computed using the statutory tax rate for the taxing jurisdictions in the operating segment in which the related expenses were recorded, adjusted for the effects of valuation allowances on net operating losses in certain jurisdictions.

Details about segment results of operations can be found in Note 11 to the Consolidated Financial Statements in Part I, Item 1 of this report.

As previously disclosed, our largest software partner has changed its channel incentive program beginning in October 2013. The changes vary in substance and timing across this partner’s offerings, with some of the changes becoming effective in the fourth quarter and some becoming effective as client contracts renew under their stated terms over the next few years. We continue to analyze the program changes related to our portfolio of contracts and currently believe that we will receive between $15 and $20 million less in incentives from this partner in 2014. We are working to take the necessary strategic steps to preserve our profitability and have identified actions associated with new business and cost reduction measures in 2014 that we expect will offset the adverse effect of these changes.

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

Results of Operations

The following table sets forth for the periods presented certain financial data as a percentage of net sales for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	85.3	85.8	86.2	86.4

Gross profit	14.7	14.2	13.8	13.6
Selling and administrative expenses	12.2	11.5	11.3	10.7
Severance and restructuring expenses	0.2	0.1	0.2	0.1

Earnings from operations	2.3	2.6	2.3	2.8
Non-operating expense, net	0.2	0.2	0.2	0.0

Earnings before income taxes	2.1	2.4	2.1	2.8
Income tax expense	0.8	0.8	0.8	1.0

Net earnings	1.3%	1.6%	1.3%	1.8%

We experience certain seasonal trends in our sales of IT hardware, software and services. Software sales are typically higher in our second and fourth quarters, particularly the second quarter; business clients, particularly larger enterprise businesses in the U.S., tend to spend more in our fourth quarter, as they utilize their remaining capital budget authorizations, and less in the first quarter; sales to the federal government in the U.S. are often stronger in our third quarter, while sales in the state and local government and education markets are stronger in our second quarter; and sales to public sector clients in the United Kingdom are often stronger in our first quarter. These trends create overall seasonality in our consolidated results such that sales and profitability are expected to be higher in the second and fourth quarters of the year.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Throughout this “Results of Operations” section, we refer to changes in net sales, gross profit and selling and administrative expenses in EMEA and APAC excluding the effects of foreign currency movements. In computing these change amounts and percentages, we compare the current period amount as translated into U.S. dollars under the applicable accounting standards to the prior period amount in local currency translated into U.S. dollars utilizing the average translation rate for the current period.

Net Sales. Net sales for the three months ended September 30, 2013 decreased 3% compared to the three months ended September 30, 2012. Net sales for the nine months ended September 30, 2013 decreased 5% compared to the nine months ended September 30, 2012. Our net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2013	2012	Change	2013	2012	Change
North America	$857,935	$868,765	(1%)	$2,528,002	$2,718,062	(7%)
EMEA	263,551	276,621	(5%)	1,071,578	1,085,169	(1%)
APAC	29,534	36,023	(18%)	149,609	151,535	(1%)

Consolidated	$1,151,020	$1,181,409	(3%)	$3,749,189	$3,954,766	(5%)

Net sales in North America decreased 1%, or $10.8 million, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Net sales of software increased 9% year over year. Net sales of hardware and services both decreased 5%, year to year. The increase in software sales was driven by strong execution related to enterprise software agreement sales during the quarter due to particularly strong sales of business productivity products to U.S. federal government clients and higher sales of software enterprise agreements in the commercial space. Lower hardware sales to large enterprise clients more than offset increased hardware sales in the public sector during the current quarter.

Net sales in North America decreased 7%, or $190.1 million, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. On a year to date basis, net sales of hardware, software and services decreased 9%, 4% and 2%, respectively, year to year.

Net sales in EMEA decreased 5%, or $13.1 million, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Excluding the effects of foreign currency movements, net sales decreased 6% compared to the third quarter of last year. Net sales of services increased 33% year over year, while net sales of hardware and software decreased 4% and 7%, respectively, year to year, all in U.S. dollars. Excluding the effects of foreign currency movements services net sales increased 31%, while net sales of hardware and software declined 4% and 9%, respectively, compared to the third quarter of 2012. The decline in hardware net sales was due primarily to reduced volume in sales to large enterprise as well as mid-market clients, particularly in the United Kingdom. The decline in software net sales was due primarily to lower volume with our existing public sector clients, partially offset by higher volume with large enterprise and mid-market clients. The increase in net sales of services was due primarily to new client engagements and higher volume with existing clients.

Net sales in EMEA decreased 1%, or $13.6 million, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, in U.S. dollars and decreased 2% year to year excluding the effects of foreign currency movements. On a year to date basis, net sales of software and services were up 3% and 36%, respectively, year over year in U.S. dollars, while net sales of hardware declined 10% year to year. Net sales of software and services were up 1% and 35%, respectively, while net sales of hardware declined 9% year to year, excluding the effects of foreign currency movements.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Net sales in APAC decreased 18%, or $6.5 million, for the three months ended September 30, 2013, compared to the three months ended September 30, 2012. Excluding the effects of foreign currency movements, net sales decreased 11% compared to the third quarter of last year. The decrease primarily resulted from lower volume with mid-market and public sector clients.

Our APAC segment recognized net sales of $149.6 million for the nine months ended September 30, 2013, a decrease of 1% compared to the nine months ended September 30, 2012 in U.S. dollars. Excluding the effects of foreign currency movements, net sales increased 3% year over year. The increase primarily resulted from an increase in sales to public sector and commercial clients in the Australian market.

The percentage of net sales by category for North America, EMEA and APAC were as follows for the three months ended September 30, 2013 and 2012:

	North America		EMEA		APAC
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
Sales Mix	2013	2012	2013	2012	2013	2012
Hardware	64%	66%	46%	46%	4%	2%
Software	30%	28%	51%	52%	91%	92%
Services	6%	6%	3%	2%	5%	6%

	100%	100%	100%	100%	100%	100%

The percentage of net sales by category for North America, EMEA and APAC were as follows for the nine months ended September 30, 2013 and 2012:

	North America		EMEA		APAC
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
Sales Mix	2013	2012	2013	2012	2013	2012
Hardware	61%	62%	35%	38%	3%	2%
Software	32%	32%	63%	60%	94%	94%
Services	7%	6%	2%	2%	3%	4%

	100%	100%	100%	100%	100%	100%

Gross Profit. Gross profit for the three months ended September 30, 2013 increased 1% compared to the three months ended September 30, 2012, with gross margin increasing approximately 50 basis points to 14.7% for the three months ended September 30, 2013 compared to 14.2% for the three months ended September 30, 2012. For the nine months ended September 30, 2013, gross profit decreased 4% compared to the nine months ended September 30, 2012, with gross margin increasing approximately 20 basis points to 13.8% for the nine months ended September 30, 2013 compared to 13.6% for the nine months ended September 30, 2012. Our gross profit and gross profit as a percentage of net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	% of Net Sales	2012	% of Net Sales	2013	% of Net Sales	2012	% of Net Sales
North America	$122,944	14.3%	$116,975	13.5%	$350,135	13.9%	$360,968	13.3%
EMEA	39,343	14.9%	43,308	15.7%	142,191	13.3%	152,971	14.1%
APAC	6,381	21.6%	7,342	20.4%	25,406	17.0%	25,344	16.7%

Consolidated	$168,668	14.7%	$167,625	14.2%	$517,732	13.8%	$539,283	13.6%

North America’s gross profit for the three months ended September 30, 2013 increased 5% compared to the three months ended September 30, 2012. As a percentage of net sales, gross margin increased approximately 80 basis points to 14.3% from 13.5% year over year. The increase was primarily attributable to a 45 basis point increase in product margin, which includes vendor funding and freight, resulting from the effect of an increase in vendor funding from improvements in the mix of hardware sales with key strategic partners year over year, and a 34 basis point increase in margin resulting from a higher mix of agency fees for enterprise software agreements.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

North America’s gross profit for the nine months ended September 30, 2013, decreased 3% compared to the nine months ended September 30, 2012. As a percentage of net sales, gross margin increased approximately 60 basis points to 13.9% from 13.3%, year over year, reflecting a 24 basis point increase in product margin, which includes vendor funding and freight, driven primarily by increased vendor funding year over year, a 17 basis point improvement in margin generated by services due to a higher mix of higher margin services sales in the nine months ended September 30, 2013 and a 15 basis point increase in margin resulting from a higher mix of agency fees for enterprise software agreements. Services gross profit also improved this quarter compared to the same period last year.

EMEA’s gross profit decreased 9% in U.S. dollars for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Excluding the effects of foreign currency movements, gross profit was down 10% compared to the third quarter of last year. As a percentage of net sales, gross margin decreased approximately 80 basis points to 14.9% from 15.7% year to year. A net decrease in product margin, which includes vendor funding and freight, of 95 basis points was primarily driven by a decrease in hardware product margin of 137 basis points, partially offset by an increase in software product margin of 38 basis points. The decline in hardware product margin was due to changes in client and product mix, as well as efforts to regain market share via selective discounting in a competitive environment. The increase in software product margin primarily resulted from high dollar, lower margin transactions in the prior year quarterly comparison period, partially offset by a reduction in partner funding as a result of decreased volume and program changes year to year. The net decrease in product margin was offset by an increase in gross margin from sales of services of 28 basis points due to new client wins and higher volume with existing clients and an 11 basis point increase in margin resulting from higher agency fees for enterprise software agreements. Additionally, gross margin was negatively affected by 9 basis points due to lower supplier discounts year to year and by 8 basis points due to an increase in the inventory provision as a percentage of net sales year to year.

EMEA’s gross profit declined 7% for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. Excluding the effects of foreign currency movements, gross profit was also down 7% compared to the first nine months of last year. As a percentage of net sales, gross margin for the nine month periods decreased approximately 80 basis points to 13.3% from 14.1% year to year, due primarily to: a net decrease in product margin, which includes vendor funding and freight, of 88 basis points, primarily driven by changes in product mix; a decline in margin from agency fees for enterprise software agreements of 9 basis points due to lower volume and the effect of program changes from our largest software partner; and the negative effect of lower supplier discounts of 9 basis points year to year. These decreases in gross margin were partially offset by an increase in margin generated by services of 28 basis points year over year.

APAC’s gross profit decreased 13% for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Excluding the effects of foreign currency movements, gross profit decreased 5% compared to the third quarter of last year. The decrease was due primarily to the effect of partner program changes and lower product sales volume in the three months ended September 30, 2013. As a percentage of net sales, gross margin increased approximately 120 basis points to 21.6% from 20.4% year over year, due primarily to the effect of a higher mix of software maintenance sales, which are recorded net of related costs within the net sales line item, in the third quarter of 2013 compared to the third quarter of 2012.

APAC’s gross profit remained flat for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. Excluding the effects of foreign currency movements, gross profit increased 4% compared to the first nine months of last year. As a percentage of net sales, gross margin increased approximately 30 basis points year over year, due primarily to the effect of a higher mix of software maintenance sales recorded on a net basis in the nine months ended September 30, 2013 compared to the first nine months of 2012.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Operating Expenses.

Selling and Administrative Expenses. Selling and administrative expenses increased $3.7 million, or 3%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. For the nine months ended September 30, 2013, selling and administrative expenses increased $857,000, or less than 1%, compared to the nine months ended September 30, 2012. Our selling and administrative expenses as a percent of net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	% of Net Sales	2012	% of Net Sales	2013	% of Net Sales	2012	% of Net Sales
North America	$93,082	10.8%	$87,779	10.1%	$272,573	10.8%	$270,105	9.9%
EMEA	41,232	15.6%	42,088	15.2%	133,297	12.4%	134,412	12.4%
APAC	5,651	19.1%	6,392	17.7%	18,241	12.2%	18,737	12.4%

Consolidated	$139,965	12.2%	$136,259	11.5%	$424,111	11.3%	$423,254	10.7%

North America’s selling and administrative expenses increased 6%, or $5.3 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 and, as a percentage of net sales, increased approximately 70 basis points to 10.8%, due primarily to an increase in professional fees of approximately $3.4 million year over year. In the three months ended September 30, 2013, we incurred certain professional consulting services that were specific to a project that was completed during the quarter. The year over year comparison for professional fees was also affected by a prior year reduction in legal expenses of $2.0 million associated with the recovery during the three months ended September 30, 2012 of costs incurred in previous periods. In addition, the year over year increase in selling and administrative expenses was affected by salaries and wages and employee benefit expenses that were approximately $1.9 million higher year over year due to increased headcount and higher health benefits claims in the three months ended September 30, 2013.

North America’s selling and administrative expenses increased 1%, or $2.5 million, for the nine months ended September 30, 2013, due primarily to the increase in professional fees noted above. In addition, the year over year comparison was affected by a prior year gain of $1.2 million on the sale of a portfolio of non-core service contracts that we recognized in the nine months ended September 30, 2012.

EMEA’s selling and administrative expenses decreased 2%, or $856,000, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 and increased approximately 40 basis points year over year as a percentage of net sales to 15.6%. Excluding the effects of foreign currency movements, selling and administrative expenses decreased 4% compared to the third quarter of last year. The year to year decrease was primarily driven by a decrease in salaries and wages due to restructuring actions in prior periods and lower variable compensation due to the decline in gross profit year to year.

EMEA’s selling and administrative expenses decreased 1%, or $1.1 million, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Excluding the effects of foreign currency movements, selling and administrative expenses also decreased 1% compared to the first nine months of last year.

APAC’s selling and administrative expenses decreased 12%, or $741,000, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, but increased year over year as a percentage of net sales by approximately 140 basis points to 19.1%. Excluding the effects of foreign currency movements, selling and administrative expenses decreased 3% compared to the third quarter of last year. The decrease year to year was primarily driven by lower variable compensation due to the decline in gross profit year to year.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

APAC’s selling and administrative expenses decreased 3%, or $496,000, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Excluding the effects of foreign currency movements, selling and administrative expenses increased 1% compared to the first nine months of last year due to investments in sales and services headcount.

Severance and Restructuring Expenses. During the three months ended September 30, 2013, North America and EMEA recorded severance expense of approximately $530,000 and $1.9 million, respectively, related to certain restructuring activities. During the nine months ended September 30, 2013, North America and EMEA recorded severance expense, net of adjustments, totaling $2.6 million and $5.8 million, respectively. The charges were related to the elimination of certain positions as part of a re-alignment of roles and responsibilities. Comparatively, during the three months ended September 30, 2012, North America recorded severance expense of $916,000, net of adjustments, and EMEA recorded a reduction to severance and restructuring expenses of $211,000 due to changes in estimates of accruals associated with previous restructuring actions as cash payments were made. During the nine months ended September 30, 2012, North America and EMEA recorded severance expense, net of adjustments, totaling $2.3 million and $2.2 million, respectively.

Non-Operating (Income) Expense.

Interest Income. Interest income for the three and nine months ended September 30, 2013 and 2012 was generated through cash equivalent short-term investments. The decrease in interest income year over year is primarily due to lower average invested cash balances during the three and nine months ended September 30, 2013.

Interest Expense. Interest expense for the three and nine months ended September 30, 2013 and 2012 primarily relates to borrowings under our financing facilities and capital lease obligation and imputed interest under our inventory financing facility. Interest expense for the three months ended September 30, 2013 decreased 6%, or $99,000, compared to the three months ended September 30, 2012. The decrease was due primarily to lower average daily balances on our debt facilities in the 2013 periods, partially offset by increases in imputed interest under our inventory financing facility due to higher usage. Interest expense for the nine months ended September 30, 2013 increased less than 1%, or $27,000, compared to the nine months ended September 30, 2012. Imputed interest under our inventory financing facility was $591,000 and $1.8 million for the three and nine months ended September 30, 2013, respectively, compared to $520,000 and $1.4 million for the three and nine months ended September 30, 2012, respectively. These increases were due to higher outstanding balances and increases in our average incremental borrowing rate used to compute the imputed interest amounts. For a description of our various financing facilities, see Note 3 to our Consolidated Financial Statements in Part I, Item 1 of this report.

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

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Income Tax Expense. Our effective tax rate for the three months ended September 30, 2013 was 37.8% compared to 32.6% for the three months ended September 30, 2012. Our effective tax rate for the nine months ended September 30, 2013 was 37.2% compared to 34.5% for the nine months ended September 30, 2012. The increases in our effective tax rates for the three and nine months ended September 30, 2013 were primarily due to higher losses in certain foreign jurisdictions resulting in an increase in the valuation allowance for deferred tax assets related to these foreign operating losses. The year over year increases in our effective tax rates were also affected by discrete items recognized in each period. The effective tax rate for the nine months ended September 30, 2013 was lower than the rate for the third quarter of 2013 due to the recognition of certain tax benefits related to the re-measurement or settlement of specific uncertain tax positions during the first quarter of 2013.

Liquidity and Capital Resources

The following table sets forth certain consolidated cash flow information for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$66,576	$30,092
Net cash used in investing activities	(14,145)	(26,285)
Net cash (used in) provided by financing activities	(64,556)	4,512
Foreign currency exchange effect on cash flows	(4,962)	4,020

(Decrease) increase in cash and cash equivalents	(17,087)	12,339
Cash and cash equivalents at beginning of period	152,119	128,336

Cash and cash equivalents at end of period	$135,032	$140,675

Cash and Cash Flow

Our primary uses of cash during the nine months ended September 30, 2013 were to fund working capital requirements, capital expenditures and repurchases of our common stock. Operating activities in the nine months ended September 30, 2013 provided $66.6 million in cash, compared to $30.1 million during the nine months ended September 30, 2012, due to lower working capital needs on decreased sales during the nine months ended September 30, 2013. We had net combined borrowings on our long-term debt under our senior revolving credit facility and our ABS facility of $8.0 million, net repayments under our inventory financing facility of $19.9 million and repurchased $50.0 million of our common stock in open market transactions during the nine months ended September 30, 2013. Capital expenditures were $14.1 million for the nine months ended September 30, 2013, a 37% decrease from the nine months ended September 30, 2012, as our IT system upgrade projects are nearing completion. Cash flows for the nine months ended September 30, 2013 were negatively affected by $5.0 million as a result of foreign currency exchange rates, whereas cash flows benefited $4.0 million in the nine months ended September 30, 2012 from foreign currency exchange rates.

Net cash provided by operating activities. Cash flow from operations for the nine months ended September 30, 2013 and 2012 reflect our net earnings, adjusted for non-cash items such as depreciation, amortization, stock-based compensation expense, gain on bargain purchase and write-offs and write-downs of assets, as well as changes in accounts receivable, accounts payable, inventories and accrued expenses and other liabilities. For both periods, we anticipated decreases in accounts receivable and accounts payable due to the seasonal decrease in net sales from the fourth quarter to the third quarter, which result in lower accounts receivable and accounts payable balances as of September 30, compared to December 31. The decrease in both balances was greater in the nine months ended September 30, 2013 because the accounts receivable and accounts payable balances at December 31, 2012 reflect a single significant sale transacted with a public sector client in North America late in December 2012, which increased the December 31, 2012 accounts receivable and accounts payable balances. For the 2013 period, the increase in inventories is primarily attributable to an increase in inventory levels at September 30, 2013 to support specific client engagements and the effect of hardware sale transactions in transit to clients as of September 30, 2013, such that delivery was not deemed to have occurred until the product was received by the client in early October 2013. For the 2012 period, the decrease in inventories was primarily a result of inventory management initiatives undertaken in our North America segment. The decrease in accrued expenses and other liabilities in both periods is primarily attributable to the timing of VAT and sales tax payments.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Our consolidated cash flow operating metrics for the quarters ended September 30, 2013 and 2012 were as follows:

	2013	2012
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	79	74
Days inventory outstanding (“DIOs”) (b)	11	10
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(59)	(54)

Cash conversion cycle (days) (d)	31	30

(a)	Calculated as the balance of accounts receivable, net at the end of the period divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 92 days.
(b)	Calculated as average inventories divided by daily costs of goods sold. Average inventories is calculated as the sum of the balances of inventories at the beginning of the quarter plus inventories at the end of the quarter divided by two. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 92 days.
(c)	Calculated as the balances of accounts payable, which includes the inventory financing facility, at the end of the period divided by daily costs of goods sold. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 92 days.
(d)	Calculated as DSOs plus DIOs, less DPOs.

Our cash conversion cycle was 31 days in the quarter ended September 30, 2013 compared to 30 days in the quarter ended September 30, 2012. The year over year increase in DSOs was offset by an increase in DPOs period to period. The increase in our cash conversion cycle was driven by the 1 day increase in DIOs resulting from increased inventory levels to support specific client engagements.

We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms granted to our clients in order to take advantage of supplier discounts. We intend to use cash generated in the remainder of 2013 in excess of working capital needs to pay down our outstanding debt balances, repurchase shares of our common stock and support our capital expenditures for the year. We also may use cash to fund potential acquisitions to add select capabilities.

Net cash used in investing activities. Capital expenditures of $14.1 million and $22.5 million for the nine months ended September 30, 2013 and 2012, respectively, were primarily related to investments in our IT systems. We expect capital expenditures for the full year 2013 to be between $18.0 million and $22.0 million, primarily for our IT systems upgrade projects and other facility and technology related upgrade projects.

During the nine months ended September 30, 2012, we acquired Inmac for $3.8 million, net of cash acquired.

Net cash (used in) provided by financing activities. During the nine months ended September 30, 2013, we repurchased $50.0 million of our common stock in open market transactions. These repurchases were part of a program approved by our Board of Directors in February 2013. All shares repurchased were immediately retired. During the nine months ended September 30, 2013, we had net combined borrowings on our long-term debt under our senior revolving credit facility and ABS facility that increased our outstanding debt balance by $8.0 million, and we had net repayments of $19.9 million under our inventory financing facility during the period. During the nine months ended September 30, 2012, we had net combined repayments on our long-term debt under our senior revolving credit facility and ABS facility that decreased our outstanding debt balance by $3.0 million, and we had net borrowings of $9.3 million under our inventory financing facility during the period.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our revolving facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization and (iv) non-cash stock-based compensation (“adjusted earnings”). The maximum leverage ratio permitted under the agreements is 2.75 times trailing twelve-month adjusted earnings. We anticipate that we will be in compliance with our maximum leverage ratio requirements over the next four quarters. However, a significant drop in the Company’s adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below the Company’s consolidated maximum facility amounts. Based on the Company’s maximum leverage ratio as of September 30, 2013, the Company’s debt balance that could have been outstanding under our senior revolving facility and our ABS facility was reduced from the maximum borrowing capacity of $550.0 million to $462.4 million, of which $88.0 million was outstanding at September 30, 2013. Our debt balance as of September 30, 2013 was $88.7 million, including our capital lease obligation for certain IT equipment. As of September 30, 2013, the current portion of our long-term debt relates solely to our capital lease obligation.

Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the U.S. We do not provide for U.S. income taxes on the undistributed earnings of those of our foreign subsidiaries where earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. As of September 30, 2013, we had approximately $119.8 million in cash and cash equivalents in certain of our foreign subsidiaries where we consider undistributed earnings of these foreign subsidiaries to be permanently reinvested. As of September 30, 2013, the majority of our foreign cash resides in the Netherlands, Canada and Australia. Certain of these cash balances could and will be remitted to the U.S. by paying down intercompany payables generated in the ordinary course of business. This repayment would not change our policy to indefinitely reinvest earnings of our foreign subsidiaries. We intend to use undistributed earnings for general business purposes in the foreign jurisdictions as well as to fund our IT systems, potential small acquisitions and various facility upgrades.

We anticipate that cash flows from operations, together with the funds available under our financing facilities, will be adequate to support our presently anticipated cash and working capital requirements for operations as well as other strategic investments over the next 12 months. We currently do not intend nor foresee a need to repatriate any foreign undistributed earnings. We expect existing domestic cash and cash flows from operations to continue to be sufficient to fund our domestic operating cash activities and cash commitments for investing and financing activities, such as capital expenditures and debt repayments, for at least the next 12 months.

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

The following table summarizes our open foreign currency forward contract held at September 30, 2013. All U.S. dollar and foreign currency amounts (Euros) are presented in thousands.

Buy
Foreign Currency	EUR
Foreign Amount	3,692
USD Equivalent	$5,000
Weighted Average Maturity	Less than 1 month

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and determined that as of September 30, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

We are nearing completion of our project to integrate our IT systems in North America onto a single platform. During the third quarter of 2013, we continued to integrate our software business onto the North America system. Additionally we continued planning and development work to integrate our APAC business onto the same platform used in North America, which we now plan to deploy in APAC in 2014.

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

INSIGHT ENTERPRISES, INC.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see “Commitments and Contingencies – Legal Proceedings” in Note 10 to the Consolidated Financial Statements in Part I, Item 1 of this report, which section is incorporated by reference herein.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended September 30, 2013.

We have never paid a cash dividend on our common stock, and our senior revolving credit facility contains restrictions on the payment of cash dividends. We currently intend to reinvest all of our earnings into our business and do not intend to pay any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three months ended September 30, 2013.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

INSIGHT ENTERPRISES, INC.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith

3.1	Composite Certificate of Incorporation of Insight Enterprises, Inc.	10-K	000-25092	3.1	February 17, 2006

3.2	Amended and Restated Bylaws of Insight Enterprises, Inc.	8-K	000-25092	3.1	January 14, 2008

4.1	Specimen Common Stock Certificate	S-1	33-86142	4.1	January 24, 1995

10.1	Amended and Restated Release and Transition Agreement dated August 18, 2013 between Insight Direct (U.K.) Limited and Stuart A. Fenton					X

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14					X

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	Interactive data files pursuant to Rule 405 of Regulation S-T					X

INSIGHT ENTERPRISES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 30, 2013	INSIGHT ENTERPRISES, INC.

	By:	/s/ Kenneth T. Lamneck
Kenneth T. Lamneck
President and Chief Executive Officer
(Duly Authorized Officer)

	By:	/s/ Glynis A. Bryan
Glynis A. Bryan
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Dana A. Leighty
Dana A. Leighty
Vice President, Finance
(Principal Accounting Officer)