Form 10-K
period 2013-12-31
INSIGHT ENTERPRISES INC
filed 2014-02-21
CIK 932696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock as reported on The Nasdaq Global Select Market on June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $741,901,027.

The number of shares outstanding of the registrant’s common stock on February 14, 2014 was 41,510,512.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2014 Annual Meeting of Stockholders have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

INSIGHT ENTERPRISES, INC.

ANNUAL REPORT ON FORM 10-K

Year Ended December 31, 2013

INSIGHT ENTERPRISES, INC.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect net sales, gross profit, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows, cash needs and the payment of accrued expenses and liabilities; the effect of changes being implemented by our largest software partner to elements of its channel incentive program; that partner funding may be further reduced or limited and our ability to implement cost reduction initiatives to offset adverse changes resulting therefrom; the expected effects of seasonality on our business; that there will be further consolidation in the IT industry; our exposure to derivative counterparty concentration and non-performance risks; our business strategy and our strategic initiatives, including our efforts to grow by expanding our sales team and technical expertise, adding to our services partner network in Europe and Canada, increasing our products and services to existing and new clients, and expanding and accelerating our cloud and SaaS offerings; the availability of competitive sources of products for our purchase and resale; industry pricing and consolidation trends; our intentions concerning the payment of dividends; our acquisition strategy; our ability to offset the effects of inflation and manage any increase in interest rates; trends related to our effective tax rate; effects of acquisitions or dispositions; projections of capital expenditures in 2014; the sufficiency of our capital resources and the availability of financing and our needs or plans relating thereto; the effect of new accounting principles or changes in accounting policies; the effect of indemnification obligations; projections about the outcome of ongoing tax audits; statements related to accounting estimates, including estimated stock-based compensation award forfeitures, the timing of the payment of restructuring obligations and the realization of deferred tax assets, the timing of the amortization of intangible assets, the recognition of equity compensation expense and the resolution of uncertain tax positions; our positions and strategies with respect to ongoing and threatened litigation; our ability to increase our market share; that pricing pressures in the Information Technology (“IT”) industry will continue; our plans to complete the upgrade and integration of our IT systems, including the timing relating thereto; the sufficiency of our facilities; the possibility that we may take future restructuring actions; our intention not to repatriate certain foreign undistributed earnings where management considers those earnings to be reinvested indefinitely and plans relating thereto; our plans to use cash flow from operations for working capital, to pay down debt, make capital expenditures, repurchase shares of our common stock, and fund acquisitions; our exposure to off-balance sheet arrangements; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:

•	our reliance on partners for product availability and competitive products to sell as well as our competition with our partners;

•	our reliance on partners for marketing funds and purchasing incentives;

•	changes in the IT industry and/or rapid changes in technology;

•	disruptions in our IT systems and voice and data networks, including risks and costs associated with the integration and upgrade of our IT systems;

•	actions of our competitors, including manufacturers and publishers of products we sell;

•	failure to comply with the terms and conditions of our commercial and public sector contracts;

•	the security of our electronic and other confidential information;

•	general economic conditions;

•	our dependence on certain personnel;

•	the variability of our net sales and gross profit;

•	the integration and operation of acquired businesses, including our ability to achieve expected benefits of the acquisitions;

•	the risks associated with our international operations;

•	exposure to changes in, interpretations of, or enforcement trends related to tax rules and regulations; and

•	intellectual property infringement claims and challenges to our registered trademarks and trade names.

INSIGHT ENTERPRISES, INC.

Additionally, there may be other risks that are otherwise described from time to time in the reports that we file with the Securities and Exchange Commission. Any forward-looking statements in this report should be considered in light of various important factors, including the risks and uncertainties listed above, as well as others. We assume no obligation to update, and, except as may be required by law, do not intend to update, any forward-looking statements. We do not endorse any projections regarding future performance that may be made by third parties.

INSIGHT ENTERPRISES, INC.

PART I

Item 1.	Business

General

Insight Enterprises, Inc. (“Insight” or the “Company”) is a leading global provider of information technology (“IT”) solutions to businesses and public sector institutions. The Company is organized in the following three operating segments, which are primarily defined by their related geographies:

Operating Segment*	Geography	% of 2013 Consolidated Net Sales
North America	United States and Canada	67%
EMEA	Europe, Middle East and Africa	29%
APAC	Asia-Pacific	4%

*	Additional detailed segment and geographic information can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and in Note 18 to the Consolidated Financial Statements in Part II, Item 8 of this report.

We provide integrated IT solutions to our clients through our extensive hardware, software and services offerings and efficient supply chain combined with highly skilled technology specialists and engineers with expertise in complex solutions such as data center, collaboration, application integration and migration, security, virtualization and cloud. With broad technical scope and capabilities, we offer a single source for our clients’ diverse IT requirements. We assess, design, deploy and manage IT solutions to help our clients enable, manage and secure their IT environments. Our product fulfillment and logistics capabilities, management tools and technical expertise make designing, deploying and managing IT solutions easier for our clients while helping them control their IT costs. Insight has locations in 22 countries, and we have the capabilities to serve clients in more than 200 countries with software provisioning and related services, transacting business in 15 languages and 15 currencies. Currently, our offerings in North America and select countries in EMEA include a suite of IT hardware, software and services solutions. Our offerings in the remainder of EMEA and in APAC are almost entirely software and select software-related services. On a consolidated basis, hardware, software and services represented 51%, 44% and 5%, respectively, of our net sales in 2013 compared to 52%, 43% and 5%, respectively, in 2012.

We began operations in Arizona in 1988, incorporated in Delaware in 1991 and completed our initial public offering in 1995. Our corporate headquarters are located in Tempe, Arizona. We began operations in the U.S., expanded into Canada in 1997 and into the United Kingdom in 1998. In 2006, through our acquisition of Software Spectrum, Inc., we expanded deeper into global markets in EMEA and APAC. In 2008, through our acquisitions of Calence, LLC in North America and MINX Limited in the United Kingdom, we enhanced our global technical expertise around higher-end networking and communications technologies, as well as managed services and security. In 2011, we enhanced our professional services capabilities by acquiring Tempe, Arizona-based Ensynch, Incorporated (“Ensynch”). In 2012, we expanded our hardware capabilities into key markets in our existing European footprint by acquiring Inmac GmbH and Micro Warehouse BV (“Inmac”), a broad portfolio business-to-business hardware reseller based in Germany and the Netherlands servicing clients in Western Europe. Through the evolution of our business and these acquisitions, we have successfully migrated from a hardware reseller to a comprehensive IT solutions provider.

Values

We are focused on instilling a winning culture and have an established set of values that set the tone for our business and define who we are. Our core values are:

•	We Exist to Win the Loyalty of Our Clients

•	We Respect Each Other

•	We Develop and Value Our Teammates

•	We Act with Integrity

•	We Strive for Operational Excellence in All We Do

INSIGHT ENTERPRISES, INC.

We believe that these values strengthen the overall Insight experience for our teammates, clients and partners (we refer to our employees as “teammates,” our customers as “clients” and our suppliers as “partners”). By living these values, we believe we are able to attract, develop and retain great talent. We have identified eleven tenets which we define as the “Insight Way” of living our core values:

•	Everyone either adds value for a client or adds value for someone who is.

•	We are in this to win and have fun doing it.

•	We recognize and reward teammates for achievements.

•	The key to our success is relentless continuous improvement for every business process.

•	We treat the dollars we spend as if they were our own.

•	We strive to be the best choice for our partners.

•	We hold ourselves and others accountable.

•	We listen and encourage healthy debate and resolve conflict directly.

•	We hire and retain passionate team players who drive superior results.

•	We take responsibility for diversity, the environment and communities we live in.

•	We embrace change and encourage innovative and creative ideas.

Business Strategy

Our vision is to be the trusted advisor to our clients, helping them enhance their business performance through innovative technology solutions. Our value is our ability to guide, advise, implement and manage IT solutions for our clients, and our strategy is to grow profitable market share by delivering relevant IT solutions to our clients on a scalable support and delivery platform. With the continual emergence of new technologies and technology solutions in the IT industry, we believe businesses continue to seek technology providers to supply value-added advice to help them identify and deploy IT solutions, rather than to just supply product selection, price and availability. We believe that Insight has a unique position in the market and can gain profitable market share and provide enhanced value to our clients. We have deep services and solutions capabilities, we have a multi-national footprint, and we serve a broad range of clients by industry and by geography. We also have a multi-partner approach and excel at providing broad product selection at competitive prices through an efficient supply chain and delivery platform.

We believe that what differentiates Insight from our competitors is:

•	Our global scale and reach – we had $5.1 billion in net sales in 2013 and have the capabilities to serve clients in more than 200 countries with software provisioning and related services.

•	Our people – we have over 5,200 teammates worldwide, including over 1,100 skilled, certified consulting and service delivery professionals.

•	Our breadth and depth of services – we have developed services capabilities focused on managed, technical and professional services, particularly in the United States and the United Kingdom.

•	Our business foundation – we have a broad offering of hardware and software products, with access to billions of dollars in virtual inventory, efficient supply chain execution and customizable e-commerce capabilities.

•	Our partners and clients – we have a multi-partner approach and have partnerships with all of the leading product manufacturers, software publishers and distribution partners and service a global portfolio of commercial and public sector clients.

Our long-term strategy extends and expands upon our 2013 growth initiatives and includes three components:

•	Grow our traditional core business faster than market and expand our services sales;

•	Be a global channel leader in cloud products and services; and

•	Employ strict operational discipline in all that we do to maximize our earnings from operations margin.

Grow our traditional core business faster than market and expand our services sales. Our geographically aligned sales and delivery model is centered on profitable organic growth and market share gain. We remain focused on selling into a specific set of targeted clients that are part of our total addressable market, or as we call it, our TAM. Key initiatives include a go-to-market model in selected cities in North America where we are investing in sales, technical and delivery resources to drive growth with existing and new TAM clients as well as to drive expansion in specific service/solution areas with key partners. In addition to our continued focus on the large enterprise client market, we are putting particular emphasis on increasing our share of the middle market client group, which is key to our strategy in all geographies. In North America, we are prioritizing our investment in select vertical markets, including K-12 education, healthcare and service provider. In all regions, we will also continue to target the public sector. We are addressing these opportunities to grow market share by investing in our sales and technical support teams in all geographies and investing in enhanced training initiatives.

INSIGHT ENTERPRISES, INC.

In addition to our focus on new clients, we seek to increase our share of our current clients’ annual IT budgets. We are investing in focused training programs in North America and have tighter alignment between our sales teammates and our specialists, who have more advanced technical expertise, to ensure that our sales teammates are able to sell across our portfolio of offerings. We launched our new IT system in EMEA, and we now have the systems capabilities to offer hardware in key markets in EMEA. Our operating model, which includes a mix of trained teammates, management systems and IT systems, allows us to tailor offerings based on the size and complexity of our client. Accordingly, we believe that there are opportunities for Insight to expand our existing client relationships by increasing the types of products and services that our clients buy from us.

We have identified, and are engaged with, top IT partners in designing, procuring, deploying, implementing and managing solutions that combine hardware, software and services to meet the specific and critical technology needs of our clients. Our services/solutions can be provided through a variety of delivery mechanisms, including on-premise, through our remote operations center, or through a private, public or hybrid cloud. The key areas of focus are:

•	Integrated Collaboration –integrating the best of breed features across Cisco and Microsoft

•	Endpoint Optimization – securing cross-platform application delivery

•	Multi-site Deployment – integrating store architecture and management

•	Next Generation Data Center – designing a private, public or hybrid cloud roadmap and converged infrastructure platform

•	Private Cloud and Public Cloud Marketplace – migrating critical workloads to the cloud

Additionally, our solutions leverage technology from several of the above areas to meet the specific needs of our clients. Our go-to-market services strategy in the United States centers around teams structured to support our portfolio of solutions. In bringing the right solutions to market, these teams play a critical role in developing expertise and best practices, generating demand, providing sales support and overseeing project delivery. We have aligned our set of market relevant and differentiated service offerings to our areas of focus, and we believe we will grow our services sales through our focus on these profitable, repeatable and scalable solutions.

We intend to take advantage of the trends impacting the technology market, with a specific focus on cloud computing, but will also explore big data and choose-your-own-device programs. We are committed to taking advantage of and leveraging opportunities as manufacturers, publishers and service providers develop new technologies and as new channels for buying and supplying technology develop and gain market acceptance.

While Insight’s business was primarily built on hardware and software product sales, which are still the foundation of many of our client relationships today, we believe our services capabilities differentiate Insight in the marketplace and enhance our profitability. Although our services capabilities are most mature in our United States business, we are growing our capabilities in the United Kingdom and are selectively launching the offering of such services in Canada and certain countries in our EMEA and APAC segments.

In addition, we are developing our capabilities and expanding our service partner network in the United Kingdom, the Netherlands, Germany, France and Canada to deliver select hardware-related services to clients in those markets.

In other countries where we do not currently sell hardware, we intend to continue to enhance our software offerings by introducing Software as a Service (“SaaS”) cloud solutions, expanding our software-related services capabilities, and extending our client reach with middle market and public sector clients. In addition, we intend to maintain our global software capabilities to support our multinational clients. For a discussion of risks associated with international operations, see “Risk Factors – There are risks associated with our international operations that are different than the risks associated with our operations in the United States, and our exposure to the risks of a global market could hinder our ability to maintain and expand international operations,” in Part I, Item 1A of this report.

INSIGHT ENTERPRISES, INC.

Be a global channel leader in cloud products and services. Cloud computing represents an evolution in the IT world. Private, public and hybrid cloud solutions provide flexible, reliable and affordable solutions for delivering critical IT functions, such as email, data security, data center hosting and more. To date, Insight has sold in excess of seven million seats from various partners. We are developing solutions and services to make the transition from the traditional IT computing model to cloud computing easier for our clients.

Our cloud strategy is focused on solutions targeted to meet identified needs in specific client segments and to help our clients succeed in the cloud. We are executing on this initiative by aggressively building our solutions capabilities through a combination of potential tuck-in acquisitions and organic growth and becoming a leading single-source provider of best-in-class cloud computing solutions tailored to specific client segment requirements.

Building on our value as a technology solutions provider, the InsightCloud Solutions Center offers clients in North America and EMEA a new way to learn about, shop for, and manage and provision cloud computing solutions. The InsightCloud Solutions Center provides an array of cloud offerings from industry leaders, complete with client care support services and expert presale resources to assist in client decision making and implementation. The InsightCloud Solutions Center acts as our “as-a-service” aggregation portal linked to Insight.com, which enables integrated procurement and provisioning, a utility billing system, solution administration support and on-demand services.

Employ strict operational discipline in all that we do to maximize our earnings from operations margin. We are placing significant emphasis on profitability initiatives throughout the Company. We regularly perform client and partner profitability reviews and intend to expand our business relationships to drive an appropriate level of profitability. Additionally, we are continuing to implement specific action plans to remediate the negative effects on our gross profit of program changes implemented by our largest software partner.

We define operational excellence in terms of our productivity, or how we align our organizational and departmental goals to our daily work effort. We measure our productivity based on the ratio of our selling and administrative expenses to gross profit dollars and to net sales. In order to improve productivity, we have implemented a series of initiatives, including upgrading our IT systems to garner efficiencies in our business, standardizing the process by which we measure and reward the productivity of account representative teammates, defining and setting expectations for productivity levels for all teammates, embedding these metrics into job descriptions, benchmarking ourselves internally and externally and utilizing a formalized management system to review our progress through quarterly business reviews. We have established clear roles and accountabilities for all teammates and aligned compensation models and business processes to continue our focus on productivity improvements across our business.

Utilizing metrics and a management system to track our performance and a weekly sales management commitment process, we have visibility into our business to ensure resources are aligned to drive results. We believe that our continuous focus on operational excellence, business intelligence and improvement for every business process is yielding a significant long-term benefit to Insight.

Hardware, Software and Services Offerings

Hardware Offerings. We currently offer our clients in North America and select countries in EMEA a comprehensive selection of IT hardware products. We offer products from hundreds of manufacturers, including such industry leaders as Cisco, Hewlett-Packard (“HP”), Lenovo, Dell, EMC, NetApp, Apple and IBM. Our scale and purchasing power, combined with our efficient, high-volume and cost effective direct sales and marketing model, allow us to offer competitive prices. We believe that offering choices from multiple partners enables us to better serve our clients by providing a variety of product solutions to address their specific business needs. These needs may be based on particular client preferences or other criteria, such as real-time best pricing and availability, or compatibility with existing technology.

The four hardware technology categories we have identified as key to our solutions selling focus are:

•	Desktop, notebook and tablet

•	Networking

•	Server and power

•	Storage

INSIGHT ENTERPRISES, INC.

In addition to our distribution facilities, we have “direct-ship” programs with many of our partners, including manufacturers and distributors, allowing us to expand our product offerings without increasing inventory, handling costs or inventory risk exposure. As a result, we are able to provide a product offering with billions of dollars of products in virtual inventory. Convenience and product options among multiple brands are key competitive advantages against manufacturers’ direct selling programs, which are generally limited to their own brands and may not offer clients a complete or best-in-class solution across all product categories.

Software Offerings. Our clients acquire software applications from us in the form of licensing agreements with software publishers, boxed products, or through SaaS, whereby clients subscribe to software that is hosted either by the software publisher or a dedicated third-party hosting company. We offer products from hundreds of publishers, including such industry leaders as Microsoft, Adobe, VMware, Symantec, McAfee and Citrix. The majority of our clients obtain their software applications through licensing agreements, which we believe is a result of their ease of administration and cost-effectiveness. Licensing agreements, or right-to-copy agreements, allow a client to either purchase a license for each of its users in a single transaction or periodically report its software usage, paying a license fee based on the number of users.

As software publishers choose different models for implementing licensing agreements, businesses must evaluate the alternatives to ensure that they select the appropriate agreements and comply with the publishers’ licensing terms when purchasing and managing their software licenses. We work closely with our clients to understand their licensing needs and to educate them regarding the options available under publisher licensing agreements. Many of our clients who have elected to purchase software licenses through licensing agreements have also entered into software maintenance agreements, which allow clients to receive new versions, upgrades or updates of software products released during the maintenance period, in exchange for a specified annual fee. We assist our clients and partner publishers in tracking and renewing these agreements. In connection with certain enterprise-wide licensing agreements, publishers may choose to bill and collect from clients directly. In these cases, we earn a referral fee directly from the publisher.

The four software and licensing technology categories we have identified as key to our solutions selling focus are:

•	Office productivity

•	Virtualization

•	Creativity

•	Data protection

Additionally, we help our clients standardize their software environments while reducing costs and limiting risk through optimal license use and compliance management. We offer clients a portfolio of Software Asset Management (“SAM”) services, including SAM consultations, assessment of ISO standard attainment, and license reconciliations. We help clients determine their license rights and utilization rates, reconcile the difference, and then proactively track, analyze, and manage their software portfolio from procurement to update to retirement.

Services Offerings. We currently offer a suite of consulting, technical and managed services in the U.S. and the United Kingdom via Insight teammates, augmented by service partners to fill gaps in our geographic coverage or capabilities. We also utilize partners to deliver these services in Canada and selected services in the rest of EMEA and APAC. We believe that developing the breadth and quality of these capabilities internally or through targeted acquisitions over time will be a key differentiator for us. We have, and intend to continue to develop, an array of technical expertise and service capabilities to help identify, acquire, implement and manage technology solutions to allow our clients to improve their business performance.

INSIGHT ENTERPRISES, INC.

As discussed previously, to grow profitable market share, we have identified and are focused on select areas. Within these areas, we offer the following end-to-end capabilities:

•	Plan

•	Assessment and Strategy

•	Design

•	Deploy

•	Integration

•	Implementation

•	Operate

•	Management

•	Cloud and Hosted

•	Refresh

•	Warranty

•	Maintenance

We know that our clients have limited resources to provide reliable support to their end users and that it is important for them to maximize the life cycle and value of their IT investments. Our consulting services are focused on assessment and design in networking, unified communications, collaboration and office productivity. Insight’s technical services span multi-site deployment, on-site programs and maintenance with support across a wide range of hardware and software partners. Our managed services create an extension of our client’s team and include our Remote Network Operation Center (“RNOC”), our integration labs, our service desk and our National Repair Center (“NRC”). The RNOC provides 24x7 remote management of clients’ infrastructure, spanning network, server and storage. Our ISO certified labs deliver a range of services from imaging to configuration to remote testing of product in a client’s IT environment via secure Virtual Private Network (“VPN”) connections. The NRC offers repair, remarketing and overnight hot-swap services. We have a smaller RNOC in England with similar selected services.

We can also help our clients preserve capital and increase the value from limited resources by delivering business-critical applications and programs from the cloud. With low upfront costs and no need for in-house maintenance, “as-a-service” offerings are an effective alternative to potentially more expensive on-premise solutions. We partner with providers to deliver solutions around collaboration and messaging, managed security and data management, including Microsoft, Symantec, McAfee and IBM. We also help our clients successfully adopt “as-a-service” offerings by providing cloud readiness, migration and management services.

Our service teams are made up of industry-, technical- and product-certified engineers, consultants and specialists who are current on best practices and the latest developments in their respective practice areas and reference architectures.

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

Our Information Technology Systems

We have committed significant resources to the IT systems we own and use to manage our business and believe that our success is dependent upon our ability to provide prompt and efficient service to our clients based on the accuracy, quality and utilization of the information generated by our IT systems. Because these systems affect our ability to manage our sales, client service, partner relationships and programs, distribution, inventories and accounting systems and our voice and data networks, we have built redundancy into certain systems, maintain system outage policies and procedures and have comprehensive data backup. We are focused on driving improvements in sales productivity through upgraded IT systems to support higher levels of client satisfaction and new client acquisition, as well as garnering efficiencies in our business.

Over the past two years, we delivered a standardized system across North America by consolidating systems and removing operational barriers created by the multiple IT environments inherited in past acquisitions.

INSIGHT ENTERPRISES, INC.

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

During 2013, we completed the deployment of all countries in our EMEA operations onto a separate, single new IT system platform that gives us the capability to expand our sales of hardware and services, in addition to software, to clients in that region.

In 2014, we plan to migrate our APAC operations to the same IT system platform we use in North America.

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

Competition

The IT hardware, software and services industry is very fragmented and highly competitive. We compete with a large number and wide variety of marketers and resellers of IT hardware, software and services, including:

•	Direct marketers and resellers, such as CDW (North America), Systemax (Europe), Softchoice, Comparex, PC Connection, PCM, World Wide Technology, SHI, SoftwareONE, Computacenter, Specialist Computercenters, Bechtle and Cancom;

•	National and regional resellers, including value-added resellers, specialty retailers, aggregators, distributors, and to a lesser extent, national computer retailers, computer superstores, Internet-only computer providers, consumer electronics and office supply superstores and mass merchandisers;

•	Product manufacturers, such as Dell, HP, IBM and Lenovo;

•	Software publishers, such as IBM, Microsoft and Symantec;

•	Systems integrators, such as Compucom Systems, Inc.;

•	National and global service providers, such as IBM Global Services and HP/EDS; and

•	E-tailers, such as Newegg, Buy.com and e-Buyer (United Kingdom).

The competitive landscape in the industry is continually changing as various competitors expand their product and service offerings. In addition, emerging models such as cloud computing are creating new competitors and opportunities in messaging, infrastructure, security, collaboration and other services offerings, and, as with other areas, we both resell and compete directly with many of these offerings.

For a discussion of risks associated with the actions of our competitors, see “Risk Factors – The IT hardware, software and services industry is intensely competitive, and actions of our competitors, including manufacturers and publishers of products we sell, can negatively affect our business,” in Part I, Item 1A of this report.

Partners

During 2013, we purchased products and software from approximately 4,200 partners. Approximately 66% (based on dollar volume) of these purchases were directly from manufacturers or software publishers, with the balance purchased through distributors. Purchases from Microsoft accounted for approximately 30% of our aggregate purchases in 2013. No other partner accounted for more than 10% of purchases in 2013. Our top five partners as a group for 2013 were Microsoft, Cisco, Ingram Micro (a distributor), HP and Tech Data (a distributor), and approximately 63% of our total purchases during 2013 came from this group of partners. Although brand names and individual products are important to our business, we believe that competitive sources of supply are available in substantially all of our product categories such that, with the exception of Microsoft, we are not dependent on any single partner for sourcing products.

INSIGHT ENTERPRISES, INC.

During 2013, sales of Microsoft, HP and Cisco products accounted for approximately 30%, 14% and 11%, respectively, of our consolidated net sales. No other manufacturer’s products accounted for more than 10% of our consolidated net sales in 2013. Sales of product from our top five manufacturers/publishers as a group (Microsoft, HP, Cisco, Lenovo and VMware) accounted for approximately 66% of Insight’s consolidated net sales during 2013.

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

Teammates

As of December 31, 2013, we employed 5,202 teammates, of whom 2,868 were engaged in management, support services and administration activities (including over 1,100 skilled, certified consulting and service delivery professionals), 2,179 were engaged in sales related activities, and 155 were engaged in distribution activities. Our teammates in the U.S. are not represented by a labor union, and our workforces in certain foreign countries, such as Germany, have worker representative committees or work councils with which we maintain strong relationships. We believe our relations with employees are good, and we have never experienced a labor related work stoppage.

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

INSIGHT ENTERPRISES, INC.

Intellectual Property

We do not maintain a traditional research and development group, but we do develop and seek to protect a range of intellectual property, including trademarks, service marks, copyrights, domain name rights, trade dress, trade secrets and similar intellectual property, relying for such protection on applicable statutes and common law rights, trade-secret protection and confidentiality and license agreements, as applicable, with teammates, clients, partners and others to protect our intellectual property rights. Our principal trademark is a registered mark, and we also license certain of our proprietary intellectual property rights to third parties. We have registered a number of domain names, applied for registration of other marks in the U.S. and in select international jurisdictions, and, from time to time, filed patent applications. We believe our trademarks and service marks, in particular, have significant value, and we continue to invest in the promotion of our trademarks and service marks and in our protection of them. For a description of risks associated with our intellectual property, see “Risk Factors – We may not be able to protect our intellectual property adequately, and we may be subject to intellectual property infringement claims,” in Part I, Item 1A of this report.

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

We rely on our partners for marketing funds and purchasing incentives. Certain manufacturers, publishers and distributors provide us with substantial incentives in the form of rebates, marketing funds, purchasing incentives, early payment discounts, referral fees and price protections. Partner funding is used to offset, among other things, inventory costs, costs of goods sold, marketing costs and other operating expenses. Certain of these funds are based on our volume of sales or purchases, growth rate of net sales or purchases and marketing programs. If we do not meet the goals of these programs or if we are not in compliance with the terms of these programs, there could be a material negative effect on the amount of incentives offered or paid to us by manufacturers and publishers. We have experienced adverse program changes recently, and we anticipate that in the future the incentives that many partners make available to us may either be reduced or that the requirements for earning the available amounts will change. If we are unable to react timely to any fundamental changes in the programs of publishers or manufacturers, including the elimination of, or significant reductions in, funding for some of the activities for which we have been compensated in the past, particularly related to incentive programs with our largest partners, HP and Microsoft, the changes could have a material adverse effect on our business, results of operations and financial condition. No assurance can be given that we will continue to receive such incentives.

INSIGHT ENTERPRISES, INC.

Changes in the IT industry and/or rapid changes in technology may reduce demand for the IT hardware, software and services we sell or change who makes purchasing decisions for IT hardware, software and services. Our results of operations are influenced by a variety of factors, including the condition of the IT industry, shifts in demand for, or availability of, IT hardware, software, peripherals and services, and industry innovation and the introduction of new products. The IT industry is characterized by rapid technological change and the frequent introduction of new products and changing delivery channels and models, which can decrease demand for current products and services and can disrupt purchasing patterns. If we fail to react in a timely manner to such changes, we may experience lower sales and, with respect to hardware, we may have to record write-downs of obsolete inventory. In addition, in order to satisfy client demand, protect ourselves against product shortages, obtain greater purchasing discounts and react to changes in original equipment manufacturers’ terms and conditions, we may decide to carry inventory products that may have limited or no return privileges. There can be no assurance that we will be able to avoid losses related to inventory obsolescence on these products. Additionally, if purchasing power within our clients shifts from centralized procurement functions to business units or individual end users and we are unable to react timely to any such changes, these shifts in purchasing power could have a material adverse effect on our business, results of operations and financial condition.

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

Disruptions in our IT systems and voice and data networks, including the integration and upgrade of our IT systems, could affect our ability to service our clients and cause us to incur additional expenses. We believe that our success to date has been, and future results of operations will be, dependent in large part upon our ability to provide prompt and efficient service to our clients. Our ability to provide that level of service is largely dependent on the ease of use, accuracy, quality and utilization of our IT systems, which affects our ability to manage our sales, client service, distribution, inventories and accounting systems, and the reliability of our voice and data networks and managed services offerings. In 2013, we completed the integration and conversion of our IT systems in North America and EMEA, and we are in the process of integrating and converting IT systems in our APAC business segment. There can be no assurances that these integration and conversion projects will yield the anticipated efficiency benefits and will not cause disruptions in our business, and any such disruption or failure to realize the benefits of these projects could have a material adverse effect on our results of operations and financial condition. If current technology is determined to have a shorter useful life or the value of the current system is impaired, we could incur additional depreciation expense and/or impairment charges. A substantial interruption in our IT systems or in our voice and data networks, however caused, could occur and could have a material adverse effect on our business, results of operations and financial condition.

The IT hardware, software and services industry is intensely competitive, and actions of our competitors, including manufacturers and publishers of products we sell, can negatively affect our business. Competition in the industry is based on price, product availability, speed of delivery, credit availability, quality and breadth of product lines, and, increasingly, on the ability to provide services and tailor specific solutions to client needs. In addition to the manufacturers and publishers of products we sell, we compete with a large number and wide variety of providers and resellers of IT hardware, software and services. We believe our industry will see further consolidation as product resellers and direct marketers combine operations or acquire or merge with other resellers, service providers and direct marketers to increase efficiency, service capabilities and market share. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their product and service offerings. Accordingly, it is possible that new competitors or alliances among competitors may emerge and acquire significant market share. Generally, pricing is very aggressive in the industry, and we expect pricing pressures to continue. There can be no assurance that we will be able to negotiate prices as favorable as those negotiated by our competitors or that we will be able to offset the effects of price reductions with an increase in the number of clients, higher net sales, cost reductions, greater sales of services, which are typically at higher gross margins, or otherwise. Price reductions by our competitors that we either cannot or choose not to match could result in an erosion of our market share and/or reduced sales or, to the extent we match such reductions, could result in reduced operating margins or inventory impairment charges, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

INSIGHT ENTERPRISES, INC.

The failure to comply with the terms and conditions of our commercial and public sector contracts could result in, among other things, damages, fines or other liabilities. Sales to commercial clients are based on stated contractual terms, the terms and conditions on our website or terms contained in purchase orders on a transaction by transaction basis. Sales to public sector clients are derived from sales to federal, state and local governmental departments and agencies, as well as to educational institutions, through open market sales and various contracts and programs. Noncompliance with contract terms, particularly in the highly regulated public sector business, or with government procurement regulations could result in fines or penalties against us or termination of contracts, and, in the public sector, could also result in civil, criminal, and administrative liability. With respect to our public sector business, the government’s remedies may include suspension or debarment. In addition, almost all of our contracts have default provisions, and substantially all of our contracts in the public sector are terminable at any time for convenience of the contracting agency. The effect of any of these possible actions or the adoption of new or modified procurement regulations or practices could materially adversely affect our business, financial position and results of operations.

Breaches in the security of our electronic and other confidential information could materially adversely affect our financial condition and results of operations. We are dependent upon automated information technology processes. Privacy, security, and compliance concerns have continued to increase as technology has evolved to facilitate commerce and as cross-border commerce increases. As part of our normal business activities, we collect and store certain confidential information, including information about teammates and information about partners and clients which may be entitled to protection under a number of regulatory regimes. In the course of normal and customary business practice, we may share some of this information with vendors who assist us with certain aspects of our business. Moreover, the success of our operations depends upon the secure transmission of confidential and personal data over public networks, including the use of cashless payments. Any failure on the part of us or our vendors to maintain the security of data we are required to protect, including via the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in our teammates’, partners’ and clients’ confidence in us and other competitive disadvantages, and thus could have a material adverse impact on our business, financial condition and results of operations.

General economic conditions, including unfavorable economic conditions in a particular region, business or industry sector, may lead our clients to delay or forgo investments in IT hardware, software and services, which could adversely affect our business, financial condition and operating results. Weak economic conditions generally or any broad-based reduction in IT spending adversely affects our business, operating results and financial condition. A prolonged slowdown in the global economy or similar crisis, or in a particular region or business or industry sector, or tightening of credit markets, could cause our clients to have difficulty accessing capital and credit sources, delay contractual payments, or delay or forgo decisions to upgrade or add to their existing IT environments, license new software or purchase products or services (particularly with respect to discretionary spending for hardware, software and services). Further, the U.S. Government may implement further reductions in program funding, and we are not able, at present, to predict the effect of any such reductions. Such events could adversely affect our business, financial condition, operating results and cash flow.

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

INSIGHT ENTERPRISES, INC.

Our net sales and gross profit have historically varied, making our future operating results less predictable. Our operating results are highly dependent upon our level of gross profit as a percentage of net sales, which fluctuates due to numerous factors, including changes in prices from partners, changes in the amount and timing of partner funding, volumes of purchases, changes in client mix, management of our cash conversion cycle, the relative mix of products and services sold during the period, general competitive conditions, and strategic product and services pricing and purchasing actions. In addition, our expense levels are based, in part, on anticipated net sales and the anticipated amount and timing of partner funding. Therefore, we may not be able to reduce spending quickly enough to compensate for any unexpected net sales shortfall, and any such inability could have a material adverse effect on our business, results of operations and financial condition.

In addition, a reduction in the amount of credit granted to us by our partners could increase our need for and cost of working capital and have a material adverse effect on our business, results of operations and financial condition.

The integration and operation of acquired businesses may disrupt our business and create additional expenses, and we may not achieve the anticipated benefits of the acquisitions. Integration of an acquired business involves numerous challenges and risks, including assimilation of operations of the acquired business and difficulties in the convergence of IT systems, the diversion of management’s attention from other business concerns, risks of entering markets in which we have had no or only limited direct experience, assumption of unknown or unquantifiable liabilities, the potential loss of key teammates and/or clients, difficulties in completing strategic initiatives already underway in the acquired companies, and unfamiliarity with partners and clients of the acquired company, each of which could have a material adverse effect on our business, results of operations and financial condition. The success of our integration of acquired businesses typically assumes certain synergies and other benefits. We cannot assure that these risks or other unforeseen factors will not offset the intended benefits of the acquisitions, in whole or in part.

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

The determination of our worldwide provision for income taxes and other tax liabilities requires estimation, judgment and complex calculations in situations where the ultimate tax determination may not be certain. Our determination of tax liabilities is always subject to review or examination by tax authorities in various jurisdictions. Any adverse outcome of such review or examination could have a negative impact on our operating results and financial condition. The results from various tax examinations and audits may differ from the liabilities recorded in our financial statements and may adversely affect our financial results and cash flows.

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

In addition, our registered trademarks and trade names are subject to challenge by third parties. This may affect our ability to continue using those marks and names. Likewise, many businesses are actively investing in, developing and seeking protection for intellectual property in the areas of search, indexing, e-commerce and other Web-related technologies, as well as a variety of on-line business models and methods, all of which are in addition to traditional research and development efforts for IT products and application software, and non-practicing entities continue to invest in acquiring patent portfolios for the purpose of turning the portfolios into income-generating assets, whether through licensing campaigns or litigation. As a result, disputes regarding the ownership of and the right to use these technologies are likely to arise in the future, and, from time to time, parties do assert various infringement claims against us, either because of our practices or because we resell allegedly infringing hardware or software, in the form of cease-and-desist letters, licensing inquiries, lawsuits and other communications and demands. If there is a determination that we have infringed the proprietary rights of others, we could incur substantial monetary liability, be forced to stop selling infringing products or providing infringing services, be required to enter into costly royalty or licensing agreements, if available, or be prevented from using the rights, which could force us to change our business practices or hardware, software or services offerings in the future. Additionally, as we increase the types of services provided under the Insight brand, there is a greater likelihood that we will encounter challenges to our trade names, trademarks and service marks. We may not be able to use our principal mark without modification in all geographies for all of our offerings, and these challenges may come from either governmental agencies or other market participants. These types of claims could have a material adverse effect on our business, results of operations and financial condition.

Item 1B.	Unresolved Staff Comments

None.

INSIGHT ENTERPRISES, INC.

Item 2.	Properties

Our principal executive offices are located in Tempe, Arizona. We believe that our facilities will be suitable and adequate for our present purposes, and we anticipate that we will be able to extend our existing leases on terms satisfactory to us or, if necessary, to locate substitute facilities on acceptable terms. At December 31, 2013, we owned or leased a total of approximately 1.3 million square feet of office and warehouse space, and, while approximately 70% of the square footage is in the United States, we own or lease office and warehouse facilities in 12 countries in EMEA and we lease office facilities in five countries in APAC.

Information about significant sales, distribution, services and administration facilities in use as of December 31, 2013 is summarized in the following table:

Operating Segment	Location	Primary Activities	Own or Lease
Headquarters	Tempe, Arizona, USA	Executive Offices, Sales and Administration and Network Operations Center	Own

North America	Tempe, Arizona, USA	Client Support Center	Own
	Bloomingdale, Illinois, USA	Sales and Administration	Own
	Hanover Park, Illinois, USA	Services, Distribution and Administration	Lease
	Plano, Texas, USA	Sales and Administration	Lease
	Liberty Lake, Washington, USA	Sales and Administration	Lease
	Tampa, Florida, USA	Sales and Administration	Lease
	Winnipeg, Manitoba, Canada	Sales and Administration	Lease
	Montreal, Quebec, Canada	Sales and Administration	Own
	Montreal, Quebec, Canada	Distribution	Lease

EMEA	Sheffield, United Kingdom	Sales and Administration	Own
	Sheffield, United Kingdom	Distribution	Lease
	Uxbridge, United Kingdom	Sales and Administration	Lease
	Garching, Germany	Sales and Administration	Lease
	Frankfurt, Germany	Sales and Administration	Lease
	Frankfurt, Germany	Distribution	Lease
	Vélizy, France	Sales and Administration	Lease

APAC	Sydney, New South Wales, Australia	Sales and Administration	Lease

In addition to those listed above, we have leased sales offices in various cities across North America, EMEA and APAC. These properties are not included in the table above. A portion of the client support center that we own in Tempe, Arizona included in the table above is currently leased to Revana, formerly known as Direct Alliance Corporation, a discontinued operation that was sold to a third party in 2006. For additional information on operating leases, see Note 7 to the Consolidated Financial Statements in Part II, Item 8 of this report.

Item 3.	Legal Proceedings

For a discussion of legal proceedings, see “Legal Proceedings” in Note 16 to the Consolidated Financial Statements in Part II, Item 8 of this report, which is incorporated by reference herein.

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

	Common Stock
	High Price	Low Price
Year 2013
Fourth Quarter	$25.02	$18.37
Third Quarter	22.11	18.36
Second Quarter	20.47	16.51
First Quarter	21.25	18.48
Year 2012
Fourth Quarter	$18.23	$15.01
Third Quarter	19.43	15.71
Second Quarter	22.59	14.39
First Quarter	22.71	15.97

As of February 14, 2014, we had 41,510,512 shares of common stock outstanding held by 78 stockholders of record. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by brokerage firms and clearing agencies.

We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future. Our senior revolving credit facility contains restrictions on the payment of cash dividends.

INSIGHT ENTERPRISES, INC.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 through October 31, 2013	—	$—	—	$50,000,000
November 1, 2013 through November 30, 2013	353,316	22.00	353,316	42,226,000
December 1, 2013 through December 31, 2013	—	—	—	42,226,000

Total	353,316	$22.00	353,316

On February 14, 2013, we announced that our Board of Directors had authorized the repurchase of up to $50 million of our common stock. As previously reported, during the first half of 2013, we purchased in open market transactions 2,646,722 shares of our common stock at an average price of $18.89 per share, which represented the full amount authorized under that repurchase program. On October 30, 2013, we announced that our Board of Directors had authorized the repurchase of up to an additional $50 million of our common stock. Repurchases during the quarter ended December 31, 2013 are reflected in the table above. There is no stated expiration date for our current share repurchase plan. Any share repurchases may be made on the open market, through block trades, through 10b5-1 plans or otherwise. The amount of shares purchased and the timing of the purchases will be based on working capital requirements, general business conditions and other factors. We intend to retire the repurchased shares. All shares repurchased during the year ended December 31, 2013 have been retired.

INSIGHT ENTERPRISES, INC.

Stock Price Performance Graph

Set forth below is a graph comparing the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq Stock Market U.S. Companies (Market Index) and the Nasdaq Retail Trade Stocks (Peer Index) for the period starting January 1, 2009 and ending December 31, 2013. The graph assumes that $100 was invested on January 1, 2009 in our common stock and in each of the two Nasdaq indices, and that, as to such indices, dividends were reinvested. As a result of a change in the total return data to be made available to us from our third party provider of this index information, our performance graphs going forward will be prepared using new indices provided by NASDAQ OMX Global Indexes. Please note that information for the Nasdaq Stock Market U.S. Companies index and the Nasdaq Retail Trade Stocks index is provided only from December 31, 2008 through December 31, 2013, the last day this data was available from our third party provider of this index information. We have not, since our inception, paid any cash dividends on our common stock. Historical stock price performance shown on the graph is not necessarily indicative of future price performance.

	Jan. 1, 2009	Dec. 31, 2009	Dec.31, 2010	Dec. 31, 2011	Dec. 31, 2012	Dec. 31, 2013
Insight Enterprises, Inc. Common Stock (NSIT)	100.00	165.51	190.72	221.59	251.74	329.13
Nasdaq Stock Market U.S. Companies (Market Index)	100.00	143.74	170.17	171.08	202.40	281.91
Nasdaq Retail Trade Stocks (Peer Index)	100.00	135.65	170.44	190.59	224.55	291.62
Nasdaq US Benchmark TR Index (Market Index—New)	100.00	129.26	151.94	152.42	177.46	236.88
Nasdaq US Benchmark Computer Hardware TR Index (Peer Index—New)	100.00	187.94	232.17	243.40	291.79	343.28

INSIGHT ENTERPRISES, INC.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto in Part II, Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report. The selected consolidated financial data presented below under the captions “Consolidated Statements of Operations Data” and “Consolidated Balance Sheet Data” as of and for each of the years in the five-year period ended December 31, 2013 is derived from our audited consolidated financial statements. The consolidated financial statements as of December 31, 2013 and 2012, and for each of the years in the three-year period ended December 31, 2013, which have been audited by KPMG LLP, our independent registered public accounting firm, are included in Part II, Item 8 of this report.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Consolidated Statements of Operations Data (1)
Net sales	$5,144,347	$5,301,441	$5,287,228	$4,809,930	$4,136,905
Costs of goods sold	4,445,460	4,581,765	4,578,071	4,163,833	3,568,291

Gross profit	698,887	719,676	709,157	646,097	568,614
Operating expenses:
Selling and administrative expenses	564,910	565,206	556,689	519,065	502,102
Severance and restructuring expenses	12,740	6,317	5,085	2,956	13,608

Earnings from operations	121,237	148,153	147,383	124,076	52,904
Non-operating (income) expense:
Interest income	(1,230)	(1,468)	(1,686)	(714)	(424)
Interest expense	6,337	6,101	6,927	7,677	10,790
Gain on bargain purchase	—	(2,022)	—	—	—
Net foreign currency exchange loss (gain)	194	(463)	(1,136)	522	(328)
Other expense, net	1,412	1,337	1,589	1,417	1,123

Earnings from continuing operations before income taxes	114,524	144,668	141,689	115,174	41,743
Income tax expense	43,503	51,905	41,454	39,689	10,970

Net earnings from continuing operations	71,021	92,763	100,235	75,485	30,773
Net earnings from discontinued operations(2)	—	—	—	—	2,801

Net earnings	$71,021	$92,763	$100,235	$75,485	$33,574

Net earnings per share—Basic:
Net earnings from continuing operations	$1.65	$2.09	$2.20	$1.63	$0.67
Net earnings from discontinued operations (2)	—	—	—	—	0.06

Net earnings per share	$1.65	$2.09	$2.20	$1.63	$0.73

Net earnings per share—Diluted:
Net earnings from continuing operations	$1.64	$2.07	$2.18	$1.61	$0.67
Net earnings from discontinued operations (2)	—	—	—	—	0.06

Net earnings per share	$1.64	$2.07	$2.18	$1.61	$0.73

Shares used in per share calculations:
Basic	43,012	44,413	45,474	46,218	45,838

Diluted	43,289	44,834	46,021	46,812	46,271

INSIGHT ENTERPRISES, INC.

	December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data
Working capital	$542,859	$519,429	$426,517	$352,182	$297,485
Total assets	1,867,718	2,001,503	1,857,611	1,803,283	1,603,321
Short-term debt, including capital leases	217	602	1,017	997	875
Long-term debt, including capital leases	66,949	80,000	115,602	91,619	149,349
Stockholders’ equity	716,918	705,291	596,832	544,971	467,574
Cash dividends declared per common share	—	—	—	—	—

(1)	Our consolidated statements of operations data above includes results of the acquisitions from their dates of acquisition: Inmac from February 1, 2012 and Ensynch from October 1, 2011.
(2)	During the year ended December 31, 2009, we recorded earnings from a discontinued operation of $4.5 million, $2.8 million net of tax, as a result of the favorable settlement on July 7, 2009 of an arbitrated claim related to the sale of Direct Alliance Corporation, a former subsidiary that was sold on June 30, 2006.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a global provider of information technology (“IT”) hardware, software and services solutions to businesses and public sector institutions in North America; Europe, the Middle East, Africa (“EMEA”); and Asia-Pacific (“APAC”). Currently, our offerings in North America and select countries in EMEA include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and select software-related services.

Our vision is to be the trusted advisor to our clients, helping them enhance business performance through innovative technology solutions. Our strategy is to grow market share and profitability by delivering relevant product, service and solutions offerings to our clients on a scalable support and delivery platform.

For the full year 2013, our consolidated financial results did not meet our expectations, but we saw improvement in the second through the fourth quarter, after the slow start in the first quarter of 2013. For example:

•	Consolidated hardware sales for the full year 2013 declined 5%. However, we saw sequential growth each quarter beginning in the second quarter of 2013 and exited the year with a stronger run-rate in this category;

•	Software product sales grew year over year for the full year 2013, but reported net sales declined slightly because of a higher mix of software maintenance sales, which are reported on a net basis in our financial statements;

•	We executed well in mitigating the negative effects of partner program changes, realizing a decline in incentives from our largest software partner of $4 million compared to the amount we earned in 2012, a strong performance compared to our initial expected range for the reduction of gross profit of between $8 to $12 million; and

•	We grew our services sales by 3% year over year at higher gross margins than we saw in 2012.

On a consolidated basis, for the year ended December 31, 2013, our net sales declined 3% to $5.1 billion, as growth in the services category was more than offset by declines in hardware and software. Our resulting gross profit decreased by $20.8 million, or 3%, while gross margin remained flat at 13.6% of net sales. Selling and administrative expenses decreased $296,000, or less than 1%, in 2013 compared to 2012 as the costs of our investments in our sales and services resources in North America were offset by lower expenses in EMEA from restructuring actions taken during the year. We reported earnings from operations of $121.2 million in 2013, a decline of 18% compared to the prior year, which represented 2.4% of net sales, compared to 2.8% in the prior year. Our effective tax rate in 2013 was 38.0% compared to 35.9% in 2012 and 29.3% in 2011. The increase in the tax rate from 2012 to 2013 was primarily due to higher losses in certain foreign jurisdictions in 2013, resulting in an increase in the valuation allowance for deferred tax assets related to these foreign operating losses. The 2011 effective tax rate was lower than recent years as a result of the discrete tax benefits recognized during 2011, as detailed below. Net earnings and diluted net earnings per share were $71.0 million and $1.64, respectively, for the year ended December 31, 2013. In 2012, we reported net earnings of $92.8 million and diluted net earnings per share of $2.07. In 2011, we reported net earnings of $100.2 million and diluted net earnings per share of $2.18.

The results of operations for the year ended December 31, 2013 include the following items:

•	severance and restructuring expenses of $12.7 million, $9.8 million net of tax; and

•	the repurchase of approximately 3.0 million shares of the Company’s common stock for $57.8 million.

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

During 2013, we generated $76.1 million of cash flows from operations. We repurchased $57.8 million of our common stock and utilized $19.0 million to fund capital investments primarily associated with our IT systems upgrades. During the year, we made combined net repayments of $13.5 million under our senior revolving credit facility and our accounts receivable securitization financing facility. We ended the year with $126.8 million of cash and cash equivalents and $66.5 million of debt outstanding under our long-term facilities.

As previously disclosed, our largest software partner has changed its channel incentive program beginning in October 2013. The changes vary in substance and timing across this partner’s offerings. Some of the changes became effective in the fourth quarter of 2013, and some become effective as client contracts renew under their stated terms over the next few years. We currently believe that we will receive between $15 and $20 million less in incentives from this partner in 2014. We are taking the necessary strategic steps to preserve our profitability and have identified actions associated with new business and cost reduction measures in 2014 that we expect will offset the adverse effect of these changes.

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

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Critical Accounting Estimates

General

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). For a summary of significant accounting policies, see Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this report. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results, however, may differ from our estimates. Members of our senior management have discussed the critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

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

We make provisions for estimated product returns that we expect to occur under our return policy based upon historical return rates. Our manufacturers warrant most of the products we market, and it is our policy to request that clients return their defective products directly to the manufacturer for warranty service. On selected products, and for selected client service reasons, we may accept returns directly from the client and then either credit the client or ship a replacement product. We generally offer a limited 15- to 30-day return policy for unopened products and certain opened products, which are consistent with manufacturers’ terms; however, for some products we may charge restocking fees. Products returned opened are processed and returned to the manufacturer or partner for repair, replacement or credit to us. We resell most unopened products returned to us. Subject to some manufacturers’ restrictions, products that cannot be returned to the manufacturer for warranty processing, but are in working condition, are sold to inventory liquidators, to end users as “previously sold” or “used” products, or through other channels to reduce our losses from returned products.

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

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

We sell certain third-party service contracts and software maintenance or subscription products for which we are not the primary obligor. These sales do not meet the criteria for gross sales recognition and, thus, are recorded on a net sales recognition basis. As we enter into contracts with third-party service providers or vendors and our clients, we evaluate whether the subsequent sales of such services should be recorded as gross sales or net sales. We determine whether we act as a principal in the transaction and assume the risks and rewards of ownership or if we are simply acting as an agent or broker. Under gross sales recognition, the selling price is recorded in sales and our cost to the third-party service provider or vendor is recorded in costs of goods sold. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to sales, resulting in net sales equal to the gross profit on the transaction, and there are no costs of goods sold.

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

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

No stock options were granted and no stock-based compensation expense related to stock options was recognized during the three years ended December 31, 2013. All previously granted unexercised stock options expired in December 2012. If we decide to issue stock options in the future, the estimated fair value of stock options will be determined on the date of the grant using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model. The Black-Scholes model requires us to apply highly subjective assumptions, including expected stock price volatility, expected life of the option and the risk-free interest rate. A change in one or more of the assumptions used in the option-pricing model could result in a material change to the estimated fair value of the stock-based compensation.

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

Contingencies

From time to time, we are subject to potential claims and assessments from third parties. We are also subject to various government agency, client and vendor audits. We continually assess whether or not such claims have merit and warrant accrual. An accrual is made if it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Such estimates are subject to change and may affect our results of operations and our cash flows. Additional information about contingencies can be found in Note 16 to the Consolidated Financial Statements in Part II, Item 8 of this report.

RESULTS OF OPERATIONS

The following table sets forth certain financial data as a percentage of net sales for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Costs of goods sold	86.4	86.4	86.6

Gross profit	13.6	13.6	13.4
Operating expenses:
Selling and administrative expenses	11.0	10.7	10.5
Severance and restructuring expenses	0.2	0.1	0.1

Earnings from operations	2.4	2.8	2.8
Non-operating expense, net	0.2	0.1	0.1

Earnings before income taxes	2.2	2.7	2.7
Income tax expense	0.8	1.0	0.8

Net earnings	1.4%	1.7%	1.9%

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

2013 Compared to 2012

Net Sales. Net sales for the year ended December 31, 2013 decreased 3% to $5.1 billion compared to the year ended December 31, 2012. Our net sales by operating segment for the years ended December 31, 2013 and 2012 were as follows (dollars in thousands):

	2013	2012	% Change
North America	$3,470,760	$3,626,357	(4%)
EMEA	1,469,174	1,463,607	—
APAC	204,413	211,477	(3%)

Consolidated	$5,144,347	$5,301,441	(3%)

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Net sales in North America decreased $155.6 million or 4% for the year ended December 31, 2013 compared to the year ended December 31, 2012. Net sales of services increased 1% year over year, while net sales of hardware and software decreased 5% and 4%, respectively, year to year. The services growth was primarily driven by higher SaaS offerings and cloud sales. We experienced a decline in hardware purchases by our large enterprise clients as we believe they reduced their budgets for capital expenditure investments and delayed the timing of capital projects. Software sales declined year to year due to a higher mix of software maintenance sales to public sector clients, which are recorded on a net basis in our financial statements.

Net sales in EMEA remained relatively flat at $1.5 billion, in U.S. dollars, for the year ended December 31, 2013 compared to the year ended December 31, 2012. Excluding the effects of foreign currency movements, net sales were down 1% compared to the prior year. Net sales of software and services were up 4% and 23%, respectively, year over year, while net sales of hardware declined 7% year to year. Excluding the effects of foreign currency movements, software and services increased 2% and 22%, respectively, while hardware decreased 6%, compared to the year ended December 31, 2012. The decline in hardware sales was attributable to reduced volume across all client groups. The increase in software sales was due to higher volume with large enterprise and mid-market clients, which more than offset lower volume with our existing public sector clients. The increase in net sales of services was due primarily to new client engagements and higher volume with existing clients.

Net sales in APAC decreased $7.1 million or 3% for the year ended December 31, 2013 compared to the year ended December 31, 2012. Excluding the effects of foreign currency movements, net sales increased 2% compared to the prior year due to higher volume with new and existing clients.

Net sales by category for North America, EMEA and APAC were as follows for the years ended December 31, 2013 and 2012:

	North America		EMEA		APAC
Sales Mix	2013	2012	2013	2012	2013	2012
Hardware	61%	62%	34%	37%	3%	2%
Software	33%	32%	64%	61%	94%	94%
Services	6%	6%	2%	2%	3%	4%

	100%	100%	100%	100%	100%	100%

Gross Profit. Gross profit decreased 3% to $698.9 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, with gross margin remaining flat at 13.6% of net sales. Our gross profit and gross profit as a percent of net sales by operating segment for the years ended December 31, 2013 and 2012 were as follows (dollars in thousands):

	2013	% of Net Sales	2012	% of Net Sales
North America	$472,187	13.6%	$478,522	13.2%
EMEA	191,324	13.0%	203,845	13.9%
APAC	35,376	17.3%	37,309	17.6%

Consolidated	$698,887	13.6%	$719,676	13.6%

North America’s gross profit for the year ended December 31, 2013 decreased 1% compared to the year ended December 31, 2012, but as a percentage of net sales, gross margin increased by approximately 40 basis points year over year, due primarily to an 18 basis points increase in margin from sales of higher margin services and a 17 basis point increase in product margin, which includes partner funding and freight, driven primarily by strong execution under partner incentive programs, most notably in the hardware category.

EMEA’s gross profit decreased 6% in U.S. dollars for the year ended December 31, 2013 compared to the year ended December 31, 2012. Excluding the effects of foreign currency movements, gross profit was down 7% compared to the prior year. As a percentage of net sales, gross margin decreased by approximately 90 basis points year to year due primarily to an 84 basis point decline in product margin, which includes partner funding and freight, primarily driven by the hardware category. The decline in hardware margin was primarily attributable to a higher mix of lower margin hardware products and a reduction in partner funding due to decreased volume and partner program changes during 2013.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

APAC’s gross profit decreased 5% for the year ended December 31, 2013 compared to the year ended December 31, 2012. Excluding the effects of foreign currency movements, gross profit increased 1% compared to the prior year. As a percentage of net sales, gross margin decreased by approximately 30 basis points, due primarily to a 29 basis point decrease in margin contributed by agency fees from enterprise software agreements.

Operating Expenses.

Selling and Administrative Expenses. Selling and administrative expenses decreased $296,000 or less than 1%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. Selling and administrative expenses increased 30 basis points as a percentage of net sales for the year ended December 31, 2013 compared to the year ended December 31, 2012. Selling and administrative expenses as a percent of net sales by operating segment for the years ended December 31, 2013 and 2012 were as follows (dollars in thousands):

	2013	% of Net Sales	2012	% of Net Sales
North America	$362,380	10.4%	$359,634	9.9%
EMEA	178,012	12.1%	179,979	12.3%
APAC	24,518	12.0%	25,593	12.1%

Consolidated	$564,910	11.0%	$565,206	10.7%

North America’s selling and administrative expenses increased 1%, or $2.7 million, for the year ended December 31, 2013 compared to the year ended December 31, 2012, and, as a percentage of net sales, selling and administrative expenses increased approximately 50 basis points to 10.4% of net sales for the year ended December 31, 2013. Selling and administrative expenses increased primarily because:

•	Salaries and wages and contract labor increased approximately $4.3 million due to investments in sales and services resources; and

•	Professional fees increased approximately $2.9 million, due primarily to the effect on the year over year comparison of a prior year reduction in legal expenses of $2.0 million associated with the recovery during the year ended December 31, 2012 of legal fees incurred in previous periods (see further discussion under “Legal Proceedings” in Note 16 to the Consolidated Financial Statements in Part II, Item 8 of this report).

•	The year over year comparison was also affected by a gain of $1.2 million on the sale of a portfolio of non-core service contracts during the prior year.

These increases in selling and administrative expenses were offset partially by:

•	A decrease in variable compensation of approximately $2.8 million and reduced stock-based compensation of approximately $1.1 million based on current year financial results; and

•	Reduced marketing expenses of approximately $1.6 million as we controlled costs through our continued focus on discretionary spending.

EMEA’s selling and administrative expenses decreased 1%, or $2.0 million, for the year ended December 31, 2013 compared to the year ended December 31, 2012, and, as a percentage of net sales, selling and administrative expenses decreased approximately 20 basis points to 12.1% of net sales for the year ended December 31, 2013. Excluding the effects of foreign currency movements, selling and administrative expenses decreased 2% compared to the prior year. The decrease in selling and administrative expenses is primarily attributable to a decrease in salaries and wages and contract labor of approximately $3.5 million due to restructuring actions taken during the year, as more fully described below. The year to year decrease in salaries and wages was offset partially by a $1.3 million increase in the provision for losses on accounts receivable due to higher write-offs in 2013, none of which were individually material.

APAC’s selling and administrative expenses decreased 4%, or $1.1 million, for the year ended December 31, 2013 compared to the year ended December 31, 2012, and, as a percentage of net sales, selling and administrative expenses decreased approximately 10 basis points to 12.0% of net sales for the year ended December 31, 2013. Excluding the effects of foreign currency movements, selling and administrative expenses increased 1% compared to the prior year. The year over year increase is primarily due to higher salaries and wages from investments in headcount, mostly offset by lower variable compensation based on current year financial results.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Severance and Restructuring Expenses. During the year ended December 31, 2013, North America and EMEA recorded severance expense, net of adjustments, totaling $3.3 million and $9.4 million, respectively, related to a continued review of resource needs in North America and significant restructuring activities in EMEA, primarily in the United Kingdom and Germany, as we worked to rationalize our selling and administrative expenses in EMEA. In North America and EMEA, $3.4 million and $9.6 million, respectively, in new severance costs were offset by $104,000 and $188,000, respectively, of adjustments to prior severance accruals due to changes in estimates during 2013. During the year ended December 31, 2012, North America and EMEA recorded severance expense, net of adjustments, of $2.8 million and $3.5 million, respectively. See Note 8 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of severance and restructuring activities.

Non-Operating (Income) Expense.

Interest Income. Interest income for the years ended December 31, 2013 and 2012 was generated through short-term investments. The decrease in interest income year to year is primarily due to lower average invested cash balances during the year ended December 31, 2013.

Interest Expense. Interest expense primarily relates to borrowings under our financing facilities, our capital lease obligation and imputed interest under our inventory financing facility. Interest expense increased 4% for the year ended December 31, 2013 compared to the year ended December 30, 2012 due primarily to higher imputed interest year to year. Imputed interest under our inventory financing facility was $2.5 million for the year ended December 31, 2013, compared to $1.8 million for the year ended December 31, 2012. The increase was due to higher outstanding balances and increases in our average incremental borrowing rate used to compute the imputed interest amounts.

Gain on Bargain Purchase. Our EMEA operating segment reported a non-operating gain on bargain purchase of $2.0 million in 2012, as the fair value of the Inmac net assets we acquired exceeded the purchase price.

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

Income Tax Expense. Our effective tax rate for the year ended December 31, 2013 was 38.0% compared to 35.9% for the year ended December 31, 2012. The effective tax rate in 2013 was higher than the federal statutory rate of 35.0% primarily due to higher losses in certain foreign jurisdictions resulting in an increase in the valuation allowance for deferred tax assets related to these foreign operating losses and to state taxes in the U.S. These increases in our effective tax rate for 2013 were offset partially by lower taxes on earnings in foreign jurisdictions and the recognition of certain tax benefits related to the re-measurement or settlement of specific uncertain tax positions during 2013. The effective tax rate in 2012 was slightly higher than the federal statutory rate of 35.0% primarily due to state taxes in the U.S. and to increases in the liability associated with unrecognized tax benefits, partially offset by lower taxes on earnings in foreign jurisdictions. See Note 10 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of income tax expense.

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

Net sales in North America decreased $46.1 million or 1% for the year ended December 31, 2012 compared to the year ended December 31, 2011. Net sales of software increased 7% year over year, while net sales of hardware and services decreased 4% and 13%, respectively, year to year. The software growth was primarily driven by new client wins and stable demand for business productivity software across the large, mid-market and public sector client groups. Our public sector business in particular saw strong growth in 2012 in this category, gaining market share in the federal and state and local markets with new client wins. Hardware sales in the mid-market increased in 2012 compared to 2011, but we experienced a decline in 2012 in purchases by our large enterprise clients as we believe they rationalized investment dollars and the timing of projects. Hardware and services sales comparisons also reflect large client deployments in 2010 that concluded in the second half of 2011 and were not completely replaced in 2012 by new client engagements.

Net sales in EMEA increased $65.2 million or 5%, in U.S. dollars, for the year ended December 31, 2012 compared to the year ended December 31, 2011. Excluding the effects of foreign currency movements, net sales were up 10% compared to the prior year. Net sales of hardware and services were up 23% and 17%, respectively, year over year, while net sales of software declined 4% year to year. Excluding the effects of foreign currency movements, hardware, software and services increased 25%, 2% and 23%, respectively, compared to the year ended December 31, 2011. The growth in hardware was attributable to the acquisition of Inmac in February 2012, which contributed $102.3 million in net sales during the year ended December 31, 2012, and low single digit organic growth. The increase in software sales was due to higher sales of business productivity software products. The increase in net sales of services was due primarily to higher volume and new client engagements.

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

EMEA’s gross profit increased 3% in U.S. dollars for the year ended December 31, 2012 compared to the year ended December 31, 2011. Excluding the effects of foreign currency movements, gross profit was up 8% compared to the prior year. As a percentage of net sales, gross margin decreased by approximately 30 basis points year to year due primarily to a 41 basis point decline in margin from agency fees for enterprise software agreements and a 6 basis point decline in margin from services sales. The decrease in agency fees was due to program changes from our largest software partner that became effective in the fourth quarter of 2011 and were only partially offset by net new agreements and higher renewals during 2012. These decreases in gross margin were offset partially by a 22 basis point increase in product margin, which includes partner funding and freight, primarily driven by higher margin hardware sales associated with the acquisition of Inmac in February 2012.

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

North America’s selling and administrative expenses decreased 2%, or $7.2 million, for the year ended December 31, 2012 compared to the year ended December 31, 2011, and as a percentage of net sales, selling and administrative expenses decreased approximately 10 basis points to 9.9% of net sales for the year ended December 31, 2012. During the year ended December 31, 2012, we continued our focus on control of selling and administrative expenses and also recognized a $2.0 million reduction in legal expenses associated with the recovery of legal fees incurred in previous periods (see further discussion under “Legal Proceedings” in Note 16 to the Consolidated Financial Statements in Part II, Item 8 of this report) and a gain of $1.2 million on the sale of a portfolio of non-core service contracts during the year ended December 31, 2012.

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

Interest Expense. Interest expense primarily relates to borrowings under our financing facilities and our capital lease obligation and imputed interest under our inventory financing facility. Interest expense declined 12% for the year ended December 31, 2012 compared to the year ended December 30, 2011 due primarily to lower average borrowing rates and lower average daily debt balances year to year. Imputed interest under our inventory financing facility was $1.8 million for the year ended December 31, 2012, compared to $2.0 million for the year ended December 31, 2011. The decrease was due to lower average balances outstanding under the facility during 2012 compared to 2011.

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

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

The following table sets forth for the periods presented certain consolidated cash flow information for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Net cash provided by operating activities	$76,066	$67,442	$115,725
Net cash used in investing activities	(19,024)	(33,983)	(40,862)
Net cash used in financing activities	(75,711)	(14,575)	(68,027)
Foreign currency exchange effect on cash balances	(6,633)	4,899	(2,263)

(Decrease) increase in cash and cash equivalents	(25,302)	23,783	4,573
Cash and cash equivalents at beginning of year	152,119	128,336	123,763

Cash and cash equivalents at end of year	$126,817	$152,119	$128,336

Cash and Cash Flow

Our primary uses of cash during 2013 were to fund working capital requirements, to repurchase shares of our common stock and to fund capital expenditures. Operating activities provided $76.1 million in cash for the year ended December 31, 2013, a 13% increase from the year ended December 31, 2012. We had net combined repayments on our long-term debt facilities of $13.5 million during 2013. Capital expenditures were $19.0 million in 2013, a 37% decrease from 2012, as our larger IT system upgrade projects were completed during 2013. Cash balances in 2013 were negatively affected by $6.6 million as a result of foreign currency exchange rates, compared to a positive effect of $4.9 million in 2012.

Net cash provided by operating activities. Cash flows from operating activities for the year ended December 31, 2013 reflect our net earnings, adjusted for non-cash items such as depreciation, amortization, stock-based compensation expense and write-offs and write-downs of assets, as well as changes in accounts receivable, other current assets and accounts payable. In 2013, the decreases in accounts receivable and accounts payable reflect the effect of a single significant sale transacted with a public sector client late in December 2012. The increase in other current assets in 2013 was primarily a result of our deferral of costs for certain payments made or payable to partners at December 31, 2013, in advance of our being able to recognize the related revenue.

Cash flows from operating activities for the year ended December 31, 2012 reflect our net earnings, adjusted for non-cash items such as depreciation, amortization, stock-based compensation expense, gain on bargain purchase and write-offs and write-downs of assets, as well as changes in accounts receivable, inventories, accounts payable, deferred revenue and accrued expenses and other liabilities. In 2012, the increases in accounts receivable and accounts payable also reflect the effect of the single significant sale transacted with a public sector client late in December 2012 (discussed above). The decrease in inventories in 2012 was primarily a result of inventory management initiatives undertaken in our North America segment, and the decrease in accrued expenses and other liabilities in 2012 was primarily due to the relative timing of VAT and sales tax payments year over year.

Cash flows from operating activities for the year ended December 31, 2011 reflect our net earnings, adjusted for non-cash items such as depreciation, amortization, stock-based compensation expense and write-offs and write-downs of assets, as well as changes in accounts receivable, other current assets, other assets, accounts payable and deferred revenue. In 2011, the increases in accounts receivable and accounts payable reflect increased sales and associated costs of goods sold, respectively, in 2011 compared to 2010. The decreases in other current assets and deferred revenue in 2011 were primarily due to a large project for which we deferred revenue recognition and the related costs as of December 31, 2010 until we received client acceptance during 2011 of the work performed. The increase in other assets in 2011 was primarily due to an increase in multi-year contracts resulting in increased long-term accounts receivable and deferred costs compared to the prior year.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Our consolidated cash flow operating metrics for the quarters ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	83	94	82
Days inventory outstanding (excluding inventories not available for sale) (b)	8	8	9
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(64)	(78)	(69)

Cash conversion cycle (days) (d)	27	24	22

(a)	Calculated as the balance of accounts receivable, net at the end of the period divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 92 days.
(b)	Calculated as average inventories divided by daily costs of goods sold. Average inventories is calculated as the sum of the balances of inventories at the beginning of the period plus inventories at the end of the period divided by two. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 92 days.
(c)	Calculated as the balances of accounts payable, which includes the inventory financing facility, at the end of the period divided by daily costs of goods sold. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 92 days.
(d)	Calculated as DSOs plus days inventory outstanding, less DPOs.

Our cash conversion cycle was 27 days in the fourth quarter ended December 31, 2013, up three days from the fourth quarter of 2012, due primarily to lower DPOs in North America driven by the timing of payments to suppliers during the quarter ended December 31, 2013. The year to year decreases in both DSOs and DPOs reflect the effect of a single significant sale transacted with a public sector client late in December 2012.

Our cash conversion cycle was 24 days in the fourth quarter ended December 31, 2012, up two days from the fourth quarter of 2011, due primarily to higher accounts receivable in North America, despite lower sales recorded during the fourth quarter of 2012 compared to the fourth quarter of 2011. The year over year increases (2012 vs. 2011) in both DSOs and DPOs also reflect the effect of the single significant sale transacted with a public sector client late in December 2012 (discussed above).

Our cash conversion cycle was 22 days in the fourth quarter ended December 31, 2011, up four days from the fourth quarter of 2010 due to increases in DSO period to period, primarily in our foreign operations, and due to a higher mix of transactions booked late in the 2011 fourth quarter.

We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms granted to our clients in order to take advantage of supplier discounts. We intend to use cash generated in 2014 in excess of working capital needs to pay down our outstanding debt balances, repurchase shares of our common stock and support our capital expenditures for the year. We also may use cash to fund potential small acquisitions to add select capabilities.

Net cash used in investing activities. Capital expenditures of $19.0 million, $30.2 million and $27.1 million for the years ended December 31, 2013, 2012 and 2011, respectively, were primarily related to investments in our IT systems. We expect total capital expenditures in 2014 to be between $15.0 million and $20.0 million, primarily for our IT systems upgrade projects and other facility and technology related upgrade projects.

During the year ended December 31, 2012, we acquired Inmac for $3.8 million, net of cash acquired. During the year ended December 31, 2011, we acquired Ensynch for $13.8 million, net of cash acquired.

Net cash used in financing activities. During the year ended December 31, 2013, we had net combined repayments on our revolving credit facility and our accounts receivable securitization facility of $13.5 million and had net repayments under our inventory financing facility, which is included in accounts payable, of $1.6 million. In 2013, we also funded $57.8 million of repurchases of our common stock. During the year ended December 31, 2012, we had net combined repayments on our revolving credit facility and our accounts receivable securitization facility of $35.0 million and had net borrowings under our inventory financing facility, which is included in accounts payable, of $22.9 million. During the year ended December 31, 2011, we had net borrowings under our revolving credit facility of $25.0 million and made net repayments under our inventory financing facility, which is included in accounts payable, of $41.2 million. In 2011, we also funded $50.0 million of repurchases of our common stock.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

As of December 31, 2013, our long-term debt balance consisted of $16.5 million outstanding under our $350.0 million senior revolving credit facility (“revolving facility”) and $50.0 million outstanding under our $200.0 million accounts receivable securitization financing facility (“ABS facility”). As of December 31, 2013, the current portion of our long-term debt relates solely to our capital lease obligation. Our objective is to pay our debt balances down while retaining adequate cash balances to meet overall business objectives.

While the ABS facility has a stated maximum amount, the actual availability under the ABS facility is limited by the quantity and quality of the underlying accounts receivable. As of December 31, 2013, qualified receivables were sufficient to permit access to the full $200.0 million, of which $50.0 million was outstanding at December 31, 2013.

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our revolving facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization and (iv) non-cash stock-based compensation (“adjusted earnings”). The maximum leverage ratio permitted under the agreements is 2.75 times trailing twelve-month adjusted earnings. We anticipate that we will be in compliance with our maximum leverage ratio requirements over the next four quarters. However, a significant drop in the Company’s adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below the Company’s consolidated maximum facility amounts. Based on the maximum permitted leverage ratio as of December 31, 2013, the Company’s debt balance that could have been outstanding under our revolving facility and our ABS facility was reduced from the maximum borrowing capacity of $550.0 million to $457.6 million, of which $66.5 million was outstanding at December 31, 2013.

Note 6 to the Consolidated Financial Statements in Part II, Item 8 of this report also includes: a description of our financing facilities; amounts outstanding; amounts available and weighted average borrowings and interest rates during the year.

Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the U.S. We do not provide for U.S. income taxes on the undistributed earnings of those of our foreign subsidiaries where earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. As of December 31, 2013, we had approximately $111.1 million in cash and cash equivalents in certain of our foreign subsidiaries where we consider undistributed earnings of these foreign subsidiaries to be permanently reinvested. As of December 31, 2013, the majority of our foreign cash resides in the Netherlands, Australia and Canada. Certain of these cash balances could and will be remitted to the U.S. by paying down intercompany payables generated in the ordinary course of business. This repayment would not change our policy to indefinitely reinvest earnings of our foreign subsidiaries. The undistributed earnings of foreign subsidiaries that are deemed to be indefinitely invested outside of the U.S. were approximately $72.0 million at December 31, 2013, compared to $64.4 million at the end of 2012. We intend to use undistributed earnings for general business purposes in the foreign jurisdictions as well as to fund our IT systems, potential small acquisitions and various facility upgrades.

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

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Contractual Obligations

At December 31, 2013, our contractual obligations for continuing operations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than 5
	Total	1 Year	Years	Years	Years
Long-term debt (a)	$66,500	$—	$50,000	$16,500	$—
Capital lease obligations	687	229	458	—	—
Inventory financing facility (b)	115,252	115,252	—	—	—
Operating lease obligations	58,324	14,902	21,714	12,229	9,479
Severance and restructuring obligations (c)	4,957	4,957	—	—	—
Other contractual obligations (d)	15,088	2,976	6,598	2,797	2,717

Total	$260,808	$138,316	$78,770	$31,526	$12,196

(a)	Reflects the $50.0 million outstanding at December 31, 2013 under our ABS facility as due in April 2015, the date at which the facility matures, as well as the $16.5 million outstanding at December 31, 2013 under our revolving facility as due in April 2017, the date at which the facility matures. See further discussion in Note 6 to the Consolidated Financial Statements in Part II, Item 8 of this report.
(b)	See further discussion in Note 6 to the Consolidated Financial Statements in Part II, Item 8 of this report. As of December 31, 2013, this amount was included in accounts payable related to this facility and has been included in our contractual obligations table above as being due in less than 1 year due to the 30- to 60-day stated vendor terms.
(c)	As a result of approved severance and restructuring plans, we expect future cash expenditures related to employee termination benefits and facilities based costs. See further discussion in Note 8 to the Consolidated Financial Statements in Part II, Item 8 of this report.
(d)	The table above includes:

I.	Estimated interest payments of $1.6 million in 2014 through 2016 and $534,000 in the first four months of 2017, based on the current debt balance at December 31, 2013 of $16.5 million under our revolving facility, multiplied by the weighted average interest rate for the year ended December 31, 2013 of 9.7% per annum.

II.	Estimated interest payments of $800,000 in 2014 and $267,000 in the first four months of 2015, based on the current debt balance at December 31, 2013 of $50.0 million under our ABS facility, multiplied by the weighted average interest rate for the year ended December 31, 2013 of 1.6% per annum.

III.	We estimate that we will owe $8.7 million in future years in connection with the obligations to perform asset-retirement activities that are conditional on a future event.

The table above excludes $4.5 million of unrecognized tax benefits, including $364,000 related to accrued interest, as we are unable to reasonably estimate the ultimate amount or timing of settlement. See further discussion in Note 10 to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Insight Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of Insight Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insight Enterprises, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Insight Enterprises, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Phoenix, Arizona

February 21, 2014

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Insight Enterprises, Inc.:

We have audited Insight Enterprises, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Insight Enterprises, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A (a), Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Insight Enterprises, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Insight Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Insight Enterprises, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 21, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Phoenix, Arizona

February 21, 2014

INSIGHT ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$126,817	$152,119
Accounts receivable, net	1,257,910	1,371,356
Inventories	97,268	100,896
Inventories not available for sale	38,705	31,249
Deferred income taxes	16,436	16,387
Other current assets	57,528	29,543

Total current assets	1,594,664	1,701,550
Property and equipment, net	132,820	143,513
Goodwill	26,257	26,257
Intangible assets, net	35,765	47,405
Deferred income taxes	58,651	64,013
Other assets	19,561	18,765

	$1,867,718	$2,001,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$850,951	$982,611
Accrued expenses and other current liabilities	156,491	158,621
Current portion of long-term debt	217	602
Deferred revenue	44,146	40,287

Total current liabilities	1,051,805	1,182,121
Long-term debt	66,949	80,000
Deferred income taxes	443	2,312
Other liabilities	31,603	31,779

	1,150,800	1,296,212

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 42,023 and 44,594 shares issued and outstanding in 2013 and 2012, respectively	420	446
Additional paid-in capital	348,703	369,300
Retained earnings	353,854	315,888
Accumulated other comprehensive income – foreign currency translation adjustments	13,941	19,657

Total stockholders’ equity	716,918	705,291

	$1,867,718	$2,001,503

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Net sales	$5,144,347	$5,301,441	$5,287,228
Costs of goods sold	4,445,460	4,581,765	4,578,071

Gross profit	698,887	719,676	709,157
Operating expenses:
Selling and administrative expenses	564,910	565,206	556,689
Severance and restructuring expenses	12,740	6,317	5,085

Earnings from operations	121,237	148,153	147,383
Non-operating (income) expense:
Interest income	(1,230)	(1,468)	(1,686)
Interest expense	6,337	6,101	6,927
Gain on bargain purchase	—	(2,022)	—
Net foreign currency exchange loss (gain)	194	(463)	(1,136)
Other expense, net	1,412	1,337	1,589

Earnings before income taxes	114,524	144,668	141,689
Income tax expense	43,503	51,905	41,454

Net earnings	$71,021	$92,763	$100,235

Net earnings per share:
Basic	$1.65	$2.09	$2.20

Diluted	$1.64	$2.07	$2.18

Shares used in per share calculations:
Basic	43,012	44,413	45,474

Diluted	43,289	44,834	46,021

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended December 31,
	2013	2012	2011
Net earnings	$71,021	$92,763	$100,235
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5,716)	6,759	(4,984)

Total comprehensive income	$65,305	$99,522	$95,251

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Par Value	Shares	Amount	Capital	Income	Earnings	Equity
Balances at December 31, 2010	46,325	$463	—	$—	$377,277	$17,882	$149,349	$544,971
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	491	5	—	—	(2,665)	—	—	(2,660)
Stock-based compensation expense	—	—	—	—	7,919	—	—	7,919
Tax benefit from stock-based compensation	—	—	—	—	1,351	—	—	1,351
Repurchase of treasury stock	—	—	(2,897)	(50,000)	—	—	—	(50,000)
Retirement of treasury stock	(2,897)	(29)	2,897	50,000	(23,512)	—	(26,459)	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(4,984)	—	(4,984)
Net earnings	—	—	—	—	—	—	100,235	100,235

Balances at December 31, 2011	43,919	439	—	—	360,370	12,898	223,125	596,832
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	675	7	—	—	(654)	—	—	(647)
Stock-based compensation expense	—	—	—	—	8,548	—	—	8,548
Tax benefit from stock-based compensation	—	—	—	—	1,036	—	—	1,036
Foreign currency translation adjustment, net of tax	—	—	—	—	—	6,759	—	6,759
Net earnings	—	—	—	—	—	—	92,763	92,763

Balances at December 31, 2012	44,594	446	—	—	369,300	19,657	315,888	705,291
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	429	4	—	—	(3,098)	—	—	(3,094)
Stock-based compensation expense	—	—	—	—	6,430	—	—	6,430
Tax benefit from stock-based compensation	—	—	—	—	760	—	—	760
Repurchase of treasury stock	—	—	(3,000)	(57,774)	—	—	—	(57,774)
Retirement of treasury stock	(3,000)	(30)	3,000	57,774	(24,689)	—	(33,055)	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(5,716)	—	(5,716)
Net earnings	—	—	—	—	—	—	71,021	71,021

Balances at December 31, 2013	42,023	$420	—	$—	$348,703	$13,941	$353,854	$716,918

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net earnings	$71,021	$92,763	$100,235
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	41,544	41,177	39,139
Provision for losses on accounts receivable	4,696	4,195	4,267
Write-downs of inventories	3,719	3,089	6,830
Write-off of property and equipment	606	596	1,390
Non-cash stock-based compensation	6,430	8,548	7,919
Gain on bargain purchase	—	(2,022)	—
Excess tax benefit from employee gains on stock-based compensation	(909)	(1,966)	(1,809)
Deferred income taxes	3,445	8,978	4,552
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	111,545	(141,182)	(78,883)
(Increase) decrease in inventories	(7,391)	27,477	(8,247)
(Increase) decrease in other current assets	(30,650)	(5,816)	25,895
Decrease (increase) in other assets	735	9,207	(12,107)
(Decrease) increase in accounts payable	(130,657)	56,442	45,205
Increase (decrease) in deferred revenue	1,197	(11,196)	(17,926)
Increase (decrease) in accrued expenses and other liabilities	735	(22,848)	(735)

Net cash provided by operating activities	76,066	67,442	115,725

Cash flows from investing activities:
Acquisition, net of cash acquired	—	(3,831)	(13,769)
Purchases of property and equipment	(19,024)	(30,152)	(27,093)

Net cash used in investing activities	(19,024)	(33,983)	(40,862)

Cash flows from financing activities:
Borrowings on senior revolving credit facility	835,328	803,953	1,314,500
Repayments on senior revolving credit facility	(851,828)	(885,953)	(1,289,500)
Borrowings on accounts receivable securitization financing facility	875,000	581,000	90,000
Repayments on accounts receivable securitization financing facility	(872,000)	(534,000)	(90,000)
Payments on capital lease obligation	(671)	(1,017)	(997)
Net (repayments) borrowings under inventory financing facility	(1,581)	22,900	(41,179)
Payment of deferred financing fees	—	(2,777)	—
Proceeds from sales of common stock under employee stock plans	—	2,641	37
Excess tax benefit from employee gains on stock-based compensation	909	1,966	1,809
Payment of payroll taxes on stock-based compensation through shares withheld	(3,094)	(3,288)	(2,697)
Repurchases of common stock	(57,774)	—	(50,000)

Net cash used in financing activities	(75,711)	(14,575)	(68,027)

Foreign currency exchange effect on cash balances	(6,633)	4,899	(2,263)

(Decrease) increase in cash and cash equivalents	(25,302)	23,783	4,573
Cash and cash equivalents at beginning of year	152,119	128,336	123,763

Cash and cash equivalents at end of year	$126,817	$152,119	$128,336

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$2,700	$3,265	$3,706

Cash paid during the year for income taxes, net of refunds	$37,872	$43,936	$28,960

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Operations and Summary of Significant Accounting Policies

Description of Business

We are a leading worldwide information technology (“IT”) provider of hardware, software and services solutions to businesses and public sector clients in North America, Europe, the Middle East, Africa and Asia-Pacific. The Company is organized in the following three operating segments, which are primarily defined by their related geographies:

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

On February 1, 2012, we acquired Inmac GmbH and Micro Warehouse BV (“Inmac”), a broad portfolio business-to-business hardware reseller based in Frankfurt, Germany and Amsterdam, Netherlands servicing clients in Western Europe, for a cash purchase price, net of cash acquired, of $3,831,000. Our EMEA operating segment recognized a non-operating gain on bargain purchase of $2,022,000 during 2012 as the fair value of the net assets acquired exceeded the purchase price. Prior to recognizing the gain on bargain purchase, we reassessed the assets acquired and liabilities assumed in the acquisition.

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

Cash and Cash Equivalents

We consider all highly liquid investments with maturities at the date of purchase of three months or less to be cash equivalents.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Property and Equipment

We record property and equipment at cost. We capitalize major improvements and betterments, while maintenance, repairs and minor replacements are expensed as incurred. Depreciation or amortization is provided using the straight-line method over the following estimated economic lives of the assets:

Estimated Economic Life
Leasehold improvements	Shorter of underlying lease term or asset life
Furniture and fixtures	2–7 years
Equipment	3–5 years
Software	3–10 years
Buildings	29 years

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

Our capital lease assets (see Note 6) are amortized on a straight-line basis over the lease term. The related amortization expense is included in selling and administrative expenses in our consolidated statements of operations.

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

Estimated Economic Life
Customer relationships	2 –11 years
Other	9 months –3 years

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

Trade Credits

Trade credit liabilities arise from aged unclaimed credit memos, duplicate payments, payments for returned product or overpayments made to us by our clients, and, to a lesser extent, from goods received by us from a supplier for which we were never invoiced. Trade credit liabilities are included in accrued expenses and other current liabilities in our consolidated balance sheet. We derecognize the liability if and only if it has been extinguished, upon either (1) our payment of the liability to relieve our obligation or (2) our legal release from the related obligation. During the years ended December 31, 2013, 2012 and 2011, $2,379,000, $4,492,000 and $4,292,000, respectively, was recorded as a reduction of costs of goods sold as result of the negotiated settlement or other legal release of trade credits.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Derivative Financial Instruments

We enter into forward foreign exchange contracts to mitigate the risk of non-functional currency monetary assets and liabilities on our consolidated financial statements. These forward contracts are not designated as hedge instruments. The fair value of all derivative assets and liabilities are recorded gross in the other current assets and accrued expenses and other current liabilities sections of the balance sheet. Gains/losses are recorded net in non-operating (income) expense in our consolidated statements of operations.

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

We make provisions for estimated product returns that we expect to occur under our return policy based upon historical return rates. Our manufacturers warrant most of the products we market, and it is our policy to request that clients return their defective products directly to the manufacturer for warranty service. On selected products, and for selected client service reasons, we may accept returns directly from the client and then either credit the client or ship a replacement product. We generally offer a limited 15- to 30-day return policy for unopened products and certain opened products, which are consistent with manufacturers’ terms; however, for some products we may charge restocking fees. Products returned opened are processed and returned to the manufacturer or partner for repair, replacement or credit to us. We resell most unopened products returned to us. Subject to some manufacturers’ restrictions, products that cannot be returned to the manufacturer for warranty processing, but are in working condition, are sold to inventory liquidators, to end users as “previously sold” or “used” products, or through other channels to reduce our losses from returned products.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We sell certain third-party service contracts and software maintenance or subscription products for which we are not the primary obligor. These sales do not meet the criteria for gross sales recognition, and thus are recorded on a net sales recognition basis. As we enter into contracts with third-party service providers or vendors and our clients, we evaluate whether the subsequent sales of such services should be recorded as gross sales or net sales. We determine whether we act as a principal in the transaction and assume the risks and rewards of ownership or if we are simply acting as an agent or broker. Under gross sales recognition, the selling price is recorded in sales and our cost to the third-party service provider or vendor is recorded in costs of goods sold. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to sales, resulting in net sales equal to the gross profit on the transaction, and there are no costs of goods sold.

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

Partner Funding

We receive payments and credits from partners, including consideration pursuant to volume sales incentive programs, volume purchase incentive programs and shared marketing expense programs. Partner funding received pursuant to volume sales incentive programs is recognized as it is earned as a reduction to costs of goods sold. Partner funding received pursuant to volume purchase incentive programs is allocated as a reduction to inventories based on the applicable incentives earned from each partner and is recorded in cost of goods sold as the related inventory is sold. Partner funding received pursuant to shared marketing expense programs is recorded as it is earned as a reduction of the related selling and administrative expenses in the period the program takes place only if the consideration represents a reimbursement of specific, incremental, identifiable costs. Consideration that exceeds the specific, incremental, identifiable costs is classified as a reduction of costs of goods sold. The amount of partner funding recorded as a reduction of selling and administrative expenses in our statements of operations totaled $34,900,000, $30,714,000 and $28,269,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Concentrations of Risk

Credit Risk

Although we are affected by the international economic climate, management does not believe material credit risk concentration existed at December 31, 2013. We monitor our clients’ financial condition and do not require collateral. Sales to the U.S. federal government, which are diversified across multiple agencies and departments, collectively accounted for approximately 10% of our 2013 net sales. However, there are several independent purchasing decision-makers across these agencies and departments. Excluding these sales to the federal government, we are not reliant on any one client. No single client accounted for more than 3% of our consolidated net sales in 2013.

Supplier Risk

Purchases from Microsoft accounted for approximately 30% of our aggregate purchases in 2013. No other partner accounted for more than 10% of purchases in 2013. Our top five partners as a group for 2013 were Microsoft, Cisco, Ingram Micro (a distributor), HP and Tech Data (a distributor), and approximately 63% of our total purchases during 2013 came from this group of partners. Although brand names and individual products are important to our business, we believe that competitive sources of supply are available in substantially all of our product categories such that, with the exception of Microsoft, we are not dependent on any single partner for sourcing products.

Advertising Costs

Advertising costs are expensed as they are incurred. Advertising expense of $29,394,000, $27,632,000 and $26,439,000 was recorded for the years ended December 31, 2013, 2012 and 2011, respectively. These amounts were partially offset by partner funding earned pursuant to shared marketing expense programs recorded as a reduction of selling and administrative expenses, as discussed above.

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

We recognize net deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We record uncertain tax positions on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. Interest and penalties related to unrecognized tax benefits are recognized within the income tax expense line in the accompanying consolidated statements of operations. Accrued interest and penalties are included within the related tax liability line in the accompanying consolidated balance sheets.

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

	Years Ended December 31,
	2013	2012	2011
Numerator:
Net earnings	$71,021	$92,763	$100,235

Denominator:
Weighted-average shares used to compute basic EPS	43,012	44,413	45,474
Potential dilutive common shares due to dilutive stock options and restricted stock units	277	421	547

Weighted-average shares used to compute diluted EPS	43,289	44,834	46,021

Net earnings per share:
Basic	$1.65	$2.09	$2.20

Diluted	$1.64	$2.07	$2.18

For the years ended December 31, 2013, 2012 and 2011, approximately 177,000, 295,000 and 9,000, respectively, of our restricted stock units were not included in the diluted EPS calculations because their inclusion would have been anti-dilutive. For the year ended December 31, 2011, approximately 208,000 of our then outstanding stock options were not included in the diluted EPS calculations because the exercise prices of these options were greater than the average market price of our common stock during the respective periods.

Recently Issued Accounting Standards

There are no recently issued accounting standards that are expected to have a material effect on our consolidated financial position or results of operations.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(2) Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2013	2012
Software	$154,756	$148,881
Buildings	77,287	76,254
Equipment	84,845	80,625
Furniture and fixtures	35,369	33,536
Leasehold improvements	23,319	23,185
Land	7,656	7,716

	383,232	370,197
Accumulated depreciation and amortization	(250,412)	(226,684)

Property and equipment, net	$132,820	$143,513

During 2013 and 2012, we periodically assessed whether any indicators of impairment existed related to our property and equipment. We incurred non-cash charges of $606,000, $596,000 and $1,390,000 during 2013, 2012 and 2011, respectively, to write-off certain property and equipment that will not be placed into service.

Depreciation and amortization expense related to property and equipment was $29,898,000, $28,148,000 and $26,607,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Interest charges capitalized in connection with internal-use software development projects in the years ended December 31, 2013, 2012 and 2011 were immaterial.

(3) Goodwill

There were no changes in the carrying amount of goodwill during the year ended December 31, 2013. The carrying amount of goodwill as of December 31, 2013 and 2012 was as follows (in thousands):

	North America	EMEA	APAC	Consolidated
Goodwill	$349,679	$151,439	$13,973	$515,091
Accumulated impairment losses	(323,422)	(151,439)	(13,973)	(488,834)

	$26,257	$—	$—	$26,257

On October 1, 2011, we acquired Ensynch, which has been integrated into our North America business. Under the purchase method of accounting, the purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired of $9,783,000 was recorded as goodwill in the North America reporting unit. The primary driver for the acquisition was to enhance our professional services capabilities across the complete Microsoft solution set, including cloud migration and management. We believe that the synergies from combining Ensynch’s technical skills with Insight’s sales engine elevate our ability to provide clients with complete software solutions to drive their success, which is the primary factor making up the goodwill recognized. None of the goodwill is tax deductible.

During 2013, we periodically assessed whether any indicators of impairment existed which would require us to perform an interim impairment review. As of each interim period end during the year, we concluded that a triggering event had not occurred that would more likely than not reduce the fair value of our North America reporting unit (the only reporting unit with a goodwill balance at any period end) below its carrying value. We performed our annual test of goodwill for impairment during the fourth quarter of 2013. The results of the first step of the two-step goodwill impairment test indicated that the fair value of our North America reporting unit, estimated using the market approach, was in excess of the carrying value, and thus we did not perform step two of the impairment test.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(4) Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31,
	2013	2012
Customer relationships	$113,897	$113,761
Other	298	736

	114,195	114,497
Accumulated amortization	(78,430)	(67,092)

Intangible assets, net	$35,765	$47,405

The total fair value of net assets acquired from the Ensynch acquisition was approximately $4,403,000, including $2,680,000 of identifiable intangible assets, consisting primarily of customer relationships which are being amortized using the straight-line method over their estimated economic life of six years.

The total fair value of net assets acquired from the Inmac acquisition was approximately $15,631,000, including $9,778,000 of cash acquired and $1,027,000 of identifiable intangible assets, consisting primarily of customer relationships which are being amortized using the straight-line method over their estimated economic life of five years.

During 2013, we periodically assessed whether any indicators of impairment existed related to our intangible assets. As a result of our largest software partner changing its channel incentive program beginning in October 2013 in a manner that could adversely affect our results of operations, we assessed the recoverability of our intangible assets by comparing the asset group’s carrying amount to the projected undiscounted net cash flows associated with the related asset group over the primary asset’s remaining life. We concluded that the carrying amount of our long-lived assets was recoverable, and no impairment was indicated.

Amortization expense recognized for the years ended December 31, 2013, 2012 and 2011 was $11,646,000, $13,029,000 and $12,532,000, respectively. Future amortization expense for the remaining unamortized balance is estimated as follows (in thousands):

Years Ending December 31,	Amortization Expense
2014	$11,462
2015	11,442
2016	8,565
2017	2,268
2018	2,028

Total amortization expense	$35,765

(5) Accrued Expenses and Other Current Liabilities

Included in accrued expenses and other current liabilities as of December 31, 2013 and 2012 is an accrual for $62,800,000 and $62,187,000, respectively, of sales tax, value-added tax and other indirect taxes.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(6) Debt, Capital Lease Obligation and Inventory Financing Facility

Debt

Our long-term debt consists of the following (in thousands):

	December 31,
	2013	2012
Senior revolving credit facility	$16,500	$33,000
Accounts receivable securitization financing facility	50,000	47,000
Capital lease obligation	666	602

Total	67,166	80,602
Less: current portion of obligation under capital lease	(217)	(602)
Less: current portion of revolving credit facilities	—	—

Long-term debt	$66,949	$80,000

Our senior revolving credit facility (“revolving facility”) has an aggregate U.S. dollar equivalent maximum borrowing capacity amount of $350,000,000, $25,000,000 of which is available for borrowings in certain foreign currencies and in U.S. dollars. Additionally, $25,000,000 is available for the issuance of letters of credit. The revolving facility is guaranteed by the Company’s material domestic subsidiaries and is secured by a lien on substantially all of the Company’s and each guarantor’s assets. The interest rates applicable to borrowings under the revolving facility are based on the leverage ratio of the Company as set forth on a pricing grid in the amended agreement. Amounts outstanding under the revolving facility bear interest, payable quarterly, at a floating rate equal to the prime rate plus a predetermined spread of 0.00% to 0.75% or, at our option, a LIBOR rate plus a pre-determined spread of 1.25% to 2.25%. The balance of $16,500,000 outstanding at December 31, 2013 was borrowed under the prime rate option at 3.25% per annum. In addition, we pay a quarterly commitment fee on the unused portion of the facility of 0.25% to 0.45%, and our letter of credit participation fee ranges from 1.25% to 2.25%. During the year ended December 31, 2013, due to availability under our other debt and financing facilities, weighted average borrowings under our revolving facility were only $17,943,000. Interest expense associated with the revolving facility was $1,738,000 in 2013, including the commitment fee and amortization to interest expense of deferred financing fees capitalized in connection with amendments to the revolving facility. The weighted average interest rate on amounts outstanding under our revolving facility, including the commitment fee and origination costs incurred, was 3.1% and 1.7% during the years ended December 31, 2012 and 2011, respectively. As of December 31, 2013, $333,500,000 was available under the revolving facility. See “Covenants” below. The revolving facility matures on April 26, 2017. Deferred financing fees of $2,300,000 were capitalized in conjunction with the amendment to the revolving facility in 2012. Such fees are being amortized to interest expense over the five-year term of the facility.

Our accounts receivable securitization financing facility (“ABS facility”) has a maximum borrowing capacity of $200,000,000. Under our ABS facility, we can sell receivables periodically to a special purpose accounts receivable and financing entity (the “SPE”), which is exclusively engaged in purchasing receivables from us. The SPE is a wholly-owned, bankruptcy-remote entity that we have included in our consolidated financial statements. The SPE funds its purchases by selling undivided interests in eligible trade accounts receivable to a multi-seller conduit administered by an independent financial institution. The SPE’s assets are available first and foremost to satisfy the claims of the creditors of the conduit, and we cannot convey any interest in the receivables sold into the conduit (or allow any adverse claims on the receivables) without the consent of the SPE. We maintain effective control over the receivables that are sold. Accordingly, the receivables remain recorded on our consolidated balance sheets. At December 31, 2013 and 2012, the SPE owned $715,415,000 and $809,683,000, respectively, of receivables recorded at fair value and included in our consolidated balance sheets. Under certain circumstances, we may be required to obtain a public rating of our ABS facility from one or more credit rating agencies of at least “A” or its equivalent. Our failure to obtain such rating would result in an “amortization event” under our ABS facility. While our ABS facility has a stated maximum amount, the actual availability under our ABS facility is limited by the quantity and quality of the underlying accounts receivable. As of December 31, 2013, qualified receivables were sufficient to permit access to the full $200,000,000 facility amount, of which $50,000,000 was outstanding at December 31, 2013. See “Covenants” below. Our ABS facility matures on April 24, 2015.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Under our ABS facility, interest is payable monthly, and the floating interest rate applicable at December 31, 2013 was 1.07% per annum, including a 0.90% usage fee on any outstanding balances. In addition, we pay a monthly commitment fee on the unused portion of the facility of 0.30% if the facility is 50% or more utilized and 0.40% if the facility is less than 50% utilized. During the years ended December 31, 2013 and 2012, the weighted average interest rates on amounts outstanding under our ABS facility, including the usage and commitment fees and origination costs incurred, was 1.6% and 1.9%, respectively. Weighted average borrowings under our ABS facility in 2013 and 2012 were $112,959,000 and $102,674,000, respectively. Comparatively, during the year ended December 31, 2011, due to availability under our other debt financing facilities at more favorable rates, weighted average borrowings under our ABS facility were only $5,744,000. However, interest expense associated with the ABS facility in 2011 was $1,488,000 due to the inclusion of the commitment fee and amortization to interest expense of deferred financing fees capitalized in conjunction with amendments to our ABS facility. Deferred financing fees of $378,000 were capitalized in conjunction with the amendment to our ABS facility in 2012. Such fees are being amortized to interest expense over the three-year term of the facility.

Covenants

Our revolving facility and our ABS facility contain various covenants customary for transactions of this type, including limitations on the payment of dividends and the requirement that we comply with maximum leverage, minimum fixed charge and minimum asset coverage ratio requirements and meet monthly, quarterly and annual reporting requirements. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified period of time. At December 31, 2013, we were in compliance with all such covenants.

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our revolving facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of our trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization and (iv) non-cash stock-based compensation (“adjusted earnings”). The maximum leverage ratio permitted under the agreements is 2.75 times trailing twelve-month adjusted earnings. A significant drop in our adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below our consolidated maximum facility amount. Based on our maximum leverage ratio as of December 31, 2013, our consolidated debt balance that could have been outstanding under our revolving facility and our ABS facility was reduced from the maximum borrowing capacity of $550,000,000 to $457,552,000, of which $66,500,000 was outstanding at December 31, 2013.

Capital Lease Obligation

Our obligations under capitalized leases are included in long-term debt in our consolidated balance sheets as of December 31, 2013 and 2012. The current and long-term portions of the obligations are included in the table above.

In July 2009, we entered into a four-year lease for certain IT equipment. We amended this lease in November 2009 and again in July 2010 to include additional IT equipment. The value of the equipment held under the original capitalized lease, $3,867,000, was fully amortized prior to the equipment being returned to the lessor under the original lease terms in July 2013. In July 2013, we entered into a new 42-month capitalized lease for replacement equipment. The value of the equipment held under the new capitalized lease, $735,000, is included in property and equipment as of December 31, 2013. As of December 31, 2013, accumulated amortization on the capital lease assets was $105,000.

The new capital lease was a non-cash transaction and, accordingly, has been excluded from our consolidated statement of cash flows for the year ended December 31, 2013.

Inventory Financing Facility

The aggregate availability for vendor purchases under our inventory financing facility is $200,000,000. The facility matures on April 26, 2017. Additionally, the facility may be renewed under certain circumstances described in the agreement for successive 12-month periods. Interest does not accrue on accounts payable under this facility provided the accounts payable are paid within stated vendor terms (ranging from 30 to 60 days). We impute interest on the average daily balance outstanding during these stated vendor terms based on our blended incremental borrowing rate during the period under our revolving facility and our ABS facility. Imputed interest of $2,453,000, $1,838,000 and $1,978,000 was recorded in 2013, 2012 and 2011, respectively. Deferred financing fees of $99,000 were capitalized in conjunction with the amendment to the inventory financing facility in 2012. Such fees are being amortized to interest expense over the five-year term of the facility. If balances are not paid within stated vendor terms, they will accrue interest at prime plus 1.25%. The facility is guaranteed by the Company and each of its material domestic subsidiaries and is secured by a lien on substantially all of the Company’s domestic assets that is of equal priority to the liens securing borrowings under our revolving facility. As of December 31, 2013 and 2012, $115,252,000 and $116,833,000, respectively, was included in accounts payable related to this facility.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(7) Leases

We have several non-cancelable operating leases with third parties, primarily for administrative and distribution center space and computer equipment. Our facilities leases generally provide for periodic rent increases and many contain escalation clauses and renewal options. We recognize rent expense on a straight-line basis over the lease term. Rental expense for these third-party operating leases was $15,731,000, $14,740,000 and $14,821,000 for the years ended December 31, 2013, 2012 and 2011, respectively, and is included in selling and administrative expenses in our consolidated statements of operations.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2013 are as follows (in thousands):

Years Ending December 31,
2014	$14,902
2015	13,097
2016	8,617
2017	6,593
2018	5,636
Thereafter	9,479

Total minimum lease payments	$58,324

(8) Severance and Restructuring Activities

Severance Costs Expensed for 2013 Resource Actions

During the year ended December 31, 2013, North America and EMEA recorded severance expense totaling $3,429,000 and $9,603,000, respectively, related to 2013 resource actions. The charges related to a continued review of resource needs in North America and significant restructuring activities in EMEA, primarily in the United Kingdom and Germany, as we worked to rationalize our selling and administrative expenses in EMEA.

The following table details the 2013 activity and the outstanding obligations related to the 2013 resource actions as of December 31, 2013 (in thousands):

	North America	EMEA	Consolidated
Severance costs	$3,429	$9,603	$13,032
Foreign currency translation adjustments	—	194	194
Cash payments	(2,206)	(6,887)	(9,093)

Balance at December 31, 2013	$1,223	$2,910	$4,133

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table details the 2013 activity and the outstanding obligations related to the 2012 resource actions as of December 31, 2013 (in thousands):

	North America	EMEA	Consolidated
Balance at December 31, 2012	$1,249	$1,391	$2,640
Foreign currency translation adjustments	—	18	18
Adjustments	(104)	(188)	(292)
Cash payments	(658)	(884)	(1,542)

Balance at December 31, 2013	$487	$337	$824

The remaining outstanding obligations are expected to be paid during the next 12 months and are therefore included in accrued expenses and other current liabilities.

Severance Costs Expensed for 2011 Resource Actions

During the year ended December 31, 2011, North America and EMEA recorded severance expense totaling $2,425,000 and $2,737,000, respectively, relating to 2011 restructuring actions. The charges were associated with severance for the elimination of certain positions based on a re-alignment of roles and responsibilities. During the year ended December 31, 2012, all remaining liabilities were settled, including adjustments recorded as a reduction to severance and restructuring expense in North America and EMEA of $188,000 and $412,000, respectively, due to changes in estimates.

Prior Resource Actions

In 2010 and 2009, as a result of ongoing restructuring efforts to reduce operating expenses, we recorded severance costs in each of our operating segments. During the year ended December 31, 2012, all remaining liabilities were settled, including an adjustment recorded as a reduction to severance and restructuring expense in EMEA of $78,000 due to changes in estimates.

(9) Stock-Based Compensation

We recorded the following pre-tax amounts in selling and administrative expenses for stock-based compensation, by operating segment, in our consolidated financial statements (in thousands):

	Years Ended December 31,
	2013	2012	2011
North America	$5,118	$6,260	$5,779
EMEA	1,061	2,030	1,908
APAC	251	258	232

Total Consolidated	$6,430	$8,548	$7,919

Company Plan

On October 1, 2007, Insight’s Board of Directors approved the 2007 Omnibus Plan (the “2007 Plan”), and the 2007 Plan became effective when it was approved by Insight’s stockholders at the annual meeting on November 12, 2007. On August 12, 2008, the 2007 Plan was amended to clarify certain provisions relating to forfeiture restrictions and grants of discretionary awards to non-employee directors. On May 18, 2011, Insight’s stockholders approved the Company’s Amended 2007 Omnibus Plan (“the Amended 2007 Plan”) to, among other changes, increase the number of shares of common stock authorized to be issued thereunder by 3,000,000 shares to a total of 7,250,000 shares. The Amended 2007 Plan is administered by the Compensation Committee of Insight’s Board of Directors, and, except as provided below, the Compensation Committee has the exclusive authority to administer the Amended 2007 Plan, including the power to determine eligibility, the types of awards to be granted, the price and the timing of awards. Under the Amended 2007 Plan, the Compensation Committee may delegate some of its authority to our Chief Executive Officer to grant awards to individuals other than individuals who are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended. Teammates, officers and members of the Board of Directors are eligible for awards under the Amended 2007 Plan, and consultants and independent contractors are also eligible if they provide bona fide services that are not related to capital raising or promoting or maintaining a market for the Company’s stock. The Amended 2007 Plan allows for awards of options, stock appreciation rights, restricted stock, RSUs, performance awards as well as grants of cash awards. As of December 31, 2013, of the 7,250,000 shares of stock reserved for awards issued under the Amended 2007 Plan, 4,433,643 shares of stock were available for grant.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accounting for Restricted Stock Units

We issue RSUs as incentives to certain officers and teammates and as compensation to members of our Board of Directors. We recognize compensation expense associated with the issuance of such RSUs over the vesting period for each respective RSU. The total compensation expense associated with RSUs represents the value based upon the number of RSUs awarded multiplied by the closing price of our common stock on the date of grant, adjusted for our estimate of forfeitures. The number of RSUs to be awarded under our service-based RSUs is fixed at the grant date. The number of RSUs ultimately awarded under our performance-based RSUs varies based on whether the Company achieves certain financial results. We record compensation expense each period based on our estimate of the most probable number of RSUs that will be issued under the grants of performance-based RSUs. Recipients of RSUs do not have voting or dividend rights until the vesting conditions are satisfied and shares are released.

As of December 31, 2013, total compensation cost related to nonvested RSUs not yet recognized is $10,530,000, which is expected to be recognized over the next 1.33 years on a weighted-average basis.

The following table summarizes our RSU activity during the year ended December 31, 2013:

	Number	Weighted Average Grant Date Fair Value	Fair Value
Nonvested at the beginning of year	1,162,231	$17.66
Granted	393,651	$20.43
Vested, including shares withheld to cover taxes	(580,924)	$16.07	$11,829,527	(a)

Forfeited	(163,393)	$19.38

Nonvested at the end of year	811,565	$19.91	$18,430,641	(b)

Expected to vest	730,769		$16,595,764	(b)

(a)	The fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date. The aggregate intrinsic value for vested shares of restricted common stock and RSUs during 2012 and 2011 was $14,112,284 and $11,174,009, respectively.
(b)	The aggregate fair value of the nonvested RSUs and the RSUs expected to vest represents the total pre-tax fair value, based on our closing stock price of $22.71 as of December 31, 2013, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

During each of the years in the three-year period ended December 31, 2013, the RSUs that vested for teammates in the United States were net-share settled such that we withheld shares with value equivalent to the teammates’ minimum statutory United States tax obligation for the applicable income and other employment taxes and remitted the equivalent cash amount to the appropriate taxing authorities. The total shares withheld during the years ended December 31, 2013, 2012 and 2011 of 151,521, 158,231 and 154,473, respectively, were based on the value of the RSUs on their vesting dates as determined by our closing stock price on such dates. For the years ended December 31, 2013, 2012 and 2011, total payments for the employees’ tax obligations to the taxing authorities were $3,094,000, $3,288,000 and $2,697,000, respectively, and are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the effect of repurchases of our common stock as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to us.

Accounting for Stock Options

No options were granted and no stock-based compensation expense related to stock options was recognized during the three years ended December 31, 2013. All previously granted unexercised stock options expired in December 2012.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(10) Income Taxes

The following table presents the U.S. and foreign components of earnings before income taxes and the related income tax expense (in thousands):

Earnings before income taxes:

	Years Ended December 31,
	2013	2012	2011
U.S.	$95,481	$99,970	$87,436
Foreign	19,043	44,698	54,253

	$114,524	$144,668	$141,689

Income tax expense:

	Years Ended December 31,
	2013	2012	2011
Current:
U.S. Federal	$27,782	$25,319	$18,410
U.S. State and local	2,662	2,436	1,113
Foreign	9,614	15,172	17,379

	40,058	42,927	36,902

Deferred:
U.S. Federal	4,039	7,785	4,440
U.S. State and local	921	(823)	2,042
Foreign	(1,515)	2,016	(1,930)

	3,445	8,978	4,552

	$43,503	$51,905	$41,454

The following schedule reconciles the differences between the U.S. federal income taxes at the U.S. statutory rate and our income tax expense (dollars in thousands):

	Years Ended December 31,
	2013	2012	2011
Expected expense at U.S. statutory rate of 35%	$40,083	$50,634	$49,591
Change resulting from:
State income tax expense, net of federal income tax benefit	3,662	2,088	3,225
Audits and adjustments, net	(1,730)	2,424	(665)
Change in valuation allowance	4,160	641	(1,643)
Foreign income taxed at different rates	(2,665)	(3,823)	(2,136)
Reorganization/recapitalization of foreign operations	—	—	(7,580)
Non-deductible compensation	275	485	512
Other, net	(282)	(544)	150

Income tax expense	$43,503	$51,905	$41,454

Effective tax rate	38.0%	35.9%	29.3%

The total income tax expense in 2011 includes net U.S. benefits of $8,637,000 primarily related to the recognition of foreign tax credits upon the reorganization of certain of our foreign operations in the fourth quarter and to other tax matters.

For foreign entities not treated as branches for U.S. tax purposes, we do not provide for U.S. income taxes on the undistributed earnings of these subsidiaries as these earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. The undistributed earnings of foreign subsidiaries that are deemed to be indefinitely invested outside of the U.S. were approximately $71,952,000 at December 31, 2013. It is not practicable to determine the unrecognized deferred tax liability on those earnings.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Goodwill and other intangibles	$59,828	$65,523
Net operating losses	16,489	13,571
Foreign tax credits	12,651	12,244
Accruals	10,243	10,154
Accounts receivable	6,389	6,276
Stock-based compensation	2,881	3,612
Inventories	1,837	1,239
Deferred revenue	567	952
Other	320	1,285

Gross deferred tax assets	111,205	114,856
Valuation allowance	(24,508)	(20,176)

Total deferred tax assets	86,697	94,680

Deferred tax liabilities:
Property and equipment	(11,803)	(16,340)
Prepaid expenses	(250)	(252)

Total deferred tax liabilities	(12,053)	(16,592)

Net deferred tax assets	$74,644	$78,088

The net current and non-current portions of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2013	2012
Net current deferred tax asset	$16,436	$16,387
Net non-current deferred tax asset	58,208	61,701

Net deferred tax asset	$74,644	$78,088

As of December 31, 2013, we have U.S. state net operating loss carryforwards (“NOLs”) of $740,000 that will expire between 2014 and 2030 and U.S. federal NOLs of $48,000 that will expire in 2031. We also have NOLs from various non-U.S. jurisdictions of $60,711,000. While the majority of the non-U.S. NOLs have no expiration date, $5,245,000 will expire between 2014 and 2020.

On the basis of currently available information, we have provided valuation allowances for certain of our deferred tax assets where we believe it is more likely than not that the related tax benefits will not be realized. At December 31, 2013 and 2012, our valuation allowance totaled $24,508,000 and $20,176,000, respectively, representing certain U.S. state NOLs, non-U.S. NOLs, foreign depreciation allowances and foreign tax credits.

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

The following table summarizes the change in the valuation allowance (in thousands):

	December 31,
	2013	2012
Valuation allowance at beginning of year	$20,176	$18,901
Increase in income tax expense	4,160	641
Foreign currency translation adjustments	172	230
Acquired valuation allowances	—	404

Valuation allowance at end of year	$24,508	$20,176

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A net tax benefit of $760,000, $1,036,000 and $1,351,000, related to the exercise of employee stock options and other employee stock programs was applied to stockholders’ equity during the years ended December 31, 2013, 2012 and 2011, respectively.

Various taxing jurisdictions are examining our tax returns for certain tax years. Although the outcome of tax audits cannot be predicted with certainty, management believes the ultimate resolution of these examinations will not result in a material adverse effect to our financial position, results of operations or cash flows.

As of December 31, 2013 and 2012, we had approximately $4,546,000 and $7,201,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $364,000 and $488,000, respectively, related to accrued interest. A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest, is as follows (in thousands):

Balance at December 31, 2012	$6,713
Subtractions for tax positions in prior periods	(191)
Additions for tax positions in current period	470
Subtractions due to foreign currency translation	(8)
Subtractions due to audit settlements and statute expirations	(2,802)

Balance at December 31, 2013	$4,182

In the future, if recognized, the liability associated with uncertain tax positions would affect our effective tax rate. We do not believe there will be any changes over the next 12 months that would have a material effect on our effective tax rate.

Several of our subsidiaries are currently under audit for tax years 2006 through 2012. It is reasonably possible that the examination phase of these audits may conclude in the next 12 months and that the related unrecognized tax benefits for uncertain tax positions may change, potentially having a material effect on our effective tax rate. However, based on the status of the various examinations in multiple jurisdictions, an estimate of the range of reasonably possible outcomes cannot be made at this time.

We, including our subsidiaries, file income tax returns in the U.S. federal jurisdiction, and many state and local and non-U.S. jurisdictions. In the U.S., federal income tax returns for 2011 and 2012 remain open to examination. For U.S. state and local taxes as well as in non-U.S. jurisdictions, the statute of limitations generally varies between three and ten years.

(11) Market Risk Management

Interest Rate Risk

We have interest rate exposure arising from our financing facilities, which have variable interest rates. These variable interest rates are affected by changes in short-term interest rates. We currently do not hedge our interest rate exposure.

We do not believe that the effect of reasonably possible near-term changes in interest rates will be material to our financial position, results of operations and cash flows. Our financing facilities expose our net earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. We had $16,500,000 outstanding under our revolving facility and $50,000,000 outstanding under our ABS facility at December 31, 2013. The interest rates attributable to the borrowings under our senior revolving credit facility and the ABS facility were 3.25% and 1.07%, respectively, per annum at December 31, 2013. The change in annual earnings from continuing operations, pretax, resulting from a hypothetical 10% increase or decrease in the highest applicable interest rate would approximate $127,000.

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

The Company generally enters into forward contracts with maturities of one month or less. The derivatives entered into during 2013 were not designated as hedges. The following derivative contracts were entered into during the year ended December 31, 2013, and remained open and outstanding at December 31, 2013. All U.S. dollar and foreign currency amounts (British Pounds Sterling and Euros) are presented in thousands.

	Buy	Buy
Foreign Currency	GBP	EUR
Foreign Amount	5,000	5,000
USD Equivalent	$8,175	$6,850
Weighted Average Maturity	Less than 1 month	Less than 1 month

The Company does not enter into derivative contracts for speculative or trading purposes. The fair value of all forward contracts at December 31, 2013 was an asset of $91,000.

(12) Derivative Financial Instruments

We use derivatives to partially offset our exposure to fluctuations in certain foreign currencies. We do not enter into derivatives for speculative or trading purposes. Derivatives are recorded at fair value on the balance sheet and gains or losses resulting from changes in fair value of the derivative are recorded currently in income. The Company does not designate our hedges for hedge accounting, and our foreign currency derivative instruments are not subject to any master netting arrangements with our counterparties.

We use foreign exchange forward contracts to hedge certain non-functional currency assets and liabilities from changes in exchange rate movements. Our non-functional currency assets and liabilities are primarily related to foreign currency denominated payables, receivables, and cash balances. The foreign currency forward contracts, carried at fair value, typically have a maturity of one month or less. We currently enter into approximately two foreign exchange forward contracts per month with an average notional value of $10,644,000 and an average maturity of approximately eleven days.

The counterparties associated with our foreign exchange forward contracts are large creditworthy commercial banks. The derivatives transacted with these institutions are short in duration and, therefore, we do not consider counterparty concentration and non-performance to be material risks.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our derivative financial instruments as of December 31, 2013 and 2012 (in thousands):

		December 31, 2013		December 31, 2012
	Balance Sheet Location	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$91	$—	$8	$—
Foreign exchange forward contracts	Accrued expenses and other current liabilities	—	—	—	25

Total derivatives not designated as hedging instruments		$91	$—	$8	$25

The following table summarizes the effect of our derivative financial instruments on our results of operations during the years ended December 31, 2013, 2012 and 2011 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of (Gain) Loss Recognized in Earnings on Derivatives	Amount of (Gain) Loss Recognized in Earnings on Derivatives
		Year Ended December 31,
		2013	2012	2011
Foreign exchange forward contracts	Net foreign currency exchange (gain) loss	$(398)	$813	$(951)

Total		$(398)	$813	$(951)

(13) Fair Value Measurements

The following table summarizes the valuation of our financial instruments by the following three categories as of December 31, 2013 and 2012 (in thousands):

Level 1:	Quoted market prices in active markets for identical assets or liabilities.

Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3:	Unobservable inputs that are not corroborated by market data.

		December 31, 2013		December 31, 2012
Balance Sheet Classification		Foreign Exchange Derivatives	Non-qualified Deferred Compensation Plan Investments	Foreign Exchange Derivatives	Non-qualified Deferred Compensation Plan Investments
Other current assets	Level 1	$—	$—	$—	$1,240
	Level 2	91	—	8	—
	Level 3	—	—	—	—

		$91	$—	$8	$1,240

Accrued expenses and other current liabilities	Level 1	$—	$—	$—	$—
	Level 2	—	—	25	—
	Level 3	—	—	—	—

		$—	$—	$25	$—

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Non-qualified Deferred Compensation Plan Investments

The assets of the non-qualified deferred compensation plan (discussed in Note 14) were set up in a Rabbi Trust. They represented money market funds that were carried at fair value, based on quoted market prices, and were classified within Level 1 of the fair value hierarchy.

As of December 31, 2013, we have no non-financial assets or liabilities that are measured and recorded at fair value on a recurring basis, and our other financial assets or liabilities generally consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities. The estimated fair values of our cash and cash equivalents is determined based on quoted prices in active markets for identical assets. The fair value of the other financial assets and liabilities is based on the value that would be received or paid in an orderly transaction between market participants and approximates the carrying value due to their nature and short duration.

(14) Benefit Plans

We adopted a defined contribution benefit plan (the “Defined Contribution Plan”) for our U.S. teammates which complies with section 401(k) of the Internal Revenue Code. The Company provides a discretionary match to all participants who elect 401(k) contributions pursuant to the Defined Contribution Plan. The discretionary match provided to participants is equivalent to 25% of a participant’s pre-tax contributions up to a maximum of 6% of eligible compensation per pay period. We have a similar plan for our Canadian teammates whereby we match 100% of a participant’s pre-tax contributions up to a maximum of 1.5% of eligible compensation per pay period. Additionally, we offer several defined contribution benefit plans to our teammates in EMEA and APAC. These plans and their related terms vary by country. Total combined contribution expense under these plans was $6,923,000, $6,579,000 and $6,086,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Effective January 1, 2008, we established the Insight Non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) to allow a select group of “management or highly compensated employees” as defined by the Employee Retirement Income Security Act of 1974, as amended, to voluntarily defer receipt of compensation and earn a rate of return on their deferred amounts based on their selection from a variety of independently managed funds. All deferred amounts were employee contributions, and all gains or losses on amounts held in the Deferred Compensation Plan were fully allocable to plan participants. We did not provide a guaranteed rate of return on deferred amounts nor did we make any contributions to the Deferred Compensation Plan. The Deferred Compensation Plan was terminated effective May 31, 2012, and the Deferred Compensation Plan’s assets were liquidated and participant account balances were paid out during 2013. Prior to their liquidation in 2013, as of December 31, 2012, the assets held in the Deferred Compensation Plan were $1,240,000. Liabilities related to the Deferred Compensation Plan as of December 31, 2012 were $849,000.

(15) Share Repurchase Programs

On May 26, 2011, we announced that our Board of Directors had authorized the repurchase of up to $50,000,000 of our common stock. During the year ended December 31, 2011, we purchased 2,897,493 shares of our common stock on the open market at an average price of $17.26 per share, which represented the full amount authorized under the repurchase program. All shares repurchased were retired.

On February 14, 2013, we announced that our Board of Directors had authorized the repurchase of up to $50,000,000 of our common stock. During the year ended December 31, 2013, we purchased 2,646,722 shares of our common stock on the open market at an average price of $18.89 per share, which represented the full amount authorized under the repurchase program. All shares repurchased were retired.

On October 30, 2013, we announced that our Board of Directors had authorized another repurchase of up to $50,000,000 of our common stock. Any share repurchases may be made on the open market, through block trades, through 10b5-1 plans or otherwise. The amount of shares purchased and the timing of the purchases will be based on working capital requirements, general business conditions and other factors. We intend to retire the repurchased shares. During the year ended December 31, 2013, we purchased 353,316 shares of our common stock on the open market at a total cost of approximately $7,774,000 (an average price of $22.00 per share). All shares repurchased through December 31, 2013 have been retired.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(16) Commitments and Contingencies

Contractual

In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of December 31, 2013, we had approximately $2,890,000 of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse the surety company.

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

Management believes that payments, if any, related to these indemnifications are not probable at December 31, 2013. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.

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

In August 2010, in connection with an investigation being conducted by the United States Department of Justice (the “DOJ”), our subsidiary, Calence, LLC, received a subpoena from the Office of the Inspector General of the Federal Communications Commission requesting documents and information related to the expenditure of funds under the E-Rate program, which provides schools and libraries with discounts to obtain affordable telecommunications and internet access and related hardware and software. We have completed our response to the subpoena. The basis of the investigation is a qui tam lawsuit filed in the United States District Court for the Southern District of Texas by a contractor who provided services to the former owners of Calence. The lawsuit, designated United States ex rel. Shupe v. Cisco Systems, Inc., Avnet, Inc. and Calence, LLC, was first filed in January 2010 and was unsealed in June 2012, and an amended complaint was filed and served in September 2012. The amended complaint alleged violations of the False Claims Act and sought various remedies including treble damages and civil penalties. In connection with the unsealing of the complaint, the DOJ filed a notice with the court declining to intervene in the qui tam action. However, that filing should not be viewed as a final assessment by the DOJ of the merits of this qui tam action. In November 2012, the Company filed a motion to dismiss the amended complaint, and that motion was granted in an order from the District Court in May 2013; however, motions to dismiss filed by the other defendants were denied in the May 2013 order. The Court gave the plaintiff leave to amend, and the plaintiff filed a second amended complaint in May 2013. In June 2013, the defendants filed a petition with the United States Court of Appeals for the Fifth Circuit for review of the May 2013 order, in July 2013 the Fifth Circuit granted the defendants’ petition to file an appeal, which has been filed and fully briefed, and the proceedings in the District Court are now stayed pending the resolution of the appeal. The claims in the second amended complaint are similar to the claims in the dismissed complaint. The Company disputes the claims and intends to defend the lawsuit vigorously. Based on the limited information currently available, the Company is not able to estimate what the possible loss or range of loss might be, if any. The Company is pursuing its rights under the Calence acquisition agreements to indemnification for losses that may arise out of or result from this matter, including our fees and expenses for responding to the subpoena and defending the lawsuit. We have recovered a substantial portion of our fees to date and continue to pursue our indemnification claims. During the year ended December 31, 2012, the Company recovered approximately $2,000,000 of legal costs incurred in previous periods.

Aside from the matter discussed above, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations or liquidity.

(17) Supplemental Financial Information

A summary of additions and deductions related to the allowance for doubtful accounts receivable for the years ended December 31, 2013, 2012 and 2011 follows (in thousands):

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance for doubtful accounts receivable:
Year ended December 31, 2013	$18,905	$4,696	$(3,693)	$19,908

Year ended December 31, 2012	$18,803	$4,195	$(4,093)	$18,905

Year ended December 31, 2011	$17,540	$4,267	$(3,004)	$18,803

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(18) Segment and Geographic Information

We operate in three reportable geographic operating segments: North America; EMEA; and APAC. Currently, our offerings in North America and select countries in EMEA include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and select software-related services. Net sales by product or service type for North America, EMEA and APAC were as follows for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	North America
	Years Ended December 31,
Sales Mix	2013	2012	2011
Hardware	$2,130,006	$2,238,363	$2,334,257
Software	1,129,114	1,177,538	1,095,532
Services	211,640	210,456	242,703

	$3,470,760	$3,626,357	$3,672,492

	EMEA
	Years Ended December 31,
Sales Mix	2013	2012	2011
Hardware	$504,006	$540,886	$438,171
Software	930,903	894,949	936,543
Services	34,265	27,772	23,707

	$1,469,174	$1,463,607	$1,398,421

	APAC
	Years Ended December 31,
Sales Mix	2013	2012	2011
Hardware	$6,222	$4,820	$1,647
Software	191,355	199,239	208,200
Services	6,836	7,418	6,468

	$204,413	$211,477	$216,315

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

All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments or on a consolidated basis. Net sales are defined as net sales to external clients. Sales to the U.S. federal government, which are diversified across multiple agencies and departments, collectively accounted for approximately 10% of our 2013 net sales. However, there are several independent purchasing decision-makers across these agencies and departments. Excluding these sales to the federal government, none of our clients exceeded ten percent of consolidated net sales for the year ended December 31, 2013.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tables below present information about our reportable operating segments as of and for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31, 2013
	North America	EMEA	APAC	Consolidated
Net sales	$3,470,760	$1,469,174	$204,413	$5,144,347
Costs of goods sold	2,998,573	1,277,850	169,037	4,445,460

Gross profit	472,187	191,324	35,376	698,887
Operating expenses:
Selling and administrative expenses	362,380	178,012	24,518	564,910
Severance and restructuring expenses	3,325	9,415	—	12,740

Earnings from operations	$106,482	$3,897	$10,858	$121,237

Total assets	$1,645,393	$577,448	$125,322	$2,348,163	*

	Year Ended December 31, 2012
	North America	EMEA	APAC	Consolidated
Net sales	$3,626,357	$1,463,607	$211,477	$5,301,441
Costs of goods sold	3,147,835	1,259,762	174,168	4,581,765

Gross profit	478,522	203,845	37,309	719,676
Operating expenses:
Selling and administrative expenses	359,634	179,979	25,593	565,206
Severance and restructuring expenses	2,834	3,483	—	6,317

Earnings from operations	$116,054	$20,383	$11,716	$148,153

Total assets	$1,749,890	$538,968	$130,673	$2,419,531	*

	Year Ended December 31, 2011
	North America	EMEA	APAC	Consolidated
Net sales	$3,672,492	$1,398,421	$216,315	$5,287,228
Costs of goods sold	3,195,716	1,200,348	182,007	4,578,071

Gross profit	476,776	198,073	34,308	709,157
Operating expenses:
Selling and administrative expenses	366,811	165,262	24,616	556,689
Severance and restructuring expenses	2,380	2,705	—	5,085

Earnings from operations	$107,585	$30,106	$9,692	$147,383

Total assets	$1,536,690	$535,116	$128,028	$2,199,834	*

*	Consolidated total assets do not reflect intercompany eliminations and corporate assets of $480,445,000, $418,028,000 and $342,223,000 at December 31, 2013, 2012 and 2011, respectively.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a summary of our geographic net sales and long-lived assets, consisting of property and equipment, net (in thousands):

	United States	Foreign	Total
2013
Net sales	$3,281,403	$1,862,944	$5,144,347
Total long-lived assets	$91,768	$41,052	$132,820
2012
Net sales	$3,398,516	$1,902,925	$5,301,441
Total long-lived assets	$104,431	$39,082	$143,513
2011
Net sales	$3,447,541	$1,839,687	$5,287,228
Total long-lived assets	$105,338	$35,367	$140,705

Foreign net sales and total long-lived assets summarized above for 2013, 2012 and 2011 include net sales and net property and equipment of $656,559,000 and $23,687,000; $686,047,000 and $23,616,000; and $701,823,000 and $20,834,000, respectively, attributed to the United Kingdom. Net sales by geographic area are presented by attributing net sales to external customers based on the domicile of the selling location.

We recorded the following pre-tax amounts, by operating segment, for depreciation and amortization, in the accompanying consolidated financial statements (in thousands):

	Years Ended December 31,
	2013	2012	2011
North America	$31,815	$32,457	$31,251
EMEA	8,608	7,803	7,071
APAC	1,121	917	817

Total	$41,544	$41,177	$39,139

(19) Selected Quarterly Financial Information (unaudited)

The following table sets forth selected unaudited consolidated quarterly financial information for the years ended December 31, 2013 and 2012 (in thousands, except per share data):

	Quarters Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2013	2013	2013	2013	2012	2012	2012	2012
Net sales	$1,395,158	$1,151,020	$1,416,547	$1,181,622	$1,346,675	$1,181,409	$1,529,175	$1,244,182
Costs of goods sold	1,214,003	982,352	1,225,620	1,023,485	1,166,282	1,013,784	1,327,889	1,073,810

Gross profit	181,155	168,668	190,927	158,137	180,393	167,625	201,286	170,372
Operating expenses:
Selling and administrative expenses	140,799	139,965	143,158	140,988	141,952	136,259	143,601	143,394
Severance and restructuring expenses	4,413	2,424	3,171	2,732	1,861	705	2,377	1,374

Earnings from operations	35,943	26,279	44,598	14,417	36,580	30,661	55,308	25,604
Non-operating (income) expense:
Interest income	(259)	(322)	(337)	(312)	(340)	(489)	(288)	(351)
Interest expense	1,560	1,603	1,556	1,618	1,351	1,702	1,490	1,558
Gain on bargain purchase	—	—	—	—	—	—	—	(2,022)
Net foreign currency exchange loss (gain)	445	474	(886)	161	409	426	(470)	(828)
Other expense, net	332	364	342	374	385	319	389	244

Earnings before income taxes	33,865	24,160	43,923	12,576	34,775	28,703	54,187	27,003
Income tax expense	13,458	9,135	17,410	3,500	14,008	9,349	18,937	9,611

Net earnings	$20,407	$15,025	$26,513	$9,076	$20,767	$19,354	$35,250	$17,392

Net earnings per share:
Basic	$0.48	$0.35	$0.62	$0.20	$0.47	$0.43	$0.79	$0.39

Diluted	$0.48	$0.35	$0.62	$0.20	$0.46	$0.43	$0.79	$0.39

INSIGHT ENTERPRISES, INC.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013, based on the criteria established in COSO’s Internal Control – Integrated Framework.

KPMG LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements in Part II, Item 8 of this report, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2013.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c) Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures and determined that as of December 31, 2013 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The information required by this item can be found in our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders (our “Proxy Statement”) and is incorporated herein by reference.

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

Dated: February 21, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kenneth T. Lamneck	President, Chief Executive Officer and Director	February 21, 2014
Kenneth T. Lamneck

/s/ Glynis A. Bryan	Chief Financial Officer	February 21, 2014
Glynis A. Bryan	(principal financial officer)

/s/ Dana A. Leighty	Vice President, Finance	February 21, 2014
Dana A. Leighty	(principal accounting officer)

/s/ Timothy A. Crown*	Chairman of the Board	February 21, 2014
Timothy A. Crown

/s/ Richard E. Allen*	Director	February 21, 2014
Richard E. Allen

/s/ Bennett Dorrance*	Director	February 21, 2014
Bennett Dorrance

/s/ Michael M. Fisher*	Director	February 21, 2014
Michael M. Fisher

/s/ Larry A. Gunning*	Director	February 21, 2014
Larry A. Gunning

/s/ Anthony A. Ibargüen*	Director	February 21, 2014
Anthony A. Ibargüen

/s/ Robertson C. Jones*	Director	February 21, 2014
Robertson C. Jones

/s/ Kathleen S. Pushor*	Director	February 21, 2014
Kathleen S. Pushor

* By: /s/ Steven R. Andrews
Steven R. Andrews, Attorney in Fact

INSIGHT ENTERPRISES, INC.

EXHIBITS TO FORM 10-K

YEAR ENDED DECEMBER 31, 2013

Commission File No. 000-25092

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith

3.1	Composite Certificate of Incorporation of Insight Enterprises, Inc.	10-K	000-25092	3.1	February 17, 2006

3.2	Amended and Restated Bylaws of Insight Enterprises, Inc.	8-K	000-25092	3.1	January 14, 2008

4.1	Specimen Common Stock Certificate	S-1	33-86142	4.1	January 24, 1995

10.1(1)	Form of Indemnification Agreement	10-K	000-25092	10.1	July 26, 2007

10.2(2)	Amended Insight Enterprises, Inc. 2007 Omnibus Plan	Proxy Statement	000-25092	Annex A	April 4, 2011

10.3(2)	Executive Service Agreement between Insight Direct (UK) Limited and Stuart Fenton dated May 18, 2010	8-K	000-25092	10.1	May 27, 2010

10.4(2)	Executive Management Separation Plan effective as of January 1, 2008	10-Q	000-25092	10.5	November 7, 2008

10.5(2)	Amended and Restated Employment Agreement between Insight Enterprises, Inc. and Glynis A. Bryan dated as of January 1, 2009	8-K	000-25092	10.3	January 7, 2009

10.6(2)	Amended and Restated Employment Agreement between Insight Enterprises, Inc. and Steven R. Andrews dated as of January 1, 2009	8-K	000-25092	10.4	January 7, 2009

10.7(2)	Executive Employment Agreement between Insight Enterprises, Inc. and Kenneth T. Lamneck, dated as of December 14, 2009	10-K	000-25092	10.24	February 25, 2010

10.8(2)	Employment Agreement between Insight Enterprises, Inc. and Michael P. Guggemos, dated as of November 1, 2010	10-K	000-25092	10.16	February 23, 2011

10.9(2)	Offer of employment letter to Michael P. Guggemos, dated September 28, 2010	10-K	000-25092	10.17	February 23, 2011

10.10(2)	Employment Agreement between Insight Enterprises, Inc. and Steven W. Dodenhoff, dated as of January 30, 2012	10-K	000-25092	10.16	February 24, 2012

10.11(2)	Employment Agreement between Insight Enterprises, Inc. and Dana A. Leighty, dated as of March 2, 2012	10-K	000-25092	10.12	February 22, 2013

10.12(2)	Amended and Restated Release and Transition Agreement dated August 18, 2013 between Insight Direct (UK) Ltd. and Stuart A. Fenton	10-Q	000-25092	10.1	October 31, 2013

INSIGHT ENTERPRISES, INC.

EXHIBITS TO FORM 10-K (continued)

YEAR ENDED DECEMBER 31, 2013

Commission File No. 000-25092

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith

10.13(2)	Managing Director Service Agreement dated October 29, 2013 between Insight Technology Solutions GmbH and Wolfgang Ebermann	8-K	000-25092	10.1	October 30, 2013

10.14	Receivables Purchase Agreement dated as of December 31, 2002 among Insight Receivables, LLC, Insight Enterprises, Inc., Jupiter Securitization Corporation, Bank One NA, and the entities party thereto from time to time as financial institutions	10-K	000-25092	10.38	March 27, 2003

10.15	Amended and Restated Receivables Sale Agreement dated as of September 3, 2003 by and among Insight Direct USA, Inc. and Insight Public Sector, Inc. as originators, and Insight Receivables, LLC, as buyer	10-Q	000-25092	10.1	November 13, 2003

10.16	Amendment No. 1 to Receivables Purchase Agreement dated as of September 3, 2003	10-Q	000-25092	10.2	November 13, 2003

10.17	Amendment No. 2 to Receivables Purchase Agreement dated as of December 23, 2003 among Insight Receivables, LLC, Insight Enterprises, Inc. and Jupiter Securitization Corporation, Bank One NA	10-K	000-25092	10.42	March 11, 2004

10.18	Amendment No. 5 to Receivables Purchase Agreement dated as of March 25, 2005	10-Q	000-25092	10.4	May 9, 2005

10.19	Amendment No. 6 to Receivables Purchase Agreement dated as of December 19, 2005	8-K	000-25092	10.1	December 22, 2005

10.20	Amendment No. 7 to Receivables Purchase Agreement dated as of September 7, 2006	8-K	000-25092	10.2	September 8, 2006

10.21	Amendment No. 9 to Receivables Purchase Agreement dated as of September 17, 2008	8-K	000-25092	10.3	September 23, 2008

10.22	Amendment No. 11 and Joinder Agreement to Receivables Purchase Agreement dated as of July 24, 2009	10-Q	000-25092	10.1	August 6, 2009

INSIGHT ENTERPRISES, INC.

EXHIBITS TO FORM 10-K (continued)

YEAR ENDED DECEMBER 31, 2013

Commission File No. 000-25092

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith

10.23	Amendment No. 12 to Receivables Purchase Agreement dated as of July 1, 2010 among Insight Receivables, LLC, Insight Enterprises, Inc., the Purchasers and Managing Agents party thereto, and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA (Main Office Chicago)), as agent for the Purchasers	10-Q	000-25092	10.1	November 4, 2010

10.24	Omnibus Amendment and Joinder to Receivables Purchase Agreement, dated as of April 26, 2012, among Insight Receivables, LLC, Insight Enterprises, Inc., Insight Direct USA, Inc., Insight Public Sector, Inc., the purchasers and managing agents party thereto and JPMorgan Chase Bank, N.A., as Agent	8-K	000-25092	10.3	May 2, 2012

10.25	Third Amended and Restated Credit Agreement, dated as of April 26, 2012, by and among Insight Enterprises, Inc., Insight Enterprises B.V., Insight Direct (UK) Ltd., as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and the lenders party thereto	8-K	000-25092	10.1	May 2, 2012

10.26	Amended and Restated Credit Agreement, dated as of April 26, 2012, by and among Calence, LLC, Insight Direct USA, Inc. and Insight Public Sector, Inc., as Resellers, Castle Pines Capital LLC, as administrative agent, Wells Fargo Capital Finance, LLC, as collateral agent, syndication agent and administrative agent, and the lenders party thereto	8-K	000-25092	10.2	May 2, 2012

INSIGHT ENTERPRISES, INC.

EXHIBITS TO FORM 10-K (continued)

YEAR ENDED DECEMBER 31, 2013

Commission File No. 000-25092

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith

21	Subsidiaries of Insight Enterprises, Inc.					X

23.1	Consent of KPMG LLP					X

24.1	Power of Attorney for Timothy A Crown dated February 12, 2014					X

24.2	Power of Attorney for Richard E. Allen dated February 12, 2014					X

24.3	Power of Attorney for Bennett Dorrance dated February 12, 2014					X

24.4	Power of Attorney for Michael M. Fisher dated February 12, 2014					X

24.5	Power of Attorney for Larry A. Gunning dated February 12, 2014					X

24.6	Power of Attorney for Anthony A. Ibargüen dated February 12, 2014					X

24.7	Power of Attorney for Robertson C. Jones dated February 12, 2014					X

24.8	Power of Attorney for Kathleen S. Pushor dated February 12, 2014					X

31.1	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rule 13a-14					X

31.2	Certification of Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002					X

101	Interactive data files pursuant to Rule 405 of Regulation S-T					X

(1)	We have entered into a separate indemnification agreement with each of the following directors and executive officers that differ only in names and dates: Richard E. Allen, Steven R. Andrews, Glynis A. Bryan, Timothy A. Crown, Steven W. Dodenhoff, Bennett Dorrance, Wolfgang Ebermann, Michael M. Fisher, Michael P. Guggemos, Larry A. Gunning, Anthony A. Ibargüen, Helen K. Johnson, Robertson C. Jones, Kenneth T. Lamneck, Dana A. Leighty and Kathleen S. Pushor. Pursuant to the instructions accompanying Item 601 of Regulation S-K, the Registrant is filing the form of such indemnification agreement.
(2)	Management contract or compensatory plan or arrangement.