Form 10-Q
period 2014-03-31
INSIGHT ENTERPRISES INC
filed 2014-05-02
CIK 932696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

The number of shares outstanding of the issuer’s common stock as of April 25, 2014 was 40,934,420.

INSIGHT ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q

Three Months Ended March 31, 2014

INSIGHT ENTERPRISES, INC.

FORWARD-LOOKING INFORMATION

Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect net sales, gross profit, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows; the effect of changes being implemented by our largest software partner to elements of its channel incentive program and our ability to implement cost reduction initiatives and other strategic changes to offset adverse changes resulting therefrom; our working capital needs; the expected effects of seasonality on our business; our intentions concerning the payment of dividends; projections of capital expenditures in 2014; the sufficiency of our capital resources and the availability of financing and our needs or plans relating thereto; the effect of new accounting principles or changes in accounting policies; our compliance with financial debt covenants; the effect of indemnification obligations; statements related to accounting estimates, including the costs of relocating operations in Illinois and the impairment of real estate assets in Illinois; our positions and strategies with respect to ongoing and threatened litigation; our intention not to repatriate certain foreign undistributed earnings where management considers those earnings to be reinvested indefinitely and plans relating thereto; our plans to use cash flow from operations for working capital, to pay down debt, make capital expenditures, repurchase shares of our common stock, and fund acquisitions; our exposure to off-balance sheet arrangements; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$180,864	$126,817
Accounts receivable, net of allowance for doubtful accounts of $19,408 and $19,908, respectively	1,074,465	1,257,910
Inventories	113,539	97,268
Inventories not available for sale	51,287	38,705
Deferred income taxes	16,423	16,436
Other current assets	63,933	57,528

Total current assets	1,500,511	1,594,664
Property and equipment, net of accumulated depreciation of $257,679 and $250,412, respectively	127,891	132,820
Goodwill	26,257	26,257
Intangible assets, net of accumulated amortization of $81,305 and $78,430, respectively	33,003	35,765
Deferred income taxes	57,927	58,651
Other assets	13,132	19,561

	$1,758,721	$1,867,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$757,687	$850,951
Accrued expenses and other current liabilities	139,020	156,491
Current portion of long-term debt	369	217
Deferred revenue	45,576	44,146

Total current liabilities	942,652	1,051,805
Long-term debt	91,246	66,949
Deferred income taxes	45	443
Other liabilities	22,650	31,603

	1,056,593	1,150,800

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 41,048 shares at March 31, 2014 and 42,023 shares at December 31, 2013 issued and outstanding	410	420
Additional paid-in capital	339,570	348,703
Retained earnings	348,278	353,854
Accumulated other comprehensive income – foreign currency translation adjustments	13,870	13,941

Total stockholders’ equity	702,128	716,918

	$1,758,721	$1,867,718

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Net sales	$1,214,530	$1,181,622
Costs of goods sold	1,050,785	1,023,485

Gross profit	163,745	158,137
Operating expenses:
Selling and administrative expenses	142,429	140,988
Severance and restructuring expenses	337	2,732

Earnings from operations	20,979	14,417
Non-operating (income) expense:
Interest income	(249)	(312)
Interest expense	1,458	1,618
Net foreign currency exchange loss	496	161
Other expense, net	249	374

Earnings before income taxes	19,025	12,576
Income tax expense	7,475	3,500

Net earnings	$11,550	$9,076

Net earnings per share:
Basic	$0.28	$0.20

Diluted	$0.28	$0.20

Shares used in per share calculations:
Basic	41,632	44,670

Diluted	41,918	45,063

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Net earnings	$11,550	$9,076
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(71)	(8,312)

Total comprehensive income	$11,479	$764

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net earnings	$11,550	$9,076
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,026	10,454
Provision for losses on accounts receivable	1,533	1,292
Write-downs of inventories	273	1,039
Write-off of property and equipment	7	51
Non-cash stock-based compensation	1,758	2,090
Excess tax benefit from employee gains on stock-based compensation	(252)	(717)
Deferred income taxes	359	1,304
Changes in assets and liabilities:
Decrease in accounts receivable	182,672	272,163
(Increase) decrease in inventories	(29,003)	2,941
Increase in other current assets	(6,295)	(17,137)
Decrease (increase) in other assets	6,206	(5,742)
Decrease in accounts payable	(87,709)	(247,725)
Increase (decrease) in deferred revenue	855	(4,575)
Decrease in accrued expenses and other liabilities	(25,947)	(8,231)

Net cash provided by operating activities	66,033	16,283

Cash flows from investing activities:
Purchases of property and equipment	(2,018)	(5,670)

Net cash used in investing activities	(2,018)	(5,670)

Cash flows from financing activities:
Borrowings on senior revolving credit facility	143,492	326,535
Repayments on senior revolving credit facility	(138,992)	(330,535)
Borrowings on accounts receivable securitization financing facility	225,000	213,000
Repayments on accounts receivable securitization financing facility	(207,000)	(228,000)
Borrowings under other financing agreements	2,002	—
Payments on capital lease obligation	(53)	(257)
Net (repayments) borrowings under inventory financing facility	(7,181)	21,277
Excess tax benefit from employee gains on stock-based compensation	252	717
Payment of payroll taxes on stock-based compensation through shares withheld	(1,559)	(2,814)
Repurchases of common stock	(26,710)	(6,856)

Net cash used in financing activities	(10,749)	(6,933)

Foreign currency exchange effect on cash balances	781	(3,473)

Increase in cash and cash equivalents	54,047	207
Cash and cash equivalents at beginning of period	126,817	152,119

Cash and cash equivalents at end of period	$180,864	$152,326

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2014 and our results of operations and cash flows for the three months ended March 31, 2014 and 2013. The consolidated balance sheet as of December 31, 2013 was derived from the audited consolidated balance sheet at such date. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).

The results of operations for interim periods are not necessarily indicative of results for the full year, due in part to the seasonal nature of our business. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the related notes thereto, in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance became effective for annual reporting periods beginning after December 15, 2013 and subsequent interim periods. We applied the requirements of ASU 2013-11 prospectively in preparing the March 31, 2014 consolidated balance sheet, which resulted in a decrease to noncurrent deferred tax assets and a decrease to noncurrent reserves for uncertain tax positions of approximately $1.0 million. Had we applied the requirements of ASU 2013-11 retrospectively to the December 31, 2013 consolidated balance sheet, the effect would have been materially the same.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

There have been no other material changes or additions to the recently issued accounting pronouncements as previously reported in Note 1 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013 that affect or may affect our financial statements.

2. Net Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding restricted stock units. A reconciliation of the denominators of the basic and diluted EPS calculations follows (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Numerator:
Net earnings	$11,550	$9,076

Denominator:
Weighted average shares used to compute basic EPS	41,632	44,670
Dilutive potential common shares due to dilutive restricted stock units, net of tax effect	286	393

Weighted average shares used to compute diluted EPS	41,918	45,063

Net earnings per share:
Basic	$0.28	$0.20

Diluted	$0.28	$0.20

For the three months ended March 31, 2014 and 2013, 61,000 and 184,000, respectively, of our restricted stock units were not included in the diluted EPS calculations because their inclusion would have been anti-dilutive.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3. Debt, Inventory Financing Facility, Capital Lease and Other Financing Obligations

Debt

Our long-term debt consists of the following (in thousands):

	March 31, 2014	December 31, 2013
Senior revolving credit facility	$21,000	$16,500
Accounts receivable securitization financing facility	68,000	50,000
Capital lease and other financing obligations	2,615	666

Total	91,615	67,166
Less: current portion of capital lease and other financing obligations	(369)	(217)
Less: current portion of revolving credit facilities	—	—

Long-term debt	$91,246	$66,949

Our senior revolving credit facility (“revolving facility”) has an aggregate U.S. dollar equivalent maximum borrowing capacity of $350,000,000. The revolving facility matures April 26, 2017, is guaranteed by the Company’s material domestic subsidiaries and is secured by a lien on substantially all of the Company’s and each guarantor’s assets. The balance of $21,000,000 outstanding at March 31, 2014 was borrowed under the prime rate option at 3.25% per annum. As of March 31, 2014, $329,000,000 was available under the revolving facility. See “Debt Covenants” below.

Our accounts receivable securitization financing facility (the “ABS facility”) has a maximum borrowing capacity of $200,000,000 and matures on April 24, 2015. While the ABS facility has a stated maximum amount, the actual availability under the ABS facility is limited by the quantity and quality of the underlying accounts receivable. Under the ABS facility, the floating interest rate applicable at March 31, 2014 was 1.05% per annum. As of March 31, 2014, qualified receivables were sufficient to permit access to the full $200,000,000 facility amount, of which $68,000,000 was outstanding. See “Debt Covenants” below.

Debt Covenants

Our revolving facility and our ABS facility contain various covenants customary for transactions of this type, including limitations on the payment of dividends and the requirement that we comply with maximum leverage, minimum fixed charge and minimum asset coverage ratio requirements and meet monthly, quarterly and annual reporting requirements. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified period of time. At March 31, 2014, we were in compliance with all such covenants.

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our revolving facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of our trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization and (iv) non-cash stock-based compensation (“adjusted earnings”). The maximum leverage ratio permitted under the agreements is 2.75 times trailing twelve-month adjusted earnings. A significant drop in our adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below our combined facility maximum amount. Based on our maximum leverage ratio as of March 31, 2014, our consolidated debt balance that could have been outstanding under our revolving facility and our ABS facility was reduced from the maximum borrowing capacity of $550,000,000 to $472,895,000, of which $89,000,000 was outstanding at March 31, 2014.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Inventory Financing Facility

Our inventory financing facility has a maximum borrowing capacity of $200,000,000 and matures on April 26, 2017. As of March 31, 2014 and December 31, 2013, $108,071,000 and $115,252,000, respectively, was included in accounts payable within our consolidated balance sheets related to our inventory financing facility.

Capital Lease and Other Financing Obligations

The present value of minimum lease payments under our capital lease, which expires on December 31, 2016, is included in our current and long-term debt balances as summarized in the table above.

From time to time, we also enter into other financing agreements with financial intermediaries to facilitate the purchase of products from certain vendors. At March 31, 2014, amounts owed under other financing agreements of $2,002,000, which are payable in installments through August 2016, are included in our current and long-term debt balances as summarized in the table above.

4. Severance and Restructuring Activities

Severance Costs Expensed for 2014 Resource Actions

During the three months ended March 31, 2014, North America and EMEA recorded severance expense totaling $396,000 and $487,000, respectively, related to 2014 resource actions.

The following table details the 2014 activity and the outstanding obligations related to the 2014 resource actions as of March 31, 2014 (in thousands):

	North America	EMEA	Consolidated
Severance costs	$396	$487	$883
Foreign currency translation adjustments	—	(2)	(2)
Cash payments	(152)	(89)	(241)

Balance at March 31, 2014	$244	$396	$640

The remaining outstanding obligations are expected to be paid during the next 12 months and are therefore included in accrued expenses and other current liabilities.

Severance Costs Expensed for 2013 Resource Actions

During the year ended December 31, 2013, North America and EMEA recorded severance expense totaling $3,429,000 and $9,603,000, respectively, relating to 2013 resource actions. The charges related to a continued review of resource needs in North America and significant restructuring activities in EMEA, primarily in the United Kingdom and Germany, as we worked to rationalize our selling and administrative expenses in EMEA.

The following table details the 2014 activity and the outstanding obligations related to the 2013 resource actions as March 31, 2014 (in thousands):

	North America	EMEA	Consolidated
Balance at December 31, 2013	$1,223	$2,910	$4,133
Foreign currency translation adjustments	(23)	14	(9)
Adjustments	(89)	(227)	(316)
Cash payments	(546)	(1,077)	(1,623)

Balance at March 31, 2014	$565	$1,620	$2,185

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

In North America and EMEA, adjustments were recorded to decrease severance and restructuring expense and the related severance accrual during the three months ended March 31, 2014 due to changes in estimates as cash payments were made. The remaining outstanding obligations are expected to be paid during the next 12 months and are therefore included in accrued expenses and other current liabilities.

Severance Costs Expensed for 2012 Resource Actions

During the year ended December 31, 2012, North America and EMEA recorded severance expense totaling $3,022,000 and $3,973,000, respectively, associated with severance for the elimination of certain positions based on a re-alignment of roles and responsibilities. As of December 31, 2013, the total remaining obligations recorded in our North America and EMEA segments related to these resource actions were approximately $487,000 and $337,000, respectively. During the three months ended March 31, 2014, adjustments totaling $230,000 were recorded in North America to decrease severance and restructuring expense and the related severance accrual due to changes in estimates of the remaining payouts. The outstanding obligations as of March 31, 2014 of $257,000 and $337,000 in North America and EMEA, respectively, are expected to be paid during the next 12 months and are therefore included in accrued expenses and other current liabilities.

5. Stock-Based Compensation

By operating segment, we recorded the following pre-tax amounts for stock-based compensation, net of estimated forfeitures, related to restricted stock units (“RSUs”) in selling and administrative expenses in our consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2014	2013
North America	$1,361	$1,490
EMEA	335	532
APAC	62	68

Total Consolidated	$1,758	$2,090

As of March 31, 2014, total compensation cost not yet recognized related to nonvested RSUs is $18,435,000, which is expected to be recognized over the next 1.51 years on a weighted-average basis.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table summarizes our RSU activity during the three months ended March 31, 2014:

	Number	Weighted Average Grant Date Fair Value	Fair Value
Nonvested at January 1, 2014	811,565	$19.91
Granted(a)	433,312	23.08
Vested, including shares withheld to cover taxes	(246,231)	19.96	$5,695,443	(b)

Forfeited	(16,553)	20.66

Nonvested at March 31, 2014(a)	982,093	21.20	$24,660,355	(c)

Expected to vest	849,584		$21,333,054	(c)

(a)	Includes 144,521 RSUs subject to remaining performance conditions. The number of RSUs ultimately awarded under the performance-based RSUs varies based on whether we achieve certain financial results for 2014.
(b)	The fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.
(c)	The aggregate fair value represents the total pre-tax fair value, based on our closing stock price of $25.11 as of March 31, 2014, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

During the three months ended March 31, 2014 and 2013, the RSUs that vested for teammates in the United States were net-share settled such that we withheld shares with value equivalent to the teammates’ minimum statutory United States tax obligations for the applicable income and other employment taxes and remitted the corresponding cash amount to the appropriate taxing authorities. The total shares withheld during the three months ended March 31, 2014 and 2013 of 67,454 and 139,589, respectively, were based on the value of the RSUs on their vesting date as determined by our closing stock price on such vesting date. For the three months ended March 31, 2014 and 2013, total payments for the employees’ tax obligations to the taxing authorities were $1,559,000 and $2,814,000, respectively, and are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the economic effect of repurchases of common stock as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent a repurchase of shares or an expense to us.

6. Income Taxes

Our effective tax rate for the three months ended March 31, 2014 and 2013 was 39.3% and 27.8%, respectively. For the three months ended March 31, 2014, our effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to state income taxes, net of federal benefit. For the three months ended March 31, 2013, our effective tax rate was lower than the United States federal statutory rate of 35.0% due primarily to the recognition of certain tax benefits related to the re-measurement or settlement of specific uncertain tax positions during the quarter and to lower taxes on earnings in foreign jurisdictions.

As of March 31, 2014 and December 31, 2013, we had approximately $4,746,000 and $4,546,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $417,000 and $364,000, respectively, related to accrued interest.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7. Derivative Financial Instruments

We use derivatives to partially offset our exposure to fluctuations in certain foreign currencies. We do not enter into derivatives for speculative or trading purposes. Derivatives are recorded at fair value on the balance sheet, and gains or losses resulting from changes in fair value of the derivative are recorded currently in income. We do not designate our hedges for hedge accounting, and our foreign currency derivative instruments are not subject to any master netting arrangements with our counterparties.

The following table summarizes our derivative financial instruments as of March 31, 2014 and December 31, 2013 (in thousands):

		March 31, 2014		December 31, 2013
	Balance Sheet Location	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$—	$—	$91	$—

Total derivatives not designated as hedging instruments		$—	$—	$91	$—

The following table summarizes the effect of our derivative financial instruments on our results of operations during the three months ended March 31, 2014 and 2013 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Loss (Gain) Recognized in Earnings on Derivatives	Amount of Loss (Gain) Recognized in Earnings on Derivatives
		Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Foreign exchange forward contracts	Net foreign currency exchange loss (gain)	$225	$(401)

Total		$225	$(401)

8. Fair Value Measurements

The following table summarizes the valuation of our foreign exchange derivative financial instruments by the following three categories as of March 31, 2014 and December 31, 2013 (in thousands):

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Balance Sheet Classification		March 31, 2014	December 31, 2013
Other current assets	Level 1	$—	$—
	Level 2	—	91
	Level 3	—	—

		—	91

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9. Share Repurchase Programs

On October 30, 2013, we announced that our Board of Directors had authorized a repurchase of up to $50,000,000 of our common stock. Any share repurchases may be made on the open market, through block trades, through 10b5-1 plans or otherwise. The amount of shares purchased and the timing of the purchases will be based on working capital requirements, general business conditions and other factors. We intend to retire the repurchased shares. Under this repurchase authorization, we purchased 1,153,496 shares of our common stock on the open market at a total cost of approximately $26,710,000 (an average price of $23.16 per share) during the three months ended March 31, 2014, and all shares repurchased through March 31, 2014 have been retired. As of March 31, 2014, approximately $15,516,000 remains available for repurchases of our common stock under this repurchase program.

During the comparative three months ended March 31, 2013, we purchased 344,971 shares of our common stock on the open market at a total cost of approximately $6,856,000 (an average price of $19.88 per share) under a previous repurchase program that was authorized in February 2013 and completed in May 2013. All shares repurchased were retired.

10. Commitments and Contingencies

Contractual

In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of March 31, 2014, we had approximately $2,145,000 of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse them.

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

Management believes that payments, if any, related to these indemnifications are not probable at March 31, 2014. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.

We have entered into separate indemnification agreements with certain of our executive officers and with each of our directors. These agreements require us, among other requirements, to indemnify such officers and directors against expenses (including attorneys’ fees), judgments and settlements incurred by such individual in connection with any action arising out of such individual’s status or service as our executive officer or director (subject to exceptions such as where the individual failed to act in good faith or in a manner the individual reasonably believed to be in, or not opposed to, the best interests of the Company) and to advance expenses incurred by such individual with respect to which such individual may be entitled to indemnification by us. There are no pending legal proceedings that involve the indemnification of any of the Company’s directors or officers.

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

In August 2010, in connection with an investigation being conducted by the United States Department of Justice (the “DOJ”), our subsidiary, Calence, LLC, received a subpoena from the Office of the Inspector General of the Federal Communications Commission requesting documents and information related to the expenditure of funds under the E-Rate program, which provides schools and libraries with discounts to obtain affordable telecommunications and internet access and related hardware and software. We have completed our response to the subpoena. The basis of the investigation is a qui tam lawsuit filed in the United States District Court for the Southern District of Texas by a contractor who provided services to the former owners of Calence. The lawsuit, designated United States ex rel. Shupe v. Cisco Systems, Inc., Avnet, Inc. and Calence, LLC, was first filed in January 2010 and was unsealed in June 2012, and an amended complaint was filed and served in September 2012. The amended complaint alleged violations of the False Claims Act and sought various remedies including treble damages and civil penalties. In connection with the unsealing of the complaint, the DOJ filed a notice with the court declining to intervene in the qui tam action. However, that filing should not be viewed as a final assessment by the DOJ of the merits of this qui tam action. In November 2012, the Company filed a motion to dismiss the amended complaint, and that motion was granted in an order from the District Court in May 2013; however, motions to dismiss filed by the other defendants were denied in the May 2013 order. The Court gave the plaintiff leave to amend, and the plaintiff filed a second amended complaint in May 2013. The claims in the second amended complaint are similar to the claims in the dismissed complaint. In June 2013, the defendants filed a petition with the United States Court of Appeals for the Fifth Circuit for review of the May 2013 order, in July 2013 the Fifth Circuit granted the defendants’ petition to file an appeal, and the proceedings in the District Court are now stayed pending the resolution of the appeal. The appeal was filed and fully briefed, and the Fifth Circuit heard oral arguments in April 2014. The Company disputes the claims and intends to defend the lawsuit vigorously. Based on the limited information currently available, the Company is not able to estimate what the possible loss or range of loss might be, if any. The Company is pursuing its rights under the Calence acquisition agreements to indemnification for losses that may arise out of or result from this matter, including our fees and expenses for responding to the subpoena and defending the lawsuit. We have recovered a substantial portion of our fees to date and continue to pursue our indemnification claims.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Aside from the matter discussed above, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations or liquidity.

11. Segment Information

We operate in three reportable geographic operating segments: North America; EMEA; and APAC. Currently, our offerings in North America and select countries in EMEA include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and select software-related services. Net sales by product or service type for North America, EMEA and APAC were as follows for the three months ended March 31, 2014 and 2013 (in thousands):

	North America		EMEA		APAC
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
Sales Mix	2014	2013	2014	2013	2014	2013
Hardware	$488,410	$471,066	$151,854	$141,676	$1,591	$834
Software	246,171	222,371	228,415	236,390	42,819	45,190
Services	46,101	53,567	7,674	8,845	1,495	1,683

	$780,682	$747,004	$387,943	$386,911	$45,905	$47,707

All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments and on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the three months ended March 31, 2014.

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

The tables below present information about our reportable operating segments as of and for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31, 2014
	North America	EMEA	APAC	Consolidated
Net sales	$780,682	$387,943	$45,905	$1,214,530
Costs of goods sold	673,269	338,622	38,894	1,050,785

Gross profit	107,413	49,321	7,011	163,745
Operating expenses:
Selling and administrative expenses	89,181	47,105	6,143	142,429
Severance and restructuring expenses	77	260	—	337

Earnings from operations	$18,155	$1,956	$868	$20,979

Total assets at period end	$1,599,078	$552,231	$110,153	$2,261,462	*

*	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $502,741,000.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

	Three Months Ended March 31, 2013
	North America	EMEA	APAC	Consolidated
Net sales	$747,004	$386,911	$47,707	$1,181,622
Costs of goods sold	644,477	338,301	40,707	1,023,485

Gross profit	102,527	48,610	7,000	158,137
Operating expenses:
Selling and administrative expenses	89,196	45,756	6,036	140,988
Severance and restructuring expenses	1,057	1,675	—	2,732

Earnings from operations	$12,274	$1,179	$964	$14,417

Total assets at period end	$1,511,362	$526,602	$108,171	$2,146,135	**

**	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $425,035,000.

We recorded the following pre-tax amounts, by operating segment, for depreciation and amortization, in the accompanying consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2014	2013
North America	$7,672	$8,160
EMEA	2,177	2,057
APAC	177	237

Total	$10,026	$10,454

12. Subsequent Event

In April 2014, we began what we expect to be final negotiation on a lease that will result in the relocation of our sales and administrative operations that are currently housed in the property that we own in Bloomingdale, Illinois. We expect to vacate the Bloomingdale location by the end of 2014 and began marketing the building for sale in April 2014. We anticipate that we will classify the building as a held for sale asset and will record a non-cash impairment loss of approximately $5 million during the quarter ending June 30, 2014 to reduce the carrying amount of the related assets to their estimated fair value less costs to sell.

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

Consolidated net sales increased 3% to $1.21 billion in the three months ended March 31, 2014, an increase of $32.9 million compared to the three months ended March 31, 2013. First quarter sales results were primarily driven by year over year improvement in hardware sales in our North America and EMEA segments and strong software sales in our North America segment, reflecting solid sales execution combined with improving demand trends globally. Consolidated gross profit also increased 4% year over year to $163.7 million, with gross margin increasing approximately 10 basis points year over year to 13.5%. The gross margin expansion was driven by all three of our operating segments. Most notably, our North America business benefited from improved profitability through a focus on specific clients and product offerings year over year and our continued efforts to optimize funding under programs with strategic partners. Additionally, our EMEA segment improved its results in the first quarter of 2014, after underperforming in recent quarters due to weak sales execution and systems integration challenges that had affected productivity. Further, we continued our focus on tight cost control on a global basis throughout the quarter, maintaining our operating costs at comparable levels year over year in all three of our operating segments, and we had significantly less severance expense during the first quarter of 2014 compared to the first quarter of 2013. All of this resulted in a 46% year over year increase in earnings from operations. On a consolidated basis, we reported earnings from operations of $21.0 million, net earnings of $11.6 million and diluted earnings per share of $0.28 for the first quarter of 2014. This compares to earnings from operations of $14.4 million, net earnings of $9.1 million and diluted earnings per share of $0.20 for the first quarter of 2013.

Our consolidated results of operations for the first quarter of 2014 include severance expense, net of adjustments, totaling $337,000, $224,000 net of tax, compared to $2.7 million, $1.9 million net of tax, recorded during the first quarter of 2013.

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

As previously disclosed, our largest software partner made changes to its channel incentive program beginning in October 2013. The changes vary in substance and timing across this partner’s offerings. Some of the changes became effective in the fourth quarter of 2013, and some become effective as client contracts renew under their stated terms over the next few years. We currently believe that we will receive between $15 and $20 million less in incentives from this partner in the full year 2014 compared to 2013. We are taking the necessary strategic steps to preserve our profitability and have identified actions associated with new business and cost reduction measures in 2014 that we expect will offset the adverse effect of these changes.

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

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). For a summary of significant accounting policies, see Note 1 to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results, however, may differ from estimates we have made. Members of our senior management have discussed the critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

There have been no changes to the items disclosed as critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

The following table sets forth for the periods presented certain financial data as a percentage of net sales for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Net sales	100.0%	100.0%
Costs of goods sold	86.5	86.6

Gross profit	13.5	13.4
Selling and administrative expenses	11.7	11.9
Severance and restructuring expenses	<0.1	0.3

Earnings from operations	1.7	1.2
Non-operating expense, net	0.1	0.1

Earnings before income taxes	1.6	1.1
Income tax expense	0.6	0.3

Net earnings	1.0%	0.8%

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

Net Sales. Net sales for the three months ended March 31, 2014 increased 3% compared to the three months ended March 31, 2013. Our net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended March 31,		%
	2014	2013	Change
North America	$780,682	$747,004	5%
EMEA	387,943	386,911	—
APAC	45,905	47,707	(4%)

Consolidated	$1,214,530	$1,181,622	3%

Net sales in North America increased 5%, or $33.7 million, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Net sales of hardware and software increased 4% and 11%, respectively, year over year. Net sales of services declined 14%, year to year. Hardware and software sales comparisons reflect higher volume of sales, primarily to large enterprise clients, during the current quarter. We saw increased demand for notebooks, desktops and mobile devices in the hardware category and higher sales of business productivity and virtualization products in the software category. Additionally, the prior year period had a higher mix of software maintenance sales compared to this year, which were recorded net of related costs within the net sales line item of our financial statements. The decline in services sales was attributable to fewer technical deployment projects in the first quarter of 2014.

Net sales in EMEA were relatively flat year over year in U.S. dollars for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Excluding the effects of foreign currency movements, net sales decreased 5% compared to the first quarter of last year. Net sales of hardware increased 7% year over year, while net sales of software and services decreased 3% and 13%, respectively, year to year, all in U.S. dollars. Excluding the effects of foreign currency movements, hardware net sales increased 1%, while net sales of software and services declined 8% and 17%, respectively, compared to the first quarter of 2013. The increase in hardware net sales was due primarily to higher volume across all client groups, with year over year growth most notably with large enterprise and public sector clients in the United Kingdom. The decline in software net sales was due primarily to lower volume of business productivity software sales to our existing large enterprise clients. The decrease in net sales of services was due primarily to lower volume with existing clients.

Net sales in APAC decreased 4%, or $1.8 million, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. Excluding the effects of foreign currency movements, net sales increased 6% compared to the first quarter of last year. The increase primarily resulted from higher volume with mid-market and public sector clients.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

The percentage of net sales by category for North America, EMEA and APAC were as follows for the three months ended March 31, 2014 and 2013:

	North America		EMEA		APAC
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
Sales Mix	2014	2013	2014	2013	2014	2013
Hardware	63%	63%	39%	37%	4%	2%
Software	31%	30%	59%	61%	93%	95%
Services	6%	7%	2%	2%	3%	3%

	100%	100%	100%	100%	100%	100%

Gross Profit. Gross profit for the three months ended March 31, 2014 increased 4% compared to the three months ended March 31, 2013, with gross margin increasing approximately 10 basis points to 13.5% for the three months ended March 31, 2014 compared to 13.4% for the three months ended March 31, 2013. Our gross profit and gross profit as a percentage of net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended March 31,
	2014	% of Net Sales	2013	% of Net Sales
North America	$107,413	13.8%	$102,527	13.7%
EMEA	49,321	12.7%	48,610	12.6%
APAC	7,011	15.3%	7,000	14.7%

Consolidated	$163,745	13.5%	$158,137	13.4%

North America’s gross profit for the three months ended March 31, 2014 increased 5% compared to the three months ended March 31, 2013. As a percentage of net sales, gross margin increased approximately 10 basis points to 13.8% for the first quarter of 2014 from 13.7% in the first quarter of 2013. The increase was primarily attributable to a 46 basis point increase in product margin, which includes vendor funding and freight. The increase in product margin resulted from our profitability initiatives, including an increase in higher margin software product sales and an increase in vendor funding due to improvements in the mix of hardware sales with key strategic partners year over year. These increases in product margin were partially offset by a 39 basis point decrease in margin resulting from a lower mix of agency fees for enterprise software agreements, resulting from the partner program changes discussed above.

EMEA’s gross profit increased 1% in U.S. dollars for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Excluding the effects of foreign currency movements, gross profit declined 4% compared to the first quarter of last year. Gross margin increased approximately 10 basis points to 12.7% for the first quarter of 2014 from 12.6% in the first quarter of 2013. A net increase in product margin, which includes vendor funding and freight, of 40 basis points was driven by increases in both hardware and software product margins. The improvement in hardware product margin was due to the relative product mix, as hardware sales, which are transacted at higher margins, increased as a percentage of total sales year over year. The increase in software product margin primarily resulted from the mix and size of deals transacted during the quarter and remediation efforts in response to partner program changes year to year. The net increase in product margin was offset partially by a decrease in gross margin from sales of services of 25 basis points due to lower volumes and a higher mix of third-party delivered services, which are transacted at lower margins.

APAC’s gross profit remained flat at $7.0 million, with gross margin increasing to 15.3% for the three months ended March 31, 2014, compared to 14.7% for the three months ended March 31, 2013. Excluding the effects of foreign currency movements, gross profit increased 11% compared to the first quarter of last year. The increase was due primarily to higher fees from enterprise software agreements from new clients and an increase in vendor funding in the first quarter of 2014 compared to the first quarter of 2013.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Operating Expenses.

Selling and Administrative Expenses. Selling and administrative expenses increased $1.4 million, or 1%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Our selling and administrative expenses as a percent of net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended March 31,
	2014	% of Net Sales	2013	% of Net Sales
North America	$89,181	11.4%	$89,196	11.9%
EMEA	47,105	12.1%	45,756	11.8%
APAC	6,143	13.4%	6,036	12.7%

Consolidated	$142,429	11.7%	$140,988	11.9%

North America’s selling and administrative expenses remained flat at $89.2 million for both the three months ended March 31, 2014 and 2013 and, as a percentage of net sales, decreased approximately 50 basis points to 11.4% as we continued to manage our discretionary costs. IT contract labor expenses decreased by $2.1 million year to year resulting from the completion of our North America IT systems integration project in 2013. This decrease was offset by increases in other operating expenses, including employee benefit expenses that increased approximately $1.6 million year over year due to higher health benefits claims in the three months ended March 31, 2014. As discussed in Note 12 to the Consolidated Financial Statements in Part I, Item 1 of this report, we anticipate that we will record a non-cash impairment loss of approximately $5 million during the quarter ending June 30, 2014 to reduce the carrying amount of our property in Bloomingdale, Illinois to its estimated fair value less costs to sell.

EMEA’s selling and administrative expenses increased 3%, or $1.3 million, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 and increased approximately 30 basis points year over year as a percentage of net sales to 12.1%. Excluding the effects of foreign currency movements, selling and administrative expenses declined 2% compared to the first quarter of last year. The year to year change was primarily driven by a decrease in support salaries and wages due to restructuring actions in prior periods, offset by higher variable compensation expenses.

APAC’s selling and administrative expenses increased 2%, or $107,000, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 and increased as a percentage of net sales by approximately 70 basis points year over year to 13.4%. Excluding the effects of foreign currency movements, selling and administrative expenses increased 14% compared to the first quarter of last year. The increase was primarily driven by planned investments in the new IT system in the region.

Severance and Restructuring Expenses. During the three months ended March 31, 2014, North America and EMEA recorded severance expense, net of adjustments, of approximately $77,000 and $260,000, respectively. Comparatively, during the three months ended March 31, 2013, North America and EMEA recorded severance expense, net of adjustments, of approximately $1.1 million and $1.7 million, respectively, related to the elimination of certain positions as part of a re-alignment of roles and responsibilities.

Non-Operating (Income) Expense.

Interest Income. Interest income for the three months ended March 31, 2014 and 2013 was generated from interest earned on cash and cash equivalent bank balances. The decrease in interest income year to year is primarily due to lower average interest-bearing cash and cash equivalent balances during the three months ended March 31, 2014.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Interest Expense. Interest expense for the three months ended March 31, 2014 and 2013 primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facility. Interest expense for the three months ended March 31, 2014 decreased 10%, or $160,000, compared to the three months ended March 31, 2013. The decrease was due primarily to lower average daily balances on our debt facilities in the 2014 periods and a decrease in imputed interest under our inventory financing facility. Imputed interest under our inventory financing facility was $552,000 for the three months ended March 31, 2014, compared to $602,000 for the three months ended March 31, 2013. This decrease was due to lower outstanding balances, partially offset by increases in our average incremental borrowing rate used to compute the imputed interest amounts. For a description of our various financing facilities, see Note 3 to our Consolidated Financial Statements in Part I, Item 1 of this report.

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

Income Tax Expense. Our effective tax rate for the three months ended March 31, 2014 was 39.3% compared to 27.8% for the three months ended March 31, 2013. Our effective tax rate increased year over year due to the effects of discrete items recognized in the 2013 period. The effective tax rate for the three months ended March 31, 2013 included the recognition of certain tax benefits related to the re-measurement or settlement of specific uncertain tax positions during the quarter, which decreased the prior year rate.

Liquidity and Capital Resources

The following table sets forth certain consolidated cash flow information for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$66,033	$16,283
Net cash used in investing activities	(2,018)	(5,670)
Net cash used in financing activities	(10,749)	(6,933)
Foreign currency exchange effect on cash balances	781	(3,473)

Increase in cash and cash equivalents	54,047	207
Cash and cash equivalents at beginning of period	126,817	152,119

Cash and cash equivalents at end of period	$180,864	$152,326

Cash and Cash Flow

Our primary uses of cash during the three months ended March 31, 2014 were to fund working capital requirements, to repurchase shares of our common stock and for capital expenditures. Operating activities provided $66.0 million in cash for the three months ended March 31, 2014, a 306% increase from the three months ended March 31, 2013. We had combined net borrowings on our long-term debt facilities of $22.5 million during the three months ended March 31, 2014. Capital expenditures were $2.0 million in the three months ended March 31, 2014, a 64% decrease from the prior year period, as our larger IT system upgrade projects were completed during 2013. Cash balances in the three months ended March 31, 2014 were positively affected by $781,000 as a result of foreign currency exchange rates, compared to a negative effect of $3.5 million in the prior year period.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Net cash provided by operating activities. Cash flow from operations for the three months ended March 31, 2014 and 2013 reflect our net earnings, adjusted for non-cash items such as depreciation, amortization, stock-based compensation expense and write-offs and write-downs of assets, as well as changes in accounts receivable, accounts payable, inventories and accrued expenses and other liabilities. In both periods, the decreases in accounts receivable and accounts payable can be primarily attributed to the seasonal decrease in net sales from the fourth quarter to the first quarter, which results in lower accounts receivable and accounts payable balances as of March 31, compared to December 31. For the 2014 period, the increase in inventories is primarily attributable to an increase in inventory levels at March 31, 2014 to support specific client engagements. The decrease in accrued expenses and other liabilities is primarily attributable to decreases in accrued payroll and accrued VAT and sales taxes as of March 31, compared to December 31, due to the relative timing of related payments and to the reclassification of certain long-term liabilities to accounts payable as of March 31, 2014, as amounts became payable to partners under their contractual terms. For the 2013 period, the increase in other current assets can be primarily attributed to an overpayment of income taxes resulting in a receivable balance at March 31, 2013 and to the timing of the payment of certain prepaid expenses.

Our consolidated cash flow operating metrics for the quarters ended March 31, 2014 and 2013 were as follows:

	2014	2013
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	80	82
Days inventory outstanding (“DIOs”) (b)	9	9
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(65)	(66)

Cash conversion cycle (days) (d)	24	25

(a)	Calculated as the balance of accounts receivable, net at the end of the period divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 90 days.
(b)	Calculated as average inventories divided by daily costs of goods sold. Average inventories is calculated as the sum of the balances of inventories at the beginning of the quarter plus inventories at the end of the quarter divided by two. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 90 days.
(c)	Calculated as the balances of accounts payable, which includes the inventory financing facility, at the end of the period divided by daily costs of goods sold. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 90 days.
(d)	Calculated as DSOs plus DIOs, less DPOs.

Our cash conversion cycle was 24 days in the quarter ended March 31, 2014 compared to 25 days in the quarter ended March 31, 2013. The year over year decrease primarily resulted from tighter cash management in our EMEA operating segment.

We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms granted to our clients in order to take advantage of supplier discounts. We intend to use cash generated in the remainder of 2014 in excess of working capital needs to pay down our outstanding debt balances, repurchase shares of our common stock and support our capital expenditures for the year. We also may use cash to fund potential small acquisitions to add select capabilities.

Net cash used in investing activities. Capital expenditures of $2.0 million and $5.7 million for the three months ended March 31, 2014 and 2013, respectively, were primarily related to investments in our IT systems. We expect capital expenditures for the full year 2014 to be between $15.0 million and $20.0 million, primarily for our IT systems upgrade projects and other facility and technology related upgrade projects.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Net cash used in financing activities. During the three months ended March 31, 2014 and 2013, we repurchased $26.7 million and $6.9 million, respectively, of our common stock in open market transactions. These repurchases were part of programs approved by our Board of Directors in October 2013 and February 2013, respectively. All shares repurchased were immediately retired. During the three months ended March 31, 2014, we had net combined borrowings on our long-term debt under our revolving facility and our ABS facility that increased our outstanding debt balance by $22.5 million, and we had net repayments of $7.2 million under our inventory financing facility during the period. During the three months ended March 31, 2013, we had net combined repayments on our long-term debt under our revolving facility and our ABS facility that decreased our outstanding debt balance by $19.0 million, and we had net borrowings of $21.3 million under our inventory financing facility during the period.

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our revolving facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization and (iv) non-cash stock-based compensation (“adjusted earnings”). The maximum leverage ratio permitted under the agreements is 2.75 times trailing twelve-month adjusted earnings. We anticipate that we will be in compliance with our maximum leverage ratio requirements over the next four quarters. However, a significant drop in the Company’s adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below the Company’s combined facility maximum amount. Based on the maximum leverage ratio as of March 31, 2014, the Company’s debt balance that could have been outstanding under our revolving facility and our ABS facility was reduced from the maximum borrowing capacity of $550.0 million to $472.9 million, of which $89.0 million was outstanding at March 31, 2014. Our debt balance as of March 31, 2014 was $91.6 million, including our capital lease obligation for certain IT equipment and other financing agreements with financial intermediaries to facilitate the purchase of products from certain vendors. As of March 31, 2014, the current portion of our long-term debt relates solely to our capital lease and other financing obligations.

Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the U.S. We do not provide for U.S. income taxes on the undistributed earnings of those of our foreign subsidiaries where earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. As of March 31, 2014, we had approximately $161.3 million in cash and cash equivalents in certain of our foreign subsidiaries where we consider undistributed earnings of these foreign subsidiaries to be indefinitely reinvested. As of March 31, 2014, the majority of our foreign cash resides in the Netherlands, Canada, Australia and the United Kingdom. Certain of these cash balances could and will be remitted to the U.S. by paying down intercompany payables generated in the ordinary course of business. This repayment would not change our policy to indefinitely reinvest earnings of our foreign subsidiaries. We intend to use undistributed earnings for general business purposes in the foreign jurisdictions as well as to fund our IT systems, potential small acquisitions and various facility upgrades.

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

Off-Balance Sheet Arrangements

We have entered into off-balance sheet arrangements, which include indemnifications. The indemnifications are discussed in Note 10 to the Consolidated Financial Statements in Part I, Item 1 of this report and that discussion is incorporated by reference herein. We believe that none of our off-balance sheet arrangements have, or are reasonably likely to have, a material current or future effect on our financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Recently Issued Accounting Pronouncements

The information contained in Note 1 to the Consolidated Financial Statements in Part I, Item 1 of this report concerning a description of recently issued accounting pronouncements which affect or may affect our financial statements, including our expected dates of adopting and the estimated effects on our results of operations and financial condition, is incorporated by reference herein.

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance became effective for annual reporting periods beginning after December 15, 2013 and subsequent interim periods. We applied the requirements of ASU 2013-11 prospectively in preparing the March 31, 2014 consolidated balance sheet, which resulted in a decrease to noncurrent deferred tax assets and a decrease to noncurrent reserves for uncertain tax positions of approximately $1.0 million. Had we applied the requirements of ASU 2013-11 retrospectively to the December 31, 2013 consolidated balance sheet, the effect would have been materially the same.

Contractual Obligations

There have been no material changes in our reported contractual obligations, as described under “Contractual Obligations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

INSIGHT ENTERPRISES, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Other than the change in our open foreign currency forward contracts reflected below, there have been no material changes in our reported market risks, as described in “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013.

As of March 31, 2014, we had no open foreign currency forward contracts.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and determined that as of March 31, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see “– Legal Proceedings” in Note 10 to the Consolidated Financial Statements in Part I, Item 1 of this report, which section is incorporated by reference herein.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.

INSIGHT ENTERPRISES, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended March 31, 2014.

We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future. Our senior revolving credit facility contains restrictions on the payment of cash dividends.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 through January 31, 2014	273,770	$22.18	273,770	$36,153,000
February 1, 2014 through February 28, 2014	276,272	20.80	276,272	30,406,000
March 1, 2014 through March 31, 2014	603,454	24.68	603,454	15,516,000

Total	1,153,496	$23.16	1,153,496

On October 30, 2013, we announced that our Board of Directors had authorized the repurchase of up to $50,000,000 of our common stock. There is no stated expiration date for our current share repurchase plan. Any share repurchases may be made on the open market, through block trades, through 10b5-1 plans or otherwise. The amount of shares purchased and the timing of the purchases will be based on working capital requirements, general business conditions and other factors. We intend to retire the repurchased shares, and all shares repurchased through March 31, 2014 have been retired.

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

Date: May 1, 2014	INSIGHT ENTERPRISES, INC.

	By:	/s/ Kenneth T. Lamneck
Kenneth T. Lamneck
President and Chief Executive Officer
(Duly Authorized Officer)

	By:	/s/ Glynis A. Bryan
Glynis A. Bryan
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Dana A. Leighty
Dana A. Leighty
Vice President, Finance
(Principal Accounting Officer)