Form 10-Q
period 2014-06-30
INSIGHT ENTERPRISES INC
filed 2014-08-01
CIK 932696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

The number of shares outstanding of the issuer’s common stock as of July 25, 2014 was 40,970,164.

INSIGHT ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q

Three Months Ended June 30, 2014

INSIGHT ENTERPRISES, INC.

FORWARD-LOOKING INFORMATION

Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect net sales, gross profit, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows; the effect of changes being implemented by our largest software partner to elements of its channel incentive program; our working capital needs; the expected effects of seasonality on our business; our intentions concerning the payment of dividends; projections of capital expenditures in 2014; the sufficiency of our capital resources and the availability of financing and our needs or plans relating thereto; the effect of new accounting principles or changes in accounting policies; our compliance with financial debt covenants; the effect of indemnification obligations; statements related to accounting estimates; our positions and strategies with respect to ongoing and threatened litigation; our intention not to repatriate certain foreign undistributed earnings where management considers those earnings to be reinvested indefinitely and plans for the use of such cash; our plans to use cash flow from operations for working capital, to pay down debt, make capital expenditures, repurchase shares of our common stock, and fund acquisitions; our exposure to off-balance sheet arrangements; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$149,927	$126,817
Accounts receivable, net of allowance for doubtful accounts of $19,628 and $19,908, respectively	1,325,866	1,257,910
Inventories	126,703	97,268
Inventories not available for sale	43,683	38,705
Deferred income taxes	16,945	16,436
Other current assets	68,119	57,528

Total current assets	1,731,243	1,594,664
Property and equipment, net of accumulated depreciation of $262,201 and $250,412, respectively	117,386	132,820
Goodwill	26,257	26,257
Intangible assets, net of accumulated amortization of $84,314 and $78,430, respectively	30,123	35,765
Deferred income taxes	58,880	58,651
Other assets	12,686	19,561

	$1,976,575	$1,867,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$984,939	$850,951
Accrued expenses and other current liabilities	151,181	156,491
Current portion of long-term debt	369	217
Deferred revenue	55,390	44,146

Total current liabilities	1,191,879	1,051,805
Long-term debt	27,191	66,949
Deferred income taxes	726	443
Other liabilities	23,765	31,603

	1,243,561	1,150,800

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 40,969 shares at June 30, 2014 and 42,023 shares at December 31, 2013 issued and outstanding	410	420
Additional paid-in capital	340,618	348,703
Retained earnings	373,568	353,854
Accumulated other comprehensive income – foreign currency translation adjustments	18,418	13,941

Total stockholders’ equity	733,014	716,918

	$1,976,575	$1,867,718

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$1,417,897	$1,416,547	$2,632,427	$2,598,169
Costs of goods sold	1,223,298	1,225,620	2,274,083	2,249,105

Gross profit	194,599	190,927	358,344	349,064
Operating expenses:
Selling and administrative expenses	147,810	143,158	290,239	284,146
Severance and restructuring expenses	310	3,171	647	5,903

Earnings from operations	46,479	44,598	67,458	59,015
Non-operating (income) expense:
Interest income	(333)	(337)	(582)	(649)
Interest expense	1,501	1,556	2,959	3,174
Net foreign currency exchange loss (gain)	461	(886)	957	(725)
Other expense, net	443	342	692	716

Earnings before income taxes	44,407	43,923	63,432	56,499
Income tax expense	17,158	17,410	24,633	20,910

Net earnings	$27,249	$26,513	$38,799	$35,589

Net earnings per share:
Basic	$0.67	$0.62	$0.94	$0.81

Diluted	$0.66	$0.62	$0.93	$0.81

Shares used in per share calculations:
Basic	40,951	42,862	41,292	43,766

Diluted	41,228	43,024	41,573	44,044

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net earnings	$27,249	$26,513	$38,799	$35,589
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4,548	(5,710)	4,477	(14,022)

Total comprehensive income	$31,797	$20,803	$43,276	$21,567

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net earnings	$38,799	$35,589
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	20,781	20,870
Non-cash real estate impairment	4,558	—
Provision for losses on accounts receivable	2,344	2,489
Write-downs of inventories	845	2,502
Write-off of property and equipment	487	51
Non-cash stock-based compensation	3,684	3,595
Excess tax benefit from employee gains on stock-based compensation	(423)	(757)
Deferred income taxes	(422)	2,995
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(61,142)	25,499
Increase in inventories	(34,696)	(22,913)
Increase in other current assets	(7,884)	(21,607)
Decrease (increase) in other assets	6,987	(4,469)
Increase in accounts payable	133,294	52,458
Increase (decrease) in deferred revenue	9,883	(8,387)
Decrease in accrued expenses and other liabilities	(13,380)	(165)

Net cash provided by operating activities	103,715	87,750

Cash flows from investing activities:
Purchases of property and equipment	(5,342)	(10,529)

Net cash used in investing activities	(5,342)	(10,529)

Cash flows from financing activities:
Borrowings on senior revolving credit facility	218,492	541,035
Repayments on senior revolving credit facility	(234,992)	(571,035)
Borrowings on accounts receivable securitization financing facility	392,000	434,000
Repayments on accounts receivable securitization financing facility	(417,000)	(431,000)
Borrowings under other financing agreements	2,002	—
Payments on capital lease obligation	(108)	(516)
Net (repayments) borrowings under inventory financing facility	(6,557)	362
Payment of deferred financing fees	(200)	—
Excess tax benefit from employee gains on stock-based compensation	423	757
Payment of payroll taxes on stock-based compensation through shares withheld	(1,624)	(2,729)
Repurchases of common stock	(29,652)	(50,000)

Net cash used in financing activities	(77,216)	(79,126)

Foreign currency exchange effect on cash balances	1,953	(8,049)

Increase (decrease) in cash and cash equivalents	23,110	(9,954)
Cash and cash equivalents at beginning of period	126,817	152,119

Cash and cash equivalents at end of period	$149,927	$142,165

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2014, our results of operations for the three and six months ended June 30, 2014 and 2013 and our cash flows for the six months ended June 30, 2014 and 2013. The consolidated balance sheet as of December 31, 2013 was derived from the audited consolidated balance sheet at such date. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Recently Issued Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 was issued as the culmination of the joint project between the FASB and the International Accounting Standards Board (“IASB”) to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for the fiscal year beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. An entity may choose to adopt the new standard either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the new standard. We are in the process of determining the effect that the adoption of ASU 2014-09 will have on our consolidated financial statements and disclosures and have not yet selected our planned transition approach.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance became effective for annual reporting periods beginning after December 15, 2013 and subsequent interim periods. We applied the requirements of ASU 2013-11 prospectively beginning January 1, 2014, which resulted in a decrease to noncurrent deferred tax assets and a decrease to noncurrent reserves for uncertain tax positions of approximately $1,068,000 as of June 30, 2014. Had we applied the requirements of ASU 2013-11 retrospectively to the December 31, 2013 consolidated balance sheet, the effect would have been materially the same.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net earnings	$27,249	$26,513	$38,799	$35,589

Denominator:
Weighted average shares used to compute basic EPS	40,951	42,862	41,292	43,766
Dilutive potential common shares due to dilutive restricted stock units, net of tax effect	277	162	281	278

Weighted average shares used to compute diluted EPS	41,228	43,024	41,573	44,044

Net earnings per share:
Basic	$0.67	$0.62	$0.94	$0.81

Diluted	$0.66	$0.62	$0.93	$0.81

For the three months ended June 30, 2014 and 2013, 1,000 and 520,000, respectively, of our restricted stock units were not included in the diluted EPS calculations because their inclusion would have been anti-dilutive. For the six months ended June 30, 2014 and 2013, the excluded restricted stock units were 31,000 and 352,000, respectively. These share-based awards could be dilutive in the future.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3. Debt, Inventory Financing Facility, Capital Lease and Other Financing Obligations

Debt

Our long-term debt consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Senior revolving credit facility	$—	$16,500
Accounts receivable securitization financing facility	25,000	50,000
Capital lease and other financing obligations	2,560	666

Total	27,560	67,166
Less: current portion of capital lease and other financing obligations	(369)	(217)
Less: current portion of revolving credit facilities	—	—

Long-term debt	$27,191	$66,949

Our senior revolving credit facility (“revolving facility”) has an aggregate U.S. dollar equivalent maximum borrowing capacity of $350,000,000. The revolving facility matures April 26, 2017, is guaranteed by the Company’s material domestic subsidiaries and is secured by a lien on substantially all of the Company’s and each guarantor’s assets. As of June 30, 2014, $350,000,000 was available under the revolving facility. See “Debt Covenants” below.

On June 25, 2014, we entered into an amendment to our accounts receivable securitization financing facility (the “ABS facility”) to extend the maturity date of the facility from April 24, 2015 to June 30, 2017, to change the administrative agent and to modify fees for unused capacity under the facility. The maximum borrowing capacity of the ABS facility remained unchanged at $200,000,000. While the ABS facility has a stated maximum amount, the actual availability under the ABS facility is limited by the quantity and quality of the underlying accounts receivable. Under the ABS facility, the floating interest rate applicable at June 30, 2014 was 1.05% per annum. As of June 30, 2014, qualified receivables were sufficient to permit access to the full $200,000,000 facility amount, of which $25,000,000 was outstanding. See “Debt Covenants” below.

Debt Covenants

Our revolving facility and our ABS facility contain various covenants customary for transactions of this type, including limitations on the payment of dividends and the requirement that we comply with maximum leverage, minimum fixed charge and minimum asset coverage ratio requirements and meet monthly, quarterly and annual reporting requirements. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified period of time. At June 30, 2014, we were in compliance with all such covenants.

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our revolving facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of our trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization and (iv) non-cash stock-based compensation (“adjusted earnings”). The maximum leverage ratio permitted under the agreements is 2.75 times trailing twelve-month adjusted earnings. A significant drop in our adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below our combined facility maximum amount. Based on our maximum leverage ratio as of June 30, 2014, our consolidated debt balance that could have been outstanding under our revolving facility and our ABS facility was reduced from the maximum borrowing capacity of $550,000,000 to $488,833,000, of which $25,000,000 was outstanding at June 30, 2014.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Inventory Financing Facility

Our inventory financing facility has a maximum borrowing capacity of $200,000,000 and matures on April 26, 2017. As of June 30, 2014 and December 31, 2013, $108,695,000 and $115,252,000, respectively, was included in accounts payable within our consolidated balance sheets related to our inventory financing facility.

Capital Lease and Other Financing Obligations

The present value of minimum lease payments under our capital lease, which expires on December 31, 2016, is included in our current and long-term debt balances as summarized in the table above.

From time to time, we also enter into other financing agreements with financial intermediaries to facilitate the purchase of products from certain vendors. At June 30, 2014, amounts owed under other financing agreements of $2,002,000, which are payable in installments through August 2016, are included in our current and long-term debt balances as summarized in the table above.

4. Severance and Restructuring Activities

Severance Costs Expensed for 2014 Resource Actions

During the three months ended June 30, 2014, North America, EMEA and APAC recorded severance expense totaling $128,000, $382,000 and $109,000, respectively, and during the six months ended June 30, 2014, North America, EMEA and APAC recorded severance expense totaling $524,000, $869,000 and $109,000, respectively, related to 2014 resource actions. These charges were associated with severance for the elimination of certain positions based on a re-alignment of roles and responsibilities.

The following table details the 2014 activity and the outstanding obligations related to the 2014 resource actions as of June 30, 2014 (in thousands):

	North America	EMEA	APAC	Consolidated
Severance costs	$524	$869	$109	$1,502
Foreign currency translation adjustments	—	(5)	—	(5)
Cash payments	(414)	(320)	—	(734)

Balance at June 30, 2014	$110	$544	$109	$763

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table details the 2014 activity and the outstanding obligations related to the 2013 resource actions as of June 30, 2014 (in thousands):

	North America	EMEA	Consolidated
Balance at December 31, 2013	$1,223	$2,910	$4,133
Foreign currency translation adjustments	(11)	8	(3)
Adjustments	(196)	(394)	(590)
Cash payments	(685)	(1,884)	(2,569)

Balance at June 30, 2014	$331	$640	$971

In North America and EMEA, adjustments were recorded to decrease severance and restructuring expense and the related severance accrual during the six months ended June 30, 2014 due to changes in estimates as cash payments were made. The remaining outstanding obligations are expected to be paid during the next 12 months and are therefore included in accrued expenses and other current liabilities.

Severance Costs Expensed for 2012 Resource Actions

During the year ended December 31, 2012, North America and EMEA recorded severance expense totaling $3,022,000 and $3,973,000, respectively, associated with severance for the elimination of certain positions based on a re-alignment of roles and responsibilities. As of December 31, 2013, the total remaining obligations recorded in our North America and EMEA segments related to these resource actions were approximately $487,000 and $337,000, respectively. During the six months ended June 30, 2014, adjustments totaling $265,000 were recorded in North America to decrease severance and restructuring expense and the related severance accrual due to changes in estimates of the remaining payouts. The outstanding obligations as of June 30, 2014 of $222,000 and $335,000 in North America and EMEA, respectively, are expected to be paid during the next 12 months and are therefore included in accrued expenses and other current liabilities.

5. Stock-Based Compensation

By operating segment, we recorded the following pre-tax amounts for stock-based compensation, net of estimated forfeitures, related to restricted stock units (“RSUs”) in selling and administrative expenses in our consolidated financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
North America	$1,478	$1,085	$2,839	$2,575
EMEA	383	366	718	898
APAC	65	54	127	122

Total Consolidated	$1,926	$1,505	$3,684	$3,595

As of June 30, 2014, total compensation cost not yet recognized related to nonvested RSUs is $16,484,000, which is expected to be recognized over the next 1.45 years on a weighted-average basis.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table summarizes our RSU activity during the six months ended June 30, 2014:

	Number	Weighted Average Grant Date Fair Value	Fair Value
Nonvested at January 1, 2014	811,565	$19.91
Granted(a)	463,907	23.42
Vested, including shares withheld to cover taxes	(288,291)	19.57	$6,871,303	(b)

Forfeited	(40,439)	20.57

Nonvested at June 30, 2014(a)	946,742	21.62	$29,102,849	(c)

Expected to vest	820,045		$25,208,183	(c)

(a)	Includes 144,521 RSUs subject to remaining performance conditions. The number of RSUs ultimately awarded under the performance-based RSUs varies based on whether we achieve certain financial results for 2014.
(b)	The fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.
(c)	The aggregate fair value represents the total pre-tax fair value, based on our closing stock price of $30.74 as of June 30, 2014, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

During the six months ended June 30, 2014 and 2013, the RSUs that vested for teammates in the United States were net-share settled such that we withheld shares with value equivalent to the teammates’ minimum statutory United States tax obligations for the applicable income and other employment taxes and remitted the corresponding cash amount to the appropriate taxing authorities. The total shares withheld during the six months ended June 30, 2014 and 2013 of 69,792 and 135,400, respectively, were based on the value of the RSUs on their vesting date as determined by our closing stock price on such vesting date. For the six months ended June 30, 2014 and 2013, total payments for the employees’ tax obligations to the taxing authorities were $1,624,000 and $2,729,000, respectively, and are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the economic effect of repurchases of common stock as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent a repurchase of shares or an expense to us.

6. Impairment Loss on Assets Held for Sale

In May 2014, we signed a lease that will result in the relocation of our sales and administrative operations that are currently housed in the property that we own in Bloomingdale, Illinois. We began marketing the property for sale in April 2014, and we expect to vacate the property by the end of 2014. The property is classified as a held for sale asset, which is included in other current assets in our accompanying consolidated balance sheet as of June 30, 2014. During the quarter ended June 30, 2014, our North America operating segment recorded non-cash charges of $5,178,000, consisting of an impairment loss of $4,558,000 and accelerated depreciation of $620,000, to reduce the carrying amount of the related assets to their estimated fair value less costs to sell. The charges are included in selling and administrative expenses in our accompanying consolidated statements of operations.

7. Income Taxes

Our effective tax rate for the three and six months ended June 30, 2014 was 38.6% and 38.8%, respectively. For the three and six months ended June 30, 2014, our effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to an increase in the valuation allowance for deferred tax assets related to certain foreign operating losses and foreign tax credits and to state income taxes, net of federal benefit. These increases in the effective rate were partially offset by the effect of lower taxes on earnings in foreign jurisdictions.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Our effective tax rate for the three and six months ended June 30, 2013 was 39.6% and 37.0%, respectively. For the three and six months ended June 30, 2013, our effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to an increase in the valuation allowance for deferred tax assets related to certain foreign operating losses and foreign tax credits and to state income taxes, net of federal benefit. These increases in the effective rate were partially offset by the effect of lower taxes on earnings in foreign jurisdictions. The six month rate during the 2013 period was lower than the rate for the second quarter of 2013 due to the recognition of certain tax benefits related to the re-measurement or settlement of specific uncertain tax positions during the first quarter of 2013.

As of June 30, 2014 and December 31, 2013, we had approximately $4,826,000 and $4,546,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $420,000 and $364,000, respectively, related to accrued interest.

Several of our subsidiaries are currently under audit for tax years 2006 through 2013. It is reasonably possible that the examination phase of these audits may conclude in the next 12 months and that the related unrecognized tax benefits for uncertain tax positions may change, potentially having a material effect on our effective tax rate. However, based on the status of the various examinations in multiple jurisdictions, an estimate of the range of reasonably possible outcomes cannot be made at this time.

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

The following table summarizes our derivative financial instruments as of June 30, 2014 and December 31, 2013 (in thousands):

		June 30, 2014		December 31, 2013
	Balance Sheet Location	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$16	$—	$91	$—

Total derivatives not designated as hedging instruments		$16	$—	$91	$—

The following table summarizes the effect of our derivative financial instruments on our results of operations during the three and six months ended June 30, 2014 and 2013 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of (Gain) Loss Recognized in Earnings on Derivatives	Amount of (Gain) Loss Recognized in Earnings on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
Foreign exchange forward contracts	Net foreign currency exchange (gain) loss	$(117)	$141	$108	$(260)

Total		$(117)	$141	$108	$(260)

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9. Fair Value Measurements

The following table summarizes the valuation of our foreign exchange derivative financial instruments by the following three categories as of June 30, 2014 and December 31, 2013 (in thousands):

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Balance Sheet Classification		June 30, 2014	December 31, 2013
	Level 1	$—	$—
Other current assets	Level 2	16	91
	Level 3	—	—

		16	91

10. Share Repurchase Programs

On October 30, 2013, we announced that our Board of Directors had authorized a repurchase of up to $50,000,000 of our common stock. Any share repurchases may be made on the open market, through block trades, through 10b5-1 plans or otherwise. The amount of shares purchased and the timing of the purchases will be based on working capital requirements, general business conditions and other factors. We intend to retire the repurchased shares. Under this repurchase authorization, we purchased 1,272,299 shares of our common stock on the open market at a total cost of approximately $29,652,000 (an average price of $23.31 per share) during the six months ended June 30, 2014, and all shares repurchased through June 30, 2014 have been retired. As of June 30, 2014, approximately $12,574,000 remains available for repurchases of our common stock under this repurchase program.

During the comparative six months ended June 30, 2013, we purchased 2,646,722 shares of our common stock on the open market at a total cost of approximately $50,000,000 (an average price of $18.89 per share) under a previous repurchase program that was authorized in February 2013 and completed in May 2013. All shares repurchased were retired.

11. Commitments and Contingencies

Contractual

In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of June 30, 2014, we had approximately $1,565,000 of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse them.

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

Management believes that payments, if any, related to these indemnifications are not probable at June 30, 2014. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

In August 2010, in connection with an investigation being conducted by the United States Department of Justice (the “DOJ”), our subsidiary, Calence, LLC (“Calence”), received a subpoena from the Office of the Inspector General of the Federal Communications Commission requesting documents and information related to the expenditure of funds under the E-Rate program, which provides schools and libraries with discounts to obtain affordable telecommunications and internet access and related hardware and software. We have completed our response to the subpoena. The basis of the investigation is a qui tam lawsuit filed in the United States District Court for the Southern District of Texas by a contractor who provided services to the former owners of Calence. The lawsuit, designated United States ex rel. Shupe v. Cisco Systems, Inc., Avnet, Inc. and Calence, LLC, was first filed in January 2010 and was unsealed in June 2012, and an amended complaint was filed and served in September 2012. The amended complaint alleged violations of the False Claims Act and sought various remedies including treble damages and civil penalties. In connection with the unsealing of the complaint, the DOJ filed a notice with the court declining to intervene in the qui tam action. However, that filing should not be viewed as a final assessment by the DOJ of the merits of this qui tam action. In November 2012, the Company filed a motion to dismiss the amended complaint, and that motion was granted in an order from the District Court in May 2013; however, motions to dismiss filed by the other defendants were denied in the May 2013 order. The Court gave the plaintiff leave to amend, and the plaintiff filed a second amended complaint in May 2013. The claims in the second amended complaint are similar to the claims in the dismissed complaint. In June 2013, the defendants filed a petition with the United States Court of Appeals for the Fifth Circuit for review of the May 2013 order, in July 2013 the Fifth Circuit granted the defendants’ petition to file an appeal, and the proceedings in the District Court were stayed pending the resolution of the appeal. The appeal was filed and fully briefed, the Fifth Circuit heard oral arguments in April 2014 and, in July 2014, the Fifth Circuit reversed the District Court’s decision (with respect to the motions to dismiss which were not granted in the May 2013 order) and remanded the case to the District Court for further proceedings consistent with its decision regarding E-Rate claims under the False Claims Act. The Company disputes the claims and intends to defend the lawsuit vigorously. Based on the limited information currently available, the Company is not able to estimate what the possible loss or range of loss might be, if any. The Company is pursuing its rights under the Calence acquisition agreements to indemnification for losses that may arise out of or result from this matter, including our fees and expenses for responding to the subpoena and defending the lawsuit. We have recovered a substantial portion of our fees to date and continue to pursue our indemnification claims.

Aside from the matter discussed above, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations or liquidity.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

12. Segment Information

We operate in three reportable geographic operating segments: North America; EMEA; and APAC. Currently, our offerings in North America and select countries in EMEA include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and select software-related services. Net sales by product or service type for North America, EMEA and APAC were as follows for the three and six months ended June 30, 2014 and 2013 (in thousands):

	North America		EMEA		APAC
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
Sales Mix	2014	2013	2014	2013	2014	2013
Hardware	$527,187	$531,068	$139,423	$108,826	$4,043	$1,995
Software	310,838	337,033	297,014	302,472	74,915	68,482
Services	51,227	54,962	10,420	9,818	2,830	1,891

	$889,252	$923,063	$446,857	$421,116	$81,788	$72,368

	North America		EMEA		APAC
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
Sales Mix	2014	2013	2014	2013	2014	2013
Hardware	$1,015,597	$1,002,134	$291,277	$250,502	$5,634	$2,829
Software	557,009	559,404	525,429	538,862	117,734	113,672
Services	97,328	108,529	18,094	18,663	4,325	3,574

	$1,669,934	$1,670,067	$834,800	$808,027	$127,693	$120,075

All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments and on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the three or six months ended June 30, 2014.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The tables below present information about our reportable operating segments as of and for the three months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30, 2014
	North America	EMEA	APAC	Consolidated
Net sales	$889,252	$446,857	$81,788	$1,417,897
Costs of goods sold	764,214	390,771	68,313	1,223,298

Gross profit	125,038	56,086	13,475	194,599
Operating expenses:
Selling and administrative expenses	94,558	46,030	7,222	147,810
Severance and restructuring expenses	(14)	215	109	310

Earnings from operations	$30,494	$9,841	$6,144	$46,479

Total assets at period end	$1,687,341	$623,873	$194,982	$2,506,196	*

*	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $529,621,000.

	Three Months Ended June 30, 2013
	North America	EMEA	APAC	Consolidated
Net sales	$923,063	$421,116	$72,368	$1,416,547
Costs of goods sold	798,399	366,878	60,343	1,225,620

Gross profit	124,664	54,238	12,025	190,927
Operating expenses:
Selling and administrative expenses	90,295	46,309	6,554	143,158
Severance and restructuring expenses	967	2,204	—	3,171

Earnings from operations	$33,402	$5,725	$5,471	$44,598

Total assets at period end	$1,710,852	$601,624	$152,218	$2,464,694	**

**	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $497,459,000.

The tables below present information about our reportable operating segments as of and for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30, 2014
	North America	EMEA	APAC	Consolidated
Net sales	$1,669,934	$834,800	$127,693	$2,632,427
Costs of goods sold	1,437,483	729,393	107,207	2,274,083

Gross profit	232,451	105,407	20,486	358,344
Operating expenses:
Selling and administrative expenses	183,739	93,135	13,365	290,239
Severance and restructuring expenses	63	475	109	647

Earnings from operations	$48,649	$11,797	$7,012	$67,458

Total assets at period end	$1,687,341	$623,873	$194,982	$2,506,196	*

*	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $529,621,000.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

	Six Months Ended June 30, 2013
	North America	EMEA	APAC	Consolidated
Net sales	$1,670,067	$808,027	$120,075	$2,598,169
Costs of goods sold	1,442,876	705,179	101,050	2,249,105

Gross profit	227,191	102,848	19,025	349,064
Operating expenses:
Selling and administrative expenses	179,491	92,065	12,590	284,146
Severance and restructuring expenses	2,024	3,879	—	5,903

Earnings from operations	$45,676	$6,904	$6,435	$59,015

Total assets at period end	$1,710,852	$601,624	$152,218	$2,464,694	**

**	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $497,459,000.

We recorded the following pre-tax amounts, by operating segment, for depreciation and amortization, in the accompanying consolidated financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
North America	$8,372	$8,147	$16,044	$16,307
EMEA	2,153	2,064	4,330	4,121
APAC	230	205	407	442

Total	$10,755	$10,416	$20,781	$20,870

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

Consolidated net sales were consistent at $1.4 billion in the three months ended June 30, 2014 and 2013. Second quarter sales results were primarily driven by improved operating trends and financial results in our EMEA segment, including double digit growth in hardware sales partly offset by lower software sales, and strong results in our APAC segment during the quarter, including higher services sales. These positive top line results were partly offset by declines in all product categories in our North America segment. Software comparisons year over year, particularly in North America, were negatively affected by a higher mix of transactions which are recorded on a net basis during the quarter. Consolidated gross profit increased 2% year over year to $194.6 million, with gross margin increasing approximately 20 basis points year over year to 13.7%, driven by strong gross margin performance in North America. Additionally, we continued to tightly manage discretionary expenses globally. Our second quarter of 2014 results include a non-cash charge of $5.2 million ($3.2 million, net of tax), including an impairment loss of $4.6 million and accelerated depreciation of $620,000, to reduce the carrying amount of our owned real estate in Bloomingdale, Illinois that is currently held for sale to its estimated fair value less costs to sell. Our consolidated results of operations for the second quarter of 2014 also include severance expense, net of adjustments, totaling $310,000, $179,000 net of tax, compared to $3.2 million, $2.6 million net of tax, recorded during the second quarter of 2013. All of this resulted in a 4% year over year increase in earnings from operations. On a consolidated basis, we reported earnings from operations of $46.5 million, net earnings of $27.2 million and diluted earnings per share of $0.66 for the second quarter of 2014. This compares to earnings from operations of $44.6 million, net earnings of $26.5 million and diluted earnings per share of $0.62 for the second quarter of 2013.

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

As previously disclosed, our largest software partner made changes to its channel incentive program beginning in October 2013. The changes vary in substance and timing across this partner’s offerings. Some of the changes became effective in the fourth quarter of 2013, and some become effective as client contracts renew under their stated terms over the next few years. We are executing well globally against our plans to mitigate the adverse effect of these partner program changes in the software category. As a result, we now believe that we will receive between $10 and $15 million less in incentives from this partner in the full year 2014 compared to 2013, with the majority of the effect to be realized in the back half of the year.

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

Results of Operations

The following table sets forth for the periods presented certain financial data as a percentage of net sales for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	86.3	86.5	86.4	86.6

Gross profit	13.7	13.5	13.6	13.4
Selling and administrative expenses	10.4	10.1	11.0	10.9
Severance and restructuring expenses	0.0	0.3	0.0	0.2

Earnings from operations	3.3	3.1	2.6	2.3
Non-operating expense, net	0.2	0.0	0.2	0.1

Earnings before income taxes	3.1	3.1	2.4	2.2
Income tax expense	1.2	1.2	0.9	0.8

Net earnings	1.9%	1.9%	1.5%	1.4%

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

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Net Sales. Net sales for the three months ended June 30, 2014 remained flat compared to the three months ended June 30, 2013 at $1.4 billion. Net sales for the six months ended June 30, 2014 increased 1% compared to the six months ended June 30, 2013. Our net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2014	2013	Change	2014	2013	Change
North America	$889,252	$923,063	(4%)	$1,669,934	$1,670,067	—
EMEA	446,857	421,116	6%	834,800	808,027	3%
APAC	81,788	72,368	13%	127,693	120,075	6%

Consolidated	$1,417,897	$1,416,547	—	$2,632,427	$2,598,169	1%

Net sales in North America decreased 4%, or $33.8 million, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Net sales of hardware, software and services decreased 1%, 8% and 7%, respectively, year to year. Sales in the hardware category were down due to lower sales of data center products to large enterprise and public sector clients. Software sales comparisons reflect a higher mix of software maintenance sales compared to the prior year, which were recorded net of related costs within the net sales line item of our financial statements. The decline in services sales was attributable to fewer technical service engagements in the second quarter of 2014.

Net sales in North America remained flat for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 at $1.7 billion. On a year to date basis, net sales of hardware increased 1% year over year, while net sales of software and services declined less than 1% and 10%, respectively, year to year.

Net sales in EMEA increased 6%, or $25.7 million, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Excluding the effects of foreign currency movements, net sales increased 1% compared to the second quarter of last year. Net sales of hardware and services increased 28% and 6%, respectively, year over year, while net sales of software declined 2% year to year, all in U.S. dollars. Excluding the effects of foreign currency movements, hardware net sales increased 18% year over year, services net sales were flat and software net sales declined 6% compared to the second quarter of 2013. The increase in hardware net sales was due primarily to higher volume across all client groups, with year over year growth most notably with mid-market and public sector clients in the United Kingdom. The decline in software net sales was due primarily to lower volume of software sales to our existing public sector clients.

Net sales in EMEA increased 3%, or $26.8 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Excluding the effects of foreign currency movements, net sales decreased 2% compared to the six months ended June 30, 2013. On a year to date basis, net sales of hardware increased 16% year over year, while net sales of software and services decreased by 2% and 3%, respectively, year to year, all in U.S. dollars. Excluding the effects of foreign currency movements, hardware net sales increased 8%, while net sales of software and services declined 7% and 9%, respectively.

Net sales in APAC increased 13%, or $9.4 million, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Excluding the effects of foreign currency movements, net sales increased 16% compared to the second quarter of last year. The increase primarily resulted from a lower mix of software maintenance sales, which are recorded net of related costs within the net sales line item of our financial statements, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Our APAC segment recognized net sales of $127.7 million for the six months ended June 30, 2014, an increase of 6% compared to the six months ended June 30, 2013 in U.S. dollars, 12% excluding the effects of foreign currency movements. The increase primarily resulted from a lower mix of software maintenance sales during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 as well as higher volume with mid-market and public sector clients.

The percentage of net sales by category for North America, EMEA and APAC were as follows for the three months ended June 30, 2014 and 2013:

	North America		EMEA		APAC
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
Sales Mix	2014	2013	2014	2013	2014	2013
Hardware	59%	58%	31%	26%	5%	3%
Software	35%	36%	67%	72%	92%	95%
Services	6%	6%	2%	2%	3%	2%

	100%	100%	100%	100%	100%	100%

The percentage of net sales by category for North America, EMEA and APAC were as follows for the six months ended June 30, 2014 and 2013:

	North America		EMEA		APAC
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
Sales Mix	2014	2013	2014	2013	2014	2013
Hardware	61%	60%	35%	31%	5%	2%
Software	33%	33%	63%	67%	92%	95%
Services	6%	7%	2%	2%	3%	3%

	100%	100%	100%	100%	100%	100%

Gross Profit. Gross profit for the three months ended June 30, 2014 increased 2% compared to the three months ended June 30, 2013, with gross margin increasing approximately 20 basis points to 13.7% for the three months ended June 30, 2014 compared to 13.5% for the three months ended June 30, 2013. For the six months ended June 30, 2014, gross profit increased 3% compared to the six months ended June 30, 2013, with gross margin increasing approximately 20 basis points to 13.6% for the six months ended June 30, 2014 compared to 13.4% for the six months ended June 30, 2013. Our gross profit and gross profit as a percentage of net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	% of Net Sales	2013	% of Net Sales	2014	% of Net Sales	2013	% of Net Sales
North America	$125,038	14.1%	$124,664	13.5%	$232,451	13.9%	$227,191	13.6%
EMEA	56,086	12.6%	54,238	12.9%	105,407	12.6%	102,848	12.7%
APAC	13,475	16.5%	12,025	16.6%	20,486	16.0%	19,025	15.8%

Consolidated	$194,599	13.7%	$190,927	13.5%	$358,344	13.6%	$349,064	13.4%

North America’s gross profit for the three months ended June 30, 2014 remained relatively flat compared to the three months ended June 30, 2013; however, as a percentage of net sales, gross margin increased approximately 60 basis points to 14.1% for the second quarter of 2014 from 13.5% in the second quarter of 2013. The increase was primarily attributable to a 47 basis point increase in product margin, which includes vendor funding and freight. The increase in product margin resulted from an increase in margin from hardware product sales and an increase in vendor funding due to improvements in the mix of hardware sales with key strategic partners year over year. In addition, improved inventory management resulted in a decrease in the write-downs in inventories year to year, which increased gross margin by 8 basis points, and margin generated by services improved 5 basis points year over year.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

North America’s gross profit for the six months ended June 30, 2014, increased 2% compared to the six months ended June 30, 2013. As a percentage of net sales, gross margin increased approximately 30 basis points to 13.9% from 13.6%, year over year, reflecting a 47 basis point improvement in year to date product margin, which includes vendor funding and freight, driven primarily by an increase in margin from hardware product sales and an increase in vendor funding year over year. The increase in product margin year over year was offset partially by a decline in margin from agency fees for enterprise software agreements of 22 basis points due to the negative effect of program changes from our largest software partner offset partially by the positive effect of a higher mix of software maintenance sales recorded on a net basis in the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

EMEA’s gross profit increased 3% in U.S. dollars for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Excluding the effects of foreign currency movements, gross profit declined 3% compared to the second quarter of last year. Gross margin decreased approximately 30 basis points to 12.6% for the second quarter of 2014 from 12.9% in the second quarter of 2013. A net decrease in product margin, which includes vendor funding and freight, of 33 basis points was driven by a decrease in vendor funding resulting from software partner program changes year to year and a decrease in software product margin due to the relative mix of software deals transacted during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. These decreases in product margin were partially offset by an improvement in hardware product margin as hardware sales, which are transacted at higher margins, increased as a percentage of total sales year over year.

EMEA’s gross profit increased 2% in U.S. dollars for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Excluding the effects of foreign currency movements, gross profit declined 3% compared to the first six months of last year. As a percentage of net sales, gross margin for the six month periods decreased to 12.6% from 12.7% year to year, due primarily to a decrease in margin generated by services of 11 basis points year to year. Year over year increases in hardware product margin during the six months ended June 30, 2014 compared to the first six months of 2013 were fully offset by decreases in vendor funding resulting from software partner program changes year to year.

APAC’s gross profit increased 12% for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, with gross margin decreasing to 16.5% for the three months ended June 30, 2014, compared to 16.6% for the three months ended June 30, 2013. Excluding the effects of foreign currency movements, gross profit increased 15% compared to the second quarter of last year. The decrease in gross margin in the second quarter of 2014 compared to the second quarter of 2013 was due primarily to a lower mix of fees from enterprise software agreements year to year offset partially by an increase in vendor funding and an increase in services net sales year over year.

APAC’s gross profit increased 8% for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Excluding the effects of foreign currency movements, gross profit increased 14% compared to the first six months of last year. As a percentage of net sales, gross margin increased approximately 20 basis points year over year, due primarily to an increase in vendor funding offset partially by a lower mix of fees from enterprise software agreements in the six months ended June 30, 2014 compared to the first six months of 2013.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Operating Expenses.

Selling and Administrative Expenses. Selling and administrative expenses increased $4.7 million, or 3%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. For the six months ended June 30, 2014, selling and administrative expenses increased $6.1 million, or 2%, compared to the six months ended June 30, 2013. Our selling and administrative expenses as a percent of net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	% of Net Sales	2013	% of Net Sales	2014	% of Net Sales	2013	% of Net Sales
North America	$94,558	10.6%	$90,295	9.8%	$183,739	11.0%	$179,491	10.7%
EMEA	46,030	10.3%	46,309	11.0%	93,135	11.2%	92,065	11.4%
APAC	7,222	8.8%	6,554	9.1%	13,365	10.5%	12,590	10.5%

Consolidated	$147,810	10.4%	$143,158	10.1%	$290,239	11.0%	$284,146	10.9%

North America’s selling and administrative expenses increased 5%, or $4.3 million, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 and increased approximately 80 basis points year over year as a percentage of net sales to 10.6%. As discussed in Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report, our second quarter of 2014 results include non-cash charges of $5.2 million, including an impairment loss of $4.6 million and accelerated depreciation of $620,000, to reduce the carrying amount of our owned real estate in Bloomingdale, Illinois that is currently held for sale to its estimated fair value less costs to sell. IT contract labor expenses decreased by $1.2 million year to year resulting from the completion of our North America IT systems integration project in 2013. Higher teammate-related expenses were offset partially by reduced spending in other expense categories, such as professional services.

North America’s selling and administrative expenses increased 2%, or $4.2 million, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, due primarily to the non-cash charges related to the Bloomingdale, Illinois real estate discussed above, higher teammate benefit expenses that increased approximately $1.8 million year over year due to higher health benefits claims in the six months ended June 30, 2014 and higher variable compensation on higher gross profits. These increases in selling and administrative expenses were partially offset by reduced spending in other expense categories, such as professional services.

EMEA’s selling and administrative expenses decreased 1%, or $279,000, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 and decreased approximately 70 basis points year to year as a percentage of net sales to 10.3%. Excluding the effects of foreign currency movements, selling and administrative expenses declined 7% compared to the second quarter of last year. The year to year decrease was primarily driven by a decrease in support salaries and wages due to restructuring actions in prior periods.

EMEA’s selling and administrative expenses increased 1%, or $1.1 million, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Excluding the effects of foreign currency movements, selling and administrative expenses declined 4% compared to the first six months of last year. The year to year decrease was primarily driven by a decrease in support salaries and wages due to restructuring actions in prior periods, partially offset by higher variable compensation expense.

APAC’s selling and administrative expenses increased 10%, or $668,000, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 but decreased as a percentage of net sales by approximately 30 basis points year to year to 8.8%. Excluding the effects of foreign currency movements, selling and administrative expenses increased 15% compared to the second quarter of last year. The increase was primarily driven by an increase in variable compensation expense on higher sales.

APAC’s selling and administrative expenses increased 6%, or $775,000, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Excluding the effects of foreign currency movements, selling and administrative expenses increased 14% compared to the first six months of last year due to increases in variable compensation and expenses resulting from our planned investments in the new IT system in the region.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Severance and Restructuring Expenses. During the three months ended June 30, 2014, EMEA and APAC recorded severance expense, net of adjustments, of approximately $215,000 and $109,000, respectively. North America recorded a net reduction of severance expense of $14,000 during the quarter as current period severance charges were more than offset by changes in estimates of previous accruals as cash payment were made. During the six months ended June 30, 2014, North America, EMEA and APAC recorded severance expense, net of adjustments, totaling $63,000, $475,000 and $109,000, respectively. The charges were related to the elimination of certain positions as part of a re-alignment of roles and responsibilities. Comparatively, during the three months ended June 30, 2013, North America and EMEA recorded severance expense, net of adjustments, of approximately $1.0 million and $2.2 million, respectively, and during the six months ended June 30, 2013, North America and EMEA recorded severance expense, net of adjustments, totaling $2.0 million and $3.9 million, respectively.

Non-Operating (Income) Expense.

Interest Income. Interest income for the three and six months ended June 30, 2014 and 2013 was generated from interest earned on cash and cash equivalent bank balances. The decrease in interest income year to year is primarily due to lower average interest-bearing cash and cash equivalent balances during the three and six months ended June 30, 2014.

Interest Expense. Interest expense for the three and six months ended June 30, 2014 and 2013 primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facility. Interest expense for the three and six months ended June 30, 2014 decreased 4%, or $55,000, and 7%, or $215,000, respectively, compared to the three and six months ended June 30, 2013. The decrease was due primarily to lower average daily balances on our debt facilities in the 2014 periods and a decrease in imputed interest under our inventory financing facility. Imputed interest under our inventory financing facility was $552,000 and $1.1 million for the three and six months ended June 30, 2014, respectively, compared to $602,000 and $1.2 million for the three and six months ended June 30, 2013, respectively. This decrease was due to lower outstanding balances, partially offset by increases in our average incremental borrowing rate used to compute the imputed interest amounts. For a description of our various financing facilities, see Note 3 to our Consolidated Financial Statements in Part I, Item 1 of this report.

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

Income Tax Expense. Our effective tax rate for the three months ended June 30, 2014 was 38.6% compared to 39.6% for the three months ended June 30, 2013. Our effective tax rate for the six months ended June 30, 2014 was 38.8% compared to 37.0% for the six months ended June 30, 2013. The decrease in our effective tax rate for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily due to higher losses in certain foreign jurisdictions in the prior year period, resulting in an increase in the valuation allowance for deferred tax assets related to these foreign operating losses, which increased the effective tax rate for the second quarter of the prior year. The increase in our effective tax rate for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily due to the recognition of certain tax benefits related to the re-measurement or settlement of specific uncertain tax positions during the first quarter of 2013, which decreased the effective tax rate for the first six months of the prior year.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

The following table sets forth certain consolidated cash flow information for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$103,715	$87,750
Net cash used in investing activities	(5,342)	(10,529)
Net cash used in financing activities	(77,216)	(79,126)
Foreign currency exchange effect on cash balances	1,953	(8,049)

Increase (decrease) in cash and cash equivalents	23,110	(9,954)
Cash and cash equivalents at beginning of period	126,817	152,119

Cash and cash equivalents at end of period	$149,927	$142,165

Cash and Cash Flow

Our primary uses of cash during the six months ended June 30, 2014 were to fund working capital requirements, to pay down our debt balances, to repurchase shares of our common stock and for capital expenditures. Operating activities provided $103.8 million in cash for the six months ended June 30, 2014, an 18% increase from the six months ended June 30, 2013. We had combined net repayments on our long-term debt facilities of $41.5 million during the six months ended June 30, 2014. Capital expenditures were $5.3 million in the six months ended June 30, 2014, a 49% decrease from the prior year period, reflecting lower IT investments year over year. Cash balances in the six months ended June 30, 2014 were positively affected by $2.0 million as a result of foreign currency exchange rates, compared to a negative effect of $8.0 million in the prior year period.

Net cash provided by operating activities. Cash flow from operations for the six months ended June 30, 2014 and 2013 reflect our net earnings, adjusted for non-cash items such as depreciation, amortization, stock-based compensation expense and write-offs and write-downs of assets, as well as changes in asset and liability balances. For the six months ended June 30, 2014, the increases in accounts receivable and accounts payable can be primarily attributed to the seasonal increase in net sales from the fourth quarter to the second quarter, which results in higher accounts receivable and accounts payable balances as of June 30, compared to December 31. For the 2014 period, the increase in inventories is primarily attributable to an increase in inventory levels at June 30, 2014 to support specific client engagements and to hardware sale transactions in transit to clients as of June 30, 2014 such that delivery was not deemed to have occurred until the product was received by the client in early July 2014. The decrease in accrued expenses and other liabilities is primarily attributable to decreases in accrued VAT and sales taxes as of June 30, compared to December 31, due to the relative timing of related payments and to the reclassification of certain long-term liabilities to accounts payable as of June 30, 2014, as amounts became payable to partners under their contractual terms. For the 2013 period, we also anticipated seasonal increases in accounts receivable and accounts payable. However, the accounts receivable and accounts payable balances at December 31, 2012 reflected a single significant sale transacted with a public sector client in North America late in December 2012, which increased the December 31, 2012 accounts receivable and accounts payable balances. As a result, accounts receivable declined instead of increasing during the six months ended June 30, 2013, and accounts payable increased less than the seasonal norm during the six months ended June 30, 2013. The increase in inventories in the 2013 period was primarily attributable to hardware sale transactions in transit to clients as of June 30, 2013 such that delivery was not deemed to have occurred until the product was received by the client in early July 2013 and to an increase in inventory levels at June 30, 2013 to support specific client engagements. The increase in other current assets in the 2013 period was primarily attributed to an overpayment of income taxes resulting in a receivable balance at June 30, 2013 and to the timing of the payment of certain prepaid expenses.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Our consolidated cash flow operating metrics for the quarters ended June 30, 2014 and 2013 were as follows:

	2014	2013
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	85	85
Days inventory outstanding (“DIOs”) (b)	9	8
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(73)	(75)

Cash conversion cycle (days) (d)	21	18

(a)	Calculated as the balance of accounts receivable, net at the end of the period divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 91 days.
(b)	Calculated as average inventories divided by daily costs of goods sold. Average inventories is calculated as the sum of the balances of inventories at the beginning of the quarter plus inventories at the end of the quarter divided by two. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 91 days.
(c)	Calculated as the balances of accounts payable, which includes the inventory financing facility, at the end of the period divided by daily costs of goods sold. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 91 days.
(d)	Calculated as DSOs plus DIOs, less DPOs.

Our cash conversion cycle was 21 days in the quarter ended June 30, 2014 compared to 18 days in the quarter ended June 30, 2013. The year over year increase in our cash conversion cycle was driven by a two day decrease in DPOs period to period due to the timing of supplier payments during the respective quarters and to a one day increase in DIOs resulting from increased inventory levels during the quarter ended June 30, 2014 to support specific client engagements.

We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms granted to our clients in order to take advantage of supplier discounts. We intend to use cash generated in the remainder of 2014 in excess of working capital needs to pay down our outstanding debt balances and support our capital expenditures for the year. We also may use cash to fund potential small acquisitions to add select capabilities and to repurchase shares of our common stock under our previously authorized share repurchase plan.

Net cash used in investing activities. Capital expenditures of $5.3 million and $10.5 million for the six months ended June 30, 2014 and 2013, respectively, were primarily related to investments in our IT systems. We expect capital expenditures for the full year 2014 to be between $15.0 million and $20.0 million, primarily for our IT systems upgrade projects and other facility and technology related upgrade projects.

Net cash used in financing activities. During the six months ended June 30, 2014 and 2013, we repurchased $29.7 million and $50.0 million, respectively, of our common stock in open market transactions. These repurchases were part of programs approved by our Board of Directors in October 2013 and February 2013, respectively. All shares repurchased were immediately retired. During the six months ended June 30, 2014, we had net combined repayments on our long-term debt under our revolving facility and our ABS facility that decreased our outstanding debt balance by $41.5 million, and we had net repayments of $6.6 million under our inventory financing facility during the period. During the six months ended June 30, 2013, we had net combined repayments on our long-term debt under our revolving facility and our ABS facility that decreased our outstanding debt balance by $27.0 million, and we had net borrowings of $362,000 under our inventory financing facility during the period.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our revolving facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization and (iv) non-cash stock-based compensation (“adjusted earnings”). The maximum leverage ratio permitted under the agreements is 2.75 times trailing twelve-month adjusted earnings. We anticipate that we will be in compliance with our maximum leverage ratio requirements over the next four quarters. However, a significant drop in the Company’s adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below the Company’s combined facility maximum amount. Based on the maximum leverage ratio as of June 30, 2014, the Company’s combined debt balance that could have been outstanding under our revolving facility and our ABS facility was reduced from the maximum borrowing capacity of $550.0 million to $488.8 million, of which $25.0 million was outstanding at June 30, 2014. Our debt balance as of June 30, 2014 was $27.6 million, including our capital lease obligation for certain IT equipment and other financing agreements with financial intermediaries to facilitate the purchase of products from certain vendors. As of June 30, 2014, the current portion of our long-term debt relates solely to our capital lease and other financing obligations.

Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the U.S. We do not provide for U.S. income taxes on the undistributed earnings of those of our foreign subsidiaries where earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. As of June 30, 2014, we had approximately $125.0 million in cash and cash equivalents in certain of our foreign subsidiaries where we consider undistributed earnings of these foreign subsidiaries to be indefinitely reinvested. As of June 30, 2014, the majority of our foreign cash resides in the Netherlands, Australia, and Canada. Certain of these cash balances could and will be remitted to the U.S. by paying down intercompany payables generated in the ordinary course of business. This repayment would not change our policy to indefinitely reinvest earnings of our foreign subsidiaries. We intend to use undistributed earnings for general business purposes in the foreign jurisdictions as well as to fund our IT systems, potential small acquisitions and various facility upgrades.

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

Off-Balance Sheet Arrangements

We have entered into off-balance sheet arrangements, which include indemnifications. The indemnifications are discussed in Note 11 to the Consolidated Financial Statements in Part I, Item 1 of this report and that discussion is incorporated by reference herein. We believe that none of our off-balance sheet arrangements have, or are reasonably likely to have, a material current or future effect on our financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The following table summarizes our open foreign currency forward contract held at June 30, 2014. All U.S. dollar and foreign currency amounts (British Pounds Sterling) are presented in thousands.

Buy
Foreign Currency	GBP
Foreign Amount	2,946
USD Equivalent	$5,000
Weighted Average Maturity	Less than 1 month

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and determined that as of June 30, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see “– Legal Proceedings” in Note 11 to the Consolidated Financial Statements in Part I, Item 1 of this report, which section is incorporated by reference herein.

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

INSIGHT ENTERPRISES, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended June 30, 2014.

We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future. Our senior revolving credit facility contains restrictions on the payment of cash dividends.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 through April 30, 2014	118,803	$24.76	118,803	$12,574,000
May 1, 2014 through May 31, 2014	—	—	—	12,574,000
June 1, 2014 through June 30, 2014	—	—	—	12,574,000

Total	118,803	$24.76	118,803

On October 30, 2013, we announced that our Board of Directors had authorized the repurchase of up to $50,000,000 of our common stock. There is no stated expiration date for our current share repurchase plan. Any share repurchases may be made on the open market, through block trades, through 10b5-1 plans or otherwise. The amount of shares purchased and the timing of the purchases will be based on working capital requirements, general business conditions and other factors. We intend to retire the repurchased shares, and all shares repurchased through June 30, 2014 have been retired.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

INSIGHT ENTERPRISES, INC.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith

3.1	Composite Certificate of Incorporation of Insight Enterprises, Inc.	10-K	000-25092	3.1	February 17, 2006

3.2	Amended and Restated Bylaws of Insight Enterprises, Inc.	8-K	000-25092	3.2	May 19, 2014

4.1	Specimen Common Stock Certificate	S-1	33-86142	4.1	January 24, 1995

10.1	Omnibus Amendment, dated as of June 25, 2014, among Insight Receivables, LLC, Insight Enterprises, Inc., Insight Direct USA, Inc., Insight Public Sector, Inc., the purchasers and managing agents party thereto and Wells Fargo Bank, National Association, as successor agent	8-K	000-25092	10.1	July 1, 2014

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14					X

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	Interactive data files pursuant to Rule 405 of Regulation S-T					X

INSIGHT ENTERPRISES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2014	INSIGHT ENTERPRISES, INC.

	By:	/s/ Kenneth T. Lamneck
Kenneth T. Lamneck
President and Chief Executive Officer
(Duly Authorized Officer)

	By:	/s/ Glynis A. Bryan
Glynis A. Bryan
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Dana A. Leighty
Dana A. Leighty
Vice President, Finance
(Principal Accounting Officer)