Form 10-Q
period 2014-09-30
INSIGHT ENTERPRISES INC
filed 2014-10-30
CIK 932696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

The number of shares outstanding of the issuer’s common stock as of October 24, 2014 was 40,974,771.

INSIGHT ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q

Three Months Ended September 30, 2014

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$127,102	$126,817
Accounts receivable, net of allowance for doubtful accounts of $18,978 and $19,908, respectively	1,037,173	1,257,910
Inventories	128,983	97,268
Inventories not available for sale	39,046	38,705
Deferred income taxes	16,600	16,436
Other current assets	67,974	57,528

Total current assets	1,416,878	1,594,664
Property and equipment, net of accumulated depreciation of $267,211 and $250,412, respectively	110,965	132,820
Goodwill	26,257	26,257
Intangible assets, net of accumulated amortization of $85,045 and $78,430, respectively	26,700	35,765
Deferred income taxes	58,589	58,651
Other assets	16,219	19,561

	$1,655,608	$1,867,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$673,528	$850,951
Accrued expenses and other current liabilities	115,286	156,491
Current portion of long-term debt	914	217
Deferred revenue	52,327	44,146

Total current liabilities	842,055	1,051,805
Long-term debt	53,591	66,949
Deferred income taxes	959	443
Other liabilities	22,884	31,603

	919,489	1,150,800

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 40,974 shares at September 30, 2014 and 42,023 shares at December 31, 2013 issued and outstanding	410	420
Additional paid-in capital	342,772	348,703
Retained earnings	390,971	353,854
Accumulated other comprehensive income – foreign currency translation adjustments	1,966	13,941

Total stockholders’ equity	736,119	716,918

	$1,655,608	$1,867,718

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$1,237,668	$1,151,020	$3,870,095	$3,749,189
Costs of goods sold	1,065,848	982,352	3,339,931	3,231,457

Gross profit	171,820	168,668	530,164	517,732
Operating expenses:
Selling and administrative expenses	143,134	139,965	433,373	424,111
Severance and restructuring expenses	308	2,424	955	8,327

Earnings from operations	28,378	26,279	95,836	85,294
Non-operating (income) expense:
Interest income	(229)	(322)	(811)	(971)
Interest expense	1,594	1,603	4,553	4,777
Net foreign currency exchange loss (gain)	238	474	1,195	(251)
Other expense, net	369	364	1,061	1,080

Earnings before income taxes	26,406	24,160	89,838	80,659
Income tax expense	9,004	9,135	33,637	30,045

Net earnings	$17,402	$15,025	$56,201	$50,614

Net earnings per share:
Basic	$0.42	$0.35	$1.36	$1.17

Diluted	$0.42	$0.35	$1.36	$1.16

Shares used in per share calculations:
Basic	40,972	42,334	41,185	43,289

Diluted	41,270	42,577	41,472	43,555

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net earnings	$17,402	$15,025	$56,201	$50,614
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(16,452)	9,712	(11,975)	(4,310)

Total comprehensive income	$950	$24,737	$44,226	$46,304

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net earnings	$56,201	$50,614
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	30,648	31,337
Non-cash real estate impairment	4,558	—
Provision for losses on accounts receivable	3,235	4,118
Write-downs of inventories	2,028	3,120
Write-off of property and equipment	531	338
Non-cash stock-based compensation	5,861	4,911
Excess tax benefit from employee gains on stock-based compensation	(438)	(763)
Deferred income taxes	447	4,676
Changes in assets and liabilities:
Decrease in accounts receivable	201,258	367,799
Increase in inventories	(34,628)	(16,270)
Increase in other current assets	(9,056)	(20,702)
Decrease (increase) in other assets	3,203	(2,998)
Decrease in accounts payable	(177,627)	(329,428)
Increase in deferred revenue	8,986	3,583
Decrease in accrued expenses and other liabilities	(47,411)	(33,759)

Net cash provided by operating activities	47,796	66,576

Cash flows from investing activities:
Purchases of property and equipment	(7,983)	(14,145)

Net cash used in investing activities	(7,983)	(14,145)

Cash flows from financing activities:
Borrowings on senior revolving credit facility	399,492	778,828
Repayments on senior revolving credit facility	(398,992)	(801,828)
Borrowings on accounts receivable securitization financing facility	708,070	637,000
Repayments on accounts receivable securitization financing facility	(723,070)	(606,000)
Borrowings under other financing agreements	2,002	—
Payments on capital lease obligation	(163)	(617)
Net borrowings (repayments) under inventory financing facility	10,408	(19,946)
Payment of deferred financing fees	(277)	—
Excess tax benefit from employee gains on stock-based compensation	438	763
Payment of payroll taxes on stock-based compensation through shares withheld	(1,662)	(2,756)
Repurchases of common stock	(29,652)	(50,000)

Net cash used in financing activities	(33,406)	(64,556)

Foreign currency exchange effect on cash balances	(6,122)	(4,962)

Increase (decrease) in cash and cash equivalents	285	(17,087)
Cash and cash equivalents at beginning of period	126,817	152,119

Cash and cash equivalents at end of period	$127,102	$135,032

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and Recently Issued Accounting Pronouncements

We are a leading technology provider of hardware, software and service solutions to business and government clients in North America, Europe, the Middle East, Africa and Asia-Pacific. The Company is organized in the following three operating segments, which are primarily defined by their related geographies:

Operating Segment	Geography
North America	United States and Canada
EMEA	Europe, Middle East and Africa
APAC	Asia-Pacific

Our offerings in North America and select countries in EMEA include hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and select software-related services.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2014, our results of operations for the three and nine months ended September 30, 2014 and 2013 and our cash flows for the nine months ended September 30, 2014 and 2013. The consolidated balance sheet as of December 31, 2013 was derived from the audited consolidated balance sheet at such date. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Additionally, these estimates and assumptions affect the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, we evaluate our estimates, including those related to sales recognition, anticipated achievement levels under partner funding programs, assumptions related to stock-based compensation valuation, allowances for doubtful accounts, valuation of inventories, litigation-related contingencies, valuation allowances for deferred tax assets and impairment of long-lived assets, including purchased intangibles and goodwill, if indicators of potential impairment exist.

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

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance became effective for annual reporting periods beginning after December 15, 2013 and subsequent interim periods. We applied the requirements of ASU 2013-11 prospectively beginning January 1, 2014, which resulted in a decrease to noncurrent deferred tax assets and a decrease to noncurrent reserves for uncertain tax positions of approximately $1,076,000 as of September 30, 2014. Had we applied the requirements of ASU 2013-11 retrospectively to the December 31, 2013 consolidated balance sheet, the effect would have been materially the same.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net earnings	$17,402	$15,025	$56,201	$50,614

Denominator:
Weighted average shares used to compute basic EPS	40,972	42,334	41,185	43,289
Dilutive potential common shares due to dilutive restricted stock units, net of tax effect	298	243	287	266

Weighted average shares used to compute diluted EPS	41,270	42,577	41,472	43,555

Net earnings per share:
Basic	$0.42	$0.35	$1.36	$1.17

Diluted	$0.42	$0.35	$1.36	$1.16

For the three months ended September 30, 2014 and 2013, 5,000 and 2,000, respectively, of our restricted stock units were not included in the diluted EPS calculations because their inclusion would have been anti-dilutive. For the nine months ended September 30, 2014 and 2013, the excluded restricted stock units were 23,000 and 235,000, respectively. These share-based awards could be dilutive in the future.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3. Debt, Inventory Financing Facility, Capital Lease and Other Financing Obligations

Debt

Our long-term debt consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Senior revolving credit facility	$17,000	$16,500
Accounts receivable securitization financing facility	35,000	50,000
Capital lease and other financing obligations	2,505	666

Total	54,505	67,166
Less: current portion of capital lease and other financing obligations	(914)	(217)
Less: current portion of revolving credit facilities	—	—

Long-term debt	$53,591	$66,949

Our senior revolving credit facility (“revolving facility”) has an aggregate U.S. dollar equivalent maximum borrowing capacity of $350,000,000. The revolving facility matures April 26, 2017, is guaranteed by the Company’s material domestic subsidiaries and is secured by a lien on substantially all of the Company’s and each guarantor’s assets. The balance of $17,000,000 outstanding at September 30, 2014 was borrowed under the prime rate option at 3.25% per annum. As of September 30, 2014, $333,000,000 was available under the revolving facility. See “Debt Covenants” below.

On June 25, 2014, we entered into an amendment to our accounts receivable securitization financing facility (the “ABS facility”) to extend the maturity date from April 24, 2015 to June 30, 2017, to change the administrative agent and to modify fees for unused capacity under the facility. The maximum borrowing capacity of the ABS facility remained unchanged at $200,000,000. While the ABS facility has a stated maximum amount, the actual availability under the ABS facility is limited by the quantity and quality of the underlying accounts receivable. Under the ABS facility, the floating interest rate applicable at September 30, 2014 was 1.06% per annum. As of September 30, 2014, qualified receivables were sufficient to permit access to the full $200,000,000 facility amount, of which $35,000,000 was outstanding. See “Debt Covenants” below.

Debt Covenants

Our revolving facility and our ABS facility contain various covenants customary for transactions of this type, including limitations on the payment of dividends and the requirement that we comply with maximum leverage, minimum fixed charge and minimum asset coverage ratio requirements and meet monthly, quarterly and annual reporting requirements. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified period of time. At September 30, 2014, we were in compliance with all such covenants.

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our revolving facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of our trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization and (iv) non-cash stock-based compensation (“adjusted earnings”). The maximum leverage ratio permitted under the agreements is 2.75 times trailing twelve-month adjusted earnings. A significant drop in our adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below our combined facility maximum amount. Based on our maximum leverage ratio as of September 30, 2014, our consolidated debt balance that could have been outstanding under our revolving facility and our ABS facility was reduced from the maximum borrowing capacity of $550,000,000 to $495,528,000, of which $52,000,000 was outstanding at September 30, 2014.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Inventory Financing Facility

Our inventory financing facility has a maximum borrowing capacity of $200,000,000 and matures on April 26, 2017. As of September 30, 2014 and December 31, 2013, $125,660,000 and $115,252,000, respectively, was included in accounts payable within our consolidated balance sheets related to our inventory financing facility.

Capital Lease and Other Financing Obligations

The present value of minimum lease payments under our capital lease, which expires on December 31, 2016, is included in our current and long-term debt balances as summarized in the table above.

From time to time, we also enter into other financing agreements with financial intermediaries to facilitate the purchase of products from certain vendors. At September 30, 2014, amounts owed under other financing agreements of $2,002,000, which are payable in installments through August 2016, are included in our current and long-term debt balances as summarized in the table above.

4. Severance and Restructuring Activities

Severance Costs Expensed for 2014 Resource Actions

During the three months ended September 30, 2014, North America and EMEA recorded severance expense totaling $177,000 and $288,000, respectively, and APAC recorded a reduction to severance and restructuring expenses of $3,000 due to a change in estimate as cash payments were made. During the nine months ended September 30, 2014, North America, EMEA and APAC recorded severance expense totaling $701,000, $1,157,000 and $106,000, respectively, related to 2014 resource actions. These charges were associated with severance for the elimination of certain positions based on a re-alignment of roles and responsibilities.

The following table details the 2014 activity and the outstanding obligations related to the 2014 resource actions as of September 30, 2014 (in thousands):

	North America	EMEA	APAC	Consolidated
Severance costs	$701	$1,157	$106	$1,964
Foreign currency translation adjustments	(13)	(40)	—	(53)
Cash payments	(520)	(776)	(106)	(1,402)

Balance at September 30, 2014	$168	$341	$—	$509

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table details the 2014 activity and the outstanding obligations related to the 2013 resource actions as of September 30, 2014 (in thousands):

	North America	EMEA	Consolidated
Balance at December 31, 2013	$1,223	$2,910	$4,133
Foreign currency translation adjustments	(11)	(33)	(44)
Adjustments	(235)	(377)	(612)
Cash payments	(685)	(2,087)	(2,772)

Balance at September 30, 2014	$292	$413	$705

In North America and EMEA, adjustments were recorded to decrease severance and restructuring expense and the related severance accrual during the nine months ended September 30, 2014 due to changes in estimates as cash payments were made. The remaining outstanding obligations are expected to be paid during the next 12 months and are therefore included in accrued expenses and other current liabilities.

Severance Costs Expensed for 2012 Resource Actions

During the year ended December 31, 2012, North America and EMEA recorded severance expense totaling $3,022,000 and $3,973,000, respectively, associated with severance for the elimination of certain positions based on a re-alignment of roles and responsibilities. As of December 31, 2013, the total remaining obligations recorded in our North America and EMEA segments related to these resource actions were approximately $487,000 and $337,000, respectively. During the nine months ended September 30, 2014, adjustments totaling $301,000 and $96,000 were recorded in North America and EMEA, respectively, to decrease severance and restructuring expense and the related severance accrual due to changes in estimates of the remaining payouts. The outstanding obligations as of September 30, 2014 of $186,000 and $44,000 in North America and EMEA, respectively, are expected to be paid during the next 12 months and are therefore included in accrued expenses and other current liabilities.

5. Stock-Based Compensation

By operating segment, we recorded the following pre-tax amounts for stock-based compensation, net of estimated forfeitures, related to restricted stock units (“RSUs”) in selling and administrative expenses in our consolidated financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
North America	$1,671	$1,287	$4,510	$3,862
EMEA	433	(34)	1,151	864
APAC	73	63	200	185

Total Consolidated	$2,177	$1,316	$5,861	$4,911

As of September 30, 2014, total compensation cost not yet recognized related to nonvested RSUs is $14,760,000, which is expected to be recognized over the next 1.37 years on a weighted-average basis. Stock-based compensation expense in EMEA for the three months ended September 30, 2013 was negative due to the reversal of previously recognized compensation cost on RSUs forfeited by the former president of EMEA upon his separation from the Company, effective September 1, 2013, prior to the completion of the requisite service period.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table summarizes our RSU activity during the nine months ended September 30, 2014:

	Number	Weighted Average Grant Date Fair Value	Fair Value
Nonvested at January 1, 2014	811,565	$19.91
Granted(a)	473,279	23.48
Vested, including shares withheld to cover taxes	(294,390)	19.55	$7,033,330	(b)

Forfeited	(46,961)	20.52

Nonvested at September 30, 2014(a)	943,493	21.70	$21,351,247	(c)

Expected to vest	846,035		$19,145,772	(c)

(a)	Includes 144,521 RSUs subject to remaining performance conditions. The number of RSUs ultimately awarded under the performance-based RSUs varies based on whether we achieve certain financial results for 2014.
(b)	The fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.
(c)	The aggregate fair value represents the total pre-tax fair value, based on our closing stock price of $22.63 as of September 30, 2014, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

During the nine months ended September 30, 2014 and 2013, the RSUs that vested for teammates in the United States were net-share settled such that we withheld shares with value equivalent to the teammates’ minimum statutory United States tax obligations for the applicable income and other employment taxes and remitted the corresponding cash amount to the appropriate taxing authorities. The total shares withheld during the nine months ended September 30, 2014 and 2013 of 71,223 and 136,709, respectively, were based on the value of the RSUs on their vesting date as determined by our closing stock price on such vesting date. For the nine months ended September 30, 2014 and 2013, total payments for the employees’ tax obligations to the taxing authorities were $1,662,000 and $2,756,000, respectively, and are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the economic effect of repurchases of common stock as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent a repurchase of shares or an expense to us.

6. Impairment Loss on Assets Held for Sale

In May 2014, we signed a lease that will result in the relocation of our sales and administrative operations that are currently housed in the property that we own in Bloomingdale, Illinois. We began marketing the property for sale in April 2014, and we expect to vacate the property in early November 2014. The property is classified as a held for sale asset, which is included in other current assets in our accompanying consolidated balance sheet as of September 30, 2014. During the nine months ended September 30, 2014, our North America operating segment recorded non-cash charges of $5,178,000, consisting of an impairment loss of $4,558,000 and accelerated depreciation of $620,000, to reduce the carrying amount of the related assets to their estimated fair value less costs to sell. The estimated fair market value was derived from Level 2 fair value inputs (see Note 9 for a description of the categories of fair value inputs), which included a current market analysis indicating the price per square foot of previous sale transactions involving comparable property in the Bloomingdale area. The charges are included in selling and administrative expenses in our accompanying consolidated statements of operations.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7. Income Taxes

Our effective tax rate for the three and nine months ended September 30, 2014 was 34.1% and 37.4%, respectively. For the three months ended September 30, 2014, our effective tax rate was lower than the United States federal statutory rate of 35.0% due primarily to the recognition of certain tax benefits related to the release of reserves for specific uncertain tax positions during the quarter and to lower taxes on earnings in foreign jurisdictions. For the nine months ended September 30, 2014, our effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to state income taxes net of federal benefit and other nondeductible expenses, partially offset by lower taxes on earnings in foreign jurisdictions and the recognition of tax benefits related to the release of reserves for uncertain tax positions during the third quarter of 2014.

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

As of September 30, 2014 and December 31, 2013, we had approximately $4,151,000 and $4,546,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $288,000 and $364,000, respectively, related to accrued interest.

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

The following table summarizes our derivative financial instruments as of September 30, 2014 and December 31, 2013 (in thousands):

		September 30, 2014		December 31, 2013
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Foreign exchange forward contracts	Other current assets	$47	$—	$91	$—

Total		$47	$—	$91	$—

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table summarizes the effect of our derivative financial instruments on our results of operations during the three and nine months ended September 30, 2014 and 2013 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of (Gain) Loss Recognized in Earnings on Derivatives	Amount of (Gain) Loss Recognized in Earnings on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Foreign exchange forward contracts	Net foreign currency exchange (gain) loss	$(879)	$30	$(771)	$(230)

Total		$(879)	$30	$(771)	$(230)

9. Fair Value Measurements

The following table summarizes the valuation of our foreign exchange derivative financial instruments by the following three categories as of September 30, 2014 and December 31, 2013 (in thousands):

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Balance Sheet Classification		September 30, 2014	December 31, 2013
	Level 1	$—	$—
Other current assets	Level 2	47	91
	Level 3	—	—

		$47	$91

10. Share Repurchase Programs

On October 30, 2013, we announced that our Board of Directors had authorized a repurchase of up to $50,000,000 of our common stock. Any share repurchases may be made on the open market, through block trades, through 10b5-1 plans or otherwise. The amount of shares purchased and the timing of the purchases will be based on working capital requirements, general business conditions and other factors. We intend to retire the repurchased shares. Under this repurchase authorization, we did not repurchase any shares of our common stock during the three months ended September 30, 2014. We purchased 1,272,299 shares of our common stock on the open market at a total cost of approximately $29,652,000 (an average price of $23.31 per share) during the nine months ended September 30, 2014, and all shares repurchased through September 30, 2014 have been retired. As of September 30, 2014, approximately $12,574,000 remains available for repurchases of our common stock under this repurchase program.

During the comparative nine months ended September 30, 2013, we purchased 2,646,722 shares of our common stock on the open market at a total cost of approximately $50,000,000 (an average price of $18.89 per share) under a previous repurchase program that was authorized in February 2013 and completed in May 2013. All shares repurchased were retired.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

11. Commitments and Contingencies

Contractual

In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of September 30, 2014, we had approximately $637,000 of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse them.

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

Management believes that payments, if any, related to these indemnifications are not probable at September 30, 2014. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

In August 2010, in connection with an investigation being conducted by the United States Department of Justice, our subsidiary, Calence, LLC (“Calence”), received a subpoena from the Office of the Inspector General of the Federal Communications Commission requesting documents and information related to the expenditure of funds under the E-Rate program, which provides schools and libraries with discounts to obtain affordable telecommunications and internet access and related hardware and software. The basis of the investigation was a qui tam lawsuit filed in the United States District Court for the Southern District of Texas by a contractor who provided services to the former owners of Calence. The lawsuit, designated United States ex rel. Shupe v. Cisco Systems, Inc., Avnet, Inc. and Calence, LLC, alleged violations of the False Claims Act and sought various remedies including treble damages and civil penalties. An appeal from a District Court order denying motions to dismiss was filed with the Fifth Circuit, and in July 2014 the Fifth Circuit reversed the District Court’s decision and remanded the case to the District Court for further proceedings consistent with its decision regarding E-Rate claims under the False Claims Act. In August 2014, the District Court dismissed the case in its entirety.

The Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations or liquidity.

12. Segment Information

We operate in three reportable geographic operating segments: North America; EMEA; and APAC. Currently, our offerings in North America and select countries in EMEA include hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and select software-related services. Net sales by product or service type for North America, EMEA and APAC were as follows for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	North America		EMEA		APAC
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
Sales Mix	2014	2013	2014	2013	2014	2013
Hardware	$563,483	$546,192	$141,149	$120,404	$3,150	$1,304
Software	272,789	259,862	163,748	135,651	28,079	26,881
Services	55,073	51,881	8,747	7,496	1,450	1,349

	$891,345	$857,935	$313,644	$263,551	$32,679	$29,534

	North America		EMEA		APAC
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
Sales Mix	2014	2013	2014	2013	2014	2013
Hardware	$1,579,080	$1,548,326	$432,426	$370,906	$8,784	$4,133
Software	829,798	819,266	689,177	674,513	145,813	140,553
Services	152,401	160,410	26,841	26,159	5,775	4,923

	$2,561,279	$2,528,002	$1,148,444	$1,071,578	$160,372	$149,609

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments and on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the three or nine months ended September 30, 2014 or 2013.

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

The tables below present information about our reportable operating segments as of and for the three months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30, 2014
	North America	EMEA	APAC	Consolidated
Net sales	$891,345	$313,644	$32,679	$1,237,668
Costs of goods sold	771,131	268,749	25,968	1,065,848

Gross profit	120,214	44,895	6,711	171,820
Operating expenses:
Selling and administrative expenses	94,382	42,684	6,068	143,134
Severance and restructuring expenses	102	209	(3)	308

Earnings from operations	$25,730	$2,002	$646	$28,378

Total assets at period end	$1,669,020	$427,663	$86,995	$2,183,678	*

*	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $528,070,000.

	Three Months Ended September 30, 2013
	North America	EMEA	APAC	Consolidated
Net sales	$857,935	$263,551	$29,534	$1,151,020
Costs of goods sold	734,991	224,208	23,153	982,352

Gross profit	122,944	39,343	6,381	168,668
Operating expenses:
Selling and administrative expenses	93,082	41,232	5,651	139,965
Severance and restructuring expenses	530	1,894	—	2,424

Earnings (loss) from operations	$29,332	$(3,783)	$730	$26,279

Total assets at period end	$1,640,205	$391,531	$72,384	$2,104,120	**

**	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $484,424,000.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The tables below present information about our reportable operating segments as of and for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30, 2014
	North America	EMEA	APAC	Consolidated
Net sales	$2,561,279	$1,148,444	$160,372	$3,870,095
Costs of goods sold	2,208,614	998,142	133,175	3,339,931

Gross profit	352,665	150,302	27,197	530,164
Operating expenses:
Selling and administrative expenses	278,121	135,819	19,433	433,373
Severance and restructuring expenses	165	684	106	955

Earnings from operations	$74,379	$13,799	$7,658	$95,836

Total assets at period end	$1,669,020	$427,663	$86,995	$2,183,678	*

*	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $528,070,000.

	Nine Months Ended September 30, 2013
	North America	EMEA	APAC	Consolidated
Net sales	$2,528,002	$1,071,578	$149,609	$3,749,189
Costs of goods sold	2,177,867	929,387	124,203	3,231,457

Gross profit	350,135	142,191	25,406	517,732
Operating expenses:
Selling and administrative expenses	272,573	133,297	18,241	424,111
Severance and restructuring expenses	2,554	5,773	—	8,327

Earnings from operations	$75,008	$3,121	$7,165	$85,294

Total assets at period end	$1,640,205	$391,531	$72,384	$2,104,120	**

**	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $484,424,000.

We recorded the following pre-tax amounts, by operating segment, for depreciation and amortization, in the accompanying consolidated financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
North America	$7,561	$8,037	$23,605	$24,344
EMEA	2,063	2,213	6,393	6,334
APAC	243	217	650	659

Total	$9,867	$10,467	$30,648	$31,337

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q.

Quarterly Overview

We are a technology provider of hardware, software and service solutions to business and government clients in North America, Europe, the Middle East, Africa (“EMEA”) and Asia-Pacific (“APAC”). Our offerings in North America and select countries in EMEA include hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and select software-related services.

Consolidated net sales increased 8% to $1.24 billion in the three months ended September 30, 2014, an increase of $86.6 million compared to the three months ended September 30, 2013. Third quarter results included increases in net sales year over year in all three of our operating segments, most notably in our EMEA segment, where we continued to see improved operating trends and financial results, including double digit growth in all three product categories: hardware, software and services. Our APAC segment also reported double digit sales growth. Our North America segment reported top line growth of 4% and grew in all three product categories. Consolidated gross profit increased 2% year over year to $171.8 million, with gross margin decreasing approximately 80 basis points year to year to 13.9%, driven by decreases in vendor funding in the hardware category and the negative effect of program changes from our largest software partner. Our consolidated results of operations for the third quarter of 2014 also include severance expense, net of adjustments, totaling $308,000, $195,000 net of tax, compared to $2.4 million, $1.7 million net of tax, recorded during the third quarter of 2013. All of this resulted in an 8% year over year increase in earnings from operations. On a consolidated basis, we reported earnings from operations of $28.4 million, net earnings of $17.4 million and diluted earnings per share of $0.42 for the third quarter of 2014. This compares to earnings from operations of $26.3 million, net earnings of $15.0 million and diluted earnings per share of $0.35 for the third quarter of 2013.

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

As previously disclosed, our largest software partner made changes to its channel incentive program beginning in October 2013. The changes vary in substance and timing across this partner’s offerings. Some of the changes became effective in the fourth quarter of 2013, and some become effective as client contracts renew under their stated terms over the next few years. We are executing well globally against our plans to mitigate the adverse effect of these partner program changes in the software category. Results of operations to date in 2014 are consistent with our expectations relative to the anticipated decrease in incentives from this partner in the full year 2014 compared to 2013.

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

Results of Operations

The following table sets forth for the periods presented certain financial data as a percentage of net sales for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	86.1	85.3	86.3	86.2

Gross profit	13.9	14.7	13.7	13.8
Selling and administrative expenses	11.6	12.2	11.2	11.3
Severance and restructuring expenses	0.0	0.2	0.0	0.2

Earnings from operations	2.3	2.3	2.5	2.3
Non-operating expense, net	0.2	0.2	0.2	0.2

Earnings before income taxes	2.1	2.1	2.3	2.1
Income tax expense	0.7	0.8	0.8	0.8

Net earnings	1.4%	1.3%	1.5%	1.3%

We experience certain seasonal trends in our sales of information technology hardware, software and services. Software sales are typically higher in our second and fourth quarters, particularly the second quarter; business clients, particularly larger enterprise businesses in the U.S., tend to spend more in our fourth quarter, as they utilize their remaining capital budget authorizations, and less in the first quarter; sales to the federal government in the U.S. are often stronger in our third quarter, while sales in the state and local government and education markets are stronger in our second quarter; and sales to public sector clients in the United Kingdom are often stronger in our first quarter. These trends create overall seasonality in our consolidated results such that sales and profitability are expected to be higher in the second and fourth quarters of the year.

Throughout this “Results of Operations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we refer to changes in net sales, gross profit and selling and administrative expenses in EMEA and APAC excluding the effects of foreign currency movements. In computing these change amounts and percentages, we compare the current period amount as translated into U.S. dollars under the applicable accounting standards to the prior period amount in local currency translated into U.S. dollars utilizing the weighted average translation rate for the current period.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Net Sales. Net sales for the three months ended September 30, 2014 increased 8% compared to the three months ended September 30, 2013 to $1.24 billion. Net sales for the nine months ended September 30, 2014 increased 3% compared to the nine months ended September 30, 2013. Our net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2014	2013	Change	2014	2013	Change
North America	$891,345	$857,935	4%	$2,561,279	$2,528,002	1%
EMEA	313,644	263,551	19%	1,148,444	1,071,578	7%
APAC	32,679	29,534	11%	160,372	149,609	7%

Consolidated	$1,237,668	$1,151,020	8%	$3,870,095	$3,749,189	3%

Net sales in North America increased 4%, or $33.4 million, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Net sales of hardware, software and services increased 3%, 5% and 6%, respectively, year over year. Net sales in the hardware category were up due to higher sales of notebooks, desktops and accessories in the third quarter of 2014. Net software sales comparisons reflect higher sales to federal government clients year over year. The increase in services sales was driven by more consulting services engagements, multisite deployments and new projects in our integration labs in the third quarter of 2014.

Net sales in North America increased 1%, or $33.3 million, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. On a year to date basis, net sales of hardware and software increased 2% and 1%, respectively, year over year, while net sales of services declined 5% year to year.

Net sales in EMEA increased 19%, or $50.1 million, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Excluding the effects of foreign currency movements, net sales increased 15% compared to the third quarter of last year. Net sales of hardware, software and services increased 17%, 21% and 17%, respectively, compared to the third quarter of 2013, all in U.S. dollars. Excluding the effects of foreign currency movements, hardware, software and services net sales increased 10%, 19% and 14%, respectively, year over year. The increase in hardware net sales was due primarily to higher volume across all client groups, with year over year growth most notably in the United Kingdom. The increase in software net sales was due primarily to strong growth across all client groups: large enterprise, public sector and mid-market clients across the region.

Net sales in EMEA increased 7%, or $76.9 million, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Excluding the effects of foreign currency movements, net sales increased 2% compared to the nine months ended September 30, 2013. On a year to date basis, net sales of hardware, software and services increased 17%, 2% and 3%, respectively, year over year, all in U.S. dollars. Excluding the effects of foreign currency movements, hardware net sales increased 9%, while net sales of software and services declined 2% and 3%, respectively.

Net sales in APAC increased 11%, or $3.1 million, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Excluding the effects of foreign currency movements, net sales increased 10% compared to the third quarter of last year. The increase primarily resulted from increased sales to public sector and mid-market clients across the region during the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Our APAC segment recognized net sales of $160.4 million for the nine months ended September 30, 2014, an increase of 7% compared to the nine months ended September 30, 2013 in U.S. dollars, 12% excluding the effects of foreign currency movements. The increase primarily resulted from lower software maintenance sales, which are recorded net of related costs within the net sales line item of our financial statements, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 as well as higher volume with mid-market clients.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

The percentage of net sales by category for North America, EMEA and APAC were as follows for the three months ended September 30, 2014 and 2013:

	North America		EMEA		APAC
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
Sales Mix	2014	2013	2014	2013	2014	2013
Hardware	63%	64%	45%	46%	10%	4%
Software	31%	30%	52%	51%	86%	91%
Services	6%	6%	3%	3%	4%	5%

	100%	100%	100%	100%	100%	100%

The percentage of net sales by category for North America, EMEA and APAC were as follows for the nine months ended September 30, 2014 and 2013:

	North America		EMEA		APAC
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
Sales Mix	2014	2013	2014	2013	2014	2013
Hardware	62%	61%	38%	35%	5%	3%
Software	32%	32%	60%	63%	91%	94%
Services	6%	7%	2%	2%	4%	3%

	100%	100%	100%	100%	100%	100%

Gross Profit. Gross profit for the three months ended September 30, 2014 increased 2% compared to the three months ended September 30, 2013, with gross margin decreasing approximately 80 basis points to 13.9% for the three months ended September 30, 2014 compared to 14.7% for the three months ended September 30, 2013. For the nine months ended September 30, 2014, gross profit increased 2% compared to the nine months ended September 30, 2013, with gross margin decreasing approximately 10 basis points to 13.7% for the nine months ended September 30, 2014 compared to 13.8% for the nine months ended September 30, 2013. Our gross profit and gross profit as a percentage of net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	% of Net Sales	2013	% of Net Sales	2014	% of Net Sales	2013	% of Net Sales
North America	$120,214	13.5%	$122,944	14.3%	$352,665	13.8%	$350,135	13.9%
EMEA	44,895	14.3%	39,343	14.9%	150,302	13.1%	142,191	13.3%
APAC	6,711	20.5%	6,381	21.6%	27,197	17.0%	25,406	17.0%

Consolidated	$171,820	13.9%	$168,668	14.7%	$530,164	13.7%	$517,732	13.8%

North America’s gross profit for the three months ended September 30, 2014 decreased 2% compared to the three months ended September 30, 2013. As a percentage of net sales, gross margin decreased approximately 80 basis points to 13.5% for the third quarter of 2014 from 14.3% in the third quarter of 2013. The decrease was primarily attributable to the combination of a decrease in margin of 68 basis points related to agency fees for enterprise software agreements, due to lower volume with new and existing clients, and a 22 basis point decrease in product margin, which includes vendor funding and freight, partially offset by an improvement in margin generated by services of 14 basis points year over year. The decrease in product margin resulted from a decline in vendor funding due to lower volume of data center product sales in the three months ended September 30, 2014 and the effect of partner program changes year over year. This decrease in vendor funding was partially offset by increases in software product margins year over year and the derecognition of certain previously reserved sales tax amounts upon the legal release of the related liability during the three months ended September 30, 2014.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

North America’s gross profit for the nine months ended September 30, 2014 increased 1% compared to the nine months ended September 30, 2013. As a percentage of net sales, gross margin decreased approximately 10 basis points to 13.8% from 13.9%, year to year, reflecting a decrease in margin of 39 basis points related to agency fees for enterprise software agreements, partially offset by a 24 basis point improvement in year to date product margin, which includes vendor funding and freight.

EMEA’s gross profit increased 14% in U.S. dollars for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Excluding the effects of foreign currency movements, gross profit increased 11% compared to the third quarter of last year. Gross margin declined approximately 60 basis points to 14.3% for the third quarter of 2014 from 14.9% in the third quarter of 2013. The decrease in gross margin was primarily due to a net decrease in product margin, which includes vendor funding and freight, of 80 basis points and a decrease in margin of 18 basis points related to agency fees for enterprise software agreements, partially offset by a 37 basis point increase in margin generated by services, which are typically transacted at higher margins. The decrease in product margin was driven by a decrease in vendor funding resulting from software partner program changes year to year and a decrease in software product margin due to the relative mix of software deals transacted during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. These decreases in product margin were partially offset by an improvement in hardware product margin as hardware sales are transacted at higher margins than software sales in our EMEA business.

EMEA’s gross profit increased 6% in U.S. dollars for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Excluding the effects of foreign currency movements, gross profit remained flat compared to the first nine months of last year. As a percentage of net sales, gross margin for the nine month periods declined approximately 20 basis points to 13.1% from 13.3% year to year, reflecting a 15 basis point decrease in year to date product margin, which includes vendor funding and freight, and a decrease in margin of 8 basis points related to agency fees for enterprise software agreements. Year over year increases in hardware product margin during the nine months ended September 30, 2014 compared to the first nine months of 2013 were more than offset by decreases in vendor funding resulting from software partner program changes year to year.

APAC’s gross profit increased 5% for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, with gross margin decreasing to 20.5% for the three months ended September 30, 2014, compared to 21.6% for the three months ended September 30, 2013. Excluding the effects of foreign currency movements, gross profit increased 4% compared to the third quarter of last year. The decline in gross margin in the third quarter of 2014 compared to the third quarter of 2013 was due primarily to an increase in sales to public sector and mid-market clients year to year, which are typically transacted at lower margins, partially offset by increases in vendor funding and higher margin services net sales year over year.

APAC’s gross profit increased 7% for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Excluding the effects of foreign currency movements, gross profit increased 11% compared to the first nine months of last year. As a percentage of net sales, gross margin remained flat at 17.0%, as increases in product and services margin were offset by lower fees from enterprise software agreements in the nine months ended September 30, 2014 compared to the first nine months of 2013.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Operating Expenses.

Selling and Administrative Expenses. Selling and administrative expenses increased $3.2 million, or 2%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. For the nine months ended September 30, 2014, selling and administrative expenses increased $9.3 million, or 2%, compared to the nine months ended September 30, 2013. Our selling and administrative expenses as a percent of net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	% of Net Sales	2013	% of Net Sales	2014	% of Net Sales	2013	% of Net Sales
North America	$94,382	10.6%	$93,082	10.8%	$278,121	10.9%	$272,573	10.8%
EMEA	42,684	13.6%	41,232	15.6%	135,819	11.8%	133,297	12.4%
APAC	6,068	18.6%	5,651	19.1%	19,433	12.1%	18,241	12.2%

Consolidated	$143,134	11.6%	$139,965	12.2%	$433,373	11.2%	$424,111	11.3%

North America’s selling and administrative expenses increased 1%, or $1.3 million, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 but decreased approximately 20 basis points year to year as a percentage of net sales to 10.6%. Salaries and wages and contract labor increased $1.9 million year over year due to investments in sales and services personnel, and teammate-related expenses increased $1.5 million year over year due primarily to higher healthcare costs. These increases were offset partially by reduced spending in other expense categories, such as professional services, which declined $1.7 million during the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

North America’s selling and administrative expenses increased 2%, or $5.5 million, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. As discussed in Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report, our results for the nine months ended September 30, 2014 include non-cash charges of $5.2 million, including an impairment loss of $4.6 million and accelerated depreciation of $620,000, to reduce the carrying amount of our owned real estate in Bloomingdale, Illinois that is currently held for sale to its estimated fair value less costs to sell. Additionally, teammate benefit expenses increased approximately $3.3 million year over year due to higher healthcare costs in the nine months ended September 30, 2014. These increases in selling and administrative expenses were partially offset by reduced spending in other expense categories, such as professional services, which declined $3.0 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

EMEA’s selling and administrative expenses increased 4%, or $1.5 million, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 and decreased approximately 200 basis points year to year as a percentage of net sales to 13.6%. Excluding the effects of foreign currency movements, selling and administrative expenses were flat compared to the third quarter of last year. Higher variable compensation expense on increased gross profit was offset by a decrease in support salaries and wages due to restructuring actions in prior periods.

EMEA’s selling and administrative expenses increased 2%, or $2.5 million, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Excluding the effects of foreign currency movements, selling and administrative expenses declined 3% compared to the first nine months of last year. Higher variable compensation expense on increased gross profit was more than offset by a decrease in support salaries and wages due to restructuring actions in prior periods.

APAC’s selling and administrative expenses increased 7%, or $417,000, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, but decreased as a percentage of net sales by approximately 50 basis points year to year to 18.6%. Excluding the effects of foreign currency movements, selling and administrative expenses also increased 7% compared to the third quarter of last year. The increase was primarily driven by higher salaries and wages from investments in headcount and expenses resulting from our investments in the new IT system in the region.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

APAC’s selling and administrative expenses increased 7%, or $1.2 million, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Excluding the effects of foreign currency movements, selling and administrative expenses increased 12% compared to the first nine months of last year due to increases in variable compensation and expenses resulting from our investments in the new IT system in the region.

Severance and Restructuring Expenses. During the three months ended September 30, 2014, North America and EMEA recorded severance expense, net of adjustments, of approximately $102,000 and $209,000, respectively. APAC recorded a minor reduction of severance expense of $3,000 for a change in estimate of the previous accrual as cash payment were made during the quarter ended September 30, 2014. During the nine months ended September 30, 2014, North America, EMEA and APAC recorded severance expense, net of adjustments, totaling $165,000, $684,000 and $106,000, respectively. The charges were related to the elimination of certain positions as part of a re-alignment of roles and responsibilities. Comparatively, during the three months ended September 30, 2013, North America and EMEA recorded severance expense of approximately $530,000 and $1.9 million, respectively, and during the nine months ended September 30, 2013, North America and EMEA recorded severance expense, net of adjustments, totaling $2.6 million and $5.8 million, respectively.

Non-Operating (Income) Expense.

Interest Income. Interest income for the three and nine months ended September 30, 2014 and 2013 was generated from interest earned on cash and cash equivalent bank balances. The decrease in interest income year to year was primarily due to lower average interest-bearing cash and cash equivalent balances and lower interest rates earned on such balances during the three and nine months ended September 30, 2014.

Interest Expense. Interest expense for the three and nine months ended September 30, 2014 and 2013 primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facility. Interest expense for the three and nine months ended September 30, 2014 decreased 1%, or $9,000, and 5%, or $224,000, respectively, compared to the three and nine months ended September 30, 2013. These decreases were due primarily to lower average daily balances on our debt facilities in the 2014 periods. Imputed interest under our inventory financing facility was $654,000 and $1.8 million for the three and nine months ended September 30, 2014, respectively, compared to $591,000 and $1.8 million for the three and nine months ended September 30, 2013, respectively. For a description of our various financing facilities, see Note 3 to our Consolidated Financial Statements in Part I, Item 1 of this report.

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

Income Tax Expense. Our effective tax rate for the three months ended September 30, 2014 was 34.1% compared to 37.8% for the three months ended September 30, 2013. Our effective tax rate for the nine months ended September 30, 2014 was 37.4% compared to 37.2% for the nine months ended September 30, 2013. The decrease in our effective tax rate for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was due primarily to the recognition of certain tax benefits related to the release of reserves for specific uncertain tax positions during the quarter. The increase in our effective tax rate for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was due primarily to the relative effect of the benefits recognized from the release of specific uncertain tax positions in each period.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

The following table sets forth certain consolidated cash flow information for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$47,796	$66,576
Net cash used in investing activities	(7,983)	(14,145)
Net cash used in financing activities	(33,406)	(64,556)
Foreign currency exchange effect on cash balances	(6,122)	(4,962)

Increase (decrease) in cash and cash equivalents	285	(17,087)
Cash and cash equivalents at beginning of period	126,817	152,119

Cash and cash equivalents at end of period	$127,102	$135,032

Cash and Cash Flow

Our primary uses of cash during the nine months ended September 30, 2014 were to fund working capital requirements, to repurchase shares of our common stock, to pay down our debt balances, and for capital expenditures. Operating activities provided $47.8 million in cash for the nine months ended September 30, 2014, a 28% decrease from the nine months ended September 30, 2013. We repurchased $29.7 million of our common stock in open market transactions. We had combined net repayments on our long-term debt facilities of $14.5 million during the nine months ended September 30, 2014. Capital expenditures were $8.0 million in the nine months ended September 30, 2014, a 44% decrease from the prior year period, reflecting lower IT investments year over year. Cash balances in the nine months ended September 30, 2014 were negatively affected by $6.1 million as a result of foreign currency exchange rates, compared to a negative effect of $5.0 million in the prior year period.

Net cash provided by operating activities. Cash flows from operations for the nine months ended September 30, 2014 and 2013 reflect our net earnings, adjusted for non-cash items such as depreciation, amortization, stock-based compensation expense and write-offs and write-downs of assets, as well as changes in asset and liability balances. For both periods, we anticipated decreases in accounts receivable and accounts payable due to the seasonal decrease in net sales from the fourth quarter to the third quarter, which result in lower accounts receivable and accounts payable balances as of September 30, compared to December 31. The decrease in both balances was greater in the nine months ended September 30, 2013 because the accounts receivable and accounts payable balances at December 31, 2012 reflected a single significant sale transacted with a public sector client in North America late in December 2012, which increased the December 31, 2012 accounts receivable and accounts payable balances. For both periods, the increase in inventories is primarily attributable to an increase in inventory levels at September 30, to support specific client engagements and to hardware sale transactions in transit to clients as of September 30, such that delivery was not deemed to have occurred until the product was received by the client in early October. The increase in the 2014 period is higher due to multisite deployments in process as of September 30, 2014. The decrease in accrued expenses and other liabilities is primarily attributable to decreases in accrued VAT and sales taxes as of September 30, compared to December 31, due to the relative timing of related payments and to the reclassification of certain long-term liabilities to accounts payable as of September 30, 2014, as amounts became payable to partners under their contractual terms.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Our consolidated cash flow operating metrics for the quarters ended September 30, 2014 and 2013 were as follows:

	2014	2013
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	77	79
Days inventory outstanding (“DIOs”) (b)	11	11
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(58)	(59)

Cash conversion cycle (days) (d)	30	31

(a)	Calculated as the balance of accounts receivable, net at the end of the period divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 92 days.
(b)	Calculated as average inventories divided by daily costs of goods sold. Average inventories is calculated as the sum of the balances of inventories at the beginning of the quarter plus inventories at the end of the quarter divided by two. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 92 days.
(c)	Calculated as the balances of accounts payable, which includes the inventory financing facility, at the end of the period divided by daily costs of goods sold. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 92 days.
(d)	Calculated as DSOs plus DIOs, less DPOs.

Our cash conversion cycle was 30 days in the quarter ended September 30, 2014 compared to 31 days in the quarter ended September 30, 2013. The year over year decrease in our cash conversion cycle was driven by a two day decrease in DSOs period to period due to improved collection results, offset by a one day decrease in DPOs period to period due to the timing of supplier payments during the respective quarters.

We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms we grant to our clients in order to take advantage of supplier discounts. We intend to use cash generated in the remainder of 2014 in excess of working capital needs to pay down our outstanding debt balances and support our capital expenditures for the year. We also may use cash to fund potential small acquisitions to add select capabilities and to repurchase shares of our common stock.

Net cash used in investing activities. Capital expenditures of $8.0 million and $14.1 million for the nine months ended September 30, 2014 and 2013, respectively, were primarily related to investments in our IT systems. We expect capital expenditures for the full year 2014 to be between $10.0 million and $15.0 million, primarily for our IT systems upgrade projects and other facility and technology related upgrade projects.

Net cash used in financing activities. During the nine months ended September 30, 2014 and 2013, we repurchased $29.7 million and $50.0 million, respectively, of our common stock in open market transactions. These repurchases were part of programs approved by our Board of Directors in October 2013 and February 2013, respectively. All shares repurchased were immediately retired. During the nine months ended September 30, 2014, we had net combined repayments on our long-term debt under our revolving facility and our ABS facility that decreased our outstanding debt balance by $14.5 million, and we had net borrowings of $10.4 million under our inventory financing facility during the period. During the nine months ended September 30, 2013, we had net combined borrowings on our long-term debt under our revolving facility and our ABS facility that increased our outstanding debt balance by $8.0 million, and we had net repayments of $19.9 million under our inventory financing facility during the period.

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our revolving facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization and (iv) non-cash stock-based compensation (“adjusted earnings”). The maximum leverage ratio permitted under the agreements is 2.75 times trailing twelve-month adjusted earnings. We anticipate that we will be in compliance with our maximum leverage ratio requirements over the next four quarters. However, a significant drop in the Company’s adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below the Company’s combined facility maximum amount. Based on the maximum leverage ratio as of September 30, 2014, the Company’s combined debt balance that could have been outstanding under our revolving facility and our ABS facility was reduced from the maximum borrowing capacity of $550.0 million to $495.5 million, of which $52.0 million was outstanding at September 30, 2014. Our debt balance as of September 30, 2014 was $54.5 million, including our capital lease obligation for certain IT equipment and other financing agreements with financial intermediaries to facilitate the purchase of products from certain vendors. As of September 30, 2014, the current portion of our long-term debt relates solely to our capital lease and other financing obligations.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the U.S. We do not provide for U.S. income taxes on the undistributed earnings of those of our foreign subsidiaries where earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. As of September 30, 2014, we had approximately $108.0 million in cash and cash equivalents in certain of our foreign subsidiaries where we consider undistributed earnings of these foreign subsidiaries to be indefinitely reinvested. As of September 30, 2014, the majority of our foreign cash resides in the Netherlands, Canada, and Australia. Certain of these cash balances will be remitted to the U.S. by paying down intercompany payables generated in the ordinary course of business. This repayment would not change our policy to indefinitely reinvest earnings of our foreign subsidiaries. We intend to use undistributed earnings for general business purposes in the foreign jurisdictions as well as to fund our IT systems, potential small acquisitions and various facility upgrades.

We anticipate that cash flows from operations, together with the funds available under our financing facilities, will be adequate to support our presently anticipated cash and working capital requirements for operations as well as other strategic investments over the next 12 months. We currently do not intend, nor foresee a need, to repatriate any foreign undistributed earnings. We expect existing domestic cash and cash flows from operations to continue to be sufficient to fund our domestic operating cash activities and cash commitments for investing and financing activities, such as capital expenditures and debt repayments, for at least the next 12 months.

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

The following table summarizes our open foreign currency forward contract held at September 30, 2014. All U.S. dollar and foreign currency amounts (British Pounds Sterling) are presented in thousands.

Buy
Foreign Currency	GBP
Foreign Amount	10,494
USD Equivalent	$17,000
Weighted Average Maturity	Less than 1 month

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and determined that as of September 30, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

INSIGHT ENTERPRISES, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended September 30, 2014.

We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future. Our senior revolving credit facility contains restrictions on the payment of cash dividends.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three months ended September 30, 2014.

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

Date: October 29, 2014	INSIGHT ENTERPRISES, INC.

	By:	/s/ Kenneth T. Lamneck
Kenneth T. Lamneck
President and Chief Executive Officer
(Duly Authorized Officer)

	By:	/s/ Glynis A. Bryan
Glynis A. Bryan
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Dana A. Leighty
Dana A. Leighty
Vice President, Finance
(Principal Accounting Officer)