Form 10-K
period 2014-12-31
INSIGHT ENTERPRISES INC
filed 2015-02-20
CIK 932696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Registrant’s telephone number, including area code: (480) 333-3000

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock as reported on The Nasdaq Global Select Market on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,246,650,771.

The number of shares outstanding of the registrant’s common stock on February 13, 2015 was 39,753,955.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2015 Annual Meeting of Stockholders have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

INSIGHT ENTERPRISES, INC.

ANNUAL REPORT ON FORM 10-K

Year Ended December 31, 2014

INSIGHT ENTERPRISES, INC.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect net sales, gross profit, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows, cash needs and the payment of accrued expenses and liabilities; the effect of changes being implemented by our largest software partner to elements of its channel incentive program, including the expected financial effect in 2015; the expected effects of seasonality on our business; that there will be further consolidation in the Information Technology (“IT”) industry; our business strategy and our strategic initiatives, including our efforts to grow our core business, develop and grow our global Cloud business and build scalable services business; the availability of competitive sources of products for our purchase and resale; industry pricing and consolidation trends; our intentions concerning the payment of dividends and retirement of treasury shares; our acquisition strategy; our ability to offset the effects of inflation and manage any increase in interest rates; projections of capital expenditures in 2015; the sufficiency of our capital resources and the availability of financing and our needs or plans relating thereto; the effect of new accounting principles or changes in accounting policies; the effect of indemnification obligations; projections about the outcome of ongoing tax audits; our positions and strategies with respect to ongoing and threatened litigation; our exposure to derivative counterparty concentration and non-performance risks; our ability to expand our client relationships; that pricing pressures in the IT industry will continue; the sufficiency of our facilities; our intention not to repatriate certain foreign undistributed earnings where management considers those earnings to be reinvested indefinitely and plans relating thereto; our plans to use cash flow from operations for working capital, to pay down debt, make capital expenditures, repurchase shares of our common stock, and fund acquisitions; our exposure to off-balance sheet arrangements; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:

•	our reliance on partners for product availability and competitive products to sell as well as our competition with our partners;

•	our reliance on partners for marketing funds and purchasing incentives;

•	changes in the IT industry and/or rapid changes in technology;

•	actions of our competitors, including manufacturers and publishers of products we sell;

•	failure to comply with the terms and conditions of our commercial and public sector contracts;

•	disruptions in our IT systems and voice and data networks;

•	the security of our electronic and other confidential information;

•	general economic conditions;

•	our reliance on commercial delivery services;

•	our dependence on certain personnel;

•	the variability of our net sales and gross profit;

•	the risks associated with our international operations;

•	exposure to changes in, interpretations of, or enforcement trends related to tax rules and regulations; and

•	intellectual property infringement claims and challenges to our registered trademarks and trade names.

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

General

Insight Enterprises, Inc. (“Insight” or the “Company”) is a leading worldwide technology provider of integrated solutions to business and government clients. Through our extensive hardware, software and services offerings and efficient supply chain combined with highly skilled technology specialists and engineers, we provide integrated information technology (“IT”) solutions to our clients’ most compelling problems, helping them run their businesses smarter. Our ability to assess, design, deploy and manage IT solutions creates meaningful connections with our clients, enabling them to better manage and secure their IT environments. We are a single source for our clients’ diverse IT needs, simplifying their businesses and helping them control their IT costs.

The Company is organized in the following three operating segments, which are primarily defined by their related geographies:

Operating Segment*	Geography	% of 2014 Consolidated Net Sales
North America	United States and Canada	67%
EMEA	Europe, Middle East and Africa	29%
APAC	Asia-Pacific	4%

*	Additional detailed segment and geographic information can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and in Note 22 to the Consolidated Financial Statements in Part II, Item 8 of this report.

Insight has locations in 22 countries, and we have the capabilities to serve clients in more than 200 countries and territories with software provisioning and related services, transacting business in 15 languages and 15 currencies. Our offerings in North America and select countries in EMEA include a suite of IT hardware, software and services solutions. Our offerings in the remainder of our EMEA segment and in APAC are almost entirely software and select software-related services. On a consolidated basis, hardware, software and services represented 52%, 43% and 5%, respectively, of our net sales in 2014 compared to 51%, 44% and 5%, respectively, in 2013.

We began operations in Arizona in 1988, incorporated in Delaware in 1991 and completed our initial public offering in 1995. Our corporate headquarters are located in Tempe, Arizona. We began operations in the U.S., expanded into Canada in 1997 and into the United Kingdom in 1998. In 2006, through our acquisition of Software Spectrum, Inc., we expanded deeper into global markets in EMEA and APAC. In 2008, through our acquisitions of Calence, LLC in North America and MINX Limited in the United Kingdom, we enhanced our global technical expertise around higher-end networking and communications technologies, as well as managed services and security. In 2011, we enhanced our professional services capabilities by acquiring Tempe, Arizona-based Ensynch, Incorporated (“Ensynch”). In 2012, we expanded our hardware capabilities into key markets in our existing European footprint by acquiring Inmac GmbH and Micro Warehouse BV (“Inmac”), a broad portfolio business-to-business hardware reseller based in Germany and the Netherlands. Through the evolution of our business and these acquisitions, we have successfully migrated from our reseller roots to become a comprehensive IT solutions provider.

Values

We have an established set of values that set the tone for our business and define who we are. Our core values are:

•	We Exist to Win the Loyalty of Our Clients

•	We Respect Each Other

•	We Develop and Value Our Teammates

•	We Act with Integrity

•	We Strive for Operational Excellence in All We Do

INSIGHT ENTERPRISES, INC.

We believe that these values strengthen the overall Insight experience for our teammates, clients and partners (we refer to our employees as “teammates,” our customers as “clients” and our suppliers as “partners”). By living these values, we believe we are able to attract, develop and retain great talent and instill a winning culture.

Business Strategy

Our purpose is to make meaningful connections that help businesses run smarter. Our value is our ability to guide, advise, implement and manage IT solutions for our clients, and our strategy is to grow profitable market share by delivering relevant IT solutions to our clients on a scalable support and delivery platform. With the continual emergence of new technologies in the IT industry, we believe businesses continue to seek technology providers to supply value-added advice to help them identify and deploy complex IT solutions, rather than to just supply product selection, price and availability. We believe that Insight has a unique position in the market to gain profitable market share by providing enhanced value to our clients.

We believe that what differentiates Insight from our competitors is:

•	Our scalable services and solution offering – we have well developed services capabilities, including over 1,200 skilled, certified consulting and service delivery professionals, focused on managed, technical and professional services.

•	Our software expertise – we understand complex licensing requirements and have the know-how to optimize our clients’ usage and compliance management through a portfolio of Software Asset Management (“SAM”) services.

•	Our global scale – we have the capabilities to serve clients in more than 200 countries and territories with software provisioning and related services.

•	Our E-Commerce capability – we have customizable client portals, primarily in North America that allow clients to streamline procurement and processes through a self-service online tool, drive standardization and optimize reconciliation.

•	Our one-stop shopping value proposition – we have a multi-partner approach and have partnerships with all of the leading product manufacturers, software publishers and distribution partners as well as emerging Cloud technology partners to service our global portfolio of commercial and public sector clients with the best integrated IT solutions with the products that make the most sense for their IT environments.

•	Our operational expertise and effectiveness – we offer a broad offering of hardware and software products with access to billions of dollars in virtual inventory and efficient supply chain execution as well as product fulfillment and logistics capabilities, management tools and technical expertise.

Our long-term strategy represents a continuation and refinement of our 2014 growth initiatives and includes three components:

•	Grow our core business and improve profitability;

•	Build scalable services business; and

•	Develop and grow our global Cloud business.

Grow our core business and improve profitability. We believe that there is significant opportunity for profitable growth in our core business as a technology provider of integrated solutions to business and government clients. Our balanced portfolio of manufacturer and publisher brands, extensive E-commerce and logistics capabilities and differentiated service delivery capabilities allow us to tailor our offerings based on the size and complexity of our clients. In addition, our go-to-market model leverages both centralized and local market sales, technical and support resources to efficiently serve and advise our clients.

In each of our geographic operating segments, we are focused on driving our growth objectives by acquiring new clients within our pre-defined target client set, or as we call it, our TAM, and expanding our relationships with existing clients by increasing the types of products and services they buy from us. In North America, we are expanding our local market presence in select cities by investing in sales, technical and service delivery resources to drive growth with existing and new TAM clients, particularly in the large account client space, as well as to drive expansion in specific service/solution areas with key partners. We are also concentrating our efforts on growing our business with mid-sized and large clients in select vertical markets, including Federal government, K-12 education, healthcare and service provider, and have been investing in both local market and centralized sales resources to drive these efforts. In EMEA, we are focused on increasing our share in the mid-market and public sector by increasing software and select hardware sales across the business. We are also working to expand our services capabilities in the region and plan to leverage

INSIGHT ENTERPRISES, INC.

strategic relationships with partners and service delivery vendors to bring additional software, Cloud and collaboration solutions to clients beginning in 2015. Our APAC operating segment, which is largely comprised of software sales, is engaged in growing our sales in the mid-market and public sector and on the development of specialized software services, particularly in the areas of software asset management and the Cloud.

We continue to place significant emphasis on profitability initiatives throughout the Company. We regularly perform client and partner profitability reviews and intend to expand our business relationships to drive an appropriate level of profitability. Additionally, we are continuing to implement specific action plans to remediate the negative effects on our gross profit of program changes implemented by our largest software partner.

Build scalable services business. We are engaged with top IT partners in designing, procuring, deploying, implementing and managing solutions that combine hardware, software and services to leverage technology to deliver business results. Our solutions can be provided through a variety of delivery mechanisms, including on-premise, remotely, or through a private, public or hybrid Cloud. The key areas of focus are:

•	Integrated Collaboration – integrating the best of breed features across Cisco and Microsoft to improve employee productivity;

•	Omni-Channel Retail – designing, deploying and managing store architectures to enable customer loyalty and store profitability;

•	Hybrid Cloud – designing a public-private-hybrid Cloud roadmap, migrating workloads to a public Cloud and implementing a converged infrastructure platform to enable business agility;

•	Workforce Mobility – providing secure any time/place/device access to information and applications to enhance employee productivity; and

•	Strategic Outsourcing – outsourcing end-user support and network operations to improve return on IT investment.

In North America, we have teams of technology specialists and architects who have expertise around applying technology to solve our clients’ business challenges in these focus areas. These teams drive best practices within our broader sales organization, support demand generation activities and provide oversight from pre-sales through service delivery. We believe that by concentrating on market relevant and differentiated solutions offerings, we can deliver more profitable, repeatable and scalable services solutions.

We also intend to take advantage of the trends impacting the technology market, with a specific emphasis on Cloud computing and mobility. We are committed to leveraging opportunities as manufacturers, publishers and service providers develop new technologies and as new channels for buying and supplying technology develop and gain market acceptance.

While Insight’s business was primarily built on hardware and software product sales, which are still the foundation of many of our client relationships, we believe our services capabilities differentiate Insight in the marketplace and enhance our profitability. Although our services capabilities are most mature in North America, we are investing to expand our capabilities in EMEA and APAC around software license optimization and management, Cloud assessment and migration and workplace collaboration. In addition, we are developing our capabilities and expanding our service partner network in the United Kingdom, the Netherlands, Germany, France and Canada to deliver select hardware-related services to clients in those markets.

Develop and grow our global Cloud business. Cloud computing represents an evolution in the IT world. Private, public and hybrid Cloud solutions provide flexible, reliable and affordable solutions for delivering critical IT functions, such as email, data security, data center hosting and more.

Our global Cloud strategy is a two-pronged approach:

•	Expand our current Cloud portfolio to include Software as a Service (“SaaS”) and Infrastructure as a Service (“IaaS”) solutions in the areas of office collaboration, mobility, data protection and security and hybrid Cloud, continuing to build out our portfolio based on clients’ needs; and

INSIGHT ENTERPRISES, INC.

•	Develop Cloud assessment and migration services to help clients determine which workloads should be transitioned from the traditional IT computing model to Cloud computing and provide managed Cloud services to assist clients in operating their Cloud environment.

Offerings

Services Offerings. We currently offer a suite of consulting, technical and managed services in the U.S. and the United Kingdom via Insight teammates, augmented by service partners to fill gaps in our geographic coverage or capabilities. We also utilize partners to deliver these services in Canada and selected services in the rest of EMEA and APAC. We believe that developing the breadth and quality of these capabilities internally or through targeted acquisitions over time will be a key differentiator for us. We have, and intend to continue to develop, an array of technical expertise and service capabilities to help identify, acquire, implement and manage technology solutions to allow our clients to improve their business performance. We deliver these services through three service groups:

Consulting Services

•	Assessment, design and implementation

•	Office productivity, networking, collaboration and data center practices

Technical Services

•	Multi-site deployment, outsourcing and maintenance

•	Support across a wide range of hardware and software partners from desktops to infrastructure

Managed Services

•	An extension of our client’s team to monitor, manage and resolve issues

•	Remote Network Operation Center (“RNOC”), integration labs, service desk and National Repair Center (“NRC”).

Our consulting services help our clients preserve capital and increase the value from limited resources by delivering business-critical applications and programs from the Cloud. With low upfront costs and no need for in-house maintenance, “as-a-service” offerings are an effective alternative to potentially more capital-intensive, on-premise solutions. We partner with providers to deliver solutions around collaboration and messaging, managed security and data management, including Microsoft, Symantec, McAfee and IBM. We also help our clients successfully adopt “as-a-service” offerings by providing Cloud readiness, migration and management services.

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

Our technical services help clients deliver technology refresh across geographically dispersed locations, in some cases thousands of locations. In addition, we provide Service Level Agreement (“SLA”) based outsourcing of end user support, network operations and maintenance.

Managed Services include our RNOC, which provides 24x7 remote management of clients’ infrastructure, spanning network, server and storage. Our ISO certified labs deliver a range of services from imaging to configuration to remote testing of product in a client’s IT environment via secure Virtual Private Network (“VPN”) connections. The NRC offers repair, remarketing and overnight hot-swap services. We have a smaller RNOC in the United Kingdom.

Our service teams are made up of industry-, technical- and product-certified engineers, consultants, architects and specialists who are current on best practices and the latest developments in their respective practice areas and reference architectures.

We are a Cisco Gold Certified partner in the United States and the United Kingdom and have Master Certifications in unified communications and security in the United States. Our data center practice in the United States is a Hewlett-Packard (“HP”) Authorized Enterprise Provider and holds HP Storage Elite, HP Blade Elite and HP Services Elite partner status. We hold Microsoft Gold certifications in identity and security, portals and collaboration, virtualization,

INSIGHT ENTERPRISES, INC.

server platform, systems management, software asset management and volume licensing and are a Microsoft Cloud Accelerator Partner. We also have been awarded premier partner status by a number of other partners, such as IBM, EMC and VMware.

Hardware Offerings. We offer our clients in North America and select countries in EMEA a comprehensive selection of IT hardware products. We offer products from hundreds of manufacturers, including such industry leaders as Cisco, HP, Lenovo, Dell, EMC, NetApp, Apple and IBM. Our scale and purchasing power, combined with our efficient, high-volume and cost effective direct sales and marketing model, allow us to offer competitive prices. We believe that offering choices from multiple partners enables us to better serve our clients by providing a variety of product solutions to address their specific business needs. These needs may be based on particular client preferences or other criteria, such as real-time best pricing and availability, or compatibility with existing technology.

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

Software Offerings. Our clients acquire software applications from us in the form of licensing agreements with software publishers, boxed products, or through SaaS, whereby clients subscribe to software that is hosted either by the software publisher or a dedicated third-party hosting company. We offer products from hundreds of publishers, including such industry leaders as Microsoft, Adobe, VMware, Symantec, McAfee and Citrix, as well as newer entrants, such as Box and 8x8. Today, the majority of our clients obtain their software applications through licensing agreements, which we believe is a result of their ease of administration and cost-effectiveness. Licensing agreements, or right-to-copy agreements, allow a client to either purchase a license for each of its users in a single transaction or periodically report its software usage, paying a license fee based on the number of users.

As software publishers choose different models for implementing licensing agreements, businesses must evaluate the alternatives to ensure that they select the appropriate agreements and comply with the publishers’ licensing terms when purchasing and managing their software licenses. We provide assessment services to help our clients better understand their software needs, evaluate their existing software and provide options to optimize their assets.

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

INSIGHT ENTERPRISES, INC.

We operate under a single, standardized IT system across North America and APAC and a separate, single IT system platform in all countries in our EMEA operations.

For a discussion of risks associated with our IT systems, see “Risk Factors – Disruptions in our IT systems and voice and data networks could affect our ability to service our clients and cause us to incur additional expenses,” in Part I, Item 1A of this report.

Competition

The IT hardware, software and services industry is very fragmented and highly competitive. We compete with a large number and wide variety of marketers and resellers of IT hardware, software and services, including:

•	Direct marketers and resellers, such as CDW (North America), Systemax (Europe), Softchoice, Comparex, PC Connection, PCM, World Wide Technology, SHI, SoftwareONE, Computacenter, Specialist Computercenters, Bechtle and Cancom;

•	National and regional resellers, including value-added resellers, specialty retailers, aggregators, distributors, and to a lesser extent, national computer retailers, computer superstores, Internet-only computer providers, consumer electronics and office supply superstores and mass merchandisers;

•	Product manufacturers, such as Dell, HP, IBM and Lenovo;

•	Software publishers, such as IBM, Microsoft and Symantec;

•	Systems integrators, such as Compucom Systems, Inc.;

•	National and global service providers, such as IBM Global Services and HP Enterprise Services; and

•	E-tailers, such as Newegg, Buy.com and e-Buyer (United Kingdom).

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

Partners

During 2014, we purchased products and software from approximately 3,600 partners. Approximately 63% (based on dollar volume) of these purchases were directly from manufacturers or software publishers, with the balance purchased through distributors. Purchases from Microsoft and Ingram Micro (a distributor) accounted for approximately 25% and 11%, respectively, of our aggregate purchases in 2014. No other partner accounted for more than 10% of purchases in 2014. Our top five partners as a group for 2014 were Microsoft, Ingram Micro, HP, Cisco and Tech Data (a distributor), and approximately 63% of our total purchases during 2014 came from this group of partners. Although brand names and individual products are important to our business, we believe that competitive sources of supply are available in substantially all of our product categories such that, with the exception of Microsoft, we are not dependent on any single partner for sourcing products.

During 2014, sales of Microsoft, HP and Cisco products accounted for approximately 31%, 14% and 10%, respectively, of our consolidated net sales. No other manufacturer’s products accounted for more than 10% of our consolidated net sales in 2014. Sales of product from our top five manufacturers/publishers as a group (Microsoft, HP, Cisco, Lenovo and Dell) accounted for approximately 67% of Insight’s consolidated net sales during 2014.

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

Teammates

As of December 31, 2014, we employed 5,406 teammates, of whom 2,965 were engaged in management, support services and administration activities (including over 1,200 skilled, certified consulting and service delivery professionals), 2,324 were engaged in sales related activities, and 117 were engaged in distribution activities. Our teammates in the U.S. are not represented by a labor union, and our workforces in certain foreign countries, such as Germany, have worker representative committees or work councils with which we maintain strong relationships. We believe our relations with employees are good, and we have never experienced a labor related work stoppage.

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

We rely on our partners for product availability and competitive products to sell, and we also compete with many of our partners. We acquire products for resale both directly from manufacturers and publishers and indirectly through distributors, and the loss of a significant partner relationship could cause a disruption in the availability of products to us. Many of our manufacturer and publisher partners are also our competitors, as many sell directly to business customers, particularly larger corporate customers. There can be no assurance that, as manufacturers and publishers continue to sell both through the reseller channel and directly to end users, they will not limit or curtail the availability of their product to resellers like us. In addition, the manner in which publishers distribute software is changing, and many publishers now offer their programs as Cloud, hosted or SaaS solutions. These changes in distribution may intensify competition and increase the volume of software made available directly to end users through these competitive programs. Any significant increase in such sales could have a material adverse effect on our business, financial condition and results of operations.

We rely on our partners for marketing funds and purchasing incentives. Certain manufacturers, publishers and distributors provide us with substantial incentives in the form of rebates, marketing funds, purchasing incentives, early payment discounts, referral fees and price protections (collectively, “partner funding”). Partner funding is used to offset, among other things, inventory costs, costs of goods sold, marketing costs and other operating expenses. Certain of these funds are based on our volume of sales or purchases, growth rate of net sales or purchases and marketing programs. If we do not meet the goals of these programs or if we are not in compliance with the terms of these programs, there could be a material negative effect on the amount of incentives offered or paid to us by manufacturers and publishers. We continue to experience adverse program changes, and we anticipate that in the future the incentives that many partners make available to us may either be reduced or that the requirements for earning the available amounts will change. If we are unable to react timely to any fundamental changes in the partner funding programs of publishers or manufacturers, including the elimination of, or significant reductions in, funding for some of the activities for which we have been compensated in the past, particularly related to incentive programs with our largest partners, Microsoft, HP and Cisco, the changes could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will continue to receive such incentives.

Changes in the IT industry and/or rapid changes in technology may reduce demand for the IT hardware, software and services we sell or change who makes purchasing decisions for IT hardware, software and services. Our results of operations are influenced by a variety of factors, including the condition of the IT industry, shifts in demand for, or availability of, IT hardware, software, peripherals and services, and industry innovation and the introduction of new products. The IT industry is characterized by rapid technological change and the frequent introduction of new products and changing delivery channels and models, which can decrease demand for current products and services and can disrupt purchasing patterns. If we fail to react in a timely manner to such changes, we may experience lower sales and, with respect to hardware, we may have to record write-downs of obsolete inventory. In addition, in order to satisfy client demand, protect ourselves against product shortages, obtain greater purchasing discounts and react to changes in original equipment manufacturers’ terms and conditions, we may decide to carry inventory products that may have limited or no return privileges. There can be no assurance that we will be able to avoid losses related to inventory obsolescence on these products. Additionally, if purchasing power within our clients shifts from centralized procurement functions to business units or individual end users and we are unable to react timely to any such changes, these shifts in purchasing power could have a material adverse effect on our business, financial conditions and results of operations.

The Cloud and “as-a-service” models are disrupting the IT market and introducing new products, services and competitors to the market. In many cases, these new distribution models allow enterprises to obtain the benefits of commercially licensed, internally operated software with less complexity and lower initial set-up, operational and licensing costs, increasing competition for us. There can be no assurance that we will be able to adapt to, or compete effectively with, current or future distribution channels or competitors or that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.

INSIGHT ENTERPRISES, INC.

The IT hardware, software and services industry is intensely competitive, and actions of our competitors, including manufacturers and publishers of products we sell, can negatively affect our business. Competition in the industry is based on price, product availability, speed of delivery, credit availability, quality and breadth of product lines, and, increasingly, on the ability to provide services and tailor specific solutions to client needs. In addition to the manufacturers and publishers of products we sell, we compete with a large number and wide variety of providers and resellers of IT hardware, software and services. We believe our industry will see further consolidation as product resellers and direct marketers combine operations or acquire or merge with other resellers, service providers and direct marketers to increase efficiency, service capabilities and market share. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their product and service offerings. Accordingly, it is possible that new competitors or alliances among competitors may emerge and acquire significant market share. Generally, pricing is very aggressive in the industry, and we expect pricing pressures to continue. There can be no assurance that we will be able to negotiate prices as favorable as those negotiated by our competitors or that we will be able to offset the effects of price reductions with an increase in the number of clients, higher net sales, cost reductions, greater sales of services, which are typically at higher gross margins, or otherwise. Price reductions by our competitors that we either cannot or choose not to match could result in an erosion of our market share and/or reduced sales or, to the extent we match such reductions, could result in reduced operating margins or inventory impairment charges, any of which could have a material adverse effect on our business, financial condition and results of operations.

Certain of our competitors in each of our operating segments have greater financial, technical, marketing and other resources than we do. In addition, some of these competitors may be able to respond more quickly to new or changing opportunities, technologies and client requirements. Many current and potential competitors also have greater name recognition and engage in more extensive promotional activities, offer more attractive terms to their customers and adopt more aggressive pricing policies than we do. Additionally, some of our competitors have higher margins and/or lower operating cost structures, allowing them to price more aggressively. There can be no assurance that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.

The failure to comply with the terms and conditions of our commercial and public sector contracts could result in, among other things, damages, fines or other liabilities. Sales to commercial clients are based on stated contractual terms, the terms and conditions on our website or terms contained in purchase orders on a transaction by transaction basis. Sales to public sector clients are derived from sales to federal, state and local governmental departments and agencies, as well as to educational institutions, through open market sales and various contracts and programs. Noncompliance with contract terms, particularly to highly regulated public sector clients, or with government procurement regulations could result in fines or penalties against us or termination of contracts, and, in the public sector, could also result in civil, criminal, and administrative liability. With respect to our public sector clients, the government’s remedies may include suspension or debarment. In addition, almost all of our contracts have default provisions, and substantially all of our contracts in the public sector are terminable at any time for convenience of the contracting agency. The effect of any of these possible actions or the adoption of new or modified procurement regulations or practices could materially adversely affect our business, financial position and results of operations.

Disruptions in our IT systems and voice and data networks could affect our ability to service our clients and cause us to incur additional expenses. We believe that our success to date has been, and future results of operations will be, dependent in large part upon our ability to provide prompt and efficient service to our clients. Our ability to provide that level of service is largely dependent on the ease of use, accuracy, quality and utilization of our IT systems, which affects our ability to manage our sales, client service, distribution, inventories and accounting systems, and the reliability of our voice and data networks and managed services offerings. During 2013 and 2014, we completed a comprehensive integration and conversion of our IT systems. There can be no assurance that these integration and conversion projects will yield the anticipated efficiency benefits. If current technology is determined to have a shorter useful life or the value of the current system is impaired, we could incur additional depreciation expense and/or impairment charges. A substantial interruption in our IT systems or in our voice and data networks, however caused, could occur and could have a material adverse effect on our business, financial condition and results of operations.

INSIGHT ENTERPRISES, INC.

Breaches in the security of our electronic and other confidential information could materially adversely affect our financial condition and results of operations. We are dependent upon automated information technology processes. Privacy, security, and compliance concerns have continued to increase as technology has evolved to facilitate commerce and as cross-border commerce increases. As part of our normal business activities, we collect and store certain confidential information, including information about teammates and information about partners and clients which may be entitled to protection under a number of regulatory regimes. In the course of normal and customary business practice, we may share some of this information with vendors who assist us with certain aspects of our business. Moreover, the success of our operations depends upon the secure transmission of confidential and personal data over public networks, including the use of cashless payments. Any failure on the part of us or our vendors to maintain the security of data we are required to protect, including via the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in our teammates’, partners’ and clients’ confidence in us and other competitive disadvantages, and thus could have a material adverse effect on our business, financial condition and results of operations. In 2014, we were subject to information security attacks with increasing frequency at year-end. Although we do not believe the attacks resulted in the misappropriation of sensitive data, we have been, and expect to continue to be, subject to electronic data attacks and threats.

General economic conditions, including unfavorable economic conditions in a particular region, business or industry sector, may lead our clients to delay or forgo investments in IT hardware, software and services. Weak economic conditions generally or any broad-based reduction in IT spending adversely affects our business, operating results and financial condition. A prolonged slowdown in the global economy or similar crisis, or in a particular region or business or industry sector, or tightening of credit markets, could cause our clients to have difficulty accessing capital and credit sources, delay contractual payments, or delay or forgo decisions to upgrade or add to their existing IT environments, license new software or purchase products or services (particularly with respect to discretionary spending for hardware, software and services). Such events could have a material adverse effect on our business, financial condition and results of operations.

Economic or industry downturns could result in longer payment cycles, increased collection costs and defaults in excess of our expectations. A significant deterioration in our ability to collect on accounts receivable could also impact the cost or availability of financing under our accounts receivable securitization program.

We rely on independent shipping companies for delivery of products and are subject to price increases or service interruptions from these carriers. We generally ship hardware products to our customers by FedEx, United Parcel Service and other commercial delivery services and invoice customers for delivery charges. If we are unable to pass on to our clients future increases in the cost of commercial delivery services, our profitability could be adversely affected. Additionally, strikes, inclement weather, natural disasters or other service interruptions by such shippers could adversely affect our ability to deliver products on a timely basis. Such events could have a material adverse effect on our business, financial condition and results of operations.

We depend on certain personnel. We rely on key management teammates to execute our strategy to grow profitable market share. The loss of one or more of these leaders, or a failure to attract and retain new executives, could have a material adverse effect on our business, financial condition and results of operations. We also believe that our future success will be largely dependent on our ability to attract and retain highly qualified management, sales, service and technical teammates, and we make significant investments in the training of our sales account executives and services engineers. If we are not able to retain such personnel or to train them quickly enough to meet changing market conditions, we could experience a drop in the overall quality and efficiency of our sales and services teammates, and that could have a material adverse effect on our business, financial condition and results of operations.

Our net sales and gross profit have historically varied, making our future operating results less predictable. Our operating results are highly dependent upon our level of gross profit as a percentage of net sales, which fluctuates due to numerous factors, including changes in prices from partners, changes in the amount and timing of partner funding, volumes of purchases, changes in client mix, management of our cash conversion cycle, the relative mix of products and services sold during the period, general competitive conditions, and strategic product and services pricing and purchasing actions. As a result of significant price competition, our gross margins are low, and we expect them to continue to be low in the future. Increased competition arising from industry consolidation and low demand for certain IT products and services may hinder our ability to maintain or improve our gross margins. These low gross margins magnify the impact

INSIGHT ENTERPRISES, INC.

of variations in revenue and operating costs on our operating results. In addition, our expense levels are based, in part, on anticipated net sales and the anticipated amount and timing of partner funding, and a portion of our operating expenses is relatively fixed. Therefore, we may not be able to reduce spending quickly enough to compensate for any unexpected net sales shortfall, and we may not be able to reduce our operating expenses as a percentage of revenue to mitigate any further reductions in gross margins in the future. If we cannot proportionately decrease our cost structure, our business, financial condition and results of operations could suffer.

In addition, a reduction in the amount of credit granted to us by our partners could increase our need for and cost of working capital and have a material adverse effect on our business, financial condition and results of operations.

There are risks associated with our international operations that are different than the risks associated with our operations in the United States, and our exposure to the risks of a global market could hinder our ability to maintain and expand international operations. We have operation centers in Australia, Canada, France, Germany, the U.S., and the United Kingdom, as well as sales offices throughout EMEA and APAC. In the regions in which we do not currently have a physical presence, we serve our clients through strategic relationships. In implementing our international strategy, we may face barriers to entry and competition from local companies and other companies that already have established global businesses, as well as the risks generally associated with conducting business internationally. The success and profitability of international operations are subject to numerous risks and uncertainties, many of which are outside of our control, such as:

•	political or economic instability;

•	changes in governmental regulation or taxation (foreign and domestic);

•	currency exchange fluctuations;

•	changes in import/export laws, regulations and customs and duties (foreign and domestic);

•	trade restrictions (foreign and domestic);

•	difficulties and costs of staffing and managing operations in certain foreign countries;

•	work stoppages or other changes in labor conditions;

•	taxes and other restrictions on repatriating foreign profits back to the U.S.;

•	extended payment terms; and

•	seasonal reductions in business activity in some parts of the world.

In addition, changes in policies and/or laws of the U.S. or foreign governments resulting in, among other changes, higher taxation, tariffs or similar protectionist laws, currency conversion limitations or the nationalization of private enterprises could reduce the anticipated benefits of international operations and could have a material adverse effect on our business, financial condition and results of operations.

We have currency exposure arising from both sales and purchases denominated in foreign currencies, including intercompany transactions outside the U.S., and we currently conduct limited hedging activities. In addition, some currencies are subject to limitations on conversion into other currencies, which can limit the ability to otherwise react to rapid foreign currency devaluations. We cannot predict with precision the effect of future exchange-rate fluctuations, and significant rate fluctuations could have a material adverse effect on our business, financial condition and results of operations.

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

INSIGHT ENTERPRISES, INC.

The determination of our worldwide provision for income taxes and other tax liabilities requires estimation, judgment and complex calculations in situations where the ultimate tax determination may not be certain. Our determination of tax liabilities is always subject to review or examination by tax authorities in various jurisdictions. Any adverse outcome of such review or examination could have a material adverse effect on our financial condition and results of operations

We may not be able to protect our intellectual property adequately, and we may be subject to intellectual property infringement claims. To protect our intellectual property, we rely on copyright, trademark and trade secret laws, unpatented proprietary know-how, and patents, as well as confidentiality, invention assignment, non-solicitation and non-competition agreements. There can be no assurance that these measures will afford us sufficient protection of our intellectual property, and it is possible that third parties may copy or otherwise obtain and use our proprietary information without authorization or otherwise infringe on our intellectual property rights. The disclosure of our trade secrets could impair our competitive position and could have a material adverse effect on our business, financial condition and results of operations.

In addition, our registered trademarks and trade names are subject to challenge by third parties. This may affect our ability to continue using those marks and names. Likewise, many businesses are actively investing in, developing and seeking protection for intellectual property in the areas of search, indexing, e-commerce and other Web-related technologies, as well as a variety of on-line business models and methods, all of which are in addition to traditional research and development efforts for IT products and application software, and non-practicing entities continue to invest in acquiring patent portfolios for the purpose of turning the portfolios into income-generating assets, whether through licensing campaigns or litigation. As a result, disputes regarding the ownership of and the right to use these technologies are likely to arise in the future, and, from time to time, parties do assert various infringement claims against us, either because of our practices or because we resell allegedly infringing hardware or software, in the form of cease-and-desist letters, licensing inquiries, lawsuits and other communications and demands. If there is a determination that we have infringed the proprietary rights of others, we could incur substantial monetary liability, be forced to stop selling infringing products or providing infringing services, be required to enter into costly royalty or licensing agreements, if available, or be prevented from using the rights, which could force us to change our business practices or hardware, software or services offerings in the future. Additionally, as we increase the types of services provided under the Insight brand, there is a greater likelihood that we will encounter challenges to our trade names, trademarks and service marks. We may not be able to use our principal mark without modification in all geographies for all of our offerings, and these challenges may come from either governmental agencies or other market participants. These types of claims could have a material adverse effect on our business, financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

Not applicable.

INSIGHT ENTERPRISES, INC.

Item 2.	Properties

Our principal executive offices are located in Tempe, Arizona. We believe that our facilities will be suitable and adequate for our present purposes, and we anticipate that we will be able to extend our existing leases on terms satisfactory to us or, if necessary, to locate substitute facilities on acceptable terms. At December 31, 2014, we owned or leased a total of approximately 1.3 million square feet of office and warehouse space, and, while approximately 70% of the square footage is in the United States, we own or lease office and warehouse facilities in 11 countries in EMEA and we lease office facilities in five countries in APAC.

Information about significant sales, distribution, services and administration facilities in use as of December 31, 2014 is summarized in the following table:

Operating Segment	Location	Primary Activities	Own or Lease
Headquarters/North America	Tempe, Arizona, USA	Executive Offices, Sales and Administration and Network Operations Center	Own
	Tempe, Arizona, USA	Client Support Center	Own
	Addison, Illinois, USA	Sales and Administration	Lease
	Hanover Park, Illinois, USA	Services, Distribution and Administration	Lease
	Plano, Texas, USA	Sales and Administration	Lease
	Austin, Texas, USA	Sales and Administration	Lease
	Liberty Lake, Washington, USA	Sales and Administration	Lease
	Tampa, Florida, USA	Sales and Administration	Lease
	Winnipeg, Manitoba, Canada	Sales and Administration	Lease
	Montreal, Quebec, Canada	Sales and Administration	Own
	Montreal, Quebec, Canada	Distribution	Lease

EMEA	Sheffield, United Kingdom	Sales and Administration	Own
	Sheffield, United Kingdom	Distribution	Lease
	Uxbridge, United Kingdom	Sales and Administration	Lease
	Garching, Germany	Sales and Administration	Lease
	Frankfurt, Germany	Sales and Administration	Lease
	Frankfurt, Germany	Distribution	Lease
	Vélizy, France	Sales and Administration	Lease

APAC	Sydney, New South Wales, Australia	Sales and Administration	Lease

In addition to those listed above, we have leased sales offices in various cities across North America, EMEA and APAC. These properties are not included in the table above. Substantially all of our owned properties secure our senior revolving credit facility. A portion of the client support center that we own in Tempe, Arizona included in the table above is currently leased to Revana, formerly known as Direct Alliance Corporation, a discontinued operation that was sold to a third party in 2006. For additional information on operating leases, see Note 8 to the Consolidated Financial Statements in Part II, Item 8 of this report.

In November 2014, we relocated our sales and administrative operations that were housed in a property that we own in Bloomingdale, Illinois. The property is classified as a held for sale asset, which is included in other current assets in the accompanying consolidated balance sheet as of December 31, 2014. For additional information on held for sale assets, see Note 11 to the Consolidated Financial Statements in Part II, Item 8 of this report.

Item 3.	Legal Proceedings

For a discussion of legal proceedings, see “Legal Proceedings” in Note 18 to the Consolidated Financial Statements in Part II, Item 8 of this report, which is incorporated by reference herein.

INSIGHT ENTERPRISES, INC.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades under the symbol “NSIT” on The Nasdaq Global Select Market. The following table shows, for the calendar quarters indicated, the high and low sales prices per share for our common stock as reported on The Nasdaq Global Select Market.

	Common Stock
	High Price	Low Price
Year 2014
Fourth Quarter	$26.27	$21.99
Third Quarter	31.49	22.34
Second Quarter	30.74	25.40
First Quarter	25.16	19.79
Year 2013
Fourth Quarter	$25.02	$18.37
Third Quarter	22.11	18.36
Second Quarter	20.47	16.51
First Quarter	21.25	18.48

As of February 13, 2015, we had 39,753,955 shares of common stock outstanding held by 71 stockholders of record. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by brokerage firms and clearing agencies.

We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future. Our senior revolving credit facility contains restrictions on the payment of cash dividends.

INSIGHT ENTERPRISES, INC.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 through October 31, 2014	—	$—	—	$37,574,000
November 1, 2014 through November 30, 2014	439,130	23.57	439,130	27,224,000
December 1, 2014 through December 31, 2014	428,796	24.21	428,796	16,843,000

Total	867,926	$23.89	867,926

On October 30, 2013, we announced that our Board of Directors had authorized the repurchase of up to $50 million of our common stock, of which approximately $12,574,000 remained available for repurchases of our common stock at September 30, 2014. On October 29, 2014, we announced that our Board of Directors had authorized the repurchase of up to an additional $25 million of our common stock. On February 11, 2015, we announced that our Board of Directors had authorized the repurchase of an additional $75 million of our common stock. This authorization is excluded from the above table. Repurchases during the quarter ended December 31, 2014 are reflected in the table above. There is no stated expiration date for our current share repurchase plan. Any share repurchases may be made on the open market, through block trades, through 10b5-1 plans or otherwise. The amount of shares purchased and the timing of the purchases will be based on working capital requirements, general business conditions and other factors. We intend to retire the repurchased shares. All shares repurchased during the year ended December 31, 2014 have been retired.

INSIGHT ENTERPRISES, INC.

Stock Price Performance Graph

Set forth below is a graph comparing the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq US Benchmark TR Index (Market Index) and the Nasdaq US Benchmark Computer Hardware TR Index (Industry Index) for the period starting January 1, 2010 and ending December 31, 2014. The graph assumes that $100 was invested on January 1, 2010 in our common stock and in each of the two Nasdaq indices, and that, as to such indices, dividends were reinvested. We have not, since our inception, paid any cash dividends on our common stock. Historical stock price performance shown on the graph is not necessarily indicative of future price performance.

	Jan. 1, 2010	Dec. 31, 2010	Dec. 31, 2011	Dec. 31, 2012	Dec. 31, 2013	Dec. 31, 2014
Insight Enterprises, Inc. Common Stock (NSIT)	100.00	115.24	133.89	152.10	198.86	226.71

Nasdaq US Benchmark TR Index (Market Index)	100.00	117.55	117.91	137.29	183.26	206.09

Nasdaq US Benchmark Computer Hardware TR Index (Industry Index)	100.00	123.53	129.51	155.26	182.65	247.60

INSIGHT ENTERPRISES, INC.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto in Part II, Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report. The selected consolidated financial data presented below under the captions “Consolidated Statements of Operations Data” and “Consolidated Balance Sheet Data” as of and for each of the years in the five-year period ended December 31, 2014 is derived from our audited consolidated financial statements. The consolidated financial statements as of December 31, 2014 and 2013, and for each of the years in the three-year period ended December 31, 2014, which have been audited by KPMG LLP, our independent registered public accounting firm, are included in Part II, Item 8 of this report.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated Statements of Operations Data (1)
Net sales	$5,316,229	$5,144,347	$5,301,441	$5,287,228	$4,809,930
Costs of goods sold	4,603,826	4,445,460	4,581,765	4,578,071	4,163,833

Gross profit	712,403	698,887	719,676	709,157	646,097
Operating expenses:
Selling and administrative expenses	576,967	564,910	565,206	556,689	519,065
Severance and restructuring expenses	4,433	12,740	6,317	5,085	2,956

Earnings from operations	131,003	121,237	148,153	147,383	124,076
Non-operating (income) expense:
Interest income	(1,062)	(1,230)	(1,468)	(1,686)	(714)
Interest expense	6,019	6,337	6,101	6,927	7,677
Gain on bargain purchase	—	—	(2,022)	—	—
Net foreign currency exchange loss (gain)	327	194	(463)	(1,136)	522
Other expense, net	1,347	1,412	1,337	1,589	1,417

Earnings before income taxes	124,372	114,524	144,668	141,689	115,174
Income tax expense	48,688	43,503	51,905	41,454	39,689

Net earnings	$75,684	$71,021	$92,763	$100,235	$75,485

Net earnings per share:
Basic	$1.84	$1.65	$2.09	$2.20	$1.63

Diluted	$1.83	$1.64	$2.07	$2.18	$1.61

Shares used in per share calculations:
Basic	41,062	43,012	44,413	45,474	46,218

Diluted	41,358	43,289	44,834	46,021	46,812

	December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data
Working capital	$578,944	$542,859	$519,429	$426,517	$352,182
Total assets	1,948,123	1,867,718	2,001,503	1,857,611	1,803,283
Short-term debt, including capital leases and other financing obligations(2)	766	217	602	1,017	997
Long-term debt, including capital leases and other financing obligations(2)	62,535	66,949	80,000	115,602	91,619
Stockholders’ equity	721,231	716,918	705,291	596,832	544,971
Cash dividends declared per common share	—	—	—	—	—

(1)	Our consolidated statements of operations data above includes results of the acquisitions from their dates of acquisition: Inmac from February 1, 2012 and Ensynch from October 1, 2011.
(2)	Excludes obligations of $122.8 million, $115.3 million, $116.8 million, $93.9 million and $135.1 million for the year ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively, under our inventory financing facility. We do not include these obligations in total debt because we have not in the past incurred, and in the future do not expect to incur, any interest expense under this facility. These amounts are classified separately as accounts payable-inventory financing facility on our consolidated balance sheets. See Note 5 to the Consolidated Financial Statements in Part II, Item 8 of this report.

INSIGHT ENTERPRISES, INC.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading worldwide technology provider of integrated solutions to business and government clients in North America; Europe, the Middle East, Africa (“EMEA”); and Asia-Pacific (“APAC”). Our offerings in North America and select countries in EMEA include hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are largely software and select software-related services.

Our purpose is to make meaningful connections that help businesses run smarter. Our strategy is to grow profitable market share by providing relevant IT solutions to our clients on a scalable support and delivery platform.

Full year 2014 financial and operational highlights include:

•	We saw top line growth in all three of our business segments and across all three product categories of hardware, software and services;

•	We experienced a strong recovery in our EMEA operating segment with improved sales execution and productivity driving sales and earnings performance ahead of our expectations for the full year, with particularly strong performance in the United Kingdom, the Netherlands and Italy;

•	We executed well, particularly in EMEA, in mitigating the negative effects of partner program changes, realizing a decline in gross profit from our largest software partner in line with our expectations. As a result, we recognized approximately $14 million in lower gross profit from this partner compared to the amount we earned in 2013, primarily in our North America operating segment;

•	In North America, we hired approximately 170 sales and related teammates to build out our presence in core markets and expand our technical expertise around data center and software solutions; and

•	We exited the year with a positive growth trajectory for our services sales, which grew at double digit rates in the third and fourth quarter year over year and increased by 2% year over year for the full year.

On a consolidated basis, for the year ended December 31, 2014, our net sales increased 3% to $5.3 billion. Our resulting gross profit increased by $13.5 million, or 2%, while gross margin declined approximately 20 basis points to 13.4% of net sales. Selling and administrative expenses increased $12.1 million, or 2%, in 2014 compared to 2013 due to the costs of our investments in our sales and services resources and a non-cash charge in North America discussed below being only partially offset by lower support salaries and wages expenses in EMEA through cost control initiatives and previous restructuring actions. We reported earnings from operations of $131.0 million in 2014, an increase of 8% compared to the prior year, which represented 2.5% of net sales, compared to 2.4% in the prior year. Our effective tax rate in 2014 was 39.1% compared to 38.0% in 2013 and 35.9% in 2012. Net earnings and diluted net earnings per share were $75.7 million and $1.83, respectively, for the year ended December 31, 2014. In 2013, we reported net earnings of $71.0 million and diluted net earnings per share of $1.64. In 2012, we reported net earnings of $92.8 million and diluted net earnings per share of $2.07.

The results of operations for the year ended December 31, 2014 include the following items:

•	severance and restructuring expenses of $4.4 million, $3.7 million net of tax;

•	an impairment loss of $4.6 million and accelerated depreciation of $620,000, to reduce the carrying amount of our owned real estate in Bloomingdale, Illinois that is currently held for sale to its estimated fair value less costs to sell;

•	a reduction in costs of goods sold of approximately $4.1 million associated with the settlement or recovery of previously disputed sales tax amounts;

•	a reduction in selling and administrative expenses to recognize a $895,000 gain upon our sale of certain real estate to a related party; and

•	the repurchase of approximately 2.1 million shares of the Company’s common stock for $50.4 million.

INSIGHT ENTERPRISES, INC.

The results of operations for the year ended December 31, 2013 include the following items:

•	severance and restructuring expenses of $12.7 million, $9.8 million net of tax; and

•	the repurchase of approximately 3.0 million shares of the Company’s common stock for $57.8 million.

The results of operations for the year ended December 31, 2012 include the following items:

•	severance and restructuring expenses of $6.3 million, $4.3 million net of tax;

•	a reduction in legal expenses of approximately $2.0 million associated with the recovery of legal fees incurred in previous periods;

•	an operating gain of $1.2 million on the sale of a portfolio of non-core service contracts; and

•	a non-operating gain on bargain purchase of $2.0 million as the fair value of the net assets acquired exceeded the purchase price paid by the Company for Inmac.

Net of tax amounts referenced above were computed using the statutory tax rate for the taxing jurisdictions in the operating segment in which the related expenses were recorded, adjusted for the effects of valuation allowances on net operating losses in certain jurisdictions.

During 2014, we generated $110.3 million of cash flows from operations, an increase of 45% compared to 2013. We repurchased $50.4 million of our common stock and utilized $10.0 million to fund capital investments primarily associated with our information technology (“IT”) systems upgrades. During the year, we made combined net repayments of $5.5 million under our senior revolving credit facility and our accounts receivable securitization financing facility. We ended the year with $164.5 million of cash and cash equivalents and $61.0 million of debt outstanding under our long-term facilities.

As previously disclosed, our largest software partner made changes to its channel incentive program beginning in October 2013. The changes vary in substance and timing across this partner’s offerings. Some of the changes became effective in the fourth quarter of 2013, and the remaining changes are effective as client contracts renewed under their stated terms in 2014 or are scheduled to renew in 2015. We are executing well globally against our plans to mitigate the adverse effect of these partner program changes in the software category. Results of operations in 2014 are consistent with our expectations relative to the anticipated decrease in incentives from this partner in the full year 2014 compared to 2013. In 2015, we currently expect the adverse effect of these program changes on gross profit in the software category to be between $5 and $10 million.

Details about segment results of operations can be found in Note 22 to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

We leverage drop-shipment arrangements with many of our partners and suppliers to deliver products to our clients without having to physically hold the inventory at our warehouses, thereby increasing efficiency and reducing costs. We recognize revenue for drop-shipment arrangements on a gross basis when the product is received by the client. We recognize revenue on a gross basis as the principal in the transaction because we are the primary obligor in the arrangement, we assume inventory risk if the product is returned by the client, we set the price of the product charged to the client, we assume credit risk for the amounts invoiced, and we work closely with our clients to determine their hardware and software specifications.

We make provisions for estimated product returns that we expect to occur under our return policy based upon historical return rates. Our manufacturers warrant most of the products we market, and it is our policy to request that clients return their defective products directly to the manufacturer for warranty service during the manufacturer’s warranty period. On selected products, and for selected client service reasons, we may accept returns directly from the client and then either credit the client or ship a replacement product. We generally offer a limited 15- to 30-day return policy for unopened products and certain opened products, which are consistent with manufacturers’ terms; however, for some products we may charge restocking fees. Products returned opened are processed and returned to the manufacturer or partner for repair, replacement or credit to us. Subject to some manufacturers’ restrictions, certain products cannot be returned to the manufacturer for warranty processing. We resell most unopened products returned to us. If we accept a return from a client that we cannot return to the partner, we try to mitigate our losses by selling to inventory liquidators, to end users as “previously sold” or “used” products, or through other channels.

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

INSIGHT ENTERPRISES, INC.

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

In certain arrangements, we may provide a combination of hardware and software products and the provision of services. Services that are performed by us in conjunction with hardware and software sales that are completed in our facilities prior to shipment of the product are recognized upon delivery, when title passes to the client, for the hardware sale. Net sales of services that are performed at client locations are primarily service-only contracts and are recorded as sales when the services are performed. The total consideration for an arrangement with multiple deliverables is allocated to all deliverables that represent a separate unit of accounting using the relative selling price method.

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

INSIGHT ENTERPRISES, INC.

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

INSIGHT ENTERPRISES, INC.

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

Additional information about the valuation allowance and uncertain tax positions can be found in Note 12 to the Consolidated Financial Statements in Part II, Item 8 of this report.

Contingencies

From time to time, we are subject to potential claims and assessments from third parties. We are also subject to various government agency, client and vendor audits. We continually assess whether or not such claims have merit and warrant accrual. An accrual is made if it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Such estimates are subject to change and may affect our results of operations and our cash flows. Additional information about contingencies can be found in Note 18 to the Consolidated Financial Statements in Part II, Item 8 of this report.

RESULTS OF OPERATIONS

The following table sets forth certain financial data as a percentage of net sales for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Costs of goods sold	86.6	86.4	86.4

Gross profit	13.4	13.6	13.6
Operating expenses:
Selling and administrative expenses	10.8	11.0	10.7
Severance and restructuring expenses	0.1	0.2	0.1

Earnings from operations	2.5	2.4	2.8
Non-operating expense, net	0.2	0.2	0.1

Earnings before income taxes	2.3	2.2	2.7
Income tax expense	0.9	0.8	1.0

Net earnings	1.4%	1.4%	1.7%

Throughout this “Results of Operations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we refer to changes in net sales, gross profit and selling and administrative expenses in EMEA and APAC excluding the effects of foreign currency movements. In computing these change amounts and percentages, we compare the current year amount as translated into U.S. dollars under the applicable accounting standards to the prior year amount in local currency translated into U.S. dollars utilizing the weighted average translation rate for the current year.

INSIGHT ENTERPRISES, INC.

2014 Compared to 2013

Net Sales. Net sales for the year ended December 31, 2014 increased 3% to $5.3 billion compared to the year ended December 31, 2013. Our net sales by operating segment for the years ended December 31, 2014 and 2013 were as follows (dollars in thousands):

	2014	2013	% Change
North America	$3,562,726	$3,470,760	3%
EMEA	1,539,968	1,469,174	5%
APAC	213,535	204,413	4%

Consolidated	$5,316,229	$5,144,347	3%

Net sales in North America increased $92.0 million or 3% for the year ended December 31, 2014 compared to the year ended December 31, 2013. Net sales of hardware, software and services increased 2%, 4% and 1%, respectively, year over year. Hardware sales grew sequentially in each of the last three quarters of 2014, ending the year with strong growth in sales of notebooks and desktops and in server sales as we helped clients address outdated server technology related to the end of life of Microsoft Windows Server 2003. Software sales followed typical seasonal trends during the year with growth driven from stronger demand for business continuity and virtualization solutions. Services sales improved with additional consulting and technical services engagements performed during 2014.

Net sales in EMEA increased $70.8 million or 5%, in U.S. dollars, for the year ended December 31, 2014 compared to the year ended December 31, 2013. Excluding the effects of foreign currency movements, net sales increased 3% compared to the prior year. Net sales of hardware and services were up 14% and 7%, respectively, year over year, while net sales of software were flat year over year. Excluding the effects of foreign currency movements, net sales of hardware and services increased 9% and 5%, respectively, while net sales of software were relatively flat year over year. The increase in hardware sales was due to higher volume with all of our client groups, particularly public sector and mid-market clients. The increase in net sales of services was due primarily to new client engagements and higher volume with existing clients.

Net sales in APAC increased $9.1 million or 4% for the year ended December 31, 2014 compared to the year ended December 31, 2013. Excluding the effects of foreign currency movements, net sales increased 10% compared to the prior year due to higher volume with mid-market and public sector clients as well as lower software maintenance sales, which are recorded net of related costs within the net sales line item of our financial statements, during 2014 compared to 2013.

Net sales by category for North America, EMEA and APAC were as follows for the years ended December 31, 2014 and 2013:

	North America		EMEA		APAC
Sales Mix	2014	2013	2014	2013	2014	2013
Hardware	61%	61%	37%	34%	6%	3%
Software	33%	33%	61%	64%	91%	94%
Services	6%	6%	2%	2%	3%	3%

	100%	100%	100%	100%	100%	100%

Gross Profit. Gross profit increased 2% to $712.4 million for the year ended December 31, 2014 compared to the year ended December 31, 2013, with gross margin decreasing approximately 20 basis points to 13.4% of net sales. Our gross profit and gross profit as a percent of net sales by operating segment for the years ended December 31, 2014 and 2013 were as follows (dollars in thousands):

	2014	% of Net Sales	2013	% of Net Sales
North America	$477,447	13.4%	$472,187	13.6%
EMEA	199,916	13.0%	191,324	13.0%
APAC	35,040	16.4%	35,376	17.3%

Consolidated	$712,403	13.4%	$698,887	13.6%

INSIGHT ENTERPRISES, INC.

North America’s gross profit for the year ended December 31, 2014 increased 1% compared to the year ended December 31, 2013, but as a percentage of net sales, gross margin decreased by approximately 20 basis points year to year. The decline in gross margin was due primarily to a 38 basis point decrease in margin contributed by agency fees from enterprise software agreements due primarily to partner program changes. The decrease in margin was partially offset by an 8 basis point increase in sales of higher margin services and a 7 basis point increase in product margin, which includes partner funding and freight. The increase in product margin reflects a reduction in costs of goods sold of approximately $4.1 million associated with the settlement or recovery of previously disputed sales tax amounts during the year ended December 31, 2014.

EMEA’s gross profit increased 4% in U.S. dollars for the year ended December 31, 2014 compared to the year ended December 31, 2013. Excluding the effects of foreign currency movements, gross profit was up 2% compared to the prior year. As a percentage of net sales, gross margin remained flat at 13.0% year over year. A decrease in margin resulting from lower fees from enterprise software agreements of 14 basis points due to partner program changes and a decrease in software product margin of 13 basis points were partially offset by a 16 basis point increase in sales of higher margin services. Year over year increases in hardware product margin during 2014 compared to 2013 were offset by decreases in vendor funding resulting from software partner program changes year to year.

APAC’s gross profit decreased 1% for the year ended December 31, 2014 compared to the year ended December 31, 2013. Excluding the effects of foreign currency movements, gross profit increased 3% compared to the prior year. As a percentage of net sales, gross margin decreased by approximately 90 basis points, due primarily to an 88 basis point decrease in margin driven by lower fees from enterprise software agreements resulting from partner program changes.

Operating Expenses.

Selling and Administrative Expenses. Selling and administrative expenses increased $12.1 million, or 2%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. Selling and administrative expenses decreased approximately 20 basis points as a percentage of net sales for the year ended December 31, 2014 compared to the year ended December 31, 2013. Selling and administrative expenses as a percent of net sales by operating segment for the years ended December 31, 2014 and 2013 were as follows (dollars in thousands):

	2014	% of Net Sales	2013	% of Net Sales
North America	$372,936	10.5%	$362,380	10.4%
EMEA	178,816	11.6%	178,012	12.1%
APAC	25,215	11.8%	24,518	12.0%

Consolidated	$576,967	10.8%	$564,910	11.0%

North America’s selling and administrative expenses increased 3%, or $10.6 million, for the year ended December 31, 2014 compared to the year ended December 31, 2013, and, as a percentage of net sales, selling and administrative expenses increased approximately 10 basis points to 10.5% of net sales for the year ended December 31, 2014. As discussed in Note 11 to the Consolidated Financial Statements in Part II, Item 8 of this report, our results for the year ended December 31, 2014 include non-cash charges of $5.2 million, including an impairment loss of $4.6 million and accelerated depreciation of $620,000, to reduce the carrying amount of our owned real estate in Bloomingdale, Illinois that is currently held for sale to its estimated fair value less costs to sell. Additionally, salaries and wages and contract labor increased $4.7 million year over year due to planned investments in our sales organization, including the addition of over 160 teammates in North America focused on services, software, key vertical markets and field sales in core geographic markets and teammate benefit expenses increased approximately $3.6 million year over year due to higher healthcare costs in 2014. These increases in selling and administrative expenses were partially offset by reduced spending in other expense categories, such as professional services, which declined $2.7 million during the year ended December 31, 2014 compared to the year ended December 31, 2013.

EMEA’s selling and administrative expenses increased less than 1%, or $804,000, for the year ended December 31, 2014 compared to the year ended December 31, 2013, and, as a percentage of net sales, selling and administrative expenses decreased approximately 50 basis points to 11.6% of net sales for the year ended December 31, 2014. Excluding the effects of foreign currency movements, selling and administrative expenses decreased 2% compared to the prior year. Higher variable compensation expense on increased gross profit and investments to support services and Cloud growth initiatives were more than offset by a decrease in support salaries and wages due to restructuring actions in prior periods.

INSIGHT ENTERPRISES, INC.

APAC’s selling and administrative expenses increased 3%, or $697,000, for the year ended December 31, 2014 compared to the year ended December 31, 2013, and, as a percentage of net sales, selling and administrative expenses decreased approximately 20 basis points to 11.8% of net sales for the year ended December 31, 2014. Excluding the effects of foreign currency movements, selling and administrative expenses increased 9% compared to the prior year. The year over year increase is primarily due to increases in variable compensation and expenses resulting from our investments in the new IT system in the region.

Severance and Restructuring Expenses. During the year ended December 31, 2014, North America, EMEA and APAC recorded severance expense, net of adjustments, totaling $971,000, $3.4 million and $106,000, respectively, related to a continued review of resource needs in North America and additional restructuring activities in EMEA. In North America and EMEA, $1.5 million and $3.9 million, respectively, in new severance costs were offset by $492,000 and $531,000, respectively, of adjustments to prior severance accruals due to changes in estimates during 2014. During the year ended December 31, 2013, North America and EMEA recorded severance expense, net of adjustments, of $3.3 million and $9.4 million, respectively. See Note 9 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of severance and restructuring activities.

Non-Operating (Income) Expense.

Interest Income. Interest income for the years ended December 31, 2014 and 2013 was generated from interest earned on cash and cash equivalent bank balances. The decrease in interest income year to year is primarily due to lower average interest-bearing cash and cash equivalent balances and lower interest rates earned on such balances during the year ended December 31, 2014.

Interest Expense. Interest expense primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facility. Interest expense decreased 5% for the year ended December 31, 2014 compared to the year ended December 31, 2013 due primarily to lower average daily balances on our debt facilities in the 2014 compared to 2013. Imputed interest under our inventory financing facility was $2.4 million for the year ended December 31, 2014, compared to $2.5 million for the year ended December 31, 2013. For a description of our various financing facilities, see Notes 5 and 7 to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

Income Tax Expense. Our effective tax rate for the year ended December 31, 2014 was 39.1% compared to 38.0% for the year ended December 31, 2013. The increase in the tax rate from 2013 to 2014 was primarily due to higher losses in certain foreign jurisdictions in 2014, resulting in an increase in the valuation allowance for deferred tax assets related to these foreign operating losses, and the recognition of certain tax benefits related to the re-measurement or settlement of specific uncertain tax positions during 2013, which decreased the prior year rate, offset partially by lower taxes on earnings in foreign jurisdictions. The effective tax rate in 2014 was higher than the federal statutory rate of 35.0% primarily due to these increases in the valuation allowances and to state taxes in the U.S. These increases in our effective tax rate for 2014 were offset partially by lower taxes on earnings in foreign jurisdictions. See Note 12 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of income tax expense.

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

Net sales in North America decreased $155.6 million or 4% for the year ended December 31, 2013 compared to the year ended December 31, 2012. Net sales of services increased 1% year over year, while net sales of hardware and software decreased 5% and 4%, respectively, year to year. The services growth in 2013 was primarily driven by higher SaaS offerings and Cloud sales. We experienced a decline in hardware purchases by our large enterprise clients in 2013 as we believe they reduced their budgets for capital expenditure investments and delayed the timing of capital projects. Software sales declined in 2013 compared to 2012 due to a higher mix of software maintenance sales to public sector clients, which are recorded on a net basis in our financial statements.

Net sales in EMEA remained relatively flat at $1.5 billion, in U.S. dollars, for the year ended December 31, 2013 compared to the year ended December 31, 2012. Excluding the effects of foreign currency movements, net sales were down 1% compared to 2012. Net sales of software and services were up 4% and 23%, respectively, year over year, while net sales of hardware declined 7% year to year. Excluding the effects of foreign currency movements, software and services increased 2% and 22%, respectively, while hardware decreased 6%, compared to the year ended December 31, 2012. The decline in hardware sales was attributable to reduced volume across all client groups. The increase in software sales in 2013 was due to higher volume with large enterprise and mid-market clients, which more than offset lower volume with our existing public sector clients. The increase in net sales of services in 2013 was due primarily to new client engagements and higher volume with existing clients.

Net sales in APAC decreased $7.1 million or 3% for the year ended December 31, 2013 compared to the year ended December 31, 2012. Excluding the effects of foreign currency movements, net sales increased 2% compared to 2012 due to higher volume with new and existing clients.

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

INSIGHT ENTERPRISES, INC.

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

EMEA’s gross profit decreased 6% in U.S. dollars for the year ended December 31, 2013 compared to the year ended December 31, 2012. Excluding the effects of foreign currency movements, gross profit was down 7% in 2013 compared to 2012. As a percentage of net sales, gross margin decreased by approximately 90 basis points year to year due primarily to an 84 basis point decline in product margin, which includes partner funding and freight, primarily driven by the hardware category. The decline in hardware margin was primarily attributable to a higher mix of lower margin hardware products and a reduction in partner funding due to decreased volume and partner program changes during 2013.

APAC’s gross profit decreased 5% for the year ended December 31, 2013 compared to the year ended December 31, 2012. Excluding the effects of foreign currency movements, gross profit increased 1% compared to 2012. As a percentage of net sales, gross margin decreased by approximately 30 basis points, due primarily to a 29 basis point decrease in margin contributed by agency fees from enterprise software agreements.

Operating Expenses.

Selling and Administrative Expenses. Selling and administrative expenses decreased $296,000, or less than 1%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. Selling and administrative expenses increased 30 basis points as a percentage of net sales for the year ended December 31, 2013 compared to the year ended December 31, 2012. Selling and administrative expenses as a percent of net sales by operating segment for the years ended December 31, 2013 and 2012 were as follows (dollars in thousands):

	2013	% of Net Sales	2012	% of Net Sales
North America	$362,380	10.4%	$359,634	9.9%
EMEA	178,012	12.1%	179,979	12.3%
APAC	24,518	12.0%	25,593	12.1%

Consolidated	$564,910	11.0%	$565,206	10.7%

North America’s selling and administrative expenses increased 1%, or $2.7 million, for the year ended December 31, 2013 compared to the year ended December 31, 2012, and, as a percentage of net sales, selling and administrative expenses increased approximately 50 basis points to 10.4% of net sales for the year ended December 31, 2013. Selling and administrative expenses increased in 2013 primarily because:

•	Salaries and wages and contract labor increased approximately $4.3 million due to investments in sales and services resources; and

•	Professional fees increased approximately $2.9 million, due primarily to the effect on the year over year comparison of a prior year reduction in legal expenses of $2.0 million associated with the recovery during the year ended December 31, 2012 of legal fees incurred in previous periods (see further discussion under “Legal Proceedings” in Note 18 to the Consolidated Financial Statements in Part II, Item 8 of this report).

•	The year over year comparison was also affected by a gain of $1.2 million on the sale of a portfolio of non-core service contracts during the year ended December 31, 2012.

These increases in selling and administrative expenses in 2013 were offset partially by:

•	A decrease in variable compensation of approximately $2.8 million and reduced stock-based compensation of approximately $1.1 million based on current year financial results; and

•	Reduced marketing expenses of approximately $1.6 million as we controlled costs through our continued focus on discretionary spending.

INSIGHT ENTERPRISES, INC.

EMEA’s selling and administrative expenses decreased 1%, or $2.0 million, for the year ended December 31, 2013 compared to the year ended December 31, 2012, and, as a percentage of net sales, selling and administrative expenses decreased approximately 20 basis points to 12.1% of net sales for the year ended December 31, 2013. Excluding the effects of foreign currency movements, selling and administrative expenses decreased 2% in 2013 compared to 2012. The decrease in selling and administrative expenses is primarily attributable to a decrease in salaries and wages and contract labor of approximately $3.5 million due to restructuring actions taken during the year, as more fully described below. The year to year decrease in salaries and wages was offset partially by a $1.3 million increase in the provision for losses on accounts receivable due to higher write-offs in 2013, none of which were individually material.

APAC’s selling and administrative expenses decreased 4%, or $1.1 million, for the year ended December 31, 2013 compared to the year ended December 31, 2012, and, as a percentage of net sales, selling and administrative expenses decreased approximately 10 basis points to 12.0% of net sales for the year ended December 31, 2013. Excluding the effects of foreign currency movements, selling and administrative expenses increased 1% compared to 2012. The increase in 2013 is primarily due to higher salaries and wages from investments in headcount, mostly offset by lower variable compensation based on 2013 financial results.

Severance and Restructuring Expenses. During the year ended December 31, 2013, North America and EMEA recorded severance expense, net of adjustments, totaling $3.3 million and $9.4 million, respectively, related to our continued review of resource needs in North America and significant restructuring activities in EMEA in 2013, primarily in the United Kingdom and Germany, as we worked to rationalize our selling and administrative expenses in EMEA. In North America and EMEA, $3.4 million and $9.6 million, respectively, in new severance costs were offset by $104,000 and $188,000, respectively, of adjustments to prior severance accruals due to changes in estimates during 2013. During the year ended December 31, 2012, North America and EMEA recorded severance expense, net of adjustments, of $2.8 million and $3.5 million, respectively. See Note 9 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of severance and restructuring activities.

Non-Operating (Income) Expense.

Interest Income. Interest income for the years ended December 31, 2013 and 2012 was generated from interest earned on cash and cash equivalent bank balances. The decrease in interest income year to year is primarily due to lower average invested cash balances during the year ended December 31, 2013.

Interest Expense. Interest expense primarily relates to borrowings under our financing facilities, our capital lease obligation and imputed interest under our inventory financing facility. Interest expense increased 4% for the year ended December 31, 2013 compared to the year ended December 31, 2012 due primarily to higher imputed interest year to year. Imputed interest under our inventory financing facility was $2.5 million for the year ended December 31, 2013, compared to $1.8 million for the year ended December 31, 2012. The increase was due to higher outstanding balances and increases in our average incremental borrowing rate used to compute the imputed interest amounts.

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

INSIGHT ENTERPRISES, INC.

increases in the liability associated with unrecognized tax benefits, partially offset by lower taxes on earnings in foreign jurisdictions. See Note 12 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of income tax expense.

Liquidity and Capital Resources

The following table sets forth for the periods presented certain consolidated cash flow information for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Net cash provided by operating activities	$110,319	$76,066	$67,442
Net cash used in investing activities	(7,511)	(19,024)	(33,983)
Net cash used in financing activities	(48,530)	(75,711)	(14,575)
Foreign currency exchange effect on cash and cash equivalent balances	(16,571)	(6,633)	4,899

Increase (decrease) in cash and cash equivalents	37,707	(25,302)	23,783
Cash and cash equivalents at beginning of year	126,817	152,119	128,336

Cash and cash equivalents at end of year	$164,524	$126,817	$152,119

Cash and Cash Flow

Our primary uses of cash during 2014 were to fund working capital requirements, to repurchase shares of our common stock and to fund capital expenditures. Operating activities provided $110.3 million in cash for the year ended December 31, 2014, a 45% increase from the year ended December 31, 2013. We had net combined repayments on our long-term debt facilities of $5.5 million during 2014. Capital expenditures were $10.0 million in 2014, a 48% decrease from 2013, reflecting lower IT investments year over year. Cash balances in 2014 were negatively affected by $16.6 million as a result of foreign currency exchange rates, compared to a negative effect of $6.6 million in 2013.

Net cash provided by operating activities. Cash flows from operating activities reflect our net earnings, adjusted for non-cash items such as depreciation, amortization, stock-based compensation expense and write-offs and write-downs of assets, as well as changes in asset and liability balances. In 2014, the increases in accounts receivable and accounts payable reflect increased sales and associated costs of goods sold, respectively, in 2014 compared to the prior year. The increase in inventories is primarily attributable to an increase in inventory levels at December 31, 2014, to support specific client engagements as well as to hardware sale transactions in transit to clients as of December 31, such that delivery was not deemed to have occurred until the product was received by the client in early January. The decrease in accrued expenses and other liabilities in 2014 was primarily due to the relative timing of sales tax and VAT payments year over year.

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

INSIGHT ENTERPRISES, INC.

Our consolidated cash flow operating metrics for the quarters ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	83	83	94
Days inventory outstanding (“DIOs”) (b)	9	8	8
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(68)	(64)	(78)

Cash conversion cycle (days) (d)	24	27	24

(a)	Calculated as the balance of accounts receivable, net at the end of the period divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 92 days.
(b)	Calculated as average inventories (excluding inventories not available for sale) divided by daily costs of goods sold. Average inventories is calculated as the sum of the balances of inventories at the beginning of the period plus inventories at the end of the period divided by two. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 92 days.
(c)	Calculated as the sum of the balances of accounts payable – trade and accounts payable – inventory financing facility at the end of the period divided by daily costs of goods sold. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 92 days.
(d)	Calculated as DSOs plus DIOs, less DPOs.

Our cash conversion cycle was 24 days in the fourth quarter ended December 31, 2014, an improvement of three days from the fourth quarter of 2013, due primarily to higher DPOs in North America driven by the timing of payments to suppliers during the quarter ended December 31, 2014 offset by a one day increase in DIOs due to the increase in inventories discussed above.

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

We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms we grant to our clients in order to take advantage of supplier discounts. We intend to use cash generated in 2015 in excess of working capital needs to repurchase shares of our common stock and support our capital expenditures for the year. We also may use cash to fund potential acquisitions to add select capabilities.

Net cash used in investing activities. Capital expenditures of $10.0 million, $19.0 million and $30.2 million for the years ended December 31, 2014, 2013 and 2012, respectively, were primarily related to investments in our IT systems. We expect total capital expenditures in 2015 to be between $10.0 million and $15.0 million, primarily for technology and facility related upgrade projects.

During the year ended December 31, 2012, we acquired Inmac for $3.8 million, net of cash acquired.

Net cash used in financing activities. During the year ended December 31, 2014, we had net combined repayments on our long-term debt under our senior revolving credit facility (“revolving facility”) and our accounts receivable securitization facility (“ABS facility”) of $5.5 million and had net borrowings under our inventory financing facility of $7.5 million. In 2014, we also funded $50.4 million of repurchases of our common stock. During the year ended December 31, 2013, we had net combined repayments on our revolving facility and our ABS facility of $13.5 million and had net repayments under our inventory financing facility of $1.6 million. In 2013, we funded $57.8 million of repurchases of our common stock. During the year ended December 31, 2012, we had net combined repayments on our revolving facility and our ABS facility of $35.0 million and had net borrowings under our inventory financing facility of $22.9 million.

INSIGHT ENTERPRISES, INC.

As of December 31, 2014, our long-term debt balance consisted of $61.0 million outstanding under our $200.0 million ABS facility and no amounts outstanding under our $350.0 million revolving facility. As of December 31, 2014, the current portion of our long-term debt relates solely to our capital lease and other financing obligations. Our objective is to pay our debt balances down while retaining adequate cash balances to meet overall business objectives.

While the ABS facility has a stated maximum amount, the actual availability under the ABS facility is limited by the quantity and quality of the underlying accounts receivable. As of December 31, 2014, qualified receivables were sufficient to permit access to the full $200.0 million, of which $61.0 million was outstanding at December 31, 2014.

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our revolving facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization and (iv) non-cash stock-based compensation (“adjusted earnings”). The maximum leverage ratio permitted under the agreements is 2.75 times trailing twelve-month adjusted earnings. We anticipate that we will be in compliance with our maximum leverage ratio requirements over the next four quarters. However, a significant drop in the Company’s adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below the Company’s consolidated maximum facility amounts. Based on the maximum permitted leverage ratio as of December 31, 2014, the Company’s debt balance that could have been outstanding under our revolving facility and our ABS facility was reduced from the maximum borrowing capacity of $550.0 million to $497.4 million, of which $61.0 million was outstanding at December 31, 2014.

Notes 5 and 7 to the Consolidated Financial Statements in Part II, Item 8 of this report also includes: a description of our financing facilities; amounts outstanding; amounts available and weighted average borrowings and interest rates during the year.

Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the U.S. We do not provide for U.S. income taxes on the undistributed earnings of those of our foreign subsidiaries where earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. As of December 31, 2014, we had approximately $148.3 million in cash and cash equivalents in certain of our foreign subsidiaries where we consider undistributed earnings of these foreign subsidiaries to be permanently reinvested. As of December 31, 2014, the majority of our foreign cash resides in the Netherlands, Canada and the United Kingdom. Certain of these cash balances will be remitted to the U.S. by paying down intercompany payables generated in the ordinary course of business. This repayment would not change our policy to indefinitely reinvest earnings of our foreign subsidiaries. The undistributed earnings of foreign subsidiaries that are deemed to be indefinitely invested outside of the U.S. were approximately $79.6 million at December 31, 2014, compared to $72.0 million at the end of 2013. We intend to use undistributed earnings for general business purposes in the foreign jurisdictions as well as to fund our capital expenditures and potential acquisitions.

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

Off-Balance Sheet Arrangements

We have entered into off-balance sheet arrangements, which include guaranties and indemnifications. The guaranties and indemnifications are discussed in Note 18 to the Consolidated Financial Statements in Part II, Item 8 of this report. We believe that none of our off-balance sheet arrangements have, or are reasonably likely to have, a material current or future effect on our financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

INSIGHT ENTERPRISES, INC.

Contractual Obligations

At December 31, 2014, our contractual obligations for continuing operations were as follows (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt (a)	$61,000	$—	$61,000	$—	$—
Capital lease and other financing obligations	2,311	773	1,538	—	—
Inventory financing facility (b)	122,781	122,781	—	—	—
Operating lease obligations	61,497	17,277	21,463	14,206	8,551
Severance and restructuring obligations (c)	3,828	3,828	—	—	—
Other contractual obligations (d)	11,816	3,053	5,157	1,362	2,244

Total	$263,233	$147,712	$89,158	$15,568	$10,795

(a)	Reflects the $61.0 million outstanding at December 31, 2014 under our ABS facility as due in June 2017, the date at which the facility matures. See further discussion in Note 7 to the Consolidated Financial Statements in Part II, Item 8 of this report.
(b)	As of December 31, 2014, this amount has been included in our contractual obligations table above as being due in less than 1 year due to the 30- to 60-day stated vendor terms. See further discussion in Note 5 to the Consolidated Financial Statements in Part II, Item 8 of this report.
(c)	As a result of approved severance and restructuring plans, we expect future cash expenditures related to employee termination benefits and facilities based costs. See further discussion in Note 9 to the Consolidated Financial Statements in Part II, Item 8 of this report.
(d)	The table above includes:

I.	Estimated interest payments of $1.0 million in each of 2015 and 2016 and $519,000 in the first six months of 2017, based on the current debt balance at December 31, 2014 of $61.0 million under our ABS facility, multiplied by the weighted average interest rate for the year ended December 31, 2014 of 1.7% per annum.

II.	Amounts totaling $1.6 million through 2018 for other contractual obligations.

III.	We estimate that we will owe $7.6 million in future years in connection with the obligations to perform asset-retirement activities that are conditional on a future event.

The table above excludes $4.3 million of unrecognized tax benefits, including $336,000 related to accrued interest, as we are unable to reasonably estimate the ultimate amount or timing of settlement. See further discussion in Note 12 to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

The information contained in Note 13 to the Consolidated Financial Statements in Part II, Item 8 of this report concerning a description of market risk management, including interest rate risk and foreign currency exchange risk, is incorporated by reference herein.

INSIGHT ENTERPRISES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Insight Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of Insight Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insight Enterprises, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Insight Enterprises, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Phoenix, Arizona

February 20, 2015

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Insight Enterprises, Inc.:

We have audited Insight Enterprises, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Insight Enterprises, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A (a), Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Insight Enterprises, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Insight Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Insight Enterprises, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 20, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Phoenix, Arizona

February 20, 2015

INSIGHT ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$164,524	$126,817
Accounts receivable, net	1,309,209	1,257,910
Inventories	122,573	97,268
Inventories not available for sale	45,261	38,705
Deferred income taxes	13,385	16,436
Other current assets	62,920	57,528

Total current assets	1,717,872	1,594,664
Property and equipment, net	104,181	132,820
Goodwill	26,257	26,257
Intangible assets, net	23,567	35,765
Deferred income taxes	58,620	58,651
Other assets	17,626	19,561

	$1,948,123	$1,867,718

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable—trade	$819,916	$735,699
Accounts payable—inventory financing facility	122,781	115,252
Accrued expenses and other current liabilities	144,561	156,491
Current portion of long-term debt	766	217
Deferred revenue	50,904	44,146

Total current liabilities	1,138,928	1,051,805
Long-term debt	62,535	66,949
Deferred income taxes	940	443
Other liabilities	24,489	31,603

	1,226,892	1,150,800

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 40,147 and 42,023 shares issued and outstanding in 2014 and 2013, respectively	401	420
Additional paid-in capital	337,167	348,703
Retained earnings	396,992	353,854
Accumulated other comprehensive income (loss) – foreign currency translation adjustments	(13,329)	13,941

Total stockholders’ equity	721,231	716,918

	$1,948,123	$1,867,718

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Net sales	$5,316,229	$5,144,347	$5,301,441
Costs of goods sold	4,603,826	4,445,460	4,581,765

Gross profit	712,403	698,887	719,676
Operating expenses:
Selling and administrative expenses	576,967	564,910	565,206
Severance and restructuring expenses	4,433	12,740	6,317

Earnings from operations	131,003	121,237	148,153
Non-operating (income) expense:
Interest income	(1,062)	(1,230)	(1,468)
Interest expense	6,019	6,337	6,101
Gain on bargain purchase	—	—	(2,022)
Net foreign currency exchange loss (gain)	327	194	(463)
Other expense, net	1,347	1,412	1,337

Earnings before income taxes	124,372	114,524	144,668
Income tax expense	48,688	43,503	51,905

Net earnings	$75,684	$71,021	$92,763

Net earnings per share:
Basic	$1.84	$1.65	$2.09

Diluted	$1.83	$1.64	$2.07

Shares used in per share calculations:
Basic	41,062	43,012	44,413

Diluted	41,358	43,289	44,834

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended December 31,
	2014	2013	2012
Net earnings	$75,684	$71,021	$92,763
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(27,270)	(5,716)	6,759

Total comprehensive income	$48,414	$65,305	$99,522

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Treasury Stock			Accumulated
					Additional	Other		Total
		Par			Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Value	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balances at December 31, 2011	43,919	$439	—	$—	$360,370	$12,898	$223,125	$596,832
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	675	7	—	—	(654)	—	—	(647)
Stock-based compensation expense	—	—	—	—	8,548	—	—	8,548
Tax benefit from stock-based compensation	—	—	—	—	1,036	—	—	1,036
Foreign currency translation adjustment, net of tax	—	—	—	—	—	6,759	—	6,759
Net earnings	—	—	—	—	—	—	92,763	92,763

Balances at December 31, 2012	44,594	446	—	—	369,300	19,657	315,888	705,291
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	429	4	—	—	(3,098)	—	—	(3,094)
Stock-based compensation expense	—	—	—	—	6,430	—	—	6,430
Tax benefit from stock-based compensation	—	—	—	—	760	—	—	760
Repurchase of treasury stock	—	—	(3,000)	(57,774)	—	—	—	(57,774)
Retirement of treasury stock	(3,000)	(30)	3,000	57,774	(24,689)	—	(33,055)	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(5,716)	—	(5,716)
Net earnings	—	—	—	—	—	—	71,021	71,021

Balances at December 31, 2013	42,023	420	—	—	348,703	13,941	353,854	716,918
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	264	2	—	—	(2,030)	—	—	(2,028)
Stock-based compensation expense	—	—	—	—	7,750	—	—	7,750
Tax benefit from stock-based compensation	—	—	—	—	560	—	—	560
Repurchase of treasury stock	—	—	(2,140)	(50,383)	—	—	—	(50,383)
Retirement of treasury stock	(2,140)	(21)	2,140	50,383	(17,816)	—	(32,546)	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(27,270)	—	(27,270)
Net earnings	—	—	—	—	—	—	75,684	75,684

Balances at December 31, 2014	40,147	$401	—	$—	$337,167	$(13,329)	$396,992	$721,231

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net earnings	$75,684	$71,021	$92,763
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	40,570	41,544	41,177
Non-cash real estate impairment	4,558	—	—
Provision for losses on accounts receivable	4,409	4,696	4,195
Write-downs of inventories	2,630	3,719	3,089
Write-off of property and equipment	741	606	596
Non-cash stock-based compensation	7,750	6,430	8,548
Gain on bargain purchase	—	—	(2,022)
Excess tax benefit from employee gains on stock-based compensation	(568)	(909)	(1,966)
Deferred income taxes	3,794	3,445	8,978
Gain on related party sale of property and equipment	(895)	—	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(107,969)	111,545	(141,182)
(Increase) decrease in inventories	(35,714)	(7,391)	27,477
Increase in other current assets	(5,182)	(30,650)	(5,816)
Decrease in other assets	1,604	735	9,207
Increase (decrease) in accounts payable	121,506	(130,657)	56,442
Increase (decrease) in deferred revenue	8,303	1,197	(11,196)
(Decrease) increase in accrued expenses and other liabilities	(10,902)	735	(22,848)

Net cash provided by operating activities	110,319	76,066	67,442

Cash flows from investing activities:
Acquisition, net of cash acquired	—	—	(3,831)
Purchases of property and equipment	(9,983)	(19,024)	(30,152)
Proceeds from sale of property and equipment	2,472	—	—

Net cash used in investing activities	(7,511)	(19,024)	(33,983)

Cash flows from financing activities:
Borrowings on senior revolving credit facility	484,992	835,328	803,953
Repayments on senior revolving credit facility	(501,492)	(851,828)	(885,953)
Borrowings on accounts receivable securitization financing facility	1,050,070	875,000	581,000
Repayments on accounts receivable securitization financing facility	(1,039,070)	(872,000)	(534,000)
Borrowings under other financing agreements	2,002	—	—
Repayments under other financing agreements	(150)	—	—
Payments on capital lease obligation	(217)	(671)	(1,017)
Net borrowings (repayments) under inventory financing facility	7,529	(1,581)	22,900
Payment of deferred financing fees	(351)	—	(2,777)
Proceeds from sales of common stock under employee stock plans	—	—	2,641
Excess tax benefit from employee gains on stock-based compensation	568	909	1,966
Payment of payroll taxes on stock-based compensation through shares withheld	(2,028)	(3,094)	(3,288)
Repurchases of common stock	(50,383)	(57,774)	—

Net cash used in financing activities	(48,530)	(75,711)	(14,575)

Foreign currency exchange effect on cash and cash equivalent balances	(16,571)	(6,633)	4,899

Increase (decrease) in cash and cash equivalents	37,707	(25,302)	23,783
Cash and cash equivalents at beginning of year	126,817	152,119	128,336

Cash and cash equivalents at end of year	$164,524	$126,817	$152,119

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Allowance for Doubtful Accounts

We establish an allowance for doubtful accounts to reflect our best estimate of probable losses inherent in our accounts receivable balance. The allowance is based on our evaluation of the aging of the receivables, historical write-offs and the current economic environment. We write off individual accounts against the reserve when we no longer believe that it is probable that we will collect the receivable because we become aware of a client’s or vendor’s inability to meet its financial obligations. Such awareness may be as a result of bankruptcy filings, or deterioration in the client’s or vendor’s operating results or financial position.

Inventories

We state inventories, principally purchased information technology (“IT”) hardware, at the lower of weighted average cost (which approximates cost under the first-in, first-out method) or market. We evaluate inventories for excess, obsolescence or other factors that may render inventories unmarketable at normal margins. Write-downs are recorded so that inventories reflect the approximate net realizable value and take into account contractual provisions with our partners governing price protection, stock rotation and return privileges relating to obsolescence. Because of the large number of transactions and the complexity of managing the price protection and stock rotation process, estimates are made regarding write-downs of the carrying amount of inventories. Additionally, assumptions about future demand, market conditions and decisions by manufacturers/publishers to discontinue certain products or product lines can affect our decision to write down inventories.

Inventories not available for sale relate to product sales transactions in which we are warehousing the product and will be deploying the product to clients’ designated locations subsequent to period-end. Additionally, we may perform services on a portion of the product prior to shipment to our clients and will be paid a fee for doing so. Although these product contracts are non-cancelable with customary credit terms beginning the date the inventories are segregated in our warehouse and invoiced to the client and the warranty periods begin on the date of invoice, these transactions do not meet the sales recognition criteria under GAAP. Therefore, we do not record sales and the inventories are classified as inventories not available for sale on our consolidated balance sheet until the product is delivered. If clients remit payment before we deliver product to them, we record the payments received as deferred revenue on our consolidated balance sheet until such time as the product is delivered.

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

Our capital lease assets (see Note 7) are amortized on a straight-line basis over the lease term. The related amortization expense is included in selling and administrative expenses in our consolidated statements of operations.

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

Estimated Economic Life
Customer relationships	2 – 11 years
Other	9 months – 3 years

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

Trade Credits

Trade credit liabilities arise from aged unclaimed credit memos, duplicate payments, payments for returned product or overpayments made to us by our clients, and, to a lesser extent, from goods received by us from a supplier for which we were never invoiced. Trade credit liabilities are included in accrued expenses and other current liabilities in our consolidated balance sheet. We derecognize the liability as a reduction of costs of goods sold only if it has been extinguished, upon either (1) our payment of the liability to relieve our obligation or (2) our legal release from the related obligation.

Self Insurance

We are self-insured in the U.S. for medical insurance up to certain annual stop-loss limits and workers’ compensation claims up to certain deductible limits. We establish reserves for claims, both reported and incurred but not reported, using currently available information as well as our historical claims experience.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

We leverage drop-shipment arrangements with many of our partners and suppliers to deliver products to our clients without having to physically hold the inventory at our warehouses, thereby increasing efficiency and reducing costs. We recognize revenue for drop-shipment arrangements on a gross basis when the product is received by the client. We recognize revenue on a gross basis as the principal in the transaction because we are the primary obligor in the arrangement, we assume inventory risk if the product is returned by the client, we set the price of the product charged to the client, we assume credit risk for the amounts invoiced, and we work closely with our clients to determine their hardware and software specifications.

We make provisions for estimated product returns that we expect to occur under our return policy based upon historical return rates. Our manufacturers warrant most of the products we market, and it is our policy to request that clients return their defective products directly to the manufacturer for warranty service during the manufacturer’s warranty period. On selected products, and for selected client service reasons, we may accept returns directly from the client and then either credit the client or ship a replacement product. We generally offer a limited 15- to 30-day return policy for unopened products and certain opened products, which are consistent with manufacturers’ terms; however, for some products we may charge restocking fees. Products returned opened are processed and returned to the manufacturer or partner for repair, replacement or credit to us. Subject to some manufacturers’ restrictions, certain products cannot be returned to the manufacturer for warranty processing. We resell most unopened products returned to us. If we accept a return from ta client that we cannot return to the partner, we try to mitigate our losses by selling to inventory liquidators, to end users as “previously sold” or “used” products, or through other channels.

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

In certain arrangements, we may provide a combination of hardware and software products and the provision of services. Services that are performed by us in conjunction with hardware and software sales that are completed in our facilities prior to shipment of the product are recognized upon delivery, when title passes to the client, for the hardware sale. Net sales of services that are performed at client locations are primarily service-only contracts and are recorded as sales when the services are performed. The total consideration for an arrangement with multiple deliverables is allocated to all deliverables that represent a separate unit of accounting using the relative selling price method.

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

Partner Funding

We receive payments and credits from partners, including consideration pursuant to volume sales incentive programs, volume purchase incentive programs and shared marketing expense programs. Partner funding received pursuant to volume sales incentive programs is recognized as it is earned as a reduction to costs of goods sold. Partner funding received pursuant to volume purchase incentive programs is allocated as a reduction to inventories based on the applicable incentives earned from each partner and is recorded in cost of goods sold as the related inventory is sold. Partner funding received pursuant to shared marketing expense programs is recorded as it is earned as a reduction of the related selling and administrative expenses in the period the program takes place only if the consideration represents a reimbursement of specific, incremental, identifiable costs. Consideration that exceeds the specific, incremental, identifiable costs is classified as a reduction of costs of goods sold. The amount of partner funding recorded as a reduction of selling and administrative expenses in our statements of operations totaled $40,106,000, $34,900,000 and $30,714,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Concentrations of Risk

Credit Risk

Although we are affected by the international economic climate, management does not believe material credit risk concentration existed at December 31, 2014. We monitor our clients’ financial condition and do not require collateral. No single client accounted for more than 2% of our consolidated net sales in 2014.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Supplier Risk

Purchases from Microsoft and Ingram Micro accounted for approximately 25% and 11%, respectively, of our aggregate purchases in 2014. No other partner accounted for more than 10% of purchases in 2014. Our top five partners as a group for 2014 were Microsoft, Ingram Micro (a distributor), HP, Cisco and Tech Data (a distributor), and approximately 63% of our total purchases during 2014 came from this group of partners. Although brand names and individual products are important to our business, we believe that competitive sources of supply are available in substantially all of our product categories such that, with the exception of Microsoft, we are not dependent on any single partner for sourcing products.

Advertising Costs

Advertising costs are expensed as they are incurred. Advertising expense of $31,214,000, $29,394,000 and $27,632,000 was recorded for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts were partially offset by partner funding earned pursuant to shared marketing expense programs recorded as a reduction of selling and administrative expenses, as discussed above.

Stock-Based Compensation

Stock-based compensation is measured based on the fair value of the award on the date of grant and the corresponding expense is recognized over the period during which an employee is required to provide service in exchange for the reward. Stock-based compensation expense is classified in the same line item of our consolidated statements of operations as other payroll-related expenses specific to the employee. Compensation expense related to service-based restricted stock units (“RSUs”) is recognized on a straight-line basis over the requisite service period for the entire award. Compensation expense related to performance-based RSUs is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards (i.e., a graded vesting basis).

Foreign Currencies

We use the U.S. dollar as our reporting currency. The functional currencies of our significant foreign subsidiaries are generally the local currencies. Accordingly, assets and liabilities of the subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet dates. Income and expense items are translated at the average exchange rate for each month within the year. The resulting translation adjustments are recorded directly in accumulated other comprehensive income (loss) – foreign currency translation adjustments as a separate component of stockholders’ equity. Net foreign currency transaction gains/losses, including transaction gains/losses on intercompany balances that are not of a long-term investment nature and non-functional currency cash balances, are reported as a separate component of non-operating (income) expense in our consolidated statements of operations.

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

We record uncertain tax positions on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. Interest and penalties related to unrecognized tax benefits are recognized within the income tax expense line in our consolidated statements of operations. Accrued interest and penalties are included within the related tax liability line in our consolidated balance sheets.

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

	Years Ended December 31,
	2014	2013	2012
Numerator:
Net earnings	$75,684	$71,021	$92,763

Denominator:
Weighted-average shares used to compute basic EPS	41,062	43,012	44,413
Potential dilutive common shares due to dilutive stock options and restricted stock units	296	277	421

Weighted-average shares used to compute diluted EPS	41,358	43,289	44,834

Net earnings per share:
Basic	$1.84	$1.65	$2.09

Diluted	$1.83	$1.64	$2.07

For the years ended December 31, 2014, 2013 and 2012, approximately 20,000, 177,000 and 295,000, respectively, of our restricted stock units were not included in the diluted EPS calculations because their inclusion would have been anti-dilutive. These share-based awards could be dilutive in the future.

Recently Issued Accounting Standards

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 was issued as the culmination of the joint project between the FASB and the International Accounting Standards Board (“IASB”) to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for the fiscal year beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. An entity may choose to adopt the new standard either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the new standard. We are in the process of determining the effect that the adoption of ASU 2014-09 will have on our consolidated financial statements and disclosures, including our consideration of pending interpretive guidance expected as a result of feedback from the FASB and IASB Joint Transition Resource Group on implementation issues, such as gross versus net revenue. We have not yet selected our planned transition approach.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance became effective for annual reporting periods beginning after December 15, 2013 and subsequent interim periods. We applied the requirements of ASU 2013-11 prospectively beginning January 1, 2014, which resulted in a decrease to noncurrent deferred tax assets and a decrease to noncurrent reserves for uncertain tax positions of approximately $1,027,000 as of December 31, 2014. Had we applied the requirements of ASU 2013-11 retrospectively to the December 31, 2013 consolidated balance sheet, the effect would have been materially the same.

(2)	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2014	2013
Software	$157,348	$154,756
Buildings	66,796	77,287
Equipment	87,650	84,845
Furniture and fixtures	35,278	35,369
Leasehold improvements	21,268	23,319
Land	5,235	7,656

	373,575	383,232
Accumulated depreciation and amortization	(269,394)	(250,412)

Property and equipment, net	$104,181	$132,820

During 2014 and 2013, we periodically assessed whether any indicators of impairment existed related to our property and equipment. We incurred non-cash charges of $741,000, $606,000 and $596,000 during 2014, 2013 and 2012, respectively, to write-off certain property and equipment.

See Note 11 for a discussion of a non-cash impairment loss recognized during 2014 on certain real estate assets held for sale.

See Note 19 for a discussion of our sale of certain real estate to a related party during 2014. The sale resulted in a gain of $895,000, which is included in selling and administrative expenses in the accompanying statement of operations for the year ended December 31, 2014.

Depreciation and amortization expense related to property and equipment was $29,243,000, $29,898,000 and $28,148,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Interest charges capitalized in connection with internal-use software development projects in the years ended December 31, 2014, 2013 and 2012 were immaterial.

(3)	Goodwill

There were no changes in the carrying amount of goodwill during the year ended December 31, 2014. The carrying amount of goodwill as of December 31, 2014 and 2013 was as follows (in thousands):

	North America	EMEA	APAC	Consolidated
Goodwill	$349,679	$151,439	$13,973	$515,091
Accumulated impairment losses	(323,422)	(151,439)	(13,973)	(488,834)

	$26,257	$—	$—	$26,257

During 2014, we periodically assessed whether any indicators of impairment existed which would require us to perform an interim impairment review. As of each interim period end during the year, we concluded that a triggering event had not occurred that would more likely than not reduce the fair value of our North America reporting unit (the only reporting unit with a goodwill balance at any period end) below its carrying value. We performed our annual test of goodwill for impairment during the fourth quarter of 2014. The results of the first step of the two-step goodwill impairment test indicated that the fair value of our North America reporting unit, estimated using the market approach, was in excess of the carrying value, and thus we did not perform step two of the impairment test.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(4)	Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31,
	2014	2013
Customer relationships	$109,620	$113,897
Other	—	298

	109,620	114,195
Accumulated amortization	(86,053)	(78,430)

Intangible assets, net	$23,567	$35,765

During 2014, we periodically assessed whether any indicators of impairment existed related to our intangible assets. As of each interim period end during the year, we concluded that a triggering event had not occurred that would more likely than not reduce the fair value of our intangible assets below their carrying values.

Amortization expense recognized for the years ended December 31, 2014, 2013 and 2012 was $11,327,000, $11,646,000 and $13,029,000, respectively. Future amortization expense for the remaining unamortized balance is estimated as follows (in thousands):

Years Ending December 31,	Amortization Expense
2015	$10,977
2016	8,276
2017	2,286
2018	2,028

Total amortization expense	$23,567

(5)	Accounts Payable—Inventory Financing Facility

We have entered into an agreement with a financial intermediary to facilitate the purchase of inventory from various suppliers under certain terms and conditions, as described below. These amounts are classified separately as accounts payable—inventory financing facility in the accompanying consolidated balance sheets. As of December 31, 2014 and 2013, $122,781,000 and $115,252,000, respectively, was included in accounts payable-inventory financing facility related to this facility. We reclassified the prior period amount to conform to our current presentation.

The aggregate availability for vendor purchases under our inventory financing facility is $200,000,000. The facility matures on April 26, 2017. Additionally, the facility may be renewed under certain circumstances described in the agreement for successive 12-month periods. Interest does not accrue on accounts payable under this facility provided the accounts payable are paid within stated vendor terms (ranging from 30 to 60 days). We impute interest on the average daily balance outstanding during these stated vendor terms based on our blended incremental borrowing rate during the period under our senior revolving credit facility and our accounts receivable securitization financing facility. Imputed interest of $2,386,000, $2,453,000 and $1,838,000 was recorded in 2014, 2013 and 2012, respectively. Deferred financing fees of $99,000 were capitalized in conjunction with the amendment to the inventory financing facility in 2012. Such fees are being amortized to interest expense over the term of the facility. If balances are not paid within stated vendor terms, they will accrue interest at prime plus 1.25%. The facility is guaranteed by the Company and each of its material domestic subsidiaries and is secured by a lien on substantially all of the Company’s domestic assets that is of equal priority to the liens securing borrowings under our revolving facility.

(6)	Accrued Expenses and Other Current Liabilities

Included in accrued expenses and other current liabilities as of December 31, 2014 and 2013 is an accrual for $53,666,000 and $62,800,000, respectively, of sales tax, value-added tax and other indirect taxes.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(7)	Debt, Capital Lease and Other Financing Obligations

Debt

Our long-term debt consists of the following (in thousands):

	December 31,
	2014	2013
Senior revolving credit facility	$—	$16,500
Accounts receivable securitization financing facility	61,000	50,000
Capital lease and other financing obligations	2,301	666

Total	63,301	67,166
Less: current portion of capital lease and other financing obligations	(766)	(217)
Less: current portion of revolving credit facilities	—	—

Long-term debt	$62,535	$66,949

Our senior revolving credit facility (“revolving facility”) has an aggregate U.S. dollar equivalent maximum borrowing capacity amount of $350,000,000, $25,000,000 of which is available for borrowings in certain foreign currencies and in U.S. dollars. Additionally, $25,000,000 is available for the issuance of letters of credit. The revolving facility is guaranteed by the Company’s material domestic subsidiaries and is secured by a lien on substantially all of the Company’s and each guarantor’s assets. The interest rates applicable to borrowings under the revolving facility are based on the leverage ratio of the Company as set forth on a pricing grid in the amended agreement. Amounts outstanding under the revolving facility bear interest, payable quarterly, at a floating rate equal to the prime rate plus a predetermined spread of 0.00% to 0.75% or, at our option, a LIBOR rate plus a pre-determined spread of 1.25% to 2.25%. In addition, we pay a quarterly commitment fee on the unused portion of the facility of 0.25% to 0.45%, and our letter of credit participation fee ranges from 1.25% to 2.25%. During the year ended December 31, 2014 and 2013, due to availability under our other debt and financing facilities, weighted average borrowings under our revolving facility were only $6,634,000 and $17,943,000, respectively. Interest expense associated with the revolving facility was $1,571,000 and $1,738,000 in 2014 and 2013, respectively, including the commitment fee and amortization to interest expense of deferred financing fees capitalized in connection with amendments to the revolving facility. The weighted average interest rate on amounts outstanding under our revolving facility, including the commitment fee and amortization of origination costs, was 3.1% during the year ended December 31, 2012. As of December 31, 2014, $350,000,000 was available under the revolving facility. See “Debt Covenants” below. The revolving facility matures on April 26, 2017. Deferred financing fees of $2,300,000 were capitalized in conjunction with the amendment to the revolving facility in 2012. Such fees are being amortized to interest expense over the term of the facility.

Our accounts receivable securitization financing facility (“ABS facility”) has a maximum borrowing capacity of $200,000,000. Under our ABS facility, we can sell receivables periodically to a special purpose accounts receivable and financing entity (the “SPE”), which is exclusively engaged in purchasing receivables from us. The SPE is a wholly-owned, bankruptcy-remote entity that we have included in our consolidated financial statements. The SPE funds its purchases by selling undivided interests in eligible trade accounts receivable to independent financial institution purchasers under the ABS facility (“Purchasers”), which is administered by an independent financial institution agent. The SPE’s assets are available first and foremost to satisfy the claims of the Purchasers, and we cannot convey any interest in the receivables sold to the Purchasers (or allow any adverse claims on the receivables) without the consent of the Purchasers. In addition, the SPE is required to maintain a minimum capital amount and various reserves pursuant to the terms of the ABS facility. We maintain effective control over the receivables that are sold. Accordingly, the receivables remain recorded on our consolidated balance sheets. At December 31, 2014 and 2013, the SPE owned $788,632,000 and $715,415,000, respectively, of receivables recorded at fair value and included in the accompanying consolidated balance sheets. On June 25, 2014, we entered into an amendment to the ABS facility to extend the maturity date from April 24, 2015 to June 30, 2017, to change the administrative agent and to modify fees for unused capacity under the facility. The maximum borrowing capacity of the ABS facility remained unchanged at $200,000,000. While the ABS facility has a stated maximum amount, the actual availability under the ABS facility is limited by the quantity and quality of the underlying accounts receivable. As of December 31, 2014, qualified receivables were sufficient to permit access to the full $200,000,000 facility amount, of which $61,000,000 was outstanding at December 31, 2014. See “Debt Covenants” below.

Under our ABS facility, interest is payable monthly, and the floating interest rate applicable at December 31, 2014 was 1.07% per annum, including a 0.90% usage fee on any outstanding balances. In addition, we pay a monthly commitment fee on the unused portion of the facility of 0.40%. During the years ended December 31, 2014, 2013 and

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2012, the weighted average interest rates on amounts outstanding under our ABS facility, including the usage and commitment fees and the amortization of origination costs, was 1.7%, 1.6% and 1.9%, respectively. Weighted average borrowings under our ABS facility in 2014, 2013 and 2012 were $105,992,000, $112,959,000 and $102,674,000, respectively. Deferred financing fees of $351,000 and $378,000 were capitalized in conjunction with amendments to our ABS facility in 2014 and 2012, respectively. Such fees are being amortized to interest expense over the term of the facility.

Debt Covenants

Our revolving facility and our ABS facility contain various covenants customary for transactions of this type, including limitations on the payment of dividends and the requirement that we comply with maximum leverage, minimum fixed charge and minimum asset coverage ratio requirements and meet monthly, quarterly and annual reporting requirements. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified period of time. At December 31, 2014, we were in compliance with all such covenants. Further, the terms of the ABS facility identify various circumstances that would result in an “amortization event” under the facility. At December 31, 2014, no such “amortization event” had occurred.

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our revolving facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of our trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization and (iv) non-cash stock-based compensation (“adjusted earnings”). The maximum leverage ratio permitted under the agreements is 2.75 times trailing twelve-month adjusted earnings. A significant drop in our adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below our consolidated maximum facility amount. Based on our maximum leverage ratio as of December 31, 2014, our aggregate debt balance that could have been outstanding under our revolving facility and our ABS facility was reduced from the maximum borrowing capacity of $550,000,000 to $497,426,000, of which $61,000,000 was outstanding at December 31, 2014.

Capital Lease and Other Financing Obligations

Our obligations under capitalized leases are included in long-term debt in the accompanying consolidated balance sheets as of December 31, 2014 and 2013. The current and long-term portions of the obligations are included in the table above.

In July 2009, we entered into a four-year lease for certain IT equipment. We amended this lease in November 2009 and again in July 2010 to include additional IT equipment. The value of the equipment held under the original capitalized lease, $3,867,000, was fully amortized prior to the equipment being returned to the lessor under the original lease terms in July 2013. In July 2013, we entered into a new capitalized lease for replacement equipment, which expires on December 31, 2016. The value of the equipment held under the new capitalized lease, $735,000, is included in property and equipment, net as of December 31, 2014 and 2013. As of December 31, 2014 and 2013, accumulated amortization on the capital lease assets was $210,000 and $105,000, respectively.

The new capital lease was a non-cash transaction and, accordingly, has been excluded from the accompanying consolidated statement of cash flows for the year ended December 31, 2013.

From time to time, we also enter into other financing agreements with financial intermediaries to facilitate the purchase of products from certain vendors. At December 31, 2014, amounts owed under other financing agreements of $1,852,000, which are payable in installments through August 2016, are included in our current and long-term debt balances as summarized in the table above.

(8)	Operating Leases

We have several non-cancelable operating leases with third parties, primarily for administrative and distribution center space and computer equipment. Our facilities leases generally provide for periodic rent increases and many contain escalation clauses and renewal options. We recognize rent expense on a straight-line basis over the lease term. Rental expense for these third-party operating leases was $15,493,000, $15,731,000 and $14,740,000 for the years ended December 31, 2014, 2013 and 2012, respectively, and is included in selling and administrative expenses in the accompanying consolidated statements of operations.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2014 are as follows (in thousands):

Years Ending December 31,
2015	$17,277
2016	11,930
2017	9,533
2018	8,258
2019	5,948
Thereafter	8,551

Total minimum lease payments	$61,497

Amounts in the table above exclude approximately $1.5 million per year through 2019 in non-cancellable rental income.

(9)	Severance and Restructuring Activities

During the years ended December 31, 2014, 2013 and 2012, we recorded severance expense associated with the elimination of certain positions based on a re-alignment of roles and responsibilities, a continued review of resource needs in North America and significant restructuring activities in EMEA, primarily in the United Kingdom and Germany, as we worked to rationalize our selling and administrative expenses in EMEA.

The following table details the activity for each of the three years in the period ending December 31, 2014 related to these resource actions, and the outstanding obligations as of December 31, 2014 (in thousands):

	North America	EMEA	APAC	Consolidated
Balances at December 31, 2011	$659	$1,455	$—	$2,114
Severance costs, net of adjustments	2,834	3,483	—	6,317
Foreign currency translation adjustments	—	46	—	46
Cash payments	(2,244)	(3,593)	—	(5,837)

Balances at December 31, 2012	1,249	1,391	—	2,640
Severance costs, net of adjustments	3,325	9,415	—	12,740
Foreign currency translation adjustments	—	212	—	212
Cash payments	(2,864)	(7,771)	—	(10,635)

Balances at December 31, 2013	1,710	3,247	—	4,957
Severance costs, net of adjustments	971	3,356	106	4,433
Foreign currency translation adjustments	(38)	(157)	—	(195)
Cash payments	(1,786)	(3,475)	(106)	(5,367)

Balances at December 31, 2014	$857	$2,971	$—	$3,828

Adjustments were recorded as a reduction to severance and restructuring expense in 2014, 2013 and 2012 of $1,023,000, $292,000 and $678,000, respectively, due to changes in estimates.

The remaining outstanding obligations as of December 31, 2014 are expected to be paid during the next 12 months and are therefore included in accrued expenses and other current liabilities.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(10)	Stock-Based Compensation

We recorded the following pre-tax amounts in selling and administrative expenses for stock-based compensation, by operating segment, in the accompanying consolidated financial statements (in thousands):

	Years Ended December 31,
	2014	2013	2012
North America	$5,933	$5,118	$6,260
EMEA	1,547	1,061	2,030
APAC	270	251	258

Total Consolidated	$7,750	$6,430	$8,548

Company Plan

On October 1, 2007, Insight’s Board of Directors approved the 2007 Omnibus Plan (the “2007 Plan”), and the 2007 Plan became effective when it was approved by Insight’s stockholders at the annual meeting on November 12, 2007. On August 12, 2008, the 2007 Plan was amended to clarify certain provisions relating to forfeiture restrictions and grants of discretionary awards to non-employee directors. On May 18, 2011, Insight’s stockholders approved the Company’s Amended 2007 Omnibus Plan (the “Amended 2007 Plan”) to, among other changes, increase the number of shares of common stock authorized to be issued thereunder to a total of 7,250,000 shares. The Amended 2007 Plan is administered by the Compensation Committee of Insight’s Board of Directors, and, except as provided below, the Compensation Committee has the exclusive authority to administer the Amended 2007 Plan, including the power to determine eligibility, the types of awards to be granted, the price and the timing of awards. Under the Amended 2007 Plan, the Compensation Committee may delegate some of its authority to our Chief Executive Officer to grant awards to individuals other than individuals who are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended. Teammates, officers and members of the Board of Directors are eligible for awards under the Amended 2007 Plan, and consultants and independent contractors are also eligible if they provide bona fide services that are not related to capital raising or promoting or maintaining a market for the Company’s stock. The Amended 2007 Plan allows for awards of options, stock appreciation rights, restricted stock, RSUs, performance awards as well as grants of cash awards. As of December 31, 2014, of the 7,250,000 shares of stock reserved for awards issued under the Amended 2007 Plan, 4,091,786 shares of stock were available for grant.

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

As of December 31, 2014, total compensation cost related to nonvested RSUs not yet recognized is $12,805,000, which is expected to be recognized over the next 1.33 years on a weighted-average basis.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our RSU activity during the year ended December 31, 2014:

	Number	Weighted Average Grant Date Fair Value	Fair Value
Nonvested at the beginning of year	811,565	$19.91
Granted	495,405	$23.49
Vested, including shares withheld to cover taxes	(351,187)	$19.10	$8,371,565	(a)

Forfeited	(66,816)	$20.84

Nonvested at the end of year	888,967	$22.06	$23,015,356	(b)

Expected to vest	814,070		$21,076,272	(b)

(a)	The fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date. The aggregate intrinsic value for vested shares of restricted common stock and RSUs during 2013 and 2012 was $11,829,527 and $14,112,284, respectively.
(b)	The aggregate fair value of the nonvested RSUs and the RSUs expected to vest represents the total pre-tax fair value, based on our closing stock price of $25.89 as of December 31, 2014, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

During each of the years in the three-year period ended December 31, 2014, the RSUs that vested for teammates in the United States were net-share settled such that we withheld shares with value equivalent to the teammates’ minimum statutory United States tax obligation for the applicable income and other employment taxes and remitted the equivalent cash amount to the appropriate taxing authorities. The total shares withheld during the years ended December 31, 2014, 2013 and 2012 of 86,732, 151,521 and 158,231, respectively, were based on the value of the RSUs on their vesting dates as determined by our closing stock price on such dates. For the years ended December 31, 2014, 2013 and 2012, total payments for the employees’ tax obligations to the taxing authorities were $2,028,000, $3,094,000 and $3,288,000, respectively, and are reflected as a financing activity within the accompanying consolidated statements of cash flows. These net-share settlements had the effect of repurchases of our common stock as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to us.

Accounting for Stock Options

No options were granted and no stock-based compensation expense related to stock options was recognized during the three years ended December 31, 2014. All previously granted unexercised stock options expired in December 2012.

(11)	Impairment Loss on Assets Held for Sale

In November 2014, we relocated our sales and administrative operations that were housed in the property that we own in Bloomingdale, Illinois. The property is classified as a held for sale asset, which is included in other current assets in the accompanying consolidated balance sheet as of December 31, 2014. During 2014, our North America operating segment recorded non-cash charges of $5,178,000, consisting of an impairment loss of $4,558,000 and accelerated depreciation of $620,000, to reduce the carrying amount of the related assets to their estimated fair value less costs to sell. The estimated fair market value was derived from Level 2 fair value inputs (see Note 15 for a description of the categories of fair value inputs), which included a current market analysis indicating the price per square foot of previous sale transactions involving comparable property in the Bloomingdale area. The charges are included in selling and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2014.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(12)	Income Taxes

The following table presents the U.S. and foreign components of earnings before income taxes and the related income tax expense (in thousands):

Earnings before income taxes:

	Years Ended December 31,
	2014	2013	2012
U.S.	$89,679	$95,481	$99,970
Foreign	34,693	19,043	44,698

	$124,372	$114,524	$144,668

Income tax expense:

	Years Ended December 31,
	2014	2013	2012
Current:
U.S. Federal	$27,332	$27,782	$25,319
U.S. State and local	3,242	2,662	2,436
Foreign	14,320	9,614	15,172

	44,894	40,058	42,927

Deferred:
U.S. Federal	4,541	4,039	7,785
U.S. State and local	330	921	(823)
Foreign	(1,077)	(1,515)	2,016

	3,794	3,445	8,978

	$48,688	$43,503	$51,905

The following schedule reconciles the differences between the U.S. federal income taxes at the U.S. statutory rate and our income tax expense (dollars in thousands):

	Years Ended December 31,
	2014	2013	2012
Expected expense at U.S. statutory rate of 35%	$43,530	$40,083	$50,634
Change resulting from:
State income tax expense, net of federal income tax benefit	3,416	3,662	2,088
Audits and adjustments, net	(186)	(1,730)	2,424
Change in valuation allowances	6,471	4,160	641
Foreign income taxed at different rates	(5,309)	(2,665)	(3,823)
Non-deductible compensation	404	275	485
Other, net	362	(282)	(544)

Income tax expense	$48,688	$43,503	$51,905

Effective tax rate	39.1%	38.0%	35.9%

For foreign entities not treated as branches for U.S. tax purposes, we do not provide for U.S. income taxes on the undistributed earnings of these subsidiaries as these earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. The undistributed earnings of foreign subsidiaries that are deemed to be indefinitely invested outside of the U.S. were approximately $79,570,000 at December 31, 2014. It is not practicable to determine the unrecognized deferred tax liability on those earnings.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Goodwill and other intangibles	$53,869	$59,828
Net operating losses	17,439	16,489
Foreign tax credits	13,106	12,651
Accruals	7,311	10,243
Accounts receivable	6,206	6,389
Stock-based compensation	3,137	2,881
Inventories	2,216	1,837
Deferred revenue	321	567
Other	1,307	320

Gross deferred tax assets	104,912	111,205
Valuation allowances	(28,709)	(24,508)

Total deferred tax assets	76,203	86,697

Deferred tax liabilities:
Property and equipment	(4,933)	(11,803)
Prepaid expenses	(205)	(250)

Total deferred tax liabilities	(5,138)	(12,053)

Net deferred tax assets	$71,065	$74,644

The net current and non-current portions of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2014	2013
Net current deferred tax assets	$13,385	$16,436
Net non-current deferred tax assets	57,680	58,208

Net deferred tax assets	$71,065	$74,644

As of December 31, 2014, we have U.S. state net operating loss carryforwards (“NOLs”) of $681,000 that will expire between 2015 and 2030. We also have NOLs from various non-U.S. jurisdictions of $63,081,000. While the majority of the non-U.S. NOLs have no expiration date, $4,345,000 will expire between 2015 and 2021.

On the basis of currently available information, we have provided valuation allowances for certain of our deferred tax assets where we believe it is more likely than not that the related tax benefits will not be realized. At December 31, 2014 and 2013, our valuation allowances totaled $28,709,000 and $24,508,000, respectively, representing certain U.S. state NOLs, non-U.S. NOLs, foreign depreciation allowances and foreign tax credits.

We believe it is more likely than not that forecasted income, including income that may be generated as a result of prudent and feasible tax planning strategies, together with the tax effects of deferred tax liabilities, will be sufficient to fully recover our remaining deferred tax assets. In the future, if we determine that realization of the remaining deferred tax assets and the availability of certain previously paid taxes to be refunded are not more likely than not, we will need to increase our valuation allowances and record additional income tax expense.

The following table summarizes the change in the valuation allowance (in thousands):

	December 31,
	2014	2013
Valuation allowances at beginning of year	$24,508	$20,176
Increase in income tax expense	6,471	4,160
Foreign currency translation adjustments	(2,270)	172

Valuation allowances at end of year	$28,709	$24,508

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A net tax benefit of $560,000, $760,000 and $1,036,000, related to stock-based compensation expense under employee stock programs was applied to stockholders’ equity during the years ended December 31, 2014, 2013 and 2012, respectively.

Various taxing jurisdictions are examining our tax returns for certain tax years. Although the outcome of tax audits cannot be predicted with certainty, management believes the ultimate resolution of these examinations will not result in a material adverse effect to our financial position, results of operations or cash flows.

As of December 31, 2014 and 2013, we had approximately $4,306,000 and $4,546,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $336,000 and $364,000, respectively, related to accrued interest. A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest, is as follows (in thousands):

Balance at December 31, 2013	$4,182
Additions for tax positions in prior periods	93
Additions for tax positions in current period	497
Subtractions due to foreign currency translation	(33)
Subtractions due to audit settlements and statute expirations	(769)

Balance at December 31, 2014	$3,970

In the future, if recognized, the liability associated with uncertain tax positions would affect our effective tax rate. We do not believe there will be any changes over the next 12 months that would have a material effect on our effective tax rate.

Several of our subsidiaries are currently under audit for tax years 2006 through 2013. Although the timing of the resolutions and/or closures of audits is highly uncertain, it is reasonably possible that the examination phase of these audits may be concluded within the next 12 months which could significantly increase or decrease the balance of our gross unrecognized tax benefits. However, based on the status of the various examinations in multiple jurisdictions, an estimate of the range of reasonably possible outcomes cannot be made at this time, but the estimated effect on our income tax expense and net earnings is not expected to be significant.

We, including our subsidiaries, file income tax returns in the U.S. federal jurisdiction and many state and local and non-U.S. jurisdictions. In the U.S., federal income tax returns for 2011, 2012 and 2013 remain open to examination. For U.S. state and local taxes as well as in non-U.S. jurisdictions, the statute of limitations generally varies between three and ten years.

(13)	Market Risk Management

Interest Rate Risk

We have interest rate exposure arising from our financing facilities, which have variable interest rates. These variable interest rates are affected by changes in short-term interest rates. We currently do not hedge our interest rate exposure.

We do not believe that the effect of reasonably possible near-term changes in interest rates will be material to our financial position, results of operations and cash flows. Our financing facilities expose our net earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. We had no amounts outstanding under our revolving facility and $61,000,000 outstanding under our ABS facility at December 31, 2014. The interest rate attributable to the borrowings under our ABS facility was 1.07% per annum at December 31, 2014. The change in annual pretax earnings from operations resulting from a hypothetical 10% increase or decrease in the highest applicable interest rate would have been immaterial.

Foreign Currency Exchange Risk

We have foreign currency exchange risk related to the translation of our foreign subsidiaries’ operating results, assets and liabilities (see Note 1 for a description of our Foreign Currencies policy). We also maintain cash accounts denominated in currencies other than the functional currency, which expose us to foreign exchange rate movements. Remeasurement of these cash balances results in gains/losses that are also reported as a separate component of non-

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

operating (income) expense. We monitor our foreign currency exposure and selectively enter into forward exchange contracts to mitigate risk associated with certain non-functional currency monetary assets and liabilities related to foreign denominated payables, receivables and cash balances. Transaction gains and losses resulting from non-functional currency assets and liabilities are offset by gains and losses on forward contracts in non-operating (income) expense, net in our consolidated statements of operations. The Company does not have a significant concentration of credit risk with any single counterparty.

The Company generally enters into forward contracts with maturities of one month or less. The derivatives entered into during 2014 were not designated as hedges. The following derivative contracts were entered into during the year ended December 31, 2014, and remained open and outstanding at December 31, 2014. All U.S. dollar and foreign currency amounts (British Pounds Sterling and Euros) are presented in thousands.

	Buy	Buy
Foreign Currency	GBP	EUR
Foreign Amount	6,365	8,022
USD Equivalent	$10,000	$10,000
Weighted Average Maturity	Less than 1 month	Less than 1 month

The Company does not enter into derivative contracts for speculative or trading purposes. The fair value of all forward contracts at December 31, 2014 was a liability of $376,000.

(14)	Derivative Financial Instruments

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

We use foreign exchange forward contracts to mitigate risk associated with certain non-functional currency assets and liabilities from changes in exchange rate movements. Our non-functional currency assets and liabilities are primarily related to foreign currency denominated payables, receivables, and cash balances. The foreign currency forward contracts, carried at fair value, typically have a maturity of one month or less. We currently enter into approximately four foreign exchange forward contracts per month with an average notional value of $8,476,000 and an average maturity of approximately ten days.

The counterparties associated with our foreign exchange forward contracts are large creditworthy commercial banks. The derivatives transacted with these institutions are short in duration and, therefore, we do not consider counterparty concentration and non-performance to be material risks.

The following table summarizes our derivative financial instruments as of December 31, 2014 and 2013 (in thousands):

		December 31, 2014		December 31, 2013
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Foreign exchange forward contracts	Other current assets	$—	$—	$91	$—
Foreign exchange forward contracts	Accrued expenses and other current liabilities	—	376	—	—

Total		$—	$376	$91	$—

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the effect of our derivative financial instruments on our results of operations during the years ended December 31, 2014, 2013 and 2012 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Loss (Gain) Recognized in Earnings on Derivatives	Amount of Loss (Gain) Recognized in Earnings on Derivatives
		Year Ended December 31,
		2014	2013	2012
Foreign exchange forward contracts	Net foreign currency exchange loss (gain)	$205	$(398)	$813

Total		$205	$(398)	$813

(15)	Fair Value Measurements

The following table summarizes the valuation of our foreign exchange derivative financial instruments by the following three categories as of December 31, 2014 and 2013 (in thousands):

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

		December 31,
Balance Sheet Classification	Category	2014	2013
	Level 1	$—	$—
Other current assets	Level 2	—	91
	Level 3	—	—

		$—	$91

	Level 1	$—	$—
Accrued expenses and other current liabilities	Level 2	376	—
	Level 3	—	—

		$376	$—

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

As of December 31, 2014, we have no non-financial assets or liabilities that are measured and recorded at fair value on a recurring basis, and our other financial assets or liabilities generally consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities. The estimated fair values of our cash and cash equivalents approximate their carrying values and are determined based on quoted prices in active markets for identical assets (Level 1). The fair values of the other financial assets and liabilities are based on the values that would be received or paid in an orderly transaction between market participants and approximate their carrying values due to their nature and short duration.

(16)	Benefit Plans

We adopted a defined contribution benefit plan (the “Defined Contribution Plan”) for our U.S. teammates which complies with section 401(k) of the Internal Revenue Code. The Company provides a discretionary match to all participants who elect 401(k) contributions pursuant to the Defined Contribution Plan. The discretionary match provided to participants is equivalent to 25% of a participant’s pre-tax contributions up to a maximum of 6% of eligible

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

compensation per pay period. Additionally, we offer several defined contribution benefit plans to our teammates outside of the United States. These plans and their related terms vary by country. Total consolidated contribution expense under these plans was $7,083,000, $6,923,000 and $6,579,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

(17)	Share Repurchase Programs

In February 2013, October 2013 and October 2014, our Board of Directors authorized share repurchase programs of $50,000,000, $50,000,000 and $25,000,000, respectively. During the year ended December 31, 2014, we purchased 2,140,225 shares of our common stock on the open market at a total cost of approximately $50,383,000 (an average price of $23.54 per share). During the year ended December 31, 2013, we purchased 3,000,038 shares of our common stock on the open market at a total cost of approximately $57,774,000 (an average price of $19.26 per share). All shares repurchased were retired. As of December 31, 2014, approximately $16,843,000 remains available for repurchases of our common stock. Subsequent to December 31, 2014, on February 11, 2015, we announced that our Board of Directors had authorized the repurchase of an additional $75,000,000 of our common stock. Any share repurchases may be made on the open market, through block trades, through 10b5-1 plans or otherwise. The amount of shares purchased and the timing of the purchases will be based on working capital requirements, general business conditions and other factors. We intend to retire the repurchased shares.

(18)	Commitments and Contingencies

Contractual

In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of December 31, 2014, we had an immaterial amount of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse the surety company.

Employment Contracts and Severance Plans

We have employment contracts with, and plans covering, certain officers and management teammates under which severance payments would become payable in the event of specified terminations without cause or terminations under certain circumstances after a change in control. In addition, vesting of outstanding nonvested RSUs would accelerate following a change in control. If severance payments under the current employment agreements or plan payments were to become payable, the severance payments would generally range from three to twenty-four months of salary.

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

Management believes that payments, if any, related to these indemnifications are not probable at December 31, 2014. Accordingly, we have not accrued any liabilities related to such indemnifications in the accompanying consolidated financial statements.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Contingencies Related to Third-Party Review

From time to time, we are subject to potential claims and assessments from third parties. We are also subject to various governmental, client and vendor audits. We continually assess whether or not such claims have merit and warrant accrual. Where appropriate, we accrue estimates of anticipated liabilities in our consolidated financial statements. Such estimates are subject to change and may affect our results of operations and our cash flows.

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

In August 2010, in connection with an investigation being conducted by the United States Department of Justice, our subsidiary, Calence, LLC (“Calence”), received a subpoena from the Office of the Inspector General of the Federal Communications Commission requesting documents and information related to the expenditure of funds under the E-Rate program, which provides schools and libraries with discounts to obtain affordable telecommunications and internet access and related hardware and software. The basis of the investigation was a qui tam lawsuit filed in the United States District Court for the Southern District of Texas by a contractor who provided services to the former owners of Calence. The lawsuit, designated United States ex rel. Shupe v. Cisco Systems, Inc., Avnet, Inc. and Calence, LLC, alleged violations of the False Claims Act and sought various remedies including treble damages and civil penalties. An appeal from a District Court order denying motions to dismiss was filed with the Fifth Circuit, and in July 2014 the Fifth Circuit reversed the District Court’s decision and remanded the case to the District Court for further proceedings consistent with its decision regarding E-Rate claims under the False Claims Act. In August 2014, the District Court dismissed the case in its entirety. During the years ended December 31, 2014 and 2012, pursuant to the Company’s rights under the Calence acquisition agreements to indemnification for losses that arose out of or resulted from this matter, we recovered approximately $390,000 and $2,000,000, respectively, of legal costs incurred in previous periods. No amounts were recovered during the year ended December 31, 2013.

The Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations or liquidity.

(19)	Related Party Transaction

In December 2014, we sold a Company-owned 21,375 square feet facility (and its furnishings) that previously served as executive offices and administration space in Tempe, Arizona to a trust. Timothy A. Crown, the Chair of our Board of Directors, serves as trustee of that trust. Previous to the sale, for approximately twelve months, the facility had been leased to another entity in which Mr. Crown has an interest. Annual rent was not material and was based on a review by our outside real estate brokerage adviser of comparable rentals in the relevant market area.

The facility was sold for $2,500,000, the full appraisal value based on two property valuations provided by independent real estate brokers. The Audit Committee approved the sale of the facility, as required under the Company’s Code of Ethics and Business Practices and other applicable policies, practices and requirements. The Company was not required to pay a commission. Proceeds from the sale of $2,472,000, net of related closing costs and fees, were collected in December 2014, and no amounts related to this transaction remain outstanding as of December 31, 2014. The Company recognized a gain of $895,000 on the sale of the facility.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(20)	Supplemental Financial Information

A summary of additions and deductions related to the allowance for doubtful accounts receivable for the years ended December 31, 2014, 2013 and 2012 follows (in thousands):

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance for doubtful accounts receivable:
Year ended December 31, 2014	$19,908	$4,409	$(4,981)	$19,336

Year ended December 31, 2013	$18,905	$4,696	$(3,693)	$19,908

Year ended December 31, 2012	$18,803	$4,195	$(4,093)	$18,905

(21)	Cash Flows

Cash payments for interest on indebtedness and cash payments for taxes on income were as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$2,439	$2,700	$3,265

Cash paid during the year for income taxes, net of refunds	$51,715	$37,872	$43,936

Non-cash investing activities for the year ended December 31, 2014 included $1,668,000 of capital expenditures in accounts payable, representing additions purchased at period end but not yet paid for in cash. Non-cash capital expenditures in accounts payable for the years ended December 31, 2013 and 2012 were immaterial.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(22)	Segment and Geographic Information

We operate in three reportable geographic operating segments: North America; EMEA; and APAC. Our offerings in North America and select countries in EMEA include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are mostly software and select software-related services. Net sales by product or service type for North America, EMEA and APAC were as follows for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	North America
	Years Ended December 31,
Sales Mix	2014	2013	2012
Hardware	$2,175,397	$2,130,006	$2,238,363
Software	1,174,234	1,129,114	1,177,538
Services	213,095	211,640	210,456

	$3,562,726	$3,470,760	$3,626,357

	EMEA
	Years Ended December 31,
Sales Mix	2014	2013	2012
Hardware	$572,494	$504,006	$540,886
Software	930,763	930,903	894,949
Services	36,711	34,265	27,772

	$1,539,968	$1,469,174	$1,463,607

	APAC
	Years Ended December 31,
Sales Mix	2014	2013	2012
Hardware	$12,463	$6,222	$4,820
Software	193,533	191,355	199,239
Services	7,539	6,836	7,418

	$213,535	$204,413	$211,477

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

All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments or on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the year ended December 31, 2014.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tables below present information about our reportable operating segments as of and for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31, 2014
	North America	EMEA	APAC	Consolidated
Net sales	$3,562,726	$1,539,968	$213,535	$5,316,229
Costs of goods sold	3,085,279	1,340,052	178,495	4,603,826

Gross profit	477,447	199,916	35,040	712,403
Operating expenses:
Selling and administrative expenses	372,936	178,816	25,215	576,967
Severance and restructuring expenses	971	3,356	106	4,433

Earnings from operations	$103,540	$17,744	$9,719	$131,003

Total assets	$1,840,242	$575,847	$117,447	$2,533,536	*

	Year Ended December 31, 2013
	North America	EMEA	APAC	Consolidated
Net sales	$3,470,760	$1,469,174	$204,413	$5,144,347
Costs of goods sold	2,998,573	1,277,850	169,037	4,445,460

Gross profit	472,187	191,324	35,376	698,887
Operating expenses:
Selling and administrative expenses	362,380	178,012	24,518	564,910
Severance and restructuring expenses	3,325	9,415	—	12,740

Earnings from operations	$106,482	$3,897	$10,858	$121,237

Total assets	$1,645,393	$577,448	$125,322	$2,348,163	*

	Year Ended December 31, 2012
	North America	EMEA	APAC	Consolidated
Net sales	$3,626,357	$1,463,607	$211,477	$5,301,441
Costs of goods sold	3,147,835	1,259,762	174,168	4,581,765

Gross profit	478,522	203,845	37,309	719,676
Operating expenses:
Selling and administrative expenses	359,634	179,979	25,593	565,206
Severance and restructuring expenses	2,834	3,483	—	6,317

Earnings from operations	$116,054	$20,383	$11,716	$148,153

Total assets	$1,749,890	$538,968	$130,673	$2,419,531	*

*	Consolidated total assets do not reflect intercompany eliminations and corporate assets of $585,413,000, $480,445,000 and $418,028,000 at December 31, 2014, 2013 and 2012, respectively.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a summary of our geographic net sales and long-lived assets, consisting of property and equipment, net (in thousands):

	United States	Foreign	Total
2014
Net sales	$3,368,798	$1,947,431	$5,316,229
Total long-lived assets	$70,439	$33,742	$104,181

2013
Net sales	$3,281,403	$1,862,944	$5,144,347
Total long-lived assets	$91,768	$41,052	$132,820

2012
Net sales	$3,398,516	$1,902,925	$5,301,441
Total long-lived assets	$104,431	$39,082	$143,513

Foreign net sales and total long-lived assets summarized above for 2014, 2013 and 2012 include net sales and net property and equipment of $746,123,000 and $19,522,000; $656,559,000 and $23,687,000; and $686,047,000 and $23,616,000, respectively, attributed to the United Kingdom. Net sales by geographic area are presented by attributing net sales to external customers based on the domicile of the selling location.

We recorded the following pre-tax amounts, by operating segment, for depreciation and amortization, in the accompanying consolidated financial statements (in thousands):

	Years Ended December 31,
	2014	2013	2012
North America	$31,365	$31,815	$32,457
EMEA	8,325	8,608	7,803
APAC	880	1,121	917

Total	$40,570	$41,544	$41,177

(23)	Selected Quarterly Financial Information (unaudited)

The following table sets forth selected unaudited consolidated quarterly financial information for the years ended December 31, 2014 and 2013 (in thousands, except per share data):

	Quarters Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2014	2014	2014	2014	2013	2013	2013	2013
Net sales	$1,446,134	$1,237,668	$1,417,897	$1,214,530	$1,395,158	$1,151,020	$1,416,547	$1,181,622
Costs of goods sold	1,263,895	1,065,848	1,223,298	1,050,785	1,214,003	982,352	1,225,620	1,023,485

Gross profit	182,239	171,820	194,599	163,745	181,155	168,668	190,927	158,137
Operating expenses:
Selling and administrative expenses	143,594	143,134	147,810	142,429	140,799	139,965	143,158	140,988
Severance and restructuring expenses	3,478	308	310	337	4,413	2,424	3,171	2,732

Earnings from operations	35,167	28,378	46,479	20,979	35,943	26,279	44,598	14,417
Non-operating (income) expense:
Interest income	(251)	(229)	(333)	(249)	(259)	(322)	(337)	(312)
Interest expense	1,466	1,594	1,501	1,458	1,560	1,603	1,556	1,618
Net foreign currency exchange (gain) loss	(868)	238	461	496	445	474	(886)	161
Other expense, net	286	369	443	249	332	364	342	374

Earnings before income taxes	34,534	26,406	44,407	19,025	33,865	24,160	43,923	12,576
Income tax expense	15,051	9,004	17,158	7,475	13,458	9,135	17,410	3,500

Net earnings	$19,483	$17,402	$27,249	$11,550	$20,407	$15,025	$26,513	$9,076

Net earnings per share:
Basic	$0.48	$0.42	$0.67	$0.28	$0.48	$0.35	$0.62	$0.20

Diluted	$0.48	$0.42	$0.66	$0.28	$0.48	$0.35	$0.62	$0.20

INSIGHT ENTERPRISES, INC.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014, based on the criteria established in COSO’s Internal Control – Integrated Framework.

KPMG LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements in Part II, Item 8 of this report, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2014.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)	Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures and determined that as of December 31, 2014 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item can be found in our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders (our “Proxy Statement”) and is incorporated herein by reference.

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

Dated: February 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth T. Lamneck	President, Chief Executive Officer and	February 20, 2015
Kenneth T. Lamneck	Director

/s/ Glynis A. Bryan	Chief Financial Officer	February 20, 2015
Glynis A. Bryan	(principal financial officer)

/s/ Dana A. Leighty	Vice President, Finance	February 20, 2015
Dana A. Leighty	(principal accounting officer)

/s/ Timothy A. Crown*	Chairman of the Board	February 20, 2015
Timothy A. Crown

/s/ Richard E. Allen*	Director	February 20, 2015
Richard E. Allen

/s/ Bennett Dorrance*	Director	February 20, 2015
Bennett Dorrance

/s/ Michael M. Fisher*	Director	February 20, 2015
Michael M. Fisher

/s/ Larry A. Gunning*	Director	February 20, 2015
Larry A. Gunning

/s/ Anthony A. Ibargüen*	Director	February 20, 2015
Anthony A. Ibargüen

/s/ Robertson C. Jones*	Director	February 20, 2015
Robertson C. Jones

/s/ Kathleen S. Pushor*	Director	February 20, 2015
Kathleen S. Pushor

* By:	/s/ Steven R. Andrews
Steven R. Andrews, Attorney in Fact

INSIGHT ENTERPRISES, INC.

EXHIBITS TO FORM 10-K

YEAR ENDED DECEMBER 31, 2014

Commission File No. 000-25092

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith

3.1	Composite Certificate of Incorporation of Insight Enterprises, Inc.	10-K	000-25092	3.1	February 17, 2006

3.2	Amended and Restated Bylaws of Insight Enterprises, Inc.	8-K	000-25092	3.2	May 19, 2014

4.1	Specimen Common Stock Certificate	S-1	33-86142	4.1	January 24, 1995

10.1(1)	Form of Indemnification Agreement	10-K	000-25092	10.1	July 26, 2007

10.2(2)	Amended Insight Enterprises, Inc. 2007 Omnibus Plan	Proxy Statement	000-25092	Annex A	April 4, 2011

10.3(2)	Executive Management Separation Plan effective as of January 1, 2008	10-Q	000-25092	10.5	November 7, 2008

10.4(2)	Amended and Restated Employment Agreement between Insight Enterprises, Inc. and Glynis A. Bryan dated as of January 1, 2009	8-K	000-25092	10.3	January 7, 2009

10.5(2)	Amended and Restated Employment Agreement between Insight Enterprises, Inc. and Steven R. Andrews dated as of January 1, 2009	8-K	000-25092	10.4	January 7, 2009

10.6(2)	Executive Employment Agreement between Insight Enterprises, Inc. and Kenneth T. Lamneck, dated as of December 14, 2009	10-K	000-25092	10.24	February 25, 2010

10.7(2)	Employment Agreement between Insight Enterprises, Inc. and Michael P. Guggemos, dated as of November 1, 2010	10-K	000-25092	10.16	February 23, 2011

10.8(2)	Offer of employment letter to Michael P. Guggemos, dated September 28, 2010	10-K	000-25092	10.17	February 23, 2011

10.9(2)	Employment Agreement between Insight Enterprises, Inc. and Steven W. Dodenhoff, dated as of January 30, 2012	10-K	000-25092	10.16	February 24, 2012

10.10(2)	Employment Agreement between Insight Enterprises, Inc. and Dana A. Leighty, dated as of March 2, 2012	10-K	000-25092	10.12	February 22, 2013

INSIGHT ENTERPRISES, INC.

EXHIBITS TO FORM 10-K (continued)

YEAR ENDED DECEMBER 31, 2014

Commission File No. 000-25092

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith

10.11(2)	Managing Director Service Agreement dated October 29, 2013 between Insight Technology Solutions GmbH and Wolfgang Ebermann	8-K	000-25092	10.1	October 30, 2013

10.12	Receivables Purchase Agreement dated as of December 31, 2002 among Insight Receivables, LLC, Insight Enterprises, Inc., Jupiter Securitization Corporation, Bank One NA, and the entities party thereto from time to time as financial institutions	10-K	000-25092	10.38	March 27, 2003

10.13	Amended and Restated Receivables Sale Agreement dated as of September 3, 2003 by and among Insight Direct USA, Inc. and Insight Public Sector, Inc. as originators, and Insight Receivables, LLC, as buyer	10-Q	000-25092	10.1	November 13, 2003

10.14	Amendment No. 1 to Receivables Purchase Agreement dated as of September 3, 2003	10-Q	000-25092	10.2	November 13, 2003

10.15	Amendment No. 2 to Receivables Purchase Agreement dated as of December 23, 2003 among Insight Receivables, LLC, Insight Enterprises, Inc. and Jupiter Securitization Corporation, Bank One NA	10-K	000-25092	10.42	March 11, 2004

10.16	Amendment No. 5 to Receivables Purchase Agreement dated as of March 25, 2005	10-Q	000-25092	10.4	May 9, 2005

10.17	Amendment No. 6 to Receivables Purchase Agreement dated as of December 19, 2005	8-K	000-25092	10.1	December 22, 2005

10.18	Amendment No. 7 to Receivables Purchase Agreement dated as of September 7, 2006	8-K	000-25092	10.2	September 8, 2006

10.19	Amendment No. 9 to Receivables Purchase Agreement dated as of September 17, 2008	8-K	000-25092	10.3	September 23, 2008

10.20	Amendment No. 11 and Joinder Agreement to Receivables Purchase Agreement dated as of July 24, 2009	10-Q	000-25092	10.1	August 6, 2009

INSIGHT ENTERPRISES, INC.

EXHIBITS TO FORM 10-K (continued)

YEAR ENDED DECEMBER 31, 2014

Commission File No. 000-25092

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith

10.21	Amendment No. 12 to Receivables Purchase Agreement dated as of July 1, 2010 among Insight Receivables, LLC, Insight Enterprises, Inc., the Purchasers and Managing Agents party thereto, and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA (Main Office Chicago)), as agent for the Purchasers	10-Q	000-25092	10.1	November 4, 2010

10.22	Omnibus Amendment and Joinder to Receivables Purchase Agreement, dated as of April 26, 2012, among Insight Receivables, LLC, Insight Enterprises, Inc., Insight Direct USA, Inc., Insight Public Sector, Inc., the purchasers and managing agents party thereto and JPMorgan Chase Bank, N.A., as Agent	8-K	000-25092	10.3	May 2, 2012

10.23	Third Amended and Restated Credit Agreement, dated as of April 26, 2012, by and among Insight Enterprises, Inc., Insight Enterprises B.V., Insight Direct (UK) Ltd., as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and the lenders party thereto	8-K	000-25092	10.1	May 2, 2012

10.24	Amended and Restated Credit Agreement, dated as of April 26, 2012, by and among Calence, LLC, Insight Direct USA, Inc. and Insight Public Sector, Inc., as Resellers, Castle Pines Capital LLC, as administrative agent, Wells Fargo Capital Finance, LLC, as collateral agent, syndication agent and administrative agent, and the lenders party thereto	8-K	000-25092	10.2	May 2, 2012

10.25	Omnibus Amendment, dated as of June 25, 2014, among Insight Receivables, LLC, Insight Enterprises, Inc., Insight Direct USA, Inc., Insight Public Sector, Inc., the purchasers and managing agents party thereto and Wells Fargo Bank, National Association, as successor agent	8-K	000-25092	10.1	July 1, 2014

INSIGHT ENTERPRISES, INC.

EXHIBITS TO FORM 10-K (continued)

YEAR ENDED DECEMBER 31, 2014

Commission File No. 000-25092

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith

21	Subsidiaries of Insight Enterprises, Inc.					X

23.1	Consent of KPMG LLP					X

24.1	Power of Attorney for Timothy A Crown dated February 11, 2015					X

24.2	Power of Attorney for Richard E. Allen dated February 11, 2015					X

24.3	Power of Attorney for Bennett Dorrance dated February 11, 2015					X

24.4	Power of Attorney for Michael M. Fisher dated February 11, 2015					X

24.5	Power of Attorney for Larry A. Gunning dated February 11, 2015					X

24.6	Power of Attorney for Anthony A. Ibargüen dated February 11, 2015					X

24.7	Power of Attorney for Robertson C. Jones dated February 11, 2015					X

24.8	Power of Attorney for Kathleen S. Pushor dated February 11, 2015					X

31.1	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rule 13a-14					X

31.2	Certification of Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002					X

101	Interactive data files pursuant to Rule 405 of Regulation S-T					X

(1)	We have entered into a separate indemnification agreement with each of the following directors and executive officers that differ only in names and dates: Richard E. Allen, Steven R. Andrews, Glynis A. Bryan, Timothy A. Crown, Steven W. Dodenhoff, Bennett Dorrance, Wolfgang Ebermann, Michael M. Fisher, Michael P. Guggemos, Larry A. Gunning, Anthony A. Ibargüen, Helen K. Johnson, Robertson C. Jones, Kenneth T. Lamneck, Dana A. Leighty and Kathleen S. Pushor. Pursuant to the instructions accompanying Item 601 of Regulation S-K, the Registrant is filing the form of such indemnification agreement.
(2)	Management contract or compensatory plan or arrangement.