Form 10-Q
period 2015-03-31
INSIGHT ENTERPRISES INC
filed 2015-05-07
CIK 932696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

The number of shares outstanding of the issuer’s common stock as of May 1, 2015 was 38,762,726.

INSIGHT ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q

Three Months Ended March 31, 2015

INSIGHT ENTERPRISES, INC.

FORWARD-LOOKING INFORMATION

Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect net sales, gross profit, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows; our working capital needs; the expected effects of partner program changes; the expected effects of seasonality on our business; our intentions concerning the payment of dividends; projections of capital expenditures in 2015; the sufficiency of our capital resources and the availability of financing and our needs or plans relating thereto; the effect of new accounting principles or changes in accounting policies; the effect of indemnification obligations; statements related to accounting estimates; the effects of ongoing and threatened litigation; our intention not to repatriate certain foreign undistributed earnings where management considers those earnings to be reinvested indefinitely and plans for the use of such cash; the sufficiency of our domestic cash flows to fund domestic operations and cash commitments; our plans to use cash flow from operations for working capital, to make capital expenditures, to repurchase shares of our common stock, and to fund acquisitions; our exposure to off-balance sheet arrangements; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following, which are discussed in “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014:

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$186,126	$164,524
Accounts receivable, net of allowance for doubtful accounts of $19,157 and $19,336, respectively	1,039,313	1,309,209
Inventories	129,776	122,573
Inventories not available for sale	54,246	45,261
Deferred income taxes	13,412	13,385
Other current assets	72,058	62,920

Total current assets	1,494,931	1,717,872
Property and equipment, net of accumulated depreciation and amortization of $274,111 and $269,394, respectively	98,947	104,181
Goodwill	26,257	26,257
Intangible assets, net of accumulated amortization of $86,263 and $86,053, respectively	20,434	23,567
Deferred income taxes	58,430	58,620
Other assets	18,437	17,626

	$1,717,436	$1,948,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$598,494	$819,916
Accounts payable—inventory financing facility	145,286	122,781
Accrued expenses and other current liabilities	116,755	144,561
Current portion of long-term debt	1,398	766
Deferred revenue	57,608	50,904

Total current liabilities	919,541	1,138,928
Long-term debt	95,348	62,535
Deferred income taxes	806	940
Other liabilities	24,196	24,489

	1,039,891	1,226,892

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 38,870 shares at March 31, 2015 and 40,147 shares at December 31, 2014 issued and outstanding	389	401
Additional paid-in capital	325,638	337,167
Retained earnings	381,729	396,992
Accumulated other comprehensive loss – foreign currency translation adjustments	(30,211)	(13,329)

Total stockholders’ equity	677,545	721,231

	$1,717,436	$1,948,123

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Net sales	$1,219,679	$1,214,530
Costs of goods sold	1,057,866	1,050,785

Gross profit	161,813	163,745
Operating expenses:
Selling and administrative expenses	140,796	142,429
Severance and restructuring expenses	723	337

Earnings from operations	20,294	20,979
Non-operating (income) expense:
Interest income	(154)	(249)
Interest expense	1,738	1,458
Net foreign currency exchange loss	613	496
Other expense, net	331	249

Earnings before income taxes	17,766	19,025
Income tax expense	6,815	7,475

Net earnings	$10,951	$11,550

Net earnings per share:
Basic	$0.28	$0.28

Diluted	$0.27	$0.28

Shares used in per share calculations:
Basic	39,673	41,632

Diluted	39,994	41,918

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Net earnings	$10,951	$11,550
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(16,882)	(71)

Total comprehensive income (loss)	$(5,931)	$11,479

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net earnings	$10,951	$11,550
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,542	10,026
Provision for losses on accounts receivable	1,083	1,533
Write-downs of inventories	826	273
Write-off of property and equipment	—	7
Non-cash stock-based compensation	2,323	1,758
Excess tax benefit from employee gains on stock-based compensation	(345)	(252)
Deferred income taxes	31	359
Changes in assets and liabilities:
Decrease in accounts receivable	239,253	182,672
Increase in inventories	(18,079)	(29,003)
Increase in other current assets	(10,200)	(6,295)
(Increase) decrease in other assets	(1,256)	6,206
Decrease in accounts payable	(198,530)	(87,709)
Increase in deferred revenue	7,384	855
Decrease in accrued expenses and other liabilities	(22,165)	(25,947)

Net cash provided by operating activities	20,818	66,033

Cash flows from investing activities:
Purchases of property and equipment	(3,194)	(2,018)

Net cash used in investing activities	(3,194)	(2,018)

Cash flows from financing activities:
Borrowings on senior revolving credit facility	158,410	143,492
Repayments on senior revolving credit facility	(138,910)	(138,992)
Borrowings on accounts receivable securitization financing facility	409,100	225,000
Repayments on accounts receivable securitization financing facility	(395,100)	(207,000)
Borrowings under other financing agreements	—	2,002
Payments on capital lease obligation	(55)	(53)
Net borrowings (repayments) under inventory financing facility	22,505	(7,181)
Excess tax benefit from employee gains on stock-based compensation	345	252
Payment of payroll taxes on stock-based compensation through shares withheld	(1,826)	(1,559)
Repurchases of common stock	(38,559)	(26,710)

Net cash provided by (used in) financing activities	15,910	(10,749)

Foreign currency exchange effect on cash and cash equivalent balances	(11,932)	781

Increase in cash and cash equivalents	21,602	54,047
Cash and cash equivalents at beginning of period	164,524	126,817

Cash and cash equivalents at end of period	$186,126	$180,864

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and Recently Issued Accounting Standards

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2015 and our results of operations and cash flows for the three months ended March 31, 2015 and 2014. The consolidated balance sheet as of December 31, 2014 was derived from the audited consolidated balance sheet at such date. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).

The results of operations for interim periods are not necessarily indicative of results for the full year, due in part to the seasonal nature of our business. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the related notes thereto, in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Recently Issued Accounting Standards

On April 7, 2015, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2015-03, “Interest–Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost.” ASU 2015-03 is designed to simplify presentation of debt issuance costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amortization of debt issuance costs also shall be reported as interest expense. ASU 2015-03 is effective for the fiscal year beginning

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

after December 15, 2015, including interim reporting periods within that reporting period. Early adoption is permitted for financial statements that have not been previously issued and retrospective application is required for each balance sheet presented. The new standard is not expected to have a material effect on our financial statements.

There have been no other material changes or additions to the recently issued accounting standards as previously reported in Note 1 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014 that affect or may affect our financial statements.

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

	Three Months Ended March 31,
	2015	2014
Numerator:
Net earnings	$10,951	$11,550

Denominator:
Weighted average shares used to compute basic EPS	39,673	41,632
Dilutive potential common shares due to dilutive restricted stock units, net of tax effect	321	286

Weighted average shares used to compute diluted EPS	39,994	41,918

Net earnings per share:
Basic	$0.28	$0.28

Diluted	$0.27	$0.28

There were no anti-dilutive restricted stock units for the three months ended March 31, 2015. For the three months ended March 31, 2014, 61,000 of our restricted stock units were not included in the diluted EPS calculations because their inclusion would have been anti-dilutive. These share-based awards could be dilutive in the future.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3. Debt, Inventory Financing Facility, Capital Lease and Other Financing Obligations

Debt

Our long-term debt consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Senior revolving credit facility	$19,500	$—
Accounts receivable securitization financing facility	75,000	61,000
Capital lease and other financing obligations	2,246	2,301

Total	96,746	63,301
Less: current portion of capital lease and other financing obligations	(1,398)	(766)
Less: current portion of revolving credit facilities	—	—

Long-term debt	$95,348	$62,535

Our senior revolving credit facility (“revolving facility”) has an aggregate U.S. dollar equivalent maximum borrowing capacity of $350,000,000 and matures on April 26, 2017. The balance outstanding at March 31, 2015 was borrowed under the prime rate option at 3.25% per annum. See “Debt Covenants” below for a discussion our aggregate maximum borrowing capacity.

Our accounts receivable securitization financing facility (the “ABS facility”) has a maximum borrowing capacity of $200,000,000 and matures on June 30, 2017. While the ABS facility has a stated maximum amount, the actual availability under the ABS facility is limited by the quantity and quality of the underlying accounts receivable. Under the ABS facility, the floating interest rate applicable at March 31, 2015 was 1.08% per annum. As of March 31, 2015, qualified receivables were sufficient to permit access to the full $200,000,000 facility amount, of which $75,000,000 was outstanding. See “Debt Covenants” below for a discussion our aggregate maximum borrowing capacity.

Debt Covenants

Our revolving facility and our ABS facility contain various covenants customary for transactions of this type, including limitations on the payment of dividends and the requirement that we comply with maximum leverage, minimum fixed charge and minimum asset coverage ratio requirements and meet monthly, quarterly and annual reporting requirements. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified period of time. At March 31, 2015, we were in compliance with all such covenants. Further, the terms of the ABS facility identify various circumstances that would result in an “amortization event” under the facility. At March 31, 2015, no such “amortization event” had occurred.

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our revolving facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of our trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization and (iv) non-cash stock-based compensation (“adjusted earnings”). The maximum leverage ratio permitted under the agreements is 2.75 times trailing twelve-month adjusted earnings. A significant drop in our adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below our consolidated maximum facility amount. Based on our maximum leverage ratio as of March 31, 2015, our aggregate debt balance that could have been outstanding under our revolving facility and our ABS facility was reduced from the maximum borrowing capacity of $550,000,000 to $494,202,000, of which $94,500,000 was outstanding at March 31, 2015.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Inventory Financing Facility

Our inventory financing facility matures on April 26, 2017 and has a maximum borrowing capacity of $200,000,000, of which $145,286,000 was outstanding at March 31, 2015.

Capital Lease and Other Financing Obligations

The present value of minimum lease payments under our capital lease, which expires on December 31, 2016, is included in our current and long-term debt balances as summarized in the table above.

From time to time, we also enter into other financing agreements with financial intermediaries to facilitate the purchase of products from certain vendors. At March 31, 2015 and December 31, 2014, amounts owed under other financing agreements of $1,852,000, which are payable in installments through August 2016, are included in our current and long-term debt balances as summarized in the table above.

4. Severance and Restructuring Activities

During the three months ending March 31, 2015, we recorded severance expense associated with the re-alignment of certain roles and responsibilities.

The following table details the activity related to resource actions for the three months ended March 31, 2015 and the outstanding obligations as of March 31, 2015 (in thousands):

	North America	EMEA	Consolidated
Balances at December 31, 2014	$857	$2,971	$3,828
Severance costs, net of adjustments	405	318	723
Cash payments	(443)	(850)	(1,293)
Foreign currency translation adjustments	2	(285)	(283)

Balances at March 31, 2015	$821	$2,154	$2,975

Adjustments were recorded as a reduction to severance and restructuring expense in EMEA of $102,000 in the three months ending March 31, 2015, due to changes in estimates.

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

5. Stock-Based Compensation

By operating segment, we recorded the following pre-tax amounts for stock-based compensation, net of estimated forfeitures, related to restricted stock units (“RSUs”) in selling and administrative expenses in our consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2015	2014
North America	$1,731	$1,361
EMEA	502	335
APAC	90	62

Total Consolidated	$2,323	$1,758

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

As of March 31, 2015, total compensation cost not yet recognized related to nonvested RSUs is $20,771,000, which is expected to be recognized over the next 1.49 years on a weighted-average basis.

The following table summarizes our RSU activity during the three months ended March 31, 2015:

	Number	Weighted Average Grant Date Fair Value	Fair Value
Nonvested at January 1, 2015	888,967	$22.06
Granted(a)	394,725	26.09
Vested, including shares withheld to cover taxes	(260,534)	21.85	$6,789,644	(b)

Forfeited	(11,839)	20.18

Nonvested at March 31, 2015(a)	1,011,319	23.71	$28,842,818	(c)

Expected to vest	889,790		$25,376,811	(c)

(a)	Includes 131,389 RSUs subject to remaining performance conditions. The number of RSUs ultimately awarded under the performance-based RSUs varies based on whether we achieve certain financial results for 2015.
(b)	The fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.
(c)	The aggregate fair value represents the total pre-tax fair value, based on our closing stock price of $28.52 as of March 31, 2015, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

6. Income Taxes

Our effective tax rate for the three months ended March 31, 2015 and 2014 was 38.4% and 39.3%, respectively. For the three months ended March 31, 2015 and 2014, our effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to state income taxes, net of federal benefit. Additionally, the effect of lower taxes on earnings in foreign jurisdictions was offset partially by higher losses in certain foreign jurisdictions in the first quarter of 2015, resulting in an increase in the valuation allowance for deferred tax assets related to these foreign operating losses.

As of March 31, 2015 and December 31, 2014, we had approximately $4,323,000 and $4,306,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $367,000 and $336,000, respectively, related to accrued interest.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7. Derivative Financial Instruments

We use derivatives to partially offset our exposure to fluctuations in certain foreign currencies. We do not enter into derivatives for speculative or trading purposes. Derivatives are recorded at fair value on the balance sheet based on observable market based inputs or unobservable inputs that are corroborated by market data (Level 2). Gains or losses resulting from changes in fair value of the derivative are recorded currently in income. We do not designate our hedges for hedge accounting, and our foreign currency derivative instruments are not subject to any master netting arrangements with our counterparties.

Our derivative financial instruments as of March 31, 2015 were not material. The effect of our derivative financial instruments on our results of operations during the three months ended March 31, 2015 and 2014 were losses of $947,000 and $225,000, respectively, which are reported within the net foreign currency exchange loss line item in our consolidated statements of operations.

8. Fair Value Measurements

As of March 31, 2015, we have no non-financial assets or liabilities that are measured and recorded at fair value on a recurring basis, and our other financial assets or liabilities generally consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities. The estimated fair values of our cash and cash equivalents approximate their carrying values and are determined based on quoted prices in active markets for identical assets (Level 1). The fair values of the other financial assets and liabilities are based on the values that would be received or paid in an orderly transaction between market participants and approximate their carrying values due to their nature and short duration.

9. Share Repurchase Programs

In October 2013, October 2014 and February 2015 our Board of Directors authorized share repurchase programs of $50,000,000, $25,000,000 and $75,000,000, respectively. During the three months ended March 31, 2015, we purchased 1,468,218 shares of our common stock on the open market at a total cost of approximately $38,559,000 (an average price of $26.26 per share). All shares repurchased were retired. As of March 31, 2015, approximately $53,284,000 remains available for repurchases of our common stock. Any share repurchases may be made on the open market, through block trades, through 10b5-1 plans or otherwise. The amount of shares purchased and the timing of the purchases will be based on working capital requirements, general business conditions and other factors. We intend to retire the repurchased shares.

During the comparative three months ended March 31, 2014, we purchased 1,153,496 shares of our common stock on the open market at a total cost of approximately $26,710,000 (an average price of $23.16 per share). All shares repurchased were retired.

10. Commitments and Contingencies

Contractual

In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of March 31, 2015, we had an immaterial amount of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse the surety company.

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

Management believes that payments, if any, related to these indemnifications are not probable at March 31, 2015. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.

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

Legal Proceedings

From time to time, we are party to various legal proceedings arising in the ordinary course of business, including preference payment claims asserted in client bankruptcy proceedings, indemnification claims, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, claims of alleged non-compliance with contract provisions and claims related to alleged violations of laws and regulations. Many of these proceeding are at preliminary stages, and many of these proceedings seek an indeterminate amount of damages. We regularly evaluate the status of the legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss, or an additional loss, may have been incurred and determine if accruals are appropriate. If accruals are not appropriate, we further evaluate each legal proceeding to assess whether an estimate of possible loss or range of possible loss can be made for disclosure. Although

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

litigation is inherently unpredictable, we believe that we have adequate provisions for any probable and estimable losses. It is possible, nevertheless, that our consolidated financial position, results of operations or liquidity could be materially and adversely affected in any particular period by the resolution of a legal proceeding. Legal expenses related to defense, negotiations, settlements, rulings and advice of outside legal counsel are expensed as incurred.

The Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its business, financial condition or results of operations.

11. Segment Information

We operate in three reportable geographic operating segments: North America; EMEA; and APAC. Our offerings in North America and select countries in EMEA include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are largely software and select software-related services. Net sales by product or service type for North America, EMEA and APAC were as follows for the three months ended March 31, 2015 and 2014 (in thousands):

	North America		EMEA		APAC
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
Sales Mix	2015	2014	2015	2014	2015	2014
Hardware	$505,252	$488,410	$145,984	$151,854	$1,926	$1,591
Software	258,492	246,171	198,460	228,415	38,822	42,819
Services	58,965	46,101	10,398	7,674	1,380	1,495

	$822,709	$780,682	$354,842	$387,943	$42,128	$45,905

All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments and on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the three months ended March 31, 2015 or 2014.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The tables below present information about our reportable operating segments as of and for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31, 2015
	North America	EMEA	APAC	Consolidated
Net sales	$822,709	$354,842	$42,128	$1,219,679
Costs of goods sold	711,193	310,031	36,642	1,057,866

Gross profit	111,516	44,811	5,486	161,813
Operating expenses:
Selling and administrative expenses	92,402	42,757	5,637	140,796
Severance and restructuring expenses	405	318	—	723

Earnings (loss) from operations	$18,709	$1,736	$(151)	$20,294

Total assets at period end	$1,709,820	$470,821	$113,459	$2,294,100	*

*	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $576,664,000.

	Three Months Ended March 31, 2014
	North America	EMEA	APAC	Consolidated
Net sales	$780,682	$387,943	$45,905	$1,214,530
Costs of goods sold	673,269	338,622	38,894	1,050,785

Gross profit	107,413	49,321	7,011	163,745
Operating expenses:
Selling and administrative expenses	89,181	47,105	6,143	142,429
Severance and restructuring expenses	77	260	—	337

Earnings from operations	$18,155	$1,956	$868	$20,979

Total assets at period end	$1,599,078	$552,231	$110,153	$2,261,462	**

**	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $502,741,000.

We recorded the following pre-tax amounts, by operating segment, for depreciation and amortization in the accompanying consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2015	2014
North America	$7,641	$7,672
EMEA	1,685	2,177
APAC	216	177

Total	$9,542	$10,026

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

Consolidated net sales increased less than 1% to $1.22 billion in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The strengthening of the U.S. dollar compared to the Euro, British Pound Sterling, Australian dollar and Canadian dollar in recent months has notably affected our U.S. dollar reported results when compared to the same period last year. Excluding the effects of changes in currency exchange rates, consolidated net sales increased 6% year over year in the first quarter of 2015 compared to the first quarter of 2014, with growth reported in each of our operating segments. Consolidated gross profit decreased 1% year to year to $161.8 million in U.S. dollar terms, but increased 4% excluding the effects of foreign currency movements. Gross margin decreased approximately 20 basis points year to year to 13.3%, driven primarily by lower product margin due to business and client mix transacted during the quarter, primarily in North America and EMEA, partly offset by increased sales of higher margin services during the first quarter of 2015. Our consolidated results of operations for the first quarter of 2015 also include severance expense, net of adjustments, totaling $723,000, $556,000 net of tax, compared to $337,000, $224,000 net of tax, recorded during the first quarter of 2014. All of this resulted in a 3% year to year decrease in earnings from operations. On a consolidated basis, we reported earnings from operations of $20.3 million, net earnings of $11.0 million and diluted earnings per share of $0.27 for the first quarter of 2015. This compares to earnings from operations of $21.0 million, net earnings of $11.6 million and diluted earnings per share of $0.28 for the first quarter of 2014.

Throughout the “Quarterly Overview” and “Results of Operations” sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we refer to changes in net sales, gross profit and selling and administrative expenses on a consolidated basis and in EMEA and APAC excluding the effects of foreign currency movements. In computing these change amounts and percentages, we compare the current period amount as translated into U.S. dollars under the applicable accounting standards to the prior period amount in local currency translated into U.S. dollars utilizing the weighted average translation rate for the current period.

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

As previously disclosed, our largest software partner made changes to its channel incentive program beginning in October 2013. The remaining changes are effective as client contracts are scheduled to renew in 2015. We expect the adverse effect of these program changes on gross profit in the software category to be between $5 and $10 million in 2015.

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

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). For a summary of significant accounting policies, see Note 1 to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results, however, may differ from estimates we have made. Members of our senior management have discussed the critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

There have been no changes to the items disclosed as critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

The following table sets forth for the periods presented certain financial data as a percentage of net sales for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Net sales	100.0%	100.0%
Costs of goods sold	86.7	86.5

Gross profit	13.3	13.5
Selling and administrative expenses	11.5	11.7
Severance and restructuring expenses	0.1	<0.1

Earnings from operations	1.7	1.7
Non-operating expense, net	0.2	0.1

Earnings before income taxes	1.5	1.6
Income tax expense	0.6	0.6

Net earnings	0.9%	1.0%

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

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Net Sales. Net sales for the three months ended March 31, 2015 increased less than 1% compared to the three months ended March 31, 2014 to $1.22 billion. Our net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended March 31,		%
	2015	2014	Change
North America	$822,709	$780,682	5%
EMEA	354,842	387,943	(9%)
APAC	42,128	45,905	(8%)

Consolidated	$1,219,679	$1,214,530	—

Net sales in North America increased 5%, or $42.0 million, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Net sales of hardware, software and services increased 3%, 5% and 28%, respectively, year over year. Net sales in the hardware category were up due to higher sales of data center solutions, primarily in the networking and server categories, which more than offset softening demand for client devices, in the first quarter of 2015. Net software sales comparisons reflect higher sales of business productivity and security solutions, with higher spending by enterprise and public sector clients, particularly federal government and state and local government clients, year over year. The increase in services sales was driven by more consulting services engagements and multi-site deployments in the first quarter of 2015 compared to the first quarter last year.

Net sales in EMEA decreased 9%, or $33.1 million, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Excluding the effects of foreign currency movements, net sales increased 6% compared to the first quarter of last year. Net sales of hardware and software decreased 4% and 13%, respectively, while net sales of services increased 35% compared to the first quarter of 2014, all in U.S. dollars. Excluding the effects of foreign currency movements, hardware, software and services net sales increased 7%, 3% and 58%, respectively, compared to the first quarter of last year. The increase in hardware net sales was due primarily to higher volume in sales with our corporate and public sector clients, with year over year growth most notably in the server and storage hardware category. The increase in software net sales (excluding the effects of foreign currency movements) was driven by higher volume with our public sector and service provider clients, primarily for business productivity solutions. The increase in services net sales was due primarily to increased sales of cloud solutions and partner delivered third-party services to new and existing clients across the region.

Net sales in APAC decreased 8%, or $3.8 million, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Excluding the effects of foreign currency movements, net sales increased 3% compared to the first quarter of last year. The increase primarily resulted from increased volume to new and existing clients during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

The percentage of net sales by category for North America, EMEA and APAC were as follows for the three months ended March 31, 2015 and 2014:

	North America		EMEA		APAC
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
Sales Mix	2015	2014	2015	2014	2015	2014
Hardware	61%	63%	41%	39%	5%	4%
Software	32%	31%	56%	59%	92%	93%
Services	7%	6%	3%	2%	3%	3%

	100%	100%	100%	100%	100%	100%

Gross Profit. Gross profit for the three months ended March 31, 2015 decreased 1% compared to the three months ended March 31, 2014, with gross margin decreasing approximately 20 basis points to 13.3% for the three months ended March 31, 2015 compared to 13.5% for the three months ended March 31, 2014. Our gross profit and gross profit as a percentage of net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended March 31,
	2015	% of Net Sales	2014	% of Net Sales
North America	$111,516	13.6%	$107,413	13.8%
EMEA	44,811	12.6%	49,321	12.7%
APAC	5,486	13.0%	7,011	15.3%

Consolidated	$161,813	13.3%	$163,745	13.5%

North America’s gross profit for the three months ended March 31, 2015 increased 4% compared to the three months ended March 31, 2014. As a percentage of net sales, gross margin decreased approximately 20 basis points to 13.6% for the first quarter of 2015 from 13.8% in the first quarter of 2014. The decrease was primarily attributable to a 21 basis point decrease in fees earned on sales of enterprise software agreements compared to last year. We did see a 15 basis point improvement in gross margin in North America resulting from an increase in higher margin services sales, but this increase was partially offset by an 11 basis point decrease in hardware product margin year to year due to business mix transacted in the quarter.

EMEA’s gross profit decreased 9% in U.S. dollars for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, due primarily to the unfavorable effects of changes in foreign currency exchange rates year over year. Excluding the effects of foreign currency movements, gross profit increased 5% compared to the first quarter of last year. Gross margin declined approximately 10 basis points to 12.6% for the first quarter of 2015 from 12.7% in the first quarter of 2014. A net decrease in product margin, which includes vendor funding and freight, of 94 basis points was driven by decreases in software product margins and decreases in partner funding resulting from partner program changes year to year. The net decrease in product margin was offset partially by an increase in gross margin from a higher volume of sales of services of 70 basis points and an increase in margin resulting from higher fees from enterprise software agreements of 10 basis points due to increased volume.

APAC’s gross profit decreased 22% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, with gross margin decreasing to 13.0% for the three months ended March 31, 2015, compared to 15.3% for the three months ended March 31, 2014. Excluding the effects of foreign currency movements, gross profit decreased 13% compared to the first quarter of last year. The decline in gross margin in the first quarter of 2015 compared to the first quarter of 2014 was due primarily to lower fees from enterprise software agreements and lower margins on software sales transactions during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Operating Expenses.

Selling and Administrative Expenses. Selling and administrative expenses decreased $1.6 million, or 1%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Our selling and administrative expenses as a percent of net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended March 31,
	2015	% of Net Sales	2014	% of Net Sales
North America	$92,402	11.2%	$89,181	11.4%
EMEA	42,757	12.0%	47,105	12.1%
APAC	5,637	13.4%	6,143	13.4%

Consolidated	$140,796	11.5%	$142,429	11.7%

North America’s selling and administrative expenses increased 4%, or $3.2 million, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 but decreased approximately 20 basis points year to year as a percentage of net sales to 11.2%. Salaries and wages and contract labor increased $3.9 million year over year due to investments in sales and services personnel, and variable compensation increased $1.8 million as a result of improved net sales and gross profit performance year over year. These increases were offset partially by a reduction in teammate-related expenses, which decreased $2.0 million year to year due primarily to a reduction in healthcare benefit costs during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The reduction in healthcare benefits largely resulted from a change in the Company’s discretionary contributions to our teammates’ health savings accounts. The reduction in costs is not expected to recur in future periods.

EMEA’s selling and administrative expenses decreased 9%, or $4.3 million, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 and decreased approximately 10 basis points year to year as a percentage of net sales to 12.0%. Excluding the effects of foreign currency movements, selling and administrative expenses increased 5% compared to the first quarter of last year. The increase was primarily driven by higher salaries and wages from investments in sales headcount.

APAC’s selling and administrative expenses decreased 8%, or $506,000, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, remaining consistent as a percentage of net sales year over year at 13.4%. Excluding the effects of foreign currency movements, selling and administrative expenses increased 3% compared to the first quarter of last year. The increase was primarily driven by higher salaries and wages from investments in headcount.

Severance and Restructuring Expenses. During the three months ended March 31, 2015, North America and EMEA recorded severance expense, net of adjustments, of approximately $405,000 and $318,000, respectively. Comparatively, during the three months ended March 31, 2014, North America and EMEA recorded severance expense, net of adjustments, of approximately $77,000 and $260,000, respectively.

Non-Operating (Income) Expense.

Interest Income. Interest income for the three months ended March 31, 2015 and 2014 was generated from interest earned on cash and cash equivalent bank balances. The decrease in interest income year to year was primarily due to lower average interest-bearing cash and cash equivalent balances and lower interest rates earned on such balances during the three months ended March 31, 2015.

Interest Expense. Interest expense for the three months ended March 31, 2015 and 2014 primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facility. Interest expense for the three months ended March 31, 2015 increased 19%, or $280,000, compared to the three months

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

ended March 31, 2014. This increase was due primarily to higher average daily balances on our debt facilities in the 2015 periods. Imputed interest under our inventory financing facility was $826,000 for the three months ended March 31, 2015, compared to $552,000 for the three months ended March 31, 2014. For a description of our various financing facilities, see Note 3 to our Consolidated Financial Statements in Part I, Item 1 of this report.

Net Foreign Currency Exchange Gains/Losses. These gains/losses result from foreign currency transactions, including foreign currency derivative contracts and intercompany balances that are not considered long-term in nature. The change in net foreign currency exchange gains/losses is due primarily to the underlying changes in the applicable exchange rates, mitigated by our use of foreign exchange forward contracts to partially offset the effects of fluctuations in foreign currencies on certain of our non-functional currency assets and liabilities.

Other Expense, Net. Other expense, net, consists primarily of bank fees associated with our cash management activities.

Income Tax Expense. Our effective tax rate for the three months ended March 31, 2015 was 38.4% compared to 39.3% for the three months ended March 31, 2014. The decrease in our effective tax rate for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was due primarily to lower taxes on earnings in foreign jurisdictions.

Liquidity and Capital Resources

The following table sets forth certain consolidated cash flow information for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$20,818	$66,033
Net cash used in investing activities	(3,194)	(2,018)
Net cash provided by (used in) financing activities	15,910	(10,749)
Foreign currency exchange effect on cash and cash equivalent balances	(11,932)	781

Increase in cash and cash equivalents	21,602	54,047
Cash and cash equivalents at beginning of period	164,524	126,817

Cash and cash equivalents at end of period	$186,126	$180,864

Cash and Cash Flow

Our primary uses of cash during the three months ended March 31, 2015 were to fund working capital requirements, to repurchase shares of our common stock and for capital expenditures. Operating activities provided $20.8 million in cash for the three months ended March 31, 2015, a 68% decrease from the three months ended March 31, 2014. We repurchased $38.6 million of our common stock in open market transactions. We had combined net borrowings on our long-term debt facilities of $33.5 million and net borrowings under our inventory financing facility of $22.5 million during the three months ended March 31, 2015. Capital expenditures were $3.2 million in the three months ended March 31, 2015, a 58% increase over the prior year period, reflecting higher IT and facility-related investments year over year. Cash and cash equivalent balances in the three months ended March 31, 2015 were negatively affected by $11.9 million as a result of foreign currency exchange rates, compared to a positive effect of $781,000 in the prior year period.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Net cash provided by operating activities. Cash flows from operations for the three months ended March 31, 2015 and 2014 reflect our net earnings, adjusted for non-cash items such as depreciation, amortization, stock-based compensation expense and write-offs and write-downs of assets, as well as changes in asset and liability balances. In both periods, the decreases in accounts receivable and accounts payable can be primarily attributed to the seasonal decrease in net sales from the fourth quarter to the first quarter, which results in lower accounts receivable and accounts payable balances as of March 31, compared to December 31. For both periods, the increase in inventories is primarily attributable to an increase in inventory levels at March 31, to support specific client engagements. The decrease in accrued expenses and other liabilities in both periods is primarily attributable to decreases in accrued VAT and sales taxes as of March 31, compared to December 31, due to the relative timing of related payments and to the reclassification of certain long-term liabilities to accounts payable as of March 31, compared to December 31, as amounts became payable to partners under their contractual terms.

Our consolidated cash flow operating metrics for the quarters ended March 31, 2015 and 2014 were as follows:

	2015	2014
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	77	80
Days inventory outstanding (“DIOs”) (b)	11	9
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(63)	(65)

Cash conversion cycle (days) (d)	25	24

(a)	Calculated as the balance of accounts receivable, net at the end of the quarter divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 90 days.
(b)	Calculated as average inventories (excluding inventories not available for sale) divided by daily costs of goods sold. Average inventories is calculated as the sum of the balances of inventories at the beginning of the quarter plus inventories at the end of the quarter divided by two. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 90 days.
(c)	Calculated as the balances of accounts payable – trade and accounts payable – inventory financing facility at the end of the quarter divided by daily costs of goods sold. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 90 days.
(d)	Calculated as DSOs plus DIOs, less DPOs.

Our cash conversion cycle was 25 days in the first quarter ended March 31, 2015, up one day from the first quarter of 2014. The increase resulted from a two day increase in DIOs period over period due to an increase in current inventory levels to support multi-site deployment engagements to be completed in future periods, partially offset by the net effect of a three day decrease in DSOs and a two day decrease in DPOs period to period due to the relative timing of client receipts and supplier payments during the respective quarters.

We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms we grant to our clients in order to take advantage of supplier discounts. We intend to use cash generated in the remainder of 2015 in excess of working capital needs to repurchase shares of our common stock and support our capital expenditures for the year. We also may use cash to fund potential small acquisitions to add select capabilities.

Net cash used in investing activities. Capital expenditures were $3.2 million and $2.0 million for the three months ended March 31, 2015 and 2014, respectively. We expect capital expenditures for the full year 2015 to be between $10.0 million and $15.0 million, primarily for technology and facility related upgrade projects.

Net cash used in financing activities. During the three months ended March 31, 2015 and 2014, we repurchased $38.6 million and $26.7 million, respectively, of our common stock in open market transactions. These repurchases were part of programs previously approved by our Board of Directors in October 2013, October 2014 and February 2015. All shares repurchased were immediately retired. During the three months ended March 31, 2015, we had net combined borrowings on our long-term debt under our revolving facility and our ABS facility that increased our outstanding debt balance by $33.5 million, and we had net borrowings of

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

$22.5 million under our inventory financing facility during the period. During the three months ended March 31, 2014, we had net combined borrowings on our long-term debt under our revolving facility and our ABS facility that increased our outstanding debt balance by $22.5 million, and we had net repayments of $7.2 million under our inventory financing facility during the period.

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our revolving facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization and (iv) non-cash stock-based compensation (“adjusted earnings”). The maximum leverage ratio permitted under the agreements is 2.75 times trailing twelve-month adjusted earnings. We anticipate that we will be in compliance with our maximum leverage ratio requirements over the next four quarters. However, a significant drop in the Company’s adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below the Company’s consolidated facility maximum amount. Based on the maximum leverage ratio as of March 31, 2015, the Company’s aggregate debt balance that could have been outstanding under our revolving facility and our ABS facility was reduced from the maximum borrowing capacity of $550.0 million to $494.2 million, of which $94.5 million was outstanding at March 31, 2015. Our debt balance as of March 31, 2015 was $96.7 million, including our capital lease obligation for certain IT equipment and other financing agreements with financial intermediaries to facilitate the purchase of products from certain vendors. As of March 31, 2015, the current portion of our long-term debt relates solely to our capital lease and other financing obligations.

Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the U.S. We do not provide for U.S. income taxes on the undistributed earnings of those of our foreign subsidiaries where earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. As of March 31, 2015, we had approximately $161.0 million in cash and cash equivalents in certain of our foreign subsidiaries where we consider undistributed earnings of these foreign subsidiaries to be indefinitely reinvested. As of March 31, 2015, the majority of our foreign cash resides in the Netherlands, Canada, and Australia. Certain of these cash balances will be remitted to the U.S. by paying down intercompany payables generated in the ordinary course of business. This repayment would not change our policy to indefinitely reinvest earnings of our foreign subsidiaries. We intend to use undistributed earnings for general business purposes in the foreign jurisdictions as well as to fund our capital expenditures and potential acquisitions.

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

Off-Balance Sheet Arrangements

We have entered into off-balance sheet arrangements, which include indemnifications. The indemnifications are discussed in Note 10 to the Consolidated Financial Statements in Part I, Item 1 of this report and that discussion is incorporated by reference herein. We believe that none of our off-balance sheet arrangements have, or are reasonably likely to have, a material current or future effect on our business, financial condition or results of operations.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Recently Issued Accounting Standards

The information contained in Note 1 to the Consolidated Financial Statements in Part I, Item 1 of this report concerning a description of recently issued accounting standards which affect or may affect our financial statements, including our expected dates of adoption and the estimated effects on our results of operations and financial condition, is incorporated by reference herein.

Contractual Obligations

There have been no material changes in our reported contractual obligations, as described under “Contractual Obligations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

INSIGHT ENTERPRISES, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Other than the change in our open foreign currency forward contracts reflected below, there have been no material changes in our reported market risks, as described in “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014.

The following table summarizes our open foreign currency forward contracts held at March 31, 2015. All U.S. dollar and foreign currency amounts (Euros and British Pounds Sterling) are presented in thousands.

	Buy	Buy
Foreign Currency	EUR	GBP
Foreign Amount	4,550	13,432
USD Equivalent	$5,000	$20,000
Weighted Average Maturity	Less than 1 month	Less than 1 month

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and determined that as of March 31, 2015 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.

INSIGHT ENTERPRISES, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended March 31, 2015.

We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future. Our senior revolving credit facility contains restrictions on the payment of cash dividends.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 through January 31, 2015	262,446	$24.66	262,446	$10,371,000
February 1, 2015 through February 28, 2015	376,511	25.32	376,511	75,837,000
March 1, 2015 through March 31, 2015	829,261	27.20	829,261	53,284,000

Total	1,468,218	$26.26	1,468,218

On October 29, 2014, we announced that our Board of Directors had authorized the repurchase of up to $25 million of our common stock, of which approximately $16,843,000 remained available at December 31, 2014. On February 11, 2015, we announced that our Board of Directors had authorized the repurchase of an additional $75 million of our common stock. Repurchases during the quarter ended March 31, 2015 are reflected in the table above. There is no stated expiration date for our current share repurchase plan. Any share repurchases may be made on the open market, through block trades, through 10b5-1 plans or otherwise. The amount of shares purchased and the timing of the purchases will be based on working capital requirements, general business conditions and other factors. We intend to retire the repurchased shares. All shares repurchased during the three months ended March 31, 2015 have been retired.

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

Date: May 6, 2015	INSIGHT ENTERPRISES, INC.

	By:	/s/ Kenneth T. Lamneck
Kenneth T. Lamneck
President and Chief Executive Officer
(Duly Authorized Officer)

	By:	/s/ Glynis A. Bryan
Glynis A. Bryan
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Dana A. Leighty
Dana A. Leighty
Vice President, Finance
(Principal Accounting Officer)