Form 10-Q
period 2015-06-30
INSIGHT ENTERPRISES INC
filed 2015-07-30
CIK 932696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

The number of shares outstanding of the issuer’s common stock as of July 24, 2015 was 37,089,910.

INSIGHT ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q

Three Months Ended June 30, 2015

INSIGHT ENTERPRISES, INC.

FORWARD-LOOKING INFORMATION

Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect net sales, gross profit, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows; our working capital needs; the expected effects of partner program changes; the expected effects of seasonality on our business; our intentions concerning the payment of dividends; projections of capital expenditures in 2015; the sufficiency of our capital resources and the availability of financing and our needs or plans relating thereto; the effect of new accounting principles or changes in accounting policies; the effect of indemnification obligations; statements related to accounting estimates; the effects of ongoing and threatened litigation; our intention not to repatriate certain foreign undistributed earnings where management considers those earnings to be reinvested indefinitely and plans for the use of such cash; the sufficiency of our domestic cash flows to fund domestic operations and cash commitments; our plans to use cash flow from operations for working capital, to make capital expenditures, to pay down debt balances, and to fund acquisitions; our exposure to off-balance sheet arrangements; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following, which are discussed in “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014:

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

Additionally, there may be other risks that are otherwise described from time to time in the reports that we file with the Securities and Exchange Commission. Any forward-looking statements in this report should be considered in light of various important factors, including the risks and uncertainties listed above, as well as others. We assume no obligation to update, and, except as may be required by law, do not intend to update any forward-looking statements. We do not endorse any projections regarding future performance that may be made by third parties.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$175,508	$164,524
Accounts receivable, net of allowance for doubtful accounts of $18,555 and $19,336, respectively	1,459,277	1,309,209
Inventories	170,298	122,573
Inventories not available for sale	44,351	45,261
Deferred income taxes	13,748	13,385
Other current assets	71,643	62,920

Total current assets	1,934,825	1,717,872
Property and equipment, net of accumulated depreciation and amortization of $282,482 and $269,394, respectively	96,361	104,181
Goodwill	26,257	26,257
Intangible assets, net of accumulated amortization of $89,771 and $86,053, respectively	17,863	23,567
Deferred income taxes	57,956	58,620
Other assets	19,333	17,626

	$2,152,595	$1,948,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$1,069,354	$819,916
Accounts payable—inventory financing facility	150,952	122,781
Accrued expenses and other current liabilities	138,336	144,561
Current portion of long-term debt	1,400	766
Deferred revenue	50,473	50,904

Total current liabilities	1,410,515	1,138,928
Long-term debt	51,291	62,535
Deferred income taxes	702	940
Other liabilities	24,712	24,489

	1,487,220	1,226,892

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 37,283 shares at June 30, 2015 and 40,147 shares at December 31, 2014 issued and outstanding	373	401
Additional paid-in capital	314,126	337,167
Retained earnings	373,578	396,992
Accumulated other comprehensive loss – foreign currency translation adjustments	(22,702)	(13,329)

Total stockholders’ equity	665,375	721,231

	$2,152,595	$1,948,123

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$1,424,031	$1,417,897	$2,643,710	$2,632,427
Costs of goods sold	1,232,616	1,223,298	2,290,482	2,274,083

Gross profit	191,415	194,599	353,228	358,344
Operating expenses:
Selling and administrative expenses	148,004	147,810	288,800	290,239
Severance and restructuring expenses	372	310	1,095	647

Earnings from operations	43,039	46,479	63,333	67,458
Non-operating (income) expense:
Interest income	(192)	(333)	(346)	(582)
Interest expense	1,718	1,501	3,456	2,959
Net foreign currency exchange loss	20	461	633	957
Other expense, net	281	443	612	692

Earnings before income taxes	41,212	44,407	58,978	63,432
Income tax expense	15,713	17,158	22,528	24,633

Net earnings	$25,499	$27,249	$36,450	$38,799

Net earnings per share:
Basic	$0.67	$0.67	$0.94	$0.94

Diluted	$0.67	$0.66	$0.93	$0.93

Shares used in per share calculations:
Basic	38,067	40,951	38,870	41,292

Diluted	38,326	41,228	39,160	41,573

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net earnings	$25,499	$27,249	$36,450	$38,799
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7,509	4,548	(9,373)	4,477

Total comprehensive income	$33,008	$31,797	$27,077	$43,276

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net earnings	$36,450	$38,799
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19,001	20,781
Non-cash real estate impairment	—	4,558
Provision for losses on accounts receivable	1,962	2,344
Write-downs of inventories	1,473	845
Write-off of property and equipment	—	487
Non-cash stock-based compensation	4,627	3,684
Excess tax benefit from employee gains on stock-based compensation	(543)	(423)
Deferred income taxes	94	(422)
Changes in assets and liabilities:
Increase in accounts receivable	(167,600)	(61,142)
Increase in inventories	(48,376)	(34,696)
Increase in other current assets	(9,447)	(7,884)
(Increase) decrease in other assets	(2,095)	6,987
Increase in accounts payable	263,120	133,294
(Decrease) increase in deferred revenue	(438)	9,883
Decrease in accrued expenses and other liabilities	(1,904)	(13,380)

Net cash provided by operating activities	96,324	103,715

Cash flows from investing activities:
Purchases of property and equipment	(6,552)	(5,342)

Net cash used in investing activities	(6,552)	(5,342)

Cash flows from financing activities:
Borrowings on senior revolving credit facility	243,910	218,492
Repayments on senior revolving credit facility	(227,410)	(234,992)
Borrowings on accounts receivable securitization financing facility	781,100	392,000
Repayments on accounts receivable securitization financing facility	(808,100)	(417,000)
Borrowings under other financing agreements	—	2,002
Payments on capital lease obligation	(110)	(108)
Net borrowings (repayments) under inventory financing facility	28,171	(6,557)
Payment of deferred financing fees	—	(200)
Excess tax benefit from employee gains on stock-based compensation	543	423
Payment of payroll taxes on stock-based compensation through shares withheld	(2,117)	(1,624)
Repurchases of common stock	(85,951)	(29,652)

Net cash used in financing activities	(69,964)	(77,216)

Foreign currency exchange effect on cash and cash equivalent balances	(8,824)	1,953

Increase in cash and cash equivalents	10,984	23,110
Cash and cash equivalents at beginning of period	164,524	126,817

Cash and cash equivalents at end of period	$175,508	$149,927

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2015, our results of operations for the three and six months ended June 30, 2015 and 2014 and our cash flows for the six months ended June 30, 2015 and 2014. The consolidated balance sheet as of December 31, 2014 was derived from the audited consolidated balance sheet at such date. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).

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

Recently Issued Accounting Standards

On April 7, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Interest–Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost.” ASU 2015-03 is designed to simplify presentation of debt issuance costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amortization of debt

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

issuance costs also shall be reported as interest expense. ASU 2015-03 is effective for the fiscal year beginning after December 15, 2015, including interim reporting periods within that reporting period. Early adoption is permitted for financial statements that have not been previously issued and retrospective application is required for each balance sheet presented. The new standard is not expected to have a material effect on our financial statements.

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which amends the existing accounting standards for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The original effective date for ASU 2014-09 would have required the Company to adopt the new standard beginning in its first quarter of 2017. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the mandatory effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, the Company may adopt the standard in either its first quarter of 2017 or 2018. An entity may choose to adopt the new standard either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the new standard. We are in the process of determining the timing of our adoption and the effect that the adoption will have on our consolidated financial statements. We have not yet selected our planned transition approach.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net earnings	$25,499	$27,249	$36,450	$38,799

Denominator:
Weighted average shares used to compute basic EPS	38,067	40,951	38,870	41,292
Dilutive potential common shares due to dilutive restricted stock units, net of tax effect	259	277	290	281

Weighted average shares used to compute diluted EPS	38,326	41,228	39,160	41,573

Net earnings per share:
Basic	$0.67	$0.67	$0.94	$0.94

Diluted	$0.67	$0.66	$0.93	$0.93

There were no anti-dilutive restricted stock units for the three and six months ended June 30, 2015. For the three and six months ended June 30, 2014, 1,000 and 31,000, respectively, of our restricted stock units were not included in the diluted EPS calculations because their inclusion would have been anti-dilutive. These share-based awards could be dilutive in the future.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3. Debt, Inventory Financing Facility, Capital Lease and Other Financing Obligations

Debt

Our long-term debt consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Senior revolving credit facility	$16,500	$—
Accounts receivable securitization financing facility	34,000	61,000
Capital lease and other financing obligations	2,191	2,301

Total	52,691	63,301
Less: current portion of capital lease and other financing obligations	(1,400)	(766)
Less: current portion of revolving credit facilities	—	—

Long-term debt	$51,291	$62,535

Our senior revolving credit facility (“revolving facility”) has an aggregate U.S. dollar equivalent maximum borrowing capacity of $350,000,000 and matures on April 26, 2017. The balance outstanding at June 30, 2015 was borrowed under the prime rate option at 3.25% per annum. See “Debt Covenants” below for a discussion of our aggregate maximum borrowing capacity.

Our accounts receivable securitization financing facility (the “ABS facility”) has a maximum borrowing capacity of $200,000,000 and matures on June 30, 2017. While the ABS facility has a stated maximum amount, the actual availability under the ABS facility is limited by the quantity and quality of the underlying accounts receivable. Under the ABS facility, the floating interest rate applicable at June 30, 2015 was 1.09% per annum. As of June 30, 2015, qualified receivables were sufficient to permit access to the full $200,000,000 facility amount, of which $34,000,000 was outstanding. See “Debt Covenants” below for a discussion of our aggregate maximum borrowing capacity.

Debt Covenants

Our revolving facility and our ABS facility contain various covenants customary for transactions of this type, including limitations on the payment of dividends and the requirement that we comply with maximum leverage, minimum fixed charge and minimum asset coverage ratio requirements and meet monthly, quarterly and annual reporting requirements. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified time period. At June 30, 2015, we were in compliance with all such covenants. Further, the terms of the ABS facility identify various circumstances that would result in an amortization event under the facility that affords the lenders specified remedies upon the occurrence and during the continuation of such an event. At June 30, 2015, no such amortization event had occurred.

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our revolving facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of our trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization and (iv) non-cash stock-based compensation (“adjusted earnings”). The maximum leverage ratio permitted under the facilities is 2.75 times trailing twelve-month adjusted earnings. A significant drop in our adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below our consolidated maximum facility amount. Based on our maximum leverage ratio as of June 30, 2015, our aggregate debt balance that could have been outstanding under our revolving facility and our ABS facility was reduced from the maximum borrowing capacity of $550,000,000 to $470,378,000, of which $50,500,000 was outstanding at June 30, 2015.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Inventory Financing Facility

Our inventory financing facility matures on April 26, 2017 and, effective July 2, 2015, was amended to increase our maximum borrowing capacity from $200,000,000 to $250,000,000, of which $150,952,000 was outstanding at June 30, 2015.

Capital Lease and Other Financing Obligations

The present value of minimum lease payments under our capital lease, which expires on December 31, 2016, is included in our current and long-term debt balances as summarized in the table above.

From time to time, we also enter into other financing agreements with financial intermediaries to facilitate the purchase of products from certain vendors. At June 30, 2015 and December 31, 2014, amounts owed under other financing agreements of $1,852,000, which are payable in installments through August 2016, are included in our current and long-term debt balances as summarized in the table above.

4. Severance and Restructuring Activities

During the three and six months ended June 30, 2015, we recorded severance expense associated with the realignment of certain roles and responsibilities.

The following table details the activity related to resource actions for the six months ended June 30, 2015 and the outstanding obligations as of June 30, 2015 (in thousands):

	North America	EMEA	Consolidated
Balances at December 31, 2014	$857	$2,971	$3,828
Severance costs, net of adjustments	255	840	1,095
Cash payments	(867)	(1,681)	(2,548)
Foreign currency translation adjustments	(22)	(229)	(251)

Balances at June 30, 2015	$223	$1,901	$2,124

Adjustments were recorded as a reduction to severance and restructuring expense in North America and EMEA of $414,000 and $164,000, respectively, in the six months ended June 30, 2015, due to changes in estimates.

The remaining outstanding obligations are expected to be paid during the next 12 months and, therefore, are included in accrued expenses and other current liabilities.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5. Stock-Based Compensation

By operating segment, we recorded the following pre-tax amounts for stock-based compensation, net of estimated forfeitures, related to restricted stock units (“RSUs”) in selling and administrative expenses in our consolidated financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
North America	$1,724	$1,478	$3,455	$2,839
EMEA	484	383	986	718
APAC	96	65	186	127

Total Consolidated	$2,304	$1,926	$4,627	$3,684

As of June 30, 2015, total compensation cost not yet recognized related to nonvested RSUs is $18,691,000, which is expected to be recognized over the next 1.41 years on a weighted-average basis.

The following table summarizes our RSU activity during the six months ended June 30, 2015:

	Number	Weighted Average Grant Date Fair Value	Fair Value
Nonvested at January 1, 2015	888,967	$22.06
Granted(a)	419,549	26.26
Vested, including shares withheld to cover taxes	(322,564)	21.58	$8,586,951	(c)

Forfeited	(29,196)	22.40

Nonvested at June 30, 2015(b)	956,756	24.06	$28,616,572	(d)

Expected to vest	853,517		$25,528,693	(d)

(a)	Includes 131,389 RSUs subject to remaining performance conditions. The number of RSUs ultimately awarded under the performance-based RSUs varies based on whether we achieve certain financial results for 2015.
(b)	Includes 129,473 nonvested RSUs subject to remaining performance conditions. During the six months ended June 30, 2015, 1,916 RSUs subject to performance conditions were forfeited prior to the satisfaction of the performance condition and the completion of the related requisite service period.
(c)	The fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.
(d)	The aggregate fair value represents the total pre-tax fair value, based on our closing stock price of $29.91 as of June 30, 2015, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

6. Impairment Loss on Assets Held for Sale

In November 2014, we relocated our sales and administrative operations that were housed in the property that we own in Bloomingdale, Illinois. The property is classified as a held for sale asset, which is included in other current assets in the accompanying consolidated balance sheets as of June 30, 2015 and December 31, 2014. During the second quarter of 2014, our North America operating segment recorded non-cash charges of $5,178,000, consisting of an impairment loss of $4,558,000 and accelerated depreciation of $620,000, to reduce the carrying amount of the related assets to their estimated fair value less costs to sell. The estimated fair market value was derived from Level 2 fair value inputs (observable market based inputs or unobservable inputs that are corroborated by market data), which included a current market analysis indicating the price per square foot of previous sale transactions involving comparable property in the Bloomingdale area. The charges are included in selling and administrative expenses in the accompanying consolidated statement of operations for the three and six months ended June 30, 2014.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7. Income Taxes

Our effective tax rate for the three and six months ended June 30, 2015 was 38.1% and 38.2%, respectively. For the three and six months ended June 30, 2015, our effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to state income taxes, net of federal benefit. Additionally, the effect of lower taxes on earnings in foreign jurisdictions was offset partially by higher losses in certain foreign jurisdictions in the 2015 periods, resulting in an increase in the valuation allowance for deferred tax assets related to these foreign operating losses.

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

As of June 30, 2015 and December 31, 2014, we had approximately $4,536,000 and $4,306,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $413,000 and $336,000, respectively, related to accrued interest.

Several of our subsidiaries are currently under audit for tax years 2006 through 2013. Although the timing of the resolutions and/or closures of audits is highly uncertain, it is reasonably possible that the examination phase of these audits may be concluded within the next 12 months which could significantly increase or decrease the balance of our gross unrecognized tax benefits. Based on the status of the various examinations in multiple jurisdictions, however, an estimate of the range of reasonably possible outcomes cannot be made at this time, but the estimated effect on our income tax expense and net earnings is not expected to be significant.

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

Our derivative financial instruments as of June 30, 2015 were not material. The effect of our derivative financial instruments on our results of operations during the three months ended June 30, 2015 and 2014 were gains of $983,000 and $117,000, respectively, and during the six months ended June 30, 2015 and 2014 were a gain of $36,000 and a loss of $108,000, respectively. These amounts are reported within the net foreign currency exchange loss line item in our consolidated statements of operations.

9. Fair Value Measurements

As of June 30, 2015, we have no non-financial assets or liabilities that are measured and recorded at fair value on a recurring basis, and our other financial assets or liabilities generally consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities. The estimated fair values of our cash and cash equivalents approximate their carrying values and are determined based on quoted prices in active markets for identical assets (Level 1). The fair values of the other financial assets and liabilities are based on the values that would be received or paid in an orderly transaction between market participants and approximate their carrying values due to their nature and short duration.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10. Share Repurchase Programs

In October 2013, October 2014 and February 2015, our Board of Directors authorized share repurchase programs of $50,000,000, $25,000,000 and $75,000,000, respectively. During the six months ended June 30, 2015, we purchased 3,106,528 shares of our common stock on the open market at a total cost of approximately $85,951,000 (an average price of $27.67 per share). All shares repurchased were retired. In early July 2015, we completed repurchases using the remaining $5,892,000 available under our share repurchase programs, and all shares repurchased were retired.

During the comparative six months ended June 30, 2014, we purchased 1,272,299 shares of our common stock on the open market at a total cost of approximately $29,652,000 (an average price of $23.31 per share). All shares repurchased were retired.

11. Commitments and Contingencies

Contractual

In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of June 30, 2015, we had an immaterial amount of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse the surety company.

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

Management believes that payments, if any, related to these indemnifications are not probable at June 30, 2015. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

12. Segment Information

We operate in three reportable geographic operating segments: North America; EMEA; and APAC. Our offerings in North America and select countries in EMEA include hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are largely software and select software-related services. Net sales by product or service type for North America, EMEA and APAC were as follows for the three and six months ended June 30, 2015 and 2014 (in thousands):

	North America		EMEA		APAC
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
Sales Mix	2015	2014	2015	2014	2015	2014
Hardware	$587,563	$527,187	$121,410	$139,423	$3,651	$4,043
Software	326,192	310,838	250,055	297,014	59,356	74,915
Services	64,895	51,227	9,161	10,420	1,748	2,830

	$978,650	$889,252	$380,626	$446,857	$64,755	$81,788

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

	North America		EMEA		APAC
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
Sales Mix	2015	2014	2015	2014	2015	2014
Hardware	$1,092,815	$1,015,597	$267,394	$291,277	$5,577	$5,634
Software	584,684	557,009	448,515	525,429	98,178	117,734
Services	123,860	97,328	19,559	18,094	3,128	4,325

	$1,801,359	$1,669,934	$735,468	$834,800	$106,883	$127,693

All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments and on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the three or six months ended June 30, 2015 or 2014.

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

The tables below present information about our reportable operating segments as of and for the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30, 2015
	North America	EMEA	APAC	Consolidated
Net sales	$978,650	$380,626	$64,755	$1,424,031
Costs of goods sold	850,434	327,811	54,371	1,232,616

Gross profit	128,216	52,815	10,384	191,415
Operating expenses:
Selling and administrative expenses	99,033	42,754	6,217	148,004
Severance and restructuring expenses	(150)	522	—	372

Earnings from operations	$29,333	$9,539	$4,167	$43,039

Total assets at period end	$2,019,482	$602,410	$172,308	$2,794,200	*

*	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $641,605,000.

	Three Months Ended June 30, 2014
	North America	EMEA	APAC	Consolidated
Net sales	$889,252	$446,857	$81,788	$1,417,897
Costs of goods sold	764,214	390,771	68,313	1,223,298

Gross profit	125,038	56,086	13,475	194,599
Operating expenses:
Selling and administrative expenses	94,558	46,030	7,222	147,810
Severance and restructuring expenses	(14)	215	109	310

Earnings from operations	$30,494	$9,841	$6,144	$46,479

Total assets at period end	$1,687,341	$623,873	$194,982	$2,506,196	**

**	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $529,621,000.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The tables below present information about our reportable operating segments as of and for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30, 2015
	North America	EMEA	APAC	Consolidated
Net sales	$1,801,359	$735,468	$106,883	$2,643,710
Costs of goods sold	1,561,627	637,842	91,013	2,290,482

Gross profit	239,732	97,626	15,870	353,228
Operating expenses:
Selling and administrative expenses	191,435	85,511	11,854	288,800
Severance and restructuring expenses	255	840	—	1,095

Earnings from operations	$48,042	$11,275	$4,016	$63,333

Total assets at period end	$2,019,482	$602,410	$172,308	$2,794,200	*

*	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $641,605,000.

	Six Months Ended June 30, 2014
	North America	EMEA	APAC	Consolidated
Net sales	$1,669,934	$834,800	$127,693	$2,632,427
Costs of goods sold	1,437,483	729,393	107,207	2,274,083

Gross profit	232,451	105,407	20,486	358,344
Operating expenses:
Selling and administrative expenses	183,739	93,135	13,365	290,239
Severance and restructuring expenses	63	475	109	647

Earnings from operations	$48,649	$11,797	$7,012	$67,458

Total assets at period end	$1,687,341	$623,873	$194,982	$2,506,196	**

**	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $529,621,000.

We recorded the following pre-tax amounts, by operating segment, for depreciation and amortization in the accompanying consolidated financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
North America	$7,547	$8,372	$15,188	$16,044
EMEA	1,682	2,153	3,367	4,330
APAC	230	230	446	407

Total	$9,459	$10,755	$19,001	$20,781

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

In the second quarter, we continued to execute our sales investment plans while delivering on a seasonally important quarter for our business. Consolidated net sales of $1.42 billion in the three months ended June 30, 2015 were consistent with net sales reported in the three months ended June 30, 2014. The strengthening of the U.S. dollar compared to the Euro, British Pound Sterling, Australian dollar and Canadian dollar so far this year has notably affected our U.S. dollar reported results when compared to the same period last year. Excluding the effects of changes in currency exchange rates, consolidated net sales increased 7% year over year in the second quarter of 2015 compared to the second quarter of 2014, with particularly strong top line growth in our North America operating segment. Consolidated gross profit decreased 2% year to year to $191.4 million in U.S. dollar terms, but increased 4% excluding the effects of foreign currency movements. Gross margin decreased approximately 30 basis points year to year to 13.4%, driven primarily by margin compression in North America, which was partially offset by margin expansion in EMEA. In North America, lower hardware product margins and the negative effect of partner program changes on software product margins were only partly offset by increased sales of higher margin services during the second quarter of 2015. In EMEA, higher software maintenance fees and growth in sales of cloud offerings that are fee-based, both of which are recorded under net sales recognition (whereby the net sales recognized is equal to the gross profit on the transaction) helped drive the margin improvement year over year. Selling and administrative expenses for the second quarter were flat year over year in U.S. dollar terms (increasing 6% excluding the effects of foreign currency movements); however, our prior year second quarter results included a non-cash charge of $5.2 million, $3.2 million, net of tax, to reduce the carrying amount of our owned real estate in Bloomingdale, Illinois to its estimated fair value less costs to sell. The year over year increase in selling and administrative expenses was anticipated as a result of investments in sales, technical and services headcount across the business. Our consolidated results of operations for the second quarter of 2015 also include severance expense, net of adjustments, totaling $372,000 compared to $310,000 recorded during the second quarter of 2014. All of this resulted in a 7% year to year decrease in earnings from operations. On a consolidated basis, we reported earnings from operations of $43.0 million, net earnings of $25.5 million and diluted earnings per share of $0.67 for the second quarter of 2015. This compares to earnings from operations of $46.5 million, net earnings of $27.2 million and diluted earnings per share of $0.66 for the second quarter of 2014.

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

As previously disclosed, our largest software partner made changes to its channel incentive program beginning in October 2013. The remaining changes are effective as client contracts are scheduled to renew in 2015. We expect the adverse effect of these program changes on gross profit in the software category to be between $5 and $10 million for the full year 2015.

Our discussion and analysis of financial condition and results of operations is intended to assist in the understanding of our consolidated financial statements, including the changes in certain key items in those consolidated financial statements from period to period and the primary factors that contributed to those changes, as well as how certain critical accounting estimates affect our consolidated financial statements.

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

Results of Operations

The following table sets forth for the periods presented certain financial data as a percentage of net sales for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	86.6	86.3	86.6	86.4

Gross profit	13.4	13.7	13.4	13.6
Selling and administrative expenses	10.4	10.4	10.9	11.0
Severance and restructuring expenses	0.0	0.0	0.1	0.0

Earnings from operations	3.0	3.3	2.4	2.6
Non-operating expense, net	0.1	0.2	0.2	0.2

Earnings before income taxes	2.9	3.1	2.2	2.4
Income tax expense	1.1	1.2	0.8	0.9

Net earnings	1.8%	1.9%	1.4%	1.5%

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

We experience certain seasonal trends in our sales of information technology hardware, software and services. Software sales are typically higher in our second and fourth quarters, particularly the second quarter. Business clients, particularly larger enterprise businesses in the U.S., tend to spend more in our fourth quarter, as they utilize their remaining capital budget authorizations, and less in the first quarter. Sales to the federal government in the U.S. are often stronger in our third quarter, while sales in the state and local government and education markets are stronger in our second quarter. Sales to public sector clients in the United Kingdom are often stronger in our first quarter. These trends create overall seasonality in our consolidated results such that sales and profitability are expected to be higher in the second and fourth quarters of the year.

Net Sales. Net sales for the three months ended June 30, 2015 increased less than 1% compared to the three months ended June 30, 2014 to $1.42 billion. Net sales for the six months ended June 30, 2015 also increased less than 1% compared to the six months ended June 30, 2014 to $2.64 billion. Excluding the effects of changes in currency exchange rates, consolidated net sales increased 7% year over year in the second quarter of 2015 compared to the second quarter of 2014 and increased 6% year over year in the first half of 2015 compared to the first half of 2014. Our net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2015	2014	Change	2015	2014	Change
North America	$978,650	$889,252	10%	$1,801,359	$1,669,934	8%
EMEA	380,626	446,857	(15%)	735,468	834,800	(12%)
APAC	64,755	81,788	(21%)	106,883	127,693	(16%)

Consolidated	$1,424,031	$1,417,897	—	$2,643,710	$2,632,427	—

Net sales in North America increased 10%, or $89.4 million, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Net sales of hardware, software and services increased 11%, 5% and 27%, respectively, year over year. Net sales in the hardware category were up due to increased sales of client devices and networking products to large enterprise and public sector clients, particularly federal, state and local agencies, offset partially by lower spending in the mid-market client group. Our notebooks and desktops category grew double digits in the second quarter as our larger clients are continuing to upgrade their environments in 2015, and we are continuing to see growth in the networking category where we also provide professional and technical services. Net software sales comparisons reflect increased demand for business productivity and security software solutions. The increase in services sales was driven by increased professional services engagements in the networking space and more technical deployments in the second quarter of 2015 compared to the second quarter last year.

Net sales in North America increased 8%, or $131.4 million, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Net sales of hardware, software and services increased 8%, 5% and 27%, respectively, year over year. Net sales in the hardware category were up due to increased sales of networking and server products to large enterprise and public sector clients. Net software sales comparisons reflect stronger demand for business productivity and security solutions, particularly in the public sector. The increase in services sales was driven by more consulting services engagements and technical deployments during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Net sales in EMEA decreased 15%, or $66.2 million, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Excluding the effects of foreign currency movements, net sales increased 1% compared to the second quarter of last year. Net sales of hardware, software and services decreased 13%, 16% and 12%, respectively, compared to the second quarter of 2014, all in U.S. dollars. Excluding the effects of foreign currency movements, software and services net sales each increased 3% compared to the second quarter of last year, while net sales of hardware decreased 3% year to year. The increase in software and services net sales (excluding the effects of foreign currency movements) was driven by higher volume of sales of cloud solutions and partner delivered third-party services to new and existing clients across the region, particularly with our service provider clients. The decrease in hardware net sales was due primarily to lower volume in sales with our enterprise clients, with year to year declines most notably in the storage and networking hardware category.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Net sales in EMEA decreased 12%, or $99.3 million, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Excluding the effects of foreign currency movements, net sales increased 3% compared to the six months ended June 30, 2014. Net sales of hardware and software decreased 8% and 15%, respectively, while net sales of services increased 8% compared to the six months ended June 30, 2014, all in U.S. dollars. Excluding the effects of foreign currency movements, hardware, software and services net sales increased 3%, 3% and 26%, respectively, compared to the six months ended June 30, 2014. The increase in hardware net sales (excluding the effects of foreign currency movements) was due primarily to higher volume in sales with our corporate and public sector clients, with year over year growth most notably in the server hardware category. The increase in software net sales (excluding the effects of foreign currency movements) was driven by higher volume with our public sector and service provider clients, primarily for business productivity solutions. The increase in services net sales was due primarily to increased sales of cloud solutions and partner delivered third-party services to new and existing clients across the region.

Net sales in APAC decreased 21%, or $17.0 million, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Excluding the effects of foreign currency movements, net sales were down 8% compared to the second quarter of last year. The decrease primarily resulted from a higher mix of software maintenance sales, which are recorded net of related costs within the net sales line item of our financial statements, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Net sales in APAC decreased 16%, or $20.8 million, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Excluding the effects of foreign currency movements, net sales were down 4% compared to the six months ended June 30, 2014. The decrease primarily resulted from the effect of net-recognized software maintenance sales discussed above, partially offset by increased volume to new and existing clients during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

The percentage of net sales by category for North America, EMEA and APAC were as follows for the three months ended June 30, 2015 and 2014:

	North America		EMEA		APAC
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
Sales Mix	2015	2014	2015	2014	2015	2014
Hardware	60%	59%	32%	31%	5%	5%
Software	33%	35%	66%	67%	92%	92%
Services	7%	6%	2%	2%	3%	3%

	100%	100%	100%	100%	100%	100%

The percentage of net sales by category for North America, EMEA and APAC were as follows for the six months ended June 30, 2015 and 2014:

	North America		EMEA		APAC
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
Sales Mix	2015	2014	2015	2014	2015	2014
Hardware	61%	61%	36%	35%	5%	5%
Software	32%	33%	61%	63%	92%	92%
Services	7%	6%	3%	2%	3%	3%

	100%	100%	100%	100%	100%	100%

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Gross Profit. Gross profit for the three months ended June 30, 2015 decreased 2% compared to the three months ended June 30, 2014, with gross margin decreasing approximately 30 basis points to 13.4% for the three months ended June 30, 2015 compared to 13.7% for the three months ended June 30, 2014. For the six months ended June 30, 2015, gross profit decreased 1% compared to the six months ended June 30, 2014, with gross margin decreasing approximately 20 basis points to 13.4% for the six months ended June 30, 2015 compared to 13.6% for the six months ended June 30, 2014. Excluding the effects of changes in currency exchange rates, consolidated gross profit increased 4% year over year in the second quarter of 2015 compared to the second quarter of 2014 and also increased 4% year over year in the first half of 2015 compared to the first half of 2014. Our gross profit and gross profit as a percentage of net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	% of Net Sales	2014	% of Net Sales	2015	% of Net Sales	2014	% of Net Sales
North America	$128,216	13.1%	$125,038	14.1%	$239,732	13.3%	$232,451	13.9%
EMEA	52,815	13.9%	56,086	12.6%	97,626	13.3%	105,407	12.6%
APAC	10,384	16.0%	13,475	16.5%	15,870	14.8%	20,486	16.0%

Consolidated	$191,415	13.4%	$194,599	13.7%	$353,228	13.4%	$358,344	13.6%

North America’s gross profit for the three months ended June 30, 2015 increased 3% compared to the three months ended June 30, 2014. As a percentage of net sales, gross margin decreased approximately 100 basis points to 13.1% for the second quarter of 2015 from 14.1% in the second quarter of 2014. The decrease was primarily attributable to a net decrease in product margin, which includes vendor funding and freight, of 60 basis points due primarily to hardware margin compression resulting from the business mix transacted during the quarter ended June 30, 2015 compared to the quarter ended June 30, 2014. Additionally, we had a 54 basis point decrease in fees earned on sales of enterprise software agreements compared to last year due to partner program changes. Offsetting these decreases was a 19 basis point improvement in gross margin in North America generated from an increase in higher margin services sales.

North America’s gross profit for the six months ended June 30, 2015 increased 3% compared to the six months ended June 30, 2014. As a percentage of net sales, gross margin for the six month periods decreased approximately 60 basis points to 13.3% from 13.9% year to year. The decrease was primarily attributable to a net decrease in product margin of 38 basis points due to business and client mix transacted during the six months ended June 30, 2015. Additionally, we had a 38 basis point decrease in fees earned on sales of enterprise software agreements compared to last year due to partner program changes. Offsetting these decreases was a 17 basis point improvement in gross margin in North America resulting from an increase in higher margin services sales.

EMEA’s gross profit decreased 6% in U.S. dollars for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, due primarily to the unfavorable effects of changes in foreign currency exchange rates year over year. Excluding the effects of foreign currency movements, gross profit increased 10% compared to the second quarter of last year. Gross margin improved approximately 130 basis points to 13.9% for the second quarter of 2015 from 12.6% in the second quarter of 2014. A net increase in product margin, which includes vendor funding and freight, of 140 basis points was driven by increases in software product margins and partner funding resulting from changes in the mix and size of deals transacted during the quarter ended June 30, 2015 compared to the quarter ended June 30, 2014. As discussed above, higher software maintenance fees and growth in sales of cloud offerings within our software product category that are fee-based and recorded under net sales recognition (whereby the net sales recognized is equal to the gross profit on the transaction) helped drive the margin improvement year over year. The net increase in product margin was offset partially by a decrease in gross margin from sales of services of 12 basis points as we transacted a number of higher revenue, lower margin license consulting and infrastructure deals during the three months ended June 30, 2015.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

EMEA’s gross profit decreased 7% in U.S. dollars for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, again due primarily to the unfavorable effects of changes in foreign currency exchange rates year over year. Excluding the effects of foreign currency movements, gross profit increased 8% compared to the first six months of last year. Gross margin for the six month periods improved approximately 70 basis points to 13.3% from 12.6% year over year. An increase in gross margin from a higher volume of sales of services of 32 basis points and a net increase in product margin of 29 basis points was driven by increases in software product margins and partner funding resulting from the mix and size of deals transacted year over year.

APAC’s gross profit decreased 23% for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, with gross margin decreasing to 16.0% for the three months ended June 30, 2015, compared to 16.5% for the three months ended June 30, 2014. Excluding the effects of foreign currency movements, gross profit decreased 10% compared to the second quarter of last year. The decline in gross margin in the second quarter of 2015 compared to the second quarter of 2014 was due primarily to lower incentives and fees from enterprise software agreements and a decline in services net sales during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Both declines were impacted by individual large transactions in the prior year period.

APAC’s gross profit decreased 23% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, with gross margin decreasing to 14.8% for the six months ended June 30, 2015, compared to 16.0% for the six months ended June 30, 2014. Excluding the effects of foreign currency movements, gross profit decreased 11% compared to the first six months of last year. The year to year decline in gross margin in the six month periods was due primarily to lower fees from enterprise software agreements and reduced margins on software sales.

Operating Expenses.

Selling and Administrative Expenses. Selling and administrative expenses increased $194,000, or less than 1%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. For the six months ended June 30, 2015, selling and administrative expenses decreased $1.4 million, or less than 1%, compared to the six months ended June 30, 2014. Excluding the effects of changes in currency exchange rates, consolidated selling and administrative expenses increased 6% year over year in the second quarter of 2015 compared to the second quarter of 2014 and increased 5% year over year in the first half of 2015 compared to the first half of 2014. Our selling and administrative expenses as a percent of net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	% of Net Sales	2014	% of Net Sales	2015	% of Net Sales	2014	% of Net Sales
North America	$99,033	10.1%	$94,558	10.6%	$191,435	10.6%	$183,739	11.0%
EMEA	42,754	11.2%	46,030	10.3%	85,511	11.6%	93,135	11.2%
APAC	6,217	9.6%	7,222	8.8%	11,854	11.1%	13,365	10.5%

Consolidated	$148,004	10.4%	$147,810	10.4%	$288,800	10.9%	$290,239	11.0%

North America’s selling and administrative expenses increased 5%, or $4.5 million, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 but decreased approximately 50 basis points year to year as a percentage of net sales to 10.1%. Salaries and wages and contract labor increased $4.3 million year over year due to investments in sales and services personnel, and variable compensation increased $3.0 million as a result of improved net sales and gross profit performance year over year. In addition, teammate-related expenses increased $2.0 million year over year due primarily to an increase in healthcare benefit costs during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 due to increased claims. As discussed in Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report, our second quarter of 2014 results include non-cash charges of $5.2 million, including an impairment loss of $4.6 million and accelerated depreciation of $620,000, which affected the year over year comparison.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

North America’s selling and administrative expenses increased 4%, or $7.7 million, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 but decreased approximately 40 basis points year to year as a percentage of net sales to 10.6%. Salaries and wages and contract labor increased $8.2 million year over year due to investments in sales and services personnel, and variable compensation increased $4.9 million as a result of improved net sales and gross profit performance year over year. The year over year comparison on the six month periods was also affected by the $5.2 million of non-cash charges in the prior year, as discussed above.

EMEA’s selling and administrative expenses decreased 7%, or $3.3 million, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 but increased approximately 90 basis points year over year as a percentage of net sales to 11.2%. Excluding the effects of foreign currency movements, selling and administrative expenses increased 8% compared to the second quarter of last year. The increase was primarily driven by higher salaries and wages from investments in sales and services related headcount.

EMEA’s selling and administrative expenses decreased 8%, or $7.6 million, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 but increased approximately 40 basis points year over year as a percentage of net sales to 11.6%. Excluding the effects of foreign currency movements, selling and administrative expenses increased 6% compared to the first six months of last year. The increase was primarily driven by the investments in headcount discussed above.

APAC’s selling and administrative expenses decreased 14%, or $1.0 million, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, increasing approximately 80 basis points year over year as a percentage of net sales to 9.6%. Excluding the effects of foreign currency movements, selling and administrative expenses were flat compared to the second quarter of last year. The year over year effect of higher salaries and wages from investments in headcount was offset by lower variable compensation based on net sales and gross profit performance year to year.

APAC’s selling and administrative expenses decreased 11%, or $1.5 million, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, increasing approximately 60 basis points year over year as a percentage of net sales to 11.1%. Excluding the effects of foreign currency movements, selling and administrative expenses increased 1% compared to the first six months of last year. The year over year increase was primarily driven by higher salaries and wages from investments in headcount, partially offset by lower variable compensation.

Severance and Restructuring Expenses. During the three and six months ended June 30, 2015, EMEA recorded severance expense, net of adjustments, of approximately $522,000 and $840,000, respectively. The charges were related to the elimination of certain positions as part of a re-alignment of roles and responsibilities. Comparatively, during the three and six months ended June 30, 2014, EMEA recorded severance expense, net of adjustments, of approximately $215,000 and $475,000, respectively, and APAC recorded severance expense of approximately $109,000 during the three and six months ended June 30, 2014. North America recorded net reductions of severance expense of $150,000 and $14,000 during the three months ended June 30, 2015 and 2014, respectively, as severance charges were more than offset by changes in estimates of previous accruals as cash payments were made. For the six months ended June 30, 2015 and 2014, North America recorded severance expense, net of adjustments, of approximately $255,000 and $63,000, respectively.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Non-Operating (Income) Expense.

Interest Income. Interest income for the three and six months ended June 30, 2015 and 2014 was generated from interest earned on cash and cash equivalent bank balances. The decrease in interest income year to year was primarily due to lower interest rates earned on such balances during the three and six months ended June 30, 2015 and to lower average interest-bearing cash and cash equivalent balances during the six months ended June 30, 2015.

Interest Expense. Interest expense for the three and six months ended June 30, 2015 and 2014 primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facility. Interest expense for the three and six months ended June 30, 2015 increased 14%, or $217,000, and 17%, or $497,000, respectively, compared to the three and six months ended June 30, 2014. This increase was due primarily to higher average daily balances on our debt facilities in the 2015 periods. Imputed interest under our inventory financing facility was $762,000 and $1.6 million for the three and six months ended June 30, 2015, respectively, compared to $552,000 and $1.1 million for the three and six months ended June 30, 2014, respectively. This increase was due to higher outstanding balances during the 2015 periods. For a description of our various financing facilities, see Note 3 to our Consolidated Financial Statements in Part I, Item 1 of this report.

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

Income Tax Expense. Our effective tax rate for the three months ended June 30, 2015 was 38.1% compared to 38.6% for the three months ended June 30, 2014. Our effective tax rate for the six months ended June 30, 2015 was 38.2% compared to 38.8% for the six months ended June 30, 2014. The decrease in our effective tax rate for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 was due primarily to lower taxes on earnings in foreign jurisdictions.

Liquidity and Capital Resources

The following table sets forth certain consolidated cash flow information for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$96,324	$103,715
Net cash used in investing activities	(6,552)	(5,342)
Net cash used in financing activities	(69,964)	(77,216)
Foreign currency exchange effect on cash and cash equivalent balances	(8,824)	1,953

Increase in cash and cash equivalents	10,984	23,110
Cash and cash equivalents at beginning of period	164,524	126,817

Cash and cash equivalents at end of period	$175,508	$149,927

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Cash and Cash Flow

Our primary uses of cash during the six months ended June 30, 2015 were to fund working capital requirements, to repurchase shares of our common stock and for capital expenditures. Operating activities provided $96.3 million in cash for the six months ended June 30, 2015, a 7% decrease from the six months ended June 30, 2014 due to increased working capital utilization on improving sales trends this year. We repurchased $86.0 million of our common stock in open market transactions. We had combined net repayments on our long-term debt facilities of $10.5 million and net borrowings under our inventory financing facility of $28.2 million during the six months ended June 30, 2015. Capital expenditures were $6.6 million in the six months ended June 30, 2015, a 23% increase over the prior year period, reflecting higher IT and facility-related investments year over year. Cash and cash equivalent balances in the six months ended June 30, 2015 were negatively affected by $8.8 million as a result of foreign currency exchange rates, compared to a positive effect of $2.0 million in the prior year period.

Net cash provided by operating activities. Cash flows from operations for the six months ended June 30, 2015 and 2014 reflect our net earnings, adjusted for non-cash items such as depreciation, amortization, stock-based compensation expense and write-offs and write-downs of assets, as well as changes in asset and liability balances. In both periods, the increases in accounts receivable and accounts payable can be primarily attributed to the seasonal increase in net sales from the fourth quarter to the second quarter, which results in higher accounts receivable and accounts payable balances as of June 30, compared to December 31. The increases in inventories are primarily attributable to increases in inventory levels to support specific technical deployment client engagements and to hardware sale transactions in transit to clients as of June 30, such that delivery was not deemed to have occurred until the product was received by the client in early July. For the 2014 period, the decrease in accrued expenses and other liabilities was primarily attributable to decreases in accrued VAT and sales taxes as of June 30, compared to December 31, due to the relative timing of related payments, and to the reclassification of certain long-term liabilities to accounts payable as of June 30, 2014, as amounts became payable to partners under their contractual terms.

Our consolidated cash flow operating metrics for the quarters ended June 30, 2015 and 2014 were as follows:

	2015	2014
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	93	85
Days inventory outstanding (“DIOs”) (b)	11	9
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(90)	(73)

Cash conversion cycle (days) (d)	14	21

(a)	Calculated as the balance of accounts receivable, net at the end of the quarter divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 91 days.
(b)	Calculated as average inventories (excluding inventories not available for sale) divided by daily costs of goods sold. Average inventories is calculated as the sum of the balances of inventories at the beginning of the quarter plus inventories at the end of the quarter divided by two. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 91 days.
(c)	Calculated as the sum of the balances of accounts payable – trade and accounts payable – inventory financing facility at the end of the quarter divided by daily costs of goods sold. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 91 days.
(d)	Calculated as DSOs plus DIOs, less DPOs.

Our cash conversion cycle was 14 days in the second quarter of 2015, down seven days from the second quarter of 2014. The decrease resulted from the net effect of a 17 day increase in DPOs and an eight day increase in DSOs period to period due to two large public sector transactions that were transacted late in June 2015 as well as the expanded use of our inventory financing facility and the relative timing of supplier payments and client receipts during the respective quarters. The net decrease was partially offset by a two day increase in DIOs period over period due to an increase in current inventory levels to support technical deployment engagements to be completed in future periods.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms we grant to our clients in order to take advantage of supplier discounts. We intend to use cash generated in the remainder of 2015 in excess of working capital needs to support our capital expenditures for the year and to pay down our debt balances. We also may use cash to fund potential acquisitions to add select capabilities.

Net cash used in investing activities. Capital expenditures were $6.6 million and $5.3 million for the six months ended June 30, 2015 and 2014, respectively. We expect capital expenditures for the full year 2015 to be between $10.0 million and $15.0 million, primarily for technology and facility related upgrade projects.

Net cash used in financing activities. During the six months ended June 30, 2015 and 2014, we repurchased $86.0 million and $29.7 million, respectively, of our common stock in open market transactions. These repurchases were part of programs previously approved by our Board of Directors in October 2013, October 2014 and February 2015. All shares repurchased were immediately retired. During the six months ended June 30, 2015, we had net combined repayments on our long-term debt under our revolving facility and our ABS facility that decreased our outstanding debt balance by $10.5 million, and we had net borrowings of $28.2 million under our inventory financing facility during the period. During the six months ended June 30, 2014, we had net combined repayments on our long-term debt under our revolving facility and our ABS facility that decreased our outstanding debt balance by $41.5 million, and we had net repayments of $6.6 million under our inventory financing facility during the period.

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our revolving facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization and (iv) non-cash stock-based compensation (“adjusted earnings”). The maximum leverage ratio permitted under the facilities is 2.75 times trailing twelve-month adjusted earnings. We anticipate that we will be in compliance with our maximum leverage ratio requirements over the next four quarters. However, a significant drop in the Company’s adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below the Company’s consolidated facility maximum amount. Based on the maximum leverage ratio as of June 30, 2015, the Company’s aggregate debt balance that could have been outstanding under our revolving facility and our ABS facility was reduced from the maximum borrowing capacity of $550.0 million to $470.4 million, of which $50.5 million was outstanding at June 30, 2015. Our debt balance as of June 30, 2015 was $52.7 million, including our capital lease obligation for certain IT equipment and other financing agreements with financial intermediaries to facilitate the purchase of products from certain vendors. As of June 30, 2015, the current portion of our long-term debt relates solely to our capital lease and other financing obligations.

Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the U.S. We do not provide for U.S. income taxes on the undistributed earnings of those of our foreign subsidiaries where earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. As of June 30, 2015, we had approximately $144.9 million in cash and cash equivalents in certain of our foreign subsidiaries where we consider undistributed earnings of these foreign subsidiaries to be indefinitely reinvested. As of June 30, 2015, the majority of our foreign cash resides in the Netherlands, Canada and Australia. Certain of these cash balances will be remitted to the U.S. by paying down intercompany payables generated in the ordinary course of business. This repayment would not change our policy to indefinitely reinvest earnings of our foreign subsidiaries. We intend to use undistributed earnings for general business purposes in the foreign jurisdictions as well as to fund our capital expenditures and potential acquisitions.

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

The following table summarizes our open foreign currency forward contract held at June 30, 2015. All U.S. dollar and foreign currency amounts (British Pounds Sterling) are presented in thousands.

Buy
Foreign Currency	GBP
Foreign Amount	17,172
USD Equivalent	$27,000
Weighted Average Maturity	Less than 1 month

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and determined that as of June 30, 2015 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

INSIGHT ENTERPRISES, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended June 30, 2015.

We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future. Our senior revolving credit facility and our ABS facility contain restrictions on the payment of cash dividends.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 through April 30, 2015	234,713	$28.40	234,713	$46,617,000
May 1, 2015 through May 31, 2015	1,043,419	28.68	1,043,419	16,692,000
June 1, 2015 through June 30, 2015	360,178	29.99	360,178	5,892,000

Total	1,638,310	$28.93	1,638,310

On February 11, 2015, we announced that our Board of Directors had authorized the repurchase of an additional $75 million of our common stock, of which approximately $53.3 million remained available at March 31, 2015. Repurchases during the quarter ended June 30, 2015 are reflected in the table above. For the three months ended June 30, 2015, we purchased approximately 1.6 million shares of our common stock on the open market at a total cost of approximately $47.4 million. All shares repurchased were retired. In early July 2015, we completed repurchases using the remaining $5.9 million available under our share repurchase programs, and all shares repurchased were retired.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

INSIGHT ENTERPRISES, INC.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	10-K	000-25092	3.1	February 17, 2006

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	8-K	000-25092	3.1	May 21, 2015

3.3	Amended and Restated Bylaws of Insight Enterprises, Inc.	8-K	000-25092	3.2	May 21, 2015

4.1	Specimen Common Stock Certificate	S-1	33-86142	4.1	January 20, 1995

10.1	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of July 2, 2015, by and among Calence, LLC, Insight Direct USA, Inc. and Insight Public Sector, Inc., as Resellers, Castle Pines Capital LLC, as a lender and as an administrative agent, Wells Fargo Capital Finance, LLC, as a lender, as collateral agent and as an administrative agent, and the other lenders party thereto.	8-K	000-25092	10.1	July 9, 2015

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14					X

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	Interactive data files pursuant to Rule 405 of Regulation S-T					X

INSIGHT ENTERPRISES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 29, 2015	INSIGHT ENTERPRISES, INC.

	By:	/s/ Kenneth T. Lamneck
Kenneth T. Lamneck
President and Chief Executive Officer
(Duly Authorized Officer)

	By:	/s/ Glynis A. Bryan
Glynis A. Bryan
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Dana A. Leighty
Dana A. Leighty
Vice President, Finance
(Principal Accounting Officer)