Form 10-Q
period 2015-09-30
INSIGHT ENTERPRISES INC
filed 2015-10-29
CIK 932696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

The number of shares outstanding of the issuer’s common stock as of October 23, 2015 was 37,093,337.

INSIGHT ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q

Three Months Ended September 30, 2015

INSIGHT ENTERPRISES, INC.

FORWARD-LOOKING INFORMATION

Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect net sales, gross profit, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows; our working capital needs; the expected effects of partner program changes; the expected effects of seasonality on our business; our intentions concerning the payment of dividends; projections of capital expenditures in 2015; the sufficiency of our capital resources and the availability of financing and our needs or plans relating thereto; the effect of new accounting principles or changes in accounting policies; the effect of indemnification obligations; statements related to accounting estimates; the effects of ongoing and threatened litigation; our intention not to repatriate certain foreign undistributed earnings where management considers those earnings to be reinvested indefinitely and plans for the use of such cash; the sufficiency of our domestic cash flows to fund domestic operations and cash commitments; our plans to use cash flow from operations for working capital, to make capital expenditures, to pay down debt balances, and to fund acquisitions; our exposure to off-balance sheet arrangements; our compliance with debt covenants; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following, which are discussed in “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014:

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$148,134	$164,524
Accounts receivable, net of allowance for doubtful accounts of $11,574 and $19,336, respectively	1,106,231	1,309,209
Inventories	131,459	122,573
Inventories not available for sale	46,180	45,261
Deferred income taxes	12,134	13,385
Other current assets	58,359	62,920

Total current assets	1,502,497	1,717,872
Property and equipment, net of accumulated depreciation and amortization of $286,933 and $269,394, respectively	92,864	104,181
Goodwill	26,257	26,257
Intangible assets, net of accumulated amortization of $91,738 and $86,053, respectively	15,073	23,567
Deferred income taxes	57,141	58,620
Other assets	22,764	17,626

	$1,716,596	$1,948,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$587,130	$819,916
Accounts payable—inventory financing facility	176,489	122,781
Accrued expenses and other current liabilities	122,049	144,561
Current portion of long-term debt	1,534	766
Deferred revenue	46,555	50,904

Total current liabilities	933,757	1,138,928
Long-term debt	85,057	62,535
Deferred income taxes	592	940
Other liabilities	27,906	24,489

	1,047,312	1,226,892

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 37,093 shares at September 30, 2015 and 40,147 shares at December 31, 2014 issued and outstanding	371	401
Additional paid-in capital	314,533	337,167
Retained earnings	390,145	396,992
Accumulated other comprehensive loss – foreign currency translation adjustments	(35,765)	(13,329)

Total stockholders’ equity	669,284	721,231

	$1,716,596	$1,948,123

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$1,342,195	$1,237,668	$3,985,905	$3,870,095
Costs of goods sold	1,159,944	1,065,848	3,450,426	3,339,931

Gross profit	182,251	171,820	535,479	530,164
Operating expenses:
Selling and administrative expenses	148,796	143,134	437,596	433,373
Severance and restructuring expenses	817	308	1,912	955

Earnings from operations	32,638	28,378	95,971	95,836
Non-operating (income) expense:
Interest income	(265)	(229)	(611)	(811)
Interest expense	2,062	1,594	5,518	4,553
Net foreign currency exchange (gain) loss	(1,561)	238	(928)	1,195
Other expense, net	357	369	969	1,061

Earnings before income taxes	32,045	26,406	91,023	89,838
Income tax expense	11,220	9,004	33,748	33,637

Net earnings	$20,825	$17,402	$57,275	$56,201

Net earnings per share:
Basic	$0.56	$0.42	$1.50	$1.36

Diluted	$0.56	$0.42	$1.49	$1.36

Shares used in per share calculations:
Basic	37,095	40,972	38,279	41,185

Diluted	37,351	41,270	38,557	41,472

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net earnings	$20,825	$17,402	$57,275	$56,201
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(13,063)	(16,452)	(22,436)	(11,975)

Total comprehensive income	$7,762	$950	$34,839	$44,226

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net earnings	$57,275	$56,201
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	28,426	30,648
Non-cash real estate impairment	800	4,558
Provision for losses on accounts receivable	4,139	3,235
Write-downs of inventories	2,834	2,028
Write-off of property and equipment	72	531
Non-cash stock-based compensation	6,685	5,861
Excess tax benefit from employee gains on stock-based compensation	(544)	(438)
Deferred income taxes	2,463	447
Changes in assets and liabilities:
Decrease in accounts receivable	168,781	201,258
Increase in inventories	(13,508)	(34,628)
Decrease (increase) in other current assets	2,354	(9,056)
(Increase) decrease in other assets	(5,431)	3,203
Decrease in accounts payable	(212,289)	(177,627)
(Decrease) increase in deferred revenue	(4,181)	8,986
Decrease in accrued expenses and other liabilities	(13,234)	(47,411)

Net cash provided by operating activities	24,642	47,796

Cash flows from investing activities:
Purchases of property and equipment	(10,804)	(7,983)

Net cash used in investing activities	(10,804)	(7,983)

Cash flows from financing activities:
Borrowings on senior revolving credit facility	511,410	399,492
Repayments on senior revolving credit facility	(511,410)	(398,992)
Borrowings on accounts receivable securitization financing facility	1,388,100	708,070
Repayments on accounts receivable securitization financing facility	(1,364,100)	(723,070)
Borrowings under other financing agreements	—	2,002
Repayments under other financing agreements	(543)	—
Payments on capital lease obligation	(167)	(163)
Net borrowings under inventory financing facility	53,708	10,408
Payment of deferred financing fees	—	(277)
Excess tax benefit from employee gains on stock-based compensation	544	438
Payment of payroll taxes on stock-based compensation through shares withheld	(2,137)	(1,662)
Repurchases of common stock	(91,843)	(29,652)

Net cash used in financing activities	(16,438)	(33,406)

Foreign currency exchange effect on cash and cash equivalent balances	(13,790)	(6,122)

(Decrease) increase in cash and cash equivalents	(16,390)	285
Cash and cash equivalents at beginning of period	164,524	126,817

Cash and cash equivalents at end of period	$148,134	$127,102

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2015, our results of operations for the three and nine months ended September 30, 2015 and 2014 and our cash flows for the nine months ended September 30, 2015 and 2014. The consolidated balance sheet as of December 31, 2014 was derived from the audited consolidated balance sheet at such date. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).

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

Recently Issued Accounting Standards

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, “Simplifying the Measurement of Inventory.” The pronouncement changes the measurement from lower of cost or market to lower of cost and net realizable value. This pronouncement is effective for reporting periods beginning after December 15, 2016. The guidance shall be applied prospectively, with early adoption permitted as of the beginning of an interim or annual period. The new standard is not expected to have a material effect on our financial statements.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

On April 7, 2015, the FASB issued ASU 2015-03, “Interest–Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost.” ASU 2015-03 is designed to simplify presentation of debt issuance costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amortization of debt issuance costs also shall be reported as interest expense. ASU 2015-03 is effective for the fiscal year beginning after December 15, 2015, including interim reporting periods within that reporting period. Early adoption is permitted for financial statements that have not been previously issued and retrospective application is required for each balance sheet presented. The new standard is not expected to have a material effect on our financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net earnings	$20,825	$17,402	$57,275	$56,201

Denominator:
Weighted average shares used to compute basic EPS	37,095	40,972	38,279	41,185
Dilutive potential common shares due to dilutive restricted stock units, net of tax effect	256	298	278	287

Weighted average shares used to compute diluted EPS	37,351	41,270	38,557	41,472

Net earnings per share:
Basic	$0.56	$0.42	$1.50	$1.36

Diluted	$0.56	$0.42	$1.49	$1.36

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

There were 2,000 and 1,000 anti-dilutive restricted stock units for the three and nine months ended September 30, 2015, respectively. For the three and nine months ended September 30, 2014, 5,000 and 23,000, respectively, of our restricted stock units were not included in the diluted EPS calculations because their inclusion would have been anti-dilutive. These share-based awards could be dilutive in the future.

3. Debt, Inventory Financing Facility, Capital Lease and Other Financing Obligations

Debt

Our long-term debt consists of the following (in thousands):

	September 30, 2015	December 31, 2014
Senior revolving credit facility	$—	$—
Accounts receivable securitization financing facility	85,000	61,000
Capital lease and other financing obligations	1,591	2,301

Total	86,591	63,301
Less: current portion of capital lease and other financing obligations	(1,534)	(766)
Less: current portion of revolving credit facilities	—	—

Long-term debt	$85,057	$62,535

Our senior revolving credit facility (“revolving facility”) has an aggregate U.S. dollar equivalent maximum borrowing capacity of $350,000,000 and matures on April 26, 2017. As of September 30, 2015, we had no amount outstanding under the revolving facility.

Our accounts receivable securitization financing facility (the “ABS facility”) has a maximum borrowing capacity of $200,000,000 and matures on June 30, 2017. While the ABS facility has a stated maximum amount, the actual availability under the ABS facility is limited by the quantity and quality of the underlying accounts receivable. Under the ABS facility, the floating interest rate applicable at September 30, 2015 was 1.09% per annum. As of September 30, 2015, qualified receivables were sufficient to permit access to the full $200,000,000 facility amount, of which $85,000,000 was outstanding.

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our revolving facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of our trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization and (iv) non-cash stock-based compensation (“adjusted earnings”). The maximum leverage ratio permitted under the facilities is 2.75 times trailing twelve-month adjusted earnings. A significant drop in our adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below our consolidated maximum facility amount. Based on our maximum leverage ratio as of September 30, 2015, our aggregate debt balance that could have been outstanding under our revolving facility and our ABS facility was reduced from the maximum borrowing capacity of $550,000,000 to $486,841,000, of which $85,000,000 was outstanding at September 30, 2015.

Inventory Financing Facility

Our inventory financing facility matures on April 26, 2017 and, effective July 2, 2015, was amended to increase our maximum borrowing capacity from $200,000,000 to $250,000,000, of which $176,489,000 was outstanding at September 30, 2015.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Capital Lease and Other Financing Obligations

The present value of minimum lease payments under our capital lease, which expires on December 31, 2016, is included in our current and long-term debt balances as summarized in the table above.

From time to time, we also enter into other financing agreements with financial intermediaries to facilitate the purchase of products from certain vendors. At September 30, 2015 and December 31, 2014, amounts owed under other financing agreements of $1,309,000 and $1,852,000, respectively, which are payable in installments through August 2016, are included in our debt balances as summarized in the table above.

4. Severance and Restructuring Activities

During the three and nine months ended September 30, 2015, we recorded severance expense associated with the realignment of certain roles and responsibilities.

The following table details the activity related to resource actions for the nine months ended September 30, 2015 and the outstanding obligations as of September 30, 2015 (in thousands):

	North America	EMEA	Consolidated
Balances at December 31, 2014	$857	$2,971	$3,828
Severance costs, net of adjustments	873	1,039	1,912
Cash payments	(1,254)	(2,891)	(4,145)
Foreign currency translation adjustments	(22)	(216)	(238)

Balances at September 30, 2015	$454	$903	$1,357

Adjustments were recorded as a reduction to severance and restructuring expense in North America and EMEA of $418,000 and $179,000, respectively, in the nine months ended September 30, 2015, due to changes in estimates.

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

5. Stock-Based Compensation

By operating segment, we recorded the following pre-tax amounts for stock-based compensation, net of estimated forfeitures, related to restricted stock units (“RSUs”) in selling and administrative expenses in our consolidated financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
North America	$1,513	$1,671	$4,968	$4,510
EMEA	449	433	1,435	1,151
APAC	96	73	282	200

Total Consolidated	$2,058	$2,177	$6,685	$5,861

As of September 30, 2015, total compensation cost not yet recognized related to nonvested RSUs is $15,830,000, which is expected to be recognized over the next 1.36 years on a weighted-average basis.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table summarizes our RSU activity during the nine months ended September 30, 2015:

	Number	Weighted Average Grant Date Fair Value	Fair Value
Nonvested at January 1, 2015	888,967	$22.06
Granted(a)	436,920	26.22
Vested, including shares withheld to cover taxes	(326,283)	21.61	$8,684,694	(c)

Forfeited	(81,022)	23.33

Nonvested at September 30, 2015(b)	918,582	24.09	$23,745,345	(d)

Expected to vest	830,704		$21,473,698	(d)

(a)	Includes 131,389 RSUs subject to remaining performance conditions. The number of RSUs subject to performance conditions are based on the Company achieving 100% of its 2015 targeted financial results. The number of RSUs ultimately awarded under the performance-based RSUs varies based on actual achieved financial results for 2015.
(b)	Includes 120,861 nonvested RSUs subject to remaining performance conditions. During the nine months ended September 30, 2015, 10,528 RSUs subject to performance conditions were forfeited prior to the satisfaction of the performance condition and the completion of the related requisite service period.
(c)	The fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.
(d)	The aggregate fair value represents the total pre-tax fair value, based on our closing stock price of $25.85 as of September 30, 2015, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

6. Impairment Loss on Assets Held for Sale

In November 2014, we relocated our sales and administrative operations that were housed in the property that we own in Bloomingdale, Illinois. The property is classified as a held for sale asset, which is included in other current assets in the accompanying consolidated balance sheets as of September 30, 2015 and December 31, 2014. During the second quarter of 2014, our North America operating segment recorded non-cash charges of $5,178,000, consisting of an impairment loss of $4,558,000 and accelerated depreciation of $620,000, to reduce the carrying amount of the related assets to their estimated fair value less costs to sell. The property continues to be marketed for sale, and during the third quarter of 2015, an additional non-cash impairment charge of $800,000 was recorded based on a decline in the estimated fair market value. The estimated fair market value was derived from Level 2 fair value inputs (observable market based inputs or unobservable inputs that are corroborated by market data), which included a current market analysis indicating the price per square foot of previous sale transactions involving comparable property in the Bloomingdale area. The charges are included in selling and administrative expenses in the accompanying consolidated statement of operations for the nine months ended September 30, 2015 and 2014, respectively.

7. Income Taxes

Our effective tax rate for the three and nine months ended September 30, 2015 was 35.0% and 37.1%, respectively. For the nine months ended September 30, 2015, our effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to state income taxes, net of federal benefit. Additionally, the effect of lower taxes on earnings in foreign jurisdictions was offset partially by higher losses in certain foreign jurisdictions in the 2015 periods, resulting in an increase in the valuation allowance for deferred tax assets related to these foreign operating losses.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

As of September 30, 2015 and December 31, 2014, we had approximately $3,329,000 and $4,306,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $263,000 and $336,000, respectively, related to accrued interest.

Several of our subsidiaries are currently under audit for tax years 2006 through 2014. Although the timing of the resolutions and/or closures of audits is highly uncertain, it is reasonably possible that the examination phase of these audits may be concluded within the next 12 months which could significantly increase or decrease the balance of our gross unrecognized tax benefits. Based on the status of the various examinations in multiple jurisdictions, however, an estimate of the range of reasonably possible outcomes cannot be made at this time, but the estimated effect on our income tax expense and net earnings is not expected to be significant.

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

Our derivative financial instruments as of September 30, 2015 were not material. The effect of our derivative financial instruments on our results of operations during the three months ended September 30, 2015 and 2014 were a loss of $762,000 and a gain of $879,000, respectively, and during the nine months ended September 30, 2015 and 2014 were a loss of $726,000 and a gain of $771,000, respectively. These amounts are reported within the net foreign currency exchange (gain) loss line item in our consolidated statements of operations.

9. Fair Value Measurements

As of September 30, 2015, other than the held for sale asset discussed in Note 6, we have no non-financial assets or liabilities that are measured and recorded at fair value on a recurring basis, and our other financial assets or liabilities generally consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities. The estimated fair values of our cash and cash equivalents approximate their carrying values and are determined based on quoted prices in active markets for identical assets (Level 1). The fair values of the other financial assets and liabilities are based on the values that would be received or paid in an orderly transaction between market participants and approximate their carrying values due to their nature and short duration.

10. Share Repurchase Programs

In October 2013, October 2014 and February 2015, our Board of Directors authorized share repurchase programs of $50,000,000, $25,000,000 and $75,000,000, respectively. During the nine months ended September 30, 2015, we purchased 3,300,210 shares of our common stock on the open market at a total cost of approximately $91,843,000 (an average price of $27.83 per share), which represented all remaining amounts authorized under the repurchase programs. All shares repurchased were retired.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

During the comparative nine months ended September 30, 2014, we purchased 1,272,299 shares of our common stock on the open market at a total cost of approximately $29,652,000 (an average price of $23.31 per share). All shares repurchased were retired.

11. Commitments and Contingencies

Contractual

In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of September 30, 2015, we had an immaterial amount of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse the surety company.

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

Management believes that payments, if any, related to these indemnifications are not probable at September 30, 2015. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.

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

12. Segment Information

We operate in three reportable geographic operating segments: North America; EMEA; and APAC. Our offerings in North America and select countries in EMEA include hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are largely software and select software-related services. Net sales by product or service type for North America, EMEA and APAC were as follows for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	North America		EMEA		APAC
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
Sales Mix	2015	2014	2015	2014	2015	2014
Hardware	$641,245	$563,483	$134,690	$141,149	$3,502	$3,150
Software	312,989	272,789	150,109	163,748	21,315	28,079
Services	68,198	55,073	8,836	8,747	1,311	1,450

	$1,022,432	$891,345	$293,635	$313,644	$26,128	$32,679

	North America		EMEA		APAC
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
Sales Mix	2015	2014	2015	2014	2015	2014
Hardware	$1,734,060	$1,579,080	$402,084	$432,426	$9,079	$8,784
Software	897,673	829,798	598,624	689,177	119,493	145,813
Services	192,058	152,401	28,395	26,841	4,439	5,775

	$2,823,791	$2,561,279	$1,029,103	$1,148,444	$133,011	$160,372

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

All significant intercompany transactions are eliminated upon consolidation, and there are no material differences between the accounting policies used to measure profit and loss for our segments and on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the three or nine months ended September 30, 2015 or 2014.

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

The tables below present information about our reportable operating segments as of and for the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30, 2015
	North America	EMEA	APAC	Consolidated
Net sales	$1,022,432	$293,635	$26,128	$1,342,195
Costs of goods sold	886,434	252,686	20,824	1,159,944

Gross profit	135,998	40,949	5,304	182,251
Operating expenses:
Selling and administrative expenses	103,793	39,721	5,282	148,796
Severance and restructuring expenses	618	199	—	817

Earnings from operations	$31,587	$1,029	$22	$32,638

Total assets at period end	$1,865,465	$423,678	$88,670	$2,377,813	*

*	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $661,217,000.

	Three Months Ended September 30, 2014
	North America	EMEA	APAC	Consolidated
Net sales	$891,345	$313,644	$32,679	$1,237,668
Costs of goods sold	771,131	268,749	25,968	1,065,848

Gross profit	120,214	44,895	6,711	171,820
Operating expenses:
Selling and administrative expenses	94,382	42,684	6,068	143,134
Severance and restructuring expenses	102	209	(3)	308

Earnings from operations	$25,730	$2,002	$646	$28,378

Total assets at period end	$1,669,020	$427,663	$86,995	$2,183,678	**

**	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $528,070,000.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The tables below present information about our reportable operating segments as of and for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30, 2015
	North America	EMEA	APAC	Consolidated
Net sales	$2,823,791	$1,029,103	$133,011	$3,985,905
Costs of goods sold	2,448,061	890,528	111,837	3,450,426

Gross profit	375,730	138,575	21,174	535,479
Operating expenses:
Selling and administrative expenses	295,228	125,232	17,136	437,596
Severance and restructuring expenses	873	1,039	—	1,912

Earnings from operations	$79,629	$12,304	$4,038	$95,971

Total assets at period end	$1,865,465	$423,678	$88,670	$2,377,813	*

*	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $661,217,000.

	Nine Months Ended September 30, 2014
	North America	EMEA	APAC	Consolidated
Net sales	$2,561,279	$1,148,444	$160,372	$3,870,095
Costs of goods sold	2,208,614	998,142	133,175	3,339,931

Gross profit	352,665	150,302	27,197	530,164
Operating expenses:
Selling and administrative expenses	278,121	135,819	19,433	433,373
Severance and restructuring expenses	165	684	106	955

Earnings from operations	$74,379	$13,799	$7,658	$95,836

Total assets at period end	$1,669,020	$427,663	$86,995	$2,183,678	**

**	Consolidated total assets do not reflect the net effect of corporate assets and intercompany eliminations of $528,070,000.

We recorded the following pre-tax amounts, by operating segment, for depreciation and amortization in the accompanying consolidated financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
North America	$7,555	$7,561	$22,743	$23,605
EMEA	1,651	2,063	5,018	6,393
APAC	219	243	665	650

Total	$9,425	$9,867	$28,426	$30,648

13. Subsequent Event

Effective October 1, 2015, we acquired BlueMetal Architects, Inc. (“BlueMetal”), an interactive design and technology architecture firm based in the Boston area, with offices in Chicago and New York. BlueMetal delivers strategic design, application development, business intelligence solutions and data visualization platforms. BlueMetal has expertise in the financial services, healthcare, education, government and retail sectors and generated revenue of approximately $25 million during the trailing twelve months ended September 30, 2015. We believe this acquisition strengthens our services capabilities to bring value to our clients’ businesses in the area of application design, mobility and big data.

We are in the process of determining the fair value of net assets acquired, including identifiable intangible assets, which will be recorded in our North America operating segment. We will consolidate the results of operations for BlueMetal beginning on October 1, 2015, the effective date of the acquisition. We do not believe that our historical results would have been materially affected by the acquisition of BlueMetal.

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

In the third quarter, our team delivered double digit sales and gross profit growth in constant currency and controlled discretionary expenses, which resulted in strong earnings growth year over year. Consolidated net sales of $1.34 billion in the three months ended September 30, 2015 increased 8% compared to net sales reported in the three months ended September 30, 2014. The strengthening of the U.S. dollar compared to the Euro, British Pound Sterling, Australian dollar and Canadian dollar so far this year has notably affected our U.S. dollar reported results when compared to the same period last year. Excluding the effects of changes in currency exchange rates, consolidated net sales increased 13% year over year in the third quarter of 2015 compared to the third quarter of 2014, with particularly strong top line growth in our North America operating segment, where we exceeded $1 billion in revenue during a quarter for only the second time in our operating history. Consolidated gross profit increased 6% year over year to $182.3 million in U.S. dollar terms, up 11% excluding the effects of foreign currency movements. Gross margin decreased approximately 30 basis points year to year to 13.6%, driven primarily by lower product margin in the hardware category in our North America and EMEA operating segments. Selling and administrative expenses for the third quarter increased 4% year over year in U.S. dollar terms (up 9% excluding the effects of foreign currency movements). The year over year increase in selling and administrative expenses was anticipated as a result of investments in sales, technical and services headcount across the business. Our consolidated results of operations for the third quarter of 2015 also include severance expense, net of adjustments, totaling $817,000 compared to $308,000 recorded during the third quarter of 2014 and a non-cash real estate impairment charge of $800,000 during the three months ended September 30, 2015. All of this resulted in a 15% year over year improvement in consolidated earnings from operations from $28.4 million in the third quarter of 2014 to $32.6 million in the third quarter of 2015. We recognized net non-operating expenses of $593,000, including interest expense and net foreign currency exchange gains, during the quarter ended September 30, 2015, down from net non-operating expenses of $2.0 million recognized for the quarter ended September 30, 2014. On a consolidated basis, we reported net earnings of $20.8 million and diluted earnings per share of $0.56 for the third quarter of 2015. This compares to net earnings of $17.4 million and diluted earnings per share of $0.42 for the third quarter of 2014.

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

As previously disclosed, our largest software partner made changes to its channel incentive program beginning in October 2013. The remaining changes are effective as client contracts are scheduled to renew in 2015. We expect the adverse effect of these program changes on gross profit in the software category to be approximately $8 million for the full year 2015.

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

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). For a summary of significant accounting policies, see Note 1 to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014 and Note 1 to the Consolidated Financial Statements in Part I, Item 1 of this report. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results, however, may differ from estimates we have made. Members of our senior management have discussed the critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

There have been no changes to the items disclosed as critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

The following table sets forth for the periods presented certain financial data as a percentage of net sales for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	86.4	86.1	86.6	86.3

Gross profit	13.6	13.9	13.4	13.7
Selling and administrative expenses	11.1	11.6	11.0	11.2
Severance and restructuring expenses	0.1	0.0	0.0	0.0

Earnings from operations	2.4	2.3	2.4	2.5
Non-operating expense, net	0.0	0.2	0.1	0.2

Earnings before income taxes	2.4	2.1	2.3	2.3
Income tax expense	0.8	0.7	0.9	0.8

Net earnings	1.6%	1.4%	1.4%	1.5%

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

Net Sales. Net sales for the three months ended September 30, 2015 increased 8% compared to the three months ended September 30, 2014 to $1.34 billion. Net sales for the nine months ended September 30, 2015 increased 3% compared to the nine months ended September 30, 2014 to $3.99 billion. Excluding the effects of changes in currency exchange rates, consolidated net sales increased 13% year over year in the third quarter of 2015 compared to the third quarter of 2014 and increased 9% year over year in the first nine months of 2015 compared to the first nine months of 2014. Our net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2015	2014	Change	2015	2014	Change
North America	$1,022,432	$891,345	15%	$2,823,791	$2,561,279	10%
EMEA	293,635	313,644	(6%)	1,029,103	1,148,444	(10%)
APAC	26,128	32,679	(20%)	133,011	160,372	(17%)

Consolidated	$1,342,195	$1,237,668	8%	$3,985,905	$3,870,095	3%

Net sales in North America increased 15%, or $131.1 million, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Net sales of hardware, software and services increased 14%, 15% and 24%, respectively, year over year. Net sales in the hardware category were up due primarily to increased sales of client devices and networking products to large enterprise and public sector clients, particularly federal, state and local and K-12 agencies. Net software sales comparisons reflect higher volume, particularly with federal agencies, during the third quarter of 2015. The increase in services sales was driven by increased technical and consulting services engagements in the third quarter of 2015 compared to the third quarter last year.

Net sales in North America increased 10%, or $262.5 million, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Net sales of hardware, software and services increased 10%, 8% and 26%, respectively, year over year. Net sales in the hardware category were up due to increased sales of client devices and networking and server products to large enterprise and public sector clients. Net software sales comparisons reflect stronger demand for business productivity and security solutions, particularly in the public sector. The increase in services sales was driven by more consulting services engagements and technical deployments during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Net sales in EMEA decreased 6%, or $20.0 million, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Excluding the effects of foreign currency movements, net sales increased 6% compared to the third quarter of last year. Net sales of hardware and software decreased 5% and 8%, respectively, compared to the third quarter of 2014, while net sales of services increased 1% year over year, all in U.S. dollars. Excluding the effects of foreign currency movements, hardware, software and services net sales increased 5%, 8% and 12%, respectively, compared to the third quarter of last year. The increase in hardware net sales (excluding the effects of foreign currency movements) was due primarily to higher volume in sales with our corporate clients, with year over year increases most notably in the client devices, storage and networking hardware categories. The increases in software and services net sales (excluding the effects of foreign currency movements) were driven by higher volume of sales of virtualization software and partner delivered third-party services to new and existing clients across the region, particularly with our service provider clients.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Net sales in EMEA decreased 10%, or $119.3 million, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Excluding the effects of foreign currency movements, net sales increased 4% compared to the nine months ended September 30, 2014. Net sales of hardware and software decreased 7% and 13%, respectively, while net sales of services increased 6% compared to the nine months ended September 30, 2014, all in U.S. dollars. Excluding the effects of foreign currency movements, hardware, software and services net sales increased 3%, 4% and 22%, respectively, compared to the nine months ended September 30, 2014. The increase in hardware net sales (excluding the effects of foreign currency movements) was due primarily to higher volume in sales with our corporate and public sector clients, with year over year growth most notably in the server hardware category. The increase in software net sales (excluding the effects of foreign currency movements) was driven by higher volume with our public sector and service provider clients, primarily for business productivity solutions. The increase in services net sales was due primarily to increased sales of cloud solutions and partner delivered third-party services to new and existing clients across the region.

Net sales in APAC decreased 20%, or $6.6 million, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Excluding the effects of foreign currency movements, net sales were down 7% compared to the third quarter of last year. The decrease primarily resulted from lower volume with existing clients, primarily in Hong Kong and China, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014, resulting from slowing economic conditions and mixed sales execution results across the region.

Net sales in APAC decreased 17%, or $27.4 million, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Excluding the effects of foreign currency movements, net sales were down 5% compared to the nine months ended September 30, 2014. The decrease primarily resulted from the effect of a higher mix of net-recognized software maintenance sales, which are recorded net of related costs within the net sales line item of the financial statements, and lower volume to new and existing clients during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to weaker market conditions in Australia.

The percentage of net sales by category for North America, EMEA and APAC were as follows for the three months ended September 30, 2015 and 2014:

	North America		EMEA		APAC
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
Sales Mix	2015	2014	2015	2014	2015	2014
Hardware	63%	63%	46%	45%	13%	10%
Software	30%	31%	51%	52%	82%	86%
Services	7%	6%	3%	3%	5%	4%

	100%	100%	100%	100%	100%	100%

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

The percentage of net sales by category for North America, EMEA and APAC were as follows for the nine months ended September 30, 2015 and 2014:

	North America		EMEA		APAC
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
Sales Mix	2015	2014	2015	2014	2015	2014
Hardware	61%	62%	39%	38%	7%	5%
Software	32%	32%	58%	60%	90%	91%
Services	7%	6%	3%	2%	3%	4%

	100%	100%	100%	100%	100%	100%

Gross Profit. Gross profit for the three months ended September 30, 2015 increased 6% compared to the three months ended September 30, 2014, with gross margin decreasing approximately 30 basis points to 13.6% for the three months ended September 30, 2015 compared to 13.9% for the three months ended September 30, 2014. For the nine months ended September 30, 2015, gross profit increased 1% compared to the nine months ended September 30, 2014, with gross margin decreasing approximately 30 basis points to 13.4% for the nine months ended September 30, 2015 compared to 13.7% for the nine months ended September 30, 2014. Excluding the effects of changes in currency exchange rates, consolidated gross profit increased 11% year over year in the third quarter of 2015 compared to the third quarter of 2014 and increased 6% year over year in the first nine months of 2015 compared to the first nine months of 2014. Our gross profit and gross profit as a percentage of net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	% of Net Sales	2014	% of Net Sales	2015	% of Net Sales	2014	% of Net Sales
North America	$135,998	13.3%	$120,214	13.5%	$375,730	13.3%	$352,665	13.8%
EMEA	40,949	13.9%	44,895	14.3%	138,575	13.5%	150,302	13.1%
APAC	5,304	20.3%	6,711	20.5%	21,174	15.9%	27,197	17.0%

Consolidated	$182,251	13.6%	$171,820	13.9%	$535,479	13.4%	$530,164	13.7%

North America’s gross profit for the three months ended September 30, 2015 increased 13% compared to the three months ended September 30, 2014. As a percentage of net sales, gross margin decreased approximately 20 basis points to 13.3% for the third quarter of 2015 from 13.5% in the third quarter of 2014. The decrease was primarily attributable to a net decrease in product margin, which includes vendor funding and freight, of 36 basis points due primarily to hardware margin compression resulting from the business mix transacted during the quarter ended September 30, 2015 compared to the quarter ended September 30, 2014. Additionally, we had a 7 basis point decrease in fees earned on sales of enterprise software agreements compared to last year due to partner program changes. Partially offsetting these decreases was a 26 basis point improvement in gross margin generated from an increase in higher margin services sales.

North America’s gross profit for the nine months ended September 30, 2015 increased 7% compared to the nine months ended September 30, 2014. As a percentage of net sales, gross margin for the nine month periods decreased approximately 50 basis points to 13.3% from 13.8% year to year. The decrease was primarily attributable to a net decrease in product margin of 37 basis points due to business and client mix transacted during the nine months ended September 30, 2015. Additionally, we had a 28 basis point decrease in fees earned on sales of enterprise software agreements compared to last year due to partner program changes. Partially offsetting these decreases was a 21 basis point improvement in gross margin resulting from an increase in higher margin services sales.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

EMEA’s gross profit decreased 9% in U.S. dollars for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, due primarily to the unfavorable effects of changes in foreign currency exchange rates year over year. Excluding the effects of foreign currency movements, gross profit increased 3% compared to the third quarter of last year. Gross margin decreased approximately 40 basis points to 13.9% for the third quarter of 2015 from 14.3% in the third quarter of 2014. Gross margin was negatively affected by a decrease in gross margin from sales of services of 32 basis points resulting from lower margin projects within certain service practice areas during the three months ended September 30, 2015 and a decrease of 12 basis points due to the relative contribution to margin of enterprise software agreements compared to last year. Decreases in hardware product margins resulting from competitive pricing pressure and the relative product mix sold year over year were offset by increases in software product margins and partner funding resulting from changes in the mix and size of deals transacted during the quarter ended September 30, 2015 compared to the quarter ended September 30, 2014.

EMEA’s gross profit decreased 8% in U.S. dollars for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, again due primarily to the unfavorable effects of changes in foreign currency exchange rates year over year. Excluding the effects of foreign currency movements, gross profit increased 6% compared to the first nine months of last year. Gross margin for the nine month periods improved approximately 40 basis points to 13.5% from 13.1% year over year. A net increase in product margin of 26 basis points was driven by increases in software product margins and partner funding resulting from the mix and size of deals transacted year over year. Additionally, an increase in gross margin from a higher volume of sales of services contributed 14 basis points to the year over year improvement in margin.

APAC’s gross profit decreased 21% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, with gross margin decreasing to 20.3% for the three months ended September 30, 2015 compared to 20.5% for the three months ended September 30, 2014. Excluding the effects of foreign currency movements, gross profit decreased 5% compared to the third quarter of last year. The decline in gross margin in the third quarter of 2015 compared to the third quarter of 2014 was due primarily to lower fees from enterprise software agreements and a decline in software and services net sales during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

APAC’s gross profit decreased 22% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, with gross margin decreasing to 15.9% for the nine months ended September 30, 2015 compared to 17.0% for the nine months ended September 30, 2014. Excluding the effects of foreign currency movements, gross profit decreased 10% compared to the first nine months of last year. The year to year decline in gross margin during the nine month period was due primarily to lower fees from enterprise software agreements, due in part to partner program changes, reduced margins on software sales and a decline in software net sales.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Operating Expenses.

Selling and Administrative Expenses. Selling and administrative expenses increased $5.7 million, or 4%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. For the nine months ended September 30, 2015, selling and administrative expenses increased $4.2 million, or 1%, compared to the nine months ended September 30, 2014. Excluding the effects of changes in currency exchange rates, consolidated selling and administrative expenses increased 9% year over year in the third quarter of 2015 compared to the third quarter of 2014 and increased 6% year over year in the first nine months of 2015 compared to the first nine months of 2014. Our selling and administrative expenses as a percent of net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	% of Net Sales	2014	% of Net Sales	2015	% of Net Sales	2014	% of Net Sales
North America	$103,793	10.2%	$94,382	10.6%	$295,228	10.5%	$278,121	10.9%
EMEA	39,721	13.5%	42,684	13.6%	125,232	12.2%	135,819	11.8%
APAC	5,282	20.2%	6,068	18.6%	17,136	12.9%	19,433	12.1%

Consolidated	$148,796	11.1%	$143,134	11.6%	$437,596	11.0%	$433,373	11.2%

North America’s selling and administrative expenses increased 10%, or $9.4 million, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 but decreased approximately 40 basis points year to year as a percentage of net sales to 10.2%. Salaries and wages and contract labor increased $3.5 million year over year due to investments in sales and services personnel, and variable compensation increased $2.8 million as a result of improved net sales and gross profit performance year over year.

North America’s selling and administrative expenses increased 6%, or $17.1 million, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 but decreased approximately 40 basis points year to year as a percentage of net sales to 10.5%. Salaries and wages and contract labor increased $11.7 million year over year due to investments in sales and services personnel, and variable compensation increased $7.7 million as a result of improved net sales and gross profit performance year over year. As discussed in Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report, our results for the first nine months of 2014 include non-cash charges of $5.2 million compared to an additional non-cash impairment charge of $800,000 recorded in the third quarter of 2015, which affected the year over year comparison.

EMEA’s selling and administrative expenses decreased 7%, or $3.0 million, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 and decreased approximately 10 basis points year to year as a percentage of net sales to 13.5%. Excluding the effects of foreign currency movements, selling and administrative expenses increased 5% compared to the third quarter of last year. The increase was primarily driven by higher salaries and wages from investments in sales and services related headcount.

EMEA’s selling and administrative expenses decreased 8%, or $10.6 million, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 but increased approximately 40 basis points year over year as a percentage of net sales to 12.2%. Excluding the effects of foreign currency movements, selling and administrative expenses increased 6% compared to the first nine months of last year. The increase was primarily driven by the investments in headcount discussed above.

APAC’s selling and administrative expenses decreased 13%, or $786,000, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, increasing approximately 160 basis points year over year as a percentage of net sales to 20.2%. Excluding the effects of foreign currency movements, selling and administrative expenses increased 6% compared to the third quarter of last year. The year over year increase was primarily driven by higher salaries and wages from investments in headcount.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

APAC’s selling and administrative expenses decreased 12%, or $2.3 million, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, increasing approximately 80 basis points year over year as a percentage of net sales to 12.9%. Excluding the effects of foreign currency movements, selling and administrative expenses increased 2% compared to the first nine months of last year. The year over year increase was primarily driven by higher salaries and wages from investments in headcount, partially offset by lower variable compensation based on net sales and gross profit performance year to year.

Severance and Restructuring Expenses. During the three months ended September 30, 2015, North America and EMEA recorded severance expense, net of adjustments, of approximately $618,000 and $199,000, respectively. During the nine months ended September 30, 2015, North America and EMEA recorded severance expense, net of adjustments, of approximately $873,000 and $1.0 million, respectively. The charges were related to the elimination of certain positions as part of a continuous review of our organizational structure and a realignment of roles and responsibilities, offset by adjustments for changes in estimates of previous accruals as cash payments were made. Comparatively, during the three months ended September 30, 2014, North America and EMEA recorded severance expense, net of adjustments, of approximately $102,000 and $209,000, respectively, and APAC recorded a minor reduction of severance expense of $3,000. For the nine months ended September 30, 2014, North America, EMEA and APAC recorded severance expense, net of adjustments, of approximately $165,000, $684,000 and $106,000, respectively.

Non-Operating (Income) Expense.

Interest Income. Interest income for the three and nine months ended September 30, 2015 and 2014 was generated from interest earned on cash and cash equivalent bank balances. The decrease in interest income for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily due to lower interest rates earned on such balances and to lower average interest-bearing cash and cash equivalent balances during the nine months ended September 30, 2015.

Interest Expense. Interest expense for the three and nine months ended September 30, 2015 and 2014 primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facility. Interest expense for the three and nine months ended September 30, 2015 increased 29%, or $468,000, and 21%, or $965,000, respectively, compared to the three and nine months ended September 30, 2014. This increase was due primarily to higher imputed interest under our inventory financing facility in the 2015 periods. Imputed interest was $1.0 million and $2.6 million for the three and nine months ended September 30, 2015, respectively, compared to $654,000 and $1.8 million for the three and nine months ended September 30, 2014, respectively. This increase was due to higher outstanding balances during the 2015 periods. For a description of our various financing facilities, see Note 3 to our Consolidated Financial Statements in Part I, Item 1 of this report.

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

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Income Tax Expense. Our effective tax rate for the three months ended September 30, 2015 was 35.0% compared to 34.1% for the three months ended September 30, 2014. Our effective tax rate for the nine months ended September 30, 2015 was 37.1% compared to 37.4% for the nine months ended September 30, 2014. The increase in our effective tax rate for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was due primarily to higher losses in certain foreign jurisdictions in 2015, resulting in an increase in income tax expense as a result of the increase in the valuation allowance for deferred tax assets related to those foreign operating losses. The decrease in our effective tax rate for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was due primarily to lower taxes on earnings in foreign jurisdictions and the recognition of certain tax benefits related to the re-measurement or settlement of specific uncertain tax positions during the nine months ended September 30, 2015, offset partially by the increase in the valuation allowance related to certain foreign jurisdictions discussed above.

Liquidity and Capital Resources

The following table sets forth certain consolidated cash flow information for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$24,642	$47,796
Net cash used in investing activities	(10,804)	(7,983)
Net cash used in financing activities	(16,438)	(33,406)
Foreign currency exchange effect on cash and cash equivalent balances	(13,790)	(6,122)

(Decrease) increase in cash and cash equivalents	(16,390)	285
Cash and cash equivalents at beginning of period	164,524	126,817

Cash and cash equivalents at end of period	$148,134	$127,102

Cash and Cash Flow

Our primary uses of cash during the nine months ended September 30, 2015 were to fund working capital requirements, to repurchase shares of our common stock and for capital expenditures. Operating activities provided $24.6 million in cash for the nine months ended September 30, 2015, a 48% decrease from the nine months ended September 30, 2014 due to increased working capital utilization on improving sales trends this year. During the nine months ended September 30, 2015, we repurchased $91.8 million of our common stock in open market transactions. We had combined net borrowings on our long-term debt facilities of $24.0 million and net borrowings under our inventory financing facility of $53.7 million during the nine months ended September 30, 2015. Capital expenditures were $10.8 million in the nine months ended September 30, 2015, a 35% increase over the prior year period, reflecting higher IT and facility-related investments year over year. Cash and cash equivalent balances in the nine months ended September 30, 2015 were negatively affected by $13.8 million as a result of foreign currency exchange rates, compared to a negative effect of $6.1 million in the prior year period.

Net cash provided by operating activities. Cash flows from operations for the nine months ended September 30, 2015 and 2014 reflect our net earnings, adjusted for non-cash items such as depreciation, amortization, stock-based compensation expense and write-offs and write-downs of assets, as well as changes in asset and liability balances. In both periods, we anticipated the decreases in accounts receivable and accounts payable due to the seasonal decrease in net sales in the third quarter compared to the fourth quarter, which results in lower accounts receivable and accounts payable balances as of September 30, compared to December 31. The increases in inventories are primarily attributable to increases in inventory levels to support specific technical deployment client engagements and hardware sale transactions in transit to clients as of September 30, such that delivery was not deemed to have occurred until the product was received by the client in early October. The increase in inventory levels in the 2014 period is higher than the 2015 period due to multisite deployments in process as of September 30, 2014. For both periods, the decrease in accrued expenses and other liabilities was primarily attributable to decreases in accrued VAT and sales taxes as of September 30, compared to December 31, due to the relative timing of related payments. The decrease in the 2014 period was also affected by the reclassification of certain long-term liabilities to accounts payable as of September 30, 2014, as amounts became payable to partners under their contractual terms.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Our consolidated cash flow operating metrics for the quarters ended September 30, 2015 and 2014 were as follows:

	2015	2014
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	76	77
Days inventory outstanding (“DIOs”) (b)	12	11
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(61)	(58)

Cash conversion cycle (days) (d)	27	30

(a)	Calculated as the balance of accounts receivable, net at the end of the quarter divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 92 days.
(b)	Calculated as average inventories (excluding inventories not available for sale) divided by daily costs of goods sold. Average inventories is calculated as the sum of the balances of inventories at the beginning of the quarter plus inventories at the end of the quarter divided by two. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 92 days.
(c)	Calculated as the sum of the balances of accounts payable – trade and accounts payable – inventory financing facility at the end of the quarter divided by daily costs of goods sold. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 92 days.
(d)	Calculated as DSOs plus DIOs, less DPOs.

Our cash conversion cycle was 27 days in the third quarter of 2015, down three days from the third quarter of 2014. The decrease resulted primarily from a three day increase in DPOs period to period due to the expanded use of our inventory financing facility during the three months ended September 30, 2015.

Within the last year, we undertook a project to analyze our older accounts receivable to attempt further collection action, or where appropriate, to write off such accounts as uncollectible. Since these aged accounts receivable had been fully reserved against, the write off was accomplished through the elimination of the associated allowance, with no effect on net accounts receivable balances. The reduction of the allowance for doubtful accounts from $19.3 million at December 31, 2014 to $11.6 million at September 30, 2015 was a direct result of the write off of these older fully reserved accounts receivable as well as an overall improvement in managing the receivables portfolio. The reduction of the reserve during the third quarter of 2015 related to these actions had no effect on our results of operations or cash flow operating metrics detailed above.

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

Net cash used in investing activities. Capital expenditures were $10.8 million and $8.0 million for the nine months ended September 30, 2015 and 2014, respectively. We expect capital expenditures for the full year 2015 to be between $10.0 million and $15.0 million, primarily for technology and facility related upgrade projects.

Net cash used in financing activities. During the nine months ended September 30, 2015 and 2014, we repurchased $91.8 million and $29.7 million, respectively, of our common stock in open market transactions. These repurchases were part of programs previously approved by our Board of Directors in October 2013, October 2014 and February 2015. All shares repurchased were immediately retired. During the nine months ended September 30, 2015, we had net combined borrowings on our long-term debt under our revolving facility and our ABS facility that increased our outstanding debt balance by $24.0 million, and we had net borrowings of $53.7 million under our inventory financing facility during the period. During the nine months ended September 30, 2014, we had net combined repayments on our long-term debt under our revolving facility and our ABS facility that decreased our outstanding debt balance by $14.5 million, and we had net borrowings of $10.4 million under our inventory financing facility during the period.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our revolving facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization and (iv) non-cash stock-based compensation (“adjusted earnings”). The maximum leverage ratio permitted under the facilities is 2.75 times trailing twelve-month adjusted earnings. We anticipate that we will be in compliance with our maximum leverage ratio requirements over the next four quarters. However, a significant drop in the Company’s adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below the Company’s consolidated facility maximum amount. Based on the maximum leverage ratio as of September 30, 2015, the Company’s aggregate debt balance that could have been outstanding under our revolving facility and our ABS facility was reduced from the maximum borrowing capacity of $550.0 million to $486.8 million, of which $85.0 million was outstanding at September 30, 2015. Our debt balance as of September 30, 2015 was $86.6 million, including our capital lease obligation for certain IT equipment and other financing agreements with financial intermediaries to facilitate the purchase of products from certain vendors. As of September 30, 2015, the current portion of our long-term debt relates solely to our capital lease and other financing obligations.

Our revolving facility and our ABS facility contain various covenants customary for transactions of this type, including limitations on the payment of dividends and the requirement that we comply with maximum leverage, minimum fixed charge and minimum asset coverage ratio requirements and meet monthly, quarterly and annual reporting requirements. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified time period. At September 30, 2015, we were in compliance with all such covenants. Further, the terms of the ABS facility identify various circumstances that would result in an amortization event under the facility that affords the lenders specified remedies upon the occurrence and during the continuation of such an event, including the ability for the lenders to demand payment within a specified time period. At September 30, 2015, no such amortization event had occurred.

Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the U.S. We do not provide for U.S. income taxes on the undistributed earnings of those of our foreign subsidiaries where earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. As of September 30, 2015, we had approximately $120.9 million in cash and cash equivalents in certain of our foreign subsidiaries where we consider undistributed earnings of these foreign subsidiaries to be indefinitely reinvested. As of September 30, 2015, the majority of our foreign cash resides in the Netherlands, Canada and Australia. Certain of these cash balances will be remitted to the U.S. by paying down intercompany payables generated in the ordinary course of business. This repayment would not change our policy to indefinitely reinvest earnings of our foreign subsidiaries. We intend to use undistributed earnings for general business purposes in the foreign jurisdictions as well as to fund our capital expenditures and potential acquisitions.

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

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Off-Balance Sheet Arrangements

We have entered into off-balance sheet arrangements, which include indemnifications. The indemnifications are discussed in Note 11 to the Consolidated Financial Statements in Part I, Item 1 of this report and such discussion is incorporated by reference herein. We believe that none of our off-balance sheet arrangements have, or are reasonably likely to have, a material current or future effect on our business, financial condition or results of operations.

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

The following table summarizes our open foreign currency forward contracts held at September 30, 2015. All U.S. dollar and foreign currency amounts (Swedish Krona and British Pounds Sterling) are presented in thousands.

	Buy	Buy	Buy
Foreign Currency	SEK	GBP	GBP
Foreign Amount	20,000	3,500	20,000
USD Equivalent	$2,382	$5,391	$30,310
Weighted Average Maturity	Less than 1 month	Less than 1 month	Less than 1 month

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and determined that as of September 30, 2015 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

INSIGHT ENTERPRISES, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended September 30, 2015.

We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future. Our revolving facility and our ABS facility contain restrictions on the payment of cash dividends.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 through July 31, 2015	193,682	$30.42	193,682	$—
August 1, 2015 through August 31, 2015	—	—	—	—
September 1, 2015 through September 30, 2015	—	—	—	—

Total	193,682	$30.42	193,682

On February 11, 2015, we announced that our Board of Directors had authorized the repurchase of $75 million of our common stock. Repurchases during the quarter ended September 30, 2015, which represented the remaining $5.9 million authorized under the repurchase program, are reflected in the table above. All shares repurchased were retired.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

INSIGHT ENTERPRISES, INC.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	10-K	000-25092	3.1	February 17, 2006

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	8-K	000-25092	3.1	May 21, 2015

3.3	Amended and Restated Bylaws of Insight Enterprises, Inc.	8-K	000-25092	3.2	May 21, 2015

4.1	Specimen Common Stock Certificate	S-1	33-86142	4.1	January 20, 1995

10.1	Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of April 26, 2012, by and among Insight Enterprises, Inc., Insight Enterprises B.V., Insight Direct (UK) Ltd., as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and the lenders party thereto					X

10.2	Amendment No. 3 to Amended and Restated Credit Agreement, dated as of April 26, 2012, by and among Calence, LLC, Insight Direct USA, Inc. and Insight Public Sector, Inc., as Resellers, Castle Pines Capital LLC, as administrative agent, Wells Fargo Capital Finance, LLC, as collateral agent, syndication agent and administrative agent, and the lenders party thereto					X

10.3	Amendment to Receivables Purchase Agreement, dated as of October 15, 2015, among Insight Receivables, LLC, Insight Enterprises, Inc., PNC Bank, National Association and Wells Fargo Bank, National Association					X

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14					X

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	Interactive data files pursuant to Rule 405 of Regulation S-T					X

INSIGHT ENTERPRISES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 28, 2015	INSIGHT ENTERPRISES, INC.

	By:	/s/ Kenneth T. Lamneck
Kenneth T. Lamneck
President and Chief Executive Officer
(Duly Authorized Officer)

	By:	/s/ Glynis A. Bryan
Glynis A. Bryan
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Dana A. Leighty
Dana A. Leighty
Vice President, Finance
(Principal Accounting Officer)